Form 10-K
period 1994-01-29
BROWN GROUP INC
filed 1994-04-20
CIK 14707

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
        For the fiscal year ended January 29, 1994

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
        For the transition period from __________ to __________

                       Commission file number 1-2191

                            BROWN GROUP, INC.
         (Exact name of registrant as specified in its charter)

       New York                                43-0197190
(State or other jurisdiction of       (IRS Employer Identification Number)
 incorporation or organization)

8300 Maryland Avenue, St. Louis, Missouri        63105
(Address of principal executive offices)       (Zip Code)

                              (314) 854-4000
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
       Title of each class                       which registered
- --------------------------------------       ------------------------
Common Stock - par value $3.75 a share       New York Stock Exchange
  with Common Stock Purchase Rights          Chicago Stock Exchange

7-3/8% Sinking Fund Debentures due           New York Stock Exchange
  January 15, 1998

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

As of April 2, 1994, 17,694,841 common shares were outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $648 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual stockholders report for the year ended January 29, 1994, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of stockholders to be held May 26, 1994, are incorporated by reference into Part III.

                           Page 1 of 78 pages
                          Exhibit Index page 22

                                  PART I
                                  ------

ITEM 1 - BUSINESS
- -----------------

    The Corporation was founded in 1878 and incorporated in 1913 and currently operates in the Footwear and Specialty Retailing industry segments. The Footwear segment is engaged in the operation of retail shoe stores and in the manufacture, importing, foreign sourcing, and marketing of women's, men's
and children's footwear.    The Specialty Retailing segment comprises a chain of
retail fabric stores.  See Note 13 of Notes to Consolidated Financial
Statements on page 29 of the Annual Report to Stockholders for the year ended January 29, 1994, which is incorporated herein by reference, for additional information regarding the Corporation's industry segments.

Footwear
- --------

    The Footwear segment is engaged in the manufacture, importing, foreign sourcing, and marketing of a wide variety of types and styles of women's, men's and children's dress and casual footwear. During 1993, footwear sales were approximately 66% women's, 21% men's, and 13% children's. This composition has remained relatively constant over the past few years. Approximately 52% of 1993 footwear sales were made at retail compared with 47% in 1992 and 43% in 1991.

     The major brand names of the Corporation's footwear include the following:

Women's:     Air Step
             Brittania (under license from Brittania Sportswear, Ltd.)
             Connie
             DeLiso
             Donnay (under license from Donnay International, S.A.)
             Dr. Scholl's (under license from Schering-Plough HealthCare
                Products, Inc.)
             Fanfares
             Jordache (under license from Jordache Enterprises, Inc.)
             Life Stride
             Naturalizer
             NaturalSport
             Penaljo
             Revelations (under license from Lowell Shoe, Inc.)
             Waikiki (under license from DDKA, S.A.)

Men's: Brittania (under license from Brittania Sportswear, Ltd.) Donnay (under license from Donnay International S.A.)
             Dr. Scholl's (under license from Schering-Plough HealthCare
                Products, Inc.)
             Jean Pier Clemente
             Levi's Shoes and Boots (under license from Levi Strauss & Co.) Reed St. James (under license from Haggar Apparel Co.)
             Regal

- -----------------

Children's:  Aladdin (under license from The Walt Disney Company, Inc.)
             Bambi (under license from The Walt Disney Company, Inc.)
             Barbie for Girls (under license from Mattel, Inc.)
             Beauty and the Beast (under license from The Walt Disney
                Company, Inc.)
             Bobby's World (under license from Twentieth Century Fox
                Licensing and Merchandising)
             Buster Brown
             Candie's (under license from Candie's, Inc.)
             Conan the Adventurer (under license from Hasbro, Inc.)
             Dinosaurs (under license from The Walt Disney Company, Inc.) Disney (under license from The Walt Disney Company, Inc.)
             Disney Babies (under license from The Walt Disney Company, Inc.) Donnay (under license from Donnay International, S.A.)
             The Flintstones (under license from MCA/Universal Merchandising,
                Inc. and Turner Home Entertainment)
             G. I. Joe (under license from Hasbro, Inc.)
             Jordache (under license from Jordache Enterprises, Inc.)
             The Lion King (under license from The Walt Disney Company, Inc.) The Little Mermaid (under license from The Walt Disney
                Company, Inc.)
             101 Dalmatians (under license from The Walt Disney
                Company, Inc.)
             Playskool (under license from Hasbro, Inc.)
             Rookie League (under license from Major League Baseball
                Properties, Inc.)
             Waikiki (under license from DDKA, S.A.)
             Wildcats


   The Corporation's retail footwear operations comprise a large number of retail footwear stores in the United States and Canada including those operated under various names including: Famous Footwear, Naturalizer, F. X. LaSalle, Regal and Connie. A substantial portion of retail sales carry Corporate brand names with the footwear manufactured either by the Corporation in company-owned factories or under contract to its specifications by domestic and foreign suppliers.

   In retail sales of footwear, the Corporation competes in a highly frag-mented market with many organizations of various sizes operating retail shoe stores. Competitors include general shoe store operators, local and regional shoe store chains, department stores, discount stores and numerous independent retail operators of various sizes. Customer service, store location, product display, merchandise selection and pricing are important components of retail competition.

A summary of retail footwear stores operated by the Corporation at the prior five fiscal year-ends is as follows:

- -----------------

                        Company-Owned Retail Footwear Stores

                                      1989   1990   1991   1992   1993
                                      ----   ----   ----   ----   ----
Naturalizer
   Stores selling the Naturalizer
   and NaturalSport brands of
   women's footwear; located in
   major malls and shopping centers
   throughout the U.S. and Canada.     413    451    457    431    450
Connie
   Stores selling Connie and other
   branded women's footwear;
   located in major malls and
   shopping centers.                   187    134    119    106     81
Famous Footwear
   Family footwear stores which
   feature "brand names for less";
   located in strip centers and
   outlet malls.                       257    304    353    477    567
Regal/Castleby
   Men's footwear stores located
   in malls and shopping centers.       94     89     75     65     35
F. X. LaSalle
   Stores selling men's and women's
   branded footwear in major malls
   in Canada.                           11     13     14     14     15
Other Family Footwear Stores
   Selling men's, women's, and
   children's footwear.                138     63     71      4      4
                                     -----  -----  -----  -----  -----
   Total                             1,100  1,054  1,089  1,097  1,152
                                     =====  =====  =====  =====  =====

   Footwear is distributed by the Corporation's marketing, manufacturing, importing, and foreign sourcing operations in the United States, Canada, Europe, Latin America, and the Far East to approximately 5,000 retailers, including independent and chain operators of shoe and department stores and to affiliates. Certain of these customers also sell shoes bought from competing footwear suppliers. Wholesale footwear sales carry Corporate brand names, brand names licensed by the Corporation, and private label footwear produced for specific customers. This footwear is either manufactured by the Corporation in company-owned factories or under contract to its specifications by domestic and foreign suppliers. The Corporation competes with both domestic manufacturers and importers of foreign-produced footwear.

   The Corporation's womens domestic shoe manufacturing operations, overall, account for approximately 7% of the total pairs of non-rubber footwear manufactured annually in the United States, and approximately 21% of the women's domestic production. Competition in the shoe manufacturing industry involves style, quality, price, fit and service offered to the customer. The Corporation attempts to meet competition through manufacturing efficiencies, by maintaining emphasis on quality and fit, by its ability to anticipate and create acceptable fashion styles and by manufacturing well-established branded merchandise available for immediate shipment. The principal raw materials used by the Corporation in the manufacture of shoes are leather, man-made materials and fabrics for uppers, and leather, rubber and plastics for soles and heels. The Corporation has experienced no serious difficulty in purchasing its needs of raw materials and manufactured component parts at competitive prices.

- -----------------

   Foreign sourced footwear accounts for approximately 87% of all footwear sold in the United States. Through the sourcing activities of its Pagoda organization, the Corporation is a leading supplier of imported footwear. This organization sources a wide variety of footwear primarily from the Far East and Brazil for other Brown Group divisions and for outside customers. During 1993 this operation was responsible for sourcing approximately 81 million pairs of shoes. Pairs sourced for the U.S. market by Pagoda represent approximately 6% of total pairs imported annually in the United States. These sourcing activities include coordination of the styling, production, and shipment of footwear produced for the Corporation by independent footwear manufacturers in foreign countries. Because Pagoda's sourcing capabilities are diverse and include numerous countries of origin and manufacturing facilities therein and since production can be shifted from country to country, the Corporation does not believe its sourcing arrangements entail significant risks.

   The nature of the Corporation's wholesale shoe business is such that it does not have a significant backlog of non-cancelable orders. Orders for shoes are solicited by the Corporation's sales force primarily during four selling seasons in each year, with most sales being for the spring and fall retail seasons. Orders placed as a result of these sales efforts are taken before the shoes are manufactured with delivery generally within 10 to 12 weeks thereafter. In addition, the Corporation maintains a stock of the higher volume styles which are available for prompt shipment on reorder. The Corporation maintains adequate reserves for returns and allowances which may occur after sales are recorded.

   The Corporation's marketing and promotional efforts are carried out through a number of avenues. The footwear wholesaling group maintains a sales force that visits customers periodically, presents its footwear at trade shows throughout the country, and advertises in trade magazines and publications.
In addition, direct advertising to consumers is carried out through periodic use of the electronic media, sponsoring of certain sporting events, and in-store presentations and demonstrations. The footwear retailing organization advertises its products in the print and electronic media, as well as with in-store displays and promotions.

   Due to the seasonal nature of retail sales of shoes, the Corporation experiences fluctuations in the components of working capital. Retail footwear sales are seasonal with significant increases in sales experienced in the Christmas, Easter and back-to-school periods.

Specialty Retailing
- -------------------

   The Specialty Retailing segment comprises the Cloth World chain of retail fabric stores, one of the nation's largest volume fabric chains. All of Cloth World's 340 stores are leased with more than half having lease renewal options. Each store sells competitively priced craft, home decorating, and sewing fabrics and notions, along with patterns and sewing machines. Cloth World stores are located predominantly in the southern half of the United States extending from coast to coast. Stores are typically located in suburban areas near major metropolitan centers. Most contain between 10,000 and 12,000 square feet of space, enabling them to carry a large selection of merchandise for the home sewer and crafter.


A summary of retail fabric stores operated by the Corporation at the prior five fiscal year ends is as follows:

- -----------------

                                      1989  1990  1991  1992  1993
                                      ----  ----  ----  ----  ----
   Cloth World Store Count             316   316   322   354   340

   Cloth World purchases its goods from a substantial number of suppliers, and has experienced no difficulty in acquiring merchandise at competitive prices.

   The Corporation's fabric operation competes with other fabric chains, discount stores operating their own fabric departments and numerous independent retailers. A large selection of "fashion" merchandise, in-store customer service, direct mail, newspaper advertising and competitive pricing are the primary methods of competition in fabric operations. Fabric retailing is subject to some seasonal influences, with Easter, back-to-school and the pre-Christmas season being somewhat stronger than other periods.

Discontinued Operations
- -----------------------

   During the fourth quarter of fiscal 1993, the Corporation adopted a formal plan to withdraw from the Wohl Leased Shoe Department business. This business involves the management of over 500 shoe departments in department stores primarily on the West Coast and in the Midwest. Most of the leases are cancelable after a period of notice by either party and the Corporation expects to complete most of the withdrawals by the end of fiscal 1994.

Restructuring
- -------------

   In January 1994 the Corporation announced restructuring initiatives related to the Footwear Segment which consist of the following:

   *  Closing of five manufacturing facilities;
   * The closing of more than 100 company-owned Regal and Connie shoe stores; and
   *  Reduction of Corporate and Divisional staffing at the St.
      Louis, Missouri, headquarters.

   It is expected that these restructuring initiatives will be completed during fiscal 1994 and may extend into the first quarter of fiscal 1995.

Corporate-wide Business Influences
- ----------------------------------

   In addition to normal and recurring product development, design and styling activities, the Corporation engages in research and development related to new and improved materials for use in its footwear and other products and to the development and adaptation of production techniques.

   The Corporation is involved in environmental remediation and ongoing compliance at its closed tannery site and two associated landfill locations, and has been identified by various governmental authorities as a potentially responsible party at certain other landfills. See page 15 of the Annual Report to Stockholders for the year ended January 29, 1994, which is incorporated herein by reference, for a discussion of the financial impact of environmental issues on the Corporation. Federal, State, and local provisions for environmental protection have not had, nor are they anticipated to have, a material effect on the Corporation's capital expenditures or competitive position.

- -----------------

   The Corporation manufactures and sells certain patented items but does not consider its business to be dependent on patents. In addition, some products are sold under license agreements, such as with Schering-Plough HealthCare Products, Inc., and The Walt Disney Company, Inc. During 1993, sales under these agreements were approximately 13% of the total sales of the footwear segment.

   From time to time the Corporation investigates and negotiates for the possible acquisition of other businesses and operations; but at this time, there are no agreements or understandings for acquisition of any significant subsidiaries.

   The Corporation has approximately 22,000 full and part-time employees including approximately 5,600 in the leased department business, Connie and Regal shoe stores, factories, and Corporate offices which will be terminated as a result of the restructuring and closings previously discussed. Approximately 2,000 employees engaged in the manufacture of footwear are employed under union contracts. Such contracts vary in duration and expire in years between 1994 and 1996.


ITEM 2 - PROPERTIES
- -------------------

   The principal executive, sales and administrative offices of the Corporation are located in Clayton (St. Louis), Missouri, and consist of a complex of four adjoining office buildings. As a result of reduction in staffing, the Corporation, subsequent to year end, sold two of the four buildings.

   The Corporation's footwear manufacturing and warehousing operations are primarily carried out at 10 footwear and component manufacturing plants, two leather cutting facilities, and three warehouses located mainly in smaller towns in the Southern and Midwestern sections of the United States and two manufacturing and one warehouse facility located in Canada. Substantially all of the facilities are owned or are subject to long-term capital leases. In January 1994 the Corporation announced the closing of five domestic production facilities. These closings will be completed in the first and second quarter of 1994. After these closings the Corporation will have annual domestic manufacturing capacity of approximately 7,000,000 pairs.

   The Corporation's retail footwear operations are conducted throughout the United States and Canada and involve the operation of 1,152 shoe stores, including 102 in Canada. In addition, Famous Footwear has leased office space and a 750,000 square foot distribution center in Madison, Wisconsin. Cloth World has one warehouse/distribution facility in Amarillo, Texas, and 340 leased retail store locations. All store locations are leased with approximately one-third having renewal options.


ITEM 3 - LEGAL PROCEEDINGS
- --------------------------

   The Corporation is a party to several uninsured lawsuits arising in the ordinary course of business. While the Corporation is unable to predict the ultimate outcome of these actions, it believes that their final resolution will not result in any materially adverse effect on the Corporation's financial position.

- --------------------------

   The Corporation is working with Federal and various State Environmental Protection Agencies to resolve clean-up issues at several sites, including the Corporation's closed tannery in New York. The potential financial impact on the Corporation is discussed on page 15 of the Annual Report to Stockholders for the year ended January 29, 1994, which is incorporated herein by reference.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

   No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

   The following is a list of the names and ages of the executive officers of the registrant and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire May, 1994.

Name                     Age   Current Position
- ----                     ---   ----------------

B. A. Bridgewater, Jr.    60   Chairman of the Board, President and Chief
                               Executive Officer and Member of Executive
                               Committee

John B. Biggs, Jr.        50   Senior Vice President

Brian C. Cook             54   Vice President, Footwear Retailing and
                               President, Famous Footwear

Arthur G. Croci           42   President, Pagoda Trading

Ronald N. Durchfort       40   President, Pagoda International

Ronald A. Fromm           43   Executive Vice President, Famous Footwear

Curtis R. Johnson         62   Executive Vice President, Brown Shoe Company

Raymond F. Moseley        54   President, Wohl Shoe Company

Joseph P. Pearce          48   Executive Vice President, Brown Shoe Company

Robert D. Pickle          56   Vice President, General Counsel and
                               Corporate Secretary

Gary M. Rich              43   President, Pagoda U.S.A.

Harry E. Rich             54   Director, Executive Vice President and
                               Chief Financial Officer and Member of
                               Executive Committee

Donald L. Richey          50   President, Cloth World

Andrew M. Rosen           43   Vice President and Treasurer

Mary Sylvia Siverts       34   Vice President, Public Affairs

Richard L. Stonner        50   Senior Vice President, Retail Sales,
                               Famous Footwear

Thomas A. Williams        45   Vice President, Footwear Wholesaling;
                               President, Brown Shoe Company; and Chairman,
                               Pagoda

E. Lee Wyatt, Jr.         41   Vice President, Planning and Controller

George J. Zelinsky        45   Senior Vice President and General Merchandise
                               Manager, Famous Footwear


The period of service of each officer in the positions listed and other business experience are set forth below.

- ------------------------------------

B. A. Bridgewater, Jr., Chairman of the Board and Chief Executive Officer of the registrant since 1985. President of the registrant prior to 1987 and since 1990.

John B. Biggs, Jr., Senior Vice President of the registrant since January 1994. President of Brown Shoe Company from December 1990 to January 1994. Senior Vice President of Brown Shoe Company from 1987 to December 1990.

Brian C. Cook, Vice President, Footwear Retailing of the registrant since March, 1992; President of Famous Footwear since 1981.

Arthur G. Croci, President of Pagoda Trading since November 1993. President of Brown Group International from December 1990 to November 1993. Vice President of the registrant from December 1990 to March 1993. Executive Vice President of Brown Group International from January 1990 to December 1990 and various positions with the registrant from 1980 through 1989.

Ronald N. Durchfort, President of Pagoda International since March 1993. Managing Director, BGI, SARL-European Operations from 1989 through 1993. International Sales Manager, Sidney Rich Associates, Inc. from 1986 through 1989.

Ronald A. Fromm, Executive Vice President, Famous Footwear since September 1992. Vice President and Chief Financial Officer from 1988 to 1992.

Curtis R. Johnson, Executive Vice President, Brown Shoe Company since 1992. Executive Vice President - Production and Purchasing, Brown Shoe Company since 1982.

Raymond F. Moseley, President of Wohl Shoe Company since March 1992; Executive Vice President, Operations of Wohl since 1989; previously Senior Vice President, Operations of Wohl since 1985.

Joseph P. Pearce, Executive Vice President of Brown Shoe Company since June 1991, with principal responsibility for marketing. Previously, a Group President of the Fisher-Camuto Group, Inc. (a footwear company).

Robert D. Pickle, Vice President, General Counsel and Corporate Secretary of the registrant since 1985.

Gary M. Rich, President of Pagoda U.S.A. since March 1993. President, Pagoda Trading Company, Inc. from June 1989 through March 1993. Executive Vice President, Sidney Rich Associates, Inc. from December 1980 through June 1989. Account Executive, Sidney Rich Associates, Inc. from August 1975 to December 1980.

Harry E. Rich, Executive Vice President and Chief Financial Officer of the registrant since 1988. Senior Vice President and Chief Financial Officer of the registrant from 1984 to 1988.

Donald L. Richey, President of Cloth World since October 1990. Previously, Executive Vice President and a Director of Hancock Fabrics, Inc.

Andrew M. Rosen, Vice President and Treasurer of the registrant since January 1992. Treasurer of the registrant from 1983 to 1992.

Mary Sylvia Siverts, Vice President of Public Affairs since September 1993. Director of Public Relations from 1988 to 1993.

- ------------------------------------

Richard L. Stonner, Senior Vice President, Retail Sales of Famous Footwear since May 1987. Vice President and General Merchandise Manager, Shoe Stores, Wohl Shoe Company from 1985 to 1987.

Thomas A. Williams, Vice President, Footwear Wholesaling; President, Brown Shoe Company; and Chairman, Pagoda since January 1994. Vice President, International Operations of the registrant from March 1993 to January 1994. Chairman of the Board of Pagoda Trading Company from 1990 to January 1994. Vice Chairman and other management positions at Pagoda Trading Company from 1982 to 1990.

E. Lee Wyatt, Jr., Vice President, Planning and Controller since March 1994. Vice President, Planning and Taxes of the registrant since December 1992. Director, Corporate Planning and Taxes and Assistant Secretary since 1990. Director, Corporate Planning and Analysis since 1989. Manager, Corporate Planning and Analysis since 1986.

George J. Zelinsky, Senior Vice President and General Merchandise Manager, Famous Footwear since June 1989. Vice President, Women's Better Grade Division, Wohl Shoe Company from 1986 to 1989.

                                  PART II
                                  -------


ITEM 5 -MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS
- -------------------------------------------------

   Common Stock market prices and dividends on page 32 of the annual stockholders report and the number of stockholders on page 34 of the annual stockholders report for the year ended January 29, 1994 are incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA
- --------------------------------

   Selected Financial Data on page 16 of the annual stockholders report for the year ended January 29, 1994 is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------

   Management's Discussion and Analysis of Operations and Financial Condition on pages 12 through 15 of the annual stockholders report for the year ended January 29, 1994 is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

   The consolidated financial statements of the Corporation and its subsidiaries on pages 17 through 31, and the supplementary financial information on page 32 of the annual stockholders report for the year ended January 29, 1994 are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ------------------------------------------------------

   None.

                                  PART III
                                  --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

   Information regarding Directors of the Corporation on pages 3 through 9 of the proxy statement for the annual meeting to be held May 26, 1994, is incorporated herein by reference. Information regarding Executive Officers of the Corporation is included in Part I of this Form 10-K following Item 4.


ITEM 11 - EXECUTIVE COMPENSATION
- --------------------------------

   Information regarding Executive Compensation on pages 10 through 16 and 20 through 24 of the proxy statement for the annual meeting to be held May 26, 1994, is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
- ---------------------------------------------------------

   Security Holdings of Directors and Management on page 3 and 4 of the proxy statement for the annual meeting to be held May 26, 1994, is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

   None.



                                  PART IV
                                  -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K
- ------------------------------------------------------

(a) (1) and (2)  The response to this portion of Item
                 14 is submitted as a separate
                 section of this report.

(a) (3)          Exhibits

                 Exhibit No.:

    3.(a) (i)    Certificate of Incorporation of the
                 Corporation as amended through
                 February 16, 1984, incorporated
                 herein by reference to Exhibit 3 to
                 the Corporation's Report on Form
                 10-K for the fiscal year ended
                 November 1, 1986.

        (a) (ii) Amendment of Certificate of
                 Incorporation of the Corporation
                 filed February 20, 1987,
                 incorporated herein by reference to
                 Exhibit 3 to the Corporation's
                 Report on Form 10-K for the fiscal
                 year ended January 30, 1988.

        (b)      Bylaws of the Corporation as amended
                 through December 22, 1993, filed,
                 herewith.

     4. (a)      Form of Rights Agreement dated as of
                 March 6, 1986  between the
                 Corporation and Morgan Guaranty
                 Trust Company of New York, which
                 includes as Exhibit A the form of
                 Rights Certificate evidencing the
                 Corporation's Common Stock Purchase
                 Rights, incorporated herein by
                 reference to Exhibits 1 and 2 to the
                 Corporation's  Registration
                 Statement on  Form 8-A dated
                 March 7, 1986.

        (b) (i)  Indenture dated as of April 2, 1986
                 between the Corporation and
                 Citibank, N.A. as Trustee,
                 incorporated herein by reference to
                 Exhibit 4 to the Corporation's
                 Registration Statement on Form S-3
                 (No. 33-4500).

        (c)      Certain instruments with respect to
                 the long-term debt of the
                 Corporation are omitted pursuant to
                 Item 601(b)(4)(iii) of Regulation
                 S-K since the amount of debt
                 authorized under each such omitted
                 instrument does not exceed 10
                 percent of the total assets of the
                 Corporation and its subsidiaries on
                 a consolidated basis.  The
                 Corporation hereby agrees to furnish
                 a copy of any such instrument to the
                 Securities and Exchange Commission
                 upon request.

    10. (a)*     Stock Appreciation, non-qualified
                 Stock Option and Performance Bonus
                 Plan of 1976, incorporated herein by
                 reference to Exhibit 1 to the
                 Corporation's definitive proxy
                 statement dated January 18, 1977.

        (b)*     Stock Appreciation, Stock Option and
                 Performance Bonus Plan of 1983,
                 incorporated herein by reference to
                 Exhibit 3 to the Corporation's
                 definitive proxy statement dated
                 January 20, 1984.

        (c)*     Stock Option and Restricted Stock
                 Plan of 1987, as amended,
                 incorporated herein by reference to
                 Exhibit 3 to the Corporation's
                 definitive proxy statement dated
                 April 26, 1988.

    11.          Computation of earnings per share.

    13.          Annual Report to Stockholders of
                 Brown Group, Inc. for the fiscal
                 year ended January 29, 1994.  Such
                 report, except for portions
                 incorporated by reference herein, is
                 furnished for the information of the
                 SEC and is not "filed" as part of
                 this report.

    21.          Subsidiaries of the registrant.

    23.          Consent of Independent Auditors.

    24.          Power of attorney (contained on
                 signature page).

(b)              Reports on Form 8-K:

                 The Corporation filed a current
                 report on Form 8-K dated January 13,
                 1994, in response to Item 5, which
                 announced restructuring initiatives,
                    provision for additional environmental
                    monitoring costs and plans to discontinue and withdraw from the Wohl Leased Shoe
                    Department business.

(c)              Exhibits:

                 Exhibits begin on page 22 of this
                 Form 10-K.

                 On request copies of any exhibit
                 will be furnished to stockholders
                 upon payment of the Corporation's
                 reasonable expenses incurred in
                 furnishing such exhibit.

(d)              Financial Statement Schedules.



*Denotes management contract or compensatory plan arrangements.

                                SIGNATURES
                                ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: April 20, 1994                    BROWN GROUP, INC.
                                          (Registrant)


                                        Harry E. Rich /s/
                                  Executive Vice President and
                                   Principal Financial Officer


   Know all men by these presents, that each person whose signature appears below constitutes and appoints Harry E. Rich his true and lawful attorney in fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney in fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 21, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.


       Signatures                               Title
       ----------                               -----

B. A. Bridgewater, Jr. /s/          Chairman of the Board of Directors
                                    President and Chief Executive Officer



    Harry E. Rich /s/            Director, Executive Vice President
                                     and Chief Financial Officer




  E. Lee Wyatt, Jr. /s/             Vice President, Planning and
                                             Controller

        Signature                               Title
        ---------                               -----


     Joseph L. Bower /s/               Director and Chairman of
                                        Compensation Committee



      Joan F. Lane /s/                Director and Chairperson of
                                 Governance and Nominating Committee



    William E. Maritz /s/                       Director




     Daniel R. Toll /s/                 Director and Chairman of
                                           Audit Committee

                        ANNUAL REPORT ON FORM 10-K

                     ITEM 14 (a)  (1) and (2), and (d)


                     LIST OF FINANCIAL STATEMENTS AND
                      FINANCIAL STATEMENT SCHEDULES


                        YEAR ENDED JANUARY 29, 1994


                             BROWN GROUP, INC.

                            ST. LOUIS, MISSOURI

FORM 10-K  -  ITEM 14 (a) (1) and (2)
BROWN GROUP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




   The following consolidated financial statements of Brown Group, Inc. and subsidiaries included in the annual report of the registrant to stockholders for the year ended January 29, 1994 are incorporated by reference in Item 8:

     Consolidated Balance Sheets - January 29, 1994 and January 30, 1993.

     Consolidated Earnings - Years ended January 29, 1994, January 30, 1993, and February 1, 1992.

     Consolidated Cash Flows - Years ended January 29, 1994, January 30, 1993, and February 1, 1992.

     Consolidated Stockholders' Equity - Years ended January 29, 1994, January 30, 1993, and February 1, 1992.

     Notes to consolidated financial statements.

     Report of Independent Auditors.

   The following consolidated financial statement schedules of Brown Group, Inc. and subsidiaries are included in Item 14(d):

     Schedule VIII - Valuation and Qualifying Accounts
     Schedule IX - Short-Term Borrowings

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                   SCHEDULE VIII


                         VALUATION AND QUALIFYING ACCOUNTS
                                 BROWN GROUP, INC.


- -------------------------------------------------------------------------------
    COL. A.                 COL. B          COL. C         COL. D       COL. E
- -------------------------------------------------------------------------------
                                           ADDITIONS
                                     ----------------------
                                       (1)        (2)
                            Balance             Charged to
                              at     Charged to   Other               Balance
                           Beginning Costs and  Accounts- Deductions- at End
                           of Period  Expenses  Describe   Describe   of Period
- --------------------------------------------------------------------------------
(Thousands)


YEAR ENDED JANUARY 29, 1994

Deducted from assets:

   For doubtful accounts
      and discounts        $10,482   $5,272               $4,329-A    $11,425


YEAR ENDED JANUARY 30, 1993

Deducted from assets:

   For doubtful accounts
      and discounts          6,673    7,771                3,962-A     10,482


YEAR ENDED FEBRUARY 1, 1992

Deducted from assets:

   For doubtful accounts
      and discounts          8,002    3,902                5,231-A      6,673



A.  Accounts written off, net of recoveries
    and discounts taken.

                                    SCHEDULE IX

                               SHORT-TERM BORROWINGS
                                 BROWN GROUP, INC.

- --------------------------------------------------------------------------------
COL. A                    COL. B   COL. C    COL. D      COL. E      COL. F
- --------------------------------------------------------------------------------
                                               Maximum     Average    Weighted
                          Balance  Weighted    Amount      Amount     Average
                          at End   Average   Outstanding Outstanding  Interest
Category of Aggregate       of     Interest  During the  During the  Rate During
Short-Term Borrowings     Period     Rate      Period      Period    the Period
- --------------------------------------------------------------------------------
(Thousands)                                       (A)      (B)         (C)

YEAR ENDED JANUARY 29, 1994

  Notes Payable to
    Banks (1)             $  7,000    3.5%   $ 42,452    $ 28,701       5.0%

  Payable to Holders of
    Commercial Paper (2)   164,090(4) 3.3%    164,090     110,404       3.2%

YEAR ENDED JANUARY 30, 1993

  Notes Payable to
    Banks (1)             $     30    5.3%   $ 33,549    $ 23,551       4.6%

  Payable to Holders of
    Commercial Paper (2)    36,615(4) 3.5%     35,205      27,024       4.0%

YEAR ENDED FEBRUARY 1, 1992

  Notes Payable to
    Banks (1)             $ 20,296(3) 6.4%   $ 25,672    $ 19,983       7.9%

  Payable to Holders of
    Commercial Paper (2)    24,100(3) 4.4%     38,000      30,471       6.2%



A) The maximum amount outstanding during the period was computed based on the highest month-end balance of the combined total of notes payable to banks and amounts payable to holders of commercial paper.

B) Average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12 months.

C) The weighted average interest rate was computed based on the interest rates on short-term borrowings outstanding at the month-ends throughout the year.

1) Notes payable to banks represent borrowings under lines of credit borrowing arrangements generally renewed on an annual basis.

2) Commercial paper with various maturity dates from date of issue has no specific provisions for the extension of maturity.

3) As a result of the long-term refinancing of $30,000,000 of these short-term notes and reclassification to long-term debt, as explained in Note 7 to the 1991 consolidated financial statements, these will not agree with the amount shown on the Consolidated Balance Sheet as of February 1, 1992.

4) Commercial paper borrowings of $25,000,000 are intended to be maintained on a long-term basis; therefore, reclassification to long-term debt has been made as explained in Note 9 to the consolidated financial statements. These amounts will, therefore, not agree with the amount shown on the Consolidated
   Balance Sheet as of January 29, 1994, and January 30, 1993.

                                                BROWN GROUP, INC.
                                ANNUAL REPORT TO STOCKHOLDERS ON FORM 10-K
                                                INDEX TO EXHIBITS




                 Exhibit
                 -------

 3.(b) Bylaws as amended through December 22, 1993

11.    Computation of earnings per share

13.    1993 Annual Report to Stockholders of
          Brown Group, Inc.

21.    Subsidiaries of the registrant

23.    Consent of Independent Auditors

24.    Power of Attorney (see signature page)