Form 10-Q
period 1994-04-30
BROWN GROUP INC
filed 1994-06-10
CIK 14707

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                   FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   April 30, 1994

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from __________ to __________

                                  ____________

                         Commission file number 1-2191
                                  ____________


                              BROWN GROUP, INC.
            (Exact name of registrant as specified in its charter)


                New York                                 43-0197190
     (State or other jurisdiction of        (IRS Employer Identification Number)
      incorporation or organization)

              8400 Maryland Avenue
              St. Louis, Missouri                             63105
     (Address of principal executive offices)               (Zip Code)


                                 (314) 854-4000
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
              if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [x]    No [ ]

As of May 27, 1994, 17,909,693 shares of the registrant's common stock were outstanding.

                               BROWN GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                             (Unaudited)
                                        -----------------
                                        April 30,    May 1,     January 29,
                                          1994        1993         1994
                                        ---------   ---------   -----------
ASSETS

Current Assets
  Cash and Cash Equivalents             $  21,264   $  12,184   $  16,892
  Receivables, net of allowances of
    $10,713 at April 30, 1994,
    $8,572 at May 1, 1993, and
    $11,425 at January 29, 1994           103,685     106,700     109,968
  Inventories (net of adjustment to
    last-in, first-out cost of
    $53,720 at April 30, 1994,
    $66,573 at May 1, 1993, and
    $52,849 at January 29, 1994)          381,523     365,973     375,465
  Net Current Assets of Discontinued
    Operations                             34,893      58,579      38,942
  Other Current Assets                     70,529      38,877      70,598
                                        ---------   ---------   ---------
    Total Current Assets                  611,894     582,313     611,865

Property, Plant and Equipment             224,674     235,435     232,942
  Less allowances for depreciation
    and amortization                     (126,023)   (135,966)   (135,512)
                                        ---------   ---------   ---------
                                           98,651      99,469      97,430
Net Noncurrent Assets of
  Discontinued Operations                   5,075      22,041       7,062
Other Assets                               56,060      54,782      55,377
                                        ---------   ---------   ---------
                                        $ 771,680   $ 758,605   $ 771,734
                                        =========   =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                         $ 145,166   $  97,196   $ 146,090
  Accounts Payable                        106,083     114,894     105,437
  Accrued Expenses                        113,308      84,354     108,287
  Income Taxes                              1,386       5,315       3,788
  Current Maturities of Long-Term Debt      3,112      26,701       7,709
                                        ---------   ---------   ---------
      Total Current Liabilities           369,055     328,460     371,311

Long-Term Debt and Capitalized
  Lease Obligations                       135,289     118,403     135,324
Other Liabilities                          30,852      26,886      31,236

Stockholders' Equity
  Common Stock                             66,426      65,419      66,075
  Additional Capital                       38,085      31,639      35,979
  Cumulative Translation Adjustment        (4,402)     (1,609)     (3,287)
  Unamortized Value of Restricted Stock    (6,409)     (7,119)     (6,827)
  Retained Earnings                       142,784     196,526     141,923
                                        ---------   ---------   ---------
                                          236,484     284,856    233,863
                                        ---------   ---------   ---------
                                        $ 771,680   $ 758,605   $ 771,734
                                        =========   =========   =========


See Notes to Condensed Consolidated Financial Statements.

                               BROWN GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(Thousands, except per share)

                                                       Three Months Ended
                                                     --------------------
                                                     April 30,     May 1,
                                                       1994         1993
                                                     ---------    --------

Net Sales                                            $ 427,218    $ 389,072
Cost of Goods Sold                                     272,244      249,492
                                                     ---------    ---------
Gross Profit                                           154,974      139,580
                                                     ---------    ---------

Selling and Administrative Expenses                    138,741      127,414
Interest Expense                                         4,355        4,749
Other (Income) Expense                                    (651)         350
                                                     ---------    ---------
Earnings from Continuing Operations Before
   Income Taxes and Cumulative Effect of
   Accounting Change                                    12,529        7,067

Income Tax Provision                                     4,598        2,584

Earnings from Continuing Operations Before
   Cumulative Effect of Accounting Change                7,931        4,483

Cumulative Effect of Change in Accounting
   for Postemployment Benefits                             -         (2,214)

Loss from Discontinued Operations, Net of Taxes            -           (284)
                                                     ---------     --------
NET EARNINGS                                         $   7,931     $   1,985
                                                     =========     =========


NET EARNINGS (LOSS) PER COMMON SHARE:

Continuing Operations                                $     .45     $     .26
Cumulative Effect of Accounting Change                     -            (.13)
Discontinued Operations                                    -            (.02)
                                                     ---------     ---------
NET EARNINGS PER COMMON SHARE                        $     .45     $     .11
                                                     =========     =========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                                      17,451        17,190

DIVIDENDS PER COMMON SHARE                           $     .40     $     .40
                                                     =========     =========


See Notes to Condensed Consolidated Financial Statements.

                               BROWN GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


(Thousands)

                                                         Three Months Ended
                                                      ------------------------
                                                      April 30,        May 1,
                                                        1994            1993
                                                      ---------      ---------

Net Cash Provided (Used) by Operating Activities of:
   Continuing operations                              $  16,279      $    359
   Discontinued operations                               (3,942)       (7,778)
                                                      ---------      --------

Net Cash Provided (Used) by Operating Activities         12,337        (7,419)

Investing Activities
  Capital expenditures                                   (7,961)       (6,102)
  Proceeds from sales of assets of discontinued
    operations                                            9,978             -
  Other                                                     383            31
                                                      ---------      --------

Net Cash Provided (Used) by Investing Activities          2,400        (6,071)

Financing Activities
  Increase/(decrease) in short-term notes payable          (924)       85,551
  Principal payments of long-term debt                   (4,635)      (75,024)
  Dividends paid                                         (7,070)       (6,973)
  Proceeds from issuance of common stock                  2,264           495
                                                      ---------      --------

Net Cash Provided (Used) by Financing Activities        (10,365)        4,049
                                                      ---------      --------

Increase (Decrease) in Cash and Cash Equivalents          4,372        (9,441)

Cash and Cash Equivalents at Beginning of Period         16,892        21,625
                                                      ---------      --------

Cash and Cash Equivalents at End of Period            $  21,264      $ 12,184
                                                      =========      ========





See Notes to Condensed Consolidated Financial Statements.

 BROWN GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



 Note A - Basis of Presentation
 ------------------------------

 The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals and the effect on LIFO inventory valuation of estimated annual inflationary cost increases and year-end inventory levels) to present fairly the results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow in conformity with generally accepted accounting principles.

 The Corporation's business is subject to seasonal influences, and interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

 For further information refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report and Form 10-K for the period ended January 29, 1994.


 Note B - Earnings Per Share
 ---------------------------

 Net earnings per share of Common Stock is computed by dividing net earnings by the weighted average number of shares outstanding. The dilutive effect of stock options is not significant and is therefore excluded from the calculation.


 Note C - Inventories
 --------------------

 The components of inventory are as follows ($000):

                                   April 30,    May 1,    January 29,
                                     1994        1993        1994
                                   ---------   --------   -----------

 Finished Goods                    $358,546    $347,317    $352,243
 Work in Process                      5,462       3,393       6,291
 Raw Materials and Supplies          17,515      15,263      16,931
                                   --------    --------    --------
                                   $381,523    $365,973    $375,465
                                   ========    ========    ========

 REVIEW BY INDEPENDENT AUDITORS


 At the Corporation's request, its independent auditors, Ernst & Young, have performed a review of the accompanying financial statements. Their review was performed in accordance with the standards for such reviews by the American Institute of Certified Public Accountants.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------

 Results of Operations
 ---------------------

 Quarter ended April 30, 1994 compared to the Quarter ended May 1, 1993
 ----------------------------------------------------------------------

 Consolidated net sales for the first quarter ended April 30, 1994, were $427.2 million, an increase of 9.8% from last year's first quarter.

 Earnings from continuing operations of $7.9 million for the first quarter of 1994 compare to $4.5 million last year, an increase of 76.9%.

 Sales from the footwear retailing operations increased 15.1% from the first quarter of 1993. Famous Footwear's sales increased 24.7% due to a same-store increase of 6.1% and 95 more units. The Canadian retailing operation's sales also showed improvement, posting an increase of 8.8%. Sales of the Naturalizer stores increased 5.3% over last year's first quarter, reflecting same-store sales gains of 2.6%. These increases were partially offset by an overall sales decline of 40.2% at the Connie and Regal stores, reflecting 64 fewer units in operation as a result of the phasing out of these stores as part of the corporation's restructuring.

 Sales from footwear wholesaling activities increased 10.1% over the same period last year. Pagoda's sales increased 16.5%, and Brown Shoe's increased 3.6%. Pagoda's increase was primarily driven by higher licensed product sales, primarily the Dr. Scholl's line; while Brown Shoe's branded lines showed improvement, especially in the NaturalSport brand.

 Cloth World's first quarter sales decreased 6.2% with same-store sales declining 2.3% and 14 fewer units in operation. Sales decreases were recorded in all major departments with the exception of home decorating and craft fabrics.

 Gross profit as a percentage of sales increased to 36.3% from 35.9% for the same period last year. Cloth World and Naturalizer experienced increased margins, while Pagoda and Famous Footwear posted modest declines. Brown Shoe's gross profit percentage was flat with last year's. Cloth World experienced strong margin increases in the crafts category, while tight inventory management produced reduced markdowns at Naturalizer stores. Lower sourcing margins on Brazilian footwear and higher markdowns on children's shoes contributed to Pagoda's decreased margin.

 Selling and administrative expenses as a percentage of sales decreased slightly to 32.5% from 32.7%. Expenses continue to be tightly controlled in all areas of the corporation.

 Other income/expense is a net income of $0.7 million in 1994 compared to expense of $0.4 million in 1993. The prior year amount includes $1.0 million in costs to close the company's tannery.

 Overall, operating earnings improved at all companies in the first quarter of 1994 over the same period in 1993.

 Discontinued Operations
 -----------------------

 The discontinuance of the Wohl Leased Department business, which was announced in January 1994, is proceeding as planned. The corporation has entered negotiations with all 26 lessors and has completed contracts and withdrawn from operating in 14 of the department-store groups, including the largest, Carter Hawley Hale. As leased department assets are sold or liquidated, cash flow will be primarily used to repay short-term borrowings.

 Restructuring
 -------------

 The restructuring initiatives also announced in January 1994 are proceeding as planned. During the first quarter of 1994, four manufacturing facilities and 14 retail stores were closed. The majority of the store closings are expected to occur in the second half of 1994 and first quarter of 1995. Staff reductions will be occurring throughout fiscal 1994 as Brown Shoe Company and Pagoda proceed with the merging of the operations of the two companies.

 Financial Condition

 A summary of key financial data and ratios at the dates indicated is as follows:

                                        April 30,    May 1,    January 29,
                                          1994        1993        1994
                                        ---------   -------    -----------
 Working Capital (millions)             $242.8       $253.9       $240.6

 Current Ratio                             1.7          1.8          1.6

 Total Debt as a Percentage of
    Total Capitalization                 54.5%        46.0%        55.3%

 Cash flow from operating activities of continuing operations for the first three months of fiscal 1994 was approximately $15.9 million higher than in the first three months of 1993. The increase was primarily the result of higher earnings and decreased accumulation of inventories, which were partially offset by lower increases of accounts payable and accrued expenses. Cash flow used by discontinued operations decreased by $3.8 million. In addition, the sale of certain discontinued assets results in $10.0 million of cash flow during the first quarter of 1994.

 Financing activities in the first quarter of 1993 reflect an increase in notes payable and a decrease in current maturities of long-term debt, which is partially due to the rearrangement of $75 million of the corporation's long-term debt. The corporation took steps to rearrange its debt structure to take advantage of lower interest rates. In January 1993 the corporation issued $50 million in 6.47% senior notes to partially refinance its $75 million 8-1/8% debentures that were originally due in 1996. In the interim period, prior to redemption, these proceeds were used to reduce short-term commercial paper borrowing. In April 1993 the corporation called for redemption of these debentures. They were paid with proceeds from the issuance of commercial paper.

 The increase in the ratio of total debt as a percentage of total capitalization at April 30, 1994, compared to the end of the first quarter last year, has been caused by an increase in short-term borrowings used largely to fund the growth at Famous Footwear, as well as the impact on stockholders' equity of restructuring and discontinued operations disposal charges recorded in January 1994. In spite of the increase in this ratio, the Corporation's financial condition and debt to capitalization ratios continue to provide additional borrowing capacity, if needed.

                       PART II - OTHER INFORMATION
                       ---------------------------

 Item 1 - Legal Proceedings
 --------------------------
    There have been no material developments during the quarter ended April 30, 1994, in the legal proceedings described in the Corporation's Form 10-K for the period ended January 29, 1994.


 Item 4 - Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------
    At the Annual Meeting of Stockholders held on May 26, 1994, three proposals described in the Notice of Annual Meeting of Stockholders dated April 20, 1994, were voted upon.

    1. The stockholders elected three directors, Mr. Joseph L. Bower, Ms. Joan
       F. Lane, and Mr. Harry E. Rich, for terms of three years each, and Mr. Morton I. Sosland for a term of two years. The voting for each director is as follows:

       Directors                              For      Withheld
                                          ----------   --------

       Joseph L. Bower                    15,094,039   195,763
       Joan F. Lane                       15,087,798   202,004
       Harry E. Rich                      15,183,866   105,936
       Morton I. Sosland                  15,092,660   197,142

   2. The proposal to ratify and approve the prior adoption by the Board of Directors of the Brown Group, Inc. Stock Option and Restricted Stock
       Plan of 1994 and the allocation of 750,000 of the Corporation's shares thereto was approved by a vote of 14,232,471 in favor to 925,962 against, with 131,369 abstaining.

   3. The proposal to ratify the appointment of Ernst & Young as the Corporation's independent auditors was approved by a vote of 15,202,189 in favor to 18,780 against, with 68,833 abstaining.


 Item 6 - Exhibits and Reports on Form 8-K
 -----------------------------------------
      (a)  Listing of Exhibits

           (10)(d) Stock Option and Restricted Stock Plan of 1994, incorporated herein by reference to Exhibit 3 to the corporation's definitive proxy statement dated April 20, 1994.
           (11)      Computation of Earnings Per Share (Page 12)
           (15)      Letter re:  unaudited interim financial information
                     (Page 13)

      (b)  Reports on Form 8-K:

           There were no reports on Form 8-K for the quarter ended
           April 30, 1994.



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BROWN GROUP, INC.


 Date:  June 10, 1994                     /s/ Harry E. Rich
                                       -------------------------------
                                            Harry E. Rich
                                       Executive Vice President
                                       and Chief Financial Officer and
                                       On Behalf of the Corporation as
                                       the Principal Financial Officer

                              ERNST & YOUNG
                         Gateway One, Suite 1400
                            701 Market Street
                           St. Louis, MO 63101
                              (314) 259-1000


                  INDEPENDENT ACCOUNTANTS' REPORT


 Stockholders and Board of Directors
 Brown Group, Inc.


 We have reviewed the accompanying condensed consolidated balance sheets of Brown Group, Inc., as of April 30, 1994, and May 1, 1993, and the related condensed consolidated statements of earnings for the three-month periods ended
 April 30, 1994, and May 1, 1993, and the condensed consolidated statements of cash flows for the three-month periods ended April 30, 1994, and May 1, 1993.
 These financial statements are the responsibility of the Company's management.

 We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

 Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

 We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Brown Group, Inc. as of
 January 29, 1994, and the related consolidated statement of earnings, stockholders'
 equity, and cash flows for the year then ended and in our report dated March
 4, 1993, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

 May 24, 1994

                                      \s\ Ernst & Young

                                                                   EXHIBIT 11

                          PART II - OTHER INFORMATION
                          ---------------------------

                       COMPUTATION OF EARNINGS PER SHARE

                               BROWN GROUP, INC.

(Thousands, except per share)

                                                         Three Months Ended
                                                       ----------------------
                                                       April 30,      May 1,
                                                         1994          1993
                                                       ---------     -------
PRIMARY

Weighted average shares outstanding                       17,451       17,190

Net effect of dilutive stock options based on
  the treasury stock method using average market price       110           55
                                                       ---------     --------
   TOTAL                                                  17,561       17,245
                                                       =========     ========

Earnings from continuing operations
   before accounting change                            $   7,931     $  4,483
Cumulative effect of accounting change                       --        (2,214)
Discontinued operations                                      --          (284)
                                                       ---------     --------
Net Earnings                                           $   7,931     $  1,985
                                                       =========     ========

Earnings per share from continuing operations
   before accounting change                            $     .45     $    .26
Cumulative effect of accounting change                       --          (.13)
Discontinued operations                                      --          (.02)
                                                       ---------     --------
Net earnings per share (1)                             $     .45     $    .11
                                                       =========     ========

FULLY DILUTED

Weighted average shares outstanding                       17,451       17,190

Net effect of dilutive stock options based on
  the treasury stock method using the period-end market
  price, if higher than the average market price             130           66
                                                       ---------     --------
   TOTAL                                                  17,581       17,256
                                                       =========     ========

Earnings from continuing operations
   before accounting change                            $   7,931     $  4,483
Cumulative effect of accounting change                       --        (2,214)
Discontinued operations                                      --          (284)
                                                       ---------     --------
Net Earnings                                           $   7,931     $  1,985
                                                       =========     ========

Earnings per share from continuing operations
   before accounting change                            $     .45     $    .26
Cumulative effect of accounting change                       --          (.13)
Discontinued operations                                      --          (.02)
                                                       ---------     --------
Net earnings per share (1)                             $     .45     $    .11
                                                       =========     ========

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share because dilution was less than 3% and not material.

                                                                EXHIBIT 15




                           Acknowledge Letter



 Stockholders and Board of Directors
 Brown Group, Inc.

 We are aware of the incorporation by reference in the Registration Statements (Form S-8 Numbers 2-58347 and 33-22328) pertaining to the employee stock purchase plan and employee stock appreciation plans, respectively, and in the Registrant Statement (Form S-3 Number 33-21477) for the registration of debt of Brown Group, Inc., of our report dated May 24, 1994, relating to the unaudited condensed consolidated interim financial statements of Brown Group, Inc. which are included in its Form 10-Q for the quarter ended April 30, 1994.

 Pursuant to rule 436(c) of the Securities Act of 1933, our report is not part of the Registration Statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


May 24, 1994

                                     \s\ Ernst & Young