Form 10-Q
period 1994-07-30
BROWN GROUP INC
filed 1994-09-13
CIK 14707

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ____________

                                   FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   July 30, 1994

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

              8300 Maryland Avenue
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

As of August 27, 1994, 17,936,275 shares of the registrant's common stock were outstanding.

<PAGE 2>
                                BROWN GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                              (Unaudited)
                                           -------------------
                                           July 30,   July 31,   January 29,
                                             1994       1993        1994
                                           --------   --------   -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                $  26,928  $   2,249  $  16,892
  Receivables, net of allowances of
    $10,802 at July 30, 1994,
    $8,201 at July 31, 1993, and
    $11,425 at January 29, 1994              112,031    117,136    109,968
  Inventories (net of adjustment to
    last-in, first-out cost of
    $51,722 at July 30, 1994,
    $67,583 at July 31, 1993, and
    $52,849 at January 29, 1994)             415,917    409,565    375,465
  Net Current Assets of Discontinued
    Operations                                 2,964     60,588     38,942
  Other Current Assets                        67,590     38,126     70,598
                                            --------   --------   --------
    Total Current Assets                     625,430    627,664    611,865

Property, Plant and Equipment                229,570    240,701    232,942
  Less allowances for depreciation
    and amortization                        (127,342)  (139,209)  (135,512)
                                            --------   --------   --------
                                             102,228    101,492     97,430
Net Noncurrent Assets of
  Discontinued Operations                      2,308     21,075      7,062
Other Assets                                  57,415     54,798     55,377
                                           ---------  ---------  ---------
                                           $ 787,381  $ 805,029  $ 771,734
                                           =========  =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                            $ 111,089  $ 130,763  $ 146,090
  Accounts Payable                           148,646    126,130    105,437
  Accrued Expenses                           111,815     86,498    108,287
  Income Taxes                                 7,983      6,128      3,788
  Current Maturities of Long-Term Debt         3,095      6,704      7,709
                                           ---------   --------   --------
      Total Current Liabilities              382,628    356,223    371,311

Long-Term Debt and Capitalized
  Lease Obligations                          135,220    138,377    135,324
Other Liabilities                             30,640     26,479     31,236

Stockholders' Equity
  Common Stock                                67,203     65,529     66,075
  Additional Capital                          44,938     32,243     35,979
  Cumulative Translation Adjustment           (4,254)    (2,206)    (3,287)
  Unamortized Value of Restricted Stock      (12,056)    (6,720)    (6,827)
  Retained Earnings                          143,062    195,104    141,923
                                             238,893    283,950    233,863
                                           ---------  ---------  ---------
                                           $ 787,381  $ 805,029  $ 771,734
                                           =========  =========  =========

See Notes to Condensed Consolidated Financial Statements.

                                BROWN GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(Thousands, except per share)

                                   Three Months Ended     Six Months Ended
                                   ------------------    ------------------
                                   July 30,  July 31,    July 30,  July 31,
                                     1994      1993        1994      1993
                                   --------  --------    --------  --------
Net Sales                          $404,491  $381,028    $831,709  $770,100
Cost of Goods Sold                  256,903   243,140     529,147   492,632
                                   --------  --------    --------  --------
Gross Profit                        147,588   137,888     302,562   277,468
                                   --------  --------    --------  --------
Selling and Administrative
   Expenses                         132,786   124,062     271,527   251,476
Interest Expense                      4,286     4,177       8,641     8,926
Other (Income) Expense                 (687)     (396)     (1,338)      (46)
                                   --------   -------    --------  --------
Earnings from Continuing
   Operations Before Income
   Taxes and Cumulative Effect
   of Accounting Change              11,203    10,045      23,732    17,112

Income Tax Provision                  3,762     3,563       8,360     6,147
                                   --------   -------    --------  --------
Earnings from Continuing
   Operations Before Cumulative
   Effect of Accounting Change        7,441     6,482      15,372    10,965

Cumulative Effect of Change
   in Accounting for
   Postemployment Benefits             --        --          --      (2,214)

Loss from Discontinued
   Operations, Net of Taxes            --        (915)       --      (1,199)
                                   --------   -------    --------  --------

NET EARNINGS                       $  7,441  $  5,567    $ 15,372  $  7,552
                                   ========  ========    ========  ========


NET EARNINGS (LOSS) PER COMMON SHARE:

Continuing Operations              $    .42  $    .38    $    .88  $    .64
Cumulative Effect of
   Accounting Change                   --        --          --        (.13)
Discontinued Operations                --        (.05)       --        (.07)
                                   --------  --------    --------  --------
NET EARNINGS PER COMMON SHARE      $    .42  $    .33    $    .88  $    .44
                                   ========  ========    ========  ========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                   17,543    17,238      17,497    17,214

DIVIDENDS PER COMMON SHARE         $    .40  $    .40    $    .80  $    .80
                                   ========  ========    ========  ========

See Notes to Condensed Consolidated Financial Statements.

                                BROWN GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Thousands)

                                                          Six Months Ended
                                                        --------------------
                                                        July 30,    July 31,
                                                          1994        1993
                                                        --------    --------
Net Cash Provided (Used) by Operating Activities of:
   Continuing operations                                $  36,514   $ (37,987)
   Discontinued operations                                 (7,499)      2,029
                                                        ---------   ---------

Net Cash Provided (Used) by Operating Activities           29,015     (35,958)

Investing Activities
  Capital expenditures                                    (17,512)    (14,414)
  Proceeds from sales of assets of discontinued
    operations                                             48,231          44
  Other                                                       744        (366)
                                                        ---------   ---------

Net Cash Provided (Used) by Investing Activities           31,463     (14,736)

Financing Activities
  Increase/(decrease) in short-term notes payable         (35,001)    119,118
  Principal payments of long-term debt                     (4,720)    (95,050)
  Addition to long-term debt                                 --        20,000
  Dividends paid                                          (14,233)    (13,960)
  Proceeds from issuance of common stock                    3,512       1,210
                                                        ---------   ---------

Net Cash Provided (Used) by Financing Activities          (50,442)     31,318

Increase (Decrease) in Cash and Cash Equivalents           10,036     (19,376)

Cash and Cash Equivalents at Beginning of Period           16,892      21,625
                                                        ---------   ---------

Cash and Cash Equivalents at End of Period              $  26,928   $   2,249
                                                        =========   =========

















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


 Note C - Inventories
 --------------------

 The components of inventory are as follows ($000):

                                   July 30,    July 31,  January 29,
                                     1994        1993       1994
                                   --------    --------  -----------
 Finished Goods                    $394,076    $392,330   $352,243
 Work in Process                      5,251       3,042      6,291
 Raw Materials and Supplies          16,590      14,193     16,931
                                   --------    --------   --------
                                   $415,917    $409,565   $375,465
                                   ========    ========   ========

 Note D - Sale of Cloth World
 ----------------------------

 On August 25, 1994, the corporation announced an agreement to sell the net assets of its Cloth World chain of fabric stores to Fabri-Centers of America, Inc., for $62 million, subject to final balance sheet adjustments. There will be no significant gain or loss to the corporation on the sale. Cloth World operates 343 stores selling fabrics and sewing accessories. The transaction is expected to be completed in early October, 1994, and Cloth World will be accounted as discontinued operations in the third quarter.

 Cloth World had sales of $224.1 million in fiscal 1993 and $103.5 million in the first six months of fiscal 1994. Cloth World had operating profit of $3.9 million in fiscal 1993 and $1.1 million in the first six months of fiscal 1994.

 REVIEW BY INDEPENDENT AUDITORS


 At the Corporation's request, its independent auditors, Ernst & Young, have performed a review of the accompanying financial statements. Their review was performed in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------

 Results of Operations
 ---------------------

 Quarter ended July 30, 1994 compared to the Quarter ended July 31, 1993
 -----------------------------------------------------------------------

 Consolidated net sales for the second quarter ended July 30, 1994, were $404.5 million, an increase of 6.2% from last year's second quarter.

 Earnings from continuing operations of $7.4 million for the second quarter of 1994 compare to $6.5 million last year, an increase of 14.8%.

 Net earnings of $7.4 million for the second quarter of 1994 compare to $5.6 million last year, a 33.7% increase. Last year's net earnings figure reflects aftertax losses from discontinued operations of $.9 million.

 Sales from the footwear retailing operations increased 12.8% from the second quarter of 1993. Famous Footwear's sales increased 23.1% due to a same-store increase of 1.7% and 122 more units in operation. The Canadian retailing operation's sales also showed improvement, posting an increase of 10.0% with a same-store increase of 13.9%. Naturalizer stores' sales increased 3.4% over last year's second quarter, reflecting same-store sales gains of 6.1% and a net decrease of 24 units. These increases were partially offset by an overall sales decline of 68.8% at the Connie and Regal stores, reflecting 88 fewer units in operation as a result of the phasing out of these stores as part of the restructuring initiatives announced in fiscal 1993.

 Sales from footwear wholesaling activities increased 1.8% over the same period last year. Increases in licensed product sales and the NaturalSport branded footwear were offset by decreased sales of Connie and men's product due to the corporation's exit from the men's business in May 1994.

 Cloth World's second quarter sales decreased 2.4% and same-store sales were flat with last year. Sales increases of home decorating items were more than offset by decreases in other departments.

 Gross profit as a percent of sales increased to 36.5% from 36.2% for the same period last year. Retailing footwear activities experienced an increase in gross profit as a percent of sales of .9%, which was partially offset by a decrease in wholesale margins of 1.1%. Cloth World's gross profit as a percent of sales decreased 3.2% from the same period last year.

 Selling and administrative expenses as a percentage of sales increased slightly to 32.8% from 32.6% primarily due to costs associated with the rapid expansion of Famous Footwear. Expenses continue to be tightly controlled in all areas of the corporation.

 The decrease in the effective tax rate to 33.6% in the second quarter of fiscal 1994 from 35.5% for the same period in 1993 is primarily due to lower state taxes.

 Year-to-Date 1994 compared to Year-to-Date 1993
 -----------------------------------------------

 Consolidated net sales increased by 8.0% compared to the first six months of last year.

 Earnings from continuing operations of $15.4 million for the first six months of 1994 compare to $11.0 million last year, an increase of 40.2%.

 Net earnings for the first six months of 1994 were $15.4 million compared to $7.6 million for the same period last year. Last year's net earnings figure reflects aftertax losses from discontinued operations of $1.2 million and an aftertax charge of $2.2 million for an accounting change related to postemployment benefits.

 Sales in the footwear retailing operations increased 13.9% compared to the first six months of last year. Sales at Famous Footwear increased 23.9%, while increasing 3.8% on a same-store basis. There were 633 Famous Footwear stores in operation at the end of the second quarter, 122 more than at the same time last year. The Canadian retailing operation's sales also improved, increasing by 9.5%, including a same-store increase of 14.1%. The Naturalizer retailing operation's sales also improved, increasing by 4.4%, including a same-store increase of 4.3%. These improvements were partially offset by a 54.5% decrease in sales at Connie and Regal stores as a result of the phasing out of these stores as part of the corporation's restructuring.

 Sales from footwear wholesaling activities increased by 6.0%. This increase was primarily driven by higher licensed product sales, primarily the Dr. Scholl's line, higher sales of the children's Lion King product, and increased sales of NaturalSport and Life Stride products.

 Cloth World's sales for the first six months decreased by 4.5% with same-store sales declining 1.1% and 10 fewer units in operation.

 Gross profit as a percentage of sales increased to 36.4% from 36.0% for the same period last year. Retailing footwear activities experienced an increase in gross profit as a percent of sales of .8%, which was partially offset by a decrease in wholesale margins of .6%. Cloth World's gross profit as a percent of sales decreased .7% from the same period last year.

 Selling and administrative expenses as a percentage of sales decreased to 32.6% from 32.7% for the same period in 1993. Expenses continue to be tightly controlled in all areas of the corporation.

 Other income/expense is a net income of $1.3 million in the first six months of 1994 compared to income of $46 thousand in the same period last year. Amounts consist primarily of royalty income. The prior year amount includes $1.0 million in costs to close the corporation's tannery.

 The decrease in the effective tax rate to 35.2% for the first six months of fiscal 1994 from 35.9% for the same period in 1993 is primarily due to lower state taxes.


 Discontinued Operations
 -----------------------

 The discontinuance of the Wohl Leased Department business, which was announced in January 1994 and for which the corporation established a $34.8 million reserve, is proceeding at a faster than planned rate. The corporation has completed negotiations with all 26 lessors and has withdrawn from operating 23 of the department-store groups, including the largest, Carter Hawley Hale. The corporation anticipates exiting the remaining three packages by the end of October 1994, with costs within the provisions recorded in January 1994. In the first half of 1994, withdrawal activity from the leased department business has generated approximately $40.7 million in cash, primarily from the sale of inventory and fixed assets. This additional cash flow was used to repay short-term debt and invest in the corporation's expanding Famous Footwear business.

 To date, charges of $13.2 million have been charged against the reserve for discontinued operations. These charges consisted of $8.4 million of non-cash charges for asset writeoffs and $4.8 million of cash charges related to severance and benefit costs and other expenses.


 Restructuring
 -------------

 The restructuring initiatives announced in January 1994, for which the corporation established a $45.4 million reserve, are proceeding on schedule. During the first six months of 1994, four manufacturing facilities and 75 Naturalizer, Connie and Regal retail stores were closed. The store closings are expected to be completed in 1994 as Brown Shoe Company and Pagoda proceed with the merging of the operations of the two companies.

 To date, charges of $18.7 million have been charged against the restructuring reserve. These charges consisted of $11.1 million of non-cash charges for asset writeoffs and $6.6 million of cash charges related to lease buyouts, inventory markdowns, and severance and benefit costs.


 Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:

                                   July 30,  July 31,   January 29,
                                     1994      1993        1994
                                   --------  --------   -----------
 Working Capital (millions)        $242.8    $271.4      $240.6

 Current Ratio                        1.6       1.8         1.6

 Total Debt as a Percentage of
    Total Capitalization            51.1%     49.3%       55.3%


 Cash flow of $36.5 million from operating activities of continuing operations for the first six months of fiscal 1994 compares to usage of $38.0 million last year. Growth in Famous Footwear inventory to support expansion was offset in 1994 by liquidation of inventory from the closure of Connie and Regal stores and reduction of inventories at Brown Shoe, which relates to both the closing of Connie stores and leased departments. Net cash used by operating activities for the first six months of 1993 included use of cash of approximately $88.7 million for increasing inventories to support growth at Famous Footwear. Total cash flow from discontinued operations increased by approximately $38.7 million primarily due to the sale of certain discontinued assets and liquidation of inventory.

 Financing activities in the first six months of 1994 reflect decreases in notes payable and long-term debt, which is due primarily to the company using the funds generated by continuing and discontinued operations to reduce short-term debt.

 The increase in the ratio of total debt as a percentage of total capitalization at July 30, 1994, compared to the end of the first six months of 1993, is caused primarily by the impact on stockholders' equity of restructuring and discontinued operations disposal charges recorded in January 1994. In spite of the increase in this ratio, the Corporation's financial condition and debt to capitalization ratios continue to provide additional borrowing capacity, if needed.

 Sale of Cloth World
 -------------------

 On August 25, 1994, the corporation announced an agreement to sell the net assets of its Cloth World chain of fabric stores to Fabri-Centers of America, Inc., for $62 million, subject to final balance sheet adjustments. There will be no significant gain or loss to the corporation on the sale. Cloth World operates 343 stores selling fabrics and sewing accessories. The transaction is expected to be completed in early October, 1994, and Cloth World will be accounted as discontinued operations in the third quarter.

 Cloth World had sales of $224.1 million in fiscal 1993 and $103.5 million in the first six months of fiscal 1994. Cloth World had operating profit of $3.9 million in fiscal 1993 and $1.1 million in the first six months of fiscal 1994.




                       PART II - OTHER INFORMATION
                       ---------------------------

 Item 1 - Legal Proceedings
 --------------------------

     There have been no material developments during the quarter ended July 30, 1994, in the legal proceedings described in the Corporation's Form 10-K for the period ended January 29, 1994.


 Item 5 - Other Information
 --------------------------

     On August 25, 1994, the corporation announced an agreement to sell the net assets of its Cloth World chain of fabric stores to Fabri-Centers of America, Inc., for $62 million, subject to final balance sheet adjustments. There will be no significant gain or loss to the corporation on the sale. The transaction is expected to be completed in early October 1994. The following pro forma financial statements reflect the financial position at July 30, 1994, and results of operations of the corporation for the year ended January 29, 1994, and the six-month period ended July 30, 1994, assuming that Cloth World had been sold as of the beginning of fiscal year 1993.

  ------------------
                               BROWN GROUP, INC.
                 CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET
                                 JULY 30, 1994
(Thousands)

                                         Historical                 Pro Forma
                                          Balances         (2)       Balances
                                            as of       Pro Forma      as of
                                        July 30, 1994  Adjustments July 30, 1994
                                        -------------  ----------- -------------
ASSETS
Current Assets
   Cash and Cash Equivalents              $ 26,928     $    172      $ 26,756
   Receivables, net of allowances of
      $10,802 at July 30, 1994 and
      $10,682 on a pro forma basis
      at July 30, 1994                     112,031           66       111,965
   Inventories (net of adjustments to
      last-in, first-out cost of
      $51,722 at July 30, 1994 and
      $42,160 on a pro forma basis
      as of July 30, 1994                  415,917       80,484       335,433
   Net Current Assets of Discontinued
      Operations                             2,964         --           2,964
   Other Current Assets                     67,590        2,840        64,750
                                          --------     --------      --------
      Total Current Assets                 625,430       83,562       541,868

Property, Plant and Equipment              229,570       30,367       199,203
   Less allowances for depreciation
      and amortization                    (127,342)     (21,328)     (106,014)
                                          --------     --------      --------
                                           102,228        9,039        93,189

Net Noncurrent Assets of Discontinued
   Operations                                2,308         --           2,308
Other Assets                                57,415           43        57,372
                                          --------     --------      --------
                                          $787,381     $ 92,644      $694,737
                                          ========     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes Payable                          $111,089     $ 62,000      $ 49,089
   Accounts Payable                        148,646       18,884       129,762
   Accrued Expenses                        111,815       11,760       100,055
   Income Taxes                              7,983         --           7,983
   Current Maturities of Long-Term Debt      3,095         --           3,095
                                          --------     --------      --------

      Total Current Liabilities            382,628       92,644       289,984

Long-Term Debt and Capitalized
   Lease Obligations                       135,220         --         135,220
Other Liabilities                           30,640         --          30,640

Stockholders' Equity
   Common Stock                             67,203         --          67,203
   Additional Capital                       44,938         --          44,938
   Cumulative Translation Adjustment        (4,254)        --          (4,254)
   Unamortized Value of Restricted Stock   (12,056)        --         (12,056)
   Retained Earnings                       143,062         --         143,062
                                          --------     --------      --------
                                           238,893         --         238,893
                                          --------     --------      --------
                                          $787,381     $ 92,644      $694,737
                                          ========     ========      ========

- - ------------------
                               BROWN GROUP, INC.
             CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF EARNINGS
                         SIX MONTHS ENDED JULY 30, 1994

(Thousands, except per share)

                                         Consolidated       (2)
                                          Historical     Pro Forma    Pro Forma
                                           Amounts      Adjustments    Amounts
                                          ------------   -----------   ---------
Net Sales                                  $831,709     $103,525      $728,184
Cost of Goods Sold                          529,147       55,054       474,093
                                           --------     --------      --------
Gross Profit                                302,562       48,471       254,091
                                           --------     --------      --------

Selling and Administrative Expenses         271,527       47,518       224,009
Interest Expense                              8,641        1,470 (1)     7,171
Other (Income) Expense                       (1,338)        (191)       (1,147)
                                           --------     --------      --------

Earnings from Continuing Operations
   Before Income Taxes and Cumulative
   Effect of Accounting Change               23,732         (326)       24,058

Income Tax Provision (Benefit)                8,360         (290)        8,650
                                           --------     --------      --------

Income (Loss) from Continuing Operations
   Before Cumulative Effect of
   Accounting Change                       $ 15,372     $    (36)     $ 15,408
                                           ========     ========      ========



EARNINGS PER COMMON SHARE

Primary
- - -------

Continuing Operations                      $    .88                   $    .88
                                           ========                   ========

Fully Dulitive
- - --------------

Continuing Operations                      $    .88                   $    .88
                                           ========                   ========

Weighted Average Number of Outstanding
   Shares of Common Stock                     17,497                     17,497
                                           ========                   ========

- - ------------------
                               BROWN GROUP, INC.
             CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF EARNINGS
                          YEAR ENDED JANUARY 29, 1994

(Thousands, except per share)

                                        Consolidated     (2)
                                         Historical     Pro Forma    Pro Forma
                                          Amounts      Adjustments    Amounts
                                        ------------   -----------   ---------
Net Sales                                $1,597,811    $224,066     $1,373,745
Cost of Goods Sold                        1,041,096     119,387        921,709
                                         ----------    --------     ----------
Gross Profit                                556,715     104,679        452,036

Selling and Administrative Expenses         529,741     100,776        428,965
Interest Expense                             17,591       2,489 (1)     15,102
Other (Income) Expense                       21,211          24         21,187
                                         ----------    --------     ----------
Earnings from Continuing Operations
   Before Income Taxes and Cumulative
   Effect of Accounting Change              (11,828)      1,390        (13,218)

Income Tax Provision (Benefit)               (5,116)         69         (5,185)
                                         ----------    --------     ----------

Income (Loss) from Continuing Operations
   Before Cumulative Effect of
   Accounting Change                     $   (6,712)   $  1,321     $   (8,033)
                                         ==========    ========     ==========



EARNINGS (LOSS) PER COMMON SHARE

Primary

Continuing Operations                    $     (.39)                $     (.47)
                                         ==========                 ==========
Fully Dulitive

Continuing Operations                    $     (.39)                $     (.47)
                                         ==========                 ==========

Weighted Average Number of Outstanding
   Shares of Common Stock                     17,270                     17,270
                                         ==========                 ==========

(1) Interest expense adjustment is based on the assumption that the sale price of $62 million in cash was received at the beginning of fiscal 1993 and used to reduce debt and, therefore, interest expense for fiscal 1993 and year-to-date fiscal 1994.

(2) Pro forma adjustments represent assets sold and liabilities assumed by Fabri-Centers of America, Inc., and results of operations for the respective periods. All amounts are from internal financial records and are unaudited. These unaudited pro forma financial statements do not contain all disclosures required by generally accepted accounting principles and do not present the effects of discontinued operations or the cumulative effect of changes in accounting principles.

Item 6 - Exhibits and Reports on Form 8-K
- - -----------------------------------------

     (a)  Listing of Exhibits

          (11)      Computation of Earnings Per Share (Page 16)
          (15)      Letter re:  unaudited interim financial information
                    (Page 17)
          (27)      Financial Data Schedule (Page 18)

     (b)  Reports on Form 8-K:

          The corporation filed a current report on Form 8-K dated September 1, 1994, in response to Item 5, which announced the sale of Cloth World.




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BROWN GROUP, INC.


Date:  September 12, 1994                       Harry E. Rich
                                           ---------------------------------
                                                Executive Vice President
                                              and Chief Financial Officer
                                            On Behalf of the Corporation and
                                           as the Principal Financial Officer

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Stockholders and Board of Directors
Brown Group, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of Brown Group, Inc., as of July 30, 1994, and July 31, 1993, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended July 30, 1994, and July 31, 1993, and the condensed consolidated statements of cash flows for the six-month periods ended July 30, 1994, and July 31, 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Brown Group, Inc. as of January 29, 1994, and the related consolidated statement of earnings, stockholders' equity, and cash flows for the year then ended and in our report dated March 2, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          \s\ Ernst & Young


August 22, 1994
St. Louis, Missouri

                                                                EXHIBIT 11

                          PART II - OTHER INFORMATION
                          ---------------------------

                       COMPUTATION OF EARNINGS PER SHARE

                               BROWN GROUP, INC.
(Thousands, except per share)

                                         Three Months Ended    Six Months Ended
                                        --------------------  ------------------
                                        July 30,    July 31,  July 30,  July 31,
                                          1994        1993      1994      1993
                                        --------    --------  --------  --------
PRIMARY
Weighted average shares outstanding         17,543    17,238    17,497   17,214

Net effect of dilutive stock options
   based on the treasury stock method
   using average market price                  116        57       113       56
                                          --------  --------   -------  -------
      TOTAL                                 17,659    17,295    17,610   17,270
                                          ========  ========   =======  =======

Earnings from continuing operations
   before accounting change               $  7,441  $  6,482   $15,372  $10,965
Cumulative effect of accounting change        --        --       --      (2,214)
Discontinued operations                       --        (915)    --      (1,199)
                                          --------  --------   -------  -------
Net Earnings                              $  7,441  $  5,567   $15,372  $ 7,552
                                          ========  ========   =======  =======

Earnings per share from continuing
   operations before accounting change    $    .42  $    .38   $   .88  $   .64
Cumulative effect of accounting change        --        --        --       (.13)
Discontinued operations                       --        (.05)     --       (.07)
                                          --------  --------   -------  -------
Net earnings per share (1)                $    .42  $    .33   $   .88  $   .44
                                          ========  ========   =======  =======

FULLY DILUTED

Weighted average shares outstanding         17,543    17,238    17,497   17,214

Net effect of dilutive stock options
   based on the treasury stock method
   using the period-end market price,
   if higher than the average market price     116        71       120       69
                                          --------  --------   -------  -------
      TOTAL                                 17,659    17,309    17,617   17,283
                                          ========  ========   =======  =======

Earnings from continuing operations
   before accounting change               $  7,441  $  6,482   $15,372  $10,965
Cumulative effect of accounting change        --        --       --      (2,214)
Discontinued operations                       --        (915)    --      (1,199)
                                          --------  --------   -------  -------
Net Earnings                              $  7,441  $  5,567   $15,372  $ 7,552
                                          ========  ========   =======  =======
Earnings per share from continuing
   operations before accounting change    $    .42  $    .38   $   .88  $   .64
Cumulative effect of accounting change        --        --        --       (.13)
Discontinued operations                       --        (.05)     --       (.07)
                                          --------  --------   -------  -------
Net earnings per share (1)                $    .42  $    .33   $   .88  $   .44
                                          ========  ========   =======  =======

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share because dilution was less than 3% and not material.

                                                             EXHIBIT 15



                         Acknowledgement Letter



 Stockholders and Board of Directors
 Brown Group, Inc.

 We are aware of the incorporation by reference in the Registration Statements (Form S-8 Numbers 2-58347 and 33-22328) pertaining to the employee stock purchase plan and employee stock appreciation plans, respectively, and in the Registration Statement (Form S-3 Number 33-21477) for the registration of debt of Brown Group, Inc., of our report dated August 22, 1994, relating to the unaudited condensed consolidated interim financial statements of Brown Group, Inc. which are included in its Form 10-Q for the quarter ended July 30, 1994.

 Pursuant to rule 436(c) of the Securities Act of 1933, our reports are not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                      \s\ Ernst & Young

 August 22, 1994
 St. Louis, Missouri