Form 10-Q
period 1994-10-29
BROWN GROUP INC
filed 1994-12-13
CIK 14707

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ____________

                                   FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   October 29, 1994

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

As of November 26, 1994, 17,965,646 shares of the registrant's common stock were outstanding.

                                 BROWN GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)

                                                 (Unaudited)
                                          -----------------------------
                                          October 29,       October 30,    January 29,
                                             1994              1993           1994
                                          -----------       -----------    -----------
ASSETS

Current Assets
  Cash and Cash Equivalents               $   31,382        $   25,497     $  16,892
  Receivables, net of allowances of
    $11,361 at October 29, 1994,
    $7,685 at October 30, 1993, and
    $10,817 at January 29, 1994              115,271           123,596       109,825
  Inventories (net of adjustment to
    last-in, first-out cost of
    $37,351 at October 29, 1994,
    $52,127 at October 30, 1993, and
    $43,665 at January 29, 1994)             322,901           293,788       286,992
  Net Current Assets of Discontinued
    Operations                                  (429)          131,165       100,210
  Other Current Assets                        60,978            35,824        66,142
                                          ----------        ----------     ---------
    Total Current Assets                     530,103           609,870       580,061

Property, Plant and Equipment                199,818           210,607       198,051
  Less allowances for depreciation
    and amortization                        (105,930)         (118,503)     (111,356)
                                          ----------        ----------     ---------
                                              93,888            92,104        86,695
Net Noncurrent Assets of
  Discontinued Operations                      1,739            31,103        17,839
Other Assets                                  58,908            54,597        55,335
                                          ----------        ----------     ---------
                                          $  684,638        $  787,674     $ 739,930
                                          ==========        ==========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                           $   59,450        $  149,760     $ 146,090
  Accounts Payable                            97,261            79,355        84,694
  Accrued Expenses                           102,624            84,247        97,226
  Income Taxes                                 6,824            10,589         3,788
  Current Maturities of Long-Term Debt         2,078             7,705         7,709
                                          ----------        ----------     ---------
      Total Current Liabilities              268,237           331,656       339,507

Long-Term Debt and Capitalized
  Lease Obligations                          135,214           137,352       135,324
Other Liabilities                             30,324            26,369        31,236

Stockholders' Equity
  Common Stock                                67,437            65,742        66,075
  Additional Capital                          46,537            33,523        35,979
  Cumulative Translation Adjustment           (3,221)           (2,976)       (3,287)
  Unamortized Value of Restricted Stock      (11,468)           (6,295)       (6,827)
  Retained Earnings                          151,578           202,303       141,923
                                          ----------        ----------     ---------
                                             250,863           292,297       233,863
                                          ----------        ----------     ---------
                                          $  684,638        $  787,674     $ 739,930
                                          ==========        ==========     =========

See Notes to Condensed Consolidated Financial Statements.

                                BROWN GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(Thousands, except per share)

                                       Three Months Ended           Nine Months Ended
                                    ------------------------    --------------------------
                                    October 29,  October 30,    October 29,    October 30,
                                       1994         1993           1994           1993
                                    -----------  -----------  ------------   -------------
Net Sales                           $ 406,934    $ 382,631    $1,129,422     $1,037,302
Cost of Goods Sold                    267,422      253,452       738,649        685,627
                                    ---------    ---------    ----------     ----------
Gross Profit                          139,512      129,179       390,773        351,675
                                    ---------    ---------    ----------     ----------
Selling and Administrative
   Expenses                           113,315      106,171       334,011        304,331
Interest Expense                        3,988        4,224        12,477         12,996
Other (Income) Expense                   (844)         319        (1,991)           255
                                    ---------    ---------    ----------     ----------
Earnings from Continuing
   Operations Before Income
   Taxes and Cumulative Effect
   of Accounting Change                23,053       18,465        46,276         34,093

Income Tax Provision                    8,127        6,063        16,483         11,671
                                    ---------    ---------    ----------     ----------
Earnings from Continuing
   Operations Before Cumulative
   Effect of Accounting Change         14,926       12,402        29,793         22,422

Cumulative Effect of Change
   in Accounting for
   Postemployment Benefits              --           --            --            (2,214)

Earnings from Discontinued
   Operations, Net of Taxes               777        1,792         1,282          1,538
                                    ---------    ---------    ----------     ----------
NET EARNINGS                        $  15,703    $  14,194    $   31,075     $   21,746
                                    =========    =========    ==========     ==========

NET EARNINGS (LOSS) PER COMMON SHARE:

Continuing Operations               $     .85    $     .72    $     1.70     $     1.30
Cumulative Effect of
   Accounting Change                    --            --            --             (.13)
Discontinued Operations                   .04          .10           .07            .09
                                    ---------    ---------    ----------     ----------
NET EARNINGS PER COMMON SHARE       $     .89    $     .82    $     1.77     $     1.26
                                    =========    =========    ==========     ==========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                     17,595       17,287        17,530         17,238

DIVIDENDS PER COMMON SHARE          $     .40    $     .40    $     1.20     $     1.20
                                    =========    =========    ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                               BROWN GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Thousands)

                                                          Nine Months Ended
                                                      --------------------------
                                                      October 29,    October 30,
                                                         1994           1993
                                                      -----------    -----------
Net Cash Provided (Used) by Operating Activities of:
   Continuing operations                              $  28,434      $    (737)
   Discontinued operations                                 (498)       (22,399)
                                                      ---------      ---------
Net Cash Provided (Used) by Operating Activities         27,936        (23,136)

Investing Activities
  Capital expenditures                                  (23,804)       (17,896)
  Proceeds from sales of assets of discontinued
    operations                                          118,519           --
  Other                                                     817             94
                                                      ---------      ---------
Net Cash Provided (Used) by Investing Activities         95,532        (17,802)

Financing Activities
  Increase/(decrease) in short-term notes payable       (86,640)       138,115
  Principal payments of long-term debt                   (5,746)       (95,076)
  Addition to long-term debt                               --           20,000
  Dividends paid                                        (21,420)       (20,957)
  Other                                                   4,828          2,728
                                                      ---------      ---------
Net Cash Provided (Used) by Financing Activities       (108,978)        44,810
                                                      ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents         14,490          3,872

Cash and Cash Equivalents at Beginning of Period         16,892         21,625
                                                      ---------      ---------
Cash and Cash Equivalents at End of Period            $  31,382      $  25,497
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


 Note C - Inventories
 --------------------

 The components of inventory are as follows ($000):

                               October 29,   October 30,     January 29,
                                  1994          1993            1994
                               -----------   -----------     -----------
 Finished Goods                $  303,191    $  277,108      $  263,770
 Work in Process                    3,115         3,028           6,291
 Raw Materials and Supplies        16,595        13,652          16,931
                               ----------    ----------      ----------
                               $  322,901    $  293,788      $  286,992
                               ==========    ==========      ==========

 Note D - Discontinued Operations
 --------------------------------

 During the third quarter of 1994, the company announced the sale of its Cloth World chain of fabric stores to Fabri-Centers of America, Inc. The sale was completed on October 2, 1994. In addition, as of the end of the third quarter of 1994, the company announced its decision to close the Maryland Square catalog operation. The closure of this business should be completed in the first quarter of 1995. In fiscal 1993, the company announced a formal plan to withdraw from the Wohl leased shoe department business, which involved the management of shoe departments in department stores.

 The company completed its withdrawal from the last Wohl Shoe Company leased shoe departments at the end of October 1994. In the first nine months of fiscal 1994, withdrawal activity from the leased department business has generated approximately $49.0 million in cash, primarily from the sale of inventory and fixed assets. During the third quarter, $8.5 million of the reserve established for the withdrawal from the leased shoe department business was transferred to cover the exit costs associated with the Cloth World sale and the closure of the Maryland Square catalog operation, previously discussed. This reserve transfer was made possible because of earlier than expected withdrawals from leased departments at better than expected terms. Final settlement with lessors and inventory adjustments will be made during the fourth quarter of 1994. At fiscal year end, the primary remaining liability will be for employee severance, which will be paid throughout 1995.

 Summarized results of these businesses are shown separately as Discontinued Operations in the accompanying condensed consolidated financial statements. Assets and liabilities shown are at their estimated net realizable value, and consist primarily of inventory and leasehold improvements. Prior period financial statements have been reclassified to conform to the current year presentation.

 Sales from discontinued operations, which includes Cloth World and Maryland Square, were $39.8 million for the quarter ended October 29, 1994, and $149.0 million for the first nine months of fiscal 1994. Prior year sales from discontinued operations, which includes Cloth World, Maryland Square, and Wohl Leased Departments, were $138.9 million for the quarter ended October 30, 1993, and $392.5 million for the first nine months of fiscal 1993.

 Note E - Commitments and Contingencies
 --------------------------------------

 There have been no material developments during the quarter ended October 29, 1994, related to the company's environmental contingencies described in the company's Form 10-K for the period ended January 29, 1994.


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

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------

 Results of Operations
 ---------------------

 Quarter Ended October 29, 1994 compared to the Quarter ended October 30, 1993
 -----------------------------------------------------------------------------

 Consolidated net sales for the third quarter ended October 29, 1994, were $406.9 million, an increase of 6.4% from last year's third quarter.

 Earnings from continuing operations of $14.9 million for the third quarter of 1994 compare to $12.4 million last year, an increase of 20.4%.

 Net earnings of $15.7 million for the third quarter of 1994 compare to $14.2 million last year, a 10.6% increase. Included in net earnings is aftertax income from discontinued operations of $.8 million in 1994 and $1.8 million in 1993.

 Sales from the footwear retailing operations increased 12.8% from the third quarter of 1993. Famous Footwear's sales increased 25.6% due to a same-store increase of 1.4% and 141 more units in operation. The Canadian retailing operation's sales also showed improvement, posting an increase of 8.4% with a same-store increase of 5.8%. Naturalizer stores' sales decreased 11.3% from last year's third quarter, reflecting same-store sales decreases of 8.4% and a net decrease of 29 units in operation compared to the same time last year. Sales declined 83.9% at the Connie and Regal stores, reflecting 117 fewer units in operation as a result of the phasing out of these stores as part of the restructuring initiatives announced in fiscal 1993.

 Sales from footwear wholesaling activities remained flat compared to the same period last year. Strong performances from the NaturalSport, Life Stride, Dr. Scholl's and Disney character brands were offset by decreased shipments to Pagoda's discount customers and reduced shipments of Connie product along with lower men's shipments due to the company's exit from this business in May 1994.

 Gross profit as a percent of sales increased to 34.3% from 33.8% for the same period last year. Wholesale footwear activities experienced an increase in gross profit as a percent of sales due to lower markdowns in 1994. The wholesale gains were partially offset by a decrease in retail margins on increased retail sales. These decreased margins are primarily the result of increased promotions by Famous Footwear.

 Selling and administrative expenses as a percentage of sales increased slightly to 27.8% from 27.7% reflecting the growth in Pagoda's worldwide sourcing capabilities.

 The increase in the effective tax rate to 35.3% in the third quarter of fiscal 1994 from 32.8% for the same period in 1993 is primarily due to the change in the mix of earnings among member companies and the benefit realized in 1993 from revaluing the company's deferred tax assets at the new federal tax rates.

 Overall, the 20.4% increase in earnings from continuing operations reflects the continuing recovery of the company's wholesale business, strong performances by Canadian operations, and growth at Famous Footwear.

 Year-to-Date 1994 compared to Year-to-Date 1993
 -----------------------------------------------

 Consolidated net sales increased 8.9% to $1.1 billion compared to the first nine months of last year.

 Earnings from continuing operations of $29.8 million for the first nine months of 1994 compare to $22.4 million last year, an increase of 32.9%. Net earnings for the first nine months of 1994 were $31.1 million compared to $21.7 million for the same period last year. The current year-to-date net earnings figure reflects aftertax income from discontinued operations of $1.3 million. Last year's net earnings figure reflects aftertax income from discontinued operations of $1.5 million and aftertax losses of $2.2 million for an accounting change related to postemployment benefits.

 Sales from the footwear retailing operations increased 14.0% compared to the first nine months of last year. Famous Footwear's sales increased 24.5%, while increasing 2.9% on a same-store basis. There were 679 Famous Footwear stores in operation at the end of the third quarter, 141 more than at the same time last year. The Canadian retailing operation's sales also improved, increasing 9.1%, including same-store increases and seven more units in operation. Naturalizer stores' sales decreased 1.2% from last year with flat same-store sales. Sales decreased 64.0% at the Connie and Regal stores as a result of the phasing out of these stores as part of the company's restructuring.

 Sales from footwear wholesaling activities increased by 3.7%. This increase was primarily driven by higher licensed product sales, primarily in the Dr. Scholl's line, higher sales of the children's Lion King product, and increased sales of NaturalSport and Life Stride products. These increases were partially offset by decreased shipments to Pagoda's discount customers and reduced shipments of Connie product along with lower men's shipments due to the company's exit from this business in May 1994.

 Gross profit as a percentage of sales increased to 34.6% from 33.9% for the same period last year. Wholesaling footwear activities experienced an increase in gross profit as a percent of sales, which was partially offset by a decrease in retail margins.

 Selling and administrative expenses as a percentage of sales increased to 29.6% from 29.3% for the same period in 1993 reflecting continuing spending on systems to support the rapid expansion of Famous Footwear and worldwide sourcing capabilities of Pagoda.

 Other Income/Expense increased from net expense of $.3 million in 1993 to income of $2.0 million in 1994. This improvement reflects higher royalty income in 1994. The prior year amount includes $1.0 million of additional remediation costs for the company's closed tannery.

 The increase in the effective tax rate to 35.6% for the first nine months of 1994 from 34.2% for the same period in 1993 is primarily due to the change in the mix of earnings among member companies and the benefit realized in 1993 from revaluing the company's deferred tax assets at the new federal tax rates.

 Discontinued Operations
 -----------------------

 During the third quarter of 1994, the company announced the sale of its Cloth World chain of fabric stores to Fabri-Centers of America, Inc. The sale was completed on October 2, 1994, for $62.0 million in cash, subject to final balance sheet adjustments. The $62.0 million received to date was used to reduce short-term debt and invest in the company's expanding Famous Footwear business. The estimated exit costs associated with the sale of this business consist primarily of warehouse closure, severance, and other transaction costs, which will be paid during the fourth quarter of 1994 and the first half of 1995.

 In addition to the Cloth World sale, the company announced its decision to close the Maryland Square catalog operation. The closure of this business should be completed during the first quarter of 1995. The costs of exiting this business consists primarily of inventory liquidation costs and employee severance costs.

 The company completed its withdrawal from the last Wohl Shoe Company leased shoe departments at the end of October 1994. In the first nine months of fiscal 1994, withdrawal activity from the leased department business has generated approximately $49.0 million in cash, primarily from the sale of inventory and fixed assets. During the third quarter, $8.5 million of the reserve established for the withdrawal from the leased shoe department business was transferred to cover the exit costs associated with the Cloth World sale and the closure of the Maryland Square catalog operation, previously discussed. This reserve transfer was made possible because of earlier than expected withdrawals from leased departments at better than expected terms. Final settlement with lessors and inventory adjustments will be made during the fourth quarter of 1994. At fiscal year end, the primary remaining liability will be for employee severance, which will be paid throughout 1995.

 Restructuring
 -------------

 The restructuring initiatives announced in January 1994, for which the company established a $45.4 million reserve, are proceeding on schedule. To date, 5 plants and 146 Naturalizer, Connie and Regal retail stores have been closed. All but 5 of the 122 Connie and Regal stores have been closed and the closings will be completed by year-end. The men's shoe business has been sold, and substantial consolidation of Pagoda and Brown Shoe Company administrative operations has been accomplished.

 To date, charges of $27.6 million have been charged against the restructuring reserve. These charges consisted of $11.2 million of non-cash charges for asset writeoffs and $16.4 million of cash charges related to lease buyouts, inventory liquidation costs, and severance and benefit costs.

 Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:

                                     October 29,  October 30,   January 29,
                                        1994         1993          1994
                                     -----------  -----------   -----------
 Working Capital (millions)            $261.9       $278.2        $240.6

 Current Ratio                            2.0          1.8           1.7

 Total Debt as a Percentage of
   Total Capitalization                  44.0%        50.2%         55.3%

 Net Debt (Total Debt less Cash
    and Cash Equivalents) as a
    Percentage of Total Capitalization   39.7%        48.0%         53.8%

 Cash flow of $28.4 million from operating activities of continuing operations for the first nine months of fiscal 1994 compares to $.1 million for the same period last year. Growth in Famous Footwear inventory to support expansion was offset in 1994 by liquidation of inventory from the closure of Connie and Regal stores and reduction of inventories at Brown Shoe, which relates to both the closing of Connie stores and leased departments. Net cash generated by operating activities for the first nine months of 1993 included use of cash of $34.9 million for increasing inventories to support growth at Famous Footwear. Total cash flow from discontinued operations increased by $140.4 million primarily due to the sale of Cloth World and the sale of certain discontinued assets and liquidation of inventory.

 Financing activities for the first nine months of 1994 reflect decreases in notes payable and long-term debt, which is due primarily to the company using the funds generated by continuing and discontinued operations to reduce short-term debt.

 The decrease in the ratio of total debt as a percentage of total capitalization at October 29, 1994 compared to the end of the first nine months of 1993, is due primarily to the company paying down both short-term and long-term debt with additional cash flow generated from discontinued operations. The company's financial condition and debt to capitalization ratios provide additional borrowing capacity, if needed.




                       PART II - OTHER INFORMATION
                       ---------------------------

 Item 1 - Legal Proceedings
 --------------------------

     There have been no material developments during the quarter ended October 29, 1994, in the legal proceedings described in the company's Form 10-K for the period ended January 29, 1994.


 Item 5 - Other Information
 --------------------------

     Due to the discontinuance of Cloth World and Maryland Square businesses, previously released financial information has been restated to reflect these businesses as discontinued operations along with Wohl leased departments. The following summaries of "Restated Quarterly Information" and "Restated Annual Financial Information" are presented for informational purposes:

 RESTATED QUARTERLY INFORMATION (Unaudited)

 Following is a summary of selected restated quarterly information (in thousands of dollars except per share). All information presented has been restated for discontinued operations except for the third quarter of fiscal year ended January 28, 1995, and market values.

                                                          Quarters
                                     --------------------------------------------------
                                       First       Second         Third         Fourth
                                     --------     --------      ---------      -------
1994
Net Sales                            $369,488     $353,000      $406,934
Cost of Goods Sold                    242,028      229,199       267,422
Earnings (Loss) From:
   Continuing Operations                7,334        7,533        14,926
   Discontinued Operations                597          (92)          777
Net Earnings                            7,931        7,441        15,703

Per Share of Common Stock:
   Earnings From
      Continuing Operations          $    .42     $    .43      $    .85
   Net Earnings                           .45          .42           .89
   Dividends Paid                         .40          .40           .40
   Market Value:
      High                                 38-1/2       38-1/2        37-7/8
      Low                                  34-5/8       34-1/2        33-3/8

1993
Net Sales                            $326,765     $327,906      $382,631       $323,737
Cost of Goods Sold                    215,841      216,334       253,452        229,816
Earnings (Loss) From Continuing
   Operations Before Cumulative
   Effect of Accounting Change          3,895        6,125        12,402        (31,718)
Cumulative Effect of Change in
   Accounting for Postemployment
   Benefits                            (2,214)         --           --            --
Discontinued Operations                   304         (558)        1,792        (21,640)
Net Earnings (Loss)                     1,985        5,567        14,194        (53,358)

Per Share of Common Stock:
   Earnings (Loss) From Continuing
      Operations Before Cumulative
      Effect of Accounting Change    $    .23     $    .36      $    .72       $  (1.82)
   Cumulative Effect of Change in
      Accounting for Postemployment
      Benefits                           (.13)         --           --             --
   Net Earnings (Loss)                    .11          .33           .82          (3.07)
   Dividends Paid                         .40          .40           .40            .40
   Market Value:
      High                                 33-7/8       33-1/2        35-3/4         36
      Low                                  28-3/4       29-3/4        31-3/4         32-5/8

                                      RESTATED ANNUAL FINANCIAL INFORMATION

                                   1993            1992           1991           1990
                                ----------     ----------     ----------     ----------
Thousands, except per share     (52 weeks)     (52 weeks)     (52 weeks)     (52 weeks)
Operations
Net Sales                       $1,361,039     $1,243,842     $1,191,591     $1,208,001
Cost of goods sold                 915,443        834,591        806,090        801,858
                                ----------     ----------     ----------     ----------
Gross profit                       445,596        409,251        385,501        406,143
                                ----------     ----------     ----------     ----------
Selling and administrative
  expenses                         422,248        381,835        361,281        348,053
Interest expense                    17,334         16,260         15,431         18,174
Other expense(income)-net           21,191          8,318         (2,244)        (3,905)
                                ----------     ----------     ----------     ----------
                                   460,773        406,413        374,468        362,322
                                ----------     ----------     ----------     ----------
Earnings (loss) from
  continuing operations
  before income taxes and
  cumulative effect of
  accounting changes               (15,177)         2,838         11,033         43,821
Income taxes                        (5,881)          (401)         2,771         15,125
                                ----------     ----------     ----------     ----------
Earnings (loss) from
  continuing operations
  before cumulative effect
  of accounting changes             (9,296)         3,239          8,262         28,696
Earnings (loss) from
  discontinued operations,
  net of income taxes                4,298          1,425          7,433          3,079
Gain on (provision for)
  disposal of discontinued
  operations, net of
  income taxes                     (24,400)         --               --             --
Cumulative effect of changes
  in accounting for post-
  employment benefits in
  1993 and postretirement
  benefits and income taxes
  in 1991                           (2,214)         --           (11,931)         --
                                ----------     ----------     ----------     ----------
Net earnings (loss)             $  (31,612)    $    4,664     $    3,764     $   31,775
                                ==========     ==========     ==========     ==========

Returns from continuing
  operations before
  accounting changes:
  Return on net sales                 (0.7%)          0.3%           0.7%           2.4%
  Return on beginning
    stockholders' equity              (3.2%)          1.0%           2.5%           8.5%
  Return on average
    invested capital                  (1.6%)          0.6%           1.5%           5.1%

Dividends paid                  $   27,979     $   27,714     $   27,646     $   27,789
Capital expenditures                27,207         17,496         19,902         24,917

Per Common Share
Earnings (loss) from
  continuing operations
  before accounting changes     $     (.54)    $      .19     $      .48     $     1.67
Net earnings (loss)                  (1.83)           .27            .22           1.85
Dividends paid                        1.60           1.60           1.60           1.60
Stockholders' equity                 13.27          16.69          18.10          19.47

Financial Position
Receivables, net                $  109,825     $  114,042     $   83,900     $  101,467
Inventories                        286,992        253,586        228,219        227,707
Working capital                    240,554        262,611        297,239        285,310
Property, plant and
  equipment, net                    86,695         88,500        104,144        104,886
Total assets                       739,930        705,165        654,696        678,224
Long-term debt and
  capitalized lease
  obligations                      135,324        123,024        144,564        128,611
Stockholders' equity               233,863        288,988        313,387        336,182

Average Common shares
  outstanding                       17,270         17,132         17,070         17,184

All data presented reflects the fiscal year ended on the Saturday nearest to January 31.

Item 6 - Exhibits and Reports on Form 8-K
- - -----------------------------------------

      (a)   Listing of Exhibits

     (11)  Computation of Earnings Per Share (Page 16)
     (15)  Letter re:  unaudited interim financial information
           (Page 17)
     (27)  Financial Data Schedule (Page 18)

     (b)   Reports on Form 8-K:

           The company filed a current report on Form 8-K dated
           September 1, 1994, in response to Item 5, which announced the sale of Cloth World.

           The company filed a current report on Form 8-K dated
           October 11, 1994, in response to Item 2, which announced the completion of the sale of Cloth World on October 2, 1994.


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BROWN GROUP, INC.


 Date:  December 13, 1994                   Harry E. Rich
                                       ----------------------------------
                                       Executive Vice President
                                       and Chief Financial Officer
                                       On Behalf of the Corporation and
                                       as the Principal Financial Officer

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT


 Stockholders and Board of Directors
 Brown Group, Inc.


 We have reviewed the accompanying condensed consolidated balance sheets of Brown Group, Inc., as of October 29, 1994, and October 30, 1993, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended October 29, 1994, and October 30, 1993, and the condensed consolidated statements of cash flows for the nine-month periods ended October 29, 1994, and October 30, 1993. These financial statements are the responsibility of the Company's management.

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



                                      \s\ Ernst & Young


 November 22, 1994
  St. Louis, Missouri

                                                                EXHIBIT 11

                          PART II - OTHER INFORMATION

                       COMPUTATION OF EARNINGS PER SHARE

                               BROWN GROUP, INC.

(Thousands, except per share)

                                             Three Months Ended             Nine Months Ended
                                           -------------------------    ---------------------------
                                           October 29,   October 30,    October 29,    October 30,
                                              1994          1993           1994           1993
                                           -----------   -----------    -----------    -----------
PRIMARY

Weighted average shares outstanding          17,595        17,287         17,530         17,238

Net effect of dilutive stock options
   based on the treasury stock method
   using average market price                    79            65            102             59
                                           --------      --------       --------       --------
      TOTAL                                  17,674        17,352         17,632         17,297
                                           ========      ========       ========       ========

Earnings from continuing operations
   before accounting change                $ 14,926      $ 12,402       $ 29,793       $ 22,422
Cumulative effect of accounting change         --           --             --            (2,214)
Discontinued operations                         777         1,792          1,282          1,538
                                           --------      --------       --------       --------
Net Earnings                               $ 15,703      $ 14,194       $ 31,075       $ 21,746
                                           ========      ========       ========       ========

Earnings per share from continuing
   operations before accounting change     $    .85      $    .72       $   1.70       $   1.30
Cumulative effect of accounting change          --           --            --              (.13)
Discontinued operations                         .04           .10            .07            .09
                                           --------      --------      ---------       --------
Net earnings per share (1)                 $    .89      $    .82      $    1.77       $   1.26
                                           ========      ========      =========       ========

FULLY DILUTED

Weighted average shares outstanding          17,595        17,287         17,530         17,238

Net effect of dilutive stock options
   based on the treasury stock method
   using the period-end market price,
   if higher than the average
   market price                                  79            77            110             71
      TOTAL                                  17,674        17,364         17,640         17,309
                                           ========      ========       ========       ========

Earnings from continuing operations
   before accounting change                $ 14,926      $ 12,402       $ 29,793       $ 22,422
Cumulative effect of accounting change         --           --             --            (2,214)
Discontinued operations                         777         1,792          1,282          1,538
                                           --------      --------       --------       --------
Net Earnings                               $ 15,703      $ 14,194       $ 31,075       $ 21,746
                                           ========      ========       ========       ========

Earnings per share from continuing
   operations before accounting change     $    .85      $    .72       $   1.70       $   1.30
Cumulative effect of accounting change          --           --             --             (.13)
Discontinued operations                         .04           .10            .07                 .09
                                           --------      --------       --------       --------
Net earnings per share (1)                 $    .89      $    .82       $   1.77       $   1.26
                                           ========      ========       ========       ========

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share because dilution was less than 3% and not material.

                                                                EXHIBIT 15



                         Acknowledgement Letter



 Stockholders and Board of Directors
 Brown Group, Inc.

 We are aware of the incorporation by reference in the Registration Statements (Form S-8 Numbers 2-58347 and 33-22328) pertaining to the employee stock purchase plan and employee stock appreciation plans, respectively, and in the Registration Statement (Form S-3 Number 33-21477) for the registration of debt of Brown Group, Inc., of our report dated November 22, 1994, relating to the unaudited condensed consolidated interim financial statements of Brown Group, Inc. which are included in its Form 10-Q for the quarter ended October 29, 1994.

 Pursuant to rule 436(c) of the Securities Act of 1933, our reports are not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                 \s\ Ernst & Young

 November 22, 1994