Form 10-K405
period 1995-01-28
BROWN GROUP INC
filed 1995-04-19
CIK 14707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                 1994 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  ____________

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

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
          Title of each class                    which registered
- --------------------------------------      --------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

As of April 1, 1995, 17,951,452 common shares were outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $521 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended January 28, 1995, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held May 25, 1995, are incorporated by reference into Part III.

                                  PART I

ITEM 1 - BUSINESS
- -----------------

    The Corporation, founded in 1878 and incorporated in 1913, operates in the Footwear industry. Current activities include the operation of retail shoe stores and the manufacture, importing, foreign sourcing, and marketing of women's, men's and children's footwear. During 1994, footwear sales were approximately 61% women's, 23% men's and 16% children's. This composition has remained relatively constant over the past few years. Approximately 54% of 1994 footwear sales were made at retail compared to 52% in 1993 and 47% in 1992. The trend of increasing retail sales as a percentage of total sales will continue as the Corporation continues to support the growth of Famous Footwear, a retail chain of branded discount shoe stores. In prior years, the Corporation conducted business in the Footwear and Specialty Retailing industry segments. The Specialty Retailing segment, which comprised a chain of retail fabric stores, was sold in the third quarter of fiscal 1994. See
Note 6 of Notes to Consolidated Financial Statements on page 29 of the Annual Report to Shareholders for the year ended January 28, 1995, which is incorporated herein by reference, for additional information regarding the Corporation's business segment and operations by geographic area.


Retail Operations
- -----------------

   The Corporation's retail footwear operations comprise a large number of retail footwear stores in the United States and Canada. The stores operate under various names including: Famous Footwear, Naturalizer and F.X. LaSalle. Prior years operations included Connie and Regal retail stores, which were closed during fiscal 1994 as part of the restructuring initiatives announced in January 1994. A portion of the retail sales carries Corporate owned and licensed brand names with the footwear manufactured either by the Corporation in company-owned factories or under contract to its specifications by domestic and foreign suppliers.

   In retail sales of footwear, the Corporation competes in a highly fragmented market with many organizations of various sizes operating retail shoe stores. Competitors include local, regional and national shoe store chains, department stores, discount stores and numerous independent retail operators of various sizes. Customer service, store location, product display, merchandise selection and pricing are important components of retail competition.

   A summary of retail footwear stores operated by the Corporation at the prior five fiscal year-ends is as follows:

- -----------------

Company-Owned Retail Footwear Stores

                                      1990    1991    1992    1993    1994
                                      ----    ----    ----    ----    ----
Naturalizer
   Stores selling the Naturalizer
   and NaturalSport brands of
   women's footwear; located in
   major malls and shopping centers
   throughout the U.S. and Canada.     451     457     431     450      418
Famous Footwear
   Family footwear stores which
   feature "brand names for less";
   located in strip centers and
   regional and outlet malls.          304     353     477     567      722
F. X. LaSalle
   Stores selling men's and women's
   branded footwear in major malls
   in Canada.                           13      14      14      15       14
Connie
   Stores selling Connie and other
   branded women's footwear.           134     119     106      81        0
Regal/Castleby
   Men's footwear stores.               89      75      65      35        0
Other Family Footwear Stores
   Selling men's, women's and
   children's footwear.                 63      71       4       4        4
                                     -----   -----   -----   -----    -----
   Total                             1,054   1,089   1,097   1,152    1,158
                                     =====   =====   =====   =====    =====

Wholesale Operations
- --------------------

   Footwear is distributed by the Corporation's marketing, manufacturing, importing and foreign sourcing operations in the United States, Canada, Europe, South America and the Far East to approximately 8,600 retailers, including independent and chain operators of shoe and department stores and to affiliates. Most of these customers also sell shoes bought from competing footwear suppliers. Wholesale footwear sales carry Corporate brand names, brand names licensed by the Corporation, and private label footwear produced for specific customers by the Corporation in company-owned factories or under contract to its specifications by domestic and foreign suppliers. Products sold under license agreements, such as with Schering-Plough HealthCare Products, Inc. and The Walt Disney Company, were responsible for approximately 17%, 13%, and 11% in 1994, 1993, and 1992, respectively, of total sales. The Corporation competes with both domestic manufacturers and importers of foreign-produced footwear.

   Foreign sourced footwear accounts for the vast majority of all footwear sold in the United States. Through the sourcing activities of its Pagoda organization, the Corporation is a leading supplier of imported footwear. This organization sources a wide variety of footwear primarily from the Far East and Brazil for other Brown Group divisions and for outside customers, which primarily consist of large discount store operations. During 1994, this operation was responsible for sourcing approximately 85 million pairs of shoes. These sourcing activities include coordination of the styling, production and shipment of footwear produced for the Corporation by independent footwear manufacturers in foreign countries. Because Pagoda's sourcing capabilities are diverse and include numerous countries of origin and manufacturing facilities therein, and since production can be shifted from country to country, the Corporation does not believe its sourcing arrangements entail significant risks.

- -----------------

   The Corporation's Brown Shoe Company has annual domestic manufacturing capacity of approximately seven million pairs. Capacity has been decreasing over the past decade through factory closings as production of footwear is moved overseas. Competition in the shoe manufacturing industry involves style, quality, price, fit and service offered to the customer. The Corporation attempts to meet competition through manufacturing efficiencies, by maintaining emphasis on quality and fit, by its ability to anticipate and create acceptable fashion styles and by manufacturing well-established branded merchandise available for immediate shipment. The principal raw materials used by the Corporation in the manufacture of shoes are leather, man-made materials and fabrics for uppers, and leather, rubber and plastics for soles and heels. The Corporation has experienced no serious difficulty in purchasing its needs of raw materials and manufactured component parts at competitive prices.

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

   The Corporation's marketing and promotional efforts are carried out through a number of avenues. The footwear wholesaling group maintains a sales force that visits customers periodically, presents its footwear at trade shows throughout the country, and advertises in trade magazines and publications.
In addition, direct advertising to consumers is carried out through periodic use of the electronic media, sponsoring of certain sporting events and in-store presentations and demonstrations. The footwear retailing organization advertises its products in the print and electronic media, as well as with in-store displays and promotions.

   Due to the seasonal nature of retail sales of shoes, the Corporation experiences fluctuations in the components of working capital. Retail footwear sales are seasonal with significant increases in sales experienced in the Christmas, spring and back-to-school periods.


     The major brand names of the Corporation's footwear include the following:

Women's:        Air Step
                Brittania (under license from Brittania Sportswear, Ltd.)
                Connie
                DeLiso
                Donnay (under license from Donnay International, S.A.)
                Dr. Scholl's (under license from Schering-Plough HealthCare
                   Products, Inc.)
                Fanfares
                Jordache (under license from Jordache Enterprises, Inc.) Life Stride
                Maserati
                Melange
                Naturalizer

- -----------------

Women's:        NaturalSport
                Nature Sole
                Penaljo
                Revelations (under license from Lowell Shoe, Inc.) Waikiki (under license from DDKA, S.A.)

Men's:          Brittania (under license from Brittania Sportswear, Ltd.)
                Britt Gear (under license from Brittania Sportswear, Ltd.) Donnay (under license from Donnay International S.A.)
                Dr. Scholl's (under license from Schering-Plough HealthCare
                   Products, Inc.)
                Reed St. James (under license from Haggar Apparel Company)
                Regal
                Remington (under license from Remington Arms Company, Inc.) UnionBay (under license from Seattle Pacific Industries, Inc.)

Children's:     Barbie for Girls (under license from Mattel, Inc.)
                Buster Brown
                Candie's (under license from Candie's, Inc.)
                Casper (under license from MCA/Universal Merchandising, Inc.)
                Disney (under license from The Walt Disney Company)
                Disney Babies (under license from The Walt Disney Company)
                Donnay (under license from Donnay International, S.A.)
                Fanfares
                The Flintstones (under license from MCA/Universal Merchandising,
                   Inc. and Turner Home Entertainment)
                G. I. Joe (under license from Hasbro, Inc.)
                Jordache (under license from Jordache Enterprises, Inc.)
                The Lion King (under license from The Walt Disney Company)
                Mickey Unlimited (under license from The Walt Disney Company)
                101 Dalmatians (under license from The Walt Disney Company)
                Playskool (under license from Hasbro, Inc.)
                Remington (under license from Remington Arms Company, Inc.)
                Rookie League (under license from Major League Baseball
                   Properties, Inc.)
                UnionBay (under license from Seattle Pacific Industries, Inc.)
                Waikiki (under license from DDKA, S.A.)
                Wildcats
                YDS (under license from Schering-Plough HealthCare
                   Products, Inc.)


Discontinued Operations
- -----------------------

     On October 2, 1994, the Corporation sold its Cloth World chain of fabric stores to Fabri-Centers of America, Inc. This business involved the operation of approximately 340 retail stores selling fabrics and sewing accessories. It
was acquired by the Corporation in 1970 when it had 14 stores.   In addition to
the Cloth World sale, the Corporation announced a formal plan to close the Maryland Square catalog operation. The closure of this business was substantially completed in the fourth quarter of fiscal 1994.

     In 1994, the Corporation completed its withdrawal from the Wohl Leased Shoe Department business, which was announced in the fourth quarter of fiscal 1993. This business involved the management of over 500 shoe departments in department stores primarily on the West Coast and in the Midwest.

- -----------------

     See pages 16 and 25 of the Annual Report to Shareholders for the year ended January 28, 1995, which is incorporated herein by reference, for a discussion of the financial impact of the Discontinued Operations on the Corporation.


Restructuring
- -------------

     The restructuring initiatives announced in January 1994 are proceeding as planned. To date, 5 plants and more than 150 Naturalizer, Connie and Regal retail stores have been closed, Brown Shoe Company's men's shoe business has been sold, and substantial consolidation of Pagoda and Brown Shoe Company administrative operations has been accomplished. It is expected that these restructuring initiatives will be completed in the first half of fiscal 1995. See pages 16 and 25 of the Annual Report to Shareholders for the year ended January 28, 1995, which is incorporated herein by reference, for a discussion of the financial impact of the restructuring on the Corporation.


Corporate-wide Business Influence
- ---------------------------------

     In addition to the normal and recurring product development, design and styling activities, the Corporation engages in research and development related to new and improved materials for use in its footwear and other products and to the development and adaptation of production techniques.

     The Corporation is involved in environmental remediation and ongoing compliance at its closed tannery site and two associated landfill locations, at an owned factory that is currently leased to another party and has been identified by various governmental authorities as a potentially responsible party at certain other landfills. See pages 18 and 32 of the Annual Report to Shareholders for the year ended January 28, 1995, which is incorporated herein by reference, for a discussion of the financial statement impact of environmental issues on the Corporation. Federal, State, and local provisions for environmental protection have not had, nor are they anticipated to have, a material effect on the Corporation's capital expenditures or competitive position.

     The Corporation manufactures and sells certain patented items but does not consider its business to be dependent on patents.

     From time to time the Corporation investigates and negotiates for the possible acquisition of other businesses and operations; but at this time, there are no agreements or understandings for acquisition of any significant subsidiaries.

     The Corporation has approximately 14,500 full and part-time employees. Approximately 850 employees engaged in the manufacture of footwear are employed under union contracts. Such contracts vary in duration and expire in 1996 and 1997.


ITEM 2 - PROPERTIES
- -------------------

     The principal executive, sales and administrative offices of the Corporation are located in Clayton (St. Louis), Missouri, and consist of an owned complex of two adjoining office buildings. In prior years, the complex consisted of four adjoining office buildings, two of which were sold in fiscal 1994 as a result of the reduction in staffing.

- -------------------

     The Corporation's footwear manufacturing and warehousing operations are primarily carried out at five footwear and component manufacturing plants, one leather cutting facility, and two warehouses located mainly in smaller towns in the Southern and Midwestern sections of the United States and two manufacturing and one warehouse facility located in Canada. Substantially all of the facilities are owned or subject to long-term capital leases. Five manufacturing plants were closed in fiscal 1994.

     The Corporation's retail footwear operations are conducted throughout the United States and Canada and involve the operation of 1,158 shoe stores, including 109 in Canada. In addition, Famous Footwear has leased office space and a 750,000 square foot distribution center, including a mezzanine level, in Madison, Wisconsin, and plans to have a new leased 800,000 square foot distribution center, including mezzanine levels, in Lebanon, Tennessee, completed in September 1995. The new distribution center will initially service stores in the Southeast United States. All store locations are leased with approximately two-thirds having renewal options.


ITEM 3 - LEGAL PROCEEDINGS
- --------------------------

     The Corporation is a party to several uninsured lawsuits arising in the ordinary course of business. While the Corporation is unable to predict the ultimate outcome of these actions, it believes that their final resolution will not result in any materially adverse effect on the Corporation's financial position.

     The Corporation is working with Federal and various State Environmental Protection Agencies to resolve clean-up issues at several sites, including the Corporation's closed tannery in New York. The potential financial impact on the Corporation is discussed on pages 18 and 32 of the Annual Report to Shareholders for the year ended January 28, 1995, which is incorporated herein by reference.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     The following is a list of the names and ages of the executive officers of the registrant and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire May, 1995.

Name                      Age  Current Position
- ----                      ---  ----------------
B. A. Bridgewater, Jr.     61   Chairman of the Board, President, Chief
                                Executive Officer and Chairman of the
                                Executive Committee

Brian C. Cook              55   Vice President, Footwear Retailing and
                                President, Famous Footwear

Arthur G. Croci            43   President, Pagoda Trading and Executive Vice
                                President of Sourcing, Brown Shoe Company

Ronald N. Durchfort        41   President, Pagoda International

Ronald A. Fromm            44   Executive Vice President, Famous Footwear

Joseph P. Pearce           49   Executive Vice President, Brown Shoe Company

Robert D. Pickle           57   Vice President, General Counsel and
                                Corporate Secretary

Gary M. Rich               44   President, Pagoda U.S.A.

Harry E. Rich              55   Director, Executive Vice President,
                                Chief Financial Officer and Member of the
                                Executive Committee

James M. Roe               49   Senior Vice President, Sales and Operations,
                                Famous Footwear

Andrew M. Rosen            44   Vice President and Treasurer

Richard C. Schumacher      47   Vice President and Controller

Mary Sylvia Siverts        35   Vice President, Public Affairs

Thomas A. Williams         46   Vice President, Footwear Wholesaling;
                                President, Brown Shoe Company; and Chairman,
                                Pagoda

E. Lee Wyatt, Jr.          42   Senior Vice President, Finance and
                                Administration, Brown Shoe Company and Pagoda

George J. Zelinsky         46   Senior Vice President and General Merchandise
                                Manager, Famous Footwear


The period of service of each officer in the positions listed and other business experience are set forth below.

- ------------------------------------

B. A. Bridgewater, Jr., Chairman of the Board and Chief Executive Officer of the registrant since 1985. President of the registrant prior to 1987 and since 1990.

Brian C. Cook, Vice President, Footwear Retailing of the registrant since March 1992; President of Famous Footwear since 1981.

Arthur G. Croci, Executive Vice President of Sourcing, Brown Shoe Company since September 1994. President of Pagoda Trading since November 1993. President of Brown Group International from December 1990 to November 1993. Vice President of the registrant from December 1990 to March 1993. Executive Vice President of Brown Group International from January 1990 to December 1990 and various positions with the registrant from 1980 through 1989.

Ronald N. Durchfort, President of Pagoda International since March 1993. General Manager of Operations, France Office, from 1988 through March 1993.

Ronald A. Fromm, Executive Vice President, Famous Footwear since September 1992. Vice President and Chief Financial Officer of Famous Footwear from 1988 to 1992.

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

James M. Roe, Senior Vice President, Sales and Operations, Famous Footwear since December 1994. Vice President, Real Estate, Famous Footwear from January 1992 to 1994. Director, Strip Center Real Estate of the registrant from 1987 to 1992.

Andrew M. Rosen, Vice President and Treasurer of the registrant since January 1992. Treasurer of the registrant from 1983 to 1992.

Richard C. Schumacher, Vice President and Controller of the registrant since June 1994. Vice President and Chief Financial Officer of Wohl Shoe Company from November 1992 to June 1994. Assistant Controller of the registrant from 1985 to 1992.

Mary Sylvia Siverts, Vice President of Public Affairs since September 1993. Director of Public Relations from 1988 to 1993.

- ------------------------------------

Thomas A. Williams, Vice President, Footwear Wholesaling; President, Brown Shoe Company; and Chairman, Pagoda since January 1994. Chairman, Pagoda Trading Company, Inc., since January 1990. Vice President, International Operations of the registrant and Chairman, Brown Group International, Inc., from March 1993 to January 1994. Vice Chairman of Pagoda Trading Company from June 1989 to December 1989. Other management positions at Pagoda Trading Company from 1982 to 1990.

E. Lee Wyatt, Jr., Senior Vice President of Finance and Administration, Brown Shoe Company and Pagoda since May 1994. Vice President, Planning and Controller of the registrant from March 1994 to May 1994. Vice President, Planning and Taxes of the registrant from November 1992 to March 1994. Director, Corporate Planning and Taxes and Assistant Secretary from June 1990 to November 1992. Director, Corporate Planning and Tax from October 1989 to June 1990. Other management positions with the registrant from 1986 to 1989.

George J. Zelinsky, Senior Vice President and General Merchandise Manager, Famous Footwear since June 1989. Vice President, Women's Better Grade Division, Wohl Shoe Company from 1986 to 1989.

                                  PART II


ITEM 5 -MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED SHAREHOLDER MATTERS
- --------------------------------------------------

   Common Stock market prices and dividends on page 35 of the annual shareholders report and the number of shareholders of record on page 37 of the annual shareholders report for the year ended January 28, 1995 are incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA
- --------------------------------

   Selected Financial Data on page 19 of the annual shareholders report for the year ended January 28, 1995 is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------

   Management's Discussion and Analysis of Operations and Financial Condition on pages 14 through 18 of the annual shareholders report for the year ended January 28, 1995 is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

   The consolidated financial statements of the Corporation and its subsidiaries on pages 20 through 34, and the supplementary financial information on page 35 of the annual shareholders report for the year ended January 28, 1995 are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------

   None.

                             PART III
                             --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

   Information regarding Directors of the Corporation on pages 3 through 10 of the proxy statement for the annual meeting of shareholders to be held May 25, 1995 is incorporated herein by reference. Information regarding Executive Officers of the Corporation is included in Part I of this Form 10-K following
Item 4.


ITEM 11 - EXECUTIVE COMPENSATION
- --------------------------------

   Information regarding Executive Compensation on pages 11 through 17 and 21 through 23 of the proxy statement for the annual meeting of shareholders to be held May 25, 1995 is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
- ---------------------------------------------------------

   Security Holdings of Directors and Management on pages 3 and 4 of the proxy statement for the annual meeting of shareholders to be held May 25, 1995 is incorporated herein by reference.


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

(a) (3)          Exhibits

                 Exhibit No.:

    3.(i) (a)    Certificate of Incorporation of the
                 Corporation as amended through
                 February 16, 1984, incorporated
                 herein by reference to Exhibit 3 to
                 the Corporation's Report on Form
                 10-K for the fiscal year ended
                 November 1, 1986.

        (i) (b)  Amendment of Certificate of
                 Incorporation of the Corporation
                 filed February 20, 1987,
                 incorporated herein by reference to
                 Exhibit 3 to the Corporation's
                 Report on Form 10-K for the fiscal
                 year ended January 30, 1988.

        (ii)     Bylaws of the Corporation as amended
                 through March 2, 1995, filed,
                 herewith.

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

        (d)*     Stock Option and Restricted Stock
                 Plan of 1994, incorporated herein by
                 reference to Exhibit 3 to the
                 Corporation's definitive proxy
                 statement dated April 20, 1994.

    11.          Computation of earnings per share.

    13.          Annual Report to Shareholders of
                 Brown Group, Inc. for the fiscal
                 year ended January 28, 1995.  Such
                 report, except for portions
                 incorporated by reference herein, is
                 furnished for the information of the
                 SEC and is not "filed" as part of
                 this report.

    21.          Subsidiaries of the registrant.

    23.          Consent of Independent Auditors.

    24.          Power of attorney (contained on
                 signature page).

    27.          Financial Data Schedule.

(b)              Reports on Form 8-K:

                 There were no reports on Form 8-K
                 for the quarter ended January 28,
                 1995.

(c)              Exhibits:

                 Exhibits begin on page 20 of this
                 Form 10-K.

                 On request copies of any exhibit will be furnished to shareholders upon payment of the Corporation's reasonable expenses incurred in furnishing such exhibits.

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


DATE: April 19, 1995                    BROWN GROUP, INC.
- --------------------                       (Registrant)


                                 By     Harry E. Rich /s/
                                 -----------------------------
                                  Executive Vice President and
                                   Principal Financial Officer


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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 19, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.


       Signatures                               Title
       ----------                               -----

B. A. Bridgewater, Jr. /s/        Chairman of the Board of Directors
- --------------------------          President and Chief Executive
                                               Officer



    Harry E. Rich /s/            Director, Executive Vice President
- --------------------------           and Chief Financial Officer




Richard C. Schumacher /s/           Vice President and Controller
- -------------------------

        Signature                               Title
        ---------                               -----


   Joseph L. Bower /s/                Director and Chairman of
- -------------------------              Compensation Committee



  Richard A. Liddy /s/                        Director
- -------------------------



  William E. Maritz /s/                       Director
- -------------------------



   Daniel R. Toll /s/                 Director and Chairman of
- -------------------------                  Audit Committee

                        ANNUAL REPORT ON FORM 10-K

                     ITEM 14 (a)  (1) and (2), and (d)


                     LIST OF FINANCIAL STATEMENTS AND
                      FINANCIAL STATEMENT SCHEDULES


                        YEAR ENDED JANUARY 28, 1995


                             BROWN GROUP, INC.

                            ST. LOUIS, MISSOURI

FORM 10-K  -  ITEM 14 (a) (1) and (2), and (d)
BROWN GROUP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




   The following consolidated financial statements of Brown Group, Inc. and subsidiaries included in the annual report of the registrant to shareholders for the year ended January 28, 1995 are incorporated by reference in Item 8:

     Consolidated Balance Sheets - January 28, 1995 and January 29, 1994.

     Consolidated Earnings - Years ended January 28, 1995, January 29, 1994 and January 30, 1993.

     Consolidated Cash Flows - Years ended January 28, 1995, January 29, 1994 and January 30, 1993.

     Consolidated Shareholders' Equity - Years ended January 28, 1995, January 29, 1994 and January 30, 1993.

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

                                   SCHEDULE VIII
                                   -------------

                         VALUATION AND QUALIFYING ACCOUNTS
                                 BROWN GROUP, INC.

- --------------------------------------------------------------------------------
    COL. A.                 COL. B          COL. C         COL. D       COL. E
- --------------------------------------------------------------------------------
                                           ADDITIONS
                                       -------------------
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

YEAR ENDED JANUARY 28, 1995
- ---------------------------
Deducted from assets:

   For doubtful accounts
      and discounts        $10,817   $6,442               $5,595-A    $11,664


YEAR ENDED JANUARY 29, 1994
- ---------------------------
Deducted from assets:

   For doubtful accounts
      and discounts          9,930    5,043                4,156-A     10,817


YEAR ENDED JANUARY 30, 1993
- ---------------------------
Deducted from assets:

   For doubtful accounts
      and discounts          6,160    7,507                3,737-A      9,930


A.  Accounts written off, net of recoveries
    and discounts taken.

                     BROWN GROUP,INC.
       ANNUAL REPORT TO SHAREHOLDERS ON FORM 10-K
                    INDEX TO EXHIBITS


                      Exhibit
                      -------

 3.(ii)     Bylaws as amended through March 2, 1995

11.        Computation of earnings per share

13.        1994 Annual Report to Shareholders of
                Brown Group, Inc.

21.        Subsidiaries of the registrant

23.        Consent of Independent Auditors

24.        Power of Atttoreny (see signature page)

27.        Financial Data Schedule