Form 10-Q
period 1995-04-29
BROWN GROUP INC
filed 1995-06-12
CIK 14707

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                   FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   April 29, 1995

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

As of May 27, 1995, 17,945,902 shares of the registrant's common stock were outstanding.

                                BROWN GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)

                                             (Unaudited)
                                        ---------------------
                                        April 29,   April 30, January 28,
                                          1995        1994       1995
                                        ---------   --------- -----------
ASSETS

Current Assets
  Cash and Cash Equivalents             $  20,457  $  21,264  $  18,922
  Receivables, net of allowances of
    $12,012 at April 29, 1995,
    $10,581 at April 30, 1994, and
    $11,664 at January 28, 1995            91,159    103,507     98,079
  Inventories (net of adjustment to
    last-in, first-out cost of
    $37,566 at April 29, 1995,
    $44,335 at April 30, 1994, and
    $37,286 at January 28, 1995)          336,746    292,930    322,029
  Net Current Assets of Discontinued
    Operations                                        94,689
  Other Current Assets                     54,753     66,878     39,930
                                        ---------  ---------  ---------
    Total Current Assets                  503,115    579,268    478,960

Property and Equipment                    208,783    189,580    203,227
  Less allowances for depreciation
    and amortization                     (114,436)  (101,286)  (110,323)
                                        ---------  ---------  ---------
                                           94,347     88,294     92,904
Net Noncurrent Assets of
  Discontinued Operations                             15,474
Other Assets                               62,895     56,018     64,651
                                        ---------  ---------  ---------
                                        $ 660,357  $ 739,054  $ 636,515
                                        =========  =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                         $  75,231  $ 145,166  $  41,085
  Accounts Payable                        105,925     83,940     85,045
  Accrued Expenses                         87,051    102,825    92,231
  Income Taxes                              9,262      1,386       (642)
  Current Maturities of Long-Term Debt     52,799      3,112      2,063
                                        ---------  ---------  ---------
      Total Current Liabilities           330,268    336,429    219,782

Long-Term Debt and Capitalized
  Lease Obligations                        57,465    135,289   133,213
Other Liabilities                          33,169     30,852     33,793

Shareholders' Equity
  Common Stock                             67,261     66,426     67,388
  Additional Capital                       46,634     38,085     46,957
  Cumulative Translation Adjustment        (4,507)    (4,402)    (5,556)
  Unamortized Value of Restricted Stock    (9,483)    (6,409)   (10,878)
  Retained Earnings                       139,550    142,784    151,816
                                          239,455    236,484    249,727
                                        ---------  ---------  ---------
                                        $ 660,357  $ 739,054  $ 636,515
                                        =========  =========  =========

See Notes to Condensed Consolidated Financial Statements.

                               BROWN GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(Thousands, except per share)

                                                       Three Months Ended
                                                     --------------------
                                                     April 29,  April 30,
                                                       1995       1994
                                                     ---------  ---------
Net Sales                                            $ 357,442  $ 369,488
Cost of Goods Sold                                     237,247    242,028
                                                     ---------  ---------
Gross Profit                                           120,195    127,460
                                                     ---------  ---------

Selling and Administrative Expenses                    123,916    112,044
Interest Expense                                         3,916      4,279
Other (Income) Expense                                    (608)      (463)
                                                     ---------  ---------

Earnings (Loss) from Continuing Operations Before
   Income Taxes                                         (7,029)    11,600

Income Taxes                                            (2,618)     4,266
                                                     ---------  ---------

Earnings (Loss) from Continuing Operations              (4,411)     7,334

Earnings from Discontinued Operations, Net of Taxes        --         597
                                                     ---------  ---------

NET EARNINGS (LOSS)                                  $  (4,411) $   7,931
                                                     =========  =========


NET EARNINGS (LOSS) PER COMMON SHARE:

Continuing Operations                                $    (.25) $     .42
Discontinued Operations                                     --        .03
                                                     ---------  ---------

NET EARNINGS (LOSS) PER COMMON SHARE                 $    (.25) $     .45
                                                     =========  =========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                                      17,608     17,451

DIVIDENDS PER COMMON SHARE                           $     .40  $     .40
                                                     =========  =========


See Notes to Condensed Consolidated Financial Statements.

                               BROWN GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Thousands)

                                                       Three Months Ended
                                                      ---------------------
                                                      April 29,   April 30,
                                                        1995        1994
                                                      ---------   ---------
Net Cash Provided (Used) by Operating Activities of:
   Continuing operations                              $   6,505   $ 13,477
   Discontinued operations                                  --      (1,495)
                                                      ---------   --------

Net Cash Provided (Used) by Operating Activities          6,505     11,982

Investing Activities:
  Capital expenditures                                   (7,537)    (7,606)
  Proceeds from sales of assets of discontinued
    operations                                              --        9,978
  Other                                                   1,120         383
                                                      ---------   ---------

Net Cash Provided (Used) by Investing Activities         (6,417)     2,755

Financing Activities:
  Increase/(decrease) in short-term notes payable         9,146       (924)
  Principal payments of long-term debt                      (13)    (4,635)
  Dividends paid                                         (7,181)    (7,070)
  Payments for purchase of treasury stock                  (824)
  Proceeds from issuance of common stock                    319      2,264
                                                      ---------   --------

Net Cash Provided (Used) by Financing Activities          1,447    (10,365)
                                                      ---------   --------

Increase (Decrease) in Cash and Cash Equivalents          1,535      4,372

Cash and Cash Equivalents at Beginning of Period         18,922     16,892

                                                      ---------   --------
Cash and Cash Equivalents at End of Period            $  20,457   $ 21,264
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

 For further information refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report and Form 10-K for the period ended January 28, 1995.


 Note B - Earnings Per Share
 ---------------------------

 Net earnings per share of Common Stock is computed by dividing net earnings by the weighted average number of shares outstanding. The dilutive effect of stock options is not significant and is therefore excluded from the calculation.


 Note C - Inventories
 --------------------

 The components of inventory are as follows ($000):

                                   April 29,   April 30,   January 28,
                                     1995        1994         1995
                                   ---------   --------    -----------
 Finished Goods                    $318,369    $269,953     $298,235
 Work in Process                      2,215       5,462        4,193
 Raw Materials and Supplies          16,162      17,515       19,601
                                   --------    --------     --------
                                   $336,746    $292,930     $322,029
                                   ========    ========     ========

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------

 Results of Operations
 ---------------------

 Quarter ended April 29, 1995 compared to the Quarter ended April 30, 1994
 -------------------------------------------------------------------------

 Consolidated net sales for the first quarter ended April 29, 1995, were $357.4 million, a decrease of 3% from last year's first quarter.

 A loss from continuing operations of $4.4 million for the first quarter of 1995 compares to earnings of $7.3 million last year.

 The net loss of $4.4 million for the first quarter of 1995 compares to net earnings of $7.9 million last year. Included in net earnings in 1994 is aftertax income from discontinued operations of $.6 million.

 These results reflect poor spring retail conditions, including very slow sales in February and March, which severely affected the Corporation's retail operations and wholesale customers. There is evidence that cautious consumer spending patterns are likely to continue, margins will be under pressure, and the seasonally slow second quarter will be challenging.

 Sales from the footwear retailing operations increased 10% from the first quarter of 1994, but were down on a store-for-store basis. Famous Footwear's total sales increased 21% reflecting a same-store decrease of 3% and 161 more units in operation. Famous Footwear now operates 754 stores. The Canadian retailing operation's sales decreased slightly, posting a 1% decrease with a same-store decrease of 3% and six more units than the prior year. Naturalizer stores' sales decreased 14% from last year's first quarter, reflecting a same-store decrease of 10% and 42 fewer units in operation. Naturalizer now operates 324 stores. In the first quarter of fiscal 1994, the Connie and Regal stores had sales of $6.2 million; all were closed by the end of fiscal 1994.

 Sales from footwear wholesaling activities decreased 17% from the same period last year. Pagoda's sales decreased 4% and Brown Shoe's decreased 32% as weak spring retail conditions led to wholesale order cancellations and pushbacks.

 Gross profit as a percent of sales decreased to 33.6% from 34.5% for the same period last year. Decreasing margins at Brown Shoe, due to higher markdowns in 1995, were offset by increasing margins at Pagoda. A slight decrease in retail margins was due primarily to increased promotions by Famous Footwear to stimulate sales.

 Selling and administrative expenses as a percent of sales increased to 34.7% from 30.3% for the same period last year, reflecting lower than planned sales throughout the Corporation and higher fixed costs at Famous Footwear associated with investment in systems and distribution infrastructure to support store expansion.

 Other income increased to $.6 million compared to income of $.5 million in 1994 and consists primarily of royalty income.

 Restructuring
 -------------

 The restructuring initiatives announced in January 1994, for which the Corporation established a $45.4 million reserve, are proceeding as planned.
 To date, charges of $30.5 million have been charged against the restructuring reserve. These charges consisted of $12.1 million of non-cash charges for asset write-offs and $18.4 million of cash charges related to lease buyouts, inventory liquidation costs, and severance and benefit costs. The amounts to be paid out during the remainder of 1995 relate to lease buyouts and severance and benefit costs.

 Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:

                                      April 29,   April 30,  January 28,
                                        1995        1994        1995
                                      ---------   ---------  -----------

 Working Capital (millions)           $172.8      $242.8      $259.2

 Current Ratio                           1.5         1.7         2.2

 Total Debt as a Percentage of
    Total Capitalization               43.7%       54.5%       41.4%

 Net Debt (Total Debt less Cash and
    Cash Equivalents) as a Percentage
    of Total Capitalization            40.8%       52.6%       38.7%


 Cash flow from operating activities of continuing operations for the first three months of fiscal 1995 was approximately $7.0 million less than in the first three months of 1994. The decrease was primarily the result of lower earnings, which were partially offset by lower inventories and accounts receivable at Brown Shoe and Pagoda.

 Financing activities in the first quarter of fiscal 1995 reflect an increase in notes payable which is due primarily to lower earnings and growth at Famous Footwear. In the first quarter of 1994, the Corporation was able to reduce total debt with proceeds from the sale of assets from the discontinued leased department business.

 The decrease in the ratio of total debt as a percentage of total capitalization at April 29, 1995, compared to the end of the first quarter in 1994, is due primarily to the Corporation paying down short-term debt in the third quarter of fiscal 1994 with additional cash flow generated from discontinued operations. The decrease in the current ratio is due primarily to approximately $75 million of long-term debt becoming current in the first quarter of 1995. The Corporation's financial condition and debt to capitalization ratios provide additional borrowing capacity, if needed.

                         PART II - OTHER INFORMATION


 Item 1 - Legal Proceedings
 --------------------------
    There have been no material developments during the quarter ended April 29, 1995, in the legal proceedings described in the Corporation's Form 10-K for the period ended January 28, 1995.


 Item 4 - Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------
    At the Annual Meeting of Shareholders held on May 25, 1995, four proposals described in the Notice of Annual Meeting of Shareholders dated April 19, 1995, were voted upon.

    1. The shareholders elected four directors, Mr. B. A. Bridgewater, Jr., Mrs. Julie C. Esrey, Mr. Richard A. Liddy, and Mr. William E. Maritz, for terms of three years each, and General Edward C. Meyer, Retired, for a term of one year. The voting for each director is as follows:

       Directors                              For      Withheld
       ---------                          ----------   --------
       B. A. Bridgewater, Jr.             15,834,333    262,705
       Julie C. Esrey                     15,888,739    208,299
       Richard A. Liddy                   15,872,023    225,015
       William E. Maritz                  15,882,589    214,449
       General Edward C. Meyer, Retired   15,845,845    251,193

    2. The proposal to ratify the appointment of Ernst & Young as the Corporation's independent auditors was approved by a vote of 16,001,959 in favor to 39,145 against, with 55,934 abstaining.

    3. The proposal to declassify the Board of Directors for the purpose of director elections was rejected, and therefore failed, by a vote of 5,010,955 in favor to 9,135,361 against, with 161,553 abstaining and 1,789,169 broker non-votes.

    4. The proposal to adopt and implement a policy of confidential voting at all meetings of the Corporation's shareholders was rejected, and therefore failed, by a vote of 6,694,976 in favor to 7,452,462 against, with 160,431 abstaining and 1,789,169 broker non-votes.


 Item 6 - Exhibits and Reports on Form 8-K
 -----------------------------------------
      (a)  Listing of Exhibits

         (3)  (i)  (a)  Certificate of Incorporation
                        of the Corporation as amended
                        through February 16, 1984,
                        incorporated herein by
                        reference to Exhibit 3 to the
                        Corporation's Report on Form
                        10-K for the fiscal year
                        ended November 1, 1986.

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

               (ii)  Bylaws of the Corporation as
                     amended through March 2,
                     1995, incorporated herein by
                     reference to Exhibit 3(ii) to
                     the Corporation's Report on
                     Form 10-K for the fiscal year
                     ended January 28, 1995.

         (11)       Computation of Earnings Per
                     Share (Page 10)

         (27)       Financial Data Schedule (Page 11)

      (b)  Reports on Form 8-K:

           There were no reports on Form 8-K for the quarter ended
           April 29, 1995.



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BROWN GROUP, INC.


 Date: June 12, 1995                      /s/ Harry E. Rich
                                       -------------------------------
                                       Executive Vice President
                                       and Chief Financial Officer and
                                       On Behalf of the Corporation as
                                       the Principal Financial Officer

                                                                    EXHIBIT 11
                          PART II - OTHER INFORMATION

                       COMPUTATION OF EARNINGS PER SHARE

                               BROWN GROUP, INC.

(Thousands, except per share)

                                                          Three Months Ended
                                                        ---------------------
                                                        April 29,    April 30,
                                                          1995         1994
                                                        ---------    ---------
PRIMARY

Weighted average shares outstanding                        17,608      17,451

Net effect of dilutive stock options based on
  the treasury stock method using average market price         25         110
                                                        ---------   ---------
   TOTAL                                                   17,633      17,561
                                                        =========    ========

Earnings (loss) from continuing operations              $  (4,411)   $  7,334
Discontinued operations                                       --          597
                                                        ---------    --------
Net earnings (loss)                                     $  (4,411)   $  7,931
                                                        =========    ========

Earnings (loss) per share from continuing operations    $    (.25)   $    .42
Discontinued operations                                       --          .03
                                                        ---------    --------
Net earnings (loss) per share (1)                       $    (.25)   $    .45
                                                        =========    ========

FULLY DILUTED

Weighted average shares outstanding                        17,608      17,451

Net effect of dilutive stock options based on
  the treasury stock method using the period-end market
  price, if higher than the average market price               52         130
                                                        ---------    --------
   TOTAL                                                   17,660      17,581
                                                        =========    ========

Earnings (loss) from continuing operations              $  (4,411)   $  7,334
Discontinued operations                                       --          597
                                                        ---------    --------
Net earnings (loss)                                     $  (4,411)   $  7,931
                                                        =========    ========

Earnings (loss) per share from continuing operations    $    (.25)   $    .42
Discontinued operations                                       --          .03
                                                        ---------    --------
Net earnings (loss) per share (1)                       $    (.25)   $    .45
                                                        =========    ========

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share because dilution was less than 3% and not material.