Form 10-Q
period 1995-07-29
BROWN GROUP INC
filed 1995-09-12
CIK 14707

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

(Mark One)                      FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   July 29, 1995

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

As of August 26, 1995, 17,942,277 shares of the registrant's common stock were outstanding.

                                BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)                                            (Unaudited)
                                                     ------------------
                                                     July 29,  July 30,  January 28,
                                                       1995      1994       1995
                                                     --------  --------  -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                          $  23,016 $  26,928  $  18,922
  Receivables, net of allowances of $11,582 at
    July 29, 1995, $10,682 at July 30, 1994, and
    $11,664 at January 28, 1995                         86,250   111,965     98,079
  Inventories (net of adjustment to last-in,
    first-out cost of $32,824 at July 29, 1995,
    $42,160 at July 30, 1994, and $37,286
    at January 28, 1995)                                368,981   330,883    322,029
  Net Current Assets of Discontinued Operations              -    62,032          -
  Other Current Assets                                  48,177    64,075     39,930
                                                     --------- ---------  ---------
    Total Current Assets                               526,424   595,883    478,960

Property, Plant and Equipment                          211,634   194,046    203,227
  Less allowances for depreciation and amortization   (118,066) (102,140)  (110,323)
                                                     --------- ---------  ---------
                                                        93,568    91,906     92,904
Net Noncurrent Assets of Discontinued Operations             -    12,673          -
Other Assets                                            59,709    57,372     64,651
                                                     --------- ---------  ---------
                                                     $ 679,701 $ 757,834  $ 636,515
                                                     ========= =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                                      $  91,571 $ 111,089  $  41,085
  Accounts Payable                                     135,080   129,663     85,045
  Accrued Expenses                                      80,046   101,251     92,231
  Income Taxes                                           5,109     7,983       (642)
  Current Maturities of Long-Term Debt                  52,763     3,095      2,063
                                                     --------- ---------  ---------
      Total Current Liabilities                        364,569   353,081    219,782
Long-Term Debt and Capitalized Lease Obligations        57,467   135,220    133,213
Other Liabilities                                       33,247    30,640     33,793

Stockholders' Equity
  Common Stock                                          67,286    67,203     67,388
  Additional Capital                                    46,519    44,938     46,957
  Cumulative Translation Adjustment                     (4,710)   (4,254)    (5,556)
  Unamortized Value of Restricted Stock                 (8,668)  (12,056)   (10,878)
  Retained Earnings                                    123,991   143,062    151,816
                                                     --------- ---------  ---------
                                                       224,418   238,893    249,727
                                                     --------- ---------  ---------
                                                     $ 679,701 $ 757,834  $ 636,515
                                                     ========= =========  =========

See Notes to Condensed Consolidated Financial Statements.

                             BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)

                                  Three Months Ended       Six Months Ended
                                  -------------------    --------------------
                                  July 29,   July 30,    July 29,    July 30,
                                    1995       1994        1995        1994
                                 ---------  ---------   ---------   ---------
Net Sales                        $342,861   $353,000    $700,303    $722,488

Cost of Goods Sold                226,352    229,199     463,599     471,227
                                 --------   --------    --------    --------
Gross Profit                      116,509    123,801     236,704     251,261
                                 --------   --------    --------    --------
Selling and Administrative
   Expenses                       121,425    108,652     245,341     220,696
Interest Expense                    3,964      4,210       7,880       8,489
Other (Income) Expense              4,030       (684)      3,422      (1,147)
                                 --------   --------    --------    --------
Earnings (Loss)from Continuing
   Operations Before Income Taxes (12,910)   11,623      (19,939)     23,223

Income Tax                         (4,529)     4,090      (7,147)      8,356
                                 --------   --------    --------    --------
Earnings (Loss) from
   Continuing Operations           (8,381)     7,533     (12,792)     14,867

Earnings (Loss) from Discontinued
   Operations, Net of Taxes             -        (92)          -         505
                                 --------   --------    --------    --------
NET EARNINGS (LOSS)              $ (8,381)  $  7,441    $(12,792)   $ 15,372
                                 ========   ========    ========    ========

NET EARNINGS (LOSS) PER COMMON SHARE:

Continuing Operations            $   (.48)  $    .43    $   (.73)   $    .85
Discontinued Operations                 -       (.01)          -         .02
                                 --------   --------    --------    --------
NET EARNINGS (LOSS)
   PER COMMON SHARE              $   (.48)  $    .42    $   (.73)   $    .87
                                 ========   ========    ========    ========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                 17,578     17,543      17,593      17,497
                                 ========   ========    ========    ========

DIVIDENDS PER COMMON SHARE       $    .40   $    .40    $    .80    $    .80
                                 ========   ========    ========    ========

See Notes to Condensed Consolidated Financial Statements.

                             BROWN GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Thousands)

                                                         Six Months Ended
                                                      ---------------------
                                                       July 29,    July 30,
                                                         1995        1994
                                                      ---------   ---------
Net Cash Provided (Used) by Operating Activities of:
   Continuing operations                              $ 10,484    $ 32,352
   Discontinued operations                                   -      (4,382)
                                                      --------    --------
Net Cash Provided (Used) by Operating Activities        10,484      27,970

Investing Activities
  Capital expenditures                                 (17,159)    (16,467)
  Proceeds from sales of assets of discontinued
    operations                                               -      48,231
  Other                                                     88         744
                                                      --------    --------
Net Cash Provided (Used) by Investing Activities       (17,071)     32,508

Financing Activities
  Increase/(decrease) in short-term notes payable       25,486     (35,001)
  Principal payments of long-term debt                     (49)     (4,720)
  Dividends paid                                       (14,359)    (14,233)
  Payments for purchase of treasury stock                 (824)          -
  Proceeds from issuance of common stock                   427       3,512
                                                      --------    --------
Net Cash Provided (Used) by Financing Activities        10,681     (50,442)
                                                      --------    --------
Increase (Decrease) in Cash and Cash Equivalents         4,094      10,036

Cash and Cash Equivalents at Beginning of Period        18,922      16,892
                                                      --------    --------
Cash and Cash Equivalents at End of Period            $ 23,016    $ 26,928
                                                      ========    ========




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


 Note C - Inventories
 --------------------

 The components of inventory are as follows ($000):

                                   July 29,  July 30,  January 28,
                                     1995      1994       1995
                                   --------  --------  -----------
 Finished Goods                    $353,586  $309,042   $298,235
 Work in Process                      2,354     5,251      4,193
 Raw Materials and Supplies          13,041    16,590     19,601
                                   --------  --------   --------
                                   $368,981  $330,883   $322,029
                                   ========  ========   ========

 During fiscal 1995, inventory quantities will be reduced at one of the Corporation's divisions, which will result in a liquidation of LIFO inventory layers. On an aftertax basis, the effect of this liquidation is to increase second quarter's net income by $2.4 million.

 Note D - Factory Closing Costs
 ------------------------------

 Included in results from continuing operations for the second quarter of fiscal 1995 is a pretax charge of $14.8 million to provide for the cost of closing the Corporation's five remaining United States footwear manufacturing plants and several related facilities prior to the end of fiscal 1995. Approximately 2,400 factory positions will be eliminated and the Corporation's headquarters support staff will be reduced by 60 positions. The cost of termination benefits included in cost of sales is $8.1 million and an additional amount of termination benefits of $.5 million is included in selling and administrative expense. Costs to liquidate raw material inventories of $2.0 million were also included in cost of sales. The estimated asset writeoffs associated with the closings of $4.2 million is included in other expense. This charge, net of the related tax benefit, resulted in a reduction in earnings from continuing operations of $9.6 million, or $.55 per share, for the second quarter of fiscal 1995.


 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 -------------------------------------------------

 Results of Operations
 ---------------------

 Quarter ended July 29, 1995 compared to the Quarter ended July 30, 1994
 -----------------------------------------------------------------------

 Consolidated net sales for the second quarter ended July 29, 1995, were $342.9 million, a decrease of 3% from last year's second quarter.

 A loss from continuing operations of $8.4 million for the second quarter of 1995 compares to earnings of $7.5 million last year.

 The net loss of $8.4 million for the second quarter of 1995 compares to earnings of $7.4 million last year. Last year's net earnings figure reflects aftertax losses from discontinued operations of $.1 million. The 1995 loss includes an aftertax charge of $9.6 million to provide for the costs of the planned closing of the Corporation's five remaining domestic manufacturing facilities. The closure costs include inventory writedowns, factory asset writeoffs associated with factory buildings and machinery, and severance and benefit costs. Offsetting these costs in part, the Corporation also recorded an aftertax credit of $2.4 million from the liquidation of LIFO inventories, as described previously.

 Sales from the footwear retailing operations increased 19% from the second quarter of 1994. Famous Footwear's sales increased 27% due to a same-store increase of 2% and 164 more units in operation. The Canadian retailing operation's sales also showed improvement, posting an increase of 9% with a same-store increase of 4%. Naturalizer stores' sales decreased 2% over last year's second quarter, reflecting same-store sales gains of 3% and a net decrease of 29 units.

 Sales from footwear wholesaling activities decreased 29% over the same period last year. Pagoda's sales decreased 31% and Brown Shoe's decreased 27%. The decline was due to weakness in the Corporation's retail customers' business, the sale of the men's business in June 1994, and decreases in shipments of Connie branded footwear.

 Gross profit as a percent of sales decreased to 34.0% from 35.1% for the same period last year. Retailing footwear activities experienced a decrease in gross profit as a percent of sales of 2.5% and wholesale margins decreased by 4.9%. The overall gross profit and wholesale gross profit were negatively impacted by the charges recorded to close the remaining manufacturing facilities.

 Selling and administrative expenses as a percentage of sales increased to 35.4% from 30.8%, primarily due to reduced sales levels at the wholesale operations and to costs associated with the rapid expansion at Famous Footwear.

 Other expense for the second quarter of 1995 was $4.0 million compared to income of $.7 million for the same period last year. Royalty income for 1995 was equal to last year but was offset by the expenses for the closing of the remaining manufacturing facilities.


 Year-to-Date 1995 compared to Year-to-Date 1994
 -----------------------------------------------

 Consolidated net sales of $700.3 million were 3% lower than the first six months of last year.

 The loss from continuing operations of $12.8 million for the first six months of 1995 compares to earnings of $14.9 million last year. Fiscal 1995 includes a charge for plant closures previously discussed, which was partially offset by an aftertax credit of $2.4 million from the projected liquidation of LIFO inventories.

 The loss for the first six months of 1995 was $12.8 million compared to earnings of $15.4 million for the same period last year. Last year's net earnings reflect aftertax earnings from discontinued operations of $.5 million.

 Sales in the footwear retailing operations increased 15% compared to the first six months of last year. Sales at Famous Footwear increased 24%, while decreasing .6% on a same-store basis. There were 797 Famous Footwear stores in operation at the end of the second quarter, 164 more than at the same time last year. The Canadian retailing operation's sales also improved, increasing by 5%, including a same-store increase of 1%. The Naturalizer retailing operation's sales declined 9%, including a same-store decrease of 4%.

 Sales from footwear wholesaling activities decreased by 23%. Pagoda's sales decreased 18% and Brown Shoe's decreased 33%. The declines were primarily due to weakness in the Corporation's retail customers' businesses, the sale of the men's business, and decreased shipments of Connie branded footwear.

 Gross profit as a percentage of sales decreased to 33.8% from 34.8% for the same period last year. Retailing footwear activities experienced a decrease in gross profit as a percent of sales of 2.2%, with wholesale margins decreasing by 3.5%. The overall gross profit and wholesale gross profit were negatively impacted by the charges recorded to close the remaining manufacturing facilities.

 Selling and administrative expenses as a percentage of sales increased to 35.0% from 30.5% for the same period in 1994, primarily due to reduced sales levels at the wholesale operations and to costs associated with the rapid expansion and lower same-store sales of Famous Footwear.

 Other income/expense is a net expense of $3.4 million in the first six months of 1995 compared to income of $1.1 million in the same period last year. The income in 1994 consisted primarily of royalty income. In 1995, royalty income equaled 1994's amount but was offset by the expenses associated with the planned closing of the domestic manufacturing facilities.

 Fiscal 1995 Second Half Outlook
 -------------------------------

 Although retail conditions improved slightly in the second quarter, they were still well below historic levels for this time, and early back-to-school business has been disappointing. The second half is a seasonally stronger period for the Corporation. The orders now in hand are expected to lead to higher wholesale shipments for Brown Shoe Company and Pagoda in the second half, and back-to-school is the strongest sales and earnings season for Famous Footwear. In August, Brown Group earned slightly more than $5 million and expects to report solid profitability in the third quarter and in the second half.


 Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:

                                      July 29,  July 30,   January 28,
                                        1995      1994        1995
                                      --------  --------   -----------
 Working Capital (millions)           $161.9    $242.8      $259.2

 Current Ratio                           1.4       1.7         2.2

 Total Debt as a Percentage of
    Total Capitalization               47.4%     51.1%       41.4%

 Net Debt (Total Debt less Cash and
    Cash Equivalents) as a Percentage
    of Total Capitalization            44.3%     48.2%       38.7%

 Cash flow from operating activities of continuing operations for the first six months of fiscal 1995 was $21.9 million less than in the first six months of 1994. The decrease was primarily the result of lower earnings and increased inventories at Famous Footwear, partially offset by lower accounts receivable at Brown Shoe and Pagoda and higher accounts payable.

 Financing activities in the first six months of fiscal 1995 reflect an increase in notes payable which is due primarily to lower earnings and growth at Famous Footwear. In the first six months of 1994, the Corporation was able to reduce total debt with proceeds from the sale of assets from the discontinued leased department business.

 Subsequent to the end of the second quarter, in view of prevailing business conditions, the Board of Directors at their September 7, 1995 meeting, reduced the regular quarterly dividend to 25 cents per share from the previous level of 40 cents per share.

 The decrease in the ratio of total debt as a percentage of total capitalization at July 29, 1995, compared to the end of the second quarter in 1994, is due primarily to the Corporation paying down short-term debt in the third and fourth quarters of fiscal 1994 with additional cash flow generated from discontinued operations. The decrease in the current ratio is due primarily to approximately $75 million of long-term debt becoming current in the first quarter of 1995. The Corporation's financial condition and debt to capitalization ratios provide additional borrowing capacity, if needed.


                   PART II - OTHER INFORMATION
                   ---------------------------


 Item 1 - Legal Proceedings
 --------------------------

    There have been no material developments during the quarter ended July 29, 1995, in the legal proceedings described in the Corporation's Form 10-K for the period ended January 28, 1995.


 Item 6 - Exhibits and Reports on Form 8-K
 -----------------------------------------

   (a)  Listing of Exhibits

         (11)  Computation of Earnings Per Share (Page 10)
         (27)  Financial Data Schedule (Page 11)

   (b)  Reports on 8-K

         There were no reports on Form 8-K for the quarter ended
         July 29, 1995.


                           SIGNATURES
                           ----------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BROWN GROUP, INC.


 Date: September 12, 1995                      /s/ Harry E. Rich
 ------------------------               -------------------------------
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer

                                                                EXHIBIT 11
                        PART II - OTHER INFORMATION
                     COMPUTATION OF EARNINGS PER SHARE
                             BROWN GROUP, INC.

(Thousands, except per share)

                                               Three Months Ended    Six Months Ended
                                               -------------------  -------------------
                                               July 29,   July 30,  July 29,   July 30,
                                                 1995       1994      1995       1994
                                               --------   --------  --------   --------
PRIMARY
Weighted average shares outstanding              17,578    17,543     17,593     17,497

Net effect of dilutive stock options
   based on the treasury stock method
   using average market price                         1       116         13        113
                                               --------   -------   --------   --------
      TOTAL                                      17,579    17,659     17,606     17,610
                                               ========   =======   ========   ========

Earnings (loss) from continuing operations     $ (8,381)  $ 7,533   $(12,792)  $ 14,867
Discontinued operations                               -       (92)         -        505
                                               --------   -------   --------   --------
Net earnings (loss)                            $ (8,381)  $ 7,441   $(12,792)  $ 15,372
                                               ========   =======   ========   ========
Earnings (loss) per share from
   continuing operations                       $   (.48)  $   .43   $   (.73)  $    .85
Discontinued operations                               -      (.01)        -        .02
                                               --------   -------   --------   --------
Net earnings (loss) per share (1)              $   (.48)  $   .42   $   (.73)  $    .87
                                               ========   =======   ========   ========
FULLY DILUTED

Weighted average shares outstanding              17,578    17,543     17,593     17,497

Net effect of dilutive stock options
   based on the treasury stock method
   using the period-end market price,
   if higher than the average market price            1       116         40        120
                                               --------   -------   --------   --------
      TOTAL                                      17,579    17,659     17,633     17,617
                                               ========   =======   ========   ========

Earnings (loss) from continuing operations     $ (8,381)  $ 7,533   $(12,792)  $ 14,867
Discontinued operations                               -       (92)         -        505
                                               --------   -------   --------   --------
Net earnings (loss)                            $ (8,381)  $ 7,441   $(12,792)  $ 15,372
                                               ========   =======   ========   ========
Earnings (loss) per share from
   continuing operations                       $   (.48)  $   .43   $   (.73)  $    .85
Discontinued operations                               -      (.01)         -        .02
                                               --------   -------   --------   --------
Net earnings (loss) per share (1)              $   (.48)  $   .42   $   (.73)  $    .87
                                               ========   =======   ========   ========

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share because dilution was less than 3% and not material.