Form 10-Q
period 1995-10-28
BROWN GROUP INC
filed 1995-12-08
CIK 14707

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   October 28, 1995

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

   As of November 25, 1995, 17,932,477 shares of the registrant's common stock were outstanding.

                            BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)
                                             (Unaudited)
                                        October 28,  October 29,   January 28,
                                           1995         1994          1995
                                        -----------  -----------   -----------
ASSETS
Current Assets
  Cash and Cash Equivalents              $ 28,662    $  31,382     $  18,922
  Receivables, net of allowances of
    $10,880 at October 28, 1995,
    $11,361 at October 29, 1994, and
    $11,664 at January 28, 1995            94,420      115,271        98,079
  Inventories (net of adjustment to
    last-in, first-out cost of
    $29,682 at October 28, 1995,
    $37,351 at October 29, 1994, and
    $37,286 at January 28, 1995)          356,340      322,901       322,029
  Net Current Assets of Discontinued
    Operations                                  -         (429)            -
  Other Current Assets                     47,907       60,978        39,930
                                         --------    ---------     ---------
    Total Current Assets                  527,329      530,103       478,960

Property, Plant and Equipment             213,895      199,818       203,227
  Less allowances for depreciation
    and amortization                     (119,111)    (105,930)     (110,323)
                                         --------    ---------     ---------
                                           94,784       93,888        92,904
Net Noncurrent Assets of
  Discontinued Operations                       -        1,739             -
Other Assets                               64,447       58,908        64,651
                                         --------    ---------     ---------
                                         $686,560    $ 684,638     $ 636,515
                                         ========    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                          $106,500    $  59,450     $  41,085
  Accounts Payable                        106,966       97,261        85,045
  Accrued Expenses                         89,802      102,624        92,231
  Income Taxes                             12,890        6,824          (642)
  Current Maturities of Long-Term Debt      2,756        2,078         2,063
                                         --------    ---------     ---------
      Total Current Liabilities           318,914      268,237       219,782

Long-Term Debt and Capitalized
  Lease Obligations                       107,469      135,214       133,213
Other Liabilities                          29,873       30,324        33,793

Stockholders' Equity
  Common Stock                             67,251       67,437        67,388
  Additional Capital                       46,224       46,537        46,957
  Cumulative Translation Adjustment        (4,367)      (3,221)       (5,556)
  Unamortized Value of Restricted Stock    (8,027)     (11,468)      (10,878)
  Retained Earnings                       129,223      151,578       151,816
                                         --------    ---------     ---------
                                          230,304      250,863       249,727
                                         --------    ---------     ---------
                                         $686,560    $ 684,638     $ 636,515
                                         ========    =========     =========

See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)
                                     Three Months Ended            Nine Months Ended
                                  October 28,   October 29,    October 28,    October 29,
                                     1995          1994           1995           1994
                                  -----------   -----------    -----------    -----------
Net Sales                         $406,921      $406,934       $1,107,224     $1,129,422

Cost of Goods Sold                 262,912       267,422          726,511        738,649
                                  --------      --------       ----------
Gross Profit                       144,009       139,512          380,713        390,773
                                  --------      --------       ----------     ----------
Selling and Administrative
   Expenses                        125,004       113,315          370,345        334,011
Interest Expense                     3,858         3,988           11,738         12,477
Other (Income) Expense              (2,364)         (844)           1,058         (1,991)
                                  --------      --------       ----------     ----------
Earnings (Loss)from Continuing
   Operations Before Income Taxes   17,511        23,053           (2,428)        46,276

Income Tax                           7,796         8,127              649         16,483
                                  --------      --------       ----------     ----------
Earnings (Loss) from
   Continuing Operations             9,715        14,926           (3,077)        29,793

Earnings (Loss) from Discontinued
   Operations, Net of Taxes              -           777                -          1,282
                                  --------      --------       ----------     ----------
NET EARNINGS (LOSS)               $  9,715      $ 15,703       $   (3,077)    $   31,075
                                  ========      ========       ==========     ==========


NET EARNINGS (LOSS) PER COMMON SHARE:

Continuing Operations             $    .55      $    .85       $     (.17)    $     1.70
Discontinued Operations                  -           .04                -            .07
                                  --------      --------       ----------     ----------
NET EARNINGS (LOSS)
   PER COMMON SHARE               $    .55      $    .89       $     (.17)    $     1.77
                                  ========      ========       ==========     ==========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                  17,584        17,595            17,590        17,530

DIVIDENDS PER COMMON SHARE        $    .25      $    .40       $      1.05    $     1.20
                                  ========      ========       ===========    ==========





See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Thousands)
                                                            Nine Months Ended
                                                        October 28,   October 29,
                                                           1995          1994
                                                        -----------   -----------
Net Cash Provided (Used) by Operating Activities of:
   Continuing operations                                $ 10,110      $ 28,434
   Discontinued operations                                     -          (498)
                                                        --------      --------

Net Cash Provided by Operating Activities                 10,110        27,936

Investing Activities
  Capital expenditures                                   (24,312)      (23,804)
  Proceeds from sales of assets of discontinued
    operations                                                 -       118,519
  Other                                                    2,822           817
                                                        --------      --------
Net Cash Provided (Used) by Investing Activities         (21,490)       95,532

Financing Activities
  Increase/(decrease) in short-term notes payable         40,415       (86,640)
  Principal payments of long-term debt                       (56)       (5,746)
  Dividends paid                                         (18,842)      (21,420)
  Payments for purchase of treasury stock                   (824)            -
  Other                                                      427         4,828
                                                        --------      --------
Net Cash Provided (Used) by Financing Activities          21,120      (108,978)
                                                        --------      --------
Increase in Cash and Cash Equivalents                      9,740        14,490

Cash and Cash Equivalents at Beginning of Period          18,922        16,892
                                                        --------      --------
Cash and Cash Equivalents at End of Period              $ 28,662      $ 31,382
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


 Note C - Inventories
 --------------------

 The components of inventory are as follows ($000):

                                    October 28,   October 29,   January 28,
                                       1995          1994          1995
                                    -----------   -----------   -----------
 Finished Goods                     $339,795      $303,191      $298,235
 Work in Process                       2,193         3,115         4,193
 Raw Materials and Supplies           14,352        16,595        19,601
                                    --------      --------      --------
                                    $356,340      $322,901      $322,029
                                    ========      ========      ========

 During fiscal 1995, inventory quantities will be reduced at one of the Corporation's divisions, which will result in a liquidation of LIFO inventory layers. On an aftertax basis, the effect of this liquidation is to increase third quarter's and year-to-date net income by $3.2 million and $5.6 million, respectively.

 Note D - Contingencies
 ----------------------

 The Corporation has completed remediation efforts at its closed New York tannery and two associated landfills. As such, in September 1995, state environmental authorities reclassified the status of the site to one that has been properly closed and that requires only continued maintenance and monitoring. This change in status has allowed the Corporation to reliably estimate the future liability for monitoring and maintenance based on a specific site plan. Accordingly, in the third quarter of 1995, the estimated liability related to this site of $5.3 million was discounted, using a 6.4% rate, resulting in a $2.0 million reduction in the previously recorded liability of $4.7 million. This increase in third quarter earnings was included in Other (Income) Expense on the Condensed Consolidated Statements of Earnings. The expected payments for the next five years are approximately $.2 million per year with the balance due thereafter. At October 28, 1995, the total accrued environmental liabilities for all sites, including the above discounted liability, total $3.2 million.


 Note E - Long-Term and Short-Term Financing Arrangements
 --------------------------------------------------------

 In October 1995, the Corporation refinanced $50 million of 6.47% unsecured Senior notes due in February 1996 with $50 million of 7.36% unsecured Senior notes. The new debt agreement requires annual payments of $10 million in 1999 through 2003.

 The Corporation also amended certain terms of its $200 million revolving bank Credit Agreement, which will now expire in December 1999. At October 28, 1995, $105.0 million has been borrowed under this agreement. Interest on borrowings under this agreement are at varying rates and at the Corporation's option, based on one of the following: the Eurodollar rate, the competitive bid rate, the First National Bank of Chicago's corporate base rate or the Federal funds rate. A commitment fee of .125% is payable on the unused portion of the agreement.

 The Senior notes and Credit Agreement contain covenants which, among other provisions, require the maintenance of certain financial ratios related to fixed charge coverage and long-term debt-to-capital, establish minimum levels of net worth and working capital, and limit the sale of assets and the level of liens and certain investments.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 -------------------------------------------------

 Results of Operations
 ---------------------

 Quarter ended October 28, 1995 compared to the Quarter ended October 29, 1994
 -----------------------------------------------------------------------------
 Consolidated net sales for the third quarter ended October 28, 1995, were $406.9 million, flat with last year's third quarter.

 Earnings from continuing operations of $9.7 million for the third quarter of 1995 compares to earnings of $14.9 million last year.

 Net earnings of $9.7 million for the third quarter of 1995 compares to net earnings of $15.7 million last year. The 1995 earnings include an aftertax credit of $3.2 million from the liquidation of LIFO inventories associated with the factory closings, which was announced in the second quarter. Last year's net earnings figure reflects aftertax income from discontinued operations of $.8 million.

 Sales from the footwear retailing operations increased 13% from the third quarter of 1994. Famous Footwear's sales increased 19% due to 143 more units in operation with a same-store decrease of 2.7%. The Canadian retailing operation's sales increased 3.0% with a same-store decrease of 1.0%. Naturalizer stores' sales decreased 13.0% over last year's third quarter, reflecting same-store sales loss of 7.2%, excluding sales from close-out locations temporarily opened last year as part of the company restructuring program, and a net decrease of 26 units. These same-store sales decreases reflect the continuing difficult footwear and apparel retail business.

 Sales from footwear wholesaling activities decreased 16% over the same period last year. Pagoda's sales decreased 16% and Brown Shoe's decreased 17%. The decline was due to weakness in the Corporation's retail customers' business and decreases in shipments of branded footwear.

 Gross profit as a percent of sales increased to 35.4% from 34.3% for the same period last year. Retailing footwear activities experienced a decrease in gross profit as a percent of sales of 2.5% due to promotional nature of the current retail environment. Wholesale margins increased by 3.4%. The overall gross profit and wholesale gross profit were positively impacted by the credit recorded from the LIFO liquidation associated with the plant closures announced in the second quarter.

 Selling and administrative expenses as a percentage of sales increased to 30.7% from 27.8%, primarily due to reduced sales levels at the wholesale operations and to costs associated with the rapid expansion at Famous Footwear.

 Other income for the third quarter of 1995 was $2.4 million compared to income of $.8 million for the same period last year. The income in 1994 consisted primarily of royalty income. The increase in other income in 1995 is primarily due to a $2.0 million reduction in the environmental liability related to favorable reclassification of the Corporation's closed tannery site.


 Year-to-Date 1995 compared to Year-to-Date 1994
 -----------------------------------------------
 Consolidated net sales of $1,107.2 million were 2% lower than the first nine months of last year.

 The loss from continuing operations of $3.1 million for the first nine months of 1995 compares to earnings of $29.8 million last year. Fiscal 1995 includes an aftertax charge of $9.6 million for plant closures recorded in the second quarter of fiscal 1995, which was partially offset by an aftertax credit of $5.6 million from the liquidation of LIFO inventories.

 The net loss for the first nine months of 1995 was $3.1 million compared to net earnings of $31.1 million for the same period last year. Last year's net earnings reflect aftertax earnings from discontinued operations of $1.3 million.

 Sales in the footwear retailing operations increased 14% compared to the first nine months of last year. Sales at Famous Footwear increased 22%, while decreasing 1.4% on a same-store basis. There were 820 Famous Footwear stores in operation at the end of the third quarter, 143 more than at the same time last year. The Canadian retailing operation's sales improved, increasing by 4%, including a same-store increase of .3%. The Naturalizer retailing operation's sales declined 10%, including a same-store decrease of 5.4%. At the end of the third quarter, there were 321 Naturalizer stores in operation, 26 less than in 1994. These same-store sales decreases reflect the difficult footwear and apparel retail business.

 Sales from footwear wholesaling activities decreased by 20%. Pagoda's sales decreased 17% and Brown Shoe's decreased 28%. The declines were primarily due to weakness in the Corporation's retail customers' businesses, the sale of the men's business, and decreased shipments of branded footwear.

 Gross profit as a percentage of sales decreased to 34.4% from 34.6% for the same period last year. Retailing footwear activities experienced a decrease in gross profit as a percent of sales of 2.3% due to the promotional nature of the current retail environment. Wholesale margins decreased by 1.2%. The overall gross profit and wholesale gross profit were negatively impacted by the charges recorded to close the remaining manufacturing facilities in the second quarter of $10.1 million partially offset by a year-to-date $8.6 million LIFO credit from the liquidation of manufactured inventories of $8.6 million.

 Selling and administrative expenses as a percentage of sales increased to 33.4% from 29.6% for the same period in 1994, primarily due to reduced sales levels at the wholesale operations and to costs associated with the rapid expansion and lower same-store sales of Famous Footwear.

 Other (income) expense is a net expense of $1.1 million in the first nine months of 1995 compared to income of $2.0 million in the same period last year. The income in 1994 consisted primarily of royalty income. In 1995, royalty income, in addition to a $2.0 million credit related to the Corporation's environmental liability, was more than offset by a $4.3 million charge related to factory closures.


 Fiscal 1995 Fourth Quarter Outlook
 ----------------------------------
 Retail sales of footwear and apparel have been poor for most of 1995, particularly in the discount arena where Famous Footwear competes. We expect this to continue. With our tight cost control and the structural changes we have made, Brown Group plans to operate profitably in the fourth quarter.

 Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:

                                      October 28,   October 29,   January 28,
                                         1995          1994          1995
                                      -----------   -----------   -----------
 Working Capital (millions)           $208.4        $261.9        $259.2

 Current Ratio                           1.7           2.0           2.2

 Total Debt as a Percentage of
    Total Capitalization               48.5%         44.0%         41.4%

 Net Debt (Total Debt less Cash and
    Cash Equivalents) as a Percentage
    of Total Capitalization            45.0%         39.7%         38.7%

 Cash flow from operating activities of continuing operations for the first nine months of fiscal 1995 was $17.8 million less than in the first nine months of 1994. The decrease was primarily the result of lower earnings and increased inventories at Famous Footwear, partially offset by reduced restructuring reserve usage and lower accounts receivable at Brown and Pagoda.

 Financing activities in the first nine months of fiscal 1995 reflect an increase in notes payable which is due primarily to lower earnings and additional investment in Famous Footwear. In the first nine months of 1994, the corporation was able to reduce total debt with proceeds from the sale of assets from the discontinued leased department and Cloth World businesses.

 In October 1995, the Corporation refinanced $50 million of 6.47% unsecured Senior notes due in February 1996 with $50 million of 7.36% unsecured Senior notes. The new debt agreement requires annual principal payments of $10 million in 1999 through 2003.

 In addition, the Corporation amended certain terms of its $200 million revolving bank Credit Agreement, which will now expire in 1999. At October 28, 1995, $105.0 million has been borrowed under this agreement. Interest on borrowings under this Agreement are at varying rates, and at the Corporation's option, based on the Eurodollar rate, the competitive bid rate, the First National Bank of Chicago's corporate base rate, or the Federal funds rate. A commitment fee of .125% is payable on the unused portion of the Agreement.

 The Senior notes and the Credit Agreement contain covenants which, among other provisions, require the maintenance of certain financial ratios related to fixed charge coverage and long-term debt-to-capital, establish minimum levels of net worth and working capital, and limit the sale of assets and the level of liens and certain investments.

 The increase in the ratio of total debt as a percentage of total capitalization at October 28, 1995 compared to the end of the third quarter in 1994, is due primarily to the lower earnings and additional investment in Famous Footwear in 1995 and the Corporation paying down short-term debt in the third quarter of fiscal 1994 with additional cash flow generated from discontinued operations. The current ratio decreased to 1.7 to 1 from 2.0 to 1 at the end of 1994. The decline was due to lower earnings and additonal investment in Famous Footwear.

 In September 1995, the Corporation's long-term debt rating was downgraded to Baa3 by Moody's Investors Service and to BB+ by Standard & Poor's Corporation. The Corporation's commercial paper rating was also downgraded to Prime-3 by Moody's and to B by Standard & Poor's.

 At the end of the second quarter, in view of prevailing business conditions, the Board of Directors at their September 7, 1995 meeting, reduced the regular quarterly dividend to 25 cents per share from the previous level of 40 cents per share.

                       PART II - OTHER INFORMATION
                       ---------------------------

 Item 1 - Legal Proceedings
 --------------------------
    There have been no material developments during the quarter ended October 28, 1995, in the legal proceedings described in the Corporation's Form 10-K for the period ended January 28, 1995.

 Item 6 - Exhibits and Reports on Form 8-K
 -----------------------------------------

    (a) Listing of Exhibits

          (11)  Computation of Earnings Per Share (Page 11)
          (27)  Financial Data Schedule (Page 12)

    (b) Reports on 8-K

          There were no reports on Form 8-K for the quarter ended
          October 28, 1995.


                           SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BROWN GROUP, INC.

 Date:  December 8, 1995                        /s/ Harry E. Rich
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer

                                                               EXHIBIT 11
                        PART II - OTHER INFORMATION

                     COMPUTATION OF EARNINGS PER SHARE

                             BROWN GROUP, INC.
(Thousands, except per share)

                                                 Three Months Ended            Nine Months Ended
                                              October 28,   October 29,   October 28,    October 29,
                                                 1995          1994          1995           1994
                                              -----------   -----------   -----------    -----------
PRIMARY
Weighted average shares outstanding             17,584         17,595        17,590         17,530

Net effect of dilutive stock options
   based on the treasury stock method
   using average market price                         -            79             9            102
                                              --------      ---------     ---------      ---------
      TOTAL                                     17,584         17,674        17,599         17,632
                                              ========      =========     =========      =========

Earnings (loss) from continuing operations    $  9,715      $  14,926     $  (3,077)     $  29,793
Discontinued operations                              -            777             -          1,282
                                              --------      ---------     ---------      ---------
Net earnings (loss)                           $  9,715      $  15,703     $  (3,077)     $  31,075
                                              ========      =========     =========      =========
Earnings (loss) per share from
   continuing operations                      $    .55      $     .85     $    (.17)     $    1.70
Discontinued operations                              -            .04             -            .07
                                              --------      ---------     ---------      ---------
Net earnings (loss) per share (1)             $    .55      $     .89 $        (.17)     $    1.77
                                              ========      =========     =========      =========
FULLY DILUTED
Weighted average shares outstanding             17,584         17,595        17,590         17,530

Net effect of dilutive stock options
   based on the treasury stock method
   using the period-end market price,
   if higher than the average market price           -             79            29            110
                                              --------      ---------     ---------      ---------
      TOTAL                                     17,584         17,674        17,619         17,640
                                              ========      =========     =========      =========

Earnings (loss) from continuing operations    $  9,715      $  14,926     $  (3,077)     $  29,793
Discontinued operations                              -            777             -          1,282
                                              --------      ---------     ---------      ---------
Net earnings (loss)                           $  9,715      $  15,703     $  (3,077)     $  31,075
                                              ========      =========     =========      =========
Earnings (loss) per share from
   continuing operations                      $    .55      $     .85     $    (.17)     $    1.70
Discontinued operations                              -            .04             -            .07
                                              --------      ---------     ---------      ---------
Net earnings (loss) per share (1)             $    .55      $     .89     $    (.17)     $    1.77
                                              ========      =========     =========      =========

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share because dilution was less than 3% and not material.