Form 10-K405
period 1996-02-03
BROWN GROUP INC
filed 1996-04-19
CIK 14707

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             1995 FORM 10-K

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

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
         Title of each class                     which registered
- --------------------------------------       -------------------------
Common Stock - par value $3.75 a share       New York Stock Exchange
  with Common Stock Purchase Rights          Chicago Stock Exchange

7-3/8 % Sinking Fund Debentures due          New York Stock Exchange
  January 15, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

As of April 6, 1996, 17,926,402 common shares were outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $262 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended February 3, 1996, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held May 23, 1996, are incorporated by reference into Part III.

                              PART I

ITEM 1 - BUSINESS
- -----------------

    The Corporation, founded in 1878 and incorporated in 1913, operates in the Footwear industry. Current activities include the operation of retail shoe stores and importing, foreign sourcing, and marketing of women's, men's and children's footwear. During 1995, footwear sales were approximately 61% women's, 24% men's and 15% children's. This composition has remained relatively constant over the past few years. Approximately 62% of 1995 footwear sales were made at retail compared to 54% in 1994 and 52% in 1993. The trend of increasing retail sales as a percentage of total sales will flatten in 1996 as the Corporation slows the growth of Famous Footwear, a retail chain of branded discount shoe stores. During 1995, the Corporation closed its remaining five shoe factories in the United States and now is operating two shoe factories, both located in Canada. In prior years, the Corporation conducted business in the Footwear and Specialty Retailing industry segments. The Specialty Retailing segment, which comprised a chain of retail fabric stores, was sold in the third quarter of fiscal 1994. See
Note 6 of Notes to Consolidated Financial Statements on page 28 of the Annual Report to Shareholders for the year ended February 3, 1996, which is incorporated herein by reference, for additional information regarding the Corporation's business segment and operations by geographic area.


Retail Operations
- -----------------

   The Corporation's retail footwear operations comprise a large number of retail footwear stores in the United States and Canada. The stores operate under various names including: Famous Footwear, Naturalizer and F.X. LaSalle. Fiscal year 1994 and 1993 operations also included Connie and Regal retail stores, which were closed during fiscal 1994 as part of the restructuring initiatives announced in January 1994. A portion of the retail sales carries Corporate owned and licensed brand names with the footwear manufactured under contract to its specifications primarily by foreign suppliers.

   In retail sales of footwear, the Corporation competes in a highly fragmented market with many organizations of various sizes operating retail shoe stores and departments. Competitors include local, regional and national shoe store chains, department stores, discount stores and numerous independent retail operators of various sizes. Customer service, store location, product display, merchandise selection and pricing are important components of retail competition.

   A summary of retail footwear stores operated by the Corporation at the prior five fiscal year-ends is as follows:

 -----------------

               Company-Owned Retail Footwear Stores

                                     1991    1992    1993    1994    1995
                                     ----    ----    ----    ----    ----
Naturalizer
   Stores selling the Naturalizer
   and NaturalSport brands of
   women's footwear; located in
   major malls and shopping centers
   throughout the U.S. and Canada.     457     431     450     418     409
Famous Footwear
   Family footwear stores which
   feature "brand names for less";
   located in strip centers and
   regional and outlet malls.          353     477     567     722     814
F. X. LaSalle
   Stores selling men's and women's
   branded footwear in major malls
   in Canada.                           14      14      15      14      15
Connie
   Stores selling Connie and other
   branded women's footwear.           119     106      81       0       0
Regal/Castleby
   Men's footwear stores.               75      65      35       0       0
Other Family Footwear Stores
   Selling men's, women's and
   children's footwear.                 71       4       4       4       3
                                     -----   -----   -----   -----   -----
   Total                             1,089   1,097   1,152   1,158   1,241
                                     =====   =====   =====   =====   =====

Wholesale Operations
- --------------------

   Footwear is distributed by the Corporation's marketing, importing and foreign sourcing operations to approximately 8,400 retailers, including department stores, mass merchandisers, and independent retailers in the United States, Canada, Europe, South America, and the Far East; athletic footwear distributors and retailers in Europe and South America; and to affiliates. Most of these customers also sell shoes bought from competing footwear suppliers. Wholesale footwear sales carry Corporate brand names, brand names licensed by the Corporation, and private label footwear produced under contract to its specifications primarily by foreign suppliers. Products sold under license agreements, such as with Schering-Plough HealthCare Products, Inc. and The Walt Disney Company, were responsible for approximately 13%, 17%, and 13% in 1995, 1994, and 1993, respectively, of total sales. The Corporation competes with both domestic manufacturers and importers of foreign-produced footwear.

   Foreign sourced footwear accounts for the vast majority of all footwear sold in the United States. Through the sourcing activities of its Pagoda organization, the Corporation is a leading supplier of imported footwear. This organization sources a wide variety of footwear, primarily from China and to a lesser extent other Far Eastern countries, Brazil and Italy, for other Brown Group divisions and for outside customers, which primarily consist of large discount store operations. During 1995, this operation was responsible for sourcing approximately 70 million pairs of shoes. These sourcing activities include coordination of the styling, production and shipment of footwear produced for the Corporation by independent footwear manufacturers in foreign countries. Pagoda's sourcing capabilities are diverse and include a number of

 -----------------

countries of origin and manufacturing facilities.   Production can be shifted
from country to country.

   The Corporation's Brown Shoe Company closed its five remaining United States manufacturing plants and related facilities during 1995. The loss of footwear production caused by the domestic plant closings will be made up by an increase in sourcing from the Corporation's Pagoda organization.

   During 1995, the Corporation purchased the Larry Stuart Collection branded footwear business and the Le Coq Sportif athletic shoe brand. The total cost of these acquisitions was approximately $10 million.

   The nature of the Corporation's wholesale shoe business is such that it does not have a significant backlog of non-cancelable orders. Orders for shoes are solicited by the Corporation's sales force primarily during two selling seasons in each year, spring and fall. Orders placed as a result of these sales efforts are taken before the shoes are sourced with delivery generally within three to four months thereafter. Footwear is sold to wholesale customers on both a first-cost and landed basis. First-cost sales are those sales in which the Corporation obtains title to footwear from its overseas suppliers and typically relinquishes title to customers at a designated overseas port. Landed sales are those sales in which the Corporation obtains title to footwear from its overseas suppliers, imports the footwear and relinquishes title to customers after customs formalities have been satisfied. The Corporation maintains a stock of the higher volume styles which are available for prompt shipment on reorder.

   The Corporation's marketing and promotional efforts are carried out through a number of avenues. The footwear wholesaling group maintains a sales force that visits customers periodically, presents its footwear at trade shows, and advertises in trade magazines and publications. In addition, direct advertising to consumers is carried out through use of print and electronic media, sponsoring of certain sporting events and in-store presentations and demonstrations. The footwear retailing organization advertises its products in the print and electronic media, as well as with in-store displays and promotions.

   Due to the seasonal nature of retail sales of shoes, the Corporation experiences fluctuations in the components of working capital. Retail footwear sales are seasonal with significant increases in sales experienced in the spring, back-to-school and Christmas periods.

     The major brand names of the Corporation's footwear include the following:

Women's:     Air Step
             Brittania (under license from Brittania Sportswear, Ltd.)
             Connie
             DeLiso
             Dr. Scholl's (under license from Schering-Plough HealthCare
               Products, Inc. and Scholl Latin America Ltd.)
             Fanfares

 -----------------

Women's: Jordache (under license from Jordache Enterprises, Inc.) Larry Stuart Collection
             Le Coq Sportif
             LS Studio
             Life Stride
             Maserati
             Melange
             Mickey Unlimited (under license from The Walt Disney Company) Naturalizer
             NaturalSport
             Nature Sole
             Night Life
             Penalo
             Penn (under license from Penn Racquet Sports)
             Revelations

Men's:       Brittania (under license from Brittania Sportswear, Ltd.)
             Cedar Trail
             Dr. Scholl's (under license from Schering-Plough HealthCare
               Products, Inc. and Scholl Latin America Ltd.)
             Le Coq Sportif
             Penn (under license from Penn Racquet Sports)
             Regal
             Remington (under license from Remington Arms Company, Inc.)
             U.S. 101
             UnionBay (under license from Seattle Pacific Industries, Inc.)

Children's:  Barbie for Girls (under license from Mattel, Inc.)
             Buster Brown
             Candie's (under license from Candie's, Inc.)
             Casper (under license from MCA/Universal Merchandising, Inc.) 101 Dalmatians (under license from The Walt Disney Company) Disney Babies (under license from The Walt Disney Company) Fanfares
             The Flintstones (under license from MCA/Universal Merchandising,
               Inc. and Turner Home Entertainment)
             G. I. Joe (under license from Hasbro, Inc.)
             Hello Kitty (under license from Sanrio, Inc.)
             The Hunchback of Notre Dame (under license from The Walt Disney
               Company)
             Jordache (under license from Jordache Enterprises, Inc.)
             Kazaam (under license from Interscope Communications, Inc.)
             The Lion King (under license from The Walt Disney Company) Mickey & Co. (Under license from The Walt Disney Company) Mickey's Stuff for Kids (under license from The Walt Disney
               Company)
             Nerf (under license from Hasbro, Inc.)
             Playskool (under license from Hasbro, Inc.)
             Pocahontas (under license from The Walt Disney Company) Remington (under license from Remington Arms Company, Inc.) Sailor Moon (under license from DIC Entertainment, L.P.)
             That's Donald (under license from The Walt Disney Company)
             Tonka (under license from Hasbro, Inc.)
             UnionBay (under license from Seattle Pacific Industries, Inc.) Wildcats
             YDS (under license from Schering-Plough HealthCare
               Products, Inc.)

 -----------------

Discontinued Operations
- -----------------------

     On October 2, 1994, the Corporation sold its Cloth World chain of fabric stores to Fabri-Centers of America, Inc. This business involved the operation of approximately 340 retail stores selling fabrics and sewing accessories. It was acquired by the Corporation in 1970. In addition to the Cloth World sale, the Corporation announced a formal plan to close the Maryland Square catalog operation. The closure of this business was substantially completed in the fourth quarter of fiscal 1994.

     In 1994, the Corporation completed its withdrawal from the Wohl Leased Shoe Department business, which was announced in the fourth quarter of fiscal 1993. This business involved the management of more than 500 shoe departments in department stores primarily on the West Coast and in the Midwest.

     See pages 17 and 25 of the Annual Report to Shareholders for the year ended February 3, 1996, which is incorporated herein by reference, for a discussion of the financial impact of the Discontinued Operations on the Corporation.


Restructuring
- -------------

     The restructuring initiatives announced in January 1994 resulted in five plants and more than 150 Naturalizer, Connie and Regal retail stores being closed. In addition, Brown Shoe Company's men's shoe business was sold, and substantial consolidation of Pagoda and Brown Shoe Company administrative operations was achieved. See pages 16 and 25 of the Annual Report to Shareholders for the year ended February 3, 1996, which is incorporated herein by reference, for a discussion of the financial impact of the restructuring on the Corporation.


Corporate-wide Business Influence
- ---------------------------------

     The Corporation is involved in environmental remediation and ongoing compliance at several sites. The Corporation has completed remediation efforts at its closed New York tannery and two associated landfills and is now only required to monitor and maintain these properties. At an owned factory that is currently leased to another party, the Corporation is involved in remediation at the property. In addition, the Corporation has been identified by various governmental authorities as a potentially responsible party at certain other landfills. See pages 18 and 32 of the Annual Report to Shareholders for the year ended February 3, 1996, which is incorporated herein by reference, for a discussion of the financial statement impact of environmental issues on the Corporation. Federal, State, and local provisions for environmental protection have not had, nor are they anticipated to have, a material effect on the Corporation's capital expenditures or competitive position.

     The Corporation sources and sells certain patented items but does not consider its business to be dependent on patents.

 ---------------

     From time to time the Corporation investigates and negotiates for the possible acquisition of other businesses and operations; but at this time, there are no agreements or understandings for acquisition of any significant subsidiaries.

     The Corporation has approximately 11,000 full and part-time employees. Approximately 130 employees engaged in the warehousing of footwear are employed under a union contract, which is due to expire in August 1996.


ITEM 2 - PROPERTIES
- -------------------

     The principal executive, sales and administrative offices of the Corporation are located in Clayton (St. Louis), Missouri, and consist of an owned complex of two adjoining office buildings.

     The Corporation's wholesale footwear operations are carried out at two warehouses located in Missouri and two manufacturing and one warehouse facility located in Ontario, Canada. All of the facilities are owned or subject to long-term capital leases. Five manufacturing plants and related facilities were closed in fiscal 1995 and five manufacturing plants were closed in fiscal 1994.

     The Corporation's retail footwear operations are conducted throughout the United States and Canada and involve the operation of 1,241 shoe stores, including 114 in Canada. All store locations are leased with more than half having renewal options. In addition, Famous Footwear has leased office space, a leased 750,000 square foot distribution center, including a mezzanine level, in Madison, Wisconsin, and a leased 800,000 square foot distribution center, including mezzanine levels, in Lebanon, Tennessee, which began operations in November 1995. The new distribution center will initially service stores in the Southeast United States.


ITEM 3 - LEGAL PROCEEDINGS
- --------------------------

     The Corporation is a party to several uninsured lawsuits arising in the ordinary course of business. While the Corporation is unable to predict the ultimate outcome of these actions, it believes that their final resolution will not result in any materially adverse effect on the Corporation's financial position.

     In January 1995, the U.S. Tax Court issued a judgment in favor of the Internal Revenue Service related to an assessment on a portion of the Corporation's unremitted foreign earnings. This judgment was reversed by an Appeals Court ruling in fiscal 1995. The Internal Revenue Service has appealed the most recent ruling but the Corporation believes it will prevail. The potential financial impact on the Corporation is discussed on pages 15 and 28 of the Annual Report to Shareholders for the year ended February 3, 1996, which is incorporated herein by reference.

     The Corporation is working with Federal and various State Environmental Protection Agencies to resolve clean-up issues at several sites. The potential financial impact on the Corporation is discussed on pages 18 and 32 of the Annual Report to Shareholders for the year ended February 3, 1996, which is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 ------------------------------------------------------------

     No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     The following is a list of the names and ages of the executive officers of the registrant and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire May, 1996.

Name                     Age  Current Position
- ----                     ---  ----------------

B. A. Bridgewater, Jr.    62  Chairman of the Board, President, Chief
                              Executive Officer and Chairman of the
                              Executive Committee

Brian C. Cook             56  Vice President, Footwear Retailing and
                              President, Famous Footwear

Ronald N. Durchfort       42  President, Pagoda International

Ronald A. Fromm           45  Executive Vice President, Famous Footwear

Robert D. Pickle          58  Vice President, General Counsel and
                              Corporate Secretary

Gary M. Rich              45  President, Pagoda U.S.A.

Harry E. Rich             56  Director, Executive Vice President,
                              Chief Financial Officer and Member of the
                              Executive Committee

James M. Roe              50  Senior Vice President, Sales and Operations,
                              Famous Footwear

Andrew M. Rosen           45  Vice President and Treasurer

Richard C. Schumacher     48  Vice President and Controller

David H. Schwartz         51  President, Pagoda Trading

Mary S. Siverts           36  Vice President, Public Affairs

Thomas A. Williams        47  Vice President, Footwear Wholesaling;
                              President, Brown Shoe Company; and Chairman,
                              Pagoda

E. Lee Wyatt, Jr.         43  Senior Vice President, Finance and
                              Administration, Brown Shoe Company and Pagoda

George J. Zelinsky        47  Senior Vice President and General Merchandise
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

David H. Schwartz, President, Pagoda Trading since February 1996. President, Men's, Athletic and Children's Divisions from March 1995 to February 1996. President, Marathon Division, Pagoda from March 1981 to March 1995.

Mary S. Siverts, Vice President, Public Affairs since September 1993. Director of Public Relations from 1988 to 1993.

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

 ------------------------------------

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

                             PART II
                              -------

ITEM 5 -MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED SHAREHOLDER MATTERS
        -----------------------------------------

   Common Stock market prices and dividends on page 35 of the Annual Report to Shareholders and the number of shareholders of record on page 37 of the Annual Report to Shareholders for the year ended February 3, 1996, are incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA
- --------------------------------

   Selected Financial Data on page 19 of the Annual Report to Shareholders for the year ended February 3, 1996, is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------

   Management's Discussion and Analysis of Operations and Financial
Condition on pages 14 through 18 of the Annual Report to Shareholders for the year ended February 3, 1996, is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

   The consolidated financial statements of the Corporation and its subsidiaries on pages 20 through 34, and the supplementary financial information on page 35 of the Annual Report to Shareholders for the year ended February 3, 1996, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ------------------------------------------------------

   None.

                             PART III
                              --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

   Information regarding Directors of the Corporation on pages 3 through 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held
May 23, 1996, is incorporated herein by reference. Information regarding Executive Officers of the Corporation is included in Part I of this Form 10-K following Item 4.


ITEM 11 - EXECUTIVE COMPENSATION
- --------------------------------

   Information regarding Executive Compensation on pages 12 through 18 and 22 through 24 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 1996, is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

   Security Holdings of Directors and Management on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 1996, is incorporated herein by reference.


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

      (ii) Bylaws of the Corporation as amended through January 11, 1996, filed, herewith.

    4.(a) Rights Agreement dated as of March 7, 1996 between the Corporation and Boatmen's Trust Company, which includes as Exhibit A the form of Rights Certificate evidencing the Corporation's Common Stock Purchase Rights, incorporated herein by reference to Form 8-K dated March 7, 1996.

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

   10.(a)*       Stock Appreciation, Stock Option and
                 Performance Bonus Plan of 1983,
                 incorporated herein by reference to
                 Exhibit 3 to the Corporation's
                 definitive proxy statement dated
                 January 20, 1984.

      (b)*       Stock Option and Restricted Stock Plan
                 of 1987, as amended, incorporated
                 herein by reference to Exhibit 3 to
                 the Corporation's definitive proxy
                 statement dated April 26, 1988.

      (c)*       Stock Option and Restricted Stock Plan of
                 1994, incorporated herein by reference to
                 Exhibit 3 to the Corporation's definitive proxy statement dated April 20, 1994.

   11.           Computation of earnings per share.

  13.           Annual Report to Shareholders of Brown
                 Group, Inc. for the fiscal year ended
                 February 3, 1996.  Such report, except
                 for portions incorporated by reference
                 herein, is furnished for the
                 information of the SEC and is not
                 "filed" as part of this report.

   21.           Subsidiaries of the registrant.

   23.           Consent of Independent Auditors.

   24.           Power of attorney (contained on signature page).

   27.           Financial Data Schedule

(b)              Reports on Form 8-K:

                 There were no reports on Form 8-K for
                 the quarter ended February 3, 1996. The Corporation filed a current report on Form 8-K dated March 7, 1996, in response to item 5, which announced a new Shareholders' Rights Plan.

(c)              Exhibits:

                 Exhibits begin on page 20 of this Form 10-K.

(d)              Financial Statement Schedule.



*Denotes management contract or compensatory plan arrangements.

                            SIGNATURES
                             ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: April 19, 1996                                  BROWN GROUP, INC.
- --------------------                             ----------------------------
                                                        (Registrant)


                                                 By    Harry E. Rich /s/
                                                 ----------------------------
                                                 Executive Vice President and
                                                 Principal Financial Officer


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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 19, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.


            Signatures                               Title
            ----------                               -----

    B. A. Bridgewater, Jr. /s/             Chairman of the Board of Directors
   ----------------------------            President and Chief Executive Officer




          Harry E. Rich /s/                Director, Executive Vice President
   ----------------------------            and Chief Financial Officer




    Richard C. Schumacher /s/              Vice President and Controller
   ----------------------------

           Signature                                Title
            ---------                                -----


         Joseph L. Bower /s/               Director and Chairman of
   ----------------------------            Compensation Committee



       Richard A. Liddy /s/                Director
   ----------------------------



        William E. Maritz /s/              Director
   ----------------------------



        Daniel R. Toll /s/                 Director and Chairman of
   ----------------------------            Audit Committee



           Julie Esrey /s/                 Director
   ----------------------------

                   ANNUAL REPORT ON FORM 10-K

                ITEM 14 (a)  (1) and (2), and (d)


                LIST OF FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULE


                   YEAR ENDED FEBRUARY 3, 1996


                        BROWN GROUP, INC.

                       ST. LOUIS, MISSOURI

FORM 10-K  -  ITEM 14 (a) (1) and (2), and (d)
BROWN GROUP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




   The following consolidated financial statements of Brown Group, Inc. and subsidiaries included in the annual report of the registrant to shareholders for the year ended February 3, 1996, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - February 3, 1996, and January 28, 1995.

     Consolidated Earnings - Years ended February 3, 1996, January 28, 1995, and January 29, 1994.

     Consolidated Cash Flows - Years ended February 3, 1996, January 28, 1995, and January 29, 1994.

     Consolidated Shareholders' Equity - Years ended February 3, 1996, January 28, 1995, and January 29, 1994.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

   The following consolidated financial statement schedule of Brown Group, Inc. and subsidiaries is included in Item 14(d):

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

                                SCHEDULE VIII
                                 -------------

                      VALUATION AND QUALIFYING ACCOUNTS
                              BROWN GROUP, INC.

    COL. A.                 COL. B          COL. C         COL. D       COL. E
- --------------------------------------------------------------------------------
                                           ADDITIONS
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

YEAR ENDED FEBRUARY 3, 1996

Deducted from assets:

   For doubtful accounts
      and discounts        $11,664   $5,101               $5,498-A    $11,267


YEAR ENDED JANUARY 28, 1995

Deducted from assets:

   For doubtful accounts
      and discounts         10,817    6,442                5,595-A     11,664


YEAR ENDED JANUARY 29, 1994

Deducted from assets:

   For doubtful accounts
      and discounts          9,930    5,043                4,156-A     10,817



A.  Accounts written off, net of recoveries
    and discounts taken.

                       BROWN GROUP, INC.
           ANNUAL REPORT TO SHAREHOLDERS ON FORM 10-K
                       INDEX TO EXHIBITS



                    Exhibit
                    -------

   3.(ii) Bylaws as amended through January 11, 1996

  11.     Computation of earnings per share

  13.     1995 Annual Report to Shareholders of
            Brown Group, Inc.

  21.     Subsidiaries of the registrant

  23.     Consent of Independent Auditors

  24.     Power of Attorney (see signature page)

  27.     Financial Data Schedule