Form 10-Q
period 1996-05-04
BROWN GROUP INC
filed 1996-06-11
CIK 14707

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   May 4, 1996

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

As of June 1, 1996, 17,968,702 shares of the registrant's common stock were outstanding.

                            BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                                   (Unaudited)
                                        ----------------------------------
                                          May 4,    April 29,  February 3,
                                           1996       1995        1996
                                        ----------  ---------  -----------
ASSETS
- ------
Current Assets
  Cash and Cash Equivalents              $  22,146  $  20,457  $  35,058
  Receivables, net of allowances of
    $10,916 at May 4, 1996,
    $12,012 at April 29, 1995, and
    $11,267 at February 3, 1996             76,582     91,159     86,417
  Inventories, net of adjustment to
    last-in, first-out cost of
    $24,968 at May 4, 1996,
    $37,566 at April 29, 1995, and
    $27,672 at February 3, 1996            374,272    336,746    342,282
  Other Current Assets                      42,340     54,753     41,581
                                         ---------  ---------  ---------
    Total Current Assets                   515,340    503,115    505,338

Property and Equipment                     198,374    208,783    191,457
  Less allowances for depreciation
    and amortization                      (112,089)  (114,436)  (103,737)
                                         ---------  ---------  ---------
                                            86,285     94,347     87,720

Other Assets                                68,881     62,895     67,998
                                         ---------  ---------  ---------
                                         $ 670,506  $ 660,357  $ 661,056
                                         =========  =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Notes Payable                          $ 144,500  $  75,231  $ 112,000
  Accounts Payable                          95,847    105,925    106,113
  Accrued Expenses                          63,925     87,051     71,491
  Income Taxes                               4,400      9,262      4,335
  Current Maturities of Long-Term Debt       2,000     52,799      2,000
                                         ---------  ---------  ---------
      Total Current Liabilities            310,672    330,268    295,939

Long-Term Debt and Capitalized
  Lease Obligations                        104,022     57,465    105,470
Other Liabilities                           27,167     33,169     28,011

Shareholders' Equity
  Common Stock                              67,224     67,261     67,242
  Additional Capital                        45,892     46,634     46,015
  Cumulative Translation Adjustment         (4,574)    (4,507)    (4,913)
  Unamortized Value of Restricted Stock     (7,056)    (9,483)    (7,822)
  Retained Earnings                        127,159    139,550    131,114
                                         ---------  ---------  ---------
                                           228,645    239,455    231,636
                                         ---------  ---------  ---------
                                         $ 670,506  $ 660,357  $ 661,056
                                         =========  =========  =========

See Notes to Condensed Consolidated Financial Statements.

                             BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)

                                                      Three Months Ended
                                                     --------------------
                                                       May 4,   April 29,
                                                        1996      1995
                                                     --------   ---------
Net Sales                                            $355,785   $357,442
Cost of Goods Sold                                    219,908    237,247
                                                     --------   --------
Gross Profit                                          135,877    120,195
                                                     --------   --------

Selling and Administrative Expenses                   130,684    123,916
Interest Expense                                        4,733      3,916
Other (Income) Expense                                   (401)      (608)
                                                     --------   --------
Earnings (Loss) Before Income Taxes                       861     (7,029)

Income Tax (Provision) Benefit                           (334)     2,618
                                                     --------   --------
NET EARNINGS (LOSS)                                  $    527   $ (4,411)
                                                     ========   ========


NET EARNINGS (LOSS) PER COMMON SHARE                 $    .03   $   (.25)
                                                     ========   ========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                                     17,615     17,608
                                                     ========   ========

DIVIDENDS PER COMMON SHARE                           $    .25   $    .40
                                                     ========   ========







See Notes to Condensed Consolidated Financial Statements.

                             BROWN GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


(Thousands)

                                                     Three Months Ended
                                                   ----------------------
                                                     May 4,    April 29,
                                                      1996       1995
                                                   ----------  ----------
Net Cash Provided (Used) by Operating Activities   $ (36,119)  $   6,505

Investing Activities:
  Capital expenditures                                (4,185)     (7,537)
  Other                                                  824       1,120
                                                   ---------   ---------
Net Cash Provided (Used) by Investing Activities      (3,361)     (6,417)

Financing Activities:
  Increase/(decrease) in short-term notes payable     32,500       9,146
  Principal payments of long-term debt                (1,450)        (13)
  Dividends paid                                      (4,482)     (7,181)
  Payments for purchase of treasury stock                 --        (824)
  Proceeds from issuance of common stock                  --         319
                                                   ---------   ---------
Net Cash Provided (Used) by Financing Activities      26,568       1,447
                                                   ---------   ---------
Increase (Decrease) in Cash and Cash Equivalents     (12,912)      1,535

Cash and Cash Equivalents at Beginning of Period      35,058      18,922
                                                   ---------   ---------

Cash and Cash Equivalents at End of Period         $  22,146   $  20,457
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

 For further information refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report and Form 10-K for the period ended February 3, 1996.


 Note B - Earnings Per Share
 ---------------------------

 Net earnings per share of Common Stock is computed by dividing net earnings by the weighted average number of shares outstanding. The dilutive effect of stock options is not significant and is therefore excluded from the calculation.


 Note C - Inventories
 --------------------

 The components of inventory are as follows ($000):

                                    May 4,    April 29,  February 3,
                                     1996       1995        1996
                                   --------   ---------  -----------
 Finished Goods                    $364,997   $318,369    $329,184
 Work in Process                      2,106      2,215       1,843
 Raw Materials and Supplies           7,169     16,162      11,255
                                   --------   --------    --------
                                   $374,272   $336,746    $342,282
                                   ========   ========    ========

 During fiscal 1996, the remaining domestically manufactured footwear at Brown Shoe Company will be sold resulting in a liquidation of LIFO inventory layers. The effect of this liquidation was to increase first quarter 1996 pretax earnings by $3.1 million.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Operations
 ---------------------

 Quarter ended May 4, 1996 compared to the Quarter ended April 29, 1995
 ----------------------------------------------------------------------

 Consolidated net sales for the first quarter ended May 4, 1996, were $355.8 million, a decrease of .5% from last year's first quarter.

 Net earnings of $.5 million for the first quarter of 1996 compares to a loss of $4.4 million last year.

 Sales from the footwear retailing operations increased 10% from the first quarter of 1995. Famous Footwear's total sales increased 11% reflecting a same-store sales decrease of 1.9%, offset by the sales from 77 more units in operation. Famous Footwear now operates 789 stores. The Canadian retailing operation's sales increased 20% with a same-store sales increase of 12% and five more units than the prior year. Naturalizer's mall-based stores' total sales increased 6.5% in the quarter and 6.4% on a same-store basis, reflecting strong consumer acceptance of the updated styling of the Naturalizer product and increasing interest in the NaturalSport line of casual and walking shoes. These improved sales were partially offset by lower sales at 40 outlet mall stores transferred from Famous Footwear at the beginning of fiscal 1996. This decline was due to low inventory levels and poor weather during this transition period. Both Famous Footwear and the Naturalizer Retail division's sales and store counts for fiscal 1995 have been restated to reflect the transfer of these stores.

 Sales from footwear wholesaling businesses decreased from the same period last year. Outside sales at Brown Shoe and Pagoda decreased 5% and 20%, respectively, primarily reflecting lower shipments of private label makeup shoes as a result of the closing of the remaining domestic factories and the timing of Pagoda's shipments compared to last year.

 Gross profit as a percent of sales increased to 38.2% from 33.6% for the same period last year. This improvement primarily reflects the shift of all remaining production of Brown Shoe products to offshore factories, a pretax LIFO credit of $3.1 million from the liquidation of footwear manufactured in closed domestic plants, and a higher percentage of sales coming from the Corporation's retail operations which carry higher margin rates than the wholesaling operations.

 Selling and administrative expenses as a percent of sales increased to 36.7% from 34.7% for the same period last year, reflecting a higher percentage of the Corporation's sales occurring at Famous Footwear which carries a higher expense rate than the wholesaling divisions.

 Other income was $.4 million compared to $.6 million in 1995 and consists primarily of royalty income.

 In summary, first quarter results are encouraging. They reflect a good consumer response to product improvements and marketing programs, better acceptance of the Corporation's brands and the positive impact of the steps taken last year to reduce costs and improve all aspects of operations. The opportunity has been created for sales increases to bring better earnings to the bottom line, and results are expected to improve in the seasonally stronger second and third quarters.


 Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:

                                       May 4,   April 29,  February 3,
                                        1996      1995        1996
                                      -------   ---------  -----------
 Working Capital (millions)           $204.7     $172.8      $209.4

 Current Ratio                           1.7        1.5         1.7

 Total Debt as a Percentage of
    Total Capitalization               52.3%      43.7%       48.7%

 Net Debt (Total Debt less Cash and
    Cash Equivalents) as a Percentage
    of Total Capitalization            50.0%      40.8%       44.3%


 Cash flow from operating activities for the first three months of fiscal 1996 was a net use of $36.1 million versus a net generation of $6.5 million last year. The 1996 usage primarily reflects an increase in inventory at Famous Footwear (due to 77 more stores) and lower accounts payable (due to the timing of purchases). In 1995's first quarter, cash was generated from operations primarily due to sizeable reductions in inventory levels at Brown Shoe and Pagoda in anticipation of reduced future sales.

 Financing activities in the first quarter of fiscal 1996 reflect an increase in notes payable which were drawn under the Corporation's Bank Credit Agreement.

 The increase in the ratio of total debt as a percentage of total capitalization at May 4, 1996, compared to the end of fiscal 1995, is due primarily to the Corporation's additional borrowings to finance higher inventories. At the end of the quarter, $144.5 million was borrowed under the Corporation's $200 million Bank Credit Agreement.

                      PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings
 ---------------------------
    There have been no material developments during the quarter ended May 4, 1996, in the legal proceedings described in the Corporation's Form 10-K for the period ended February 3, 1996.

 Item 4 - Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------
    At the Annual Meeting of Shareholders held on May 23, 1996, two proposals described in the Notice of Annual Meeting of Shareholders dated April 17, 1996, were voted upon.

    1. The shareholders elected four directors, Mr. John Peters MacCarthy, Mr. John D. Macomber, Mr. William E. Maritz, and General Edward C. Meyer, Retired, for terms of three years each; Mr. Daniel R. Toll for a term of two years; and Mr. Jerry E. Ritter for a term of one year. The voting for each director was as follows:

       Directors                              For       Withheld
       ---------                          ----------    --------
       John Peters MacCarthy               14,447,612    385,563
       John D. Macomber                    14,450,048    383,127
       William E. Maritz                   14,439,754    393,421
       General Edward C. Meyer, Retired    14,448,541    384,634
       Daniel R. Toll                      14,439,922    393,253
       Jerry E. Ritter                     14,459,411    373,764

    2. The proposal to ratify and approve an amendment to the Brown Group, Inc. Stock Option and Restricted Stock Plan of 1994 was approved by a vote of 13,760,168 in favor to 852,941 against, with 220,066 abstaining.

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

               (ii)     Bylaws of the Corporation as amended
                        through May 23, 1996, filed herewith.
                        (Page 11)

           (11)         Computation of Earnings Per Share
                        (Page 10)

           (27)         Financial Data Schedule (Page 24)

      (b)  Reports on Form 8-K:

           The Corporation filed a current report on Form 8-K dated March 7, 1996, in response to Item 5, which announced a new Shareholders' Rights Plan.



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BROWN GROUP, INC.


 Date: June 11, 1996                           /s/ Harry E. Rich
 -------------------                    -------------------------------
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer

                                                                  EXHIBIT 11

                       PART II - OTHER INFORMATION

                    COMPUTATION OF EARNINGS PER SHARE

                            BROWN GROUP, INC.

(Thousands, except per share)

                                                          Three Months Ended
                                                        ----------------------
                                                          May 4,     April 29,
                                                           1996        1995
                                                        ----------   ---------
PRIMARY

Weighted average shares outstanding                         17,615      17,608

Net effect of dilutive stock options based on
  the treasury stock method using average market price          --          25
                                                        ----------   ---------
   TOTAL                                                    17,615      17,633
                                                        ==========   =========


Net earnings (loss)                                     $      527   $  (4,411)
                                                        ==========   =========

Net earnings (loss) per share (1)                       $      .03   $    (.25)
                                                        ==========   =========


FULLY DILUTED

Weighted average shares outstanding                         17,615      17,608

Net effect of dilutive stock options based on
  the treasury stock method using the period-end market
  price, if higher than the average market price                21          52
                                                        ----------   ---------
   TOTAL                                                    17,636      17,660
                                                        ==========   =========

Net earnings (loss)                                     $      527   $  (4,411)
                                                        ==========   =========

Net earnings (loss) per share (1)                       $      .03   $    (.25)
                                                        ==========   =========

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share