Form 10-Q
period 1996-08-03
BROWN GROUP INC
filed 1996-09-16
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   August 3, 1996

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

As of August 31, 1996, 17,965,952 shares of the registrant's common stock were outstanding.

                            BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                             (Unaudited)
                                        -------------------
                                        August 3,    July 29,   February 3,
                                          1996         1995        1996
                                        ---------    --------   -----------
ASSETS
Current Assets
  Cash and Cash Equivalents             $  35,120   $  23,016   $  35,058
  Receivables, net of allowances of
    $10,723 at August 3, 1996,
    $11,582 at July 29, 1995, and
    $11,267 at February 3, 1996            77,760      86,250      86,417
  Inventories, net of adjustment to
    last-in, first-out cost of
    $22,835 at August 3, 1996,
    $32,824 at July 29, 1995, and
    $27,672 at February 3, 1996           410,282     368,981     342,282
  Other Current Assets                     41,724      48,177      41,581
                                        ---------   ---------   ---------
    Total Current Assets                  564,886     526,424     505,338

Property and Equipment                    199,279     211,634     191,457
  Less allowances for depreciation
    and amortization                     (114,981)   (118,066)   (103,737)
                                        ---------   ---------   ---------
                                           84,298      93,568      87,720

Other Assets                               69,729      59,709      67,998
                                        ---------   ---------   ---------
                                        $ 718,913   $ 679,701   $ 661,056
                                        =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                         $ 121,000   $  91,571   $ 112,000
  Accounts Payable                        157,015     135,080     106,113
  Accrued Expenses                         72,739      80,046      71,491
  Income Taxes                              5,703       5,109       4,335
  Current Maturities of Long-Term Debt      2,000      52,763       2,000
                                        ---------   ---------   ---------
      Total Current Liabilities           358,457      364,56     295,939

Long-Term Debt and Capitalized
  Lease Obligations                       104,022      57,467     105,470
Other Liabilities                          26,314      33,247      28,011

Shareholders' Equity
  Common Stock                             67,376      67,286      67,242
  Additional Capital                       46,467      46,519      46,015
  Cumulative Translation Adjustment        (4,829)     (4,710)     (4,913)
  Unamortized Value of Restricted Stock    (7,075)     (8,668)     (7,822)
  Retained Earnings                       128,181     123,991     131,114
                                        ---------   ---------   ---------
                                          230,120     224,418     231,636
                                        ---------   ---------   ---------
                                        $ 718,913   $ 679,701   $ 661,056
                                        =========   =========   =========

See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)

                                       Three Months Ended     Six Months Ended
                                      -------------------   -------------------
                                      August 3,  July 29,   August 3,  July 29,
                                        1996       1995       1996       1995
                                      ---------  --------   --------- ---------
Net Sales                             $389,983   $342,861   $745,768  $700,303
Cost of Goods Sold                     245,462    226,352    465,370   463,599
                                      --------   --------   --------  --------
Gross Profit                           144,521    116,509    280,398   236,704
                                      --------   --------   --------  --------
Selling and Administrative Expenses    130,786    121,425    261,470   245,341
Interest Expense                         4,522      3,964      9,255     7,880
Other (Income) Expense                     261      4,030       (140)    3,422
                                      --------   --------   --------  --------
Earnings (Loss) Before Income Taxes      8,952    (12,910)     9,813   (19,939)

Income Tax (Provision) Benefit          (3,438)     4,529     (3,772)    7,147
                                      --------   --------   --------  --------
NET EARNINGS (LOSS)                   $  5,514   $ (8,381)  $  6,041  $(12,792)
                                      ========   ========   ========  ========



NET EARNINGS (LOSS) PER COMMON SHARE  $    .31   $   (.48)  $    .34  $   (.73)
                                      ========   ========   ========  ========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                      17,367     17,578     17,626    17,593

DIVIDENDS PER COMMON SHARE            $    .25   $    .40   $    .50  $    .80
                                      ========   ========   ========  ========







See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Thousands)

                                                      Six Months Ended
                                                   ----------------------
                                                   August 3,    July 29,
                                                     1996         1995
                                                   ---------   ---------
Net Cash Provided by Operating Activities          $  8,357    $ 10,484

Investing Activities:
  Capital expenditures                               (7,815)    (17,159)
  Other                                                 944          88
                                                   --------    --------
Net Cash (Used) by Investing Activities              (6,871)    (17,071)

Financing Activities:
  Increase in short-term notes payable                9,000      25,486
  Principal payments of long-term debt               (1,450)        (49)
  Dividends paid                                     (8,974)    (14,359)
  Payments for purchase of treasury stock                 -        (824)
  Proceeds from issuance of common stock                  -         427
                                                   --------    --------
Net Cash Provided (Used) by Financing Activities     (1,424)     10,681
                                                   --------    --------
Increase in Cash and Cash Equivalents                    62       4,094

Cash and Cash Equivalents at Beginning of Period     35,058      18,922
                                                   --------    --------
Cash and Cash Equivalents at End of Period         $ 35,120    $ 23,016
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


 Note C - Inventories
 --------------------

 The components of inventory are as follows ($000):

                                   August 3,  July 29, February 3,
                                     1996       1995      1996
                                   ---------  -------- -----------
 Finished Goods                    $402,955   $353,586  $329,184
 Work in Process                      1,762      2,354     1,843
 Raw Materials and Supplies           5,565     13,041    11,255
                                   --------   --------  --------
                                   $410,282   $368,981  $342,282
                                   ========   ========  ========

 During fiscal 1995 and 1996, the remaining domestically manufactured footwear at Brown Shoe Company is being sold, resulting in a liquidation of LIFO inventory layers. The effect of this liquidation was to increase pretax income in the second quarter 1995 by $3.7 million, first quarter 1996 by $3.1 million and second quarter 1996 by $.9 million.

Note D - Income Taxes
 ---------------------

 In July 1996, the Internal Revenue Service declined to appeal an Appeals Court ruling overturning a Tax Court decision supporting an Internal Revenue Service assessment against the Corporation on a portion of its unremitted foreign earnings, and accordingly has no further right of appeal. The Corporation had recorded the recovery of the related $5.8 million reserve in fiscal 1995. Accordingly, no adjustment to the tax accounts or income tax expense will result from the resolution of this matter, which now has become final.


 Note E - Financial Instruments
 ------------------------------

 In the second quarter of fiscal 1996, the Corporation entered into a nondeliverable forward exchange contract maturing in June 1997 to purchase notional $17 million in Brazilian Real. This contract is designed to protect inventory values of the Corporation's Brazilian subsidiary in the event of a major devaluation in the Brazilian currency. Many complex factors, in addition to currency devaluation, may impact the effectiveness of this contract, including the extent and timing of a devaluation, a devaluation's impact on the Brazilian economy, inflationary factors, and footwear market conditions. This forward contract does not qualify as a hedge for financial reporting purposes; therefore, gains and losses on this contract are included in income. At August
 3, 1996, the Corporation had an immaterial gain on this contract.   The
 counterparty to this agreement is a major financial institution; therefore, management believes the risk of incurring losses related to credit risk is remote.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 --------------------------------------------------------------------

 Results of Operations
 ---------------------

 Quarter ended August 3, 1996 compared to the Quarter ended July 29, 1995
 ------------------------------------------------------------------------

 Consolidated net sales for the second quarter ended August 3, 1996, were $390.0 million, an increase of 13.7% from last year's second quarter sales of $342.9 million.

 Net earnings of $5.5 million for the second quarter of 1996 compare to a loss of $8.4 million for the second quarter of 1995. The 1995 results include an aftertax charge of $9.6 million to provide for the costs of closing the Corporation's five remaining domestic manufacturing facilities. The closure costs included inventory writedowns, factory asset writeoffs associated with factory buildings and machinery, and severance and benefit costs. Offsetting these costs, in part, was an aftertax credit of $2.4 million from the liquidation of LIFO inventories.

 The substantial improvement in earnings in the second quarter of 1996, excluding the charge for plant closings in the second quarter of 1995, reflects higher operating earnings at each of the Company's operating divisions. Famous Footwear's operating earnings for the second quarter of $8.9 million represented a 43.5% increase over operating earnings of $6.2 million for the second quarter of 1995, primarily reflecting management's focus on execution and better leveraging of expenses as well as store maturation resulting in generally higher profitability. The most significant improvement occurred in the Pagoda and Brown Shoe wholesaling businesses, where operating earnings of $5.8 million for the second quarter of 1996 compare to an operating loss of $5.6 million in the second quarter of 1995, primarily reflecting higher sales of branded and licensed footwear, and higher margins from the shift to offshore sourcing.

 Sales from the footwear retailing operations increased 9.6% to $249.4 million from the second quarter of 1995. Famous Footwear's total sales increased 11.5% to $200.5 million reflecting a same-store sales increase of 2.1% and the sales from 32 more units in operation. Famous Footwear operated 787 stores as of August 3, 1996. The Naturalizer stores' total sales decreased .3% to $35.3 million in the quarter as compared to the prior year period, but increased 1.1% on a same-store basis. The Naturalizer sales include sales at 40 outlet mall stores transferred from Famous Footwear at the beginning of fiscal 1996. Both Famous Footwear and the Naturalizer Retail division's sales and store counts for fiscal 1995 have been restated to reflect the transfer of these stores.
 The Canadian retailing operation's sales increased 10.6% with a same-store sales increase of 6.5% and four more units than the prior year period.

 Sales from footwear wholesaling businesses increased 21.8% to $140.6 million from the same period last year with sales at Brown Shoe and Pagoda increasing 4.4% and 31.3%, respectively. Pagoda's gain reflects higher shipments of its licensed products led by "The Hunchback of Notre Dame" footwear. The sales from the Canadian wholesale division, which consists of the Company's Canadian marketing and manufacturing operations, increased 22.9% to $7.0 million from $5.7 million for the second quarter of 1995, in part due to higher sales of children's footwear.

 Gross profit as a percent of sales increased to 37.1% from 34.0% for the same period last year. This improvement reflects the shift of all remaining production of Brown Shoe products to offshore factories, higher margins at Pagoda due to increased sales of higher margin branded and licensed products, and the effect in 1995 of inventory writedowns as a result of the charge to close the domestic factories.

 Selling and administrative expenses as a percent of sales decreased to 33.5% from 35.4% for the same period last year, primarily as a result of increased sales at Famous Footwear and Pagoda, which increased at a rate in excess of the rate at which selling and administrative expenses increased.

 Other Expense was $.3 million in 1996 compared to $4.0 million in the 1995 second quarter, which included plant closing charges of $4.2 million.


 Six Months ended August 3, 1996 compared to the Six Months ended July 29, 1995
 ------------------------------------------------------------------------------

 Consolidated net sales for the first half of 1996 were $745.8 million, an increase of 6.5% from the first six months of 1995 total of $700.3 million.

 Net earnings of $6.0 million for the first half of 1996 compare to a loss of $12.8 million for the first half of 1995. The 1995 results include the aftertax charge of $9.6 million for plant closures, which was partially offset by an aftertax credit of $2.4 million from liquidation of LIFO inventories.

 The year-to-date earnings improvement, excluding the factory closing charge in 1995, reflects higher operating earnings at each of the Company's operating divisions. Famous Footwear's 1996 year-to-date operating earnings improved 53.8% to $12.2 million from $7.9 million for the first six months of 1995, primarily reflecting management's focus on execution and better leveraging of expenses, as well as store maturation resulting in higher profitability. Brown Shoe Company's and Pagoda's operating earnings improved by almost $17 million over the first six months of 1995 primarily due to higher margins from more efficient sourcing of Brown Shoe Company's branded products offshore, as well as the repositioning of the Naturalizer brand to moderately higher price points, and Pagoda's increased sales of licensed products.

 Sales from the footwear retailing operations increased 9.7% to $476.3 million from the first half of 1995. Famous Footwear's total sales for the first six months of 1996 increased 11.1% to $384.2 million, reflecting a 0.1% increase in same-store sales, with the balance of increased sales attributable to more units in operation. Naturalizer stores' total sales increased 1.3% to $68.3 million in the first half of 1996 and 2.1% on a same-store basis. Sales from the Canadian retailing operation, which consists of 96 Naturalizer and 16 F.X. LaSalle stores, during the first half of 1996 increased 14.5% to $23.7 million, with a same-store sales increase of 8.8% and four more units than in the six month period ended July 29, 1995.

 Sales from footwear wholesaling businesses for the first six months of 1996 increased 1.2% to $269.5 million from the same period last year. Higher shipments of Brown Shoe Company's and Pagoda's branded and licensed footwear during the first half of 1996 were offset by lower shipments of private label product. The sales from the Canadian wholesale division, which consists of the Company's Canadian marketing and manufacturing operations, during the first six months of 1996 increased 20% to $14.5 million from $12.1 million for the first six months of 1995, in part due to higher sales of children's footwear.

 Gross profit as a percent of sales increased to 37.6% for the six month period ended August 3, 1996 from 33.8% for the six month period ended July 29, 1995. This improvement reflects more efficient sourcing resulting from the shift to foreign sourcing following the closure of the Company's remaining domestic manufacturing facilities, a pretax LIFO credit of $4.0 million from the liquidation of footwear manufactured in closed domestic facilities, and the effect in 1995 of inventory writedowns as a result of the charge to close the domestic factories.

 Selling and administrative expenses as a percent of sales increased to 35.1% for the first six months of 1996 from 35.0% for the first six months of 1995, reflecting higher advertising and marketing expenses at Brown Shoe Company and a higher percentage of the Company's sales occurring at Famous Footwear which carries higher expenses as a percent of net sales than the wholesaling divisions. The selling and administrative expenses as a percent of sales at Famous Footwear decreased during the six month period ended August 3, 1996 from the six month period ended July 29, 1995, as there was better leveraging of the expense base as newer stores matured.

 Other Income was $.1 million in the first half of 1996 compared to Other Expense of $3.4 million in the first half of 1995, which included plant closing charges of $4.2 million.

Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:

                                     August 3,  July 29, February 3,
                                       1996       1995      1996
                                     ---------  -------- -----------
 Working Capital (millions)           $206.4     $161.9     $209.4

 Current Ratio                           1.6        1.4        1.7

 Total Debt as a Percentage of
    Total Capitalization               49.7%      47.4%      48.7%

 Net Debt (Total Debt less Cash and
    Cash Equivalents) as a Percentage
    of Total Capitalization            45.5%      44.3%      44.3%


 Cash flow provided from operating activities for the first half of fiscal 1996 was $8.4 million versus $10.5 million for the same period last year. The decrease in cash provided by operations resulted from higher inventory and other working capital requirements partially offset by higher net earnings.

 Cash used by investing activities was lower in the first six months of 1996 than the same period of 1995 reflecting lower capital expenditures primarily at Famous Footwear due to opening fewer stores in 1996.

 Financing activities in the first half of fiscal 1996 reflect an increase in notes payable which were drawn under the Corporation's Bank Credit Agreement.

 The increase in the ratio of total debt as a percentage of total capitalization at August 3, 1996, compared to the end of fiscal 1995, is due primarily to the Corporation's additional borrowings to finance higher inventories. At the end of the quarter, $121.0 million was borrowed under the Corporation's $200.0 million Bank Credit Agreement.

                   PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings
 --------------------------
    There have been no material developments during the quarter ended August 3, 1996, in the legal proceedings described in the Corporation's Form 10-K for the period ended February 3, 1996.


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

              (ii) Bylaws of the Corporation as amended through May 23, 1996, incorporated herein by reference to Exhibit 3(ii) to the Corporation's Report on Form 10-Q for the quarter ended May 4, 1996.

         (4)(a)         Senior Note Agreement dated as of
                        October 24, 1995 between the Company
                        and Prudential Insurance Company of
                        America.

         (4)(b) Bank Credit Agreement, as amended, dated as of December 22, 1993 between the Company and The First National Bank of Chicago, as Agent for certain Lenders and The Boatmen's National Bank of St. Louis and Citibank, N.A., as Co-Agents of such Lenders.

         (11)           Computation of Earnings Per Share
                        (page 184)

         (27)           Financial Data Schedule (page 185)

      (b)               Reports on Form 8-K:

                        There were no reports on Form 8-K for the quarter ended August 3, 1996.



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BROWN GROUP, INC.


 Date: September 16, 1996                      /s/ Harry E. Rich
 ------------------------                   --------------------------
                                                 Harry E. Rich
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer