Form 10-Q
period 1996-11-02
BROWN GROUP INC
filed 1996-12-11
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   November 2, 1996

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

As of November 30, 1996, 17,962,552 shares of the registrant's common stock were outstanding.

                            BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                               (Unaudited)
                                        -------------------------
                                        November 2,   October 28,   February 3,
                                           1996          1995          1996
                                         ----------   -----------   -----------
ASSETS
------
Current Assets
  Cash and Cash Equivalents             $  28,091     $  28,662     $  35,058
  Receivables, net of allowances of
    $11,049 at November 2, 1996,
    $10,880 at October 28, 1995, and
    $11,267 at February 3, 1996            87,425        94,420        86,417
  Inventories, net of adjustment to
    last-in, first-out cost of
    $19,646 at November 2, 1996,
    $29,682 at October 28, 1995, and
    $27,672 at February 3, 1996           408,813       356,340       342,282
  Other Current Assets                     39,378        47,907        41,581
                                        ---------     ---------     ---------
    Total Current Assets                  563,707       527,329       505,338

Property and Equipment                    206,458       213,895       191,457
  Less allowances for depreciation
    and amortization                     (121,676)     (119,111)     (103,737)
                                        ---------     ---------     ---------
                                           84,782        94,784        87,720

Other Assets                               71,653        64,447        67,998
                                        ---------     ---------     ---------
                                        $ 720,142     $ 686,560     $ 661,056
                                        =========     =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                         $  42,000     $ 106,500     $ 112,000
  Accounts Payable                        130,247       106,966       106,113
  Accrued Expenses                         75,596        89,802        71,491
  Income Taxes                              5,410        12,890         4,335
  Current Maturities of Long-Term Debt      2,000         2,756         2,000
                                        ---------     ---------     ---------
      Total Current Liabilities           255,253       318,914       295,939

Long-Term Debt and Capitalized
  Lease Obligations                       199,023       107,469       105,470
Other Liabilities                          25,446        29,873        28,011

Shareholders' Equity
  Common Stock                             67,359        67,251        67,242
  Additional Capital                       46,340        46,224        46,015
  Cumulative Translation Adjustment        (3,600)       (4,367)       (4,913)
  Unamortized Value of Restricted Stock    (6,274)       (8,027)       (7,822)
  Retained Earnings                       136,595       129,223       131,114
                                        ---------     ---------     ---------
                                          240,420       230,304       231,636
                                        ---------     ---------     ---------
                                        $ 720,142     $ 686,560     $ 661,056
                                        =========     =========     =========

See Notes to Condensed Consolidated Financial Statements.

                             BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)

                                      Three Months Ended            Nine Months Ended
                                   ------------------------    --------------------------
                                    November 2,  October 28,   November 2,   October 28,
                                       1996          1995         1996         1995
                                    -----------  -----------   -----------   -----------
Net Sales                             $420,347    $406,921     $1,166,115    $1,107,224
Cost of Goods Sold                     264,160     262,912        729,530       726,511
                                      --------    --------     ----------    ----------
Gross Profit                           156,187     144,009        436,585       380,713
                                      --------    --------     ----------    ----------

Selling and Administrative Expenses    134,061     125,004        395,531       370,345
Interest Expense                         4,445       3,858         13,700        11,738
Other (Income) Expense                    (672)     (2,364)          (812)        1,058
                                      --------    --------     ----------    ----------

Earnings (Loss) Before Income Taxes     18,353      17,511         28,166        (2,428)

Income Taxes                             5,448       7,796          9,220           649
                                      --------    --------     ----------    ----------

NET EARNINGS (LOSS)                   $ 12,905    $  9,715     $   18,946    $   (3,077)
                                      ========    ========     ==========    ==========



NET EARNINGS (LOSS) PER COMMON SHARE  $    .73    $    .55     $     1.07    $     (.17)
                                      ========    ========     ==========    ==========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                      17,702      17,584         17,651        17,590

DIVIDENDS PER COMMON SHARE            $    .25    $    .25     $      .75    $     1.05
                                      ========    ========     ==========    ==========








See Notes to Condensed Consolidated Financial Statements.

                              BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(Thousands)

                                                       Nine Months Ended
                                                   ----------------------------
                                                   November 2,      October 28,
                                                      1996             1995
                                                   -----------      -----------
Net Cash Provided (Used) by Operating Activities   $  (1,758)       $  10,110

Investing Activities:
  Capital expenditures                               (13,810)         (24,312)
  Other                                                1,100            2,822
                                                   ---------        ---------
Net Cash (Used) by Investing Activities              (12,710)         (21,490)

Financing Activities:
  Increase (decrease) in short-term notes payable    (70,000)          40,415
  Repurchase of long-term debt                        (6,450)             (56)
  Proceeds from issuance of long-term debt           100,000                -
  Dividends paid                                     (13,465)         (18,842)
  Payments for purchase of treasury stock                  -             (824)
  Proceeds from issuance of common stock                   -              427
  Debt issuance expense                               (2,584)               -
                                                   ---------        ---------
Net Cash Provided by Financing Activities              7,501           21,120
                                                   ---------        ---------
Increase (Decrease) in Cash and Cash Equivalents      (6,967)           9,740

Cash and Cash Equivalents at Beginning of Period      35,058           18,922
                                                   ---------        ---------

Cash and Cash Equivalents at End of Period         $  28,091        $  28,662
                                                   =========        =========







See Notes to Condensed Consolidated Financial Statements.

 BROWN GROUP, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



 Note A - Basis of Presentation
 ------------------------------

 The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals and the effect on LIFO inventory valuation of estimated annual inflationary cost factors and year-end inventory levels) to present fairly the results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flow in conformity with generally accepted accounting principles.

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


 Note C - Inventories
 --------------------

 The components of inventory are as follows ($000):


                                November 2,   October 28,    February 3,
                                   1996          1995           1996
                                ----------    -----------    -----------

 Finished Goods                  $397,622      $332,696        $329,184
 Work in Process                    4,331         3,382           1,843
 Raw Materials and Supplies         6,860        20,262          11,255
                                 --------      --------        --------
                                 $408,813      $356,340        $342,282
                                 ========      ========        ========

 During fiscal 1995 and 1996, the remaining domestically manufactured footwear inventory at Brown Shoe Company was sold, resulting in a liquidation of LIFO inventory layers. The effect of this liquidation was to increase pretax income in the third quarter 1995 by $4.9 million, year to date 1996 by $4.0 million and through the third quarter 1995 by $8.6 million.

 Note D - Long-Term and Short-Term Financing Arrangements
 --------------------------------------------------------

 In October 1996, the Company issued $100 million of 9-1/2% Senior Notes due 2006 in a private placement. The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after October 15, 2001. Subsequent to issuance of the Senior Notes, the Company completed an Exchange Offer to exchange the Senior Notes for substantially identical Notes which have been registered under the Securities Act of 1933, as amended, and which are expected to be listed for trading on the New York Stock Exchange. The Senior Notes are senior unsecured obligations of the Company.

 The Senior Notes contain covenants which, among other provisions, require the maintenance of certain financial ratios related to fixed charge coverage, establish limitations on indebtedness, certain types of payments, liens and investments, and limit use of proceeds of asset sales.

 As a result of the issuance of its Senior Notes, the Company elected to reduce the lenders' commitment under its revolving Bank Credit Agreement to $150 million from $200 million, effective October 1996. The Company also repurchased $5 million of its outstanding long-term debt in October 1996, which had carried an interest rate of 7-1/8% per annum.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 --------------------------------------------------------------------

 Quarter ended November 2, 1996 compared to the Quarter ended October 28, 1995
 -----------------------------------------------------------------------------

 Consolidated net sales for the third quarter ended November 2, 1996, were $420.3 million, an increase of 3.3% from last year's third quarter sales of $406.9 million.

 Net earnings of $12.9 million for the third quarter of 1996 compare to net earnings of $9.7 million for the third quarter of 1995. The 1995 results include an aftertax credit of $3.2 million from the liquidation of LIFO inventories associated with closing the Company's remaining domestic manufacturing facilities.

 The substantial improvement in earnings in the third quarter of 1996, excluding the credit for liquidation of LIFO inventories in the third quarter of 1995, reflects higher operating earnings at each of the Company's operating divisions except Naturalizer Retail. Famous Footwear's operating earnings for the third quarter of $14.3 million represented a 46.1% increase over operating earnings of $9.8 million for the third quarter of 1995, primarily reflecting higher same-store sales, higher margin rates and better leveraging of the expense base as the more than 350 stores opened since the beginning of 1994 mature. Operating earnings at the Pagoda and Brown Shoe wholesaling businesses were $8.8 million for the third quarter, compared to $9.4 million in the third quarter of fiscal 1995, which includes a pretax credit of $4.9 million related to liquidation of LIFO inventories at closed domestic factories. Excluding the LIFO credit, these improved results reflect higher margins from more efficient sourcing of products offshore.

 Sales from the footwear retailing operations increased 7.7% to $266.8 million from $247.7 million in the third quarter of 1995. Famous Footwear's total sales increased 8.9% to $223.3 million, reflecting a same-store sales increase of 2.9%. Famous Footwear operated 783 stores as of November 2, 1996, compared to 778 stores at October 28, 1995. The Naturalizer stores' total sales increased 0.6% to $31.2 million in the quarter as compared to $31.1 million in the prior year period, including an increase of 2.2% on a same-store basis. Naturalizer operated 352 stores at November 2, 1996, compared to 363 stores at October 28, 1995. The Naturalizer sales include sales at 40 outlet mall stores transferred from Famous Footwear at the beginning of fiscal 1996. Both Famous Footwear and the Naturalizer Retail division's sales and store counts for fiscal 1995 have been restated to reflect the transfer of these stores. Sales for the Canadian retailing operation, which includes 98 Naturalizer stores, 16 F.X. LaSalle stores and 3 Famous Footwear stores, increased 6.7% in the third quarter of 1996 compared to the same period last year with same-store sales increasing 4.7%.

 Sales from footwear wholesaling businesses decreased 3.6% in the quarter to $153.6 million from $159.3 million for the same period last year. Sales at Brown Shoe Company of $47.8 million for the quarter declined 5.2% from $50.5 million in the previous year; Pagoda's third quarter sales were $100.3 million, or 1.3% below 1995 third quarter sales of $101.6 million. These results reflect higher overall sales of Brown Shoe Company's leading brands, led by an outstanding performance by Life Stride, offset by lower sales of private label products, and lower sales of women's products at Pagoda.

 Gross profit as a percent of sales increased to 37.2% from 35.4% for the same period last year. This improvement reflects the shift of all remaining production of Brown Shoe Company's products to offshore factories, higher margins at Pagoda due to increased sales of higher margin branded and licensed products, and higher margins at Famous Footwear.

 Selling and administrative expenses as a percent of sales increased to 31.9% from 30.7% for the same period last year, primarily as a result of higher expenses at Pagoda's international operations, including additional costs of marketing the le coq sportif brand.

 Other Income was $.7 million in the third quarter of 1996 compared to $2.4 million in the 1995 third quarter. Results from 1995 included a $2.0 million reduction in the environmental liability related to the Company's closed tannery site.

 The consolidated tax rate was 29.7% of consolidated pretax income for the third quarter of 1996 compared to 44.5% in last year's third quarter. The 1996 rate reflects the reversal of a portion of tax valuation reserves provided in 1995, which the Company no longer deems necessary due to the Corporation's improved earnings in 1996.


 Nine Months ended November 2, 1996 compared to the Nine Months ended October 28, 1995
 ---------------------------------------------------------------------

 Consolidated net sales for the first nine months of fiscal 1996 were $1,166.1 million, an increase of 5.3% from sales for the first nine months of fiscal 1995 of $1,107.2 million.

 Net earnings of $18.9 million for the first nine months of fiscal 1996 compare to a loss of $3.1 million for the first nine months of fiscal 1995. The 1995 results include the aftertax charge of $9.6 million for plant closures, which was partially offset by an aftertax credit of $5.6 million from liquidation of LIFO inventories.

 The year-to-date earnings improvement, excluding the factory closing charge in 1995, reflects higher operating earnings at each of the Company's operating divisions except Naturalizer Retail. Famous Footwear's 1996 year-to-date operating earnings improved 49.5% to $26.4 million from $17.7 million for the first nine months of fiscal 1995, primarily reflecting higher sales, higher margin rates and better leveraging of the expense base. Brown Shoe Company's and Pagoda's operating earnings improved by approximately $27 million over the first nine months of fiscal 1995 (approximately $17 million excluding the net charges and credits in 1995 and 1996 related to the closure of domestic manufacturing facilities) primarily due to higher margins from more efficient sourcing of Brown Shoe Company's branded products offshore and Pagoda's increased sales of licensed products.

 Sales from the footwear retailing operations increased 9.0% to $743.0 million for the first nine months of fiscal 1996. Famous Footwear's total sales for the first nine months of fiscal 1996 increased 10.2% to $607.5 million, reflecting a 1.1% increase in same-store sales and five more units in operation at November 2, 1996 than at the end of the third quarter of 1995. Naturalizer stores' total sales increased 1.1% to $99.6 million in the first nine months of fiscal 1996 and 2.1% on a same-store basis compared to prior year, with 11 fewer stores in operation at November 2, 1996. Sales from the Canadian retailing operation during the first nine months of fiscal 1996 increased 11.7% to $35.9 million, with a same-store sales increase of 7.3% and three more units as of November 2, 1996 than at October 28, 1995.

 Sales from footwear wholesaling businesses for the first nine months of fiscal 1996 decreased 0.6% to $423.1 million from $425.5 million for the
 same period last year.   The decrease was due to lower sales of Naturalizer
 and private label product at Brown Shoe Company and lower sales of women's product at Pagoda. The sales from the Canadian wholesale division, which consists of the Company's Canadian marketing and manufacturing operations, during the first nine months of fiscal 1996 increased 3.6% to $19.9 million from $19.2 million for the first nine months of fiscal 1995, in part due to higher sales of children's licensed footwear.

 Gross profit as a percent of sales increased to 37.4% for the nine month period ended November 2, 1996 from 34.4% for the nine month period ended October 28, 1995. This improvement primarily reflects more efficient sourcing resulting from the shift to foreign sourcing following the closure of the Company's remaining domestic manufacturing facilities, as well as the pretax LIFO credits of $4.0 million in the first nine months of 1996 and $8.6 million in the first nine months of 1995, from the liquidation of footwear manufactured in closed domestic facilities.

 Selling and administrative expenses as a percent of sales increased to 33.9% for the first nine months of fiscal 1996 from 33.4% for the first nine months of fiscal 1995, primarily reflecting higher expenses at Pagoda's international operations.

 Other Income was $.8 million in the first nine months of fiscal 1996 compared to Other Expense of $1.1 million in the first nine months of fiscal 1995, which included plant closing charges of $4.3 million partially offset by royalty income and a $2.0 million credit related to the Company's environmental liability.

 The consolidated tax rate was 32.7% of consolidated net income for the nine months ended November 2, 1996. For the first nine months of fiscal 1995, the Company had a net tax expense of $649,000 on a pretax net loss of $2.4 million, as a result of providing a tax valuation allowance.

 Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:
                                  November 2,    October 28,    February 3,
                                     1996           1995           1996
                                  -----------    -----------    -----------
 Working Capital (millions)         $308.5          $208.4         $209.4

 Current Ratio                         2.2             1.7            1.7

 Total Debt as a Percentage of
    Total Capitalization             50.3%           48.5%          48.7%

 Long-Term Debt as a Percentage
    of Total Capitalization          45.5%           32.4%          31.7%



 Cash flow used by operating activities for the first nine months of fiscal 1996 was $1.8 million compared to $10.1 million provided by operating activities for the same period last year. The decrease in cash provided by operations resulted from higher inventory and other working capital requirements partially offset by higher net earnings.

 Cash used by investing activities was lower in the first nine months of fiscal 1996 than the same period of 1995 reflecting lower capital expenditures primarily at Famous Footwear due to opening fewer stores in 1996 than in 1995.

 During the third quarter 1996, the Company issued $100 million of 9-1/2% Senior Notes due 2006. As a result of this financing, the Company elected to reduce the lenders' commitment under its revolving Bank Credit Agreement to $150 million from $200 million in October 1996. The Company also repurchased $5 million of its long-term debt in October 1996.

 The increase in the ratio of total debt as a percentage of total capitalization at November 2, 1996, compared to the end of fiscal 1995, is due primarily to the Corporation's additional borrowings to finance higher inventories. At November 2, 1996, $42 million was borrowed under the Corporation's $150 million Bank Credit Agreement.

 The increase in the ratio of long-term debt as a percentage of total capitalization at November 2, 1996, compared to the end of fiscal 1995, is due to the issuance of $100 million of Senior Notes in October 1996, the net proceeds of which were used to reduce the amount outstanding under the Company's Bank Credit Agreement.

                     PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings
 ---------------------------
      There have been no material developments during the quarter ended November 2, 1996, in the legal proceedings described in the Corporation's Form 10-K for the period ended February 3, 1996.


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

                (i) (c)   Certificate of Amendment of the
                          Certificate of Incorporation of the
                          Corporation, filed June 2, 1988,
                          filed herewith (page 13)

                (ii) Bylaws of the Corporation as amended through May 23, 1996, incorporated herein by reference to Exhibit 3(ii) to the Corporation's Report on Form 10-Q for the quarter ended May 4, 1996.

           (11)           Computation of Earnings Per Share
                          (page 15)

           (27)           Financial Data Schedule (page 16)

      (b)  Reports on Form 8-K:

           The Corporation filed a current report on Form 8-K dated September 27, 1996, in response to Item 5, which announced its results for the four weeks ended August 31, 1996 and August 26, 1995, and for the seven months ended August 31, 1996 and August 26, 1995.

           The Corporation filed a current report on Form 8-K dated October 2, 1996, in response to Item 5, announcing its intention to sell $100 million in 9-1/2% senior notes.

        The Corporation filed a current report on Form 8-K dated
           October 21, 1996, in response to Item 2, announcing the completion of the sale of $100 million of its 9-1/2% Senior Notes due 2006.

           The Corporation filed a current report on Form 8-K dated November 19, 1996, in response to Item 5, which announced its results for the quarter ended November 2, 1996, and for the nine months ended November 2, 1996.


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BROWN GROUP, INC.


 Date: December 11, 1996                       /s/ Harry E. Rich
                                        -------------------------------
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer

                                                       EXHIBIT (3)(i)(c)


                    CERTIFICATE OF AMENDMENT

              OF THE CERTIFICATE OF INCORPORATION

                               OF

                       BROWN GROUP, INC.

                          -----------


       UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW


                            * * * *

    WE, THE UNDERSIGNED, R. L. Anderson and Robert D. Pickle, being, respectively, the President and the Vice President, General Counsel and Corporate Secretary of Brown Group, Inc., hereby certify:
    1. The name of the Corporation is Brown Group, Inc.
    2. The Certificate of Incorporation of said Corporation was filed by the Department of State on the 2nd day of January, 1913. The name under which the Corporation was formed was Brown Shoe Company, Inc.
    3. (a) The Certificate of Incorporation is amended to provide for a relief of Directors, in their Directorial capacities, from personal liability to the Corporation or its stockholders from monetary damages for any breach of certain of their duties to the Corporation, particularly the duty of care.
       (b) To effect the foregoing, a new Article Thirteenth of the Certificate of Incorporation is adopted to provide as follows:
          Article Thirteenth.
          No director of the Corporation shall be liable to the Corporation or its shareholders for monetary damages for any breach of his duties as a director, provided that this Article Thirteenth shall not eliminate or limit any liability arising out of a judgment or other final determination adverse to the director which establishes that (a) his acts or omissions were in bad faith or involved intentional misconduct or a knowing violation of law; (b) he personally gained in fact a financial profit or other advantage to which he was not legally entitled; or (c) his acts violated Section 719 of the New York Business Corporation Law. This Article Thirteenth shall not eliminate or limit the liability of a director for any act or omission occurring prior to the effective date of its adoption. No repeal or modification of this Article Thirteenth, directly or by adoption of an inconsistent provision in this Certificate of Incorporation, shall be effective with respect to any cause of action, suit, claim or other matter arising out of or relating to any act of omission occurring prior to such repeal or modification.

    4. The amendment, following prior approval and recommendation by the Board of Directors of the Corporation, was authorized by favorable vote of the holders of a majority of all issued and outstanding shares of Common Stock of the Corporation entitled to vote at the Annual Meeting of Stockholders held on June 2, 1988.
       IN WITNESS WHEREOF, we have signed this Certificate of Amendment on this 2nd day of June, 1988 and we affirm the statements contained therein as true, under penalties of perjury.


                                    /s/ R. L. Anderson
                                    President



                                    /s/ Robert D. Pickle
                                    Vice President, General Counsel
                                        and Corporate Secretary

                                                                EXHIBIT 11

                       PART II - OTHER INFORMATION

                    COMPUTATION OF EARNINGS PER SHARE

                            BROWN GROUP, INC.

(Thousands, except per share)

                                         Three Months Ended             Nine Months Ended
                                     --------------------------    --------------------------
                                     November 2,    October 28,    November 2,    October 28,
                                        1996           1995           1996           1995
                                     -----------    -----------    -----------    -----------
PRIMARY
Weighted average shares outstanding       17,702       17,584          17,651        17,590

Net effect of dilutive stock options
 based on the treasury stock method
 using average market price                  119            -              21             9
                                       ---------    ---------       ---------      --------
   TOTAL                                  17,821       17,584          17,672        17,599
                                       =========    =========       =========      ========

Net earnings (loss)                    $  12,905    $   9,715       $  18,946      $ (3,077)
                                       =========    =========       =========      ========

Net earnings (loss) per share (1)      $     .73    $     .55       $    1.07      $   (.17)
                                       =========    =========       =========      ========


FULLY DILUTED

Weighted average shares outstanding       17,702       17,584          17,651        17,590

Net effect of dilutive stock options
 based on the treasury stock method
 using the period-end market
  price, if higher than the average
  market price                               137            -              56            29
                                       ---------    ---------       ---------      --------
   TOTAL                                  17,839       17,584          17,707        17,619
                                       =========    =========       =========      ========

Net earnings (loss)                    $  12,905    $   9,715       $  18,946      $ (3,077)
                                       =========    =========       =========      ========

Net earnings (loss) per share (1)      $     .73    $     .55       $    1.07      $   (.17)
                                       =========    =========       =========      ========

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share