Form 10-K405
period 1997-02-01
BROWN GROUP INC
filed 1997-04-22
CIK 14707

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                             1996 FORM 10-K
(Mark One)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
           For the fiscal year ended February 1, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
           For the transition period from ____________ to __________

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

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on
        Title of each class                       which registered
--------------------------------------       -------------------------
Common Stock - par value $3.75 a share       New York Stock Exchange
  with Common Stock Purchase Rights          Chicago Stock Exchange

7-3/8% Sinking Fund Debentures due           New York Stock Exchange
  January 15, 1998

9-1/2% Senior Notes due October 15, 2006     New York Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

As of April 5, 1997, 18,029,927 common shares were outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $297 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended February 1, 1997, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held May 22, 1997, are incorporated by reference into Part III.

                              PART I

ITEM 1 - BUSINESS
-----------------

    The Company, founded in 1878 and incorporated in 1913, operates in the Footwear industry. Current activities include the operation of retail shoe stores and foreign sourcing and marketing of footwear for women, men and children. During 1996, categories of footwear sales were approximately 59% women's footwear, 23% men's footwear and 18% children's footwear. This composition has remained relatively constant over the past few years. Approximately 63% of 1996 footwear sales were made at retail compared to 62% in 1995 and 54% in 1994. See Note 6 of Notes to Consolidated Financial Statements on page 28 of the Annual Report to Shareholders for the year ended February 1, 1997, which is incorporated herein by reference, for additional information regarding the Company's business segment and operations by geographic area.

    The Company's business is somewhat seasonal in nature due to consumer spending patterns and higher back-to-school, Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company's operating earnings for the year.

    The Company has approximately 11,500 full and part-time employees. Approximately 130 employees engaged in the warehousing of footwear in the United States are employed under a union contract, which will expire in September, 1999. In Canada, approximately 300 factory and warehouse employees are employed under union contracts, which expire in October, 1997 and October, 1998.

Retail Operations
-----------------

   The Company's retail operations currently include 1,256 retail shoe stores in the United States and Canada under the Famous Footwear, Naturalizer and F.X. LaSalle names. A portion of the retail sales carries Company-owned and licensed brand names with the footwear manufactured under contract to its specifications by foreign suppliers.

   In retail sales of footwear, the Company competes in a highly fragmented market with many organizations of various sizes operating retail shoe stores and departments. Competitors include local, regional and national shoe store chains, department stores, discount stores and numerous independent retail operators of various sizes. Quality, customer service, store location, merchandise selection and pricing are important components of retail competition.

Famous Footwear
---------------

   Famous Footwear is America's largest retailer of branded footwear for the entire family. Founded over 30 years ago, Famous Footwear was purchased by the Company in 1981 as a 32 store chain and has grown to 794 stores in the United States as of the end of fiscal 1996. Famous Footwear stores feature a wide selection of "brand names for less" of athletic, casual and dress shoes for women, men and children typically priced at 10% to 50% off manufacturers' suggested retail prices. Famous Footwear stores average approximately 5,000 square feet in size and are primarily located in strip centers and regional and outlet malls in the United States. Famous Footwear's branded product offering at discounted prices is designed to appeal to the needs of its target customers - value-oriented families.

-----------------

   Famous Footwear's product offering is intended to address the footwear needs of the entire family, by offering a selection of athletic, casual and dress merchandise for women, men and children at competitive prices. Footwear brands include Nike, Reebok, Dexter, Naturalizer, Keds, Rockport, Nunn Bush, Converse, Adidas, Fila, What's What, Connie and Buster Brown.

    Famous Footwear has developed a store model stock which reflects consumer demand, historical brand preferences, styles and sizes. This model is adjusted based upon store location and promotional opportunities. Product and promotional mix are managed to control gross margins. As part of its efforts to improve inventory management, and as a result of its growth, Famous Footwear opened a second regional distribution center, located in Lebanon, Tennessee, in 1995 to augment its distribution capabilities in the southern United States.

    Famous Footwear's distribution systems allow for merchandise to be delivered every week. In addition to the delivery of new styles, these systems provide item replenishment of the prior week's sales and redistribution of product to stores demonstrating the greatest item sell-through from stores with lower item sell-through. These systems of replenishment and distribution are designed to ensure that the right product is at the right place at the right time, and to control markdowns and gross margins.

      Famous Footwear's marketing program includes television and newspaper advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the target customer. In 1996, management invested over $25 million to communicate Famous Footwear's "brand names for less" image to target consumers, typically, on a weekly basis.

Naturalizer
-----------

    The Company's Naturalizer stores are showcases for the Company's flagship brand of women's shoes. The Company owns and operates 346 Naturalizer stores located in regional and outlet malls and shopping centers in the United States and 100 stores in Canada. Naturalizer stores average approximately 1,300 square feet in size. These stores are designed and merchandised to appeal to the Naturalizer target customer who is a style and comfort conscious woman between 40-60 years old, who seeks quality and value in her footwear selections. The Naturalizer stores offer a selection of women's footwear styles, including dress, casual and athletic shoes, primarily under the Naturalizer brand, but also under the NaturalSport brand of walking and casual shoes. The Naturalizer brand is one of the nation's leading women's footwear brands, providing comfort and quality in a variety of styles and sizes. The Naturalizer store product offering is typically priced between $50 and $85 per pair.

    Marketing programs for the Naturalizer stores have complemented the Company's Naturalizer brand advertising, building on the brand's consumer recognition and reinforcing the brand's added focus on style and quality. Similarly, the Company is in the process of upgrading certain of its Naturalizer stores to feature new signage and displays as well as a renewed focus on visual presentation, and the training and motivation of store managers and sales associates. The Company has invested in additional Naturalizer sales force training commensurate with the brand image of style, quality and comfort. In addition, the Company has implemented a database marketing program which targets and rewards frequent customers.

-----------------

    The Canadian retailing division operates 16 F.X. LaSalle stores, primarily in the Montreal, Canada market, which sell better-grade men's and women's footwear brands. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250. These stores average approximately 2,500 square feet.

    A summary of retail footwear stores operated by the Company at the prior three fiscal year-ends is as follows:

               Company-Owned Retail Footwear Stores
                                                       1996    1995    1994
                                                       ----    ----    ----
Famous Footwear
   Family footwear stores which feature "brand names
   for less"; located in strip centers and regional
   and outlet malls.                                    794     814     722
Naturalizer
   Stores selling the Naturalizer and NaturalSport
   brands of women's footwear; located in major
   malls, shopping centers and outlet centers
   throughout the U.S. and Canada.                      446     409     418
F. X. LaSalle
   Stores selling men's and women's better grade
   branded footwear in major malls in Canada.            16      15      14
Other Family Footwear Stores
   Selling men's, women's and children's footwear.        0       3       4
                                                      -----   -----   -----
   Total                                              1,256   1,241   1,158
                                                      =====   =====   =====

   At the beginning of fiscal 1996, 40 stores that were operated by Famous Footwear under the Naturalizer Outlet name were transferred to the Naturalizer Retail division of Brown Shoe Company.

Wholesale Operations
--------------------

   Footwear is distributed by Brown Shoe Company's Branded Marketing and Pagoda divisions to approximately 10,000 retailers including department stores, mass merchandisers and independent retailers in the United States, Europe, South America and the Far East, and to affiliates. Footwear is distributed in Canada by the Company's Canadian Wholesale division, which produces footwear in two Company-owned manufacturing facilities in Canada and which also imports certain footwear. Most of the Company's wholesale customers also sell shoes bought from competing footwear suppliers.

   The footwear industry in the United States continues to experience the migration from domestic manufacturing to international sourcing. Consistent with the adverse economics of maintaining domestic shoe manufacturing facilities, the Company closed its five remaining United States manufacturing facilities in 1995. The loss of production from the closure of these facilities has been made up by an increase in sourcing from the Company's Pagoda division.

-----------------

   The nature of the Company's wholesale shoe business is such that orders for shoes are solicited by the Company's sales force primarily during two selling seasons in each year, spring and fall. Orders placed as a result of these sales efforts are taken before the shoes are sourced with delivery generally within three to four months thereafter. Footwear is sold to wholesale customers on both a first-cost and landed basis. First-cost sales are those sales in which the Company obtains title to footwear from its overseas suppliers and typically relinquishes title to customers at a designated overseas port. Landed sales are those sales in which the Company obtains title to footwear from its overseas suppliers and maintains title until the footwear is inside the United States borders. After importing, the footwear may be sold directly to customers; certain high volume styles are inventoried to allow prompt shipment on reorder.

   At March 1, 1997, the Company's wholesale operations had a backlog of unfilled orders of approximately $168 million compared to approximately the same amount on March 2, 1996. Higher orders for women's footwear by department stores from the Brown Branded division in 1997 were offset by lower orders at the Pagoda division. This decrease is due to nonreplacement of the 1996 major Disney movie license, Hunchback of Notre Dame, with the comparable Disney license in 1997. Most orders are for delivery within the next 90-120 days, and although orders are subject to cancellation, the Company has not experienced significant cancellations in the past. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacturing and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Branded Marketing Division
--------------------------

   The Brown Shoe Company's Branded Marketing division is one of the nation's leading marketers of women's footwear. This division designs and markets the Company's Naturalizer, NaturalSport, Life Stride, LS Studio, Night Life, Penaljo, Larry Stuart Collection and The Original Dr. Scholl's brands. Each of the Company's brands is targeted to a specific customer segment representing different footwear styles and taste levels at different price points. The keystone of the Company's brand portfolio is the Naturalizer brand, which has a tradition of combining style and comfort. Introduced over 65 years ago, Naturalizer is one of the nation's leading women's footwear brands.

   Naturalizer, NaturalSport and Penaljo products emphasize style, comfort, quality and value. These brands provide a wide range of casual and dress footwear products, which combine comfort and fit with classic, relevant and up-to-date styling. NaturalSport provides functional walking shoes, sandals and clogs. The Life Stride Group, anchored by the Life Stride brand, is a leading entry-level price point, women's brand in department stores, offering fashion-right styling. The Larry Stuart Collection brand offers stylish, sophisticated European-inspired footwear for women. The division began marketing The Original Dr. Scholl's Exercise Sandal to department stores and specialty retailers in 1996, with an expanded collection of colors and styles to be introduced in 1997.

   The division's brands are sold in department stores, multi-line shoe stores and branded specialty stores. Currently the Company sells footwear products to substantially all the nation's major department store companies, including Dayton-Hudson, Dillard's, Federated, the May Company, Mercantile and Nordstrom.

-----------------

   Brown's Branded Marketing division maintains an independent sales force to market its Naturalizer, NaturalSport, Life Stride, LS Studio, Night Life and Larry Stuart Collection brands primarily to department and specialty footwear stores domestically. The sales force is responsible for developing and implementing marketing programs for each brand, planning promotional events, assisting in product development and managing the Company's relationships with its wholesale customers.

   Recently, the Company has intensified its marketing efforts by augmenting its market research, product development and marketing communications. The Company continues to build on and take advantage of the heritage and consumer recognition of its traditional brands, and it also is more clearly defining the independent brand images of certain other brands. During 1996, the division invested over $16 million in advertising and marketing in support of certain of its brands. Management estimates it will invest approximately $21 million in marketing programs in 1997.

Pagoda Division
---------------

   The Pagoda division is a leading sourcer and marketer of footwear.
Pagoda's operations consist of: (i) Pagoda USA, which markets branded, licensed and private label athletic, casual and dress footwear products to men, women and children at a variety of price points to mass merchandisers, mid-tier retailers, chains and department stores in the United States; (ii) Pagoda International, which markets the Company's branded and licensed athletic, casual and dress footwear for men, women and children, typically at moderate price points primarily to better specialty retailers in Europe, Latin America and the Far East; and (iii) Pagoda Trading, which sources footwear globally for Brown Shoe Company's Branded Marketing division, the Naturalizer Retail division, Pagoda USA and Pagoda International through its international offices.

   Pagoda USA, which is a leading private label footwear resource for many of the nation's retailers, including Wal-Mart, Kmart, Target and Payless Shoe Source, provided its wholesale customers with over 49 million pairs of shoes in 1996, and is a leading supplier of children's footwear. Pagoda International, which commenced operations in 1989, and currently has sales offices in Brazil, France and Hong Kong, has grown to sales of approximately $93 million in 1996 as the Company continues to increase its penetration of international footwear markets. Pagoda Trading, which in 1996 sourced 78 million pairs of shoes for Brown's Branded Marketing division, the Naturalizer Retail division, Pagoda USA, Pagoda International and Famous Footwear, has developed a global sourcing capability through its relationships with multiple third-party independent footwear manufacturers.

   Pagoda USA and Pagoda International design and market a broad offering of branded and licensed footwear for department stores, specialty footwear stores and other retailers, domestically and internationally, respectively. The major brand names of the Pagoda division's footwear include the following:

Women's:     Air Step
             Brittania (under license from Brittania Sportswear, Ltd.)
             Connie
             Dr. Scholl's (under license from Schering-Plough HealthCare
                Products, Inc. and Scholl Latin America Ltd.)
             Fanfares
             le coq sportif
             Mickey Unlimited (under license from The Walt Disney Company) Nature Sole
             Penn (under license from Penn Racquet Sports)
             Revelations

-----------------

Men's:       Brittania (under license from Brittania Sportswear, Ltd.)
             Cedar Trail
             Dr. Scholl's (under license from Schering-Plough HealthCare
                Products, Inc. and Scholl Latin America Ltd.)
             le coq sportif
             Penn (under license from Penn Racquet Sports)
             Regal
             Remington (under license from Remington Arms Company, Inc.) Russell (under license from Russell Corporation)
             U.S. 101
             UnionBay (under license from Seattle Pacific Industries, Inc.)

Children's   Anastasia (under license from Twentieth Century Fox)
             Barbie (under license from Mattel, Inc.)
             Batman (under license from Warner Bros. Consumer Products, France)
             Buster Brown
             Casper (under license from MCA/Universal Merchandising, Inc.)
             101 Dalmatians (under license from The Walt Disney Company)
             Disney Babies (under license from The Walt Disney Company)
             Doug (under license from The Walt Disney Company)
             Fanfares
             Hello Kitty (under license from Sanrio, Inc.)
             The Hunchback of Notre Dame (under license from The Walt Disney
                Company)
             Kazaam (under license from Interscope Communications, Inc.)
             The Lion King (under license from The Walt Disney Company)
             Looney Tunes (under license from Warner Bros. Consumer Products,
                France)
             Mickey & Co. (Under license from The Walt Disney Company)
             Mickey for Kids (under license from The Walt Disney
                Company)
             Nerf (under license from Hasbro, Inc.)
             Playskool (under license from Hasbro, Inc.)
             Pocahontas (under license from The Walt Disney Company)
             Remington (under license from Remington Arms Company, Inc.)
             Sailor Moon (under license from DIC Entertainment, L.P.)
             Space Jam (under license from Warner Bros. Consumer Products,
                France)
             Star Wars (under license from Lucasfilm, Ltd.)
             That's Donald (under license from The Walt Disney Company)
             Tonka (under license from Hasbro, Inc.)
             UnionBay (under license from Seattle Pacific Industries, Inc.)
             Wildcats
             Wishbone (under license from Lyrick Studios)
             YDS (under license from Schering-Plough HealthCare
                Products, Inc.)

   Pagoda USA and Pagoda International seek opportunities to develop additional brands through selective acquisitions or licenses. Products sold under license agreements, which are generally for an initial term of two to three years and subject to renewal, were responsible for approximately 13%, 13% and 17% in 1996, 1995, and 1994, respectively, of consolidated sales. In 1995, the Company acquired the le coq sportif brand, which has broad consumer recognition in Europe and Latin America, as part of its efforts to increase international sales. Similarly, Pagoda USA and Pagoda International entered into a long-term licensing agreement which is renewable through 2014 to market the Dr. Scholl's brand of affordable, high quality casual and work shoes for men and women both domestically and internationally. Recently, management has entered into additional license agreements enabling Pagoda to offer Star Wars domestically and internationally, and Batman, Space Jam and Looney Tunes footwear internationally.

-----------------

   Pagoda Trading sources essentially all of the footwear for the Company's Brown Branded Marketing division, the Naturalizer Retail division, Pagoda USA and Pagoda International operations. In addition, Pagoda Trading sources a limited amount of footwear for Famous Footwear. Pagoda Trading has developed a flexible, diversified global sourcing capability through its strong established relationships with multiple third-party independent footwear manufacturers. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of its established relationships.

   The Company currently maintains sourcing offices in Brazil, Italy, China, Hong Kong, Taiwan and Indonesia. This structure enables the Company to source footwear at various price levels from significant shoe manufacturing regions of the world. In 1996, over half of the footwear sourced by Pagoda Trading was from manufacturing facilities in China. The Company has the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of the Company's foreign sourcing in 1996:

            Country                         Millions of Pairs
            -------                         -----------------
           China                                  53.4
           Indonesia                              10.1
           Brazil                                  7.5
           Italy                                   4.0
           Taiwan                                  0.8
           All Other                               2.2
                                                  ----
              Total                               78.0
                                                  ====

   The Company monitors the quality components of its footwear products prior to production and inspects prototypes of each footwear product before production runs are commenced. The Company also performs random in-line quality control checks during and after production before footwear leaves the manufacturing facility.

   The Company recently augmented its design capabilities for developing and updating the styles comprising its broad footwear offering. Separate design teams are maintained for each of its brands and the Company maintains a staff of footwear designers who are responsible for the creation and development of new product styles. The Company's designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. When a new style is created, the Company's designers work closely with independent footwear manufacturers to translate their designs into new footwear styles.

ITEM 2 - PROPERTIES
-------------------

   The principal executive, sales and administrative offices of the Company are located in Clayton (St. Louis), Missouri, and consist of an owned office building.

   The Company's wholesale footwear operations are carried out at two distribution centers located in Missouri and two manufacturing and one distribution facility located in Ontario, Canada. All of the facilities are owned.

-------------------

   The Company's retail footwear operations are conducted throughout the United States and Canada and involve the operation of 1,256 shoe stores, including 116 in Canada. All store locations are leased with more than half having renewal options. In addition, Famous Footwear has leased office space, a leased 750,000 square foot distribution center, including a mezzanine level, in Madison, Wisconsin, and a leased 800,000 square foot distribution center, including mezzanine levels, in Lebanon, Tennessee, which began operations in November 1995.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

   The Company is a party to several uninsured lawsuits arising in the ordinary course of business. While the Company is unable to predict the ultimate outcome of these actions, it believes that their final resolution will not result in any materially adverse effect on the Company's financial position.

   The Company is involved in environmental remediation and ongoing compliance at several sites, including its closed New York tannery and at an owned manufacturing facility that is leased to another party, In addition, the Company has been identified by various governmental authorities as a potentially responsible party at certain landfills from disposal of solvents and other by-products from the closed tannery and shoe manufacturing facilities. See pages 18 and 31 of the Annual Report to Shareholders for the year ended February 1, 1997, which is incorporated herein by reference, for a discussion of the financial statement impact of environmental issues on the Company. Federal, State, and local provisions for environmental protection have not had, nor are they anticipated to have, a material effect on the Company's capital expenditures, financial position or competitive position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

   The following is a list of the names and ages of the executive officers of the registrant and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire May, 1997.

Name                      Age   Current Position
----                      ---   ----------------

B. A. Bridgewater, Jr.     63   Chairman of the Board, President, Chief
                                Executive Officer and Chairman of the
                                Executive Committee

Brian C. Cook              57   Vice President, Brown Group, Inc. and
                                President, Famous Footwear

Ronald N. Durchfort        43   President, Pagoda International

Ronald A. Fromm            46   Executive Vice President, Famous Footwear

J. Martin Lang             40   Vice President and Chief Financial Officer,
                                Famous Footwear

------------------------------------

Robert D. Pickle           59   Vice President, General Counsel and
                                Corporate Secretary

Gary M. Rich               46   President, Pagoda U.S.A.

Harry E. Rich              57   Director, Executive Vice President,
                                Chief Financial Officer and Member of the
                                Executive Committee

James M. Roe               51   Senior Vice President, Sales and Operations,
                                Famous Footwear

Andrew M. Rosen            46   Vice President and Treasurer

Richard C. Schumacher      49   Vice President and Controller

David H. Schwartz          52   President, Pagoda Trading

Mary Sylvia Siverts        37   Vice President, Public Affairs

Thomas A. Williams         48   Director, Vice President, Brown Group, Inc.
                                and President, Brown Shoe Company

E. Lee Wyatt, Jr.          44   Senior Vice President, Finance and
                                Administration, Brown Shoe Company

George J. Zelinsky         48   Senior Vice President and General Merchandise
                                Manager, Famous Footwear


   The period of service of each officer in the positions listed and other business experience are set forth below.

B. A. Bridgewater, Jr., Chairman of the Board and Chief Executive Officer of the registrant since 1985. President of the registrant prior to 1987 and since 1990.

Brian C. Cook, Vice President of the registrant since March 1992; President of Famous Footwear since 1981.

Ronald N. Durchfort, President of Pagoda International since March 1993. General Manager of Operations, France Office, from 1988 through March 1993.

Ronald A. Fromm, Executive Vice President, Famous Footwear since September 1992. Vice President and Chief Financial Officer of Famous Footwear from 1988 to 1992.

J. Martin Lang, Vice President and Chief Financial Officer, Famous Footwear since October 1995. From 1991 to 1995, served United States Shoe Corporation as Vice President of Finance -- Footwear Group from 1993 to 1995 and as Vice President and Chief Financial Officer - Footwear Retailing Group from 1991 to 1993.

Robert D. Pickle, Vice President, General Counsel and Corporate Secretary of the registrant since 1985.

Gary M. Rich, President of Pagoda U.S.A. since March 1993. President, Pagoda Trading Company, Inc. from June 1989 through March 1993. Executive Vice President, Sidney Rich Associates, Inc. from December 1980 through June 1989.

------------------------------------

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

Mary Sylvia Siverts, Vice President, Public Affairs since September 1993. Director of Public Relations from 1988 to 1993.

Thomas A. Williams, Vice President, Brown Group, Inc. and President, Brown Shoe Company since May 1996. Vice President, Footwear Wholesaling; President, Brown Shoe Company; and Chairman, Pagoda since January 1994. Chairman, Pagoda Trading Company, Inc., since January 1990. Vice President, International Operations of the registrant and Chairman, Brown Group International, Inc., from March 1993 to January 1994. Vice Chairman of Pagoda Trading Company from June 1989 to December 1989. Other management positions at Pagoda Trading Company from 1982 to 1990.

E. Lee Wyatt, Jr., Senior Vice President of Finance and Administration, Brown Shoe Company since May 1994. Vice President, Planning and Controller of the registrant from March 1994 to May 1994. Vice President, Planning and Taxes of the registrant from November 1992 to March 1994. Director, Corporate Planning and Taxes and Assistant Secretary from June 1990 to November 1992. Director, Corporate Planning and Tax from October 1989 to June 1990. Other management positions with the registrant from 1986 to 1989.

George J. Zelinsky, Senior Vice President and General Merchandise Manager, Famous Footwear since June 1989. Vice President, Women's Better Grade Division, Wohl Shoe Company from 1986 to 1989.

                              PART II


ITEM 5 -MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED SHAREHOLDER MATTERS
 -------------------------------------------------

   Common Stock market prices and dividends on page 39 of the Annual Report to Shareholders and the number of shareholders of record on page 41 of the Annual Report to Shareholders for the year ended February 1, 1997, are incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

   Selected Financial Data on page 19 of the Annual Report to Shareholders for the year ended February 1, 1997, is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------

   Management's Discussion and Analysis of Operations and Financial
Condition on pages 14 through 18 of the Annual Report to Shareholders for the year ended February 1, 1997, is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

   The consolidated financial statements of the Company and its subsidiaries on pages 20 through 38, and the supplementary financial information on page 39 of the Annual Report to Shareholders for the year ended February 1, 1997, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------

   None.

                              PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

   Information regarding Directors of the Company on pages 3 through 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held
May 22, 1997, is incorporated herein by reference. Information regarding Executive Officers of the Company is included in Part I of this Form 10-K following Item 4.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

   Information regarding Executive Compensation on pages 23 through 25 and 12 through 20 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 1997, is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   Security Holdings of Directors and Management on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 1997, is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   None.



                            PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K
------------------------------------------------------

(a) (1) and (2)   The response to this portion of Item 14
                  is submitted as a separate section of
                  this report.

(a) (3)           Exhibits

                  Exhibit No.:

    3.(i) (a)     Certificate of Incorporation of the Company
                  as amended through February 16, 1984,
                  incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended November 1, 1986.

      (i) (b) Amendment of Certificate of Incorporation of the Company filed February 20, 1987, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1988.

        (ii) Bylaws of the Company as amended through February 1, 1997, filed herewith.

     4. (a) Rights Agreement dated as of March 7, 1996 between the Company and Boatmen's Trust Company, which includes as Exhibit A the form of Rights Certificate evidencing the Company's Common Stock Purchase Rights, incorporated herein by reference to Form 8-K dated March 7, 1996.

        (b) (i)   First Supplemental Indenture dated as
                  of April 25, 1988, between the Company
                  and Citibank, N.A., as Trustee
                  (incorporated by reference to Exhibit
                  4(b) of the Company's Registration
                  Statement on Form S-3 (No. 33-21477)
                  originally filed by the Company with
                  the Commission on April 26, 1988).

        (b) (ii) Credit Agreement dated as of January 9, 1997, between the Company and the Lenders named therein, The Boatmen's National Bank of St. Louis, as Agent, and First Chicago Capital Markets, Inc., as Syndication Agent, incorporated herein by reference to Form 8-K dated January 17, 1997.

        (b) (iii) Indenture dated as of October 1, 1996, between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to Form 8-K dated
                  October 7, 1996.

        (c)       Senior Note Agreement, dated as of
                  October 24, 1995, between the Company
                  and Prudential Insurance Company of
                  America, as amended, filed herewith.

        (d)       Certain instruments with respect to
                  the long-term debt of the Company are
                  omitted pursuant to Item
                  601(b)(4)(iii) of Regulation  S-K
                  since the amount of debt authorized
                  under each such omitted instrument
                  does not exceed 10 percent of the
                  total assets of the Company and its
                  subsidiaries on a consolidated basis.
                  The Company hereby agrees to furnish a
                  copy of any such instrument to the
                  Securities and Exchange Commission
                  upon request.

    10. (a)*      Stock Option and Restricted Stock Plan
                  of 1987, as amended, incorporated
                  herein by reference to Exhibit 3 to
                  the Company's definitive proxy
                  statement dated April 26, 1988.

        (b)*      Stock Option and Restricted Stock Plan of
                  1994, incorporated herein by reference to
                  Exhibit 3 to the Company's definitive proxy statement dated April 20, 1994.

    11.           Computation of earnings per share.

    13.           Annual Report to Shareholders of Brown
                  Group, Inc. for the fiscal year ended
                  February 1, 1997.  Such report, except
                  for portions incorporated by reference
                  herein, is furnished for the
                  information of the SEC and is not
                  "filed" as part of this report.

    21.           Subsidiaries of the registrant.

    23.           Consent of Independent Auditors.

    24.           Power of attorney (contained on signature page).

    27.           Financial Data Schedule

    99.1          Safe Harbor For Forward Looking Statements;
                  Certain Risk Factors That Could Affect the Company's Operating Results

(b)               Reports on Form 8-K:

                  The Company filed a current report on Form
                  8-K dated November 19, 1996, which announced its results for the quarter ended November 2, 1996, and for the nine months ended November 2, 1996.

                  The Company filed a current report on Form
                  8-K dated January 17, 1997, which announced the placement of a new revolving bank Credit Agreement in the amount of $155 million for a three-year term; and announced that the Company had entered into a first supplemental indenture supplementing the Indenture dated October 1, 1996 (related to the 9-1/2% Senior Notes due 2006) whereby certain wholly-owned subsidiaries unconditionally guaranteed the 9-1/2% Senior Notes due 2006.

(c)               Exhibits:

                  Exhibits begin on page 22 of this Form 10-K.

                  On request copies of any exhibit will be furnished to shareholders upon payment of the Company's reasonable expenses incurred in furnishing such exhibits.

(d)               Financial Statement Schedule.

*Denotes management contract or compensatory plan arrangements.

                             SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: April 16, 1997                                  BROWN GROUP, INC.
                                                        (Registrant)

                                               By     Harry E. Rich /s/
                                               --------------------------------
                                                   Executive Vice President and
                                                   on behalf of the Company as
                                                   Principal Financial Officer


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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 16, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


            Signatures                               Title
            ----------                               -----


    B. A. Bridgewater, Jr. /s/        Chairman of the Board of Directors
--------------------------------         President and Chief Executive
                                      Officer and on behalf of the Company
                                         as Principal Executive Officer



    Harry E. Rich /s/                 Director, Executive Vice President
---------------------------------        and Chief Financial Officer



    Richard C. Schumacher /s/         Vice President and Controller and
----------------------------------       on behalf of the Company as
                                        Principal Accounting Officer

            Signature                                Title
            ---------                                -----



       Richard A. Liddy /s/                Director and Chairman of
----------------------------------            Audit Committee




      John Peters MacCarthy /s/                   Director
-----------------------------------




        William E. Maritz /s/                     Director
-----------------------------------




         Jerry E. Ritter /s/                       Director
------------------------------------




      Thomas A. Williams /s/                       Director
-------------------------------------

                     ANNUAL REPORT ON FORM 10-K

                ITEM 14 (a)  (1) and (2), and (d)


                LIST OF FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULE


                   YEAR ENDED FEBRUARY 1, 1997


                        BROWN GROUP, INC.

                       ST. LOUIS, MISSOURI

FORM 10-K  -  ITEM 14 (a) (1) and (2), and (d)
BROWN GROUP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




   The following consolidated financial statements of Brown Group, Inc. and subsidiaries included in the annual report of the registrant to shareholders for the year ended February 1, 1997, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - February 1, 1997, and February 3, 1996.

     Consolidated Earnings - Years ended February 1, 1997, February 3, 1996, and January 28, 1995.

     Consolidated Cash Flows - Years ended February 1, 1997, February 3, 1996, and January 28, 1995.

     Consolidated Shareholders' Equity - Years ended February 1, 1997, February 3, 1996, and January 28, 1995.

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

                                SCHEDULE VIII


                      VALUATION AND QUALIFYING ACCOUNTS
                              BROWN GROUP, INC.


-------------------------------------------------------------------------------
    COL. A.                 COL. B          COL. C         COL. D       COL. E
-------------------------------------------------------------------------------
                                           ADDITIONS
                                     ----------------------
                                       (1)        (2)
                            Balance             Charged to
                              at     Charged to   Other               Balance
                           Beginning Costs and  Accounts- Deductions- at End
                           of Period  Expenses  Describe   Describe   of Period
-------------------------------------------------------------------------------
(Thousands)

YEAR ENDED FEBRUARY 1, 1997

Deducted from assets:

   For doubtful accounts
      and discounts        $11,267   $5,982               $7,046-A    $10,203


YEAR ENDED FEBRUARY 3, 1996

Deducted from assets:

   For doubtful accounts
      and discounts         11,664    5,101                5,498-A     11,267


YEAR ENDED JANUARY 28, 1995

Deducted from assets:

   For doubtful accounts
      and discounts         10,817    6,442                5,595-A     11,664



A.  Accounts written off, net of recoveries
    and discounts taken.

                        BROWN GROUP, INC.
           ANNUAL REPORT TO SHAREHOLDERS ON FORM 10-K
                       INDEX TO EXHIBITS


                                                           Page of Sequential
                    Exhibit                                 Numbering System
                    -------                                ------------------

   3.(ii)   Bylaws as amended through February 1, 1997

   4.(c)    Senior Note Agreement, dated as of October 24,
            1995, between the Company and Prudential
            Insurance Company of America, as amended.

  11.       Computation of earnings per share

  13.       1996 Annual Report to Shareholders of
               Brown Group, Inc.

  21.       Subsidiaries of the registrant

  23.       Consent of Independent Auditors

  24.       Power of Attorney (see signature page)

  27.       Financial Data Schedule

  99.1      Safe Harbor for Forward-Looking Statements;
            Certain Risk Factors That Could Affect
            the Company's Operating Results