Form 10-Q
period 1997-05-03
BROWN GROUP INC
filed 1997-06-11
CIK 14707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   May 3, 1997

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

   As of May 31, 1997, 18,032,477 shares of the registrant's common stock were outstanding.

                             BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)

                                            (Unaudited)
                                          ----------------
                                          May 3,      May 4,    February 1,
                                           1997        1996        1997
                                          ------      ------    -----------
ASSETS
Current Assets
  Cash and Cash Equivalents             $  28,168   $  22,146   $  38,686
  Receivables, net of allowances of
    $10,107 at May 3, 1997,
    $10,916 at May 4, 1996, and
    $10,203 at February 1, 1997            87,312      76,582      90,246
  Inventories, net of adjustment to
    last-in, first-out cost of
    $17,578 at May 3, 1997,
    $24,968 at May 4, 1996, and
    $18,846 at February 1, 1997           401,123     374,272     398,803
  Other Current Assets                     39,257      42,340      37,040
                                        ---------    --------   ---------
     Total Current Assets                 555,860     515,340     564,775

Property and Equipment                    205,886     198,374     202,229
  Less allowances for depreciation
    and amortization                     (121,660)   (112,089)   (116,849)
                                        ---------   ---------   ---------
                                           84,226      86,285      85,380
Other Assets                               71,784      68,881      72,220
                                        ---------   ---------   ---------
                                        $ 711,870   $ 670,506   $ 722,375
                                        =========   =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                         $  53,000   $ 144,500   $  62,000
  Accounts Payable                        122,431      95,847     124,697
  Accrued Expenses                         74,417      63,925      71,053
  Income Taxes                              5,891       4,400       4,005
  Current Maturities of Long-Term Debt      2,000       2,000       2,000
                                        ---------   ---------   ---------
      Total Current Liabilities           257,739     310,672     263,755

Long-Term Debt and Capitalized
  Lease Obligations                       197,025     104,022     197,025
Other Liabilities                          24,490      27,167      24,558

Shareholders' Equity
  Common Stock                             67,612      67,224      67,387
  Additional Capital                       47,047      45,892      46,310
  Cumulative Translation Adjustment        (6,514)     (4,574)     (4,433)
  Unamortized Value of Restricted Stock    (6,037)     (7,056)     (5,700)
  Retained Earnings                       130,508     127,159     133,473
                                        ---------   ---------   ---------
                                          232,616     228,645    237,037
                                        ---------   ---------   ---------
                                        $ 711,870   $ 670,506   $ 722,375
                                        =========   =========   =========

See Notes to Condensed Consolidated Financial Statements.

                             BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)

                                                      Thirteen Weeks Ended
                                                     ---------------------
                                                       May 3,    May 4,
                                                        1997      1996
                                                     --------   --------
Net Sales                                            $391,815   $355,785
Cost of Goods Sold                                    245,982    219,908
                                                     --------   --------
Gross Profit                                          145,833    135,877
                                                     --------   --------

Selling and Administrative Expenses                   138,007    130,684
Interest Expense                                        5,765      4,733
Other (Income)                                           (436)      (401)
                                                     --------   --------
Earnings Before Income Taxes                            2,497        861

Income Tax Provision                                      955        334
                                                     --------   --------
NET EARNINGS                                         $  1,542   $    527
                                                     ========   ========


NET EARNINGS PER COMMON SHARE                        $    .09   $    .03
                                                     ========   ========
Weighted Average Number of
   Outstanding Shares
   of Common Stock                                     17,746     17,615

DIVIDENDS PER COMMON SHARE                           $    .25   $    .25
                                                     ========   ========







See Notes to Condensed Consolidated Financial Statements.

                             BROWN GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Thousands)

                                                    Thirteen Weeks Ended
                                                   ---------------------
                                                     May 3,     May 4,
                                                      1997       1996
                                                   ---------   ---------
Net Cash Provided (Used) by Operating Activities   $   7,066   $ (36,119)

Investing Activities:
  Capital expenditures                                (4,395)     (4,185)
  Other                                                  318         824
                                                   ---------   ---------
Net Cash Provided (Used) by Investing Activities      (4,077)     (3,361)

Financing Activities:
  Increase (decrease) in short-term notes payable     (9,000)     32,500
  Principal payments of long-term debt                     -      (1,450)
  Dividends paid                                      (4,507)     (4,482)
                                                   ---------   ---------

Net Cash Provided (Used) by Financing Activities     (13,507)     26,568
                                                   ---------   ---------

Increase (Decrease) in Cash and Cash Equivalents     (10,518)    (12,912)

Cash and Cash Equivalents at Beginning of Period      38,686      35,058
                                                   ---------   ---------

Cash and Cash Equivalents at End of Period         $  28,168   $  22,146
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

 The Company's business is subject to seasonal influences, and interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

 For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report and Form 10-K for the period ended February 1, 1997.


 Note B - Earnings Per Share
 ---------------------------

 Net earnings per share of Common Stock is computed by dividing net earnings by the weighted average number of shares outstanding. The dilutive effect of stock options is not significant and is therefore excluded from the calculation.

 In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued which the Company is required to adopt by the end of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior interim and annual periods. The impact of the provisions of SFAS No. 128 on the calculation of Basic and Diluted earnings per share for the quarters ended May 3, 1997 and May 4, 1996 is not material.


 Note C - Inventories
 --------------------

 During fiscal 1996, the remaining domestically manufactured footwear at Brown Shoe Company was sold resulting in a liquidation of LIFO inventory layers. The effect of this liquidation was to increase first quarter 1996 pretax earnings by $3.1 million.

 Note D: Condensed Consolidating Financial Information
 -----------------------------------------------------

 Certain of the Company's debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of May 3, 1997 and May 4, 1996, and the related condensed consolidating statements of earnings and cash flows for the quarters ended May 3, 1997 and May 4, 1996, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.

                 Condensed Consolidating Balance Sheet
                           As of May 3, 1997

                                             Guarantor   Non-Guarantor                 Consolidated
                                    Parent  Subsidiaries Subsidiaries   Eliminations     Totals
                                  --------  ------------ -------------  ------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents . . . $     54    $  4,330     $ 23,784      $       -      $ 28,168
  Receivables, net. . . . . . . .   30,612      13,542       43,158                       87,312
  Inventory, net. . . . . . . . .   61,367     306,179       47,495        (13,918)      401,123
  Other current assets  . . . . .    9,160      16,820        7,997          5,280        39,257
                                  --------    --------     --------      ---------      --------
   Total Current Assets . . . . .  101,193     340,871      122,434         (8,638)      555,860
Property and Equipment, net . . .   17,617      58,789        7,820              -        84,226
Other Assets . . . .  . . . . . .   42,557      16,307       13,167           (247)       71,784
Investment in Subsidiaries  . . .  261,715      57,624        7,364       (326,703)            -
                                  --------    --------     --------      ---------      --------
   Total Assets . . . . . . . . . $423,082    $473,591     $150,785      $(335,588)     $711,870
                                  ========    ========     ========      =========      ========
Liabilities & Shareholders' Equity
Current Liabilities
  Notes payable . . . . . . . . . $ 53,000    $      -     $      -      $       -      $ 53,000
  Accounts payable. . . . . . . .    5,906      88,195       28,330              -       122,431
  Accrued expenses. . . . . . . .   22,171      38,210       14,249           (213)       74,417
  Income taxes. . . . . . . . . .    1,159       4,539          280            (87)        5,891
  Current maturities of
   long-term debt . . . . . . . .    2,000           -            -              -         2,000
                                  --------    --------     --------      ---------      --------
      Total Current Liabilities .   84,236     130,944       42,859           (300)      257,739
Long-Term Debt and Capitalized
   Lease Obligations. . . . . . .  197,025           -           75            (75)      197,025
Other Liabilities . . . . . . . .   21,756       2,244          594           (104)       24,490
Intercompany Payable (Receivable) (112,551)    100,982       14,836         (3,267)            -
Shareholders' Equity. . . . . . .  232,616     239,421       92,421       (331,842)      232,616
                                  --------    --------     --------      ---------      --------
      Total Liabilities and
        Shareholders' Equity. . . $423,082    $473,591     $150,785      $(335,588)     $711,870
                                  ========    ========     ========      =========      ========

              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                   THIRTEEN WEEKS ENDED MAY 3, 1997

                                         Guarantor     Non-Guarantor                  Consolidated
                               Parent   Subsidiaries   Subsidiaries    Eliminations      Totals
                               -------  ------------   -------------   ------------   ------------
Net Sales. . . . . . . . . . . $65,425    $289,541       $102,597        $(65,748)      $391,815
Cost of goods sold . . . . . .  48,286     180,478         83,004         (65,786)       245,982
                               -------    --------       --------        --------       --------
   Gross profit. . . . . . . .  17,139     109,063         19,593              38        145,833

Selling and
  administrative expenses. . .  20,075    100,402          17,902            (372)       138,007
Interest expense . . . . . . .   5,709          -              56               -          5,765
Intercompany interest
   (income) expense. . . . . .  (3,934)     3,933               1               -              -
Other (income) expense . . . .    (977)        16             115             410           (436)
Equity in (earnings)
  of subsidiaries. . . . . . .  (4,133)    (1,522)              -           5,655              -
                               -------    -------        --------        --------       --------
   Earnings (Loss) Before
    Income Taxes . . .             399      6,234           1,519          (5,655)         2,497
Income tax provision (benefit)  (1,143)     2,101              (3)              -            955
                               -------    -------        --------        --------       --------
   Net Earnings  . . . . . . . $ 1,542    $ 4,133        $  1,522        $ (5,655)      $  1,542
                               =======    =======        ========        ========       ========

            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   THIRTEEN WEEKS ENDED MAY 3, 1997

                                         Guarantor     Non-Guarantor                  Consolidated
                               Parent   Subsidiaries   Subsidiaries    Eliminations      Totals
                               -------  ------------   -------------   ------------   ------------

Net Cash Provided (Used) by
   Operating Activities. . . . $ 9,423    $ 4,312        $(13,541)       $ 6,872        $  7,066

Investing Activities:
   Capital expenditures. . . .    (514)    (3,372)           (509)             -          (4,395)
   Other . . . . . . . . . . .     318          -               -              -             318
                               -------    -------        --------        -------        --------
Net Cash (Used) by
   Investing Activities. . . .    (196)    (3,372)           (509)             -          (4,077)
                                                         --------        -------        --------
Financing Activities:
   Increase (decrease) in
    short-term notes payable .  (9,000)         -               -              -          (9,000)
   Dividends paid. . . . . . .  (4,507)         -               -              -          (4,507)
   Intercompany financing. . .   4,464     (2,920)          7,527         (9,071)              -
                               -------    -------        --------        -------        --------
Net Cash Provided (Used) by
   Financing Activities. . . .  (9,043)    (2,920)          7,527         (9,071)        (13,507)

Increase (Decrease) in Cash
   and Cash Equivalents. . . .     184     (1,980)         (6,523)        (2,199)        (10,518)
Cash and Cash Equivalents at
   Beginning of Period . . . .    (130)     6,310          30,307          2,199          38,686
                               -------    -------        --------        -------        --------
Cash and Cash Equivalents at
   End of Period . . . . . . . $    54    $ 4,330        $ 23,784        $     -        $ 28,168
                               =======    =======        ========        =======        ========

                 CONDENSED CONSOLIDATING BALANCE SHEET
                           AS OF MAY 4, 1996

                                             Guarantor   Non-Guarantor                 Consolidated
                                    Parent  Subsidiaries Subsidiaries   Eliminations     Totals
                                  --------  ------------ -------------  ------------   ------------
Assets
Current Assets
   Cash and cash equivalents. . . $   1,287   $  8,860     $ 11,999      $       -      $ 22,146
   Receivables, net . . . . . . .    28,522     11,053       37,007              -        76,582
   Inventory, net . . . . . . . .    49,007    293,795       41,554        (10,084)      374,272
   Other current assets . . . . .    16,851     15,061        7,510          2,918        42,340
                                  ---------   ---------    --------      ---------      --------
    Total Current Assets. . . . .    95,667    328,769       98,070         (7,166)      515,340
Property and Equipment, net . . .    18,664     59,902        7,719              -        86,285
Other Assets. . . . . . . . . . .    40,225     16,236       12,842           (422)       68,881
Investment in Subsidiaries. . . .   242,752     46,709        3,811       (293,272)            -
                                  ---------   --------     --------      ---------      --------
    Total Assets. . . . . . . . . $ 397,308   $451,616     $122,442      $(300,860)     $670,506
                                  =========   ========     ========      =========      ========
Liabilities & Shareholders' Equity
Current Liabilities
   Notes payable. . . . . . . . . $ 144,500   $      -     $      -      $       -      $144,500
   Accounts payable . . . . . . .     4,920     69,395       21,532              -        95,847
   Accrued expenses . . . . . . .    29,595     32,923       10,733         (9,326)       63,925
   Income taxes . . . . . . . . .     3,112       (670)       2,310           (352)        4,400
   Current maturities of
    long-term debt. . . . . . . .     2,000          -            -              -         2,000
                                  ---------   --------     --------      ---------      --------
       Total Current Liabilities.   184,127    101,648       34,575         (9,678)      310,672
Long-Term Debt and Capitalized
    Lease Obligations . . . . . .   104,022          -          125           (125)      104,022
Other Liabilities . . . . . . . .    22,246      2,941          632          1,348        27,167
Intercompany Payable (Receivable)  (141,732)   132,061        3,667          6,004             -
Shareholders' Equity. . . . . . .   228,645    214,966       83,443       (298,409)      228,645
                                  ---------   --------     --------      ---------      --------
       Total Liabilities and
          Shareholders' Equity. . $ 397,308   $451,616     $122,442      $(300,860)     $670,506
                                  =========   ========     ========      =========      ========

             CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                   THIRTEEN WEEKS ENDED MAY 4, 1996

                                         Guarantor     Non-Guarantor                  Consolidated
                               Parent   Subsidiaries   Subsidiaries    Eliminations      Totals
                               -------  ------------   -------------   ------------   ------------
Net Sales. . . . . . . . . . . $62,803    $272,324       $89,669         $(69,011)      $355,785
Cost of goods sold . . . . . .  45,083     171,573        72,317          (69,065)       219,908
                               -------    --------       -------         --------       --------
   Gross profit. . . . . . . .  17,720     100,751        17,352               54        135,877

Selling and
  administrative expenses. . .  18,144      95,009        17,782             (251)       130,684
Interest expense . . .           4,524         191            18                -          4,733
Intercompany interest
   (income) expense. . . . . .  (3,666)      3,673            (7)               -              -
Other (income) expense . . . .  (1,259)         57           496              305           (401)
Equity in (earnings) loss
   of subsidiaries . . . . . .    (301)        837             -             (536)             -
                               -------    --------       -------         --------       --------
   Earnings (Loss) Before
    Income Taxes . . . . . . .     278         984          (937)             536            861
Income tax provision (benefit)    (249)        683          (100)               -            334
                               -------    --------       -------         --------       --------
   Net Earnings  . . . . . . . $   527    $    301       $  (837)        $    536       $    527
                               =======    ========       =======         ========       ========

            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   THIRTEEN WEEKS ENDED MAY 4, 1996

                                         Guarantor     Non-Guarantor                  Consolidated
                                Parent   Subsidiaries   Subsidiaries    Eliminations      Totals
                                -------  ------------   -------------   ------------   ------------

Net Cash Used by
   Operating Activities .       $(5,662)   $(12,435)      $(11,522)       $(6,500)       $(36,119)

Investing Activities:
   Capital expenditures .          (189)     (3,315)          (681)             -          (4,185)
   Other . . . . . . .              820           4              -              -             824
                                -------    --------       --------        -------        --------
Net Cash Provided (Used) by
   Investing Activities .           631      (3,311)          (681)             -          (3,361)

Financing Activities:
   Increase (decrease) in
    short-term notes payable .   32,500           -              -              -          32,500
   Repurchase of long-term debt  (1,450)          -              -              -          (1,450)
   Dividends paid. . .           (4,482)          -              -              -          (4,482)
   Intercompany financing       (19,959)     15,640         (2,181)         6,500               -
                                -------    --------       --------        -------        --------
Net Cash Provided (Used) by
   Financing Activities .         6,609      15,640         (2,181)         6,500          26,568

Increase (Decrease) in Cash
   and Cash Equivalents. .        1,578        (106)       (14,384)             -         (12,912)
Cash and Cash Equivalents at
   Beginning of Period             (291)      8,966         26,383              -          35,058
                                -------    --------       --------        -------        --------
Cash and Cash Equivalents at
   End of Period . . . . . . . .$ 1,287    $  8,860       $ 11,999        $     -        $ 22,146
                                =======    ========       ========        =======        ========

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  --------------------------------------------------------------------

 Results of Operations
 ---------------------

 Quarter ended May 3, 1997 compared to the Quarter ended May 4, 1996
 -------------------------------------------------------------------

 Consolidated net sales for the fiscal quarter ended May 3, 1997, were $391.8 million, compared to $355.8 million in the quarter ended May 4, 1996.

 First quarter 1997 sales from the footwear retailing operations increased 6.6% from the first quarter of 1996. Famous Footwear's total sales of $199.9 million increased 8.8% from last year reflecting a same-store sales increase of 3.5% and 14 more stores. The Canadian retailing operation's sales increased 7.1% with a same-store sales increase of 4.0% and five more units than the prior year. The Naturalizer Retail division's total sales decreased 6.2% in the 1997 quarter to $31.0 million and declined 5.5% on a same-store basis, reflecting eight fewer stores and continuing slower dress shoe sales and a reduction in promotional merchandise.

 Sales at Brown Shoe Company's combined wholesale operations - Brown Branded Marketing and Pagoda - increased 17.2% to $142.3 million compared to $121.4 million in last year's first quarter. The sales gain was driven by higher sales of the Naturalizer and NaturalSPORT brands, strong performance by the Original Dr. Scholl's Exercise Sandal line and higher shipments by Pagoda U.S.A. Sales at the Canadian Wholesale division increased 2.9% in the quarter.

 Gross profit as a percent of sales decreased to 37.2% from 38.2% for the same period last year. This decline was almost entirely due to the nonrecurring pretax gain of $3.1 million from the liquidation of LIFO inventories in last year's first quarter.

 Selling and administrative expenses as a percent of sales decreased to 35.2% from 36.7% for the same period last year. This improvement was due to higher sales and the continued improved leveraging of the expense base at Famous Footwear.

 As a result of the higher sales and lower expense rate, net earnings of $1.5 million for the first quarter of 1997 improved over the $.5 million of net earnings in the first quarter of 1996, which included an aftertax nonrecurring gain of $2.0 million from the liquidation of LIFO inventories.

Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:

                                        May 3,   May 4,    February 1,
                                        1997     1996         1997
                                       -------  -------    -----------

 Working Capital (millions)            $298.1   $204.7      $301.0

 Current Ratio                          2.2:1    1.7:1       2.1:1

 Total Debt as a Percentage of
    Total Capitalization                52.0%     52.3%      52.4%

 Net Debt (Total Debt less Cash and
    Cash Equivalents) as a Percentage
    of Total Capitalization             49.0%     50.0%      48.4%



 Cash flow from operating activities for the first quarter of fiscal 1997 was a net generation of $7.1 million versus a net use of $36.1 million last year. The 1996 usage primarily reflects an increase in inventory at Famous Footwear (due to 77 more stores) and lower accounts payable (due to the timing of purchases). In 1997's first quarter, cash was generated by better management of inventory and accounts payable.

 The improvement in the current ratio at May 3, 1997, compared to May 4, 1996, is due to the debt repositioning that the Company completed in the fourth quarter of 1996, which included the issuance of $100 million of long-term debt and a reduction in short-term notes payable.

 The decrease in the ratio of total debt as a percentage of total capitalization at May 3, 1997, compared to the end of fiscal 1996, is due primarily to the Company's lower level of short-term notes payable. At May 3, 1997, $53.0 million was borrowed and $14.5 million of letters of credit were outstanding under the Company's $155 million revolving bank Credit Agreement. In addition, at May 3, 1997, the Company had letters of credit of approximately $6.5 million outstanding through other banking institutions under uncommitted facilities.


 Forward Looking Statements
 --------------------------

 The preceding Management's Discussion and Analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Exhibit 99 to the Company's fiscal 1996 Annual Report on Form 10-K, detailed factors that could cause variations in results to occur are listed and discussed. Such
 Exhibit is incorporated herein by reference.

                  PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings
 --------------------------

   There have been no material developments during the quarter ended May 3, 1997, in the legal proceedings described in the Corporation's Form 10-K for the period ended February 1, 1997.


 Item 4 - Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

   At the Annual Meeting of Shareholders held on May 22, 1997, one proposal described in the Notice of Annual Meeting of Shareholders dated April 16, 1997, was voted upon.

   1. The shareholders elected four directors,  Mr. Joseph L. Bower, Mr.
       Harry E. Rich, Mr. Jerry E. Ritter, and Mr. Thomas A. Williams, and for terms of three years each. The voting for each director was as follows:

       Directors                              For    Withheld
       ---------                          ---------- --------
      Joseph L. Bower                     15,508,557  300,212
      Harry E. Rich                       15,533,842  274,927
      Jerry E. Ritter                     15,526,142  282,627
      Thomas A. Williams                  15,613,846  194,923



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

             (ii)     Bylaws of the Corporation as amended
                      through February 1, 1997,
                      incorporated herein by reference to
                      Exhibit 3 to the Company's Report on
                      Form 10-K for the fiscal year ended
                      February 1, 1997.

         (11)         Computation of Earnings Per Share
                      (Page 14)

         (27)         Financial Data Schedule (Page 15)

      (99.1)       Discussion of Certain Risk Factors
                      That Could Affect the Company's
                      Operating Results as incorporated
                      herein by reference to the Company's
                      Report on Form 10-K for the fiscal
                      year ended February 1, 1997.

    (b)  Reports on Form 8-K:

         The Corporation filed no reports on Form 8-K during the quarter ended May 3, 1997.



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BROWN GROUP, INC.


 Date: June   , 1997                           /s/ Harry E. Rich
                                        --------------------------------
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer

                                                               EXHIBIT 11

                    COMPUTATION OF EARNINGS PER SHARE

                            BROWN GROUP, INC.

(Thousands, except per share)

                                                         Thirteen Weeks Ended
                                                         --------------------
                                                          May 3,     May 4,
                                                           1997       1996
                                                         -------    -------
PRIMARY

Weighted average shares outstanding                       17,746     17,615

Net effect of dilutive stock options based on
  the treasury stock method using average market price        32          -
                                                        --------    -------
     TOTAL                                                17,778     17,615
                                                        ========    =======

Net earnings                                            $  1,542    $   527
                                                        ========    =======

Net earnings per share (1)                              $    .09    $   .03
                                                        ========    =======

FULLY DILUTED

Weighted average shares outstanding                       17,746     17,615

Net effect of dilutive stock options based on
  the treasury stock method using the period-end market
  price, if higher than the average market price              33         21
                                                        --------    -------
   TOTAL                                                  17,779     17,636
                                                        ========    =======

Net earnings                                            $  1,542    $   527
                                                        ========    =======

Net earnings per share (1)                              $    .09    $   .03
                                                        ========    =======

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share