Form 10-Q
period 1997-08-02
BROWN GROUP INC
filed 1997-09-15
CIK 14707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   August 2, 1997

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

   As of August 30, 1997, 18,021,477 shares of the registrant's common stock were outstanding.

                             BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)


                                             (Unaudited)
                                        --------------------
                                        August 2,  August 3,   February 1,
                                          1997       1996         1997
                                        ---------  ---------   -----------
ASSETS

Current Assets
  Cash and Cash Equivalents             $  42,320  $  35,120   $  38,686
  Receivables, net of allowances of
    $8,974 at August 2, 1997,
    $10,723 at August 3, 1996, and
    $10,203 at February 1, 1997            73,484     77,760      90,246
  Inventories, net of adjustment to
    last-in, first-out cost of
    $17,203 at August 2, 1997,
    $22,835 at August 3, 1996, and
    $18,846 at February 1, 1997           439,208    410,282     398,803
  Other Current Assets                     37,634     41,724      37,040
                                        ---------  ---------   ---------
    Total Current Assets                  592,646    564,886     564,775

Property and Equipment                    208,234    199,279     202,229
  Less allowances for depreciation
    and amortization                     (124,368)  (114,981)   (116,849)
                                        ---------  ---------   ---------
                                           83,866     84,298      85,380

Other Assets                               72,110     69,729      72,220
                                        ---------  ---------   ---------
                                        $ 748,622  $ 718,913   $ 722,375
                                        =========  =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                         $  47,000  $ 121,000   $  62,000
  Accounts Payable                        160,795    157,015     124,697
  Accrued Expenses                         80,154     72,739      71,053
  Income Taxes                              5,674      5,703       4,005
  Current Maturities of Long-Term Debt      2,000      2,000       2,000
                                        ---------  ---------   ---------
      Total Current Liabilities           295,623    358,457     263,755

Long-Term Debt and Capitalized
  Lease Obligations                       197,025    104,022     197,025
Other Liabilities                          23,929     26,314      24,558

Shareholders' Equity
  Common Stock                             67,590     67,376      67,387
  Additional Capital                       46,814     46,467      46,310
  Cumulative Translation Adjustment        (6,599)    (4,829)     (4,433)
  Unamortized Value of Restricted Stock    (5,290)    (7,075)     (5,700)
  Retained Earnings                       129,530    128,181     133,473
                                        ---------  ---------   ---------
                                          232,045    230,120     237,037
                                        ---------  ---------   ---------
                                        $ 748,622  $ 718,913   $ 722,375
                                        =========  =========   =========

See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)

                                   Thirteen Weeks Ended    Twenty-six Weeks Ended
                                   ---------------------   ----------------------
                                   August 2,   August 3,   August 2,    August 3,
                                     1997        1996        1997          1996
                                   ---------   ---------   ---------    ---------
Net Sales                          $378,823    $389,983    $770,638     $745,768
Cost of Goods Sold                  232,587     245,462     478,569      465,370
                                   --------    --------    --------     --------
Gross Profit                        146,236     144,521     292,069      280,398

Selling and Administrative Expenses 134,746     130,786     272,753      261,470
Interest Expense                      5,364       4,522      11,129        9,255
Other (Income) Expense                  346         261         (90)        (140)
                                   --------    --------    --------     --------

Earnings Before Income Taxes          5,780       8,952       8,277        9,813

Income Tax Provision                  2,250       3,438       3,205        3,772
                                   --------    --------    --------     --------

NET EARNINGS                       $  3,530    $  5,514    $  5,072     $  6,041
                                   ========    ========    ========     ========


NET EARNINGS PER COMMON SHARE      $    .20    $    .31    $    .29     $    .34
                                   ========    ========    ========     ========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                   17,786      17,637      17,766       17,626


DIVIDENDS PER COMMON SHARE         $    .25    $    .25    $    .50     $    .50
                                   ========    ========    ========     ========






See Notes to Condensed Consolidated Financial Statements.

                             BROWN GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


(Thousands)

                                                   Twenty-six Weeks Ended
                                                   ----------------------
                                                   August 2,    August 3,
                                                     1997         1996
                                                   ---------    ---------

Net Cash Provided by Operating Activities          $  36,942    $   8,357

Investing Activities:
  Capital expenditures                                (9,677)      (7,815)
  Other                                                  370          944
                                                   ---------    ---------

Net Cash Used by Investing Activities                 (9,307)      (6,871)

Financing Activities:
  Increase (decrease) in short-term notes payable    (15,000)       9,000
  Principal payments of long-term debt                             (1,450)
  Proceeds from issuance of common stock                  14
  Dividends paid                                      (9,015)      (8,974)
                                                   ---------    ---------

Net Cash Used by Financing Activities                (24,001)      (1,424)
                                                   ---------    ---------

Increase in Cash and Cash Equivalents                  3,634           62

Cash and Cash Equivalents at Beginning of Period      38,686       35,058
                                                   ---------    ---------

Cash and Cash Equivalents at End of Period         $  42,320    $  35,120
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

 In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued which the Company is required to adopt by the end of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior interim and annual periods. The impact of the provisions of SFAS No. 128 on the calculation of Basic and Diluted earnings per share for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 is not material.


 Note C - Inventories
 --------------------

 During fiscal 1996, the remaining domestically manufactured footwear at Brown Shoe Company was sold resulting in a liquidation of LIFO inventory layers. The effect of this liquidation was to increase pretax earnings by $0.9 million and $4.0 million in the thirteen weeks and twenty-six weeks ended August 3, 1996, respectively.


 Note D: Condensed Consolidating Financial Information
 -----------------------------------------------------

 Certain of the Company's debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of August 2, 1997 and August 3, 1996, and the related condensed consolidating statements of earnings and cash flows for the twenty-six weeks ended August 2, 1997 and August 3, 1996, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.

                 CONDENSED CONSOLIDATING BALANCE SHEET
                          AS OF AUGUST 2, 1997

                                                Guarantor    Non-Guarantor                   Consolidated
                                    Parent    Subsidiaries    Subsidiaries   Eliminations       Totals
                                  ----------  ------------   -------------   ------------    ------------
ASSETS
Current Assets
   Cash and cash equivalents . .  $    1,324  $     10,533   $      30,463   $          -    $     42,320
   Receivables, net. . . . . . .      30,538        10,225          32,721              -          73,484
   Inventory, net. . . . . . . .      67,010       339,202          47,535        (14,539)        439,208
   Other current assets  . . . .       7,321        17,416           7,544          5,353          37,634
                                  ----------  ------------   -------------   ------------    ------------
    Total Current Assets.            106,193       377,376         118,263         (9,186)        592,646
Property and Equipment, net. . .      18,328        57,784           7,754              -          83,866
Other Assets . . . . .                42,701        16,661          12,973           (225)         72,110
Investment in Subsidiaries . . .     265,382        58,691           3,811       (327,884)              -
                                  ----------  ------------   -------------   ------------    ------------
    Total Assets . . . . . . . .  $  432,604  $    510,512   $     142,801   $   (337,295)   $    748,622
                                  ==========  ============   =============   ============    ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable . . . . . . . .   $  47,000   $         -   $           -   $          -    $      47,000
   Accounts payable. . . . . . .       6,599       132,319          21,877              -          160,795
   Accrued expenses. . . . . . .      25,953        44,901          13,875         (4,575)          80,154
   Income taxes. . . . . . . . .       4,627         1,428          (1,203)           822            5,674
   Current maturities of
    long-term debt . . . . . . .       2,000             -               -              -            2,000
                                   ---------   -----------   -------------   ------------    -------------
       Total Current Liabilities      86,179       178,648          34,549         (3,753)         295,623
Long-Term Debt and Capitalized
    Lease Obligations. . . . . .     197,025             -              75            (75)         197,025
Other Liabilities. . . . . . . .      21,184         2,244             597            (96)          23,929
Intercompany Payable (Receivable)   (103,829)       86,441          17,738           (350)               -
Shareholders' Equity . . . . . .     232,045       243,179          89,842       (333,021)         232,045
                                   ---------   -----------   -------------   ------------    -------------
       Total Liabilities and
          Shareholders' Equity .   $ 432,604   $   510,512   $     142,801   $   (337,295)   $     748,622
                                   ==========  ===========   =============   ============    =============

              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                 TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

                                           Guarantor    Non-Guarantor                Consolidated
                                 Parent   Subsidiaries  Subsidiaries    Eliminations     Totals
                                --------  ------------  -------------   ------------  ------------
Net Sales. . . . . . . . . . .   $123,986  $    588,349  $     185,494  $  (127,191)  $    770,638
Cost of goods sold . . . . . .     88,250       370,691        146,891     (127,263)       478,569
                                 --------- ------------  -------------  -----------   ------------
Gross profit . . . . . . . . .     35,736       217,658         38,603           72        292,069

Selling and
Administrative expenses. . . .     38,012       200,324         35,110         (693)       272,753
Interest expense . . . . . . .     11,033             -             96            -         11,129
Intercompany interest
   (income) expense. . . . . .     (7,721)        7,720              1            -              -
Other (income) expense . . . .     (1,790)          319            616          765            (90)
Equity in (earnings)
   of subsidiaries. .  . . . .     (7,888)       (2,589)             -       10,477              -
                                 --------- ------------  -------------  -----------   ------------
   Earnings (Loss) Before
    Income Taxes . . .   . . .      4,090        11,884          2,780      (10,477)         8,277
Income tax provision (benefit)       (982)        3,996            191            -          3,205
                                 --------  ------------  -------------  -----------   ------------
   Net Earnings  . . . . . . .   $  5,072  $      7,888  $       2,589  $   (10,477)  $      5,072
                                 ========  ============  =============  ===========   ============

            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

                                           Guarantor     Non-Guarantor                Consolidated
                                 Parent   Subsidiaries   Subsidiaries   Eliminations     Totals
                                --------  ------------   -------------  ------------  ------------
Net Cash Provided (Used) by
   Operating Activities. . . .  $ 13,914  $     28,416   $     (9,343)  $      3,955  $     36,942

Investing Activities:
   Capital expenditures. . . .    (2,008)       (6,732)         ( 937)             -        (9,677)
   Other . . . . . . . . . . .       363             -              7              -           370
                                --------  ------------   ------------   ------------  ------------
Net Cash (Used) by
   Investing Activities. . . .    (1,645)       (6,732)         (930)              -        (9,307)

Financing Activities:
   Increase (decrease) in
    short-term notes payable .   (15,000)            -              -              -       (15,000)
   Proceeds from issuance of
    common stock . . . . . . .        14             -              -              -            14
   Dividends paid. . . . . . .    (9,015)            -              -              -        (9,015)
   Intercompany financing. . .    13,186       (17,461)        10,429         (6,154)            -
                                --------  ------------   ------------   ------------  ------------
Net Cash Provided (Used) by
   Financing Activities. . . .   (10,815)      (17,461)        10,429         (6,154)      (24,001)

Increase (Decrease) in Cash and
   Cash Equivalents. . . . . .     1,454         4,223            156         (2,199)        3,634
Cash and Cash Equivalents at
   Beginning of Period . . . .      (130)        6,310         30,307          2,199        38,686
                                --------  ------------   ------------   ------------  ------------
Cash and Cash Equivalents at
   End of Period . . . . . . .  $  1,324  $     10,533   $     30,463   $          -  $     42,320
                                ========  ============   ============   ============  ============

                  CONDENSED CONSOLIDATING BALANCE SHEET
                         AS OF AUGUST 3, 1996

                                                Guarantor    Non-Guarantor                  Consolidated
                                    Parent    Subsidiaries   Subsidiaries    Eliminations      Totals
                                   --------   ------------   -------------   ------------   ------------
ASSETS
Current Assets
   Cash and cash equivalents . . . $  1,893   $     10,241   $      22,986   $          -   $     35,120
   Receivables, net. .               30,871         12,457          34,432              -         77,760
   Inventory, net. . .               60,050        317,125          44,461        (11,354)       410,282
   Other current assets .            14,618         16,542           7,204          3,360         41,724
                                   --------   ------------   -------------   ------------   ------------
    Total Current Assets.           107,432        356,365         109,083         (7,994)       564,886
Property and Equipment, net. .       18,280         58,182           7,836              -         84,298
Other Assets . . . . .               40,942         16,287          12,892           (392)        69,729
Investment in Subsidiaries . .      248,975         49,334           3,811       (302,120)             -
                                   --------   ------------   -------------   ------------   ------------
    Total Assets . . . . . . . . . $415,629   $    480,168   $     133,622   $   (310,506)  $    718,913
                                   ========   ============   =============   ============   ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable . . . . . . . . . $121,000   $          -   $           -   $          -   $    121,000
   Accounts payable. . . . . . . .    4,381        126,862          25,772              -        157,015
   Accrued expenses. . . . . . . .   31,565         33,784          12,963         (5,573)        72,739
   Income taxes. . . . . . . . . .    2,630          1,739           1,904           (570)         5,703
   Current maturities of
    long-term debt . .                2,000              -               -              -          2,000
                                   --------   ------------   -------------   ------------   ------------
       Total Current Liabilities .  161,576        162,385          40,639         (6,143)       358,457
Long-Term Debt and Capitalized
    Lease Obligations. . . . . . .  104,022              -             125           (125)       104,022
Other Liabilities. . . . . . . . .   21,378          2,942             636          1,358         26,314
Intercompany Payable (Receivable). (101,467)        93,397           6,409          1,661              -
Shareholders' Equity . . . . . . .  230,120        221,444          85,813       (307,257)       230,120
                                   --------   ------------   -------------   ------------   ------------
       Total Liabilities and
          Shareholders' Equity . . $415,629   $    480,168   $     133,622   $   (310,506)  $    718,913
                                   ========   ============   =============   ============   ============




             CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                 TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

                                                Guarantor    Non-Guarantor                  Consolidated
                                    Parent    Subsidiaries   Subsidiaries    Eliminations      Totals
                                   --------   ------------   -------------   ------------   ------------
Net Sales. . . . . . . . . . . . . $121,403   $   564,845    $     194,818   $  (135,298)   $    745,768
Cost of goods sold . . . . . . . .   86,213       358,539          155,970      (135,352)        465,370
                                   --------   -----------    -------------   -----------    ------------
   Gross profit. . . . . . . . . .   35,190       206,306           38,848            54         280,398

Selling and administrative expenses  37,438       190,151           34,467          (586)        261,470
Interest expense . . . . . . . . .    8,965           211               79             -           9,255
Intercompany interest
   (income) expense. . . . . . . .   (7,420)        7,435              (15)            -               -
Other (income) expense . . . . . .   (1,913)           82            1,051           640            (140)
Equity in (earnings) of
   subsidiaries. . . . . . . . . .   (6,782)       (1,788)               -         8,570               -
                                   --------   -----------    -------------   -----------    ------------
   Earnings (Loss) Before
    Income Taxes . . . . . . . . .    4,902        10,215            3,266        (8,570)          9,813
Income tax provision (benefit) . .   (1,139)        3,433            1,478             -           3,772
                                   --------   -----------    -------------   -----------    ------------
   Net Earnings  . . . . . . . . . $  6,041   $     6,782    $       1,788   $    (8,570)   $      6,041
                                   ========   ===========    =============   ===========    ============

            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

                                            Guarantor     Non-Guarantor                  Consolidated
                                 Parent    Subsidiaries   Subsidiaries    Eliminations      Totals
                                ---------  ------------   -------------   ------------   ------------
Net Cash Provided (Used) by
   Operating Activities . . .   $(17,073)  $     30,310   $     (2,723)   $    (2,157)   $      8,357

Investing Activities:
   Capital expenditures . . .       (565)        (6,015)        (1,235)             -          (7,815)
   Other  . . . . . . . . . .        940              4              -              -             944
                                --------   ------------   ------------    -----------    ------------
Net Cash Provided (Used) by
   Investing Activities . . .        375         (6,011)        (1,235)             -          (6,871)

Financing Activities:
   Increase (decrease) in
    short-term notes payable.      9,000              -              -              -           9,000
   Repurchase of long-term debt   (1,450)             -              -              -          (1,450)
   Dividends paid . . . . . .     (8,974)             -              -              -          (8,974)
   Intercompany financing . .     20,306        (23,024)           561          2,157               -
                                --------   ------------   ------------    -----------    ------------
Net Cash Provided (Used) by
   Financing Activities . . .     18,882        (23,024)           561          2,157          (1,424)

Increase (Decrease) in Cash
   and Cash Equivalents . . .      2,184          1,275         (3,397)             -              62
Cash and Cash Equivalents at
   Beginning of Period. . . .       (291)         8,966         26,383              -          35,058
                                --------   ------------   ------------    -----------    ------------
Cash and Cash Equivalents at
   End of Period  . . . . . .   $  1,893   $     10,241   $     22,986    $         -    $     35,120
                                ========   ============   ============    ===========    ============

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 --------------------------------------------------------------------

 Results of Operations
 ---------------------

 Quarter ended August 2, 1997 compared to the Quarter ended August 3, 1996
 -------------------------------------------------------------------------

 Consolidated net sales for the fiscal quarter ended August 2, 1997, were $378.8 million, compared to $390.0 million in the quarter ended August 3, 1996.

 Net earnings of $3.5 million for the second quarter of 1997 compare to net earnings of $5.5 million for the second quarter of 1996. The 1996 results include the aftertax credit of $0.6 million from liquidation of LIFO inventories.

 Second quarter 1997 sales from the footwear retailing operations increased 5.7% from the second quarter of 1996. Famous Footwear's total sales of $213.7 million increased 6.6% from last year reflecting a same-store sales decrease of 0.2% offset by 16 more stores in operation. The Canadian retailing operation's sales of $15.0 million increased 10.6% with a same-store sales increase of 7.1% and four more units than the prior year. The Naturalizer Retail division's total sales decreased 1.4% in the 1997 quarter to $34.8 million, which reflects five fewer stores and a decline of 1.6% on a same-store basis.

 Sales from footwear wholesaling businesses decreased 18.0% to $115.3 million compared to $140.6 million in last year's second quarter. The sales decline was primarily caused by lower sales at the Pagoda Division, which marketed footwear related to Disney's "Hunchback of Notre Dame" movie in the second quarter last year.

 Gross profit as a percent of sales increased to 38.6% from 37.1% for the same period last year primarily due to the higher margins from a more efficient sourcing of footwear in the Company's wholesale operations, partially offset by lower margins at Famous Footwear reflecting a more promotional marketplace.

 Selling and administrative expenses as a percent of sales increased to 35.6% from 33.5% for the same period last year. This increase reflects higher advertising expenditures and lower sales in the wholesale operations.


 Six Months ended August 2, 1997 compared to the Six Months ended August 3, 1996
 -------------------------------------------------------------------------------

 Consolidated net sales for the first half of 1997 were $770.6 million, an increase of 3.3% from the first six months of 1996 total of $745.8 million.

 Net earnings of $5.1 million for the first half of 1997 compare to net earnings of $6.0 million for the first half of 1996. The 1996 results include the aftertax credit of $2.6 million from liquidation of LIFO inventories.

 Sales from the footwear retailing operations increased 6.1% to $505.3 million from the first half of 1996. Famous Footwear's total sales for the first six months of 1997 increased 7.7% to $413.7 million, reflecting a 1.5% increase in same-store sales and 16 more units in operation. Naturalizer stores' total sales decreased 3.7% to $65.8 million in the first half of 1997 with a corresponding 3.5% decline on a same-store basis. Sales from the Canadian retailing operation during the first half of 1997 increased 9.1% to $25.8 million, with a same-store sales increase of 5.8% and four more units than in the six-month period ended August 3, 1996.

 Sales from footwear wholesaling businesses for the first six months of 1997 decreased 1.6% to $265.3 million from the same period last year. Higher sales at the Brown Branded Marketing division were offset by lower sales at Pagoda due to last year's Disney movie related sales.

 Gross profit as a percent of sales increased to 37.9% for the six-month period ended August 2, 1997 from 37.6% for the six-month period ended August 3, 1996. This improvement is due primarily to higher margins at the Company's wholesale operations.

 Selling and administrative expenses as a percent of sales increased to 35.4% for the first six months of 1997 from 35.1% for the first six months of 1996.


 Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:
                                     August 2,  August 3,   February 1,
                                       1997        1996        1997
                                     ---------  ---------   -----------
 Working Capital (millions)           $297.0     $206.4      $301.0

 Current Ratio                         2.0:1      1.6:1       2.1:1

 Total Debt as a Percentage of
    Total Capitalization               51.5%      49.7%       52.4%

 Net Debt (Total Debt less Cash and
    Cash Equivalents) as a Percentage
    of Total Capitalization            46.7%      45.5%       48.4%



 Cash flow from operating activities for the first half of fiscal 1997 was a net generation of $36.9 million versus $8.4 million last year. In 1997's first half, cash was generated by lower levels of accounts receivable as well as better management of inventory.

 The improvement in the current ratio at August 2, 1997, compared to August 3, 1996, is due to the debt repositioning that the Company completed in the fourth quarter of 1996, which included the issuance of $100 million of long-term debt and a reduction in short-term notes payable.

 The decrease in the ratio of total debt as a percentage of total capitalization at August 2, 1997, compared to the end of fiscal 1996, is due primarily to the Company's lower level of short-term notes payable. At August 2, 1997, $47.0 million was borrowed and $24.8 million of letters of credit were outstanding under the Company's $155 million revolving bank Credit Agreement.


 Forward Looking Statements
 --------------------------

 From time to time, the Company publishes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Exhibit 99 to the Company's fiscal 1996 Annual Report on Form 10-K, detailed factors that could cause variations in results to occur are listed and discussed. Such Exhibit is incorporated herein by reference.

                          PART II - OTHER INFORMATION
                          ---------------------------

 Item 1 - Legal Proceedings
 --------------------------

   There have been no material developments during the quarter ended August 2, 1997, in the legal proceedings described in the Company's Form 10-K for the period ended February 1, 1997.


  Item 4 - Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------

   At the Annual Meeting of Shareholders held on May 22, 1997, one proposal described in the Notice of Annual Meeting of Shareholders dated April 16, 1997, was voted upon.

       The shareholders elected four directors, Mr. Joseph L. Bower, Mr. Harry E. Rich, Mr. Jerry E. Ritter, and Mr. Thomas A. Williams, for terms of three years each. The voting for each director was as follows:

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


  Item 6 - Exhibits and Reports on Form 8-K
  -----------------------------------------

      (a)  Listing of Exhibits

         (3)  (i) (a)    Certificate of Incorporation of the
                         Company as amended through February
                         16, 1984, incorporated herein by
                         reference to Exhibit 3 to the
                         Company's Report on Form 10-K for the
                         fiscal year ended November 1, 1986.

              (i) (b)    Amendment of Certificate of
                         Incorporation of the Company filed
                         February 20, 1987, incorporated
                         herein by reference to Exhibit 3 to
                         the Company's Report on Form 10-K for
                         the fiscal year ended January 30,
                         1988.

             (ii)        Bylaws of the Company as amended
                         through February 1, 1997,
                         incorporated herein by reference to
                         Exhibit 3 to the Company's Report on
                         Form 10-K for the fiscal year ended
                         February 1, 1997.

         (11)           Computation of Earnings Per Share
                        (Page 14)

         (27)           Financial Data Schedule (Page 15)

         (99.1) Discussion of Certain Risk Factors That Could Affect the Company's Operating Results as incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended February 1, 1997.

      (b)  Reports on Form 8-K:

           The Corporation filed a current report on Form 8-K dated August 8, 1997 in response to Items 5 and 7, amending its Rights Agreement to replace Boatmen's Trust Company as rights agent with First Chicago Trust Company of New York.





 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BROWN GROUP, INC.


 Date: September 12, 1997                      /s/ Harry E. Rich
                                        -------------------------------
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer

                                                          EXHIBIT 11

                    COMPUTATION OF EARNINGS PER SHARE

                            BROWN GROUP, INC.

(Thousands, except per share)

                                  Thirteen Weeks Ended    Twenty-six Weeks Ended
                                  ---------------------   ----------------------
                                  August 2,   August 3,   August 2,    August 3,
                                    1997        1996        1997         1996
                                  ---------   ---------   ---------    ---------
PRIMARY

Weighted average shares outstanding  17,786      17,637      17,766       17,626

Net effect of dilutive stock options
 based on the treasury stock method
 using average market price              99          27          66           14
                                  ---------   ---------   ---------    ---------
   TOTAL                             17,885      17,664      17,832       17,640
                                  =========   =========   =========    =========

Net earnings                      $   3,530   $   5,514   $   5,072    $   6,041
                                  =========   =========   =========    =========

Net earnings per share (1)        $     .20   $     .31   $     .29    $     .34
                                  =========   =========   =========    =========

FULLY DILUTED

Weighted average shares outstanding  17,786      17,637      17,766       17,626

Net effect of dilutive stock options
 based on the treasury stock method
 using the period-end market
  price, if higher than the average
  market price                           99          27          69           15
                                  ---------   ---------   ---------    ---------
   TOTAL                             17,885      17,664      17,835       17,641
                                  =========   =========   =========    =========

Net earnings                      $   3,530   $   5,514   $   5,072    $   6,041
                                  =========   =========   =========    =========

Net earnings per share (1)        $     .20   $     .31   $     .29    $     .34
                                  =========   =========   =========    =========

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share