Form 10-Q
period 1997-11-01
BROWN GROUP INC
filed 1997-12-12
CIK 14707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended November 1, 1997

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

As of November 29, 1997, 18,020,177 shares of the registrant's common stock were outstanding.

                              BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                              (Unaudited)
                                        -------------------------
                                        November 1,   November 2,  February 1,
                                           1997          1996         1997
                                        -----------   -----------  -----------
ASSETS

Current Assets
  Cash and Cash Equivalents             $  25,496     $  28,091    $  38,686
  Receivables, net of allowances of
    $10,512 at November 1, 1997,
    $11,049 at November 2, 1996, and
    $10,203 at February 1, 1997            85,598        87,425       90,246
  Inventories, net of adjustment to
    last-in, first-out cost of
    $16,984 at November 1, 1997,
    $19,646 at November 2, 1996, and
    $18,846 at February 1, 1997           393,972       408,813      398,803
  Other Current Assets                     35,471        39,378       37,040
                                        ---------     ---------    ---------
    Total Current Assets                  540,537       563,707      564,775

Property and Equipment                    210,262       206,458      202,229
  Less allowances for depreciation
    and amortization                     (126,701)     (121,676)    (116,849)
                                        ---------     ---------    ---------
                                           83,561        84,782       85,380

Other Assets                               72,795        71,653       72,220
                                        ---------     ---------    ---------
                                        $ 696,893     $ 720,142    $ 722,375
                                        =========     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                         $  32,000     $  42,000    $  62,000
  Accounts Payable                        124,007       130,247      124,697
  Accrued Expenses                         87,647        75,596       71,053
  Income Taxes                             16,794         5,410        4,005
  Current Maturities of Long-Term Debt      2,000         2,000        2,000
                                        ---------     ---------    ---------
      Total Current Liabilities           262,448       255,253      263,755

Long-Term Debt and Capitalized
  Lease Obligations                       197,027       199,023      197,025
Other Liabilities                          23,282        25,446       24,558

Shareholders' Equity
  Common Stock                             67,579        67,359       67,387
  Additional Capital                       46,755        46,340       46,310
  Cumulative Translation Adjustment        (7,298)       (3,600)      (4,433)
  Unamortized Value of Restricted Stock    (4,601)       (6,274)      (5,700)
  Retained Earnings                       111,701       136,595      133,473
                                        ---------     ---------    ---------
                                          214,136       240,420      237,037
                                        ---------     ---------    ---------
                                        $ 696,893     $ 720,142    $ 722,375
                                        =========     =========    =========

See Notes to Condensed Consolidated Financial Statements.

                             BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)

                                      Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                    ------------------------   ------------------------
                                    November 1,  November 2,   November 1,  November 2,
                                       1997         1996          1997         1996
                                    -----------  -----------   -----------  -----------
Net Sales                           $ 433,886    $ 420,347     $1,204,524   $1,166,115
Cost of Goods Sold                    278,056      264,160        756,625      729,530
                                    ---------    ---------     ----------   ----------
Gross Profit                          155,830      156,187        447,899      436,585
                                    ---------    ---------     ----------   ----------

Selling and Administrative Expenses   146,871      134,061        419,624      395,531
Interest Expense                        5,145        4,445         16,274       13,700
Other (Income) Expense                    395         (672)           305         (812)
                                    ---------    ---------     ----------   ----------
Earnings Before Income Taxes            3,419       18,353         11,696       28,166

Income Tax                             16,742        5,448         19,947        9,220
                                    ---------    ---------     ----------   ----------
NET EARNINGS (LOSS)                 $ (13,323)   $  12,905     $   (8,251)  $   18,946
                                    =========    =========     ==========   ==========


NET EARNINGS (LOSS) PER
   COMMON SHARE                     $    (.75)   $     .73     $     (.46)  $     1.07
                                    =========    =========     ==========   ==========

Weighted Average Number of
   Outstanding Shares
   of Common Stock                     17,806       17,702         17,779       17,651

DIVIDENDS PER COMMON SHARE          $     .25   $     .25      $      .75   $      .75
                                    =========    =========     ==========   ==========








See Notes to Condensed Consolidated Financial Statements.

                              BROWN GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


(Thousands)

                                                   Thirty-Nine Weeks Ended
                                                   -----------------------
                                                   November 1, November 2,
                                                      1997       1996
                                                   ----------- -----------
Net Cash Provided (Used) by Operating Activities   $   45,223  $   (1,758)

Investing Activities:
  Capital expenditures                                (15,311)    (13,810)
  Other                                                   390       1,100
                                                   ----------   ---------

Net Cash Used by Investing Activities                 (14,921)    (12,710)

Financing Activities:
  Decrease in short-term notes payable                (30,000)    (70,000)
  Repurchase of long-term debt                              -      (6,450)
  Proceeds from issuance of long-term debt                  -     100,000
  Proceeds from issuance of common stock                   29
  Dividends paid                                      (13,521)    (13,465)
  Debt issuance expense                                     -      (2,584)
                                                   ----------   ---------

Net Cash Provided (Used) by Financing Activities      (43,492)      7,501
                                                   ----------   ---------

Decrease in Cash and Cash Equivalents                 (13,190)     (6,967)

Cash and Cash Equivalents at Beginning of Period       38,686      35,058
                                                   ----------   ---------

Cash and Cash Equivalents at End of Period         $   25,496  $   28,091
                                                   ==========  ==========







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

 In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued which the Company is required to adopt at the end of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior interim and annual periods. The impact of the provisions of SFAS No. 128 on the calculation of Basic and Diluted earnings per share for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 is not material.


 Note C - Inventories
 --------------------

 During fiscal 1996, the remaining domestically manufactured footwear at Brown Shoe Company was sold resulting in a liquidation of LIFO inventory layers. The effect of this liquidation was to increase pretax earnings by $4.0 million in the thirty-nine weeks ended November 2, 1996.

 Note D - Restructuring Charges
 ------------------------------

 Included in the Consolidated Statements of Earnings for the thirteen weeks and thirty nine weeks ended November 1, 1997 is an after tax non-recurring charge of $21.0 million for the cost of reducing the company's investment in Pagoda International's operations. The charge includes $13.0 million of which $7.9 million is reflected in Cost of Goods Sold for inventory write-down, $4.2 million in Selling and Administrative Expenses for bad debt, severance, and other restructuring expenses, and $.9 million in Other (Income) Expense for the disposal of fixed assets. In addition, an $8.0 million provision for income taxes was recorded for the repatriation of approximately $23.5 million of foreign cash to the United States. Taxes were not previously provided on these accumulated earnings as they were considered to be permanently reinvested in the Company's international operations. No activity has been reflected against the reserve in the third quarter. The $21.0 million charge resulted in a reduction of earnings of $1.18 per share for the thirteen weeks and thirty nine weeks ended November 1, 1997.

 Subsequent to November 1, 1997, Pagoda International signed a letter of intent with Calcados Dilly Ltda., a Brazilian footwear manufacturing and marketing company. According to the terms of the agreement, Dilly, Ltda. will assume all distribution responsibilities in Brazil and will act as a distributor of the Company's children's character licensed footwear brands and le coq sportif. Dilly, Ltda. will begin purchasing of the Brazilian inventories no later than February 1, 1998 for a period not to exceed thirty months. In addition, the Company plans to continue as a licensee and supplier of children's character licensed footwear in Europe, but negotiations are underway to shift inventory ownership and marketing to various distributors.


 Note E: Condensed Consolidating Financial Information
 -----------------------------------------------------

 Certain of the Company's debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of November 1, 1997 and November 2, 1996, and the related condensed consolidating statements of earnings and cash flows for the thirty-nine weeks ended November 1, 1997 and November 2, 1996, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.

                 CONDENSED CONSOLIDATING BALANCE SHEET
                         AS OF NOVEMBER 1, 1997

                                             Guarantor    Non-Guarantor               Consolidated
                                  Parent   Subsidiaries   Subsidiaries  Eliminations     Totals
                                 --------  ------------   ------------  ------------  ------------
Assets
Current Assets
   Cash and cash equivalents . . $  1,081    $ (2,866)      $ 27,281      $      -    $   25,496
   Receivables, net. . . . . . .   29,090      12,400         44,108             -        85,598
   Inventory, net. . . . . . . .   60,234     315,310         33,135       (14,707)      393,972
   Other current assets. . . . .    3,616      20,315          6,349         5,191        35,471
                                 --------    --------       --------      --------    ----------
    Total Current Assets . . . .   94,021     345,159        110,873        (9,516)      540,537
Property and Equipment, net. . .   18,107      58,206          7,248             -        83,561
Other Assets . . . . . . . . . .   43,561      16,571         12,872          (209)       72,795
Investment in Subsidiaries . . .  250,657      44,215          3,811       (298,683)           -
                                 --------    --------       --------      ---------   ----------
    Total Assets . . . . . . . . $406,346    $464,151       $134,804      $(308,408)  $  696,893
                                 ========    ========       ========      =========   ==========
Liabilities &
   Shareholders' Equity
Current Liabilities
   Notes payable . . . . . . . . $ 32,000    $      -       $      -      $       -   $   32,000
   Accounts payable. . . . . . .    5,793      92,957         25,257              -      124,007
   Accrued expenses. . . . . . .   25,040      41,306         16,184          5,117       87,647
   Income taxes. . . . . . . . .    3,781      11,804            694            515       16,794
   Current maturities of
    long-term debt . . . . . . .    2,000           -              -              -        2,000
                                 --------    --------       --------      ---------   ----------
       Total Current Liabilities.  68,614     146,067         42,135          5,632      262,448
Long-Term Debt and Capitalized
    Lease Obligations. . . . . .  197,027           -             75            (75)     197,027
Other Liabilities. . . . . . . .   20,704       2,077            592            (91)      23,282
Intercompany Payable (Receivable) (94,135)     86,854         17,331        (10,050)           -
Shareholders' Equity . . . . . .  214,136     229,153         74,671       (303,824)     214,136
                                 --------    --------       --------      ---------   ----------
       Total Liabilities and
          Shareholders' Equity . $406,346    $464,151       $134,804      $(308,408)  $  696,893
                                 ========    ========       ========      =========   ==========

             CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
               THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

                                             Guarantor    Non-Guarantor               Consolidated
                                 Parent    Subsidiaries   Subsidiaries  Eliminations     Totals
                                 --------  ------------   ------------- ------------  ------------
Net Sales. . . . . . . . . . . . $193,682    $922,032       $286,098      $(197,288)  $1,204,524
Cost of goods sold . . . . . . .  137,950     578,452        237,610       (197,387)     756,625
                                 --------    --------       --------      ---------   ----------
Gross profit . . . . . . . . . .   55,732     343,580         48,488             99      447,899

Selling and
   administrative expenses.        55,501     308,397         56,849         (1,123)     419,624
Interest expense . . . . . . . .   16,173           2             99              -       16,274
Intercompany interest
   (income) expense. . . . . . .  (11,414)     11,425            (11)             -            -
Other (income) expense . . . . .   (2,907)        337          1,653          1,222          305
Equity in (earnings)
   of subsidiaries . . . . . . .    6,138      11,887              -        (18,025)           -
                                 --------    --------       --------      ---------   ----------
   Earnings (Loss) Before
    Income Taxes . . . . . . . .   (7,759)     11,532        (10,102)        18,025       11,696
Income tax provision (benefit) .      492      17,670          1,785              -       19,947
                                 --------    --------       --------      --------    ----------
   Net Earnings (Loss) . . . . . $ (8,251)   $ (6,138)      $(11,887)     $  18,025   $   (8,251)
                                 ========    ========       ========      =========   ==========

            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

                                             Guarantor    Non-Guarantor               Consolidated
                                 Parent    Subsidiaries   Subsidiaries  Eliminations     Totals
                                 --------  ------------   ------------- ------------  ------------
Net Cash Provided (Used) by
   Operating Activities . . . .  $ 24,028    $ 19,519      $(11,979)       $ 13,655     $ 45,223

Investing Activities:
   Capital expenditures . . . .    (2,588)    (11,647)       (1,076)              -      (15,311)
   Other. . . . . . . . . . . .       383           -             7               -          390
                                 --------    --------      --------       ---------     --------
   Net Cash Used by
   Investing Activities . . . .    (2,205)    (11,647)       (1,069)              -      (14,921)

Financing Activities:
   Increase (decrease) in
    short-term notes payable . .  (30,000)          -             -               -      (30,000)
   Proceeds from issuance of
    common stock . . . . . . . .       29           -             -               -           29
   Dividends paid. . . . . . . .  (13,521)          -             -               -      (13,521)
   Intercompany financing. . . .   22,880     (17,048)       10,022         (15,854)           -
                                 --------    --------      --------       ---------     --------
Net Cash Provided (Used) by
   Financing Activities. . . . .  (20,612)    (17,048)       10,022         (15,854)     (43,492)

Increase (Decrease) in Cash
   and Cash Equivalents. . . . .    1,211      (9,176)       (3,026)         (2,199)     (13,190)
Cash and Cash Equivalents at
   Beginning of Period . . . . .     (130)      6,310        30,307           2,199       38,686
                                 --------    --------      --------       ---------     --------
Cash and Cash Equivalents at
   End of Period . . . . . . . . $  1,081    $ (2,866)     $ 27,281        $      -     $ 25,496
                                 ========    ========      ========        ========     ========

                CONDENSED CONSOLIDATING BALANCE SHEET
                        AS OF NOVEMBER 2, 1996

                                               Guarantor    Non-Guarantor               Consolidated
                                   Parent    Subsidiaries   Subsidiaries  Eliminations     Totals
                                   --------  ------------   ------------- ------------  ------------
Assets
Current Assets
   Cash and cash equivalents . . . $  1,204    $  7,993       $ 18,894      $       -      $ 28,091
   Receivables, net. . . . . . . .   32,339      12,820         42,266              -        87,425
   Inventory, net. . . . . . . . .   68,012     305,520         48,529        (13,248)      408,813
   Other current assets. . . . . .    9,565      17,764          8,073          3,976        39,378
                                   --------    --------       --------      ---------      --------
    Total Current Assets . . . . .  111,120     344,097        117,762         (9,272)      563,707
Property and Equipment, net. . . .   17,789      58,927          8,066              -        84,782
Other Assets . . . . . . . . . . .   42,860      16,036         13,112           (355)       71,653
Investment in Subsidiaries . . . .  260,982      52,932          3,811       (317,725)            -
                                   --------    --------       --------      ---------      --------
          Assets . . . . . . . . . $432,751    $471,992       $142,751      $(327,352)     $720,142
                                   ========    ========       ========      =========      ========
Liabilities & Shareholders' Equity
Current Liabilities
   Notes payable . . . . . . . . . $ 42,000    $      -       $      -      $       -      $ 42,000
   Accounts payable. . . . . . . .    3,959      99,861         26,427              -       130,247
   Accrued expenses. . . . . . . .   28,762      35,974         13,374         (2,514)       75,596
   Income taxes. . . . . . . . . .    1,084       3,120          2,292         (1,086)        5,410
   Current maturities of
    long-term debt . . . . . . . .    2,000           -              -              -         2,000
                                   --------    --------       --------      ---------      --------
       Total Current Liabilities .   77,805     138,955         42,093         (3,600)      255,253
Long-Term Debt and Capitalized
    Lease Obligations. . . . . . .  199,023           -            125           (125)      199,023
Other Liabilities. . . . . . . . .   20,619       2,944            496          1,387        25,446
Intercompany Payable (Receivable). (105,116)     97,874          9,392         (2,150)            -
Shareholders' Equity . . . . . . .  240,420     232,219         90,645       (322,864)      240,420
                                   --------    --------       --------      ---------      --------
       Total Liabilities and
          Shareholders' Equity . . $432,751    $471,992       $142,751      $(327,352)     $720,142
                                   ========    ========       ========      =========      ========


             CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
               THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

                                               Guarantor    Non-Guarantor               Consolidated
                                   Parent    Subsidiaries   Subsidiaries  Eliminations     Totals
                                   --------  ------------   ------------- ------------  ------------
Net Sales. . . . . . . . . . . . . $190,659    $887,925        $304,664    $(217,133)     $1,166,115
Cost of goods sold . . . . . . . .  136,593     566,661         243,512     (217,236)        729,530
                                   --------    --------        --------    ---------      ----------
   Gross profit. . . . . . . . . .   54,066     321,264          61,152          103         436,585

Selling and
   administrative expenses . . . .   54,899     289,709          51,802         (879)        395,531
Interest expense . . . . . . . . .   13,296         211             193            -          13,700
Intercompany interest
   (income) expense. . . . . . . .  (10,607)     10,637             (30)           -               -
Other (income) expense . . . . . .   (3,504)        170           1,540          982            (812)
Equity in (earnings)
   of subsidiaries . . . . . . . .  (17,557)     (5,386)              -       22,943               -
                                   --------    --------        --------    ---------      ----------
   Earnings (Loss) Before
    Income Taxes . . . . . . . . .   17,539      25,923           7,647      (22,943)         28,166
Income tax provision (benefit) . .   (1,407)      8,366           2,261            -           9,220
                                   --------    --------        --------    ---------      ----------
   Net Earnings (Loss) . . . . . . $ 18,946    $ 17,557        $  5,386    $ (22,943)     $   18,946
                                   ========    ========        ========    =========      ==========

            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

                                               Guarantor    Non-Guarantor               Consolidated
                                   Parent    Subsidiaries   Subsidiaries  Eliminations     Totals
                                   --------  ------------   ------------- ------------  ------------
Net Cash Provided (Used) by
   Operating Activities . . . . .  $(22,926)    $ 28,786      $(9,272)      $ 1,654       $  (1,758)

Investing Activities:
   Capital expenditures .              (833)     (11,216)      (1,761)            -         (13,810)
   Other . . . . . . .                1,096            4            -             -           1,100
                                   --------     --------      -------       -------       ---------
Net Cash Provided (Used) by
   Investing Activities .               263      (11,212)      (1,761)            -         (12,710)

Financing Activities:
   Increase (decrease) in
    short-term notes payable .      (70,000)           -            -             -         (70,000)
   Repurchase of long-term debt .    (6,450)           -            -             -          (6,450)
   Process from issuance of
    long-term debt . .              100,000            -            -             -         100,000
   Dividends paid. . .              (13,465)           -            -                       (13,465)
   Intercompany financing            16,657      (18,547)       3,544        (1,654)              -
   Debt issuance expense.            (2,584)           -            -             -          (2,584)
                                   --------     --------      -------       -------       ---------
Net Cash Provided (Used) by
   Financing Activities .            24,158      (18,547)       3,544        (1,654)          7,501

Increase (Decrease) in Cash and
   Cash Equivalents. .                1,495         (973)      (7,489)            -          (6,967)
Cash and Cash Equivalents at
   Beginning of Period                 (291)       8,966       26,383             -          35,058
                                   --------     --------      -------       -------       ---------
Cash and Cash Equivalents at
   End of Period . . .             $  1,204     $  7,993      $18,894       $     -         $28,091
                                   ========     ========      =======       =======         =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 --------------------------------------------------------------------

 Results of Operations
 ---------------------

 Quarter ended November 1, 1997 compared to the Quarter ended November 2, 1996
 -----------------------------------------------------------------------------

 Consolidated net sales for the fiscal quarter ended November 1, 1997, were $433.9 million, compared to $420.3 million in the quarter ended November 2, 1996.

 A net loss of $13.3 million for the third quarter of 1997 compares to net earnings of $12.9 million for the third quarter of 1996. The 1997 loss includes an aftertax, non-recurring charge of $21.0 million for the cost of reducing the company's investment in its Pagoda International division's operations. The 1997 loss also includes a $5.0 million loss from Pagoda International operations compared to breakeven results in 1996. The 1996 results include a $1.6 million benefit from a reduction in tax valuation reserves.

 Third quarter 1997 sales from the footwear retailing operations increased 8.6% from the third quarter of 1996. Famous Footwear's total sales of $243.1 million increased 8.9% from last year representing a same-store sales increase of 1.0% and 29 more stores in operation, reflecting a total of 812 stores in operation. The Naturalizer Retail division's total sales increased 6.1% in the 1997 quarter to $33.1 million, resulting from an increase of 2.7% on a same-store basis and one less store in operation. The Canadian retailing operation's sales of $13.5 million increased 10.1%, which resulted from a same-store sales increase of 7.4% and six more stores in operation than in the third quarter of 1996.

 Sales from footwear wholesaling businesses decreased 6.1% to $144.2 million compared to $153.6 million in last year's third quarter. The sales decline was primarily caused by lower sales at the Brown Branded Marketing division and the Pagoda International operations.

 Gross profit as a percent of sales decreased to 35.9% from 37.2% for the same period last year. Excluding the restructuring charge impact, the gross profit as a percent of sales was 37.7% resulting in a slight increase over prior year primarily due to the higher margins at Famous Footwear.

 Selling and administrative expenses as a percent of sales increased to 33.9% from 31.9% for the same period last year. Selling and administrative expenses as a percent of sales were 32.9% excluding the restructuring charge impact. The increase reflects a higher expense rate at the company's wholesaling operations and the effect from a greater mix of retail sales.

 Excluding the restructuring charge and operating losses from Pagoda International, the consolidated tax rate was 40.8% of consolidated pre-tax income for the third quarter of 1997 compared to 29.7% in last year's quarter, which reflected a $1.6 million reduction in tax valuation reserves.

 Nine Months ended November 1, 1997 compared to the Nine Months ended November 1, 1996
 --------------------------------------------------------------------

 Consolidated net sales for the first nine months of 1997 were $1,204.5 million, an increase of 3.3% from the first nine months of 1996 total of $1,166.1 million.

A net loss of $8.3 million for the first nine months of 1997 compares to net earnings of $18.9 million for the first nine months of 1996. The 1997 loss includes an aftertax, non-recurring charge of $21.0 million related to Pagoda International's operations. The 1997 loss also includes a $9.1 million loss from Pagoda International operations compared to a $2.6 million loss in 1996. The 1996 results include aftertax credits of $2.6 million from liquidation of LIFO inventories and $1.6 million from a reduction in tax valuation reserves.

 Sales from the footwear retailing operations increased 7.0% to $795.0 million from the first nine months of 1996. Famous Footwear's total sales for the first nine months of 1997 increased 8.1% to $656.8 million, reflecting a 1.4% increase in same-store sales and 29 more units in operation. Naturalizer Retail division's total sales decreased 0.7% to $98.9 million in the first nine months of 1997 with a corresponding 1.5% decline on a same-store basis. Sales from the Canadian retailing operation during 1997 increased 9.4% to $39.3 million, with a same-store sales increase of 6.3% and six more units than in the nine-month period ended November 2, 1996.

 Sales from footwear wholesaling businesses for the first nine months of 1997 decreased 3.2% to $409.5 million from the same period last year. These higher 1996 sales were reflected at the Pagoda Division and primarily resulted from the sale of footwear for Disney's "Hunchback of Notre Dame" movie in the prior year.

 Gross profit as a percent of sales decreased to 37.2% for the nine-month period ended November 1, 1997 from 37.4% for the nine-month period ended November 2, 1996. Excluding the restructuring charge impact, the gross profit as a percent of sales was 37.8% resulting in an increase over prior year primarily due to a higher mix of retail sales.

 Selling and administrative expenses as a percent of sales increased to 34.8% for the first nine months of 1997 from 33.9% for the first nine months of 1996. The increase reflects lower sales in the wholesale operations as the restructuring charge has no significant impact on the first nine months of 1997 expenses.

 The consolidated tax rate was 35.3% excluding the restructuring charge and losses from Pagoda International operations. This tax rate compares to the 1996 tax rate of 35.2% excluding the impact of the reversal of the tax valuation reserve.

 Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:
                                    November 1,   November 2,     February 1,
                                       1997          1996            1997
                                    -----------   -----------     -----------
 Working Capital (millions)           $278.1         $308.5          $301.0

 Current Ratio                         2.1:1          2.2:1           2.1:1

 Total Debt as a Percentage of
    Total Capitalization               51.9%          50.3%           52.4%

 Net Debt (Total Debt less Cash and
    Cash Equivalents) as a Percentage
    of Total Capitalization            49.0%          47.2%           48.4%

Cash flow from operating activities for the first nine months of fiscal 1997 was a net generation of $45.2 million versus a use of $1.8 million last year. In 1997's first nine months, cash flow improved primarily as a result of lower accounts receivable and continued improvement in inventory management.

 The decrease in the ratio of total debt as a percentage of total capitalization at November 1, 1997, compared to the end of fiscal 1996, is due primarily to the Company's lower level of short-term notes payable. At November 1, 1997, $32.0 million was borrowed and $17.3 million of letters of credit were outstanding under the Company's $155 million revolving bank Credit Agreement.

 As a result of the $21.0 million restructuring charge during the third quarter of 1997, the Company amended its revolving Credit Agreement and its 7.36% Senior Note Agreement to modify certain financial covenants.


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

                  PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings
 --------------------------

   There have been no material developments during the quarter ended November 1, 1997, in the legal proceedings described in the Company's Form 10-K for the period ended February 1, 1997.



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

           (4) (b) (iv) Amendment No. 1, dated October 8,
                        1997, to the Credit Agreement between
                        the Company and the Lenders named
                        therein, NationsBank, N.A., as Agent,
                        and First Chicago Capital Markets,
                        Inc., as Syndication Agent, filed
                        herewith.

               (c) (i)  Amendment No. 2, dated October 7,
                        1997, to the Senior Note Agreement
                        between the Company and Prudential
                        Insurance Company of America, as
                        amended, filed herewith.

           (11)         Computation of Earnings Per Share
                        (Page 16)

           (27)         Financial Data Schedule (Page 17)

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

           The Corporation filed a current report on Form 8-K dated October 9, 1997 in response to Items 5 and 7, which announced the decision to substantially reduce its investment in its Pagoda International division.





 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BROWN GROUP, INC.


 Date: December 12, 1997                       /s/ Harry E. Rich
                                       ---------------------------------
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer

                                                               EXHIBIT 11

                    COMPUTATION OF EARNINGS PER SHARE

                            BROWN GROUP, INC.

(Thousands, except per share)

                                       Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                     ------------------------    ------------------------
                                     November 1,  November 2,    November 1,  November 2,
                                        1997         1996           1997         1996
                                     -----------  -----------    -----------  -----------
PRIMARY

Weighted average shares outstanding     17,806        17,702        17,779        17,651

Net effect of dilutive stock options
 based on the treasury stock method
 using average market price                 42          119             58            21
                                     ---------    ---------      ---------    ----------
   TOTAL                                17,848       17,821         17,837        17,672
                                     =========    =========      =========    ==========

Net earnings (loss)                  $ (13,323)   $  12,905      $  (8,251)   $   18,946
                                     =========    =========      =========    ==========
Net earnings (loss) per share (1)    $    (.75)   $     .73      $    (.46)   $     1.07
                                     =========    =========      =========    ==========

FULLY DILUTED

Weighted average shares outstanding      17,806      17,702         17,779        17,651

Net effect of dilutive stock options
 based on the treasury stock method
 using the period-end market
 price, if higher than the average
 market price                               42          137             58            56
                                     ---------    ---------      ---------    ----------
   TOTAL                                17,848       17,839         17,837        17,707
                                     =========    =========      =========    ==========
Net earnings (loss)                  $ (13,323)   $  12,905      $  (8,251)   $   18,946
                                     =========    =========      =========    ==========
Net earnings (loss) per share (1)    $    (.75)   $     .73      $    (.46)   $     1.07
                                     =========    =========      =========    ==========

(1) The dilutive effect of stock options was not included in weighted average shares outstanding for purposes of calculating earnings per share