Form 10-K405
period 1998-01-31
BROWN GROUP INC
filed 1998-04-24
CIK 14707

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                             1997 FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
           For the fiscal year ended January 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
           For the transition period from ____________ to __________
                              ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

As of April 4, 1998, 18,053,827 common shares were outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $261 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended January 31, 1998, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held May 28, 1998, are incorporated by reference into Part III.





                              PART I

ITEM 1 - BUSINESS
-----------------

    The Company, founded in 1878 and incorporated in 1913, operates in the Footwear industry. Current activities include the operation of retail shoe stores and foreign sourcing and marketing of footwear for women, men and children. During 1997, categories of footwear sales were approximately 60% women's footwear, 24% men's footwear and 16% children's footwear. This composition has remained relatively constant over the past few years. Approximately 66% of 1997 footwear sales were made at retail compared to 63% in 1996 and 62% in 1995. See Note 6 of Notes to Consolidated Financial Statements on page 28 of the Annual Report to Shareholders for the year ended January 31, 1998, which is incorporated herein by reference, for additional information regarding the Company's business segment and operations by geographic area.

    The Company's business is somewhat seasonal in nature due to consumer spending patterns with higher back-to-school, Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company's operating earnings for the year.

    The Company has approximately 11,500 full and part-time employees. Approximately 100 employees engaged in the warehousing of footwear in the United States are employed under a union contract, which will expire in September, 1999. In Canada, approximately 300 factory and warehouse employees are employed under union contracts, which expire in October, 1998 and October, 1999.


Retail Operations
-----------------

   The Company's retail operations at January 31, 1998 include 1,279 retail shoe stores in the United States and Canada under the Famous Footwear, Naturalizer and F.X. LaSalle names. A portion of the retail sales carries Company-owned and licensed brand names with the footwear manufactured under contract to its specifications by foreign suppliers.

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

Famous Footwear

   Famous Footwear with over 800 stores is America's largest chain selling branded footwear for the entire family. Founded over 30 years ago, Famous Footwear was purchased by the Company in 1981 as a 32 store chain and has grown to 815 stores in the United States as of the end of fiscal 1997. Famous Footwear stores feature a wide selection of "brand name shoes for less for the entire family" of athletic, casual and dress shoes for women, men and children typically priced at 10% to 50% off manufacturers' suggested retail prices. Famous Footwear stores average approximately 5,000 square feet in size and are primarily located in strip centers and regional and outlet malls in the United States. Famous Footwear's branded product offering at discounted prices is designed to appeal to the needs of its target customers - value-oriented families.

 -----------------

   Famous Footwear's product offering is intended to address the footwear needs of the entire family, by offering a selection of athletic, casual and dress merchandise for women, men and children at competitive prices. Footwear brands include Nike, Reebok, Rockport, What's What, Westies, Dexter, Naturalizer, Connie, Nunn Bush, Adidas and Buster Brown.

    Famous Footwear has developed a store model stock which reflects consumer demand, historical brand preferences, styles and sizes. This model is adjusted based upon store location and promotional opportunities. Product and promotional mix are managed to control gross margins.

    With two distribution centers located in Madison, Wisconsin and Lebanon, Tennessee, Famous Footwear's distribution systems allow for merchandise to be delivered typically every week. In addition to the delivery of new styles, these systems provide item replenishment of the prior week's sales and redistribution of product to stores demonstrating the greatest item sell-through from stores with lower item sell-through. These systems of replenishment and distribution are designed to ensure that the right product is at the right place at the right time, and to control markdowns and gross margins.

      Famous Footwear's marketing program includes television and newspaper advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the target customer. In 1997, management invested over $28 million, an 8% increase over 1996, to communicate Famous Footwear's "brand name shoes for less for the entire family" image to target consumers, typically, on a weekly basis.

Naturalizer

    The Company's Naturalizer stores are showcases for the Company's flagship brand of women's shoes. The Company owns and operates 341 Naturalizer stores located in the United States and 107 stores in Canada. Naturalizer specialty stores located in regional malls average approximately 1,300 square feet in size, and outlet stores located in outlet malls and shopping centers average approximately 2,600 square feet in size. These stores are designed and merchandised to appeal to the Naturalizer target customer who is a style and comfort conscious woman between 40-60 years old, who seeks quality and value in her footwear selections. The Naturalizer stores offer a selection of women's footwear styles, including dress, casual and athletic shoes, primarily under the Naturalizer brand, but also under the NaturalSport brand of walking and casual shoes. The Naturalizer brand is one of the nation's leading women's footwear brands, providing comfort and quality in a variety of styles and sizes. The Naturalizer store product offering is typically priced between $50 and $85 per pair.

    Marketing programs for the Naturalizer stores have complemented the Company's Naturalizer brand advertising, building on the brand's consumer recognition and reinforcing the brand's added focus on style and quality. The Company has invested in additional Naturalizer sales force training commensurate with the brand image of style, quality and comfort as well as utilized a database marketing program, which targets and rewards frequent customers. In addition, the Company believes that updated point-of-sale registers and a new merchandising reporting system planned for 1998 will improve the information on inventories and consumer preferences.

 -----------------
    The Canadian retailing division operates 16 F.X. LaSalle stores, primarily in the Montreal, Canada market, which sell better-grade men's and women's footwear brands. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250. These stores average approximately 2,100 square feet.

    A summary of retail footwear stores operated by the Company at the prior three fiscal year-ends is as follows:

               Company-Owned Retail Footwear Stores

                                                       1997   1996    1995
                                                       ----   ----    ----
Famous Footwear
   Family footwear stores which feature "brand names
   for less"; located in strip centers and regional
   and outlet malls.                                    815    794     814
Naturalizer
   Stores selling the Naturalizer and NaturalSport
   brands of women's footwear; located in major
   malls, shopping centers and outlet centers
   throughout the U.S. and Canada.                      448    446     409
F. X. LaSalle
   Stores selling men's and women's better-grade
   branded footwear in major malls in Canada.            16     16      15
Other Family Footwear Stores
   Selling men's, women's and children's footwear.        0      0       3
                                                      -----  -----   -----
   Total                                              1,279  1,256   1,241
                                                      =====  =====   =====

   At the beginning of fiscal 1996, 40 stores that were operated by Famous Footwear under the Naturalizer Outlet name were transferred to the Naturalizer Retail division of Brown Shoe Company.


Wholesale Operations
--------------------

   Footwear is distributed by Brown Shoe Company's Branded Marketing, Pagoda and Brown Shoe Sourcing divisions to approximately 5,000 retailers including department stores, mass merchandisers and independent retailers in the United States, Europe, South America and the Far East, and to affiliates. Footwear is distributed in Canada by the Company's Canadian Wholesale division, which produces footwear in two Company-owned manufacturing facilities in Canada and which also imports certain footwear. Most of the Company's wholesale customers also sell shoes bought from competing footwear suppliers.

   The footwear industry in the United States continues to experience the migration from domestic manufacturing to international sourcing. Consistent with the adverse economics of maintaining domestic shoe manufacturing facilities, the Company closed its five remaining United States manufacturing facilities in 1995. The loss of production from the closure of these facilities has been made up by an increase in sourcing from the Company's Brown Shoe Sourcing division, formerly known as Pagoda Trading.

------------------

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

   At February 28, 1998, the Company's wholesale operations had a backlog of unfilled orders of approximately $167 million compared to the same amount on March 1, 1997. Most orders are for delivery within the next 90-120 days, and although orders are subject to cancellation, the Company has not experienced significant cancellations in the past. The backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacturing and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Branded Marketing Division

   Brown Shoe Company's Branded Marketing division is one of the nation's leading marketers of women's footwear. This division designs and markets the Company's Naturalizer, NaturalSport, Penaljo, Life Stride, LS Studio, and Night Life brands. Each of the Company's brands is targeted to a specific customer segment representing different footwear styles and taste levels at different price points. The keystone of the Company's brand portfolio is the Naturalizer brand, which has a tradition of combining style and comfort. Introduced over 65 years ago, Naturalizer is one of the nation's leading women's footwear brands.

   Naturalizer, NaturalSport and Penaljo products emphasize style, comfort, quality and value. These brands provide a wide range of casual and dress footwear products, which combine comfort and fit with classic, relevant and up-to-date styling. NaturalSport provides functional walking shoes, sandals and clogs. The Life Stride Group, anchored by the Life Stride brand, is a leading entry-level price point, women's brand in department stores, offering fashion-right styling. In addition, the division introduced in 1997 the patented Energyheel technology, held under a license agreement, on certain Naturalizer products.

   The division's brands are sold in department stores, multi-line shoe stores and branded specialty stores. Currently the Company sells footwear products to substantially all the nation's major department store companies, including Dayton-Hudson, Dillard's, Federated, The May Company, Mercantile and Proffitts, Inc.

------------------

   The Brown Branded Marketing division maintains an independent sales force to market its Naturalizer, NaturalSport, Life Stride, LS Studio and Night Life brands primarily to department and specialty footwear stores domestically.
The sales force is responsible for developing and implementing marketing programs for each brand, planning promotional events, assisting in product development and managing the Company's relationships with its wholesale customers.

   Recently, the Company has intensified its marketing efforts by augmenting its market research, product development and marketing communications. The Company continues to build on and take advantage of the heritage and consumer recognition of its traditional brands, and it also is more clearly defining the independent brand images of certain other brands. During 1997, the division invested over $19 million in advertising and marketing in support of certain of its brands, which represents an increase of 18% over 1996.

Pagoda Division

   The Pagoda division is a leading marketer of footwear. Pagoda's operations consist of: (i) Pagoda USA, which markets branded, licensed and private label athletic, casual and dress footwear products to men, women and children at a variety of price points to mass merchandisers, mid-tier retailers, chains and department stores in the United States; and (ii) Pagoda International, which markets the Company's branded and licensed athletic, casual and dress footwear for men, women and children, typically at moderate price points primarily to better specialty retailers in Europe, Latin America and the Far East.

   In 1997, the Company made a decision to reduce its investment in the Pagoda International division in Latin America and Europe as a result of excessive inventories and declining performance. The restructuring plan includes the sale of the remaining Brazilian inventory of licensed products and the shift of European inventory ownership and marketing of its licensed footwear to distributors. See Note 3 of Notes to Consolidated Financial Statements on page 25 of the Annual Report to Shareholders for the year ended January 31, 1998, which is incorporated herein by reference, for additional information regarding the restructuring of the Pagoda International division.

   Pagoda USA, which is a leading branded and private label footwear resource for many of the nation's larger retailers, including Dillards, Edison Brothers, Famous Footwear, Kmart, Mercantile, Payless ShoeSource, Sears, Target and Wal-Mart, provided its wholesale customers with over 43 million pairs of shoes in 1997.

   Pagoda USA and Pagoda International design and market a broad offering of women's, men's and children's branded and licensed footwear for department stores, specialty footwear stores and other retailers, domestically and internationally, respectively. Major brand names owned by the Pagoda Division include Air Step, Connie, le coq sportif, Larry Stuart, Buster Brown and Wildcats.

-----------------

   Pagoda USA and Pagoda International also seek opportunities to develop additional brands through selective acquisitions or licenses. Products sold under license agreements, which are generally for an initial term of two to three years and subject to renewal, were responsible for approximately 11%, 13% and 13% of consolidated sales in 1997, 1996, and 1995, respectively. Pagoda has a long-term licensing agreement which is renewable through 2014 to market the Dr. Scholl's brand of affordable, high quality casual and work shoes for men and women both domestically and internationally. The Company's other significant license agreements include Penn, Russell Athletic, Unionbay, Barbie, Star Wars and various Walt Disney properties, including Mickey & Co., Mulan and Simba's Pride. No single licensor represented greater than four percent of consolidated net sales for fiscal 1997.


Brown Shoe Sourcing Division

   The Brown Shoe Sourcing Division, formerly known as Pagoda Trading, sources essentially all of the footwear globally for Brown Shoe Company's Branded Marketing division, the Naturalizer Retail division, Pagoda USA and Pagoda International, and a portion of the footwear sold by Famous Footwear. The division, which in 1997 sourced 72 million pairs of shoes, has developed a global sourcing capability through its relationships with multiple third-party independent footwear manufacturers. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of its established relationships.

   The Company currently maintains sourcing offices in Brazil, China, Hong Kong, Indonesia, Italy, Mexico, and Taiwan. This structure enables the Company to source footwear at various price levels from significant shoe manufacturing regions of the world. In 1997, over half of the footwear sourced by Brown Shoe Sourcing was from manufacturing facilities in China. The Company has the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of the Company's foreign sourcing in 1997:

            Country                  Millions of Pairs
            -------                  -----------------
           China                           54.6
           Brazil                           7.0
           Indonesia                        4.8
           Italy                            3.4
           Taiwan                           0.6
           All Other                        1.7
                                           ----
              Total                        72.1
                                           ====

   The Company monitors the quality of the components of its footwear products prior to production and inspects prototypes of each footwear product before production runs are commenced. The Company also performs random in-line quality control checks during and after production before footwear leaves the manufacturing facility.

------------------

   The Company maintains separate design teams for each of its brands and the Company maintains a staff of footwear designers who are responsible for the creation and development of new product styles. The Company's designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. When a new style is created, the Company's designers work closely with independent footwear manufacturers to translate their designs into new footwear styles.


ITEM 2 - PROPERTIES
-------------------

   The principal executive, sales and administrative offices of the Company are located in Clayton (St. Louis), Missouri, and consist of an owned office building.

   The Company's wholesale footwear operations are carried out at two distribution centers located in Missouri and two manufacturing and one distribution facility located in Ontario, Canada. All of the facilities are owned. A leased sales office and showroom is maintained in New York City.

   The Company's retail footwear operations are conducted throughout the United States and Canada and involve the operation of 1,279 shoe stores, including 123 in Canada. All store locations are leased with more than half having renewal options. In addition, Famous Footwear has leased office space, a leased 750,000 square foot distribution center, including a mezzanine level, in Madison, Wisconsin, and a leased 800,000 square foot distribution center, including mezzanine levels, in Lebanon, Tennessee.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

   The Company is a party to several uninsured lawsuits arising in the ordinary course of business. While the Company is unable to predict the ultimate outcome of these actions, it believes that their final resolution will not result in any materially adverse effect on the Company's results of operations or financial position.

   The Company is involved in environmental remediation and ongoing compliance at several sites. At its closed New York tannery and two associated landfills, the Company has completed its remediation efforts, and in 1995, state environmental authorities reclassified the status of the site to one that has been properly closed and that requires only continued maintenance and monitoring over the next 26 years. The Company has begun remediation work at an owned manufacturing facility that is leased to another party in Colorado, and is working with the state of Colorado's environmental authorities to determine the extent to which, if any, solvents have left the Company's property. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain landfills from disposal of solvents and other by-products from the Company's closed tannery and shoe manufacturing facilities. See Note 14 of Notes to Consolidated Financial Statements on page 31 of the Annual Report to Shareholders for the year ended January 31, 1998, which is incorporated herein by reference, for a discussion of the financial statement impact of environmental issues on the Company. Federal, State, and local provisions for environmental protection have not had, nor are they anticipated to have, a material effect on the Company's capital expenditures, financial position or competitive position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

   No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

   The following is a list of the names and ages of the executive officers of the registrant and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire May, 1998.

Name                    Age  Current Position
----                    ---  ----------------
B. A. Bridgewater, Jr.   64  Chairman of the Board, President, Chief
                             Executive Officer and Chairman of the
                             Executive Committee

Brian C. Cook            58  Vice President, Brown Group, Inc. and
                             President, Famous Footwear

Ronald A. Fromm          47  Vice President, Brown Group, Inc. and
                             President, Brown Shoe Company

J. Martin Lang           41  Senior Vice President and Chief Financial
                             Officer, Famous Footwear

Robert D. Pickle         60  Vice President, General Counsel and
                             Corporate Secretary

Gary M. Rich             47  President, Pagoda U.S.A.

Harry E. Rich            58  Director, Executive Vice President,
                             Chief Financial Officer and Member of the
                             Executive Committee

James M. Roe             52  Senior Vice President, Real Estate,
                             Famous Footwear

Andrew M. Rosen          47  Vice President and Treasurer

Richard C. Schumacher    50  Vice President and Controller

David H. Schwartz        53  President, Brown Shoe Sourcing

Mary Sylvia Siverts      38  Vice President, Public Affairs

George J. Zelinsky       49  Senior Vice President and General Merchandise
                             Manager, Famous Footwear

-------------------------------------

   The period of service of each officer in the positions listed and other business experience are set forth below.

B. A. Bridgewater, Jr., Chairman of the Board and Chief Executive Officer of the registrant since 1985. President of the registrant prior to 1987 and since 1990.

Brian C. Cook, Vice President of the registrant since March 1992; President of Famous Footwear since 1981.

Ronald A. Fromm, Vice President of the registrant and President, Brown Shoe Company since March 1998. Executive Vice President, Famous Footwear from September 1992 to March 1998. Vice President and Chief Financial Officer of Famous Footwear from 1988 to 1992.

J. Martin Lang, Senior Vice President and Chief Financial Officer, Famous Footwear since March 1998. Vice President and Chief Financial Officer, Famous Footwear from 1995 through March 1998. From 1991 to 1995, served United States Shoe Corporation as Vice President of Finance -- Footwear Group from 1993 to 1995 and as Vice President and Chief Financial Officer - Footwear Retailing Group from 1991 to 1993.

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

James M. Roe, Senior Vice President, Real Estate, Famous Footwear since August 1997. Senior Vice President, Sales and Operations, Famous Footwear from December 1994 to August 1997. Vice President, Real Estate, Famous Footwear from January 1992 to 1994. Director, Strip Center Real Estate of the registrant from 1987 to 1992.

Andrew M. Rosen, Vice President and Treasurer of the registrant since January 1992. Treasurer of the registrant from 1983 to 1992.

Richard C. Schumacher, Vice President and Controller of the registrant since June 1994. Vice President and Chief Financial Officer of Wohl Shoe Company from November 1992 to June 1994. Assistant Controller of the registrant from 1985 to 1992.

David H. Schwartz, President, Brown Shoe Sourcing since February 1996. President, Men's, Athletic and Children's Divisions from March 1995 to February 1996. President, Marathon Division, Pagoda from March 1981 to March 1995.

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

                             PART II
                              -------


ITEM 5 -MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED SHAREHOLDER MATTERS
-------------------------------------------------

   Common Stock market prices and dividends on page 39 of the Annual Report to Shareholders and the number of shareholders of record on page 41 of the Annual Report to Shareholders for the year ended January 31, 1998, are incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

   Selected Financial Data on page 19 of the Annual Report to Shareholders for the year ended January 31, 1998, is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------

   Management's Discussion and Analysis of Operations and Financial
Condition on pages 14 through 18 of the Annual Report to Shareholders for the year ended January 31, 1998, is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

   The consolidated financial statements of the Company and its subsidiaries on pages 20 through 38, and the supplementary financial information on page 39 of the Annual Report to Shareholders for the year ended January 31, 1998, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------

   None.

                             PART III
                              --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

   Information regarding Directors of the Company on pages 3 through 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held
May 28, 1998, is incorporated herein by reference. Information regarding Executive Officers of the Company is included in Part I of this Form 10-K following Item 4.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

   Information regarding Executive Compensation on pages 10 through 19 and 21 through 26 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 1998, is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   Security Holdings of Directors and Management on page 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 1998, is incorporated herein by reference.


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

Exhibit No.:
------------

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

     (ii)        Bylaws of the Company as amended through
                  March 5, 1998, filed herewith.

    4.(a) Rights Agreement dated as of March 7, 1996 between the Company and First Chicago Trust Company of New York, which includes as Exhibit A the form of Rights Certificate evidencing the Company's Common Stock Purchase Rights, incorporated herein by reference to the Company's Form 8-K dated March 7, 1996.

      (a) (i)     Amendment to Rights Agreement between
                  Brown Group, Inc. and First Chicago
                  Trust Company of New York, dated as of
                  July 8, 1997, effective August 11,
                  1997, incorporated herein by reference
                  to the Company's Form 8-K dated August
                  8, 1997.

      (b) Credit Agreement dated as of January 9, 1997, between the Company and the Lenders named therein, The Boatmen's National Bank of St. Louis, as Agent, and First Chicago Capital Markets, Inc., as Syndication Agent, incorporated herein by reference to the Company's Form 8-K dated January 9, 1997.

      (b) (i) Amendment No. 1, dated October 8, 1997, to the Credit Agreement between the Company and the Lenders named therein, NationsBank, N.A., as Agent, and First Chicago Capital Markets, Inc., as Syndication Agent, incorporated herein by reference to the Company's Form 10-Q dated November 1, 1997.

      (c) Indenture dated as of October 1, 1996, between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to the Company's Form 8-K dated October 7, 1996.

      (c) (i) First Supplemental Indenture dated as of January 9, 1997, between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to the Company's Form 8-K dated January 9, 1997.

      (c) (ii)    Second Supplemental Indenture dated as of
                  January 23, 1998, between the Company and
                  State Street Bank and Trust Company, as
                  Trustee, filed herewith.

      (d)         Senior Note Agreement, dated as of
                  October 24, 1995, between the Company
                  and Prudential Insurance Company of
                  America, as amended, incorporated
                  herein by reference to the Company's
                  Form 10-K dated February 1, 1997.

     (d)(i)      Amendment No. 2, dated October 7,
                  1997, to the Senior Note Agreement
                  between the Company and Prudential
                  Insurance Company of America, as
                  amended, incorporated herein by
                  reference to the Company's Form 10-Q
                  dated November 1, 1997.

      (e)         Certain instruments with respect to the
                  long-term debt of the Company are omitted pursuant to Item 601(b)(4)(iii) of
                  Regulation S-K since the amount of debt authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.
                  The Company hereby agrees to furnish a
                  copy of any such instrument to the
                  Securities and Exchange Commission upon
                  request.

   10.(a)*        Stock Option and Restricted Stock Plan
                  of 1987, as amended, incorporated
                  herein by reference to Exhibit 3 to
                  the Company's definitive proxy
                  statement dated April 26, 1988.

      (b)*        Stock Option and Restricted Stock Plan of
                  1994, incorporated herein by reference to
                  Exhibit 3 to the Company's definitive proxy statement dated April 20, 1994.

      (c)*        Transition and Consulting Agreement, dated
                  September 11, 1997, between the Company and
                  B. A. Bridgewater, Jr., filed herewith.

   13.            Annual Report to Shareholders of Brown
                  Group, Inc. for the fiscal year ended
                  January 31, 1998.  Such report, except
                  for portions specifically incorporated
                  by reference herein, is furnished for
                  the information of the SEC and is not
                  "filed" as part of this report.

   21.            Subsidiaries of the registrant.

   23.            Consent of Independent Auditors.

   24.            Power of attorney (contained on signature page).

   27.            Financial Data Schedule for fiscal 1997.

   27.1 Financial Data Schedule for restatement of first three quarters of fiscal 1997.

   27.2 Financial Data Schedule for restatement of the three quarters and year end of fiscal 1996.

   27.3 Financial Data Schedule for restatement of year end of fiscal 1995.

  99.1           Safe Harbor For Forward Looking Statements;
                  Certain Risk Factors That Could Affect the Company's Operating Results


(b)               Reports on Form 8-K:

                  The Company filed a current report on Form
                  8-K dated January 9, 1998, which announced the commencement of a consent solicitation relating to its $100,000,000 aggregate principal amount of 9-1/2% Senior Notes due October 15, 2006.

                  The Company filed a current report on Form
                  8-K dated January 23, 1998, which announced that the consent solicitation relating to its $100,000,000 9-1/2% Senior Notes due October 15, 2006 expired at 5:00 p.m., New York City time and that it had received consents from holders of at least a majority in aggregate principal amount of the Notes.

                  The Company filed a current report on Form
                  8-K dated February 5, 1998, which announced divisional retail sales results for the four-week period, fourth quarter, and fiscal year ended January 31, 1998. Brown Group, Inc. also announced additional losses at its Pagoda International division as well as disclosed the sale of Famous Footwear's fixture manufacturing facilities and the contract completion for sale of its Brazilian subsidiary's inventory.

                  The Company filed a current report on Form
                  8-K dated March 5, 1998, which announced operating results for the fiscal year ended January 31, 1998. Brown Group, Inc. also announced additional losses at its Pagoda International division which offset favorable results from core operations.

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


DATE: April 20, 1998                                    BROWN GROUP, INC.
                                                   ----------------------------
                                                         (Registrant)


                                                   By /s/ Harry E. Rich
                                                   ----------------------------
                                                   Executive Vice President and
                                                   on behalf of the Company as
                                                   Principal Financial Officer


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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 20, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.


            Signatures                               Title
            ----------                               -----


      /s/ B. A. Bridgewater, Jr.      Chairman of the Board of Directors
                                        President and Chief Executive
                                      Officer and on behalf of the Company
                                        as Principal Executive Officer



      /s/ Harry E. Rich               Director, Executive Vice President
                                         and Chief Financial Officer




      /s/ Richard C. Schumacher        Vice President and Controller and
                                         on behalf of the Company as
                                        Principal Accounting Officer

            Signatures                               Title
            ----------                               -----



      /s/ Julie C. Esrey                            Director




     /s/ Richard A. Liddy                   Director and Chairman of
                                                Audit Committee




     /s/ John Peters MacCarthy                      Director




    /s/ Jerry E. Ritter                             Director

                    ANNUAL REPORT ON FORM 10-K

                ITEM 14 (a)  (1) and (2), and (d)


                LIST OF FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULE


                   YEAR ENDED JANUARY 31, 1998


                        BROWN GROUP, INC.

                       ST. LOUIS, MISSOURI

FORM 10-K  -  ITEM 14 (a) (1) and (2), and (d)
BROWN GROUP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




   The following consolidated financial statements of Brown Group, Inc. and subsidiaries included in the annual report of the registrant to shareholders for the year ended January 31, 1998, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - January 31, 1998, and February 1, 1997.

     Consolidated Earnings - Years ended January 31, 1998, February 1, 1997, and February 3, 1996.

     Consolidated Cash Flows - Years ended January 31, 1998, February 1, 1997, and February 3, 1996.

     Consolidated Shareholders' Equity - Years ended January 31, 1998, February 1, 1997, and February 3, 1996.

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

                                SCHEDULE VIII
                                 -------------


                      VALUATION AND QUALIFYING ACCOUNTS
                              BROWN GROUP, INC.

-------------------------------------------------------------------------------
    COL. A.                 COL. B          COL. C         COL. D       COL. E
-------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                                       (1)        (2)
                            Balance             Charged to
                              at     Charged to   Other               Balance
                           Beginning Costs and  Accounts- Deductions- at End
                           of Period  Expenses  Describe   Describe   of Period
--------------------------------------------------------------------------------
(Thousands)

YEAR ENDED JANUARY 31, 1998
---------------------------

Deducted from assets:

   For doubtful accounts
      and discounts        $10,203   $5,145               $5,423-A    $9,925

YEAR ENDED FEBRUARY 1, 1997
---------------------------

Deducted from assets:

   For doubtful accounts
      and discounts         11,267    5,982                7,046-A     10,203


YEAR ENDED FEBRUARY 3, 1996
---------------------------

Deducted from assets:

   For doubtful accounts
      and discounts         11,664    5,101                5,498-A     11,267




A.  Accounts written off, net of recoveries
    and discounts taken.

                       BROWN GROUP, INC.
           ANNUAL REPORT TO SHAREHOLDERS ON FORM 10-K
                       INDEX TO EXHIBITS



                    Exhibit

   3.(ii)    Bylaws as amended through March 5, 1998

   4.(c)(ii) Second Supplemental Indenture dated as
                of January 23, 1998, between the
                Company and State Street Bank and
                Trust Company, as Trustee

  10.(c)     Transition and Consulting Agreement,
                dated September 11, 1997, between
                the Company and B. A. Bridgewater,
                Jr.

  13.        1997 Annual Report to Shareholders of
                Brown Group, Inc.

  21.        Subsidiaries of the registrant

  23.        Consent of Independent Auditors

  24.        Power of Attorney (see signature page)

  27.        Financial Data Schedule - fiscal 1997

  27.1       Financial Data Schedule - first three
                quarters of fiscal 1997 restated

  27.2       Financial Data Schedule - first three
                quarters and year end of fiscal
                1996 restated

  27.3       Financial Data Schedule - year end of
                fiscal 1995 restated

  99.1       Safe Harbor for Forward-Looking Statements;
                Certain Risk Factors That Could Affect
                the Company's Operating Results