Form 10-Q
period 1998-05-02
BROWN GROUP INC
filed 1998-06-11
CIK 14707

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   May 2, 1998

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

As of May 30, 1998, 18,049,727 shares of the registrant's common stock were outstanding.

                            BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                             (Unaudited)
                                        --------------------
                                          May 2,      May 3,   January 31,
                                           1998        1997      1998
                                        ---------   ---------  -----------
ASSETS

Current Assets
  Cash and Cash Equivalents             $  36,602   $  28,168  $  50,136
  Receivables, net of allowances of
    $10,505 at May 2, 1998,
    $10,107 at May 3, 1997, and
    $9,925 at January 31, 1998             71,259      87,312     77,355
  Inventories, net of adjustment to
    last-in, first-out cost of
    $15,199 at May 2, 1998,
    $17,578 at May 3, 1997, and
    $15,617 at January 31, 1998           370,438     401,123    380,177
  Other Current Assets                     30,300      39,257     30,862
                                        ---------   ---------  ---------
    Total Current Assets                  508,599     555,860    538,530

Property and Equipment                    213,452     205,886    212,330
  Less allowances for depreciation
    and amortization                     (133,086)   (121,660)  (129,586)
                                        ---------   ---------  ---------
                                           80,366      84,226     82,744

Other Assets                               74,574      71,784     73,714
                                        ---------   ---------  ---------
                                        $ 663,539   $ 711,870  $ 694,988
                                        =========   =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes Payable                         $  30,000   $  53,000  $  54,000
  Accounts Payable                        118,155     122,431    118,907
  Accrued Expenses                         82,232      74,417     93,191
  Income Taxes                             13,603       5,891     11,995
  Current Maturities of Long-Term Debt     15,000       2,000          -
                                        ---------   ---------  ---------
      Total Current Liabilities           258,990     257,739    278,093

Long-Term Debt and Capitalized
  Lease Obligations                       182,028     197,025    197,027
Other Liabilities                          20,388      24,490     20,678

Shareholders' Equity
  Common Stock                             67,685      67,612     67,685
  Additional Capital                       46,945      47,047     47,036
  Cumulative Translation Adjustment        (8,024)     (6,514)    (8,427)
  Unamortized Value of Restricted Stock    (3,799)     (6,037)    (4,358)
  Retained Earnings                        99,326     130,508     97,254
                                        ---------   ---------  ---------
                                          202,133     232,616    199,190
                                        $ 663,539   $ 711,870  $ 694,988
                                        =========   =========  =========

See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)

                                                      Thirteen Weeks Ended
                                                     ---------------------
                                                       May 2,    May 3,
                                                        1998      1997
                                                     --------   --------
Net Sales                                            $402,309   $391,815
Cost of Goods Sold                                    246,985    245,982
                                                     --------   --------
Gross Profit                                          155,324    145,833
                                                     --------   --------

Selling and Administrative Expenses                   142,782    138,007
Interest Expense                                        5,632      5,765
Other Income                                              (48)      (436)
                                                     --------   --------

Earnings Before Income Taxes                            6,958      2,497

Income Tax Provision                                    3,087        955
                                                     --------   --------

NET EARNINGS                                         $  3,871   $  1,542
                                                     ========   ========


BASIC EARNINGS PER COMMON SHARE                      $    .22   $    .09
                                                     ========   ========

DILUTED EARNINGS PER COMMON SHARE                    $    .22   $    .09
                                                     ========   ========

DIVIDENDS PER COMMON SHARE                           $    .10   $    .25
                                                     ========   ========









See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


(Thousands)

                                                    Thirteen Weeks Ended
                                                   ----------------------
                                                     May 2,     May 3,
                                                      1998       1997
                                                   ---------   ---------
Net Cash Provided by Operating Activities          $  15,772   $   7,066

Investing Activities:
  Capital expenditures                                (3,502)     (4,395)
  Other                                                    -         318
                                                   ---------   ---------

Net Cash Used by Investing Activities                 (3,502)     (4,077)

Financing Activities:
  Decrease in short-term notes payable               (24,000)     (9,000)
  Dividends paid                                      (1,804)     (4,507)
                                                   ---------   ---------

Net Cash Used by Financing Activities                (25,804)    (13,507)
                                                   ---------   ---------

Decrease in Cash and Cash Equivalents                (13,534)    (10,518)

Cash and Cash Equivalents at Beginning of Period      50,136      38,686
                                                   ---------   ---------

Cash and Cash Equivalents at End of Period         $  36,602   $  28,168
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

 For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report and Form 10-K for the period ended January 31, 1998.


 Note B - Earnings Per Share
 ---------------------------

 The following table sets forth the computation of basic and diluted earnings per share for the thirteen weeks ended (000's, except per share data):

                                                       May 2,     May 3,
                                                        1998       1997
                                                     ---------  ---------
  Numerator:
    Net earnings - Basic and Diluted                 $   3,871  $   1,542
                                                     =========  =========

  Denominator:
    Weighted average shares outstanding-Basic           17,625     17,566
    Effect of potentially dilutive securities              261        211
                                                     ---------  ---------
    Weighted average shares outstanding-Diluted         17,886     17,777
                                                     =========  =========

  Basic earnings per share                           $     .22  $     .09
                                                     =========  =========

  Diluted earnings per share                         $     .22  $     .09
                                                     =========  =========

 Note C - Comprehensive Income
 -----------------------------

 Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which established standards for the reporting and display of comprehensive income and its components. Comprehensive Income represents the change in Shareholders' Equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) totaled $4,274,000 and $(539,000) for the thirteen week periods ended May 2, 1998 and May 3, 1997, respectively. The foreign currency translation adjustment for the applicable periods, which represents the only difference between net income and comprehensive income for the Company, amounted to a gain of $403,000 in the first quarter of 1998 and a loss of $(2,081,000) in the first quarter of 1997.


 Note D - Computer Software Costs
 --------------------------------

 Effective February 1, 1998, the Company elected to adopt AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which requires the capitalization of certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. The adoption of this standard resulted in an increase in net earnings of $360,000 or $0.02 per diluted share for the thirteen weeks ended May 2, 1998. No restatement of prior year results was allowed or required.


 Note E - Pagoda International Restructuring Reserve
 ---------------------------------------------------

 In the first quarter of fiscal 1998, the Company utilized approximately $1.8 million of the $31.0 million initial restructuring reserve primarily to cover inventory markdowns as inventory continues to be liquidated. It is expected that the remaining reserve of $27.6 million will be utilized primarily in fiscal 1998.


 Note F - Condensed Consolidated Financial Information
 -----------------------------------------------------

 Certain of the Company's debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of May 2, 1998 and May 3, 1997, and the related condensed consolidating statements of earnings and cash flows for the quarters ended May 2, 1998 and May 3, 1997, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.

                              Condensed Consolidating Balance Sheet
                                       As of May 2, 1998

(Thousands)

                                              Guarantor    Non-Guarantor                 Consolidated
                                  Parent     Subsidiaries  Subsidiaries   Eliminations      Totals
                                 ----------  ------------  -------------  ------------   ------------
Assets
------
Current Assets
   Cash and cash equivalents . . $   1,075    $   9,580      $  30,947    $  (5,000)      $  36,602
   Receivables, net. . . . . . .    28,440       12,696         30,123            -          71,259
   Inventory, net. . . . . . . .    49,212      307,778         26,815      (13,367)        370,438
   Other current assets. . . . .      (424)      16,179          9,867        4,678          30,300
                                 ---------    ---------      ---------    ---------       ---------
    Total Current Assets . . . .    78,303      346,233         97,752      (13,689)        508,599
Property and Equipment, net. . .    16,659       56,515          7,192            -          80,366
Other Assets . . . . . . . . . .    45,812       16,698         12,176         (112)         74,574
Investment in Subsidiaries . . .   237,428       32,711          3,811     (273,950)              -
                                 ---------    ---------      ---------    ---------       ---------
    Total Assets . . . . . . . . $ 378,202    $ 452,157      $ 120,931    $(287,751)      $ 663,539
                                 =========    =========      =========    =========       =========
Liabilities & Shareholders' Equity
----------------------------------
Current Liabilities
   Notes payable . . . . . . . . $  30,000    $       -      $       -    $       -       $  30,000
   Accounts payable. . . . . . .     7,252       90,614         20,289            -         118,155
   Accrued expenses. . . . . . .    19,897       46,394         18,755       (2,814)         82,232
   Income taxes. . . . . . . . .     1,125       16,426         (4,489)         541          13,603
   Current maturities of
    long-term debt . . . . . . .    15,000            -              -            -          15,000
                                 ---------    ---------      ---------    ---------       ---------
       Total Current Liabilities    73,274      153,434         34,555       (2,273)        258,990
Long-Term Debt and Capitalized
    Lease Obligations. . . . . .   182,028            -             39             (39)     182,028
Other Liabilities. . . . . . . .    19,923          125            409          (69)         20,388
Intercompany Payable (Receivable)  (99,156)      81,959         23,481       (6,284)              -
Shareholders' Equity . . . . . .   202,133      216,639         62,447     (279,086)        202,133
                                 ---------    ---------      ---------    ---------       ---------
       Total Liabilities and
          Shareholders' Equity . $ 378,202    $ 452,157      $ 120,931    $(287,751)      $ 663,539
                                 =========    =========      =========    =========       =========


                              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    THIRTEEN WEEKS ENDED MAY 2, 1998

                                              Guarantor    Non-Guarantor                 Consolidated
                                  Parent     Subsidiaries  Subsidiaries   Eliminations      Totals
                                 ----------  ------------  -------------  ------------   ------------

Net Sales. . . . . . . . . . . . $  71,847    $ 305,727      $  97,370    $ (72,635)      $ 402,309
Cost of goods sold . . . . . . .    52,056      187,471         80,093      (72,635)        246,985
                                 ---------    ---------      ---------    ---------       ---------
   Gross profit. . . . . . . . .    19,791      118,256         17,277            -         155,324

Selling and administrative
   expenses. . . . . . . . . . .    20,273      108,061         14,921         (473)        142,782
Interest expense . . . . . . . .     5,571            5             56            -           5,632
Intercompany interest
   (income) expense. . . . . . .    (3,830)       3,806             24            -               -
Other (income) expense . . . . .    (1,549)           7          1,021          473             (48)
Equity in (earnings)
   of subsidiaries . . . . . . .    (3,969)        (305)             -        4,274               -
                                 ---------    ---------      ---------    ---------       ---------
   Earnings (Loss) Before
    Income Taxes . . . . . . . .     3,295        6,682          1,255       (4,274)          6,958
Income tax provision (benefit) .      (576)       2,713            950            -           3,087
                                 ---------    ---------      ---------    ---------       ---------
   Net Earnings (Loss) . . . . . $   3,871    $   3,969      $     305    $ (4,274)       $   3,871
                                 =========    =========      =========    ========        =========

            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   THIRTEEN WEEKS ENDED MAY 2, 1998

                                              Guarantor    Non-Guarantor                 Consolidated
                                  Parent     Subsidiaries  Subsidiaries   Eliminations      Totals
                                 ----------  ------------  -------------  ------------   ------------

Net Cash Provided (Used) by
   Operating Activities  . . . . $  13,436    $  15,704      $ (11,418)   $ (1,950)       $  15,772

Investing Activities:
   Capital expenditures  . . . .      (143)      (2,513)          (846)          -           (3,502)
   Other . . . . . . . . . . . .         -            -              -           -                -
                                 ---------    ---------      ---------    ---------       ---------
Net Cash Used by
   Investing Activities. . . . .      (143)      (2,513)          (846)          -           (3,502)

Financing Activities:
   Decrease in short-term
      notes payable. . . . . . .   (24,000)           -              -           -          (24,000)
   Dividends paid. . . . . . . .    (1,804)           -              -           -           (1,804)
   Intercompany financing. . . .    12,138      (10,454)         1,326      (3,010)               -
                                 ---------    ---------      ---------    ---------       ---------
Net Cash Provided (Used) by
   Financing Activities. . . . .   (13,666)     (10,454)         1,326      (3,010)         (25,804)

Increase (Decrease) in Cash and
   Cash Equivalents. . . . . . .      (373)       2,737        (10,938)     (4,960)         (13,534)
Cash and Cash Equivalents at
   Beginning of Period . . . . .     1,448        6,843         41,885         (40)          50,136
                                 ---------    ---------      ---------    ---------       ---------
Cash and Cash Equivalents at
   End of Period . . . . . . . . $   1,075    $   9,580      $  30,947    $  (5,000)      $  36,602
                                 =========    =========      =========    =========       =========


                             Condensed Consolidating Balance Sheet
                                       As of May 3, 1997

                                              Guarantor    Non-Guarantor                 Consolidated
                                  Parent     Subsidiaries  Subsidiaries   Eliminations      Totals
                                 ----------  ------------  -------------  ------------   ------------

Assets
------
Current Assets
   Cash and cash equivalents . . $      54    $   4,330      $  23,784    $       -       $  28,168
   Receivables, net. . . . . . .    30,612       13,542         43,158            -          87,312
   Inventory, net. . . . . . . .    61,367      306,179         47,495      (13,918)        401,123
   Other current assets. . . . .     9,160       16,820          7,997        5,280          39,257
                                 ---------    ---------      ---------    ---------       ---------
    Total Current Assets . . . .   101,193      340,871        122,434       (8,638)        555,860
Property and Equipment, net. . .    17,617       58,789          7,820            -          84,226
Other Assets . . . . . . . . . .    42,557       16,307         13,167         (247)         71,784
Investment in Subsidiaries . . .   261,715       57,624          3,811     (323,150)              -
                                 ---------    ---------      ---------    ---------       ---------
    Total Assets . . . . . . . . $ 423,082    $ 473,591      $ 147,232    $(332,035)      $ 711,870
                                 =========    =========      =========    =========       =========

Liabilities & Shareholders' Equity
----------------------------------
Current Liabilities
   Notes payable . . . . . . . . $  53,000    $       -      $       -    $       -       $  53,000
   Accounts payable. . . . . . .     5,906       88,195         28,330            -         122,431
   Accrued expenses. . . . . . .    22,171       38,210         14,249         (213)         74,417
   Income taxes. . . . . . . . .     1,159        4,539            280          (87)          5,891
   Current maturities of
    long-term debt . . . . . . .     2,000            -              -            -           2,000
                                 ---------    ---------      ---------    ---------       ---------
       Total Current Liabilities    84,236      130,944         42,859         (300)        257,739
Long-Term Debt and Capitalized
    Lease Obligations. . . . . .   197,025            -             75          (75)        197,025
Other Liabilities. . . . . . . .    21,756        2,244            594         (104)         24,490
Intercompany Payable
   (Receivable) . . . . . . . . . (112,551)     100,982         14,836       (3,267)              -
Shareholders' Equity . . . . . .   232,616      239,421         88,868     (328,289)        232,616
                                 ---------    ---------      ---------    ---------       ---------
       Total Liabilities and
          Shareholders' Equity . $ 423,082    $ 473,591      $ 147,232   $ (332,035)      $ 711,870
                                 =========    =========      =========   ==========       =========


                             CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    THIRTEEN WEEKS ENDED MAY 3, 1997

                                              Guarantor    Non-Guarantor                 Consolidated
                                  Parent     Subsidiaries  Subsidiaries   Eliminations      Totals
                                 ----------  ------------  -------------  ------------   ------------

Net Sales. . . . . . . . . . . . $  65,425    $ 289,541      $ 102,597   $  (65,748)      $ 391,815
Cost of goods sold . . . . . . .    48,286      180,478         83,004      (65,786)        245,982
                                 ---------    ---------      ---------    ---------       ---------
   Gross profit. . . . . . . . .    17,139      109,063         19,593           38         145,833

Selling and
   administrative expenses . . .    20,075      100,402         17,902         (372)        138,007
Interest expense . . . . . . . .     5,709            -             56            -           5,765
Intercompany interest
   (income) expense. . . . . . .    (3,934)       3,933              1            -               -
Other (income) expense . . . . .      (977)          16            115          410            (436)
Equity in (earnings)
   of subsidiaries . . . . . . .    (4,133)      (1,522)             -        5,655               -
                                 ---------    ---------      ---------    ---------       ---------
   Earnings (Loss) Before
    Income Taxes . . . . . . . .       399        6,234          1,519       (5,655)          2,497
Income tax provision (benefit) .    (1,143)       2,101             (3)           -             955
                                 ---------    ---------      ---------    ---------       ---------
   Net Earnings (Loss) . . . . . $   1,542    $   4,133      $   1,522    $  (5,655)      $   1,542
                                 =========    =========      =========    =========       =========



                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               THIRTEEN WEEKS ENDED MAY 3, 1997

                                              Guarantor    Non-Guarantor                 Consolidated
                                  Parent     Subsidiaries  Subsidiaries   Eliminations      Totals
                                 ----------  ------------  -------------  ------------   ------------

Net Cash Provided (Used) by
   Operating Activities. . . . . $   9,423    $   4,312      $ (13,541)   $   6,872       $   7,066

Investing Activities:
   Capital expenditures . . . . .     (514)      (3,372)          (509)           -          (4,395)
   Other. . . . . . . . . . . . .      318            -              -            -             318
                                 ---------    ---------      ---------    ---------       ---------
Net Cash Used by
   Investing Activities . . . . .     (196)      (3,372)          (509)           -          (4,077)

Financing Activities:
   Decrease in
    short-term notes payable  . .   (9,000)           -              -            -          (9,000)
   Dividends paid . . . . . . . .   (4,507)           -              -            -          (4,507)
   Intercompany financing . . . .    4,464       (2,920)         7,527       (9,071)              -
                                 ---------    ---------      ---------    ---------       ---------
Net Cash Provided (Used) by
   Financing Activities . . . . .   (9,043)      (2,920)         7,527       (9,071)        (13,507)

Increase (Decrease) in Cash and
   Cash Equivalents . . . . . . .      184       (1,980)        (6,523)      (2,199)        (10,518)
Cash and Cash Equivalents at
   Beginning of Period. . . . . .     (130)       6,310         30,307        2,199          38,686
                                 ---------    ---------      ---------    ---------       ---------
Cash and Cash Equivalents at
   End of Period . . . . . . . . $      54    $   4,330      $  23,784    $       -       $  28,168
                                 =========    =========      =========    =========       =========


 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 --------------------------------------------------------------------

 Results of Operations
 ---------------------

 Quarter ended May 2, 1998 compared to the Quarter ended May 3, 1997
 -------------------------------------------------------------------

 Consolidated net sales for the fiscal quarter ended May 2, 1998 were $402.3 million compared to $391.8 million in the quarter ended May 3, 1997. Net earnings of $3.9 million for the first quarter of 1998 compares to net earnings of $1.5 million in the first quarter of 1997 as a result of higher sales and gross profit margins.

 First quarter 1998 sales from the footwear retailing operations increased 6.9% from the first quarter of 1997. Famous Footwear's total sales of $212.3 million increased 6.2% from last year representing a same-store sales increase of 3.8% and 9 more stores, reflecting a total of 812 stores in operation. The Naturalizer Retail division's total sales increased 10.4% in the 1998 first quarter to $34.2 million, reflecting an increase of 7.6% on a same-store basis and 9 less stores in operation. The Canadian retailing operation's sales increased 9.5%, which resulted from a same-store sales increase of 8.4% and 5 more stores in operation than in the first quarter of 1997.

 Sales from footwear wholesaling businesses decreased 4.0% to $144.0 million compared to $150.1 million in the first quarter of 1997. The sales decline primarily relates to lower sales from the Pagoda International marketing division as the Company continues to reduce its investment in that business. However, Brown Shoe Company's wholesale divisions - Brown Branded Marketing and Pagoda USA - achieved combined sales of $127.3 million, reflecting a 5.8% increase from last year. The increase in sales was derived from the Women's division of Pagoda USA, as well as sales gains in the NaturalSport and Life Stride brands.

 Gross profit as a percent of sales increased to 38.6% from 37.2% for the same period last year. This increase was primarily due to higher margins at Famous Footwear and a higher mix of retail sales, which historically earn higher margins than wholesale sales.

 Selling and administrative expenses as a percent of sales increased to 35.5% from 35.2% for the same period last year. This increase was due to a higher mix of retail sales versus wholesale sales.

 The consolidated tax rate was 44.4% of consolidated pre-tax income for the first quarter of 1998 compared to 38.2% in last year's quarter resulting from no tax benefit being provided on higher operating losses at the Pagoda International marketing division.

 Financial Condition
 -------------------

 A summary of key financial data and ratios at the dates indicated is as follows:

                                        May 2,   May 3,    January 31,
                                        1998     1997         1998
                                       -------   ------    -----------

 Working Capital (millions)            $249.6    $298.1     $260.4

 Current Ratio                          2.0:1     2.2:1      1.9:1

 Total Debt as a Percentage of
    Total Capitalization                52.9%     52.0%      55.8%

 Net Debt (Total Debt less Cash and
    Cash Equivalents) as a Percentage
    of Total Capitalization             48.5%     49.0%      50.2%



 Cash flow from operating activities for the first quarter of fiscal 1998 was a net generation of $15.8 million versus $7.1 million last year. In 1998's first quarter, cash flow improved primarily as a result of lower accounts receivable and continued improvement in inventory management.

 The decline in the current ratio at May 2, 1998, compared to May 3, 1997, is due primarily to the impact of the Pagoda International restructuring charges and operating losses recorded in late fiscal 1997.

 The decrease in the ratio of total debt as a percentage of total capitalization at May 2, 1998, compared to the end of fiscal 1997, is due primarily to the Company's lower level of short-term notes payable. At May 2, 1998, $30.0 million was borrowed and $12.5 million of letters of credit were outstanding under the Company's $155 million revolving bank Credit Agreement.


 Forward-Looking Statements
 --------------------------

 The preceding Management's Discussion and Analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Exhibit 99 to the Company's fiscal 1997 Annual Report on Form 10-K, detailed factors that could cause variations in results to occur are listed and discussed. Such
 Exhibit is incorporated herein by reference.

                       PART II - OTHER INFORMATION
                       ---------------------------

 Item 1 - Legal Proceedings
 --------------------------

   There have been no material developments during the quarter ended May 2, 1998, in the legal proceedings described in the Corporation's Form 10-K for the period ended January 31, 1998.


 Item 4 - Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

  At the Annual Meeting of Shareholders held on May 28, 1998, two proposals described in the Notice of Annual Meeting of Shareholders dated April 24, 1998, were voted upon.

   1. The shareholders elected three directors, Mrs. Julie C. Esrey, Mr. Richard A. Liddy, and Mr. John Peters MacCarthy for terms of three years each and Mr. B. A. Bridgewater, Jr. for a term of one year. The voting for each director was as follows:

       Directors                              For      Withheld
      -----------------------             ----------   --------

      B. A. Bridgewater, Jr.              15,040,768    482,342
      Julie C. Esrey                      15,093,605    429,505
      Richard A. Liddy                    15,096,246    426,864
      John Peters MacCarthy               15,025,444    497,666

   2. The proposal to ratify and approve the prior adoption by the Board of Directors of the Brown Group, Inc. Stock Option and Restricted Stock Plan of 1998 and the allocation of 750,000 of the Corporation's shares thereto was approved by a vote of 13,640,169 in favor to 1,587,307 against, with 295,634 abstaining.


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

              (ii) Bylaws of the Corporation as amended through March 5, 1998, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended January 31, 1998.



         (10)     (d)                      Stock Option and Restricted Stock
                                           Plan of 1998, incorporated herein by
                                           reference to Exhibit 3 to the
                                           Company's definitive proxy statement
                                           dated April 24, 1998.

         (10)     (e)                      Employment Agreement, dated May 14,
                                           1998, between the Company and Ronald
                                           A. Fromm, filed herewith.

         (27)                              Financial Data Schedule (Page 15)

         (99.1) Discussion of Certain Risk Factors That Could Affect the Company's Operating Results as incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended January 31, 1998.

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


                                               BROWN GROUP, INC.


 Date: June 11, 1998                           /s/ Harry E. Rich
                                            --------------------------
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer

                                      EXHIBIT 27