Form 10-Q/A
period 1998-05-02
BROWN GROUP INC
filed 1998-08-04
CIK 14707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                               FORM 10-Q/A
                            AMENDMENT NO. 1
(Mark One)

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

             (10)     (e)    Employment Agreement, dated May 14, 1998,
                             between the Company and Ronald A. Fromm, previously filed.

             (27)            Financial Data Schedule (Refiled as Exhibit 27)

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


                                                 BROWN GROUP, INC.


Date: August 4, 1998                             /s/ Harry E. Rich
                                                   Harry E. Rich
                                               Executive Vice President
                                           and Chief Financial Officer and
                                           On Behalf of the Corporation as
                                           the Principal Financial Officer