Form 10-Q
period 1998-08-01
BROWN GROUP INC
filed 1998-09-11
CIK 14707

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   August 1, 1998

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

As of August 29, 1998, 18,046,477 shares of the registrant's common stock were outstanding.

                            BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                              (Unaudited)
                                         --------------------
                                         August 1,  August 2,   January 31,
                                           1998       1997         1998
                                         ---------  ---------   -----------
ASSETS

Current Assets
  Cash and Cash Equivalents             $  32,180   $  42,320   $  50,136
  Receivables, net of allowances of
    $9,651 at August 1, 1998,
    $8,974 at August 2, 1997, and
    $9,925 at January 31, 1998             75,109      73,484      77,355
  Inventories, net of adjustment to
    last-in, first-out cost of
    $15,265 at August 1, 1998,
    $17,203 at August 2, 1997, and
    $15,617 at January 31, 1998           396,657     439,208     380,177
  Other Current Assets                     26,014      37,634      30,862
                                        ---------   ---------   ---------
    Total Current Assets                  529,960     592,646     538,530

Property and Equipment                    214,260     208,234     212,330
  Less allowances for depreciation
    and amortization                     (135,310)   (124,368)   (129,586)
                                        ---------   ---------   ---------
                                           78,950      83,866      82,744

Other Assets                               75,250      72,110      73,714
                                        ---------   ---------   ---------
                                        $ 684,160   $ 748,622   $ 694,988
                                        =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                         $       -   $  47,000   $  54,000
  Accounts Payable                        161,772     160,795     118,907
  Accrued Expenses                         87,549      80,154      93,191
  Income Taxes                             14,197       5,674      11,995
  Current Maturities of Long-Term Debt     15,000       2,000           -
                                        ---------   ---------   ---------
      Total Current Liabilities           278,518     295,623     278,093

Long-Term Debt and Capitalized
  Lease Obligations                       182,029     197,025     197,027
Other Liabilities                          20,540      23,929      20,678

Shareholders' Equity
  Common Stock                             67,682      67,590      67,685
  Additional Capital                       46,883      46,814      47,036
  Cumulative Translation Adjustment       (10,079)     (6,599)     (8,427)
  Unamortized Value of Restricted Stock    (3,226)     (5,290)     (4,358)
  Retained Earnings                       101,813     129,530      97,254
                                        ---------   ---------   ---------
                                          203,073     232,045     199,190
                                        ---------   ---------   ---------
                                        $ 684,160   $ 748,622   $ 694,988
                                        =========   =========   =========

See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)

                                    Thirteen Weeks Ended    Twenty-six Weeks Ended
                                    ---------------------   ----------------------
                                    August 1,   August 2,   August 1,    August 2,
                                      1998         1997       1998          1997
                                    ---------   ---------   ---------    ---------
Net Sales                           $383,618    $378,823    $785,927     $770,638
Cost of Goods Sold                   229,616     232,587     476,601      478,569
                                    --------    --------    --------     --------
Gross Profit                         154,002     146,236     309,326      292,069
                                    --------    --------    --------     --------

Selling and Administrative Expenses  140,116     134,746     282,898      272,753
Interest Expense                       4,858       5,364      10,490       11,129
Other (Income) Expense                 1,284         346       1,236          (90)
                                    --------    --------    --------     --------

Earnings Before Income Taxes           7,744       5,780      14,702        8,277

Income Tax Provision                   3,449       2,250       6,536        3,205
                                    --------    --------    --------     --------

NET EARNINGS                        $  4,295    $  3,530    $  8,166     $  5,072
                                    ========    ========    ========     ========


BASIC EARNINGS PER COMMON SHARE     $    .24    $    .20    $    .46     $    .29
                                    ========    ========    ========     ========
DILUTED EARNINGS PER COMMON SHARE   $    .24    $    .20    $    .46     $    .29
                                    ========    ========    ========     ========

DIVIDENDS PER COMMON SHARE          $    .10   $    .25     $    .20     $    .50
                                    ========    ========    ========     ========









See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


(Thousands)

                                                   Twenty-six Weeks Ended
                                                   ----------------------
                                                   August 1,    August 2,
                                                      1998        1997
                                                   ---------    ---------
Net Cash Provided by Operating Activities          $  47,531    $  36,942

Investing Activities:
  Capital expenditures                                (7,915)      (9,677)
  Other                                                    -          370
                                                   ---------    ---------

Net Cash Used by Investing Activities                 (7,915)      (9,307)

Financing Activities:
  Decrease in short-term notes payable               (54,000)     (15,000)
  Proceeds from issuance of common stock                  37           14
  Dividends paid                                      (3,609)      (9,015)
                                                   ---------    ---------

Net Cash Used by Financing Activities                (57,572)     (24,001)
                                                   ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents     (17,956)       3,634

Cash and Cash Equivalents at Beginning of Period      50,136       38,686
                                                   ---------    ---------

Cash and Cash Equivalents at End of Period         $  32,180    $  42,320
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


Note B - Earnings Per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share for the periods ended August 1, 1998 and August 2, 1997 (000's, except per share data):

                             Thirteen Weeks Ended   Twenty-Six Weeks Ended
                             --------------------   ----------------------
                             August 1,  August 2,   August 1,    August 2,
                                1998       1997       1998         1997
                             ---------  ---------  ----------    ---------
 Numerator:
    Net earnings -
       Basic and Diluted     $ 4,295    $ 3,530     $ 8,166      $ 5,072
                             =======    =======     =======      =======

 Denominator:
    Weighted average shares
       outstanding-Basic      17,689     17,591      17,657       17,578
    Effect of potentially
       dilutive securities       290        289         276          218
                             -------    -------     -------      -------

    Weighted average shares
       outstanding-Diluted    17,979     17,880      17,933       17,796
                             =======    =======     =======      =======


 Basic earnings per share    $   .24    $   .20     $   .46      $   .29
                             =======    =======     =======      =======


 Diluted earnings per share  $   .24    $   .20     $   .46      $   .29
                             =======    =======     =======      =======

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

The following table sets forth the reconciliation from Net Income to Comprehensive Income (000's):

                                 Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                 --------------------   ----------------------
                                 August 1,  August 2,   August 1,    August 2,
                                   1998       1997        1998         1997
                                 ---------  ---------   ---------    ---------

 Net Income                      $ 4,295    $ 3,530     $ 8,166      $ 5,072
 Currency Translation Adjustment  (2,055)       (85)     (1,652)      (2,166)
                                 -------    -------     -------      -------
 Comprehensive Income            $ 2,240    $ 3,445     $ 6,514      $ 2,906
                                 =======    =======     =======      =======


Note D - Computer Software Costs
--------------------------------

Effective February 1, 1998, the Company elected to adopt AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which requires the capitalization of certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. The adoption of this standard resulted in an increase in net earnings of $276,000 or $0.02 per diluted share for the thirteen weeks ended August 1, 1998 and $636,000 or $0.04 per diluted share for the twenty-six weeks ended August 1, 1998. No restatement of prior year results was allowed or required.

Note E - Pagoda International Restructuring Reserve
---------------------------------------------------

In fiscal 1998, the Company utilized approximately $9.7 million of the $31.0 million initial restructuring reserve primarily to cover inventory markdowns, royalty agreement shortfalls and severance. In addition, in fiscal 1998 the Company provided an additional $1.4 million to cover costs associated with the restructuring. It is expected that the remaining reserve of $21.1 million as of August 1, 1998, will be utilized primarily in the remainder of fiscal 1998.

Year-to-date operating losses and additional charges for Pagoda International are $5.5 million, and total losses for fiscal 1998 are projected to be between $7.0 million and $8.0 million.

Note F - Condensed Consolidated Financial Information
-----------------------------------------------------

Certain of the Company's debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of August 1, 1998 and August 2, 1997, and the related condensed consolidating statements of earnings and cash flows for the twenty-six weeks ended August 1, 1998 and August 2, 1997, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.



                 CONDENSED CONSOLIDATING BALANCE SHEET
                          AS OF AUGUST 1, 1998

                                                Guarantor    Non-Guarantor                 Consolidated
                                   Parent     Subsidiaries   Subsidiaries    Eliminations     Totals
                                 ----------   ------------   -------------   ------------  ------------
Assets
Current Assets
   Cash and cash equivalents . . $    6,170   $     10,007   $      24,253   $    (8,250)  $     32,180
   Receivables, net. . . . . . .     32,569         10,121          32,419             -         75,109
   Inventory, net. . .               51,667        336,559          22,296       (13,865)       396,657
   Other current assets  . . . .       (667)        16,037           5,792         4,852         26,014
                                 ----------   ------------   -------------   -----------   ------------
    Total Current Assets . . . .     89,739        372,724          84,760       (17,263)       529,960
Property and Equipment, net. . .     15,968         55,796           7,186             -         78,950
Other Assets . . . . . . . . . .     46,663         17,071          11,628          (112)        75,250
Investment in Subsidiaries . . .    240,698         33,129           3,811      (277,638)             -
                                 ----------   ------------   -------------   -----------   ------------
    Total Assets . . . . . . . . $  393,068   $    478,720   $     107,385   $  (295,013)  $    684,160
                                 ==========   ============   =============   ===========   ============
Liabilities & Shareholders' Equity
Current Liabilities
   Notes payable . . . . . . . . $        -   $          -   $           -   $         -   $          -
   Accounts payable. . . . . . .      6,458        132,021          23,293             -        161,772
   Accrued expenses. . . . . . .     24,511         49,467          14,519          (948)        87,549
   Income taxes. . . . . . . . .      3,690          9,640           1,233          (366)        14,197
   Current maturities of
    long-term debt . . . . . . .     15,000              -               -             -         15,000
                                 ----------   ------------   -------------   -----------   ------------
       Total Current Liabilities     49,659        191,128          39,045        (1,314)       278,518
Long-Term Debt and Capitalized
    Lease Obligations. . . . . .    182,029              -              39           (39)       182,029
Other Liabilities. . . . . . . .     20,117            125             367           (69)        20,540
Intercompany Payable (Receivable)   (61,810)        65,501          17,918       (21,609)             -
Shareholders' Equity . . . . . .    203,073        221,966          50,016      (271,982)       203,073
                                 ----------   ------------   -------------   -----------   ------------
       Total Liabilities and
          Shareholders' Equity . $  393,068    $   478,720    $    107,385   $  (295,013)  $    684,160
                                 ==========    ===========    ============   ===========   ============

              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                 TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

                                                Guarantor    Non-Guarantor                 Consolidated
                                   Parent     Subsidiaries   Subsidiaries    Eliminations     Totals
                                 ----------   ------------   -------------   ------------  ------------
Net Sales. . . . . . . . . . . . $  135,737   $    610,568   $     176,437   $  (136,815)  $    785,927
Cost of goods sold . . . . . . .     97,955        373,309         142,152      (136,815)       476,601
                                 ----------   ------------   -------------   -----------   ------------
Gross profit . . . . . . . . . .     37,782        237,259          34,285             -        309,326

Selling and administrative
   expenses. . . . . . . . . . .     39,346        215,179          29,204          (831)       282,898
Interest expense . . . . . . . .     10,421              5              64             -         10,490
Intercompany interest
   (income) expense. . . . . . .     (7,338)         7,298              40             -              -
Other (income) expense . . . . .     (1,601)            (8)          2,014           831          1,236
Equity in (earnings) of
   subsidiaries. . . . . . . . .     (9,298)          (723)              -        10,021              -
                                 ----------   ------------   -------------   -----------   ------------
   Earnings (Loss) Before
    Income Taxes . . . . . . . .      6,252         15,508           2,963       (10,021)        14,702
Income tax provision (benefit) .     (1,914)         6,210           2,240             -          6,536
                                 ----------   ------------   -------------   -----------   ------------
   Net Earnings  . . . . . . . . $    8,166   $      9,298   $         723   $   (10,021)  $      8,166
                                 ==========   ============   =============   ===========   ============



            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

                                                Guarantor    Non-Guarantor                 Consolidated
                                   Parent     Subsidiaries   Subsidiaries    Eliminations     Totals
                                 ----------   ------------   -------------   ------------  ------------
Net Cash Provided (Used) by
   Operating Activities. . . . . $   13,023   $     36,162   $    (11,779)   $     10,125  $     47,531

Investing Activities:
   Capital expenditures. . . . .       (213)        (6,086)        (1,616)              -        (7,915)
   Other . . . . . . . . . . . .          -              -              -               -             -
                                 ----------   ------------   ------------    ------------  ------------
Net Cash (Used) by
   Investing Activities. . . . .       (213)        (6,086)        (1,616)              -        (7,915)

Financing Activities:
   Increase (decrease) in
    short-term notes payable . .    (54,000)             -              -               -       (54,000)
   Proceeds from issuance of
    common stock . . . . . . . .         37              -              -               -            37
   Dividends paid. . . . . . . .     (3,609)             -              -               -        (3,609)
   Intercompany financing. . . .     49,484        (26,912)        (4,237)        (18,335)            -
                                 ----------   ------------   ------------    ------------  ------------
Net Cash Provided (Used) by
   Financing Activities. . . . .     (8,088)       (26,912)        (4,237)        (18,335)      (57,572)

Increase (Decrease) in Cash and
   Cash Equivalents. . . . . . .      4,722          3,164        (17,632)         (8,210)      (17,956)
Cash and Cash Equivalents at
   Beginning of Period . . . . .      1,448          6,843         41,885             (40)       50,136
                                 ----------   ------------   ------------    ------------  ------------
Cash and Cash Equivalents at
   End of Period . . . . . . . . $    6,170   $     10,007   $     24,253    $     (8,250) $     32,180
                                 ==========   ============   ============    ============  ============

                 CONDENSED CONSOLIDATING BALANCE SHEET
                          AS OF AUGUST 2, 1997

                                                Guarantor    Non-Guarantor                 Consolidated
                                   Parent     Subsidiaries   Subsidiaries    Eliminations     Totals
                                 ----------   ------------   -------------   ------------  ------------
Assets
Current Assets
   Cash and cash equivalents . . $    1,324   $     10,533   $      30,463   $          -  $     42,320
   Receivables, net. . . . . . .     30,538         10,225          32,721              -        73,484
   Inventory, net. . . . . . . .     67,010        339,202          47,535        (14,539)      439,208
   Other current assets. . . . .      7,321         17,416           7,544          5,353        37,634
                                 ----------   ------------   -------------   ------------  ------------
    Total Current Assets . . . .    106,193        377,376         118,263         (9,186)      592,646
Property and Equipment, net. . .     18,328         57,784           7,754              -        83,866
Other Assets . . . . . . . . . .     42,701         16,661          12,973           (225)       72,110
Investment in Subsidiaries . . .    265,382         58,691           3,811       (327,884)            -
                                 ----------   ------------   -------------   ------------  ------------
    Total Assets . . . . . . . . $  432,604   $    510,512   $     142,801   $   (337,295) $    748,622
                                 ==========   ============   =============   ============  ============

Liabilities & Shareholders' Equity
Current Liabilities
   Notes payable . . . . . . . . $   47,000   $          -   $           -   $          -  $     47,000
   Accounts payable. . . . . . .      6,599        132,319          21,877              -       160,795
   Accrued expenses. . . . . . .     25,953         44,901          13,875         (4,575)       80,154
   Income taxes. . . . . . . . .      4,627          1,428          (1,203)           822         5,674
   Current maturities of
    long-term debt . . . . . . .      2,000              -               -              -         2,000
                                 ----------   ------------   -------------   ------------  ------------
       Total Current Liabilities     86,179        178,648          34,549         (3,753)      295,623
Long-Term Debt and Capitalized
    Lease Obligations. . . . . .    197,025              -              75            (75)      197,025
Other Liabilities. . . . . . . .     21,184          2,244             597            (96)       23,929
Intercompany Payable (Receivable)  (103,829)        86,441          17,738           (350)            -
Shareholders' Equity . . . . . .    232,045        243,179          89,842       (333,021)      232,045
                                 ----------   ------------   -------------   ------------  ------------
       Total Liabilities and
          Shareholders' Equity . $  432,604    $   510,512   $     142,801   $   (337,295) $    748,622
                                 ==========    ===========   =============   ============  ============


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                 TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

                                                Guarantor    Non-Guarantor                 Consolidated
                                   Parent     Subsidiaries   Subsidiaries    Eliminations     Totals
                                 ----------   ------------   -------------   ------------  ------------
Net Sales. . . . . . . . . . . . $  123,986   $    588,349  $      185,494   $  (127,191)  $    770,638
Cost of goods sold . . . . . . .     88,250        370,691         146,891      (127,263)       478,569
                                 ----------   ------------   -------------   ------------  ------------
Gross profit . . . . . . . . . .     35,736        217,658          38,603            72        292,069

Selling and administrative
   expenses. . . . . . . . . . .     38,012        200,324          35,110          (693)       272,753
Interest expense . . . . . . . .     11,033              -              96             -         11,129
Intercompany interest
   (income) expense. . . . . . .     (7,721)         7,720               1             -              -
Other (income) expense . . . . .     (1,790)           319             616           765            (90)
Equity in (earnings) of
   subsidiaries. . . . . . . . .     (7,888)        (2,589)              -        10,477              -
                                 ----------   ------------   -------------   ------------  ------------
   Earnings (Loss) Before
    Income Taxes . . . . . . . .      4,090         11,884           2,780       (10,477)         8,277
Income tax provision (benefit) .       (982)         3,996             191             -          3,205
                                 ----------   ------------   -------------   ------------  ------------
   Net Earnings  . . . . . . . . $    5,072   $      7,888  $        2,589   $   (10,477)  $      5,072
                                 ==========   ============  ==============   ===========   ============


            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

                                                Guarantor    Non-Guarantor                 Consolidated
                                   Parent     Subsidiaries   Subsidiaries    Eliminations     Totals
                                 ----------   ------------   -------------   ------------  ------------
Net Cash Provided (Used) by
   Operating Activities . . . .  $   13,914   $     28,416   $     (9,343)   $      3,955  $     36,942

Investing Activities:
   Capital expenditures . . . .      (2,008)        (6,732)          (937)              -        (9,677)
   Other. . . . . . . . . . . .         363              -              7               -           370
                                 ----------   ------------   -------------   ------------  ------------
Net Cash (Used) by
   Investing Activities . . . .      (1,645)        (6,732)           (930)             -        (9,307)

Financing Activities:
   Increase (decrease) in
    short-term notes payable. .     (15,000)             -               -              -       (15,000)
   Proceeds from issuance of
    common stock. . . . . . . .          14              -               -              -            14
   Dividends paid . . . . . . .      (9,015)             -               -              -        (9,015)
   Intercompany financing . . .      13,186        (17,461)         10,429         (6,154)            -
                                 ----------   ------------   -------------   ------------  ------------
Net Cash Provided (Used) by
   Financing Activities . . . .     (10,815)       (17,461)         10,429         (6,154)      (24,001)

Increase (Decrease) in Cash and
   Cash Equivalents . . . . . .       1,454          4,223             156         (2,199)        3,634
Cash and Cash Equivalents at
   Beginning of Period. . . . .        (130)         6,310          30,307          2,199        38,686
                                 ----------   ------------   -------------   ------------  ------------
Cash and Cash Equivalents at
   End of Period . . . . . . . . $    1,324   $     10,533   $      30,463   $          -  $     42,320
                                 ==========   ============   =============   ============  ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------


Results of Operations
 ---------------------

Quarter ended August 1, 1998 compared to the Quarter ended August 2, 1997
-------------------------------------------------------------------------

Consolidated net sales for the fiscal quarter ended August 1, 1998 were $383.6 million compared to $378.8 million in the quarter ended August 2, 1997. Net earnings of $4.3 million for the second quarter of 1998 compare to net earnings of $3.5 million in the second quarter of 1997 primarily as a result of higher sales and gross profit margins.

Second quarter 1998 sales from the footwear retailing operations increased 2.3% from the second quarter of 1997. Famous Footwear's total sales of $218.2 million increased 2.1% from last year representing a same-store sales increase of 0.5% and 7 more stores, reflecting a total of 810 stores in operation. The Naturalizer Retail division's total sales increased 5.1% in the 1998 second quarter to $36.6 million, reflecting an increase of 2.5% on a same-store basis and higher sales in new stores opened versus those stores closed in the past year, partially offset by the effect of 10 fewer stores in operation. The Canadian retailing operation's sales increased 5.7% in Canadian dollars reflecting flat same-store sales with 9 more stores in operation than in the second quarter of 1997. However, due to the weakening of the Canadian dollar, sales in U.S. dollars were flat with last year.

Sales from footwear wholesaling businesses decreased 1.2% to $113.9 million compared to $115.3 million in the second quarter of 1997. The sales decline primarily relates to lower sales of $6.4 million from the Pagoda International marketing division as the Company continues to reduce its investment in that business. However, Brown Shoe Company's wholesale divisions - Brown Branded Marketing and Pagoda USA - achieved combined sales of $99.4 million, reflecting a 5.0% increase from last year. The increase in sales was primarily derived from the Naturalizer and NaturalSport brands.

Gross profit as a percent of sales increased to 40.1% from 38.6% for the same period last year. This increase was primarily due to higher margins at Famous Footwear offset slightly by lower margins in the wholesale business.

Selling and administrative expenses as a percent of sales increased to 36.5% from 35.6% for the same period last year. This increase was due to higher expenses at Famous Footwear and Naturalizer Retail.

Other expense in the second quarter of 1998 primarily represents additional Pagoda International charges of $0.8 million.

The consolidated tax rate was 44.5% of consolidated pre-tax income for the second quarter of 1998 compared to 38.9% in last year's quarter resulting from no tax benefit being provided on operating losses at the Pagoda International marketing division in fiscal 1998.


Six Months ended August 1, 1998 compared to the Six Months ended August 2, 1997
-------------------------------------------------------------------------------

Consolidated net sales for the first half of 1998 were $785.9 million, an increase of 2.0% from the first six months of 1997 total of $770.6 million.
Net earnings of $8.2 million for the first half of 1998 compare to net earnings of $5.1 million for the first half of 1997.

Sales from the footwear retailing operations increased 4.5% to $528.0 million from the first half of 1997. Famous Footwear's total sales for the first six months of 1998 increased 4.1% from the first half of last year to $430.5 million, reflecting a 2.1% increase in same-store sales and 7 more units in operation. With 10 less stores in operation, Naturalizer stores' total sales increased 7.6% to $70.8 million in the first half of 1998, reflecting an increase of 4.9% on a same-store basis and higher sales levels in new stores versus those stores closed in 1998. Sales from the Canadian retailing operation during the first half of 1998 increased 3.7% to $26.8 million, with a same-store sales increase of 3.7% and 9 more units than in the six-month period ended August 2, 1997.

Sales from footwear wholesaling businesses for the first six months of 1998 decreased 2.8% to $257.9 million from the same period last year. The sales decline primarily relates to lower sales of $18.2 million from the Pagoda International marketing division. However, Brown Shoe Company's wholesale divisions - Brown Branded Marketing and Pagoda USA - achieved combined sales of $226.8 million, reflecting a 5.4% increase from last year. The increase in sales was derived from the Children's division of Pagoda USA, as well as sales gains in the Naturalizer and NaturalSport brands.

Gross profit as a percent of sales increased to 39.4% for the six-month period ended August 1, 1998 from 37.9% for the six-month period ended August 2, 1997. This increase was primarily due to higher margins at Famous Footwear.

Selling and administrative expenses as a percent of sales increased to 36.0% for the first six months of 1998 from 35.4% for the first six months of 1997. This increase was due to higher expenses at Famous Footwear and Naturalizer Retail.

Other expense for the first half of 1998 primarily represents additional Pagoda International charges of $1.4 million.

The consolidated tax rate was 44.5% of consolidated pre-tax income for the first half of 1998 compared to 38.7% in last year resulting from no tax benefit being provided on higher operating losses at the Pagoda International marketing division in fiscal 1998.

Financial Condition
-------------------

A summary of key financial data and ratios at the dates indicated is as follows:

                                    August 1,   August 2,  January 31,
                                      1998        1997         1998
                                    ---------   --------   -----------
Working Capital (millions)           $251.4      $297.0      $260.4

Current Ratio                         1.9:1       2.0:1       1.9:1

Total Debt as a Percentage of
   Total Capitalization               49.2%       51.5%       55.8%

Net Debt (Total Debt less Cash and
   Cash Equivalents) as a Percentage
   of Total Capitalization            44.8%     46.7%      50.2%

Cash flow from operating activities for the first half of fiscal 1998 was a net generation of $47.5 million versus $36.9 million last year. In 1998's first half, cash flow improved primarily as a result of lower accounts receivable and continued improvement in inventory management.

The decline in the current ratio at August 1, 1998 compared to August 2, 1997, is due primarily to the impact of the Pagoda International restructuring charges and operating losses recorded in late fiscal 1997.

The decrease in the ratio of total debt as a percentage of total capitalization at August 1, 1998, compared to the end of fiscal 1997, is due to strong cash flow which allowed the Company to reduce notes payable. At August 1, 1998, $17.3 million of letters of credit were the only items outstanding under the Company's $155 million revolving bank Credit Agreement.


Forward-Looking Statements
--------------------------

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Exhibit 99 to the Company's fiscal 1997 Annual Report on Form 10-K, detailed factors that could cause variations in results to occur are listed and discussed. Such Exhibit is incorporated herein by reference.

                                 PART II - OTHER INFORMATION
                                 ---------------------------

Item 1 - Legal Proceedings
--------------------------

  There have been no material developments during the quarter ended August 1, 1998, in the legal proceedings described in the Company's Form 10-K for the period ended January 31, 1998.


Item 5 - Other Information
--------------------------

  In accordance with the Bylaws of the Company, a stockholder who at any annual meeting of stockholders of the Company intends to nominate a person for election as a director or present a proposal must so notify the Secretary of the Company in writing, describing such nominee(s) or proposal and providing specified information concerning such stockholder or nominee and the reasons for and interest of such stockholder in the proposal, as well as various other matters. Generally, to be timely, such notice must be received by the Secretary at the executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the meeting was mailed or such public disclosure was made. The Company's next annual meeting is currently scheduled to be held on May 27, 1999, so that any such notice must be received between February 26, 1999, and March 28, 1999, to be considered timely for purposes of the 1999 Annual Meeting. Any person interested in making such a nomination or proposal should request a copy of the relevant Bylaw provisions from the Secretary of the Company. These time periods also apply in determining whether notice is timely for purposes of rules adopted by the Securities and Exchange Commission relating to exercise of discretionary voting authority, and are separate from and in addition to the Securities and Exchange Commission's requirements that a stockholder must meet to have a proposal included in the Company's proxy statement. Stockholder proposals intended to be presented at the 1999 Annual Meeting must be received by the Company no later than December 25, 1998, in order to be eligible for inclusion in the Company's proxy statement and proxy relating to that meeting. Upon receipt of any proposal, the Company will determine whether to include such proposal in accordance with regulations governing the solicitation of proxies.


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

         (10)     (f)         Severance Agreement, dated July 27,
                              1998 between the Company and Brian C.
                              Cook, filed herewith.

         (10)     (g)         Severance Agreement, dated July 27,
                              1998 between the Company and Ronald
                              A. Fromm, filed herewith.

         (10)     (h)         Severance Agreement, dated July 27,
                              1998 between the Company and Gary M.
                              Rich, filed herewith.

         (10)     (i)         Severance Agreement, dated July 27,
                              1998 between the Company and Harry E.
                              Rich, filed herewith.

         (10)     (j)         Severance Agreement, dated July 27,
                              1998 between the Company and David H.
                              Schwartz, filed herewith.

         (27)                 Financial Data Schedule (Page 99)

         (99.1) Discussion of Certain Risk Factors That Could Affect the Company's Operating Results as incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended January 31, 1998.

   (b)   Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended August 1, 1998.




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BROWN GROUP, INC.


 Date: September 11, 1998                      /s/ Harry E. Rich
     ---------------------              --------------------------------
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer