Form 10-Q
period 1998-10-31
BROWN GROUP INC
filed 1998-12-04
CIK 14707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended   October 31, 1998

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

As of November 28, 1998, 18,070,778 shares of the registrant's common stock were outstanding.

                            BROWN GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                              (Unaudited)
                                         ------------------------
                                         October 31,  November 1,  January 31,
                                            1998         1997          1998
                                         -----------  -----------  -----------
ASSETS

Current Assets
  Cash and Cash Equivalents               $  37,419    $  25,496    $  50,136
  Receivables, net of allowances of
    $9,850 at October 31, 1998,
    $10,512 at November 1, 1997, and
    $9,925 at January 31, 1998               67,287       85,598       77,355
  Inventories, net of adjustment to
    last-in, first-out cost of
    $14,968 at October 31, 1998,
    $16,984 at November 1, 1997, and
    $15,617 at January 31, 1998             369,423      393,972      380,177
  Other Current Assets                       25,896       35,471       30,862
                                          ---------    ---------    ---------
    Total Current Assets                    500,025      540,537      538,530

Property and Equipment                      215,692      210,262      212,330
  Less allowances for depreciation
    and amortization                       (137,826)    (126,701)    (129,586)
                                          ---------    ---------    ---------
                                             77,866       83,561       82,744

Other Assets                                 76,821       72,795       73,714
                                          ---------    ---------    ---------
                                          $ 654,712    $ 696,893    $ 694,988
                                          =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes Payable                           $       -    $  32,000    $  54,000
  Accounts Payable                          121,447      124,007      118,907
  Accrued Expenses                           85,182       87,647       93,191
  Income Taxes                               15,638       16,794       11,995
  Current Maturities of Long-Term Debt       25,000        2,000            -
                                          ---------    ---------    ---------
      Total Current Liabilities             247,267      262,448      278,093

Long-Term Debt and Capitalized
  Lease Obligations                         172,030      197,027      197,027
Other Liabilities                            20,352       23,282       20,678

Shareholders' Equity
  Common Stock                               67,738       67,579       67,685
  Additional Capital                         46,961       46,755       47,036
  Cumulative Translation Adjustment          (9,548)      (7,298)      (8,427)
  Unamortized Value of Restricted Stock      (2,996)      (4,601)      (4,358)
  Retained Earnings                         112,908      111,701       97,254
                                          ---------    ---------    ---------
                                            215,063      214,136      199,190
                                          ---------    ---------    ---------
                                          $ 654,712    $ 696,893    $ 694,988
                                          =========    =========    =========

See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

(Thousands, except per share)

                                     Thirteen Weeks Ended    Thirty-nine Weeks Ended
                                    -----------------------  -----------------------
                                    October 31, November 1,  October 31, November 1,
                                       1998        1997         1998        1997
                                    ----------  -----------  ----------- -----------
Net Sales                           $411,976     $433,886     $1,197,903  $1,204,524
Cost of Goods Sold                   248,222      278,056        724,823     756,625
                                    --------     --------     ----------  ----------
Gross Profit                         163,754      155,830        473,080     447,899

Selling and Administrative Expenses  136,887      146,871        419,785     419,624
Interest Expense                       4,464        5,145         14,954      16,274
Other Expense                            774          395          2,010         305
                                    --------     --------     ----------  ----------

Earnings Before Income Taxes          21,629        3,419         36,331      11,696

Income Tax Provision                   8,731       16,742         15,267      19,947
                                    --------     --------     ----------  ----------

NET EARNINGS (LOSS)                 $ 12,898     $(13,323)    $   21,064  $   (8,251)
                                    ========     ========     ==========  ==========


BASIC EARNINGS (LOSS)
   PER COMMON SHARE                 $    .73     $   (.76)    $     1.19  $     (.47)
                                    ========     ========     ==========  ==========

DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                 $    .72     $   (.76)    $     1.18  $     (.47)
                                    ========     ========     ==========  ==========

DIVIDENDS PER COMMON SHARE          $    .10     $    .25     $      .30  $      .75
                                    ========     ========     ==========  ==========









See Notes to Condensed Consolidated Financial Statements.

                            BROWN GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


(Thousands)

                                                   Thirty-nine Weeks Ended
                                                   -----------------------
                                                   October 31, November 1,
                                                      1998        1997
                                                   ----------- -----------
Net Cash Provided by Operating Activities          $  59,131   $  45,223

Investing Activities:
  Capital expenditures                               (12,542)    (15,311)
  Other                                                    -         390
                                                   ---------   ---------
Net Cash Used by Investing Activities                (12,542)    (14,921)

Financing Activities:
  Decrease in short-term notes payable               (54,000)    (30,000)
  Proceeds from issuance of common stock                 109          29
  Dividends paid                                      (5,415)    (13,521)
                                                   ---------   ---------

Net Cash Used by Financing Activities                (59,306)    (43,492)
                                                   ---------   ---------

Decrease in Cash and Cash Equivalents                (12,717)    (13,190)

Cash and Cash Equivalents at Beginning of Period      50,136      38,686
                                                   ---------   ---------

Cash and Cash Equivalents at End of Period         $  37,419   $  25,496
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


Note B - Earnings Per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods ended October 31, 1998 and November 1, 1997 (000's, except per share data):

                               Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                             ------------------------  ------------------------
                             October 31,  November 1,  October 31,  November 1,
                                1998         1997         1998         1997
                             -----------  -----------  -----------  -----------
Numerator:
   Net earnings (loss) -
      Basic and Diluted        $12,898     $(13,323)     $21,064     $(8,251)
                               =======     ========      =======     =======
Denominator:
   Weighted average shares
      outstanding-Basic         17,717       17,595       17,677      17,584
   Effect of potentially
      dilutive securities          191            -          247           -

   Weighted average shares
      outstanding-Diluted       17,908       17,595       17,924      17,584
                               -------     --------      -------     -------
Basic earnings (loss)
   per share                   $   .73     $   (.76)     $  1.19     $  (.47)
                               =======     ========      =======     =======

Diluted earnings (loss)
   per share                   $   .72     $   (.76)     $  1.18     $  (.47)
                               =======     ========      =======     =======


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

The following table sets forth the reconciliation from Net Earnings (Loss) to Comprehensive Income (Loss)(000's):

                              Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                             -----------------------  -----------------------
                             October 31, November 1,  October 31, November 1,
                                1998        1997         1998        1997
                             ----------- -----------  ----------- -----------

Net Earnings (Loss)            $12,898   $(13,323)     $21,064     $ (8,251)
Currency Translation
   Adjustment                      531       (699)      (1,121)      (2,865)
                               -------   --------      -------     --------
Comprehensive Income (Loss)    $13,429   $(14,022)     $19,943     $(11,116)
                               =======   ========      =======     ========

Note D - Computer Software Costs
--------------------------------

Effective February 1, 1998, the Company elected to adopt AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which requires the capitalization of certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. The adoption of this standard resulted in an increase in net earnings of $334,000 or $0.02 per diluted share for the thirteen weeks ended October 31, 1998 and $946,000 or $0.05 per diluted share for the thirty-nine weeks ended October 31, 1998. No restatement of prior year results was allowed or required.


Note E - Pagoda International Restructuring Reserve
---------------------------------------------------

In fiscal 1998, the Company has utilized approximately $13.7 million of the $31.0 million initial restructuring reserve established in fiscal 1997 primarily to cover inventory markdowns, royalty agreement shortfalls and severance. In addition, the Company provided an additional $1.4 million during the first two quarters of fiscal 1998 to cover costs associated with the restructuring. It is expected that the remaining reserve of $17.1 million as of October 31, 1998, will be utilized primarily in the fourth quarter of 1998.

Year-to-date operating losses and additional charges for Pagoda International are $6.3 million, and total losses for fiscal 1998 are still projected to be between $7.0 million and $8.0 million.

Note F - Condensed Consolidated Financial Information
-----------------------------------------------------

Certain of the Company's debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of October 31, 1998 and November 1, 1997, and the related condensed consolidating statements of earnings and cash flows for the thirty-nine weeks ended October 31, 1998 and November 1, 1997, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups (000's).


                 CONDENSED CONSOLIDATING BALANCE SHEET
                         AS OF OCTOBER 31, 1998

                                            Guarantor   Non-Guarantor                 Consolidated
                                   Parent  Subsidiaries Subsidiaries   Eliminations      Totals
                                  -------- ------------ -------------  ------------   ------------
Assets
------

Current Assets
 Cash and cash equivalents . . .  $ 15,935  $   5,490     $ 18,994      $  (3,000)      $ 37,419
 Receivables, net. . . . . . . .    29,750     13,649       23,888              -         67,287
 Inventory, net. . .                50,496    313,607       18,992        (13,672)       369,423
 Other current assets. . . . . .      (760)    14,957        6,915          4,784         25,896
                                  --------   --------     --------      ---------       --------
   Total Current Assets             95,421    347,703       68,789        (11,888)       500,025
Property and Equipment, net. . .    15,381     55,766        6,719              -         77,866
Other Assets . . . . . . . . . .    47,249     17,708       11,973           (109)        76,821
Investment in Subsidiaries . . .   254,773     37,064        3,811       (295,648)             -
                                  --------   --------     --------      ---------       --------
   Total Assets. . . . . . . . .  $412,824   $458,241     $ 91,292      $(307,645)      $654,712
                                  ========   ========     ========      =========       ========

Liabilities & Shareholders' Equity
----------------------------------

Current Liabilities
 Notes payable . . . . . . . . .  $      -   $      -     $      -      $       -       $      -
 Accounts payable. . . . . . . .     6,159     99,805       15,483              -        121,447
 Accrued expenses. . . . . . . .    21,600     51,530       13,616         (1,564)        85,182
 Income taxes. . . . . . . . . .     4,043     10,851          407            337         15,638
 Current maturities of
   long-term debt. . . . . . . .    25,000          -            -              -         25,000
                                  --------   --------     --------      ---------       --------
      Total Current Liabilities     56,802    162,186       29,506         (1,227)       247,267
Long-Term Debt and Capitalized
   Lease Obligations . . . . . .   172,030          -           39            (39)       172,030
Other Liabilities. . . . . . . .    19,923        125          373            (69)        20,352
Intercompany Payable (Receivable)  (50,994)    60,419       (3,880)        (5,545)             -
Shareholders' Equity . . . . . .   215,063    235,511       65,254       (300,765)       215,063
                                  --------   --------     --------      ---------       --------
      Total Liabilities and
         Shareholders' Equity. .  $412,824   $458,241     $ 91,292      $(307,645)      $654,712
                                  ========   ========     ========      =========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                   THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

                                            Guarantor   Non-Guarantor                 Consolidated
                                   Parent  Subsidiaries Subsidiaries   Eliminations      Totals
                                  -------- ------------ -------------  ------------   ------------

Net Sales. . . . . . . . . . . .  $199,410    $948,586     $259,642     $(209,735)      $1,197,903
Cost of goods sold . . . . . . .   142,640     582,804      209,114      (209,735)         724,823
                                  --------    --------     --------     ---------       ----------
 Gross profit. . . . . . . . . .    56,770     365,782       50,528             -          473,080

Selling and
   administrative expenses . . .    55,349     324,179       41,514        (1,257)         419,785
Interest expense . . . . . . . .    14,884           6           64             -           14,954
Intercompany interest
   (income) expense. . . . . . .   (10,711)     10,661           50             -                -
Other (income) expense . . . . .    (1,406)        153        2,006         1,257            2,010
Equity in (earnings)
   of subsidiaries . . . . . . .    (22,842)     (4,658)           -        27,500                -
                                  --------    --------     --------     ---------       ----------
 Earnings Before Income Taxes. .    21,496      35,441        6,894       (27,500)          36,331
Income tax provision . . . . . .       432      12,599        2,236             -           15,267
                                  --------    --------     --------     ---------       ----------
 Net Earnings. . . . . . . . . .  $ 21,064    $ 22,842     $  4,658     $ (27,500)      $   21,064
                                  ========    ========     ========     =========       ==========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

                                            Guarantor   Non-Guarantor                 Consolidated
                                   Parent  Subsidiaries Subsidiaries   Eliminations      Totals
                                  -------- ------------ -------------  ------------   ------------

Net Cash Provided (Used) by
 Operating Activities . . . . . .  $ 13,864   $ 41,090     $  4,866     $   (689)       $ 59,131

Investing Activities:
 Capital expenditures . . . . . .      (371)   (10,449)      (1,722)           -         (12,542)
 Other. . . . . . . . . . . . . .         -          -            -            -               -
                                   --------   --------     --------     --------        --------
Net Cash (Used) by
 Investing Activities . . . . . .      (371)   (10,449)      (1,722)           -         (12,542)

Financing Activities:
 Decrease in short-term
    notes payable . . . . . . . .   (54,000)         -            -            -         (54,000)
 Proceeds from issuance of
   common stock . . . . . . . . .       109          -            -            -             109
 Dividends paid . . . . . . . . .    (5,415)         -            -            -          (5,415)
 Intercompany financing . . . . .    60,300    (31,994)     (26,035)      (2,271)              -
                                   --------   --------     --------     --------        --------
Net Cash Provided (Used) by
 Financing Activities . . . . . .       994    (31,994)     (26,035)      (2,271)        (59,306)

Increase (Decrease) in Cash and
 Cash Equivalents . . . . . . . .    14,487     (1,353)     (22,891)      (2,960)        (12,717)
Cash and Cash Equivalents at
 Beginning of Period. . . . . . .     1,448      6,843       41,885          (40)         50,136
                                   --------   --------     --------     --------        --------
Cash and Cash Equivalents at
 End of Period. . . . . . . . . .  $ 15,935   $  5,490     $ 18,994     $ (3,000)       $ 37,419
                                   ========   ========     ========     ========        ========


                 CONDENSED CONSOLIDATING BALANCE SHEET
                         AS OF NOVEMBER 1, 1997

                                            Guarantor   Non-Guarantor                 Consolidated
                                   Parent  Subsidiaries Subsidiaries   Eliminations      Totals
                                  -------- ------------ -------------  ------------   ------------
Assets
------

Current Assets
 Cash and cash equivalents . . .  $ 1,081     $ (2,866)    $ 27,281     $       -      $ 25,496
 Receivables, net. . . . . . . .   29,090       12,400       44,108             -        85,598
 Inventory, net. . . . . . . . .   60,234      315,310       33,135       (14,707)      393,972
 Other current assets. . . . . .    3,616       20,315        6,349         5,191        35,471
                                  -------     --------     --------     ---------      --------
   Total Current Assets            94,021      345,159      110,873        (9,516)      540,537
Property and Equipment, net. . .   18,107       58,206        7,248             -        83,561
Other Assets . . . . . . . . . .   43,561       16,571       12,872          (209)       72,795
Investment in Subsidiaries . . .  250,657       44,215        3,811      (298,683)            -
                                  -------     --------     --------     ---------      --------
   Total Assets. . . . . . . . . $406,346     $464,151     $134,804     $(308,408)     $696,893
                                 ========     ========     ========     =========      ========

Liabilities & Shareholders' Equity
----------------------------------

Current Liabilities
 Notes payable . . . . . . . . . $ 32,000     $      -     $      -     $       -      $ 32,000
 Accounts payable. . . . . . . .    5,793       92,957        25,257            -       124,007
 Accrued expenses. . . . . . . .   25,040       41,306        16,184        5,117        87,647
 Income taxes. . . . . . . . . .    3,781       11,804           694          515        16,794
 Current maturities of
   long-term debt. . . . . . . .    2,000            -             -            -         2,000
                                  -------     --------     --------     ---------      --------
      Total Current Liabilities.   68,614      146,067        42,135        5,632       262,448
Long-Term Debt and Capitalized
   Lease Obligations . . . . . .  197,027            -            75          (75)      197,027
Other Liabilities. . . . . . . .   20,704        2,077           592          (91)       23,282
Intercompany Payable (Receivable) (94,135)      86,854        17,331      (10,050)            -
Shareholders' Equity . . . . . .  214,136      229,153        74,671     (303,824)      214,136
                                  -------     --------     --------     ---------      --------
      Total Liabilities and
         Shareholders' Equity. . $406,346     $464,151      $134,804    $(308,408)     $696,893
                                 ========     ========      ========    =========



             CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
               THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

                                            Guarantor   Non-Guarantor                 Consolidated
                                   Parent  Subsidiaries Subsidiaries   Eliminations      Totals
                                  -------- ------------ -------------  ------------   ------------
Net Sales. . . . . . . . . . . .  $193,682   $922,032     $286,098      $(197,288)     $1,204,524
Cost of goods sold . . . . . . .   137,950    578,452      237,610       (197,387)        756,625
                                  --------   --------     --------      ---------      ----------
Gross profit . . . . . . . . . .    55,732    343,580       48,488             99         447,899

Selling and
   administrative expenses . . .    55,501    308,397       56,849         (1,123)        419,624
Interest expense . . . . . . . .    16,173          2           99              -          16,274
Intercompany interest
   (income) expense. . . . . . .   (11,414)    11,425          (11)             -               -
Other (income) expense . . . . .    (2,907)       337        1,653          1,222             305
Equity in (earnings)
   of subsidiaries . . . . . . .     6,138     11,887            -        (18,025)              -
                                  --------   --------     --------      ---------      ----------
 Earnings (Loss) Before
   Income Taxes. . . . . . . . .    (7,759)    11,532      (10,102)        18,025           11,696
Income tax provision . . . . . .       492     17,670        1,785              -           19,947
                                  --------   --------     --------      ---------      ----------
 Net Earnings (Loss) . . . . . .  $ (8,251)  $ (6,138)    $(11,887)     $  18,025      $    (8,251)
                                  ========   ========     ========      =========      ===========

            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

                                            Guarantor   Non-Guarantor                 Consolidated
                                   Parent  Subsidiaries Subsidiaries   Eliminations      Totals
                                  -------- ------------ -------------  ------------   ------------
Net Cash Provided (Used) by
 Operating Activities .          $ 24,028    $ 19,519     $(11,979)      $ 13,655       $ 45,223

Investing Activities:
 Capital expenditures .            (2,588)    (11,647)      (1,076)             -        (15,311)
 Other . . . . . . .                  383           -            7              -            390
                                 --------    --------     --------       --------       --------
Net Cash Used by
 Investing Activities .            (2,205)    (11,647)      (1,069)             -        (14,921)

Financing Activities:
 Increase (decrease) in
   short-term notes payable.      (30,000)          -            -              -        (30,000)
 Proceeds from issuance of
   common stock. . .                   29           -            -              -              29
 Dividends paid. . .              (13,521)          -            -              -         (13,521)
 Intercompany financing             22,880    (17,048)      10,022        (15,854)              -
                                 --------    --------     --------       --------       --------
Net Cash Provided (Used) by
 Financing Activities .           (20,612)    (17,048)      10,022        (15,854)        (43,492)

Increase (Decrease) in Cash and
 Cash Equivalents. .                1,211      (9,176)     (3,026)         (2,199)        (13,190)
Cash and Cash Equivalents at
 Beginning of Period. .              (130)      6,310      30,307           2,199          38,686
                                 --------    --------     --------       --------       --------
Cash and Cash Equivalents at
 End of Period . . .             $  1,081    $ (2,866)    $27,281        $      -       $  25,496
                                 ========    ========     =======        ========       =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

Results of Operations
---------------------

Quarter ended October 31, 1998 compared to the Quarter ended November 1, 1997
-----------------------------------------------------------------------------

Consolidated net sales for the fiscal quarter ended October 31, 1998 were $412.0 million compared to $433.9 million in the quarter ended November 1, 1997. Sales during the third quarter of 1998 of $407.3 million for the Company's core businesses, which excludes the Pagoda International division and Famous Fixtures business that was sold at year end 1997, increased 1.8% from the third quarter of 1997.

Net earnings of $12.9 million for the third quarter of 1998 compare to a net loss of $13.3 million in the third quarter of 1997. The 1997 loss includes an aftertax charge of $21.0 million for the cost of reducing the Company's investment in its Pagoda International division's operations. The 1997 loss also includes a $5.0 million loss from the Pagoda International division's operations compared to a $0.8 million loss in 1998.

Third quarter 1998 sales from the footwear retailing operations increased 1.4% from the third quarter of 1997. Famous Footwear's retail sales of $239.7 million increased 1.9% from last year representing higher store productivity with a sales per square foot improvement of 1.5% offset by a same-store sales decrease of 1.4%. At the end of the third quarter, Famous Footwear has 813 stores in operation, reflecting one more unit than in 1997. The Naturalizer Retail division, with 338 stores at October 31, 1998, had total sales increase 2.1% in the 1998 third quarter to $33.8 million, reflecting an increase of 0.5% on a same-store basis and higher sales in new stores opened versus those stores closed in the past year. These improvements for the Naturalizer Retail division were partially offset by the effect of 13 fewer stores in operation. The Canadian retailing operation's sales increased 1.7% in Canadian dollars reflecting a decrease of 3.1% in same-store sales offset by 8 more stores in operation than in the third quarter of 1997. However, due to the weakening of the Canadian dollar, sales measured in U.S. dollars of $12.4 million decreased by 7.9% from last year.

Sales from footwear wholesaling businesses decreased 12.6% to $126.0 million compared to $144.2 million in the third quarter of 1997. The sales decline primarily relates to lower sales of $21.3 million from the Pagoda International marketing division as the Company continues to reduce its investment in that business. However, Brown Shoe Company's wholesale divisions - Brown Branded Marketing and Pagoda USA - achieved combined sales of $114.4 million, reflecting a 3.1% increase from last year. The increase in sales was primarily derived from the Pagoda USA division.

Gross profit as a percent of sales increased to 39.8% from 35.9% for the same period last year. Excluding the Pagoda International restructuring charge impact in 1997, last year's gross profit as a percent of sales was 37.7%. The increase in 1998 was primarily due to higher margins within the Pagoda USA division as well as at Famous Footwear.

Selling and administrative expenses as a percent of sales decreased to 33.23% from 33.9% for the same period last year. In 1997, selling and administrative expenses as a percent of sales were 32.9% excluding the restructuring charge impact. The 1998 increase was due to a higher mix of retail sales versus wholesale sales.

The consolidated tax rate was 40.4% of consolidated pre-tax income for the third quarter of 1998 compared to 40.8% in last year's quarter, excluding the restructuring charge and operating losses from Pagoda International.


Nine Months ended October 31, 1998 compared to the Nine Months ended
    November 1, 1997
--------------------------------------------------------------------

Consolidated net sales for the first nine months of 1998 were $1,197.9 million, a decrease of 0.5% from the first nine months of 1997 total of $1,204.5 million. Adjusting for the decline in sales at the Pagoda International division and the sale of Famous Fixtures, sales of $1,174.0 million in the Company's core businesses increased 4.4%.

Net earnings of $21.1 million for the first nine months of 1998 compare to a net loss of $8.3 million for the first nine months of 1997. The 1997 loss includes an aftertax charge of $21.0 million related to the Pagoda International division. The 1997 loss also includes a $9.1 million loss from Pagoda International operations compared to a $6.3 million loss in 1998.

Sales from the footwear retailing operations increased 4.6% to $814.0 million in the first nine months of 1998. Famous Footwear's retail sales for the first nine months of 1998 increased 4.7% from the first nine months of last year to $670.2 million, reflecting a 0.9% increase in same-store sales, one more unit in operation and higher store productivity with a sales per square foot increase of 3.9%. With 13 less stores in operation, Naturalizer stores' total sales increased 5.7% to $104.6 million in the first nine months of 1998, reflecting an increase of 3.4% on a same-store basis and higher sales levels in new stores versus those stores closed in 1998. Sales from the Canadian retailing operation increased 6.4% in Canadian dollars reflecting a 1.3% increase in same-store sales and 8 more stores in operation than in 1997. However, due to the weakening of the Canadian dollar, sales measured in U.S. dollars of $39.2 million decreased by 0.3% from last year.

Sales from footwear wholesaling businesses for the first nine months of 1998 decreased 6.2% to $383.9 million from the same period last year. The sales decline primarily relates to lower sales of $39.5 million from the Pagoda International marketing division. However, Brown Shoe Company's wholesale divisions - Brown Branded Marketing and Pagoda USA - achieved combined sales of $341.2 million, reflecting a 4.6% increase from last year. The increase in sales was primarily derived from the Children's division of Pagoda USA.

Gross profit as a percent of sales increased to 39.5% for the nine-month period ended October 31, 1998 from 37.2% for the nine-month period ended November 1, 1997. In 1997, gross profit as a percent of sales was 37.8% excluding the restructuring charge impact. The 1998 increase was due to higher margins at Famous Footwear.

Selling and administrative expenses as a percent of sales increased to 35.0% for the first nine months of 1998 from 34.8% for the first nine months of 1997. Excluding the Pagoda International restructuring charge impact in 1997, last year's selling and administrative expenses as a percent of sales were 34.5%. This increase was due to higher expenses at Famous Footwear and Naturalizer Retail.

Other expense for the first nine months of 1998 primarily represents environmental costs of $1.8 million associated with a vacant manufacturing facility in Colorado.

The consolidated tax rate was 42.0% of consolidated pre-tax income for the first nine months of 1998 compared to 40.2%, excluding the restructuring charge and operating losses at the Pagoda International marketing division, in fiscal 1997.


Financial Condition
-------------------

A summary of key financial data and ratios at the dates indicated is as follows:

                                October 31,  November 1,   January 31,
                                   1998         1997         1998
                                -----------  -----------   -----------

 Working Capital (millions)       $252.8        $278.1        $260.4

 Current Ratio                     2.0:1         2.1:1         1.9:1

 Total Debt as a Percentage of
    Total Capitalization           47.8%         51.9%         55.8%

 Net Debt (Total Debt less Cash and
    Cash Equivalents) as a Percentage
    of Total Capitalization        42.6%         49.0%         50.2%


Cash flow from operating activities for the first nine months of fiscal 1998 was a net generation of $59.1 million versus $45.2 million last year. In 1998's first nine months, cash flow improved primarily as a result of lower accounts receivable and continued improvement in inventory management.

The decline in the current ratio at October 31, 1998 compared to November 1, 1997, is primarily due to the combination of lower accounts receivable and inventory and the increase in current maturities of long-term debt.

The decrease in the ratio of total debt as a percentage of total capitalization at October 31, 1998, compared to the end of fiscal 1997, is due to strong cash flow which allowed the Company to reduce notes payable. At October 31, 1998, $13.3 million of letters of credit were the only items outstanding under the Company's $155 million revolving bank Credit Agreement.

Year 2000
 ---------

The "Year 2000" issue arises because many computer hardware and software systems, including the Company's, use only two digits to represent the year.
As a result, these systems and programs may not accurately calculate dates beyond 1999, which could cause system failures or malfunctions. The Company has established a company-wide Steering Committee, consisting of the Chief Financial Officer, Vice Presidents of the Information Services (IS) functions, internal executive financial and legal management and other employees, to oversee and manage this project.

A thorough assessment of all of the Company's existing information systems has been completed, and a comprehensive plan to modify or replace all hardware and software information systems that are not Year 2000 compliant has been developed. All systems will be tested to ensure that they will operate properly with respect to dates in the next century. The Company has assessed the operating systems and equipment used in its distribution centers, offices and other facilities that may contain embedded chips, and that may be Year 2000 sensitive, and will make modifications where necessary. The plan also includes communicating with significant business partners to determine their state of readiness for the Year 2000.

With respect to its internal information systems, as of October 31, 1998, the Company has substantially completed the modification or replacement of the systems used in its footwear wholesaling and sourcing operations, and its financial systems. Testing of approximately half of these systems has been successfully completed, with the balance scheduled to be tested by December 31, 1998. The Company's Naturalizer Retail division is modifying certain systems and installing new in-store systems, which includes replacing all of its point-of-sale registers. The new Year 2000 compliant registers and in-store systems have been installed, and the remaining modification work and testing is expected to be completed in early 1999. The Famous Footwear retail division has completed the modification of its ongoing systems, and is also replacing its in-store systems. The modified and new systems are expected to be fully tested by the end of April 1999, with the new in-store systems installed in all stores by mid-1999. For all of the Company's divisions, the balance of 1999 will be used for additional testing and correction of any problems that may arise.

The Company relies on independent business partners to provide various products and services. One of the most significant groups of partners is the independently owned and operated factories, primarily in China and Brazil, from which the Company purchases footwear for its wholesale and retail operations. Based on communications with representatives of and on-site visits to these factories, the Company has determined that the use of date-sensitive technology in their production processes is relatively low. Nevertheless, the Company is reviewing the assessment, remediation, and test plans of these factories to attempt to determine whether they can be relied on as suppliers going forward. The Company expects to complete this assessment by December 31, 1998. In addition, the Company has been in contact with footwear companies that provide Famous Footwear with the majority of its products, banks, benefit plan providers, transportation providers and others who supply goods and services to it. Communications with these partners are continuing in order to obtain as much assurance as possible that they will be compliant. However, there can be no assurance that these partners' Year 2000 remediation efforts will be wholly successful, nor can there be assurance that third parties not contacted will not have problems, and materially adversely affect the Company's operations.

Accordingly, the Company believes that the most reasonably likely worst case Year 2000 scenario is that its suppliers of footwear, for both its wholesale and retail businesses, would not be able to provide an uninterrupted flow of products. The Company has not yet developed contingency plans for this scenario, but intends to continue to monitor and evaluate the state of readiness of these suppliers. By mid-1999 the Company will determine which suppliers appear to be at risk of noncompliance, and will attempt to arrange for alternative sources of footwear from its large and diverse group of suppliers. The Company may also consider accelerating purchases of inventory to reduce this risk. The Company believes that there is adequate footwear producing capacity available to allow for the use of alternate sources or accelerated purchases. The Company also believes that if there is a disruption in the flow of footwear it will be short term in nature. Nevertheless, there can be no assurance that the Company can accurately and fully anticipate the level of disruption that may occur from its footwear and other suppliers, and that there will be no materially adverse effect on the Company.

The Company's wholesale division customers are department stores, mass merchants, and numerous other footwear retailers. The Company is communicating with its significant retail customers through which it processes transactions electronically using Electronic Data Interchange (EDI) technology to attempt to determine their ability to continue to conduct business in this manner. The Company has adopted the Year 2000 compliant version of EDI, and plans to perform tests directly with its applicable retail customers throughout 1999. As a contingency plan, if a customer is unable to continue to process transactions through EDI, it is expected that manual procedures could be implemented. The Company intends to continue to monitor and assess the EDI and the general state of Year 2000 readiness of its major retail customers. A Year 2000 failure by a major retail customer could have a materially adverse effect on the Company.

Management estimates that the non-incremental internal IS staff and outside consultant costs of the Company's Year 2000 efforts will total approximately $1.5 million. Through October 1998, approximately $1.0 million of this total has been incurred. In addition, the cost of new purchased or leased hardware and software that will both upgrade the functionality and operating efficiency of store and financial systems, and result in Year 2000 compliance, is expected to be approximately $15 million. All expenditures related to the Company's Year 2000 project are expected to be funded through operating cash flows. The costs of new purchased and leased systems will be expensed over the next several years. All costs related to modifying systems are being expensed as incurred.

The costs, and anticipated completion dates for Year 2000 modifications, and the risks associated with the Year 2000 issues, are based on management's best estimates utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code and systems, the cooperation and remediation success of the Company's suppliers (and their suppliers), and the ability to correctly anticipate risks and implement suitable contingency plans in the event of systems failures at the Company or its suppliers and customers (and their suppliers and customers).

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

                  PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings
 --------------------------

   There have been no material developments during the quarter ended October 31, 1998, in the legal proceedings described in the Company's Annual Report on Form 10-K for the period ended January 31, 1998.



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

             (ii)      Bylaws of the Company as
                       amended through March 5,
                       1998, incorporated herein by
                       reference to Exhibit 3 to the
                       Company's Report on Form 10-K
                       for the fiscal year ended
                       January 31, 1998.

         (27)          Financial Data Schedule (Page 19)

         (99.1)        Safe Harbor For Forward
                       Looking Statements; Certain
                       Risk Factors That Could
                       Affect the Company's
                       Operating Results as
                       incorporated herein by
                       reference to the Company's
                       Report on Form 10-K for the
                       fiscal year ended January 31,
                       1998.

   (b)   Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended October 31, 1998.


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BROWN GROUP, INC.


 Date: December 4, 1998                        /s/ Harry E. Rich
                                       -------------------------------
                                            Executive Vice President
                                        and Chief Financial Officer and
                                        On Behalf of the Corporation as
                                        the Principal Financial Officer