Form 10-K405
period 1999-01-30
BROWN GROUP INC
filed 1999-04-26
CIK 14707

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                             1998 FORM 10-K
(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
             For the fiscal year ended January 30, 1999

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

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on
        Title of each class                     which registered
----------------------------------------     -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

As of April 3, 1999, 18,204,290 common shares were outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $247 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended January 30, 1999, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held May 27, 1999, are incorporated by reference into Part III.



                             PART I
                             ------

ITEM 1 - BUSINESS
-----------------

    The Company, founded in 1878 and incorporated in 1913, operates in the Footwear industry. Current activities include the operation of retail shoe stores and the sourcing and marketing of footwear for women, men and children. During 1998, categories of footwear sales were approximately 59% women's footwear, 25% men's footwear and 16% children's footwear. This composition has remained relatively constant over the past few years. Approximately 68% of 1998 footwear sales were made at retail compared to 66% in 1997 and 63% in 1996. See Note 6 of Notes to Consolidated Financial Statements on page 29 of the Annual Report to Shareholders for the year ended January 30, 1999, which is incorporated herein by reference, for additional information regarding the Company's business segments.

    The Company's business is seasonal in nature due to consumer spending patterns with higher back-to-school, Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company's operating earnings for the year.

    The Company has approximately 11,000 full and part-time employees. Approximately 100 employees engaged in the warehousing of footwear in the United States are employed under a union contract, which will expire in September, 1999. In Canada, approximately 300 factory and warehouse employees are employed under union contracts, which expire in October, 1999 and October, 2000.


Retail Operations
-----------------

   The Company's retail operations at January 30, 1999 include 1,289 retail shoe stores in the United States and Canada under the Famous Footwear, Naturalizer and F.X. LaSalle names. A portion of the retail sales includes Company-owned and licensed brand names.

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

Famous Footwear

   Famous Footwear with over 800 stores is America's largest chain selling branded footwear for the entire family. Founded over 30 years ago, Famous Footwear was purchased by the Company in 1981 as a 32 store chain and has grown to 827 stores in the United States as of the end of fiscal 1998. Famous Footwear stores feature a wide selection of "brand name shoes for less for the entire family" of athletic, casual and dress shoes for women, men and children typically priced at 10% to 50% off manufacturers' suggested retail prices. Famous Footwear stores average approximately 5,500 square feet in size and are primarily located in strip centers and regional and outlet malls in the United States. Famous Footwear's branded product offering at discounted prices is designed to appeal to the needs of its target customers - value-oriented families. Footwear brands include Nike, Reebok, adidas, Skechers, Rockport, What's What, Naturalizer, Connie, Keds, Nunn Bush and Buster Brown.



ITEM 1 - BUSINESS (Continued)
-----------------

    Famous Footwear has developed store model stocks which reflect consumer demand, historical brand preferences, styles and sizes. These inventory models are adjusted based upon store location and promotional opportunities. Product and promotional mix are managed to control gross margins. The Company in fiscal 1999 expects to complete the replacement of all existing store information systems. The new systems will improve inventory controls, training and communication between headquarters and the stores as well as reduce store technology costs.

    With two distribution centers located in Madison, Wisconsin and Lebanon, Tennessee, Famous Footwear's distribution systems allow for merchandise to be delivered typically every week. In addition to the delivery of new styles and current promotional items, these systems provide item replenishment of the prior week's sales and redistribution of product to stores demonstrating the greatest item sell-through from stores with lower item sell-through. These systems of replenishment and distribution are designed to ensure that the right product is at the right place at the right time, and to control markdowns and maximize gross margins.

      Famous Footwear's marketing program includes television and newspaper advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the target customer. In 1998, management invested over $27 million to communicate Famous Footwear's philosophy: delivering the customer the best value and service on quality, branded footwear, typically, on a weekly basis.

Naturalizer

    The Company's Naturalizer stores are showcases for the Company's flagship brand of women's shoes. The Company owns and operates 331 Naturalizer stores located in the United States and 115 stores in Canada. Naturalizer specialty stores located in regional malls average approximately 1,200 square feet in size, and outlet stores located in outlet malls and shopping centers average approximately 2,600 square feet in size. These stores are designed and merchandised to appeal to the Naturalizer target customer who is a style and comfort conscious woman between 40-60 years old, who seeks quality and value in her footwear selections. In addition, the Company is repositioning certain styles to focus on a younger, active woman aged between 35-45 years old. The Naturalizer stores offer a selection of women's footwear styles, including dress, casual and athletic shoes, primarily under the Naturalizer brand, but also under the Naturalsport brand of casual shoes. The Naturalizer brand is one of North America's leading women's footwear brands, providing stylish, comfortable and quality footwear in a variety of patterns and sizes. Retail price points are typically between $50 and $85 per pair.

    Marketing programs for the Naturalizer stores have complemented the Company's Naturalizer brand advertising, building on the brand's consumer recognition and reinforcing the brand's added focus on style and quality. The Company has invested in additional Naturalizer sales force training commensurate with the brand image of style, quality and comfort, and utilizes a database marketing program, which targets and rewards frequent customers. In 1998, the Company installed updated point-of-sale registers and in 1999 a new merchandising reporting system will become operational. These systems will enhance management information and capture consumer preferences.



ITEM 1 - BUSINESS (Continued)
-----------------

    The Company also operates 16 F.X. LaSalle retail stores, primarily in the Montreal, Canada market, which sell better-grade men's and women's footwear brands. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250. These stores average approximately 2,100 square feet.

    A summary of retail footwear stores operated by the Company at the prior three fiscal year-ends is as follows:

              Company-Owned Retail Footwear Stores

                                                       1998   1997   1996
                                                       ----   ----   ----
Famous Footwear
   Family footwear stores which feature "brand names
   for less"; located in strip centers and regional
   and outlet malls.                                    827    815    794
Naturalizer
   Stores selling the Naturalizer and Naturalsport
   brands of women's footwear; located in major
   malls, shopping centers and outlet centers
   throughout the U.S. and Canada.                      446    448    446
F. X. LaSalle
   Stores selling men's and women's better-grade
   branded footwear in major malls in Canada.            16     16    16
                                                      -----  -----  -----
      Total                                           1,289  1,279  1,256
                                                      =====  =====  =====

Wholesale Operations
--------------------

   Footwear is distributed by the Company's Brown Branded, Pagoda and Canada Wholesale divisions to approximately 2,800 retailers including department stores, mass merchandisers and independent retailers in the United States, Canada and to affiliates. These divisions import substantially all of their footwear through the Brown Shoe Sourcing division, except for the Canadian Wholesale division which also produces footwear in two Company-owned manufacturing facilities. Most of the Company's wholesale customers also sell shoes bought from competing footwear suppliers.

   The nature of the Company's wholesale shoe business is such that orders for shoes are solicited by the Company's sales force throughout the year for the two major selling seasons, spring and fall. Orders placed as a result of these sales efforts are taken before the shoes are sourced with delivery generally within three to four months thereafter. Footwear is sold to wholesale customers on both a first-cost and landed basis. First-cost sales are those sales in which the Company obtains title to footwear from its overseas suppliers and typically relinquishes title to customers at a designated overseas port. Landed sales are those sales in which the Company obtains title to footwear from its overseas suppliers and maintains title until the footwear is inside the United States borders. After importing, the footwear may be sold directly to customers; certain high volume styles are inventoried to allow prompt shipment on reorders.

-

ITEM 1 - BUSINESS (Continued)
-----------------

   At February 27, 1999, the Company's core wholesale operations had a backlog of unfilled orders of approximately $129 million compared to $134 million on February 28, 1998. Most orders are for delivery within the next 90-120 days, and although orders are subject to cancellation, the Company has not experienced significant cancellations in the past. The backlog at a particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and the timing of licensed product releases such as movies or sporting events. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

   In the past, the Company also has distributed footwear through its Pagoda International division. This division marketed the Company's branded and licensed athletic, casual and dress footwear for men, women and children, typically at moderate price points primarily to better specialty retailers in Europe, Latin America and the Far East. In 1997, the Company made a decision to reduce its investment in the Pagoda International division as a result of excessive inventories and declining performance. The restructuring plan included the sale of the remaining Brazilian inventory of licensed products and the shift of European inventory ownership and marketing of its licensed footwear to other parties. See Note 4 of Notes to Consolidated Financial Statements on page 28 of the Annual Report to Shareholders for the year ended January 30, 1999, which is incorporated herein by reference, for additional information regarding the restructuring of the Pagoda International division.

Brown Branded Division

   The Brown Branded division is one of the nation's leading marketers of women's footwear. This division designs and markets the Company's Naturalizer, Naturalsport, Life Stride, LS Studio, and Night Life brands. Each of the Company's brands is targeted to a specific customer segment representing different footwear styles and taste levels at different price points. The keystone of the Company's brand portfolio is the Naturalizer brand, which has a tradition of combining style and comfort. Introduced over 65 years ago, Naturalizer is one of the nation's leading women's footwear brands.

   Naturalizer and Naturalsport products emphasize style, comfort, quality and value. These brands provide a wide range of casual and dress footwear products, which combine comfort and fit with classic, relevant and up-to-date styling. Life Stride, and its brand extension, LS Studio, is a leading entry-level price point, women's brand in department stores, offering fashion-right styling. The Night Life brand is the Company's line of women's shoes for special occasions.

   The division's brands are sold in department stores, multi-line shoe stores and branded specialty stores. Currently the Company sells footwear products to substantially all the nation's major department store companies, including Dayton-Hudson, Dillard's, Federated, The May Company and Sak's.

   The Brown Branded division maintains an independent sales force to market its Naturalizer, Naturalsport, Life Stride, LS Studio and Night Life brands primarily to department and specialty footwear stores domestically. The sales force is responsible for developing and implementing marketing programs for each brand, planning promotional events, assisting in product development and managing the Company's relationships with its wholesale customers.



ITEM 1 - BUSINESS (Continued)
-----------------

   The Company continues to build on and take advantage of the heritage and consumer recognition of its traditional brands, and it also is more clearly defining the independent brand images of certain other brands. In each of the past two years, the division has invested approximately $19 million in advertising and marketing in support of its brands. The Company continues to focus on these marketing efforts by augmenting its market research, product development and marketing communications.

Pagoda Division

   The Pagoda division designs and markets branded, licensed and private label athletic, casual and dress footwear products to men, women and children at a variety of price points via mass merchandisers, mid-tier retailers, chains and department stores in the United States and Canada.

   Major brand names owned by the Pagoda division include Air Step, Buster Brown, Connie, Larry Stuart and Wildcats. The division is a resource for many of the nation's larger retailers, including Dillard's, Famous Footwear, Federated, Kmart, Nordstrom, Payless ShoeSource, Sak's, Sears, Spiegel, Target and Wal-Mart, providing its wholesale customers with over 45 million pairs of shoes in 1998.

   The Pagoda division also seeks opportunities to develop additional brands through selective acquisitions or licenses. Products sold under license agreements, which are generally for an initial term of two to three years and subject to renewal, were responsible for approximately 8%, 11% and 13% of consolidated sales in 1998, 1997, and 1996, respectively. Pagoda has a long-term licensing agreement which is renewable through 2014 to market the Dr. Scholl's brand of affordable, casual and work shoes for men and women both in the United States and in Canada. The Company's other significant license agreements include Barbie, Russell Athletic, Star Wars, Unionbay and various Walt Disney properties, including Mickey & Co., Mulan, Simba's Pride and Tarzan. No single licensor represented greater than 4 percent of consolidated net sales for 1998.

Canada Wholesale Division

   The Canada Wholesale division markets branded and licensed footwear products to women and children at a variety of price points to department stores, specialty stores and mass merchandisers.

   Similar to the Brown Branded division, the Canada Wholesale division markets the Company's Naturalizer and Naturalsport brands in Canada. The division manufactures in two Company-owned facilities a significant portion of the Naturalizer and Naturalsport brands sold by them. In addition, the division provides all Naturalizer related product for the Naturalizer stores located in Canada. Other brands and licensed footwear sold by the division include Barbie, Buster Brown, Connie, Star Wars and Westport.



ITEM 1 - BUSINESS (Continued)
-----------------

Brown Shoe Sourcing Division

   The Brown Shoe Sourcing Division sources essentially all of the footwear globally for the Brown Branded division, the Naturalizer Retail division, the Pagoda division, and a portion of the footwear sold by Famous Footwear. The division, which in 1998 sourced 58.8 million pairs of shoes, has developed a global sourcing capability through its relationships with over 75 third-party independent footwear manufacturers. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of its established relationships.

   The Company currently maintains sourcing offices in Brazil, China, Hong Kong, Indonesia, Italy, Mexico and Taiwan. This structure enables the Company to source footwear at various price levels from significant shoe manufacturing regions of the world. In 1998, over three-fourths of the footwear sourced by Brown Shoe Sourcing was from manufacturing facilities in China. The Company has the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of the Company's foreign sourcing in 1998:

            Country                 Millions of Pairs
            -------                 -----------------

           China                         45.4
           Brazil                         7.2
           Indonesia                      3.8
           Italy                          0.9
           Mexico                         0.4
           All Other                      1.1
                                         ----
              Total                      58.8
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



ITEM 1 - BUSINESS (Continued)
-----------------

Risk Factors
------------

     Certain statements herein and in the documents incorporated herein by reference as well as statements made by the Company from time to time contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. The considerations listed below represent certain important factors that the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

Competition; Changes in Consumer Preferences

     Competition is intense in the footwear industry. Certain of the Company's competitors are larger and have substantially greater resources than the Company. The Company's success depends upon its ability to remain competitive in the areas of style, price and quality, among others, and in part on its ability to anticipate and respond to changing merchandise trends and consumer preferences and demands in a timely manner.

     Furthermore, consumer preferences and purchasing patterns may be influenced by consumers' disposable income. Consequently, the success of the Company's operations may depend to a significant extent upon a number of factors affecting disposable income, including economic conditions and factors such as employment, business conditions, interest rates and taxation.

Reliance on Foreign Sources of Production

     The Company relies entirely on broad-based foreign sourcing for its footwear products. The Company sources footwear products from independent third-party manufacturing facilities located in China, Brazil, Indonesia, and to a lesser extent from Italy, Mexico, Taiwan and two Company-owned manufacturing facilities in Canada. Typically, the Company is a major, and in some cases the exclusive, customer of these third-party manufacturing facilities. The Company believes that its relationships with such third-party manufacturing facilities provide it with a competitive advantage; thus the Company's future results will partly depend on maintaining its close working relationships with its principal manufacturers.

     The Company relies heavily on independent third-party manufacturing facilities, primarily located in China. Historically, the trade relationship between the United States and China has not had a material adverse effect on the Company's business, financial condition or results of operations. There have been, however, and may in the future be, threats to the trade relationships between the United States and China, including past and future threats by the United States to deny Normal Trading Relations status to China. There can be no assurance that the trade relationship between the United States and China will not worsen, and if it does worsen, there can be no assurance that the Company's business, financial condition or results of operations will not be materially adversely affected thereby. Further, the Company cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although the Company believes that it could find alternative manufacturing sources for those products it currently sources from China through its existing relationships with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of its Chinese manufacturing capacity could have a material adverse effect on the Company.



ITEM 1 - BUSINESS (Continued)
-----------------

     As is common in the industry, the Company does not have any long-term contracts with its independent third-party foreign manufacturers. There can be no assurance that the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, failure to meet production deadlines, or increases in manufacturing costs. Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Although the Company purchases products from certain foreign manufacturers in United States dollars and otherwise engages in foreign currency hedging transactions, there can be no assurance that the Company will not experience foreign currency losses. The Company cannot predict whether additional United States or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of non-domestically produced products in the future or what effect such actions could have on its business, financial condition or results of operations.

Customer Concentration

     The customers of the Company's wholesaling business include department stores and mass merchandisers. Several of the Company's customers control more than one department store and/or mass merchandiser chain. While the Company believes that purchasing decisions in many cases are made independently by each department store or mass merchandiser chain under such common ownership, a decision by the controlling owner of a group of department stores and/or mass merchandisers, or any other significant customer, to decrease the amount of footwear products purchased from the Company could have a material adverse effect on the Company's business, financial condition or results of
operations.    In addition, the retail industry has periodically
experienced consolidation and other ownership changes, and in the future the Company's wholesale customers may consolidate, restructure, reorganize or realign, any of which could decrease the number of stores that carry the Company's products.

Dependence on Licenses

     The success of the Company's Pagoda division has to date been due, in part, to the Company's ability to attract licensors which have strong, well-recognized characters and trademarks. The Company's license agreements are generally for an initial term of two to three years, subject to renewal, but even where the Company has longer term licenses or has an option to renew a license, such license is dependent upon the Company's achieving certain results in marketing the licensed material. While the Company believes that its relationships with its existing licensors are good and it believes that it will be able to renew its existing licenses and obtain new licenses in the future, there can be no assurance that the Company will be able to renew its current licenses or obtain new licenses to replace lost licenses. In addition, certain of the Company's license agreements are not exclusive and new or existing competitors may obtain similar licenses.

Dependence on Major Branded Suppliers

     The Company's Famous Footwear retail business purchases a substantial portion of its footwear products from major branded suppliers. While the Company believes that its relationship with its existing suppliers is good, the loss of any of its major suppliers could have a material adverse effect on the Company's business, financial condition or results of operations. As is common in the industry, the Company does not have any long-term contracts with its suppliers. In addition, the Company's financial performance is in part dependent on the ability of Famous Footwear to obtain product from its suppliers on a timely basis and on acceptable terms.




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

   The Company's retail footwear operations are conducted throughout the United States and Canada and involve the operation of 1,289 shoe stores, including 131 in Canada. All store locations are leased with more than half having renewal options. In addition, Famous Footwear has leased office space, a leased 750,000 square foot distribution center, including a mezzanine level, in Madison, Wisconsin, and a leased 800,000 square foot distribution center, including mezzanine levels, in Lebanon, Tennessee.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the outcome of such proceedings and litigation currently pending will not have a materially adverse effect on the Company's results of operations or financial position.

     The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating a residential area adjacent to owned property in Colorado, under the oversight of Colorado authorities. This residential area has been affected by types of solvents that previously were used at the facility. Monitoring of the residential area continues. The Company also is evaluating remediation alternatives for the owned property. During 1998, the Company incurred charges of $2.3 million related to this site.

     At its closed New York tannery and two associated landfills, the Company has completed its remediation efforts, and in 1995, state environmental authorities reclassified the status of the site to one that has been properly closed and that requires only continued maintenance and monitoring over the next 25 years. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain landfills from the sale or disposal of solvents and other by-products from the closed tannery and shoe manufacturing facilities.

     Based on information currently available, the Company is carrying an accrued liability of $4.2 million, as of January 30, 1999, to complete the clean up at all sites. The ultimate cost may vary.

     While the Company currently operates no domestic manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1998.




EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

   The following is a list of the names and ages of the executive officers of the registrant and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire May, 1999.

Name                    Age   Current Position
----                    ---   ----------------
Ronald A. Fromm         48    Chairman of the Board,
                              President, Chief Executive Officer,
                              Brown Group, Inc. and President,
                              Brown Shoe Company

Theodore L. Anderson    50    Senior Vice President, Retail Sales and
                              Operations, Famous Footwear

Brian C. Cook           59    Executive Vice President, Brown Group, Inc.
                              and President, Famous Footwear

William A. Dandy        41    Senior Vice President, Marketing,
                              Famous Footwear

Charles C. Gillman      37    Senior Vice President and Director, Far East
                              Operations, Brown Shoe Sourcing

J. Martin Lang          42    Senior Vice President and Chief Financial
                              Officer, Famous Footwear

Byron D. Norfleet       37    Senior Vice President and General Manager,
                              Naturalizer Retail

Gary M. Rich            48    President, Pagoda

Harry E. Rich           59    Director, Executive Vice President,
                              Chief Financial Officer

James M. Roe            53    Senior Vice President, Real Estate,
                              Famous Footwear

Andrew M. Rosen         48    Senior Vice President and Treasurer

Richard C. Schumacher   51    Vice President and Controller

David H. Schwartz       53    President, Brown Shoe Sourcing

Gregory J. Van Gasse    48    President, Brown Branded

George J. Zelinsky      50    Senior Vice President and General Merchandise
                              Manager, Famous Footwear




EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)
------------------------------------

   The period of service of each officer in the positions listed and other business experience are set forth below.

Ronald A. Fromm, Chairman of the Board, President and Chief Executive Officer of the registrant since January 1999; President, Brown Shoe Company since March 1998. Vice President of the registrant from April 1998 to January 1999. Executive Vice President, Famous Footwear from September 1992 to March 1998. Vice President and Chief Financial Officer of Famous Footwear from 1988 to 1992.

Theodore L. Anderson, Senior Vice President, Retail Sales and
Operations, Famous Footwear since October 1997.  Senior Vice
President of Stores for Thom McAn, a division of Melville
Corporation, from 1992 to October 1997.

Brian C. Cook, Executive Vice President of the registrant since
January 1999; Vice President of the registrant from March 1992 to
January 1999; President of Famous Footwear since 1981.

William A. Dandy, Senior Vice President, Marketing, Famous
Footwear since February 1997.  Vice President of Marketing and
Advertising for Michael's Arts and Crafts Stores from July 1993 to February 1997.

Charles C. Gillman, Senior Vice President and Director, Far East Operations, Brown Shoe Sourcing since February 1997. Senior Vice President, Far East Operations, Brown Shoe Sourcing from 1995 to 1997. Senior Vice President, Women's Division - Far East, Pagoda from 1992 to 1995.

J. Martin Lang, Senior Vice President and Chief Financial Officer, Famous Footwear since March 1998. Vice President and Chief Financial Officer, Famous Footwear from 1995 through March 1998. From 1991 to 1995, served United States Shoe Corporation as Vice President of Finance - Footwear Group from 1993 to 1995 and as Vice President and Chief Financial Officer - Footwear Retailing Group from 1991 to 1993.

Byron D. Norfleet, Senior Vice President and General Manager,
Naturalizer Retail since July 1998. Series of management positions with Genesco, Inc. since 1984, most recently as Vice
President - Jarman Lease.

Gary M. Rich, President of Pagoda since March 1993.  President,
Pagoda Trading Company, Inc. from June 1989 through March 1993.
Executive Vice President, Sidney Rich Associates, Inc. from
December 1980 through June 1989.

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

Andrew M. Rosen, Senior Vice President and Treasurer since March
1999.  Vice President and Treasurer of the registrant since
January 1992.  Treasurer of the registrant from 1983 to 1992.

Richard C. Schumacher, Vice President and Controller of the registrant since June 1994. Vice President and Chief Financial Officer of Wohl Shoe Company from November 1992 to June 1994. Assistant Controller of the registrant from 1985 to 1992.




EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)
------------------------------------

David H. Schwartz, President, Brown Shoe Sourcing since February
1996.  President, Men's, Athletic and Children's Divisions from
March 1995 to February 1996.  President, Marathon Division,
Pagoda from March 1981 to March 1995.

Gregory J. Van Gasse, President, Brown Branded since September
1998.  Senior Vice President - Marketing and Sales for Florsheim
Group, Inc. from 1990 to September 1998.

George J. Zelinsky, Senior Vice President and General Merchandise
Manager, Famous Footwear since June 1989.  Vice President,
Women's Better Grade Division, Wohl Shoe Company from 1986 to
1989.












                            PART II
                            -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------

   Common Stock market prices and dividends on page 42 of the Annual Report to Shareholders and the number of shareholders of record on page 44 of the Annual Report to Shareholders for the year ended January 30, 1999, are incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

   Selected Financial Data on page 20 of the Annual Report to
Shareholders for the year ended January 30, 1999, is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------

   Management's Discussion and Analysis of Operations and
Financial Condition on pages 14 through 19 of the Annual Report to Shareholders for the year ended January 30, 1999, is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

   Information appearing under the caption "Financial
Instruments" on pages 17 through 18 of the Annual Report for Shareholders to the year ended January 30, 1999, is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

   The consolidated financial statements of the Company and its subsidiaries on pages 21 through 41, and the supplementary financial information on page 42 of the Annual Report to Shareholders for the year ended January 30, 1999, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------

   None.











                            PART III
                            --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

   Information regarding Directors of the Company on pages 4 through 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1999, is incorporated herein by reference. Information regarding Executive Officers of the Company is included in Part I of this Form 10-K following Item 4.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

   Information regarding Executive Compensation on pages 10 through 21 and 23 through 29 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1999, is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   Security Holdings of Directors and Management on page 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1999, is incorporated herein by reference.


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

(a) (3)           Exhibits

Exhibit No.:
-----------
    3.   (a)      Certificate of Incorporation of the Company
                  as amended through February 16, 1984,
                  incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended November 1, 1986.

         (a) (i) Amendment of Certificate of Incorporation of the Company filed February 20, 1987, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1988.

         (b) Bylaws of the Company as amended through April 20, 1999, filed herewith.

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

         (b) (ii) Amendment No. 2, dated January 7, 1999, to the Credit Agreement between the Company and the Lenders named therein NationsBank, N.A., as Agent, and First Chicago Capital Markets, Inc., as Syndication Agent, filed herewith.

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

         (c) (ii) Second Supplemental Indenture dated as of
                  January 23, 1998, between the Company and
                  State Street Bank and Trust Company, as
                  Trustee, incorporated herein by reference to the Company's Form 10-K dated
                  January 31, 1998.

         (d)      Senior Note Agreement, dated as of
                  October 24, 1995, between the Company and
                  Prudential Insurance Company of America, as amended, incorporated herein by reference to the Company's Form 10-K dated February 1, 1997.

         (d) (i) Amendment No. 2, dated October 7, 1997, to the Senior Note Agreement between the Company and Prudential Insurance Company of America, as amended, incorporated herein by reference to the Company's Form 10-Q dated November 1, 1997.

         (d) (ii) Amendment No. 3, dated January 7, 1999, to the
                  Senior Note Agreement between the Company and
                  Prudential Insurance Company of America, as amended, filed herewith.





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

         (b)* Stock Option and Restricted Stock Plan of 1994, as amended, incorporated herein by reference to
                  Exhibit 3 to the Company's definitive proxy statement dated April 17, 1996.

         (c)* Transition and Consulting Agreement, dated September 11, 1997, between the Company and
                  B. A. Bridgewater, Jr., incorporated herein by reference to the Company's Form 10-K dated January 31, 1998.

         (d)* Stock Option and Restricted Stock Plan of 1998, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 24, 1998.

         (e)* Employment Agreement, dated May 14, 1998 between the Company and Ronald A. Fromm, incorporated herein by reference to the Company's Form 10-Q dated May 2, 1998.

         (f)* Severance Agreement, dated July 27, 1998 between the Company and Brian C. Cook, incorporated herein by reference to the Company's Form 10-Q dated August 1, 1998.

         (g)* Severance Agreement, dated July 27, 1998 between the Company and Ronald A. Fromm, incorporated herein by reference to the Company's Form 10-Q dated August 1, 1998.

         (h)* Severance Agreement, dated July 27, 1998 between the Company and Gary M. Rich, incorporated herein by reference to the Company's Form 10-Q dated August 1, 1998.

         (i)* Severance Agreement, dated July 27, 1998 between the Company and Harry E. Rich, incorporated herein by reference to the Company's Form 10-Q dated August 1, 1998.

         (j)* Severance Agreement, dated July 27, 1998 between the Company and David H. Schwartz, incorporated herein by reference to the Company's Form 10-Q dated August 1, 1998.



   13. Annual Report to Shareholders of Brown Group, Inc. for the fiscal year ended January 30, 1999. Such report, except for portions specifically incorporated by reference herein, is furnished for the information of the SEC and is not "filed" as part of this report.

   21.            Subsidiaries of the registrant.

   23.            Consent of Independent Auditors.

   24.            Power of attorney (contained on signature page).

   27.            Financial Data Schedule for fiscal 1998.

(b)               Reports on Form 8-K:


                  No reports on Form 8-K were filed during the quarter ended January 30, 1999.


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

DATE: April 26, 1999                   BROWN GROUP, INC.
                                         (Registrant)


                                By    /s/ Harry E. Rich
                                -------------------------------
                                        Harry E. Rich
                                 Executive Vice President and
                                 on behalf of the Company as
                                 Principal Financial Officer


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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 26, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


       Signatures                              Title



  /s/ Ronald A. Fromm
-----------------------------    Chairman of the Board of Directors
    Ronald A. Fromm                President and Chief Executive
                                Officer and on behalf of the Company
                                   as Principal Executive Officer


  /s/ Harry E. Rich
-----------------------------    Director, Executive Vice President
     Harry E. Rich                  and Chief Financial Officer



  /s/ Richard C. Schumacher
-----------------------------    Vice President and Controller and
 Richard C. Schumacher              on behalf of the Company as
                                    Principal Accounting Officer









       Signature                               Title
       ---------                               -----



---------------------------------             Director
    Joseph L. Bower



  /s/ B. A. Bridgewater, Jr.
---------------------------------             Director
 B. A. Bridgewater, Jr.



  /s/ Julie C. Esrey
----------------------------------            Director
     Julie C. Esrey



  /s/ Richard A. Liddy
----------------------------------            Director
    Richard A. Liddy



  /s/ John Peters MacCarthy
----------------------------------            Director
 John Peters MacCarthy




----------------------------------            Director
    John D. Macomber




----------------------------------            Director
   William E. Maritz




----------------------------------            Director
General Edward C. Meyer, Retired




----------------------------------            Director
    Jerry E. Ritter















                   ANNUAL REPORT ON FORM 10-K

               ITEM 14 (a)  (1) and (2), and (d)


               LIST OF FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULE


                  YEAR ENDED JANUARY 30, 1999


                       BROWN GROUP, INC.

                      ST. LOUIS, MISSOURI











FORM 10-K  -  ITEM 14 (a) (1) and (2), and (d)
BROWN GROUP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




   The following consolidated financial statements of Brown Group, Inc. and subsidiaries included in the annual report of the registrant to shareholders for the year ended January 30, 1999, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - January 30, 1999, and  January 31, 1998.

     Consolidated  Earnings  -  Years  ended  January  30,  1999,
     January 31, 1998, and February 1, 1997.

     Consolidated  Cash  Flows - Years ended  January  30,  1999,
     January 31, 1998, and February 1, 1997.

     Consolidated Shareholders' Equity - Years ended January 30, 1999, January 31, 1998, and February 1, 1997.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

   The following consolidated financial statement schedule of Brown Group, Inc. and subsidiaries is included in Item 14(d):

     Schedule II - Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.













                                SCHEDULE II
                                -----------

                     VALUATION AND QUALIFYING ACCOUNTS
                             BROWN GROUP, INC.


     COL. A.                 COL. B          COL. C               COL. D       COL. E
----------------------------------------------------------------------------------------
                                              ADDITIONS
                                       -----------------------
                                           (1)       (2)
                            Balance                Charged to
                              at       Charged to   Other                    Balance
                           Beginning   Costs and   Accounts-    Deductions-  at End
                           of Period    Expenses   Describe      Describe    of Period
                           ---------   ----------  ----------   -----------  ---------
(Thousands)

YEAR ENDED JANUARY 30, 1999

Deducted from assets:

   For doubtful accounts
      and discounts        $ 9,925     $2,772          -        $2,877-A     $ 9,820


YEAR ENDED JANUARY 31, 1998

Deducted from assets:

   For doubtful accounts
      and discounts         10,203      5,145          -         5,423-A       9,925

YEAR ENDED FEBRUARY 1, 1997

Deducted from assets:

   For doubtful accounts
      and discounts         11,267      5,982          -         7,046-A      10,203






A.  Accounts written off, net of recoveries
    and discounts taken.








                      BROWN GROUP, INC.
          ANNUAL REPORT TO SHAREHOLDERS ON FORM 10-K
                      INDEX TO EXHIBITS



                  Exhibit
                  -------
3.  (b)        Bylaws as amended through April 20, 1999.

4.  (b)(ii)    Amendment No. 2, dated January 7, 1999,
               to the Credit Agreement between the
               Company and the Lenders named thereof
               NationsBank, N.A., as Agent, and
               First Chicago Capital Markets, Inc.,
               as Syndication Agent.

4.  (d)(ii)    Amendment No. 3, dated January 7, 1999,
               to the Senior Note Agreement between
               the Company and Prudential Insurance
               Company of America.

13.            1998 Annual Report to Shareholders of
               Brown Group, Inc.

21.            Subsidiaries of the registrant

23.            Consent of Independent Auditors

24.            Power of Attorney (see signature page)

27.            Financial Data Schedule - fiscal 1998