Form 10-Q
period 1999-05-29
BROWN SHOE CO INC/
filed 1999-06-09
CIK 14707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                               FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended   May 1, 1999

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                              ____________

                     Commission file number 1-2191
                              ____________


                        BROWN SHOE COMPANY, INC.
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


                           BROWN GROUP, INC.
         (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [x]    No [ ]

   As of May 29, 1999, 18,241,340 shares of the registrant's common stock were outstanding.





                        BROWN SHOE COMPANY, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                            (Unaudited)
                                         ------------------
                                         May 1,    May  2,   January 30,
                                          1999      1998        1999
                                       ---------  ---------  -----------
ASSETS

Current Assets
  Cash and Cash Equivalents            $  26,926  $  36,602  $  45,532
  Receivables, net of allowances of
    $10,243 at May 1, 1999,
    $10,505 at May 2, 1998, and
    $9,820 at January 30, 1999            76,852     71,259     67,815
  Inventories, net of adjustment to
    last-in, first-out cost of
    $13,097 at May 1, 1999,
    $15,199 at May 2, 1998, and
    $13,424 at January 30, 1999          389,181    370,438    362,274
  Other Current Assets                    21,936     30,300     21,762
                                       ---------  ---------  ---------
    Total Current Assets                 514,895    508,599    497,383

Other Assets                              77,229     74,574     75,671

Property and Equipment                   224,810    213,452    217,054
  Less allowances for depreciation
    and amortization                    (140,048)  (133,086)  (134,876)
                                       ---------  ---------  ---------
                                          84,762     80,366     82,178
                                       ---------  ---------  ---------
                                       $ 676,886  $ 663,539  $ 655,232
                                       =========  =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                        $  28,000  $  30,000  $       -
  Accounts Payable                       131,805    118,155    124,921
  Accrued Expenses                        82,501     82,232     90,081
  Income Taxes                             8,387     13,603      6,442
  Current Maturities of Long-Term Debt    10,000     15,000     25,000
                                       ---------  ---------  ---------
      Total Current Liabilities          260,693    258,990    246,444

Long-Term Debt and Capitalized
  Lease Obligations                      172,031    182,028    172,031
Other Liabilities                         20,354     20,388     19,583

Shareholders' Equity
  Common Stock                            68,266     67,685     68,131
  Additional Capital                      48,636     46,945     48,243
  Unamortized Value of Restricted Stock   (4,253)    (3,799)    (4,058)
  Accumulated Other Comprehensive Loss    (7,036)    (8,024)    (8,842)
  Retained Earnings                      118,195     99,326    113,700
                                       ---------  ---------  ---------
                                         223,808    202,133    217,174
                                       ---------  ---------  ---------
                                       $ 676,886  $ 663,539  $ 655,232
                                       =========  =========  =========

See Notes to Condensed Consolidated Financial Statements.

                        BROWN SHOE COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

(Thousands, except per share)

                                                    Thirteen Weeks Ended
                                                    --------------------
                                                     May 1,     May 2,
                                                      1999       1998
                                                    --------   --------
Net Sales                                           $396,826   $402,309
Cost of Goods Sold                                   239,019    246,985
                                                    --------   --------
Gross Profit                                         157,807    155,324
                                                    --------   --------

Selling and Administrative Expenses                  141,649    142,782
Interest Expense                                       4,683      5,632
Other (Income) Expense, Net                            1,295        (48)
                                                    --------   --------

Earnings Before Income Taxes                          10,180      6,958

Income Tax Provision                                   3,864      3,087
                                                    --------   --------

NET EARNINGS                                        $  6,316   $  3,871
                                                    ========   ========


BASIC EARNINGS PER COMMON SHARE                     $    .36   $    .22
                                                    ========   ========

DILUTED EARNINGS PER COMMON SHARE                   $    .35   $    .22
                                                    ========   ========

DIVIDENDS PER COMMON SHARE                          $    .10   $    .10
                                                    ========   ========







See Notes to Condensed Consolidated Financial Statements.



                        BROWN SHOE COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


(Thousands)

                                                   Thirteen Weeks Ended
                                                   --------------------
                                                     May 1,     May 2,
                                                      1999       1998
                                                   ---------- ---------

Net Cash (Used) Provided by Operating Activities   $ (21,708) $  15,772

Investing Activities:
  Capital expenditures                                (8,078)    (3,502)
                                                   ---------  ---------

Net Cash Used by Investing Activities                 (8,078)    (3,502)

Financing Activities:
  Increase (decrease) in short-term notes payable     28,000    (24,000)
  Principal payments of long-term debt               (15,000)         -
  Dividends paid                                      (1,820)    (1,804)
                                                   ---------  ---------

Net Cash Provided (Used) by Financing Activities      11,180    (25,804)
                                                   ---------  ---------

Decrease in Cash and Cash Equivalents                (18,606)   (13,534)
                                                   ---------  ---------

Cash and Cash Equivalents at Beginning of Period      45,532     50,136
                                                   ---------  ---------

Cash and Cash Equivalents at End of Period         $  26,926  $  36,602
                                                   =========  =========








See Notes to Condensed Consolidated Financial Statements.



BROWN SHOE COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual
Report and Form 10-K for the period ended January 30, 1999.


Note B - Change of Company Name
-------------------------------

On May 27, 1999, the shareholders of the Company approved a change in the company's name to Brown Shoe Company, Inc. The Company's shares began trading under the "BWS" symbol on the New York and Chicago Stock Exchanges on Friday, May 28, 1999.


Note C - Earnings Per Share
---------------------------

The  following table sets forth the computation  of  basic  and diluted  earnings per share for the periods ended May  1,  1999 and May 2, 1998 (000's, except per share data):

                                                Thirteen Weeks Ended
                                                --------------------
                                                May 1,       May 2,
                                                 1999         1998
                                                -------      ------

Numerator:
   Net earnings - Basic and Diluted             $ 6,316      $ 3,871

Denominator:
   Weighted average shares outstanding-Basic     17,765       17,625
   Effect of potentially dilutive securities        211          261
                                                -------      -------
   Weighted average shares outstanding-Diluted   17,976       17,886
                                                =======       ======

Basic earnings per share                        $   .36      $   .22
                                                =======      =======

Diluted earnings per share                      $   .35      $   .22
                                                =======      ======


Note D - Comprehensive Income
-----------------------------

Comprehensive Income represents the change in Shareholders' Equity during a period from transactions and other events and circumstances from nonowner sources and accordingly excludes investments by and distributions to owners.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended May 1, 1999 and May 2, 1998 (000's):

                                            Thirteen Weeks Ended
                                            --------------------
                                             May 1,       May 2,
                                              1999         1998
                                            -------       ------

Net Earnings                                 $6,316       $3,871
Currency Translation Adjustment               1,806          403
                                             ------       ------
Comprehensive Income                         $8,122       $4,274
                                             ======       ======


Note E - Pagoda International Restructuring Reserve
---------------------------------------------------

In the first quarter of fiscal 1999, the Company utilized approximately $1.1 million of the $10.7 million restructuring reserve remaining at the end of fiscal 1998. The reserve was primarily used to cover inventory markdowns and severance. It is expected that substantially all of the remaining reserve of $9.6 million will be utilized by the end of fiscal 1999.


Note F - Business Segment Information
-------------------------------------

Applicable business segment information is as follows for the periods ended May 1, 1999 and May 2, 1998 (000's):


                        Famous    Wholesale   Naturalizer     Pagoda
                        Footwear  Operations    Retail     International   Other      Totals
                        --------  ----------  -----------  -------------   -----      ------

Thirteen Weeks Ended May 1, 1999
--------------------------------

External sales          $223,613   $126,306      $44,130     $   234       $ 2,543    $396,826
Intersegment sales             -     49,141            -           -             -      49,141
Operating profit (loss)   11,373      9,885       (1,188)       (470)       (3,291)     16,309


Thirteen Weeks Ended May 2, 1998
--------------------------------

External sales          $212,264   $131,809      $46,028     $10,089       $ 2,119    $402,309
Intersegment sales             -     56,933            -           -             -      56,933
Operating profit (loss)   10,423      7,895         (212)     (2,946)       (2,468)     12,692


Reconciliation of operating profit to consolidated earnings before income taxes:

                                                     Thirteen Weeks Ended
                                                  -------------------------
                                                  May 1, 1999   May 2, 1998
                                                  -----------   -----------

Total operating profit                              $16,309       $12,692
Interest expense                                     (4,683)       (5,632)
Non-operating other expense                          (1,446)         (102)
                                                    -------       -------
   Total consolidated earnings before income taxes  $10,180       $ 6,958
                                                    =======       =======

The "Other" segment includes the Scholze Tannery business and Corporate general and administrative expenses, which are not allocated to the operating units. Operating profit represents gross profit less general and administrative expenses and other operating income or expense.

In fiscal 1999, the Company revised its method of determining the level of profit to be earned on intersegment sales from the Wholesale Operations to Naturalizer Retail. The change resulted in an increase to operating profit of $0.4 million in the first quarter of 1999 for Naturalizer Retail and a corresponding decrease to operating profit for the Wholesale Operations.


Note G - Condensed Consolidated Financial Information
-----------------------------------------------------

Certain of the Company's debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of May 1, 1999 and May 2, 1998, and the related condensed consolidating statements of earnings and cash flows for the quarters ended May 1, 1999 and May 2, 1998, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.





               CONDENSED CONSOLIDATING BALANCE SHEET
                         AS OF MAY 1, 1999

(Thousands)

                                  Guarantor     Non-Guarantor                  Consolidated
                        Parent    Subsidiaries  Subsidiaries    Eliminations      Totals
Assets                  ------    ------------  ------------    ------------   ------------
------
Current Assets
 Cash and
   cash equivalents    $   (285)   $   9,692      $  17,519      $       -       $  26,926
 Receivables, net        29,485       15,828         31,539              -          76,852
 Inventory, net          42,747      337,451         21,585        (12,602)        389,181
 Other current assets    (4,192)      17,916          3,802          4,410          21,936
                       --------    ---------      ---------      ---------       ---------
  Total Current Assets   67,755      380,887         74,445         (8,192)        514,895
Other Assets             45,983       19,259         12,101           (114)         77,229
Property and
  Equipment, net        15,177       62,402          7,183               -          84,762
Investment in
   Subsidiaries         239,295       43,227          3,811       (286,333)              -
                       --------    ---------      ---------      ---------       ---------
Total Assets           $368,210    $ 505,775      $  97,540      $(294,639)      $ 676,886
                       ========    =========      =========      =========       =========

Liabilities & Shareholders' Equity
----------------------------------
Current Liabilities
 Notes payable         $ 28,000    $       -      $       -      $       -       $  28,000
 Accounts payable         5,673      105,109         21,023              -         131,805
 Accrued expenses        21,414       46,456         12,045          2,586          82,501
 Income taxes              (691)       7,377          1,285            416           8,387
 Current maturities of
    long-term debt       10,000            -              -              -          10,000
                       --------    ---------      ---------      ---------       ---------
   Total Current
      Liabilities        64,396      158,942         34,353          3,002         260,693
Long-Term Debt
   and Capitalized
   Lease Obligations    172,031            -             41            (41)        172,031
Other Liabilities        21,002         (811)           232            (69)         20,354
Intercompany Payable
   (Receivable)        (113,027)     102,182         16,929         (6,084)              -
Shareholders' Equity    223,808      245,462         45,985       (291,447)        223,808
                       --------    ---------      ---------      ---------       ---------
   Total Liabilities
      and Shareholders'
      Equity           $368,210    $ 505,775      $  97,540      $(294,639)      $ 676,886
                       ========    =========      =========      =========       =========



              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                    THIRTEEN WEEKS ENDED MAY 1, 1999

                                  Guarantor     Non-Guarantor                  Consolidated
                        Parent    Subsidiaries  Subsidiaries    Eliminations      Totals
                        ------    ------------  ------------    ------------   ------------
Net Sales               $ 68,357   $ 310,842      $  84,195      $ (66,568)      $ 396,826
Cost of goods sold        49,207     188,490         67,890        (66,568)        239,019
                        --------   ---------      ---------      ---------       ---------
 Gross profit            19,150      122,352         16,305              -         157,807

Selling and
   administrative
   expenses              18,502      113,595         10,034           (482)        141,649
Interest expense          4,669            -             14              -           4,683
Intercompany interest
   (income) expense      (3,358)       3,358              -              -               -
Other (income) expense      868          159           (214)           482           1,295
Equity in (earnings)
   of subsidiaries       (7,592)      (4,841)             -         12,433               -
                        --------   ---------      ---------      ---------       ---------
   Earnings (Loss) Before
      Income Taxes         6,061      10,081          6,471        (12,433)         10,180
Income tax
   provision (benefit)      (255)      2,489          1,630              -           3,864
                        --------   ---------      ---------      ---------       ---------
   Net Earnings (Loss)  $  6,316   $   7,592      $   4,841      $ (12,433)      $   6,316
                        ========   =========      =========      =========       =========



             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    THIRTEEN WEEKS ENDED MAY 1, 1999

                                  Guarantor     Non-Guarantor                  Consolidated
                        Parent    Subsidiaries  Subsidiaries    Eliminations      Totals
                        ------    ------------  ------------    ------------   ------------
Net Cash Provided
  (Used) by
  Operating Activities  $ 12,925   $ (31,907)     $  (9,387)     $   6,661       $ (21,708)

Investing Activities:
 Capital expenditures       (131)     (7,292)          (655)             -          (8,078)
                        --------   ---------      ---------      ---------       ---------
Net Cash Used by
   Investing Activities     (131)     (7,292)          (655)             -          (8,078)
Financing Activities:
 Increase in short-term
    notes payable         28,000           -              -              -          28,000
 Principal payments of
    long-term debt       (15,000)          -              -              -         (15,000)
 Dividends paid           (1,820)          -              -              -          (1,820)
 Intercompany financing   (36,445)    44,153         (1,047)        (6,661)              -
                         --------   --------      ---------      ---------       ---------
Net Cash Provided
   (Used) by
   Financing Activities   (25,265)    44,153         (1,047)        (6,661)          11,180

Increase (Decrease)
   in Cash and Cash
   Equivalents            (12,471)     4,954        (11,089)             -          (18,606)
Cash and Cash
   Equivalents at
   Beginning of Period     12,186      4,738         28,608              -           45,532
                         --------   --------      ---------      ---------        ---------
Cash and Cash
   Equivalents at
   End of Period         $   (285)  $  9,692      $  17,519      $       -        $  26,926
                         ========   ========      =========      =========        =========




               CONDENSED CONSOLIDATING BALANCE SHEET
                         AS OF MAY 2, 1998

(Thousands)

                                  Guarantor     Non-Guarantor                  Consolidated
                        Parent    Subsidiaries  Subsidiaries    Eliminations      Totals
                        ------    ------------  ------------    ------------   ------------

Assets
______
Current Assets
 Cash and
    cash equivalents    $   1,075   $   9,580       $ 30,947      $  (5,000)      $   36,602
 Receivables, net          28,440      12,696         30,123              -           71,259
 Inventory, net            49,212     307,778         26,815        (13,367)         370,438
 Other current assets        (424)     16,179          9,867          4,678           30,300
                         --------    --------      ---------      ---------        ---------
   Total Current Assets    78,303     346,233         97,752        (13,689)         508,599
Other Assets               45,812      16,698         12,176           (112)          74,574
Property and
   Equipment, net          16,659      56,515          7,192              -           80,366
Investment in
   Subsidiaries           237,428      32,711          3,811       (273,950)               -
                         --------   ---------      ---------      ---------        ---------
  Total Assets           $378,202   $ 452,157      $ 120,931      $(287,751)       $ 663,539
                         ========   =========      =========      =========        =========

Liabilities & Shareholders' Equity
----------------------------------
Current Liabilities
 Notes payable           $ 30,000   $      -       $       -      $       -        $  30,000
 Accounts payable           7,252     90,614          20,289              -          118,155
 Accrued expenses          19,897     46,394          18,755         (2,814)          82,232
 Income taxes               1,125     16,426          (4,489)           541           13,603
 Current maturities of
  long-term debt           15,000          -               -              -           15,000
                         --------   ---------      ---------      ---------        ---------
     Total Current
        Liabilities        73,274    153,434          34,555         (2,273)         258,990
Long-Term Debt and
   Capitalized Lease
   Obligations            182,028          -              39            (39)         182,028
Other Liabilities          19,923       125             409             (69)          20,388
Intercompany Payable
   (Receivable)           (99,156)    81,959          23,481         (6,284)               -
Shareholders' Equity      202,133     216,639         62,447       (279,086)         202,133
                         --------   ---------      ---------      ---------        ---------
     Total Liabilities
       and Shareholders'
       Equity            $378,202   $ 452,157      $ 120,931      $(287,751)       $ 663,539
                         ========   =========      =========      =========        =========



              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                    THIRTEEN WEEKS ENDED MAY 2, 1998

                                  Guarantor     Non-Guarantor                  Consolidated
                        Parent    Subsidiaries  Subsidiaries    Eliminations      Totals
                        ------    ------------  ------------    ------------   ------------

Net Sales                $ 71,847   $ 305,727     $   97,370      $ (72,635)       $ 402,309
Cost of goods sold         52,056     187,471         80,093        (72,635)         246,985
                         --------   ---------      ---------      ---------        ---------
   Gross profit            19,791     118,256         17,277              -          155,324

Selling and
   administrative
   expenses                20,273     108,061         14,921           (473)         142,782
Interest expense            5,571           5             56              -            5,632
Intercompany interest
    (income) expense       (3,830)      3,806             24              -                -
Other (income) expense     (1,549)          7          1,021            473              (48)
Equity in (earnings)
   of subsidiaries         (3,969)       (305)             -          4,274                -
                         --------   ---------      ---------      ---------        ---------
   Earnings (Loss) Before
     Income Taxes           3,295       6,682          1,255         (4,274)           6,958
Income tax
   provision (benefit)       (576)      2,713            950              -            3,087
                         --------   ---------      ---------      ---------        ---------
   Net Earnings (Loss)   $  3,871   $   3,969      $     305      $  (4,274)       $   3,871
                         ========   =========      =========      =========        =========




             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    THIRTEEN WEEKS ENDED MAY 2, 1998

                                  Guarantor     Non-Guarantor                  Consolidated
                        Parent    Subsidiaries  Subsidiaries    Eliminations      Totals
                        ------    ------------  ------------    ------------   ------------

Net Cash Provided
   (Used) by
   Operating Activities  $ 13,436   $  15,704      $ (11,418)     $  (1,950)       $  15,772

Investing Activities:
 Capital expenditures        (143)     (2,513)          (846)             -           (3,502)
                         --------   ---------      ---------      ---------        ---------
Net Cash Used by
   Investing Activities      (143)     (2,513)          (846)             -           (3,502)

Financing Activities:
 Decrease in short-term
    notes payable         (24,000)          -              -              -          (24,000)
 Dividends paid            (1,804)          -              -              -           (1,804)
 Intercompany financing    12,138     (10,454)         1,326         (3,010)               -
                         --------   ---------      ---------      ---------        ---------
Net Cash Provided
   (Used) by
   Financing Activities   (13,666)    (10,454)         1,326         (3,010)         (25,804)

Increase (Decrease) in
   Cash and
   Cash Equivalents          (373)      2,737        (10,938)        (4,960)         (13,534)
Cash and Cash
   Equivalents at
   Beginning of Period      1,448       6,843         41,885            (40)          50,136
                         --------   ---------      ---------      ---------        ---------
Cash and Cash
   Equivalents at
   End of Period         $ 1,075    $   9,580      $  30,947      $  (5,000)       $  36,602
                         ========   =========      =========      =========        =========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

Results of Operations
---------------------

Quarter ended May 1, 1999 compared to the Quarter ended May  2, 1998
--------------------------------------------------------------------

Consolidated net sales for the fiscal quarter ended May 1, 1999 were $396.8 million compared to $402.3 million in the quarter ended May 2, 1998. Net earnings of $6.3 million for the first quarter of 1999 compares to net earnings of $3.9 million in the first quarter of 1998.

Famous Footwear achieved first quarter record sales and operating earnings. Sales of $223.6 million increased 5.3% from last year representing a same-store sales increase of 1.7% and 22 more stores, reflecting a total of 834 stores in operation. Sales per square foot increased 3.1% in the first quarter of 1999 reflecting improved store productivity from the new stores opened versus those stores closed in the past year. Operating earnings for the first quarter of 1999 increased 9.1% to $11.4 million as a result of higher sales and good expense leveraging.

The Company's wholesale operations - the Brown Branded, Brown Pagoda and Brown Canada divisions - had a net sales decrease of 4.2% during the first quarter of 1999 to $126.3 million. However, operating earnings of $9.9 million increased 25.2% from last year resulting from improved margins and lower marketing expenses.

In the Company's Naturalizer Retail operations which includes both the United States and Canadian stores, net sales decreased 4.1% to $44.1 million in the first quarter of 1999. Same-store sales in the first quarter of 1999 decreased 6.7% in the United States and were flat in Canada. Domestically, the Company had 9 less stores in operation in 1999; Canada had 10 more stores in operation. At the end of the first quarter of 1999, 464 stores were in operation including 328 stores in the United
States and 136 stores in Canada. Total Naturalizer retail operations incurred an operating loss of $1.2 million in 1999 compared to $.2 million in 1998. The higher operating loss resulted from lower sales.

Operating losses at the Pagoda International division were  $.5 million  in the first quarter of 1999 compared to $2.9  million
last   year  reflecting  a  significantly  reduced   level   of
operations.

Consolidated gross profit as a percent of sales increased to 39.8% from 38.6% for the same period last year. This increase was primarily due to higher margins at the Company's wholesale operations and a higher mix of retail sales, which historically earn higher margins than wholesale.

Selling and administrative expenses as a percent of sales increased to 35.7% from 35.5% for the same period last year.
This increase was primarily due to a higher mix of retail sales, which carry a higher expense rate.

Other expense in the first quarter of 1999 primarily represents
additional  provisions  for  environmental  remediation   costs
associated with an owned facility in Colorado.

The consolidated tax rate was 38.0% of consolidated pre-tax income for the first quarter of 1999 compared to 44.4% for last year. The higher effective tax rate for last year reflects higher operating losses at the Pagoda International marketing division, on which tax benefits could not be realized. Financial Condition

A summary of key financial data and ratios at the dates indicated is as follows:

                                   May  1,     May 2,   January 30,
                                    1999        1998       1999
                                   -------     ------  ------------

Working Capital (millions)         $254.2      $249.6     $250.9

Current Ratio                       2.0:1       2.0:1      2.0:1

Total Debt as a Percentage of
   Total Capitalization             48.4%       52.9%      47.6%


Cash flow from operating activities for the first quarter of fiscal 1999 was a net usage of $21.7 million versus a net generation of $15.8 million last year. In the first quarter of 1999, cash flow decreased primarily as a result of higher inventory and receivable levels.

The current ratio at May 1, 1999 remained consistent with the ratio for May 2, 1998, primarily due to the combination of higher accounts receivable and inventory corresponding to an increase in current maturities of long-term debt.

The increase in the ratio of total debt as a percentage of total capitalization at May 1, 1999, compared to the end of fiscal 1998, is due to the cash usage in the first quarter. In addition, the Company did not have any notes payable outstanding at the end of fiscal 1998. At May 1, 1999, $28.0 million was borrowed and $12.7 million of letters of credit were outstanding under the Company's $155.0 million revolving bank Credit Agreement.


Year 2000 Compliance
--------------------

The "Year 2000" issue arises because many computer hardware and software systems, including the Company's, use only two digits to represent the year. As a result, these systems and programs may not accurately calculate dates beyond 1999, which could cause system failures or miscalculations. The Company has established a company-wide Steering Committee, consisting of the Chief Financial Officer, Vice Presidents of the Information Services (IS) functions, internal auditors, executive financial and legal management and other employees, to oversee and manage the Company's Year 2000 project.

The Company has completed a thorough assessment of all of its existing information systems and has developed a comprehensive plan to modify or replace all hardware and software information systems that are not Year 2000 compliant. The Company will test all systems to ensure that they will operate properly with respect to dates in the next century. The Company has also assessed the operating systems and equipment used in its distribution centers, offices and other facilities that may contain embedded chips, and that may be Year 2000 sensitive, and will make modifications where necessary. The plan also includes communicating with significant business partners to determine their state of readiness for the Year 2000.
With respect to its internal information systems, as of May 1, 1999, the Company has substantially completed the modification or replacement and testing of the information and operating systems used in its footwear wholesaling, Naturalizer retailing and sourcing operations, and its financial systems. The Famous Footwear retail division has completed the modification of its ongoing systems, and is replacing its in-store systems. The
Company expects that testing of the modified systems and installation of the new in-store systems will be substantially completed by the end of the Company's second quarter. All of the Company's divisions will use the balance of 1999 for additional testing and correction of any problems that may arise.

The Company relies on independent business partners to provide various products and services. One of the most significant groups of partners is the independently owned and operated factories, primarily in China and Brazil, from which the Company purchases footwear for its wholesale and retail operations. Based on communications with representatives of and on-site visits to these factories, the Company has determined that the use of date-sensitive technology in their production processes is relatively low. Nevertheless, the Company is continuing to review the assessment, remediation, and test plans of these factories to determine whether they can be relied on as suppliers going forward. In addition, the Company has been in contact with footwear companies that provide Famous Footwear with the majority of its products, as well as banks and other key business partners and providers. Communications with these partners are continuing in order to obtain as much assurance as possible that they will be compliant. However, there can be no assurance that these partners' Year 2000 remediation efforts will be successful. Nor can there be assurance that third parties not contacted will not have problems that could materially adversely affect the Company's business, operations and financial condition.

The Company believes that the most reasonably likely Year 2000 worst case scenario is that its suppliers of footwear, for both its wholesale and retail businesses, would not be able to provide an uninterrupted flow of products due to their own or their suppliers' systems failures or as a result of disruptions in utility or other government services. By mid-1999 the Company expects to develop detailed contingency plans which will include determining which suppliers appear to be at risk of noncompliance, and will attempt to arrange for alternative sources of footwear from its large and diverse group of suppliers, if necessary. The Company may also consider accelerating purchases of inventory to reduce this risk. The Company believes that there is adequate footwear producing capacity available to allow for the use of alternate sources or accelerated purchases. The Company also believes that if there is a disruption in the flow of footwear it will be short-term in nature. Nevertheless, there can be no assurance that the Company can accurately and fully anticipate the level of disruption that may occur.

The Company's wholesale division customers are department stores, mass-merchants and numerous other footwear retailers. The Company is communicating with its significant retail customers through which it processes transactions electronically using Electronic Data Interchange (EDI) technology to attempt to determine their ability to continue to conduct business in this manner. The Company has adopted the Year 2000 compliant version of EDI, and plans to convert to the new version and perform tests directly with its applicable retail customers throughout 1999. As a contingency plan, if a customer is unable to continue to process transactions through EDI, it is expected that manual procedures could be implemented. The Company intends to continue to monitor and assess the EDI and the general state of Year 2000 readiness of its major retail customers. A Year 2000 failure by a major retail customer could have a materially adverse effect on the Company.

Management estimates that the non-incremental internal IS staff and outside consultant costs of the Company's Year 2000 efforts will total approximately $1.6 million. Through May 1, 1999, approximately $1.5 million of this total has been incurred. In addition, the cost for new purchased or leased hardware and software that will both upgrade the functionality and operating efficiency of store and financial systems, and result in Year 2000 compliance, is expected to be approximately $15 million. All expenditures related to the Company's Year 2000 project are expected to be funded through operating cash flows. The costs of new purchased and leased systems will be expensed over the next several years. All costs related to modifying systems are being expensed as incurred.

The  costs  and  anticipated completion  dates  for  Year  2000 modifications and the risks associated with the Year 2000 issues are based on management's best estimates utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code and systems, the cooperation and remediation success of the Company's suppliers (and their suppliers), and the ability to correctly anticipate risks and implement suitable contingency plans in the event of systems failures at the Company or its suppliers and customers (and their suppliers and customers).


Forward-Looking Statements
--------------------------

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Item 1 of the Company's fiscal 1998 Annual Report on Form 10-K, detailed risk factors that could cause variations in results to occur are listed and further discussed. Such filing is incorporated herein by reference.




                  PART II - OTHER INFORMATION
                  ---------------------------

Item 1 - Legal Proceedings
--------------------------

  There have been no material developments during the quarter ended May 1, 1999, in the legal proceedings described in the Company's Annual Report on Form 10-K for the period ended
  January 30, 1999.

Item  3  - Quantitative and Qualitative Disclosure about Market Risks
---------------------------------------------------------------------

  No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  At the Annual Meeting of Shareholders held on May 27, 1999, three proposals described in the Notice of Annual Meeting of Shareholders dated April 26, 1999, were voted upon.

  1.  The  shareholders elected two directors, Mr. Ronald  A.
      Fromm and Ms. Patricia G. McGinnis for terms of three years each. The voting for each director was as follows:

      Directors                          For        Withheld
      ---------                       ----------    --------

      Mr. Ronald A. Fromm             16,121,195      93,465
      Ms. Patricia G. McGinnis        16,084,757     129,903

  2. The proposal to amend the Certificate of Incorporation of the Company to change its name to Brown Shoe Company, Inc. was approved by a vote of 15,777,685 in favor to 76,934 against, with 44,791 abstaining.

  3.  The proposal to ratify and approve the prior adoption by the Board of Directors of the Brown Group, Inc. Incentive and Stock Compensation Plan of 1999 and the allocation of 900,000 of the Corporation's shares thereto was approved by a vote of 13,086,956 in favor to 2,664,098 against, with 148,356 abstaining.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Listing of Exhibits

       (3)  (a)      Certificate   of  Incorporation
                     of   the   Company  as  amended
                     through   February  16,   1984,
                     incorporated     herein      by
                     reference to Exhibit 3  to  the
                     Company's  Report on Form  10-K
                     for   the  fiscal  year   ended
                     November 1, 1986.


            (a)(i)   Amendment  of  Certificate   of
                     Incorporation  of  the  Company
                     filed    February   20,   1987,
                     incorporated     herein      by
                     reference to Exhibit 3  to  the
                     Company's  Report on Form  10-K
                     for   the  fiscal  year   ended
                     January 30, 1988.


            (a)(ii)  Amendment  of  Certificate   of
                     Incorporation  of  the  Company
                     filed   May  27,  1999,   filed
                     herewith.

            (b)      Bylaws   of   the  Company   as
                     amended   through   April   20,
                     1999,  incorporated  herein  by
                     reference to Exhibit 3  to  the
                     Company's  Report on Form  10-K
                     for   the  fiscal  year   ended
                     January 30, 1999.

     (10)   (k)      Incentive and Stock Compensation
                     Plan  of   1999,   incorporated
                     herein by reference, to Exhibit
                     2 to  the Company's  definitive
                     proxy statement dated April 26,
                     1999.

     (27)            Financial Data Schedule (Page 20)



  (b)  Reports on Form 8-K:

       The  Company   filed  a  current  report  on
       Form 8-K dated May 27, 1999 which reported the approval by the Company's shareholders to change the name of the company to Brown
       Shoe Company, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BROWN SHOE COMPANY, INC.


Date: June 9, 1999                       /s/ Harry E. Rich
------------------                    -------------------------------
                                          Harry E. Rich
                                      Executive Vice President
                                      and Chief Financial Officer and
                                      O  Behalf of the Corporation as
                                      the Principal Financial Officer