Form 10-Q
period 1999-07-31
BROWN SHOE CO INC/
filed 1999-09-10
CIK 14707

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended   July 31, 1999

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


                                   N/A
         (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [x]    No [ ]

   As of August 28, 1999, 18,248,590 shares of the registrant's common stock were outstanding.

                        BROWN SHOE COMPANY, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                              (Unaudited)
                                          ---------------------
                                           July 31,   August 1,  January 30,
                                             1999       1998        1999
                                          ---------   ---------  -----------
ASSETS
------

Current Assets
  Cash and Cash Equivalents               $  34,642   $  32,180  $  45,532
  Receivables, net of allowances of
    $9,660 at July 31, 1999,
    $9,651 at August 1, 1998, and
    $9,820 at January 30, 1999               72,975      75,109     67,815
  Inventories, net of adjustment to
    last-in, first-out cost of
    $12,692 at July 31, 1999,
    $15,265 at August 1, 1998, and
    $13,424 at January 30, 1999             412,485     396,657    362,274
  Other Current Assets                       22,085      26,014     21,762
                                          ---------   ---------  ---------
    Total Current Assets                    542,187     529,960    497,383

Other Assets                                 76,066      75,250     75,671

Property and Equipment                      228,750     214,260    217,054
  Less allowances for depreciation
    and amortization                       (144,168)   (135,310)  (134,876)
                                          ---------   ---------  ---------
                                             84,582      78,950     82,178
                                          ---------   ---------  ---------
                                          $ 702,835   $ 684,160  $ 655,232
                                          =========   =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                           $   2,000   $       -  $       -
  Accounts Payable                          163,404     161,772    124,921
  Accrued Expenses                           92,472      87,549     90,081
  Income Taxes                               11,897      14,197      6,442
  Current Maturities of Long-Term Debt       10,000      15,000     25,000
                                          ---------   ---------  ---------
      Total Current Liabilities             279,773     278,518    246,444

Long-Term Debt and Capitalized
  Lease Obligations                         172,033     182,029    172,031
Other Liabilities                            19,175      20,540     19,583

Shareholders' Equity
  Common Stock                               68,436      67,682     68,131
  Additional Capital                         49,183      46,883     48,243
  Unamortized Value of Restricted Stock      (3,882)     (3,226)    (4,058)
  Accumulated Other Comprehensive Loss       (8,772)    (10,079)    (8,842)
  Retained Earnings                         126,889     101,813    113,700
                                          ---------   ---------  ---------
                                            231,854     203,073    217,174
                                          ---------   ---------  ---------
                                          $ 702,835   $ 684,160  $ 655,232
                                          =========   =========  =========

See Notes to Condensed Consolidated Financial Statements.

                        BROWN SHOE COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

(Thousands, except per share)

                                    Thirteen Weeks Ended   Twenty-six Weeks Ended
                                    --------------------   ----------------------
                                    July 31,   August 1,   July 31,     August 1,
                                      1999       1998       1999          1998
                                    --------   ---------   --------     ---------
Net Sales                           $410,100   $383,618    $806,926     $785,927
Cost of Goods Sold                   249,025    229,616     488,044      476,601
                                    --------   --------    --------     --------
Gross Profit                         161,075    154,002     318,882      309,326

Selling and Administrative Expenses  141,533    140,116     283,182      282,898
Interest Expense                       4,392      4,858       9,075       10,490
Other (Income) Expense                (2,628)     1,284      (1,333)       1,236
                                    --------   --------    --------     --------

Earnings Before Income Taxes          17,778      7,744      27,958       14,702

Income Tax Provision                   7,261      3,449      11,125        6,536
                                    --------   --------    --------     --------

NET EARNINGS                        $ 10,517   $  4,295    $ 16,833     $  8,166
                                    ========   ========    ========     ========


BASIC EARNINGS PER COMMON SHARE     $    .59   $    .24    $    .95     $    .46
                                    ========   ========    ========     ========

DILUTED EARNINGS PER COMMON SHARE   $    .58   $    .24    $    .93     $    .46
                                    ========   ========    ========     ========

DIVIDENDS PER COMMON SHARE          $    .10   $    .10    $    .20     $    .20
                                    ========   ========    ========     ========









See Notes to Condensed Consolidated Financial Statements.

                        BROWN SHOE COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


(Thousands)

                                                   Twenty-six Weeks Ended
                                                   ----------------------
                                                    July 31,    August 1,
                                                      1999        1998
                                                   ---------    ---------
Net Cash Provided by Operating Activities          $  10,278    $  47,531

Investing Activities:
  Proceeds from the sale of le coq sportif             9,281           -
  Capital expenditures                               (14,577)      (7,915)
                                                   ---------    ---------

Net Cash Used by Investing Activities                 (5,296)      (7,915)

Financing Activities:
  Increase (decrease) in short-term notes payable      2,000      (54,000)
  Principal payments of long-term debt               (15,000)          -
  Proceeds from issuance of common stock                 773           37
  Dividends paid                                      (3,645)      (3,609)
                                                   ---------    ---------

Net Cash Used by Financing Activities                (15,872)     (57,572)
                                                   ---------    ---------

Decrease in Cash and Cash Equivalents                (10,890)     (17,956)

Cash and Cash Equivalents at Beginning of Period      45,532       50,136
                                                   ---------    ---------

Cash and Cash Equivalents at End of Period         $  34,642    $  32,180
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


Note B - Change of Company Name
-------------------------------

On May 27, 1999, the shareholders of the Company approved a change in the company's name to Brown Shoe Company, Inc. from Brown Group, Inc. The Company's shares began trading under the "BWS" symbol on the New York and Chicago Stock Exchanges on Friday, May 28, 1999.


Note C - Earnings Per Share
---------------------------

The  following table sets forth the computation  of  basic  and diluted earnings per share for the periods ended July 31,  1999 and August 1, 1998 (000's, except per share data):

                            Thirteen  Weeks Ended   Twenty-six Weeks Ended
                            ---------------------   ----------------------
                            July  31,   August 1,   July 31,     August 1,
                              1999        1998        1999         1998
                            ---------   ---------   --------     ---------
Numerator:
   Net earnings -
      Basic and Diluted      $10,517     $ 4,295     $16,833     $ 8,166
                             =======     =======     =======     =======
Denominator:
   Weighted average shares
      outstanding-Basic       17,861      17,689      17,812      17,657
   Effect of potentially
      dilutive securities        387         290         300         276
                             -------     -------     -------     -------
   Weighted average shares
      outstanding-Diluted     18,248      17,979      18,112      17,933
                             =======     =======     =======     =======

Basic earnings per share     $   .59     $   .24     $   .95     $   .46
                             =======     =======     =======     =======

Diluted earnings per share   $   .58     $   .24     $   .93     $   .46
                             =======     =======     =======     =======

Note D - Comprehensive Income
-----------------------------

Comprehensive Income  represents  the  change in  Shareholders'
Equity during a period from transactions and other events and circumstances from nonowner sources and accordingly excludes investments by and distributions to owners.

The  following  table sets  forth  the  reconciliation from Net
Income to Comprehensive Income for the periods ended July 31, 1999 and August 1, 1998 (000's):

                      Thirteen Weeks Ended   Twenty-six Weeks Ended
                      --------------------   ----------------------
                      July 31,   August 1,   July 31,     August 1,
                        1999       1998        1999         1998
                      --------   ---------   -------      ---------

Net Income            $10,517    $ 4,295     $16,833      $ 8,166
Currency Translation
   Adjustment          (1,736)    (2,055)         70       (1,652)
                      -------    -------     -------      -------
Comprehensive Income  $ 8,781    $ 2,240     $16,903      $ 6,514
                      =======    =======     =======      =======

Note E - Pagoda International Restructuring Reserve
---------------------------------------------------

In the first half of 1999, the Company utilized approximately $1.7 million of the $10.7 million restructuring reserve remaining at the end of fiscal 1998. The reserve was primarily used to cover inventory markdowns and severance. It is currently expected that a substantial portion of the remaining reserve of $9.0 million will be utilized by the end of fiscal 1999.

Note F - Business Segment Information
-------------------------------------

Applicable business segment information is as follows for the periods ended July 31, 1999 and August 1, 1998 (000's):


                        Famous    Wholesale   Naturalizer      Pagoda
                        Footwear  Operations    Retail      International   Other   Totals
                        --------  ----------  -----------   -------------   -----   ------
Thirteen Weeks Ended July 31, 1999
----------------------------------

External sales          $237,522   $120,348     $49,977      $   93        $2,160  $410,100
Intersegment sales             -     41,888          -            -             -    41,888
Operating profit (loss)   13,935      8,778        865         (206)       (3,301)   20,071


Thirteen Weeks Ended August 1, 1998
-----------------------------------

External sales          $218,199   $102,734     $51,512      $9,145        $2,028  $383,618
Intersegment sales             -     43,340           -           -             -    43,340
Operating profit (loss)   12,607      3,438       1,848      (1,985)       (2,485)   13,423


Twenty-six Weeks Ended July 31, 1999
------------------------------------

External sales          $461,135   $246,655     $94,106      $ 327         $4,703  $806,926
Intersegment sales             -     91,031           -          -              -    91,031
Operating profit (loss)   25,308     18,664        (323)      (676)        (6,593)   36,380


Twenty-six Weeks Ended August 1, 1998
-------------------------------------

External sales          $430,463   $234,542     $97,541      $19,234       $4,147  $785,927
Intersegment sales             -    100,274           -            -            -   100,274
Operating profit (loss)   23,030     11,331       1,636       (4,930)      (4,952)   26,115


Reconciliation of operating profit to consolidated earnings before income taxes:

                               Thirteen Weeks Ended   Twenty-six Weeks Ended
                               --------------------   ----------------------
                               July 31,   August 1,   July 31,     August 1,
                                 1999       1998        1999         1998
                               --------   ---------   --------     ---------
Total operating profit         $ 20,071   $ 13,423    $ 36,380     $ 26,115
Interest expense                 (4,392)    (4,858)     (9,075)     (10,490)
Non-operating other
   income/(expense)               2,099       (821)        653         (923)
                               --------   --------    --------     --------
   Total consolidated earnings
      before income taxes      $ 17,778   $  7,744    $ 27,958     $ 14,702
                               ========   ========    ========     ========

The "Other" segment includes the Scholze Tannery business and Corporate general and administrative expenses, which are not allocated to the operatin g units. Operating profit represents gross profit less general and administrative expenses and other operating income or expense.

In fiscal 1999, the Company revised its method of determining the level of profit to be earned on intersegment sales from the Wholesale Operations to Naturalizer Retail. The change resulted in an increase to operating profit of $1.0 million and $1.3 million for the thirteen weeks ended and twenty-six weeks ended July 31, 1999, respectively, for Naturalizer Retail and a corresponding decrease to operating profit for the Wholesale Operations.

Note G - Sale of le coq sportif
-------------------------------

In July 1999, the Company sold its le coq sportif footwear and apparel business for approximately $12.4 million, of which $3.1 million was received in the form of a note payable. The Company recognized a $2.3 million pre-tax gain in connection with the sale; however, the gain was substantially offset by a tax provision of $2.0 million. The tax provision included $1.2 million of taxes related to the repatriation of previously untaxed foreign cash generated from the sale.

Note H - Condensed Consolidated Financial Information
-----------------------------------------------------
Certain of the Company's debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of July 31, 1999 and August 1, 1998, and the related condensed consolidating statements of earnings and cash flows for the twenty-six weeks ended July 31, 1999 and August 1, 1998, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.

                  CONDENSED CONSOLIDATING BALANCE SHEET
                           AS OF JULY 31, 1999

(Thousands)

                                      Guarantor    Non-Guarantor                Consolidated
                            Parent   Subsidiaries  Subsidiaries   Eliminations     Totals
                           --------  ------------  -------------  ------------  ------------
Assets
------

Current Assets
 Cash and cash equivalents $  1,353    $  1,985    $  31,304      $       -     $ 34,642
 Receivables, net            33,521      12,932       26,522              -       72,975
 Inventory, net              45,341     360,123       19,552        (12,531)     412,485
 Other current assets        (4,958)     21,063        1,595          4,385       22,085
                           --------    --------    ---------     ----------     --------
  Total Current Assets       75,257     396,103       78,973         (8,146)     542,187
Other Assets                 49,481      20,815        5,815            (45)      76,066
Property and
   Equipment, net            14,643      63,549        6,390              -       84,582
Investment in Subsidiaries  248,577      46,097            -       (294,674)           -
                           --------    --------    ---------     ----------     --------
  Total Assets             $387,958    $526,564     $ 91,178      $(302,865)    $702,835
                           ========    ========     ========      =========     ========

Liabilities & Shareholders' Equity
----------------------------------

Current Liabilities
 Notes payable             $  2,000    $      -     $      -      $       -     $  2,000
 Accounts payable             6,095     136,967       20,342              -      163,404
 Accrued expenses            25,331      52,987       12,092          2,062       92,472
 Income taxes                 2,096       8,697          339            765       11,897
 Current maturities of
  long-term debt             10,000           -            -              -       10,000
                           --------    --------    ---------     ----------     --------
     Total Current
        Liabilities          45,522     198,651       32,773          2,827      279,773
Long-Term Debt and
   Capitalized Lease
   Obligations              172,033          41            -            (41)     172,033
Other Liabilities            20,312      (1,336)         199              -       19,175
Intercompany Payable
   (Receivable)             (81,763)     75,433       17,122        (10,792)           -
Shareholders' Equity        231,854     253,775       41,084       (294,859)     231,854
                           --------    --------    ---------     ----------     --------
     Total Liabilities
       and Shareholders'
       Equity              $387,958    $526,564     $ 91,178      $(302,865)    $702,835
                           ========    ========     ========      =========     ========


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                  TWENTY-SIX WEEKS ENDED JULY 31, 1999

                                      Guarantor    Non-Guarantor                Consolidated
                            Parent   Subsidiaries  Subsidiaries   Eliminations     Totals
                           --------  ------------  -------------  ------------  ------------

Net Sales                  $126,104    $640,099     $173,338      $(132,615)    $806,926
Cost of goods sold           90,963     390,655      139,041       (132,615)     488,044
                           --------    --------     --------      ---------     --------
 Gross profit                35,141     249,444       34,297              -      318,882

Selling and
   administrative expenses   34,550     227,975       21,457           (800)     283,182
Interest expense              9,060           -           15              -        9,075
Intercompany interest
    (income) expense         (6,881)      6,894          (13)             -            -
Other (income) expense           15      (2,057)         (91)           800       (1,333)
Equity in (earnings)
   of subsidiaries          (18,682)     (9,788)           -         28,470            -
                           --------    --------     --------      ---------     --------
 Earnings (Loss) Before
  Income Taxes               17,079      26,420       12,929        (28,470)      27,958
Income tax provision
  (benefit)                     246       7,738        3,141              -       11,125
                           --------    --------     --------      ---------     --------
 Net Earnings (Loss)       $ 16,833    $ 18,682     $  9,788      $ (28,470)    $ 16,833
                           ========    ========     ========      =========     ========

             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  TWENTY-SIX WEEKS ENDED JULY 31, 1999

                                      Guarantor    Non-Guarantor                Consolidated
                            Parent   Subsidiaries  Subsidiaries   Eliminations     Totals
                           --------  ------------  -------------  ------------  ------------
Net Cash Provided (Used)
  by Operating Activities  $ 10,420    $(16,041)   $   4,530      $  11,369     $ 10,278

Investing Activities:
 Capital expenditures          (200)    (13,397)        (980)             -      (14,577)
 Proceeds from sale of
    le coq sportif                -       9,281            -              -        9,281
                           --------    --------     --------      ---------     --------
Net Cash Used by
   Investing Activities        (200)     (4,116)        (980)            -        (5,296)

Financing Activities:
 Increase in short-term
    notes payable             2,000           -            -             -         2,000
 Principal payments of
 long-term debt             (15,000)          -            -             -       (15,000)
 Proceeds from issuance of
    common stock                773           -            -             -           773
 Dividends paid              (3,645)          -            -             -        (3,645)
 Intercompany financing      (5,181)     17,404         (854)      (11,369)            -
                           --------    --------     --------      ---------     --------
Net Cash Provided (Used)
  by Financing Activities   (21,053)     17,404         (854)      (11,369)      (15,872)

Increase (Decrease) in Cash
  and  Cash Equivalents     (10,833)     (2,753)       2,696             -       (10,890)
Cash and Cash Equivalents
  at Beginning of Period     12,186       4,738       28,608             -        45,532
                           --------    --------     --------      ---------     --------
Cash and Cash Equivalents
  at End of Period         $  1,353    $  1,985     $ 31,304      $       -     $ 34,642
                           ========    ========     ========      =========     ========


                  CONDENSED CONSOLIDATING BALANCE SHEET
                           AS OF AUGUST 1, 1998

                                      Guarantor    Non-Guarantor                Consolidated
                            Parent   Subsidiaries  Subsidiaries   Eliminations     Totals
                           --------  ------------  -------------  ------------  ------------
Assets
------

Current Assets
 Cash and cash equivalents $  6,170    $ 10,007     $ 24,253      $  (8,250)    $ 32,180
 Receivables, net            32,569      10,121       32,419              -       75,109
 Inventory, net              51,667     336,559       22,296        (13,865)     396,657
 Other current assets          (667)     16,037        5,792          4,852       26,014
                           --------    --------     --------      ---------     --------
  Total Current Assets       89,739     372,724       84,760        (17,263)     529,960
Other Assets                 46,663      17,071       11,628           (112)      75,250
Property and Equipment, net  15,968      55,796        7,186              -       78,950
Investment in Subsidiaries  240,698      33,129            -       (273,827)           -
                           --------    --------     --------      ---------     --------
  Total Assets             $393,068    $478,720     $103,574      $(291,202)    $684,160
                           ========    ========     ========      =========     ========

Liabilities & Shareholders' Equity
----------------------------------

Current Liabilities
 Notes payable             $      -    $      -     $      -      $       -     $      -
 Accounts payable             6,458     132,021       23,293              -      161,772
 Accrued expenses            24,511      49,467       14,519           (948)      87,549
 Income taxes                 3,690       9,640        1,233           (366)      14,197
 Current maturities of
  long-term debt             15,000           -            -              -       15,000
                           --------    --------     --------      ---------     --------
     Total Current
        Liabilities          49,659     191,128       39,045         (1,314)     278,518
Long-Term Debt and
   Capitalized Lease
   Obligations              182,029           -           39            (39)     182,029
Other Liabilities            20,117         125          367            (69)      20,540
Intercompany Payable
   (Receivable)             (61,810)     65,501       17,918        (21,609)           -
Shareholders' Equity        203,073     221,966       46,205       (268,171)     203,073
                           --------    --------     --------      ---------     --------
     Total Liabilities
       and Shareholders'
       Equity              $393,068    $478,720     $103,574      $(291,202)    $684,160
                           ========    ========     ========      =========     ========


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                  TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

                                      Guarantor    Non-Guarantor                Consolidated
                            Parent   Subsidiaries  Subsidiaries   Eliminations     Totals
                           --------  ------------  -------------  ------------  ------------

Net Sales                  $135,737   $610,568      $176,437      $(136,815)    $785,927
Cost of goods sold           97,955    373,309       142,152       (136,815)     476,601
                           --------    --------     --------      ---------     --------
Gross profit                 37,782    237,259        34,285              -      309,326

Selling and
   administrative expenses   39,346    215,179        29,204           (831)     282,898
Interest expense             10,421          5            64              -       10,490
Intercompany interest
   (income) expense          (7,338)     7,298            40              -            -
Other (income) expense       (1,601)        (8)        2,014            831        1,236
Equity in (earnings)
   of subsidiaries           (9,298)      (723)            -         10,021            -
                           --------    --------     --------      ---------     --------
 Earnings (Loss) Before
  Income Taxes                6,252     15,508         2,963        (10,021)      14,702
Income tax provision
   (benefit)                 (1,914)     6,210         2,240              -        6,536
                           --------    --------     --------      ---------     --------
 Net Earnings               $ 8,166   $  9,298      $    723      $ (10,021)    $  8,166
                            =======   ========      ========      =========     ========


             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

                                      Guarantor    Non-Guarantor                Consolidated
                            Parent   Subsidiaries  Subsidiaries   Eliminations     Totals
                           --------  ------------  -------------  ------------  ------------
Net Cash Provided (Used)
  by Operating Activities   $13,023   $ 36,162      $(11,779)     $  10,125     $ 47,531

Investing Activities:
 Capital expenditures          (213)    (6,086)       (1,616)             -       (7,915)
                           --------    --------     --------      ---------     --------
Net Cash Used by
 Investing Activities          (213)    (6,086)       (1,616)             -       (7,915)

Financing Activities:
 Decrease in  short-term
    notes payable           (54,000)         -             -              -      (54,000)
 Proceeds from issuance of
  common stock                   37          -             -              -           37
 Dividends paid              (3,609)         -             -              -       (3,609)
 Intercompany financing      49,484    (26,912)       (4,237)       (18,335)           -
                           --------    --------     --------      ---------     --------
Net Cash Provided (Used) by
 Financing Activities        (8,088)   (26,912)       (4,237)       (18,335)     (57,572)

Increase (Decrease) in Cash
  and Cash Equivalents        4,722      3,164       (17,632)        (8,210)     (17,956)
Cash and Cash Equivalents
  at Beginning of Period      1,448      6,843        41,885            (40)      50,136
                           --------    --------     --------      ---------     --------
Cash and Cash Equivalents
  at End of Period          $ 6,170  $  10,007     $  24,253      $  (8,250)   $   32,180
                            =======  =========     =========      =========    ==========


ITEM  2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------

Results of Operations
---------------------

Quarter  ended  July  31, 1999 compared to  the  Quarter  ended
August 1, 1998
---------------------------------------------------------------

Consolidated net sales for the fiscal quarter ended July 31, 1999 were $410.1 million compared to $383.6 million in the quarter ended August 1, 1998. Net earnings of $10.5 million for the second quarter of 1999 compares to net earnings of $4.3 million in the second quarter of 1998. The increase in net earnings resulted from increased revenue in the Company's core businesses as well as a reduction in the liquidated International division's losses in the second quarter of 1999. Excluding the effect of lower International losses, net earnings for the second quarter of 1999 increased 56.1% over the second quarter of 1998.

Famous Footwear achieved record second quarter sales and operating earnings which continued the pattern beginning in fiscal 1998 and the first quarter of fiscal 1999. Sales of $237.5 million increased 8.9% from last year representing a same-store sales increase of 4.3% and 29 more stores, reflecting a total of 839 stores in operation. Operating earnings for the second quarter of 1999 increased 10.5% to $13.9 million primarily as a result of higher sales.

The Company's wholesale operations - the Brown Branded, Brown Pagoda and Brown Canada divisions - had a net sales increase of 17.1% during the second quarter of 1999 to $120.3 million. The substantial increase in sales was derived from Brown Pagoda's Star Wars, Barbie and Dr. Scholl's licensed products. The increased sales combined with good expense leveraging resulted in operating earnings increasing $5.4 million from last year to $8.8 million this year.

In the Company's Naturalizer Retail operations, which includes both the United States and Canadian stores, net sales decreased 3.0% to $50.0 million in the second quarter of 1999. Same-store sales in the second quarter of 1999 decreased 6.9% in the United States while increasing 0.8% in Canada. Domestically, the Company had 9 less stores in operation in 1999; Canada had 7 more stores in operation. At the end of the second quarter of 1999, 465 stores were in operation including 329 stores in the United States and 136 stores in Canada. Total Naturalizer retail operations had operating earnings of $0.9 million in 1999 compared to $1.8 million in 1998. The lower operating earnings resulted directly from the lower sales.

Operating losses at the Pagoda International division were  $.2 million  in the second quarter of 1999 compared to $2.0 million
last   year  reflecting  a  significantly  reduced   level   of
operations.

Consolidated gross profit as a percent of sales decreased to 39.3% from 40.1% for the same period last year. This decrease was primarily due to lower margins at the Company's wholesale operations, which primarily represents a higher mix of sales at the Brown Pagoda division. Margins earned on this business are historically lower than the margin earned at the Company's wholesale branded operations.

Selling and administrative expenses as a percent of sales decreased to 34.5% from 36.5% for the same period last year.
This decrease was primarily due to the lower expense rate at the Company's wholesale operations.

Other income in the second quarter of 1999 primarily represents a $2.3 million gain from the sale of the le coq sportif footwear and apparel business.

The consolidated tax rate was 40.8% of consolidated pre-tax income for the second quarter of 1999 compared to 44.5% for last year. The higher effective tax rate for last year reflects higher operating losses at the Pagoda International marketing division, on which tax benefits could not be realized. The 1999 tax provision includes $1.2 million of taxes to allow repatriation of the previously untaxed foreign cash generated from the sale of the le coq sportif business.


Six Months ended July 31, 1999 compared to the Six Months ended
August 1, 1998
---------------------------------------------------------------

Consolidated net sales for the first half of 1999 were $806.9 million, an increase of 2.7% from the first six months of 1998 total of $785.9 million. Net earnings of $16.8 million for the first half of 1999 compare to net earnings of $8.2 million for the first half of 1998, an increase of 106.1%. Excluding the impact of lower losses at the International division, 1999 earnings increased 29.6% over 1998.

Sales  at  Famous  Footwear for the first six  months  of  1999 increased 7.1% from the first half of last year to $461.1 million, reflecting a 3.0% increase in same-store sales and 29 more units in operation. The higher levels of sales resulted in operating earnings for 1999 increasing 9.9% to $25.3 million.

The Company's wholesale sales for the first six months of 1999 increased 5.2% to $246.7 million from the same period last year. Operating earnings of $18.7 million increased $7.4 million from last year due to the increased sales combined with good expense leveraging.

In the Company's Naturalizer Retail operations, net sales decreased 3.5% to $94.1 million in the first six months of 1999. Same-store sales decreased 6.8% in the United States while increasing 0.5% in Canada. Domestically, the Company had 9 less stores in operation in 1999; Canada had 7 more stores in operation. Total Naturalizer retail operations had an operating loss of $0.3 million in 1999 compared to operating earnings of $1.6 million in 1998. The lower operating performance continues to result directly from the lower sales.

At the Pagoda International division, operating losses were $.7 million  in  the  first  six months of 1999  compared  to  $4.9 million last year reflecting a significantly reduced level of operations.

Consolidated gross profit as a percent of sales increased to 39.5% from 39.4% for the same period last year. This increase was primarily due to a higher mix of retail sales, which historically earn a higher gross profit rate.

Selling and administrative expenses as a percent of sales decreased to 35.1% from 36.0% for the same period last year.
This decrease was primarily due to the lower expense rate at the Company's wholesale operations.

Other income has varied from prior year's other expense primarily due to the $2.3 million gain from the sale of the le coq sportif footwear and apparel business.

The consolidated tax rate was 39.8% of consolidated pre-tax income for the first six months of 1999 compared to 44.5% for last year. The higher effective tax rate for last year reflects higher operating losses at the Pagoda International marketing division, on which tax benefits could not be realized. As previously discussed, the 1999 tax provision includes $1.2 million of taxes related to the repatriation of foreign cash.


Financial Condition
-------------------

A  summary  of  key  financial data and  ratios  at  the  dates indicated is as follows:
                                July 31,  August 1,   January 30,
                                   1999      1998       1999
                                --------  ---------   -----------

Working Capital (millions)       $262.4     $251.4      $250.9

Current Ratio                     1.9:1      1.9:1       2.0:1

Total Debt as a Percentage of
   Total Capitalization           44.3%      49.2%       47.6%


Cash flow from operating activities for the first half of fiscal 1999 provided $10.3 million versus a net generation of $47.5 million last year. In the first half of 1999, cash flow decreased primarily as a result of higher inventory levels.

The current ratio at July 31, 1999 remained consistent with the ratio for August 1, 1998, primarily due to the combination of higher inventory slightly offsetting decreases in receivables and other current assets.

The decrease in the ratio of total debt as a percentage of total capitalization at July 31, 1999, compared to the end of fiscal 1998, is due to principal payments made on long-term debt combined with earnings for the first six months of 1999. At July 31, 1999, $2.0 million was borrowed and $13.2 million of letters of credit were outstanding under the Company's $155.0 million revolving bank Credit Agreement.


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

The Company has completed a thorough assessment of all of its information systems and has substantially completed the modification or replacement of its operating and financial systems that were not Year 2000 compliant used in its wholesaling, retailing and sourcing operations, and the testing of all systems. These systems included operating systems and equipment used in the Company's distribution centers, offices and other facilities that may have contained embedded chips. The Company will use the balance of 1999 for additional testing and to correct any problems that may arise.

The Company relies on independent business partners, including foreign footwear factories, to provide various products and services. The Company has communicated with key suppliers and service providers and has conducted on-site visits to key factories in an ongoing effort to determine to the extent possible the status of such third parties' assessment, remediation and test plans, and whether the Company can rely upon such third parties going forward. As a result of these efforts, the Company believes that its key suppliers and service providers are making progress toward achieving Year 2000 compliance. With regard to its key foreign footwear manufacturers, the Company has determined that their use of date-sensitive technology is relatively low. The Company continues to communicate with key partners to obtain as much assurance as possible that such third parties will be Year 2000 compliant. Nevertheless, there can be no assurance that such third parties remediation efforts, or those of suppliers or service providers to such third parties, will be totally successful.

The Company believes that its greatest Year 2000 risk is that its suppliers of footwear, for both its wholesale and retail businesses, will not be able to provide an uninterrupted flow of products due to their own or their suppliers' systems failures or as a result of disruptions in transportation, utilities or other government services. If there is a disruption in the flow of footwear, the Company believes that there is adequate footwear production capacity available from alternate sources and that if there is a disruption, it will be short-term in nature. Nevertheless, there can be no assurance that the Company can accurately and fully anticipate the level of disruption that may occur or secure alternative sources of footwear at acceptable prices.

The Company's wholesale division's customers are department stores, mass-merchants and numerous other footwear retailers. The Company is communicating with its significant retail customers through which it processes transactions electronically using Electronic Data Interchange (EDI) technology to attempt to determine their ability to continue to conduct business in this manner and to test directly with them. The Company has adopted the Year 2000 compliant version of EDI. The Company intends to continue to monitor and assess the EDI and the general state of Year 2000 readiness of its major retail customers; however, a Year 2000 failure by a major retail customer could have a materially adverse effect on the Company.

The Company is developing contingency plans as considered necessary based on assessments of risks of noncompliance of internal systems, and business disruptions at its significant suppliers and customers. The development of these plans will continue throughout the remainder of 1999.

Management estimates that the non-incremental internal IS staff and outside consultant costs of the Company's Year 2000 efforts will total approximately $1.6 million. Through July 31, 1999 virtually this entire total has been incurred and expensed. In addition, the cost for new purchased or leased hardware and software that both upgraded the functionality and operating efficiency of store and financial systems, and resulted in Year 2000 compliance, is approximately $15 million, which will be expensed over the next several years. All expenditures related to the Company's Year 2000 project are being funded through operating cash flows.

The conclusions, estimates and risks in this Year 2000 information are based on management's best current estimates of numerous future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code and systems, the cooperation and remediation success of the Company's suppliers (and their suppliers) and customers, and the ability to correctly anticipate risks and implement suitable contingency plans in the event of systems failures at the Company or its suppliers and customers (and their suppliers and customers).


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


ITEM  3  - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISKS
---------------------------------------------------------------

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.

                  PART II - OTHER INFORMATION
                  ---------------------------

Item 1 - Legal Proceedings
--------------------------

  There have been no material developments during the quarter ended July 31, 1999, in the legal proceedings described in the Company's Annual Report on Form 10-K for the period ended
  January 30, 1999.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  The results of the votes cast at the Annual Meeting of Shareholders held on May 27, 1999 were reported in the Company's Quarterly Report on Form 10-Q for the quarter ended
  May 1, 1999.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Listing of Exhibits

       (3)(a)      Certificate   of  Incorporation
                   of   the   Company  as  amended
                   through   February  16,   1984,
                   incorporated     herein      by
                   reference to Exhibit 3  to  the
                   Company's  Report on Form  10-K
                   for   the  fiscal  year   ended
                   November 1, 1986.


          (a)(i)   Amendment  of  Certificate   of
                   Incorporation  of  the  Company
                   filed    February   20,   1987,
                   incorporated     herein      by
                   reference to Exhibit 3  to  the
                   Company's  Report on Form  10-K
                   for   the  fiscal  year   ended
                   January 30, 1988.


          (a)(ii)  Amendment  of  Certificate   of
                   Incorporation  of  the  Company
                   filed     May     27,     1999,
                   incorporated     herein      by
                   reference to Exhibit 3  to  the
                   Company's  report on Form  10-Q
                   for  the quarter ended  May  1,
                   1999.

          (b)      Bylaws   of   the  Company   as
                   amended   through   April   20,
                   1999,  incorporated  herein  by
                   reference to Exhibit 3  to  the
                   Company's  Report on Form  10-K
                   for   the  fiscal  year   ended
                   January 30, 1999.

     (27)          Financial Data Schedule (Page 19)

  (b)  Reports on Form 8-K:

        The  Company  filed  a  current report  on
        Form   8-K  dated  May  27,  1999,   which
        reported the approval by the Company's shareholders to change the name of the company to Brown Shoe Company, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BROWN SHOE COMPANY, INC.


Date: September 10, 1999                 /s/ Harry E. Rich
      -------------------            -----------------------------
                                          Harry E. Rich
                                      Executive Vice President
                                      and Chief Financial Officer
                                      and On Behalf of the
                                      Corporation as the Principal
                                      Financial Officer