Form 10-Q
period 1999-10-30
BROWN SHOE CO INC/
filed 1999-12-10
CIK 14707

<Page 1>

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended   October 30, 1999

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

   As of November 27, 1999, 18,258,490 shares of the registrant's common stock were outstanding.

<Page 2>

                        BROWN SHOE COMPANY, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                             (Unaudited)
                                       October 30,  October 31,   January 30,
                                          1999         1998          1999
                                       -----------  -----------   -----------
ASSETS

Current Assets
  Cash and Cash Equivalents            $  47,704    $  37,419     $  45,532
  Receivables, net of allowances of
    $10,666 at October 30, 1999,
    $9,850 at October 31, 1998, and
    $9,820 at January 30, 1999            68,546       67,287        67,815
  Inventories, net of adjustment to
    last-in, first-out cost of
    $12,759 at October 30, 1999,
    $14,968 at October 31, 1998, and
    $13,424 at January 30, 1999          384,400      369,423       362,274
  Other Current Assets                    21,341       25,896        21,762
                                       ---------    ---------     ---------
    Total Current Assets                 521,991      500,025       497,383

Other Assets                              76,206       76,821        75,671

Property and Equipment                   231,704      215,692       217,054
  Less allowances for depreciation
    and amortization                    (147,891)    (137,826)     (134,876)
                                       ---------    ---------     ---------
                                          83,813       77,866        82,178
                                       ---------    ---------     ---------
                                       $ 682,010    $ 654,712     $ 655,232
                                       =========    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                        $  23,000    $       -     $       -
  Accounts Payable                       119,860      121,447       124,921
  Accrued Expenses                        92,090       85,182        90,081
  Income Taxes                            10,343       15,638         6,442
  Current Maturities of Long-Term Debt    10,000       25,000        25,000
                                       ---------    ---------     ---------
      Total Current Liabilities          255,293      247,267       246,444

Long-Term Debt and Capitalized
  Lease Obligations                      162,033      172,030       172,031
Other Liabilities                         18,593       20,352        19,583

Shareholders' Equity
  Common Stock                            68,473       67,738        68,131
  Additional Capital                      49,109       46,961        48,243
  Unamortized Value of Restricted Stock   (3,793)      (2,996)       (4,058)
  Accumulated Other Comprehensive Loss    (7,527)      (9,548)       (8,842)
  Retained Earnings                      139,829      112,908       113,700
                                       ---------    ---------     ---------
                                         246,091      215,063       217,174
                                       ---------    ---------     ---------
                                       $ 682,010    $ 654,712     $ 655,232
                                       =========    =========     =========

See Notes to Condensed Consolidated Financial Statements.


<Page 3>

                        BROWN SHOE COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

(Thousands, except per share)

                                     Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                   ------------------------   ------------------------
                                   October 30,  October 31,   October 30,   October 31,
                                      1999         1998          1999          1998
                                   -----------   ----------   -----------   -----------
Net Sales                           $429,132      $411,976    $1,236,058    $1,197,903
Cost of Goods Sold                   257,288       248,222       745,332       724,823
                                    --------      --------    ----------    ----------
Gross Profit                         171,844       163,754       490,726       473,080
                                    --------      --------    ----------    ----------

Selling and Administrative Expenses  146,279       136,887       429,461       419,785
Interest Expense                       4,236         4,464        13,311        14,954
Other (Income) Expense                  (722)          774        (2,055)        2,010
                                    --------      --------    ----------    ----------

Earnings Before Income Taxes          22,051        21,629        50,009        36,331

Income Tax Provision                   7,288         8,731        18,413        15,267
                                    --------      --------    ----------    ----------

NET EARNINGS                        $ 14,763      $ 12,898    $   31,596    $   21,064
                                    ========      ========    ==========    ==========


BASIC EARNINGS PER COMMON SHARE     $    .82      $    .73    $     1.77    $     1.19
                                    ========      ========    ==========    ==========

DILUTED EARNINGS PER COMMON SHARE   $    .81      $    .72    $     1.74    $     1.18
                                    ========      ========    ==========    ==========

DIVIDENDS PER COMMON SHARE          $    .10      $    .10    $      .30    $      .30
                                    ========      ========    ==========    ==========









See Notes to Condensed Consolidated Financial Statements.



<Page 4>

                        BROWN SHOE COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


(Thousands)

                                                   Thirty-nine Weeks Ended
                                                  -------------------------
                                                  October 30,   October 31,
                                                     1999          1998
                                                  -----------   -----------
Net Cash Provided by Operating Activities         $  19,300     $  59,131

Investing Activities:
  Proceeds from the sale of le coq sportif            9,410             -
  Capital expenditures                              (19,983)      (12,542)
                                                  ---------     ---------

Net Cash Used by Investing Activities               (10,573)      (12,542)

Financing Activities:
  Increase (decrease) in short-term notes payable    23,000       (54,000)
  Principal payments of long-term debt              (25,000)            -
  Proceeds from issuance of common stock                913           109
  Dividends paid                                     (5,468)       (5,415)
                                                  ---------     ---------

Net Cash Used by Financing Activities                (6,555)      (59,306)
                                                  ---------     ---------

Increase (Decrease) in Cash and Cash Equivalents      2,172       (12,717)

Cash and Cash Equivalents at Beginning of Period     45,532        50,136
                                                  ---------     ---------

Cash and Cash Equivalents at End of Period        $  47,704     $  37,419
                                                  =========     =========







See Notes to Condensed Consolidated Financial Statements.


<Page 5>

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


Note C - Earnings Per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share for the periods ended October 30, 1999 and October 31, 1998 (000's, except per share data):

                             Thirteen Weeks Ended     Thirty-nine Weeks Ended
                            ------------------------  ------------------------
                            October 30,  October 31,  October 30,  October 31,
                               1999         1998         1999         1998
                            -----------  -----------  -----------  -----------
Numerator:
   Net earnings -
      Basic and Diluted      $14,763      $12,898      $31,596      $21,064
                             =======      =======      =======      =======
Denominator:
   Weighted average shares
      outstanding-Basic       17,899       17,717       17,842       17,677
   Effect of potentially
      dilutive securities        307          191          302          247
                             -------      -------      -------      -------
   Weighted average shares
      outstanding-Diluted     18,206       17,908       18,144       17,924
                             =======      =======      =======      =======

Basic earnings per share     $   .82      $   .73      $  1.77      $  1.19
                             =======      =======      =======      =======

Diluted earnings per share   $   .81      $   .72      $  1.74      $  1.18
                             =======      =======      =======      =======


<Page 6>

Note D - Comprehensive Income
-----------------------------

Comprehensive  Income  represents the change  in  Shareholders'
Equity during a period from transactions and other events and circumstances from nonowner sources and accordingly excludes investments by and distributions to owners.

The  following  table  sets forth the reconciliation  from  Net
Income  to  Comprehensive Income for the periods ended  October
30, 1999 and October 31, 1998 (000's):

                         Thirteen Weeks Ended     Thirty-nine Weeks Ended
                       ------------------------   ------------------------
                       October 30,  October 31,   October 30,  October 31,
                          1999         1998          1999         1998
                       -----------  -----------   -----------  -----------
Net Income               $14,763       $12,898      $31,596      $21,064
Currency Translation
   Adjustment              1,245           531        1,315       (1,121)
                         -------       -------      -------      -------
Comprehensive Income     $16,008       $13,429      $32,911      $19,943
                         =======       =======      =======      =======


Note E - Pagoda International Restructuring Reserve
---------------------------------------------------

In the first nine months of 1999, the Company utilized approximately $2.0 million of the $10.7 million restructuring reserve remaining at the end of fiscal 1998. The reserve was primarily used for inventory markdowns and severance. It is currently expected that a majority of the remaining reserve of $8.7 million will be utilized by the end of fiscal 1999.


Note F - Business Segment Information
-------------------------------------

Applicable business segment information is as follows for the periods ended October 30, 1999 and October 31, 1998 (000's):

                   Famous    Wholesale   Naturalizer     Pagoda
                   Footwear  Operations    Retail     International   Other      Totals
                   --------  ----------  -----------  -------------  -------   ----------
Thirteen Weeks Ended October 30, 1999

External sales     $263,136   $116,715     $ 46,649      $   141     $ 2,491   $  429,132
Intersegment sales        -     47,780            -            -           -       47,780
Operating profit
  (loss)             23,531      8,809       (1,956)          37      (3,067)      27,354

Thirteen Weeks Ended October 31, 1998

External sales     $239,689   $119,242     $ 46,265      $ 4,637     $ 2,143   $  411,976
Intersegment sales        -     50,922            -            -           -       50,922
Operating profit
   (loss)            18,580     12,295          (84)        (932)     (2,663)      27,196

Thirty-nine Weeks Ended October 30, 1999

External sales     $724,271   $363,369     $140,756      $   468     $ 7,194   $1,236,058
Intersegment sales        -    138,809            -            -           -      138,809
Operating profit
   (loss)            48,839     27,472       (2,279)        (639)     (9,659)      63,734

Thirty-nine Weeks Ended October 31, 1998

External sales     $670,152   $353,785     $143,805      $23,871     $ 6,290   $1,197,903
Intersegment sales        -    151,195            -            -           -      151,195
Operating profit
   (loss)            41,610     23,623        1,554       (5,860)     (7,616)      53,311



<Page 7>

Reconciliation of operating profit to consolidated earnings before income taxes (000's):

                                 Thirteen Weeks Ended    Thirty-nine Weeks Ended
                               ------------------------  ------------------------
                               October 30,  October 31,  October 30,  October 31,
                                  1999         1998         1999         1998
                               -----------  -----------  -----------  -----------
Total operating profit         $ 27,354     $  27,196    $  63,734    $ 53,311
Interest expense                 (4,236)       (4,464)     (13,311)    (14,954)
Non-operating other expense      (1,067)       (1,103)        (414)     (2,026)
                               --------     ---------    ---------    --------
  Earnings before income taxes $ 22,051     $  21,629    $  50,009    $ 36,331
                               ========     =========    =========    ========


The "Other" segment includes the Scholze Tannery business and Corporate general and administrative expenses, which are not allocated to the operating units. Operating profit represents gross profit less general and administrative expenses and other operating income or expense.

In fiscal 1999, the Company revised its method of determining the level of profit to be earned on intersegment sales from the Wholesale Operations to Naturalizer Retail. The change resulted in an increase to operating profit of $.6 million and $2.0 million for the thirteen weeks ended and thirty-nine weeks ended October 30, 1999, respectively, for Naturalizer Retail and a corresponding decrease to operating profit for the Wholesale Operations.

Note G - Sale of le coq sportif
-------------------------------

In July 1999, the Company sold its le coq sportif footwear and apparel business for approximately $12.4 million, a portion of the proceeds of which was received in the form of a note payable. The Company recognized a $2.3 million pre-tax gain in connection with the sale; however, the gain was substantially offset by a tax provision of $2.0 million. The tax provision included $1.2 million of taxes related to the repatriation of previously untaxed foreign cash generated from the sale.


Note H - Condensed Consolidated Financial Information
-----------------------------------------------------

Certain of the Company's debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of October 30, 1999 and October 31, 1998, and the related condensed consolidating statements of earnings and cash flows for the thirty-nine weeks ended
October 30, 1999 and October 31, 1998, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.





<Page 8>

             CONDENSED CONSOLIDATING BALANCE SHEET
                     AS OF OCTOBER 30 1999
(Thousands)

                                            Guarantor    Non-Guarantor                Consolidated
                                 Parent    Subsidiaries  Subsidiaries   Eliminations     Totals
                                 --------  ------------  -------------  ------------  ------------
Assets
------
Current Assets
 Cash and cash equivalents       $  6,790   $   6,231     $  34,683      $       -     $   47,704
 Receivables, net                  34,539      12,152        21,855              -         68,546
 Inventory                         39,366     337,733        19,118        (11,817)       384,400
 Other current assets              (3,800)     19,029         1,976          4,136         21,341
                                 --------   ---------     ---------      ---------     ----------
  Total Current Assets             76,895     375,145        77,632         (7,681)       521,991
Other Assets                       51,063      19,306         5,882            (45)        76,206
Property and Equipment, net        14,145      63,231         6,437              -         83,813
Investment in Subsidiaries        264,761      49,716             -       (314,477)             -
                                 --------   ---------     ---------      ---------     ----------
  Total Assets                   $406,864   $ 507,398     $  89,951      $(322,203)    $  682,010
                                 ========   =========     =========      =========     ==========

Liabilities & Shareholders' Equity
----------------------------------
Current Liabilities
 Notes payable                   $ 23,000   $       -     $       -      $       -     $   23,000
 Accounts payable                   6,505      99,190        14,165              -        119,860
 Accrued expenses                  24,261      53,949        11,063          2,817         92,090
 Income taxes                       1,522       8,756           112            (47)        10,343
 Current maturities of
  long-term debt                   10,000           -             -              -         10,000
                                 --------   ---------     ---------      ---------     ----------
     Total Current Liabilities     65,288     161,895        25,340          2,770        255,293
Long-Term Debt and Capitalized
  Lease Obligations               162,033          41             -            (41)       162,033
Other Liabilities                  19,198        (811)          206              -         18,593
Intercompany Payable (Receivable) (85,746)     77,563        13,524         (5,341)             -
Shareholders' Equity              246,091     268,710        50,881       (319,591)       246,091
                                 --------   ---------     ---------      ---------     ----------
     Total Liabilities and
        Shareholders' Equity     $406,864   $ 507,398     $  89,951      $(322,203)    $  682,010
                                 ========   =========     =========      =========     ==========


<Page 9>

         CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
           THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

(Thousands)

                                            Guarantor    Non-Guarantor                Consolidated
                                 Parent    Subsidiaries  Subsidiaries   Eliminations     Totals
                                 --------  ------------  -------------  ------------  ------------
Net Sales                        $192,924    $990,051       $253,937     $(200,854)    $1,236,058
Cost of goods sold                138,569     602,428        205,189      (200,854)       745,332
                                 --------    --------       --------     ---------     ----------
 Gross profit                      54,355     387,623         48,748             -        490,726

Selling and
   administrative expenses         52,998     345,528         32,105        (1,170)       429,461
Interest expense                   13,274           -             37             -         13,311
Intercompany interest
   (income) expense               (10,179)     10,208            (29)            -              -
Other (income) expense                531      (3,460)          (296)        1,170         (2,055)
Equity in earnings
   of subsidiaries                (33,614)    (13,407)             -        47,021              -
                                 --------    --------       --------     ---------     ----------
 Earnings (Loss) Before
  Income Taxes                     31,345      48,754         16,931       (47,021)        50,009
Income tax provision (benefit)       (251)     15,140          3,524             -         18,413
                                 --------    --------       --------     ---------     ----------
 Net Earnings (Loss)             $ 31,596    $ 33,614       $ 13,407     $ (47,021)    $   31,596
                                 ========    ========       ========     =========     ==========


        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
           THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

(Thousands)

                                            Guarantor    Non-Guarantor                Consolidated
                                 Parent    Subsidiaries  Subsidiaries   Eliminations     Totals
                                 --------  ------------  -------------  ------------  ------------
Net Cash Provided (Used) by
 Operating Activities            $ 10,596   $  (9,211)      $ 11,997     $   5,918     $   19,300

Investing Activities:
 Capital expenditures                (273)     (18,240)       (1,470)            -        (19,983)
 Proceeds from sale of
    le coq sportif                      -        9,410             -             -          9,410
                                 --------   ----------      --------     ---------     ----------
Net Cash Used by
   Investing Activities              (273)      (8,830)       (1,470)            -        (10,573)

Financing Activities:
 Increase in short-term
    notes payable                  23,000            -             -             -         23,000
 Principal payments of
 long-term debt                   (25,000)           -             -             -        (25,000)
 Proceeds from issuance of
    common stock                      913            -             -             -            913
 Dividends paid                    (5,468)           -             -             -         (5,468)
 Intercompany financing            (9,164)      19,534        (4,452)       (5,918)             -
                                 --------   ----------      --------     ---------     ----------
Net Cash Provided (Used) by
 Financing Activities             (15,719)      19,534        (4,452)       (5,918)        (6,555)

Increase (Decrease) in Cash and
 Cash Equivalents                  (5,396)       1,493         6,075            -           2,172
Cash and Cash Equivalents at
 Beginning of Period               12,186        4,738        28,608            -          45,532
                                 --------   ----------      --------     ---------     ----------
Cash and Cash Equivalents at
 End of Period                   $  6,790   $    6,231      $ 34,683     $      -      $   47,704
                                 ========   ==========      ========     ========      ==========



 <Page 10>

                  CONDENSED CONSOLIDATING BALANCE SHEET
                          AS OF OCTOBER 31, 1998
(Thousands)

                                            Guarantor    Non-Guarantor                Consolidated
                                 Parent    Subsidiaries  Subsidiaries   Eliminations     Totals
                                 --------  ------------  -------------  ------------  ------------
Assets
______
Current Assets
 Cash and cash equivalents       $ 15,935   $    5,490      $ 18,994     $  (3,000)    $   37,419
 Receivables, net                  29,750       13,649        23,888             -         67,287
 Inventory                         50,496      313,607        18,992       (13,672)       369,423
 Other current assets                (760)      14,957         6,915         4,784         25,896
                                 --------   ----------      --------     ---------     ----------
    Total Current Assets           95,421      347,703        68,789       (11,888)       500,025
 Other Assets                      47,249       17,708        11,973          (109)        76,821
Property and Equipment, net        15,381       55,766         6,719             -         77,866
Investment in Subsidiaries        254,773       37,064             -      (291,837)             -
                                 --------   ----------      --------     ---------     ----------
  Total Assets                   $412,824   $  458,241      $ 87,481     $(303,834)    $  654,712
                                 ========   ==========      ========     =========     ==========

Liabilities & Shareholders' Equity
----------------------------------
Current Liabilities
 Notes payable                   $      -   $        -      $      -     $       -     $        -
 Accounts payable                   6,159       99,805        15,483             -        121,447
 Accrued expenses                  21,600       51,530        13,616        (1,564)        85,182
 Income taxes                       4,043       10,851           407           337         15,638
 Current maturities of
  long-term debt                   25,000            -            -              -         25,000
                                 --------   ----------      --------     ---------     ----------
     Total Current Liabilities     56,802      162,186        29,506        (1,227)       247,267
Long-Term Debt and Capitalized
  Lease Obligations               172,030            -            39           (39)       172,030
Other Liabilities                  19,923          125           373           (69)        20,352
Intercompany Payable (Receivable) (50,994)      60,419        (3,880)       (5,545)             -
Shareholders' Equity              215,063      235,511        61,443      (296,954)       215,063
                                 --------   ----------      --------     ---------     ----------
     Total Liabilities and
        Shareholders' Equity     $412,824   $  458,241      $ 87,481     $(303,834)    $  654,712
                                 ========   ==========      ========     =========     ==========




<Page 11>

              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

(Thousands)

                                            Guarantor    Non-Guarantor                Consolidated
                                 Parent    Subsidiaries  Subsidiaries   Eliminations     Totals
                                 --------  ------------  -------------  ------------  ------------
Net Sales                        $199,410   $  948,586      $259,642     $(209,735)    $1,197,903
Cost of goods sold                142,640      582,804       209,114      (209,735)       724,823
                                 --------   ----------      --------     ---------     ----------
Gross profit                       56,770      365,782        50,528             -        473,080

Selling and
   administrative expenses         55,349      324,179        41,514        (1,257)       419,785
Interest expense                   14,884            6            64             -         14,954
Intercompany interest
   (income) expense               (10,711)      10,661            50             -              -
Other (income) expense             (1,406)         153         2,006         1,257          2,010
Equity in earnings
   of subsidiaries                (22,842)      (4,658)            -        27,500              -
                                 --------   ----------      --------     ---------     ----------
 Earnings (Loss) Before
  Income Taxes                     21,496       35,441         6,894       (27,500)        36,331
Income tax provision                  432       12,599         2,236             -         15,267
                                 --------   ----------      --------     ---------     ----------
   Net Earnings                  $ 21,064   $   22,842      $  4,658     $ (27,500)    $   21,064
                                 ========   ==========      ========     =========     ==========



             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

(Thousands)

                                            Guarantor    Non-Guarantor                Consolidated
                                 Parent    Subsidiaries  Subsidiaries   Eliminations     Totals
                                 --------  ------------  -------------  ------------  ------------
Net Cash Provided (Used) by
 Operating Activities            $ 13,864   $   41,090      $  4,866     $    (689)    $   59,131

Net Cash Used by
 Investing Activities                (371)     (10,449)       (1,722)            -        (12,542)

Financing Activities:
 Decrease in  short-term
    notes payable                 (54,000)           -             -             -        (54,000)
 Proceeds from issuance of
  common stock                        109            -             -             -            109
 Dividends paid                    (5,415)           -             -             -         (5,415)
 Intercompany financing            60,300      (31,994)      (26,035)       (2,271)             -
                                 --------   ----------      --------     ---------     ----------
Net Cash Provided (Used) by
 Financing Activities                 994      (31,994)      (26,035)       (2,271)       (59,306)

Increase (Decrease) in Cash and
 Cash Equivalents                  14,487       (1,353)      (22,891)       (2,960)       (12,717)
Cash and Cash Equivalents at
 Beginning of Period                1,448        6,843        41,885           (40)        50,136
                                 --------   ----------      --------     ---------     ----------
Cash and Cash Equivalents at
 End of Period                   $ 15,935   $    5,490      $ 18,994     $  (3,000)    $   37,419
                                 ========   ==========      ========     =========     ==========


<Page 12>

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

Results of Operations
---------------------

Quarter ended October 30, 1999 compared to the Quarter  ended October 31, 1998
------------------------------------------------------------------------------

Consolidated net sales for the fiscal quarter ended October 30, 1999 were $429.1 million compared to $412.0 million in the quarter ended October 31, 1998. Net earnings of $14.8 million for the third quarter of 1999 compares to net earnings of $12.9 million in the third quarter of 1998. The increase in net earnings resulted from improved performance at Famous Footwear as well as a reduction in the International division's losses in the third quarter of 1999. These improvements were slightly offset by lower operating results within the Company's wholesale and Naturalizer Retail operations. Excluding the effect of lower International losses, net earnings for the third quarter of 1999 increased 7.0% over the third quarter of 1998.

Famous Footwear achieved record third quarter sales and operating earnings which followed record results for fiscal
1998 and the first two quarters of 1999. Sales of $263.1 million increased 9.8% from last year representing a same-store sales increase of 3.7% and 36 more stores, reflecting a total of 849 stores in operation. Operating earnings for the third quarter of 1999 increased 26.6% to $23.5 million as a result of higher sales and improved margin and expense rates.

The Company's wholesale operations - the Brown Branded, Brown Pagoda and Brown Canada divisions - had a net sales decrease of 2.1% during the third quarter of 1999 to $116.7 million from $119.2 million in the third quarter of 1998. Sales decreased primarily from the discontinuation of the le coq sportif division which was sold in July 1999. The increased marketing investment at Brown Branded supporting the new, updated Naturalizer product, along with the lower sales, were the primary factors in operating earnings decreasing $3.5 million from last year to $8.8 million this year.

In the Company's Naturalizer Retail operations, which includes both the United States and Canadian stores, net sales increased 0.8% to $46.6 million in the third quarter of 1999 from $46.3 million in the third quarter of 1998. Same-store sales in the third quarter of 1999 decreased 1.5% in the United States and 8.7% in Canada. Domestically, the Company had 5 more stores in operation in 1999; Canada had 7 more stores in operation. At the end of the third quarter of 1999, 481 stores were in operation including 343 stores in the United States and 138 stores in Canada. Total Naturalizer Retail operations had an operating loss of $2.0 million in 1999 compared to $0.1 million loss in 1998. The lower operating earnings resulted directly from lower same-store sales and higher marketing costs associated with an expanded customer catalog and new store merchandizing presentations to reflect the udpated Naturalizer image.

The Pagoda International division broke even in the third quarter of 1999 compared to a $0.9 million operating loss last year reflecting a significantly reduced level of operations.

Consolidated gross profit as a percent of sales increased to 40.0% from 39.7% for the same period last year. This increase was primarily due to a higher mix of retail sales, which historically earn higher margins than wholesale sales.


<Page 13>


Selling and administrative expenses as a percent of sales increased to 34.1% from 33.2% for the same period last year. This increase was primarily due to the increased marketing investment in the wholesale operations and a higher mix of retail sales, which carry a higher expense rate.

Other Income in the third quarter of 1999 varies from prior year's Other Expense primarily from additional environmental costs recorded last year.

The consolidated tax rate was 33.1% of consolidated pre-tax income for the third quarter of 1999 compared to 40.4% for last year. The higher effective tax rate for last year reflects the impact of higher operating losses at the Pagoda International marketing division, on which tax benefits could not be realized.


Nine  Months ended October 30, 1999 compared to the Nine Months ended October 31, 1998
---------------------------------------------------------------

Consolidated net sales for the first nine of 1999 were $1.236 billion, an increase of 3.2% from the first nine months of 1998 total of $1.198 billion. Net earnings of $31.6 million for the first nine months of 1999 compare to net earnings of $21.1 million for the first nine months of 1998, an increase of 50%. Excluding the impact of reduced losses at the International division, 1999 earnings increased 18.3% over 1998.

Sales at Famous Footwear for the first nine months of 1999 increased 8.1% from $670.2 million for the first nine months of last year to $724.3 million, reflecting a 3.3% increase in same-store sales and 36 more units in operation. The higher levels of sales and slightly improved margin and expense rates resulted in operating earnings for 1999 increasing 17.4% to $48.8 million.

The Company's wholesale sales for the first nine months of 1999 increased 2.7% to $363.4 million from $353.8 million for the same period last year. The increased sales is derived from Brown Pagoda's Star Wars, Barbie and Dr. Scholl's licensed products. Operating earnings of $27.5 million increased $3.9 million from last year due to the increased sales combined with effective expense leveraging.

In the Company's Naturalizer Retail operations, net sales decreased 2.1% to $140.8 million in the first nine months of 1999. Same-store sales decreased 5.1% in the United States and 2.5% in Canada. Domestically, the Company had 5 more stores in operation in 1999; Canada had 7 more stores in operation. Total Naturalizer Retail operations had an operating loss of $2.3 million in 1999 compared to operating earnings of $1.6 million in 1998. The lower operating performance continues to result primarily from the lower sales.

At the Pagoda International division, operating losses were $0.6 million in the first nine months of 1999 compared to $5.9 million last year reflecting a significantly reduced level of operations.

Consolidated gross profit as a percent of sales increased to 39.7% from 39.5% for the same period last year. This increase was primarily due to a higher mix of retail sales, which historically earn a higher gross profit rate.

Selling and administrative expenses as a percent of sales decreased to 34.7% from 35.0% for the same period last year. This decrease was primarily due to the lower expense rate at the Company's wholesale operations offset by the higher mix of retail sales, which carry a higher expense rate.



<Page 14>

Other Income has varied from prior year's Other Expense primarily due to the $2.3 million gain from the sale of the le coq sportif footwear and apparel business recognized in the second quarter of 1999. In addition, prior year's Other Expense includes $1.4 million of additional provision associated with the International operations.

The consolidated tax rate was 36.8% of consolidated pre-tax income for the first nine months of 1999 compared to 42.0% for last year. The higher effective tax rate for last year reflects higher operating losses at the Pagoda International marketing division, on which tax benefits could not be realized. In addition, the 1999 year-to-date tax provision includes $1.2 million of taxes to allow repatriation of the previously untaxed foreign cash generated from the sale of the le coq sportif business.


Financial Condition
-------------------

A  summary  of  key  financial data and  ratios  at  the  dates indicated is as follows:
                                October 30,  October 31,  January 30,
                                   1999         1998         1999
                                -----------  -----------  -----------

Working Capital (millions)         $266.7       $252.8       $250.9

Current Ratio                       2.0:1        2.0:1        2.0:1

Total Debt as a Percentage of
   Total Capitalization             44.2%        47.8%        47.6%


Cash flow from operating activities for the first nine months of fiscal 1999 provided $19.3 million versus a net generation of $59.1 mi1lion last year. In the first nine months of 1999, cash flow decreased primarily as a result of higher inventory levels to support growth within the Famous Footwear division.

The current ratio at October 30, 1999 remained consistent with the ratio for October 31, 1998, primarily due to the combination of higher inventory slightly offsetting decreases in other current assets and various increases in current liabilities.

The decrease in the ratio of total debt as a percentage of total capitalization at October 30, 1999, compared to the end of fiscal 1998, is due to principal payments made on long-term debt combined with earnings for the first nine months of 1999. At October 30, 1999, $23.0 million was borrowed and $8.4 million of letters of credit were outstanding under the Company's $155.0 million revolving bank Credit Agreement.

On November 9, 1999, Standard & Poor's revised its outlook on the Company to stable from negative. The "BB" corporate credit and senior unsecured debt ratings were reaffirmed by Standard &
Poor's.

Year 2000 Compliance
--------------------

The "Year 2000" issue arises because many computer hardware and software systems, including the Company's, use only two digits to represent the year. As a result, these systems and programs may not accurately calculate dates beyond 1999, which could cause system failures or miscalculations. The Company has established a company-wide Steering Committee to oversee and manage the Company's Year 2000 project.



<Page 15>

The Company has completed a thorough assessment of all of its information systems and has completed the modification or replacement of its operating and financial systems that were not Year 2000 compliant used in its wholesaling, retailing and sourcing operations, and the testing of all systems. These systems included operating systems and equipment used in the Company's distribution centers, offices and other facilities that may have contained embedded chips.

The Company relies on independent business partners, including foreign footwear factories, to provide various products and services. The Company has communicated with key suppliers and service providers and has conducted on-site visits to key factories in an ongoing effort to determine to the extent possible the status of such third parties' assessment, remediation and test plans, and whether the Company can rely upon such third parties going forward. As a result of these efforts, the Company believes that its key suppliers and service providers are substantially Year 2000 compliant. With regard to its key foreign footwear manufacturers, the Company has determined that their use of date-sensitive technology is relatively low. Nevertheless, there can be no assurance that such third parties remediation efforts, or those of suppliers or service providers to such third parties, will be totally successful.

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

The Company has developed assessment and contingency plans as considered necessary based on the risks of noncompliance of internal systems and business disruptions at its significant suppliers and customers. The Company is establishing Command Centers which will be staffed to respond to such presently unanticipated Year 2000 difficulties as may occur on or after January 1, 2000.

Management estimates that the non-incremental internal IS staff and outside consultant costs of the Company's Year 2000 efforts will total approximately $1.6 million. Through October 30, 1999 virtually this entire total has been incurred and expensed. In addition, the cost for new purchased or leased hardware and software that both upgraded the functionality and operating efficiency of store and financial systems, and resulted in Year 2000 compliance, is approximately $15 million, which will be expensed over the next several years. All expenditures related to the Company's Year 2000 project are being funded through operating cash flows.



<Page 16>

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
-------------------------------------------------------------------

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.

















<Page 17>


                  PART II - OTHER INFORMATION
                  ---------------------------

Item 1 - Legal Proceedings
--------------------------

  There have been no material developments during the quarter ended October 31, 1999, in the legal proceedings described in the Company's Annual Report on Form 10-K for the period ended
  January 30, 1999.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

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

       (27)        Financial Data Schedule (Page 19)

  (b)  Reports on Form 8-K:

       The Company filed no reports on Form 8-K during the quarter ended October 30, 1999.




<Page 18>

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BROWN SHOE COMPANY, INC.


Date: December 10, 1999                 /s/ Andrew M. Rosen
-----------------------               ------------------------------
                                         Andrew M. Rosen
                                      Chief  Financial  Officer and
                                      Treasurer On Behalf of the
                                      Corporation as the Principal
                                      Financial Officer