Form 10-K405
period 2000-01-29
BROWN SHOE CO INC/
filed 2000-04-19
CIK 14707

<PAGE 1>
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                             1999 FORM 10-K
(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
             For the fiscal year ended January 29, 2000

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

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
        Title of each class                     which registered
----------------------------------------     ------------------------
Common Stock - par value $3.75 a share       New York Stock Exchange
 with Common Stock Purchase Rights           Chicago Stock Exchange

9-1/2% Senior Notes due October 15, 2006     New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

As of April 1, 2000, 18,270,190 common shares were outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $219 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended January 29, 2000, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held May 25, 2000, are incorporated by reference into Part III.


<PAGE 2>

                             PART I
                             ------

ITEM 1 - BUSINESS
-----------------

    The Company, founded in 1878 and incorporated in 1913, operates in the Footwear industry. In 1999, the shareholders of the Company approved a change in the Company's name to Brown Shoe Company, Inc. from Brown Group, Inc. Current activities include the operation of retail shoe stores and the sourcing and marketing of footwear for women, men and children. During 1999, categories of footwear sales were approximately 58% women's footwear, 26% men's footwear and 16% children's footwear. This composition has remained relatively constant over the past few years. Approximately 70% of 1999 footwear sales were made at retail compared to 68% in 1998 and 66% in 1997. See Note 6 of Notes to Consolidated Financial Statements on page 67 of the Annual Report to Shareholders for the year ended January 29, 2000, which is incorporated herein by reference, for additional information regarding the Company's business segments.

    The Company's business is seasonal in nature due to consumer spending patterns with higher back-to-school, Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company's operating earnings for the year.

    The Company has approximately 11,500 full and part-time employees. Approximately 100 employees engaged in the warehousing of footwear in the United States are employed under a union contract, which will expire in September, 2002. In Canada, approximately 300 factory and warehouse employees are employed under union contracts, which expire in October, 2000 and October, 2001.


Retail Operations
-----------------

   The Company's retail operations at January 29, 2000 include 1,353 retail shoe stores in the United States and Canada under the Famous Footwear, Factory Brand Shoes, Supermarket of Shoes, Naturalizer and F.X. LaSalle names. A portion of the retail sales includes Company-owned and licensed brand names.

   In retail sales of footwear, the Company competes in a highly fragmented market with many organizations of various sizes operating retail shoe stores and departments. Competitors include local, regional and national shoe store chains, department stores, discount stores and numerous independent retail operators of various sizes. Quality, customer service, store location, merchandise selection, advertising and pricing are important components of retail competition.

Famous Footwear

   Famous Footwear with 867 stores at the end of fiscal 1999 is America's largest chain selling branded footwear for the entire family. Founded over 30 years ago, Famous Footwear was purchased by the Company in 1981 as a 32 store chain. Famous Footwear stores feature a wide selection of "brand name shoes for less for the entire family" including athletic, casual and dress shoes for women, men and children typically priced at below manufacturers' suggested retail prices. Famous Footwear stores average approximately 5,600 square feet in size and are primarily located in strip centers and regional and outlet malls in the United States. Famous Footwear's branded product offering at discounted prices is designed to appeal to the needs of its target customers, value oriented families. Footwear brands include Nike, adidas, Skechers, Reebok, Rockport, New Balance, Naturalizer, What's What, Keds and TX Traction.


<PAGE 3>

ITEM 1 - BUSINESS (Continued)
-----------------

    Famous Footwear has developed store model stocks which reflect consumer demand, historical brand preferences, styles and sizes. These inventory models are adjusted based upon store location and promotional opportunities. Product and promotional mix are managed to control gross margins. In fiscal 1999, the Company completed the replacement of all existing store information systems. The new systems will improve inventory controls, training and communication between headquarters and the stores as well as reduce store technology costs.

    With two distribution centers located in Madison, Wisconsin and Lebanon, Tennessee, Famous Footwear's distribution systems allow for merchandise to be delivered to each store typically no less than each week. In addition to the delivery of new styles and current promotional items, these systems provide item replenishment of the prior week's sales and redistribution of product to stores demonstrating the greatest item sell-through from stores with lower item sell-through. These systems of replenishment and distribution are designed to ensure the right product is at the right place at the right time, and to control markdowns and maximize gross margins.

      Famous Footwear's marketing program includes radio, television and newspaper advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the target customer. Marketing and advertising programs are tailored on a region-by-region basis to reach the target consumers. In addition, the timing of certain advertising campaigns is set to correspond to regional differences such as the important back-to-school season, which begins at various times throughout the country. In 1999, management invested over $29 million to communicate Famous Footwear's philosophy: delivering the customer the best value and service on quality, branded footwear.

Naturalizer

    The Company's Naturalizer stores are showcases for the Company's flagship brand of women's shoes. The Company owns and operates 347 Naturalizer stores located in the United States and 123 stores in Canada. Naturalizer specialty stores located in regional malls average approximately 1,300 square feet in size, and outlet stores located in outlet malls average approximately 2,600 square feet in size. These stores are designed and merchandised to appeal to the Naturalizer customer who is a style and comfort conscious woman between 40-60 years old, who seeks quality and value in her footwear selections. In addition, the Company has repositioned its styles to focus on a younger, active woman aged between 35-54 years old. The Naturalizer stores offer a selection of women's footwear styles, including dress, casual and athletic shoes, primarily under the Naturalizer brand, but also under the Naturalsport brand of casual shoes. The Naturalizer brand is one of North America's leading women's footwear brands, providing stylish, comfortable and quality footwear in a variety of patterns and sizes. Retail price points are typically between $50 and $60 per pair.

    In fiscal 1999, the Naturalizer Retail division launched the Naturalizer consumer site, www.naturalizeronline.com. The site allows consumers to browse product selection by style or size as well as to order directly from the Company.


<PAGE 4>

ITEM 1 - BUSINESS (Continued)
-----------------

    Marketing programs for the Naturalizer stores have complemented the Company's Naturalizer brand advertising, building on the brand's consumer recognition and reinforcing the brand's added focus on style and quality. The Company continues to invest in Naturalizer sales force training commensurate with the brand image of style, quality and comfort, and utilizes a database marketing program, which targets and rewards frequent customers. Over the past two years, the Company installed updated point-of-sale cash registers and new merchandising reporting systems. These systems will enhance management information and capture consumer preferences as well as improve efficiency at store level.

    The Company also operates 16 F.X. LaSalle retail stores, primarily in the Montreal, Canada market, which sell better-grade men's and women's branded and private label footwear. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250. These stores average approximately 2,200 square feet.

    A summary of retail footwear stores operated by the Company at each of the prior three fiscal year-ends follows:

              Company-Owned Retail Footwear Stores

                                                     1999    1998    1997
                                                     ----    ----    ----
Famous Footwear
   Family footwear stores which feature "brand names
   for less"; located in shopping centers and outlet
   and regional malls in the U.S.                     867     827     815
Naturalizer
   Stores selling the Naturalizer and Naturalsport
   brands of women's footwear; located in major
   malls, shopping centers and outlet malls
   in the U.S. and Canada.                            470     446     448
F. X. LaSalle
   Stores selling men's and women's better-grade
   branded footwear in major malls in Canada.          16      16      16
                                                    -----   -----   -----
     Total                                          1,353   1,289   1,279
                                                    =====   =====   =====

Wholesale Operations
--------------------

   Footwear is distributed by the Company's Brown Branded, Brown Pagoda and Canada Wholesale divisions to approximately 2,500 retailers including department stores, mass merchandisers and independent retailers in the United States, Canada and to affiliates. These divisions import substantially all of their footwear through the Brown Sourcing division, except for the Canadian Wholesale division which also produces footwear in two Company-owned manufacturing facilities. Most of the Company's wholesale customers also sell shoes bought from competing footwear suppliers.

   Wholesale orders for shoes are solicited by the Company's sales force throughout the year. Orders placed as a result of these sales efforts are taken before the shoes are sourced with delivery generally within three to four months thereafter. Footwear is sold to wholesale customers on both a first-cost and landed basis. First-cost sales are those sales in which the Company obtains title to footwear from its overseas suppliers and typically relinquishes title to customers at a designated overseas port. Landed sales are those sales in which the Company obtains title to footwear from its overseas suppliers and maintains title until the footwear is inside the United States borders. After importing, the footwear may be sold directly to customers and certain high volume styles are inventoried to allow prompt shipment on reorders.


<PAGE 5>

ITEM 1 - BUSINESS (Continued)
-----------------

   At April 1, 2000, the Company's wholesale operations had a backlog of unfilled orders of approximately $120 million compared to $145 million on April 2, 1999. Most orders are for delivery within the next 90-120 days, and although orders are subject to cancellation, the Company has not experienced significant cancellations in the past. The backlog at a particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and the timing of licensed product releases such as movies or sporting events. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

   In the past, the Company also distributed footwear through its Pagoda International division. This division marketed the Company's branded and licensed athletic, casual and dress footwear for men, women and children, typically at moderate price points primarily to better specialty retailers in Europe, Latin America and the Far East. In 1997, the Company made a decision to withdraw from the Pagoda International division as a result of excessive inventories and declining performance. The Company completed the withdrawal from this business in 1999. See Note 4 of Notes to Consolidated Financial Statements on page 66 of the Annual Report to Shareholders for the year ended January 29, 2000, which is incorporated herein by reference, for additional information regarding the restructuring of the Pagoda International division.

Brown Branded Division

   The Brown Branded division is one of the nation's leading marketers of women's footwear. This division designs and markets the Company's Naturalizer, Naturalsport, LifeStride, LS Studio, and NightLife brands. Each of the Company's brands is targeted to a specific customer segment representing different footwear styles and taste levels at different price points. The keystone of the Company's brand portfolio is the Naturalizer brand, which has a tradition of combining style and comfort. Introduced in 1927, Naturalizer is one of the nation's leading women's footwear brands.

   Naturalizer and Naturalsport products emphasize style, comfort, quality and value. These brands provide a wide range of casual and dress footwear products, which combine comfort and fit with classic, relevant and up-to-date styling. LifeStride, and its brand extension, LS Studio, is a leading entry-level price point, women's brand in department stores, offering fashion-right styling. The NightLife brand is the Company's line of women's shoes for special occasions.

   The division's brands are sold in department stores, multi-line shoe stores and branded specialty stores. Currently the Company sells footwear products to substantially all the nation's major department store companies, including Dayton-Hudson, Dillard's, Federated, The May Company and Sak's.

   The Brown Branded division maintains an independent sales force to market its Naturalizer, Naturalsport, LifeStride, LS Studio and NightLife brands primarily to department and specialty footwear stores domestically. The sales force is responsible for managing the Company's relationships with its wholesale customers. The Brown Branded division also has marketing teams responsible for the development and implementation of marketing programs for each brand, both for the Company and its retail customers.


<PAGE 6>

ITEM 1 - BUSINESS (Continued)
-----------------

   The Company developed an e-commerce strategy in 1999 to assist in the marketing of their brands. The Company launched an internet site, www.brownshoeonline.com, that allows retail customers to check inventory, place orders and track arrivals. Over 600 retailers are using the system to place orders and reorders. "E-direct", also launched in 1999, allows retailers to collect payment for out-of-stock shoes with the Company directly shipping the shoes to the customer's home. The division is also partnered with Nordstrom.com to offer a Naturalizer boutique on its web site.

   The Company continues to build on and take advantage of the heritage and consumer recognition of its traditional brands, and it also is clearly defining the independent brand images of certain other brands. The Company launched a Naturalizer brand image campaign in 1999 that illustrated the brand's new fashion appeal and footwear design. In fiscal 1999, the division invested approximately $15 million in advertising and marketing in support of its brands. The Company continues to focus on these marketing efforts by augmenting its market research, product development and marketing communications.

Brown Pagoda Division

   The Brown Pagoda division designs and markets branded, licensed and private label athletic, casual and dress footwear products for men, women and children at a variety of price points via mass merchandisers, mid-tier retailers, chains and department stores in the United States and Canada. The division is a resource for many of the nation's larger retailers, including Famous Footwear, Federated, Kmart, Nordstrom, Payless ShoeSource, Sears, Talbots, Target and Wal-Mart, providing its wholesale customers with over 48 million pairs of shoes in 1999.

   Major brand names owned by the Brown Pagoda division include Airstep, Brown Shoe, Buster Brown, Connie, Larry Stuart and Wildcats. The Brown Pagoda division also seeks opportunities to develop additional brands through selective acquisitions or licenses. Products sold under license agreements, which are generally for an initial term of two to three years and subject to renewal, were responsible for approximately 8%, 8% and 11% of consolidated sales in 1999, 1998, and 1997, respectively. The Brown Pagoda division has a long-term licensing agreement, which is renewable through 2014, to market the Dr. Scholl's brand of affordable, casual and work shoes for men and women both in the United States and in Canada. The division's other significant license agreements include Barbie, Digimon, NASCAR Racers, Sammy Sosa and Star Wars. No single licensor represented greater than 5 percent of consolidated net sales for 1999.

Canada Wholesale Division

   The Canada Wholesale division markets branded and licensed footwear products to women and children at a variety of price points to department stores, specialty stores and mass merchandisers.

   Similar to the Brown Branded division, the Canada Wholesale division markets the Company's Naturalizer and Naturalsport brands in Canada. The division manufactures in two Company-owned facilities a significant portion of the Naturalizer and Naturalsport brands sold by them. In addition, the division provides all Naturalizer related product for the Naturalizer stores located in Canada. Other brands and licensed footwear sold by the division include Airstep, Barbie, Buster Brown, Connie and Star Wars.


<PAGE 7>

ITEM 1 - BUSINESS (Continued)
-----------------

Brown Sourcing Division

   The Brown Sourcing Division sources essentially all of the footwear globally for the Brown Branded division, the Naturalizer Retail division, the Brown Pagoda division, and a portion of the footwear sold by Famous Footwear. The division, which in 1999 sourced 63.3 million pairs of shoes, has developed a global sourcing capability through its relationships with approximately 100 third-party independent footwear manufacturers. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of its established relationships.

   The Company currently maintains sourcing offices in Brazil, China, Hong Kong, Indonesia, Italy, Mexico and Taiwan. This structure enables the Company to source footwear at various price levels from significant shoe manufacturing regions of the world. In 1999, approximately three-fourths of the footwear sourced by Brown Shoe Sourcing was from manufacturing facilities in China. The Company has the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of the Company's foreign sourcing in 1999:

            Country                 Millions of Pairs
            -------                 -----------------
           China                         47.5
           Brazil                         9.4
           Indonesia                      4.4
           Taiwan                         0.4
           All Other                      1.6
                                         ----
              Total                      63.3
                                         ====

   The Company monitors the quality of the components of its footwear products prior to production and inspects prototypes of each footwear product before production runs are commenced. The Company also performs random in-line quality control checks during production and before footwear leaves the manufacturing facility.

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

   In 1999, the Company reengineered its shoe styling process to better anticipate shoe fashion trends and quicken the time to market. From a design center in Florence, Italy, the Company captures European influences like heel shapes and fabrics before appearing at retail. The design center is electronically linked to the Company's line builders in the United States who blend them with latest U.S. fashion trends. This change in the process will assist in shortening the product design cycle.


<PAGE 8>

ITEM 1 - BUSINESS (Continued)
-----------------

Risk Factors
------------

     Certain statements herein and in the documents incorporated herein by reference as well as statements made by the Company from time to time contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. The considerations listed below represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

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

Reliance on Foreign Sources of Production

     The Company relies entirely on broad-based foreign sourcing for its footwear products. The Company sources footwear products from independent third-party manufacturing facilities located in China, Brazil, Indonesia, and to a lesser extent from Italy, Mexico, Taiwan and two Company-owned manufacturing facilities in Canada. Typically, the Company is a major customer of these third-party manufacturing facilities. The Company believes its relationships with such third-party manufacturing facilities provide it with a competitive advantage; thus the Company's future results will partly depend on maintaining its close working relationships with its principal manufacturers.

     The Company relies heavily on independent third-party manufacturing facilities, primarily located in China. Historically, the trade relationship between the United States and China has not had a material adverse effect on the Company's business, financial condition or results of operations. There have been, however, and may in the future be, threats to the trade relationships between the United States and China, including past and future threats by the United States to deny Normal Trading Relations status to China. There can be no assurance the trade relationship between the United States and China will not worsen, and if it does worsen, there can be no assurance the Company's business, financial condition or results of operations will not be materially adversely affected thereby. Further, the Company cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although the Company believes it could find alternative manufacturing sources for those products it currently sources from China through its existing relationships with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of its Chinese manufacturing capacity could have a material adverse effect on the Company.


<PAGE 9>

ITEM 1 - BUSINESS (Continued)
-----------------

     As is common in the industry, the Company does not have any long-term contracts with its independent third-party foreign manufacturers. There can be no assurance the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, failure to meet production deadlines, or increases in manufacturing costs. Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Although the Company purchases products from certain foreign manufacturers in United States dollars and otherwise engages in foreign currency hedging transactions, there can be no assurance the Company will not experience foreign currency losses. The Company cannot predict whether additional United States or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of non-domestically produced products in the future or what effect such actions could have on its business, financial condition or results of operations.

Customer Concentration

     The customers of the Company's wholesaling business include department stores and mass merchandisers. Several of the Company's customers control more than one department store and/or mass merchandiser chain. While the Company believes purchasing decisions in many cases are made independently by each department store or mass merchandiser chain under such common ownership, a decision by the controlling owner of a group of department stores and/or mass merchandisers, or any other significant customer, to decrease the amount of footwear products purchased from the Company could have a material adverse effect on the Company's business, financial condition or results of operations.

     In addition, the retail industry has periodically experienced consolidation and other ownership changes, and in the future the Company's wholesale customers may consolidate, restructure, reorganize or realign, any of which could decrease the number of stores that carry the Company's products.

Dependence on Licenses

     The success of the Company's Brown Pagoda division has to date been due, in part, to the Company's ability to attract licensors which have strong, well-recognized characters and trademarks. The Company's license agreements are generally for an initial term of two to three years, subject to renewal, but even where the Company has longer term licenses or has an option to renew a license, such license is dependent upon the Company's achieving certain results in marketing the licensed material. While the Company believes its relationships with its existing licensors are good and it believes it will be able to renew its existing licenses and obtain new licenses in the future, there can be no assurance the Company will be able to renew its current licenses or obtain new licenses to replace lost licenses. In addition, certain of the Company's license agreements are not exclusive and new or existing competitors may obtain similar licenses.

Dependence on Major Branded Suppliers

     The Company's Famous Footwear retail business purchases a substantial portion of its footwear products from major branded suppliers. While the Company believes its relationship with its existing suppliers is good, the loss of any of its major suppliers could have a material adverse effect on the Company's business, financial condition or results of operations. As is common in the industry, the Company does not have any long-term contracts with its suppliers. In addition, the Company's financial performance is in part dependent on the ability of Famous Footwear to obtain product from its suppliers on a timely basis and on acceptable terms.


<PAGE 10>

ITEM 2 - PROPERTIES
-------------------

   The principal executive, sales and administrative offices of the Company are located in Clayton (St. Louis), Missouri, and consist of an owned office building.

   The Company's wholesale footwear operations are carried out at two distribution centers located in Missouri and two manufacturing facilities and one distribution facility located in Ontario, Canada. All of the facilities are owned. A leased sales office and showroom is maintained in New York City.

   The Company's retail footwear operations are conducted throughout the United States and Canada and involve the operation of 1,353 shoe stores, including 139 in Canada. All store locations are leased with more than half having renewal options. In addition, Famous Footwear has leased office space, a leased 750,000 square foot distribution center, including a mezzanine level, in Madison, Wisconsin, and a leased 800,000 square foot distribution center, including mezzanine levels, in Lebanon, Tennessee.


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

     The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating a residential area adjacent to owned property in Colorado, under the oversight of Colorado authorities. This residential area has been affected by types of solvents previously used at the facility. Monitoring of the residential area continues. The Company also began remediation on the owned property. During 1999, the Company incurred charges of $1.8 million related to this site. In early 2000, a state court class-action lawsuit was filed agianst the Company related to this property. The Company does not believe that the ultimate outcome of this lawsuit will have a materially adverse effect on its results of operations or financial position.

     At its closed New York tannery and two associated landfills, the Company has completed its remediation efforts, and in 1995, state environmental authorities reclassified the status of the site to one that has been properly closed and requires only continued maintenance and monitoring over the next 24 years. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain landfills from the sale or disposal of solvents and other by-products from the closed tannery and shoe manufacturing facilities.

     Based on information currently available, the Company is carrying an accrued liability of $3.9 million, as of January 29, 2000, to complete the clean up at all sites. The ultimate cost may vary.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1999.


<PAGE 11>

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

   The following is a list of the names and ages of the executive officers of the registrant and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire May, 2000.

Name                    Age   Current Position
----                    ---   ----------------

Ronald A. Fromm          49   Chairman of the Board, President,
                              Chief Executive Officer, Brown Shoe
                              Company, Inc. and President, Brown
                              Shoe Company

Theodore L. Anderson     51   Senior Vice President, Retail Sales
                              and Operations, Famous Footwear

Brian C. Cook            60   Executive Vice President, Brown Shoe
                              Company, Inc. and President, Famous Footwear

William A. Dandy         42   Senior Vice President, Marketing,
                              Famous Footwear

Charles C. Gillman       38   Senior Vice President and Director, Far East
                              Operations, Brown Sourcing

J. Martin Lang           43   Senior Vice President and Chief Financial
                              Officer, Famous Footwear

Byron D. Norfleet        38   Senior Vice President and General Manager,
                              Naturalizer Retail

Gary M. Rich             49   President, Brown Pagoda

James M. Roe             54   Senior Vice President, Real Estate,
                              Famous Footwear

Andrew M. Rosen          49   Chief Financial Officer and Treasurer

Richard C. Schumacher    52   Vice President and Controller

David H. Schwartz        54   President, Brown Sourcing

Robert E. Stadler, Jr.   51   Vice President, Administration, Brown Shoe
                              Company and Senior Vice President, Finance and Administration, Brown Branded

Gregory J. Van Gasse     49   President, Brown Branded

George J. Zelinsky       51   Senior Vice President and General Merchandise
                              Manager, Famous Footwear

<PAGE 12>

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

Charles C. Gillman, Senior Vice President and Director, Far East Operations, Brown Sourcing since February 1997. Senior Vice President, Far East Operations, Brown Sourcing from 1995 to 1997. Senior Vice President, Women's Division - Far East, Pagoda from 1992 to 1995.

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

Gary M. Rich, President of Brown Pagoda since March 1993.
President, Pagoda Trading Company, Inc. from June 1989 through
March 1993.  Executive Vice President, Sidney Rich Associates,
Inc. from December 1980 through June 1989.

James M. Roe, Senior Vice President, Real Estate, Famous Footwear since August 1997. Senior Vice President, Sales and Operations, Famous Footwear from December 1994 to August 1997. Vice President, Real Estate, Famous Footwear from January 1992 to 1994. Director, Strip Center Real Estate of the registrant from 1987 to 1992.

Andrew M. Rosen, Chief Financial Officer and Treasurer of the registrant since October 1999. Senior Vice President and Treasurer of the registrant from March 1999 to October 1999. Vice President and Treasurer of the registrant from January 1992 to March 1999. Treasurer of the registrant from 1983 to 1992.

Richard C. Schumacher, Vice President and Controller of the registrant since June 1994. Vice President and Chief Financial Officer of Wohl Shoe Company from November 1992 to June 1994. Assistant Controller of the registrant from 1985 to 1992.


<PAGE 13>

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)
------------------------------------

David H. Schwartz, President, Brown Sourcing since February 1996.
President, Men's, Athletic and Children's Divisions from March
1995 to February 1996.  President, Marathon Division, Pagoda from
March 1981 to March 1995.

Robert E. Stadler, Jr., Vice President, Administration, Brown Shoe Company and Senior Vice President, Finance and Administration, Brown Branded since October 1999. Vice President, Finance and Operations, Brown Branded division of Brown Shoe Company from March 1999 to October 1999. Series of positions with the registrant and its divisions since 1972, most recently prior to March 1999 as Vice President, Finance, Brown Branded division of Brown Shoe Company.

Gregory J. Van Gasse, President, Brown Branded since September
1998.  Senior Vice President - Marketing and Sales for Florsheim
Group, Inc. from 1990 to September 1998.

George J. Zelinsky, Senior Vice President and General Merchandise
Manager, Famous Footwear since June 1989.  Vice President,
Women's Better Grade Division, Wohl Shoe Company from 1986 to
1989.



<PAGE 14>

                            PART II
                            -------


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS
--------------------------------------------------------------

   Common Stock market prices and dividends on page 80 of the Annual Report to Shareholders and the number of shareholders of record on page 82 of the Annual Report to Shareholders for the year ended January 29, 2000, are incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

   Selected Financial Data on page 58 of the Annual Report to
Shareholders for the year ended January 29, 2000, is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
         FINANCIAL CONDITION
---------------------------------------------------------------

   Management's Discussion and Analysis of Operations and
Financial Condition on pages 54 through 57 of the Annual Report to Shareholders for the year ended January 29, 2000, is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

   Information appearing under the caption "Financial
Instruments" on pages 56 through 57 of the Annual Report for Shareholders to the year ended January 29, 2000, is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

   The consolidated financial statements of the Company and its subsidiaries on pages 59 through 79, and the supplementary financial information on page 80 of the Annual Report to Shareholders for the year ended January 29, 2000, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

   None.




<PAGE 15>

                            PART III
                            --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

   Information regarding Directors of the Company on pages 4 through 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2000, is incorporated herein by reference. Information regarding Executive Officers of the Company is included in Part I of this Form 10-K following Item 4.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

   Information regarding Executive Compensation on pages 9 through 21 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2000, is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
---------------------------------------------------------

   Security Holdings of Directors and Management on page 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2000, is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   None.



<PAGE 16>

                             PART IV
                             -------


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K
------------------------------------------------------

(a) (1) and (2)  The response to this portion of Item 14 is
                 submitted as a separate section of this
                 report.

(a) (3)          Exhibits

Exhibit No.:
------------
    3. (a) Certificate of Incorporation of the Company as amended through February 16, 1984, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended November 1, 1986.

       (a) (i) Amendment of Certificate of Incorporation of the Company filed February 20, 1987, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1988.

       (a) (ii) Amendment of Certificate of Incorporation of the Company filed May 27, 1999, incorporated herein by reference to Exhibit 3 to the Company's report on Form 10-Q for the quarter ended May 1, 1999.

       (b) Bylaws of the Company as amended through March 2, 2000, filed herewith.

    4. (a) Rights Agreement dated as of March 7, 1996 between the Company and First Chicago Trust Company of New York, which includes as Exhibit A the form of Rights Certificate evidencing the Company's Common Stock Purchase Rights, incorporated herein by reference to the Company's Form 8-K dated March 8, 1996.

       (a) (i) Amendment to Rights Agreement between Brown Shoe Company, Inc. and First Chicago Trust Company of New York, dated as of July 8, 1997, effective August 11, 1997, incorporated herein by reference to the Company's Form 8-K dated August 8, 1997.

       (b) Credit Agreement dated as of January 9, 1997, between the Company and the Lenders named therein, The Boatmen's National Bank of St. Louis, as Agent, and First Chicago Capital Markets, Inc., as Syndication Agent, incorporated herein by reference to the Company's Form 8-K dated January 9, 1997.


<PAGE 17>

       (b) (i) Amendment No. 1, dated October 8, 1997, to the Credit Agreement between the Company and the Lenders named therein, NationsBank, N.A., as Agent, and First Chicago Capital Markets, Inc., as Syndication Agent, incorporated herein by reference to the Company's Form 10-Q dated November 1, 1997.

       (b) (ii) Amendment No. 2, dated January 7, 1999, to the Credit Agreement between the Company and the Lenders named therein NationsBank, N.A., as Agent, and First Chicago Capital Markets, Inc., as Syndication Agent, incorporated herein by reference to the Company's Form 10-K dated January 30, 1999.

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

       (d) (ii) Amendment No. 3, dated January 7, 1999, to the Senior Note Agreement between the Company and Prudential Insurance Company of America, as amended, incorporated herein by reference to the Company's Form 10-K dated January 30, 1999.


<PAGE 18>

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

   10. (a)*      Fourth Amendment to the Brown Group, Inc.
                 Executive Retirement Plan, amended and restated as of January 1, 1998, filed herewith.

       (a) (i)*  Fifth Amendment to the Brown Group, Inc.
                 Executive Retirement Plan, dated January 7,
                 2000, filed herewith.

       (b)*      Stock Option and Restricted Stock Plan of
                 1987, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 26, 1988.

       (c)* Stock Option and Restricted Stock Plan of 1994, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 17, 1996.

       (d)* Stock Option and Restricted Stock Plan of 1998, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 24, 1998.

       (e)*      Incentive and Stock Compensation Plan of
                 1999, incorporated herein by reference to
                 Exhibit 2 to the Company's definitive proxy statement dated April 26, 1999.

       (e) (i)*  Amendment to Incentive and Stock Compensation
                 Plan of 1999, dated May 27, 1999, filed
                 herewith.

       (e) (ii)* First Amendment to the Incentive and Stock
                 Compensation Plan of 1999, dated January 7,
                 2000, filed herewith.

       (f)* Employment Agreement, dated May 14, 1998 between the Company and Ronald A. Fromm, incorporated herein by reference to the Company's Form 10-Q dated May 2, 1998.

       (f) (i)* First Amendment to the Employment Agreement, dated July 27, 1998 between the Company and Ronald A. Fromm, filed herewith.


<PAGE 19>

       (g)* Severance Agreement, dated July 27, 1998 between the Company and Brian C. Cook, incorporated herein by reference to the Company's Form 10-Q dated August 1, 1998.

       (h)* Severance Agreement, dated July 27, 1998 between the Company and Ronald A. Fromm, incorporated herein by reference to the Company's Form 10-Q dated August 1, 1998.

       (i)* Severance Agreement, dated July 27, 1998 between the Company and Gary M. Rich, incorporated herein by reference to the Company's Form 10-Q dated August 1, 1998.

       (j)* Severance Agreement, dated July 27, 1998 between the Company and David H. Schwartz, incorporated herein by reference to the Company's Form 10-Q dated August 1, 1998.

       (k)* Severance Agreement, dated December 1, 1999, between the Company and Charles C. Gillman, filed herewith.


       (l)*      Early Retirement Agreement, dated October 26,
                 1999 between the Company and Harry E. Rich, filed herewith.

       (m)*      Brown Shoe Company, Inc. Deferred Compensation
                 Plan for Non-Employee Directors, filed herewith.

   13. Annual Report to Shareholders of Brown Shoe Company, Inc. for the fiscal year ended
                 January 29, 2000. Such report, except for portions specifically incorporated by reference herein, is furnished for the information of the SEC and is not "filed" as part of this report.

   21.           Subsidiaries of the registrant.

   23.           Consent of Independent Auditors.

   24.           Power of attorney (contained on signature page).

   27.           Financial Data Schedule for fiscal 1999.


(b)              Reports on Form 8-K:


                 No reports on Form 8-K were filed during the quarter ended January 29, 2000.


<PAGE 20>

(c)              Exhibits:

                 Exhibits begin on page 27 of this Form 10-K.

                 On request copies of any exhibit will be furnished to shareholders upon payment of the Company's reasonable expenses incurred in furnishing such exhibits.



*Denotes management contract or compensatory plan arrangements.





<PAGE 21>

                           SIGNATURES
                           ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: April 19, 2000                BROWN SHOE COMPANY, INC.
--------------------            ---------------------------------
                                         (Registrant)


                                By  /s/ Andrew M. Rosen
                                ---------------------------------
                                       Andrew M. Rosen
                                 On behalf of the Company as
                                 Principal Financial Officer


   Know all men by these presents, that each person whose signature appears below constitutes and appoints Andrew M. Rosen his true and lawful attorney in fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney in fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 19, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


       Signatures                              Title
       ----------                              -----



  /s/ Ronald A. Fromm            Chairman of the Board of Directors
----------------------------       President and Chief Executive
      Ronald A. Fromm           Officer and on behalf of the Company
                                   as Principal Executive Officer



  /s/ Andrew M. Rosen                 Chief Financial Officer
----------------------------
    Andrew M. Rosen




  /s/ Richard C. Schumacher       Vice President and Controller and
----------------------------         on behalf of the Company as
      Richard C. Schumacher         Principal Accounting Officer


<PAGE 22>

       Signature                               Title
       ---------                               -----



------------------------------                Director
    Joseph L. Bower




   /s/ Julie C. Esrey                         Director
------------------------------
     Julie C. Esrey




   /s/ Richard A. Liddy                       Director
------------------------------
    Richard A. Liddy




   /s/ John Peters MacCarthy                  Director
------------------------------
 John Peters MacCarthy




   /s/ Patricia G. McGinnis                   Director
------------------------------
  Patricia G. McGinnis




------------------------------                Director
  W. Patrick McGinnis



------------------------------                Director
    Jerry E. Ritter




<PAGE 23>










                   ANNUAL REPORT ON FORM 10-K

                    ITEM 14 (a)  (1) and (2)


               LIST OF FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULE


                  YEAR ENDED JANUARY 29, 2000


                    BROWN SHOE COMPANY, INC.

                      ST. LOUIS, MISSOURI





<PAGE 24>

FORM 10-K  -  ITEM 14 (a) (1) and (2)
BROWN SHOE COMPANY, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




   The  following consolidated financial statements of Brown Shoe
Company, Inc. and subsidiaries included in the annual report of the registrant to shareholders for the year ended January 29, 2000, are incorporated by reference in Item 8:

     Consolidated Balance Sheets - January 29, 2000, and  January
     30, 1999.

     Consolidated  Earnings  -  Years  ended  January  29,  2000,
     January 30, 1999, and January 31, 1998.

     Consolidated  Cash  Flows - Years ended  January  29,  2000,
     January 30, 1999, and January 31, 1998.

     Consolidated Shareholders' Equity - Years ended January  29,
     2000,   January 30, 1999, and January 31, 1998.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

   The following consolidated financial statement schedule of Brown Shoe Company, Inc. and subsidiaries is included in Item
14(a):

     Schedule II - Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.





<PAGE 25>

                                SCHEDULE II
                                -----------

                     VALUATION AND QUALIFYING ACCOUNTS
                          BROWN SHOE COMPANY, INC.

-------------------------------------------------------------------------------------
     COL. A.                 COL. B          COL. C         COL. D       COL. E
-------------------------------------------------------------------------------------

                                             ADDITIONS
                                         (1)         (2)
                                       -----------------------
                            Balance                Charged to
                              at       Charged to   Other                  Balance
                           Beginning   Costs and   Accounts-   Deductions- at End
                           of Period    Expenses   Describe    Describe    of Period
-------------------------------------------------------------------------------------
(Thousands)
YEAR ENDED JANUARY 29, 2000
---------------------------

Deducted from assets:

   For doubtful accounts
      and discounts        $ 9,820      $2,234         -       $3,966-A    $ 8,088


YEAR ENDED JANUARY 30, 1999
---------------------------

Deducted from assets:

   For doubtful accounts
      and discounts        $ 9,925      $2,772         -       $2,877-A    $ 9,820


YEAR ENDED JANUARY 31, 1998
---------------------------

Deducted from assets:

   For doubtful accounts
      and discounts        $10,203      $5,145         -       $5,423-A    $ 9,925





A.  Accounts written off, net of recoveries
    and discounts taken.



<PAGE 26>

                   BROWN SHOE COMPANY, INC.
          ANNUAL REPORT TO SHAREHOLDERS ON FORM 10-K
                      INDEX TO EXHIBITS



                Exhibit
                -------

 3. (b)        Bylaws as amended through March 2, 2000.

10. (a)        Fourth Amendment to the Brown Group, Inc.
                  Executive Retirement Plan, amended and
                  restated as of January 1, 1998.

10. (a) (i)    Fifth Amendment to the Brown Group, Inc.
                  Executive Retirement Plan, dated
                  January 7, 2000.

10. (e) (i)    Amendment to Incentive and Stock
                  Compensation Plan of 1999, dated
                  May 27, 1999.

10. (e) (ii)   First Amendment to the Incentive and Stock
                  Compensation Plan of 1999, dated
                  January 7, 2000.

10. (f) (i)    First Amendment to the Employment Agreement,
                  dated July 27, 1998 between the
                  Company and Ronald A. Fromm.

10. (k)        Severance Agreement, dated December 1,
                  1999, between the Company and Charles
                  C. Gillman.

10. (l)        Early Retirement Agreement, dated
                  October 26, 1999 between the Company
                  and Harry E. Rich.

10. (m)        Brown Shoe Company, Inc. Deferred
                  Compensation Plan for Non-Employee
                  Directors.

13.            1999 Annual Report to Shareholders of
                  Brown Shoe Company, Inc.

21.            Subsidiaries of the registrant

23.            Consent of Independent Auditors

24.            Power of Attorney (see signature page)

27.            Financial Data Schedule - fiscal 1999