Form 10-Q
period 2000-04-29
BROWN SHOE CO INC/
filed 2000-06-09
CIK 14707

<PAGE 1>
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                               FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended   April 29, 2000

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

   As of May 27, 2000, 18,216,190 shares of the registrant's common stock were outstanding.




<PAGE 2>

                        BROWN SHOE COMPANY, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)


                                          (Unaudited)
                                      --------------------
                                        April 29,   May 1,    January 29,
                                          2000       1999        2000
                                       ----------   ------    -----------
ASSETS

Current Assets
  Cash and Cash Equivalents            $  32,509   $  26,926  $  34,158
  Receivables, net                        56,360      76,852     68,236
  Inventories                            424,101     389,181    365,989
  Other Current Assets                    20,164      21,936     19,391
                                       ---------   ---------  ---------
    Total Current Assets                 533,134     514,895    487,774

Other Assets                              77,918      77,229     77,964

Property and Equipment                   234,304     224,810    231,072
  Less allowances for depreciation
    and amortization                    (150,311)   (140,048)  (146,472)
                                       ---------   ---------  ---------
                                          83,993      84,762     84,600
                                       ---------   ---------  ---------
                                       $ 695,045   $ 676,886  $ 650,338
                                       =========   =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes Payable                        $  16,743   $  28,000  $       -
  Accounts Payable                       149,945     131,805    113,820
  Accrued Expenses                        78,806      82,501     89,547
  Income Taxes                             3,321       8,387      4,402
  Current Maturities of Long-Term Debt    10,000      10,000     10,000
                                       ---------   ---------  ---------
      Total Current Liabilities          258,815     260,693    217,769

Long-Term Debt and Capitalized
  Lease Obligations                      162,035     172,031    162,034
Other Liabilities                         20,149      20,354     20,590

Shareholders' Equity
  Common Stock                            68,498      68,266     68,486
  Additional Capital                      49,072      48,636     49,153
  Unamortized Value of Restricted Stock   (3,340)     (4,253)    (3,566)
  Accumulated Other Comprehensive Loss    (6,811)     (7,036)    (6,034)
  Retained Earnings                      146,627     118,195    141,906
                                       ---------   ---------  ---------
                                         254,046     223,808    249,945
                                       ---------   ---------  ---------
                                       $ 695,045   $ 676,886  $ 650,338
                                       =========   =========  =========

See Notes to Condensed Consolidated Financial Statements.


<PAGE 3>
                        BROWN SHOE COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

(Thousands, except per share)

                                                    Thirteen Weeks Ended
                                                    --------------------
                                                    April 29,    May 1,
                                                      2000        1999
                                                    ---------   --------
Net Sales                                           $394,269    $396,826
Cost of Goods Sold                                   232,783     239,019
                                                    --------    --------
Gross Profit                                         161,486     157,807

Selling and Administrative Expenses                  147,943     141,649
Interest Expense                                       4,265       4,683
Other (Income) Expense, Net                             (662)      1,295
                                                    --------    --------

Earnings Before Income Taxes                           9,940      10,180

Income Tax Provision                                   3,392       3,864
                                                    --------    --------

NET EARNINGS                                        $  6,548    $  6,316
                                                    ========    ========

BASIC EARNINGS PER COMMON SHARE                     $    .37    $    .36
                                                    ========    ========

DILUTED EARNINGS PER COMMON SHARE                   $    .36    $    .35
                                                    ========    ========

DIVIDENDS PER COMMON SHARE                          $    .10    $    .10
                                                    ========    ========












See Notes to Condensed Consolidated Financial Statements.


<PAGE 4>
                        BROWN SHOE COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


(Thousands)

                                                   Thirteen Weeks Ended
                                                   --------------------
                                                   April 29,    May 1,
                                                     2000        1999
                                                   ---------   -------
Net Cash Used by Operating Activities              $ (11,384)  $ (21,708)

Investing Activities:
  Capital expenditures                                (5,320)     (8,078)
  Other                                                  129           -
                                                   ---------   ---------

Net Cash Used by Investing Activities                 (5,191)     (8,078)

Financing Activities:
  Increase in short-term notes payable                16,743      28,000
  Principal payments of long-term debt                     -     (15,000)
  Proceeds from issuance of common stock                  10           -
  Dividends paid                                      (1,827)     (1,820)
                                                   ---------   ---------

Net Cash Provided by Financing Activities             14,926      11,180
                                                   ---------   ---------

Decrease in Cash and Cash Equivalents                 (1,649)    (18,606)

Cash and Cash Equivalents at Beginning of Period      34,158      45,532
                                                   ---------   ---------

Cash and Cash Equivalents at End of Period         $  32,509   $  26,926
                                                   =========   =========











See Notes to Condensed Consolidated Financial Statements.


<PAGE 5>
BROWN SHOE COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation
------------------------------

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals and the effect on LIFO inventory valuation of estimated annual inflationary cost increases and year-end inventory levels) to present fairly the results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flow in conformity with generally accepted accounting principles.

The Company's business is subject to seasonal influences, and interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report and Form 10-K for the period ended January 29, 2000.


Note B - Earnings Per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share for the periods ended April 29, 2000 and May 1, 1999 (000's, except per share data):

                                                    Thirteen Weeks Ended
                                                    --------------------
                                                    April 29,    May 1,
                                                      2000        1999
                                                    ---------   -------
Numerator:
    Net  earnings - Basic and Diluted               $  6,548    $  6,316
                                                    ========    ========

Denominator:
     Weighted  average  shares  outstanding-Basic     17,919      17,765
     Effect  of  potentially  dilutive  securities       141         211
                                                    --------    --------
     Weighted  average  shares  outstanding-Diluted   18,060      17,976
                                                    ========    ========


Basic earnings per common share                     $    .37    $    .36
                                                    ========    ========

Diluted earnings per common share                   $   .36     $    .35
                                                    =======     ========

Note C - Comprehensive Income
-----------------------------

Comprehensive Income includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended April 29, 2000 and May 1, 1999 (000's):

                                           Thirteen Weeks Ended
                                           --------------------
                                           April 29,    May 1,
                                             2000        1999
                                           ---------    -------
Net Earnings                                 $6,548     $6,316
Foreign Currency Translation Adjustment        (777)     1,806
                                             ------     ------
Comprehensive Income                         $5,771     $8,122
                                             ======     ======

<PAGE 6>

Note D - Business Segment Information
-------------------------------------

Applicable business segment information is as follows for the periods ended April 29, 2000 and May 1, 1999 (000's):

                        Famous    Wholesale   Naturalizer     Pagoda
                        Footwear  Operations     Retail    International   Other     Totals
                        --------  ----------  -----------  -------------  -------   --------
Thirteen Weeks Ended April 29, 2000

External sales          $236,952  $110,335    $46,982         $   -       $     -   $394,269
Intersegment sales             -    52,819          -             -             -     52,819
Operating profit (loss)   11,018     8,060     (1,724)            -        (3,226)    14,128


Thirteen Weeks Ended May 1, 1999

External sales          $223,613  $126,306    $44,130         $ 234       $2,543    $396,826
Intersegment sales             -    49,141          -             -            -      49,141
Operating profit (loss)   11,373     9,885     (1,188)         (470)      (3,291)     16,309


Reconciliation of operating profit to consolidated earnings before income taxes (000's):

                                             Thirteen Weeks Ended
                                          ---------------------------
                                          April 29, 2000  May 1, 1999
                                          --------------  -----------
Total operating profit                       $14,128        $16,309
Interest expense                               4,265          4,683
Non-operating other (income) expense             (77)         1,446
                                             -------        -------
 Earnings before income taxes                $ 9,940        $10,180
                                             =======        =======

Operating   profit   represents  gross   profit   less   general   and
administrative expenses and other operating income or expense. The "Other" segment includes Corporate general and administrative expenses, which are not allocated to the operating units. Results from the Scholze Tannery business are also included in the "Other" segment in fiscal 1999. At the end of fiscal 1999, the Company sold the Scholze Tannery business at approximately book value.


Note E - Stock Repurchase Program
---------------------------------

On May 4, 2000, the Company announced the approval by the Board of Directors of a stock repurchase program which allows the Company to repurchase up to 2 million shares of the Company's outstanding common stock.


Note F - Condensed Consolidated Financial Information
-----------------------------------------------------

Certain of the Company=s debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of April 29, 2000 and May 1, 1999, and the related condensed consolidating statements of earnings and cash flows for the quarters ended April 29, 2000 and May 1, 1999, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.

<PAGE 7>
                 CONDENSED CONSOLIDATING BALANCE SHEET
                          AS OF APRIL 29, 2000

(Thousands)

                                           Guarantor    Non-Guarantor                 Consolidated
                                Parent    Subsidiaries  Subsidiaries   Eliminations      Totals
                               --------   ------------  -------------  ------------   ------------
Assets
Current Assets
 Cash and cash equivalents     $  1,246    $  5,461      $  25,802      $       -       $ 32,509
 Receivables, net                29,188      10,919         16,253              -         56,360
 Inventory                       42,510     372,728         19,815        (10,952)       424,101
 Other current assets            (5,270)     18,585          2,406          4,443         20,164
                               --------    --------      ---------      ---------       --------
  Total Current Assets           67,674     407,693         64,276         (6,509)       533,134
Other Assets                     51,469      20,122          6,331             (4)        77,918
Property and Equipment, net      14,374      63,336          6,283              -         83,993
Investment in Subsidiaries      253,636      34,723              -       (288,359)             -
                               --------    --------      ---------      ---------       --------
  Total Assets                 $387,153    $525,874      $  76,890      $(294,872)      $695,045
                               ========    ========      =========      =========       ========

Liabilities & Shareholders' Equity
Current Liabilities
 Notes payable                 $ 14,000    $      -      $   2,743      $       -       $ 16,743
 Accounts payable                 4,596     133,887         11,462              -        149,945
 Accrued expenses                18,885      49,555          9,444            922         78,806
 Income taxes                      (937)      2,289          1,596            373          3,321
 Current maturities of
  long-term debt                 10,000           -              -              -         10,000
                               --------    --------      ---------      ---------       --------
     Total Current Liabilities   46,544     185,731         25,245          1,295        258,815
Long-Term Debt and Capitalized
  Lease Obligations             162,035           -              -              -        162,035
Other Liabilities                20,836      (1,335)           648              -         20,149
Intercompany Payable
   (Receivable)                 (96,308)     86,645         16,274         (6,611)            -
Shareholders' Equity            254,046     254,833         34,723       (289,556)       254,046
                               --------    --------      ---------      ---------       --------
     Total Liabilities and
        Shareholders' Equity   $387,153    $525,874      $  76,890      $(294,872)      $695,045
                               ========    ========      =========      =========       ========

<PAGE 8>


              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                   THIRTEEN WEEKS ENDED APRIL 29, 2000

(Thousands)

                                           Guarantor    Non-Guarantor                 Consolidated
                                Parent    Subsidiaries  Subsidiaries   Eliminations      Totals
                               --------   ------------  -------------  ------------   ------------

Net Sales                      $ 68,318    $334,782       $ 70,221      $(79,052)      $394,269
Cost of goods sold               50,315     205,939         55,581       (79,052)       232,783
                               --------    --------       --------      --------       --------
 Gross profit                    18,003     128,843         14,640             -        161,486

Selling and
   administrative expenses       17,890     121,749          8,646          (342)       147,943
Interest expense                  4,210           -             55             -          4,265
Intercompany interest
    (income) expense             (3,114)      3,129            (15)            -              -
Other (income) expense             (796)        (33)          (175)          342           (662)
Equity in (earnings)
   of subsidiaries               (7,198)     (4,973)             -        12,171              -
                               --------    --------       --------      --------       --------
 Earnings (Loss) Before
  Income Taxes                    7,011       8,971          6,129       (12,171)         9,940
Income tax provision                463       1,773          1,156             -          3,392
                               --------    --------       --------      --------       --------
 Net Earnings (Loss)           $  6,548    $  7,198       $  4,973      $(12,171)      $  6,548
                               ========    ========       ========      ========       ========

             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   THIRTEEN WEEKS ENDED APRIL 29, 2000


(Thousands)

                                           Guarantor    Non-Guarantor                 Consolidated
                                Parent    Subsidiaries  Subsidiaries   Eliminations      Totals
                               --------   ------------  -------------  ------------   ------------

Net Cash Provided (Used) by
 Operating Activities          $    (13)   $ (3,823)      $ (7,356)     $   (192)      $(11,384)

Investing Activities:
 Capital expenditures              (120)     (4,858)          (342)            -         (5,320)
 Other                              129           -              -             -            129
                               --------    --------       --------      --------       --------
Net Cash Provided (Used) by
   Investing Activities               9      (4,858)          (342)            -         (5,191)
Financing Activities:
 Increase in short-term
    notes payable                14,000           -          2,743             -         16,743
 Proceeds from issuance of
 common stock                        10           -              -             -             10
 Dividends paid                  (1,827)          -              -             -         (1,827)
 Intercompany financing         (19,784)     13,257          6,335           192              -
                               --------    --------       --------      --------       --------
Net Cash Provided (Used) by
 Financing Activities            (7,601)     13,257          9,078           192         14,926

Increase (Decrease) in Cash and
 Cash Equivalents                (7,605)      4,576          1,380             -         (1,649)
Cash and Cash Equivalents at
 Beginning of Period              8,851         885         24,422             -         34,158
                               --------    --------       --------      --------       --------
Cash and Cash Equivalents at
 End of Period                 $  1,246    $  5,461       $ 25,802      $      -       $ 32,509
                               ========    ========       ========      ========       ========


<PAGE 9>
                 CONDENSED CONSOLIDATING BALANCE SHEET
                           AS OF MAY 1, 1999

(Thousands)

                                           Guarantor    Non-Guarantor                 Consolidated
                                Parent    Subsidiaries  Subsidiaries   Eliminations      Totals
                               --------   ------------  -------------  ------------   ------------

Assets
Current Assets
 Cash and cash equivalents     $    (285)   $   9,692    $  17,519      $       -      $ 26,926
 Receivables, net                 29,485       15,828       31,539              -        76,852
 Inventory                        42,747      337,451       21,585        (12,602)      389,181
 Other current assets             (4,192)      17,916        3,802          4,410        21,936
                               ---------    ---------    ---------      ---------      --------
  Total Current Assets            67,755      380,887       74,445         (8,192)      514,895
Other Assets                      45,983       19,259       12,101           (114)       77,229
Property and Equipment, net       15,177       62,402        7,183              -        84,762
Investment in Subsidiaries       239,295       42,174            -       (281,469)            -
                               ---------    ---------    ---------      ---------      --------
  Total Assets                 $ 368,210    $ 504,722    $  93,729      $(289,775)     $676,886
                               =========    =========    =========      =========      ========

Liabilities & Shareholders' Equity
Current Liabilities
 Notes payable                 $  28,000    $       -    $       -      $       -      $ 28,000
 Accounts payable                  5,673      105,109       21,023              -       131,805
 Accrued expenses                 21,414       46,456       12,045          2,586        82,501
 Income taxes                       (691)       7,377        1,285            416         8,387
 Current maturities of
  long-term debt                  10,000            -            -              -        10,000
                               ---------    ---------    ---------      ---------      --------
     Total Current Liabilities    64,396      158,942       34,353          3,002       260,693
Long-Term Debt and Capitalized
  Lease Obligations              172,031            -           41            (41)      172,031
Other Liabilities                 21,002         (811)         232            (69)       20,354
Intercompany Payable
   (Receivable)                 (113,027)     102,182       16,929         (6,084)            -
Shareholders' Equity             223,808      244,409       42,174       (286,583)      223,808
                               ---------    ---------    ---------      ---------      --------
     Total Liabilities and
        Shareholders' Equity   $ 368,210    $ 504,722    $  93,729      $(289,775)     $676,886
                               =========    =========    =========      =========      ========


<PAGE 10>
              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                    THIRTEEN WEEKS ENDED MAY 1, 1999

(Thousands)

                                           Guarantor    Non-Guarantor                 Consolidated
                                Parent    Subsidiaries  Subsidiaries   Eliminations      Totals
                               --------   ------------  -------------  ------------   ------------


Net Sales                      $68,357    $310,842       $ 84,195       $(66,568)      $396,826
Cost of goods sold              49,207     188,490         67,890        (66,568)       239,019
                               -------    --------       --------       --------       --------
 Gross profit                   19,150     122,352         16,305              -        157,807

Selling and
   administrative expenses      18,502     113,595         10,034           (482)       141,649
Interest expense                 4,669           -             14              -          4,683
Intercompany interest
    (income) expense            (3,358)      3,358              -              -              -
Other (income) expense             868         159           (214)           482          1,295
Equity in (earnings)
   of subsidiaries              (7,592)     (4,841)             -         12,433              -
                               -------    --------       --------       --------       --------
 Earnings (Loss) Before
  Income Taxes                   6,061      10,081          6,471        (12,433)        10,180
Income tax provision (benefit)    (255)      2,489          1,630              -          3,864
                               -------    --------       --------       --------       --------
 Net Earnings (Loss)           $ 6,316    $  7,592       $  4,841       $(12,433)      $  6,316
                               =======    ========       ========       ========       ========



             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    THIRTEEN WEEKS ENDED MAY 1, 1999

(Thousands)

                                           Guarantor    Non-Guarantor                 Consolidated
                                Parent    Subsidiaries  Subsidiaries   Eliminations      Totals
                               --------   ------------  -------------  ------------   ------------

Net Cash Provided (Used) by
 Operating Activities          $ 12,925    $ (31,907)    $(9,387)        $ 6,661       $(21,708)

Investing Activities:
 Capital expenditures              (131)      (7,292)       (655)              -         (8,078)
                                -------    ---------     -------         --------      --------
Net Cash (Used) by
   Investing Activities            (131)      (7,292)       (655)              -         (8,078)
Financing Activities:
 Increase in short-term
    notes payable                28,000            -           -               -         28,000
 Principal payments of
 long-term debt                 (15,000)           -           -               -        (15,000)
 Dividends paid                  (1,820)           -           -               -         (1,820)
 Intercompany financing         (36,445)      44,153      (1,047)         (6,661)             -
                                -------    ---------     -------         --------      --------
Net Cash Provided (Used) by
 Financing Activities           (25,265)      44,153      (1,047)         (6,661)        11,180

Increase (Decrease) in Cash and
 Cash Equivalents               (12,471)       4,954     (11,089)              -        (18,606)
Cash and Cash Equivalents at
 Beginning of Period             12,186        4,738      28,608               -         45,532
                                -------    ---------     -------         --------      --------
Cash and Cash Equivalents at
 End of Period                 $   (285)   $   9,692     $17,519         $     -       $ 26,926
                               ========    =========     =======         =======       ========


<PAGE 11>

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

Results of Operations
---------------------

Quarter ended April 29, 2000 compared to the Quarter ended  May 1, 1999
-----------------------------------------------------------------------

Consolidated net sales for the fiscal quarter ended April 29, 2000 were $394.3 million compared to $396.8 million in the quarter ended May 1, 1999. Net earnings of $6.5 million for the first quarter of 2000 compares to net earnings of $6.3 million in the first quarter of 1999.

Famous Footwear achieved a sales increase of 6.0% during the first quarter of 2000 to $237.0 million. The increase was driven by 36 more stores, reflecting a total of 870 stores in operation, slightly offset by a 1.0% same-store sales decline. Operating earnings for the first quarter of 2000 decreased 3.1% to $11.0 million from $11.4 million last year, due to the combination of lower same-store sales and competitive pressure on margins.

The Company's wholesale operations - the Brown Branded, Brown Pagoda and Brown Canada divisions - had net sales of $110.3 million during the first quarter of 2000 compared to $126.3 million last year. This sales decrease was primarily due to significant sales of Star Wars movie-related children's shoes in the first quarter last year. Operating earnings of $8.1 million decreased from $9.9 million in the first quarter of 1999 primarily as a result of the lower sales.

In the Company's Naturalizer Retail operations, which includes both the United States and Canadian stores, net sales increased 6.5% to $47.0 million in the first quarter of 2000. Same-store sales in the first quarter of 2000 increased 3.1% in the United States while decreasing 4.2% in Canada. Domestically, the Company had 11 more stores in operation in 2000; Canada had 5 more stores in operation. At the end of the first quarter of 2000, 480 stores were in operation including 339 stores in the United States and 141 stores in Canada. Total Naturalizer retail operations incurred an operating loss of $1.7 million in the first quarter of fiscal 2000 compared to a $1.2 million loss in 1999. The higher operating loss resulted from increased marketing costs to support the new Naturalizer brand image, and the same-store sales decline at the Canadian stores.

Consolidated gross profit as a percent of sales increased to 41.0% from 39.8% during the same period last year. This increase was primarily due to higher margins at the Company's wholesale operations and a higher mix of retail sales, which historically earn higher margins than wholesale sales.

Selling and administrative expenses as a percent of sales increased to 37.5% from 35.7% during the same period last year. This increase was due to the lower level of sales within the wholesale operations, higher expenses within the retail operations, and a higher mix of retail sales, which carry a higher expense rate.

Other income in the first quarter of 2000 primarily represents interest and royalty income. In 1999, other expense included additional provisions for environmental remediation costs associated with an owned facility in Colorado as well as other legal matters.

<PAGE 12>

The consolidated tax rate was 34.1% of consolidated pre-tax income for the first quarter of 2000 compared to 38.0% for last year. The fiscal 1999 effective rate was higher due to losses at the now discontinued Pagoda International marketing division on which no tax benefit was recorded.

Financial Condition
-------------------

A summary of key financial data and ratios at the dates indicated is as follows:

                                April  29,    May 1,    January 29,
                                  2000         1999        2000
                                ----------    ------    -----------
Working Capital (millions)        $274.3      $254.2       $270.0

Current Ratio                      2.1:1       2.0:1        2.2:1

Total Debt as a Percentage of
   Total Capitalization            42.6%       48.4%        40.8%


Cash flow from operating activities for the first quarter of fiscal 2000 was a net usage of $11.4 million versus a net usage of $21.7 million last year. In the first quarter of 2000, cash flow improved primarily as a result of lower accounts
receivable  and  higher  accounts  payable  offset  by   higher
inventories.

The increase in the ratio of total debt as a percentage of total capitalization at April 29, 2000, compared to the end of fiscal 1999, is due to the cash usage in the first quarter. In addition, the Company did not have any notes payable outstanding at the end of fiscal 1999. At April 29, 2000, $14.0 million was borrowed and $9.1 million of letters of credit were outstanding under the Company=s $155.0 million revolving bank Credit Agreement.

On May 4, 2000, the Company announced the approval by the Board of Directors of a stock repurchase program which allows the Company to repurchase up to 2 million shares of the Company's outstanding common stock.


Forward-Looking Statements
--------------------------

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Item 1 of the Company=s fiscal 1999 Annual Report on Form 10-K, detailed risk factors that could cause variations in results to occur are listed and further described. Such filing is incorporated herein by reference.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
-------------------------------------------------------------------

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.


<PAGE 13>
                  PART II - OTHER INFORMATION
                  ---------------------------

Item 1 - Legal Proceedings
--------------------------

  There have been no material developments during the quarter ended April 29, 2000, in the legal proceedings described in the Company's Annual Report on Form 10-K for the period ended
  January 29, 2000.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  At the Annual Meeting of Shareholders held on May 25, 2000, one proposal described in the Notice of Annual Meeting of Shareholders dated April 19, 2000, was voted upon.

  1.    The shareholders elected three directors, Mr. Joseph L.
        Bower, Mr. W. Patrick McGinnis and Mr. Jerry E. Ritter for terms of three years each. The voting for each director was as follows:

        Directors                              For     Withheld
        ---------                          ----------  --------
        Mr. Jospeh L. Bower                15,947,852   225,326
        Mr. W. Patrick McGinnis            15,952,976   220,202
        Mr. Jerry E. Ritter                15,887,009   286,169


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Listing of Exhibits

       (3) (a)     Certificate   of  Incorporation
                   of   the   Company  as  amended
                   through   February  16,   1984,
                   incorporated     herein      by
                   reference to Exhibit 3  to  the
                   Company's  Report on Form  10-K
                   for   the  fiscal  year   ended
                   November 1, 1986.


           (a)(i)  Amendment  of   Certificate  of
                   Incorporation  of  the  Company
                   filed    February   20,   1987,
                   incorporated     herein      by
                   reference to Exhibit 3  to  the
                   Company's  Report on Form  10-K
                   for   the  fiscal  year   ended
                   January 30, 1988.

           (a)(ii) Amendment of  Certificate    of
                   Incorporation  of  the  Company
                   filed     May     27,     1999,
                   incorporated     herein      by
                   references to Exhibit 3 to  the
                   Company's  report on Form  10-Q
                   for  the quarter ended  May  1,
                   1999.

           (b)     Bylaws   of   the  Company   as
                   amended through March 2,  2000,
                   incorporated     herein      by
                   reference to Exhibit 3  to  the
                   Company=s  Report on Form  10-K
                   for   the  fiscal  year   ended
                   January 29, 2000.

       (27)        Financial Data Schedule (Page 15)

<PAGE 14>

  (b)  Reports on Form 8-K:

       The Company filed no reports on Form 8-K during the quarter ended April 29, 2000.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BROWN SHOE COMPANY, INC.


Date: June 9, 2000                     /s/ Andrew M. Rosen
                                      ---------------------------------------
                                               Andrew M. Rosen
                                      Chief  Financial  Officer and Treasurer
                                      On  Behalf of the  Corporation as
                                      the  Principal  Financial Officer