Form 10-Q
period 2000-07-29
BROWN SHOE CO INC/
filed 2000-09-11
CIK 14707

<Page 1>
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                                FORM 10-Q
(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended   July 29, 2000

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

   As of August 26, 2000, 18,031,540 shares of the registrant's common stock were outstanding.


<Page 2>

                        BROWN SHOE COMPANY, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)


                                            (Unaudited)
                                       -------------------
                                        July 29,  July 31,   January 29,
                                          2000     1999         2000
                                       ---------  --------   -----------

ASSETS

Current Assets
  Cash and Cash Equivalents            $  31,945  $  34,642  $  34,158
  Receivables, net                        60,832     72,975     68,236
  Inventories                            447,817    412,485    365,989
  Other Current Assets                    22,572     22,085     19,391
                                       ---------  ---------  ---------
    Total Current Assets                 563,166    542,187    487,774

Other Assets                              77,119     76,066     77,964

Property and Equipment                   240,945    228,750    231,072
  Less allowances for depreciation
    and amortization                    (153,155)  (144,168)  (146,472)
                                       ---------  ---------  ---------
                                          87,790     84,582     84,600
                                       ---------  ---------  ---------
                                       $ 728,075  $ 702,835  $ 650,338
                                       =========  =========  =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes Payable                        $  14,000  $   2,000  $       -
  Accounts Payable                       170,303    163,404    113,820
  Accrued Expenses                        85,750     92,472     89,547
  Income Taxes                             6,500     11,897      4,402
  Current Maturities of Long-Term Debt    10,000     10,000     10,000
                                       ---------  ---------  ---------
      Total Current Liabilities          286,553    279,773    217,769

Long-Term Debt and Capitalized
  Lease Obligations                      162,035    172,033    162,034
Other Liabilities                         19,657     19,175     20,590

Shareholders' Equity
  Common Stock                            67,882     68,436     68,486
  Additional Capital                      48,514     49,183     49,153
  Unamortized Value of Restricted Stock   (2,932)    (3,882)    (3,566)
  Accumulated Other Comprehensive Loss    (6,752)    (8,772)    (6,034)
  Retained Earnings                      153,118    126,889    141,906
                                       ---------  ---------  ---------
                                         259,830    231,854    249,945
                                       ---------  ---------  ---------
                                       $ 728,075  $ 702,835  $ 650,338
                                       =========  =========  =========

See Notes to Condensed Consolidated Financial Statements.


<Page 3>
                        BROWN SHOE COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

(Thousands, except per share)

                                    Thirteen Weeks Ended   Twenty-six Weeks Ended
                                    --------------------   ----------------------
                                    July 29,    July 31,   July 29,      July 31,
                                      2000        1999       2000          1999
                                    --------    --------   --------      --------

Net Sales                           $418,709    $410,100   $812,978      $806,926
Cost of Goods Sold                   251,056     249,025    483,839       488,044
                                    --------    --------   --------      --------
Gross Profit                         167,653     161,075    329,139       318,882

Selling and Administrative Expenses  150,392     141,533    298,335       283,182
Interest Expense                       4,314       4,392      8,579         9,075
Other Income                            (771)     (2,628)    (1,433)       (1,333)
                                    --------    --------   --------      --------
Earnings Before Income Taxes          13,718      17,778     23,658        27,958

Income Tax Provision                   4,520       7,261      7,912        11,125
                                    --------    --------   --------      --------

NET EARNINGS                        $  9,198    $ 10,517   $ 15,746      $ 16,833
                                    ========    ========   ========      ========


BASIC EARNINGS PER COMMON SHARE     $    .51    $    .59   $    .88      $    .95
                                    ========    ========   ========      ========


DILUTED EARNINGS PER COMMON SHARE   $    .51    $    .58   $    .87      $    .93

                                    ========    ========   ========      ========

DIVIDENDS PER COMMON SHARE          $    .10    $    .10   $    .20      $    .20
                                    ========    ========   ========      ========









See Notes to Condensed Consolidated Financial Statements.

<Page 4>

                        BROWN SHOE COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


(Thousands)

                                                   Twenty-six Weeks Ended
                                                   ----------------------
                                                    July 29,    July 31,
                                                      2000       1999
                                                   ---------    --------
Net Cash Provided by Operating Activities          $   3,158    $  10,278

Investing Activities:
  Proceeds from the sale of le coq sportif               805        9,281
  Capital expenditures                               (14,655)     (14,577)
                                                   ---------    ---------

Net Cash Used by Investing Activities                (13,850)      (5,296)

Financing Activities:
  Increase in short-term notes payable                14,000        2,000
  Principal payments of long-term debt                     -      (15,000)
  Payments for purchase of treasury stock             (1,883)           -
  Proceeds from issuance of common stock                  10          773
  Dividends paid                                      (3,648)      (3,645)
                                                   ---------    ---------

Net Cash Provided (Used) by Financing Activities       8,479      (15,872)
                                                   ---------    ---------

Decrease in Cash and Cash Equivalents                 (2,213)     (10,890)

Cash and Cash Equivalents at Beginning of Period      34,158       45,532
                                                   ---------    ---------

Cash and Cash Equivalents at End of Period         $  31,945    $  34,642
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


Note B - Earnings Per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share for the periods ended July 29, 2000 and July 31, 1999 (000's, except per share data):

                            Thirteen Weeks Ended   Twenty-six Weeks Ended
                            --------------------   ----------------------
                            July 29,    July 31,   July 29,      July 31,
                              2000        1999       2000          1999
                            --------    --------   --------      --------
Numerator:
   Net earnings -
      Basic and Diluted     $ 9,198     $10,517    $15,746       $16,833
                            =======     =======    =======       =======

Denominator:
   Weighted average shares
      outstanding-Basic      17,863      17,861     17,891        17,812
   Effect of potentially
      dilutive securities       194         387        167           300
                            -------     -------    -------       -------
   Weighted average shares
      outstanding-Diluted    18,057      18,248     18,058        18,112
                            =======     =======    =======       =======


Basic  earnings per
   common share             $   .51     $   .59    $   .88       $   .95
                            =======     =======    =======       =======


Diluted  earnings per
   common share             $   .51     $   .58    $    .87      $   .93
                            =======     =======    =======       =======



<Page 6>

Note C - Comprehensive Income
-----------------------------

Comprehensive Income includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended July 29, 2000 and July 31, 1999 (000's):

                           Thirteen Weeks Ended   Twenty-six Weeks Ended
                           --------------------   ----------------------
                            July 29,  July 31,     July 29,    July 31,
                              2000      1999         2000        1999
                            --------  --------     --------    --------

Net Earnings                $ 9,198   $10,517      $15,746     $16,833
Foreign Currency
   Translation Adjustment        59    (1,736)        (718)         70
                            -------   -------      -------     -------
Comprehensive Income        $ 9,257   $ 8,781      $15,028     $16,903
                            =======   =======      =======     =======

Note D - Business Segment Information
-------------------------------------

Applicable business segment information is as follows for the periods ended July 29, 2000 and July 31, 1999 (000's):


                   Famous    Wholesale    Naturalizer      Pagoda
                   Footwear  Operations     Retail      International   Other     Totals
                   --------  ----------   ------------  -------------   -----    ---------
Thirteen Weeks Ended July 29, 2000

External sales     $254,072   $109,583      $ 55,054      $   -          $     -  $418,709
Intersegment sales        -     43,243             -          -                -    43,243
Operating
   profit (loss)     13,482      5,507         1,711          -           (2,923)   17,777


Thirteen Weeks Ended July 31, 1999

External sales     $237,522   $120,348      $ 49,977      $  93          $ 2,160  $410,100
Intersegment sales        -     41,888             -          -                -    41,888
Operating
   profit (loss)     13,935      8,778           865       (206)          (3,301)   20,071


Twenty-six Weeks Ended July 29, 2000

External sales     $491,024   $219,917      $102,037      $   -          $     -  $812,978
Intersegment sales        -     96,063             -          -                -    96,063
Operating
   profit (loss)     24,500     13,566           (13)         -           (6,149)   31,904


Twenty-six Weeks Ended July 31, 1999

External sales     $461,135   $246,655      $ 94,106      $ 327          $ 4,703  $806,926
Intersegment sales        -     91,031             -          -                -    91,031
Operating
   profit (loss)     25,308     18,664          (323)      (676)          (6,593)   36,380




<Page 7>

Reconciliation of operating profit to earnings before income taxes
(000's):

                                  Thirteen Weeks Ended   Twenty-six Weeks Ended
                                  --------------------   ----------------------
                                   July 29,   July 31,    July 29,    July 31,
                                     2000       1999        2000        1999
                                  ---------   --------    --------    --------
Total operating profit            $ 17,777    $ 20,071    $ 31,904    $ 36,380
Interest expense                    (4,314)     (4,392)     (8,579)     (9,075)
Non-operating other income             255       2,099         333         653
                                  --------    --------    --------    --------
    Earnings before income taxes  $ 13,718    $ 17,778    $ 23,658    $ 27,958
                                  ========    ========    ========    ========



Operating   profit   represents  gross   profit   less   selling   and
administrative expenses and other operating income or expense. The "Other" segment includes Corporate selling and administrative expenses, which are not allocated to the operating units. Results from the Scholze Tannery business are also included in the "Other" segment in fiscal 1999. At the end of fiscal 1999, the Company sold the Scholze Tannery business at approximately book value.


Note E - Stock Repurchase Program
---------------------------------

On May 4, 2000, the Company announced the approval by the Board of Directors of a stock repurchase program which allows the Company to repurchase up to 2 million shares of the Company's outstanding common stock. In the second quarter of fiscal 2000, the Company purchased 153,700 shares at a cost of $1.9 million under this authorization.


Note F - Condensed Consolidated Financial Information
-----------------------------------------------------

Certain of the Company's debt is unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of July 29, 2000 and July 31, 1999, and the related condensed consolidating statements of earnings and cash flows for the twenty-six weeks ended July 29, 2000 and July 31, 1999, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.


<Page 8>
                 CONDENSED CONSOLIDATING BALANCE SHEET
                          AS OF JULY 29, 2000

(Thousands)

                                   Guarantor     Non-Guarantor               Consolidated
                         Parent    Subsidiaries  Subsidiaries   Eliminations    Totals
                         ------    ------------  -------------  ------------ ------------
Assets
Current Assets
 Cash and
    cash equivalents     $  2,092   $    (11)      $ 29,864     $       -     $ 31,945
 Receivables, net          29,200     11,767         19,865             -       60,832
 Inventories               48,212    395,257         18,189       (13,841)     447,817
 Other current assets      (5,459)    21,288          2,248         4,495       22,572
                         --------   --------       --------      --------     --------
 Total Current Assets      74,045    428,301         70,166        (9,346)     563,166
Other Assets               50,057     20,781          6,285            (4)      77,119
Property and
   Equipment, net          14,228     67,093          6,469             -       87,790
Investment in
   Subsidiaries           264,403     39,956              -      (304,359)           -
                         --------   --------       --------      --------     --------
  Total Assets           $402,733   $556,131       $ 82,920     $(313,709)    $728,075
                         ========   ========       ========     =========     ========

Liabilities & Shareholders' Equity
Current Liabilities
 Notes payable           $ 14,000   $      -       $      -     $       -     $ 14,000
 Accounts payable           2,994    152,395         14,914             -      170,303
 Accrued expenses          22,792     54,788         10,110        (1,940)      85,750
 Income taxes               3,692      1,193          1,379           236        6,500
 Current maturities
    of long-term debt      10,000          -              -             -       10,000
                         --------   --------       --------      --------     --------
     Total Current
       Liabilities         53,478    208,376         26,403        (1,704)     286,553
Long-Term Debt and
   Capitalized Lease
   Obligations            162,035          -              -             -      162,035
Other Liabilities          20,348     (1,335)           644             -       19,657
Intercompany Payable
   (Receivable)           (92,958)    83,489         15,917        (6,448)           -
Shareholders' Equity      259,830    265,601         39,956      (305,557)     259,830
                         --------   --------       --------      --------     --------
     Total Liabilities
     and Shareholders'
     Equity              $402,733   $556,131       $ 82,920     $(313,709)    $728,075
                         ========   ========       ========     =========     ========



<Page 9>

             CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                 TWENTY-SIX WEEKS ENDED JULY 29, 2000
(Thousands)

                                   Guarantor     Non-Guarantor               Consolidated
                         Parent    Subsidiaries  Subsidiaries   Eliminations    Totals
                         ------    ------------  -------------  ------------ ------------

Net Sales                $127,002   $692,596       $146,004     $(152,624)    $812,978
Cost of goods sold         93,923    427,191        115,349      (152,624)     483,839
                         --------   --------       --------     ---------     --------
 Gross profit              33,079    265,405         30,655             -      329,139

Selling and
   administrative
   expenses                34,759    245,670         18,543          (637)     298,335
Interest expense            8,512          3             64             -        8,579
Intercompany interest
   (income) expense        (6,431)     6,458            (27)            -            -
Other (income) expense     (1,559)       (25)          (486)          637       (1,433)
Equity in (earnings)
   of subsidiaries        (17,902)   (10,148)             -        28,050            -
                         --------   --------       --------     ---------     --------
 Earnings (Loss)
   Before Income Taxes     15,700     23,447         12,561       (28,050)       23,658
Income tax
   provision (benefit)        (46)     5,545          2,413             -         7,912
                         --------   --------       --------     ---------     --------
 Net Earnings (Loss)     $ 15,746   $ 17,902       $ 10,148     $ (28,050)    $  15,746
                         ========   ========       ========     =========     =========




            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 TWENTY-SIX WEEKS ENDED JULY 29, 2000

(Thousands)

                                   Guarantor     Non-Guarantor               Consolidated
                         Parent    Subsidiaries  Subsidiaries   Eliminations    Totals
                         ------    ------------  -------------  ------------ ------------

Net Cash Provided
   (Used) by
   Operating Activities  $    931   $  2,147       $    435     $   (355)      $  3,158

Investing Activities:
 Capital expenditures        (540)   (13,144)          (971)           -        (14,655)
 Other                        805          -              -            -            805
                         --------   --------       --------     ---------      --------
Net Cash (Used)
   Provided  by
   Investing Activities       265    (13,144)          (971)           -        (13,850)

Financing Activities:
 Increase in short-term
    notes payable          14,000          -              -            -         14,000
 Proceeds from issuance
    of common stock            10          -              -            -             10
 Payments for purchase of
    treasury stock         (1,883)         -              -            -         (1,883)
 Dividends paid            (3,648)         -              -            -         (3,648)
 Intercompany financing   (16,434)    10,101          5,978          355              -
                         --------   --------       --------     --------       --------
Net Cash Provided (Used)
 by Financing Activities   (7,955)    10,101          5,978          355          8,479

Increase (Decrease) in
   Cash and  Cash
   Equivalents             (6,759)      (896)         5,442            -         (2,213)
Cash and Cash Equivalents
   at Beginning of Period   8,851        885         24,422            -         34,158
                         --------   --------       --------     --------       --------
Cash and Cash Equivalents
 at End of Period        $  2,092   $    (11)      $ 29,864     $      -       $ 31,945
                         ========   ========       ========     ========       ========



<Page 10>
             CONDENSED CONSOLIDATING BALANCE SHEET
                      AS OF JULY 31, 1999

(Thousands)

                                   Guarantor     Non-Guarantor               Consolidated
                         Parent    Subsidiaries  Subsidiaries   Eliminations    Totals
                         ------    ------------  -------------  ------------ ------------

Assets
Current Assets
 Cash and
    cash equivalents     $  1,353   $   1,985      $  31,304    $       -     $   34,642
 Receivables, net          33,521      12,932         26,522            -         72,975
 Inventories               45,341     360,123         19,552      (12,531)       412,485
 Other current assets      (4,958)     21,063          1,595        4,385         22,085
                         --------   ---------      ---------    ---------     ----------
  Total Current Assets     75,257     396,103         78,973       (8,146)       542,187
Other Assets               49,481      20,815          5,815          (45)        76,066
Property and
   Equipment, net          14,643      63,549          6,390            -         84,582

Investment in
   Subsidiaries           248,577      41,084              -     (289,661)             -
                         --------   ---------      ---------    ---------     ----------
  Total Assets           $387,958   $ 521,551      $  91,178    $(297,852)    $  702,835
                         ========   =========      =========    =========     ==========

Liabilities & Shareholders' Equity
Current Liabilities
 Notes payable           $  2,000   $       -      $      -     $       -     $    2,000
 Accounts payable           6,095     136,967        20,342             -        163,404
 Accrued expenses          25,331      52,987        12,092         2,062         92,472
 Income taxes               2,096       8,697           339           765         11,897
 Current maturities of
  long-term debt           10,000           -             -             -         10,000
                         --------   ---------      ---------    ---------     ----------
     Total Current
        Liabilities        45,522     198,651        32,773         2,827        279,773
Long-Term Debt and
   Capitalized Lease
   Obligations            172,033          41             -           (41)       172,033
Other Liabilities          20,312      (1,336)          199             -         19,175
Intercompany Payable
   (Receivable)           (81,763)     75,433        17,122       (10,792)             -
Shareholders' Equity      231,854     248,762        41,084      (289,846)       231,854
                         --------   ---------      ---------    ---------     ----------
     Total Liabilities
       and Shareholders'
       Equity            $387,958   $ 521,551      $ 91,178     $(297,852)    $  702,835
                         ========   =========      ========     =========     ==========


<Page 11>

         CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
             TWENTY-SIX WEEKS ENDED JULY 31, 1999

(Thousands)

                                   Guarantor     Non-Guarantor               Consolidated
                         Parent    Subsidiaries  Subsidiaries   Eliminations    Totals
                         ------    ------------  -------------  ------------ ------------

Net Sales                $126,104   $640,099       $173,338     $(132,615)    $   806,926
Cost of goods sold         90,963    390,655        139,041      (132,615)        488,044
                         --------   --------       --------     ---------     -----------
 Gross profit              35,141    249,444         34,297             -         318,882

Selling and
  administrative expenses  34,550    227,975        21,457           (800)        283,182
Interest expense            9,060          -            15              -           9,075
Intercompany interest
    (income) expense       (6,881)     6,894           (13)             -               -
Other (income) expense         15     (2,057)          (91)           800          (1,333)
Equity in (earnings)
  of subsidiaries         (18,682)    (9,788)            -         28,470               -
                         --------   --------       -------      ---------     -----------
  Earnings (Loss) Before
    Income Taxes           17,079     26,420        12,929        (28,470)         27,958
Income tax provision          246      7,738         3,141              -          11,125
                         --------   --------       -------      ---------     -----------
  Net Earnings (Loss)    $ 16,833   $ 18,682       $ 9,788      $ (28,470)    $    16,833
                         ========   ========       =======      =========     ===========

        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
             TWENTY-SIX WEEKS ENDED JULY 31, 1999

(Thousands)

                                   Guarantor     Non-Guarantor               Consolidated
                         Parent    Subsidiaries  Subsidiaries   Eliminations    Totals
                         ------    ------------  -------------  ------------ ------------

Net Cash Provided (Used) by
 Operating Activities    $ 10,420   $(16,041)      $ 4,530      $  11,369      $  10,278

Investing Activities:
 Capital expenditures        (200)   (13,397)         (980)            -         (14,577)
 Proceeds from sale of
    le coq sportif              -      9,281             -             -           9,281
                         --------   --------       -------      --------      ----------
Net Cash Used by
   Investing Activities     (200)     (4,116)         (980)            -          (5,296)

Financing Activities:
 Increase in short-term
    notes payable          2,000           -             -             -           2,000
 Principal payments of
 long-term debt          (15,000)          -             -             -         (15,000)
 Proceeds from issuance of
    common stock             773           -             -             -             773
 Dividends paid           (3,645)          -             -             -          (3,645)
 Intercompany financing   (5,181)     17,404          (854)      (11,369)              -
                         -------    --------       -------      --------      ----------
Net Cash Provided (Used)
 by Financing Activities (21,053)     17,404          (854)      (11,369)        (15,872)

Increase (Decrease)
  in Cash and
  Cash Equivalents       (10,833)     (2,753)        2,696             -         (10,890)
Cash and Cash
  Equivalents at
  Beginning of Period     12,186       4,738        28,608             -          45,532
                         -------    --------       -------      --------      ----------
Cash and Cash
  Equivalents at
  End of Period          $ 1,353    $  1,985       $31,304      $      -      $   34,642
                         =======    ========       =======      ========      ==========




<Page 12>

ITEM  2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------

Results of Operations
---------------------

Quarter ended July 29, 2000 compared to the Quarter ended July 31, 1999
-----------------------------------------------------------------------

Consolidated net sales for the fiscal quarter ended July 29, 2000 were $418.7 million compared to $410.1 million in the quarter ended July 31, 1999. Net earnings of $9.2 million for the second quarter of 2000 compares to net earnings of $10.5 million in the second quarter of 1999.

Famous Footwear achieved a sales increase of 7.0% during the second quarter of 2000 to $254.1 million. The increase was driven by 36 more stores, reflecting a total of 875 stores in operation, slightly offset by a 1.2% same-store sales decline. Operating earnings for the second quarter of 2000 decreased 2.9% to $13.5 million from $13.9 million last year, due to the combination of lower same-store sales and competitive pressure on margins.

The Company's wholesale operations - the Brown Branded, Brown Pagoda and Brown Canada divisions - had net sales of $109.6 million during the second quarter of 2000 compared to $120.3 million last year. This sales decrease was primarily due to significant sales of Star Wars movie-related children's shoes in the second quarter last year. Operating earnings of $5.5 million decreased from $8.8 million in the second quarter of 1999 primarily as a result of the lower sales.

In the Company's Naturalizer Retail operations, which includes both the United States and Canadian stores, net sales increased 10.2% to $55.1 million in the second quarter of 2000. Same-store sales in the second quarter of 2000 increased 4.2% in the United States and 1.7% in Canada. Domestically, the Company had 14 more stores in operation in 2000; Canada had 6 more stores in operation. At the end of the second quarter of 2000, 485 stores were in operation including 343 stores in the United States and 142 stores in Canada. Total Naturalizer retail operations achieved operating earnings of $1.7 million in the second quarter of fiscal 2000 compared to $0.9 million in 1999. The higher operating earnings were primarily due to higher sales.

Consolidated gross profit as a percent of sales increased to 40.0% from 39.3% during the same period last year. This increase was primarily due to higher margins at the Company's wholesale operations and a higher mix of retail sales, which historically earn higher margins than wholesale sales.

Selling and administrative expenses as a percent of sales increased to 35.9% from 34.5% during the same period last year. This increase was due to the lower level of sales within the wholesale operations, higher expenses within the retail operations, and a higher mix of retail sales, which carry a higher expense rate.

Other income in the second quarter of 2000 primarily represents interest and royalty income. In 1999, Other income included the gain from the sale of the le coq sportif brand.

<Page 13>

The consolidated tax rate was 32.9% of consolidated pre-tax income for the second quarter of 2000 compared to 40.8% for last year. The fiscal 1999 effective rate was higher due a $1.2 million tax provision to allow repatriation of the previously untaxed foreign cash generated from the sale of the le coq sportif business.

Six Months ended July 29, 2000 compared to the Six Months ended
  July 31, 1999
---------------------------------------------------------------

Consolidated net sales for the first half of 2000 were $813.0 million, an increase of 0.8% from the first six months of 1999 total of $806.9 million. Net earnings of $15.7 million for the first half of 2000 compare to net earnings of $16.8 million for the first half of 1999, a decrease of 6.5%.

Sales  at  Famous  Footwear for the first six  months  of  2000 increased 6.5% from the first half of last year to $491.0 million, reflecting a 1.1% decrease in same-store sales and 36 more units in operation. Operating earnings for 2000 decreased 3.2% to $24.5 million.

The  Company's wholesale sales for the first six months of 2000 decreased  10.8%  to $219.9 million from the same  period  last year.  Operating  earnings  of  $13.6  million  decreased  $5.1 million from last year due to the decreased sales.

In the Company's Naturalizer Retail operations, net sales increased 8.4% to $102.0 million in the first six months of 2000. Same-store sales increased 3.6% in the United States while decreasing 0.9% in Canada. Domestically, the Company had 14 more stores in operation in 2000; Canada had 6 more stores in operation. Total Naturalizer retail operations broke even in the first half of 2000 compared to an operating loss of $0.3 million in 1999. The improved operating performance was primarily due to the higher sales.

Consolidated gross profit as a percent of sales increased to 40.5% from 39.5% for the same period last year. This increase was primarily due to a higher mix of retail sales, which historically earn a higher gross profit rate.

Selling and administrative expenses as a percent of sales increased to 36.7% from 35.1% for the same period last year.
This increase was primarily due to the lower sales at the Company's wholesale operations.

Other income for the first half of 2000 consisted primarily of interest and royalty income. In 1999, other income included the $2.3 million gain from the sale of the le coq sportif business, partially offset by additional provisions for environmental costs associated with an owned facility in Colorado.

The consolidated tax rate was 33.4% of consolidated pre-tax income for the first six months of 2000 compared to 39.8% for last year. As previously described, the 1999 tax provision includes $1.2 million of taxes related to the repatriation of foreign cash.

<Page 14>

Financial Condition
-------------------

A  summary  of  key  financial data and  ratios  at  the  dates indicated is as follows:
                                  July  29,  July 31,   January 29,
                                    2000       1999         2000
                                  ---------  --------   -----------

Working Capital (millions)          $276.6     $262.4      $270.0

Current Ratio                        2.0:1      1.9:1       2.2:1

Total Debt as a Percentage of
   Total Capitalization              41.7%      44.3%       40.8%


Cash flow from operating activities for the first half of fiscal 2000 provided $3.2 million versus $10.3 million last year. In the first half of 2000, cash flow declined primarily as a result of higher inventories partially offset by higher accounts payable and lower accounts receivable in the Company's wholesale operations reflecting lower sales.

The increase in the ratio of total debt as a percentage of total capitalization at July 29, 2000, compared to the end of fiscal 1999, is due to the cash usage in the second quarter. In addition, the Company did not have any notes payable outstanding at the end of fiscal 1999. At July 29, 2000, $14.0 million was borrowed and $10.4 million of letters of credit were outstanding under the Company's $155.0 million revolving bank Credit Agreement.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the second quarter of fiscal 2000, the Company purchased 153,700 shares at a cost of $1.9 million under this authorization.


Forward-Looking Statements
--------------------------

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Item 1 of the Company's fiscal 1999 Annual Report on Form 10-K, detailed risk factors that could cause variations in results to occur are listed and further described. Such filing is incorporated herein by reference.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
-------------------------------------------------------------------

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.



<Page 15>

                  PART II - OTHER INFORMATION
                  ---------------------------

Item 1 - Legal Proceedings
--------------------------

  There have been no material developments during the quarter ended July 29, 2000, in the legal proceedings described in the Company's Annual Report on Form 10-K for the period ended
  January 29, 2000.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  The results of the votes cast at the Annual Meeting of Shareholders held on May 25, 2000 were reported in the Company's Quarterly Report on Form 10-Q for the quarter ended
  April 29, 2000.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Listing of Exhibits

       (3)(a)      Certificate   of  Incorporation
                   of   the   Company  as  amended
                   through   February  16,   1984,
                   incorporated     herein      by
                   reference to Exhibit 3  to  the
                   Company's  Report on Form  10-K
                   for   the  fiscal  year   ended
                   November 1, 1986.

          (a)(i)   Amendment  of  Certificate   of
                   Incorporation  of  the  Company
                   filed    February   20,   1987,
                   incorporated     herein      by
                   reference to Exhibit 3  to  the
                   Company's  Report on Form  10-K
                   for   the  fiscal  year   ended
                   January 30, 1988.

          (a)(ii)  Amendment  of  Certificate   of
                   Incorporation  of  the  Company
                   filed     May     27,     1999,
                   incorporated     herein      by
                   references to Exhibit 3 to  the
                   Company's  report on Form  10-Q
                   for  the quarter ended  May  1,
                   1999.

          (b)      Bylaws   of   the  Company   as
                   amended through March 2,  2000,
                   incorporated     herein      by
                   reference to Exhibit 3  to  the
                   Company's  Report on Form  10-K
                   for   the  fiscal  year   ended
                   January 29, 2000.

       (27)        Financial Data Schedule

   (b)  Reports on Form 8-K:

        The Company filed no reports on Form 8-K during the quarter ended July 29, 2000.


<Page 16>

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BROWN SHOE COMPANY, INC.
                                      ----------------------------


Date: September 11, 2000                /s/ Andrew M. Rosen
------------------------              ---------------------------
                                             Andrew M. Rosen
                                      Chief  Financial  Officer and
                                      Treasurer On Behalf of the
                                      Corporation as the Principal
                                      Financial Officer