Form 10-Q
period 2000-10-28
BROWN SHOE CO INC/
filed 2000-12-11
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 28, 2000

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to __________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]   No [  ]

   As of November 25, 2000, 17,663,472 shares of the registrant's common stock were outstanding.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

(Unaudited)
October 28, 2000		October 30, 1999	January 29, 2000

ASSETS
Current Assets
Cash and Cash Equivalents	$44,634	$47,704	$34,158
Receivables, net	57,942	68,546	68,236
Inventories	444,355	384,400	365,989
Other Current Assets	26,979	21,341	19,391

Total Current Assets	573,910	521,991	487,774

Other Assets	80,125	76,206	77,964

Property and Equipment	247,235	231,704	231,072
Less Allowances and Depreciation and Amortization	(156,144)	(147,891)	(146,472)

	91,091	83,813	84,600

	$745,126	$682,010	$650,338

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$59,000	$23,000	$-
Accounts Payable	141,292	119,860	113,820
Accrued Expenses	85,562	92,090	89,547
Income Taxes	8,606	10,343	4,402
Current Maturities of Long-Term Debt	10,000	10,000	10,000

Total Current Liabilities	304,460	255,293	217,769

Long-Term Debt and Capitalized Lease Obligations	152,037	162,033	162,034
Other Liabilities	19,443	18,593	20,590

Shareholders' Equity
Common Stock	66,553	68,473	68,486
Additional Capital	47,465	49,109	49,153
Unamortized Value of Restricted Stock	(2,596)	(3,793)	(3,566)
Accumulated Other Comprehensive Loss	(7,915)	(7,527)	(6,034)
Retained Earnings	165,679	139,829	141,906

	269,186	246,091	249,945

	$745,126	$682,010	$650,338

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Thousands, except per share)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Net Sales	$462,945	$429,132	$1,275,923	$1,236,058
Cost of Goods Sold	278,955	257,288	762,794	745,332

Gross Profit	183,990	171,844	513,129	490,726

Selling & Administrative Expenses	157,050	146,279	455,385	429,461
Interest Expense	4,747	4,236	13,326	13,311
Other Income	(535)	(722)	(1,968)	(2,055)

Earnings Before Income Taxes	22,728	22,051	46,386	50,009

Income Tax Provision	7,113	7,288	15,025	18,413

NET EARNINGS	$15,615	$14,763	$31,361	$31,596

BASIC EARNINGS PER COMMON SHARE	$.88	$.82	$1.76	$1.77

DILUTED EARNINGS PER COMMON SHARE	$.88	$.81	$1.75	$1.74

DIVIDENDS PER COMMON SHARE	$.10	$.10	$.30	$.30

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Thirty-nine Weeks Ended

	October 28, 2000	October 30, 1999

Net Cash (Used)Provided by Operating Activities	$(4,985)	$19,300

Investing Activities:
Proceeds from the sale of le coq sportif	906	9,410
Capital expenditures	(23,636)	(19,983)

Net Cash Used by Investing Activities	(22,730)	(10,573)

Financing Activities:
Increase in short-term notes payable	59,000	23,000
Principal payments of long-term debt	(10,000)	(25,000)
Payments for purchase of treasury stock	(5,380)	-
Proceeds from issuance of common stock	13	913
Dividends paid	(5,442)	(5,468)

Net Cash (Used) Provided by Financing Activities	38,191	(6,555)

Increase in Cash and Cash Equivalents	10,476	2,172

Cash and Cash Equivalents at Beginning of Period	34,158	45,532

Cash and Cash Equivalents at End of Period	$44,634	$47,704

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The Company's business is subject to seasonal influences, and interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report and Form 10-K for the period ended January 29, 2000.

Note B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods ended October 28, 2000 and October 30, 1999 (000's, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Numerator:
Net earnings - Basic and Diluted	$15,615	$14,763	$31,361	$31,596

Denominator:
Weighted average shares outstanding - Basic	17,648	17,899	17,810	17,842
Effect of potentially dilutive securities	141	307	159	302

Weighted average shares outstanding - Diluted	17,789	18,206	17,969	18,144

Basic earnings per common share	$.88	$.82	$1.76	$1.77

Diluted earnings per common share	$.88	$.81	$1.75	$1.74

Note C - Comprehensive Income

Comprehensive Income includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended October 28, 2000 and October 30, 1999 (000's):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Net Earnings	$15,615	$14,763	$31,361	$31,596
Foreign Currency Translation Adjustment	(1,163)	1,245	(1,881)	1,315

Comprehensive Income	$14,452	$16,008	$29,480	$32,911

Note D - Business Segment Information

Applicable business segment information is as follows for the periods ended October 28, 2000 and October 30, 1999 (000's):

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Pagoda International	Other	Totals

Thirteen Weeks Ended October 28, 2000

External Sales	$292,813	$120,106	$50,026	$-	$-	$462,945
Intersegment Sales	-	49,841	-	-	-	49,841
Operating profit (loss)	22,257	9,798	(1,775)	-	(2,955)	27,325

Thirteen Weeks Ended October 30, 1999

External Sales	$263,136	$116,715	$46,649	$141	$2,491	$429,132
Intersegment Sales	-	47,780	-	-	-	47,780
Operating profit (loss)	23,531	8,809	(1,956)	37	(3,067)	27,354

Thirty-nine Weeks Ended October 28, 2000

External Sales	$783,837	$340,024	$152,062	$-	$-	$1,275,923
Intersegment Sales	-	145,904	-	-	-	145,904
Operating profit (loss)	46,757	23,364	(1,788)	-	(9,104)	59,229

Thirty-nine Weeks Ended October 30, 1999

External Sales	$724,271	$363,369	$140,756	$468	$7,194	$1,236,058
Intersegment Sales	-	138,809	-	-	-	138,809
Operating profit (loss)	48,839	27,472	(2,279)	(639)	(9,659)	63,734

Reconciliation of operating profit to earnings before income taxes (000's):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Total operating profit	$27,325	$27,354	$59,229	$63,734
Interest expense	(4,747)	(4,236)	(13,326)	(13,311)
Non-operating other income (expense)	150	(1,067)	483	(414)

Earnings before income taxes	$22,728	$22,051	$46,386	$50,009

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

Note E - Stock Repurchase Program

On May 4, 2000, the Company announced the approval by the Board of Directors of a stock repurchase program which allows the Company to repurchase up to 2 million shares of the Company's outstanding common stock. In the third quarter of fiscal 2000, the Company purchased 345,300 shares at a cost of approximately $3.5 million under this authorization. Year-to-date the Company has purchased 499,000 shares at a cost of approximately $5.4 million.

Note F - Subsequent Event

In November 2000, the Company entered into a new revolving bank Credit Agreement, which provides $165.0 million in committed working capital and letter of credit financing, subject to certain borrowing base tests. The new agreement expires November 2003. Interest on borrowings under this new Credit Agreement is at varying rates and at the Company's option based on one of the following: the LIBOR rate, the Bank One, N.A. corporate base rate, or the Federal funds rate. A facility fee is payable on the entire amount of the facility and is based on the Company's leverage ratio; the initial rate is .375%.

This agreement contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage and total debt to capital, establish minimum levels of net worth, establish limitations on indebtedness, certain types of payments, including dividends, liens and investments, and limit the use of proceeds of asset sales.

The revolving bank Credit Agreement as well as the Company's 9.5% Senior Notes and the 7.36% Senior Notes are guaranteed by certain wholly-owned subsidiaries of the Company.

Note G - Condensed Consolidated Financial Information

Certain of the Company's debt is fully unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of October 28, 2000 and October 30, 1999, and the related condensed consolidating statements of earnings and cash flows for the thirty-nine weeks ended October 28, 2000 and October 30, 1999, are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 28, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current Assets
Cash and cash equivalents	$1,458	$6,370	$36,806	$-	$44,634
Receivables, net	28,069	10,605	19,268	-	57,942
Inventories	46,564	393,854	16,810	(12,873)	444,355
Other current assets	(4,770)	25,021	2,223	4,505	26,979

Total Current Assets	71,321	435,850	75,107	(8,368)	573,910
Other Assets	49,469	24,619	6,041	(4)	80,125
Property and Equipment, net	13,936	70,707	6,448	-	91,091
Investment in Subsidiaries	278,876	44,081	-	(322,957)	-

Total Assets	$413,602	$575,257	$87,596	$(331,329)	$745,126

Liabilities & Shareholders' Equity
Current Liabilities
Notes payable	$59,000	$-	$-	$-	$59,000
Accounts payable	4,289	122,197	14,806	-	141,292
Accrued expenses	21,813	50,007	10,919	2,823	85,562
Income taxes	5,611	1,074	1,770	151	8,606
Current maturities of long-term debt	10,000	-	-	-	10,000

Total Current Liabilities	100,713	173,278	27,495	2,974	304,460
Long-Term Debt and Capitalized Lease Obligations	152,037	-	-	-	152,037
Other Liabilities	20,152	(1,335)	626	-	19,443
Intercompany Payable (Receivable)	(128,486)	123,241	15,394	(10,149)	-
Shareholders' Equity	269,186	280,073	44,081	(324,154)	269,186

Total Liabilities and Shareholders' Equity	$413,602	$575,257	$87,596	$(331,329)	$745,126

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Sales	$195,067	$1,085,906	$226,392	$(231,442)	$1,275,923
Cost of goods sold	144,254	670,025	179,957	(231,442)	762,794

Gross profit	50,813	415,881	46,435	-	513,129

Selling and administrative expenses	52,077	375,947	28,329	(968)	455,385
Interest expense	13,258	3	65	-	13,326
Intercompany interest (income) expense	(9,940)	9,973	(33)	-	-
Other (income) expense	(2,171)	18	(783)	968	(1,968)
Equity in (earnings) of subsidiaries	(33,543)	(15,438)	-	48,981	-

Earnings (Loss) Before Income Taxes	31,132	45,378	18,857	(48,981)	46,386
Income tax provision (benefit)	(229)	11,835	3,419	-	15,025

Net Earnings (Loss)	$31,361	$33,543	$15,438	$(48,981)	$31,361

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Cash Provided (Used) by Operating Activities	$6,289	$(23,107)	$8,487	$3,346	(4,985)

Investing Activities:
Capital expenditures	(817)	(21,261)	(1,558)	-	(23,636)
Proceeds from sale of le coq sportif	906	-	-	-	906

Net Cash (Used) Provided by Investing Activities	89	(21,261)	(1,558)	-	(22,730)

Financing Activities:
Increase in short-term notes payable	59,000	-	-	-	59,000
Principal payments of long-term debt	(10,000)	-	-	-	(10,000)
Proceeds from issuance of common stock	13	-	-	-	13
Payments for purchase of Treasury stock	(5,380)	-	-	-	(5,380)
Dividends paid	(5,442)	-	-	-	(5,442)
Intercompany financing	(51,962)	49,853	5,455	(3,346)	-

Net Cash Provided (Used) by Financing Activities	(13,771)	49,853	5,455	(3,346)	38,191

Increase (Decrease) in Cash and of Cash Equivalents	(7,393)	5,485	12,384	-	10,476
Cash and Cash Equivalents at Beginning of Period	8,851	885	24,422	-	34,158

Cash and Cash Equivalents at End of Period	$1,458	$6,370	$36,806	$-	$44,634

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 30, 1999

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current Assets
Cash and cash equivalents	$6,790	$6,231	$34,683	$-	$47,704
Receivables, net	34,539	12,152	21,855	-	68,546
Inventories	39,366	337,733	19,118	(11,817)	384,400
Other current assets	(3,800)	19,029	1,976	4,136	21,341

Total Current Assets	76,895	375,145	77,632	(7,681)	521,991
Other Assets	51,063	19,306	5,882	(45)	76,206
Property and Equipment, net	14,145	63,231	6,437	-	83,813
Investment in Subsidiaries	264,761	50,881	-	(315,642)	-

Total Assets	$406,864	$508,563	$89,951	$(323,368)	$682,010

Liabilities & Shareholders' Equity
Current Liabilities
Notes payable	$23,000	$-	$-	$-	$23,000
Accounts payable	6,505	99,190	14,165	-	119,860
Accrued expenses	24,261	53,949	11,063	2,817	92,090
Income taxes	1,522	8,756	112	(47)	10,343
Current maturities of long-term debt	10,000	-	-	-	10,000

Total Current Liabilities	65,288	161,895	25,340	2,770	255,293
Long-Term Debt and Capitalized Lease Obligations	162,033	41	-	(41)	162,033
Other Liabilities	19,198	(811)	206	-	18,593
Intercompany Payable (Receivable)	(85,746)	77,563	13,524	(5,341)	-
Shareholders' Equate	246,091	269,875	50,881	(320,756)	246,091

Total Liabilities and Shareholders' Equity	$406,864	$508,563	$89,951	$(323,368)	$682,010

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Sales	$192,924	$990,051	$253,937	$(200,854)	$1,236,058
Cost of goods sold	138,569	602,428	205,189	(200,854)	745,332

Gross profit	54,355	387,623	48,748	-	490,726

Selling and administrative expenses	52,998	345,528	32,105	(1,170)	429,461
Interest expense	13,274	-	37	-	13,311
Intercompany interest (income) expense	(10,179)	10,208	(29)	-	-
Other (income) expense	531	(3,460)	(296)	1,170	(2,055)
Equity in (earnings) of subsidiaries	(33,614)	(13,407)	-	47,021	-

Earnings (Loss) Before Income Taxes	31,345	48,754	16,931	(47,021)	50,009
Income tax provision (benefit)	(251)	15,140	3,524	-	18,413

Net Earnings (Loss)	$31,596	$33,614	$13,407	$(47,021)	$31,596

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Cash Provided (Used) by Operating Activities	$10,596	$(9,211)	$11,997	$5,918	$19,300

Investing Activities:
Capital expenditures	(273)	(18,240)	(1,470)	-	(19,983)
Proceeds from the sale of le coq sportif	-	9,410	-	-	9,410

Net Cash (Used) Provided by Investing Activities	(273)	(8,830)	(1,470)	-	(10,573)

Financing Activities:
Increase in short-term notes payable	23,000	-	-	-	23,000
Principal payments of long-term debt	(25,000)	-	-	-	(25,000)
Proceeds from issuance of common stock	913	-	-	-	913
Dividends paid	(5,468)	-	-	-	(5,468)
Intercompany financing	(9,164)	19,534	(4,452)	(5,918)	-

Net Cash Provided (Used) by of Financing Activities	(15,719)	19,534	(4,452)	(5,918)	(6,555)

Increase (Decrease) in Cash and of Cash Equivalents	(5,396)	1,493	6,075	-	2,172
Cash and Cash Equivalents at of Beginning of Period	12,186	4,738	28,608	-	45,532

Cash and Cash Equivalents at End of Period	$6,790	$6,231	$34,683	$-	$47,704

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended October 28, 2000 compared to the Quarter ended October 30, 1999

Consolidated net sales for the third quarter ended October 28, 2000 were $462.9 million compared to $429.1 million in the quarter ended October 30, 1999. Net earnings of $15.6 million for the third quarter of 2000 compares to net earnings of $14.8 million in the third quarter of 1999.

Famous Footwear achieved a sales increase of 11.3% during the third quarter of 2000 to $292.8 million. The increase was driven by 70 more stores (including 26 stores acquired in August 2000 located primarily in the Milwaukee, Wisconsin area), resulting in a total of 919 stores in operation, partially offset by a 2.0% same-store sales decline. Operating earnings for the third quarter of 2000 decreased 5.4% to $22.3 million from $23.5 million last year, due to the combination of lower same-store sales and competitive pressure on margins.

The Company's wholesale operations - the Brown Branded, Brown Pagoda and Brown Canada divisions - had net sales of $120.1 million during the third quarter of 2000 compared to $116.7 million last year. This sales increase was primarily due to higher sales of Naturalizer and Life Stride branded product as well as private label women's product. Operating earnings of $9.8 million increased from $8.8 million in the third quarter of 1999 primarily as a result of the higher sales.

In the Company's Naturalizer Retail operations, which includes both the United States and Canadian stores, net sales increased 7.2% to $50.0 million in the third quarter of 2000. Same-store sales in the third quarter of 2000 decreased 3.0% in the United States but increased 11.7% in Canada. The Company had 8 more stores in operation in the United Sates in 2000 and had 9 more stores in operation in Canada. At the end of the third quarter of 2000, 498 stores were in operation including 351 stores in the United States and 147 stores in Canada. Total Naturalizer Retail operations reported an operating loss of $1.8 million in the third quarter of fiscal 2000 compared to a loss of $2.0 million in 1999. The improvement was primarily due to the higher sales.

Consolidated gross profit as a percent of sales decreased to 39.7% from 40.0% during the same period last year. This decrease was primarily due to lower margins in both the Company's wholesaling and retailing operations.

Selling and administrative expenses as a percent of sales decreased to 33.9% from 34.1% during the same period last year. This decrease was due to lower expenses within the wholesale operations partially offset by higher expenses within the retail operations and a higher mix of retail sales, which carry a higher expense rate.

Other income in the third quarter of 2000 primarily represents interest and royalty income, which is basically the same as the third quarter of last year.

The consolidated tax rate was 31.3% of consolidated pre-tax income for the third quarter of 2000 compared to 33.1% last year.

Thirty-nine weeks ended October 28, 2000 compared to the thirty-nine weeks ended October 30, 1999

Consolidated net sales for the first thirty-nine weeks of 2000 were $1.276 billion, an increase of 3.2% from the first thirty-nine weeks of 1999 total of $1.236 billion. Net earnings of $31.4 million for the first thirty-nine weeks of 2000 compare to net earnings of $31.6 million for the first thirty-nine weeks of 1999, a decrease of .6%.

Sales at Famous Footwear for the first thirty-nine weeks of 2000 increased 8.2% from the first thirty-nine weeks of last year to $783.8 million, reflecting the offsetting effect of a 1.5% decrease in same-store sales and 70 more units in operation. Operating earnings for 2000 decreased 4.3% to $46.8 million due to the same-store sales decrease and slightly lower margins.

The Company's wholesale sales for the first thirty-nine weeks of 2000 decreased 6.4% to $340.0 million from the same period last year. Operating earnings of $23.4 million decreased $4.1 million from last year due to the lower sales.

In the Company's Naturalizer Retail operations, net sales increased 8.0% to $152.1 million in the first thirty-nine weeks of 2000. Same-store sales increased 1.4% in the United States and 3.0% in Canada. The Company had 8 more stores in operation in the United States in 2000 and had 9 more stores in operation in Canada. Total Naturalizer retail operations had an operating loss of $1.8 million in the first thirty-nine weeks of 2000 compared to an operating loss of $2.3 million in 1999. The improved operating performance was primarily due to higher sales.

Consolidated gross profit as a percent of sales increased to 40.2% from 39.7% for the same period last year. This increase was primarily due to a higher mix of retail sales, which historically earn a higher gross profit rate.

Selling and administrative expenses as a percent of sales increased to 35.7% from 34.7% for the same period last year. This increase was primarily due to the lower sales at the Company's wholesale operations and a higher mix of retail sales, which carry a higher expense rate.

Other income for the first thirty-nine weeks of 2000 consisted primarily of interest and royalty income. In 1999, other income included the $2.3 million gain from the sale of the le coq sportif business, partially offset by additional provisions for environmental costs associated with an owned facility in Colorado.

The consolidated tax rate was 32.4% consolidated pre-tax income for the first thirty-nine weeks of 2000 compared to 36.8% for last year. The 1999 tax provision includes $1.2 million of taxes related to the repatriation of foreign cash generated from the sale of the le coq sportif business.

Financial Condition

A summary of key financial data and ratios at the dates indicated is as follows:

	October 28, 2000	October 30, 1999	January 29, 2000

Working Capital (millions)	$269.5	$266.7	$270.0

Current Ratio	1.9:1	2.0:1	2.2:1

Total Debt as a Percentage of Total Capitalization	45.1%	44.2%	40.8%

Cash usage from operating activities for the first thirty-nine weeks of fiscal 2000 was $5.0 million versus generating $19.3 million last year. This decline resulted from increased inventories in the Famous Footwear operations from the increased number of stores (including 26 acquired primarily in the Milwaukee, Wisconsin area) and the opening of larger stores, which required more inventory, partially offset by higher accounts payable and lower accounts receivable, reflecting lower sales, in the Company's wholesale operations.

The increase in the ratio of total debt as a percentage of total capitalization at October 28, 2000, compared to the end of fiscal 1999, is due to the cash usage in the third quarter. At October 28, 2000, $59.0 million was borrowed and $9.2 million of letters of credit were outstanding under the Company's $155.0 million revolving bank Credit Agreement.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the nine months of fiscal 2000, the Company purchased 499,000 shares at a cost of $5.4 million under this authorization.

In November 2000, the Company entered into a new $165 million revolving bank Credit Agreement with several banks. This agreement includes various financial covenants and restrictions, which are similar to the previous agreement. See Note F to the Company's Condensed Consolidated Financial Statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Item 1 of the Company's fiscal 1999 Annual Report on Form 10-K, detailed risk factors that could cause variations in results to occur are listed and further discussed. Such description is incorporated herein by reference.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material developments during the quarter ended October 28, 2000, in the legal proceedings described in the Company's Annual Report on Form 10-K for the period ended January 29, 2000. Item 6 - Exhibits and Reports on Form 8-K

(a)	(3)	(a)	Certificate of Incorporation of the Company as amended through February 16, 1984, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended November 1, 1986.

		(a) (i)	Amendment of Certificate of Incorporation of the Company filed February 20, 1987, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1988.

		(a) (ii)	Amendment of Certificate of Incorporation of the Company filed May 27, 1999, incorporated herein by reference to Exhibit 3 to the Company's report on Form 10-Q for the quarter ended May 1, 1999.

		(b)	Bylaws of the Company as amended through March 2, 2000, incorporated herein by reference to Exhibit 3 to the Company's report on Form 10-K for the fiscal year ended January 29, 2000.

	(4)	(b)	Credit Agreement dated as of November 20, 2000, between the Company as Borrower, certain of the Company's wholly owned subsidiaries as Guarantors, the Lenders named therein, Bank One, NA as Administrative Agent, and Bank of America, N.A., as Syndication Agent, filed herewith.

		(c) (iii)	Third Supplemental Indenture dated as of November 20, 2000, between the Company and State Street Bank and Trust Company, as Trustee, filed herewith.

		(d) (iii)	Amendment No. 4, dated November 20, 2000, to the Senior Note Agreement between the Company and Prudential Insurance Company of America, as amended, filed herewith.

	(10)	(f)	Employment Agreement, dated October 5, 2000 between the Company and Ronald A. Fromm, filed herewith.

		(i)	Severance Agreement, dated October 5, 2000, between the Company and Gary M. Rich, filed herewith.

		(j)	Severance Agreement, dated October 5, 2000, between the Company and David H. Schwartz, filed herewith.

		(k)	Severance Agreement, dated October 5, 2000, between the Company and Charles C. Gillman, filed herewith.

	(27)		Financial Data Schedule

(b)	Reports on Form 8-K:

The Company filed no reports on Form 8-K during the quarter ended October 28, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: December 11, 2000	/s/ Andrew M. Rosen
Chief Financial Officer and Treasurer On Behalf of the Corporation as the Principal Financial Officer