Form 10-K
period 2001-02-03
BROWN SHOE CO INC/
filed 2001-04-19
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2000 FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 3, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - par value $3.75 a share with Common Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

9-1/2% Senior Notes due October 15, 2006	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

As of April 5, 2001, 17,458,093 common shares were outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $327 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended February 3, 2001, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held May 24, 2001, are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS

The Company, founded in 1878 and incorporated in 1913, operates in the footwear industry. In 1999, the shareholders of the Company approved a change in the Company's name to Brown Shoe Company, Inc. from Brown Group, Inc. Current activities include the operation of retail shoe stores and the sourcing and marketing of footwear for women, men and children. During 2000, categories of footwear sales were approximately 59% women's, 27% men's and 14% children's. This composition has remained relatively constant over the past few years. Approximately 73% of 2000 footwear sales were made at retail compared to 70% in 1999 and 68% in 1998. See Note 5 of Notes to Consolidated Financial Statements on page 43 of the Annual Report to Shareholders for the year ended February 3, 2001, which is incorporated herein by reference, for additional information regarding the Company's business segments.

The Company's business is seasonal in nature due to consumer spending patterns with higher back-to-school, Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company's operating earnings for the year.

The Company has approximately 11,900 full and part-time employees. Approximately 100 employees engaged in the warehousing of footwear in the United States are employed under a union contract, which will expire in September, 2002. In Canada, the Company employs approximately 300 factory and warehouse employees under union contracts, which expire in October, 2001 and October, 2002. The Company considers its relationships with its employees to be good.

Retail Operations

The Company's retail operations at February 3, 2001 include 1,406 retail shoe stores in the United States and Canada operating under the Famous Footwear, Factory Brand Shoes, Warehouse Shoes, Supermarket of Shoes, Naturalizer, F.X. LaSalle and Exalt names. A portion of the retail sales includes Company-owned and licensed brand names.

In retail sales of footwear, the Company competes in a highly fragmented market with many organizations operating retail shoe stores and departments. Competitors include local, regional and national shoe store chains, department stores, discount stores and numerous independent retail operators of various sizes. Quality, customer service, store location, merchandise selection, advertising and pricing are important components of retail competition.

ITEM 1 - BUSINESS (Continued)

Famous Footwear

Famous Footwear, with 925 stores at the end of fiscal 2000, is America's largest chain selling branded footwear for the entire family. Founded over 30 years ago, Famous Footwear was purchased by the Company in 1981 as a 32 store chain, and now also operates under the names Factory Brand Shoes, Warehouse Shoes and Supermarket of Shoes. Famous Footwear stores feature a wide selection of brand-name, value-priced athletic, casual and dress shoes for the entire family. Famous Footwear stores average approximately 5,900 square feet in size and are primarily located in strip-mall centers and regional and outlet malls in all 50 states, Puerto Rico and Guam. Famous Footwear's branded product offering at discounted prices is designed to appeal to the needs of its target customers, value oriented families. Footwear brands include, among others, Nike, Skechers, adidas, New Balance, Reebok, Rockport, Nine West, TX Traction, K-Swiss, Keds and Naturalizer.

Famous Footwear has developed store model stocks which reflect consumer demand, historical brand preferences, styles and sizes. These inventory models are adjusted based upon store location and promotional opportunities. Product and promotional mix are managed to control gross margins. In fiscal 1999, the Company installed new store information systems, which improved inventory controls, training and communication between headquarters and the stores as well as reduced store technology costs.

With two distribution centers located in Sun Prairie, Wisconsin and Lebanon, Tennessee, Famous Footwear's distribution systems allow for merchandise to be delivered to each store at least weekly. In addition to the delivery of new styles and current promotional items, these systems provide item replenishment of the prior week's sales and redistribution of product to stores demonstrating the greatest item sell-through from stores with lower item sell-through. These systems of replenishment and distribution are designed to ensure the right product is at the right place at the right time, and to control markdowns and maximize gross margins.

Famous Footwear's marketing program includes newspaper, radio and television advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the consumer. Marketing and advertising programs are tailored on a region-by-region basis to reach target customers. The Company utilizes a database marketing program, which targets and rewards frequent customers. In addition, the timing of certain advertising campaigns corresponds to regional differences such as the important back-to-school season, which begins at various times throughout the country. In fiscal 2000, management invested approximately $34 million to communicate Famous Footwear's philosophy: delivering to the customer the best value and service on quality, branded footwear.

ITEM 1 - BUSINESS (Continued)

Naturalizer

The Company's Naturalizer stores are showcases for the Company's flagship brand of women's shoes. The Company owns and operates 331 Naturalizer stores in the United States and 134 stores in Canada. Naturalizer specialty stores located in regional malls average approximately 1,200 square feet in size, and outlet stores located in outlet malls average approximately 2,600 square feet in size. These stores are designed and merchandised to appeal to the Naturalizer customer who is style and comfort conscious and who seeks quality and value in her footwear selections. In addition, the Company has repositioned its styles to focus on a younger, more active woman. The Naturalizer stores offer a selection of women's footwear styles, including dress, casual and athletic shoes, primarily under the Naturalizer brand. The Naturalizer brand is one of North America's leading women's footwear brands, providing stylish, comfortable and quality footwear in a variety of patterns and sizes. Retail price points are typically between $50 and $60 per pair.

Marketing programs for the Naturalizer stores have complemented the Company's Naturalizer brand advertising, building on the brand's consumer recognition and reinforcing the brand's added focus on style and quality. The Company utilizes a database marketing program, which targets and rewards frequent customers.

F.X. LaSalle

The Company operates 16 F.X. LaSalle retail stores, primarily in the Montreal, Canada market that sell better-grade men's and women's branded and private label footwear. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250. These stores average approximately 2,100 square feet.

A summary of retail footwear stores operated by the Company at each of the prior three fiscal year-ends follows:

	2000	1999	1998
Famous Footwear
Family footwear stores which feature a wide selection of brand-name, value-priced footwear; located in shopping centers and outlet and regional malls in the U.S.	925	867	827

Naturalizer
Stores selling the Naturalizer brand of women's footwear; located in regional malls, shopping centers and outlet malls in the U.S. and Canada.	465	470	446

F. X. LaSalle
Stores selling women's and men's better-grade branded footwear in major malls in Canada.	16	16	16
Total	1,406	1,353	1,289

ITEM 1 - BUSINESS (Continued)

E-Commerce

The Company operates an e-tailing site, naturalizeronline.com, which offers the same product selection to consumers as the Company's Naturalizer retail stores. This site functions as a retail outlet for the online consumer and serves as another brand building vehicle for Naturalizer.

In late 2000, the Company purchased a majority interest in Shoes.com, Inc., an existing e-tailing company. Using the Company's existing inventory, distribution network and information systems, the shoes.com site is scheduled to be relaunched as a multi-brand footwear site in Spring 2001. In addition, a famousfootwear.com site will be launched at the same time, which will operate as a Famous Footwear e-tailing store.

Wholesale Operations

The Company's Wholesale operation designs and markets branded, licensed, and private label dress, casual and athletic footwear for women, men and children at a variety of price points to approximately 2,300 retailers, including department stores, mass merchandisers, chains and independent retailers throughout the United States and Canada. The division is a resource for many of the nation's largest retailers, including Payless ShoeSource, Wal-Mart, The May Company, Federated, Dillards, Saks, Target, Sears, Talbots and Famous Footwear, as well as The Bay, Sears and Wal-Mart in Canada. Substantially all of the division's customers also sell shoes bought from competing footwear suppliers.

In fiscal 2000 the division provided its customers with approximately 60 million pairs of shoes. Substantially all of this footwear was imported through the Company's International division, except for those pairs produced at two company-owned manufacturing facilities in Canada.

Wholesale orders for shoes are solicited by the Company's sales force throughout the year. The sales force is generally responsible for managing the Company's relationships with its wholesale customers. Orders placed as a result of these sales efforts are taken before the shoes are sourced with delivery generally within three to four months thereafter. Footwear is sold to wholesale customers on both a first-cost and landed basis. First-cost sales are those in which the Company obtains title to footwear from its overseas suppliers and typically relinquishes title to customers at a designated overseas port. Landed sales are those in which the Company obtains title to the footwear from its overseas suppliers and maintains title until the footwear is inside the United States borders. After importing, the footwear may be sold directly to customers. Certain high-volume styles, particularly in the Naturalizer and Life Stride lines, are inventoried to allow prompt shipment on reorders.

ITEM 1 - BUSINESS (Continued)

In addition to orders placed through the Company's sales force, the Wholesale division allows its retail customers to directly check inventory of all wholesale product in Brown Shoe's distribution centers, place orders, and track expected product arrivals over its Internet site. Over 800 retailers utilize this e-commerce tool. In addition, the Company also provides these retailers with its "E-direct" system that allows them to sell out-of-stock product, with Brown Shoe Company then shipping the product directly to the consumer's home.

Major brand names owned by the Company include Naturalizer, LifeStride, LS Studio, Buster Brown, Airstep, Connie and Brown Shoe. Each of the Company's brands is targeted to a specific customer segment representing different styles and taste levels at different price points.

Introduced in 1927, Naturalizer is one of the nation's leading women's footwear brands and is the Company's flagship brand. Naturalizer products emphasize style, quality, comfort and fit with classic, relevant and up-to-date styling. This brand is sold in department stores, independent shoe stores, and in the Company's Naturalizer retail stores.

LifeStride, and its brand extension, LS Studio, is a leading entry-level price point, women's brand in department stores offering fashion-right styling.

The Buster Brown brand of children's footwear includes Buster Brown "classic" footwear offered to department stores and independent retailers including The May Company and Famous Footwear. The Company is capitalizing on the strength and recognition of the Buster Brown brand by marketing licensed and branded children's footwear under the Buster Brown & Co. umbrella. These products are sold to mass merchandisers including Wal-Mart, Payless ShoeSource and Target. Licensed products include Barbie, Digimon, Dragon Tales, NASCAR Racers, Bob the Builder, Spider-Man and Sammy Sosa. The Buster Brown & Co. umbrella provides customers with the comfort and assurance that these licensed products contain the quality that they are accustomed to receiving from Buster Brown shoes.

In addition to the above mentioned children's licenses, the Company has a long-term license agreement, which is renewable through 2014, to market the Dr. Scholl's brand of affordable, casual and work shoes for women and men both in the United States and Canada. The Company continually seeks and evaluates new license opportunities and has reached a preliminary license agreement to sell Star Wars footwear for the next movie, scheduled for release in fiscal 2002.

ITEM 1 - BUSINESS (Continued)

Products sold under license agreements, which are generally for an initial term of two or three years and subject to renewal, were responsible for approximately 6%, 8% and 8% of consolidated sales in fiscal 2000, 1999, and 1998, respectively. No single licensor represented greater than 5% of consolidated sales in fiscal 2000.

The Company continues to build on and take advantage of the heritage and consumer recognition of its traditional brands. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for the Company and its retail customers. In fiscal 2000, the division invested approximately $18 million in advertising and marketing support primarily for its Naturalizer and Life Stride brands. The Company continually focuses on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications.

At April 7, 2001, the Company's wholesale operations had a backlog of unfilled orders of approximately $150 million compared to $120 million on April 1, 2000. Most orders are for delivery within the next 90-120 days, and although orders are subject to cancellation, the Company has not experienced significant cancellations in the past. The backlog at a particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and the timing of licensed product releases such as movies or sporting events. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Brown Shoe International

The Brown Shoe International division sources substantially all of the footwear globally for the Company's Wholesale division and the Naturalizer Retail division, and a portion of the footwear sold by Famous Footwear. The division, which in 2000 sourced 60.1 million pairs of shoes, has developed a global sourcing capability through its relationships with approximately 100 third-party independent footwear manufacturers. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of its established relationships.

The Company currently maintains sourcing offices in Hong Kong, China, Brazil, Indonesia, Italy, Taiwan and Mexico. This structure enables the Company to source footwear at various price levels from significant shoe manufacturing regions of the world. In 2000, approximately three-fourths of the footwear sourced by Brown Shoe was from manufacturing facilities in China. The Company has the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of the Company's foreign sourcing in 2000:

ITEM 1 - BUSINESS (Continued)

Country	Millions of Pairs

China	45.0
Brazil	8.8
Indonesia	3.7
Italy	0.9
All Other	1.7
Total	60.1

The Company monitors the quality of the components of its footwear products prior to production and inspects prototypes of each footwear product before production runs are commenced. The Company also performs random in-line quality control checks during production and before footwear leaves the manufacturing facility.

The Company maintains separate design teams for each of its brands and the Company maintains a staff of footwear designers who are responsible for the creation and development of new product styles. The Company's designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. From a design center in Florence, Italy, the Company captures European influences like heel shapes and fabrics before appearing at retail. The design center is electronically linked to the Company's line builders in the United States who blend them with the latest U.S. fashion trends. When a new style is created, the Company's designers work closely with independent footwear manufacturers to translate their designs into new footwear styles.

Risk Factors

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

ITEM 1 - BUSINESS (Continued)

Competition and Changes in Consumer Preferences

Competition is intense in the footwear industry. Certain of the Company's competitors are larger and have substantially greater resources than the Company. The Company's success depends upon its ability to remain competitive in the areas of style, price and quality, among others, and in part on its ability to anticipate and respond to changing merchandise and fashion trends and consumer preferences and demands in a timely manner.

Furthermore, consumer preferences and purchasing patterns may be influenced by consumers' disposable income. Consequently, the success of the Company's operations may depend to a significant extent upon a number of factors affecting disposable income, including general economic conditions and factors such as employment, business conditions, consumer confidence, interest rates and taxation.

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

The Company relies heavily on independent third-party manufacturing facilities, primarily located in China. Historically, the trade relationship between the United States and China has not had a material adverse effect on the Company's business, financial condition or results of operations. There have been, however, and may in the future be, threats to the trade relationships between the United States and China, including past and future threats by the United States to deny Normal Trading Relations status to China. There can be no assurance the trade relationship between the United States and China will not worsen, and if it does worsen, there can be no assurance the Company's business, financial condition or results of operations will not be materially adversely affected thereby. Further, the Company cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although the Company believes it could find alternative manufacturing sources for those products it currently sources from China through its existing relationships with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of its Chinese manufacturing capacity would have a material adverse effect on the Company.

ITEM 1 - BUSINESS (Continued)

As is common in the industry, the Company does not have any long-term contracts with its independent third-party foreign manufacturers. There can be no assurance the Company will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, failure to meet production deadlines, or increases in manufacturing costs. Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies. Further, the Company's products depend on the availability of leather. Any significant shortage of quantities or increases in leather costs could have a material adverse effect on the Company's business and results of operations. Although the Company purchases products from certain foreign manufacturers in United States dollars and otherwise engages in foreign currency hedging transactions, there can be no assurance the Company will not experience foreign currency losses. The Company cannot predict whether additional United States or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of non-domestically produced products in the future or what effect such actions could have on its business, financial condition or results of operations.

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

Intellectual Property Risks

The success of the Company's Wholesale division has to date been due, in part, to the Company's ability to attract licensors which have strong, well-recognized characters and trademarks. The Company's license agreements are generally for an initial term of two to three years, subject to renewal, but even where the Company has longer term licenses or has an option to renew a license, such license is dependent upon the Company's achieving

ITEM 1 - BUSINESS (Continued)

certain results in marketing the licensed material. While the Company believes its relationships with its existing licensors are good and it believes it will be able to renew its existing licenses and obtain new licenses in the future, there can be no assurance the Company will be able to renew its current licenses or obtain new licenses to replace lost licenses. In addition, certain of the Company's license agreements are not exclusive and new or existing competitors may obtain similar licenses.

The Company believes that its trademarks and tradenames are important to its business and are generally sufficient to permit it to carry on its business as presently conducted and planned. The Company cannot, however, know whether it will be able to secure protection for its intellectual property in the future or if that protection will be adequate for future operations. Further, the Company faces the risk of ineffective protection of intellectual property rights in jurisdictions where it sources and distributes its products. The Company also cannot be certain that its activities do not infringe on the proprietary rights of others. If the Company is compelled to prosecute infringing parties, defend its intellectual property, or defend itself from intellectual property claims made by others, it may face significant expenses and liability.

Dependence on Major Branded Suppliers

The Company's Famous Footwear retail business purchases a substantial portion of its footwear products from major branded suppliers. While the Company believes its relationship with its existing suppliers is good, the loss of any of its major suppliers could have a material adverse effect on the Company's business, financial condition or results of operations. As is common in the industry, the Company does not have any long-term contracts with its suppliers. In addition, the success of the Company's financial performance is dependent on the ability of Famous Footwear to obtain product from its suppliers on a timely basis and on acceptable terms.

ITEM 2 - PROPERTIES

The Company owns its principal executive, sales and administrative offices in Clayton (St. Louis), Missouri. The Famous Footwear division operates from a leased office building in Madison, Wisconsin.

Most of the Company's wholesale footwear is processed through two company-owned distribution centers in Sikeston, Missouri and Fredericktown, Missouri, with 720,000 and 465,000 square feet, respectively. The Company also owns and operates two manufacturing facilities and a 150,000 square-foot distribution facility in Ontario, Canada. A leased sales office and showroom is maintained in New York City.

ITEM 2 - PROPERTIES (Continued)

The Company's retail footwear operations are conducted throughout the United States and Canada and involve the operation of 1,406 shoe stores, including 150 in Canada. All store locations are leased with more than half having renewal options. Famous Footwear operates a leased 750,000 square foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin, and a leased 800,000 square foot distribution center, including mezzanine levels, in Lebanon, Tennessee.

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the outcome of such proceedings and litigation currently pending will not have a materially adverse effect on the Company's results of operations or financial position.

The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating a residential area adjacent to owned property in Colorado, under the oversight of Colorado authorities. This residential area has been affected by types of solvents previously used at the facility. The Company is also remediating the owned property. In fiscal 2000, a class-action lawsuit was filed in Colorado state court against the Company and others related to this site. The Company does not believe the ultimate outcome of this lawsuit will have a materially adverse effect on its results of operations or financial condition. During fiscal 2000 and 1999, the Company incurred charges of $3.0 million and $1.8 million, respectively, related to this site.

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 23 years. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain landfills from the sale or disposal of solvents and other by-products from the closed tannery and shoe manufacturing facilities.

Based on information currently available, the Company has an accrued liability of $5.3 million, as of February 3, 2001, to complete the clean up at all sites. The ultimate cost may vary.

While the Company currently does not operate domestic manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the registrant and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire May, 2001.

Name	Age	Current Position

Ronald A. Fromm	50	Chairman of the Board, President and Chief Executive Officer

Brian C. Cook	61	Executive Vice President, Brown Shoe Company, and President, Famous Footwear

Byron D. Norfleet	39	President, Naturalizer Division

Michael I. Oberlander	32	Vice President, General Counsel and Corporate Secretary

Gary M. Rich	50	President, Brown Shoe Wholesale

Andrew. M. Rosen	50	Chief Financial Officer and Treasurer

Richard C. Schumacher	53	Vice President and Controller

David H. Schwartz	55	President, Brown Shoe International

Jeffery E. Struve	45	Senior Vice President, Human Resources

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

The period of service of each officer in the positions listed and other business experience are set forth below.

Ronald A. Fromm, Chairman of the Board, President and Chief Executive Officer of the registrant since January 1999. Vice President of the registrant from April 1998 to January 1999. Executive Vice President, Famous Footwear from September 1992 to March 1998. Vice President and Chief Financial Officer of Famous Footwear from 1988 to 1992.

Brian C. Cook, Executive Vice President of the registrant since January 1999; Vice President of the registrant from March 1992 to January 1999; President of Famous Footwear since 1981.

Byron D. Norfleet, President, Naturalizer Division since August 2000. Senior Vice President and General Manager, Naturalizer Retail from July 1998 to August 2000. Series of management positions with Genesco, Inc. from 1984 through 1998, most recently as Vice President - Jarman Lease.

Michael I. Oberlander, Vice President, General Counsel and Corporate Secretary since September 2000. Attorney, Bryan Cave LLP from 1993 to September 2000.

Gary M. Rich, President, Brown Shoe Wholesale since August 2000. President, Brown Pagoda from March 1993 to August 2000. President, Pagoda Trading Company, Inc. from June 1989 through March 1993. Executive Vice President, Sidney Rich Associates, Inc. from December 1980 through June 1989.

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

David H. Schwartz, President, Brown Shoe International since August 2000. President, Brown Sourcing from February 1996 to August 2000. President, Men's, Athletic and Children's Divisions from March 1995 to February 1996. President, Marathon Division, Pagoda from March 1981 to March 1995.

Jeffery E. Struve, Senior Vice President, Human Resources since September 2000. Vice President, Human Resources, Goldmine.com from June 2000 to August 2000. Senior Vice President, Human Resources, Mastercard International from April 1995 to June 2000.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

Common Stock market prices and dividends on page 56 of the Annual Report to Shareholders and the number of shareholders of record on page 58 of the Annual Report to Shareholders for the year ended February 3, 2001, are incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

Selected Financial Data on page 34 of the Annual Report to Shareholders for the year ended February 3, 2001, is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
         FINANCIAL CONDITION

Management's Discussion and Analysis of Operations and Financial Condition on pages 30 through 33 of the Annual Report to Shareholders for the year ended February 3, 2001, is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption "Derivative Financial Instruments" on pages 46 through 47 of the Annual Report for Shareholders to the year ended February 3, 2001, is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries on pages 35 through 55, and the supplementary financial information on page 56 of the Annual Report to Shareholders for the year ended February 3, 2001, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company on pages 4 through 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2001, is incorporated herein by reference. Information regarding Executive Officers of the Company is included in Part I of this Form 10-K following Item 4 and information regarding Section 16 Beneficial Ownership Reporting Compliance on pages 18 and 19 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2001, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding Executive Compensation on pages 10 through 17 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2001, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Company Stock Ownership by Directors and Executive Officers on page 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2001, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) and (2)	The response to this portion of Item 14 is submitted as a separate section of this report.

(a)	(3)	Exhibits

Exhibit No.:
	3. (a)	Certificate of Incorporation of the Company as amended through February 16, 1984, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended November 1, 1986.

	(a) (i)	Amendment of Certificate of Incorporation of the Company filed February 20, 1987, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1988.

	(a) (ii)	Amendment to Certificate of Incorporation of the Company filed May 27, 1999, incorporated herein by reference to Exhibit 3 to the Company's report on Form 10-Q for the quarter ended May 1, 1999.

	(b)	Bylaws of the Company as amended through March 2, 2000, incorporated herein by reference to Exhibit 3 to the Company's report on Form 10-K for the fiscal year ended January 29, 2000.

	4. (a)	Rights Agreement dated as of March 7, 1996 between the Company and First Chicago Trust Company of New York, which includes as Exhibit A the form of Rights Certificate evidencing the Company's Common Stock Purchase Rights, incorporated herein by reference to the Company's Form 8-K dated March 8, 1996.

	(a) (i)	Amendment to Rights Agreement between Brown Shoe Company, Inc. and First Chicago Trust Company of New York, dated as of July 8, 1997, effective August 11, 1997, incorporated herein by reference to the Company's Form 8-K dated August 8, 1997.

Exhibit No.:
(b)	Credit Agreement dated as of November 20, 2000, between the Company as Borrower, certain of the Company's wholly owned subsidiaries as Guarantors, the Lenders named therein, Bank One, NA as Administrative Agent, and Bank of America, N.A., as Syndication Agent, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

(c)	Indenture dated as of October 1, 1996, between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to the Company's Form 8-K dated October 7, 1996.

(c) (i)	First Supplemental Indenture dated as of January 9, 1997, between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to the Company's Form 8-K dated January 9, 1997.

(c) (ii)	Second Supplemental Indenture dated as of January 23, 1998, between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to the Company's Form 10-K dated January 31, 1998.

(c) (iii)	Third Supplemental Indenture dated as of November 20, 2000, between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

(d)	Senior Note Agreement, dated as of October 24, 1995, between the Company and Prudential Insurance Company of America, as amended, incorporated herein by reference to the Company's Form 10-K dated February 1, 1997.

(d) (i)	Amendment No. 2, dated October 7, 1997, to the Senior Note Agreement between the Company and Prudential Insurance Company of America, as amended, incorporated herein by reference to the Company's Form 10-Q dated November 1, 1997.

Exhibit No.:
(d) (ii)	Amendment No. 3, dated January 7, 1999, to the Senior Note Agreement between the Company and Prudential Insurance Company of America, as amended, incorporated herein by reference to the Company's Form 10-K dated January 30, 1999.

(d) (iii)	Amendment No. 4, dated November 20, 2000, to the Senior Note Agreement between the Company and Prudential Insurance Company of America, as amended, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

(e)	Certain instruments with respect to the long-term debt of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the amount of debt authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10. (a) *	Fourth Amendment to the Brown Group, Inc. Executive Retirement Plan, amended and restated as of January 1, 1998, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

(a) (i) *	Fifth Amendment to the Brown Group, Inc. Executive Retirement Plan, dated January 7, 2000, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

(b) *	Stock Option and Restricted Stock Plan of 1987, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 26, 1988.

(c) *	Stock Option and Restricted Stock Plan of 1994, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 17, 1996.

(d) *	Stock Option and Restricted Stock Plan of 1998, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 24, 1998.

Exhibit No.:
(e) *	Incentive and Stock Compensation Plan of 1999, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 26, 1999.

(e) (i) *	Amendment to Incentive and Stock Compensation Plan of 1999, dated May 27, 1999, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

(e) (ii)*	First Amendment to the Incentive and Stock Compensation Plan of 1999, dated January 7, 2000, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

(f) *	Employment Agreement, dated October 5, 2000 between the Company and Ronald A. Fromm, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

(g) *	Severance Agreement, dated July 27, 1998 between the Company and Brian C. Cook, incorporated herein by reference to the Company's Form 10-Q dated August 1, 1998.

(h) *	Severance Agreement, dated October 5, 2000, between the Company and Gary M. Rich, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

(i) *	Severance Agreement, dated October 5, 2000 between the Company and David H. Schwartz, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

(j) *	Severance Agreement, dated October 5, 2000 between the Company and Charles C. Gillman, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

Exhibit No.:

	(k) *	Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to the Company's Form 10-K dated January 29, 2000.

	13.	Annual Report to Shareholders of Brown Shoe Company, Inc. for the fiscal year ended February 3, 2001. Such report, except for portions specifically incorporated by reference herein, is furnished for the information of the SEC and is not "filed" as part of this report.

	21.	Subsidiaries of the registrant.

	23.	Consent of Independent Auditors.

	24.	Power of attorney (contained on signature page).

(b)		Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended February 3, 2001.

(c)		Exhibits:

Exhibits begin on page 28 of this Form 10-K. On request copies of any exhibit will be furnished to shareholders upon payment of the Company's reasonable expenses incurred in furnishing such exhibits.

(d)		Financial Statement Schedules: See page 25.

*Denotes management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: April 19, 2001	/s/ Andrew M. Rosen
Chief Financial Officer and Treasurer On Behalf of the Company as the Principal Financial Officer

Know all men by these presents, that each person whose signature appears below constitutes and appoints Andrew M. Rosen his or her true and lawful attorney in fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney in fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 19, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ Ronald A. Fromm	Chairman of the Board of Directors President and Chief Executive Officer and on behalf of the Company as Principal Executive Officer
Ronald A. Fromm

/s/ Andrew M. Rosen	Chief Financial Officer and Treasurer
Andrew M. Rosen

/s/ Richard C. Schumacher	Vice President and Controller and on behalf of the Company as Principal Accounting Officer
Richard C. Schumacher

Signatures	Title

Director
Joseph L. Bower

/s/ Julie C. Esrey	Director
Julie C. Esrey

Director
Richard A. Liddy

/s/ John Peters MacCarthy	Director
John Peters MacCarthy

/s/ Patricia G. McGinnis	Director
Patricia G. McGinnis

Director
W. Patrick McGinnis

/s/ Jerry E. Ritter	Director
Jerry E. Ritter

ANNUAL REPORT ON FORM 10-K

ITEM 14 (a) (1) and (2)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

YEAR ENDED FEBRUARY 3, 2001

BROWN SHOE COMPANY, INC.

ST. LOUIS, MISSOURI

FORM 10-K - ITEM 14 (a) (1) and (2)
BROWN SHOE COMPANY, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Brown Shoe Company, Inc. and subsidiaries included in the annual report of the registrant to shareholders for the year ended February 3, 2001, are incorporated by reference in Item 8:

Consolidated Balance Sheets - February 3, 2001, and January 29, 2000.

Consolidated Earnings - Years ended February 3, 2001, January 29, 2000, and January 30, 1999.

Consolidated Cash Flows - Years ended February 3, 2001, January 29, 2000, and January 30, 1999.

Consolidated Shareholders' Equity - Years ended February 3, 2001, January 29, 2000, and January 30, 1999.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

BROWN SHOE COMPANY, INC.

Col. A.	Col. B	Col. C		Col. D	Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe	Balance At End Of Period
(Thousands)
YEAR ENDED FEBRUARY 3, 2001

Deducted from assets:
For doubtful accounts and discounts	$8,088	$1,554	C	$3,779-A	$5,863

YEAR ENDED JANUARY 29, 2000

Deducted from assets:
For doubtful accounts and discounts	$9,820	$2,234	C	$3,966-A	$8,088

YEAR ENDED JANUARY 30, 1999

Deducted from assets:
For doubtful accounts and discounts	$9,925	$2,772	C	$2,877-A	$9,820

A. Accounts written off, net of recoveries and discounts taken.

BROWN SHOE COMPANY, INC.

ANNUAL REPORT TO SHAREHOLDERS ON FORM 10-K

INDEX TO EXHIBITS

Exhibits

13.	2000 Annual Report to Shareholders of Brown Shoe Company, Inc.

21.	Subsidiaries of the registrant

23.	Consent of Independent Auditors

24.	Power of Attorney (see signature page)