Form 10-Q
period 2001-05-05
BROWN SHOE CO INC/
filed 2001-06-15
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 5, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [x]   No [  ]

   As of June 2, 2001, 17,444,938 shares of the registrant's common stock were outstanding.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)
(Unaudited)
May 5, 2001		April 29, 2000	February 3, 2001

ASSETS
Current Assets
Cash and Cash Equivalents	$35,971	$32,509	$50,491
Receivables, net	54,605	56,360	64,403
Inventories	452,170	424,101	427,830
Other Current Assets	20,375	20,164	20,008

Total Current Assets	563,121	533,134	562,732

Other Assets	86,422	77,918	86,732

Property and Equipment	249,821	234,304	245,608
Less Allowances for Depreciation and Amortization	(159,683)	(150,311)	(155,003)

	90,138	83,993	90,605

	$739,681	$695,045	$740,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$75,000	$16,743	$66,500
Accounts Payable	128,469	149,945	127,887
Accrued Expenses	76,556	78,806	89,954
Income Taxes	3,345	3,321	1,850
Current Maturities of Long-Term Debt	25,000	10,000	10,000

Total Current Liabilities	308,370	258,815	296,191

Long-Term Debt and Capitalized Lease Obligations	137,039	162,035	152,037
Other Liabilities	21,138	20,149	21,869

Shareholders' Equity
Common Stock	65,434	68,498	65,477
Additional Capital	47,488	49,072	46,578
Unamortized Value of Restricted Stock	(2,655)	(3,340)	(2,386)
Accumulated Other Comprehensive Loss	(7,999)	(6,811)	(7,138)
Retained Earnings	170,866	146,627	167,441

	273,134	254,046	269,972

	$739,681	$695,045	$740,069

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(Thousands, except per share)
	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000

Net Sales	$436,138	$394,757
Cost of Goods Sold	261,090	232,783

Gross Profit	175,048	161,974

Selling and Administrative Expenses	160,049	147,943
Interest Expense	5,517	4,265
Other (Income) Expense	55	(174)

Earnings Before Income Taxes	9,427	9,940

Income Tax Provision	3,016	3,392

NET EARNINGS	$6,411	$6,548

BASIC EARNINGS PER COMMON SHARE	$.37	$.37

DILUTED EARNINGS PER COMMON SHARE	$.36	$.36

DIVIDENDS PER COMMON SHARE	$.10	$.10

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Thousands)

	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000

Net Cash Used by Operating Activities	$(14,198)	$(11,384)

Investing Activities:
Capital expenditures	(6,147)	(5,320)
Other	101	129

Net Cash Used by Investing Activities	(6,046)	(5,191)

Financing Activities:
Increase in short-term notes payable	8,500	16,743
Payments for purchase of treasury stock	(2,198)	-
Proceeds from stock options exercised	1,169	10
Dividends paid	(1,747)	(1,827)

Net Cash Provided by Financing Activities	5,724	14,926

Decrease in Cash and Cash Equivalents	(14,520)	(1,649)

Cash and Cash Equivalents at Beginning of Period	50,491	34,158

Cash and Cash Equivalents at End of Period	$35,971	$32,509

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company's financial condition, results of operations, and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The fiscal 2000 Statement of Income has been reclassified to conform to the fiscal 2001 presentation, whereby royalty income, previously reflected in Other Income, has been reclassified to Net Sales.

The Company's business is subject to seasonal influences, and interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report and Form 10-K for the year ended February 3, 2001.

Note B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods ended May 5, 2001 and April 29, 2000 (000's, except per share data):

	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000

Numerator:
Net earnings - Basic and Diluted	$6,411	$6,548

Denominator:
Weighted average shares outstanding - Basic	17,145	17,919
Effect of potentially dilutive securities	501	141

Weighted average shares outstanding - Diluted	17,646	18,060

Basic earnings per common share	$.37	$.37

Diluted earnings per common share	$.36	$.36

Note C - Comprehensive Income

Comprehensive Income includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended May 5, 2001 and April 29, 2000 (000's):

	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000

Net Earnings	$6,411	$6,548
Foreign Currency Translation Adjustment	(906)	(777)
Unrealized Gains on Derivative Instruments	45	-

Comprehensive Income	$5,550	$5,771

Note D - Business Segment Information

Applicable business segment information is as follows for the periods ended May 5, 2001 and April 29, 2000 (000's):

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended May 5, 2001

External Sales	$255,728	$129,422	$50,985	$3	$436,138
Intersegment Sales	-	43,048	-	-	43,048
Operating profit (loss)	9,854	11,362	(561)	(5,403)	15,252

Thirteen Weeks Ended April 29, 2000

External Sales	$236,952	$110,823	$46,982	$-	$394,757
Intersegment Sales	-	48,973	-	-	48,973
Operating profit (loss)	11,018	8,060	(1,724)	(3,226)	14,128

Reconciliation of operating profit to earnings before income taxes (000's):

	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000

Total operating profit	$15,252	$14,128
Interest expense	5,517	4,265
Non-operating other (income) expense	308	(77)

Earnings before income taxes	$9,427	$9,940

Operating profit represents gross profit less selling and administrative expenses and other operating income or expense. The "Other" segment includes Corporate selling and administrative expenses, which are not allocated to the operating units and the Company's investment in Shoes.com, Inc., a footwear e-commerce company.

Note E - New Accounting Standard

On February 4, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes standards for recognition and measurement of derivatives and hedging activities. In adoption of this standard at the beginning of fiscal 2001, the Company recorded a cumulative transition adjustment to increase Other Comprehensive Income by $0.3 million (net of tax), to recognize the fair value of its derivative instruments. The Company expects to reclassify all of the transition adjustment into earnings in 2001.

The Company uses derivative financial instruments, primarily foreign exchange contracts and interest rate swaps, to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. These derivatives, designated as cash flow hedges, are used to hedge the procurement of footwear from foreign countries and the variability of cash flows paid on variable-rate debt. The terms of these instruments are generally less than one year. The effective portions of changes in the fair value of derivatives are recorded in Other Comprehensive Income and reclassified to earnings when the hedged item affects earnings. The ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings.

During the first quarter of fiscal 2001, changes in fair value of derivatives and reclassifications from Other Comprehensive Income to earnings reduced the initial transition adjustment, resulting in an increase in Other Comprehensive Income of $45,000, net of tax, for the quarter. Hedge ineffectiveness for the first quarter of 2001 was immaterial.

Note F - Consolidation

The consolidated financial statements include the accounts of Brown Shoe Company, Inc. and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions. Prior to the first quarter of 2001, the accounts of the Company's Brown Pagoda division were consolidated on a calendar year basis, which was approximately one month earlier than the rest of the Company. In the first quarter of 2001, this one-month reporting lag was eliminated to provide uniform reporting. As a result, the earnings for this division in the month of January, 2001 of $0.2 million were credited directly to Retained Earnings.

Note G - Condensed Consolidated Financial Information

Certain of the Company's debt is fully unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries and the Canadian subsidiary of the Company. Accordingly, condensed consolidating balance sheets as of May 5, 2001 and April 29, 2000, and the related condensed consolidating statements of earnings and cash flows for the thirteen weeks ended May 5, 2001 and April 29, 2000 are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 5, 2001

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current Assets
Cash and cash equivalents	$3,057	$8,707	$24,207	$-	$35,971
Receivables, net	30,635	13,113	10,857	-	54,605
Inventories	44,891	415,624	109	(8,454)	452,170
Other current assets (liabilities)	(7,321)	21,921	1,041	4,734	20,375

Total Current Assets	71,262	459,365	36,214	(3,720)	563,121
Other Assets	50,818	31,680	3,928	(4)	86,422
Property and Equipment, net	14,778	74,163	1,197	-	90,138
Investment in Subsidiaries	291,372	22,940	-	(314,312)	-

Total Assets	$428,230	$588,148	$41,339	$(318,036)	$739,681

Liabilities & Shareholders' Equity
Current Liabilities
Notes payable	$75,000	$-	$-	$-	$75,000
Accounts payable	3,793	115,416	9,260	-	128,469
Accrued expenses	18,696	52,269	4,969	622	76,556
Income taxes	(291)	1,589	1,748	299	3,345
Current maturities of long-term debt	25,000	-	-	-	25,000

Total Current Liabilities	122,198	169,274	15,977	921	308,370
Long-Term Debt and Capitalized Lease Obligations	137,039	-	-	-	137,039
Other Liabilities (Assets)	21,142	(1,249)	1,245	-	21,138
Intercompany Payable (Receivable)	(125,283)	123,111	1,702	470	-
Shareholders' Equity	273,134	297,012	22,415	(319,427)	273,134

Total Liabilities and Shareholders' Equity	$428,230	$588,148	$41,339	$(318,036)	$739,681

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
THIRTEEN WEEKS ENDED MAY 5, 2001

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Sales	$69,101	$374,224	$63,673	$(70,860)	$436,138
Cost of goods sold	46,015	229,586	55,502	(70,013)	261,090

Gross profit	23,086	144,638	8,171	(847)	175,048

Selling and administrative expenses	22,035	134,375	4,486	(847)	160,049
Interest expense	5,486	8	23	-	5,517
Intercompany interest (income) expense	(3,964)	3,966	(2)	-	-
Other (income) expense	397	(15)	(327)	-	55
Equity in earnings of subsidiaries	(7,729)	(4,262)	-	11,991	-

Earnings Before Income Taxes	6,861	10,566	3,991	(11,991)	9,427
Income tax provision	450	2,540	26	-	3,016

Net Earnings	$6,411	$8,026	$3,965	$(11,991)	$6,411

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTEEN WEEKS ENDED MAY 5, 2001

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Cash Provided (Used) by Operating Activities	$(2,964)	$(17,227)	$5,994	$(1)	$(14,198)

Investing Activities:
Capital expenditures	(945)	(4,867)	(335)	-	(6,147)
Other	101	-	-	-	101

Net Cash Provided (Used) by Investing Activities	(844)	(4,867)	(335)	-	(6,046)

Financing Activities:
Increase in short-term notes payable	8,500	-	-	-	8,500
Proceeds from stock options exercised	1,169	-	-	-	1,169
Payments for purchase of Treasury stock	(2,198)	-	-	-	(2,198)
Dividends paid	(1,747)	-	-	-	(1,747)
Intercompany financing	(5,842)	16,168	(16,527)	6,201	-

Net Cash Provided (Used) by Financing Activities	(118)	16,168	(16,527)	6,201	5,724

Increase (Decrease) in Cash and Cash Equivalents	(3,926)	(5,926)	(10,868)	6,200	(14,520)
Cash and Cash Equivalents at Beginning of Period	6,983	14,633	35,075	(6,200)	50,491

Cash and Cash Equivalents at End of Period	$3,057	$8,707	$24,207	$-	$35,971

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 29, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current Assets
Cash and cash equivalents	$1,246	$7,614	$23,649	$-	$32,509
Receivables, net	29,188	16,891	10,281	-	56,360
Inventories	42,510	392,399	144	(10,952)	424,101
Other current assets (liabilities)	(5,270)	20,175	816	4,443	20,164

Total Current Assets	67,674	437,079	34,890	(6,509)	533,134
Other Assets	51,469	26,160	293	(4)	77,918
Property and Equipment, net	14,374	68,820	799	-	83,993
Investment in Subsidiaries	253,636	4,432	-	(258,068)	-

Total Assets	$387,153	$536,491	$35,982	$(264,581)	$695,045

Liabilities & Shareholders' Equity
Current Liabilities
Notes payable	$14,000	$2,743	$-	$-	$16,743
Accounts payable	4,596	135,966	9,383	-	149,945
Accrued expenses	18,885	53,053	5,946	922	78,806
Income taxes	(937)	2,260	1,625	373	3,321
Current maturities of long-term debt	10,000	-	-	-	10,000

Total Current Liabilities	46,544	194,022	16,954	1,295	258,815
Long-Term Debt and Capitalized Lease Obligations	162,035	-	-	-	162,035
Other Liabilities (Assets)	20,836	(714)	27	-	20,149
Intercompany Payable (Receivable)	(96,308)	88,350	14,569	(6,611)	-
Shareholders' Equity	254,046	254,833	4,432	(259,265)	254,046

Total Liabilities and Shareholders' Equity	$387,153	$536,491	$35,982	$(264,581)	$695,045

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
THIRTEEN WEEKS ENDED APRIL 29, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Sales	$68,806	$352,568	$52,347	$(78,964)	$394,757
Cost of goods sold	50,315	215,236	46,196	(78,964)	232,783

Gross profit	18,491	137,332	6,151	-	161,974

Selling and administrative expenses	17,890	127,409	2,986	(342)	147,943
Interest expense	4,210	45	10	-	4,265
Intercompany interest (income) expense	(3,114)	3,121	(7)	-	-
Other (income) expense	(308)	(22)	(186)	342	(174)
Equity in earnings of subsidiaries	(7,198)	(3,224)	-	10,422	-

Earnings Before Income Taxes	7,011	10,003	3,348	(10,422)	9,940
Income tax provision	463	2,805	124	-	3,392

Net Earnings	$6,548	$7,198	$3,224	$(10,422)	$6,548

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTEEN WEEKS ENDED APRIL 29, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Cash Provided (Used) by Operating Activities	$(13)	$(10,254)	$(925)	$(192)	$(11,384)

Investing Activities:
Capital expenditures	(120)	(5,176)	(24)	-	(5,320)
Other	129	-	-	-	129

Net Cash Provided (Used) by Investing Activities	9	(5,176)	(24)	-	(5,191)

Financing Activities:
Increase in short-term notes payable	14,000	2,743	-	-	16,743
Proceeds from stock options exercised	10	-	-	-	10
Dividends paid	(1,827)	-	-	-	(1,827)
Intercompany financing	(19,784)	15,747	3,845	192	-

Net Cash Provided (Used) by of Financing Activities	(7,601)	18,490	3,845	192	14,926

Increase (Decrease) in Cash and Cash Equivalents	(7,605)	3,060	2,896	-	(1,649)
Cash and Cash Equivalents at of Beginning of Period	8,851	4,554	20,753	-	34,158

Cash and Cash Equivalents at End of Period	$1,246	$7,614	$23,649	$-	$32,509

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended May 5, 2001 compared to the Quarter ended April 29, 2000

Consolidated net sales for the first quarter ended May 5, 2001 were $436.1 million compared to $394.8 million in the quarter ended April 29, 2000. Net earnings of $6.4 million for the first quarter of 2001 compares to net earnings of $6.5 million in the first quarter of 2000. Diluted earnings per share was $.36 in both years.

Famous Footwear achieved a sales increase of 7.9% during the first quarter of 2001 to $255.7 million. The increase was driven by 49 more stores (including 26 stores acquired in August 2000 located primarily in the Milwaukee, Wisconsin area), resulting in a total of 919 stores in operation, partially offset by a 3.7% same-store sales decline. Operating earnings for the first quarter of 2001 decreased 10.6% to $9.9 million from $11.0 million last year, due to the lower same-store sales. Reduced traffic in outlet center stores combined with advertising that coincided with poor weather early in the quarter contributed to the decline in same-store sales.

The Company's wholesale operations had net sales of $129.4 million during the first quarter of 2001 compared to $110.8 million last year. This sales increase was primarily due to higher sales of Naturalizer branded product as well as private label women's and children's product. Operating earnings of $11.4 million increased from $8.1 million in the first quarter of 2000 primarily as a result of the higher sales.

In the Company's Naturalizer Retail operations, including stores in both the United States and Canada, net sales increased 8.5% to $51.0 million in the first quarter of 2001. Same-store sales in the first quarter of 2001 increased 5.9% in the United States and 15.1% in Canada. The Company had 19 less stores in operation in the United States in 2001 and had 14 more stores in operation in Canada than in 2000. At the end of the first quarter of 2001, 475 stores were in operation including 320 stores in the United States and 155 stores in Canada. Total Naturalizer Retail operations reported an operating loss of $.6 million in the first quarter of fiscal 2001 compared to a loss of $1.7 million in 2000. The improvement was primarily due to the higher sales and was net of a charge of approximately $0.6 million relating to the closure of underperforming stores during the first quarter of fiscal 2001.

Consolidated gross profit as a percent of sales decreased to 40.1% from 41.0% during the same period last year. This decrease was primarily due to lower margins in the Company's wholesaling operations as a result of higher promotional activities, with some impact from the shift in the mix of business from retail to wholesale, which carries a lower gross profit rate.

Selling and administrative expenses as a percent of sales decreased to 36.7% from 37.5% during the same period last year. This decrease was due to lower expenses within the wholesale operations partially offset by higher expenses within the retail operations and a lower mix of retail sales, which carry a higher expense rate.

The consolidated tax rate was 32.0% of pre-tax income for the first quarter of 2001 compared to 34.1% last year. The decrease from last year's effective tax rate reflects a projected lower annual effective tax rate for fiscal 2001 than was anticipated for fiscal 2000 at the end of the first quarter of fiscal 2000.

Financial Condition

A summary of key financial data and ratios at the dates indicated is as follows:

	May 5, 2001	April 29, 2000	February 3, 2001

Working Capital (millions)	$254.8	$274.3	266.5

Current Ratio	1.8:1	2.1:1	1.9:1

Total Debt as a Percentage of Total Capitalization	46.5%	42.6%	45.8%

Cash usage from operating activities for the first quarter of fiscal 2001 was $14.2 million versus $11.4 million last year. This decline resulted primarily from a smaller reduction in accounts receivable compared to last year due to higher sales in the Company's wholesale operations.

The increase in the ratio of total debt as a percentage of total capitalization at May 5, 2001, compared to the end of fiscal 2000, is due to cash usage in the first quarter related to a seasonal increase in inventories. At May 5, 2001, $75.0 million was borrowed and $7.4 million of letters of credit were outstanding under the Company's $165.0 million revolving bank Credit Agreement.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the first quarter of fiscal 2001, the Company purchased 122,400 shares at a cost of $2.2 million under this authorization. Through the end of the first quarter of 2001, the Company has repurchased a total of 905,400 shares for approximately $10.9 million under this authorization.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Item 1 of the Company's fiscal 2000 Annual Report on Form 10-K, detailed risk factors that could cause variations in results to occur are listed and further discussed. Such description is incorporated herein by reference.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company's Annual Report and Form 10-K for the year ended February 3, 2001.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material developments during the quarter ended May 5, 2001 in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended February 3, 2001. Item 4 - Submission of Matters to a Vote of Security Holders At the Annual Meeting of Shareholders held on May 24, 2001, one proposal described in the Notice of Annual Meeting of Shareholders dated April 19, 2001, was voted upon.           1.  The shareholders elected three directors, Julie C. Esrey, Richard A. Liddy and John Peters MacCarthy for terms of three years each.

Directors	For	Withheld

Julie C. Esrey	15,197,364	121,571
Richard A. Liddy	15,193,867	125,068
John Peters MacCarthy	15,190,386	128,549

Item 6 - Exhibits and Reports on Form 8-K

(a)	(3)	(a)	Certificate of Incorporation of the Company as amended through February 16, 1984, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended November 1, 1986.

		(a) (i)	Amendment of Certificate of Incorporation of the Company filed February 20, 1987, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended January 30, 1988.

		(a) (ii)	Amendment of Certificate of Incorporation of the Company filed May 27, 1999, incorporated herein by reference to Exhibit 3 to the Company's report on Form 10-Q for the quarter ended May 1, 1999.

		(b)	Bylaws of the Company as amended through March 2, 2000, incorporated herein by reference to Exhibit 3 to the Company's report on Form 10-K for the fiscal year ended January 29, 2000.

(b)	Reports on Form 8-K:

The Company filed a current report on Form 8-K dated February 22, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: June 15, 2001	/s/ Andrew M. Rosen
Chief Financial Officer and Treasurer On Behalf of the Corporation as the Principal Financial Officer