Form 10-Q
period 2001-08-04
BROWN SHOE CO INC/
filed 2001-09-17
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 4, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [x]   No [  ]

     As of September 1, 2001, 17,468,485 shares of the registrant's common stock were outstanding.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)
(Unaudited)
August 4, 2001		July 29, 2000	February 3, 2001

ASSETS
Current Assets
Cash and Cash Equivalents	$47,126	$31,945	$50,491
Receivables	63,760	60,832	64,403
Inventories	496,951	447,817	427,830
Other Current Assets	24,405	22,572	20,008

Total Current Assets	632,242	563,166	562,732

Other Assets	87,814	77,119	86,732

Property and Equipment	250,069	240,945	245,608
Less Allowances for Depreciation and Amortization	(160,730)	(153,155)	(155,003)

	89,339	87,790	90,605

	$809,395	$728,075	$740,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$68,000	$14,000	$66,500
Accounts Payable	200,801	170,303	127,887
Accrued Expenses	77,150	85,750	89,954
Income Taxes	3,574	6,500	1,850
Current Maturities of Long-Term Debt	28,550	10,000	10,000

Total Current Liabilities	378,075	286,553	296,191

Long-Term Debt and Capitalized Lease Obligations	133,489	162,035	152,037
Other Liabilities	20,278	19,657	21,869

Shareholders' Equity
Common Stock	65,506	67,882	65,477
Additional Capital	47,842	48,514	46,578
Unamortized Value of Restricted Stock	(2,244)	(2,932)	(2,386)
Accumulated Other Comprehensive Loss	(8,192)	(6,752)	(7,138)
Retained Earnings	174,641	153,118	167,441

	277,553	259,830	269,972

	$809,395	$728,075	$740,069

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Thousands, except per share)
	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Net Sales	$442,079	$419,147	$878,217	$813,904
Cost of Goods Sold	272,535	251,056	533,625	483,839

Gross Profit	169,544	168,091	344,592	330,065

Selling & Administrative Expenses	158,504	150,392	318,553	298,335
Interest Expense	5,247	4,314	10,764	8,579
Other Income	(2,032)	(333)	(1,977)	(507)

Earnings Before Income Taxes	7,825	13,718	17,252	23,658

Income Tax Provision	2,030	4,520	5,046	7,912

NET EARNINGS	$5,795	$9,198	$12,206	$15,746

BASIC EARNINGS PER COMMON SHARE	$.34	$.51	$.71	$.88

DILUTED EARNINGS PER COMMON SHARE	$.33	$.51	$.69	$.87

DIVIDENDS PER COMMON SHARE	$.10	$.10	$.20	$.20

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Twenty-six Weeks Ended
	August 4, 2001	July 29, 2000

Net Cash Provided by Operating Activities	$9,031	$3,158

Investing Activities:
Capital expenditures	(11,684)	(14,655)
Other	2,080	805

Net Cash Used by Investing Activities	(9,604)	(13,850)

Financing Activities:
Increase in short-term notes payable	1,500	14,000
Payments for purchase of treasury stock	(2,630)	(1,883)
Proceeds from stock options exercised	1,830	10
Dividends paid	(3,492)	(3,648)

Net Cash (Used) Provided by Financing Activities	(2,792)	8,479

Decrease in Cash and Cash Equivalents	(3,365)	(2,213)

Cash and Cash Equivalents at Beginning of Period	50,491	34,158

Cash and Cash Equivalents at End of Period	$47,126	$31,945

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company's financial condition, results of operations, and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

The fiscal 2000 Condensed Consolidated Statements of Earnings have been reclassified to conform to the fiscal 2001 presentation, whereby royalty income, previously reflected in Other Income, has been reclassified to Net Sales.

The Company's business is subject to seasonal influences, and interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report and Form 10-K for the year ended February 3, 2001.

Note B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended August 4, 2001 and July 29, 2000 ($000's, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Numerator:
Net earnings - Basic and Diluted	$5,795	$9,198	$12,206	$15,746

Denominator:
Weighted average shares outstanding - Basic	17,182	17,863	17,164	17,891
Effect of potentially dilutive securities	444	194	472	167

Weighted average shares outstanding - Diluted	17,626	18,057	17,636	18,058

Basic earnings per common share	$.34	$.51	$.71	$.88

Diluted earnings per common share	$.33	$.51	$.69	$.87

Note C - Comprehensive Income

Comprehensive Income includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended August 4, 2001 and July 29, 2000 (000's):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Net Earnings	$5,795	$9,198	$12,206	$15,746

Other Comprehensive Income:
Foreign Currency Translation Adjustment	110	59	(796)	(718)
Unrealized Losses on Derivative Instruments	(303)	-	(258)	-

	(193)	59	(1,054)	(718)

Comprehensive Income	$5,602	$9,257	$11,152	$15,028

Note D - Business Segment Information

Applicable business segment information is as follows for the periods ended August 4, 2001 and July 29, 2000 (000's):

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended August 4, 2001

External Sales	$266,432	$120,889	$54,567	$191	$442,079
Intersegment Sales	41	33,379	-	47	33,467
Operating profit (loss)	(262)	13,658	1,530	(3,626)	11,300

Thirteen Weeks Ended July 29, 2000

External Sales	$254,072	$110,021	$55,054	$-	$419,147
Intersegment Sales	-	40,422	-	-	40,422
Operating profit (loss)	13,482	5,507	1,711	(2,923)	17,777

Twenty-six Weeks Ended August 4, 2001

External Sales	$522,160	$250,311	$105,552	$194	$878,217
Intersegment Sales	41	76,427	-	47	76,515
Operating profit (loss)	9,592	25,020	968	(9,029)	26,551

Twenty-six Weeks Ended July 29, 2000

External Sales	$491,024	$220,843	$102,037	$-	$813,904
Intersegment Sales	-	89,397	-	-	89,397
Operating profit (loss)	24,500	13,566	(13)	(6,149)	31,904

Reconciliation of operating profit to earnings before income taxes (000's):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Total operating profit	$11,300	$17,777	$26,551	$31,904
Interest expense	(5,247)	(4,314)	(10,764)	(8,579)
Non-operating other income	1,772	255	1,465	333

Earnings before income taxes	$7,825	$13,718	$17,252	$23,658

Operating profit represents gross profit less selling and administrative expenses and other operating income or expense. The "Other" segment includes Corporate selling and administrative expenses, which are not allocated to the operating units, and the Company's investment in Shoes.com, Inc., a footwear e-commerce company.

Note E - New Accounting Standards

On February 4, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes standards for recognition and measurement of derivatives and hedging activities. In adoption of this statement at the beginning of fiscal 2001, the Company recorded a cumulative transition adjustment to increase Other Comprehensive Income by $0.3 million (net of tax), to recognize the fair value of its derivative instruments. The Company expects to reclassify all of the transition adjustment into earnings in 2001.

The Company uses derivative financial instruments, primarily foreign exchange contracts and interest rate caps and swaps, to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. These derivatives, designated as cash flow hedges, are used to hedge the procurement of footwear from foreign countries and the variability of cash flows paid on variable-rate debt. The terms of these instruments are generally less than one year. The effective portions of changes in the fair value of derivatives are recorded in Other Comprehensive Income and reclassified to earnings when the hedged item affects earnings. The ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings.

During the first six months of fiscal 2001, changes in fair value of derivatives and reclassifications from Other Comprehensive Income to earnings reduced the initial transition adjustment, resulting in a decrease in Other Comprehensive Income of $258,000, net of tax (see Note C).

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income in fiscal 2002 of approximately $1 million ($0.06 per share). During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Note G - Condensed Consolidated Financial Information

Certain of the Company's debt is fully, unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries and the Canadian subsidiary of the Company. Accordingly, condensed consolidating balance sheets as of August 4, 2001 and July 29, 2000, and the related condensed consolidating statements of earnings and cash flows for the twenty-six week periods then ended. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF AUGUST 4, 2001

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current Assets
Cash and cash equivalents	$560	$17,187	$29,379	$-	$47,126
Receivables	30,538	14,264	18,958	-	63,760
Inventories	63,591	440,158	364	(7,162)	496,951
Other current assets (liabilities)	(7,392)	25,625	1,890	4,282	24,405

Total Current Assets	87,297	497,234	50,591	(2,880)	632,242
Other Assets	51,596	32,138	4,084	(4)	87,814
Property and Equipment, net	14,682	73,465	1,192	-	89,339
Investment in Subsidiaries	296,465	28,941	-	(325,406)	-

Total Assets	$450,040	$631,778	$55,867	$(328,290)	$809,395

Liabilities & Shareholders' Equity
Current Liabilities
Notes payable	$68,000	$-	$-	$-	$68,000
Accounts payable	2,743	182,548	15,510	-	200,801
Accrued expenses	21,545	54,185	5,138	(3,718)	77,150
Income taxes payable (receivable)	(1,061)	2	2,215	2,418	3,574
Current maturities of long-term debt	28,550	-	-	-	28,550

Total Current Liabilities	119,777	236,735	22,863	(1,300)	378,075
Long-Term Debt and Capitalized Lease Obligations	133,489	-	-	-	133,489
Other Liabilities (Assets)	20,535	(1,273)	1,016	-	20,278
Intercompany Payable (Receivable)	(101,314)	93,766	4,017	3,531	-
Shareholders' Equity	277,553	302,550	27,971	(330,521)	277,553

Total Liabilities and Shareholders' Equity	$450,040	$631,778	$55,867	$(328,290)	$809,395

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

TWENTY-SIX WEEKS ENDED AUGUST 4, 2001

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Sales	$122,915	$769,396	$127,143	$(141,237)	$878,217
Cost of goods sold	80,245	482,788	110,384	(139,792)	533,625

Gross profit	42,670	286,608	16,759	(1,445)	344,592

Selling and administrative expenses	40,186	271,356	8,456	(1,445)	318,553
Interest expense	10,674	15	75	-	10,764
Intercompany interest (income) expense	(7,834)	7,863	(29)	-	-
Other (income) expense	(1,399)	77	(655)	-	(1,977)
Equity in earnings of subsidiaries	(12,961)	(9,290)	-	22,251	-

Earnings Before Income Taxes	14,004	16,587	8,912	(22,251)	17,252
Income tax provision	1,798	2,876	372	-	5,046

Net Earnings	$12,206	$13,711	$8,540	$(22,251)	$12,206

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

TWENTY-SIX WEEKS ENDED AUGUST 4, 2001

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Cash Provided (Used) by Operating Activities	$(22,295)	$25,402	$8,986	$(3,062)	$9,031

Investing Activities:
Capital expenditures	(1,543)	(9,671)	(470)	-	(11,684)
Other	2,080	-	-	-	2,080

Net Cash Provided (Used) by Investing Activities	537	(9,671)	(470)	-	(9,604)

Financing Activities:
Increase in short-term notes payable	1,500	-	-	-	1,500
Proceeds from stock options exercised	1,830	-	-	-	1,830
Payments for purchase of Treasury stock	(2,630)	-	-	-	(2,630)
Dividends paid	(3,492)	-	-	-	(3,492)
Intercompany financing	18,127	(13,177)	(14,212)	9,262	-

Net Cash Provided (Used) by Financing Activities	15,335	(13,177)	(14,212)	9,262	(2,792)

Increase (Decrease) in Cash and Cash Equivalents	(6,423)	2,554	(5,696)	6,200	(3,365)
Cash and Cash Equivalents at Beginning of Period	6,983	14,633	35,075	(6,200)	50,491

Cash and Cash Equivalents at End of Period	$560	$17,187	$29,379	$-	$47,126

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 29, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current Assets
Cash and cash equivalents	$2,092	$6,252	$23,601	$-	$31,945
Receivables	29,200	15,852	15,780	-	60,832
Inventories	48,212	413,091	355	(13,841)	447,817
Other current assets (liabilities)	(5,459)	22,901	635	4,495	22,572

Total Current Assets	74,045	458,096	40,371	(9,346)	563,166
Other Assets	50,057	26,792	274	(4)	77,119
Property and Equipment, net	14,228	72,528	1,034	-	87,790
Investment in Subsidiaries	264,403	8,035	-	(272,438)	-

Total Assets	$402,733	$565,451	$41,679	$(281,788)	$728,075

Liabilities & Shareholders' Equity
Current Liabilities
Notes payable	$14,000	$-	$-	$-	$14,000
Accounts payable	2,994	155,569	11,740	-	170,303
Accrued expenses	22,792	58,663	6,235	(1,940)	85,750
Income taxes	3,692	1,065	1,507	236	6,500
Current maturities of long-term debt	10,000	-	-	-	10,000

Total Current Liabilities	53,478	215,297	19,482	(1,704)	286,553
Long-Term Debt and Capitalized Lease Obligations	162,035	-	-	-	162,035
Other Liabilities (Assets)	20,348	(713)	22	-	19,657
Intercompany Payable (Receivable)	(92,958)	85,266	14,140	(6,448)	-
Shareholders' Equity	259,830	265,601	8,035	(273,636)	259,830

Total Liabilities and Shareholders' Equity	$402,733	$565,451	$41,679	$(281,788)	$728,075

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

TWENTY-SIX WEEKS ENDED JULY 29, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Sales	$127,928	$731,103	$107,335	$(152,462)	$813,904
Cost of goods sold	93,923	447,216	95,162	(152,462)	483,839

Gross profit	34,005	283,887	12,173	-	330,065

Selling and administrative expenses	34,759	258,695	5,518	(637)	298,335
Interest expense	8,512	55	12	-	8,579
Intercompany interest (income) expense	(6,431)	6,442	(11)	-	-
Other (income) expense	(633)	(49)	(462)	637	(507)
Equity in earnings of subsidiaries	(17,902)	(6,829)	-	24,731	-

Earnings Before Income Taxes	15,700	25,573	7,116	(24,731)	23,658
Income tax provision (benefit)	(46)	7,671	287	-	7,912

Net Earnings	$15,746	$17,902	$6,829	$(24,731)	$15,746

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

TWENTY-SIX WEEKS ENDED JULY 29, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Cash Provided (Used) by Operating Activities	$931	$2,745	$(163)	$(355)	$3,158

Investing Activities:
Capital expenditures	(540)	(13,711)	(404)	-	(14,655)
Other	805	-	-	-	805

Net Cash Provided (Used) by Investing Activities	265	(13,711)	(404)	-	(13,850)

Financing Activities:
Increase in short-term notes payable	14,000	-	-	-	14,000
Proceeds from stock options exercised	10	-	-	-	10
Payments for purchase of treasury stock	(1,883)	-	-	-	(1,883)
Dividends paid	(3,648)	-	-	-	(3,648)
Intercompany financing	(16,434)	12,664	3,415	355	-

Net Cash Provided (Used) by of Financing Activities	(7,955)	12,664	3,415	355	8,479

Increase (Decrease) in Cash and Cash Equivalents	(6,759)	1,698	2,848	-	(2,213)
Cash and Cash Equivalents at of Beginning of Period	8,851	4,554	20,753	-	34,158

Cash and Cash Equivalents at End of Period	$2,092	$6,252	$23,601	$-	$31,945

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended August 4, 2001 compared to the Quarter ended July 29, 2000

Consolidated net sales for the second quarter ended August 4, 2001 were $442.1 million compared to $419.1 million in the quarter ended July 29, 2000. Net earnings of $5.8 million for the second quarter of 2001 compares to net earnings of $9.2 million in the second quarter of 2000. Diluted earnings per share was $.33 in the second quarter of 2001 compared to $.51 in the second quarter of 2000.

Famous Footwear achieved a sales increase of 4.9% during the second quarter of 2001 to $266.4 million. The increase was driven by 32 additional stores resulting in a total of 907 stores in operation, partially offset by a 5.5% same-store sales decline. Famous Footwear had an operating loss for the second quarter of 2001 of $0.3 million compared to operating earnings of $13.5 million last year. The decrease in operating profitability was due to several factors including a slowdown in consumer traffic levels and corresponding declines in comparable store sales, as well as an inventory clearance program, which resulted in lower margins.

The Company's wholesale operations had net sales of $120.9 million during the second quarter of 2001 compared to $110.0 million last year. This sales increase was primarily due to higher sales of Naturalizer branded product as well as women's private label and licensed footwear, and children's footwear. Operating earnings of $13.7 million increased from $5.5 million in the second quarter of 2000 primarily as a result of the higher sales volume.

In the Company's Naturalizer Retail operations, including stores in both the United States and Canada, net sales decreased 0.9% to $54.6 million in the second quarter of 2001. Same-store sales in the second quarter of 2001 decreased 2.1% in the United States and increased 3.4% in Canada. The Company had 25 less stores in operation in the United States in 2001 and had 12 more stores in operation in Canada than in 2000. At the end of the second quarter of 2001, 472 stores were in operation including 318 stores in the United States and 154 stores in Canada. Total Naturalizer Retail operations achieved operating earnings of $1.5 million in the second quarter of fiscal 2001 compared to earnings of $1.7 million in 2000. The decline was primarily due to a lower margin rate and increased marketing expenses.

Consolidated gross profit as a percent of sales for the second quarter of 2001 decreased to 38.4% from 40.1% during the same period last year. This decrease was primarily due to lower margins in the Company's retail operations as a result of higher promotional activities.

Selling and administrative expenses as a percent of sales for the second quarter of 2001 was 35.9%, the same as last year. Lower expenses within the wholesale operations were offset by higher expenses within the retail operations.

Other income consisted primarily of a gain from the sale of the Company airplane.

The consolidated tax rate was 25.9% of pre-tax income for the second quarter of 2001 compared to 32.9% last year. The decrease from last year's effective rate reflects a higher mix of offshore operating income, which is taxed at lower rates, for the quarter and projected for the year.

Six Months ended August 4, 2001 compared to the Six Months ended July 29, 2000

Consolidated net sales for the first half of 2001 were $878.2 million, an increase of 7.9% from the first six months of 2000 total of $813.9 million. Net earnings of $12.2 million for the first half of 2001 compare to net earnings of $15.7 million for the first half of 2000, a decrease of 22.3%.

Sales at Famous Footwear for the first half of 2001 increased 6.3% from the first half of last year to $522.2 million, reflecting a 4.6% decrease in same-store sales and 32 more units in operation during 2001. Operating earnings for the first half of 2001 decreased 60.8% to $9.6 million due to lower same-store sales and an inventory clearance program that resulted in lower margins.

The Company's wholesale operations' net sales for the first half of 2001 increased 13.3% to $250.3 million from the same period last year. Operating earnings for the first half of 2001 of $25.0 million increased $11.4 million from the same period last year due primarily to the increased sales volume.

In the Company's Naturalizer Retail operations, net sales increased 3.4% to $105.6 million in the first half of 2001. Same-store sales increased 1.7% in the United States and 8.3% in Canada. Domestically, the Company had 25 less stores in operation in 2001; Canada had 12 more stores in operation. Total Naturalizer Retail operations had earnings of $1.0 million in the first half of 2001 compared to break-even results in 2000. The improved operating performance was primarily due to the higher sales volume.

Consolidated gross profit as a percent of sales for the first half of 2001 decreased to 39.2% from 40.5% for the same period last year. This decrease was primarily due to lower margins at the Company's retail operations resulting from an inventory clearance program.

Selling and administrative expenses as a percent of sales for the first half of 2001 decreased to 36.3% from 36.7% for the same period last year. This decrease was primarily due to lower expenses at the Company's wholesale operations offset partially by higher expenses at the Company's retail operations.

Other income for the first half of 2001 consisted primarily of a gain on the sale of the Company airplane.

The consolidated tax rate was 29.2% of consolidated pre-tax income for the first half of 2001 compared to 33.4% for last year. The decrease from last year's effective rate reflects a higher mix of offshore operating income, which is taxed at lower rates, for the first six months and projected for the year.

Financial Condition

A summary of key financial data and ratios at the dates indicated is as follows:

	August 4, 2001	July 29, 2000	February 3, 2001

Working Capital (millions)	$254.2	$276.6	$266.5

Current Ratio	1.7:1	2.0:1	1.9:1

Total Debt as a Percentage of Total Capitalization	45.3%	41.7%	45.8%

Cash provided from operating activities for the first half of fiscal 2001 was $9.0 million versus $3.2 million last year. This increase resulted primarily from a larger increase in accounts payable compared to last year.

The decrease in the ratio of total debt as a percentage of total capitalization at August 4, 2001, compared to the end of fiscal 2000, is due to higher net worth, offset partially by cash usage. At August 4, 2001, $68.0 million was borrowed and $10.6 million of letters of credit were outstanding under the Company's $165.0 million revolving bank Credit Agreement.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the first half of fiscal 2001, the Company purchased 145,900 shares at a cost of $2.6 million under this authorization. Through the end of the first half of 2001, the Company has repurchased a total of 928,900 shares for approximately $11.3 million under this authorization.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material developments during the quarter ended August 4, 2001 in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

Item 4 - Submission of Matters to a Vote of Security Holders

The results of the votes cast at the Annual Meeting of Shareholders held on May 24, 2001 were reported in the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2001. Item 6 - Exhibits and Reports on Form 8-K

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

The Company filed no reports on Form 8-K during the quarter ended August 4, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: September 17, 2001	/s/ Andrew M. Rosen
Chief Financial Officer and Treasurer On Behalf of the Corporation as the Principal Financial Officer