Form 10-Q
period 2001-11-03
BROWN SHOE CO INC/
filed 2001-12-17
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 3, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [x]   No [  ]

   As of December 1, 2001, 17,464,835 shares of the registrant's common stock were outstanding.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

(Unaudited)

November 3, 2001		October 28, 2000	February 3, 2001

ASSETS
Current Assets
Cash and Cash Equivalents	$25,152	$44,634	$50,491
Receivables	55,962	57,942	64,403
Inventories	445,065	444,355	427,830
Other Current Assets	23,157	26,979	20,008

Total Current Assets	549,336	573,910	562,732

Other Assets	87,587	80,125	86,732

Property and Equipment	251,566	247,235	245,608
Less Allowances for Depreciation and Amortization	(162,685)	(156,144)	(155,003)

	88,881	91,091	90,605

	$725,804	$745,126	$740,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$85,000	$59,000	$66,500
Accounts Payable	109,748	141,292	127,887
Accrued Expenses	70,527	85,562	89,954
Income Taxes	2,464	8,606	1,850
Current Maturities of Long-Term Debt	28,550	10,000	10,000

Total Current Liabilities	296,289	304,460	296,191

Long-Term Debt and Capitalized Lease Obligations	123,490	152,037	152,037
Other Liabilities	19,294	19,443	21,869

Shareholders' Equity
Common Stock	65,506	66,553	65,477
Additional Capital	47,836	47,465	46,578
Unamortized Value of Restricted Stock	(2,057)	(2,596)	(2,386)
Accumulated Other Comprehensive Loss	(9,311)	(7,915)	(7,138)
Retained Earnings	184,757	165,679	167,441

	286,731	269,186	269,972

	$725,804	$745,126	$740,069

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Thousands, except per share)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Net Sales	$462,361	$463,312	$1,340,578	$1,277,216
Cost of Goods Sold	280,874	278,955	814,499	762,794

Gross Profit	181,487	184,357	526,079	514,422

Selling & Administrative Expenses	161,098	157,050	479,651	455,385
Interest Expense	4,827	4,747	15,591	13,326
Other (Income) Expense	312	(168)	(1,665)	(675)

Earnings Before Income Taxes	15,250	22,728	32,502	46,386

Income Tax Provision	3,399	7,113	8,445	15,025

NET EARNINGS	$11,851	$15,615	$24,057	$31,361

BASIC EARNINGS PER COMMON SHARE	$.69	$.88	$1.40	$1.76

DILUTED EARNINGS PER COMMON SHARE	$.68	$.88	$1.37	$1.75

DIVIDENDS PER COMMON SHARE	$.10	$.10	$.30	$.30

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)
	Thirty-nine Weeks Ended

	November 3, 2001	October 28, 2000

Net Cash Provided (Used) by Operating Activities	$(11,966)	$(4,985)

Investing Activities:
Capital expenditures	(18,031)	(23,636)
Other	2,181	906

Net Cash Used by Investing Activities	(15,850)	(22,730)

Financing Activities:
Increase in short-term notes payable	18,500	59,000
Principal payments of long-term debt	(10,000)	(10,000)
Payments for purchase of treasury stock	(2,630)	(5,380)
Proceeds from stock options exercised	1,847	13
Dividends paid	(5,240)	(5,442)

Net Cash Provided by Financing Activities	2,477	38,191

Increase (Decrease) in Cash and Cash Equivalents	(25,339)	10,476

Cash and Cash Equivalents at Beginning of Period	50,491	34,158

Cash and Cash Equivalents at End of Period	$25,152	$44,634

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

Note B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended November 3, 2001 and October 28, 2000 ($000's, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Numerator:
Net earnings - Basic and Diluted	$11,851	$15,615	$24,057	$31,361

Denominator:
Weighted average shares outstanding - Basic	17,208	17,648	17,179	17,810
Effect of potentially dilutive securities	206	141	383	159

Weighted average shares outstanding - Diluted	17,414	17,789	17,562	17,969

Basic earnings per common share	$.69	$.88	$1.40	$1.76

Diluted earnings per common share	$.68	$.88	$1.37	$1.75

Note C - Comprehensive Income

Comprehensive Income includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended November 3, 2001 and October 28, 2000 (000's):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Net Earnings	$11,851	$15,615	$24,057	$31,361

Other Comprehensive Income:
Foreign Currency Translation Adjustment	(1,345)	(1,163)	(2,141)	(1,881)
Unrealized Gains (Losses) on Derivative Instruments	226	-	(32)	-

	(1,119)	(1,163)	(2,173)	(1,881)

Comprehensive Income	$10,732	$14,452	$21,884	$29,480

Note D - Business Segment Information

Applicable business segment information is as follows for the periods ended November 3, 2001 and October 28, 2000 (000's):

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended November 3, 2001

External Sales	$280,942	$128,915	$52,159	$345	$462,361
Intersegment Sales	86	44,548	-	119	44,753
Operating profit (loss)	14,189	12,308	(1,354)	(4,386)	20,757

Thirteen Weeks Ended October 28, 2000

External Sales	$292,813	$120,473	$50,026	$-	$463,312
Intersegment Sales	-	46,666	-	-	46,666
Operating profit (loss)	22,257	9,798	(1,775)	(2,955)	27,325

Thirty-nine Weeks Ended November 3, 2001

External Sales	$803,102	$379,226	$157,711	$539	$1,340,578
Intersegment Sales	128	120,973	-	166	121,267
Operating profit (loss)	23,781	37,326	(385)	(13,414)	47,308

Thirty-nine Weeks Ended October 28, 2000

External Sales	$783,837	$341,317	$152,062	$-	$1,277,216
Intersegment Sales	-	136,061	-	-	136,061
Operating profit (loss)	46,757	23,364	(1,788)	(9,104)	59,229

Reconciliation of operating profit to earnings before income taxes (000's):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Total operating profit	$20,757	$27,325	$47,308	$59,229
Interest expense	4,827	4,747	15,591	13,326
Non-operating other (income) expense	680	(150)	(785)	(483)

Earnings before income taxes	$15,250	$22,728	$32,502	$46,386

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

During the first nine months of fiscal 2001, changes in the fair value of derivatives and reclassifications from Other Comprehensive Income to earnings from the initial transition adjustment resulted in a decrease in Other Comprehensive Income of $32,000, net of tax (see Note C).

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

The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income in fiscal 2002 of approximately $1 million ($0.06 per share). During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets. The Company has not yet determined what the effect of the application of the new standard will be on the earnings and financial position of the Company.

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

Note G - Condensed Consolidated Financial Information

Certain of the Company's debt is fully, unconditionally and jointly and severally guaranteed by certain wholly-owned domestic subsidiaries and the Canadian subsidiary of the Company. Accordingly, condensed consolidating balance sheets as of November 3, 2001 and October 28, 2000, and the related condensed consolidating statements of earnings and cash flows for the thirty-nine weeks period are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes this information, presented in lieu of complete financial statements for each of the guarantor subsidiaries, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidating groups.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 3, 2001

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current Assets
Cash and cash equivalents	$637	$15,207	$9,308	$-	$25,152
Receivables	31,499	12,358	12,105	-	55,962
Inventories	54,003	397,386	738	(7,062)	445,065
Other current assets (liabilities)	(8,030)	25,051	1,889	4,247	23,157

Total Current Assets	78,109	450,002	24,040	(2,815)	549,336
Other Assets	51,711	31,946	3,934	(4)	87,587
Property and Equipment, net	14,635	73,145	1,101	-	88,881
Investment in Subsidiaries	306,586	33,091	-	(339,677)	-

Total Assets	$451,041	$588,184	$29,075	$(342,496)	$725,804

Liabilities & Shareholders' Equity
Current Liabilities
Notes payable	$85,000	$-	$-	$-	$85,000
Accounts payable	3,650	94,245	11,853	-	109,748
Accrued expenses	17,917	50,092	5,107	(2,589)	70,527
Income taxes payable (receivable)	(1,124)	506	2,385	697	2,464
Current maturities of long-term debt	28,550	-	-	-	28,550

Total Current Liabilities	133,993	144,843	19,345	(1,892)	296,289
Long-Term Debt and Capitalized Lease Obligations	123,490	-	-	-	123,490
Other Liabilities (Assets)	19,824	(1,261)	731	-	19,294
Intercompany Payable (Receivable)	(112,997)	131,447	(22,637)	4,187	-
Shareholders' Equity	286,731	313,155	31,636	(344,791)	286,731

Total Liabilities and Shareholders' Equity	$451,041	$588,184	$29,075	$(342,496)	$725,804

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Sales	$195,834	$1,164,179	$191,512	$(210,947)	$1,340,578
Cost of goods sold	131,470	724,927	166,676	(208,574)	814,499

Gross profit	64,364	439,252	24,836	(2,373)	526,079

Selling and administrative expenses	61,007	407,870	13,147	(2,373)	479,651
Interest expense	15,459	15	117	-	15,591
Intercompany interest (income) expense	(11,551)	11,552	(1)	-	-
Other (income) expense	(798)	103	(970)	-	(1,665)
Equity in earnings of subsidiaries	(24,095)	(13,437)	-	37,532	-

Earnings Before Income Taxes	24,342	33,149	12,543	(37,532)	32,502
Income tax provision	285	7,799	361	-	8,445

Net Earnings	$24,057	$25,350	$12,182	$(37,532)	$24,057

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Cash Provided (Used) by Operating Activities	$(15,284)	$(10,886)	$17,922	$(3,718)	$(11,966)

Investing Activities:
Capital expenditures	(2,164)	(15,344)	(523)	-	(18,031)
Other	2,181	-	-	-	2,181

Net Cash Provided (Used) by Investing Activities	17	(15,344)	(523)	-	(15,850)

Financing Activities:
Increase in short-term notes payable	18,500	-	-	-	18,500
Principal payments of long-term debt	(10,000)	-	-	-	(10,000)
Proceeds from stock options exercised	1,847	-	-	-	1,847
Payments for purchase of Treasury stock	(2,630)	-	-	-	(2,630)
Dividends paid	(5,240)	-	-	-	(5,240)
Intercompany financing	6,444	26,804	(43,166)	9,918	-

Net Cash Provided (Used) by Financing Activities	8,921	26,804	(43,166)	9,918	2,477

Increase (Decrease) in Cash and Cash Equivalents	(6,346)	574	(25,767)	6,200	(25,339)
Cash and Cash Equivalents at Beginning of Period	6,983	14,633	35,075	(6,200)	50,491

Cash and Cash Equivalents at End of Period	$637	$15,207	$9,308	$-	$25,152

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 28, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current Assets
Cash and cash equivalents	$1,458	$11,960	$31,216	$-	$44,634
Receivables	28,069	15,390	14,483	-	57,942
Inventories	46,564	410,662	2	(12,873)	444,355
Other current assets (liabilities)	(4,770)	26,404	840	4,505	26,979

Total Current Assets	71,321	464,416	46,541	(8,368)	573,910
Other Assets	49,469	30,380	280	(4)	80,125
Property and Equipment, net	13,936	76,173	982	-	91,091
Investment in Subsidiaries	278,876	12,278	-	(291,154)	-

Total Assets	$413,602	$583,247	$47,803	$(299,526)	$745,126

Liabilities & Shareholders' Equity
Current Liabilities
Notes payable	$59,000	$-	$-	$-	$59,000
Accounts payable	4,289	124,388	12,615	-	141,292
Accrued expenses	21,813	54,253	6,673	2,823	85,562
Income taxes	5,611	1,042	1,802	151	8,606
Current maturities of long-term debt	10,000	-	-	-	10,000

Total Current Liabilities	100,713	179,683	21,090	2,974	304,460
Long-Term Debt and Capitalized Lease Obligations	152,037	-	-	-	152,037
Other Liabilities (Assets)	20,152	(734)	25	-	19,443
Intercompany Payable (Receivable)	(128,486)	124,225	14,410	(10,149)	-
Shareholders' Equity	269,186	280,073	12,278	(292,351)	269,186

Total Liabilities and Shareholders' Equity	$413,602	$583,247	$47,803	$(299,526)	$745,126

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Sales	$195,067	$1,145,736	$167,626	$(231,213)	$1,277,216
Cost of goods sold	144,254	701,108	148,645	(231,213)	762,794

Gross profit	50,813	444,628	18,981	-	514,422

Selling and administrative expenses	52,077	396,206	8,070	(968)	455,385
Interest expense	13,258	55	13	-	13,326
Intercompany interest (income) expense	(9,940)	9,953	(13)	-	-
Other (income) expense	(2,171)	1,265	(737)	968	(675)
Equity in earnings of subsidiaries	(33,543)	(11,069)	-	44,612	-

Earnings Before Income Taxes	31,132	48,218	11,648	(44,612)	46,386
Income tax provision (benefit)	(229)	14,675	579	-	15,025

Net Earnings	$31,361	$33,543	$11,069	$(44,612)	$31,361

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

(Thousands)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net Cash Provided (Used) by Operating Activities	$6,289	$(21,893)	$7,273	$3,346	$(4,985)

Investing Activities:
Capital expenditures	(817)	(22,324)	(495)	-	(23,636)
Other	906	-	-	-	906

Net Cash Provided (Used) by Investing Activities	89	(22,324)	(495)	-	(22,730)

Financing Activities:
Increase in short-term notes payable	59,000	-	-	-	59,000
Principal payments of long-term debt	(10,000)	-	-	-	(10,000)
Proceeds from stock options exercised	13	-	-	-	13
Payments for purchase of treasury stock	(5,380)	-	-	-	(5,380)
Dividends paid	(5,442)	-	-	-	(5,442)
Intercompany financing	(51,962)	51,623	3,685	(3,346)	-

Net Cash Provided (Used) by of Financing Activities	(13,771)	51,623	3,685	(3,346)	38,191

Increase (Decrease) in Cash and Cash Equivalents	(7,393)	7,406	10,463	-	10,476
Cash and Cash Equivalents at of Beginning of Period	8,851	4,554	20,753	-	34,158

Cash and Cash Equivalents at End of Period	$1,458	$11,960	$31,216	$-	$44,634

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended November 3, 2001 compared to the Quarter ended October 28, 2000

Consolidated net sales for the quarter ended November 3, 2001 were $462.4 million compared to $463.3 million in the quarter ended October 28, 2000. Net earnings of $11.9 million for the third quarter of 2001 compares to net earnings of $15.6 million in the third quarter of 2000. Diluted earnings per share was $.68 in the third quarter of 2001 compared to $.88 in the third quarter of 2000.

Famous Footwear 's sales decreased 4.1% during the third quarter of 2001 to $280.9 million. The decrease was driven by a 9.4% same-store-sales decline partially offset by five additional stores resulting in a total of 924 stores in operation. Famous Footwear had operating earnings for the third quarter of 2001 of $14.2 million compared to $22.3 million last year. The decrease in operating profitability was due to several factors including a slowdown in consumer traffic levels and corresponding declines in comparable store sales, as well as an inventory clearance program, which resulted in lower margins.

The Company's wholesale operations had net sales of $128.9 million during the third quarter of 2001 compared to $120.5 million last year. This sales increase was primarily due to higher sales of Naturalizer branded product as well as women's private label and licensed footwear, and children's footwear. Operating earnings of $12.3 million increased from $9.8 million in the third quarter of 2000 primarily as a result of the higher sales volume.

In the Company's Naturalizer Retail operations, including stores in both the United States and Canada, net sales increased 4.3% to $52.2 million in the third quarter of 2001. Same-store sales in the third quarter of 2001 increased 5.4% in the United States and 8.8% in Canada. The Company had 32 less stores in operation in the United States in 2001 and had 11 more stores in operation in Canada than in 2000. At the end of the third quarter of 2001, 477 stores were in operation including 319 stores in the United States and 158 stores in Canada. Total Naturalizer Retail operations achieved operating losses of $1.4 million in the third quarter of fiscal 2001 compared to losses of $1.8 million in 2000. The improvement was primarily due to the higher sales.

Consolidated gross profit as a percent of sales for the third quarter of 2001 decreased to 39.3% from 39.8% during the same period last year. This decrease was primarily due to lower margins in the Company's retail operations primarily as a result of a highly competitively promotional environment for Famous Footwear.

Selling and administrative expenses as a percent of sales for the third quarter of 2001 increased to 34.8% from 33.9% for the same period last year. This increase was due to the lower sales in the quarter at Famous Footwear while expenses were relatively flat.

The consolidated tax rate was 22.3% of pre-tax income for the third quarter of 2001 compared to 31.3% last year. The decrease from last year's effective rate reflects a higher mix of offshore operating income, which is taxed at lower rates, for the quarter and projected for the year.

Nine Months ended November 3, 2001 compared to the Nine Months ended October 28, 2000

Consolidated net sales for the first nine months of 2001 were $1.341 billion, an increase of 5.0% from the first nine months of 2000 total of $1.277 billion. Net earnings of $24.1 million for the first nine months of 2001 compare to net earnings of $31.4 million for the first nine months of 2000, a decrease of 23.2%.

Sales at Famous Footwear for the first nine months of 2001 increased 2.5% to $803.1 million from the first nine months of last year, reflecting a 6.4% decrease in same-store sales offset by the effect of opening 53 new, larger and higher volume stores and the closing of 54 lower volume stores during 2001. Operating earnings for the first nine months of 2001 decreased 49.1% to $23.8 million due to lower same-store sales and an inventory clearance program that resulted in lower margins.

The Company's wholesale operations' net sales for the first nine months of 2001 increased 11.1% to $379.2 million from the same period last year. Operating earnings for the first nine months of 2001 of $37.3 million increased $14.0 million from the same period last year due primarily to the increased sales volume.

In the Company's Naturalizer Retail operations, net sales increased 3.7% to $157.7 million in the first nine months of 2001. Same-store sales increased 2.9% in the United States and 8.5% in Canada. Total Naturalizer Retail operations had operating losses of $0.4 million in the first nine months of 2001 compared to operating losses of $1.8 million in 2000. The improved operating performance was primarily due to the higher sales volume.

Consolidated gross profit as a percent of sales for the first nine months of 2001 decreased to 39.2% from 40.3% for the same period last year. This decrease was primarily due to lower margins at Famous Footwear reflecting higher promotional activities.

Selling and administrative expenses as a percent of sales for the first nine months of 2001 increased to 35.8% from 35.7% for the same period last year. This increase was primarily due to higher operating expenses at Famous Footwear offset partially by lower expenses at the Company's wholesale operations.

Other income for the first nine months of 2001 consisted primarily of a gain on the sale of the Company airplane.

The consolidated tax rate was 26.0% of consolidated pre-tax income for the first nine months of 2001 compared to 32.4% for last year. The decrease from last year's effective rate reflects a higher mix of offshore operating income, which is taxed at lower rates, for the first nine months and projected for the year.

Fourth Quarter Charge

Subsequent to the end of the third quarter, the Company announced that it intended to take an after-tax charge in its fourth quarter of $29-$32 million. This charge relates to a series of initiatives, which include profitability-enhancing measures in the Naturalizer division which will lead to a more productive retail store base, the development of a shared services administrative platform, inventory utilization improvements, and more efficient logistics operations. These programs are expected to increase after-tax earnings by approximately $13 million in fiscal 2003 and $20 million by fiscal 2005. The fourth quarter charge is expected to include costs related to restructuring the Naturalizer division, severance costs, incremental inventory markdowns, management transition at Famous Footwear, and debt restructuring including the costs to call the Company's $100 million 9½% Senior Notes which were scheduled to mature in fiscal 2006.

Financial Condition

A summary of key financial data and ratios at the dates indicated is as follows:

	November 3, 2001	October 28, 2000	February 3, 2001

Working Capital (millions)	$253.0	$269.5	$266.5

Current Ratio	1.9:1	1.9:1	1.9:1

Total Debt as a Percentage of Total Capitalization	45.3%	45.1%	45.8%

Cash used from operating activities for the first nine months of fiscal 2001 was $12.0 million versus cash usage of $5.0 million last year. This decrease resulted primarily from the lower earnings.

The decrease in the ratio of total debt as a percentage of total capitalization at November 3, 2001, compared to the end of fiscal 2000, is due to higher shareholders' equity, offset partially by cash usage and resultant higher borrowings. At November 3, 2001, $85.0 million was borrowed and $1.5 million of letters of credit were outstanding under the Company's $165.0 million revolving bank Credit Agreement.

In November 2001, the Company received a commitment from Bank of America to underwrite a new revolving credit facility. In the Fourth Quarter of fiscal 2001, the Company expects to enter into a new $350 million Credit Agreement, which will replace the Company's current $165 million revolving bank Credit Agreement dated November 20, 2000. Borrowings under the new Credit Agreement will be secured by accounts receivable and inventory of the Company's domestic and Canadian subsidiaries. In addition, the Company announced its intention to call its $100 million 9½% Senior notes in the fourth quarter of fiscal 2001. Such notes were scheduled to mature in 2006. The total costs associated with this debt restructuring are approximately $5.0 million, aftertax, including the call premium and the write-off of deferred debt issuance costs.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the first nine months of fiscal 2001, the Company purchased 145,900 shares at a cost of $2.6 million under this authorization. Since the inception of this program, the Company has repurchased a total of 928,900 shares for approximately $11.3 million under this authorization.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material developments during the quarter ended November 3, 2001 in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended February 3, 2001. Item 6 - Exhibits and Reports on Form 8-K

(a)	(3)	(a)	Restated Certificate of Incorporation of the Company, dated October 17, 2001, filed herewith.
		(b)	Bylaws of the Company as amended through March 2, 2000, incorporated herein by reference to Exhibit 3 to the Company's report on Form 10-K for the fiscal year ended January 29, 2000.
	(4)	(a) (ii)	Second Amendment to Rights Agreement between Brown Shoe Company, Inc., First Chicago Trust Company of New York, and EquiServe Trust Company, N.A., dated and effective as of December 6, 2001, filed herewith.
	(10)	(g)	Early Retirement and Consulting Agreement dated July 27, 2001, between the Company and Brian C. Cook, filed herewith.

(b)	Reports on Form 8-K:

The Company filed no reports on Form 8-K during the quarter ended November 3, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: December 17, 2001	/s/ Andrew M. Rosen
Chief Financial Officer and Treasurer On Behalf of the Corporation as the Principal Financial Officer