Form 10-K
period 2002-02-02
BROWN SHOE CO INC/
filed 2002-04-16
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2001 FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 2, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - par value $3.75 a share with Common Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of April 6, 2002, 17,547,003 common shares were outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $341 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended February 2, 2002, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held May 23, 2002, are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS

        The Company, founded in 1878 and incorporated in 1913, operates in the footwear industry. In 1999, the Company changed its name from Brown Group, Inc., to Brown Shoe Company, Inc. Current activities include the operation of retail shoe stores and the sourcing and marketing of footwear for women, men and children. During 2001, categories of footwear sales were approximately 59% women's, 27% men's and 14% children's. This composition has remained relatively constant over the past few years. Approximately 71% of 2001 footwear sales were made at retail compared to 73% in 2000 and 70% in 1999. See Note 6 of Notes to Consolidated Financial Statements on page 35 of the Annual Report to Shareholders for the year ended February 2, 2002, which is incorporated herein by reference, for additional information regarding the Company's business segments.

        In 2001, the Company launched a set of initiatives that are expected to improve the performance of the Company. These initiatives include the closing of 97 underperforming domestic Naturalizer Retail stores, optimizing the investment in inventory at the Famous Footwear division, installing a new management team at Famous Footwear, and implementing a Shared Services platform in the Company's information systems, finance and human resources functions. In the fourth quarter of 2001, a charge was taken to implement these initiatives along with the costs associated with other nonrecurring events including the costs of calling and restructuring its debt.

        The Company's business is seasonal in nature due to consumer spending patterns, with higher back-to-school, Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company's operating earnings for the year.

        The Company has approximately 11,500 full and part-time employees. Approximately 100 employees engaged in the warehousing of footwear in the United States are employed under a union contract, which will expire in September 2002. In Canada, the Company employs approximately 330 factory and warehouse employees under union contracts, which expire in October 2002 and October 2003.

Retail Operations

        The Company's retail operations at February 2, 2002 included 1,376 retail shoe stores in the United States and Canada operating primarily under the Famous Footwear, Factory Brand Shoes, Warehouse Shoes, Supermarket of Shoes, Naturalizer and F.X. LaSalle names. A portion of the retail sales includes Company-owned and licensed brand names.

ITEM 1 - BUSINESS (Continued)

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

Famous Footwear

        Famous Footwear, with 920 stores at the end of fiscal 2001, is America's largest chain selling branded value-priced footwear for the entire family. Founded over 30 years ago, Famous Footwear was purchased by the Company in 1981 as a 32-store chain, and now also operates under such names as Factory Brand Shoes, Warehouse Shoes and Supermarket of Shoes.

        Famous Footwear stores feature a wide selection of brand-name, value-priced athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, Reebok, adidas, Rockport, Vans, Connie, K-Swiss, Naturalizer and Westies.

        Famous Footwear stores are located in strip and power strip shopping centers as well as outlet malls and regional malls in all 50 states, Puerto Rico and Guam. The breakdown by venue is as follows at the end of fiscal 2001.

Strip and Power Strip Centers	525
Outlet Malls	211
Regional Malls	184
920

        The stores open at the end of fiscal 2001 averaged approximately 6,500 square feet. Those stores open at the end of fiscal 2000 averaged approximately 5,900 square feet. Total square footage was 5.9 million at the end of fiscal 2001 compared to 5.5 million at the end of fiscal 2000. The increase in total square footage and in the average store size reflects the Company's initiative to reposition a portion of Famous Footwear's real estate portfolio by moving from 5,000 - 6,000 square foot stores to 8,000-12,000 square foot stores in high traffic, power strip shopping centers. The Company believes that the larger store format in power strip shopping centers will become highly productive as this venue provides the best opportunity to showcase and display the wide variety of brands available at Famous Footwear. At the end of fiscal 2001, the chain had 129 of these larger stores open. Plans are to open an additional 50 larger stores in fiscal 2002, while closing a like number of smaller stores.

ITEM 1 - BUSINESS (Continued)

        Famous Footwear has developed store model stocks which reflect consumer demand, historical brand preferences, styles and sizes. These inventory models are adjusted based upon store location and promotional opportunities. The Company's in-store point-of-sale systems provide detailed sales transaction data to the headquarters in Madison, Wisconsin for daily analysis and update of the perpetual inventory systems, which leads to replenishment of model stocks. These systems also are used for training employees and communications between the stores and headquarters.

        In fiscal 2001, the Company embarked upon an initiative entitled IMPACT (Improved Performance and Competitive Transformation), which is focused on reengineering the Famous Footwear buying, merchandising and allocation functions. New processes were instituted, and new talent was recruited to embrace a new way of delivering the freshest, most popular brands and styles to its customers. This process starts with increased testing to identify emerging styles. As a result of this greater testing and knowledge, orders are being placed much closer to the selling season. The goal of this initiative is to have the right shoes for our customers, significantly increase inventory turns, and achieve a $75 million reduction in base inventories by 2004. In order to accelerate the implementation of this initiative and achieve greater "freshness and velocity" in its inventory, a pretax charge of $16 million was recorded in the fourth quarter of fiscal 2001 to allow deep price reductions in clearing prior season merchandise. As a result of the early stage of this program, Famous Footwear's inventories were $30 million lower at the end of fiscal 2001 than at the same time a year earlier.

        With two distribution centers located in Sun Prairie, Wisconsin and Lebanon, Tennessee, Famous Footwear's distribution systems allow for merchandise to be delivered to each store weekly. In addition to the delivery of new styles and current promotional items, these systems provide item replenishment of the prior week's sales and, in some cases, redistribution of product to stores demonstrating the greatest item sell-through from stores with lower sell-through.

        Famous Footwear's marketing program includes newspaper, radio and television advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the consumer. Marketing and advertising programs are tailored on a region-by-region basis to reach target customers. The Company utilizes a database marketing program, which targets and rewards frequent customers. In addition, the timing of certain advertising campaigns corresponds to regional differences such as the important back-to-school season, which begins at various times throughout the country. In fiscal 2001, management spent approximately $31 million to communicate Famous Footwear's philosophy: delivering to the customer the best value on quality, branded footwear.

ITEM 1 - BUSINESS (Continued)

Naturalizer

        The Company's Naturalizer stores are showcases for the Company's flagship brand of women's shoes. The Company operates 296 Naturalizer stores in the United States and 144 stores in Canada. Of the total 440 stores, 365 are located in regional malls and average approximately 1,200 square feet in size, and 75 are located in outlet malls and average approximately 2,600 square feet in size. Total square footage at the end of fiscal 2001 was approximately 640,000.

        These stores are designed and merchandised to appeal to the Naturalizer customer who is style- and comfort-conscious and who seeks quality and value in her footwear selections. In addition, the Company has repositioned its styles to focus on a younger, more active woman. The Naturalizer stores offer a selection of women's footwear styles, including dress, casual and athletic shoes, primarily under the Naturalizer brand. The Naturalizer brand is one of North America's leading women's footwear brands, providing stylish, comfortable and quality footwear in a variety of patterns and sizes. Retail price points are typically between $50 and $60 per pair.

        In fiscal 2001, the Company opened 26 stores and closed 51. Of the 51 closed, 24 were part of the initiative announced near the end of fiscal 2001 to close 97 underperforming stores in the United States. The remaining closings are expected to occur primarily in the first half of fiscal 2002. These closings are expected to significantly improve this division's operating performance in fiscal 2003. Fiscal 2002's results will reflect the operating losses of these stores until they are closed. The Company is planning to open 15-20 new stores in 2002.

        Marketing programs for the Naturalizer stores have complemented the Company's Naturalizer brand advertising, building on the brand's consumer recognition and reinforcing the brand's added focus on style, comfort and quality. The Company utilizes a database marketing program, which targets and rewards frequent customers.

F.X. LaSalle

        The Company operates 16 F.X. LaSalle retail stores, primarily in the Montreal, Canada market that sell better-grade men's and women's branded and private label footwear. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250. These stores average approximately 2,100 square feet.

ITEM 1 - BUSINESS (Continued)

        A summary of retail footwear stores operated by the Company at each of the prior three fiscal year-ends follows:

	2001	2000	1999
Famous Footwear
Family footwear stores which feature a wide selection of brand-name, value-priced footwear; located in shopping centers and outlet and regional malls in the U.S.	920	925	867

Naturalizer
Stores selling the Naturalizer brand of women's footwear; located in regional malls, shopping centers and outlet malls in the U.S. and Canada.	440	465	470

F. X. LaSalle
Stores selling women's and men's better-grade branded footwear in major malls in Canada.	16	16	16

Total	1,376	1,406	1,353

E-Commerce

        In late 2000, the Company purchased a majority interest in Shoes.com, Inc., an existing e-tailing company. Using the Company's existing inventory, distribution network and information systems, the Shoes.com site was relaunched as a multi-brand footwear site in Spring 2001. In addition, a FamousFootwear.com site was launched at the same time, which operates as a Famous Footwear e-tailing store. These sites offer footwear and accessories to men, women and children that are purchased from outside suppliers and certain merchandise that is sold in Famous Footwear stores.

        The Company also operates an e-tailing site, Naturalizer.com, which offers substantially the same product selection to consumers as the Company's domestic Naturalizer retail stores. This site functions as a retail outlet for the online consumer and serves as another brand building vehicle for Naturalizer.

Wholesale Operations

        The Company's Wholesale operation designs and markets branded, licensed and private label dress, casual and athletic footwear for women, men and children at a variety of price points to approximately 2,200 retailers, including department stores, mass merchandisers, chains and independent retailers throughout the United States and Canada. The division is a resource for many of the nation's largest retailers, including Wal-Mart, Payless ShoeSource, The May Company, Federated, Dillard's, Nordstrom, Saks, Target, Sears and Famous Footwear, as well as The Bay, Sears and Wal-Mart in Canada. The vast majority of the division's customers also sell shoes bought from competing footwear suppliers.

ITEM 1 - BUSINESS (Continued)

        In fiscal 2001 the division provided its customers with approximately 67 million pairs of shoes. Substantially all of this footwear was imported through the Company's International division, except for those pairs produced at two company-owned manufacturing facilities in Canada.

        Wholesale orders for shoes are solicited by the Company's sales force throughout the year. The sales force is generally responsible for managing the Company's relationships with its wholesale customers. Orders placed as a result of these sales efforts are taken before the shoes are sourced with delivery generally within three to four months thereafter. Footwear is sold to wholesale customers on both a first-cost and landed basis. First-cost sales are those in which the Company obtains title to footwear from its overseas suppliers and typically relinquishes title to customers at a designated overseas port. Landed sales are those in which the Company obtains title to the footwear from its overseas suppliers and maintains title until the footwear is inside the United States borders. Certain high-volume styles, particularly in the Naturalizer and LifeStride lines, are inventoried to allow prompt shipment on reorders.

        In addition to orders placed through the Company's sales force, the Wholesale division provides its retail customers the ability to directly check inventory of all wholesale product in Brown Shoe's distribution centers, place orders, and track expected product arrivals over its Internet site. Over 800 retailers utilize this e-commerce tool. In addition, the Company also provides these retailers with its "E-direct" system that allows them to sell out-of-stock product, with Brown Shoe Company then shipping the product directly to the consumer's home.

        Major brand names owned by the Company include Naturalizer, LifeStride, Buster Brown, Airstep, Connie and Brown Shoe. Each of the Company's brands is targeted to a specific customer segment representing different styles and taste levels at different price points.

        Introduced in 1927, Naturalizer is one of the nation's leading women's footwear brands and is the Company's flagship brand. Naturalizer products emphasize style, quality, value, comfort and fit with classic, relevant and up-to-date styling. This brand is sold in department stores, independent shoe stores and in the Company's Naturalizer retail stores.

        LifeStride is a leading entry-level price point, women's brand in department stores offering contemporary styling.

ITEM 1 - BUSINESS (Continued)

        The Buster Brown brand of children's footwear includes Buster Brown "classic" footwear offered to department stores and independent retailers including The May Company and Famous Footwear. The Company is capitalizing on the strength and recognition of the Buster Brown brand by marketing licensed and branded children's footwear under the Buster Brown & Co. umbrella. These products are sold to mass merchandisers including Wal-Mart, Payless ShoeSource and Target. Licensed products include Barbie, Mary-Kate and Ashley, Spider-Man, Bob the Builder and Dragon Tales. The Buster Brown & Co. umbrella provides customers with the comfort and assurance that these licensed products contain the quality that they are accustomed to receiving from Buster Brown shoes.

        In addition to the above mentioned children's licenses, the Company has a long-term license agreement, which is renewable through 2014, to market the Dr. Scholl's brand of affordable casual and work shoes for women and men both in the United States and Canada.

        In 2001, the Company's Wholesale division launched a collection of women's shoes - Carlos by Carlos Santana - to major department stores. This footwear is being marketed under a license agreement with famous guitarist Carlos Santana.

        The Company continually seeks and evaluates new license opportunities and has the license to sell Star Wars footwear for the next movie, scheduled for release in fiscal 2002. The Company also recently has entered into a license agreement for the HOT KISS label for junior footwear to complement the apparel line with the same name.

        Products sold under license agreements, which are generally for an initial term of two or three years and subject to renewal, were responsible for approximately 5%, 6% and 8% of consolidated sales in fiscal 2001, 2000 and 1999, respectively.

        The Company continues to build on and take advantage of the heritage and consumer recognition of its traditional brands. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for the Company and its retail customers. In fiscal 2001, the division invested approximately $18 million in advertising and marketing support primarily for its Naturalizer and LifeStride brands. The Company continually focuses on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications.

ITEM 1 - BUSINESS (Continued)

        At April 6, 2002, the Company's wholesale operations had a backlog of unfilled orders of approximately $142 million compared to $150 million on April 7, 2001. Within these totals, the unfilled order position for Naturalizer product is up approximately 11% while orders from the Company's mass merchandiser customers are lower. Most orders are for delivery within the next 90-120 days, and although orders are subject to cancellation, the Company has not experienced significant cancellations in the past. The backlog at a particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and the timing of licensed product releases such as movies or sporting events. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Brown Shoe International

        The Brown Shoe International division sources substantially all of the footwear globally for the Company's Wholesale division and the Naturalizer Retail division, and a portion of the footwear sold by Famous Footwear. The division, which in 2001 sourced 66.8 million pairs of shoes, has developed a global sourcing capability through its relationships with approximately 100 third-party independent footwear manufacturers. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of its established relationships.

        The Company currently maintains sourcing offices in Hong Kong, China, Brazil, Indonesia, Italy, Taiwan and Mexico. This structure enables the Company to source footwear at various price levels from significant shoe manufacturing regions of the world. In 2001, more than three-fourths of the footwear sourced by Brown Shoe was from manufacturing facilities in China. The Company has the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of the Company's foreign sourcing in 2001:

Country	Millions of Pairs

China	51.6
Brazil	11.1
Indonesia	2.8
Italy	.4
All Other	.9
Total	66.8

ITEM 1 - BUSINESS (Continued)

        The Company monitors the quality of the components of its footwear products prior to production and inspects prototypes of each footwear product before production runs are commenced. The Company also performs random in-line quality control checks during production and before footwear leaves the manufacturing facility.

        The Company maintains separate design teams for each of its brands which are responsible for the creation and development of new product styles. The Company's designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. From a design center in Florence, Italy, the Company captures European influences like heel shapes and fabrics before appearing at retail. The design center is electronically linked to the Company's line builders in the United States who blend them with the latest U.S. fashion trends. When a new style is created, the Company's designers work closely with independent footwear manufacturers to translate their designs into new footwear styles.

Risk Factors

        Certain statements herein and in the documents incorporated herein by reference as well as statements made by the Company from time to time contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. The considerations listed below represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks (including those discussed in the Management's Discussion and Analysis section of the Annual Report to Shareholders) may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

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

ITEM 1 - BUSINESS (Continued)

Reliance on Foreign Sources of Production

        The Company relies entirely on broad-based foreign sourcing for its footwear products. The Company sources footwear products from independent third-party manufacturing facilities located in China and Brazil, and to a lesser extent from Indonesia, Italy, Mexico, Taiwan and two Company-owned manufacturing facilities in Canada. Typically, the Company is a major customer of these third-party manufacturing facilities. The Company believes its relationships with such third-party manufacturing facilities provide it with a competitive advantage; thus the Company's future results will partly depend on maintaining its close working relationships with its principal manufacturers.

        The Company relies heavily on independent third-party manufacturing facilities, primarily located in China. Historically, the trade relationship between the United States and China has not had a material adverse effect on the Company's business, financial condition or results of operations. There have been, however, and may in the future be, threats to the trade relationships between the United States and China, including past and future threats by the United States to limit trade relations with China. There can be no assurance the trade relationship between the United States and China will not worsen, and if it does worsen, there can be no assurance the Company's business, financial condition or results of operations will not be materially adversely affected thereby. Further, the Company cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although the Company believes it could find alternative manufacturing sources for those products it currently sources from China through its existing relationships with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of its Chinese manufacturing capacity would have a material adverse effect on the Company.

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

ITEM 1 - BUSINESS (Continued)

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

ITEM 1 - BUSINESS (Continued)

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

Project IMPACT

        In 2001, the Company announced it launched a set of initiatives under the name IMPACT (Improved Performance and Competitive Transformation). Such initiatives are intended to transform the Company over time and to improve its earnings. The IMPACT initiatives eventually will touch every part of the Company. IMPACT initially focused on the implementation of new merchandising initiatives at Famous Footwear; the closing of 97 underperforming Naturalizer Retail stores; and the elimination of redundant infrastructure by developing a Shared Services operating model, which will allow the Company to improve the efficiency of its information systems, human resources and finance functions. In connection with these initiatives, the Company took an after-tax, nonrecurring charge of approximately $32 million ($1.84 per share) in the fourth quarter of 2001. The Company announced that it anticipates the after-tax savings, resulting from IMPACT, will grow from approximately $13 million in 2003 to $22 million in 2005, or from $0.70 to $1.20 per share.

ITEM 1 - BUSINESS (Continued)

        The Company's successful implementation of the IMPACT initiatives is subject to a number of risks, including the retention of certain key personnel through critical phases of the projects, the ability of the merchandise teams to utilize the new merchandising and inventory systems, and higher than anticipated costs associated with the closing of the Naturalizer Retail stores. Whenever an organization undergoes a transformation, such as moving to a Shared Services platform, there is a risk of interruption or decrease in service levels. If the Company experiences difficulties with the implementation of the IMPACT initiatives, the actual savings resulting from such initiatives may be materially lower than anticipated.

ITEM 2 - PROPERTIES

        The Company owns its principal executive, sales and administrative offices in Clayton (St. Louis), Missouri. The Famous Footwear division operates from a leased office building in Madison, Wisconsin. The Canadian wholesale division operates from an owned office building in Perth, Ontario, and the retail division from leased office space in Laval, Quebec.

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

        The Company's retail footwear operations are conducted throughout the United States and Canada and involve the operation of 1,376 shoe stores, including 160 in Canada. All store locations are leased, with approximately half having renewal options. Famous Footwear operates a leased 750,000 square foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin, and a leased 800,000 square foot distribution center, including mezzanine levels, in Lebanon, Tennessee.

ITEM 3 - LEGAL PROCEEDINGS

        The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the outcome of such proceedings and litigation currently pending will not have a materially adverse effect on the Company's results of operations or financial position.

ITEM 3 - LEGAL PROCEEDINGS (Continued)

        The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating a residential area adjacent to owned property in Colorado, under the oversight of Colorado authorities. This residential area has been affected by types of solvents previously used at the facility. The Company is also remediating the owned property. In fiscal 2000, a class-action lawsuit was filed in Colorado state court against the Company related to this site. In December 2001, the court denied the plaintiffs' motion for class certification and ordered the individual plaintiffs to proceed with the case. The plaintiffs have asked the court to reconsider its ruling. The Company does not believe the ultimate outcome of this lawsuit will have a materially adverse effect on its results of operations or financial condition. During fiscal 2001 and 2000, the Company incurred charges of $1.4 million and $3.0 million, respectively, related to this site.

        The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 22 years.

        In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain landfills from the sale or disposal of solvents and other by-products from the closed tannery and shoe manufacturing facilities.

        Based on information currently available, the Company had an accrued liability of $4.1 million, as of February 2, 2002, to complete the clean up at all sites. The ultimate cost may vary.

        While the Company currently does not operate domestic manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is a list of the names and ages of the executive officers of the registrant and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire May, 2002.

Name	Age	Current Position

Ronald A. Fromm	51	Chairman of the Board, President and Chief Executive Officer

Byron D. Norfleet	40	President, Naturalizer Division

Michael I. Oberlander	33	Vice President, General Counsel and Corporate Secretary

Gary M. Rich	51	President, Brown Shoe Wholesale

Andrew. M. Rosen	51	Senior Vice President, Chief Financial Officer and Treasurer

Richard C. Schumacher	54	Vice President and Chief Accounting Officer

David H. Schwartz	56	Chief Operating Officer and President, Brown Shoe International

Joseph W. Wood	54	President, Famous Footwear

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

Andrew M. Rosen, Senior Vice President, Chief Financial Officer and Treasurer of the registrant since October 1999. Senior Vice President and Treasurer of the registrant from March 1999 to October 1999. Vice President and Treasurer of the registrant from January 1992 to March 1999. Treasurer of the registrant from 1983 to 1992.

Richard C. Schumacher, Vice President and Chief Accounting Officer since March 2002. Vice President and Controller of the registrant from June 1994 to March 2002. Vice President and Chief Financial Officer of Wohl Shoe Company from November 1992 to June 1994.

David H. Schwartz, Chief Operating Officer since March 2002, and President, Brown Shoe International since August 2000. President, Brown Sourcing from February 1996 to August 2000. President, Men's, Athletic and Children's Divisions from March 1995 to February 1996.

Joseph W. Wood, President, Famous Footwear since January 2002. Executive Vice President - Merchandise for Finish Line chain of athletic footwear stores from April 2000 to December 2001. Senior Vice President - Merchandise and Marketing for Finish Line from March 1992 to April 2000.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Common Stock market prices and dividends on page 44 of the Annual Report to Shareholders and the number of shareholders of record on page 46 of the Annual Report to Shareholders for the year ended February 2, 2002, are incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

        Selected Financial Data on page 25 of the Annual Report to Shareholders for the year ended February 2, 2002, is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

        Management's Discussion and Analysis of Operations and Financial Condition on pages 18 through 24 of the Annual Report to Shareholders for the year ended February 2, 2002, is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information appearing under the caption "Derivative Financial Instruments" on pages 38 and 39 of the Annual Report for Shareholders for the year ended February 2, 2002, is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and its subsidiaries on pages 26 through 43, and the supplementary financial information on page 44 of the Annual Report to Shareholders for the year ended February 2, 2002, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding Directors of the Company on pages 5 through 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2002, is incorporated herein by reference. Information regarding Executive Officers of the Company is included in Part I of this Form 10-K following Item 4 and information regarding Section 16 Beneficial Ownership Reporting Compliance on pages 27 and 28 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2002, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

        Information regarding Executive Compensation on pages 11 through 18 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2002, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Company Stock Ownership by Directors and Executive Officers on page 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2002, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) and (2)	The response to this portion of Item 14 is submitted as a separate section of this report.

(a)	(3)	Exhibits

Exhibit No.:
	3. (a)	Restated Certificate of Incorporation of the Company, dated October 17, 2001, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-Q for the quarter ended November 3, 2001.

	(b)	Bylaws of the Company as amended through March 2, 2000, incorporated herein by reference to Exhibit 3 to the Company's report on Form 10-K for the fiscal year ended January 29, 2000.

	4. (a)	Rights Agreement dated as of March 7, 1996 between the Company and First Chicago Trust Company of New York, which includes as Exhibit A the form of Rights Certificate evidencing the Company's Common Stock Purchase Rights, incorporated herein by reference to the Company's Form 8-K dated March 8, 1996.

	(a) (i)	Amendment to Rights Agreement between Brown Shoe Company, Inc. and First Chicago Trust Company of New York, dated as of July 8, 1997, effective August 11, 1997, incorporated herein by reference to the Company's Form 8-K dated August 8, 1997.

	(a) (ii)	Second Amendment to Rights Agreement between Brown Shoe Company, Inc., First Chicago Trust Company of New York and EquiServe Trust Company, N.A., dated and effective as of December 6, 2001, incorporated herein by reference to the Company's Form 10-Q dated November 3, 2001.

Exhibit No.:
(b)	Credit Agreement dated as of December 20, 2001, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company's Form 8-K dated January 3, 2002.

(b) (i)	First Amendment to Credit Agreement, dated as of January 19, 2002, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, filed herewith.

(b) (ii)	Second Amendment to Credit Agreement, dated as of February 5, 2002, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, filed herewith.

(c)	Certain instruments with respect to the long-term debt of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the amount of debt authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10. (a) *	Fourth Amendment to the Brown Group, Inc. Executive Retirement Plan, amended and restated as of January 1, 1998, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

(a) (i) *	Fifth Amendment to the Brown Group, Inc. Executive Retirement Plan, dated January 7, 2000, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

Exhibit No.:
(b) *	Stock Option and Restricted Stock Plan of 1987, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 26, 1988.

(c) *	Stock Option and Restricted Stock Plan of 1994, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 17, 1996.

(d) *	Stock Option and Restricted Stock Plan of 1998, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 24, 1998.

(e) *	Incentive and Stock Compensation Plan of 1999, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 26, 1999.

(e) (i) *	Amendment to Incentive and Stock Compensation Plan of 1999, dated May 27, 1999, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

(e) (ii)*	First Amendment to the Incentive and Stock Compensation Plan of 1999, dated January 7, 2000, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

(f) *	Employment Agreement, dated October 5, 2000 between the Company and Ronald A. Fromm, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

(g) *	Early Retirement and Consulting Agreement, dated July 21, 2001 between the Company and Brian C. Cook, incorporated herein by reference to the Company's Form 10-Q dated November 3, 2001.

(h) *	Severance Agreement, dated October 5, 2000, between the Company and Gary M. Rich, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

Exhibit No.:
	(i) *	Severance Agreement, dated October 5, 2000 between the Company and David H. Schwartz, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

	(j) *	Severance Agreement, dated December 1, 1999 between the Company and Byron Douglas Norfleet, filed herewith.

	(k) *	Severance Agreement, dated October 5, 2000 between the Company and Andrew M. Rosen, filed herewith.

	(l) *	Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to the Company's Form 10-K dated January 29, 2000.

	13.	Annual Report to Shareholders of Brown Shoe Company, Inc. for the fiscal year ended February 2, 2002. Such report, except for portions specifically incorporated by reference herein, is furnished for the information of the SEC and is not "filed" as part of this report.

	21.	Subsidiaries of the registrant.

	23.	Consent of Independent Auditors.

	24.	Power of attorney (contained on signature page).

(b)		Reports on Form 8-K:

The Company filed a current report on Form 8-K dated January 3, 2002, which announced the placement of a new Credit Agreement in the amount of $350 million.

Exhibit No.:
(c)	Exhibits:

Exhibits begin on page 31 of this Form 10-K. On request copies of any exhibit will be furnished to shareholders upon payment of the Company's reasonable expenses incurred in furnishing such exhibits.

(d)	Financial Statement Schedules: See page 28.

*Denotes management contract or compensatory plan arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: April 16, 2002	/s/ Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer On Behalf of the Company as the Principal Financial Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 16, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ Ronald A. Fromm	Chairman of the Board of Directors President and Chief Executive Officer and on behalf of the Company as Principal Executive Officer
Ronald A. Fromm

/s/ Andrew M. Rosen	Senior Vice President, Chief Financial Officer and Treasurer
Andrew M. Rosen

/s/ Richard C. Schumacher	Vice President and Chief Accounting Officer and on behalf of the Company as Principal Accounting Officer
Richard C. Schumacher

Signatures	Title

/s/ Joseph L. Bower	Director
Joseph L. Bower

/s/ Julie C. Esrey	Director
Julie C. Esrey

Director
Richard A. Liddy

/s/ John Peters MacCarthy	Director
John Peters MacCarthy

/s/ Patricia G. McGinnis	Director
Patricia G. McGinnis

/s/ W. Patrick McGinnis	Director
W. Patrick McGinnis

/s/ Jerry E. Ritter	Director
Jerry E. Ritter

ANNUAL REPORT ON FORM 10-K

ITEM 14 (a) (1) and (2)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

YEAR ENDED FEBRUARY 2, 2002

BROWN SHOE COMPANY, INC.

ST. LOUIS, MISSOURI

FORM 10-K - ITEM 14 (a) (1) and (2)
BROWN SHOE COMPANY, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        The following consolidated financial statements of Brown Shoe Company, Inc. and subsidiaries included in the annual report of the registrant to shareholders for the year ended February 2, 2002, are incorporated by reference in Item 8:

Consolidated Balance Sheets - February 2, 2002, and February 3, 2001.

Consolidated Earnings - Years ended February 2, 2002, February 3, 2001, and January 29, 2000.

Consolidated Cash Flows - Years ended February 2, 2002, February 3, 2001, and January 29, 2000.

Consolidated Shareholders' Equity - Years ended February 2, 2002, February 3, 2001, and January 29, 2000.

                     Notes to Consolidated Financial Statements. Report of Independent Auditors.         The following consolidated financial statement schedule of Brown Shoe Company, Inc. and subsidiaries is included in Item 14(a):

                    Schedule II - Valuation and Qualifying Accounts.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
BROWN SHOE COMPANY, INC.

Col. A.	Col. B	Col. C		Col. D	Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe	Balance At End Of Period
(Thousands)
YEAR ENDED FEBRUARY 2, 2002

Deducted from assets:
For doubtful accounts and discounts	$5,863	$763	C	$1,021-A	$5,605

YEAR ENDED FEBRUARY 3, 2001

Deducted from assets:
For doubtful accounts and discounts	$8,088	$1,554	C	$3,779-A	$5,863

YEAR ENDED JANUARY 29, 2000

Deducted from assets:
For doubtful accounts and discounts	$9,820	$2,234	C	$3,966-A	$8,088

A. Accounts written off, net of recoveries and discounts taken.

BROWN SHOE COMPANY, INC.
ANNUAL REPORT TO SHAREHOLDERS ON FORM 10-K
INDEX TO EXHIBITS

Exhibits

4.	(b) (i)	First Amendment to Credit Agreement

	(b) (ii)	Second Amendment to Credit Agreement

10.	(j)	Severance Agreement between the Company and Byron D. Norfleet

	(k)	Severance Agreement between the Company and Andrew M. Rosen

13.		2001 Annual Report to Shareholders of Brown Shoe Company, Inc.

21.		Subsidiaries of the registrant

23.		Consent of Independent Auditors

24.		Power of Attorney (see signature page)