Form 10-Q
period 2002-05-04
BROWN SHOE CO INC/
filed 2002-06-14
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 4, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [x]   No [  ]

   As of June 1, 2002, 17,613,467 shares of the registrant's common stock were outstanding.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

(Unaudited)
May 4, 2002		May 5, 2001	February 2, 2002
ASSETS
Current Assets
Cash and Cash Equivalents	$26,609	$35,971	$22,712
Receivables	61,407	54,605	68,305
Inventories	360,545	452,170	396,227
Other Current Assets	35,565	20,375	39,666

Total Current Assets	484,126	563,121	526,910

Other Assets	73,213	64,949	69,192
Goodwill and Intangible Assets, Net	19,124	21,473	19,050

Property and Equipment	253,728	249,821	251,650
Allowances for Depreciation and Amortization	(169,467)	(159,683)	(165,904)

	84,261	90,138	85,746

	$660,724	$739,681	$700,898

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$50,700	$75,000	$64,250
Accounts Payable	97,872	128,469	122,360
Accrued Expenses	88,927	76,556	85,743
Income Taxes	3,009	3,345	550
Current Maturities of Long-Term Debt	13,550	25,000	28,550

Total Current Liabilities	254,058	308,370	301,453

Long-Term Debt and Capitalized Lease Obligations	123,491	137,039	123,491
Other Liabilities	19,021	21,138	19,298

Shareholders' Equity
Common Stock	65,859	65,434	65,564
Additional Capital	48,742	47,488	47,948
Unamortized Value of Restricted Stock	(2,060)	(2,655)	(1,909)
Accumulated Other Comprehensive Loss	(9,303)	(7,999)	(9,975)
Retained Earnings	160,916	170,866	155,028

	264,154	273,134	256,656

	$660,724	$739,681	$700,898

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Thousands, except per share)

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Net Sales	$446,738	$436,138
Cost of Goods Sold	266,132	261,090

Gross Profit	180,606	175,048

Selling & Administrative Expenses	165,561	160,049
Interest Expense	3,628	5,517
Other Expense	284	55

Earnings Before Income Taxes	11,133	9,427

Income Tax Provision	3,500	3,016

NET EARNINGS	$7,633	$6,411

BASIC EARNINGS PER COMMON SHARE	$.44	$.37

DILUTED EARNINGS PER COMMON SHARE	$.43	$.36

DIVIDENDS PER COMMON SHARE	$.10	$.10

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Operating Activities:
Net earnings	$7,633	$6,411
Adjustments to Reconcile Net Earnings to
Cash Provided (Used) by Operating Activities:
Depreciation and amortization	5,834	6,086
Changes in Operating Assets and Liabilities:
Receivables	6,898	9,798
Inventories	35,682	(24,340)
Trade payables and accrued expenses	(21,304)	(12,816)
Other, net	3,372	663

Net Cash Provided (Used) by Operating Activities	38,115	(14,198)

Investing Activities:
Capital expenditures	(4,422)	(6,147)
Other	-	101

Net Cash Used by Investing Activities	(4,422)	(6,046)

Financing Activities:
Increase (decrease) in short-term notes payable	(13,550)	8,500
Principal payments of long-term debt	(15,000)	-
Payments for purchase of treasury stock	-	(2,198)
Proceeds from stock options exercised	773	1,169
Debt issuance costs	(265)	-
Dividends paid	(1,754)	(1,747)

Net Cash Provided (Used) by Financing Activities	(29,796)	5,724

Increase (Decrease) in Cash and Cash Equivalents	3,897	(14,520)

Cash and Cash Equivalents at Beginning of Period	22,712	50,491

Cash and Cash Equivalents at End of Period	$26,609	35,971

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

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

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended May 4, 2002 and May 5, 2001 (000's, except per share data):

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Numerator:
Net earnings - Basic and Diluted	$7,633	$6,411

Denominator:
Weighted average shares outstanding - Basic	17,284	17,145
Effect of potentially dilutive securities	424	501

Weighted average shares outstanding - Diluted	17,708	17,646

Basic earnings per common share	$.44	$.37

Diluted earnings per common share	$.43	$.36

Note 3 - Comprehensive Income

Comprehensive Income includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended May 4, 2002 and May 5, 2001 (000's):

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Net Earnings	$7,633	$6,411

Other Comprehensive Income:
Foreign Currency Translation Adjustment	621	(906)
Unrealized Gains on Derivative Instruments	51	45

	672	(861)

Comprehensive Income	$8,305	$5,550

Note 4 - Business Segment Information

Applicable business segment information is as follows for the periods ended May 4, 2002 and May 5, 2001 (000's):

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended May 4, 2002

External Sales	$267,606	$128,822	$49,272	$1,038	$446,738
Intersegment Sales	-	29,215	-	-	29,215
Operating profit (loss)	10,791	11,898	(1,322)	(5,995)	15,372

Thirteen Weeks Ended May 5, 2001

External Sales	$255,728	$129,422	$50,985	$3	$436,138
Intersegment Sales	-	32,633	-	-	32,633
Operating profit (loss)	9,854	11,362	(561)	(5,403)	15,252

Reconciliation of operating profit to earnings before income taxes (000's):

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Total operating profit	$15,372	$15,252
Interest expense	3,628	5,517
Non-operating other expense	611	308

Earnings before income taxes	$11,133	$9,427

Operating profit represents gross profit less selling and administrative expenses and other operating income or expense. The "Other" segment includes Corporate general and administrative expenses, which are not allocated to the operating units, and the Company's investment in Shoes.com, Inc., a footwear e-commerce company.

Note 5 - Restructuring Reserves

In the fourth quarter of fiscal 2001, the Company recorded charges and reserves to close 97 Naturalizer retail stores. As of May 4, 2002, 50 of the 97 Naturalizer retail stores were closed, and $4.0 million of the $15.5 million yearend reserve balance was utilized during the first quarter of fiscal 2002.

During the first quarter of fiscal 2002, the Company utilized approximately $0.3 million of the $3.1 million yearend reserve balance, which was established during the fourth quarter of fiscal 2001, for severance costs related to the elimination of 117 positions as the Company moves to a new Shared Services platform.

Note 6 - Goodwill and Other Intangible Assets

Effective at the beginning of fiscal 2002, the Company adopted Statement of Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires goodwill and intangible assets with indefinite lives no longer be amortized but instead be tested for impairment at least annually. Under SFAS No. 142, all goodwill and intangible asset amortization ceased effective February 3, 2002. The Company has completed the required impairment tests and found no impairment. On an ongoing basis, the Company expects to perform impairment tests during the fourth quarter.

In the first quarter of fiscal 2001, goodwill and intangible amortization was $0.3 million, aftertax, or $.02 per share.

As of May 4, 2002, goodwill of $18.1 million (net of $10.7 million accumulated amortization) and intangible assets of $1.0 million (net of $0.3 million accumulated amortization) were attributable to the Company's operating segments as follows: $3.5 million for Famous Footwear, $10.2 million for Wholesale operations, $4.5 million for Naturalizer Retail and $0.9 million for the "Other" segment.

Note 7 - Long-Lived Assets

At the beginning of fiscal 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a significant effect on the Company's earnings or financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended May 4, 2002 compared to the Quarter ended May 5, 2001

Consolidated net sales for the quarter ended May 4, 2002 were $446.7 million compared to $436.1 million in the quarter ended May 5, 2001. Net earnings of $7.6 million for the first quarter of 2002 compares to net earnings of $6.4 million in the first quarter of 2001. Diluted earnings per share were $.43 in the first quarter of 2002 compared to $.36 in the first quarter of 2001.

Famous Footwear 's sales increased 4.6% during the first quarter of 2002 to $267.6 million. The increase was driven by a 0.4% same-store sales increase partially offset by two less stores resulting in a total of 917 stores in operation. Famous Footwear had operating earnings for the first quarter of 2002 of $10.8 million compared to $9.9 million for the same period last year. The increase in operating profitability was due to improved leveraging of the expense base and better margin rates on new spring footwear.

The Company's wholesale operations had net sales of $128.8 million during the first quarter of 2002 compared to $129.4 million in the comparable quarter last year. This sales decrease was primarily due to lower sales of women's private label footwear, partially offset by higher sales of Naturalizer branded products and children's footwear. Operating earnings of $11.9 million increased from $11.4 million in the first quarter of 2001 primarily as a result of higher margins.

In the Company's Naturalizer Retail operations, which includes stores in both the United States and Canada, net sales decreased 3.4% to $49.3 million in the first quarter of 2002. Same-store sales in the first quarter of 2002 increased 3.1% in the United States but decreased 5.1% in Canada. The Company had 46 less stores in operation in the United States in 2002 and 11 more stores in operation in Canada than in the first quarter of 2001. At the end of the first quarter of 2002, 440 stores were in operation including 274 stores in the United States and 166 stores in Canada. Total Naturalizer Retail operations incurred operating losses of $1.3 million in the first quarter of fiscal 2002 compared to losses of $0.6 million for the same period in 2001. The decline was primarily due to lower same-store sales in Canada due to unseasonably cool weather.

Consolidated gross profit as a percent of sales for the first quarter of 2002 increased to 40.4% from 40.1% during the same period last year. This increase was primarily due to higher margins in the Company's wholesale operations.

Selling and administrative expenses as a percent of sales for the first quarter of 2002 increased to 37.1% from 36.7% for the same period last year. This increase was due to higher marketing expenses in the Company's wholesale operations and additional consulting costs associated with Project IMPACT.

The consolidated tax rate was 31.4% of pre-tax income for the first quarter of 2002 compared to 32.0% last year. The decrease from last year's effective rate reflects a higher mix of offshore operating income, which is taxed at lower rates.

Financial Condition

A summary of key financial data and ratios at the dates indicated is as follows:

	May 4, 2002	May 5, 2001	February 2, 2002

Working Capital (millions)	$230.1	$254.8	$225.5

Current Ratio	1.9:1	1.8:1	1.8:1

Total Debt as a Percentage of Total Capitalization	41.5%	46.5%	45.7%

Cash provided from operating activities for the first quarter of fiscal 2002 was $38.1 million versus cash usage of $14.2 million for the same period last year. This increase resulted mainly from lower inventories, primarily at the Famous Footwear division where inventories were $80.6 million lower than at the end of the first quarter of fiscal 2001.

The decrease in the ratio of total debt as a percentage of total capitalization at May 4, 2002, compared to the end of fiscal 2001, is due to the cash provided and principal payments of long-term debt. At May 4, 2002, $150.7 million was borrowed and $9.6 million of letters of credit were outstanding under the Company's revolving bank Credit Agreement, which leaves additional borrowing availability of approximately $90 million.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the first quarter of fiscal 2002, no shares were purchased under this authorization. Since the inception of this program, the Company has repurchased a total of 928,900 shares for approximately $11.3 million.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Item 1 of the Company's fiscal 2001 Annual Report on Form 10-K, detailed risk factors that could cause variations in results to occur are listed and further described. Such description is incorporated herein by reference.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material developments during the quarter ended May 4, 2002 in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended February 2, 2002. Item 4 - Submission of Matters to a Vote of Security Holders
  At the Annual Meeting of Shareholders held on May 23, 2002, three proposals described in the Notice of Annual Meeting of Shareholders dated April 16, 2002, were voted upon.

  1.    The shareholders elected two directors, Ronald A. Fromm and Patricia G. McGinnis for terms of three years each. The voting for each director was as follows:

Directors	For	Withheld

Ronald A. Fromm	16,003,399	135,704
Patricia G. McGinnis	15,988,993	150,110

  2.    The proposal to make certain amendments to the Restated Certificate of Incorporation of the Company was approved by the vote of 13,828,627 in favor to 254,587 against, with 52,505 abstaining and 2,003,384 non-votes.

  3.    The proposal to approve the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002 and the allocation of 1,500,000 of the Corporation's shares thereto was approved by a vote of 9,678,715 in favor to 3,315,651 against, with 1,141,353 abstaining and 2,003,384 non-votes.

Item 6 - Exhibits and Reports on Form 8-K

(a)	(3)	(a)	Certificate of Incorporation of the Company, filed herewith.
		(b)	Bylaws of the Company as amended through March 2, 2000, incorporated herein by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

	(b) (ii)	Second Amendment to Credit Agreement, dated as of February 5, 2002, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company's Form 10-K dated February 2, 2002.
(10)	(j)*	Severance Agreement, dated April 30, 2002, between the Company and Byron Douglas Norfleet, filed herewith.
	(m)*	Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit C of the Company's Definitive Proxy Statement dated April 16, 2002.
(b)	Reports on Form 8-K:

The Company filed no reports on Form 8-K during the quarter ended May 4, 2002.

    * Denotes management contract or compensatory plan arrangements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date June 14, 2002	/s/ Andrew M. Rosen
Chief Financial Officer and Treasurer On Behalf of the Corporation as the Principal Financial Officer