Form 10-Q
period 2002-08-03
BROWN SHOE CO INC/
filed 2002-09-10
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 3, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [x]   No [  ]

As of August 30, 2002, 17,643,028 shares of the registrant's common stock were outstanding.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)
(Unaudited)
August 3, 2002		August 4, 2001	February 2, 2002
ASSETS
Current Assets
Cash and Cash Equivalents	$40,507	$47,126	$22,712
Receivables	73,516	63,760	68,305
Inventories	410,167	496,951	396,227
Other Current Assets	36,926	24,405	39,666

Total Current Assets	561,116	632,242	526,910

Other Assets	74,291	66,698	69,192
Goodwill and Intangible Assets, Net	19,055	21,116	19,050

Property and Equipment	248,450	250,069	251,650
Allowances for Depreciation and Amortization	(165,017)	(160,730)	(165,904)

	83,433	89,339	85,746

	$737,895	$809,395	$700,898

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$36,200	$68,000	$64,250
Accounts Payable	177,558	200,801	122,360
Accrued Expenses	98,918	77,150	85,743
Income Taxes	4,413	3,574	550
Current Maturities of Long-Term Debt	20,000	28,550	28,550

Total Current Liabilities	337,089	378,075	301,453

Long-Term Debt and Capitalized Lease Obligations	113,492	133,489	123,491
Other Liabilities	19,209	20,278	19,298

Shareholders' Equity
Common Stock	66,175	65,506	65,564
Additional Capital	49,844	47,842	47,948
Unamortized Value of Restricted Stock	(2,473)	(2,244)	(1,909)
Accumulated Other Comprehensive Loss	(11,770)	(8,192)	(9,975)
Retained Earnings	166,329	174,641	155,028

	268,105	277,553	256,656

	$737,895	$809,395	$700,898

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Thousands, except per share)
	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Net Sales	$456,255	$442,079	$902,993	$878,217
Cost of Goods Sold	278,418	272,535	544,550	533,625

Gross Profit	177,837	169,544	358,443	344,592

Selling & Administrative Expenses	163,576	158,504	329,137	318,553
Interest Expense	3,038	5,247	6,666	10,764
Other Expense (Income)	1,095	(2,032)	1,379	(1,977)

Earnings Before Income Taxes	10,128	7,825	21,261	17,252

Income Tax Provision	2,959	2,030	6,459	5,046

NET EARNINGS	$7,169	$5,795	$14,802	$12,206

BASIC EARNINGS PER COMMON SHARE	$.41	$.34	$.85	$.71

DILUTED EARNINGS PER COMMON SHARE	$.40	$.33	$.83	$.69

DIVIDENDS PER COMMON SHARE	$.10	$.10	$.20	$.10

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Twenty-six Weeks Ended

	August 3, 2002	August 4, 2001

Operating Activities:
Net earnings	$14,802	$12,206
Adjustments to Reconcile Net Earnings to
Cash Provided by Operating Activities:
Depreciation and amortization	11,700	12,392
Changes in Operating Assets and Liabilities:
Receivables	(5,211)	643
Inventories	(13,940)	(69,121)
Accounts payable and accrued expenses	68,373	60,110
Other	6,603	(2,673)
Other, net	(5,573)	(4,526)

Net Cash Provided by Operating Activities	76,754	9,031

Investing Activities:
Capital expenditures	(10,159)	(11,684)
Other	-	2,080

Net Cash Used by Investing Activities	(10,159)	(9,604)

Financing Activities:
Decrease (increase) in short-term notes payable	(28,050)	1,500
Principal payments of long-term debt	(18,550)	-
Payments for purchase of treasury stock	-	(2,630)
Proceeds from stock options exercised	1,581	1,830
Debt issuance costs	(265)	-
Dividends paid	(3,516)	(3,492)

Net Cash Used by Financing Activities	(48,800)	(2,792)

Increase (Decrease) in Cash and Cash Equivalents	17,795	(3,365)

Cash and Cash Equivalents at Beginning of Period	22,712	50,491

Cash and Cash Equivalents at End of Period	$40,507	47,126

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company's financial position, results of operations, and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

The Company's business is subject to seasonal influences, and interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended August 3, 2002 and August 4, 2001 (000's, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Numerator:
Net earnings - Basic and Diluted	$7,169	$5,795	$14,802	$12,206

Denominator:
Weighted average shares outstanding - Basic	17,368	17,182	17,326	17,164
Effect of potentially dilutive securities	728	444	576	472

Weighted average shares outstanding - Diluted	18,096	17,626	17,902	17,636

Basic earnings per common share	$.41	$.34	$.85	$.71

Diluted earnings per common share	$.40	$.33	$.83	$.69

Note 3 - Comprehensive Income

Comprehensive Income includes changes in equity related to foreign currency translation adjustments and unrealized gains/losses from derivatives.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended August 3, 2002 and August 4, 2001 (000's):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Net Earnings	$7,169	$5,795	$14,802	$12,206

Other Comprehensive Income:
Foreign Currency Translation Adjustment	(548)	110	73	(796)
Unrealized Losses on Derivative Instruments	(1,919)	(303)	(1,868)	(258)

	(2,467)	(193)	(1,795)	(1,054)

Comprehensive Income	$4,702	$5,602	13,007	$11,152

Note 4 - Business Segment Information

Applicable business segment information is as follows for the periods ended August 3, 2002 and August 4, 2001 (000's):

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended August 3, 2002

External Sales	$270,756	$134,207	$50,204	$1,088	$456,255
Intersegment Sales	-	30,117	-	-	30,117
Operating profit (loss)	6,861	13,168	33	(5,561)	14,501

Thirteen Weeks Ended August 4, 2001

External Sales	$266,432	$120,889	$54,567	$191	$442,079
Intersegment Sales	-	25,853	-	-	25,853
Operating profit (loss)	(262)	13,658	1,530	(3,626)	11,300

Twenty-six Weeks Ended August 3, 2002

External Sales	$538,362	$263,027	$99,477	$2,127	$902,993
Intersegment Sales	-	59,334	-	-	59,334
Operating profit (loss)	17,652	25,067	(1,289)	(11,557)	29,873

Twenty-six Weeks Ended August 4, 2001

External Sales	$522,160	$250,311	$105,552	$194	$878,217
Intersegment Sales	-	58,486	-	-	58,486
Operating profit (loss)	9,592	25,020	968	(9,029)	26,551

Reconciliation of operating profit to earnings before income taxes (000's):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Total operating profit	$14,501	$11,300	$29,873	$26,551
Interest expense	(3,038)	(5,247)	(6,666)	(10,764)
Non-operating other (expense) income	(1,335)	1,772	(1,946)	1,465

Earnings before income taxes	$10,128	$7,825	$21,261	$17,252

Operating profit represents gross profit less selling and administrative expenses and other operating income or expense. The "Other" segment includes Corporate general and administrative expenses, which are not allocated to the operating units, and the Company's investment in Shoes.com, Inc., a footwear e-commerce company.

Note 5 - Restructuring Reserves

In the fourth quarter of fiscal 2001, the Company recorded charges and reserves to close 97 domestic Naturalizer retail stores. The yearend reserve balance of $15.5 million, was to cover costs to buyout store leases, liquidate inventories, writedown fixed assets to net realizable value, and pay severance costs for terminated employees. As of August 3, 2002, 79 of the 97 Naturalizer retail stores were closed. The remaining reserve balance was $7.7 million at the end of the second quarter of 2002, with usage of $3.8 million and $7.8 million occurring in the second quarter and first half of fiscal 2002, respectively.

Also in the fourth quarter of fiscal 2001, the Company established a reserve of $3.1 million for severance costs related to the elimination of 117 positions as the company moved to a new Shared Services platform for its Human Resources, Accounting and Information Systems functions. As of August 3, 2002, 61 positions had been eliminated under this program and $0.2 million and $0.5 million of the reserve was utilized in the second quarter and first half of fiscal 2002, respectively, leaving a reserve balance of $2.6 million at the end of the second quarter of 2002.

Costs are being charged to these reserves as incurred, and the reserves are reviewed periodically to determine their adequacy.

Note 6 - Goodwill and Other Intangible Assets

Effective at the beginning of fiscal 2002, the Company adopted Statement of Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires goodwill and intangible assets with indefinite lives no longer be amortized but instead be tested for impairment at least annually. Under SFAS No. 142, all goodwill and intangible asset amortization ceased effective February 3, 2002. The Company completed the required impairment tests, as of the beginning of fiscal 2002, and found no impairment. On an ongoing basis, the Company expects to perform impairment tests during the fourth quarter.

In the second quarter of 2001, goodwill and intangible amortization was $0.3 million, on an aftertax basis, or $.02 per share. For the first half of fiscal 2001, goodwill and intangible amortization was $0.6 million, on an aftertax basis, or $.05 per share.

As of August 3, 2002, goodwill of $18.1 million (net of $10.7 million accumulated amortization) and intangible assets of $1.0 million (net of $0.3 million accumulated amortization) were attributable to the Company's operating segments as follows: $3.5 million for Famous Footwear, $10.2 million for Wholesale operations, $4.5 million for Naturalizer Retail and $0.9 million for the "Other" segment.

Note 7 - Impact of Recently Issued Accounting Standards

At the beginning of fiscal 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of business. SFAS No. 144 retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The adoption of SFAS No. 144 did not impact the Company's financial statements, as the stores closed during the first half of fiscal 2002 did not meet the requirements to be reported as discontinued operations under SFAS No. 144.

On July 30, 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 is different from EITF 94-3 in that SFAS No. 146 requires a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred. In contrast, under EITF 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of this statement will not impact the Company's restructuring and store closing plans announced prior to the adoption of SFAS No. 146, however the adoption of SFAS No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended August 3, 2002 compared to the Quarter ended August 4, 2001

Consolidated net sales for the quarter ended August 3, 2002 were $456.3 million compared to $442.1 million in the quarter ended August 4, 2001. Net earnings of $7.2 million for the second quarter of 2002 are 23.7% higher than net earnings of $5.8 million in the second quarter of 2001. Diluted earnings per share were $.40 in the second quarter of 2002 compared to $.33 in the second quarter of 2001.

Famous Footwear 's sales increased 1.6% during the second quarter of 2002 to $270.8 million. The increase was driven by 13 more stores partially offset by a 2.2% same-store sales decrease. The decrease in same-store sales reflects a decline in consumer traffic into the stores, a slightly lower average selling price per unit, partially offset by a higher percent of customers who made a purchase once in the stores. At the same time traffic has been down, Famous Footwear achieved improved margins in the second quarter as a result of having a better mix of fresh product in the stores turning at a much faster rate than in the past. A reduction in inventories of $71.6 million from the same time last year has significantly contributed to the improved margins and lower warehouse and distribution costs. As a result, Famous Footwear achieved operating earnings for the second quarter of 2002 of $6.9 million compared to an operating loss of $0.3 million for the same period last year. During the second quarter of 2002, Famous Footwear opened 21 stores and closed 18, ending the quarter with 920 stores.

The Company's wholesale operations had net sales of $134.2 million during the second quarter of 2002 compared to $120.9 million in the comparable quarter last year. This sales increase was primarily due to higher sales of Naturalizer and LifeStride branded products, Buster Brown & Co. children's division product, and Dr. Scholl's licensed footwear. The Naturalizer brand continues to gain market share in U.S. department stores, and sales were up 15.3% in the second quarter of 2002 compared to the second quarter of 2001. Sales of Life Stride product were up 13% in the quarter. Operating earnings of $13.2 million were down from $13.7 million in the second quarter of 2001. This decline reflects slightly lower margin rates on sales to department store customers, higher incentive plan costs in the second quarter of 2002 compared to last year when reduced payout expectations led to accrual reversals, and lower earnings at the Canadian wholesale division, primarily from lower production in its two factories.

In the Company's Naturalizer Retail operations, which includes stores in both the United States and Canada, net sales decreased 8.0% to $50.2 million in the second quarter of 2002 due to lower same-store sales and fewer stores. Same-store sales decreased 0.4% for the on-going stores in the United States and 6.8% in Canada. As a result of these lower same-store sales and slightly lower margin rates, Naturalizer Retail's operating earnings were at a break-even level in the second quarter of 2002 compared to earnings of $1.5 million for the same period in 2001. During the second quarter of 2002, 1 store was opened and 31 were closed in the United States, leaving 244 stores open as of August 3, 2002, compared to 318 at the same time last year. In Canada, 2 stores were opened and none were closed, leaving 168 stores open this year compared to 154 at the same time last year.

Consolidated gross profit as a percent of sales for the second quarter of 2002 increased to 39.0% from 38.4% during the same period last year. This increase was primarily due to higher margins in the Company's Famous Footwear operations.

Selling and administrative expenses as a percent of sales for the second quarter of 2002 were even with the 35.9% for the same period last year.

Interest expense was $3.0 million in the second quarter this year, down from $5.2 million last year. This decrease reflects lower borrowings, and lower interest rates from the refinancing completed in the fourth quarter of fiscal 2001.

Other Expense is $1.1 million in the second quarter this year, and primarily represents additional provisions for environmental costs at the Company's owned facility in Colorado. In the second quarter of last year, Other Income of $2.0 million primarily reflected a gain realized on the sale of the Company's airplane.

The consolidated tax rate was 29.2% of pre-tax income for the second quarter of 2002 compared to 25.9% last year. The increase from last year's effective rate reflects a lower mix of offshore operating income, which is taxed at lower rates.

Six Months ended August 3, 2002 compared to the Six Months ended August 4, 2001

Consolidated net sales for the first half of 2002 were $903.0 million, an increase of 2.8% from the first six months of 2001 total of $878.2 million. Net earnings of $14.8 million for the first half of 2002 were 21.3% higher than net earnings of $12.2 million for the first half of 2001.

Sales at Famous Footwear for the first half of 2002 increased 3.1% from the first half of last year to $538.4 million, reflecting the offsetting effects of a 0.9% decrease in same-store sales and 13 more units in operation. Operating earnings for the first half of 2002 increased 84.0% to $17.7 million due to higher margins, primarily due to a fresher merchandise mix, and improved leveraging of expenses including lower distribution and warehousing costs as well as lower advertising expenditures. During the first half of fiscal 2002, Famous opened 33 stores and closed 33.

The Company's wholesale operations' net sales for the first half of 2002 increased 5.1% to $263.0 million from the same period last year. This gain includes a 13.8% increase in Naturalizer, a .9% increase in Life Stride, and a 21.1% gain in the Children's division, partially offset by declines in the women's private label division. Operating earnings for the first half of 2002 of $25.1 million were 0.2% higher than the same period last year as the effect of the higher sales and slightly higher margin rates, were substantially offset by higher incentive plan costs.

In the Company's Naturalizer Retail operations, net sales decreased 5.8% to $99.5 million in the first half of 2002. Same-store sales decreased 0.5% for the ongoing stores in the United States and 6.0% in Canada. As a result of the lower same-store sales, and slightly lower margins, an operating loss of $1.3 million was incurred in the first half of 2002 compared to earnings of $1.0 million for the same period in 2001. During the first half of 2002, 5 stores were opened and 57 were closed in the United States. In Canada, 8 were opened and none were closed.

Consolidated gross profit as a percent of sales for the first half of 2002 increased to 39.7% from 39.2% for the same period last year. This increase was primarily due to higher margins at the Company's Famous Footwear operations.

Selling and administrative expenses as a percent of sales for the first half of 2002 increased to 36.4% from 36.3% for the same period last year. This increase was primarily due to additional consulting costs associated with Project IMPACT and higher incentive plan costs.

Other Expenses for the first half of 2002 of $1.4 million consisted primarily of additional provisions for environmental costs associated with an owned facility in Colorado. Other Income for the first half of 2001 consisted primarily of a gain on the sale of the Company airplane.

The consolidated tax rate was 30.4% of pre-tax income for the first half of 2002 compared to 29.2% last year. The increased rate reflects a lower mix of offshore operating income, which is taxed at lower rates.

Financial Condition

A summary of key financial data and ratios at the dates indicated is as follows:

	August 3, 2002	August 4, 2001	February 2, 2002

Working Capital (millions)	$224.0	$254.2	$225.5

Current Ratio	1.7:1	1.7:1	1.8:1

Total Debt as a Percentage of Total Capitalization	38.8%	45.3%	45.7%

Cash provided from operating activities for the first half of fiscal 2002 was $76.8 million versus $9.0 million for the same period last year. This improvement reflects a significantly lower seasonal buildup of inventories primarily at the Famous Footwear division where inventories were $71.6 million lower than at the end of the second quarter of fiscal 2001. Consolidated inventories of $410.2 million at August 3, 2002, were $86.8 million lower than the same time last year. This reduction reflects the results of the Company's Project IMPACT initiatives which, among other things, is focused on improving the productivity of inventories.

The decrease in the ratio of total debt as a percentage of total capitalization at August 3, 2002, compared to the end of fiscal 2001, is due to the cash provided and principal payments of long-term debt. The Company's total outstanding debt at August 3, 2002 was $169.7 million, which is $60.3 million lower than at the same time last year. At August 3, 2002, $136.2 million was borrowed and $15.3 million of letters of credit were outstanding under the Company's revolving bank Credit Agreement, which leaves additional borrowing availability of approximately $127 million.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the first half of fiscal 2002, no shares were purchased under this authorization. Since the inception of this program, the Company has repurchased a total of 928,900 shares for approximately $11.3 million.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is remediating, under the oversight of Colorado authorities, residential neighborhoods adjacent to and near property in Colorado owned by and previously operated by the Company. The areas have been affected by types of solvents previously used at the facility. The Company is also remediating the owned property. In March 2000, a class-action lawsuit was filed in Colorado State court (District for the City and County of Denver) against the Company, a prior operator at the site and two individuals related to the site. Seven individuals are the named plaintiffs in the lawsuit. They allege claims for trespass, nuisance, unjust enrichment, strict liability and negligence arising from the alleged release of solvents. Plaintiffs are seeking compensatory and exemplary damages, interest, costs and other relief. In December 2001, the Court denied the plaintiffs' motion for class certification and ordered the individual plaintiffs to proceed with the case. The plaintiffs asked the Court to reconsider its ruling. On July 8, 2002, the Court reversed its prior ruling and conditionally certified two classes comprising approximately 1,000 residential properties. The Company does not believe the ultimate outcome of this lawsuit will have a materially adverse effect on its results of operations or financial condition.

There have been no material developments during the quarter ended August 3, 2002 in any other legal proceedings described in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

 Item 6 - Exhibits and Reports on Form 8-K

(a)	(3)	(a)	Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
		(b)	Bylaws of the Company as amended through March 2, 2000, incorporated herein by reference to Exhibit 3 (b) to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.
(b)	Reports on Form 8-K:

The Company filed no reports on Form 8-K during the quarter ended August 3, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: September 10, 2002	/s/ Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer On Behalf of the Corporation as the Principal Financial Officer

CERTIFICATIONS

        I, Ronald A. Fromm, Chairman, President and Chief Executive Officer of Brown Shoe Company, Inc. (the "Registrant"), certify that:

        1.    I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

        2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

        3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report.

Date: September 10, 2002	/s/ Ronald A. Fromm
Chairman, President and Chief Executive Officer

        1.     I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

        2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

        3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report.

Date: September 10, 2002	/s/ Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer

Certification Pursuant to
18 U.S.C. §1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Brown Shoe Company, Inc. (the "Registrant") on Form 10-Q for the quarter ending August 3, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald A. Fromm, Chairman, President and Chief Executive Officer of the Registrant, certify, to the best of my knowledge, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                  /s/ Ronald A. Fromm
                  Ronald A. Fromm
                  Chairman, President and Chief Executive Officer
                  Brown Shoe Company, Inc.
                  September 10, 2002

  Certification Pursuant to
  18 U.S.C. §1350,
  As Adopted Pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Brown Shoe Company, Inc. (the "Registrant") on Form 10-Q for the quarter ending August 3, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew M. Rosen, Senior Vice President, Chief Financial Officer and Treasurer of the Registrant, certify, to the best of my knowledge, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Andrew M. Rosen
Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer
Brown Shoe Company, Inc.
September 10, 2002