Form 10-Q
period 2002-11-02
BROWN SHOE CO INC/
filed 2002-12-13
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 2, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [x]   No [  ]

   As of December 6, 2002, 17,653,267 shares of the registrant's common stock were outstanding.

ITEM 1 - FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)
(Unaudited)
November 2, 2002		November 3, 2001	February 2, 2002
ASSETS
Current Assets
Cash and Cash Equivalents	$35,192	$25,152	$22,712
Receivables	65,400	55,962	68,305
Inventories	381,444	445,065	396,227
Other Current Assets	32,226	23,157	39,666
Total Current Assets	514,262	549,336	526,910

Other Assets	74,107	66,918	68,764
Goodwill and Intangible Assets, Net	19,178	20,669	19,050

Property and Equipment	249,560	251,566	251,650
Allowances for Depreciation and Amortization	(167,742)	(162,685)	(165,904)

	81,818	88,881	85,746
	$689,365	$725,804	$700,470

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$37,000	$85,000	$64,250
Accounts Payable	112,928	109,748	122,360
Accrued Expenses	97,296	70,527	84,521
Income Taxes	8,950	2,464	550
Current Maturities of Long-Term Debt	20,000	28,550	28,550
Total Current Liabilities	276,174	296,289	300,231

Long-Term Debt and Capitalized Lease Obligations	103,492	123,490	123,491
Other Liabilities	22,489	19,294	20,092

Shareholders' Equity
Common Stock	66,171	65,506	65,564
Additional Capital	49,798	47,836	47,948
Unamortized Value of Restricted Stock	(2,191)	(2,057)	(1,909)
Accumulated Other Comprehensive Loss	(12,166)	(9,311)	(9,975)
Retained Earnings	185,598	184,757	155,028
	287,210	286,731	256,656
	$689,365	$725,804	$700,470

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Thousands, except per share)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Net Sales	$486,318	$462,361	$1,389,311	$1,340,578
Cost of Goods Sold	287,681	280,874	832,231	814,499

Gross Profit	198,637	181,487	557,080	526,079

Selling & Administrative Expenses	165,596	161,098	494,733	479,651
Interest Expense	2,840	4,827	9,506	15,591
Other Expense (Income)	1,399	312	2,778	(1,665)

Earnings Before Income Taxes	28,802	15,250	50,063	32,502

Income Tax Provision	7,780	3,399	14,239	8,445

NET EARNINGS	$21,022	$11,851	$35,824	$24,057

BASIC EARNINGS PER COMMON SHARE	$1.21	$.69	$2.06	$1.40

DILUTED EARNINGS PER COMMON SHARE	$1.18	$.68	$2.01	$1.37

DIVIDENDS PER COMMON SHARE	$.10	$.10	$.30	$.30

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Thousands)

	Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001

Operating Activities:
Net earnings	$35,824	$24,057
Adjustments to Reconcile Net Earnings to
Cash Provided (Used) by Operating Activities:
Depreciation and amortization	17,803	18,641
Changes in Operating Assets and Liabilities:
Receivables	2,905	3,257
Inventories	14,783	(19,978)
Prepaid expenses and other current assets	7,440	(2,394)
Accounts payable and accrued expenses	3,343	(28,995)
Income taxes	8,400	(1,222)
Other, net	(3,330)	(5,332)

Net Cash Provided (Used) by Operating Activities	87,168	(11,966)

Investing Activities:
Capital expenditures	(15,097)	(18,031)
Other	130	2,181

Net Cash Used by Investing Activities	(14,967)	(15,850)

Financing Activities:
(Decrease) increase in short-term notes payable	(27,250)	18,500
Principal payments of long-term debt	(28,550)	(10,000)
Payments for purchase of treasury stock	-	(2,630)
Proceeds from stock options exercised	1,624	1,847
Debt issuance costs	(265)	-
Dividends paid	(5,280)	(5,240)

Net Cash (Used) Provided by Financing Activities	(59,721)	2,477

Increase (Decrease) in Cash and Cash Equivalents	12,480	(25,339)

Cash and Cash Equivalents at Beginning of Period	22,712	50,491

Cash and Cash Equivalents at End of Period	$35,192	$25,152

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

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net income.

The Company's business is subject to seasonal influences, and interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended November 2, 2002 and November 3, 2001 (000's, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Numerator:
Net earnings - Basic and Diluted	$21,022	$11,851	$35,824	$24,057

Denominator:
Weighted average shares outstanding - Basic	17,394	17,208	17,349	17,179
Effect of potentially dilutive securities	399	206	517	383
Weighted average shares outstanding - Diluted	17,793	17,414	17,866	17,562

Basic earnings per common share	$1.21	$.69	$2.06	$1.40

Diluted earnings per common share	$1.18	$.68	$2.01	$1.37

Note 3 - Comprehensive Income

Comprehensive Income includes changes in equity related to foreign currency translation adjustments and unrealized gains/losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended November 2, 2002 and November 3, 2001 (000's):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Net Earnings	$21,022	$11,851	$35,824	$24,057

Other Comprehensive Income:
Foreign Currency Translation Adjustment	649	(1,345)	722	(2,141)
Unrealized (Losses ) Gains on Derivative Instruments	(1,045)	226	(2,913)	(32)

	(396)	(1,119)	(2,191)	(2,173)
Comprehensive Income	$20,626	$10,732	$33,633	$21,884

Note 4 - Business Segment Information

Applicable business segment information is as follows for the periods ended November 2, 2002 and November 3, 2001 (000's):

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended November 2, 2002

External Sales	$294,535	$140,795	$49,898	$1,090	$486,318
Intersegment Sales	-	38,502	-	-	38,502
Operating profit (loss)	22,585	12,694	1,529	(4,096)	32,712

Thirteen Weeks Ended November 3, 2001

External Sales	$280,942	$128,915	$52,159	$345	$462,361
Intersegment Sales	-	37,039	-	-	37,039
Operating profit (loss)	14,189	12,308	(1,354)	(4,386)	20,757

Thirty-nine Weeks Ended November 2, 2002

External Sales	$832,896	$403,824	$149,375	$3,216	$1,389,311
Intersegment Sales	-	97,835	-	-	97,835
Operating profit (loss)	40,237	37,760	240	(15,652)	62,585

Thirty-nine Weeks Ended November 3, 2001

External Sales	$803,102	$379,226	$157,711	$539	$1,340,578
Intersegment Sales	-	94,706	-	-	94,706
Operating profit (loss)	23,781	37,326	(385)	(13,414)	47,308

Reconciliation of operating profit to earnings before income taxes (000's):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Total operating profit	$32,712	$20,757	$62,585	$47,308
Interest expense	(2,840)	(4,827)	(9,506)	(15,591)
Non-operating other (expense) income	(1,070)	(680)	(3,016)	785

Earnings before income taxes	$28,802	$15,250	$50,063	$32,502

Operating profit represents gross profit less selling and administrative expenses and other operating income or expense. The "Other" segment includes Corporate general and administrative expenses, which are not allocated to the operating units, and the Company's investment in Shoes.com, Inc., a footwear e-commerce company.

Note 5 - Restructuring Reserves

In the fourth quarter of fiscal 2001, the Company recorded charges and reserves to close 97 domestic Naturalizer retail stores. The yearend reserve balance of $15.5 million, was to cover costs to buyout store leases, liquidate inventories, writedown fixed assets to net realizable value, and pay severance costs for terminated employees. As of November 2, 2002, 92 Naturalizer retail stores were closed, and after further evaluation, the Company decided to keep four of the originally identified stores open, and to close an additional 13 stores. As a result, a total of 106 stores are now planned to be closed by the end of fiscal 2002 under this program. Following is a summary of the activity in the reserve, by category of cost (000's):

	Lease Buyouts	Inventory Markdowns	Fixed Assets Writeoffs	Employee Severance	Total

Balance, February 2, 2002	$7,836	$3,602	$3,746	$342	$15,526
Expenditures through August 3, 2002	(3,088)	(1,802)	(2,785)	(127)	(7,802)
Balance August 3, 2002	4,748	1,800	961	215	7,724
Expenditures through November 2, 2002	(2,161)	(410)	(778)	(1)	(3,350)
Balance, November 2, 2002	$2,587	$1,390	$183	$214	$4,374

Also in the fourth quarter of fiscal 2001, the Company established a reserve of $3.1 million for severance costs related to the elimination of 117 positions as the company moved to a new Shared Services platform for its Human Resources, Accounting and Information Systems functions and related personnel. As of November 2, 2002, 72 positions had been eliminated under this program and $0.8 million and $1.3 million of the reserve was utilized in the third quarter and first nine months of fiscal 2002, respectively, leaving a reserve balance of $1.8 million at the end of the third quarter of 2002.

Costs are being charged to these reserves as incurred, and the reserves are reviewed periodically to determine their adequacy.

Note 6 - Goodwill and Other Intangible Assets

Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires goodwill and intangible assets with indefinite lives no longer be amortized but instead be tested for impairment at least annually. Under SFAS No. 142, all goodwill and indefinite-lived intangible asset amortization ceased effective February 3, 2002. The Company completed the required impairment tests, as of the beginning of fiscal 2002, and found no impairment. On an ongoing basis, the Company expects to perform impairment tests during the fourth quarter.

In the third quarter of 2001, goodwill and indefinite-lived intangible asset amortization was $0.3 million, on an aftertax basis, or $.02 per share. For the first nine months of fiscal 2001, goodwill and intangible amortization was $0.9 million, on an aftertax basis, or $.05 per share.

As of November 2, 2002, goodwill of $18.1 million (net of $10.8 million accumulated amortization) and intangible assets of $1.1 million (net of $0.3 million accumulated amortization) were attributable to the Company's operating segments as follows: $3.6 million for Famous Footwear, $10.2 million for Wholesale operations, $4.5 million for Naturalizer Retail and $0.9 million for the "Other" segment.

Note 7 - Impact of Recently Issued Accounting Standards

At the beginning of fiscal 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. SFAS No. 144 retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The adoption of SFAS No. 144 did not impact the Company's financial statements, as the stores closed during the first nine months of fiscal 2002 did not meet the requirements to be reported as discontinued operations under SFAS No. 144.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company expects the only known impact of adopting SFAS No. 145 to be the reclassification of the fiscal 2001 extraordinary loss from early extinguishment of debt.

On July 30, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is different from EITF 94-3 in that SFAS No. 146 requires a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred. In contrast, under EITF 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of this statement will not impact the Company's restructuring and store closing plans announced prior to the adoption of SFAS No. 146, however the adoption of SFAS No. 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended November 2, 2002 compared to the Quarter ended November 3, 2001

Consolidated net sales for the quarter ended November 2, 2002 were $486.3 million compared to $462.4 million in the quarter ended November 3, 2001. Net earnings of $21.0 million for the third quarter of 2002 were 77% higher than net earnings of $11.9 million in the third quarter of 2001. Diluted earnings per share were $1.18 in the third quarter of 2002 compared to $.68 in the third quarter of 2001.

Famous Footwear's sales increased 4.8% during the third quarter of 2002 to $294.5 million. The increase was driven by sales at the new larger stores the Company has been opening, primarily in "power" strip centers, while closing lower volume smaller stores. Same-store sales declined 0.6% reflecting relatively flat consumer traffic into the stores, a slightly lower average selling price per unit, partially offset by a higher percent of customers who made a purchase once in the stores. Famous Footwear achieved improved margins in the third quarter as a result of having a better mix of fresh product in the stores turning at a much faster rate than in the past. A reduction in inventories of $56 million from the same time last year has significantly contributed to the improved margins and lower warehouse and distribution costs. As a result, Famous Footwear achieved operating earnings for the third quarter of 2002 of $22.6 million compared to $14.2 million for the same period last year. During the third quarter of 2002, Famous Footwear opened 15 stores and closed 13, ending the quarter with 922 stores, compared with 924 stores at the end of the third quarter last year.

The Company's wholesale operations had net sales of $140.8 million during the third quarter of 2002 compared to $128.9 million in the comparable quarter last year, an increase of 9.2%. This sales increase was primarily due to higher sales of Naturalizer products, Buster Brown & Co. children's division products, and men's and athletic footwear. The Naturalizer brand continues to gain market share in U.S. department stores, and sales were up 25% in the third quarter of 2002 compared to the third quarter of 2001. Sales of Buster Brown & Co. product were up 23% in the quarter. Wholesale operating earnings of $12.7 million were up from $12.3 million in the third quarter of 2001. This 3.1% increase reflects the effect of the higher sales and better margins, partially offset by higher marketing and incentive plan costs, and lower earnings at the Company's Canadian operations.

In the Company's Naturalizer Retail operations, which includes stores in both the United States and Canada, net sales decreased 4.3% to $49.9 million in the third quarter of 2002 due to 15% fewer stores. Same-store sales increased 10.8% for the on-going stores in the United States but decreased 6.3% in Canada. As a result of the strong sales in the United States, as well as higher margins and a more productive store base, operating earnings were $1.5 million in the third quarter of 2002 compared to an operating loss of $1.4 million in the same period in 2001. During the third quarter of 2002, 2 stores were opened and 14 were closed in the United States, leaving 232 stores open as of November 2, 2002, compared to 319 at the same time last year. In Canada, 4 stores were opened and none were closed, resulting in 172 stores open this year compared to 158 at the same time last year.

Consolidated gross profit as a percent of sales for the third quarter of 2002 increased to 40.8% from 39.3% during the same period last year. This increase was primarily due to higher margins in the Company's Famous Footwear operations and to a lesser extent in the wholesale and Naturalizer Retail operations.

Selling and administrative expenses as a percent of sales for the third quarter of 2002 decreased to 34.1% from 34.8% for the same period last year. This improvement was primarily due to lower expenses at Naturalizer Retail reflecting a more productive store base.

Interest expense was $2.8 million in the third quarter this year, down from $4.8 million last year. This decrease reflects lower borrowings, and lower interest rates from the refinancing completed in the fourth quarter of fiscal 2001.

Other Expense is $1.4 million in the third quarter this year, and primarily represents the costs associated with the closing of one of the Company's two footwear manufacturing facilities in Canada. In the third quarter of last year, Other Expense of $0.3 million primarily represented additional provisions for environmental costs at the Company's owned facility in Colorado.

The consolidated tax rate was 27.0% of pre-tax income for the third quarter of 2002 compared to 22.3% last year. The increase from last year's effective rate reflects a higher mix of retail operating income, which is taxed at higher rates than the wholesale division.

Nine Months ended November 2, 2002 compared to the Nine Months ended November 3, 2001

Consolidated net sales for the first nine months of 2002 were $1.389 billion, an increase of 3.6% from the first nine months of 2001 total of $1.341 billion. Net earnings of $35.8 million for the first nine months of 2002 were 49% higher than net earnings of $24.1 million for the first nine months of 2001.

Sales at Famous Footwear for the first nine months of 2002 increased 3.7% from the first nine months of last year to $832.9 million, reflecting higher sales at new larger stores offset by a 0.8% decrease in same-store sales and 2 less units in operation. Operating earnings for the first nine months of 2002 increased 69.2% to $40.2 million due to higher margins, primarily due to a fresher merchandise mix, and improved leveraging of expenses including lower distribution and warehousing costs as well as lower advertising expenditures. During the first nine months of fiscal 2002, Famous opened 48 stores and closed 46.

The Company's wholesale operations' net sales for the first nine months of 2002 increased 6.5% to $403.8 million from the same period last year. This gain includes strong increases by the Naturalizer and children's divisions. Operating earnings for the first nine months of 2002 of $37.8 million were 1.2% higher than the same period last year as the effect of the higher sales and slightly higher margin rates were substantially offset by higher marketing and incentive plan costs.

In the Company's Naturalizer Retail operations, net sales decreased 5.3% to $149.4 million in the first nine months of 2002. Same-store sales increased 3.2% for the ongoing stores in the United States but decreased 6.1% in Canada. As a result of lower expenses and slightly higher margins, operating earnings of $0.2 million were achieved in the first nine months of 2002 compared to an operating loss of $0.4 million for the same period in 2001. During the first nine months of 2002, 7 stores were opened and 71 were closed in the United States. In Canada, 12 were opened and none were closed.

Consolidated gross profit as a percent of sales for the first nine months of 2002 increased to 40.1% from 39.2% for the same period last year. This increase was primarily due to higher margins at the Company's Famous Footwear operations.

Selling and administrative expenses as a percent of sales for the first nine months of 2002 decreased to 35.6% from 35.8% for the same period last year. This decrease was primarily due to lower consulting costs associated with Project IMPACT and better leveraging of the expense base at Famous Footwear.

Other Expenses for the first nine months of 2002 of $2.8 million consisted primarily of additional provisions for environmental costs associated with an owned facility in Colorado and the closing of a footwear manufacturing facility in Canada. Other Income for the first nine months of 2001 consisted primarily of a gain on the sale of the Company airplane.

The consolidated tax rate was 28.4% of pre-tax income for the first nine months of 2002 compared to 26.0% last year. The increased rate reflects a greater mix of operating income from the retail segments, which are subject to higher taxes than the wholesale operations.

Financial Condition

A summary of key financial data and ratios at the dates indicated is as follows:

	November 2, 2002	November 3, 2001	February 2, 2002

Working Capital (millions)	$238.1	$253.0	$226.7

Current Ratio	1.9:1	1.9:1	1.8:1

Total Debt as a Percentage of Total Capitalization	35.8%	45.3%	45.7%

Cash provided from operating activities for the first nine months of fiscal 2002 was $87.2 million versus cash usage of $12.0 million for the same period last year. This improvement reflects lower inventories primarily at the Famous Footwear division where inventories were $56 million lower than at the end of the third quarter of fiscal 2001. Consolidated inventories of $381 million at November 2, 2002, were $64 million lower than the same time last year. This reduction reflects the results of the Company's Project IMPACT initiatives which, among other things, is focused on improving the productivity of inventories. Improved leveraging of accounts payable (from a better inventory turn rate) and higher accrued liabilities also contributed to the improvement.

The decrease in the ratio of total debt as a percentage of total capitalization at November 2, 2002, compared to the end of fiscal 2001, is due to the cash provided and principal payments of long-term debt. The Company's total outstanding debt at November 2, 2002 was $160.5 million, which is $76.5 million lower than at the same time last year. At November 2, 2002, $137.0 million was borrowed and $12.8 million of letters of credit were outstanding under the Company's revolving bank Credit Agreement, which leaves additional borrowing availability of approximately $127 million.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the first nine months of fiscal 2002, no shares were purchased under this authorization. Since the inception of this program, the Company has repurchased 928,900 shares for approximately $11.3 million.

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

ITEM 4 - CONTROLS AND PROCEDURES

It is the Chief Executive Officer's and Chief Financial Officer's ultimate responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company's disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly and quarterly results, an established system of internal controls and internal control reviews by the Company's internal auditors.

During the third quarter, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls were effective. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material developments during the quarter ended November 2, 2002 in any legal proceedings described in the Company's Annual Report on Form 10-K for the year ended February 2, 2002 and the Form 10-Q for the quarter ended August 3, 2002. Item 6 - Exhibits and Reports on Form 8-K

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

The Company filed a Current Report on Form 8-K on September 10, 2002 under Item 9, furnishing certain certifications of the Chief Executive Officer and Chief Financial Officer pursuant to SEC Order 4-460.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: December 13, 2002	/s/ Andrew M. Rosen
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

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

             5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

             6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Ronald A. Fromm
Chairman, President and Chief Executive Officer

            I, Andrew M. Rosen, Senior Vice President, Chief Financial Officer and Treasurer of Brown Shoe Company, Inc. (the "Registrant"), certify that:

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

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

             5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

             6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Andrew M. Rosen
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
December 13, 2002

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
December 13, 2002