Form 10-K
period 2003-02-01
BROWN SHOE CO INC/
filed 2003-04-16
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

2002 FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 1, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - par value $3.75 a share with Common Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  [X]     No [  ]

As of April 4, 2003, 17,764,557 common shares were outstanding, and the aggregate market value of the common shares held by non-affiliates of the registrant was approximately $500 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended February 1, 2003, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held May 22, 2003, are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS

        The Company, founded in 1878 and incorporated in 1913, operates in the footwear industry. In 1999, the Company changed its name from Brown Group, Inc., to Brown Shoe Company, Inc. Current activities include the operation of retail shoe stores and the sourcing and marketing of footwear for women, men and children. The Company's business is seasonal in nature due to consumer spending patterns, with higher back-to-school, Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company's earnings for the year.

        During 2002, categories of footwear sales were approximately 59% women's, 27% men's and 14% children's. This composition has remained relatively constant over the past few years. Approximately 69% of 2002 footwear sales were made at retail compared to 71% in 2001 and 73% in 2000. See Note 6 of Notes to Consolidated Financial Statements on page 40 of the Annual Report to Shareholders for the year ended February 1, 2003, which is incorporated herein by reference, for additional information regarding the Company's business segments.

        In 2001, the Company launched a set of initiatives to improve the performance of the Company. These initiatives included the closing of 97 under-performing domestic Naturalizer Retail stores, optimizing the investment in inventory at the Famous Footwear division, installing a new management team at Famous Footwear, and consolidating the Company's divisional information systems, finance and human resources functions into a Shared Services platform. In the fourth quarter of 2001, a charge was taken to implement these initiatives along with the costs associated with other nonrecurring events, including the costs of calling and restructuring certain of its debt. In fiscal 2002, the Company substantially completed each of these initiatives. In the case of closing Naturalizer stores, the number of stores closing under this program was increased to 106, and the total closing costs were less than originally anticipated.

        The Company has approximately 12,000 full-time and part-time employees. Approximately 120 employees engaged in the warehousing of footwear in the United States are employed under a union contract, which will expire in September 2005. In Canada, the Company employs approximately 275 factory and warehouse employees under a union contract, which expires in October 2003.

Retail Operations

        The Company's retail operations at February 1, 2003 included 1,307 retail shoe stores in the United States and Canada, operating primarily under the Famous Footwear, Naturalizer and F.X. LaSalle names.

        A summary of retail footwear stores operated by the Company at the end of each of the last three fiscal years is as follows:

ITEM 1 - BUSINESS (Continued)

	2002	2001	2000
Famous Footwear
Family footwear stores which feature a wide selection of brand-name, value-priced footwear; located in shopping centers, outlet malls and regional malls in the U.S.	918	920	925

Naturalizer
Stores selling the Naturalizer brand of women's footwear; located in regional malls, shopping centers and outlet malls in the U.S. and Canada.	373	440	465

F. X. LaSalle
Stores selling women's and men's better-grade branded footwear in major regional malls in Canada.	16	16	16

Total	1,307	1,376	1,406

        With many organizations operating retail shoe stores and departments, the Company competes in a highly fragmented market. Competitors include local, regional and national shoe store chains, department stores, discount stores and numerous independent retail operators of various sizes. Quality, customer service, store location, merchandise selection, advertising and pricing are important components of retail competition.

Famous Footwear

        Famous Footwear, with 918 stores at the end of fiscal 2002, is America's largest chain selling branded value-priced footwear for the entire family. Famous Footwear was purchased by the Company in 1981 as a 32-store chain, and now also operates under such names as Factory Brand Shoes, Warehouse Shoes and Supermarket of Shoes.

        Famous Footwear stores feature a wide selection of brand-name, value-priced athletic, casual and dress shoes for the entire family. Brands carried include, among others, Skechers, Nike, New Balance, Reebok, adidas, Naturalizer, Aerosoles, K-Swiss, Connie, Rockport, Vans, LifeStride and Buster Brown.

        Famous Footwear stores are located in strip and power strip shopping centers as well as outlet malls and regional malls in all 50 states, Puerto Rico and Guam. The breakdown by venue is as follows at the end of fiscal 2002 and 2001:

ITEM 1 - BUSINESS (Continued)

	February 1, 2003	February 2, 2002

Strip and Power Strip Centers	535	525
Outlet Malls	196	211
Regional Malls	187	184
	918	920

        The stores open at the end of fiscal 2002 averaged approximately 6,700 square feet compared to an average of 6,500 square feet for stores open at the end of fiscal 2001. Total square footage was 6.2 million at the end of fiscal 2002 compared to 5.9 million at the end of fiscal 2001. The increase in total square footage, and in the average store size, reflects the Company's initiative to reposition a portion of Famous Footwear's real estate portfolio by moving from 5,000 - 6,000 square foot stores to 8,000-10,000 square foot stores in high traffic, power strip shopping centers. The Company believes the larger store format in power strip shopping centers have the potential to become highly productive, as this venue provides the best opportunity to showcase and display the wide variety of brands available at Famous Footwear. At the end of fiscal 2002, the chain had 175 of these larger stores open. Plans are to open an approximately 55 stores in fiscal 2003, while closing approximately 85 stores.

        Sales per square foot were $177 in fiscal 2002, which is down 3.3% from $183 in fiscal 2001. This decrease reflects the same-store sales decline of 1.3% in fiscal 2002 and lower productivity per square foot in the new stores opened.

        Famous Footwear relies on allocation systems and processes to optimize store level merchandise mix through a combination of allocation criteria, store specific customer profiles and inventory need algorithms. The Company's in-store point-of-sale systems provide detailed sales transaction data to the main office in Madison, Wisconsin for daily analysis and update of the perpetual inventory and product allocation systems. These systems also are used for training employees and communications between the stores and the main office.

        In fiscal 2001, the Company embarked upon an initiative entitled IMPACT (Improved Performance and Competitive Transformation), which focused on reengineering the Famous Footwear buying, merchandising and allocation functions. New processes were instituted, and new talent was recruited to embrace a new way of delivering the freshest, most popular brands and styles to customers. This process starts with increased testing to identify emerging styles. As a result of this greater testing and knowledge, orders are being placed closer to the selling season and product is flowed through distribution centers and stores in smaller quantities and in more frequent intervals. The goal of this initiative is to have the right shoes for our customers, significantly increase inventory turns, and achieve a reduction in base inventories. In order to accelerate the implementation of this initiative and achieve greater "freshness and velocity" in its inventory, a pretax charge of $16 million was recorded in the fourth quarter of fiscal 2001 to allow deep price reductions in clearing prior season merchandise.

ITEM 1 - BUSINESS (Continued)

        In fiscal 2002, the objectives of this initiative were achieved. The prior season merchandise was almost completely liquidated, the aging of the inventory was significantly improved compared to the end of fiscal 2001, inventory turns were improved, and customers purchased more current season merchandise, which led to higher gross profit rates. Reductions in the base level of inventories have been achieved. At the end of fiscal 2002, inventories per square foot of retail space have been reduced 21% over the past 24 months.

        With two distribution centers, located in Sun Prairie, Wisconsin and Lebanon, Tennessee, Famous Footwear's distribution systems allow for merchandise to be delivered to each store weekly.

        Famous Footwear's marketing program includes newspaper, radio and television advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the consumer. Marketing and advertising programs are tailored on a region-by-region basis to reach target customers. The Company utilizes a database marketing program, which targets and rewards frequent customers. In addition, the timing of certain advertising campaigns corresponds to regional differences such as the important back-to-school season, which begins at various times throughout the country. In fiscal 2002, management spent approximately $33 million to communicate Famous Footwear's philosophy: delivering to the customer the best value on quality, branded footwear.

Naturalizer

        The Company's Naturalizer stores are showcases for the Company's flagship brand of women's shoes. These stores are designed and merchandised to appeal to the Naturalizer customer who is style- and comfort-conscious and who seeks quality and value in her footwear selections. In addition, the Company has repositioned its styles to focus on a younger, more active woman. The Naturalizer stores offer a selection of women's footwear styles, including dress, casual, boots and sandals, primarily under the Naturalizer brand. The Naturalizer brand is one of North America's leading women's footwear brands, providing stylish, comfortable and quality footwear in a variety of patterns and sizes. Retail price points are typically between $50 and $60 per pair.

        The Company operates 217 Naturalizer stores in the United States and 156 stores in Canada. Of the total 373 stores, 308 are located in regional malls and average approximately 1,200 square feet in size, and 65 are located in outlet malls and average approximately 2,600 square feet in size. Total square footage at the end of fiscal 2002 was 548,000 compared to 642,000 in fiscal 2001. Sales per square foot were $301 in fiscal 2002 compared to $288 in fiscal 2001.

ITEM 1 - BUSINESS (Continued)

        In fiscal 2002, the Company opened 22 stores and closed 89. The large number of closures was part of the initiative announced near the end of fiscal 2001 to close 97 under-performing stores in the United States. This was subsequently increased to 106 stores. Twenty-four stores under this program were closed in the latter part of fiscal 2001. These closings are expected to significantly improve this division's operating performance in fiscal 2003. The Company is planning to open approximately five new stores and close approximately ten stores in 2003.

        Marketing programs for the Naturalizer stores have complemented the Company's Naturalizer brand advertising, building on the brand's consumer recognition and reinforcing the brand's added focus on style, comfort and quality. The Company utilizes a database marketing program, which targets and rewards frequent customers primarily through catalogs, which are mailed four times per year and which display the brand's current product. Customers can purchase the product in these catalogs from the Company's stores, via the Naturalizer.com website or by telephone to the Company's Consumer Services call center.

F.X. LaSalle

        The Company operates 16 F.X. LaSalle retail stores, primarily in the Montreal, Canada market that sell better-grade men's and women's branded and private label footwear. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250. These stores average approximately 2,100 square feet. Sales per square foot were $345 in fiscal 2002 and $353 in fiscal 2001.

E-Commerce

        In late 2000, the Company purchased a majority interest in Shoes.com, Inc., an e-tailing company. Using the Company's distribution network and information systems infrastructure, the Shoes.com site was relaunched as a multi-brand footwear site in Spring 2001. In addition, a FamousFootwear.com site was launched at the same time and operates as a Famous Footwear e-tailing store. These sites offer footwear and accessories to men, women and children that include Company branded and licensed footwear as well as footwear purchased from outside suppliers and certain merchandise that is sold in Famous Footwear stores.

        The Company also operates Naturalizer.com, which offers substantially the same product selection to consumers as the Company's domestic Naturalizer retail stores. This site functions as a retail outlet for the online consumer and serves as another brand building vehicle for Naturalizer.

ITEM 1 - BUSINESS (Continued)

Wholesale Operations

        The Company's Wholesale operations design and market branded, licensed and private label dress, casual and athletic footwear for women, men and children at a variety of price points to approximately 2,000 retailers, including department stores, mass merchandisers, national chains and independent retailers throughout the United States and Canada. The division is a resource for many of the nation's largest retailers, including Wal-Mart, Payless ShoeSource, The May Company, Federated, Dillard's, Nordstrom, Sak's, Target, Sears and Famous Footwear, as well as The Bay, Sears and Wal-Mart in Canada. The vast majority of the division's customers also sell shoes bought from competing footwear suppliers.

        In fiscal 2002, the division provided its customers with approximately 78 million pairs of shoes. Substantially all of this footwear was imported through the Company's Sourcing division, except for those pairs produced at the company-owned manufacturing facility in Canada.

        Wholesale orders for shoes are solicited by the Company's sales force, who is generally responsible for managing the Company's relationships with its wholesale customers. Orders placed as a result of these sales efforts are generally taken before the shoes are sourced with delivery generally within three to four months thereafter. Footwear is sold to wholesale customers on both a first-cost and landed basis. First-cost sales are those in which the Company obtains title to footwear from its overseas suppliers and typically relinquishes title to customers at a designated overseas port. Landed sales are those in which the Company obtains title to the footwear from its overseas suppliers and maintains title until the footwear is inside the United States borders. Certain high-volume styles, particularly in the Naturalizer and LifeStride lines, are inventoried to allow prompt shipment on reorders.

        In addition to orders placed through the Company's sales force, the Wholesale division provides its retail customers the ability to directly check inventory of all wholesale product in Brown Shoe's distribution centers, place orders, and track expected product arrivals over its business-to-business Internet site, BrownShoeOnline.com. Approximately 900 retailers utilize this e-commerce tool. In addition, the Company provides these retailers with its "E-direct" system that allows them to sell out-of-stock product, with the Company then shipping the product directly to the consumer's home.

        Major brand names owned by the Company include Naturalizer, LifeStride, Buster Brown, Connie, Fanfare and Brown Shoe. Each of the Company's brands is targeted to a specific customer segment representing different styles and taste levels at different price points.

ITEM 1 - BUSINESS (Continued)

        Introduced in 1927, Naturalizer is one of the nation's leading women's footwear brands and is the Company's flagship brand. Naturalizer products emphasize relevant and up-to-date styling with quality, value, comfort and fit. This brand is sold in department stores, independent shoe stores and in the Company's Famous Footwear and Naturalizer retail stores.

        LifeStride is a leading entry-level price point, women's brand in department stores offering contemporary styling. This brand is focused on providing the consumer with "stylized casual" footwear at price points of $30 - $50.

        The Buster Brown brand of children's footwear includes Buster Brown "classic" footwear offered to department stores and independent retailers including The May Company and Famous Footwear. The Company is capitalizing on the strength and recognition of the Buster Brown brand by marketing licensed and branded children's footwear under the Buster Brown & Co. umbrella. These products are sold to mass merchandisers including Wal-Mart, Payless ShoeSource and Target. Licensed products include Barbie, Mary-Kate and Ashley, Spider-Man and Bob the Builder. The Buster Brown & Co. umbrella provides customers with the assurance that these licensed products contain the quality that they are accustomed to receiving from Buster Brown shoes.

        In addition to the above mentioned children's licenses, the Company has a long-term license agreement, which is renewable through 2014, to market the Dr. Scholl's brand of affordable casual and work shoes for women and men both in the United States and Canada. This footwear is primarily distributed through mass merchandisers. The Company also sells the Original Dr. Scholl's Exercise Sandal and a related line of footwear under this license to department stores, national chains and independent retailers. In Spring 2003, this product will be distributed in approximately 2,400 doors.

        In 2001, the Company's Wholesale division launched a collection of women's shoes - Carlos by Carlos Santana - to major department stores. This footwear is being marketed under a license agreement with guitarist Carlos Santana, and represents the Company's most fashion forward line. It is distributed in approximately 400 department store doors.

        The Company also has a license agreement for the HOT KISS label for junior footwear to complement the apparel line with the same name. This line is in several major department stores and Famous Footwear.

        Products sold under license agreements, which are generally for an initial term of two or three years and subject to renewal, were responsible for approximately 9%, 8% and 6% of consolidated sales in fiscal 2002, 2001 and 2000, respectively.

ITEM 1 - BUSINESS (Continued)

        The Company continues to build on and take advantage of the heritage and consumer recognition of its traditional brands. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for the Company and its retail customers. In fiscal 2002, the division spent approximately $19 million in advertising and marketing support primarily for its Naturalizer and LifeStride brands. The Company continually focuses on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications.

        At April 5, 2003, the Company's wholesale operations had a backlog of unfilled orders of approximately $151 million compared to $142 million on April 6, 2002. Most orders are for delivery within the next 90-120 days, and although orders are subject to cancellation, the Company has not experienced significant cancellations in the past. The backlog at a particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and, in some cases, the timing of licensed product movie releases. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Brown Shoe Sourcing

        The Brown Shoe Sourcing division sources substantially all of the footwear globally for the Company's Wholesale division and the Naturalizer Retail division, and a portion of the footwear sold by Famous Footwear. The division, which in 2002 sourced 77.2 million pairs of shoes, has developed a global sourcing capability through its relationships with approximately 80 third-party independent footwear manufacturers. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of its established relationships.

        The Company currently maintains sourcing offices in Hong Kong, China, Brazil, Indonesia, Italy, Taiwan and Mexico. This structure enables the Company to source footwear at various price levels from significant shoe manufacturing regions of the world. In 2002, more than 80% of the footwear sourced by Brown Shoe was from manufacturing facilities in China. The Company has the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of the Company's foreign sourcing in 2002:

Country	Millions of Pairs

China	62.6
Brazil	12.0
Indonesia	1.4
Italy	.8
All Other	.4
Total	77.2

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

Risk Factors

        Certain statements herein and in the documents incorporated herein by reference as well as statements made by the Company from time to time contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. The considerations listed below represent certain important factors the Company believes could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks (including those discussed in the Management's Discussion and Analysis section of the Annual Report to Shareholders) may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated. The Company disclaims any intent or obligation to update these forward-looking statements.

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

ITEM 1 - BUSINESS (Continued)

Reliance on Foreign Sources of Production

        The Company relies entirely on broad-based foreign sourcing for its footwear products. The Company sources footwear products from independent third-party manufacturing facilities located in China and Brazil, and to a lesser extent from Indonesia, Italy, Mexico, Taiwan and one Company-owned manufacturing facility in Canada. Typically, the Company is a major customer of these third-party manufacturing facilities. The Company believes its relationships with such third-party manufacturing facilities provide it with a competitive advantage; thus the Company's future results will partly depend on maintaining its close working relationships with its principal manufacturers.

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

ITEM 1 - BUSINESS (Continued)

        Although the Company purchases products from certain foreign manufacturers in United States dollars and otherwise engages in foreign currency hedging transactions, there can be no assurance the Company will not experience cost variations with respect to exchange rate changes. The Company cannot predict whether additional United States or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of non-domestically produced products in the future or what effect such actions could have on its business, financial condition or results of operations.

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

Litigation and Other Regulatory Proceedings

        We are a defendant from time to time in lawsuits and regulatory actions relating to our business. As more fully set forth in Item 3 of this annual report on Form 10-K, these include, among others, a pending class action lawsuit in Colorado relating to alleged environmental contamination. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on the Company's business, financial condition and results of operation. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require that we devote substantial resources and executive time to defend the Company.

Available Information

        Our Internet address is www.brownshoe.com. Our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). We make available free of charge our annual report on

ITEM 1 - BUSINESS (Continued)

Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website.

ITEM 2 - PROPERTIES

        The Company owns its principal executive, sales and administrative offices in Clayton (St. Louis), Missouri. The Famous Footwear division operates from a leased office building in Madison, Wisconsin. The Canadian wholesale division operates from an owned office building in Perth, Ontario, and the retail division from leased office space in Laval, Quebec. A leased sales office and showroom is maintained in New York, New York.

        Most of the Company's footwear sold through its domestic wholesale divisions is processed through two company-owned distribution centers in Sikeston, Missouri and Fredericktown, Missouri, which have 720,000 and 465,000 square feet, including mezzanine levels, respectively. In fiscal 2002, the Company closed one of its two manufacturing facilities in Canada and now owns and operates one manufacturing facility and a 150,000 square-foot distribution facility in Perth, Ontario.

        The Company's retail footwear operations are conducted throughout the United States and Canada and involve the operation of 1,307 shoe stores, including 172 in Canada. All store locations are leased, with approximately half having renewal options. Famous Footwear operates a leased 750,000 square foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin, and a leased 800,000 square foot distribution center, including mezzanine levels, in Lebanon, Tennessee. The Canadian retailing division operates a leased 21,000 square foot distribution center, which is adjacent to the division's office in Laval, Quebec.

        The Brown Shoe Sourcing division leases office space in Hong Kong, China, Taiwan, Italy, Indonesia and Mexico.

ITEM 3 - LEGAL PROCEEDINGS

        The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a materially adverse effect on the Company's results of operations or financial position.

ITEM 3 - LEGAL PROCEEDINGS (Continued)

        The Company is involved in environmental remediation and ongoing compliance activities at several sites.

        The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the facility. During fiscal 2002, 2001 and 2000, the Company incurred charges of $4.1 million, $1.4 million and $3.0 million, respectively, related to this remediation.

        In March 2000, a class-action lawsuit was filed in Colorado State Court (District for the City and County of Denver) related to the Colorado site described above against the Company, a prior operator at the site and two individuals. Plaintiffs allege claims for trespass, nuisance, strict liability, negligence and exemplary damages arising from the alleged release of solvents that are contaminating the groundwater and indoor air in the areas adjacent to and near the site. In July 2002, the court granted the plaintiffs' motion for class certification and scheduled a trial for early 2003. The plaintiffs are seeking damages of approximately $80 million for diminution in property values and remediation damages to their property, and unspecified damages, such as for loss of use and enjoyment and discomfort. The Company is vigorously contesting this lawsuit, believes it has meritorious defenses and believes the specified claims are without merit. In May 2001, the Company filed a lawsuit in the Federal district court in Denver seeking contribution from parties the Company believes to have contributed to pollution in and around the Colorado site. In addition, the Company filed suit against another such party in February 2003 in Colorado State Court. The Company is not able to assess the ultimate outcome of these matters, but it does not believe these proceedings will have a material adverse effect on the Company's consolidated financial position, based upon the Company's current assessment of its legal position and anticipated recoveries from, and/or allocations of damages (if any) to, third parties. It is possible, however, future results of operations for any particular quarter or annual period could be materially affected by changes in facts or assumptions related to this matter.

        The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 21 years.

        In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain landfills from the sale or disposal of solvents and other by-products from the closed tannery and shoe manufacturing facilities.

        Based on information currently available, the Company had an accrued liability of $7.3 million, as of February 1, 2003, to complete the clean up at all sites. The ultimate cost may vary.

ITEM 3 - LEGAL PROCEEDINGS (Continued)

        While the Company currently does not operate domestic manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is a list of the names and ages of the executive officers of the Company and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire May, 2003.

Name	Age	Current Position

Ronald A. Fromm	52	Chairman of the Board, President and Chief Executive Officer

Byron D. Norfleet	41	President, Naturalizer Division

Michael I. Oberlander	34	Vice President, General Counsel and Corporate Secretary

Gary M. Rich	52	President, Brown Shoe Wholesale

Andrew. M. Rosen	52	Senior Vice President, Chief Financial Officer and Treasurer

Richard C. Schumacher	55	Senior Vice President and Chief Accounting Officer

David H. Schwartz	57	Chief Operating Officer and President, Brown Shoe International

Joseph W. Wood	55	President, Famous Footwear

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

        The period of service of each officer in the positions listed and other business experience are set forth below.

Ronald A. Fromm, Chairman of the Board, President and Chief Executive Officer of the Company since January 1999. Vice President of the Company from April 1998 to January 1999. Executive Vice President, Famous Footwear from September 1992 to March 1998. Vice President and Chief Financial Officer of Famous Footwear from 1988 to 1992.

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

Andrew M. Rosen, Senior Vice President, Chief Financial Officer and Treasurer of the Company since October 1999. Senior Vice President and Treasurer of the Company from March 1999 to October 1999. Vice President and Treasurer of the Company from January 1992 to March 1999. Treasurer of the Company from 1983 to 1992.

Richard C. Schumacher, Senior Vice President and Chief Accounting Officer since March 2003. Vice President and Chief Accounting Officer from March 2002 to March 2003. Vice President and Controller of the Company from June 1994 to March 2002. Vice President and Chief Financial Officer of Wohl Shoe Company from November 1992 to June 1994.

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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Common Stock market prices and dividends on page 49 of the Annual Report to Shareholders and the number of shareholders of record on page 52 of the Annual Report to Shareholders for the year ended February 1, 2003, are incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

        Selected Financial Data on page 30 of the Annual Report to Shareholders for the five-year period ended February 1, 2003, is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

        Management's Discussion and Analysis of Operations and Financial Condition on pages 21 through 29 of the Annual Report to Shareholders for the year ended February 1, 2003, is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information appearing under the caption "Derivative Financial Instruments" on pages 43 and 44 of the Annual Report to Shareholders for the year ended February 1, 2003, is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and its subsidiaries on pages 31 through 48, and the supplementary financial information on page 49 of the Annual Report to Shareholders for the year ended February 1, 2003, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding Directors of the Company on pages 4 through 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, is incorporated herein by reference. Information regarding Executive Officers of the Company is included in Part I of this Form 10-K following Item 4 and information regarding Section 16 Beneficial Ownership Reporting Compliance on pages 17 and 18 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

        Information regarding Executive Compensation on pages 10 through 16 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Company Stock Ownership by Directors and Executive Officers on page 8 and 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, is incorporated herein by reference.

Equity Compensation Plan Information

        The following table sets forth aggregate information regarding the Company's equity compensation plans as of February 1, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,086,250	$16.29	1,480,333
Equity compensation plans not approved by security holders	-	-	-
Total	2,086,250	$16.29	1,480,333

  Included in column (a) are 204,500 rights to receive common shares that have been awarded under the Company's stock performance plan. The actual number of shares to be issued under this plan will depend on the accomplishment of certain objectives by the end of fiscal 2003 and 2004.These rights were disregarded for purposes of computing the weighted-average exercise price in column (b).

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS (Continued)

        Information regarding stock option and stock related plans set forth in Note 16 of Notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14 - CONTROLS AND PROCEDURES

        It is the Chief Executive Officer's and Chief Financial Officer's ultimate responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company's disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly, quarterly and annual results, an established system of internal controls and internal control reviews by the Company's internal auditors.

        During the fourth quarter, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls were effective. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

        In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) and (2)	The response to this portion of Item 15 is submitted as a separate section of this report.

(a)	(3)	Exhibits

Exhibit No.:
	3. (a)	Restated Certificate of Incorporation of the Company, dated October 17, 2001, incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-Q for the quarter ended November 3, 2001.

	(b)	Bylaws of the Company as amended through March 6, 2003, filed herewith.

	4. (a)	Rights Agreement dated as of March 7, 1996 between the Company and First Chicago Trust Company of New York, which includes as Exhibit A the form of Rights Certificate evidencing the Company's Common Stock Purchase Rights, incorporated herein by reference to the Company's Form 8-K dated March 8, 1996.

	(a) (i)	Amendment to Rights Agreement between Brown Shoe Company, Inc. and First Chicago Trust Company of New York, dated as of July 8, 1997, effective August 11, 1997, incorporated herein by reference to the Company's Form 8-K dated August 8, 1997.

	(a) (ii)	Second Amendment to Rights Agreement between Brown Shoe Company, Inc., First Chicago Trust Company of New York and EquiServe Trust Company, N.A., dated and effective as of December 6, 2001, incorporated herein by reference to the Company's Form 10-Q dated November 3, 2001.

Exhibit No.:
(b)	Credit Agreement dated as of December 20, 2001, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company's Form 8-K dated January 3, 2002.

(b) (i)	First Amendment to Credit Agreement, dated as of January 19, 2002, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company's Form 10-K dated February 2, 2002.

(b) (ii)	Second Amendment to Credit Agreement, dated as of February 5, 2002, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company's Form 10-K dated February 2, 2002.

(c)	Certain instruments with respect to the long-term debt of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the amount of debt authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10. (a) *	Fourth Amendment to the Brown Group, Inc. Executive Retirement Plan, amended and restated as of January 1, 1998, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

(a) (i) *	Fifth Amendment to the Brown Group, Inc. Executive Retirement Plan, dated January 7, 2000, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

Exhibit No.:
(b) *	Stock Option and Restricted Stock Plan of 1987, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 26, 1988.

(c) *	Stock Option and Restricted Stock Plan of 1994, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 17, 1996.

(d) *	Stock Option and Restricted Stock Plan of 1998, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 24, 1998.

(e) *	Incentive and Stock Compensation Plan of 1999, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 26, 1999.

(e) (i) *	Amendment to Incentive and Stock Compensation Plan of 1999, dated May 27, 1999, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

(e) (ii)*	First Amendment to the Incentive and Stock Compensation Plan of 1999, dated January 7, 2000, incorporated herein by reference to the Company's Form 10-K dated January 29, 2000.

(f) *	Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit C to the Company's definitive proxy statement dated April 16, 2002.

(g) *	Employment Agreement, dated October 5, 2000 between the Company and Ronald A. Fromm, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

(h) *	Severance Agreement, dated January 21, 2002 between the Company and Joseph W. Wood, filed herewith.

(i) *	Severance Agreement, dated October 5, 2000, between the Company and Gary M. Rich, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.
Page 23

Exhibit No.:
(j) *	Severance Agreement, dated October 5, 2000 between the Company and David H. Schwartz, incorporated herein by reference to the Company's Form 10-Q dated October 28, 2000.

(k) *	Severance Agreement, dated October 5, 2000 between the Company and Andrew M. Rosen, incorporated herein by reference to the Company's Form 10-K dated February 2, 2002.

(l) *	Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to the Company's Form 10-K dated January 29, 2000.

(m) *	Brown Shoe Company, Inc. Deferred Compensation Plan effective February 1, 2003, filed herewith.

13.	Annual Report to Shareholders of Brown Shoe Company, Inc. for the fiscal year ended February 1, 2003. Such report, except for portions specifically incorporated by reference herein, is furnished for the information of the SEC and is not "filed" as part of this report.

21.	Subsidiaries of the registrant.

23.	Consent of Independent Auditors.

24.	Power of attorney (contained on signature page).

99.	Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company furnished a current report on Form 8-K dated February 27, 2003 under Item 9, which announced the Company's fourth quarter and fiscal 2002 results as well as earnings expectations for first quarter and full year 2003.

Exhibit No.:
(c)	Exhibits:

Exhibits begin on page 34 of this Form 10-K. On request copies of any exhibit will be furnished to shareholders upon payment of the Company's reasonable expenses incurred in furnishing such exhibits.

(d)	Financial Statement Schedules: See page 31.

*Denotes management contract or compensatory plan arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: April 16, 2003	/s/ Andrew M. Rosen
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 16, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ Ronald A. Fromm	Chairman of the Board of Directors President and Chief Executive Officer and on behalf of the Company as Principal Executive Officer
Ronald A. Fromm

/s/ Andrew M. Rosen	Senior Vice President, Chief Financial Officer and Treasurer
Andrew M. Rosen

/s/ Richard C. Schumacher	Senior Vice President and Chief Accounting Officer and on behalf of the Company as Principal Accounting Officer
Richard C. Schumacher

Signatures	Title

/s/ Joseph L. Bower	Director
Joseph L. Bower

/s/ Julie C. Esrey	Director
Julie C. Esrey

/s/ Richard A. Liddy	Director
Richard A. Liddy

/s/ John Peters MacCarthy	Director
John Peters MacCarthy

/s/ Patricia G. McGinnis	Director
Patricia G. McGinnis

/s/ W. Patrick McGinnis	Director
W. Patrick McGinnis

/s/ Jerry E. Ritter	Director
Jerry E. Ritter

CERTIFICATIONS

        I, Ronald A. Fromm, Chairman, President and Chief Executive Officer of Brown Shoe Company, Inc. (the "Registrant"), certify that:

        1. I have reviewed this annual report on Form 10-K of the registrant;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003	/s/ Ronald A. Fromm
Chairman, President and Chief Executive Officer

        I, Andrew M. Rosen, Senior Vice President, Chief Financial Officer and Treasurer of Brown Shoe Company, Inc. (the "Registrant"), certify that:

        1. I have reviewed this annual report on Form 10-K of the registrant;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003	/s/ Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer

ANNUAL REPORT ON FORM 10-K

ITEM 15 (a) (1) and (2)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

YEAR ENDED FEBRUARY 1, 2003

BROWN SHOE COMPANY, INC.
ST. LOUIS, MISSOURI

FORM 10-K - ITEM 15 (a) (1) and (2)
BROWN SHOE COMPANY, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        The following consolidated financial statements of Brown Shoe Company, Inc. and subsidiaries included in the annual report of the registrant to shareholders for the year ended February 1, 2003, are incorporated by reference in Item 8:

Consolidated Balance Sheets - February 1, 2003, and February 2, 2002.

Consolidated Earnings - Years ended February 1, 2003, February 2, 2002, and February 3, 2001.

Consolidated Cash Flows - Years ended February 1, 2003, February 2, 2002, and February 3, 2001.

Consolidated Shareholders' Equity - Years ended February 1, 2003, February 2, 2002, and February 3, 2001.

                     Notes to Consolidated Financial Statements. Report of Independent Auditors.         The following consolidated financial statement schedule of Brown Shoe Company, Inc. and subsidiaries is included in Item 15(a):
Schedule II - Valuation and Qualifying Accounts.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
BROWN SHOE COMPANY, INC.

Col. A.	Col. B	Col. C		Col. D	Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions Describe	Balance At End Of Period
(Thousands)

YEAR ENDED FEBRUARY 1, 2003

Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$ 5,605	$ 21,615		$ 20,546-A	$ 6,674
Inventory valuation allowances	36,704	42,772		60,510-B	18,966

YEAR ENDED FEBRUARY 2, 2002

Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$ 5,863	$ 18,691		$ 18,949-A	$ 5,605
Inventory valuation allowances	20,929	69,657		53,882-B	36,704

YEAR ENDED FEBRUARY 3, 2001

Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$ 8,088	$ 19,786		$ 22,011-A	$ 5,863
Inventory valuation allowances	18,834	53,301		51,206-B	20,929

A. Accounts written off, net of recoveries, discounts and allowances taken.
B. Adjustment upon disposal of related inventories.

NOTE: Amounts presented for the years ended February 2, 2002 and February 3, 2001, have been restated to conform to current year presentation.

BROWN SHOE COMPANY, INC.
ANNUAL REPORT TO SHAREHOLDERS ON FORM 10-K
INDEX TO EXHIBITS

		Exhibits	Page of Sequential Numbering System

3.	(b)	Bylaws of the Company as amended through March 6, 2003.	34

10.	(g)	Severance Agreement between the Company and Joseph W. Wood.	46

10.	(m)	Brown Shoe Company, Inc. Deferred Compensation Plan	64

13.		2002 Annual Report to Shareholders of Brown Shoe Company, Inc.	74

21.		Subsidiaries of the registrant	130

23.		Consent of Independent Auditors	132

24.		Power of Attorney (see signature page)	26

99.		Section 906 of the Sarbanes-Oxley Act of 2002	133