Form 10-Q
period 2003-05-31
BROWN SHOE CO INC/
filed 2003-06-11
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 3, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [x]   No [  ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]     No [  ]

   As of May 31, 2003, 17,821,543 shares of the registrant's common stock were outstanding.

ITEM 1 - FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)
(Unaudited)
May 3, 2003		May 4, 2002	February 1, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$40,025	$26,609	$32,121
Receivables	64,753	61,407	82,486
Inventories	369,237	360,545	392,584
Prepaid Expenses and Other Current Assets	24,450	35,565	20,978

Total Current Assets	498,465	484,126	528,169

Other Assets	73,852	73,213	73,764
Goodwill and Intangible Assets, Net	18,931	19,124	18,602

Property and Equipment	261,402	253,728	255,966
Allowances for Depreciation and Amortization	(176,030)	(169,467)	(171,153)

	85,372	84,261	84,813

	$676,620	660,724	$705,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$24,500	$50,700	$29,000
Accounts Payable	108,974	97,872	129,209
Accrued Expenses	82,484	87,512	100,801
Income Taxes	8,450	3,009	5,352
Current Maturities of Long-Term Debt	20,000	13,550	20,000

Total Current Liabilities	244,408	252,643	284,362

Long-Term Debt and Capitalized Lease Obligations	103,493	123,491	103,493
Other Liabilities	21,238	20,436	20,886

Shareholders' Equity
Common Stock	66,745	65,859	66,311
Additional Capital	52,051	48,742	50,224
Unamortized Value of Restricted Stock	(2,853)	(2,060)	(1,961)
Accumulated Other Comprehensive Loss	(8,872)	(9,303)	(11,147)
Retained Earnings	200,410	160,916	193,180

	307,481	264,154	296,607

	$676,620	660,724	705,348

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(Thousands, except per share amounts)
	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

Net Sales	$446,444	$446,738
Cost of Goods Sold	261,317	266,132

Gross Profit	185,127	180,606

Selling & Administrative Expenses	169,721	165,561
Interest Expense	2,906	3,628
Other (Income) Expense	(27)	284

Earnings Before Income Taxes	12,527	11,133

Income Tax Provision	3,524	3,500

NET EARNINGS	$9,003	$7,633

BASIC EARNINGS PER COMMON SHARE	$.51	$.44

DILUTED EARNINGS PER COMMON SHARE	$.49	$.43

DIVIDENDS PER COMMON SHARE	$.10	$.10

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Thousands)

	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

Operating Activities:
Net earnings	$9,003	$7,633

Adjustments to Reconcile Net Earnings to
Cash Provided by Operating Activities:

Depreciation and amortization	6,316	5,834
Loss on disposal or impairment of facilities & equipment	698	380
Provision for losses on accounts receivable	161	368
Changes in Operating Assets and Liabilities:
Receivables	17,572	6,530
Inventories	23,347	35,682
Prepaid expenses and other current assets	(3,472)	4,101
Accounts payable and accrued expenses	(38,552)	(22,719)
Income taxes	3,098	2,459
Other, net	1,565	(2,153)

Net Cash Provided by Operating Activities	19,736	38,115

Investing Activities:
Capital expenditures	(6,856)	(4,422)
Other	125	-

Net Cash Used by Investing Activities	(6,731)	(4,422)

Financing Activities:
Decrease in notes payable	(4,500)	(13,550)
Principal payments of long-term debt	-	(15,000)
Proceeds from stock options exercised	1,174	773
Debt issuance costs	-	(265)
Dividends paid	(1,775)	(1,754)

Net Cash Used by Financing Activities	(5,101)	(29,796)

Increase in Cash and Cash Equivalents	7,904	3,897

Cash and Cash Equivalents at Beginning of Period	32,121	22,712

Cash and Cash Equivalents at End of Period	$40,025	$26,609

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

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

The Company's business is subject to seasonal influences, and interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended May 3, 2003 and May 4, 2002 (000's, except per share data):

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002

Numerator:
Net earnings - Basic and Diluted	$9,003	$7,633

Denominator:
Weighted average shares outstanding - Basic	17,510	17,284
Dilutive effect of unvested restricted stock and stock options	883	424

Weighted average shares outstanding - Diluted	18,393	17,708

Basic earnings per common share	$.51	$.44

Diluted earnings per common share	$.49	$.43

Note 3 - Comprehensive Income

Comprehensive Income includes changes in equity related to foreign currency translation adjustments and unrealized gains/losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended May 3, 2003 and May 4, 2002 (000's):

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002

Net Earnings	$9,003	$7,633

Other Comprehensive Income:
Foreign Currency Translation Adjustment	2,697	621
Unrealized Gains (Losses) on Derivative Instruments	(422)	51

	2,275	672

Comprehensive Income	$11,278	$8,305

Note 4 - Business Segment Information

Applicable business segment information is as follows for the periods ended May 3, 2003 and May 4, 2002 (000's):

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended May 3, 2003

External Sales	$261,115	$140,985	$42,834	$1,510	$446,444
Intersegment Sales	-	32,694	-	-	32,694
Operating profit (loss)	10,582	12,943	(1,356)	(6,592)	15,577

Thirteen Weeks Ended May 4, 2002

External Sales	$267,606	$128,822	$49,272	$1,038	$446,738
Intersegment Sales	-	29,215	-	-	29,215
Operating profit (loss)	10,791	11,898	(1,322)	(5,995)	15,372

Reconciliation of operating profit to earnings before income taxes (000's):

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002

Total operating profit	$15,577	$15,372
Interest expense	2,906	3,628
Non-operating other expense	144	611

Earnings before income taxes	$12,527	$11,133

Operating profit represents gross profit less selling and administrative expenses and other operating income or expense. The "Other" segment includes Corporate general and administrative expenses, which are not allocated to the operating units, and the Company's investment in its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company.

Note 5 - Restructuring Reserves

In the fourth quarter of fiscal 2001, the Company recorded charges and reserves of $16.8 million to close 97 domestic Naturalizer retail stores. During fiscal 2002, the Company decided to keep four of the originally identified stores open and to close an additional 13 stores, resulting in 106 stores being included under this program. At February 1, 2003, the reserve balance was $0.5 million, and negotiations with landlords to buy out of store leases had been completed for all but one store. During the first quarter of fiscal 2003, payments to landlords decreased the reserve balance to $0.2 million, which represents the negotiated liability for the final store to be closed under this program.

Also in the fourth quarter of 2001, the Company established a reserve of $3.5 million for severance costs related to the elimination of 117 positions as the Company moved to a new Shared Services platform for its Human Resources, Finance and Information Systems functions. At February 1, 2003, the reserve balance was $0.3 million. During the first quarter of fiscal 2003, the reserve balance was depleted due to payments related to the terminated employees and the reversal of $0.1 million of unrequired reserve.

Note 6 - Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows (000's):

	May 3, 2003	May 4, 2002	February 1, 2003

Famous Footwear	$3,529	$3,481	$3,529
Wholesale Operations	10,255	10,271	10,259
Naturalizer Retail	4,947	4,492	4,614
Other	200	880	200

	$18,931	$19,124	$18,602

Note 7 - Stock-Based Compensation

As of May 3, 2003, the Company had four stock-based compensation plans, which are described more fully in Note 16 of the Company's fiscal 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recognized in net earnings for stock appreciation units, stock performance plans and restricted stock grants. No stock-based employee compensation cost is reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock options outstanding (000's, except per share amounts):

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002

Net earnings, as reported	$9,003	$7,633
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards, net of related tax effect	597	459

Pro forma net earnings	$8,406	$7,174

Earnings per share:
Basic - as reported	$0.51	$0.44

Basic - pro forma	$0.48	$0.42

Diluted - as reported	$0.49	$0.43

Diluted - pro forma	$0.46	$0.41

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended May 3, 2003 compared to the Quarter ended May 4, 2002

Consolidated net sales for the quarter ended May 3, 2003 were $446.4 million compared to $446.7 million in the quarter ended May 4, 2002. Net earnings of $9.0 million for the first quarter of 2003 were 17.9% higher than net earnings of $7.6 million in the first quarter of 2002. Diluted earnings per share were $.49 in the first quarter of 2003 compared to $.43 in the first quarter of 2002.

Famous Footwear's total sales decreased 2.4% during the first quarter of 2003 to $261.1 million. The decrease was due to a same-store sales decline of 5.4%, reflecting lower consumer traffic into the stores, partially offset by a higher percentage of customers who, once in the store, made a purchase. Famous Footwear achieved an improved gross profit rate in the first quarter of 2003 as a result of having a better mix of fresh product in the stores. However, higher expenses from new larger stores and higher marketing costs resulted in operating earnings for the first quarter of 2003 of $10.6 million, which were down slightly from the $10.8 million for the same period last year. During the first quarter of 2003, Famous Footwear opened 20 stores and closed 25, ending the quarter with 913 stores, compared with 917 stores at the end of the first quarter last year.

The Company's wholesale operations had net sales of $141.0 million during the first quarter of 2003 compared to $128.8 million in the comparable quarter last year, an increase of 9.4%. This sales increase was primarily due to higher sales of the LifeStride brand, which were up 32% in the quarter, and men's and athletic footwear, which posted strong increases led by Dr. Scholl's-licensed product. Wholesale operating earnings of $12.9 million were up 8.8% from the $11.9 million earned in the first quarter of 2002. This increase reflects the effect of the higher sales partially offset by higher marketing expense and lower earnings at the Company's Canadian operations.

In the Company's Naturalizer Retail operations, which includes stores in both the United States and Canada, net sales decreased 13.1% to $42.8 million in the first quarter of 2003 partially due to 12% fewer stores. Same-store sales decreased 2.5% for the stores in the United States and 8.1% in Canada. An operating loss of $1.4 million occurred in the first quarter of 2003, which is slightly higher than the loss of $1.3 million in the first quarter of 2002. During the first quarter of 2003, no stores were opened and 3 were closed in the United States, leaving 214 stores open as of May 3, 2003, compared to 274 at the same time last year. In Canada, 1 store was opened and none were closed, resulting in 173 stores open this year compared to 166 at the same time last year.

Consolidated gross profit as a percent of sales for the first quarter of 2003 increased to 41.5% from 40.4% during the same period last year. This increase was primarily due to higher margins in the Company's Famous Footwear and Naturalizer Retail operations.

Selling and administrative expenses as a percent of sales for the first quarter of 2003 increased to 38.0% from 37.1% for the same period last year. This increase was primarily due to higher marketing expenses and higher store costs at Famous Footwear.

Interest expense was $2.9 million in the first quarter this year, down from $3.6 million last year. This decrease is a result of total debt at the end of the quarter being down $39.7 million versus the same time last year.

The consolidated tax rate was 28.1% of pre-tax earnings for the first quarter of 2003 compared to 31.4% last year. The decrease from last year's effective rate reflects a higher mix of offshore wholesale operating earnings, which is taxed at lower rates than retail division earnings.

Financial Condition

A summary of key financial data and ratios at the dates indicated is as follows:
	May 3, 2003	May 4, 2002	February 1, 2003

Working Capital (millions)	$254.1	$231.5	$243.8

Current Ratio	2.0:1	1.9:1	1.9:1

Total Debt as a Percentage of Total Capitalization	32.5%	41.5%	34.0%

Cash provided from operating activities for the first three months of fiscal 2003 was $19.7 million versus cash provided of $38.1 million for the same period last year. The decrease is primarily due to the higher usage of cash for incentive plan payouts, which were recorded in accrued expenses at the end of fiscal 2002 and paid during the first quarter of 2003.

Total debt as a percentage of total capitalization is calculated by dividing total debt by the sum of total debt plus shareholders' equity. The decrease in the ratio at May 3, 2003, compared to the end of fiscal 2002 and to May 4, 2002, is due to the decrease in outstanding debt and increases in shareholders' equity. The Company's total outstanding debt at May 3, 2003, was $148.0 million, which is $39.7 million lower than at the same time last year. At May 3, 2003, $124.5 million was borrowed and $17.1 million of letters of credit were outstanding under the Company's revolving bank Credit Agreement, which leaves additional borrowing availability of approximately $124 million.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the first three months of fiscal 2003, no shares were purchased under this authorization. Since the inception of this program, the Company has repurchased 928,900 shares for approximately $11.3 million.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. In Item 1 of the Company's fiscal 2002 Annual Report on Form 10-K, detailed risk factors that could cause variations in results to occur are listed and further described. Such description is incorporated herein by reference.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

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

During the first quarter of 2003, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls were effective. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has been remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Denver, Colorado and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the facility. In March 2000, a class-action lawsuit was filed in Colorado State Court against the Company related to this Colorado site, a prior operator at the site and two individuals (the two individuals have subsequently been dismissed from the suit). Plaintiffs allege claims for trespass, nuisance, strict liability, negligence and exemplary damages arising from the alleged release of solvents that are contaminating the groundwater and indoor air in the areas adjacent to and near the site. In July 2002, the court granted the plaintiffs' motion for class certification. The plaintiffs are seeking damages of approximately $80 million for diminution in property values and remediation damages to their property, and unspecified damages, such as for loss of use and enjoyment and discomfort.

In April 2003, a jury was selected. Trial did not begin, however, as the court held hearings on motions filed by plaintiffs and the co-defendant seeking various sanctions alleging certain improper discovery practices. Rulings on such hearings are pending. A new trial date has been set during the third quarter and the trial is expected to conclude in either the third or fourth quarter of this year. The Company is vigorously contesting this lawsuit, believes it has meritorious defenses and believes the specified claims are without merit. The Company is not able to assess the ultimate outcome of these matters, but it does not believe these proceedings will have a material adverse effect on the Company's consolidated financial position, based upon the Company's current assessment of its legal position and anticipated recoveries from, and/or allocations of damages (if any) to, third parties. It is possible, however, future results of operations for any particular quarter or annual period could be materially affected by changes in facts or assumptions related to this matter.

In May 2001, the Company filed a lawsuit in the Federal district court in Denver seeking contribution from parties the Company believes to have contributed to pollution in and around the Colorado site. In addition, the Company filed suit against another such party in February 2003 in Colorado State Court.

There have been no material developments during the quarter ended May 3, 2003 in any other legal proceedings described in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 22, 2003, one proposal described in the Notice of Annual Meeting of Shareholders dated April 16, 2003, was voted upon.
    The shareholders elected three directors, Joseph L. Bower, W. Patrick McGinnis and Jerry E. Ritter for terms of three years each. The voting for each director was as follows:
Directors	For	Withheld

Joseph L. Bower	15,525,364	253,102
W. Patrick McGinnis	15,513,228	265,238
Jerry E. Ritter	15,509,234	269,232

Item 6 - Exhibits and Reports on Form 8-K

(a)	(3)	(i)	Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
		(ii)	Bylaws of the Company as amended through March 6, 2003, incorporated herein by reference to Exhibit 3 (b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.
	(10) *		Form of Restricted Stock Agreement, dated May 22, 2003 between the Company and each of the Company's Non-Employee Directors.
	(99.1)		Section 906 of the Sarbanes-Oxley Act of 2002 by Ronald A. Fromm.
	(99.2)		Section 906 of the Sarbanes-Oxley Act of 2002 by Andrew M. Rosen.
(b)	Reports on Form 8-K:

The Company furnished a current report on Form 8-K dated February 27, 2003 under Item 9, which announced the Company's fourth quarter and fiscal 2002 results as well as earnings expectations for first quarter and full year 2003.

* Denotes management contract or compensatory plan arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: June 11, 2003	/s/ Andrew M. Rosen
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

Date: June 11, 2003	/s/ Ronald A. Fromm
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

Date: June 11, 2003	/s/ Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer