Form 10-Q
period 2003-08-02
BROWN SHOE CO INC
filed 2003-09-15
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 2, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

   As of August 30, 2003, 17,994,440 shares of the registrant's common stock were outstanding.

ITEM 1 - FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)
(Unaudited)
August 2, 2003		August 3, 2002	February 1, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$50,406	$40,507	$32,121
Receivables	75,271	73,516	82,486
Inventories	417,731	410,167	392,584
Prepaid Expenses and Other Current Assets	26,405	34,622	20,978

Total Current Assets	569,813	558,812	528,169

Other Assets	83,883	82,483	83,292
Goodwill and Intangible Assets, Net	18,999	19,055	18,602

Property and Equipment	268,754	248,450	255,966
Allowances for Depreciation and Amortization	(181,155)	(165,017)	(171,153)

	87,599	83,433	84,813

	$760,294	$743,783	$714,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$19,000	$36,200	$29,000
Accounts Payable	174,541	177,558	129,209
Accrued Expenses	90,653	93,975	100,801
Income Taxes	12,422	3,839	5,352
Current Maturities of Long-Term Debt	10,000	20,000	20,000

Total Current Liabilities	306,616	331,572	284,362

Long-Term Debt and Capitalized Lease Obligations	103,494	113,492	103,493
Other Liabilities	29,411	30,614	30,414

Shareholders' Equity
Common Stock	67,308	66,175	66,311
Additional Capital	53,902	49,844	50,224
Unamortized Value of Restricted Stock	(2,896)	(2,473)	(1,961)
Accumulated Other Comprehensive Loss	(7,726)	(11,770)	(11,147)
Retained Earnings	210,185	166,329	193,180

	320,773	268,105	296,607

	$760,294	$743,783	$714,876

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(Thousands, except per share amounts)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net Sales	$458,384	$456,255	$904,828	$902,993
Cost of Goods Sold	270,519	278,418	531,836	544,550

Gross Profit	187,865	177,837	372,992	358,443

Selling & Administrative Expenses	169,249	164,760	339,039	330,663

Operating Earnings	18,616	13,077	33,953	27,780

Interest Expense, Net	2,413	2,949	5,223	6,519

Earnings Before Income Taxes	16,203	10,128	28,730	21,261

Income Tax Provision	4,647	2,959	8,171	6,459

NET EARNINGS	$11,556	$7,169	$20,559	$14,802

BASIC EARNINGS PER COMMON SHARE	$.66	$.41	$1.17	$.85

DILUTED EARNINGS PER COMMON SHARE	$.62	$.40	$1.11	$.83

DIVIDENDS PER COMMON SHARE	$.10	$.10	$.20	$.20

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Thousands)

	Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002
Operating Activities:
Net earnings	$20,559	$14,802

Adjustments to reconcile Net earnings to Net
Cash Provided by Operating Activities:

Depreciation and amortization	12,869	11,700
Loss on disposal or impairment of facilities & equipment	1,533	1,208
Provision for losses on accounts receivable	150	323
Changes in Operating Assets and Liabilities:
Receivables	7,065	(5,534)
Inventories	(25,147)	(13,940)
Prepaid expenses and other current assets	(5,427)	4,616
Accounts payable and accrued expenses	35,184	64,652
Income taxes	7,070	3,289
Other assets and liabilities	542	(4,362)

Net Cash Provided by Operating Activities	54,398	76,754

Investing Activities:
Capital expenditures	(16,146)	(10,159)
Other	248	-

Net Cash Used by Investing Activities	(15,898)	(10,159)

Financing Activities:
Decrease in notes payable	(10,000)	(28,050)
Principal payments of long-term debt	(10,000)	(18,550)
Proceeds from stock options exercised	3,342	1,581
Debt issuance costs	-	(265)
Dividends paid	(3,557)	(3,516)

Net Cash Used by Financing Activities	(20,215)	(48,800)

Increase in Cash and Cash Equivalents	18,285	17,795

Cash and Cash Equivalents at Beginning of Period	32,121	22,712

Cash and Cash Equivalents at End of Period	$50,406	$40,507

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

Certain prior period amounts on the condensed consolidated balance sheets and statements of earnings have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

The Company's business is subject to seasonal influences, particularly the back-to-school selling season at Famous Footwear which falls in the Company's third quarter. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended August 2, 2003 and August 3, 2002 (000's, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Numerator:
Net earnings - Basic and Diluted	$11,556	$7,169	$20,559	$14,802

Denominator:
Weighted average shares outstanding - Basic	17,631	17,368	17,570	17,326
Effect of potentially dilutive securities	901	728	893	576

Weighted average shares outstanding - Diluted	18,532	18,096	18,463	17,902

Basic earnings per common share	$.66	$.41	$1.17	$.85

Diluted earnings per common share	$.62	$.40	$1.11	$.83

The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares (000's):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Options to purchase shares of common stock	15	85	15	290

Note 3 - Comprehensive Income

Comprehensive Income includes changes in equity related to foreign currency translation adjustments and unrealized gains/losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended August 2, 2003 and August 3, 2002 (000's):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net Earnings	$11,556	$7,169	$20,559	$14,802

Other Comprehensive Income:
Foreign Currency Translation Adjustment	562	(548)	3,259	73
Unrealized Gains (Losses) on Derivative Instruments	584	(1,919)	162	(1,868)

	1,146	(2,467)	3,421	(1,795)

Comprehensive Income	$12,702	$4,702	$23,980	$13,007

Note 4 - Business Segment Information

Applicable business segment information is as follows for the periods ended August 2, 2003 and August 3, 2002 (000's):

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended August 2, 2003

External Sales	$268,931	$137,903	$49,673	$1,877	$458,384
Intersegment Sales	-	33,697	-	-	33,697
Operating earnings (loss)	12,904	12,594	(1,012)	(5,870)	18,616

Thirteen Weeks Ended August 3, 2002

External Sales	$270,756	$134,207	$50,204	$1,088	$456,255
Intersegment Sales	-	30,117	-	-	30,117
Operating earnings (loss)	6,861	13,307	33	(7,124)	13,077

Twenty-six Weeks Ended August 2, 2003

External Sales	$530,046	$278,888	$92,507	$3,387	$904,828
Intersegment Sales	-	66,414	-	-	66,414
Operating earnings (loss)	23,487	25,562	(2,367)	(12,729)	33,953

Twenty-six Weeks Ended August 3, 2002

External Sales	$538,362	$263,027	$99,477	$2,127	$902,993
Intersegment Sales	-	59,334	-	-	59,334
Operating earnings (loss)	17,652	25,221	(1,289)	(13,804)	27,780

The "Other" segment includes Corporate administrative and other expenses, which are not allocated to the operating units, and the Company's investment in its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company.

Certain prior year operating earnings (losses) have been recast to include amounts that were previously classified as non-operating expenses.

Note 5 - Restructuring Reserves

In the fourth quarter of fiscal 2001, the Company recorded charges and reserves of $16.8 million to close 97 domestic Naturalizer retail stores. During fiscal 2002, the Company decided to keep four of the originally identified stores open and to close an additional 13 stores, resulting in 106 stores being included under this program. At February 1, 2003, the reserve balance was $0.5 million, and negotiations with landlords to buy out of store leases had been completed for all but one store. During the first half of fiscal 2003, payments to landlords depleted the reserve balance.

Also in the fourth quarter of fiscal 2001, the Company established a reserve of $3.5 million for severance costs related to the elimination of 117 positions as the Company moved to a new Shared Services platform for its Human Resources, Finance and Information Systems

functions. At February 1, 2003, the reserve balance was $0.3 million. During the first quarter of fiscal 2003, the reserve balance was depleted due to payments related to the terminated employees and the reversal of $0.1 million of unrequired reserve.

Note 6 - Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows (000's):

	August 2, 2003	August 3, 2002	February 1, 2003

Famous Footwear	$3,529	$3,481	$3,529
Wholesale Operations	10,252	10,267	10,259
Naturalizer Retail	5,018	4,427	4,614
Other	200	880	200

	$18,999	$19,055	$18,602

Note 7 - Stock-Based Compensation

As of August 2, 2003, the Company had four stock-based compensation plans, which are described more fully in Note 16 of the Company's fiscal 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recognized in net earnings for stock appreciation units, stock performance plans and restricted stock grants. No stock-based employee compensation cost is reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock options outstanding (000's, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net earnings, as reported	$11,556	$7,169	$20,559	$14,802
Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock option awards, net of related tax effect	587	510	1,184	969

Pro forma net earnings	$10,969	$6,659	$19,375	$13,833

Earnings per share:
Basic - as reported	$.66	$.41	$1.17	$.85

Basic - pro forma	$.62	$.38	$1.10	$.80

Diluted - as reported	$.62	$.40	$1.11	$.83

Diluted - pro forma	$.59	$.37	$1.05	$.77

Note 8 - Off-Balance Sheet Arrangements

The Company is contingently liable for remaining lease commitments of approximately $14 million, which primarily relate to the Cloth World and Meis specialty retailing chains, which were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In addition, the Company is a guarantor of an Industrial Development Bond financing of $3.5 million for a manufacturing and warehouse facility in Bedford County, Pennsylvania. In 1985, this facility and the business that operated the facility were sold to another party, which assumed this obligation. This financing is scheduled to be paid annually beginning in 2004 through 2009. In order for the Company to incur any liability related to this guarantee, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

Note 9 - Contingencies

The Company has been remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned property in Denver, Colorado and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at and near the property. In March 2000, a class-action lawsuit related to this Colorado site was filed in Colorado State Court against the Company, a prior operator at the site and two individuals (the two individuals have subsequently been dismissed from the suit). Plaintiffs allege claims for trespass, nuisance, strict liability, negligence and exemplary damages arising from the alleged release of solvents that had contaminated the groundwater and indoor air in the areas adjacent to and near the site. In July 2002, the court granted the plaintiffs' motion for class certification. In April 2003, the court held hearings on motions filed by plaintiffs and the co-defendant seeking various sanctions against the Company alleging certain improper discovery practices. Rulings on such hearings are pending. The class action trial began September 8, 2003, and is expected to last approximately 8 weeks. The plaintiffs are seeking damages of approximately $68 million for diminution in property values and remediation damages. For the first time during their opening statement, plaintiffs also specified that they will seek in excess of $200 million associated with loss of use and enjoyment, and annoyance and discomfort.

The Company is vigorously contesting this lawsuit, believes it has meritorious defenses and believes the specified claims are without merit. The Company is not able to assess or estimate a loss, or range of loss, if any, or the ultimate outcome of these matters, but it does not believe these proceedings will have a material adverse effect on the Company's consolidated financial position, based upon the Company's current assessment of its legal position and anticipated recoveries from, and/or allocations of damages (if any) to, third parties. It is possible, however, future results of operations for any particular quarter or annual period could be materially affected by changes in facts or assumptions related to these matters.

In May 2001, the Company filed a lawsuit in the Federal district court in Denver seeking contribution from parties the Company believes to have contributed to pollution in and around the Colorado site. In addition, the Company filed suit against another such party in February 2003 in Colorado State Court. In September 2003, the Company served a lawsuit on certain insurance companies seeking recovery of defense costs, indemnity and other damages in connection with the matters discussed above.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended August 2, 2003 compared to the Quarter ended August 3, 2002

Consolidated net sales increased $2.1 million, or 0.5%, from $456.3 million in the second quarter last year to $458.4 million in this year's second quarter. The increase primarily reflected higher sales at the Company's Wholesale division of $3.7 million, partially offset by lower sales at Famous Footwear of $1.8 million. Same-store sales1 decreased 2.9% at Famous Footwear and 1.0% in the Canadian Naturalizer stores, and increased 4.5% in the domestic Naturalizer stores.

Consolidated gross profit as a percent of sales for the second quarter of 2003 increased to 41.0% from 39.0% during the same period last year. This increase was due to higher margins in the Company's Famous Footwear and Wholesale segments primarily as a result of higher initial markups. The gross profit rate in the Naturalizer Retail segment declined from last year primarily due to higher markdowns in the Canadian stores.

Selling and administrative expenses, which include warehousing and distribution costs2 of $12.8 million in 2003 and $12.9 million in 2002, increased to 36.9% as a percent of sales for the second quarter of 2003 from 36.1% for the same period last year. This increase was attributable to higher Famous Footwear store operating costs and to the Wholesale division where higher marketing, selling and product development costs were incurred to further develop the Company's brand and license opportunities. Naturalizer Retail's selling and administrative expense rate declined as a result of closing a substantial number of under-performing stores in 2002 and 2001.

The components of net interest expense were (millions):

	Second Quarter
	2003	2002

Interest expense	$2.5	$3.0
Interest income	(0.1)	(0.1)

	$2.4	$2.9

1 Same-store sales changes are calculated by comparing the sales in stores that have been open 13 months. This method avoids the distorting effect that grand opening sales have in the first month of operation. Relocated or expanded stores are treated as new stores. Closed stores are excluded from the calculation.

2 The Company records warehousing and distribution costs in Selling and administrative expenses. Accordingly, the Company's Gross Profit and Selling and administrative expense rates, as a percent of sales, may not be comparable to other companies.

The decrease in interest expense was a result of lower average borrowings during the second quarter of 2003, partially offset by higher interest rates.

The consolidated annualized tax rate was 28.7% of pre-tax earnings for the second quarter of 2003 compared to 29.2% last year. The decrease in the rate reflects a higher percentage of income being generated in foreign jurisdictions with lower rates. The Company's effective tax rate is below the Federal statutory rate of 35% because the Company does not provide deferred taxes on unremitted foreign earnings as it is the Company's intention to reinvest these earnings indefinitely, or to repatriate the earnings only when it is tax advantageous to do so.

Net earnings of $11.6 million for the second quarter of 2003 were 61.2% higher than net earnings of $7.2 million in the second quarter of 2002. Diluted earnings per share were $.62 in the second quarter of 2003 compared to $.40 in the second quarter of 2002, an increase of 55.0%. The percentage change in earnings per share is less than the percentage change in net earnings as a result of a greater dilutive effect of outstanding stock options in 2003, reflecting an increase in the market price of the Company's stock.

Famous Footwear

Famous Footwear's total sales decreased 0.7%, or $1.8 million, during the second quarter of 2003 to $268.9 million. The decrease was due to a same-store sales decline of 2.9%, or $7.4 million, reflecting lower consumer traffic into the stores, partially offset by $5.6 million of sales from new stores.

Famous Footwear's gross profit as a percent of sales increased 3.2% from 41.1% in the second quarter of 2002 to 44.3% in the second quarter of 2003. This improvement was principally due to a 2.8% increase in initial markups, due to a fresher mix of product, and 0.2% from lower shrinkage.

Selling and administrative expenses in the quarter were $106.3 million, an increase of $1.7 million from last year. As a percent of sales, such costs were 39.5% this year, an increase of 0.9% from last year's rate of 38.6%. This increase principally reflected a 1.1% increase in retail facilities costs due to new and remodeled stores not yet being leveraged with corresponding higher sales and the lower same-store sales, partially offset by a 0.1% decrease in marketing costs as a percent of sales.

As a result of the higher gross profits, operating earnings for the second quarter of 2003 of $12.9 million, or 4.8% of sales, were 88.1% above the $6.9 million, or 2.5% of sales, for the same period last year.

During the second quarter of 2003, Famous Footwear opened 12 stores and closed 16, ending the quarter with 909 stores, compared with 920 stores at the end of the second quarter last year.

Wholesale Operations

The Company's Wholesale operations had net sales of $137.9 million during the second quarter of 2003 compared to $134.2 million in the same quarter last year, an increase of 2.8%. This sales increase was primarily due to higher unit sales of the LifeStride brand, which led to a sales gain of 26.4% in the quarter, as well as increases in unit sales in the men's and athletic footwear group and the Buster Brown and Co. children's division. Sales of the Naturalizer brand decreased 4.0%.

The gross profit rate increased as a percent of sales from 30.8% in the second quarter of last year to 33.1% in this year's quarter, due to higher initial markups and a greater mix of higher-margin, branded product sales.

Selling and administrative expenses increased 15.8% over last year from $28.9 million to $33.4 million, and as a percent of sales from 21.5% last year to 24.2% this year. This increase of 2.7% is principally due to higher marketing costs of 1.6% and higher costs from increased staffing levels in the selling and product development areas of 1.4%.

As a result of the higher expenses, Wholesale operating earnings of $12.6 million were down 5.4% from the $13.3 million earned in the second quarter of 2002.

Naturalizer Retail

In the Company's Naturalizer Retail operations, which includes stores in both the United States and Canada, net sales decreased 1.1% to $49.7 million in the second quarter of 2003 compared to $50.2 million in the same period last year. The decrease of $0.5 million was due to a $3.7 million decline from fewer stores open than last year, partially offset by a net $1.1 million increase in same-store sales (4.5% gain in the United States stores and a 1.0% decrease in the Canadian stores), and a $2.1 million increase from the effect of changes in the Canadian exchange rate.

Gross profit as a percent of sales of 44.8% in the second quarter of 2003 was 3.6% below last year's level of 48.4%. The decrease was principally due to higher markdowns, particularly in the Canadian stores reflecting very competitive season-ending clearance sales.

Selling and administrative expenses decreased $1.0 million in the second quarter, and as a percent of sales, declined to 46.8% this year from 48.4% last year. The overall decrease was primarily due to a smaller, more-productive store base as a result of closing over 100 stores in the United States in 2001 and 2002. More specifically, the decrease as a percent of sales of 1.6% was principally due to lower marketing expenses of 0.9%, lower store selling costs of 0.2%, lower merchandising and administrative costs of 0.9%, partially offset by higher retail facilities costs of 0.3%.

As a result of the lower gross profits, an operating loss of $1.0 million occurred in the second quarter of 2003, which was below the break-even level in the second quarter of 2002.

During the second quarter of 2003, 2 stores were opened and 3 were closed in the United States, resulting in 213 stores open as of August 2, 2003, compared to 244 at the same time last year. In Canada, no stores were opened or closed, resulting in 173 stores open this year compared to 168 at the same time last year.

Other Segment

Net sales in the Other segment increased from $1.1 million in the second quarter of 2002 to $1.9 million in 2003, as the e-commerce sales of our Shoes.com majority-owned subsidiary continued to strengthen. An operating loss of $0.2 million was incurred for this business, which was $0.1 million lower than the loss in the same period last year. The most significant component of this "Other" segment is unallocated Corporate administrative and other expenses. These costs decreased by $1.2 million, or 16.4% in the second quarter of 2003, principally as a result of lower remediation costs associated with the Company's Colorado property of $1.0 million, the nonrecurrence of $0.5 million of costs incurred in 2002 related to the Company's closed international business, and lower consulting costs of $0.5 million, partially offset by higher salaries and benefit costs of $0.8 million.

Six Months ended August 2, 2003 compared to the Six Months ended August 3, 2002

Consolidated net sales for the first half 2003 were $904.8 million, an increase of 0.2% from the first half 2002 total of $903.0 million. Sales of the Wholesale segment were up 6.0% to $278.9 million. Sales decreased in the Famous Footwear segment by $8.3 million, or 1.5%, and in the Naturalizer Retail segment by $7.0 million, or 7.0%, substantially offsetting Wholesale's increase. Same-store sales decreased 4.1% at Famous Footwear and 4.2% in the Canadian Naturalizer stores, and increased 0.9% in the domestic Naturalizer stores.

Consolidated gross profit as a percent of sales for the first half of 2003 increased to 41.2% from 39.7% for the same period last year. This increase was primarily due to higher margins at the Company's Famous Footwear and Wholesale segments. The gross profit rate in the Naturalizer Retail segment declined from last year primarily due to higher markdowns in the Canadian stores.

Selling and administrative expenses for the first half of 2003, which include warehousing and distribution costs of $25.8 million in 2003 and $26.3 million in 2002, increased $8.4 million to 37.5% from 36.6% as a percent of sales for the same period last year. This increase reflects approximately $7.0 million in increased spending for marketing, selling and product development to support the further building of the Company's brands and licenses, and approximately $3.7 million of higher store operating costs primarily related to larger and remodeled stores in the Famous Footwear segment. Offsetting these increases are lower environmental remediation costs associated with the Company's Colorado property of $1.1 million and $0.8 million of costs incurred in 2002 related to the Company's closed international business.

The components of net interest expense were (millions):

	First Half
	2003	2002

Interest expense	$5.4	$6.6
Interest income	(0.2)	(0.1)

	$5.2	$6.5

The decrease in interest expense was a result of lower average borrowings outstanding.

The consolidated annualized tax rate was 28.4% of pre-tax income for the first half of 2003 compared to 30.4% last year. The decrease in the rate reflects a higher percentage of income being generated in foreign jurisdictions with lower tax rates.

Net earnings of $20.6 million for the first half of 2003 were 38.9% higher than net earnings of $14.8 million for the first half of 2002. Diluted earnings per share were $1.11 for the first half of 2003 compared to $0.83 in the first half of 2002, an increase of 33.7%. The percentage change in earnings per share is less than the percentage change in net earnings as a result of a greater dilutive effect of outstanding stock options in 2003.

Famous Footwear

Sales at Famous Footwear for the first half of 2003 decreased 1.5%, or $8.3 million, from the first half of last year to $530.0 million. This decrease reflects a 4.1% decrease in same-store sales, or $21.0 million, partially offset by $12.7 million of sales at new stores.

Gross profit as a percent of sales increased 2.8% from 41.6% in the first half of last year to 44.4% this year. The improvement principally reflects a 2.6% increase in initial markups and a 0.3% decrease in shrinkage.

Selling and administrative expenses for the first half of 2003 were $211.5 million, an increase of $5.3 million or 2.6% from the prior year. As a percent of sales, such costs were 39.9% in 2003 compared to 38.3% last year, an increase of 1.6%, principally due to a 0.9% increase in retail facilities costs, a 0.3% increase in marketing costs and a 0.5% increase in merchandising and administrative expenses.

The effect of higher margins was greater than the increase in selling and administrative expenses, resulting in an increase in operating earnings for the first half of 2003 of 33.1% to $23.5 million.

During the first half of fiscal 2003, Famous opened 32 stores and closed 41, ending the first half with 909 stores, compared with 920 stores at the end of the first half last year.

Wholesale Operations

The Company's Wholesale operations' net sales for the first half of 2003 increased 6.0% to $278.9 million from the same period last year primarily due to higher unit sales. This increase included a 29.4% increase in LifeStride and a 47.6% increase in the men's and athletics footwear group, partially offset by a decline in the women's private label division and a 2.1% decrease in the Naturalizer brand.

Gross profit increased to 33.1% as a percent of sales for the first half of 2003 from 32.1% last year, primarily due to higher margins on the Company's branded product sales.

Selling and administrative expenses increased $7.0 million. As a percent of sales, such expenses were 24.3% this year compared to 23.1% last year, an increase of 1.2%. This increase is principally due to a 0.8% increase in marketing expenses and a 1.1% increase in costs in the selling, product development and merchandising areas as new positions were added, partially offset by lower administrative and sourcing costs of 0.6%.

Operating earnings for the first half of 2003 of $25.6 million were 1.4% higher than the same period last year as the effect of higher sales and gross profit rates were substantially offset by higher expenses.

Naturalizer Retail

In the Company's Naturalizer Retail operations, net sales decreased 7.0% to $92.5 million in the first half of 2003 compared to $99.5 million in the same period last year. The decrease of $7.0 million was due to a $9.4 million decline from fewer stores open than last year, a net $0.8 million decrease in same-store sales (0.9% gain in the United States stores and a 4.2% decrease in the Canadian stores), partially offset by a $3.2 million increase from the effect of changes in the Canadian exchange rate.

Gross profit as a percent of sales of 47.2% in the first half of 2003 was 1.6% below last year's level of 48.8%. The decrease was principally due to higher markdowns, which were necessary to clear seasonal merchandise.

Selling and administrative expenses decreased $3.8 million in the first half due to fewer stores. As a percent of sales, such expenses were 49.9% in the first half of 2003, down 0.2% from last year's 50.1%. The decrease principally reflects a 0.4% decrease in merchandising and administrative costs and 0.3% in lower marketing costs, partially offset by a 0.4% increase in retail facilities costs.

As a result of the lower sales and margins, an operating loss of $2.4 million was incurred in the first half of 2003 compared to an operating loss of $1.3 million for the same period in 2002.

During the first half of 2003, 2 stores were opened and 6 were closed in the United States, resulting in 213 stores open as of August 2, 2003, compared to 244 at the same time last year. In Canada, 1 store was opened and none were closed, resulting in 173 stores open this year compared to 168 at the same time last year.

Other Segment

For the first half of 2003, the Other segment's net sales increased to $3.4 million from $2.1 million for the comparable period last year, reflecting higher e-commerce sales at Shoes.com Inc. Shoes.com's operating loss of $0.3 million declined in 2003 compared from the $0.6 million loss incurred in the first half of 2002. Unallocated Corporate administrative and other expenses decreased $0.8 million, or 5.8% in the first half of 2003, principally due to lower remediation costs of $1.1 million, lower costs associated with the closed international business of $0.8 million, and lower consulting costs of $2.0 million, partially offset by higher salaries, benefits, and incentive plan costs of $2.7 million.

Financial Condition

A summary of key financial data and ratios at the dates indicated is as follows:

	August 2, 2003	August 3, 2002	February 1, 2003

Working Capital (millions)	$263.2	$227.2	$243.8

Current Ratio	1.9:1	1.7:1	1.9:1

Total Debt as a Percentage of Total Capitalization	29.2%	38.8%	34.0%

Cash provided from operating activities for the first half of fiscal 2003 was $54.4 million. This positive cash flow amount was below the $76.8 million for the same period last year.

At August 2, 2003, receivables were $75.3 million, an increase of $1.8 million, or 2.4% from the level at August 3, 2002, due to the 2.8% second quarter increase in sales of the Company's Wholesale operations.

Inventories, substantially all of which were finished goods in all periods, of $417.7 million at August 2, 2003 were $7.6 million or 1.8% higher than at the same time in 2002, but $79.2 million or 15.9% lower than the level as of August 2001. The significant decrease achieved in fiscal 2002 was part of the Company's initiative to reduce inventories and improve "freshness and velocity." This program is continuing and is a significant factor in the improved gross profit rates being achieved, particularly at Famous Footwear.

Additions to property and equipment of $16.1 million for the first half of 2003 compares with $10.2 million in the first half of 2002. Approximately 75% of the 2003 capital expenditures relate to the Famous Footwear division, primarily for new stores and remodels of existing stores. The remaining expenditures were primarily for new and remodeled stores at the Company's domestic and Canadian Naturalizer stores. Depreciation and amortization expense was $12.9 million in the first half of 2003 compared to $11.7 million for the same period last year.

The Company's total outstanding debt at August 2, 2003 was $132.5 million, which is $37.2 million lower than at the same time last year. At August 2, 2003, $119.0 million was borrowed and $25.3 million of letters of credit were outstanding under the Company's revolving bank Credit Agreement, which leaves additional borrowing availability of approximately $150 million. Total debt as a percentage of total capitalization is calculated by dividing total debt by the sum of total debt plus shareholders' equity. The decrease in the ratio at August 2, 2003 to 29.2% compared to 34.0% at the end of fiscal 2002 and 38.8% at August 3, 2002 was due to the decrease in outstanding debt and increases in shareholders' equity.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the first half of fiscal 2003, no shares were purchased under this authorization. Since the inception of this program, the Company has repurchased 928,900 shares for approximately $11.3 million.

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

As of August 2, 2003, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting during the quarter ended August 2, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

20

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has been remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned property in Denver, Colorado and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at and near the property. In March 2000, a class-action lawsuit related to this Colorado site was filed in Colorado State Court against the Company, a prior operator at the site and two individuals (the two individuals have subsequently been dismissed from the suit). Plaintiffs allege claims for trespass, nuisance, strict liability, negligence and exemplary damages arising from the alleged release of solvents that had contaminated the groundwater and indoor air in the areas adjacent to and near the site. In July 2002, the court granted the plaintiffs' motion for class certification. In April 2003, the court held hearings on motions filed by plaintiffs and the co-defendant seeking various sanctions against the Company alleging certain improper discovery practices. Rulings on such hearings are pending. The class action trial began September 8, 2003, and is expected to last approximately 8 weeks. The plaintiffs are seeking damages of approximately $68 million for diminution in property values and remediation damages. For the first time during their opening statement, plaintiffs also specified that they will seek in excess of $200 million associated with loss of use and enjoyment, and annoyance and discomfort.

The Company is vigorously contesting this lawsuit, believes it has meritorious defenses and believes the specified claims are without merit. The Company is not able to assess or estimate a loss, or range of loss, if any, or the ultimate outcome of these matters, but it does not believe these proceedings will have a material adverse effect on the Company's consolidated financial position, based upon the Company's current assessment of its legal position and anticipated recoveries from, and/or allocations of damages (if any) to, third parties. It is possible, however, future results of operations for any particular quarter or annual period could be materially affected by changes in facts or assumptions related to these matters.

In May 2001, the Company filed a lawsuit in the Federal district court in Denver seeking contribution from parties the Company believes to have contributed to pollution in and around the Colorado site. In addition, the Company filed suit against another such party in February 2003 in Colorado State Court. In September 2003, the Company served a lawsuit on certain insurance companies seeking recovery of defense costs, indemnity and other damages in connection with the matters discussed above.

There have been no material developments during the quarter ended August 2, 2003 in any other legal proceedings described in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

 Item 6 - Exhibits and Reports on Form 8-K

(a)	(3)	(i)	Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
		(ii)	Bylaws of the Company as amended through March 6, 2003, incorporated herein by reference to Exhibit 3 (b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.
	(4)	(b)	Third Amendment to Credit Agreement, dated as of June 17, 2003, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, filed herewith.
	(31.1)		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.2)		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32.1)		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:

The Company filed a current report on Form 8-K dated May 21, 2003 furnishing information under Item 9, which announced the Company's first quarter results for fiscal 2003.

The Company filed a current report on Form 8-K dated July 31, 2003 furnishing information under Item 9, which announced that members of its executive management team would be speaking with financial analysts during the Western Shoe Association Show on July 31, 2003.

The Company filed a current report on Form 8-K dated August 19, 2003 furnishing information under Item 9, which announced the Company's second quarter results for fiscal 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: September 15, 2003	/s/ Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer On Behalf of the Corporation as the Principal Financial Officer