Form 10-Q
period 2003-11-01
BROWN SHOE CO INC
filed 2003-12-15
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 1, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

   As of November 29, 2003, 18,041,039 shares of the registrant's common stock were outstanding.

ITEM 1 - FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)
(Unaudited)
November 1, 2003		November 2, 2002	February 1, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$52,750	$35,192	$32,121
Receivables	64,534	65,400	82,486
Inventories	376,602	381,444	392,584
Prepaid Expenses and Other Current Assets	24,717	32,226	20,978

Total Current Assets	518,603	514,262	528,169

Other Assets	84,056	82,834	83,292
Goodwill and Intangible Assets, Net	20,435	19,178	18,602

Property and Equipment	271,405	249,560	255,966
Allowances for Depreciation and Amortization	(186,598)	(167,742)	(171,153)

	84,807	81,818	84,813

	$707,901	$698,092	$714,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable	$16,000	$37,000	$29,000
Accounts Payable	107,894	112,928	129,209
Accrued Expenses	93,613	97,296	100,801
Income Taxes	14,272	8,950	5,352
Current Maturities of Long-Term Debt	3,500	20,000	20,000

Total Current Liabilities	235,279	276,174	284,362

Long-Term Debt and Capitalized Lease Obligations	100,000	103,492	103,493
Other Liabilities	28,317	31,216	30,414

Shareholders' Equity
Common Stock	67,640	66,171	66,311
Additional Capital	55,135	49,798	50,224
Unamortized Value of Restricted Stock	(2,691)	(2,191)	(1,961)
Accumulated Other Comprehensive Loss	(5,366)	(12,166)	(11,147)
Retained Earnings	229,587	185,598	193,180

	344,305	287,210	296,607

	$707,901	$698,092	$714,876

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(Thousands, except per share amounts)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net Sales	$493,433	$486,318	$1,398,261	$1,389,311
Cost of Goods Sold	288,721	287,681	820,557	832,231

Gross Profit	204,712	198,637	577,704	557,080

Selling & Administrative Expenses	172,278	167,123	511,317	497,786

Operating Earnings	32,434	31,514	66,387	59,294

Interest Expense	2,256	2,840	7,679	9,506
Interest Income	(118)	(128)	(318)	(275)

Earnings Before Income Taxes	30,296	28,802	59,026	50,063

Income Tax Provision	9,096	7,780	17,267	14,239

NET EARNINGS	$21,200	$21,022	$41,759	$35,824

BASIC EARNINGS PER COMMON SHARE	$1.19	$1.21	$2.37	$2.06

DILUTED EARNINGS PER COMMON SHARE	$1.13	$1.18	$2.25	$2.01

DIVIDENDS PER COMMON SHARE	$.10	$.10	$.30	$.30

See Notes to Condensed Consolidated Financial Statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Thousands)

	Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002

Operating Activities:
Net earnings	$41,759	$35,824

Adjustments to reconcile Net earnings to Net
Cash Provided by Operating Activities:

Depreciation and amortization	19,657	17,803
Loss on disposal or impairment of facilities & equipment	3,746	1,961
Provision for losses on accounts receivable	278	485
Changes in Operating Assets and Liabilities:
Receivables	17,674	2,420
Inventories	15,982	14,783
Prepaid expenses and other current assets	(3,739)	7,012
Accounts payable and accrued expenses	(28,503)	3,343
Income taxes	8,920	8,400
Other assets and liabilities	(182)	(4,863)

Net Cash Provided by Operating Activities	75,592	87,168

Investing Activities:
Capital expenditures	(21,668)	(15,097)
Other	368	130

Net Cash Used by Investing Activities	(21,300)	(14,967)

Financing Activities:
Decrease in notes payable	(13,000)	(27,250)
Principal payments of long-term debt	(20,000)	(28,550)
Proceeds from stock options exercised	4,696	1,624
Debt issuance costs	-	(265)
Dividends paid	(5,359)	(5,280)

Net Cash Used by Financing Activities	(33,663)	(59,721)

Increase in Cash and Cash Equivalents	20,629	12,480

Cash and Cash Equivalents at Beginning of Period	32,121	22,712

Cash and Cash Equivalents at End of Period	$52,750	$35,192

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended November 1, 2003 and November 2, 2002 (000's, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks
	November 1 2003	November 2, 2002	November 1, 2003	November 2, 2002

Numerator:
Net earnings - Basic and Diluted	$21,200	$21,022	$41,759	$35,824

Denominator:
Weighted average shares outstanding - Basic	17,761	17,394	17,634	17,349
Effect of potentially dilutive securities	937	399	900	517

Weighted average shares outstanding - Diluted	18,698	17,793	18,534	17,866

Basic earnings per common share	$1.19	$1.21	$2.37	$2.06

Diluted earnings per common share	$1.13	$1.18	$2.25	$2.01

The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares (000's):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Options to purchase shares of common stock	35	584	37	388

Note 3 - Comprehensive Income

Comprehensive Income includes changes in equity related to foreign currency translation adjustments and unrealized gains/losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended November 1, 2003 and November 2, 2002 (000's):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net Earnings	$21,200	$21,022	$41,759	$35,824

Other Comprehensive Income:
Foreign Currency Translation Adjustment	2,448	649	5,707	722
Unrealized Gains (Losses) on Derivative Instruments	(88)	(1,045)	74	(2,913)

	2,360	(396)	5,781	(2,191)

Comprehensive Income	$23,560	$20,626	$47,540	$33,633

Note 4 - Business Segment Information

Applicable business segment information is as follows for the periods ended November 1, 2003 and November 2, 2002 (000's):

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended November 1, 2003

External Sales	$301,588	$140,062	$49,789	$1,994	$493,433
Intersegment Sales	-	35,968	-	-	35,968
Operating earnings (loss)	23,427	15,421	(166)	(6,248)	32,434

Thirteen Weeks Ended November 2, 2002

External Sales	$294,535	$140,795	$49,898	$1,090	$486,318
Intersegment Sales	-	38,502	-	-	38,502
Operating earnings (loss)	22,585	11,712	1,535	(4,318)	31,514

	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirty-nine Weeks Ended November 1, 2003

External Sales	$831,634	$418,950	$142,296	$5,381	$1,398,261
Intersegment Sales	-	100,718	-	-	100,718
Operating earnings (loss)	46,914	40,980	(2,534)	(18,973)	66,387

Thirty-nine Weeks Ended November 2, 2002

External Sales	$832,896	$403,824	$149,375	$3,216	$1,389,311
Intersegment Sales	-	97,835	-	-	97,835
Operating earnings (loss)	40,237	36,932	246	(18,121)	59,294

The "Other" segment includes Corporate administrative and other expenses, which are not allocated to the operating units, and the Company's investment in its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company.

Certain prior year operating earnings (losses) have been recast to include amounts that were previously classified as non-operating expenses to conform to current year presentation.

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

Note 6 - Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows (000's):

	November 1, 2003	November 2, 2002	February 1, 2003

Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	10,248	10,263	10,259
Naturalizer Retail	5,323	4,506	4,614
Other	1,335	880	200

	$20,435	$19,178	$18,602

The change between periods for the Naturalizer Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment from February 1, 2003 to November 1, 2003 of $1.1 million reflects the acquisition of additional shares of Shoes.com Inc. by the Company.

Note 7 - Stock-Based Compensation

As of November 1, 2003, the Company had four stock-based compensation plans, which are described more fully in Note 16 of the Company's fiscal 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recognized in net earnings for stock appreciation units, stock performance plans and restricted stock grants. No stock-based employee compensation cost is reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock options outstanding (000's, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net earnings, as reported	$21,200	$21,022	$41,759	$35,824
Deduct: Total stock-based employee compensation expense determined under the fair value based method for stock option awards, net of related tax effect	548	509	1,732	1,478

Pro forma net earnings	$20,652	$20,515	$40,027	$34,346

Earnings per share:
Basic - as reported	$1.19	$1.21	$2.37	$2.06

Basic - pro forma	$1.16	$1.18	$2.27	$1.98

Diluted - as reported	$1.13	$1.18	$2.25	$2.01

Diluted - pro forma	$1.10	$1.15	$2.16	$1.92

Note 8 - Off-Balance Sheet Arrangements

The Company is contingently liable for remaining lease commitments of approximately $13 million, which primarily relate to the Cloth World and Meis specialty retailing chains, which were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In addition, the Company is a guarantor of an Industrial Development Bond financing of $3.5 million for a manufacturing and warehouse facility in Bedford County, Pennsylvania. In 1985, this facility and the business that operated the facility were sold to another party, which assumed this obligation. This financing is scheduled to be paid annually beginning in 2004 through 2009. In order for the Company to incur any liability related to this guarantee, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

Note 9 - Contingencies

The Company has been remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned property in Denver, Colorado and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at and near the property. In March 2000, a class-action lawsuit related to this Colorado site was filed in Colorado State Court against the Company, and a prior operator at the site. Plaintiffs alleged claims for trespass, nuisance, strict liability, negligence and exemplary damages arising from the alleged release of solvents that had contaminated the groundwater and indoor air in the areas adjacent to and near the site and were seeking damages in excess of $380 million for diminution in property values, remediation damages, loss of use and enjoyment, annoyance and discomfort, and punitive damages.

On December 8, 2003, a Colorado State Court jury found the Company partially responsible for alleged environmental impacts on the neighborhood and entered a verdict against the Company of $1.0 million for loss of use and enjoyment and annoyance and discomfort.

In connection with this lawsuit, the court held hearings on motions filed by plaintiffs and the co-defendant seeking various sanctions against the Company alleging certain improper discovery practices. Rulings on such hearings are pending. The Company is not able to assess or estimate a loss, or range of loss, if any, or the ultimate outcome of such hearings, but it does not believe these proceedings will have a material adverse affect on the Company's financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended November 1, 2003 compared to the Quarter ended November 2, 2002

The third quarter is traditionally the Company's highest sales volume quarter, which generates a significant portion of annual earnings. The high sales volume is driven by the back-to-school selling season at Famous Footwear, which occurs primarily in the month of August. Famous Footwear's results for the quarter reflect a successful back-to-school season. The Company's Wholesale operations also performed well in the quarter. Improved results over the prior year's comparable quarter at these divisions were partially offset by lower results at the Naturalizer Retail segment and higher Corporate administrative costs.

Consolidated net sales increased $7.1 million, or 1.5%, from $486.3 million in the third quarter last year to $493.4 million in this year's third quarter. The increase primarily reflected higher sales at the Company's Famous Footwear division of $7.1 million. Sales at the Company's Wholesale operations decreased $0.7 million, or 0.5%, in the quarter and decreased $0.1 million, or 0.2%, at Naturalizer Retail. Same-store sales for the quarter increased 0.7% at Famous Footwear and 1.9% in the domestic Naturalizer stores, but decreased 6.2% in the Canadian Naturalizer stores. Same-store sales changes are calculated by comparing the sales in stores that have been open 13 months. This method avoids the distorting effect that grand opening sales have in the first month of operation. Relocated or expanded stores are treated as new stores. Closed stores are excluded from the calculation.

Consolidated gross profit as a percent of sales for the third quarter of 2003 increased to 41.5% from 40.8% during the same period last year. This increase was due to higher margins in the Company's Famous Footwear and Wholesale segments primarily as a result of higher initial markups. The gross profit rate in the Naturalizer Retail segment declined from last year primarily due to higher markdowns in the Canadian stores.

Selling and administrative expenses, which include warehousing and distribution costs of $12.1 million in 2003 and $12.5 million in 2002, increased to 34.9% as a percent of sales for the third quarter of 2003 from 34.4% for the same period last year. This increase was primarily attributable to higher Famous Footwear and Naturalizer Retail store operating costs of $3.6 million and higher administrative costs of $4.4 million, partially offset by lower marketing costs of $1.9 million. The Company records warehousing and distribution costs in selling and administrative expenses. Accordingly, the Company's Gross Profit and Selling and administrative expense rates, as a percent of sales, may not be comparable to other companies

Consolidated operating earnings for the third quarter of 2003 of $32.4 million, or 6.6% of sales, were 2.9% above the $31.5 million, or 6.5% of sales, for the same period last year, as the effect of higher sales and gross profit rates were partially offset by higher selling and administrative expenses.

The decrease in interest expense of $0.6 million was a result of lower average borrowings during the third quarter of 2003.

The consolidated tax rate was 30.0% of pre-tax earnings for the third quarter of 2003 an increase from 27.0% last year. The increase in the rate reflects a higher percentage of income being generated by domestic operations, which have higher tax rates than those in the foreign jurisdictions in which the Company operates. The Company's effective tax rate is below the Federal statutory rate of 35% because the foreign jurisdictions have lower tax rates. The Company does not provide deferred taxes on unremitted foreign earnings as it is the Company's intention to reinvest these earnings indefinitely, or to repatriate the earnings only when it is tax advantageous to do so.

Net earnings of $21.2 million for the third quarter of 2003 were 0.8% higher than net earnings of $21.0 million in the third quarter of 2002. Diluted earnings per share were $1.13 in the third quarter of 2003 compared to $1.18 in the third quarter of 2002, a decrease of 4.2%. The percentage change in net earnings differs from the percentage change in diluted earnings per share as the result of an increased number of shares outstanding and a greater dilutive effect of outstanding stock options in 2003, reflecting an increase in the market price of the Company's stock.

Famous Footwear

Famous Footwear's total sales increased 2.4%, or $7.1 million, during the third quarter of 2003 to $301.6 million. The increase was due to a same-store sales increase of 0.7%, or $1.9 million, reflecting higher purchase conversion ratios, which more than offset lower traffic counts in the stores, and a net $5.2 million of sales from new stores, net of closures.

Famous Footwear's gross profit as a percent of sales increased 1.0% from 43.5% in the third quarter of 2002 to 44.5% in the third quarter of 2003. This improvement was principally due to a 1.1% increase in initial markups, due to a fresher mix of product, and 0.2% from lower shrinkage, partially offset by a higher markdown provision of 0.3%.

Selling and administrative expenses in the quarter were $110.9 million, an increase of $5.3 million from last year. As a percent of sales, such costs were 36.8% this year, an increase of 0.9% from last year's rate of 35.9%. This increase principally reflected a 0.6% increase in retail facilities costs due to new stores not yet being leveraged with corresponding higher sales.

As a result of the higher sales and gross profit rates, operating earnings for the third quarter of 2003 of $23.4 million, or 7.8% of sales, were 3.7% above the $22.6 million, or 7.7% of sales, for the same period last year.

During the third quarter of 2003, Famous Footwear opened 19 stores and closed 20, ending the quarter with 908 stores, compared with 922 stores at the end of the third quarter last year.

Wholesale Operations

The Company's Wholesale operations had net sales of $140.1 million during the third quarter of 2003 compared to $140.8 million in the same quarter last year, a decrease of 0.5%. This sales decrease was primarily due to lower sales to the Company's mass merchandise customers by the Buster Brown and Co. children's footwear group of 14.2% and by the women's private label footwear group of 25.2%. Offsetting those sales declines were increases in the LifeStride brand, which had a sales gain of 18.3% in the quarter, as well as an increase in sales in the men's and athletic footwear group. Sales of the Naturalizer brand increased 2.9%. The sales changes in all brands and groups were due to unit variations as average prices did not change significantly.

The gross profit rate, as a percent of sales, increased from 31.8% in the third quarter of last year to 32.4% in this year's quarter, due to better margin rates and a greater mix of higher-margin, branded product sales partially offset by higher markdowns in Canada.

Selling and administrative expenses decreased 9.7% from last year's $33.2 million to this year's $30.0 million, and as a percent of sales from 23.6% last year to 21.4% this year. This decrease of 2.2% is principally due to lower marketing costs of 2.0%. Expenses for the quarter include a $0.6 million impairment charge to reduce the carrying value of the Company's footwear manufacturing facility in Canada based on expected future cash flows. In the fourth quarter of fiscal 2003, the Company announced that it would be closing its remaining Canadian manufacturing facility in early 2004, and that an aftertax charge of $3.8 - $4.2 million would be recorded in the fourth quarter for severance and asset writedowns.

As a result of the improved margin rate and lower expenses, Wholesale operating earnings of $15.4 million were up 31.7% from the $11.7 million earned in the third quarter of 2002.

Naturalizer Retail

In the Company's Naturalizer Retail operations, which includes stores in both the United States and Canada, net sales decreased 0.2% to $49.8 million in the third quarter of 2003 compared to $49.9 million in the same period last year. The decrease of $0.1 million was due to a $2.1 million decline from fewer stores open than last year and by a net $0.3 million decrease in same-store sales (1.9% gain in the United States stores and a 6.2% decrease in the Canadian stores), offset by a $2.3 million increase from the effect of changes in the Canadian exchange rate.

Gross profit as a percent of sales of 48.6% in the third quarter of 2003 was 1.3% below last year's level of 49.9%. The decrease was principally due to higher markdowns in the Canadian stores.

Selling and administrative expenses increased $0.9 million in the third quarter, and as a percent of sales, increased to 48.9% this year from 46.9% last year. The increase, as a percent of sales, of 2.0% was principally due to higher marketing expenses of 0.5%, higher store selling costs of 0.3% and higher retail facilities costs of 1.7% partially offset by lower merchandising costs of 0.7%.

As a result of the lower sales and gross profit and higher expenses, an operating loss of $0.2 million occurred in the third quarter of 2003, which was below the operating earnings of $1.5 million in the third quarter of 2002. The decline in operating earnings was primarily attributable to the Canadian operations where same-store sales declines have been incurred over the past two years. In response to this trend, the Company is repositioning the product mix in these stores to carry a greater proportion of the United States Naturalizer product line to present a more relevant and younger product line to its customer base.

During the third quarter of 2003, no stores were opened and 3 were closed in the United States, resulting in 210 stores open as of November 1, 2003, compared to 232 at the same time last year. In Canada, 1 store was opened and 1 store closed, resulting in 173 stores open this year compared to 172 at the same time last year.

Other Segment

Net sales in the Other segment increased from $1.1 million in the third quarter of 2002 to $2.0 million in 2003, as the e-commerce sales of our Shoes.com majority-owned subsidiary continued to strengthen. An operating loss of $0.2 million was incurred for this business, which was equal to the loss in the same period last year. The most significant component of this "Other" segment is unallocated Corporate administrative and other expenses. These costs increased by $1.9 million, or 47.7% in the third quarter of 2003 principally as a result of higher consulting costs of $0.5 million and higher salaries and incentive and benefit plan costs of $1.0 million.

Nine Months ended November 1, 2003 compared to the Nine Months ended November 2, 2002

Consolidated net sales for the first nine months of 2003 were $1.398 billion, an increase of 0.6% from the first nine months of 2002 total of $1.389 billion. Sales of the Wholesale segment were up 3.7% to $419.0 million. Sales decreased in the Famous Footwear segment by $1.3 million, or 0.2%, and in the Naturalizer Retail segment by $7.1 million, or 4.7%, substantially offsetting Wholesale's increase. Same-store sales decreased 2.5% at Famous Footwear and 4.9% in the Canadian Naturalizer stores, and increased 1.3% in the domestic Naturalizer stores.

Consolidated gross profit as a percent of sales for the nine months of 2003 increased to 41.3% from 40.1% for the same period last year. This increase was primarily due to higher margins at the Company's Famous Footwear and Wholesale segments. The gross profit rate in the Naturalizer Retail segment declined from last year primarily due to higher markdowns in the Canadian stores.

Selling and administrative expenses for the first nine months of 2003, which include warehousing and distribution costs of $37.9 million ($38.8 million in 2002), increased $13.5 million to 36.6% from 35.8% as a percent of sales for the same period last year. This increase reflects approximately $1.6 million in increased spending for marketing, $3.9 million for selling and product development to support the further building of the Company's brands and licenses, $6.5 million of higher store operating costs primarily related to larger and remodeled stores in the Famous Footwear segment and higher general and administrative costs of $2.4 million.

Consolidated operating earnings for the first nine months of 2003 of $66.4 million, or 4.7% of sales, were 12.0% above the $59.3 million, or 4.3% of sales, for the same period last year, as the effect of higher gross profit rates were partially offset by higher selling and administrative expenses.

The decrease in interest expense of $1.8 million was a result of lower average borrowings outstanding.

The consolidated tax rate was 29.3% of pre-tax earnings for the first nine months of 2003 compared to 28.4% last year. The increase in the rate reflects a higher percentage of earnings being generated by domestic operations with higher tax rates.

Net earnings of $41.8 million for the first nine months of 2003 were 16.6% higher than net earnings of $35.8 million for the first nine months of 2002. Diluted earnings per share were $2.25 for the first nine months of 2003 compared to $2.01 in the first nine months of 2002, an increase of 11.9%. The percentage change in earnings per share is less than the percentage change in net earnings as a result of an increase in the number of outstanding shares and a greater dilutive effect of outstanding stock options in 2003.

Famous Footwear

Sales at Famous Footwear for the first nine months of 2003 decreased 0.2%, or $1.3 million, from the first nine months of last year to $831.6 million. This decrease reflects a 2.5% decrease in same-store sales, or $19.2 million, offset by a net $17.9 million of sales from new stores, net of closures.

Gross profit as a percent of sales increased 2.2% from 42.2% in the first nine months of last year to 44.4% this year. The improvement, as a percent of sales, principally reflects a 1.8% increase from higher initial markups, a 0.2% decrease in shrinkage, and a 0.2% decrease in the markdown provision.

Selling and administrative expenses for the first nine months of 2003 were $322.8 million, an increase of $10.9 million or 3.5% from the prior year. As a percent of sales, such costs were 38.8% in 2003 compared to 37.4% last year, an increase of 1.4%, principally from a 0.8% increase in retail facilities costs, a 0.2% increase in marketing costs and a 0.5% increase in merchandising and administrative expenses.

The effect of higher margins was greater than the increase in selling and administrative expenses, resulting in an increase in operating earnings for the first nine months of 2003 of 16.6% to $46.9 million. As a percent of sales, operating earnings were 5.6% in 2003 compared to 4.8% in 2002.

During the first nine months of fiscal 2003, Famous opened 51 stores and closed 61, ending the first nine months with 908 stores, compared with 922 stores at the end of the first nine months last year.

Wholesale Operations

The Company's Wholesale operations' net sales for the first nine months of 2003 increased 3.7% to $419.0 million from the same period last year. This increase included a 25.7% increase in LifeStride and a 31.0% increase in the men's and athletic footwear group, partially offset by declines in the women's private label and children's divisions. The Naturalizer brand was even with last year's sales.

Gross profit increased to 32.9% as a percent of sales for the first nine months of 2003 from 32.0% last year, primarily due to higher margins on the Company's branded and licensed product sales.

Selling and administrative expenses increased $4.2 million. As a percent of sales, such expenses were 23.1% this year compared to 23.0% last year, an increase of 0.1%. This increase is principally due to a 0.9% increase in costs in the selling, product development and merchandising areas as new positions were added, partially offset by lower administrative and sourcing costs of 0.6%.

Operating earnings for the first nine months of 2003 of $41.0 million were 11.0% higher than the same period last year as the effect of higher sales and gross profit rates were partially offset by higher expenses.

Naturalizer Retail

In the Company's Naturalizer Retail operations, net sales decreased 4.7% to $142.3 million in the first nine months of 2003 compared to $149.4 million in the same period last year. The decrease of $7.1 million was due to a $11.3 million decline from fewer stores open than last year, a net $1.1 million decrease in same-store sales (1.3% gain in the United States stores and a 4.9% decrease in the Canadian stores), partially offset by a $5.3 million increase from the effect of changes in the Canadian exchange rate.

Gross profit as a percent of sales of 47.7% in the first nine months of 2003 was 1.5% below last year's level of 49.2%. The decrease was principally due to higher markdowns, which were necessary to clear seasonal merchandise, particularly in the Canadian stores.

Selling and administrative expenses decreased $2.9 million in the first nine months due to fewer stores. As a percent of sales, such expenses were 49.5% in the first nine months of 2003, up 0.5% from last year's 49.0%. The increase principally reflects a 0.9% increase in retail facilities costs and 0.2% in higher warehousing costs, partially offset by a 0.6% decrease in merchandising and administrative costs.

As a result of the lower sales and margins, an operating loss of $2.5 million was incurred in the first nine months of 2003 compared to operating earnings of $0.2 million for the same period in 2002.

During the first nine months of 2003, 2 stores were opened and 9 were closed in the United States, resulting in 210 stores open as of November 1, 2003, compared to 232 at the same time last year. In Canada, 2 stores were opened and 1 was closed, resulting in 173 stores open this year compared to 172 at the same time last year.

Other Segment

For the first nine months of 2003, the Other segment's net sales increased to $5.4 million from $3.2 million for the comparable period last year, reflecting higher e-commerce sales at Shoes.com Inc. Shoes.com's operating loss of $0.5 million declined in 2003 from the $0.9 million loss incurred in the first nine months of 2002. Unallocated Corporate administrative and other expenses increased $1.3 million, or 6.9%, in the first nine months of 2003, principally due to higher salaries, benefits, and incentive plan costs of $3.5 million, partially offset by lower remediation costs of $1.1 million and consulting costs of $1.6 million.

Liquidity and Capital Resources

A summary of key financial data and ratios at the dates indicated is as follows:
	November 1, 2003	November 2, 2002	February 1, 2003

Working Capital (millions)	$283.3	$238.1	$243.8

Current Ratio	2.2:1	1.9:1	1.9:1

Total Debt as a Percentage of Total Capitalization	25.8%	35.8%	34.0%

Cash provided from operating activities for the first nine months of fiscal 2003 was $75.6 million, compared to $87.2 million for the same period last year.

At November 1, 2003, receivables were $64.5 million, a decrease of $0.9 million from the level at November 2, 2002, reflecting substantially flat Wholesale sales in the third quarter of 2003.

Inventories, substantially all of which were finished goods in all periods, of $376.6 million at November 1, 2003 were $4.8 million or 1.3% lower than at the same time in 2002 but $68.5 million or 15.4% lower than the level as of November 3, 2001. The significant decrease achieved in fiscal 2002 was part of the Company's initiative to reduce inventories and improve "freshness and velocity." This program is continuing and is a significant factor in the improved gross profit rates being achieved, particularly at Famous Footwear.

Additions to property and equipment of $21.7 million for the first nine months of 2003 were $6.6 million higher than additions of $15.1 million in the first nine months of 2002. This increase primarily relates to the major store remodel initiative started by Famous Footwear in the fourth quarter of 2002 and ending in the second quarter of 2003. Approximately 70% of the 2003 capital expenditures relate to the Famous Footwear division, primarily for new stores and remodels of existing stores. The remaining expenditures were primarily for new and remodeled stores at the Company's domestic and Canadian Naturalizer stores. Depreciation and amortization expense was $19.7 million in the nine months of 2003 compared to $17.8 million for the same period last year.

The Company's total outstanding debt at November 1, 2003 was $119.5 million, which is $41.0 million lower than at the same time last year. At November 1, 2003, $16.0 million was borrowed and $17.0 million of letters of credit were outstanding under the Company's revolving bank Credit Agreement, which leaves additional borrowing availability of approximately $145 million. Total debt as a percentage of total capitalization is calculated by dividing total debt by the sum of total debt plus shareholders' equity. The decrease in the ratio at November 1, 2003 to 25.8% compared to 34.0% at the end of fiscal 2002 and 35.8% at November 2, 2002 was due to the decrease in outstanding debt and increases in shareholders' equity.

In the fourth quarter of fiscal 2003, the Company plans to prepay its Industrial Revenue Bonds capital lease obligations of $3.5 million. Accordingly, this capital lease obligation was classified as a current liability as of the end of the third quarter of 2003.

In May 2000, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 2 million shares of the Company's outstanding common stock. In the first nine months of fiscal 2003, no shares were purchased under this authorization. Since the inception of this program, the Company has repurchased 928,900 shares for approximately $11.3 million.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) general economic conditions and the consumer's preferences and purchasing patterns, which may be influenced by consumers' disposable income; (ii) the uncertainties of currently pending litigation; (iii) intense competition within the footwear industry; and (iv) and political and economic conditions or other threats to continued and uninterrupted flow of inventory from Brazil and China, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory. In Item 1 of the Company's fiscal 2002 Annual Report on Form 10-K, detailed risk factors that could cause variations in results to occur are listed and further described. Such description is incorporated herein by reference.

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

As of November 1, 2003, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting during the quarter ended November 1, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that while the Company's management, including the Chief Executive Officer and Chief Financial Officer, believes the Company's disclosure controls and procedures provide a reasonable level of assurance, they do not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has been remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned property in Denver, Colorado and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at and near the property. In March 2000, a class-action lawsuit related to this Colorado site was filed in Colorado State Court against the Company, and a prior operator at the site. Plaintiffs alleged claims for trespass, nuisance, strict liability, negligence and exemplary damages arising from the alleged release of solvents that had contaminated the groundwater and indoor air in the areas adjacent to and near the site and were seeking damages in excess of $380 million for diminution in property values, remediation damages, loss of use and enjoyment, annoyance and discomfort, and punitive damages.

On December 8, 2003, a Colorado State Court jury found the Company partially responsible for alleged environmental impacts on the neighborhood and entered a verdict against the Company of $1.0 million for loss of use and enjoyment and annoyance and discomfort.

In connection with this lawsuit, the court held hearings on motions filed by plaintiffs and the co-defendant seeking various sanctions against the Company alleging certain improper discovery practices. Rulings on such hearings are pending. The Company is not able to assess or estimate a loss, or range of loss, if any, or the ultimate outcome of such hearings, but it does not believe these proceedings will have a material adverse affect on the Company's financial position.

There have been no material developments during the quarter ended November 1, 2003 in any other legal proceedings described in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

Item 6 - Exhibits and Reports on Form 8-K

(a)	(3)	(i)	Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
		(ii)	Bylaws of the Company as amended through December 4, 2003, filed herewith.
	(31.1)		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.2)		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32.1)		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:

The Company filed a current report on Form 8-K dated August 19, 2003 furnishing information under Item 9, which announced the Company's second quarter results for fiscal 2003.

The Company filed a current report on Form 8-K dated September 23, 2003 furnishing information under Item 9, which announced that members of its executive management team would be speaking with financial analysts during the "Sidoti West Coast Emerging Growth Institutional Investor Forum" on September 23, 2003 and the Wells Fargo Securities Consumer Conference on September 25, 2003.

The Company filed a current report on Form 8-K dated November 6, 2003 furnishing information under Item 9, which announced October retail sales and confirmed earnings guidance for third quarter and full year.

The Company filed a current report on Form 8-K dated November 19, 2003 furnishing information under Item 9, which announced the Company's third quarter results for fiscal 2003 and certain forward-looking guidance.

The Company filed a current report on Form 8-K dated December 8, 2003 furnishing information under Item 9, which announced that members of its executive management team would be speaking with financial analysts during the "FFANY" footwear show in New York City on December 8 - 10, 2003.

The Company filed a current report on Form 8-K dated December 9, 2003 furnishing information under Item 9, which announced its plans to close its Perth, Ontario manufacturing facility by early March 2004.

The Company filed a current report on Form 8-K dated December 9, 2003 furnishing information under Item 9, which announced a jury verdict in the class-action lawsuit related to environmental impacts in a neighborhood near a former Company plant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: December 15, 2003	/s/ Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer On Behalf of the Corporation as the Principal Financial Officer