Form 10-Q/A
period 2003-11-01
BROWN SHOE CO INC
filed 2003-12-22
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed solely to correct an error in Item 2 of Part I. The Company previously reported in the "Liquidity and Capital Resources" section of Item 2 of Part I that, at November 1, 2003, $16.0 million was borrowed under the Company's revolving bank Credit Agreement. That amount should have been reported as $116.0 million.

This change does not affect any of the amounts previously reported in the Company's Condensed Consolidated Balance Sheets, Statements of Earnings or Statements of Cash Flows included in the original filing of the Form 10-Q on December 15, 2003.

This report continues to speak as of the date of the original filing of the Form 10-Q on December 15, 2003, and the Company has not updated the disclosures in this report to speak as of a later date or to reflect subsequent results, events, or developments. Item 2 of Part I appears below with the appropriate figure.

For the purposes of complying with Section 302 of the Sarbanes-Oxley Act of 2002, the Company has also included Item 4 of Part I and Item 6 of Part II.

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

The Company's total outstanding debt at November 1, 2003 was $119.5 million, which is $41.0 million lower than at the same time last year. At November 1, 2003, $116.0 million was borrowed and $17.0 million of letters of credit were outstanding under the Company's revolving bank Credit Agreement, which leaves additional borrowing availability of approximately $145 million. Total debt as a percentage of total capitalization is calculated by dividing total debt by the sum of total debt plus shareholders' equity. The decrease in the ratio at November 1, 2003 to 25.8% compared to 34.0% at the end of fiscal 2002 and 35.8% at November 2, 2002 was due to the decrease in outstanding debt and increases in shareholders' equity.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)	(3)	(i)	Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
		(ii)	Bylaws of the Company as amended through December 4, 2003 incorporated herein by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 2003.
	(31.1)		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.2)		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference to Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 2003.

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

BROWN SHOE COMPANY, INC.

Date: December 22, 2003	/s/ Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer On Behalf of the Corporation as the Principal Financial Officer