Form 10-K
period 2004-01-31
BROWN SHOE CO INC
filed 2004-04-13
CIK 14707

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

FORM 10-K

United States Securities and Exchange Commission
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
Commission file number 1-2191

BROWN SHOE COMPANY, INC.

(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
(Address of principal executive offices)

(314) 854-4000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — par value $3.75 a share with Common Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑          No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 2, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $524.7 million.

As of February 28, 2004, 18,085,089 common shares were outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders to be held May 27, 2004 are incorporated by reference into Part III.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

PART I

ITEM 1	BUSINESS

Brown Shoe Company, Inc., founded in 1878 and incorporated in 1913, operates in the footwear industry. Current activities include the operation of retail shoe stores and the sourcing and marketing of footwear for women, men and children. Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school, Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

During 2003, categories of footwear sales were approximately 60% women’s, 27% men’s and 13% children’s. This composition has remained relatively constant over the past few years. Approximately 69% of 2003 footwear sales were made at retail compared to 69% in 2002 and 71% in 2001. See Note 6 of the consolidated financial statements for additional information regarding the Company’s business segments and financial information by geographic area.

We had approximately 11,600 full-time and part-time employees as of January 31, 2004. We employed approximately 120 employees engaged in the warehousing of footwear in the United States under a union contract, which will expire in September 2005. In Canada, we employed 13 warehousing employees under a union contract, which expires in October 2004. The Canadian manufacturing facility, which closed in March 2004, employed approximately 275 union employees.

Unless the context otherwise requires, “we”, “us”, “our” or “the Company” refers to the business of Brown Shoe Company, Inc. and its subsidiaries.

RETAIL OPERATIONS

Our retail operations at January 31, 2004 included 1,271 retail shoe stores in the United States and Canada. The number of our retail footwear stores at the end of each of the last three fiscal years is as follows:

	2003	2002	2001

Famous Footwear
Family footwear stores which feature a wide selection of brand-name, value-priced footwear; located in shopping centers, outlet malls and regional malls in the U.S., Puerto Rico and Guam. Includes stores operated under the Famous Footwear, Factory Brand Shoes, Supermarket of Shoes and Warehouse Shoes names	893	918	920
Naturalizer
Stores selling primarily the Naturalizer brand of women’s footwear; located in regional malls, shopping centers and outlet malls in the U.S. and Canada	362	373	440
F.X. LaSalle
Stores selling women’s and men’s better-grade footwear in major regional malls in Canada	16	16	16

Total	1,271	1,307	1,376

With many organizations operating retail shoe stores and departments, we compete in a highly fragmented market. Competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers and numerous independent retail operators of various sizes. Quality, customer service, store location, merchandise selection, advertising and pricing are important components of retail competition.

Famous Footwear

Famous Footwear, with 893 stores at the end of fiscal 2003 and sales of $1.1 billion in fiscal 2003, is America’s largest footwear chain selling branded value-priced footwear for the entire family, based on the number of stores it operates and sales volume compiled by the Company from published information of its direct competitors. We acquired Famous Footwear in 1981 as a 32-store chain and now also operate under such names as Factory Brand Shoes, Supermarket of Shoes and Warehouse Shoes.

Famous Footwear stores feature a wide selection of brand-name, value-priced athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, adidas, Reebok, K-Swiss, Aerosoles, Naturalizer, Brown Shoe, LifeStride, Mudd, Connie and Rockport. We work closely with our vendors to

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

provide our customers with fresh product and, in some cases, product exclusively designed for and available only in our stores.

Famous Footwear stores are located in strip shopping centers as well as outlet malls and regional malls in all 50 states, Puerto Rico and Guam. The breakdown by venue is as follows at the end of fiscal 2003 and 2002:

	January 31, 2004	February 1, 2003

Strip centers	522	535
Outlet malls	191	196
Regional malls	180	187

	893	918

The stores open at the end of fiscal 2003 averaged approximately 7,000 square feet compared to an average of 6,700 square feet for stores open at the end of fiscal 2002. Total square footage at the end of fiscal 2003 increased 0.9% to 6.2 million compared to the end of fiscal 2002. The increase in total square footage and in the average store size reflects the Company’s initiative to reposition a portion of Famous Footwear’s real estate portfolio by moving from 5,000- to 6,000-square-foot stores to approximately 8,000-square-foot stores in strip shopping centers. Plans are to open approximately 70 stores in fiscal 2004, while closing approximately 50 stores.

Sales per square foot were $172 in fiscal 2003, which is down 2.8% from $177 in fiscal 2002. This decrease reflects the same-store sales decline of 2.4% in fiscal 2003 and lower productivity per square foot in the new stores opened. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months.

Famous Footwear relies on allocation systems and processes that utilize allocation criteria, customer profiles and inventory data in an effort to ensure stores are adequately stocked with products and to differentiate the needs of each store based on location, customer profiles or other factors. Famous Footwear’s in-store point-of-sale systems provide detailed sales transaction data to the main office in Madison, Wisconsin, for daily analysis and update of the perpetual inventory and product allocation systems. These systems also are used for training employees and communicating between the stores and the main office.

In fiscal 2001, we embarked upon an initiative named IMPACT (Improved Performance and Competitive Transformation), which focused on reengineering the Famous Footwear buying, merchandising and allocation functions. We initiated new processes and recruited new talent in an effort to deliver fresher, more popular brands and styles to customers. This process starts with increased testing to identify emerging styles. As a result of this testing and knowledge, orders are placed closer to the selling season, and product is flowed through distribution centers and stores in smaller quantities and in more frequent intervals. The goal of this initiative is to have the right shoes at the right time for our customers, significantly increase inventory turns and reduce base inventories.

In fiscal 2002 and 2003, we achieved the objectives of this initiative. We significantly improved the aging of the inventory compared to the end of fiscal 2001 and improved inventory turns, and customers purchased more current season merchandise, which led to higher gross profit rates. We achieved reductions in the base level of inventories. The processes initiated as part of IMPACT continued to drive down inventory levels during 2003. At the end of fiscal 2003, inventories per square foot of retail space were 26% lower than they were 36 months earlier. With two distribution centers, located in Sun Prairie, Wisconsin, and Lebanon, Tennessee, Famous Footwear’s distribution systems allow for merchandise to be delivered to each store weekly or on a more frequent basis.

Famous Footwear’s marketing program includes newspaper, radio and television advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the consumer. Marketing and advertising programs are tailored on a region-by-region basis to reach target customers. Famous Footwear utilizes a database marketing program, which targets and rewards frequent customers with product discounts and other promotions. In addition, we time certain advertising campaigns to correspond to regional differences such as the important back-to-school season, which begins at various times throughout the country. In fiscal 2003, we spent approximately $32 million to communicate Famous Footwear’s philosophy: delivering to the customer the best value on quality, branded footwear.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Naturalizer

The Naturalizer retail stores are showcases for our flagship brand of women’s shoes. These stores are designed and merchandised to appeal to the Naturalizer customer, who is style- and comfort-conscious and who seeks quality and value in her footwear selections. In addition, the Company has repositioned its styles to focus on a younger, more active woman. The Naturalizer stores offer a selection of women’s footwear styles, including dress, casual, boots and sandals, primarily under the Naturalizer brand. The Naturalizer brand is one of North America’s leading women’s footwear brands, based on its market share in department stores as reported by the NPD Group/ NPD Fashionworld Point-of-Sale (hereafter “NPD Group, Inc.”), providing stylish, comfortable and quality footwear in a variety of patterns and sizes. Retail price points are typically between $50 and $60 per pair.

We operate 208 Naturalizer stores in the United States and 154 stores in Canada. Of the total 362 stores, 293 are located almost entirely in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. Sixty-nine are located in outlet malls and average approximately 2,600 square feet in size. Total square footage at the end of fiscal 2003 was 531,000 compared to 548,000 in fiscal 2002. Sales per square foot, using constant exchange rates for the Canadian dollar, were $301 in both fiscal 2003 and fiscal 2002.

In fiscal 2003, we opened 4 Naturalizer stores and closed 15. In fiscal 2002, we closed a total of 89 Naturalizer stores while opening 22. Most of these closings occurred under an initiative announced in late fiscal 2001 to close underperforming stores. We are planning to open approximately 16 new Naturalizer stores and close approximately 16 stores in 2004.

Marketing programs for the Naturalizer stores have complemented our Naturalizer brand advertising, building on the brand’s consumer recognition and reinforcing the brand’s added focus on style, comfort and quality. Naturalizer utilizes a database marketing program, which targets frequent customers primarily through catalogs, which are mailed four times per year and which display the brand’s current product. Customers can purchase the product in these catalogs from the Company’s stores, via the Internet at www.Naturalizer.com, or by telephone to our Consumer Services call center.

F.X. LaSalle

We operate 16 F.X. LaSalle retail stores, primarily in the Montreal, Canada market, that sell better-grade men’s and women’s branded and private-label footwear. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250 per pair. These stores average approximately 2,100 square feet. Sales per square foot were $314 in fiscal 2003 and $345 in fiscal 2002, using constant exchange rates for the Canadian dollar.

E-Commerce

We own a majority interest in Shoes.com, Inc., a multi-brand Internet e-tailing company. In addition, a FamousFootwear.com site operates as a Famous Footwear e-tailing store. These sites offer footwear and accessories to men, women and children that include Company branded and licensed footwear as well as footwear purchased from outside suppliers and certain merchandise that is sold in Famous Footwear stores.

We also operate Naturalizer.com, which offers substantially the same product selection to consumers as our domestic Naturalizer retail stores. This site functions as a retail outlet for the online consumer and serves as another brand-building vehicle for Naturalizer.

All of these e-commerce sites utilize our distribution network and information systems. Information on these Web sites does not constitute part of this report.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

WHOLESALE OPERATIONS

Our Wholesale operations design and market branded, licensed and private-label dress, casual and athletic footwear for women, men and children at a variety of price points to over 2,000 retailers, including department stores, mass merchandisers, national chains and independent retailers throughout the United States and Canada. The division is a resource for many of the nation’s largest retailers, including Wal-Mart, Payless ShoeSource, Target, The May Company, Federated, Dillard’s, Sak’s, Nordstrom, Meijer, Sears and Famous Footwear, as well as The Bay and Wal-Mart in Canada. We also sell product to a variety of international retail customers and certain distributors. The vast majority of the division’s customers also sell shoes purchased from competing footwear suppliers.

In fiscal 2003, the division provided its customers with approximately 72 million pairs of shoes. Substantially all of this footwear was imported through our Sourcing division, except for those pairs produced at the Company-owned manufacturing facility in Canada, which closed in March 2004.

Our sales force solicits wholesale orders for shoes and is generally responsible for managing our relationships with wholesale customers. We generally place orders as a result of these sales efforts before the shoes are sourced, with delivery generally within three to four months thereafter. We sell footwear to wholesale customers on both a first-cost and landed basis. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. We carry inventories of certain high-volume styles, particularly in the Naturalizer, LifeStride and Dr. Scholl’s lines, to allow prompt shipment on reorders.

In addition to orders placed through our sales force, the Wholesale division provides its retail customers the ability to check directly inventory of all wholesale product in our distribution centers, place orders and track expected product arrivals over its business-to-business Internet site, BrownShoeOnline.com. Approximately 900 retailers utilize this e-commerce tool. In addition, we provide these retailers with our “E-direct” system that allows them to sell out-of-stock product, which we then ship directly to the consumer’s home.

Our major owned brands include Naturalizer, LifeStride, Buster Brown, Connie, Fanfare and Brown Shoe. Each of our brands is targeted to a specific customer segment representing different styles and taste levels at different price points.

Introduced in 1927, Naturalizer is one of the nation’s leading women’s footwear brands and is our flagship brand. Naturalizer products emphasize relevant and up-to-date styling with quality, value, comfort and fit. Naturalizer footwear is sold in department stores, independent shoe stores and our Famous Footwear and Naturalizer retail stores. The brand has increased its market share from 4.7% in 2002 to 4.9% in 2003, representing the No. 3 market share position within department stores at January 31, 2004 as reported by the NPD Group, Inc.

LifeStride is a leading entry-level price point, women’s brand sold in department stores offering contemporary styling. LifeStride is focused on providing the consumer with “stylized casual” footwear at price points of $30 to $50 per pair. In 2003, the brand achieved a 2.1% department store market share, per the NPD Group, Inc., compared to 1.9% in 2002.

The Buster Brown brand of children’s footwear includes Buster Brown “classic” footwear offered to retailers including The May Company and Famous Footwear. We are capitalizing on the strength and recognition of the Buster Brown brand by marketing licensed and branded children’s footwear under the Buster Brown & Co. umbrella. We sell these products to mass merchandisers including Wal-Mart, Payless ShoeSource and Target. Licensed products include, among others, Barbie, Mary-Kate and Ashley, Spider-Man and Bob the Builder. The Buster Brown & Co. umbrella provides customers with the assurance that these licensed products contain the quality that they are accustomed to receiving from Buster Brown shoes.

Products sold under license agreements, which are generally for an initial term of two to three years and subject to renewal, were responsible for approximately 10%, 9% and 8% of consolidated sales in fiscal 2003, 2002 and 2001, respectively.

In addition to the above-mentioned children’s licenses, we have a long-term license agreement, which is renewable through 2014, to market the Dr. Scholl’s brand of affordable casual, athletic and work shoes for women and men

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

both in the United States and Canada. This footwear is primarily distributed through mass merchandisers. We also sell the Original Dr. Scholl’s Exercise Sandal and a related line of footwear under this license to department stores, national chains and independent retailers.

In 2001, our Wholesale division launched a collection of women’s shoes — Carlos by Carlos Santana — to major department stores. This footwear is being marketed under a license agreement with guitarist Carlos Santana, which is renewable through December 2006. This product represents our most fashion-forward line and is distributed in approximately 330 department store doors and 300 specialty stores.

We also have a license agreement, which is renewable through December 2009, for the HOT KISS label for junior footwear to complement the apparel line with the same name. This line is sold in several department stores and Famous Footwear.

In February 2004, we entered into an exclusive three-year license agreement, which is renewable through 2013, to design, source and market men’s, women’s and children’s footwear at wholesale under the Bass brand. We expect the license agreement to expand our footwear brand portfolio, greatly strengthen our offering in branded men’s footwear and provide an entry into the casual and outdoor categories.

We continue to build on and take advantage of the heritage and consumer recognition of our traditional brands. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail customers. In fiscal 2003, we spent approximately $16 million in advertising and marketing support primarily for our Naturalizer and LifeStride brands, primarily through cooperative advertising with our wholesale customers. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications.

At February 28, 2004, our wholesale operations had a backlog of unfilled orders of approximately $166 million, including approximately $16 million from the recently acquired Bass license, compared to $135 million on March 1, 2003. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at a particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and, in some cases, the timing of licensed product movie releases. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

The following is a listing of the brands and licensed products we sell:

Women’s	Men’s and Athletic	Children’s

AirStep
Bass(1)
Basswood
Bootalinos
b.u.m. equipment(2)
Carlos by Carlos Santana(3)
Connie
Connie Too
Dr. Scholl’s(4)
Eurosole
Eurostep
Exalt
Extremes by Naturalizer
Fanfares
F.X. LaSalle
FX
Francois Xavier Collection
Hot Kiss(5)
LifeStride
LS Studio
Marquise
Maserati
Naturalizer
NaturalSport
NightLife
Opale
Original Dr. Scholl’s(4)
TX Traction
Vision Comfort	Bass(1) Basswood Big Country Brown Shoe b.u.m. equipment(2) Dr. Scholl’s(4) F.X. LaSalle FX Francois Xavier Collection Natural Soul Regal TX Traction	Airborne
Astro Boy(6)
Baby Gund(7)
Barbie(8)
Bass(1)
Blue Jean Teddy(9)
Bob the Builder(10)
b.u.m. equipment(2)
Buster Brown
Cat In The Hat(11)
Chill Chasers by Buster Brown
Hamtaro(12)
Incredible Hulk(13)
Looney Tunes(14)
Mary-Kate and Ashley(15)
Miffy and Friends(16)
Mijos(17)
Mucha Lucha(14)
Original Dr. Scholl’s(4)
Red Goose
Spider-Man(13)
Spider-Man 2(18)
Spidey and Friends(13)
Spy Kids 3(19)
Super Baby(20)
Supergirl(20)
Superman(20)
Sweet Kids
T.R.E.A.T.S.
Yum Pop(21)

As denoted, these brands are used with permission from and, in most cases, are registered trademarks of:

(1) Phillips-Van Heusen Corporation
(2) BUM Equipment LLC
(3) Guts & Grace Records, Inc.
(4) Schering-Plough Healthcare Products, Inc.
(5) Hot Kiss, Inc.
(6) Adelaide Productions, Inc.
(7) Gund, Inc.
(8) Mattel, Inc.
(9) Springs Licensing Group, Inc.
(10) HIT Entertainment PLC
(11) Universal Studios Licensing LLP
(12) ShogaKuKan Productions (USA), Inc.	(13) Marvel Characters, Inc.
(14) Warners Bros. Consumer Products, a division of Time Warner
Entertainment Company, LP
(15) Dualstar Consumer Products, LLC
(16) Big Tent Entertainment LLC
(17) Gonzales Graphics
(18) Spider-Man Merchandising LP
(19) Dimension Films, a division of Miramax Film Corporation
(20) DC Comics, Warner Bros. Consumer Products, a division of
Time Warner Entertainment Company, LP
(21) Cosmic Debris Etc., Inc.

All other brands are owned by and, in most cases, are registered trademarks of Brown Shoe Company, Inc.

Brown Shoe Sourcing

The Brown Shoe Sourcing division sources substantially all of the footwear globally for our Wholesale division and Naturalizer Retail division and a portion of the footwear sold by Famous Footwear. The division, which in 2003 sourced 71.6 million pairs of shoes, has developed a global sourcing capability through its relationships with approximately 90 third-party independent footwear manufacturers and, in certain countries, utilizes an agent to facilitate and manage the development, production and shipment of product. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of our established relationships. We do not have contractual commitments with these suppliers.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

We have sourcing offices in Hong Kong, China, Brazil, Indonesia, Italy, Taiwan and Mexico. Our structure enables us to source footwear at various price levels from significant shoe manufacturing regions of the world. In 2003, more than 80% of the footwear we sourced was from manufacturing facilities in China. We believe we have the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of our foreign sourcing in 2003:

Country	Millions of Pairs

China	59.2
Brazil	10.1
Italy	1.2
Indonesia	0.7
All Other	0.4

Total	71.6

We monitor the quality of the components of our footwear products prior to production and inspect prototypes of each footwear product before production runs are commenced. We also perform random in-line quality control checks during production and before footwear leaves the manufacturing facility.

We maintain separate design teams for each of our brands. These teams are responsible for the creation and development of new product styles. Our designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. From a design center in Florence, Italy, we capture European influences like heel shapes and fabrics. Our Italian design center works closely with our line builders in the United States, who blend them with the latest U.S. fashion trends. When a new style is created, our designers work closely with independent footwear manufacturers to translate our designs into new footwear styles.

RISK FACTORS

Certain statements in this Form 10-K, as well as other statements made by us from time to time, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. The considerations listed below represent certain important factors we believe could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks (including those described in Item 7 — “Management’s Discussion and Analysis”) may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. We disclaim any intent or obligation to update these forward-looking statements.

Competition and Changes in Consumer Preferences

Competition is intense in the footwear industry. Certain of our competitors are larger and have substantially greater resources than we do. Our success depends upon our ability to remain competitive in the areas of style, price and quality, among others, and in part on our ability to anticipate and respond to changing merchandise and fashion trends and consumer preferences and demands in a timely manner.

Furthermore, consumer preferences and purchasing patterns may be influenced by consumers’ disposable income. Consequently, the success of our operations may depend to a significant extent upon a number of factors affecting disposable income, including general economic conditions and factors such as employment, business conditions, consumer confidence, interest rates and taxation.

Reliance on Foreign Sources of Production

General

We rely entirely on broad-based foreign sourcing for our footwear products. We source footwear products from independent third-party manufacturing facilities located in China and Brazil and to a lesser extent from Indonesia, Italy and Mexico. Typically, we are a major customer of these third-party manufacturing facilities. We believe our relationships with such third-party manufacturing facilities provide us with a competitive advantage; thus, our future results will partly depend on maintaining our close working relationships with our principal manufacturers.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

As is common in the industry, we do not have any long-term contracts with our independent third-party foreign manufacturers. We cannot ensure that we will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, failure to meet production deadlines or increases in manufacturing costs. Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies.

Further, our products depend on the availability of leather. Any significant shortage of quantities or increases in leather costs could have a material adverse effect on our business and results of operations.

China

We rely heavily on manufacturing facilities located in China. Historically, the trade relationship between the United States and China has not had a material adverse effect on our business, financial condition or results of operations. There have been, however, and may in the future be, threats to the trade relationships between the United States and China, including threats by the United States to limit trade relations with China. There can be no assurance the trade relationship between the United States and China will not worsen, and if it does worsen, there can be no assurance our business, financial condition or results of operations will not be materially adversely affected thereby. Further, we cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although we believe we could find alternative manufacturing sources for those products we currently source from China through our existing relationships with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity would have a material adverse effect on the Company.

Currency

Although we purchase products from certain foreign manufacturers in United States dollars and otherwise engage in foreign currency hedging transactions, we cannot ensure that we will not experience cost variations with respect to exchange rate changes. We cannot predict whether additional United States or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of non-domestically produced products in the future or what effect such actions could have on our business, financial condition or results of operations.

Customer Concentration

Our wholesale customers include department stores and mass merchandisers. Several of our customers control more than one department store and/or mass merchandiser chain. While we believe purchasing decisions in many cases are made independently by each department store or mass merchandiser chain under such common ownership, a decision by the controlling owner of a group of department stores and/or mass merchandisers or any other significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

In addition, the retail industry has periodically experienced consolidation and other ownership changes, and in the future, our wholesale customers may consolidate, restructure, reorganize or realign, any of which could decrease the number of stores that carry our products.

Intellectual Property Risks

Licenses

The success of our Wholesale division has to date been due, in part, to our ability to attract and retain licensors which have strong, well-recognized brands and trademarks. Our license agreements are generally for an initial term of two to three years, subject to renewal, but even where we have longer-term licenses or has an option to renew a license, such license is dependent upon us achieving certain results in marketing the licensed material. While we believe our relationships with our existing licensors are good and we believe we will generally be able to renew our existing licenses and obtain new licenses in the future, there can be no assurance we will be able to renew our current licenses or obtain new licenses to replace lost licenses. In addition, certain of our license agreements are not exclusive, and new or existing competitors may obtain similar licenses.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Trademarks

We believe that our trademarks and trade names are important to our business and are generally sufficient to permit us to carry on our business as presently conducted and planned. We cannot, however, know whether we will be able to secure protection for our intellectual property in the future or if that protection will be adequate for future operations. Further, we face the risk of ineffective protection of intellectual property rights in jurisdictions where we source and distribute our products. We also cannot be certain that our activities do not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability.

Dependence on Major Branded Suppliers

Our Famous Footwear retail chain purchases a substantial portion of our footwear products from major branded suppliers. While we believe our relationships with our current suppliers is good, the loss of any of our major suppliers or product developed exclusively for Famous Footwear could have a material adverse effect on our business, financial condition or results of operations. As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of Famous Footwear to obtain product from its suppliers on a timely basis and on acceptable terms.

Litigation and Other Regulatory Proceedings

We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require that we devote substantial resources and executive time to defend the Company.

AVAILABLE INFORMATION

Our Internet address is www.brownshoe.com. Our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our Web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, through our Internet Web site as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. You may access these SEC filings via the hyperlink to a third-party SEC filings Web site that we provide on our Web site.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2004.

Name	Age	Current Position

Ronald A. Fromm	53	Chairman of the Board and Chief Executive Officer

Byron D. Norfleet	42	President, Naturalizer Division

Michael I. Oberlander	35	Vice President, General Counsel and Corporate Secretary

Gary M. Rich	53	President, Brown Shoe Wholesale Division

Andrew M. Rosen	53	Senior Vice President, Chief Financial Officer and Treasurer

Richard C. Schumacher	56	Senior Vice President and Chief Accounting Officer

David H. Schwartz	58	Chief Administrative Officer and President, Brown Shoe International Division

Diane M. Sullivan	48	President

Joseph W. Wood	56	President, Famous Footwear Division

The period of service of each officer in the positions listed and other business experience are set forth below.

Ronald A. Fromm, Chairman of the Board and Chief Executive Officer of the Company since January 2004. Chairman of the Board, President and Chief Executive Officer of the Company from January 1999 to December 2003. Vice President of the Company from April 1998 to January 1999. Executive Vice President, Famous Footwear from September 1992 to March 1998.

Byron D. Norfleet, President, Naturalizer Division since August 2000. Senior Vice President and General Manager, Naturalizer Retail from July 1998 to August 2000. Series of management positions with Genesco, Inc. from 1984 through 1998, most recently as Vice President — Jarman Lease.

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

David H. Schwartz, Chief Administrative Officer since March 2004, Chief Operating Officer from March 2002 to March 2004, and President, Brown Shoe International since August 2000. President, Brown Sourcing from February 1996 to August 2000.

Diane M. Sullivan, President, Brown Shoe Company, Inc. since January 2004. Vice Chairman of the Footwear Group of Phillips-Van Heusen, September 2001 to December 2003. Series of management positions with Stride Rite Corporation, from April 1995 to September 2001, most recently as President and Chief Operating Officer.

Joseph W. Wood, President, Famous Footwear since January 2002. Executive Vice President — Merchandise for Finish Line chain of athletic footwear stores from April 2000 to December 2001. Senior Vice President — Merchandise and Marketing for Finish Line from March 1992 to April 2000.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

ITEM 2	PROPERTIES

We own our principal executive, sales and administrative offices in Clayton (St. Louis), Missouri. The Famous Footwear division operates from a leased office building in Madison, Wisconsin. The Canadian wholesale division operates from an owned office building in Perth, Ontario, and the retail division from leased office space in Laval, Quebec. A leased sales office and showroom is maintained in New York, New York.

Most of the footwear sold through our domestic wholesale divisions is processed through two Company-owned distribution centers in Sikeston, Missouri, and Fredericktown, Missouri, which have 720,000 and 465,000 square feet, including mezzanine levels, respectively. As a result of the acquisition of the Bass license and inventory and anticipated growth in our landed business, we expect we will need to expand our wholesale warehousing capacity in 2004. In fiscal 2003, we operated one manufacturing facility and a 150,000-square-foot distribution facility in Perth, Ontario. In March 2004, we closed the manufacturing facility located in Perth, Ontario. We own these Canadian facilities in addition to another Canadian manufacturing facility which was closed during 2002.

Our retail footwear operations are conducted throughout the United States, Canada, Puerto Rico and Guam and involve the operation of 1,271 shoe stores, including 170 in Canada. All store locations are leased, with approximately one-half having renewal options. Famous Footwear operates a leased 750,000-square-foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin, and a leased 800,000-square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee. Our Canadian retailing division operates a leased 21,000-square-foot distribution center, which is adjacent to the division’s office in Laval, Quebec.

Our Brown Shoe Sourcing division leases office space in Hong Kong, China, Taiwan, Italy, Indonesia and Mexico. We have entered into a lease for a new office and sample-making facility in China, which will be occupied and begin operations in mid-2004.

We also own a building in Denver, Colorado, which is leased to a third party, and land in New York. See Item 3, “Legal Proceedings,” for further discussion of these properties.

ITEM 3	LEGAL PROCEEDINGS

We are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial position.

We are involved in environmental remediation and ongoing compliance activities at several sites. We are remediating, under the oversight of Colorado authorities, contamination at and beneath our owned facility in Colorado (also known as the “Redfield” site) and groundwater and indoor air in residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the site and surrounding facilities. During fiscal 2003, 2002 and 2001, we incurred charges of $0.8 million, $4.1 million and $1.4 million, respectively, related to this remediation.

In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above against one of our subsidiaries, a prior operator at the site and two individuals (the Antolovich class action). Plaintiffs, certain current and former residents living in an area adjacent to the Redfield site, alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents that are contaminating the groundwater and indoor air in certain areas adjacent to the site. In December 2003, a jury returned a verdict finding us negligent and awarding the class plaintiffs $1.0 million in damages. We have recorded this award along with the estimated cost of associated pretrial interest and the estimated costs of sanctions imposed on us by the court resulting from pretrial discovery disputes between the parties. We recorded a total pretax charge of $3.1 million for these matters in the fourth quarter of fiscal 2003 and carried an accrued liability for such amount at January 31, 2004. Several of these matters are still pending before the court, and the ultimate outcome and cost to us may vary.

We have also filed suit in Federal District Court in Denver against a number of former owner/operators of the Redfield site as well as surrounding businesses seeking recovery of amounts spent responding to the contamination at and around the Redfield site. We have reached settlement agreements with several of these defendants in this

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

action and currently anticipate the case will be tried against the remaining defendants in late 2004. We have also filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site. That case is not yet set for trial.

We have also filed suit against our insurance carriers seeking recovery of the costs incurred for investigation and remediation of the Redfield site, the damages awarded in the Antolovich class action and other relief. In prior years, we recorded an anticipated recovery of $4.5 million for remediation costs. We believe insurance coverage in place entitles us to reimbursement for more than the recovery recorded. While the insurance companies are contesting their indemnity obligations, we believe the recorded recovery is supported by the fact that the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurance companies have made offers to settle the claim. We are unable to estimate the ultimate recovery from our insurers, but are pursuing resolution of our claims.

We have completed our remediation efforts at our closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 20 years. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills.

Based on information currently available, we had an accrued liability of $10.4 million as of January 31, 2004 to complete the cleanup, maintenance and monitoring at all sites. The ultimate cost may vary.

While we currently do not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (the “NYSE”) and the Chicago Stock Exchange (the “CSE”) under the trading symbol “BWS.” As of January 31, 2004, the Company has approximately 4,800 stockholders of record. The following table sets forth for each fiscal quarter during 2003 and 2002 the high and low sales prices per share of common stock as reported on the NYSE and the dividends paid.

	2003			2002

			Dividends			Dividends
	Low	High	Paid	Low	High	Paid

1st Quarter	$25.10	$30.36	$0.10	$14.81	$21.36	$0.10

2nd Quarter	25.00	31.75	0.10	19.20	28.10	0.10

3rd Quarter	28.30	36.25	0.10	13.80	22.45	0.10

4th Quarter	31.85	39.73	0.10	19.66	29.39	0.10

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

ITEM 6	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report.

	2003	2002	2001	2000	1999
($ thousands, except per share amounts)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)

Operations:
Net sales	$1,832,108	$1,841,443	$1,755,848	$1,684,859	$1,594,131
Cost of goods sold	1,073,442	1,100,654	1,089,549	1,002,727	967,161

Gross profit	758,666	740,789	666,299	682,132	626,970

Selling and administrative expenses	681,585	667,456	653,063	613,197	559,740
Provision for environmental litigation costs	3,107	—	—	—	—

Operating earnings	73,974	73,333	13,236	68,935	67,230
Interest expense	9,781	12,236	20,240	18,823	17,349
Interest income	(462)	(402)	(1,329)	(2,245)	(1,884)
Loss on early redemption of debt	—	—	7,556	—	—

Earnings (loss) before income taxes	64,655	61,499	(13,231)	52,357	51,765
Income tax (provision) benefit	(17,761)	(16,327)	9,269	(15,992)	(16,264)

Net earnings (loss)	$46,894	$45,172	$(3,962)	$36,365	$35,501

Returns From Operations:
Return on net sales	2.6%	2.5%	(0.2)%	2.2%	2.2%
Return on beginning shareholders’ equity	15.8%	17.6%	(1.5)%	14.5%	16.3%
Return on average invested capital(1)	9.7%	9.8%	(0.8)%	7.5%	7.9%
Dividends Paid	$7,163	$7,044	$6,988	$7,202	$7,295
Capital Expenditures	$29,467	$25,648	$26,319	$30,528	$28,688

Per Common Share:
Basic net earnings (loss)	$2.65	$2.60	$(0.23)	$2.06	$1.99
Diluted net earnings (loss)	2.52	2.52	(0.23)	2.04	1.96
Dividends paid	0.40	0.40	0.40	0.40	0.40
Ending shareholders’ equity	19.65	16.77	14.68	15.46	13.69

Financial Position:
Receivables	$81,930	$82,486	$68,305	$64,403	$68,236
Inventories	376,210	392,584	396,227	427,830	365,989
Working capital	293,841	243,807	226,251	266,541	270,005
Property and equipment	85,548	84,813	85,746	90,605	84,600
Total assets	719,330	714,876	708,602	748,437	655,079
Long-term debt and capitalized lease obligations	100,000	103,493	123,491	152,037	162,034
Shareholders’ equity	355,128	296,607	256,656	269,972	249,945
Average common shares outstanding — basic	17,677	17,367	17,188	17,670	17,859
Average common shares outstanding — diluted	18,616	17,939	17,539	17,846	18,125

All data presented reflects the fiscal year ended on the Saturday nearest to January 31.

(1)	Return on average invested capital is calculated by dividing net earnings (loss) for the period by the average of each month-end invested capital balance during the year. Invested capital is defined as total shareholders’ equity plus debt obligations and other noncurrent liabilities.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Overall, fiscal 2003 was a good year for Brown Shoe Company, Inc. in a difficult retail environment. Net earnings and diluted earnings per share in both fiscal 2003 and 2002 were affected by special charges and recoveries.

In the following table, our fiscal 2003 and 2002 net earnings and net earnings per diluted share are provided both in accordance with generally accepted accounting principles (GAAP) and using certain non-GAAP financial measures by excluding certain charges and recoveries. These results are included as a complement to results provided in accordance with GAAP because management believes these non-GAAP financial measures help indicate underlying trends in our business and provide useful information to both management and investors by excluding certain items that are not indicative of our core operating results. Management utilizes these measures in various ways, including performance evaluations and for compensation purposes. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results.

	2003		2002

	Net	Diluted	Net	Diluted
($ millions, except EPS)	Earnings	EPS	Earnings	EPS

Total — GAAP basis	$46.9	$2.52	$45.2	$2.52
Special charges and (recoveries):
Canada factory closure	2.7	0.14
Environmental litigation	2.0	0.11
Naturalizer Retail excess store closing reserve			(0.5)	(0.03)
Excess severance reserve			(0.7)	(0.04)

	4.7	0.25	(1.2)	(0.07)

Total excluding special items	$51.6	$2.77	$44.0	$2.45

We are pleased with the 17% and 13% increase in net earnings and diluted earnings per share, respectively, excluding special items. The improved results reflect increased operating earnings at our two largest segments, Famous Footwear and Wholesale, and lower interest costs from a well-controlled balance sheet. At the same time, we invested in our future by improving our talent base, particularly in our merchandising and product development areas, embarking on a major new initiative to improve and streamline our supply chain systems, focusing on target customer marketing at Famous Footwear and beginning a remodeling program at the Famous Footwear stores. In addition, we are pleased to have Diane Sullivan join us as President. She brings to the Company a great deal of executive management experience in all aspects of the footwear business as well as a strong marketing background.

Following is a summary of the more significant factors affecting our results in 2003:

•	Famous Footwear achieved a 14.4% increase in its operating earnings to $53.0 million, as a result of higher gross profits and operating improvements in a number of areas. The improved gross profit reflects a fresher product mix, as inventories were clean throughout the year. Operating improvements included more focused marketing programs, a better product mix with more exclusive product from key vendors, reduced shrinkage costs and more efficient warehousing and distribution processes. Same-store sales, however, declined for the fourth consecutive year, and traffic into the stores declined. While retail competition in footwear remains intense, we are focused on reversing this trend and believe the new marketing programs and enhanced product mix provide the opportunity to do so.

•	The Wholesale segment’s operating earnings improved $1.2 million to $55.6 million, as a result of overall improved gross profit rates and strong operating earnings from the Naturalizer, LifeStride, and Men’s & Athletic businesses. These operating earnings include a special charge of $4.3 million taken to close our last remaining footwear manufacturing facility in Canada. Closing the facility and converting to totally imported footwear are expected to improve the operating results of the Canadian Wholesale operations in 2004. Our Naturalizer and LifeStride brands improved their department store market share positions. The Women’s private label and Children’s business had a down year due to difficulties at certain of their mass merchandiser customers.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

•	Our Naturalizer Retail segment had a disappointing year, both domestically and in Canada. The Canadian stores had a particularly difficult year as same-store sales declined 4.1%. In addition, significant markdowns were taken to clear Canadian-produced inventories and to transition to more fashionable imports, including a substantial mix of the U.S. product line. The domestic stores achieved a same-store sales gain of 1.1%, but results were still below expectations.

•	We continued to make progress on improving our financial position. We reduced debt by $33 million in fiscal 2003 following a reduction of $64 million in fiscal 2002, leaving a debt-to-total capital ratio of 25.2% at the end of fiscal 2003. This debt reduction provides the liquidity to invest and grow the business as opportunities arise.

•	The operating improvements of the last two years and the solid balance sheet have positioned us to grow. To that point, at the beginning of fiscal 2004, we entered into a license agreement with Phillips-Van Heusen Corporation for the Bass footwear brand. We purchased the on-hand inventory of this product for approximately $13 million and expect sales of approximately $60 million to $70 million in fiscal 2004. Due to transition and assimilation costs, particularly in early fiscal 2004, we expect this business to operate at substantially a breakeven level in fiscal 2004, but contribute positively to fiscal 2005 earnings.

Looking ahead, while much has been accomplished, we expect the retail environment will continue to be extremely competitive. We must achieve sales gains at all of our divisions, but particularly at Famous Footwear, to further increase our profitability in 2004. We believe the investments we have made and will continue to make in the business provide the foundation for a successful 2004 and beyond.

CONSOLIDATED RESULTS

	2003		2002		2001

		% of		% of		% of
($ millions)		Sales		Sales		Sales

Net sales	$1,832.1	100.0%	$1,841.4	100.0%	$1,755.8	100.0%
Cost of goods sold	1,073.4	58.6%	1,100.6	59.8%	1,089.5	62.1%

Gross profit	758.7	41.4%	740.8	40.2%	666.3	37.9%
Selling and administrative expenses	681.6	37.2%	667.5	36.2%	653.1	37.1%
Provision for environmental litigation costs	3.1	0.2%	—	0.0%	—	0.0%

Operating earnings	74.0	4.0%	73.3	4.0%	13.2	0.8%
Interest expense	9.8	0.5%	12.2	0.7%	20.2	1.2%
Interest income	(0.5)	0.0%	(0.4)	0.0%	(1.3)	0.0%
Loss on early redemption of debt	—	0.0%	—	0.0%	7.5	0.4%

Earnings (loss) before income taxes	64.7	3.5%	61.5	3.3%	(13.2)	(0.8)%
Income tax (provision) benefit	(17.8)	(0.9)%	(16.3)	(0.8)%	9.2	0.6%

Net earnings (loss)	$46.9	2.6%	$45.2	2.5%	$(4.0)	(0.2)%

Net Sales

Net sales decreased $9.3 million, or 0.5%, to $1,832.1 million in fiscal year 2003 and increased $85.6 million, or 4.9%, to $1,841.4 million in fiscal year 2002.

The decrease in net sales in 2003 compared to 2002 reflects lower sales of $1.6 million at Famous Footwear, $5.1 million at Wholesale and $6.2 million at Naturalizer Retail, partially offset by an increase in the Shoes.com e-commerce business of $3.6 million. Same-store sales declined 2.4% and 4.1% in the Famous Footwear and Canadian Naturalizer stores, respectively, and increased 1.1% in the domestic Naturalizer stores. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. This method avoids the distorting effect that grand opening sales have in the first month of operation. Relocated stores are treated as new stores. Closed stores are excluded from the calculation.

The increase in net sales in 2002 over 2001 reflects higher sales of $30.8 million at Famous Footwear, $63.1 million at Wholesale and $3.2 million in the Shoes.com e-commerce business, partially offset by an $11.5 million decrease at the Naturalizer Retail stores. Same-store sales declined 1.3% and 6.0% in the Famous Footwear and Canadian Naturalizer stores, respectively, and increased 4.3% in the domestic Naturalizer stores.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Gross Profit

Gross profit increased $17.9 million, or 2.4%, to $758.7 million in fiscal year 2003 and increased $74.5 million, or 11.2%, to $740.8 million in fiscal year 2002. As a percentage of sales, gross profit increased to 41.4% in fiscal year 2003 compared to 40.2% in fiscal year 2002 and 37.9% in fiscal year 2001. We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of sales, may not be comparable to other companies.

The increase in gross profit and the gross profit percentage in 2003 are due primarily to higher markups at Famous Footwear generated from a fresher mix of merchandise. Modest gross profit improvements within the Wholesale division were offset by declines in gross profit at the Naturalizer Retail division. Cost of goods sold for 2003 includes a special charge of $1.6 million (out of a total charge of $4.5 million) to liquidate inventory as we close our last Canadian factory in 2004.

The increase in the gross profit and gross profit percentage in 2002 primarily reflected improved gross profits at Famous Footwear as a result of improved inventory freshness and $20.1 million of special charges in 2001 related to closing Naturalizer stores and inventory reductions at Famous Footwear as described in Note 3 to the consolidated financial statements.

Selling and Administrative Expenses

Selling and administrative expenses, which include warehousing and distribution costs of $50.0 million in 2003, $51.1 million in 2002 and $53.1 million in 2001, increased $14.1 million, or 2.1%, to $681.6 million in fiscal year 2003 and increased $14.4 million, or 2.2%, to $667.5 million in fiscal year 2002. As a percent of net sales, selling and administrative expenses were 37.2%, 36.2% and 37.1% in fiscal years 2003, 2002 and 2001, respectively.

The increase in selling and administrative expenses in 2003 is primarily a result of a special charge of $2.9 million (out of a total charge of $4.5 million) to close the last Canadian factory, $9.9 million higher retail facilities costs and a $5.0 million increase in buying, merchandising and administrative costs.

The increase in selling and administrative expenses in 2002 is a result of increased costs at the new, larger Famous Footwear stores and higher incentive plan costs throughout the Company. Offsetting this increase were savings from the adoption of the shared-services platforms in the information systems, human resources and finance functions. Selling and administrative costs were also offset in 2002 by $1.2 million in recoveries of special charges, including those related to an excess severance reserve related to our new shared-services platform, and an excess reserve established to close Naturalizer retail stores, both of which we originally recorded during fiscal year 2001. As a percent of net sales, selling and administrative costs declined as 2002 sales growth outpaced growth in selling and administrative costs. Selling and administrative expenses in 2001 include $21.3 million of special charges as described in Note 3 to the consolidated financial statements.

Provision for Environmental Litigation Costs

We recorded a $3.1 million charge in 2003 related to our class action litigation related to the Redfield site in Denver, Colorado, and related costs, including the verdict, anticipated pretrial interest and sanction costs.

Interest Expense

Interest expense decreased $2.4 million to $9.8 million in fiscal year 2003 and decreased $8.0 million to $12.2 million in fiscal year 2002. The decreases reflect a reduction in debt obligations of $33.0 million during fiscal year 2003 and $63.8 million in 2002 and lower interest rates in both periods. Increased earnings and lower inventory levels have contributed to strong cash flows and lower average borrowings during both periods.

Income Tax Provision

Our consolidated effective tax rate in 2003 and 2002 was 27.5% and 26.5%, respectively, compared to a 70.1% tax benefit rate in 2001. We do not provide deferred taxes on unremitted foreign earnings, as it is our intention to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax-advantageous to do so. The 2003 and 2002 effective tax rate is below the federal statutory rate of 35%, because foreign earnings are subject to lower statutory tax rates. The 2001 effective tax rate reflects domestic losses tax-affected at the federal statutory rate and foreign earnings tax-affected at rates lower than the federal statutory rate. See Note 5 to the consolidated financial statements for further discussion.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Geographic Results

We have both domestic and international operations. Domestic operations include the wholesale distribution of footwear to numerous retail customers and the nationwide operation of the Famous Footwear and Naturalizer chains of footwear stores. Foreign operations primarily consist of wholesale sourcing operations in the Far East and wholesaling and other retailing operations in Canada. The Far East operations include “first-cost” transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign sales and pretax earnings were as follows:

	2003		2002		2001

		Pretax		Pretax		Pretax
		Earnings		Earnings		Earnings
($ millions)	Net Sales	(Loss)	Net Sales	(Loss)	Net Sales	(Loss)

Domestic	$1,500.9	$44.7	$1,494.5	$31.3	$1,429.6	$(42.9)
Foreign	331.2	20.0	346.9	30.2	326.2	29.7

	$1,832.1	$64.7	$1,841.4	$61.5	$1,755.8	$(13.2)

The pretax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

Foreign earnings declined in 2003 as compared to 2002 due to a reduction in first-cost sales and lower earnings in Canada, including the special charge to close the last Canadian manufacturing facility. Domestic earnings increased in 2003 as a result of increased earnings by Famous Footwear and domestic wholesale divisions as well as lower interest costs.

The domestic loss in 2001 included the pretax special charges of $49.0 million related to closing underperforming domestic Naturalizer stores, the write-down of inventory at Famous Footwear to improve inventory turns, severance costs related to our new shared-services platform, the write-off of goodwill related to Shoes.com, the write-off of debt issuance costs and call premium related to the early extinguishment of debt and certain management transition costs at our Famous Footwear division.

FAMOUS FOOTWEAR

	2003		2002		2001

		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales

Operating Results
Net sales	$1,073.6	100.0%	$1,075.2	100.0%	$1,044.4	100.0%
Cost of goods sold	593.6	55.3%	612.7	57.0%	636.5	60.9%

Gross profit	480.0	44.7%	462.5	43.0%	407.9	39.1%
Selling and administrative expenses	427.0	39.8%	416.2	38.7%	399.1	38.3%

Operating earnings	$53.0	4.9%	$46.3	4.3%	$8.8	0.8%

Key Metrics
Same-store sales % change	(2.4)%		(1.3)%		(5.7)%
Same-store sales $ change	$(24.3)		$(12.7)		$(54.4)
Sales from net new stores	$22.7		$43.5		$65.1
Sales per square foot	$172		$177		$183
Square footage (thousand sq. ft.)	6,216		6,163		5,942
Stores opened	57		53		66
Stores closed	82		55		71
Ending stores	893		918		920

Net Sales

Net sales decreased $1.6 million, or 0.1%, to $1,073.6 million in fiscal year 2003 and increased $30.8 million, or 2.9%, to $1,075.2 million in fiscal year 2002.

Famous Footwear’s lower sales reflect a decline in same-store sales of 2.4% and an average of 12 fewer stores open. The same-store sales decline is a result of lower store traffic. Same-store sales declined $24.3 million, partially offset

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

by net new stores, which provided $22.7 million in sales during 2003. Famous Footwear opened 57 stores and closed 82 during 2003, yet increased total square footage by 0.9%, to 6.2 million, reflecting the opening of larger-format stores. As a result of opening these larger stores and lower store traffic, sales per square foot declined 2.8%, to $172. However, the conversion rate (the percentage of customers making purchases) increased during 2003 compared to 2002, as a result of fresher inventory and an improved product mix.

Famous Footwear achieved record sales during fiscal 2002. The sales growth reflected sales from new stores of $43.5 million, partially offset by a decrease in same-store sales of 1.3%, or $12.7 million. The decline in same-store sales reflects lower traffic counts throughout most of the year, but the conversion rate increased over 2001. Sales per square foot were $177 in fiscal 2002, down 3.3% from $183 in 2001, consistent with the same-store sales decline and lower productivity of newly opened stores. During 2002, Famous Footwear opened 53 stores and closed 55. Total square footage increased by 3.7%, from 5.9 million to 6.2 million as a result of opening larger-format stores.

Gross Profit

During 2003, Famous Footwear continued to generate improvements in its gross profit as a percent of sales, due to disciplined operating and inventory management initiatives. Famous Footwear continued to benefit from initiatives to improve the freshness and velocity of inventory that began during fiscal 2001. The gross profit percentage increased to 44.7% during 2003 from 43.0% in 2002, or a difference of 1.7%. This gross profit improvement was driven by higher initial markups of 1.7% and a 0.2% improvement in inventory shrinkage, partially offset by higher markdowns of 0.4%.

During 2002, gross profit as a percent of sales increased to 43.0% from 39.1% in 2001, or a difference of 3.9%. This improvement is principally due to a 1.8% increase in initial markups, 0.4% lower shrinkage and 1.8% in reduced markdowns. In addition, 2001 gross profit included a $16 million special markdown charge to write down inventory and accelerate the clearance of older merchandise as part of our initiative to improve inventory turns and freshness. This initiative was successful, as inventories were substantially reduced in 2002 and inventory turns improved, as did the aging of the inventory.

Selling and Administrative Expenses

Selling and administrative expenses increased $10.8 million, or 2.6%, to $427.0 million during 2003 compared to $416.2 million in 2002. As a percent of sales, these costs increased to 39.8% in 2003 compared to 38.7% in 2002. This increase reflects a 0.8% increase in retail facilities costs, consistent with the larger format stores, a 0.3% increase in marketing costs and a 0.1% increase in administrative costs, reflecting increased costs of medical and other insurance, partially offset by a 0.1% reduction in warehousing and shipping costs and lower incentive plan costs.

Selling and administrative expenses increased $17.1 million, or 4.3%, to $416.2 million during 2002 compared to $399.1 million in 2001. As a percent of sales, these costs increased to 38.7% in 2002 compared to 38.3% in 2001. This increase is primarily due to a 0.5% increase in retail facilities costs, reflecting lower productivity in newer, larger stores and a 0.3% increase in administrative costs, reflecting higher incentive plan costs, offset by a decrease in warehousing and distribution costs of 0.4%, reflecting the effect of handling less inventory and improved inventory flow processes.

Operating Earnings

During 2003, Famous Footwear achieved operating earnings of $53.0 million, compared to $46.3 million in 2002, an increase of 14.4%. The improvement was driven by stronger gross profit as a percent of sales, partially offset by modest increases in operating costs.

During 2002, Famous Footwear achieved operating earnings of $46.3 million, compared to $8.8 million in 2001. The 2001 earnings include a charge of $16.0 million to write down inventory to accelerate the clearance of older merchandise and a $0.5 million charge for costs associated with transition to a new management team. The remaining improvement in operating earnings in 2002 reflected an improved gross profit rate generated by a better and more current mix of inventory.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

NATURALIZER RETAIL

	2003		2002		2001

		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales

Operating Results
Net sales	$189.2	100.0%	$195.4	100.0%	$206.9	100.0%
Cost of goods sold	98.9	52.3%	99.0	50.7%	109.9	53.1%

Gross profit	90.3	47.7%	96.4	49.3%	97.0	46.9%
Selling and administrative expenses	94.3	49.8%	95.0	48.6%	115.8	56.0%

Operating earnings (loss)	$(4.0)	(2.1)%	$1.4	0.7%	$(18.8)	(9.1)%

Key Metrics
Same-store sales % change — United States		1.1%		4.3%		3.8%
Same-store sales % change — Canada		(4.1)%		(6.0)%		6.3%
Same-store sales $ change		$(1.2)		$2.4		$8.2
Sales decline from net fewer stores		$(13.2)		$(13.8)		$(2.3)
Impact of changes in Canadian exchange rate on sales		$8.2		$(0.1)		$(2.5)
Sales per square foot		$318		$301		$290
Square footage (thousand sq. ft.)		572		582		676
Stores opened		4		22		26
Stores closed		15		89		51
Ending stores		378		389		456

Net Sales

Our Naturalizer Retail division operates stores throughout the United States and Canada, primarily under the Naturalizer and F.X. LaSalle names.

Net sales decreased $6.2 million, or 3.2%, to $189.2 million in fiscal year 2003 and decreased $11.5 million, or 5.6%, to $195.4 million in fiscal year 2002. The 2003 sales were below expectations and declined as a result of lower same-store sales in Canada and fewer stores open in the United States, partially offset by the effect of changes in the Canadian dollar exchange rate. Same-store sales decreased in Canada by 4.1%, but increased in the United States by 1.1%, led by sales at the division’s outlet stores. The Canadian stores’ sales declined as a result of a difficult retail climate and additional markdowns as efforts were begun to transition from a substantial inventory position in Canadian produced footwear to more fashionable imports. In 2003, the division opened 4 stores and closed 15 and operated 36 fewer average stores in 2003 than in 2002. The decline in the number of stores to 378 at the end of 2003, from 389 at the end of 2002 and 456 at the end of 2001, reflects the program to close a large number of underperforming domestic stores. Sales per square foot increased to $318 in 2003 from $301 in 2002 and $290 in 2001. However, using constant exchange rates for the Canadian stores’ sales, sales per square foot were flat in 2003 compared to 2002. Total square footage declined 1.7% to 0.6 million.

During 2002, Naturalizer Retail experienced lower sales primarily due to fewer stores open, partially offset by a 4.3% increase in same-store sales in the ongoing domestic stores, led by gains in the division’s outlet stores and catalog/ Internet business. Canadian same-store sales declined 6.0%. The division substantially completed its program to close 106 under-performing domestic stores near the end of 2002. During 2002, Naturalizer Retail opened 22 stores and closed 89, and square footage declined 13.9% to 0.6 million in 2002 from 0.7 million in 2001. Sales per square foot increased 3.8% to $301 in 2002 from $290 in 2001.

Gross Profit

Gross profit as a percent of sales decreased to 47.7% in 2003 from 49.3% in 2002, or a difference of 1.6%. This decline, as a percent of sales, is principally due to a 0.5% decline in initial markups, a 0.9% increase in markdowns, a 0.1% increase in inbound freight costs and a 0.1% increase in shrinkage. The increase in markdowns is principally a result of the transition from a substantial inventory position in Canadian produced footwear to imports.

Gross profit as a percent of sales increased to 49.3% in 2002 from 46.9% in 2001, or a difference of 2.4%. This improvement, as a percent of sales, is principally due to a 1.8% decrease in markdowns, a 0.3% improvement in shrinkage and a 0.3% improvement in initial markups. The decrease in markdowns in 2002 was primarily due to the

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

$4.1 million charge taken in 2001 associated with closing 97 underperforming stores and the reversal of $0.8 million of that charge in 2002 that was in excess of the amount necessary to complete the closings.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.7 million, or 0.8%, to $94.3 million during 2003 compared to $95.0 million in 2002. As a percent of sales, these costs increased to 49.8% in 2003 compared to 48.6% in 2002. This increase is primarily due to an increase in retail facilities costs of 1.4% combined with an increase in warehousing and shipping costs of 0.2%, partially offset by a reduction in merchandising and administrative costs of 0.5%. Selling and administrative expenses for 2003 include a special charge of $0.2 million related to the closing of our last Canadian manufacturing facility.

Selling and administrative expenses decreased $20.8 million, or 18.0%, to $95.0 million during 2002 compared to $115.8 million in 2001. As a percent of sales, these costs decreased to 48.6% in 2002 compared to 56.0% in 2001, or a decrease of 7.4%. Special charges of $12.7 million in 2001 accounted for approximately 6.1% of the 7.4% decrease. These charges were related to the planned closing of 97 underperforming stores: $8.3 million for lease buyouts, $4.1 million for fixed asset writeoffs and $0.3 million for employee severance. In 2002, $0.1 million of these costs were determined to be excess and were reversed to income. The remaining reduction in expenses of $8.0 million in 2002 compared to 2001 occurred throughout all expense categories reflecting the smaller store base.

Operating Earnings

Naturalizer stores incurred an operating loss of $4.0 million in 2003, compared to operating earnings of $1.4 million in 2002. This operating loss is primarily attributable to the reduced sales levels, driven principally by the Canadian stores, increased markdowns to transition to import footwear in Canada and lower than expected productivity in the domestic stores.

Operating earnings were $1.4 million in 2002, which included recovery of store closing charges taken in 2001 of $0.9 million. An operating loss of $18.8 million was incurred in 2001, which included charges to close 97 underperforming stores of $16.8 million.

WHOLESALE

	2003		2002		2001

		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales

Operating Results
Net sales	$561.3	100.0%	$566.4	100.0%	$503.3	100.0%
Cost of goods sold	377.2	67.2%	385.0	68.0%	339.9	67.5%

Gross profit	184.1	32.8%	181.4	32.0%	163.4	32.5%
Selling and administrative	128.5	22.9%	127.0	22.4%	112.2	22.3%

Operating earnings	$ 55.6	9.9%	$54.4	9.6%	$51.2	10.2%

Key Metrics
Unfilled order position at year-end	$153.3		$141.3		$121.9

Net Sales

Net sales decreased $5.1 million, or 0.9%, to $561.3 million in fiscal year 2003 and increased $63.1 million, or 12.5%, to $566.4 million in fiscal year 2002.

The 2003 sales decline was attributable to a decline in sales in the women’s private-label division and the children’s division, partially offset by gains in both the men’s and athletic division and the LifeStride division. In addition, the West Coast dock strike at the end of 2002 caused some customers to accelerate their orders of spring product prior to the end of fiscal year 2002. Also, reductions in purchases by a few major customers, as they worked to reduce their inventories, negatively impacted 2003 sales. Naturalizer sales declined slightly in 2003, reflecting the difficult retail environment, but the brand increased its department store market share to 4.9% in 2003 from 4.7% in 2002, per NPD Group, Inc. The LifeStride brand’s sales increased 17.5% in 2003, reflecting strong acceptance of its casual and dress footwear, and increased its department store market share to 2.1% in 2003 from 1.9% in 2002, per NPD Group, Inc. data.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

The 2002 sales gain was attributable to higher unit sales and was spread among almost all of the Wholesale branded, licensed and private-label divisions, including a 17.8% increase by the Naturalizer brand, which followed a 28.6% increase in 2001. The Naturalizer brand increased its market share among U.S. department stores and moved up to the third position in 2002 from the fourth position at the end of 2001 based on NPD Group, Inc. data. Sales gains also were achieved by LifeStride, Dr.Scholl’s-licensed, Children’s-licensed and Women’s private-label footwear. We also continued to build sales and broaden distribution of our Carlos by Carlos Santana and HOT KISS-licensed footwear.

Gross Profit

Gross profit as a percent of sales increased to 32.8% in 2003 from 32.0% in 2002, or a difference of 0.8%. The Wholesale division achieved a gross profit improvement of $2.7 million despite the slight decrease in sales. This increase is attributable to a higher mix of branded product sales and higher gross profits in both the branded and discount channels, partially offset by a lower gross profit percentage in the Canadian wholesale division and the charge of $1.6 million to write down unusable raw materials from the closing of our last Canadian factory in Perth, Ontario.

Gross profit as a percent of sales decreased to 32.0% in 2002 from 32.5% in 2001, or a difference of 0.5%. This decline principally reflects a lower gross profit percentage at our Canadian wholesale operations.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.5 million, or 1.1%, to $128.5 million during 2003 compared to $127.0 million in 2002. As a percent of sales, these costs increased to 22.9% in 2003 compared to 22.4% in 2002, or an increase of 0.5%. The increase was principally due to a special charge of $2.7 million to close the division’s last Canadian footwear manufacturing facility and additional investment in product development and sales talent, partially offset by a $1.4 million reduction in marketing costs, a $0.4 million reduction in warehousing and distribution costs and lower incentive plan costs.

Selling and administrative expenses increased $14.8 million, or 13.2%, to $127.0 million during 2002 compared to $112.2 million in 2001. As a percent of sales, these costs increased to 22.4% in 2002 compared to 22.3% in 2001, or an increase of 0.1%. The increase was principally due to higher incentive plan costs of $9.5 million, $0.9 million of costs to close a Canadian footwear manufacturing facility in Stirling, Ontario, $0.7 million of higher marketing costs and $0.9 million of higher warehousing and distribution costs.

Operating Earnings

Operating earnings for the Wholesale segment increased $1.2 million, or 2.3%, to $55.6 million for 2003 compared to $54.4 million for 2002. Operating earnings increased slightly despite a modest decline in sales as a result of improved gross profit percentages due to the greater mix of branded product sales and higher gross profit percentages in both the branded and discount channels, partially offset by the lower Canadian results.

Operating earnings for the Wholesale segment increased $3.2 million, or 6.3%, to $54.4 million for 2002 compared to $51.2 million for 2001. The increase in operating earnings was less than the 12.5% increase in sales due to higher incentive plan costs and lower results in the Canadian wholesale operations, which included the cost of closing one of its two footwear manufacturing facilities.

OTHER SEGMENT

The Other segment includes our majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, and unallocated corporate administrative and other costs.

Net Sales

Net sales of Shoes.com increased $3.6 million, or 81.8%, to $8.0 million in fiscal year 2003 and increased $3.3 million, or 300.0%, to $4.4 million in fiscal year 2002. The 2003 increase in net sales reflects strong sales growth due to increased Web site traffic and improved conversion rates. The 2002 increase in net sales reflects only a partial year of operation for 2001 and continued growth in 2002 due to increased Web site traffic.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Operating Earnings

The Shoes.com business generated an operating loss of $0.7 million in 2003, improving upon its $1.6 million operating loss in 2002. The improvement is primarily attributed to a $0.7 million impairment charge recorded in 2002 to reduce the value of the domain name intangible asset. In addition, the substantial growth in the Shoes.com business has resulted in better leveraging of fixed costs.

The Shoes.com business generated an operating loss of $1.6 million in 2002, improving upon its partial year $3.2 million operating loss in 2001. The 2001 operating loss included a $1.2 million charge to write off goodwill.

Other Corporate Expenses

Unallocated corporate administrative and other costs were $30.0 million, $27.2 million and $24.7 million in fiscal 2003, 2002 and 2001, respectively.

The 2001 expenses include a $3.0 million charge for severance costs related to the implementation of our new shared-services platform and a charge of $3.4 million for costs associated with the transition to new management at Famous Footwear which was primarily related to the retirement of the former President of this division.

The 2002 expenses are net of a recovery of $1.1 million of a severance charge taken in 2001. See Note 3 to the consolidated financial statements for further description of the charges and the related recovery. After consideration of these special items in 2001 and 2002, corporate expenses increased $10.0 million in 2002 compared to 2001. This increase reflects higher environmental costs in 2002 of $3.0 million, primarily related to our Redfield property in Denver, Colorado, as described in Note 14 to the consolidated financial statements, higher incentive plan costs of $3.3 million, higher salaries and benefits of $1.6 million, higher charitable contributions of $1.0 million and the non-recurrence of a $1.9 million gain on the sale of our aircraft in 2001, partially offset by $2.9 million of lower consulting costs, which were associated with the implementation of the shared-services platform.

The 2003 expenses include a $3.1 million charge for costs related to the class action litigation related to the Redfield site and related costs, including the verdict, anticipated pretrial interest and sanction costs. Removing the impact of the litigation charge in 2003 and the severance recovery in 2002, corporate expenses decreased $1.4 million in 2003 compared to 2002. This decrease is primarily attributable to lower environmental costs of $3.3 million, lower charitable contributions of $1.0 million and lower consulting costs of $0.8 million, partially offset by higher salaries of $1.5 million, higher legal fees of $0.4 million and higher recruiting costs of $0.4 million. Incentive plan costs were approximately the same as in fiscal 2002.

RESTRUCTURING INITIATIVES

Closure of Canadian Manufacturing Facility

In the fourth quarter of fiscal 2003, we made the decision to close our last Canadian footwear manufacturing factory and recorded a pretax charge of $4.5 million, the components of which were as follows:

•	Severance and benefit costs for approximately 300 factory employees — $2.3 million

•	Inventory markdowns to liquidate factory inventory — $1.6 million

•	Cost to buy out leases prior to their normal expiration date — $0.6 million

As of January 31, 2004, no spending has occurred against the factory closing charge. Of the $4.5 million charge, $1.6 million was reflected in cost of goods sold and $2.9 million was reflected in selling and administrative expenses. A tax benefit of $1.8 million was associated with this charge.

Closure of Underperforming Naturalizer Retail Stores

In the fourth quarter of fiscal 2001, we made the decision to close 97 underperforming Naturalizer retail stores in the United States and recorded a pretax charge of $16.8 million, the components of which were as follows:

•	Costs to buy out leases prior to their normal expiration date — $8.3 million

•	Inventory markdowns to liquidate quantities in closing stores — $4.1 million

•	Fixed asset write-downs to net realizable value — $4.1 million

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

•	Severance and benefit costs for employees terminated by the store closings — $0.3 million

During fiscal 2002, we decided to keep 4 of the originally identified stores open and to close an additional 13 stores. As a result, a total of 106 stores were included under this program. In the fourth quarter of fiscal 2002, we completed negotiations with landlords to buy out store leases and completed the closing of all but one store. An assessment of remaining reserve needs indicated $0.9 million of the originally established reserve was not needed, and we reversed it to income. In early fiscal 2003, we paid $0.4 million to landlords to complete all obligations.

Shared-Services Platform

Also in the fourth quarter of fiscal 2001, we recorded a charge of $3.5 million for severance costs related to the elimination of 117 positions as we moved to a new shared-services platform for our human resources, finance and information systems functions. As of February 1, 2003, we eliminated 88 positions, resulting in $2.1 million of the reserve being expended, with an additional $0.3 million remaining in the reserve paid out to certain of the terminated employees in fiscal 2003. Due to personnel attrition and transfers to other positions, we terminated fewer personnel than originally planned, leaving $1.1 million of the reserve as excess, which we reversed to income in the fourth quarter of fiscal 2002.

IMPACT OF INFLATION

The effects of inflation on our business and results of operations have been minor over the last several years, and we do not expect inflation to have a significant impact in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

			Increase/
($ millions)	January 31, 2004	February 1, 2003	(Decrease)

Notes payable	$ 19.5	$ 29.0	$ (9.5)
Long-term debt, including current maturities	100.0	123.5	(23.5)

Total short- and long-term debt	$119.5	$152.5	$(33.0)

In fiscal 2001, we completed a restructuring of our capital structure by entering into a new revolving credit agreement and redeeming our 9.5% $100 million notes that were outstanding. This restructuring provided us with increased financial flexibility and lower interest rates in fiscal 2002 and 2003. Interest expense decreased by $2.4 million and $8.0 million in fiscal years 2003 and 2002, respectively. This decrease reflects a combination of lower rates and lower borrowings.

In December 2001, we entered into a five-year $350 million secured revolving bank credit agreement with a syndicate of banks. The amount we may borrow under this agreement is referred to as Availability, which is based on a formula of eligible accounts receivable and eligible inventory, subject to certain adjustments, less outstanding borrowings and letters of credit. If Availability falls below a certain level, we would be required to reclassify all outstanding borrowings under the Revolving Credit Agreement to a current liability. In addition, certain covenants would be triggered if Availability were to fall below specified levels, including fixed charge coverage requirements if Availability falls below $35 million and default if Availability falls below $25 million. There are certain other restrictions and covenants in the agreement. Interest rates are based on LIBOR plus 2.00% to 2.75%, or 0.00% to 0.75% over the base rate, depending on our fixed charge coverage ratio, as defined. There is an unused line fee of 0.25% to 0.50%, also based on the fixed charge coverage ratio. Borrowings are collateralized by accounts receivable and inventory of the parent company and its wholly-owned domestic and Canadian subsidiaries.

We believe that borrowing capacity under this facility will be adequate to meet our operational needs and capital expenditure plans for the foreseeable future.

In conjunction with entering into this credit agreement, in January 2002 we redeemed our 9.5% $100 million notes that were due in 2006. The call premium and the write-off of deferred debt issuance costs associated with this debt and the previous revolving credit agreement, totaling $7.6 million pretax ($4.9 million after tax), were recorded in the fourth quarter of fiscal 2001.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

At the end of 2003, we had $119.5 million of borrowings and $18.2 million of letters of credit outstanding under the credit agreement. Of the borrowings, we classified $100 million as long-term debt on the balance sheet, as we expect this amount to be outstanding throughout the following year. We have entered into interest rate swap contracts that expire in October 2004 and October 2006 to fix the interest rate on this $100 million debt at 6.88%. Total additional borrowing Availability was approximately $134 million at the end of fiscal 2003.

In fiscal 2003, our total debt decreased $33.0 million to $119.5 million due to cash generated from operating activities, partially offset by capital expenditures and dividends. Our ratio of debt-to-total capital decreased to 25.2% at the end of fiscal 2003 from 34.0% at the end of fiscal 2002.

Working Capital and Cash Flow

Increase/
($ millions)	January 31, 2004	February 1, 2003	(Decrease)

Working capital	$ 293.8	$ 243.8	$ 50.0

			Increase/
	2003	2002	(Decrease)

Net cash provided by operating activities	$ 87.7	$ 103.8	(16.1)
Net cash used by investing activities	(29.0)	(25.5)	(3.5)
Net cash used by financing activities	(35.2)	(68.9)	33.7

Increase in cash and cash equivalents	$ 23.5	$ 9.4	$ 14.1

Working capital at January 31, 2004 was $293.8 million, which was $50.0 million higher than at February 1, 2003. Our current ratio, the relationship of current assets to current liabilities, increased from 1.9 to 1 at February 1, 2003 to 2.2 to 1 at January 31, 2004. The increase in working capital is primarily due to lower notes payable and current maturities of long-term debt.

Cash provided by operating activities in fiscal 2003 was $87.7 million, compared to $103.8 million in fiscal 2002. The decrease is due to lower accrued liabilities at the end of 2003, reflecting incentive plan and other expenses incurred in fiscal 2002 that were paid in fiscal 2003 and lower trade payables, due to both the timing of purchases and lower inventories.

Cash used for investing activities in fiscal 2003 included capital expenditures of $29.5 million, primarily for new store openings and store remodelings at Famous Footwear and Naturalizer Retail. In fiscal 2004, we expect capital expenditures of approximately $33 million to $35 million, primarily for new stores and store remodeling at Famous Footwear.

Cash used in financing activities was $35.2 million representing the reduction of debt obligations of $33.0 million and the payment of $7.1 million in dividends, net of proceeds from stock option exercises of $4.9 million.

In May 2000, we announced a stock repurchase program authorizing the repurchase of up to 2 million shares of our outstanding common stock. In fiscal 2003 and 2002, we did not purchase any shares. Since the inception of this program, we have repurchased a total of 928,900 shares for $11.3 million.

The Company paid dividends equaling $0.40 per share in fiscal 2003 and fiscal 2002. The fiscal 2003 dividends marked the 81st year of consecutive quarterly dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventories

Inventories are our most significant asset, representing 52% of total assets at the end of 2003. We value inventories at the lower of cost or market, with 95% of consolidated inventories using the last-in, first-out (LIFO) method.

We continually apply our judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices. At our Famous Footwear division, we recognize markdowns when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

causes gross profit rates at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At all other divisions, we provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross profit rate. We believe these policies reflect the difference in operating models between Famous Footwear and our other divisions. Famous Footwear continually runs promotional events to drive seasonal sales to clear seasonal inventories. The other divisions rely on permanent price reductions to clear slower-moving inventory.

Beginning in late fiscal 2001 and throughout fiscal 2002 and 2003, the Famous Footwear division implemented an initiative to reduce significantly its overall level of inventory and improve the freshness of product and velocity of inventory turnover in its stores. In the fourth quarter of fiscal 2001, we recorded a $16.0 million charge to allow unusually deep retail price reductions to accelerate the clearance of older merchandise. As a result of this initiative, the aging of the inventory at the end of fiscal 2003 and 2002 had improved considerably. With the reduction in aged merchandise, inventory turns have improved, and customers are purchasing more current-season merchandise, which has improved the gross profit rates at the division.

Income Taxes

We provide taxes for the effects of timing differences between financial and tax reporting. These differences relate principally to employee benefit plans, bad debt reserves, depreciation and inventory.

We do not provide deferred taxes on the accumulated unremitted earnings of our Canadian and other foreign subsidiaries. Based on the current United States and Canadian income tax rates, we anticipate that no additional taxes would be due if the Canadian earnings were distributed. With regard to our other foreign subsidiaries, our intention is to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax-effective to do so. If these amounts were not considered indefinitely reinvested, additional deferred taxes of approximately $26.7 million would have been provided.

At January 31, 2004, we had foreign tax credit carryforwards of $6.2 million. The carryforward periods for these credits expire in fiscal 2006. We believe these credits will be realized through normal operations and available tax planning strategies.

Store Closing and Impairment Charges

We regularly analyze the results of all of our stores and assess the viability of underperforming stores to determine whether they should be closed or whether their long-lived assets have been impaired. We perform asset impairment tests at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, we write down to fair value the fixed assets of stores indicated as impaired.

Litigation and Tax Contingencies

We are the defendant in several claims and lawsuits arising in the ordinary course of business. We do not believe any of these ordinary course of business proceedings will have a material adverse effect on our consolidated financial position or results of operations. We accrue our best estimate of the cost of resolution of these claims. Legal defense costs of such claims are recognized in the period in which we incur the costs.

We are audited periodically by domestic and foreign tax authorities. In evaluating issues raised in such audits, we provide reserves for exposures as appropriate.

Environmental Matters

We are involved in environmental remediation and ongoing compliance activities at several sites. We are remediating, under the oversight of Colorado authorities, contamination at and beneath our owned facility in Colorado (also known as the “Redfield” site) and groundwater and indoor air in residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the site and surrounding facilities. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain landfills. While we currently do not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future. See Note 14 to the consolidated financial statements for a further description of specific properties.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

We provide reserves for estimated costs associated with our environmental remediation matters. We continually assess the level of reserves required. We base such assessments on the most recent information available as to the actions that will be required by the various federal and state authorities responsible for the various sites. We believe the reserves carried at January 31, 2004, of $10.4 million, are appropriate, but changes in estimates and actions necessary to complete the regulatory requirements may cause the required levels of reserves to change.

OFF-BALANCE SHEET ARRANGEMENTS

At January 31, 2004, we were contingently liable for remaining lease commitments of approximately $12 million in the aggregate, which primarily relate to the Cloth World and Meis specialty retailing chains, which were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In addition, we are a guarantor of an Industrial Development Bond financing of $3.5 million for a manufacturing and warehouse facility in Bedford County, Pennsylvania. In 1985, these facilities and the business that operated them were sold to another party, which assumed this obligation. This financing is scheduled to be paid annually beginning in 2004 through 2009. In order for us to incur any liability related to these lease commitments and guarantees, the current owners would have to default. At this time, we do not believe this is reasonably likely to occur.

CONTRACTUAL OBLIGATIONS

In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period. Further information on these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of January 31, 2004 include the following:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years

Notes payable(1)	$19.5	$ 19.5	$—	$—	$ —
Long-term debt(2)	100.0	—	100.0	—	—
Operating lease commitments (Note 10)	560.6	118.2	184.0	125.3	133.1
Minimum license commitments	10.5	6.0	4.5	—	—
Purchase obligations(3)	353.7	351.5	2.2	—	—

Total	$1,044.3	$495.2	$290.7	$125.3	$133.1

(1)	Notes payable bear interest at the LIBOR rate plus 2.25%. Interest obligations are not included in the table above. See Note 9 to the consolidated financial statements.
(2)	Long-term debt bears interest at the LIBOR rate plus 2.25%. The Company has interest rate swap agreements, with notional amounts of $50 million expiring in each of October 2004 and October 2006, that convert variable rate interest payable on $100 million of long-term borrowings under the revolving credit agreement to a fixed rate of 6.88%. Interest obligations are not included in the table above. See Note 9 to the consolidated financial statements.
(3)	Purchase obligations include agreements to purchase goods or services in the normal course of business that specify all significant terms, including quantity and price provisions.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FORWARD-LOOKING STATEMENTS

This “Management’s Discussion and Analysis of Operations and Financial Condition” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected, as they are subject to various risks and uncertainties. These risks and uncertainties include, without limitation, the risks detailed in Item 1, “Business” under the caption “Risk Factors,” and those described in other documents and reports filed from time to time with the Securities and Exchange Commission, press releases and other communications. We do not undertake any obligation or plan to update these forward-looking statements, even though our situation may change.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. To address these risks, we enter into various hedging transactions to the extent described below. All decisions on hedging transactions are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

purposes. We also are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements, however, are major international financial institutions, and we believe the risk of loss due to nonperformance is minimal.

A description of our accounting policies for derivative financial instruments is included in Note 11 to the consolidated financial statements.

FOREIGN CURRENCY EXCHANGE RATES

In the normal course of business, we are exposed to foreign currency exchange rate risks as a result of having assets, liabilities and inventory purchase commitments outside the United States. We employ an established foreign currency hedging strategy to protect earnings and cash flows from the adverse impact of exchange rate movements. A substantial portion of inventory sourced from foreign countries is purchased in United States dollars and, accordingly, is not subject to exchange rate fluctuations. However, where the purchase price is to be paid in a foreign currency, we enter into foreign exchange contracts or option contracts, with maturity periods of normally less than one year, to reduce our exposure to foreign exchange risk. The level of outstanding contracts during the year is dependent on the seasonality of our business and demand for footwear from various locations throughout the world. The changes in market value of foreign exchange contracts have a high correlation to the price changes in the currency of the related hedged transactions. The potential loss in fair value of our net currency positions at January 31, 2004 resulting from a hypothetical 10% adverse change in all foreign currency exchange rates would not be material.

Assets and liabilities outside the United States are primarily located in Canada and Hong Kong. Our investments in foreign subsidiaries with a functional currency other than the United States dollar are generally considered long-term and thus are not hedged. The net investment in such foreign subsidiaries translated into dollars using the year-end exchange rates was approximately $40 million at January 31, 2004. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $4.0 million. Any loss in fair value would be reflected as a cumulative translation adjustment in other comprehensive income and would not impact net earnings.

INTEREST RATES

Our financing arrangements include $119.5 million of outstanding variable rate debt at January 31, 2004. We have interest rate swap derivative instruments outstanding at year-end to fix the interest rate on $100 million of the borrowings outstanding under the revolving bank credit facility. Changes in interest rates impact fixed and variable rate debt differently. A change in the interest rate on fixed rate debt will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

Under the bank credit agreement and after consideration of our interest rate swap instruments, the only portion of our outstanding debt obligation subject to variable interest rates is $19.5 million. A hypothetical 10% adverse change in interest rates on the average outstanding borrowings during fiscal 2003 would not have been material to our net earnings or cash flows.

At January 31, 2004, the fair value of our long-term debt is estimated at approximately $100.0 million, based upon the borrowing rate currently available to us for financing arrangements with similar terms and maturities. The fair value of our interest rate swap instruments associated with this debt at January 31, 2004 was an unrealized loss of $4.5 million. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be zero for our long-term debt and approximately $0.5 million related to the interest rate swap agreements at January 31, 2004.

Information appearing under the caption “Derivative Financial Instruments” in Note 11 of the consolidated financial statements is incorporated herein by reference.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Shareholders and Board of Directors

Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. as of January 31, 2004 and February 1, 2003 and the related statements of consolidated earnings, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at January 31, 2004 and February 1, 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

St. Louis Missouri
February 24, 2004

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Consolidated Balance Sheets

	January 31,	February 1,
($ thousands, except number of shares and per share amounts)	2004	2003

Assets
Current Assets
Cash and cash equivalents	$ 55,657	$ 32,121
Receivables, net of allowances of $5,899 in 2003 and $6,674 in 2002	81,930	82,486
Inventories, net of adjustment to last-in, first-out cost of $12,250 in 2003 and $12,146 in 2002	376,210	392,584
Deferred and refundable income taxes	4,638	11,297
Prepaid expenses and other current assets	11,250	9,681

Total current assets	529,685	528,169

Prepaid pension costs	53,876	51,091
Other assets	29,816	32,201
Property and equipment, net	85,548	84,813
Goodwill and intangible assets, net	20,405	18,602

Total assets	$719,330	$714,876

Liabilities and Shareholders’ Equity
Current Liabilities
Notes payable	$19,500	$29,000
Trade accounts payable	116,677	129,209
Employee compensation and benefits	40,547	54,464
Other accrued expenses	56,160	46,337
Income taxes	2,960	5,352
Current maturities of long-term debt	—	20,000

Total current liabilities	235,844	284,362

Other Liabilities
Long-term debt, including capitalized lease obligations	100,000	103,493
Deferred income taxes	1,645	1,339
Other liabilities	26,713	29,075

Total other liabilities	128,358	133,907

Shareholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $3.75 par value, 100,000,000 shares authorized; 18,076,589 and 17,682,682 shares outstanding in 2003 and 2002, respectively	67,787	66,311
Additional capital	62,772	50,224
Unamortized value of restricted stock	(3,408)	(1,961)
Accumulated other comprehensive loss	(4,934)	(11,147)
Retained earnings	232,911	193,180

Total shareholders’ equity	355,128	296,607

Total liabilities and shareholders’ equity	$719,330	$714,876

See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Consolidated Earnings

($ thousands, except per share amounts)	2003	2002	2001

Net sales	$1,832,108	$1,841,443	$1,755,848
Cost of goods sold	1,073,442	1,100,654	1,089,549

Gross profit	758,666	740,789	666,299
Selling and administrative expenses	681,585	667,456	653,063
Provision for environmental litigation costs	3,107	—	—

Operating earnings	73,974	73,333	13,236
Interest expense	9,781	12,236	20,240
Interest income	(462)	(402)	(1,329)
Loss on early redemption of debt	—	—	7,556

Earnings (loss) before income taxes	64,655	61,499	(13,231)
Income tax (provision) benefit	(17,761)	(16,327)	9,269

Net earnings (loss)	$46,894	$45,172	$(3,962)

Basic net earnings (loss) per common share	$2.65	$2.60	$(0.23)

Diluted net earnings (loss) per common share	$2.52	$2.52	$(0.23)

See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Consolidated Cash Flows

($ thousands)	2003	2002	2001

Operating Activities
Net earnings (loss)	$ 46,894	$45,172	$(3,962)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	25,457	23,484	23,230
Amortization	15	695	2,513
Share-based compensation expense	4,773	2,071	1,020
Tax benefit related to share-based plans	1,543	—	—
Loss on disposal of facilities and equipment	1,653	3,394	5,468
Impairment charges for facilities and equipment	2,693	1,687	926
Provision for (recoveries from) doubtful accounts	(194)	652	763
Changes in operating assets and liabilities:
Receivables	750	(14,833)	(4,665)
Inventories	16,374	3,643	31,603
Prepaid expenses and other current assets	5,090	18,260	(19,230)
Trade accounts payable and accrued expenses	(15,291)	21,794	(10,960)
Income taxes	(2,392)	4,802	(1,300)
Other, net	389	(7,062)	(4,286)

Net cash provided by operating activities	87,754	103,759	21,120

Investing Activities
Capital expenditures	(29,467)	(25,648)	(26,319)
Other	486	148	2,587

Net cash used by investing activities	(28,981)	(25,500)	(23,732)

Financing Activities
Decrease in short-term notes payable	(9,500)	(35,250)	(2,250)
Debt issuance costs	—	(265)	(5,214)
Principal payments of long-term debt	(23,500)	(28,550)	(110,000)
Additions to long-term debt	—	—	100,000
Payments for purchase of treasury stock	—	—	(2,630)
Proceeds from stock options exercised	4,926	2,259	1,915
Dividends paid	(7,163)	(7,044)	(6,988)

Net cash used by financing activities	(35,237)	(68,850)	(25,167)

Increase (decrease) in cash and cash equivalents	23,536	9,409	(27,779)
Cash and cash equivalents at beginning of year	32,121	22,712	50,491

Cash and cash equivalents at end of year	$ 55,657	$32,121	$22,712

See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Consolidated Shareholders’ Equity

				Unamortized	Accumulated
	Common Stock			Value of	Other		Total
($ thousands, except number of shares and per			Additional	Restricted	Comprehensive	Retained	Shareholders’
share amounts)	Shares	Dollars	Capital	Stock	Income (Loss)	Earnings	Equity

BALANCE FEBRUARY 3, 2001	17,460,772	$65,477	$46,578	$(2,386)	$(7,138)	$167,441	$269,972

Net loss						(3,962)	(3,962)
Currency translation adjustment					(2,115)		(2,115)
Unrealized losses on derivative instruments, net of tax benefit of $383					(722)		(722)

Comprehensive loss							(6,799)
Adjustment for change in year-end						166	166
Dividends ($0.40 per share)						(6,988)	(6,988)
Treasury stock acquired	(145,900)	(547)	(399)			(1,684)	(2,630)
Stock issued under employee benefit and restricted stock plans	168,713	634	1,769	(488)			1,915
Share-based compensation				965		55	1,020

BALANCE FEBRUARY 2, 2002	17,483,585	$65,564	$47,948	$(1,909)	$(9,975)	$155,028	$256,656

Net earnings						45,172	45,172
Currency translation adjustment					1,607		1,607
Unrealized losses on derivative instruments, net of tax benefit of $1,485					(2,779)		(2,779)

Comprehensive income							44,000
Dividends ($0.40 per share)						(7,044)	(7,044)
Stock issued under employee benefit and restricted stock plans	199,097	747	2,276	(764)			2,259
Share-based compensation				712		24	736

BALANCE FEBRUARY 1, 2003	17,682,682	$66,311	$50,224	$(1,961)	$(11,147)	$193,180	$296,607

Net earnings						46,894	46,894
Currency translation adjustment					5,553		5,553
Unrealized gains on derivative instruments, net of tax provision of $301					660		660

Comprehensive income							53,107
Dividends ($0.40 per share)						(7,163)	(7,163)
Stock issued under employee benefit and restricted stock plans	393,907	1,476	5,715	(2,265)			4,926
Tax benefit related to share-based plans			1,543				1,543
Share-based compensation			5,290	818			6,108

BALANCE JANUARY 31, 2004	18,076,589	$67,787	$62,772	$(3,408)	$(4,934)	$232,911	$355,128

See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Brown Shoe Company, Inc. (the “Company”), founded in 1878, is a footwear retailer and wholesaler. The Company’s shares trade under the “BWS” symbol on the New York and Chicago Stock Exchanges.

The Company provides a broad offering of branded, licensed and private-label casual, athletic and dress footwear products to women, children and men. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,271 retail shoe stores in the United States and Canada primarily under the Famous Footwear and Naturalizer names. In addition, through its Wholesale division, the Company designs, sources and markets footwear to retail stores domestically and internationally, including department stores, mass merchandisers and specialty shoe stores. In fiscal 2003, approximately 69% of the Company’s sales were at retail, compared to 69% in 2002 and 71% in 2001. See Note 6 for additional information regarding the Company’s business segments.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Accounting Period

The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2003, 2002 and 2001 ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Fiscal years 2003, 2002 and 2001 each included 52 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Receivables

The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. During fiscal 2003, 2002 and 2001, the Company recognized a provision for (recoveries from) doubtful accounts of $(0.2) million, $0.7 million and $0.8 million, respectively.

Inventories

All inventories are valued at the lower of cost or market, with 95% of consolidated inventories using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been $12.3 million and $12.1 million higher at January 31, 2004 and February 1, 2003, respectively. Substantially all inventory is finished goods.

The cost of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are reflected in cost of goods sold. Costs of warehousing and distribution are reflected in selling and administrative expense and are

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

expensed as incurred. Such warehousing and distribution costs totaled $50.0 million, $51.1 million and $53.1 million in fiscal 2003, 2002 and 2001, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expense and are expensed as incurred. Such sourcing and procurement costs totaled $17.6 million, $17.7 million and $19.1 million in fiscal 2003, 2002 and 2001, respectively.

Markdowns are recorded to reflect expected adjustments to sales prices. In determining markdowns, management considers current and recently recorded sales prices, the length of time the product is held in inventory and quantities of various product styles contained in inventory, among other factors. The ultimate amount realized from the sale of certain products could differ from management estimates.

Computer Software Costs

The Company capitalizes in other assets certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

Revenue Recognition

Retail sales are net of returns and exclude sales tax. Wholesale sales and sales through the Company’s Web sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title has passed to the customer. Reserves for projected merchandise returns, discounts and allowances are carried based on experience. Revenue is recognized on license fees related to Company-owned brand names, where the Company is licensor, when the related sales of the licensee are made.

Store Closing and Impairment Charges

In fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated With Exit or Disposal Activities. Under this pronouncement, the costs of closing stores, including lease termination costs, fixed assets writeoffs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store. In fiscal 2001 and prior, such costs were recorded when the decision was made to close a store.

Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores indicated as impaired are written down to fair value.

Advertising and Marketing Expense

All advertising and marketing costs are expensed at the time the event occurs or the promotion first appears in media or in the store, except for direct response advertising that relates primarily to the production and distribution of the Company’s catalogs.

Such costs are amortized over the expected future revenue stream, which is two months from the date catalogs are mailed. In addition, the Company participates in co-op advertising programs with certain of its wholesale customers. For those co-op advertising programs where the Company has validated the fair value of the advertising received, co-op advertising costs are reflected as advertising expense. Otherwise, co-op advertising costs are reflected as a reduction of net sales.

Total advertising and marketing expense was $52.9 million, $55.0 million and $52.8 million in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, 2002 and 2001, these costs include co-op advertising costs provided to wholesale

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

customers of $3.7 million, $6.4 million and $6.1 million and are offset by co-op advertising allowances recovered by the Company’s retail divisions of $5.4 million, $4.5 million and $3.2 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $4.6 million in fiscal 2003 and $0 for each of fiscal 2002 and 2001.

Income Taxes

Provision is made for the tax effects of timing differences between financial and tax reporting. These differences relate principally to employee benefit plans, accrued expenses, foreign tax credit carryforwards, bad debt reserves, inventory and depreciation.

Operating Leases

The Company leases its store premises under operating leases. Many leases entered into by the Company include options under which the Company may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options which can be exercised under specific conditions.

For leases that have predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as accrued rent, which is reflected as a component of other accrued expenses on the accompanying balance sheets.

Many of the leases covering retail stores require contingent rentals in addition to the minimum monthly rental charge, based on retail sales volume. The Company records expense for contingent rentals during the period in which the retail sales volume exceeds the respective targets.

Earnings per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted average number of common shares and potential dilutive securities outstanding during the period. Potential dilutive securities consist of outstanding stock options and unvested restricted stock awards.

Comprehensive Income

Comprehensive income includes the effect of foreign currency translation adjustments and unrealized gains and losses on derivative instruments. The accumulated other comprehensive loss for the Company is comprised of cumulative foreign currency translation adjustments of $2.1 million, $7.6 million and $9.3 million in fiscal 2003, 2002 and 2001, respectively, and unrealized losses on derivative financial instruments used for hedging activities of $2.8 million, $3.5 million and $0.7 million in fiscal 2003, 2002 and 2001, respectively.

Share-Based Compensation

As of January 31, 2004, the Company had four share-based compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is recognized in net earnings for stock appreciation units, stock performance plans and restricted stock grants. No compensation cost is reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock options outstanding:

($ thousands, except per share amounts)	2003	2002	2001

Net earnings (loss), as reported	$46,894	$45,172	$(3,962)
Add: Total share-based employee compensation expense included in reported net earnings, net of related tax effect	3,102	1,346	663
Deduct: Total share-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	(5,387)	(3,323)	(1,997)

Pro forma net earnings (loss)	$44,609	$43,195	$(5,296)

Earnings (loss) per share:
Basic — as reported	$2.65	$2.60	$(0.23)
Basic — pro forma	2.52	2.49	(0.31)
Diluted — as reported	2.52	2.52	(0.23)
Diluted — pro forma	2.40	2.41	(0.31)

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

($ thousands, except per share amounts)	2003	2002	2001

NUMERATOR
Net earnings (loss)	$46,894	$45,172	$(3,962)

DENOMINATOR (thousand shares)
Denominator for basic earnings (loss) per common share	17,677	17,367	17,188
Dilutive effect of unvested restricted stock and stock options	939	572	351

Denominator for diluted earnings (loss) per common share	18,616	17,939	17,539

Basic earnings (loss) per common share	$2.65	$2.60	$(0.23)

Diluted earnings (loss) per common share	$2.52	$2.52	$(0.23)

Options to purchase 34,982, 311,325 and 947,952 shares of common stock in 2003, 2002 and 2001, respectively, were not included in the denominator for diluted earnings (loss) per common share because their effect would be antidilutive.

3.	RESTRUCTURING AND OTHER SPECIAL CHARGES

Closure of Canadian Manufacturing Facility

In the fourth quarter of fiscal year 2003, the Company announced the closing of its last Canadian footwear manufacturing factory located in Perth, Ontario, and recorded a pretax charge of $4.5 million, the components of which are as follows:

•	Severance and benefit costs for approximately 300 factory employees — $2.3 million

•	Inventory markdowns to liquidate factory inventory — $1.6 million

•	Cost to buy out leases prior to their normal expiration date — $0.6 million

As of January 31, 2004, no spending has occurred against the factory closing charge. Of the $4.5 million charge, $1.6 million was reflected in cost of goods sold and $2.9 million was reflected in selling and administrative expenses. A tax benefit of $1.8 million was associated with this charge.

Provision for Environmental Litigation Costs

The Company recorded a $3.1 million charge in the fourth quarter of 2003 related to the class action litigation related to its Redfield facility in Denver, Colorado, and related costs, including the verdict, anticipated pretrial interest and sanction costs. A tax benefit of $1.1 million was associated with this charge. See Note 14 for further information related to this charge.

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Other

In the fourth quarter of 2001, the Company’s Board of Directors approved the implementation of various initiatives to improve the Company’s competitive position, reduce expenses and improve profitability that led to restructuring charges totaling $41.4 million before taxes and $27.3 million after tax. Following is a summary of the charges on a pretax basis:

•	$16.8 million to close 97 underperforming domestic Naturalizer retail stores.

•	$16.0 million to write down inventory at Famous Footwear to accelerate the clearance of older merchandise as part of its initiative to improve inventory turns and “freshness.”

•	$3.9 million of costs associated with the transition to new management at the Famous Footwear division. This charge is primarily related to the retirement of the former President of this division.

•	$3.5 million of severance costs related to the elimination of 117 positions in the Company’s information systems, finance and human resources functions as it moves to a new shared-services platform.

•	$1.2 million for the write-off of goodwill from the Company’s investment in its Shoes.com e-commerce venture.

In the fourth quarter of fiscal 2002, the Company substantially completed these restructurings and determined a portion of the reserves provided in fiscal 2001 would not be needed. Accordingly, a $2.0 million recovery was recorded in earnings, of which $0.9 million related to the Naturalizer retail store closing reserves and $1.1 million related to the severance reserve to implement the shared-services platform.

The Naturalizer retail store closing initiative originally identified 97 underperforming stores to be closed. During fiscal 2002, the Company decided to keep four of these stores open and to close an additional 13 stores. As a result, a total of 106 stores were included under this program. In the fourth quarter of fiscal 2002, the Company completed negotiations with landlords to buy out of the remaining store leases and completed the closing of all but one store. Assessment of remaining reserve needs indicated $0.9 million of the originally established reserve was not needed, and it was reversed to earnings. In early fiscal 2003, $0.4 million was paid to landlords to complete all obligations. Following is a summary of the activity in the Naturalizer retail store reserve, by category of cost:

	Lease	Inventory	Fixed Asset	Employee
($ millions)	Buyouts	Markdowns	Writeoffs	Severance	Total

Original charge and reserve balance	$8.3	$ 4.1	$ 4.1	$ 0.3	$16.8
Expenditures in fiscal 2001	(0.5)	(0.5)	(0.3)	—	(1.3)
Expenditures in fiscal 2002	(6.8)	(2.7)	(4.4)	(0.2)	(14.1)
(Excess) shortfall recorded in earnings in 2002	(0.6)	(0.8)	0.6	(0.1)	(0.9)
Expenditures in fiscal 2003	(0.4)	(0.1)	—	—	(0.5)

Reserve balance January 31, 2004	$—	$ —	$ —	$ —	$—

The severance reserve established to implement a new shared-services platform provided costs to eliminate 117 positions. As of February 1, 2003, 88 positions had been eliminated, resulting in $2.1 million of the reserve being expended, with an additional $0.3 million remaining in the reserve that was paid out to certain of the terminated employees in fiscal 2003. Due to personnel attrition and transfer to other positions, fewer personnel were terminated than originally planned, leaving the $1.1 million of the reserve as excess. This excess was reversed to income in the fourth quarter of fiscal 2002.

The 2001 pretax charges totaled $41.4 million, of which $20.1 million was reflected in cost of goods sold, and $21.3 million was reflected in selling and administrative expenses. A tax benefit of $14.1 million was associated with these nonrecurring charges. The 2002 pretax recoveries totaled $2.0 million, of which $0.8 million is reflected in cost of goods sold and $1.2 million in selling and administrative expenses. A tax provision of $0.8 million was associated with these recoveries.

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

4.	RETIREMENT AND OTHER BENEFIT PLANS

The Company sponsors pension plans in both the United States and Canada. The Company’s domestic pension plans cover substantially all United States employees. Under the domestic plans, salaried, management and certain hourly employees’ pension benefits are based on the employee’s highest consecutive five years of compensation during the ten years before retirement; hourly employees’ and union members’ benefits are based on stated amounts for each year of service. The Company’s Canadian pension plans cover certain employees based on plan specifications. Under the Canadian plans, employees’ pension benefits are based on the employee’s highest consecutive five years of compensation during the ten years before retirement. The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations. The Company uses a measurement date of December 31 for its pension and postretirement plans.

The Company also maintains an unfunded Supplemental Executive Retirement Plan (SERP). As of January 31, 2004, the projected benefit obligation of this plan was $10.6 million, and the accumulated benefit obligation was $5.6 million.

In addition to providing pension benefits, the Company sponsors unfunded defined benefit postretirement health and life insurance plans that cover both salaried and hourly employees who had become eligible for benefits by January 1, 1995. The postretirement health care plans are offered on a shared-cost basis only to employees electing early retirement. This coverage ceases when the employee reaches age 65 and becomes eligible for Medicare. The retirees’ contributions are adjusted annually, and the Company intends to continue to increase retiree contributions in the future. The life insurance plans provide coverage ranging from $1,000 to $38,000 for qualifying retired employees.

Benefit Obligations

The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

			Other Postretirement
	Pension Benefits		Benefits

($ thousands)	2003	2002	2003	2002

Benefit obligation at beginning of year	$126,353	$118,066	$4,732	$4,915
Service cost	5,269	4,675	—	—
Interest cost	7,999	7,694	272	299
Plan participants’ contribution	35	36	175	241
Plan amendments	120	110	—	—
Actuarial loss (gain)	6,854	7,595	10	(15)
Benefits paid	(8,256)	(12,025)	(388)	(708)
Foreign exchange rate changes	721	202	—	—

Benefit obligation at end of year	$139,095	$126,353	$4,801	$4,732

The accumulated benefit obligation for the United States pension plans was $119.6 million and $110.3 million as of January 31, 2004 and February 1, 2003, respectively. The accumulated benefit obligation for the Canadian pension plans was $4.8 million and $4.0 million as of January 31, 2004 and February 1, 2003, respectively.

			Other Postretirement
	Pension Benefits		Benefits
Weighted Average Assumptions
Used to Determine Benefit Obligations, End of Year	2003	2002	2003	2002

Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	4.25%	4.25%	N/A	N/A

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Assumed health care cost trend rates have a minor effect on the benefit obligations reported for health care plans. A 1-percentage-point change in the assumed health care cost trend rates would have the following effect (in thousands):

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on postretirement benefit obligation	$7	$(6)

Plan Assets

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

			Other Postretirement
	Pension Benefits		Benefits

($ thousands)	2003	2002	2003	2002

Fair value of plan assets at beginning of year	$163,238	$170,405	$—	$—
Actual return on plan assets	35,695	1,142	—	—
Employer contributions	31	3,435	213	467
Plan participants’ contributions	35	36	175	241
Benefits paid	(8,256)	(12,025)	(388)	(708)
Foreign exchange rate changes	808	245	—	—

Fair value of plan assets at end of year	$191,551	$163,238	$—	$—

Employer contributions and benefits paid in the above table include both those amounts contributed directly to and paid directly from plan assets and those amounts paid directly to plan participants.

The asset allocation for the Brown Shoe Company, Inc. Retirement Plan at the end of 2003 and 2002 and the target allocation for 2004, by asset category, are as follows:

	Target	Percentage of Plan
	Allocation for 2004	Assets at Year-End

		2003	2002

Asset Category
Domestic equities	65%	67%	59%
Debt securities	30%	29%	37%
Foreign equities	5%	4%	4%

Total	100%	100%	100%

Domestic equities do not include any Company stock at January 31, 2004 or February 1, 2003. Plan assets are valued at fair value based on quoted market values.

Pension assets are managed in accordance with the “prudent investor” standards of ERISA. The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations. This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining a 70% overall (U.S. and international) equity commitment, managing an equity overlay strategy. The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments. The Company delegates investment management to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines.

Assets of the Canadian pension plans, which total approximately $6.2 million at January 31, 2004, were invested 58% in equity funds, 38% in bond funds and 4% in money market funds. The Canadian pension plans did not include any Company stock as of January 31, 2004 or February 1, 2003.

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Funded Status

The following table reconciles the funded status of all plans, including domestic and Canadian plans:

			Other Postretirement
	Pension Benefits		Benefits

($ thousands)	2003	2002	2003	2002

Over (under) funded status at end of year	$52,456	$36,885	$(4,801)	$(4,732)
Unrecognized net actuarial (gain) loss	(4,928)	9,204	(136)	(340)
Unrecognized prior service cost	1,574	1,775	(1)	(105)
Unrecognized net transition obligation (asset)	(1,203)	(1,199)	—	—

Net amount recognized at end of year	$47,899	$46,665	$(4,938)	$(5,177)

Amounts recognized in the consolidated balance sheets consist of:

			Other Postretirement
	Pension Benefits		Benefits

($ thousands)	2003	2002	2003	2002

Prepaid benefit cost	$53,876	$51,091	$—	$—
Accrued benefit cost	(5,977)	(4,426)	(4,938)	(5,177)

Net amount recognized at end of year	$47,899	$46,665	$(4,938)	$(5,177)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds the		Obligation Exceeds the
	Fair Value of Plan Assets		Fair Value of Plan Assets

($ thousands)	2003	2002	2003	2002

End of Year
Projected benefit obligation	$10,621	$8,018	$10,621	$8,018
Accumulated benefit obligation	5,587	4,259	5,587	4,259
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

Net Periodic Benefit Cost

Net periodic benefit cost (income) for 2003, 2002 and 2001 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits

($ thousands)	2003	2002	2001	2003	2002	2001

Service cost	$5,269	$4,675	$4,545	$—	$—	$1
Interest cost	7,999	7,694	7,856	272	299	327
Expected return on assets	(14,810)	(13,575)	(13,406)	—	—	—
Amortization of:
Actuarial (gain) loss	380	172	300	(194)	(319)	(313)
Prior service cost	313	235	45	(105)	(209)	(209)
Net transition asset	(166)	(147)	(146)
Settlement cost	—	—	1,300	—	—	—

Total net periodic benefit cost (income)	$(1,015)	$(946)	$494	$(27)	$(229)	$(194)

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

	Pension Benefits			Other Postretirement Benefits

Weighted Average Assumptions Used to Determine Net Cost	2003	2002	2001	2003	2002	2001

Discount rate	6.25%	6.75%	7.00%	6.25%	6.75%	7.00%
Rate of compensation increase	4.25%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets	9.00%	9.00%	9.50%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	8.00%	8.00%	6.50%

The prior service cost is amortized on a straight-line basis over the average future service of active plan participants benefiting under the plan at the time of each plan amendment. The net actuarial loss (gain) subject to amortization is amortized on a straight-line basis over the average future service of active plan participants as of the measurement date. The net transition asset is amortized over the estimated service life.

The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each asset class.

Assumed health care cost trend rates have a negligible effect on the cost reported for health care plans.

Expected Cash Flows

Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits			Other
				Postretirement
($ thousands)	Funded Plans	SERP	Total	Benefits

Employer Contributions
2004 expected contributions to plan trusts	$—	$—	$—	$—
2004 expected contributions to plan participants	—	200	200	600

Expected Benefit Payments
2004	$6,932	$200	$7,132	$600
2005	6,989	200	7,189	500
2006	6,811	100	6,911	500
2007	7,013	100	7,113	500
2008	7,214	2,500	9,714	400
2009 - 2013	40,024	12,000	52,024	1,900

Defined Contribution Plans

The Company’s domestic defined contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions generally up to a maximum of 3.5% of the employee’s salary. The Company’s expense for this plan was $3.0 million, $2.4 million and $2.5 million in 2003, 2002 and 2001, respectively.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 8% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.2 million, $0.1 million and $0.1 million in 2003, 2002 and 2001, respectively.

5.	INCOME TAXES

The components of earnings (loss) before income taxes consisted of domestic earnings (loss) before income taxes of $44.7 million, $31.3 million and $(42.9) million in 2003, 2002 and 2001, respectively, and foreign earnings before income taxes of $20.0 million, $30.2 million and $29.7 million in 2003, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

The components of income tax provision (benefit) on earnings were as follows:

($ thousands)	2003	2002	2001

FEDERAL
Current	$11,750	$6,705	$(4,536)
Deferred	6,673	5,458	(8,438)

	18,423	12,163	(12,974)
STATE	837	2,573	(14)
FOREIGN	(1,499)	1,591	3,719

Total income tax provision (benefit)	$17,761	$16,327	$(9,269)

The Company made federal, state and foreign tax payments, net of refunds, of $12.9 million, $1.8 million and $12.5 million in fiscal 2003, 2002 and 2001, respectively.

The differences between the tax expense reflected in the financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2003	2002	2001

Income taxes at statutory rate	$22,629	$21,525	$(4,631)
State income taxes, net of federal tax benefit	544	1,672	(9)
Foreign earnings taxed at lower rates	(5,616)	(7,874)	(5,834)
Operating loss of majority-owned subsidiary with no tax benefit	66	396	935
Other	138	608	270

Total income tax provision (benefit)	$17,761	$16,327	$(9,269)

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 31, 2004	February 1, 2003

Deferred Tax Assets
Employee benefits, compensation and insurance	$8,412	$6,482
Accrued expenses	6,437	5,015
Foreign tax credit carryforwards	6,173	7,424
Postretirement and postemployment benefit plans	2,620	2,404
Allowance for doubtful accounts	2,525	2,244
Depreciation	2,463	2,240
Unrealized losses on derivative activities	1,567	1,868
Inventory capitalization and inventory reserves	999	5,441
Other	3,652	6,077

Total deferred tax assets	34,848	39,195

Deferred Tax Liabilities
Retirement plans	(16,544)	(15,640)
LIFO inventory valuation	(14,051)	(9,540)
Other	(1,260)	(4,057)

Total deferred tax liabilities	(31,855)	(29,237)

Net deferred tax asset	$2,993	$9,958

At the end of fiscal 2003, the Company had foreign tax credit carryforwards of $6.2 million, which expire in fiscal 2006. No valuation allowance is deemed necessary for the foreign tax credit carryforward or the net deferred tax asset as of January 31, 2004, as management believes it is more likely than not the deferred tax asset will be fully realized.

As of January 31, 2004, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. The Company’s intention is to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax-effective to do so. If these

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

amounts were not considered indefinitely reinvested, additional deferred taxes of approximately $26.7 million would have been provided.

6.	BUSINESS SEGMENT INFORMATION

The Company’s reportable segments include Famous Footwear, Wholesale operations, Naturalizer Retail and Other.

Famous Footwear, which represents the Company’s largest division, operated 893 stores at the end of 2003, primarily selling branded footwear for the entire family.

Wholesale operations source and market branded, licensed and private-label footwear primarily to department stores, mass merchandisers, independent retailers and Company-owned Naturalizer Retail and Famous Footwear stores.

Naturalizer Retail specialty store operations include 208 stores in the United States and 170 stores in Canada at year-end, selling primarily Naturalizer brand footwear in regional malls and outlet centers.

The Other segment includes the corporate assets and administrative and other expenses which are not allocated to the operating units. It also includes the Company’s investment in its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company.

The Company’s reportable segments are operating units that market to different customers and are each managed separately as they distribute their products on a retail or wholesale basis. An operating segment’s performance is evaluated and resources allocated based on operating earnings. Operating earnings represent gross profit less selling and administrative expenses and, in 2003, a provision for environmental litigation costs. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment sales are generally recorded at a profit to the selling division. All intersegment earnings related to inventory on hand at the purchasing division are eliminated against the earnings of the selling division.

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Operating earnings (losses) of the segments have been recast to include amounts that were previously classified as non-operating expenses.

		Wholesale	Naturalizer
($ thousands)	Famous Footwear	Operations	Retail	Other	Total

Fiscal 2003
External sales	$1,073,611	$561,288	$189,195	$8,014	$1,832,108
Intersegment sales	—	139,417	—	—	139,417
Depreciation and amortization	17,353	1,244	4,624	2,251	25,472
Operating earnings (loss)	52,971	55,641	(3,960)	(30,678)	73,974
Operating segment assets	336,911	253,518	59,793	69,108	719,330
Capital expenditures	20,632	2,878	4,851	1,106	29,467

Fiscal 2002
External sales	$1,075,193	$566,410	$195,426	$4,414	$1,841,443
Intersegment sales	—	134,728	—	—	134,728
Depreciation and amortization	15,607	2,585	4,137	1,850	24,179
Operating earnings (loss)	46,291	54,380	1,426	(28,764)	73,333
Operating segment assets	361,601	227,468	65,642	60,165	714,876
Capital expenditures	18,438	1,844	5,156	210	25,648

Fiscal 2001
External sales	$1,044,419	$503,326	$206,957	$1,146	$1,755,848
Intersegment sales	—	126,980	—	—	126,980
Depreciation and amortization	15,143	2,847	4,896	2,857	25,743
Operating earnings (loss)	8,759	51,159	(18,828)	(27,854)	13,236
Operating segment assets	379,868	195,090	70,731	62,913	708,602
Capital expenditures	15,998	1,979	6,957	1,385	26,319

Following is a reconciliation of operating earnings to earnings (loss) before income taxes:

($ thousands)	2003	2002	2001

Total operating earnings	$73,974	$73,333	$13,236
Interest expense	9,781	12,236	20,240
Interest income	(462)	(402)	(1,329)
Loss on early redemption of debt	—	—	7,556

Earnings (loss) before income taxes	$64,655	$61,499	$(13,231)

In fiscal 2003, the impact of special charges on operating earnings was as follows:

•	Wholesale Operations — $4.3 million charge related to costs to close a Canadian manufacturing facility

•	Naturalizer Retail — $0.2 million charge related to costs to close a Canadian manufacturing facility

•	Other — $3.1 million related to the Company’s class action litigation related to its Redfield facility in Denver, Colorado, and related costs, including the verdict, anticipated pretrial interest and sanction costs

In fiscal 2002, the impact of the recoveries from special charges recorded in fiscal 2001 on operating earnings was as follows:

•	Naturalizer Retail — $0.9 million of excess store closing reserve

•	Other — $1.1 million of excess severance reserve

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

In fiscal 2001, the impact of special charges on operating earnings was as follows:

•	Famous Footwear — $16.5 million primarily related to inventory markdowns

•	Wholesale Operations — $0.5 million related to severance

•	Naturalizer Retail — $16.8 million to close underperforming domestic Naturalizer stores

•	Other — $6.4 million related to severance associated with the Company’s shared-services project and the transition to new management at Famous Footwear

For geographic purposes, the domestic operations include the wholesale distribution of branded, licensed and private-label footwear to a variety of retail customers, and nationwide operation of our retail chains, including Famous Footwear and Naturalizer.

The Company’s foreign operations primarily consist of wholesale distribution operations in the Far East and wholesale and retail operations in Canada. The Far East operations include “first-cost” transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2003	2002	2001

Net Sales
United States	$1,500,936	$1,494,506	$1,429,617
Far East	258,724	277,314	252,729
Canada	77,154	71,151	76,195
Latin America, Europe and other	54	247	69
Inter-area sales	(4,760)	(1,775)	(2,762)

	$1,832,108	$1,841,443	$1,755,848

Long-Lived Assets
United States	$160,825	$161,963	$150,487
Far East	12,820	11,077	11,040
Canada	15,638	13,333	12,297
Latin America, Europe and other	362	334	164

	$189,645	$186,707	$173,988

Long-lived assets consisted primarily of property and equipment, prepaid pension costs, goodwill, trademarks and other assets.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets with indefinite lives are not amortized but instead are tested for impairment at least annually. Accordingly, all goodwill and indefinite-lived intangible asset amortization ceased at the beginning of fiscal 2002. During the fourth quarter of fiscal 2002, the Company performed the required impairment tests based on a discounted cash flow approach, which resulted in an impairment charge of $0.7 million related to an intangible asset of the Company’s e-commerce business, which is part of the Company’s Other business segment. This impairment charge was reflected as a component of selling and administrative expenses. The Company did not record any impairment charges during fiscal 2003 related to goodwill or intangible assets. On an ongoing basis, the Company will perform impairment tests during the fourth quarter of each fiscal year, unless events indicate an interim test is required.

In fiscal 2003 and 2002, there was no amortization cost of goodwill and indefinite-lived intangible assets. In fiscal 2001, such amortization costs were $1.2 million, or $0.07 per share, on an after-tax basis. As of January 31, 2004, goodwill of $20.0 million (net of $11.3 million accumulated amortization) and intangible assets of $0.4 million (net of $1.0 million accumulated amortization) were attributable to the Company’s operating segments as follows:

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

$3.5 million for Famous Footwear, $10.2 million for Wholesale operations, $5.3 million for Naturalizer Retail and $1.4 million for the Other segment.

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	January 31, 2004	February 1, 2003

Land and buildings	$30,944	$31,075
Leasehold improvements	89,196	73,993
Technology equipment	26,994	23,706
Machinery and equipment	24,319	24,801
Furniture and fixtures	94,689	94,851
Construction in progress	6,009	7,540

	272,151	255,966
Allowances for depreciation and amortization	(186,603)	(171,153)

	$85,548	$84,813

Useful lives of property and equipment are as follows:

Buildings	15-30 years
Leasehold improvements	5-20 years
Technology equipment	3-5 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

Selling and administrative expenses include charges for impaired assets of $2.7 million, $1.7 million and $0.9 million, which were recognized in fiscal 2003, 2002 and 2001, respectively. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

9.	LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Long-term debt, including capitalized lease obligations, net of unamortized discounts, consisted of the following:

($ thousands)	January 31, 2004	February 1, 2003

Revolving Credit Agreement, maturing in 2006	$100,000	$100,000
7.36% Senior Notes	—	10,000
7.15% Debentures	—	10,000
Capitalized lease obligations	—	3,493

	$100,000	$123,493

In December 2001, the Company entered into a five-year, secured $350 million revolving bank credit agreement. The amount that can be borrowed under this agreement is based on Availability, which is the sum of eligible accounts receivable and inventory less certain adjustments, less outstanding borrowings and letters of credit. If Availability falls below a certain level, the Company would be required to reclassify all outstanding borrowings under the Revolving Credit Agreement to a current liability. In addition, certain covenants would be triggered if Availability were to fall below specified levels, including fixed charge coverage requirements if Availability falls below $35 million and default if Availability falls below $25 million. The agreement includes certain other covenants and restrictions. Interest on borrowings under the credit agreement is at variable rates based on the LIBOR rate or the base rate, as defined. There is a fee payable on the unused amount of the facility.

At January 31, 2004, the Company had $119.5 million of borrowings outstanding and $18.2 million in letters of credit outstanding under the revolving bank credit agreement. Total additional borrowing Availability was approximately $134 million at the end of 2003. Of these borrowings, $100 million has been classified as long-term on the balance sheet, as the Company does not expect these to be repaid in fiscal 2004. The Company has interest rate swap agreements, with notional amounts of $50 million expiring in each of October 2004 and October 2006,

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

that convert variable rate interest payable on $100 million of long-term borrowings under the revolving credit agreement to a fixed rate of 6.88%. See Note 11 for further information related to the interest rate swap agreements. The other $19.5 million of borrowings under the revolving bank credit agreement (classified as short-term notes payable on the balance sheet) has an average interest rate of 4.25%.

The revolving bank credit agreement is secured by accounts receivable and inventory of the Company and its wholly-owned domestic and Canadian subsidiaries.

The maximum amount of short-term borrowings under the current revolving bank credit arrangement at the end of any month was $53.0 million in 2003 and $82.6 million in 2002. The average daily short-term borrowings during the year were $16.9 million in 2003 and $34.6 million in 2002. The weighted average short-term interest rates approximated 3.8% in 2003 and 4.5% in 2002.

Cash payments of interest for fiscal 2003, 2002 and 2001 were $10.2 million, $12.9 million and $23.2 million, respectively.

In the fourth quarter of fiscal 2003, the Company redeemed its capitalized lease obligation of $3.5 million, which was scheduled to mature in October 2009.

In January 2002, the Company redeemed its 9.5% $100 million notes scheduled to mature in 2006. The call premium and the write-off of deferred debt issuance expenses associated with this debt and the Company’s previous revolving credit agreement totaled $7.6 million.

10.	LEASES

The Company leases all of its retail locations and certain office locations, distribution centers and equipment. The minimum lease terms for our retail stores generally range from five to ten years. The term of the leases for the office facilities and distribution centers averages approximately 20 years. Approximately one-half of the retail store leases are subject to renewal options for varying periods. The office and distribution centers have renewal options of 15 to 20 years. In addition to minimum rental payments, certain of the retail store leases require contingent payments based on sales levels.

Rent expense for operating leases was:

($ thousands)	2003	2002	2001

Minimum payments	$118,804	$115,303	$108,729
Contingent payments	469	699	1,233

	$119,273	$116,002	$109,962

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at January 31, 2004:

($ thousands)

2004	$118,180
2005	100,031
2006	83,953
2007	69,741
2008	55,605
Thereafter	133,132

Total minimum operating lease payments	$560,642

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, primarily foreign exchange contracts and interest rate swaps, to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. These derivatives, designated as cash flow hedges, are used to hedge the procurement of footwear from foreign countries and the

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

variability of cash flows paid on variable rate debt. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements are, however, major international financial institutions, and the risk of loss due to nonperformance is believed to be minimal.

The Company enters into foreign exchange instruments, designated as cash flow hedges, to hedge foreign currency transactions primarily related to the purchase of inventory, as well as to fund foreign office expenses and royalty income denominated in foreign currencies. The Company enters into instruments that mature at the same time the transactions denominated in the same currency are scheduled or expected to occur. The term of the instruments is generally less than one year. As such, the unrealized gains or losses associated with these instruments are deferred and recognized in other comprehensive income until such time as the hedged item affects earnings. Continuous monitoring of the outstanding instruments is performed, and if some portion of the instruments is deemed ineffective, the changes in fair value are immediately recognized in earnings. Unrealized gains and losses on these instruments are included in other assets or other accrued expenses, as applicable, on the consolidated balance sheets. Gains and losses on these instruments are reclassified to net sales, cost of goods sold or selling and administrative expenses, consistent with the recognition in net earnings and classification of the underlying hedged transaction.

The Company’s outstanding derivative financial instruments related to foreign exchange risk consisted of the following:

(U.S. $ thousands)	January 31, 2004	February 1, 2003

Deliverable Financial Instruments
Euro	$ 9,800	$12,100
Canadian dollars	11,500	5,000
Japanese yen and other currencies	1,100	1,000

Non-Deliverable Financial Instruments
New Taiwanese dollars	2,400	5,200

	$24,800	$23,300

Unrealized gains related to these instruments, based on dealer-quoted prices, were $0.1 million and $0.8 million at January 31, 2004 and February 1, 2003, respectively. We expect to reclassify the unrealized gain of $0.1 million from other comprehensive income to net earnings in 2004.

At the end of 2003, the Company had interest rate swap agreements, expiring in October 2004 and October 2006, that convert variable rate interest payable on $100 million of long-term borrowings under its revolving bank credit agreement to a fixed rate of 6.88%. Unrealized losses on these swap agreements, based on order-quoted prices, were $4.5 million at January 31, 2004 and $6.2 million at February 1, 2003. Since the Company expects to hold the swap agreements and the related debt until maturity, the accumulated unrealized loss on the swap agreements will decline to zero over the remaining lives of the agreements.

During 2003 and 2002, changes in the fair value of derivatives, net of reclassifications from other comprehensive income to earnings, resulted in a decrease in other comprehensive income of $0.7 million and $2.8 million, net of taxes, respectively. The Company reclassified $1.9 million and $1.5 million of expense into net earnings from Other Comprehensive Income in 2003 and 2002, respectively. During 2003 and 2002, ineffective hedges were not material.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial instruments at January 31, 2004 and February 1, 2003 are:

	January 31, 2004		February 1, 2003

	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value

Long-term debt, including current maturities	$100,000	$100,000	$123,493	$124,130

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

The fair value of the Company’s long-term debt was based upon the borrowing rates available to the Company at January 31, 2004 and February 1, 2003, as applicable, for financing arrangements with similar terms and maturities.

Carrying amounts reported on the balance sheets for cash, cash equivalents, receivables and notes payable approximate fair value due to the short-term maturity of these instruments.

13.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to significant concentration of credit risk consisted primarily of cash, cash equivalents and trade accounts receivable.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. The financial institutions are located throughout the world, and the Company’s policy is designed to limit exposure to any one institution or geographic region. The Company’s periodic evaluations of the relative credit standing of these financial institutions are considered in the Company’s investment strategy.

The Company’s footwear wholesaling businesses sell primarily to department stores, mass merchandisers and independent retailers across the United States and Canada. Receivables arising from these sales are not collateralized; however, a portion is covered by documentary letters of credit. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

14.	COMMITMENTS AND CONTINGENCIES

Environmental Remediation

The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. During fiscal 2003, 2002 and 2001, the Company incurred charges of $0.8 million, $4.1 million and $1.4 million, respectively, related to this remediation. The total anticipated future cost of remediation activities at January 31, 2004 is $8.2 million and is accrued within other accrued expenses and other liabilities, but the ultimate cost may vary. The cumulative costs incurred through January 31, 2004 are $12.5 million.

The Company assesses future recoveries from insurance companies related to remediation costs by estimating a range of probable recoveries and recording the low end of the range. Recoveries from other responsible parties are recorded when a contractual agreement is reached. As of January 31, 2004, recorded recoveries totaled $4.8 million and are recorded in other noncurrent assets on the consolidated balance sheet. $4.5 million of the recorded recoveries are expected from certain insurance companies as indemnification for amounts spent for remediation associated with the Redfield site. The insurance companies are contesting their indemnity obligations, and the Company has sued its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. The Company believes insurance coverage in place entitles it to reimbursement for more than the recovery recorded. The Company believes the recorded recovery is supported by the fact the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurers have offered to settle these claims. The Company is unable to estimate the ultimate recovery from the insurance carriers, but is pursuing resolution of its claims.

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 20 years. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills.

Based on information currently available, the Company had an accrued liability of $10.4 million as of January 31, 2004, to complete the cleanup, maintenance and monitoring at all sites. Of the $10.4 million liability, $2.3 million is

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

included in other accrued expenses and $8.1 million is included in other liabilities in the consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts; however, the Company is not able to determine a range of possible additional costs, if any.

While the Company currently does not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.

Litigation

In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company’s subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company has recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. The total pretax charge recorded for these matters in the fourth quarter of fiscal 2003 was $3.1 million ($2.0 million after tax). Several of these matters are still pending before the court, and the ultimate outcome and cost to the Company may vary.

As described above in “Environmental Remediation,” the Company has filed suit against its insurance carriers and is seeking recovery of certain defense costs, indemnity for the costs incurred for remediation related to the Redfield site and for the damages awarded in the class action, and other related damages.

The Company also is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a materially adverse effect on the Company’s results of operations or financial position. All legal costs associated with litigation are expensed as incurred.

Other

The Company is a guarantor of an Industrial Development Bond financing of $3.5 million for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed this obligation. This financing is scheduled to be paid annually beginning in 2004 through 2009.

The Company is contingently liable for lease commitments of approximately $12 million in the aggregate, which primarily relate to the Cloth World and Meis specialty retailing chains, which were sold in prior years.

In order for the Company to incur any liability related to these guarantees and lease commitments, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

15.	COMMON STOCK

The Company’s common stock has a par value of $3.75 per share, and 100,000,000 shares are authorized. At January 31, 2004 and February 1, 2003, there were 18,076,589 shares and 17,682,682 shares outstanding, net of 3,929,308 and 4,323,215 shares held in treasury, respectively. The stock is listed and traded on the New York and Chicago Stock Exchanges (symbol BWS).

The Company has a Shareholder Rights Plan under which each outstanding share of the Company’s common stock carries one Common Stock Purchase Right. The rights may only become exercisable under certain circumstances involving acquisition of the Company’s common stock by a person or group of persons without the prior written consent of the Company. Depending on the circumstances, if the rights become exercisable, the holder may be entitled to purchase shares of the Company’s common stock or shares of common stock of the acquiring person at discounted prices. The rights will expire on March 18, 2006 unless they are earlier exercised, redeemed or exchanged.

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

16.	STOCK OPTION AND SHARE-BASED PLANS

The Company has stock option, stock appreciation, restricted stock and stock performance plans under which certain officers, employees and members of the Board of Directors are participants.

Stock Options and Stock Appreciation Units

All stock options are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. Stock appreciation units also have been granted in tandem with certain options. Such units entitle the participant to receive an amount, in cash and/or stock, equal to the difference between the current market value of a share of stock at the exercise date and the option price of such share of stock. The options and appreciation units generally become exercisable one year from the date of grant at a rate of 25% per year and are exercisable for up to ten years from the date of grant. Since the stock appreciation rights are issued in tandem with stock options, the exercise of either cancels the other. Variable plan accounting is used to determine compensation expense related to stock appreciation units. Such expense is recorded over the period the units vest and is remeasured at the end of each reporting period based on the current market price of the Company’s stock on that date and the expected number of such units to be exercised. The ultimate measure of compensation expense will be based on the market price of the Company’s stock on the date the stock appreciation unit is exercised. As of January 31, 2004, 1,136,958 additional shares of common stock were available to be granted in the form of options, restricted stock or stock performance units.

The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options instead of the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.3%, 4.9% and 5.1%; dividend yields of 1.3%, 2.2% and 2.4%; volatility factors of the expected market price of the Company’s common stock of 0.46, 0.47 and 0.45; and a weighted average expected life of the option of seven years. The weighted average fair value of options granted during 2003, 2002 and 2001 was $13.70, $8.13 and $7.04 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is presented in Note 1.

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

The following summary sets forth the Company’s stock option and stock appreciation rights activity for the three years ended January 31, 2004:

			Weighted
		Number of	Average
	Number of	Appreciation	Exercise
	Option Shares	Units	Price

Outstanding February 3, 2001	2,186,425	217,033	$18
Granted	112,200	—	17
Exercised	(160,321)	(59,816)	14
Terminated	(323,804)	(6,556)	16

Outstanding February 2, 2002	1,814,500	150,661	16
Granted	454,750	—	18
Exercised	(172,000)	—	14
Terminated	(215,500)	(57,015)	16

Outstanding February 1, 2003	1,881,750	93,646	16
Granted	366,500	—	27
Exercised	(326,557)	—	15
Terminated	(19,250)	(13,963)	18

Outstanding January 31, 2004	1,902,443	79,683	$18

Following is a summary of stock options outstanding as of January 31, 2004, which have exercise prices ranging from $10 to $38:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
Range of Exercise Prices	Options	Price	Life (Years)

Options Outstanding
$10 — $15	455,368	$11	5
$15 — $18	413,900	17	5
$18 — $23	617,575	19	7
$23 — $38	415,600	27	8

	1,902,443	$18	6

Options Exercisable
$10 — $15	375,420	$12	5
$15 — $18	364,400	17	4
$18 — $23	352,519	20	6
$23 — $38	52,100	28	1

	1,144,439	$16	5

At February 1, 2003, 1,162,688 options with a weighted average exercise price of $17 were exercisable. At February 2, 2002, 1,133,644 options with a weighted average exercise price of $17 were exercisable.

Restricted Stock Plan

Under the Company’s restricted stock plan, common stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during an eight-year period whereby the restrictions lapse on 50% of these shares after four years, 25% after six years and the remaining 25% after eight years. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders’ equity and subsequently amortized to expense over the eight-year restriction period. In fiscal 2003, 2002 and 2001, net shares granted were 75,825, 38,000 and 29,750, respectively. Compensation expense related to these shares was $0.8 million, $0.7 million and $1.0 million in 2003, 2002 and 2001, respectively.

Stock Performance Plan

Under the Company’s stock performance plan, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Compensation expense is

Notes to Consolidated Financial Statements (continued)

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

recorded over the performance period based on the anticipated number of shares to be awarded. Compensation expense for performance shares was $4.0 million in 2003 and $1.3 million in 2002. In fiscal 2001, projections indicated there would be no awards at the end of the performance periods for grants made in 2001 and prior years. Accordingly, accrued expenses for those plans were reversed, resulting in income in 2001 of $0.8 million.

17.	QUARTERLY FINANCIAL DATA (Unaudited)

	Quarters

	First	Second	Third	Fourth
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)

2003
Net sales	$446,444	$458,384	$493,433	$433,847
Gross profit	185,127	187,865	204,712	180,962
Net earnings	9,003	11,556	21,200	5,135
Per share of common stock:
Net earnings — basic	0.51	0.66	1.19	0.29
Net earnings — diluted	0.49	0.62	1.13	0.27
Dividends paid	0.10	0.10	0.10	0.10
Market value:
High	30.36	31.75	36.25	39.73
Low	25.10	25.00	28.30	31.85

2002
Net sales	$446,738	$456,255	$486,318	$452,132
Gross profit	180,606	177,837	198,637	183,709
Net earnings	7,633	7,169	21,022	9,348
Per share of common stock:
Net earnings — basic	0.44	0.41	1.21	0.54
Net earnings — diluted	0.43	0.40	1.18	0.51
Dividends paid	0.10	0.10	0.10	0.10
Market value:
High	21.36	28.10	22.45	29.39
Low	14.81	19.20	13.80	19.66

Note 1:	Net earnings for the fourth quarter of fiscal 2003 include special charges of $2.0 million for costs of the Redfield litigation and $2.7 million for closing the Company’s last remaining footwear manufacturing facility.

Note 2:	Net earnings for the fourth quarter of fiscal 2002 include $1.2 million of recoveries related to charges recorded in fiscal 2001 for Naturalizer Retail and severance.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

($ thousands)	Col. A.	Col. B	Col. C	Col. D		Col. E

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts-	Deductions		End of
	of Period	Expenses	Describe	Describe		Period

YEAR ENDED JANUARY 31, 2004
Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$6,674	$24,587		$25,362	(A)	$5,899
Inventory valuation allowances	18,966	44,212		47,275	(B)	15,903

YEAR ENDED FEBRUARY 1, 2003
Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$5,605	$21,615		$20,546	(A)	$6,674
Inventory valuation allowances	36,704	42,772		60,510	(B)	18,966

YEAR ENDED FEBRUARY 2, 2002
Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$5,863	$18,691		$18,949	(A)	$5,605
Inventory valuation allowances	20,929	69,657		53,882	(B)	36,704

(A)	Accounts written off, net of recoveries, discounts and allowances taken.
(B)	Adjustment upon disposal of related inventories.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

It is the Chief Executive Officer’s and Chief Financial Officer’s ultimate responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly, quarterly and annual results, an established system of internal controls and internal control reviews by the Company’s internal auditors.

As of the end of the Company’s fiscal year, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls were effective. There have been no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that occurred during the quarter ended January 31, 2004 that has materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

It should be noted that while our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company is set forth under the caption “Election of Directors (Proxy Item No. 1)” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2004, which information is incorporated herein by reference. Information regarding Executive Officers of the Company is included in Part I of this Form 10-K, and is incorporated herein by reference.

Information regarding Section 16 Beneficial Ownership Reporting Compliance is set forth under the caption “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2004, which information is incorporated herein by reference.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Information regarding the Audit Committee and the Audit Committee Financial Expert is set forth under the captions “Board Meetings and Committees” and “Audit Committee,” respectively, in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2004, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics is set forth under the caption “Corporate Governance” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2004, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions “Executive Compensation,” “Employment and Severance Agreements,” “Retirement Plans,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2004, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding Company Stock Ownership by Directors and Officers is set forth under the caption “Stock Ownership by Directors and Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2004, which information is incorporated herein by reference.

Information regarding the Principal Holders of Our Stock is set forth under the caption “Principal Holders of Our Stock” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2004, which information is incorporated herein by reference.

Equity Compensation Plan Information:

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 31, 2004:

Number of securities remaining
	Number of securities to	Weighted average	available for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,136,943	$18.46	1,136,958

Equity compensation plans not approved by security holders	—	—	—

Total	2,136,943	$18.46	1,136,958

(1)	Included in column (a) are 234,500 rights to receive common shares that have been awarded under the Company’s stock performance plan at the target level. The maximum amount of shares that may be issued under these stock performance awards is 469,000 and the minimum is zero, depending on the accomplishment of certain objectives by the end of fiscal 2004 and 2005. These rights were disregarded for purposes of computing the weighted average exercise price in column (b).

Information regarding stock option and share-based plans is set forth in Note 16 of the consolidated financial statements and is hereby incorporated by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our Principal Accountant Fees and Services is set forth under the caption “Independent Auditors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2004, which information is incorporated herein by reference.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) and (2) The list of financial statements and Financial Statement Schedules required by this item is included in Item 8.
(a)	(3) Exhibits

Exhibit
No.:		Description

3.	(a)	Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
	(b)	Bylaws of the Company as amended through February 5, 2004, filed herewith.
4.	(a)	Rights Agreement dated as of March 7, 1996 between the Company and First Chicago Trust Company of New York, which includes as Exhibit A the form of Rights Certificate evidencing the Company’s Common Stock Purchase Rights, incorporated herein by reference to the Company’s Form 8-K dated March 8, 1996.
	(a)(i)	Amendment to Rights Agreement between Brown Shoe Company, Inc. and First Chicago Trust Company of New York, dated as of July 8, 1997, effective August 11, 1997, incorporated herein by reference to the Company’s Form 8-K for the quarter ended August 8, 1997.
	(a)(ii)	Second Amendment to Rights Agreement between Brown Shoe Company, Inc., First Chicago Trust Company of New York and EquiServe Trust Company, N.A., dated and effective as of December 6, 2001, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended November 3, 2001.
	(b)	Credit Agreement dated as of December 20, 2001, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company’s Form 8-K dated January 3, 2002.
	(b)(i)	First Amendment to Credit Agreement, dated as of January 19, 2002, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company’s Form 10-K for the year ended February 2, 2002.
	(b)(ii)	Second Amendment to Credit Agreement, dated as of February 5, 2002, between the Company as Borrower, Bank of America, National Association, as administration agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company’s Form 10-K for the year ended February 2, 2002.
	(b)(iii)	Third Amendment to Credit Agreement, dated as of June 17, 2003, between the Company, as Borrower, Bank of America, National Association, as administrative agent, Fleet Retail Finance, Inc., as syndication agent, and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended August 2, 2003.
10.	(a)*	Fourth Amendment to the Brown Group, Inc. Executive Retirement Plan, amended and restated as of January 1, 1998, incorporated herein by reference to the Company’s Form 10-K for the year ended January 29, 2000.
	(a)(i)*	Fifth Amendment to the Brown Group, Inc. Executive Retirement Plan, dated January 7, 2000, incorporated herein by reference to the Company’s Form 10-K for the year ended January 29, 2000.
	(b)*	Stock Option and Restricted Stock Plan of 1987, as amended, incorporated herein by reference to Exhibit 3 to the Company’s definitive proxy statement dated April 26, 1988.
	(c)*	Stock Option and Restricted Stock Plan of 1994, as amended, incorporated herein by reference to Exhibit 3 to the Company’s definitive proxy statement dated April 17, 1996.
	(d)*	Stock Option and Restricted Stock Plan of 1998, incorporated herein by reference to Exhibit 2 to the Company’s definitive proxy statement dated April 24, 1998.
	(e)*	Incentive and Stock Compensation Plan of 1999, incorporated herein by reference to Exhibit 2 to the Company’s definitive proxy statement dated April 26, 1999.
	(e)(i)*	Amendment to Incentive and Stock Compensation Plan of 1999, dated May 27, 1999, incorporated herein by reference to the Company’s Form 10-K for the year ended January 29, 2000.
	(e)(ii)*	First Amendment to the Incentive and Stock Compensation Plan of 1999, dated January 7, 2000, incorporated herein by reference to the Company’s Form 10-K for the year ended January 29, 2000.
	(f)*	Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit C to the Company’s definitive proxy statement dated April 16, 2002.
	(g)*	Employment Agreement, dated October 5, 2000 between the Company and Ronald A. Fromm, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended October 28, 2000.
	(h)*	Severance Agreement, dated January 21, 2002 between the Company and Joseph W. Wood, incorporated herein by reference to the Company’s Form 10-K for the year ended February 1, 2003.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

Exhibit
No.:		Description

	(i)*	Severance Agreement, dated October 5, 2000, between the Company and Gary M. Rich, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended October 28, 2000.
	(j)*	Severance Agreement, dated October 5, 2000 between the Company and David H. Schwartz, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended October 28, 2000.
	(k)*	Severance Agreement, dated October 5, 2000 between the Company and Andrew M. Rosen, incorporated herein by reference to the Company’s Form 10-K for the year ended February 2, 2002.
	(l)*	Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to the Company’s Form 10-K for the year ended January 29, 2000.
	(m)*	Brown Shoe Company, Inc. Deferred Compensation Plan effective February 1, 2003, incorporated by reference to the Company’s Form 10-K for the year ended February 1, 2003.
	(n)*	Form of Restricted Stock Agreement, dated May 22, 2003, between the Company and each of the Company’s Non-Employee Directors, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 3, 2003.
21.		Subsidiaries of the registrant.
23.		Consent of Independent Auditors.
24.		Power of attorney (contained on signature page).
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed a current report on Form 8-K dated November 6, 2003, furnishing information under Item 12, which announced October retail sales and confirmed earnings guidance for third quarter and full year.

The Company filed a current report on Form 8-K dated November 19, 2003, furnishing information under Item 12, which announced the Company’s third quarter results for fiscal 2003 and certain forward-looking guidance.

The Company filed a current report on Form 8-K dated December 8, 2003, furnishing information under Item 9, which announced that members of its executive management team would be speaking with financial analysts during the “FFANY” footwear show in New York City on December 8-10, 2003.

The Company filed a current report on Form 8-K dated December 9, 2003, furnishing information under Item 9, which announced its plans to close its Perth, Ontario, manufacturing facility by early March 2004.

The Company filed a current report on Form 8-K dated December 9, 2003, furnishing information under Item 9, which announced a jury verdict in the class action lawsuit related to environmental impacts in a neighborhood near a former Company plant.

The Company filed a current report on Form 8-K dated January 8, 2004, furnishing information under Item 12, which announced December retail sales and confirmed earnings guidance for fiscal 2003.

The Company filed a current report on Form 8-K dated January 9, 2004, furnishing information under Item 9, which announced that members of its executive management team would be speaking with financial analysts and investors on January 9, 2004 at the Sidoti & Company “Emerging Growth Institutional Investor Forum” and on January 15, 2004 at the “ICR X-Change Leisure and Lifestyle Conference.”

The Company filed a current report on Form 8-K dated February 4, 2004, furnishing information under Item 12, which announced January and fourth quarter retail sales and confirmed fiscal 2003 earnings guidance.

The Company filed a current report on Form 8-K dated February 10, 2004, furnishing information under Item 9, which announced that members of its executive management team would be speaking with financial analysts during the annual WSA trade show during February 10-13, 2004.

The Company filed a current report on Form 8-K dated February 25, 2004 furnishing information under Item 12, which announced the Company’s fourth quarter and fiscal 2003 results as well as earnings expectations for first quarter and full year 2004.

(c)	Exhibits:

See Item 15(a)(3) above. On request, copies of any exhibit will be furnished to shareholders upon payment of the Company’s reasonable expenses incurred in furnishing such exhibits.

(d)	Financial Statement Schedules:

See Item 8 above.

*	Denotes management contract or compensatory plan arrangements.

BROWN SHOE COMPANY, INC.	2003 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN SHOE COMPANY, INC. By: /s/ ANDREW M. ROSEN Andrew M. Rosen, Senior Vice President, Chief Financial Officer and Treasurer

Date: April 13, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 13, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ RONALD A. FROMM Ronald A. Fromm	Chairman of the Board of Directors and Chief Executive Officer and on behalf of the Company as Principal Executive Officer

/s/ ANDREW M. ROSEN Andrew M. Rosen	Senior Vice President, Chief Financial Officer and Treasurer as Principal Financial Officer

/s/ RICHARD C. SCHUMACHER Richard C. Schumacher	Senior Vice President and Chief Accounting Officer and on behalf of the Company as Principal Accounting Officer

/s/ JOSEPH L. BOWER Joseph L. Bower	Director

/s/ JULIE C. ESREY Julie C. Esrey	Director

/s/ RICHARD A. LIDDY Richard A. Liddy	Director

/s/ JOHN PETERS MACCARTHY John Peters MacCarthy	Director

/s/ PATRICIA G. MCGINNIS Patricia G. McGinnis	Director

/s/ W. PATRICK MCGINNIS W. Patrick McGinnis	Director

/s/ JERRY E. RITTER Jerry E. Ritter	Director

/s/ HAL J. UPBIN Hal J. Upbin	Director