Form 10-Q
period 2004-05-01
BROWN SHOE CO INC
filed 2004-06-08
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 1, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  [X]    No [  ]

As of May 29, 2004, 18,171,166 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	May 1, 2004	May 3, 2003	January 31, 2004
Assets
Current Assets
Cash and cash equivalents	$66,422	$40,025	$55,657
Receivables	88,072	64,753	81,930
Inventories	366,902	369,237	376,210
Prepaid expenses and other current assets	19,275	24,450	15,888
Total current assets	540,671	498,465	529,685

Other assets	83,851	83,723	83,692
Goodwill and intangible assets, net	20,222	18,931	20,405

Property and equipment	277,667	261,402	272,151
Allowances for depreciation and amortization	(191,854)	(176,030)	(186,603)
Total property and equipment	85,813	85,372	85,548
Total assets	$730,557	$686,491	$719,330

Liabilities and Shareholders' Equity
Current Liabilities
Notes payable	$43,000	$24,500	$19,500
Trade accounts payable	100,902	108,974	116,677
Accrued expenses	90,489	82,484	96,707
Income taxes	5,189	8,450	2,960
Current maturities of long-term debt	-	20,000	-
Total current liabilities	239,580	244,408	235,844

Other Liabilities
Long-term debt and capitalized lease obligations	100,000	103,493	100,000
Other liabilities	27,756	31,109	28,358
Total other liabilities	127,756	134,602	128,358

Shareholders' Equity
Common stock	68,002	66,745	67,787
Additional capital	64,851	52,051	62,772
Unamortized value of restricted stock	(3,648)	(2,853)	(3,408)
Accumulated other comprehensive loss	(5,651)	(8,872)	(4,934)
Retained earnings	239,667	200,410	232,911
Total shareholders' equity	363,221	307,481	355,128
Total liabilities and shareholders' equity	$730,557	$686,491	$719,330
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 1, 2004	May 3, 2003

Net sales	$491,832	$446,444
Cost of goods sold	292,468	261,317
Gross profit	199,364	185,127
Selling and administrative expenses	184,447	169,790
Operating earnings	14,917	15,337
Interest expense	2,479	2,906
Interest income	(126)	(96)
Earnings before income taxes	12,564	12,527
Income tax provision	(3,997)	(3,524)
Net earnings	$8,567	$9,003

Basic net earnings per common share	$0.48	$0.51

Diluted net earnings per common share	$0.45	$0.49

Dividends per common share	$0.10	$0.10
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 1, 2004	May 3, 2003

Operating Activities:
Net earnings	$8,567	$9,003
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	5,767	6,121
Amortization	4	4
Share-based compensation expense	1,405	1,039
Loss on disposal of facilities and equipment	315	348
Impairment charges for facilities and equipment	409	350
Provision for (recoveries from) doubtful accounts	(167)	161
Changes in operating assets and liabilities:
Receivables	(5,975)	17,572
Inventories	9,308	23,347
Prepaid expenses and other current assets	(3,387)	(3,472)
Trade accounts payable and accrued expenses	(21,993)	(39,400)
Income taxes	2,229	3,098
Other, net	(1,121)	1,565
Net cash provided (used) by operating activities	(4,639)	19,736

Investing Activities:
Capital expenditures	(7,049)	(6,856)
Other	115	125
Net cash used by investing activities	(6,934)	(6,731)

Financing Activities:
Increase (decrease) in short-term notes payable	23,500	(4,500)
Proceeds from stock options exercised	649	1,174
Dividends paid	(1,811)	(1,775)
Net cash provided (used) by financing activities	22,338	(5,101)
Increase in cash and cash equivalents	10,765	7,904
Cash and cash equivalents at beginning of period	55,657	32,121
Cash and cash equivalents at end of period	$66,422	$40,025
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Note 1.	Basis of Presentation

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

Certain prior period amounts on the condensed consolidated balance sheets, statements of earnings and statements of cash flows have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

The Company's business is subject to seasonal influences, particularly the back-to-school selling season at Famous Footwear which falls in the Company's third quarter. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

Note 2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended May 1, 2004 and May 3, 2003:

	Thirteen Weeks Ended
($ thousands, except per share data)	May 1, 2004	May 3, 2003

NUMERATOR
Net earnings	$8,567	$9,003

DENOMINATOR (thousand shares)
Denominator for basic earnings per common share	17,841	17,510
Dilutive effect of unvested restricted stock and stock options	1,078	883
Denominator for diluted earnings per common share	18,919	18,393

Basic earnings per common share	$0.48	$0.51

Diluted earnings per common share	$0.45	$0.49

Options to purchase 236,167 and 38,745 shares of common stock at May 1, 2004 and May 3, 2003, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 3.	Comprehensive Income

Comprehensive Income includes changes in equity related to foreign currency translation adjustments and unrealized gains/losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from Net Earnings to Comprehensive Income for the periods ended May 1, 2004 and May 3, 2003:

	Thirteen Weeks Ended
($ Thousands)	May 1, 2004	May 3, 2003

Net Earnings	$8,567	$9,003

Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustment	(1,310)	2,697
Unrealized gains (losses) on derivative instruments	102	(767)
Net loss reclassified into earnings	491	345

	(717)	2,275

Comprehensive Income	$7,850	$11,278

Note 4.	Business Segment Information

Applicable business segment information is as follows for the periods ended May 1, 2004 and May 3, 2003:

($ thousands)	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended May 1, 2004

External Sales	$272,124	$171,545	$45,331	$2,832	$491,832
Intersegment Sales	-	38,378	-	-	38,378
Operating earnings (loss)	12,384	12,805	(2,220)	(8,052)	14,917
Operating segment assets	329,856	197,855	70,730	132,116	730,557

Thirteen Weeks Ended May 3, 2003

External Sales	$261,115	$140,985	$42,834	$1,510	$446,444
Intersegment Sales	-	32,401	-	-	32,401
Operating earnings (loss)	10,582	13,012	(1,356)	(6,901)	15,337
Operating segment assets	353,661	153,945	73,718	105,167	686,491

The "Other" segment includes Corporate administrative and other expenses, which are not allocated to the operating units, and the Company's investment in its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company.

Effective February 1, 2004, the Company began accounting for its Irish financing subsidiary, Brown Group Dublin Limited, which holds cash earned offshore other than in Canada, within the Other segment. Brown Group Dublin Limited had previously been accounted for within the Wholesale Operations segment. Prior year amounts have been reclassified to conform to current year presentation. This reclassification had no effect on operating earnings, but resulted in a transfer of assets of $57.9 million and $34.3 million in 2004 and 2003, respectively, to the "Other" segment.

Note 5.	Restructuring Reserves

Closure of Canadian Manufacturing Facility

In the fourth quarter of fiscal year 2003, the Company announced the closing of its last Canadian footwear manufacturing facility located in Perth, Ontario, and recorded a pretax charge of $4.5 million, the components of which were as follows:

    Severance and benefit costs for approximately 300 factory employees - $2.3 million
    Inventory markdowns to liquidate factory inventory - $1.6 million
    Cost to buy out leases prior to their normal expiration date - $0.6 million
Following is a summary of the activity in the reserve, by category of costs:

($ millions)	Employee Severance	Inventory Markdowns	Lease Buyouts	Total
Original charge and reserve balance	$2.3	$1.6	$0.6	$4.5
Adjustments	(0.3)	0.4	(0.1)	-
Expenditures in quarter ending May 1, 2004	(1.8)	(2.0)	(0.1)	(3.9)
Reserve balance May 1, 2004	$0.2	$-	$0.4	$0.6

The Company anticipates that the restructuring activities associated with the closure of the Canadian manufacturing facility will be substantially completed during the second fiscal quarter of 2004.

Note 6.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	May 1, 2004	May 3, 2003	January 31, 2004

Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	10,241	10,255	10,245
Naturalizer Retail	5,117	4,947	5,296
Other	1,335	200	1,335
	$20,222	$18,931	$20,405

The change between periods for the Naturalizer Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment from May 3, 2003 to May 1, 2004 of $1.1 million reflects the acquisition of additional shares of Shoes.com Inc. by the Company.

Note 7.	Share-Based Compensation

As of May 1, 2004, the Company had four share-based compensation plans, which are described more fully in Note 16 of the Company's Annual Report on Form 10-K for the year ended January 31, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recognized in net earnings for stock appreciation units, stock performance plans and restricted stock grants. No share-based employee compensation cost is reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock options outstanding:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 1, 2004	May 3, 2003

Net earnings, as reported	$8,567	$9,003
Add: Total share-based employee compensation expense included in reported net earnings, net of related tax effect	913	675
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,654)	(1,272)
Pro forma net earnings	$7,826	$8,406
Earnings per share:
Basic - as reported	$0.48	$0.51
Basic - pro forma	0.44	0.48
Diluted - as reported	0.45	0.49
Diluted - pro forma	0.41	0.46

The Company issued 57,190 and 115,806 shares of common stock, respectively, for the periods ended May 1, 2004 and May 3, 2003 for stock options exercised and restricted stock grants.

Note 8.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit cost (income) for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003

Service cost	$1,383	$1,283	$-	$-
Interest cost	2,103	1,978	63	75
Expected return on assets	(3,608)	(3,601)	-	-
Amortization of:
Actuarial (gain) loss	78	78	(50)	(50)
Prior service costs	75	75	-	(25)
Net transition assets	(43)	(39)	-	-
Settlement cost	-	-	-	-
Total net periodic benefit cost (income)	$(12)	$(226)	$13	$-

Note 9.	Commitments and Contingencies

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. The total anticipated future cost of remediation activities at May 1, 2004 is $7.7 million and is accrued within other accrued expenses and other liabilities, but the ultimate cost may vary. The cumulative costs incurred through May 1, 2004 are $12.9 million.

The Company assesses future recoveries from insurance companies related to remediation costs by estimating a range of probable recoveries and recording the low end of the range. Recoveries from other responsible parties are recorded when a contractual agreement is reached. As of May 1, 2004, recorded recoveries totaled $4.8 million and are recorded in other noncurrent assets on the consolidated balance sheet. $4.5 million of the recorded recoveries are expected from certain insurance companies as indemnification for amounts spent for remediation associated with the Redfield site. The insurance companies are contesting their indemnity obligations, and the Company has sued its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. The Company believes insurance coverage in place entitles it to reimbursement for more than the recovery recorded. The Company believes the recorded recovery is supported by the fact the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurers have offered to settle these claims. The Company is unable to estimate the ultimate recovery from the insurance carriers, but is pursuing resolution of its claims.

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

Based on information currently available, the Company had an accrued liability of $9.8 million as of May 1, 2004, to complete the cleanup, maintenance and monitoring at all sites. Of the $9.8 million liability, $2.3 million is included in other accrued expenses and $7.5 million is included in other liabilities in the consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

While the Company currently does not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company's subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company has recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. The total pretax charge recorded for these matters in the fourth quarter of fiscal 2003 was $3.1 million ($2.0 million after tax). The Company recorded an additional $0.6 million in expense in the first quarter of 2004, related to pretrial interest, to reflect the trial court's ruling extending the time period for which pre-judgment interest applied. In April 2004, the plaintiffs filed a motion for a new trial; the court has not yet ruled on that motion. Several other post-trial motions are still pending before the trial court and the ultimate outcome and cost to the Company may vary.

As described above in "Environmental Remediation," the Company has filed suit against its insurance carriers and is seeking recovery of certain defense costs, indemnity for the costs incurred for remediation related to the Redfield site and for the damages awarded in the class action, and other related damages.

The Company also is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on the Company's results of operations or financial position.

Other
The Company is a guarantor of an Industrial Development Bond financing of $3.5 million for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed this obligation. This financing is scheduled to be paid annually beginning in 2004 through 2009.

The Company is contingently liable for lease commitments of approximately $11 million in the aggregate, which primarily relate to the Cloth World and Meis specialty retailing chains, which were sold in prior years.

In order for the Company to incur any liability related to these guarantees and lease commitments, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Overall, we are pleased with our first quarter results, even though net earnings declined slightly from last year, as we increased sales, assimilated the Bass licensed footwear business and achieved improved results at Famous Footwear.

Consolidated net sales rose 10.2% to $491.8 million for the first quarter of fiscal 2004, as compared to $446.4 million for the first quarter of the prior year. Net earnings were $8.6 million for the quarter, or $0.45 per diluted share compared to $0.49 per diluted share for the first quarter of the prior year. Net earnings for the first quarter of 2004 include $3.3 million, pretax, or $0.11 per diluted share, of transition and assimilation costs related to the Bass license. On February 2, 2004, the Company entered into a long-term license agreement to sell Bass footwear.

Following is a summary of the more significant factors affecting our results in the first quarter of fiscal 2004:

  Famous Footwear achieved a 17.0% increase in operating earnings to $12.4 million, as a result of its same-store sales increase of 2.6% and a slight improvement in overall gross margins. These strong results are reflective of our efforts to reposition Famous Footwear to reach our target customer who purchases both more shoes and at regular price. To accomplish this, we have invested in talent, marketing, merchandising, systems, stores and vendor partnerships and have focused our efforts to ensure our merchandise mix is "trend current". While we have seen improvements in a number of areas within the business, we are still early in this repositioning process, but we believe we are poised to build upon our recent success as we approach the summer and back-to-school seasons. We also believe there is potential for substantial growth yet to be realized for the chain due to the opportunity to increase store productivity.
  The Wholesale segment achieved a 21.7% increase in sales to $171.5 million during the first quarter as compared to $141.0 million for the first quarter of the prior year. This sales improvement was due to approximately $15.3 million of sales of Bass footwear and sales gains within our private label, Dr. Scholl's and LifeStride lines, including some sandal shipments that typically ship in the second quarter. A portion of our sales gains in women's footwear resulted from our success in capitalizing on a new fashion cycle that is colorful and dressy. Operating earnings of $12.8 million during the first quarter of 2004 are down slightly from $13.0 million for the first quarter of last year due to Bass transition and assimilation costs of $3.3 million recognized during the quarter.
  Our Naturalizer Retail segment produced $45.3 million in net sales, a 5.8% increase compared to $42.8 million for the first quarter of the prior year. Same-store sales increased 4.1% in the United States, but declined 1.0% in Canada. The segment incurred an operating loss of $2.2 million in the first quarter of 2004 as compared to an operating loss of $1.4 million in the first quarter of the prior year. We are transitioning from domestically-produced footwear to higher-grade imported product in the Canadian market through the Company's worldwide sourcing network. The increased loss was due primarily to the same-store sales decline in Canada as we are focused on strengthening our Naturalizer Retail platform and expect to realize synergies as we integrate the Canadian and the United States organizations. We look to achieve improved performance in the fall.
  Our financial position continued to remain strong. As compared to the first quarter of the prior year, our debt-to-total capital ratio has improved to 28.2% from 32.5%, up slightly from the year-end ratio of 25.2%. Our current ratio of 2.3 to 1 continued to improve from 2.2 to 1 at year end and 2.0 to 1 at the end of the first quarter of the prior year.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 1, 2004		May 3, 2003
($ millions)		% of Net Sales		% of Net Sales
Net sales	$491.8	100.0%	$446.4	100.0%
Cost of goods sold	292.5	59.5%	261.3	58.5%
Gross profit	199.3	40.5%	185.1	41.5%
Selling & administrative expenses	184.4	37.5%	169.8	38.0%
Operating earnings	14.9	3.0%	15.3	3.5%
Interest expense	2.4	0.5%	2.9	0.7%
Interest income	(0.1)	0.0%	(0.1)	0.0%
Earnings before income taxes	12.6	2.5%	12.5	2.8%
Income tax provision	(4.0)	(0.8)%	(3.5)	(0.8)%
Net earnings	$8.6	1.7%	$9.0	2.0%

Net Sales
Net sales increased $45.4 million, or 10.2%, to $491.8 million in the first quarter of 2004 as compared to $446.4 million in the first quarter of the prior year. This increase is primarily attributable to the following factors. First, the acquisition of the Bass footwear license at the beginning of fiscal 2004 contributed $15.3 million of sales during the first quarter. Second, in addition to the incremental Bass business, the Wholesale segment achieved $15.0 million of sales gains within our private label, Dr. Scholl's and LifeStride lines, including some sandal shipments that typically ship in the second quarter. Third, Famous Footwear delivered an additional $11.0 million in net sales, driven by a 2.6% same-store sales increase and sales growth from new stores.

Gross Profit
Gross profit increased $14.2 million, or 7.7%, to $199.3 million for the first quarter of 2004 as compared to $185.1 million in the first quarter of the prior year. This increase is primarily driven by the 10.2% increase in net sales. However, as a percent of sales, our gross margin percentage declined from 41.5% in the first quarter of the prior year to 40.5% in the first quarter of 2004 as a result of a greater mix of wholesale sales, which carry a lower gross margin rate than our retail sales.

Selling and Administrative Expenses
Selling and administrative expenses increased $14.6 million, or 8.6%, to $184.4 million for the first quarter of 2004 as compared to $169.8 million in the first quarter of the prior year. This increase is attributable to both transition and assimilation costs related to the Bass footwear line of approximately $3.3 million and to our investments in talent, systems, and infrastructure to position the Company for future growth. Although selling and administrative costs have increased in absolute dollars, they have declined as a percent of sales due to the effective leveraging of our increase in net sales.

Interest Expense
Interest expense decreased $0.5 million, or 14.7%, to $2.4 million in the first quarter of 2004 as compared to $2.9 million in the first quarter of the prior year. While average daily borrowings are relatively consistent with the first quarter of the prior year, our average interest rate declined.

Income Tax Provision
Our consolidated effective tax rate was 31.8% in the first quarter of 2004 as compared to 28.1% in the first quarter of the prior year, reflecting a greater projected annual mix of domestic income. We do not provide deferred taxes on unremitted foreign earnings, as it is our intention to reinvest those earnings indefinitely or to repatriate the earnings only when it is tax-advantageous to do so.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 1, 2004		May 3, 2003
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$272.1	100.0%	$261.1	100.0%
Cost of goods sold	151.1	55.5%	145.1	55.6%
Gross profit	121.0	44.5%	116.0	44.4%
Selling & administrative expenses	108.6	39.9%	105.4	40.4%
Operating earnings	$12.4	4.6%	$10.6	4.0%

Key Metrics
Same-store sales % change	2.6%		(5.4)%
Same-store sales $ change	$6.4		$(13.6)
Sales change from new and closed stores, net	$4.6		$7.1

Sales per square foot	$44		$42
Square footage (thousands sq. ft.)	6,249		6,218

Stores opened	12		20
Stores closed	8		25
Ending stores	897		913

Net Sales
Net sales increased $11.0 million, or 4.2%, to $272.1 million in the first quarter of 2004 as compared to $261.1 million in the first quarter of the prior year. This increase is primarily attributable to an increase in same-store sales of 2.6% and sales growth from net new stores. During the first quarter of 2004, we opened 12 new stores and closed 8, resulting in 897 stores at the end of the first quarter of 2004 as compared to 913 at the end of the first quarter of the prior year. Sales per square foot improved to $44 from $42 in the year ago period. In addition, during the first quarter, we experienced increased traffic into our stores.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. This method avoids the distorting effect that grand opening sales have in the first month of operation. Relocated stores are treated as new stores. Closed stores are excluded from the calculation. Sales change from new and closed stores, net reflects the change in sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation.

Gross Profit
Gross profit increased $5.0 million, or 4.3%, to $121.0 million in the first quarter of 2004 as compared to $116.0 million in the first quarter of the prior year. This increase is consistent with our 4.2% increase in net sales. As a percentage of net sales, we achieved a slight improvement in gross margin from 44.4% in the first quarter of the prior year to 44.5% in the first quarter of 2004. This improvement is driven by reduced shrinkage costs.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.2 million, or 3.0%, to $108.6 million for the first quarter of 2004 as compared to $105.4 million in the first quarter of the prior year. This increase is primarily attributable to increased marketing costs and higher selling salaries. As a percentage of sales, these costs declined to 39.9% from 40.4% last year reflecting the leveraging effect of the sales increase and higher productivity in our stores.

Operating Earnings
Operating earnings increased $1.8 million, or 17.0%, to $12.4 million for the first quarter of 2004 as compared to $10.6 million in the first quarter of the prior year. This increase was driven by the sales increase, coupled with the improvement in gross profit as a percentage of sales, partially offset by modest increases in operating expenses.

NATURALIZER RETAIL
	Thirteen Weeks Ended
	May 1, 2004		May 3, 2003
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$45.3	100.0%	$42.8	100.0%
Cost of goods sold	22.9	50.6%	21.4	50.0%
Gross profit	22.4	49.4%	21.4	50.0%
Selling & administrative expenses	24.6	54.3%	22.8	53.2%
Operating loss	$(2.2)	(4.9)%	$(1.4)	(3.2)%

Key Metrics
Same-store sales % change - domestic	4.1%		(2.5)%
Same-store sales % change - Canadian	(1.0)%		(8.1)%
Same-store sales $ change	$1.0		$(1.8)
Sales change from new and closed stores, net	$0.1		$(5.5)
Impact of changes in Canadian exchange rate on sales	$1.4		$0.9

Sales per square foot	$75		$70
Square footage (thousands sq. ft.)	578		580

Stores opened	9		-
Stores closed	8		3
Ending stores	379		387

Net Sales
Net sales increased $2.5 million, or 5.8%, to $45.3 million in the first quarter of 2004 as compared to $42.8 million in the first quarter of the prior year. This increase is attributable, in part, to an increase in same-store sales of 4.1% in the domestic market. In Canada, same-store sales declined 1.0%. However, the favorable impact of the Canadian exchange rate improved sales by $1.4 million. During the first quarter of 2004, we opened 9 new stores and closed 8, resulting in 379 stores at the end of the first quarter of 2004 as compared to 387 at the end of the first quarter of the prior year. Sales per square foot improved to $75 from $70 in the year ago period. We are focused on strengthening our Naturalizer Retail platform and have combined our U.S. and Canadian organizations under centralized management. We expect to realize synergies as we integrate these organizations. We anticipate improvements as we transition from domestically-produced footwear to higher-grade imported product in the Canadian market sourced through the Company's worldwide sourcing network.

Gross Profit
Gross profit increased $1.0 million, or 4.7%, to $22.4 million in the first quarter of 2004 as compared to $21.4 million in the first quarter of the prior year. As a percentage of net sales, gross profit declined from 50.0% to 49.4%. This decline is driven by the transition in the Canadian chain from domestically produced footwear to imported product.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.8 million, or 7.9%, to $24.6 million for the first quarter of 2004 as compared to $22.8 million in the first quarter of the prior year. Approximately $0.8 million of the increase is due to changes in the Canadian exchange rate. The remaining $1.0 million relates to a combination of increased retail facilities expenses and increased store selling salaries. Retail facilities expenses have increased as a result of normal rent escalations. Store selling salaries have increased due to a recently implemented compensation structure in the domestic stores that ties store manager compensation more directly to the level of individual store sales.

Operating Earnings
Naturalizer Retail's operating loss increased to $2.2 million in the first quarter of 2004 as compared to a loss of $1.4 million in the first quarter of the prior year. The current period loss was due primarily to the same-store sales decline in the Canadian stores and slightly lower margins during the quarter.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended
	May 1, 2004		May 3, 2003
($ millions)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$171.5	100.0%	$141.0	100.0%
Cost of goods sold	117.2	68.3%	94.2	66.8%
Gross profit	54.3	31.7%	46.8	33.2%
Selling & administrative expenses	41.5	24.2%	33.8	24.0%
Operating earnings	$12.8	7.5%	$13.0	9.2%

Key Metrics
Unfilled order position at end of period	$184.8		$161.5

Net Sales
Net sales increased $30.5 million, or 21.7%, to $171.5 million in the first quarter of 2004 as compared to $141.0 million in the first quarter of the prior year. This increase was due to approximately $15.3 million of sales for the Bass footwear line. We also achieved sales gains within our private label, Dr. Scholl's and LifeStride lines, due in part to our success in capitalizing on a new fashion cycle in women's footwear that is colorful and dressy. In addition, some sandal shipments to certain key customers shifted to the first quarter. Wholesale sales of our flagship Naturalizer brand were slightly lower than last year. Our LifeStride brand of women's footwear had a wholesale sales gain of 14%. The Company's Dr. Scholl's licensed footwear business, and the private label footwear it sells to mass merchants, also posted increases over last year, while the Children's business was down 9%.

Gross Profit
Gross profit increased $7.5 million, or 16.0%, to $54.3 million in the first quarter of 2004 as compared to $46.8 million in the first quarter of the prior year. As a percentage of net sales, gross profit declined from 33.2% to 31.7%. This decline is due, in part, to the disposal of Bass closeout footwear acquired under an asset purchase agreement.

Selling and Administrative Expenses
Selling and administrative expenses increased $7.7 million, or 22.8%, to $41.5 million for the first quarter of 2004 as compared to $33.8 million in the first quarter of the prior year. Selling and administrative costs include $3.3 million in expenses to transition the Bass line to our headquarters and distribution centers. In addition, the acquisition of the Bass footwear license resulted in an additional $2.5 million of typical selling and administrative costs during the quarter, including selling costs, warehousing and distribution, marketing, sourcing, etc. The remaining increases are individually immaterial.

Operating Earnings
Operating earnings decreased $0.2 million, or 1.6%, to $12.8 million for the first quarter of 2004 as compared to $13.0 million in the first quarter of the prior year. This decrease is due to the $3.3 million in expenses related to transition and assimilation of the Bass business that were recognized during the first quarter of 2004.

OTHER SEGMENT

The Other segment includes our majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, and unallocated corporate administrative and other costs.

Net Sales
Net sales of Shoes.com increased $1.3 million, or 87.5%, to $2.8 million in the first quarter of 2004 as compared to $1.5 million in the first quarter of the prior year. This increase reflects strong sales growth due to increased Web site traffic and improved conversion rates.

Operating Earnings
The Shoes.com business generated an operating loss of $0.3 million in the first quarter of 2004 as compared to an operating loss of $0.2 million in the first quarter of the prior year. The decline is due to higher selling and administrative expenses as the division continues to invest for further growth.

Other Corporate Expenses
Unallocated corporate administrative and other costs were $7.8 million in the first quarter of 2004 as compared to $6.7 million in the first quarter of the prior year. During the first quarter of 2004, we recorded an additional $0.6 million in expense related to pretrial interest for our Redfield litigation. For further information on the Redfield litigation, see Part II - Item 1 - Legal Proceedings. In addition, corporate expenses increased due to higher employee compensation, incentive plans and consulting costs related to Project ExCEL - our supply chain management improvement initiative.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	May 1, 2004	May 3, 2003	Increase/ (Decrease)
Notes payable	$43.0	$24.5	$18.5
Long-term debt, including current maturities	100.0	123.5	(23.5)
Total short- and long-term debt	$143.0	$148.0	$(5.0)

Total debt obligations have declined by $5.0 million, or 3.3%, to $143.0 million at May 1, 2004 as compared to $148.0 million at May 3, 2003. Although average daily borrowings are relatively consistent with the first quarter of the prior year, our average interest rates have declined compared to the prior year, resulting in a reduction of interest expense. Interest expense decreased $0.5 million, or 14.7%, to $2.4 million in the first quarter of 2004 as compared to $2.9 million in the first quarter of the prior year.

Working Capital and Cash Flow

($ millions)	May 1, 2004	May 3, 2003	Increase/ (Decrease)

Net cash provided (used) by operating activities	$(4.6)	$19.7	$(24.3)
Net cash (used by) investing activities	(6.9)	(6.7)	(0.2)
Net cash provided (used in) financing activities	22.3	(5.1)	27.4
Increase in cash and cash equivalents	$10.8	$7.9	$2.9

A summary of key financial data and ratios at the dates indicated is as follows:

	May 1, 2004	May 3, 2003	January 31, 2004

Working capital ($ millions)	$301.1	$254.1	$293.8

Current ratio	2.3:1	2.0:1	2.2:1

Total debt as a percentage of total capitalization	28.2%	32.5%	25.2%

Working capital at May 1, 2004 was $301.1 million, which was $7.3 million higher than at January 31, 2004 and $47.0 million higher than at May 3, 2003. Our current ratio, the relationship of current assets to current liabilities, increased to 2.3 to 1 at May 1, 2004 from 2.2 to 1 at January 31, 2004 and 2.0 to 1 at May 3, 2003. The improvement in both our working capital and current ratio is attributed to continued growth in cash and cash equivalents as a result of our strong financial results over the past twelve months as well as effective management of our outstanding debt obligations and other current liabilities.

At May 1, 2004, the Company had $66.4 million of cash and cash equivalents. Of this total, approximately $64.6 million represents cash and cash equivalents of our Canadian and other foreign subsidiaries. Our intention is to maintain this cash within our foreign operations indefinitely or to repatriate it only when it is tax-effective to do so.

Cash used by operating activities was $4.6 million in the first quarter of 2004 as compared to cash provided by operating activities of $19.7 million last year, a difference of $24.3 million. This difference primarily reflects the investment of approximately $14 million in Bass inventory and the buildup of approximately $13 million of accounts receivable from sales of Bass product. Traditionally, inventories and accounts payable both decline in our first quarter compared to the prior year end levels. Excluding the effect of the Bass inventory acquisition, our inventories declined by approximately the same amount as last year. At Famous Footwear, our inventories were 6% lower per square foot than at the same time last year.

Cash used by investing activities was $6.9 million in the first quarter of 2004 as compared to $6.7 million in the first quarter of the prior year. Investing activities primarily include capital expenditures. Our capital expenditures are relatively consistent with the prior year and are in line with our planned levels. The majority of our capital expenditures in the first quarter were used to retrofit stores in our retail divisions.

Cash provided by financing activities was $22.3 million in the first quarter of 2004 as compared to cash used by financing activities of $5.1 million, a difference of $27.4 million. This difference represents an increase in our short-term notes payable of $23.5 million since the beginning of the first quarter of 2004 as compared to a reduction in our short-term notes payable of $4.5 million in the first quarter of the prior year. The increase in short-term notes payable was used to fund operations, including the Bass inventory and accounts receivable as well as the related transition and assimilation costs.

In May 2000, we announced a stock repurchase program authorizing the repurchase of up to 2 million shares of our outstanding common stock. Since the inception of this program, we have purchased a total of 928,900 shares for $11.3 million. No shares were purchased under the plan in either the first quarter of 2004 or the first quarter of the prior year.

The Company paid dividends of $0.10 per share in the first quarter of 2004 and the first quarter of the prior year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. For further information, see Item 7 of the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) general economic conditions and the consumer's preferences and purchasing patterns, which may be influenced by consumers' disposable income; (ii) the uncertainties of currently pending litigation; (iii) intense competition within the footwear industry; and (iv) political and economic conditions or other threats to continued and uninterrupted flow of inventory from Brazil and China, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory. In Item 1 of the Company's Annual Report on Form 10-K for the year ended January 31, 2004, detailed risk factors that could cause variations in results to occur are listed and further described. Such description is incorporated herein by reference.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

ITEM 4	CONTROLS AND PROCEDURES

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

As of May 1, 2004, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting during the quarter ended May 1, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

We are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial position.

We are involved in environmental remediation and ongoing compliance activities at several sites. We are remediating, under the oversight of Colorado authorities, contamination at and beneath our owned facility in Colorado (also known as the "Redfield" site) and groundwater and indoor air in residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the site and surrounding facilities.

In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above against one of our subsidiaries, a prior operator at the site and two individuals (the Antolovich class action). Plaintiffs, certain current and former residents living in an area adjacent to the Redfield site, alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents that are contaminating the groundwater and indoor air in certain areas adjacent to the site. In December 2003, a jury returned a verdict finding us negligent and awarding the class plaintiffs $1.0 million in damages. We have recorded this award along with the estimated cost of associated pretrial interest and the estimated costs of sanctions imposed on us by the court resulting from pretrial discovery disputes between the parties. We have recorded total pretax charges of $3.7 million for these matters. In April 2004, the plaintiffs filed a motion for a new trial; the court has not yet ruled on that motion. Several other post-trial motions are still pending before the trial court, and the ultimate outcome and cost to us may vary.

We have also filed suit in Federal District Court in Denver against a number of former owner/operators of the Redfield site as well as surrounding businesses seeking recovery of amounts spent responding to the contamination at and around the Redfield site. We have reached settlement agreements with several of these defendants in this action and currently anticipate the case will be tried against the remaining defendants in late 2004. We have also filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site. That case is not yet set for trial.

We have also filed suit against our insurance carriers seeking recovery of the costs incurred for investigation and remediation of the Redfield site, the damages awarded in the Antolovich class action and other relief. In prior years, we recorded an anticipated recovery of $4.5 million for remediation costs. We believe insurance coverage in place entitles us to reimbursement for more than the recorded recovery. While the insurance companies are contesting their indemnity obligations, we believe the recorded recovery is supported by the fact that the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurance companies have made offers to settle the claim. We are unable to estimate the ultimate recovery from our insurers, but are pursuing resolution of our claims.

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

There have been no material developments during the quarter ended May 1, 2004 in any other legal proceedings described in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

ITEM 2	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information relating to the company's repurchase of common stock for the first quarter of 2004.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program		Maximum Number of Shares that May Yet Be Purchased Under the Program (1) (2)

February 1, 2004 - February 28, 2004	-		$-		-		1,071,100

February 29, 2004 - April 3, 2004	103	(2)	38.85	(2)	-	(2)	1,071,100

April 4, 2004 - May 1, 2004	-		-		-		1,071,100

Total	103		$38.85		-		1,071,100

  In May 2000, the Board of Directors authorized a stock repurchase program authorizing the repurchase of up to 2 million shares of our outstanding common stock. The Company can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 928,900 shares have been repurchased and remaining availability is 1,071,100 shares as of the end of the quarter.
  This share purchase represents shares that were tendered by an employee upon the exercise of incentive stock options. The shares were tendered in satisfaction of the exercise price of such options. Accordingly, this share purchase is not considered a part of our publicly announced stock repurchase program.
ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 27, 2004, one proposal described in the Notice of Annual Meeting of Shareholders dated April 13, 2004, was voted upon.

  The shareholders elected four directors, Julie C. Esrey, W. Patrick McGinnis and Hal J. Upbin for terms of three years each and Richard A. Liddy for a term of two years. The voting for each director was as follows:
Directors	For	Withheld
Julie C. Esrey	15,020,750	840,532
Richard A. Liddy	15,615,668	245,614
W. Patrick McGinnis	15,021,756	839,526
Hal J. Upbin	15,619,480	241,802

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
(a)	(3)	(i)	Certificate of Incorporation of the Company incorporated herein by reference from Exhibit 3 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
		(ii)	Bylaws of the Company as amended through February 5, 2004, incorporated herein by reference from Exhibit 3 (b) to the Company's Annual Report on Form 10-K for the year ended January 31, 2004.
	(10.1)		Severance Agreement, dated May 24, 2004 between the Company and Diane M. Sullivan, filed herewith.
	(10.2)		Severance Agreement, dated March 8, 2001 between the Company and Michael Oberlander, filed herewith.
	(10.3)		Severance Agreement, dated October 5, 2000 between the Company and Richard C. Schumacher, filed herewith.
	(10.4)		Form of Restricted Stock Unit Agreement, dated May 27, 2004 between the Company and each of Joseph L. Bower, Julie C. Esrey, Richard A. Liddy, Patricia G. McGinnis, W. Patrick McGinnis, and Jerry E. Ritter, filed herewith.
	(10.5)		Form of Restricted Stock Unit Agreement, dated May 27, 2004 between the Company and each of Joseph L. Bower, Julie C. Esrey, Richard A. Liddy, Patricia G. McGinnis, W. Patrick McGinnis, Jerry E. Ritter, and Hal J. Upbin, filed herewith.
	(31.1)		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.2)		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32.1)		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed a current report on Form 8-K dated February 4, 2004, furnishing information under Item 12, which announced January and fourth quarter retail sales, confirmed fiscal 2003 earnings guidance and provided earnings expectations for the full years 2004 and 2005.

The Company filed a current report on Form 8-K dated February 10, 2004, furnishing information under Item 9, which announced that members of its executive management team would be speaking with financial analysts during the semi-annual WSA trade show during February 10-13, 2004.

The Company filed a current report on Form 8-K dated February 25, 2004, furnishing information under Item 12, which announced the Company's fourth quarter and fiscal 2003 results as well as earnings expectations for first quarter and full year 2004.

The Company filed a current report on Form 8-K dated May 6, 2004, furnishing information under Item 12, which announced retail sales for the first quarter ended May 1, 2004 and updated 2004 guidance for the first quarter and full year 2004.

The Company filed a current report on Form 8-K dated May 7, 2004, furnishing information under Item 9, which announced that members of its executive management team would be speaking with financial analysts on May 7, 2004, in New York City.

The Company filed a current report on Form 8-K dated May 19, 2004, furnishing information under Item 12, which announced the Company's first quarter results for fiscal 2004 and updated earnings guidance for the second quarter and full year 2004.

The Company filed a current report on Form 8-K dated June 3, 2004, furnishing information under Item 9, which announced the Company's May retail sales.

The Company filed a current report on Form 8-K dated June 7, 2004, furnishing information under Item 9, which announced that members of its executive management team would be speaking with financial analysts on June 10, 2004 at the Goldman Sachs Fourth Small-Cap Retail Conference in New York City.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: June 8, 2004	/s/ Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer On Behalf of the Corporation and as the Principal Financial Officer