Form 10-Q
period 2004-07-31
BROWN SHOE CO INC
filed 2004-09-08
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]    No [  ]

As of August 28, 2004, 18,189,166 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	July 31, 2004	August 2, 2003	January 31, 2004
Assets
Current Assets
Cash and cash equivalents	$71,478	$50,406	$55,657
Receivables	83,938	75,271	81,930
Inventories	453,016	417,731	376,210
Prepaid expenses and other current assets	21,718	26,405	15,888

Total current assets	630,150	569,813	529,685

Other assets	85,274	83,883	83,692
Goodwill and intangible assets, net	20,382	18,999	20,405

Property and equipment	283,399	268,754	272,151
Allowances for depreciation and amortization	(196,426)	(181,155)	(186,603)

Total property and equipment	86,973	87,599	85,548

Total assets	$822,779	$760,294	$719,330

Liabilities and Shareholders' Equity
Current Liabilities
Notes payable	$27,500	$19,000	$19,500
Trade accounts payable	192,243	174,541	116,677
Accrued expenses	96,420	90,653	96,707
Income taxes	7,377	12,422	2,960
Current maturities of long-term debt	-	10,000	-

Total current liabilities	323,540	306,616	235,844

Other Liabilities
Long-term debt and capitalized lease obligations	100,000	103,494	100,000
Other liabilities	27,373	29,411	28,358

Total other liabilities	127,373	132,905	128,358

Shareholders' Equity
Common stock	68,209	67,308	67,787
Additional capital	65,155	53,902	62,772
Unamortized value of restricted stock	(3,188)	(2,896)	(3,408)
Accumulated other comprehensive loss	(3,974)	(7,726)	(4,934)
Retained earnings	245,664	210,185	232,911

Total shareholders' equity	371,866	320,773	355,128

Total liabilities and shareholders' equity	$822,779	$760,294	$719,330

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net sales	$458,657	$458,384	$950,489	$904,828
Cost of goods sold	269,411	270,519	561,879	531,836

Gross profit	189,246	187,865	388,610	372,992
Selling and administrative expenses	175,968	169,249	360,415	339,039

Operating earnings	13,278	18,616	28,195	33,953
Interest expense	2,141	2,517	4,620	5,423
Interest income	(170)	(104)	(296)	(200)

Earnings before income taxes	11,307	16,203	23,871	28,730
Income tax provision	3,493	4,647	7,490	8,171

Net earnings	$7,814	$11,556	$16,381	$20,559

Basic net earnings per common share	$0.44	$0.66	$0.92	$1.17

Diluted net earnings per common share	$0.41	$0.62	$0.86	$1.11

Dividends per common share	$0.10	$0.10	$0.20	$0.20

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	July 31, 2004	August 2, 2003

Operating Activities:
Net earnings	$16,381	$20,559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,787	12,470
Share-based compensation expense	711	1,867
Tax benefit related to share-based plans	709	-
Loss on disposal of facilities and equipment	403	567
Impairment charges for facilities and equipment	600	966
Provision for (recoveries from) doubtful accounts	(344)	150
Changes in operating assets and liabilities:
Receivables	(1,664)	7,065
Inventories	(76,806)	(25,147)
Prepaid expenses and other current assets	(5,830)	(5,427)
Trade accounts payable and accrued expenses	75,279	33,716
Income taxes	4,417	7,070
Other, net	(645)	542
Net cash provided by operating activities	24,998	54,398

Investing Activities:
Capital expenditures	(14,235)	(16,146)
Other	153	248
Net cash used for investing activities	(14,082)	(15,898)

Financing Activities:
Increase (decrease) in short-term notes payable	8,000	(10,000)
Principal repayments of long-term debt	-	(10,000)
Debt issuance costs	(1,071)	-
Proceeds from stock options exercised	1,605	3,342
Dividends paid	(3,629)	(3,557)
Net cash provided by (used for) financing activities	4,905	(20,215)
Increase in cash and cash equivalents	15,821	18,285
Cash and cash equivalents at beginning of period	55,657	32,121
Cash and cash equivalents at end of period	$71,478	$50,406
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Certain prior period amounts on the condensed consolidated balance sheets, statements of earnings and statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings.

The Company's business is subject to seasonal influences, particularly the back-to-school selling season at Famous Footwear which falls in the Company's third quarter. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

Note 2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended July 31, 2004 and August 2, 2003:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
($ thousands, except per share data)	July 31, 2004	August 2, 2003		July 31, 2004	August 2, 2003

NUMERATOR		$
Net earnings	$7,814		11,556	$16,381	$20,559

DENOMINATOR (thousand shares)
Denominator for basic earnings per common share	17,921		17,631	17,881	17,570
Dilutive effect of unvested restricted stock and stock options	1,066		901	1,072	893
Denominator for diluted earnings per common share	18,987		18,532	18,953	18,463

Basic earnings per common share	$0.44		$0.66	$0.92	$1.17

Diluted earnings per common share	$0.41		$0.62	$0.86	$1.11

Options to purchase 231,167 and 15,000 shares of common stock for the thirteen week periods and 233,667 and 15,167 for the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 3.	Comprehensive Income

Comprehensive income includes changes in shareholders' equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended July 31, 2004 and August 2, 2003:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ Thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net earnings	$7,814	$11,556	$16,381	$20,559

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,218	562	(92)	3,259
Unrealized gains (losses) on derivative instruments	(214)	212	(112)	(555)
Net loss reclassified into earnings	673	372	1,164	717

	1,677	1,146	960	3,421

Comprehensive income	$9,491	$12,702	$17,341	$23,980

Note 4.	Business Segment Information

Applicable business segment information is as follows for the periods ended July 31, 2004 and August 2, 2003:

($ thousands)	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended July 31, 2004

External sales	$269,812	$136,886	$48,264	$3,695	$458,657
Intersegment sales	-	36,553	-	-	36,553
Operating earnings (loss)	12,631	8,963	(2,551)	(5,765)	13,278
Operating segment assets	401,577	219,564	63,888	137,750	822,779

Thirteen Weeks Ended August 2, 2003

External sales	$268,931	$137,903	$49,673	$1,877	$458,384
Intersegment sales	-	32,349	-	-	32,349
Operating earnings (loss)	12,904	12,594	(1,012)	(5,870)	18,616
Operating segment assets	400,885	185,723	64,998	108,688	760,294

Twenty-six Weeks Ended July 31, 2004

External sales	$541,936	$308,430	$93,595	$6,528	$950,489
Intersegment sales	-	74,932	-	-	74,932
Operating earnings (loss)	25,015	21,769	(4,771)	(13,818)	28,195

Twenty-six Weeks Ended August 2, 2003

External sales	$530,046	$278,888	$92,507	$3,387	$904,828
Intersegment sales	-	64,750	-	-	64,750
Operating earnings (loss)	23,487	25,562	(2,367)	(12,729)	33,953

The Other segment includes corporate administrative and other expenses, which are not allocated to the operating units, and the Company's investment in its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company.

Effective February 1, 2004, the Company began accounting for its Irish financing subsidiary, Brown Group Dublin Limited, which holds cash earned offshore other than in Canada, within the Other segment. Brown Group Dublin Limited had previously been accounted for within the Wholesale Operations segment. Prior year amounts have been reclassified to conform to the current year presentation. This reclassification had no effect on operating earnings, but resulted in a transfer of assets of $62.4 million and $41.3 million at July 31, 2004 and August 2, 2003, respectively, to the Other segment.

Note 5.	Restructuring Reserves

Closure of Canadian Manufacturing Facility

In the fourth quarter of fiscal year 2003, the Company announced the closing of its last Canadian footwear manufacturing facility, located in Perth, Ontario, and recorded a pre-tax charge of $4.5 million, the components of which were as follows:

    Severance and benefit costs for approximately 300 factory employees - $2.3 million
    Inventory markdowns to liquidate factory inventory - $1.6 million
    Cost to buy out leases prior to their normal expiration date - $0.6 million
The following is a summary of the activity in the reserve, by category of costs:

($ millions)	Employee Severance	Inventory Markdowns	Lease Buyouts	Total
Original charge and reserve balance	$2.3	$1.6	$0.6	$4.5
Adjustments	(0.3)	0.4	(0.1)	-
Expenditures in quarter ending May 1, 2004	(1.8)	(2.0)	(0.1)	(3.9)
Expenditures in quarter ending July 31, 2004	(0.1)	-	(0.2)	(0.3)
Reserve balance July 31, 2004	$0.1	$-	$0.2	$0.3

The Company anticipates that the restructuring activities associated with the closure of the Canadian manufacturing facility will be substantially completed by the end of fiscal 2004.

Note 6.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	July 31, 2004	August 2, 2003	January 31, 2004

Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	10,237	10,252	10,245
Naturalizer Retail	5,281	5,018	5,296
Other	1,335	200	1,335
	$20,382	$18,999	$20,405

The change between periods for the Naturalizer Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment from August 2, 2003 to July 31, 2004 of $1.1 million reflects the acquisition of additional shares of Shoes.com Inc. by the Company.

Note 7.	Share-Based Compensation

As of July 31, 2004, the Company had four share-based compensation plans, which are described more fully in Note 16 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recognized in net earnings for stock appreciation units, stock performance plans and restricted stock grants. No share-based employee compensation cost is reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock options outstanding:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net earnings, as reported	$7,814	$11,556	$16,381	$20,559
Add: Total share-based employee compensation (income) expense included in reported net earnings, net of related tax effect	(451)	538	462	1,213
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(359)	(1,125)	(2,013)	(2,397)
Pro forma net earnings	$7,004	$10,969	$14,830	$19,375
Earnings per share:
Basic - as reported	$0.44	$0.66	$0.92	$1.17
Basic - pro forma	0.39	0.62	0.83	1.10
Diluted - as reported	0.41	0.62	0.86	1.11
Diluted - pro forma	0.37	0.59	0.78	1.05

The Company issued 55,387 and 150,347 shares of common stock for the thirteen week periods, and 112,577 and 266,153 shares of common stock for the twenty-six week periods, ended July 31, 2004 and August 2, 2003, respectively, for stock options exercised and restricted stock grants. The Company recognized $0.5 million of share-based compensation income during the thirteen weeks ended July 31, 2004 as a result of the decline in the Company's net earnings and stock price during that period.

Note 8.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 31, 2004	August 2, 2003	July 31,2004	August 2, 2003

Service cost	$1,699	$1,349	$-	$-
Interest cost	2,228	2,016	67	61
Expected return on assets	(4,042)	(3,798)	-	-
Amortization of:
Actuarial (gain) loss	81	109	(20)	(48)
Prior service costs	81	81		(27)
Net transition assets	(42)	(42)	-	-
Total net periodic benefit cost (income)	$5	$(285)	$47	$(14)

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 31, 2004	August 2, 2003	July 31,2004	August 2, 2003

Service cost	$3,082	$2,632	$-	$-
Interest cost	4,331	3,994	130	136
Expected return on assets	(7,650)	(7,399)	-	-
Amortization of:
Actuarial (gain) loss	159	187	(70)	(98)
Prior service costs	156	156	-	(52)
Net transition assets	(85)	(81)	-	-
Total net periodic benefit cost (income)	$(7)	$(511)	$60	$(14)

Note 9.	Amended and Restated Credit Agreement

The Company entered into an Amended and Restated Credit Agreement (the "Agreement") effective July 21, 2004, which amended and restated its existing $350 million revolving bank credit agreement. The Agreement provides for a maximum line of credit of $350 million, subject to the calculated borrowing base restrictions. In addition to extending the credit term, the Agreement also provides other benefits to the Company, including expanding the definition of eligible inventory in certain circumstances and reducing the interest rate spread paid on outstanding borrowings. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures on July 21, 2009 and the Company's obligations are secured by the Company's accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions.

In connection with the Agreement, the Company incurred $1.1 million of issuance costs in the second quarter, which, together with remaining unamortized debt issuance costs of approximately $2.7 million associated with the existing bank credit agreement, will be amortized over the five-year term of the Agreement.

Note 10.	Commitments and Contingencies

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. The anticipated future cost of remediation activities at July 31, 2004 is $7.1 million and is accrued within accrued expenses and other liabilities on the condensed consolidated balance sheet, but the ultimate cost may vary. The cumulative costs incurred through July 31, 2004 are $13.8 million.

The Company assesses future recoveries from insurance companies related to remediation costs by estimating a range of probable recoveries and recording the low end of the range. Recoveries from other responsible parties are recorded when a contractual agreement is reached. As of July 31, 2004, recorded recoveries totaled $3.8 million and are recorded in other noncurrent assets on the condensed consolidated balance sheet. $3.6 million of the recorded recoveries are expected from certain insurance companies as indemnification for amounts spent for remediation associated with the Redfield site. The insurance companies are contesting their indemnity obligations, and the Company has sued its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. The Company believes insurance coverage in place entitles it to reimbursement for more than the recovery recorded. The Company believes the recorded recovery is supported by the fact the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurers have offered to settle these claims. The Company is unable to estimate the ultimate recovery from the insurance carriers, but is pursuing resolution of its claims.

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

Based on information currently available, the Company had an accrued liability of $9.1 million as of July 31, 2004 to complete the cleanup, maintenance and monitoring at all sites. Of the $9.1 million liability, $6.8 million is included in accrued expenses and $2.3 million is included in other liabilities on the condensed consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

While the Company currently does not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding one of the Company's subsidiaries negligent and awarded the class plaintiffs $1.0 million in damages. The Company has recorded this award along with pre-trial interest on the award and estimated costs related to sanctions imposed by the court related to a pre-trial discovery dispute between the parties. The total pre-tax charge recorded for these matters in the fourth quarter of fiscal 2003 was $3.1 million ($2.0 million after tax). The Company recorded an additional $0.6 million in expense in the first quarter of 2004, related to pre-trial interest, to reflect the trial court's ruling extending the time period for which pre-judgment interest applied. In April 2004, the plaintiffs filed a motion for a new trial; the court has denied that motion. Several other post-trial motions are still pending before the trial court. The plaintiffs have appealed the judgment to the Colorado Court of Appeals and have asked for a retrial. The Company has cross-appealed the trial court's ruling as to the amount of pre-judgment interest, and has conditionally appealed a number of the trial court's rulings in the event of a retrial. The ultimate outcome and cost to the Company may vary.

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

The Company is contingently liable for lease commitments of approximately $10 million in the aggregate, which primarily relate to the Cloth World and Meis specialty retailing chains, which were sold in prior years.

In order for the Company to incur any liability related to these guarantees and lease commitments, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Overall, the second quarter was a difficult one for the Company as net earnings declined from the second quarter last year, despite a slight increase in net sales. Consolidated net sales rose 0.1% to $458.7 million for the second quarter of fiscal 2004, as compared to $458.4 million for the second quarter of the prior year. Net earnings were $7.8 million, or $0.41 per diluted share, for the second quarter compared to $0.62 per diluted share for the second quarter of last year. Each of our operating segments reported lower operating earnings than in last year's second quarter.

Following is a summary of the more significant factors affecting our results in the second quarter of fiscal 2004:

  Famous Footwear's net sales increased 0.3% to $269.8 million in the second quarter compared to $268.9 million last year. Same-store sales declined 2.5% due to lower traffic counts, a later start to the back-to-school selling season and a shift in tax-free days between the second and third quarters. Operating income declined to $12.6 million in the second quarter compared to $12.9 million in the second quarter of the prior year.
  Our Wholesale Operations segment's operating earnings declined in the second quarter to $9.0 million compared to $12.6 million in the second quarter last year. These results were negatively affected by weak sales in the children's and women's private label divisions, and a shortage of trucks in the Midwest and delays at the West Coast ports, which hindered our ability to ship products to our customers. In addition, we incurred approximately $1.5 million of transition and assimilation costs related to the Bass license, which was entered into at the beginning of fiscal 2004, and sales and earnings of the Bass business were below expectations.
  Our Naturalizer Retail operations experienced a 2.8% decline in net sales to $48.3 million in the second quarter, compared to $49.7 million in the second quarter of the prior year. Same-store sales were down 3.9% for the quarter. The sales decline is partially attributable to our emphasis on sandals and casual footwear, while the market was favoring dressy looks, leading to a poor performance in Canada and in our U.S. outlet stores. Operating earnings declined to a loss of $2.6 million in the second quarter compared to a loss of $1.0 million in the second quarter of the prior year.
  As a result of our financial performance in the second quarter and the decline in our stock price at the end of the period, net earnings were favorably impacted by reductions in compensation costs associated with stock-based and incentive compensation plans.
  We maintained our strong balance sheet position. Inventories at quarter-end are fresh and clean at $453.0 million, up from $417.7 million last year due to higher levels of new back-to-school merchandise, additional stores at Famous Footwear and the addition of Bass. Our current ratio, the relationship of current assets to current liabilities, decreased to 1.9 to 1 from 2.2 to 1 at year end but was flat compared to the second quarter of last year. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders' equity, at the end of the quarter improved to 25.5% from 29.2% at the end of the year-ago quarter. We entered into an Amended and Restated Credit Agreement effective July 21, 2004, which amended and restated our existing $350 million revolving bank credit agreement. In addition to extending the credit term, the Amended and Restated Credit Agreement also provides other benefits to us, including expanding the definition of eligible inventory in certain circumstances and reducing the interest rate spread paid on outstanding borrowings.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31, 2004		August 2, 2003		July 31, 2004		August 2, 2003
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$458.7	100.0%	$458.4	100.0%	$950.5	100.0%	$904.8	100.0%
Cost of goods sold	269.4	58.7%	270.5	59.0%	561.9	59.1%	531.8	58.8%
Gross profit	189.3	41.3%	187.9	41.0%	388.6	40.9%	373.0	41.2%
Selling and administrative expenses	176.0	38.4%	169.3	36.9%	360.4	37.9%	339.0	37.5%
Operating earnings	13.3	2.9%	18.6	4.1%	28.2	3.0%	34.0	3.7%
Interest expense	2.2	0.4%	2.5	0.6%	4.6	0.5%	5.5	0.5%
Interest income	(0.2)	0.0%	(0.1)	0.0%	(0.3)	0.0%	(0.2)	0.0%
Earnings before income taxes	11.3	2.5%	16.2	3.5%	23.9	2.5%	28.7	3.2%
Income tax provision	(3.5)	(0.8)%	(4.6)	(1.0)%	(7.5)	(0.8)%	(8.1)	(0.9)%
Net earnings	$7.8	1.7%	$11.6	2.5%	$16.4	1.7%	$20.6	2.3%

Net Sales
Net sales increased $0.3 million, or 0.1%, to $458.7 million in the second quarter of 2004 as compared to $458.4 million in the second quarter of the prior year. This increase is primarily attributable to the acquisition of the Bass footwear license at the beginning of fiscal 2004, which contributed $9.1 million of net sales during the second quarter. Offsetting the impact of the Bass sales increase was weakness in both the children's and women's private label wholesale divisions as well as a decline in sales at the Naturalizer Retail stores.

Net sales increased $45.7 million, or 5.0%, to $950.5 million in the first half of 2004 as compared to $904.8 million in the first half of the prior year. The increase is primarily attributable to the acquisition of the Bass footwear license at the beginning of 2004, which contributed $24.4 million in net sales during the first half of 2004. In addition, the net sales improvement was driven by first quarter sales gains within our private label, Dr. Scholl's and LifeStride lines, and from new Famous Footwear stores.

Gross Profit
Gross profit increased $1.4 million, or 0.7%, to $189.3 million for the second quarter of 2004 as compared to $187.9 million in the second quarter of the prior year. As a percent of net sales, our gross margin percentage increased to 41.3% in the second quarter from 41.0% in the second quarter of the prior year as a result of higher gross profit rates at Famous Footwear due to the fresher product mix and lower markdowns.

Gross profit increased $15.6 million, or 4.2%, to $388.6 million in the first half of 2004 as compared to $373.0 million in the first half of the prior year. The overall increase in gross profit is primarily driven by the $45.7 million increase in net sales. As a percent of net sales, our gross profit rate decreased to 40.9% in the first half of 2004 as compared to 41.2% in the first half of the prior year. The decline in the gross profit rate reflects a greater mix of wholesale sales, which carry a lower gross margin rate than our overall retail sales, and a lower gross profit rate in our Wholesale Operations segment.

Selling and Administrative Expenses
Selling and administrative expenses increased $6.7 million, or 4.0%, to $176.0 million for the second quarter as compared to $169.3 million in the second quarter of the prior year. This increase is attributable to both transition and assimilation costs related to the Bass footwear line of approximately $1.5 million and to our ongoing investments in talent, systems, and infrastructure intended to position the Company for future growth. Offsetting these factors were benefits from reduced compensation costs associated with stock-based and incentive compensation plans of $2.4 million compared to last year.

Selling and administrative expenses increased $21.4 million, or 6.3%, to $360.4 million in the first half of 2004 as compared to $339.0 million in the first half of the prior year. This increase is due to both transition and assimilation costs related to the Bass footwear line of approximately $4.8 million and our ongoing investments in talent, systems and infrastructure intended to position the Company for future growth.

Interest Expense
Interest expense decreased $0.3 million, or 14.9%, to $2.2 million in the second quarter as compared to $2.5 million in the second quarter of the prior year. The decrease in interest expense is due to a decline in the average daily borrowings. In addition, on July 21, 2004, the Company amended and restated its credit agreement, which resulted in more favorable interest rates near the end of the second quarter.

Interest expense decreased $0.9 million, or 14.8%, to $4.6 million in the first half of 2004 as compared to $5.5 million in the first half of the prior year due to a decline in the average daily borrowings.

Income Tax Provision
Our consolidated effective tax rate was 30.9% in the second quarter of 2004 as compared to 28.7% in the second quarter of the prior year, reflecting a greater projected annual mix of domestic income. We do not provide deferred taxes on unremitted foreign earnings, as it is our intention to reinvest those earnings indefinitely or to repatriate the earnings only when it is tax-advantageous to do so.

For the first half of 2004, our consolidated effective income tax rate was 31.4% as compared to 28.4% for the first half of the prior year, reflecting a greater projected annual mix of domestic income.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31, 2004		August 2, 2003		July 31, 2004		August 2, 2003
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$269.8	100.0%	$268.9	100.0%	$541.9	100.0%	$530.0	100.0%
Cost of goods sold	148.0	54.9%	149.9	55.7%	299.1	55.2%	295.0	55.7%
Gross profit	121.8	45.1%	119.0	44.3%	242.8	44.8%	235.0	44.3%
Selling and administrative expenses	109.2	40.4%	106.1	39.5%	217.8	40.2%	211.5	39.9%
Operating earnings	$12.6	4.7%	$12.9	4.8%	$25.0	4.6%	$23.5	4.4%

Key Metrics
Same-store sales % change	(2.5)%		(2.9)%		0.0%		(4.1)%
Same-store sales $ change	$(6.5)		$(7.4)		$ -		$(21.0)
Sales change from new and closed stores, net	$7.4		$5.6		$11.9		$12.7

Sales per square foot	$43		$43		$86		$85
Square footage (thousand sq. ft.)	6,384		6,224		6,384		6,224

Stores opened	26		12		38		32
Stores closed	8		16		16		41
Ending stores	915		909		915		909

Net Sales
Net sales increased $0.9 million, or 0.3%, to $269.8 million in the second quarter of 2004 as compared to $268.9 million in the second quarter of the prior year. This increase is primarily attributable to sales growth from net new stores. During the second quarter of 2004, we opened 26 new stores and closed 8, resulting in 915 stores at the end of the second quarter as compared to 909 at the end of the second quarter of the prior year. Sales per square foot were $43, even with the year ago period. Same-store sales were down 2.5% during the second quarter due to lower traffic counts, a later start to the back-to-school season and a shift in tax-free days between the second and third quarters. In addition, we experienced some weakness in our women's casual business, sandals and our junior category.

Net sales increased $11.9 million, or 2.2%, to $541.9 million in the first half of 2004 as compared to $530.0 million in the first half of the prior year. While same-store sales for the first half of 2004 were flat compared to the first half of the prior year, sales from net new stores totaled $11.9 million. We opened 38 new stores and closed 16 during the first half of 2004, resulting in 915 stores at the end of the second quarter.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. This method avoids the distorting effect that grand opening sales have in the first month of operation. Relocated stores are treated as new stores. Closed stores are excluded from the calculation. Sales change from new and closed stores, net reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation.

Gross Profit
Gross profit increased $2.8 million, or 2.3%, to $121.8 million in the second quarter of 2004 as compared to $119.0 million in the second quarter of the prior year. As a percentage of net sales, we achieved a slight improvement in gross profit to 45.1% in the second quarter of 2004 from 44.3% in the second quarter of the prior year. This improvement was driven by our fresher product mix and lower markdowns.

Gross profit increased $7.8 million, or 3.3%, to $242.8 million in the first half of 2004 as compared to $235.0 million in the first half of the prior year. The gross profit increase of 3.3% is primarily attributed to the 2.2% increase in net sales. As a percent of net sales, our gross profit rate increased to 44.8% in the first half of 2004 as compared to 44.3% in the first half of the prior year, reflecting reduced shrinkage costs and a fresher product mix.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.1 million, or 2.8%, to $109.2 million for the second quarter of 2004 as compared to $106.1 million in the second quarter of the prior year. This increase is primarily attributable to increased marketing costs and higher selling salaries, due in part to the large number of store openings during the second quarter. As a percentage of net sales, these costs increased to 40.4% from 39.5% last year.

Selling and administrative expenses increased $6.3 million, or 2.9%, to $217.8 million in the first half of 2004 as compared to $211.5 million in the first half of the prior year due to increased marketing costs and higher selling salaries, due in part to store openings during the first half of 2004.

Operating Earnings
Operating earnings decreased $0.3 million, or 2.1%, to $12.6 million for the second quarter of 2004 as compared to $12.9 million in the second quarter of the prior year. This decrease was driven by increases in selling and administrative expenses, partially offset by the improvement in the gross profit rate.

Operating earnings increased $1.5 million, or 6.5%, to $25.0 million in the first half of 2004 as compared to $23.5 million in the first half of the prior year. This increase was driven by both the increase in net sales and the improvement in the gross profit rate, partially offset by the increase in selling and administrative expenses.

NATURALIZER RETAIL
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31, 2004		August 2, 2003		July 31, 2004		August 2, 2003
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$48.3	100.0%	$49.7	100.0%	$93.6	100.0%	$92.5	100.0%
Cost of goods sold	27.0	55.9%	27.5	55.2%	49.9	53.3%	48.8	52.8%
Gross profit	21.3	44.1%	22.2	44.8%	43.7	46.7%	43.7	47.2%
Selling and administrative expenses	23.9	49.4%	23.2	46.8%	48.5	51.8%	46.1	49.8%
Operating earnings	$(2.6)	(5.3)%	$(1.0)	(2.0)%	$(4.8)	(5.1)%	$(2.4)	(2.6)%

Key Metrics
Same-store sales % change	(3.9)%		2.3%		(1.0)%		(0.9)%
Same-store sales $ change	$(1.8)		$1.1		$(0.8)		$(0.7)
Sales change from new and closed stores, net	$0.2		$(3.7)		$0.3		$(9.3)
Impact of changes in Canadian exchange rate on sales	$0.2		$2.1		$1.6		$3.1

Sales per square foot	$80		$83		$154		$153
Square footage (thousand sq. ft.)	588		580		588		580

Stores opened	4		2		9		3
Stores transferred, net	-		-		4		-
Stores closed	3		3		11		6
Ending stores	380		386		380		386

Net Sales
Net sales decreased $1.4 million, or 2.8%, to $48.3 million in the second quarter of 2004 as compared to $49.7 million in the second quarter of the prior year. This decrease is attributable to a decrease in same-store sales of 3.9%. However, the favorable impact of the Canadian exchange rate improved net sales by $0.2 million. During the second quarter of 2004, we opened 4 new stores and closed 3, resulting in 380 stores at the end of the second quarter of 2004 as compared to 386 at the end of the second quarter of the prior year. Sales per square foot declined to $80 from $83 in the year ago period. Our net sales decline is partly attributable to our emphasis on sandals and casual footwear, while the market was favoring dressy looks, leading to a poor performance in Canada and in our U.S. outlet stores. We are focused on providing better-fashion, higher-grade imported product in our Canadian stores and providing trend-right merchandise in our U.S. outlet stores, both priced to deliver better margins.

Net sales increased $1.1 million, or 1.2%, to $93.6 million in the first half of 2004 as compared to $92.5 million in the first half of the prior year. However, same-store sales for the first half of 2004 declined 0.8%, led by weakness in our Canadian stores. The increase in net sales is attributable to the impact of changes in the Canadian exchange rate, which improved net sales by $1.6 million during the first half of 2004. Sales per square foot increased slightly to $154 for the first half of 2004 from $153 for the first half of the prior year.

Gross Profit
Gross profit decreased $0.9 million, or 4.3%, to $21.3 million in the second quarter of 2004 as compared to $22.2 million in the second quarter of the prior year. As a percentage of net sales, gross profit declined to 44.1% in the second quarter from 44.8% in the year ago quarter. This decline was driven by higher markdowns in our Canadian stores to clear domestically- produced footwear as we transition to higher-grade imported product.

Gross profit remained flat at $43.7 million in the first half of 2004 as compared to the first half of the prior year. As a percent of sales, our gross profit rate decreased to 46.7% in the first half of 2004 as compared to 47.2% in the first half of the prior year, due primarily to the transition in the Canadian stores from domestically produced footwear to higher-grade imported product.

Selling and Administrative Expenses
Selling and administrative expenses increased $0.7 million, or 2.5%, to $23.9 million for the second quarter of 2004 as compared to $23.2 million in the second quarter of the prior year. Approximately $0.1 million of the increase is due to changes in the Canadian exchange rate. The remaining $0.6 million relates to a combination of increased consulting fees and increased employee benefit costs.

Selling and administrative expenses increased $2.4 million, or 5.3%, to $48.5 million in the first half of 2004 as compared to $46.1 million in the first half of the prior year. Approximately $0.6 million of the increase is due to changes in the Canadian exchange rate. The remaining increase is due to a combination of increased retail facilities costs, increased consulting fees, and increased employee benefit costs.

Operating Earnings
Naturalizer Retail's operating loss increased to $2.6 million in the second quarter of 2004 as compared to a loss of $1.0 million in the second quarter of the prior year. The current period loss was due to the same-store sales decline, lower gross profit rates and higher markdowns in Canada.

The operating loss of $4.8 million in the first half of 2004 increased from an operating loss of $2.4 million in the first half of the prior year, due principally to the increase in selling and administrative expenses.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31, 2004		August 2, 2003		July 31, 2004		August 2, 2003
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$136.9	100.0%	$137.9	100.0%	$308.4	100.0%	$278.9	100.0%
Cost of goods sold	92.3	67.4%	92.3	66.9%	209.5	67.9%	186.5	66.9%
Gross profit	44.6	32.6%	45.6	33.1%	98.9	32.1%	92.4	33.1%
Selling and administrative expenses	35.6	26.1%	33.0	23.9%	77.1	25.0%	66.8	23.9%
Operating earnings	$9.0	6.5%	$12.6	9.2%	$21.8	7.1%	$25.6	9.2%

Key Metrics
Unfilled order position at End of period		$175.6		$155.2

Net Sales
Net sales decreased $1.0 million, or 0.7%, to $136.9 million in the second quarter of 2004 as compared to $137.9 million in the second quarter of the prior year. Although net sales for the Bass footwear line contributed $9.1 million in the quarter, weakness in children's and women's private label markets more than offset the increase from net sales of Bass footwear. A shortage of trucks in the Midwest and delays at the West Coast ports at the end of the second quarter also negatively impacted net sales for that period.

Net sales increased $29.5 million, or 10.6%, to $308.4 million in the first half of 2004 as compared to $278.9 million in the first half of the prior year. This increase was due to approximately $24.4 million of sales for the Bass footwear line. In addition, although our Dr. Scholl's and Santana businesses have posted wholesale sales gains, weakness in our children's division has partially offset those gains.

Gross Profit
Gross profit decreased $1.0 million, or 2.1%, to $44.6 million in the second quarter of 2004 as compared to $45.6 million in the second quarter of the prior year. As a percentage of net sales, gross profit declined to 32.6% in the second quarter from 33.1% in the second quarter of the prior year. This decline is primarily due to higher allowances granted to our department store customers within our Bass and Dr. Scholl's wholesale divisions.

Gross profit increased $6.5 million, or 7.0%, to $98.9 million in the first half of 2004 as compared to $92.4 million in the first half of the prior year. As a percent of net sales, our gross profit decreased to 32.1% in the first half of 2004 as compared to 33.1% in the first half of the prior year. The decline in our gross profit rate is principally due to higher allowances related to the disposal of Bass closeout footwear acquired under an asset purchase agreement.

Selling and Administrative Expenses
Selling and administrative expenses increased $2.6 million, or 8.2%, to $35.6 million for the second quarter of 2004 as compared to $33.0 million in the second quarter of the prior year. Selling and administrative costs include $1.5 million to transition the Bass business to our headquarters and distribution centers. In addition, the acquisition of the Bass footwear license resulted in an additional $2.8 million of typical selling and administrative costs during the quarter, including selling costs, warehousing and distribution, marketing, sourcing, etc. Offsetting these factors were benefits from reduced compensation costs associated with stock-based and incentive compensation plans.

Selling and administrative expenses increased $10.3 million, or 15.5%, to $77.1 million in the first half of 2004 as compared to $66.8 million in the first half of the prior year. This increase is due to transition and assimilation costs related to the Bass footwear line of approximately $4.8 million and an additional $5.8 million of typical selling and administrative costs associated with Bass footwear, including selling costs, warehousing and distribution, marketing, sourcing, etc.

Operating Earnings
Operating earnings decreased $3.6 million, or 29.1%, to $9.0 million for the second quarter of 2004 as compared to $12.6 million in the second quarter of the prior year. This decrease is due to weakness in our children's and women's private label markets, lower gross profit rates and $1.5 million in expenses related to transition and assimilation of the Bass business incurred during the second quarter of 2004.

Operating earnings decreased $3.8 million, or 15.1%, to $21.8 million in the first half of 2004 as compared to $25.6 million in the first half of the prior year. This decrease is due to weakness in our children's business as well as Bass transition and assimilation costs of $4.8 million.

OTHER SEGMENT

The Other segment includes our majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, and unallocated corporate administrative and other costs.

Net Sales
Net sales of Shoes.com increased $1.8 million, or 96.9%, to $3.7 million in the second quarter of 2004 as compared to $1.9 million in the second quarter of the prior year. Net sales increased $3.1 million, or 92.7%, to $6.5 million in the first half of 2004 as compared to $3.4 million in the first half of the prior year. This increase reflects continuing strong sales growth due to increased Web site traffic and improved conversion rates.

Operating Earnings
The Shoes.com business generated operating earnings of $0.1 million in the second quarter of 2004 as compared to an operating loss of $0.2 million in the second quarter of the prior year. The earnings improvement is due to a favorable settlement of $0.5 million received in the second quarter of 2004 to discontinue operation of a former affiliate's Web site.

For the first half of 2004, the Shoes.com business generated an operating loss of $0.1 million compared to an operating loss of $0.3 million for the prior year. The earnings improvement is due to the $0.5 million settlement received in the second quarter, offset by increased warehouse expenses to move facilities to accommodate the Bass acquisition.

Other Corporate Expenses
Unallocated corporate administrative and other costs were $5.9 million in the second quarter of 2004 as compared to $5.7 million in the second quarter of the prior year. Corporate expenses increased due to higher consulting costs related to Project ExCEL - our supply chain management improvement initiative, partially offset by lower compensation costs of $1.3 million associated with stock-based and incentive compensation plans.

For the first half of 2004, unallocated corporate administrative and other costs were $13.7 million as compared to $12.4 million in the first half of the prior year. The increase is attributable to both increased consulting costs associated with Project ExCEL and a charge of $0.6 million recorded in the first quarter related to pre-trial interest awarded in connection with the Redfield litigation. For further information on the Redfield litigation, see Part II - Item 1 - Legal Proceedings.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	July 31, 2004	August 2, 2003	Increase/ (Decrease)
Notes payable	$27.5	$19.0	$8.5
Long-term debt, including current maturities	100.0	113.5	(13.5)
Total short- and long-term debt	$127.5	$132.5	$(5.0)

Total debt obligations have declined by $5.0 million, or 3.8%, to $127.5 million at July 31, 2004 as compared to $132.5 million at August 2, 2003. Interest expense decreased $0.3 million, or 14.9%, to $2.2 million in the second quarter of 2004 as compared to $2.5 million in the second quarter of the prior year. The reduction in interest expense was due to lower average daily borrowings compared with the second quarter of the prior year.

The Company entered into an Amended and Restated Credit Agreement (the "Agreement") effective July 21, 2004, which amended and restated its existing $350 million revolving bank credit agreement. The Agreement provides for a maximum line of credit of $350 million, subject to the calculated borrowing base restrictions. In addition to extending the credit term, the Agreement also provides other benefits to the Company, including expanding the definition of eligible inventory in certain circumstances and reducing the interest rate spread paid on outstanding borrowings. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures on July 21, 2009 and the Company's obligations are secured by the Company's accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions.

At July 31, 2004, the Company had $127.5 million of borrowings outstanding and $21.0 million in letters of credit outstanding under the Amended and Restated Credit Agreement. Total additional availability was approximately $194.5 million at July 31, 2004.

Working Capital and Cash Flow

($ millions)	July 31, 2004	August 2, 2003	Increase/ (Decrease)

Net cash provided by (used for) operating activities	$25.0	$54.4	$(29.4)
Net cash provided by (used for) investing activities	(14.1)	(15.9)	1.8
Net cash provided by (used for) financing activities	4.9	(20.2)	25.1
Increase in cash and cash equivalents	$15.8	$18.3	$(2.5)

A summary of key financial data and ratios at the dates indicated is as follows:

	July 31, 2004	August 2, 2003	January 31, 2004

Working capital ($ millions)	$306.6	$263.2	$293.8

Current ratio	1.9:1	1.9:1	2.2:1

Total debt as a percentage of total capitalization	25.5%	29.2%	25.2%

Working capital at July 31, 2004 was $306.6 million, which was $12.8 million higher than at January 31, 2004 and $43.4 million higher than at August 2, 2003. The improvement in our working capital is attributable to continued growth in cash and cash equivalents as a result of our positive financial results over the past twelve months as well as effective management of our outstanding debt obligations and other current liabilities. Our current ratio, the relationship of current assets to current liabilities, decreased to 1.9 to 1 at July 31, 2004 from 2.2 to 1 at January 31, 2004 and remained flat compared to August 2, 2003. The current ratio is generally lower at the end of the second quarter as compared to the year-end ratio due to the seasonality of inventory purchases in preparation for the back-to-school selling season that occurs during the third quarter.

At July 31, 2004, the Company had $71.5 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. Our intention is to maintain this cash within our foreign operations indefinitely or to repatriate it only when it is tax-effective to do so.

Cash provided by operating activities was $25.0 million in the first half of 2004 as compared to $54.4 million last year, a difference of $29.4 million. This difference primarily reflects the investment of approximately $13.4 million in Bass inventory and approximately $5.9 million of accounts receivable from sales of Bass footwear.

Cash used for investing activities was $14.1 million in the first half of 2004 as compared to $15.9 million last year. Investing activities primarily include capital expenditures. Our capital expenditures are relatively consistent with the prior year and are in line with our planned levels. The majority of our capital expenditures in the second quarter were used to both retrofit existing stores and open new stores in our retail divisions.

Cash provided by financing activities was $4.9 million in the first half of 2004 as compared to cash used for financing activities of $20.2 million last year, a difference of $25.1 million. This difference represents an increase in our short-term notes payable of $8.0 million since the beginning of the year as compared to debt reductions totaling $20.0 million in the first half of last year. The increase in short-term notes payable was used to fund operations, including the Bass inventory and accounts receivable as well as the related transition and assimilation costs. In connection with its Amended and Restated Credit Agreement, the Company incurred $1.1 million in debt issuance costs in the second quarter, which are being deferred and amortized to expense over the five-year term of the agreement.

In May 2000, we announced a stock repurchase program authorizing the repurchase of up to 2 million shares of our outstanding common stock. Since the inception of this program, we have purchased a total of 928,900 shares for $11.3 million. No shares were purchased under the plan in either the first half of 2004 or during any of fiscal 2003.

The Company paid dividends of $0.10 per share in the second quarter of 2004 and the second quarter of the prior year.

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

As of July 31, 2004, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above against one of our subsidiaries, a prior operator at the site and two individuals (the Antolovich class action). Plaintiffs, certain current and former residents living in an area adjacent to the Redfield site, alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents that are contaminating the groundwater and indoor air in certain areas adjacent to the site. In December 2003, a jury returned a verdict finding one of our subsidiaries negligent and awarding the class plaintiffs $1.0 million in damages. We have recorded this award along with the cost of associated pre-trial interest and the estimated costs of sanctions imposed on us by the court resulting from pre-trial discovery disputes between the parties. We have recorded total pre-tax charges of $3.7 million for these matters. In April 2004, the plaintiffs filed a motion for a new trial; the court has denied that motion. The plaintiffs have appealed the judgment to the Colorado Court of Appeals and have asked for a retrial. The Company has cross-appealed the trial court's ruling as to the amount of pre-judgment interest, and has conditionally appealed a number of the trial court's rulings in the event of a retrial. Several other post-trial motions are still pending before the trial court, and the ultimate outcome and cost to us may vary.

We have also filed suit in Federal District Court in Denver against a number of former owners/operators of the Redfield site as well as surrounding businesses seeking recovery of amounts spent responding to the contamination at and around the Redfield site. We have consummated settlements with several of these defendants and have reached agreements in principle to settle with the remaining defendants and currently do not anticipate the case will be tried. We have also filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site. That case is not yet set for trial.

We have also filed suit against our insurance carriers seeking recovery of the costs incurred for investigation and remediation of the Redfield site, the damages awarded in the Antolovich class action and other relief. In prior years, we recorded an anticipated recovery of $4.5 million for remediation costs, of which approximately $3.6 million is outstanding at July 31, 2004. We believe insurance coverage in place entitles us to reimbursement for more than the recorded recovery. While the insurance companies are contesting their indemnity obligations, we believe the recorded recovery is supported by the fact that the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurance companies have made offers to settle the claim. We are unable to estimate the ultimate recovery from our insurers, but are pursuing resolution of our claims.

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

There have been no material developments during the quarter ended July 31, 2004 in any other legal proceedings described in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company's repurchase of common stock during the second quarter of 2004.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program		Maximum Number of Shares that May Yet Be Purchased Under the Program (1) (2)
May 2, 2004 - May 29, 2004	-		$-		-		1,071,000

May 30, 2004 - July 3, 2004	18,237	(2)	40.81	(2)	-	(2)	1,071,000

July 4, 2004 - July 31, 2004	-		-		-		1,071,000

Total	18,237		$40.81		-		1,071,000

  In May 2000, the Board of Directors authorized a stock repurchase program authorizing the repurchase of up to 2 million shares of our outstanding common stock. The Company can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 928,900 shares have been repurchased and the remaining availability is 1,071,100 shares as of the end of the quarter.
  This represents shares that were tendered by employees upon the exercise of stock options. The shares were tendered in satisfaction of the exercise price of such options. Accordingly, this share purchase is not considered a part of our publicly announced stock repurchase program.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS
(3)	(i)	Certificate of Incorporation of the Company incorporated herein by reference from Exhibit 3 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
	(ii)	Bylaws of the Company as amended through February 5, 2004, incorporated herein by reference from Exhibit 3 (b) to the Company's Annual Report on Form 10-K for the year ended January 31, 2004.
(10.1)		Amended and Restated Credit Agreement, dated as of July 21, 2004, among Brown Shoe Company, Inc., as lead borrower, Bank of America, N.A., as lead issuing bank, lead arranger, administrative agent, and collateral agent, LaSalle Bank, National Association, as syndication agent, Wells Fargo Foothill, LLC as documentation agent and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company's Form 8-K dated July 21, 2004.
(10.2)		Form of Performance Share Award Agreement, filed herewith, to be issued under the Incentive and Stock Compensation Plan of 2002.
(10.3)		Form of Non-Qualified Stock Option Plan Award Agreement, filed herewith, to be issued under the Incentive and Stock Compensation Plan of 2002.
(10.4)		Form of Incentive Stock Option Agreement, filed herewith, to be issued under the Incentive and Stock Compensation Plan of 2002.
(10.5)		Form of Restricted Stock Agreement, filed herewith, to be issued under the Incentive and Stock Compensation Plan of 2002.
(31.1)		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: September 8, 2004	/s/ Andrew M. Rosen
Senior Vice President, Chief Financial Officer and Treasurer On Behalf of the Corporation and as the Principal Financial Officer