Form 10-Q
period 2004-10-30
BROWN SHOE CO INC
filed 2004-12-08
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 30, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  [X]    No [  ]

As of November 27, 2004, 18,196,916 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ thousands)	October 30, 2004	November 1, 2003	January 31, 2004
Assets
Current Assets
Cash and cash equivalents	$74,793	$52,750	$55,657
Receivables	74,850	64,534	81,930
Inventories	409,961	376,602	376,210
Prepaid expenses and other current assets	17,963	24,717	15,888
Total current assets	577,567	518,603	529,685

Other assets	87,928	84,056	83,692
Goodwill and intangible assets, net	20,860	20,435	20,405

Property and equipment	291,684	271,405	272,151
Allowances for depreciation and amortization	(201,944)	(186,598)	(186,603)
Total property and equipment	89,740	84,807	85,548
Total assets	$776,095	$707,901	$719,330

Liabilities and Shareholders' Equity
Current Liabilities
Notes payable	$43,500	$16,000	$19,500
Trade accounts payable	108,617	107,894	116,677
Accrued expenses	92,291	93,613	96,707
Income taxes	11,811	14,272	2,960
Current maturities of long-term debt	-	3,500	-
Total current liabilities	256,219	235,279	235,844

Other Liabilities
Long-term debt	100,000	100,000	100,000
Other liabilities	29,550	28,317	28,358
Total other liabilities	129,550	128,317	128,358

Shareholders' Equity
Common stock	68,229	67,640	67,787
Additional capital	62,977	55,135	62,772
Unamortized value of restricted stock	(2,935)	(2,691)	(3,408)
Accumulated other comprehensive loss	(607)	(5,366)	(4,934)
Retained earnings	262,662	229,587	232,911
Total shareholders' equity	390,326	344,305	355,128
Total liabilities and shareholders' equity	$776,095	$707,901	$719,330
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 30, 2004	November 1, 2003	October 30 , 2004	November 1, 2003

Net sales	$514,825	$493,433	$1,465,314	$1,398,261
Cost of goods sold	306,782	288,721	868,661	820,557
Gross profit	208,043	204,712	596,653	577,704
Selling and administrative expenses	179,762	172,278	540,177	511,317
Operating earnings	28,281	32,434	56,476	66,387
Interest expense	1,980	2,256	6,600	7,679
Interest income	(221)	(118)	(517)	(318)
Earnings before income taxes	26,522	30,296	50,393	59,026
Income tax provision	7,702	9,096	15,192	17,267
Net earnings	$18,820	$21,200	$35,201	$41,759

Basic net earnings per common share	$1.05	$1.19	$1.97	$2.37

Diluted net earnings per common share	$1.01	$1.13	$1.87	$2.25

Dividends per common share	$0.10	$0.10	$0.30	$0.30
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	October 30, 2004	November 1, 2003

Operating Activities:
Net earnings	$35,201	$41,759
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,251	19,053
Share-based compensation (income) expense	(1,480)	3,299
Tax benefit related to share-based plans	913	-
Loss on disposal of facilities and equipment	739	1,599
Impairment charges for facilities and equipment	1,481	2,147
Provision for (recoveries from) doubtful accounts	(342)	278
Changes in operating assets and liabilities:
Receivables	7,422	17,674
Inventories	(33,751)	15,982
Prepaid expenses and other current assets	(2,075)	(3,739)
Trade accounts payable and accrued expenses	(12,476)	(31,198)
Income taxes	8,851	8,920
Other, net	1,164	(182)
Net cash provided by operating activities	23,898	75,592

Investing Activities:
Capital expenditures	(23,880)	(21,668)
Other	153	368
Net cash used by investing activities	(23,727)	(21,300)

Financing Activities:
Increase (decrease) in short-term notes payable	24,000	(13,000)
Principal repayments of long-term debt	-	(20,000)
Debt issuance costs	(1,274)	-
Proceeds from stock options exercised	1,687	4,696
Dividends paid	(5,448)	(5,359)
Net cash provided (used) by financing activities	18,965	(33,663)
Increase in cash and cash equivalents	19,136	20,629
Cash and cash equivalents at beginning of period	55,657	32,121
Cash and cash equivalents at end of period	$74,793	$52,750
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

The following table sets forth the computation of basic and diluted net earnings per common share for the periods ended October 30, 2004 and November 1, 2003:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share data)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

NUMERATOR
Net earnings	$18,820	$21,200	$35,201	$41,759

DENOMINATOR (thousand shares)
Denominator for basic net earnings per common share	17,943	17,761	17,902	17,634
Dilutive effect of unvested restricted stock and stock options	706	937	950	900
Denominator for diluted net earnings per common share	18,649	18,698	18,852	18,534

Basic net earnings per common share	$1.05	$1.19	$1.97	$2.37

Diluted net earnings per common share	$1.01	$1.13	$1.87	$2.25

Options to purchase 387,600 and 34,921 shares of common stock for the thirteen week periods and 284,978 and 37,216 shares of common stock for the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively, were not included in the denominator for diluted net earnings per common share because their effect would be antidilutive.

Note 3.	Comprehensive Income

Comprehensive income includes changes in shareholders' equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended October 30, 2004 and November 1, 2003:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ Thousands)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net earnings	$18,820	$21,200	$35,201	$41,759

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,580	2,448	3,488	5,707
Unrealized losses on derivative instruments	(631)	(624)	(743)	(1,179)
Net loss from derivatives reclassified into earnings	418	536	1,582	1,253
	3,367	2,360	4,327	5,781

Comprehensive income	$22,187	$23,560	$39,528	$47,540

Note 4.	Business Segment Information

Applicable business segment information is as follows for the periods ended October 30, 2004 and November 1, 2003:

($ thousands)	Famous Footwear	Wholesale Operations	Naturalizer Retail	Other	Totals

Thirteen Weeks Ended October 30, 2004

External sales	$311,685	$148,696	$49,911	$4,533	$514,825
Intersegment sales	414	46,786	-	-	47,200
Operating earnings (loss)	24,802	10,375	(1,491)	(5,405)	28,281
Operating segment assets	359,044	188,362	79,836	148,853	776,095

Thirteen Weeks Ended November 1, 2003

External sales	$301,588	$140,062	$49,789	$1,994	$493,433
Intersegment sales	284	35,968	-	-	36,252
Operating earnings (loss)	23,427	15,460	(166)	(6,287)	32,434
Operating segment assets	345,000	171,986	70,669	120,246	707,901

Thirty-nine Weeks Ended October 30, 2004

External sales	$853,620	$457,125	$143,507	$11,062	$1,465,314
Intersegment sales	1,054	121,718	-	-	122,772
Operating earnings (loss)	49,818	32,144	(6,262)	(19,224)	56,476

Thirty-nine Weeks Ended November 1, 2003

External sales	$831,634	$418,950	$142,296	$5,381	$1,398,261
Intersegment sales	693	100,718	-	-	101,411
Operating earnings (loss)	46,914	41,106	(2,534)	(19,099)	66,387

The Other segment includes corporate administrative and other expenses, which are not allocated to the operating units, and the Company's investment in its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company.

Effective February 1, 2004, the Company began accounting for its Irish financing subsidiary, Brown Group Dublin Limited, which holds cash and short term investments relating to offshore earnings other than in Canada, within the Other segment. Brown Group Dublin Limited had previously been accounted for within the Wholesale Operations segment. Prior year amounts have been reclassified to conform to the current year presentation. This reclassification had no effect on operating earnings, but resulted in a transfer of assets of $68.0 million and $47.1 million at October 30, 2004 and November 1, 2003, respectively, to the Other segment.

Note 5	Restructuring Reserves

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

($ millions)	Employee Severance	Inventory Markdowns	Lease Buyouts	Total
Original charge and reserve balance	$2.3	$1.6	$0.6	$4.5
Adjustments	(0.3)	0.4	(0.1)	-
Expenditures in quarter ending May 1, 2004	(1.8)	(2.0)	(0.1)	(3.9)
Expenditures in quarter ending July 31, 2004	(0.1)	-	(0.2)	(0.3)
Expenditures in quarter ending October 30, 2004	-	-	(0.1)	(0.1)
Reserve balance October 30, 2004	$0.1	$-	$0.1	$0.2

The Company anticipates that the restructuring activities associated with the closure of the Canadian manufacturing facility will be substantially completed by the end of fiscal 2004.

Note 6.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	October 30, 2004	November 1, 2003	January 31, 2004

Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	10,233	10,248	10,245
Naturalizer Retail	5,763	5,323	5,296
Other	1,335	1,335	1,335
	$20,860	$20,435	$20,405

The change between periods for the Naturalizer Retail segment reflects changes in the Canadian dollar exchange rate.

Note 7.	Share-Based Compensation

As of October 30, 2004, the Company had four share-based compensation plans, which are described more fully in Note 16 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recognized in net earnings for stock appreciation units, stock performance plans and restricted stock grants. No share-based employee compensation cost is reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock options outstanding:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net earnings, as reported	$18,820	$21,200	$35,201	$41,759
Add: Total share-based employee compensation (income) expense included in reported net earnings, net of related tax effect	(1,425)	931	(962)	2,145
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	618	(1,479)	(1,396)	(3,877)
Pro forma net earnings	$18,013	$20,652	$32,843	$40,027
Net earnings per common share:
Basic - as reported	$1.05	$1.19	$1.97	$2.37
Basic - pro forma	1.00	1.16	1.83	2.27
Diluted - as reported	1.01	1.13	1.87	2.25
Diluted - pro forma	0.97	1.10	1.74	2.16

The Company issued 5,250 and 88,654 shares of common stock for the thirteen week periods, and 117,827 and 354,807 shares of common stock for the thirty-nine week periods, ended October 30, 2004 and November 1, 2003, respectively, for stock options exercised and restricted stock grants.

As a result of the decline in the Company's net earnings and stock price during the period and the corresponding change in estimated payouts under stock-based and other incentive plans, the Company's third quarter and year to date 2004 results reflect reduced compensation expense as compared to the same periods in 2003. The Company recognized income of $3.2 million ($2.0 million on an after tax basis, or $0.11 per diluted share) during the thirteen weeks ended October 30, 2004 related to these plans, compared to expense of $5.4 million ($3.3 million on an after tax basis) during the thirteen weeks ended November 1, 2003. For the year to date period, the Company recognized $4.2 million of expense ($2.6 million on an after tax basis, or $0.14 per diluted share) related to these plans during the thirty-nine weeks ended October 30, 2004 as compared to $13.9 million of expense ($8.6 million on an after tax basis) during the thirty-nine weeks ended November 1, 2003.

Note 8.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Service cost	$1,543	$1,318	$-	$-
Interest cost	2,169	2,001	65	68
Expected return on assets	(3,831)	(3,705)	-	-
Amortization of:
Actuarial loss (gain)	104	96	(35)	(48)
Prior service costs	78	78	-	(26)
Net transition assets	-	(42)	-	-
Total net periodic benefit cost (income)	$63	(254)	$30	$(6)

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Service cost	$4,625	$3,950	$-	$-
Interest cost	6,500	5,995	195	204
Expected return on assets	(11,481)	(11,104)	-	-
Amortization of:
Actuarial loss (gain)	263	283	(105)	(146)
Prior service costs	234	234	-	(78)
Net transition assets	(85)	(123)	-	-
Total net periodic benefit cost (income)	$56	$(765)	$90	$(20)

Note 9.	Amended and Restated Credit Agreement

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

In connection with the Agreement, the Company incurred approximately $1.3 million of issuance costs, which, together with remaining unamortized debt issuance costs of approximately $2.7 million associated with the original bank credit agreement, will be amortized over the five-year term of the Agreement.

Note 10.	Commitments and Contingencies

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. The anticipated future cost of remediation activities at October 30, 2004 is $6.5 million and is accrued within accrued expenses and other liabilities on the condensed consolidated balance sheet, but the ultimate cost may vary. The cumulative costs incurred through October 30, 2004 are $14.2 million.

The Company assesses future recoveries from insurance companies related to remediation costs by estimating a range of probable recoveries and recording the low end of the range. Recoveries from other responsible parties are recorded when a contractual agreement is reached. As of October 30, 2004, recorded recoveries totaled $3.8 million and are recorded in other noncurrent assets on the condensed consolidated balance sheet. $3.3 million of the recorded recoveries are expected from certain insurance companies as indemnification for amounts spent for remediation associated with the Redfield site. The insurance companies are contesting their indemnity obligations, and the Company has sued its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. The Company believes insurance coverage in place entitles it to reimbursement for more than the recovery recorded. The Company believes the recorded recovery is supported by the fact the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurers have offered to settle these claims. The Company is unable to estimate the ultimate recovery from the insurance carriers, but is pursuing resolution of its claims.

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

Based on information currently available, the Company had an accrued liability of $8.5 million as of October 30, 2004 to complete the cleanup, maintenance and monitoring at all sites. Of the $8.5 million liability, $1.7 million is included in accrued expenses and $6.8 million is included in other liabilities on the condensed consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
The Company is a guarantor of an Industrial Development Bond financing of $3.5 million for a manufacturing and warehouse facility in Bedford County, Pennsylvania. The outstanding principal on this Industrial Development Bond is $3.0 million. These facilities and the business that operated them were sold to another party in 1985, which assumed this obligation. This financing is scheduled to be paid annually in 2005 through 2009. During October 2004, the current owner of the manufacturing and warehouse facility filed for bankruptcy protection and is seeking liquidation of its assets. Management believes the maximum amount of potential future payments under this guarantee, including interest due through maturity, is $3.5 million. While the ultimate outcome is uncertain, management believes that the fair market value of the facility is sufficient to cover the payments due under the Industrial Development Bond. Accordingly, the Company has not recorded any charge related to this guarantee.

The Company is contingently liable for lease commitments of approximately $10 million in the aggregate, which primarily relate to the Cloth World and Meis specialty retailing chains, which were sold in prior years. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Overall, the Company's third quarter results were disappointing as net earnings declined from the third quarter last year in spite of an increase in net sales. Consolidated net sales rose 4.3% to $514.8 million for the third quarter of fiscal 2004, as compared to $493.4 million for the third quarter of the prior year. Net earnings were $18.8 million, or $1.01 per diluted share, for the third quarter compared to $21.2 million, or $1.13 per diluted share, for the third quarter of last year.

The following is a summary of the more significant factors affecting our results in the third quarter of fiscal 2004:

  Famous Footwear's net sales increased 3.3% to $311.7 million in the third quarter compared to $301.6 million last year. Same-store sales declined 0.4%. However, operating earnings increased to $24.8 million in the third quarter compared to $23.4 million in the third quarter of the prior year.
  Our Wholesale Operations segment's operating earnings declined in the third quarter to $10.4 million compared to $15.5 million in the third quarter last year. Operating earnings were negatively affected by continuing weakness in our children's business, lower sales of Naturalizer product, provisions for minimum royalty guarantees on license agreements, a higher provision for allowances to department store customers, an operating loss within the Bass division, and higher inventory markdowns.
  Our Naturalizer Retail operations experienced a 0.2% increase in net sales to $49.9 million in the third quarter, compared to $49.8 million in the third quarter of the prior year. Same-store sales were down 2.8% for the quarter, reflecting overall retail weakness. As a result, we incurred an operating loss of $1.5 million in the third quarter compared to an operating loss of $0.2 million in the third quarter of the prior year.
  As a result of our lower earnings in the third quarter, compensation costs associated with stock-based and incentive compensation plans were $8.6 million lower than last year's third quarter.
  We maintained our strong balance sheet position. Inventories at quarter-end are $410.0 million, up from $376.6 million last year due to additional stores at Famous Footwear, higher Dr. Scholl's inventory and the addition of Bass. Our current ratio, the relationship of current assets to current liabilities, increased to 2.3 to 1 from 2.2 to 1 at year end and at the end of the third quarter of last year. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders' equity, at the end of the quarter increased to 26.9% from 25.8% at the end of the year-ago quarter.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30, 2004		November 1, 2003		October 30, 2004		November 1, 2003
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$514.8	100.0%	$493.4	100.0%	$1,465.3	100.0%	$1,398.3	100.0%
Cost of goods sold	306.8	59.6%	288.7	58.5%	868.6	59.3%	820.6	58.7%
Gross profit	208.0	40.4%	204.7	41.5%	596.7	40.7%	577.7	41.3%
Selling and administrative expenses	179.7	34.9%	172.3	34.9%	540.2	36.8%	511.3	36.6%
Operating earnings	28.3	5.5%	32.4	6.6%	56.5	3.9%	66.4	4.7%
Interest expense	2.0	0.3%	2.2	0.5%	6.6	0.5%	7.7	0.5%
Interest income	(0.2)	0.0%	(0.1)	0.0%	(0.5)	0.0%	(0.3)	0.0%
Earnings before income taxes	26.5	5.2%	30.3	6.1%	50.4	3.4%	59.0	4.2%
Income tax provision	(7.7)	(1.5)%	(9.1)	(1.8)%	(15.2)	(1.0)%	(17.2)	(1.2)%
Net earnings	$18.8	3.7%	$21.2	4.3%	$35.2	2.4%	$41.8	3.0%

Net Sales
Net sales increased $21.4 million, or 4.3%, to $514.8 million in the third quarter of 2004 as compared to $493.4 million in the third quarter of the prior year. This increase is primarily attributable to a $10.1 million increase at Famous Footwear and the acquisition of the Bass footwear license at the beginning of fiscal 2004.

Net sales increased $67.0 million, or 4.8%, to $1,465.3 million in the first nine months of 2004 as compared to $1,398.3 million in the first nine months of the prior year. The increase is primarily attributable to the acquisition of the Bass footwear license at the beginning of 2004, which contributed over one half of the increase. In addition, the net sales improvement was driven by sales gains within our Santana and LifeStride lines and from new Famous Footwear stores.

Gross Profit
Gross profit increased $3.3 million, or 1.6%, to $208.0 million for the third quarter of 2004 as compared to $204.7 million in the third quarter of the prior year. As a percent of net sales, our gross profit rate decreased to 40.4% in the third quarter from 41.5% in the third quarter of the prior year as a result of more aggressive promotions and pricing at Famous Footwear to capture more sales during the critical back-to-school period, higher provisions for allowances to our department store customers, and higher inventory markdowns in our wholesale operations.

Gross profit increased $19.0 million, or 3.3%, to $596.7 million in the first nine months of 2004 as compared to $577.7 million in the first nine months of the prior year. The overall increase in gross profit is primarily driven by the $67.0 million increase in net sales. As a percent of net sales, our gross profit rate decreased to 40.7% in the first nine months of 2004 as compared to 41.3% in the first nine months of the prior year. The decline in the gross profit rate reflects a greater mix of wholesale sales, which carry a lower gross margin rate than our retail sales, more aggressive back-to-school pricing at Famous Footwear, a higher provision for allowances to our department store customers, and higher inventory markdowns in our wholesale operations.

Selling and Administrative Expenses
Selling and administrative expenses increased $7.4 million, or 4.3%, to $179.7 million for the third quarter as compared to $172.3 million in the third quarter of the prior year. This increase is attributable to increased selling and administrative costs associated with the Bass footwear line, increased costs related to new store openings at Famous Footwear and to our ongoing investments in talent, systems, and infrastructure intended to position the Company for future growth. Offsetting these factors were benefits from reduced compensation costs associated with stock-based and incentive compensation plans of $8.6 million compared to last year.

Selling and administrative expenses increased $28.9 million, or 5.6% to $540.2 million in the first nine months of 2004 as compared to $511.3 million in the first nine months of the prior year. This increase is due to increased wholesale selling costs and warehousing costs, increased costs related to new store openings at Famous Footwear and transition and assimilation costs related to the Bass footwear line of approximately $5.1 million, increased selling and administrative costs associated with the Bass footwear line, and our ongoing investments in talent, systems and infrastructure intended to position the Company for future growth. Offsetting these factors were benefits from reduced compensation costs associated with stock-based and incentive compensation plans of $9.7 million compared to last year.

Interest Expense
Interest expense decreased $0.2 million, or 12.2%, to $2.0 million in the third quarter as compared to $2.2 million in the third quarter of the prior year. The decrease in interest expense is due to lower interest rates. On July 21, 2004, the Company amended and restated its credit agreement, which resulted in more favorable interest rates during the third quarter.

Interest expense decreased $1.1 million, or 14.1%, to $6.6 million in the first nine months of 2004 as compared to $7.7 million in the first nine months of the prior year due to more favorable interest rates.

Income Tax Provision
Our consolidated effective tax rate was 29.0% in the third quarter of 2004 as compared to 30.0% in the third quarter of the prior year, reflecting a lower projected annual effective tax rate.

For the first nine months of 2004, our consolidated effective income tax rate was 30.1% as compared to 29.3% for the first nine months of the prior year, reflecting a greater projected annual mix of domestic income. We do not provide deferred taxes on unremitted foreign earnings, as it is our intention to reinvest those earnings indefinitely or to repatriate the earnings only when it is tax-advantageous to do so.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30, 2004		November 1, 2003		October 30, 2004		November 1, 2004
($ millions, except per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$311.7	100.0%	$301.6	100.0%	$853.6	100.0%	$831.6	100.0%
Cost of goods sold	174.6	56.0%	167.5	55.6%	473.7	55.5%	462.5	55.6%
Gross profit	137.1	44.0%	134.1	44.4%	379.9	44.5%	369.1	44.4%
Selling and administrative expenses	112.3	36.0%	110.7	36.6%	330.1	38.7%	322.2	38.8%
Operating earnings	$24.8	8.0%	$23.4	7.8%	$49.8	5.8%	$46.9	5.6%

Key Metrics
Same-store sales % change	(0.4)%		0.7%		(0.2)%		(2.5)%
Same-store sales $ change	$(1.2)		$1.9		$(1.3)		$(19.2)
Sales change from new and closed stores, net	$11.3		$5.2		$23.3		$17.9

Sales per square foot	$49		$48		$135		$134
Square footage (thousand sq. ft.)	6,394		6,274		6,394		6,274

Stores opened	16		19		54		51
Stores closed	17		20		33		61
Ending stores	914		908		914		908

Net Sales
Net sales increased $10.1 million, or 3.3%, to $311.7 million in the third quarter of 2004 as compared to $301.6 million in the third quarter of the prior year. This increase is attributable to higher sales from new stores, offset by a modest same-store sales decline of 0.4% reflecting lower traffic counts. During the third quarter of 2004, we opened 16 new stores and closed

17, resulting in 914 stores at the end of the third quarter as compared to 908 at the end of the third quarter of the prior year. Sales per square foot were $49, up slightly from $48 in the year ago period.

Net sales increased $22.0 million, or 2.6%, to $853.6 million in the first nine months of 2004 as compared to $831.6 million in the first nine months of the prior year. While same-store sales for the first nine months of 2004 were down 0.2% compared to the first nine months of the prior year, sales from net new stores totaled $23.3 million. We opened 54 new stores and closed 33 during the first nine months of 2004, resulting in 914 stores at the end of the third quarter.

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

Gross Profit
Gross profit increased $3.0 million, or 2.3%, to $137.1 million in the third quarter of 2004 as compared to $134.1 million in the third quarter of the prior year. As a percentage of net sales, there was a slight decrease in the gross profit rate to 44.0% in the third quarter of 2004 from 44.4% in the third quarter of the prior year. This decline was due to more aggressive promotions used to drive sales during the critical back-to-school period.

Gross profit increased $10.8 million, or 2.9%, to $379.9 million in the first nine months of 2004 as compared to $369.1 million in the first nine months of the prior year. The gross profit increase of 2.9% is primarily attributed to the 2.6% increase in net sales. As a percent of net sales, our gross profit rate increased slightly to 44.5% in the first nine months of 2004 as compared to 44.4% in the first nine months of the prior year.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.6 million, or 1.5%, to $112.3 million for the third quarter of 2004 as compared to $110.7 million in the third quarter of the prior year. This increase is primarily attributable to increased marketing costs, partially offset by reduced compensation costs associated with stock-based and incentive compensation plans. As a percentage of net sales, selling and administrative costs decreased to 36.0% from 36.6% last year as the division tightly controlled expenses.

Selling and administrative expenses increased $7.9 million, or 2.5%, to $330.1 million in the first nine months of 2004 as compared to $322.2 million in the first nine months of the prior year due to increased marketing costs and higher selling salaries, due in part to store openings during the first nine months of 2004. Reduced compensation costs associated with stock-based and incentive compensation plans partially offset the increase in selling and administrative expenses. As a percent of net sales, selling and administrative costs decreased slightly to 38.7% from 38.8% last year.

Operating Earnings
Operating earnings increased $1.4 million, or 5.9%, to $24.8 million for the third quarter of 2004 as compared to $23.4 million in the third quarter of the prior year. This increase was driven by the $10.1 million increase in net sales, partially offset by the decline in the gross profit rate.

Operating earnings increased $2.9 million, or 6.2%, to $49.8 million in the first nine months of 2004 as compared to $46.9 million in the first nine months of the prior year. This increase was driven by the increase in net sales and, to a lesser extent, the improvement in the gross profit rate as a percent of net sales and the reduction in selling and administrative expenses as a percent of net sales.

NATURALIZER RETAIL

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30, 2004		November 1, 2003		October 30, 2004		November 1, 2003
($ millions, except per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$49.9	100.0%	$49.8	100.0%	$143.5	100.0%	$142.3	100.0%
Cost of goods sold	26.0	52.1%	25.6	51.4%	75.9	52.9%	74.4	52.3%
Gross profit	23.9	47.9%	24.2	48.6%	67.6	47.1%	67.9	47.7%
Selling and administrative expenses	25.4	50.9%	24.4	48.9%	73.9	51.5%	70.4	49.5%
Operating loss	$(1.5)	(3.0)%	$(0.2)	(0.3)%	$(6.3)	(4.4)%	$(2.5)	(1.8)%

Key Metrics
Same-store sales % change	(2.8)%		(0.9)%		(1.6)%		(0.9)%
Same-store sales $ change	$(1.4)		$(0.3)		$(2.3)		$(1.1)
Sales change from new and closed stores, net	$0.5		$(2.1)		$0.8		$(11.3)
Impact of changes in Canadian exchange rate on sales	$1.0		$2.3		$2.7		$5.3

Sales per square foot	$81		$85		$236		$238
Square footage (thousand sq. ft.)	586		575		586		575

Stores opened	4		1		13		4
Stores transferred, net	-		-		4		-
Stores closed	3		4		14		10
Ending stores	381		383		381		383

Net Sales
Net sales increased $0.1 million, or 0.2%, to $49.9 million in the third quarter of 2004 as compared to $49.8 million in the third quarter of the prior year. The favorable impact of the Canadian exchange rate improved net sales by $1.0 million, but was offset by a same-store sales decline of 2.8%. For our Canadian stores, same-store sales increased 2.4%, while domestic stores experienced a same-store decline of 5.7%. During the third quarter of 2004, we opened 4 new stores and closed 3 resulting in 381 stores at the end of the third quarter of 2004 as compared to 383 at the end of the third quarter of the prior year. Sales per square foot declined to $81 from $85 in the year ago period.

Net sales increased $1.2 million, or 0.9%, to $143.5 million in the first nine months of 2004 as compared to $142.3 million in the first nine months of the prior year. However, same-store sales for the first nine months of 2004 declined 1.6%, led by weakness in our domestic stores. For our Canadian stores, same-store sales declined 1.6%, while domestic stores experienced a same-store decline of 1.7%. The increase in net sales is attributable to the impact of changes in the Canadian exchange rate, which improved net sales by $2.7 million during the first nine months of 2004. Sales per square foot decreased slightly to $236 for the first nine months of 2004 from $238 for the first nine months of the prior year due to lower customer traffic.

Gross Profit
Gross profit decreased $0.3 million, or 1.2%, to $23.9 million in the third quarter of 2004 as compared to $24.2 million in the third quarter of the prior year. As a percentage of net sales, our gross profit rate declined to 47.9% in the third quarter from 48.6% in the year ago quarter. This decline was driven by lower initial markups resulting from more promotional pricing.

Gross profit decreased $0.3 million, or 0.4%, to $67.6 million in the first nine months of 2004 as compared to $67.9 million in the first nine months of the prior year. As a percent of sales, our gross profit rate decreased to 47.1% in the first nine months of 2004 as compared to 47.7% in the first nine months of the prior year, due to lower initial markups resulting from more promotional pricing, and the transition in the Canadian stores from domestically produced footwear to higher-grade imported product.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.0 million, or 4.3%, to $25.4 million for the third quarter of 2004 as compared to $24.4 million in the third quarter of the prior year. Approximately $0.5 million of the increase is due to changes in the Canadian exchange rate. The remaining $0.5 million relates to a combination of noncash asset impairment charges and increased consulting fees, offset by reduced compensation costs associated with incentive compensation plans.

Selling and administrative expenses increased $3.5 million, or 4.9%, to $73.9 million in the first nine months of 2004 as compared to $70.4 million in the first nine months of the prior year. Approximately $1.3 million of the increase is due to changes in the Canadian exchange rate. The remaining increase is due to a combination of increased retail facilities costs, noncash asset impairment charges and increased consulting fees, offset by reduced compensation costs associated with incentive compensation plans.

Operating Earnings
Naturalizer Retail's operating loss increased to $1.5 million in the third quarter of 2004 as compared to a loss of $0.2 million in the third quarter of the prior year. The current period loss was due to the same-store sales decline, lower gross profit rates and higher selling and administrative expenses.

The operating loss of $6.3 million in the first nine months of 2004 increased from an operating loss of $2.5 million in the first nine months of the prior year, due to the same-store sales decline, lower gross profit rates and the increase in selling and administrative expenses.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30, 2004		November 1, 2003		October 30, 2004		November 1, 2003
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$148.7	100.0%	$140.1	100.0%	$457.1	100.0%	$419.0	100.0%
Cost of goods sold	103.9	69.9%	94.7	67.6%	313.4	68.6%	281.2	67.1%
Gross profit	44.8	30.1%	45.4	32.4%	143.7	31.4%	137.8	32.9%
Selling and administrative expenses	34.4	23.1%	29.9	21.4%	111.6	24.4%	96.7	23.1%
Operating earnings	$10.4	7.0%	$15.5	11.0%	$32.1	7.0%	$41.1	9.8%

Key Metrics
Unfilled order position at End of period		$199.2		$187.9

Net Sales
Net sales increased $8.6 million, or 6.2%, to $148.7 million in the third quarter of 2004 as compared to $140.1 million in the third quarter of the prior year, due primarily to sales of Bass footwear. The division also experienced an increase of 20.6% in its Mens & Athletics business and an increase of 19.4% in its Lifestride business as compared to the year ago quarter. These increases were offset by continued weakness in the Children's division, which declined 19.0%, and the Naturalizer business, which declined 9.8%, as compared to the year ago quarter.

Net sales increased $38.1 million, or 9.1%, to $457.1 million in the first nine months of 2004 as compared to $419.0 million in the first nine months of the prior year. This increase was primarily due to sales of Bass footwear. In addition, we have experienced solid sales gains in our Lifestride and Mens & Athletics businesses. Our Lifestride business has increased by 11.1% and our Men's and Athletics' business has posted a 4.6% sales gain. Offsetting these increases were weakness in our

Children's business, which experienced a 22.5% sales decline and our Naturalizer business, which experienced a 4.6% sales decline.

Gross Profit
Gross profit decreased $0.6 million, or 1.2%, to $44.8 million in the third quarter of 2004 as compared to $45.4 million in the third quarter of the prior year. As a percentage of net sales, our gross profit rate declined to 30.1% in the third quarter from 32.4% in the third quarter of the prior year. This decline is primarily due to higher allowances granted to our department store customers within our Naturalizer, Bass and Dr. Scholl's wholesale divisions, higher markdowns and provisions for minimum royalty guarantees on license agreements.

Gross profit increased $5.9 million, or 4.3%, to $143.7 million in the first nine months of 2004 as compared to $137.8 million in the first nine months of the prior year. As a percent of net sales, our gross profit rate decreased to 31.4% in the first nine months of 2004 as compared to 32.9% in the first nine months of the prior year. The decline in our gross profit rate is principally due to higher allowances granted to our department store customers.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.5 million, or 15.1%, to $34.4 million for the third quarter of 2004 as compared to $29.9 million in the third quarter of the prior year, due primarily to increased selling and administrative costs associated with the Bass footwear line. Excluding costs associated with Bass marketing, marketing costs increased $2.0 million compared to the third quarter last year. Partially offsetting these increases were benefits from reduced compensation costs associated with stock-based and incentive compensation plans.

Selling and administrative expenses increased $14.9 million, or 15.4%, to $111.6 million in the first nine months of 2004 as compared to $96.7 million in the first nine months of the prior year. This increase is due to transition and assimilation costs related to the Bass footwear line of approximately $5.1 million and increased selling and administrative costs associated with the Bass footwear line. Partially offsetting these factors were benefits from reduced compensation costs associated with stock-based and incentive compensation plans.

Operating Earnings
Operating earnings decreased $5.1 million, or 32.9%, to $10.4 million for the third quarter of 2004 as compared to $15.5 million in the third quarter of the prior year. This decrease is due to weakness in our Children's and Naturalizer products, lower gross profit rates and the operating loss within the Bass division.

Operating earnings decreased $9.0 million, or 21.8%, to $32.1 million in the first nine months of 2004 as compared to $41.1 million in the first nine months of the prior year. This decrease is due to weakness in our Children's and Naturalizer businesses, Bass transition and assimilation costs and the operating loss within the Bass division.

OTHER SEGMENT

The Other segment includes our majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, and unallocated corporate administrative and other costs.

Net Sales
Net sales of Shoes.com increased $2.5 million to $4.5 million in the third quarter of 2004 as compared to $2.0 million in the third quarter of the prior year. Net sales increased $5.7 million to $11.1 million in the first nine months of 2004 as compared to $5.4 million in the first nine months of the prior year. This increase reflects continuing strong sales growth due to increased Web site traffic and improved conversion rates.

Operating Earnings
The Shoes.com business generated an operating loss of $0.2 million in the third quarter of 2004, even with the third quarter of the prior year. For the first nine months of 2004, the Shoes.com business generated an operating loss of $0.3 million compared to an operating loss of $0.5 million for the prior year. The earnings improvement is due to a favorable settlement to discontinue operation of a former affiliate's Web site of $0.5 million received in the second quarter of 2004, offset by increased warehouse and distribution expenses.

Other Corporate Expenses
Unallocated corporate administrative and other costs were $5.3 million in the third quarter of 2004 as compared to $6.1 million in the third quarter of the prior year. Corporate expenses decreased due to lower compensation costs of $3.7 million associated with stock-based and incentive compensation plans, partially offset by higher consulting costs related to Project ExCEL, our supply chain management improvement initiative.

For the first nine months of 2004, unallocated corporate administrative and other costs were $18.9 million as compared to $18.6 million in the first nine months of the prior year. The increase is attributable to both increased consulting costs associated with Project ExCEL and a charge of $0.6 million recorded in the first quarter related to pre-trial interest awarded in connection with the Redfield litigation offset by lower compensation costs of $4.3 million associated with stock-based and incentive compensation plans. For further information on the Redfield litigation, see Part II - Item 1 - Legal Proceedings.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	October 30, 2004	November 1, 2003	Increase/ (Decrease)
Notes payable	$43.5	$16.0	$27.5
Long-term debt, including current maturities	100.0	103.5	(3.5)
Total short- and long-term debt	$143.5	$119.5	$24.0

Total debt obligations have increased by $24.0 million, or 20.1%, to $143.5 million at October 30, 2004 as compared to $119.5 million at November 1, 2003. Interest expense decreased $0.3 million, or 12.2%, to $2.0 million in the third quarter of 2004 as compared to $2.3 million in the third quarter of the prior year. The reduction in interest expense was due to lower interest rates.

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

At October 30, 2004, the Company had $143.5 million of borrowings outstanding and $12.5 million in letters of credit outstanding under the Amended and Restated Credit Agreement. Total additional borrowing availability was approximately $165.5 million at October 30, 2004.

Working Capital and Cash Flow

($ millions)	October 30, 2004	November 1, 2003	Increase/ (Decrease)

Net cash provided (used) by operating activities	$23.9	$75.6	$(51.7)
Net cash provided (used) by investing activities	(23.7)	(21.3)	(2.4)
Net cash provided (used) by financing activities	18.9	(33.7)	52.6
Increase in cash and cash equivalents	$19.1	$20.6	$(1.5)

A summary of key financial data and ratios at the dates indicated is as follows:

	October 31, 2004	November 1, 2003	January 31, 2004

Working capital ($ millions)	$ 321.3	$ 283.3	$ 293.8

Current ratio	2.3:1	2.2:1	2.2:1

Total debt as a percentage of total capitalization	26.9%	25.8%	25.2%

Working capital at October 30, 2004 was $321.3 million, which was $27.5 million higher than at January 31, 2004 and $38.0 million higher than at November 1, 2003. The improvement in our working capital is attributable to growth in cash and cash equivalents and inventories as well as effective management of our outstanding debt obligations and other current liabilities. Our current ratio, the relationship of current assets to current liabilities, increased to 2.3 to 1 at October 30, 2004 from 2.2 to 1 at January 31, 2004 and November 1, 2003 as a result of the working capital increase.

At October 30, 2004, the Company had $74.8 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. Our intention is to maintain this cash within our foreign operations indefinitely or to repatriate it only when it is tax-effective to do so. On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act provides for a special one-time tax reduction for certain foreign earnings that are repatriated to the United States if certain conditions are met. Based on initial estimates, the Company may be able to repatriate approximately $50 - $60 million, which would generate tax expense of approximately $9 - $10 million. However, at this time, we are evaluating the terms of the Act, but have made no decisions regarding repatriation, and accordingly, have not provided deferred taxes on unremitted foreign earnings.

Cash provided by operating activities was $23.9 million in the first nine months of 2004 as compared to $75.6 million last year, a difference of $51.7 million. This difference primarily reflects the investment of approximately $10.8 million in Bass inventory and approximately $5.9 million of accounts receivable from sales of Bass footwear.

Cash used for investing activities was $23.7 million in the first nine months of 2004 as compared to $21.3 million last year. Investing activities primarily include capital expenditures. Our capital expenditures are relatively consistent with the prior year and are in line with our planned levels. The majority of our capital expenditures in the third quarter were used to both retrofit existing stores and open new stores in our retail divisions.

Cash provided by financing activities was $18.9 million in the first nine months of 2004 as compared to cash used for financing activities of $33.7 million last year, a difference of $52.6 million. This difference represents an increase in our short-term notes payable of $24.0 million since the beginning of the year as compared to debt reductions totaling $33.0 million in the first nine months of last year. The increase in short-term notes payable was used to fund operations, including the Bass inventory and accounts receivable as well as the related transition and assimilation costs. In connection with its Amended and Restated Credit Agreement, the Company incurred $1.3 million in debt issuance costs, which are being deferred and amortized to expense over the five-year term of the agreement.

In May 2000, we announced a stock repurchase program authorizing the repurchase of up to 2 million shares of our outstanding common stock. Since the inception of this program, we have purchased a total of 928,900 shares for $11.3 million. No shares were purchased under the plan in either the first nine months of 2004 or during any of fiscal 2003.

The Company paid dividends of $0.10 per share in the third quarter of 2004 and the third quarter of the prior year.

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

As of October 30, 2004, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting during the quarter ended October 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We have also filed suit in Federal District Court in Denver against a number of former owners/operators of the Redfield site as well as surrounding businesses seeking recovery of amounts spent responding to the contamination at and around the Redfield site. We have consummated settlements with all but two of the defendants. A settlement agreement with one of the remaining defendants has been submitted to the court for approval, and we have an agreement in principle to settle with the other remaining defendant. We currently do not anticipate the case will be tried. We have also filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site. That case is not yet set for trial.

We have also filed suit against our insurance carriers seeking recovery of the costs incurred for investigation and remediation of the Redfield site, the damages awarded in the Antolovich class action and other relief. In prior years, we recorded an anticipated recovery of $4.5 million for remediation costs, of which approximately $3.8 million is outstanding at October 30, 2004. We believe insurance coverage in place entitles us to reimbursement for more than the recorded recovery. While the insurance companies are contesting their indemnity obligations, we believe the recorded recovery is supported by the fact that the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurance companies have made offers to settle the claim. We are unable to estimate the ultimate recovery from our insurers, but are pursuing resolution of our claims.

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

The Company is a guarantor of an Industrial Development Bond financing of $3.5 million for a manufacturing and warehouse facility in Bedford County, Pennsylvania. The outstanding principal on this Industrial Development Bond is $3.0 million. These facilities and the business that operated them were sold to another party in 1985, which assumed this obligation. This financing is scheduled to be paid annually in 2005 through 2009. During October 2004, the current owner of the manufacturing and warehouse facility filed for bankruptcy protection and is seeking liquidation of its assets. Management believes the maximum amount of potential future payments under this guarantee, including interest due through maturity, is $3.5 million. While the ultimate outcome is uncertain, management believes that the fair market value of the facility is sufficient to cover the payments due under the Industrial Development Bond. Accordingly, the Company has not recorded any charge related to this guarantee.

There have been no material developments during the quarter ended October 30, 2004 in any other legal proceedings described in the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2004, the Company did not repurchase any shares of common stock.

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

BROWN SHOE COMPANY, INC.

Date: December 8, 2004	/s/ Andrew M. Rosen
Senior Vice President and Chief Financial Officer On Behalf of the Corporation and as the Principal Financial Officer