Form 10-K
period 2005-01-29
BROWN SHOE CO INC
filed 2005-04-01
CIK 14707

FORM 10-K
United States Securities and Exchange Commission

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005
Commission file number 1-2191

BROWN SHOE COMPANY, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
(Address of principal executive offices)

(314) 854-4000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — par value $3.75 a share with Common Stock	New York Stock Exchange
Purchase Rights	Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $586.2 million.

As of February 26, 2005, 18,262,541 common shares were outstanding.

Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders to be held May 26, 2005, are incorporated by reference into Part III.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

PART I

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
On February 28, 2005, we announced that we would restate our consolidated financial statements for 2003 and 2002 to correct our method of accounting for certain lease issues.

Construction Allowances
Consistent with many other companies having retail operations, we historically accounted for construction allowances received from landlords as a reduction of property and equipment and amortized the allowances over the useful lives of the assets to which they were assigned. We have determined that, in some cases, the lives assigned to amortize the construction allowances were shorter than the lease term, thereby understating rent expense. In our restated consolidated financial statements, we have treated these construction allowances as a lease incentive, as defined by Financial Accounting Standards Board (FASB) Technical Bulletin 88-1. The allowances are recorded as a deferred rent obligation upon receipt, rather than a reduction of property and equipment, and amortized to income over the lease term as a reduction of rent expense.

Rent Holidays
We also determined that our calculation of straight-line rent expense should be modified. We had previously recognized straight-line rent expense for leases beginning on the commencement date of the lease, which had the effect of excluding the store build-out periods from the calculation of the period over which we expensed rent. In our restated consolidated financial statements, we have recognized straight-line rent expense over the lease term, including any rent-free build-out periods.

The adjustment to net earnings in each period is a noncash item. The cumulative adjustment to retained earnings for construction allowances and rent holidays was $5.0 million as of January 31, 2004.

All data reflected in this Form 10-K have been restated to correct our treatment of these lease issues. See Note 2 to the consolidated financial statements for further details.

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

During 2004, categories of footwear sales were approximately 60% women’s, 28% men’s and 12% children’s. This composition has remained relatively constant over the past few years. Approximately 68% of 2004 footwear sales were made at retail compared to 69% in 2003 and 2002. See Note 8 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

We had approximately 12,000 full-time and part-time employees as of January 29, 2005. We employed approximately 115 employees engaged in the warehousing of footwear in the United States under a union contract, which will expire in September 2005. In Canada, we employed 22 warehousing employees under a union contract, which expires in October 2007. The Canadian manufacturing facility, which closed in March 2004, employed approximately 275 union employees.

Unless the context otherwise requires, “we,” “us,” “our” or “the Company” refers to Brown Shoe Company, Inc. and its subsidiaries.

Recent Developments
On March 14, 2005, we announced that we have entered into a Securities Purchase Agreement to acquire Bennett Footwear Group, LLC (“Bennett”) for $205 million in cash, plus contingent payments of up to $42.5 million based upon the achievement of certain performance targets over the next three years. The purchase price is subject to post-closing adjustment based on actual net equity. The Bennett acquisition is expected to close during April or May of 2005.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Bennett’s owned and licensed footwear brands, which include Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft, are primarily sold in footwear departments of many major U.S. department and specialty stores. The Bennett acquisition complements our existing portfolio of well-known wholesale brands such as Naturalizer, LifeStride, Bass and Dr. Scholl’s, which are sold primarily in the moderately priced range, by adding strong brands in the better and bridge footwear zones. Bennett had revenues of approximately $200 million in 2004.

RETAIL OPERATIONS
Our retail operations at January 29, 2005, included 1,294 retail shoe stores in the United States and Canada. The number of our retail footwear stores at the end of each of the last three fiscal years is as follows:

	2004	2003	2002
Famous Footwear
Family footwear stores which feature a wide selection of brand-name, value-priced footwear; located in shopping centers, outlet malls and regional malls in the U.S., Puerto Rico and Guam; includes stores operated under the Famous Footwear, Factory Brand Shoes, Supermarket of Shoes and Warehouse Shoes names	919	893	918

Naturalizer
Stores selling primarily the Naturalizer brand of women's footwear, located in regional malls, shopping centers and outlet malls in the U.S. and Canada	359	362	373

F.X. LaSalle
Stores selling women's and men's better grade footwear in major regional malls in Canada	16	16	16
Total	1,294	1,271	1,307

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

Famous Footwear
Famous Footwear, with 919 stores at the end of 2004 and sales of $1.117 billion in 2004, is America’s largest footwear chain selling branded value-priced footwear for the entire family, based on the number of stores it operates and sales volume compiled by the Company from published information of its direct competitors. We acquired Famous Footwear in 1981 as a 32-store chain and we now also operate under such names as Factory Brand Shoes, Supermarket of Shoes and Warehouse Shoes.

Famous Footwear stores feature a wide selection of brand-name, value-priced athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, adidas, K-Swiss, Converse, Aerosoles, Reebok, Vans, LifeStride, Naturalizer, Connie and Mudd. We work closely with our vendors to provide our customers with fresh product and, in some cases, product exclusively designed for and available only in our stores.

Famous Footwear stores are located in strip shopping centers as well as outlet malls and regional malls in all 50 states, Puerto Rico and Guam. The breakdown by venue is as follows at the end of 2004 and 2003:

	January 29, 2005	January 31, 2004
Strip centers	537	522
Outlet malls	196	191
Regional malls	186	180
Total	919	893

The stores open at the end of 2004 and 2003 averaged approximately 7,000 square feet. Total square footage at the end of 2004 increased 3.6% to 6.4 million compared to the end of 2003. Plans are to open approximately 80 stores in 2005, while closing approximately 35 stores.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Sales per square foot were $175 in 2004, which is up 1.7% from $172 in 2003. This increase reflects the same-store sales increase of 0.8% in 2004 and the closing of low productivity stores. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months.

Famous Footwear relies on merchandise allocation systems and processes that utilize allocation criteria, customer profiles and inventory data in an effort to ensure stores are adequately stocked with products and to differentiate the needs of each store based on location, customer profiles or other factors. Famous Footwear’s in-store point-of-sale systems provide detailed sales transaction data to the main office in Madison, Wisconsin, for daily analysis and update of the perpetual inventory and product allocation systems. These systems also are used for training employees and communicating between the stores and the main office.

In 2001, we embarked upon an initiative named IMPACT (Improved Performance and Competitive Transformation), which focused on reengineering the Famous Footwear buying, merchandising and allocation functions. We initiated new processes and recruited new talent in an effort to deliver fresher, more popular brands and styles to customers. This process starts with increased testing to identify emerging styles. As a result of this testing and knowledge, orders are placed closer to the selling season, and product is flowed through distribution centers and stores in smaller quantities and in more frequent intervals. The goal of this initiative is to have the right shoes at the right time for our customers, significantly increase inventory turns and reduce base inventories. We have achieved the key objectives we set for this initiative. We significantly improved the aging of the inventory compared to the end of 2001 and improved inventory turns, and customers purchased more current season merchandise, which led to higher gross profit rates. We achieved reductions in the base level of inventories. With two distribution centers, located in Sun Prairie, Wisconsin, and Lebanon, Tennessee, Famous Footwear’s distribution systems allow for merchandise to be delivered to each store weekly or on a more frequent basis.

Famous Footwear’s marketing program includes newspaper, radio and television advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the consumer. Marketing and advertising programs are tailored on a region-by-region basis to reach target customers. Famous Footwear utilizes a database marketing program, which targets and rewards frequent customers with product discounts and other promotions. In addition, we time certain advertising campaigns to correspond to regional differences such as the important back-to-school season, which begins at various times throughout the country. In 2004, we spent approximately $32 million to communicate Famous Footwear’s positioning of the Joy of Shoe Shopping Success for our target customer and her family.

Naturalizer
The Naturalizer retail stores are showcases for our flagship brand of women’s shoes. These stores are designed and merchandised to appeal to the Naturalizer customer, who is style- and comfort-conscious and who seeks quality and value in her footwear selections. In addition, the Company has repositioned its styles to focus on a younger, more active woman. The Naturalizer stores offer a selection of women’s footwear styles, including dress, casual, boots and sandals, primarily under the Naturalizer brand. The Naturalizer brand is one of North America’s leading women’s footwear brands, based on its market share in department stores as reported by the NPD Group/NPD Fashionworld Point-of-Sale (hereafter “NPD Group, Inc.”), providing stylish, comfortable and quality footwear in a variety of patterns and sizes. Retail price points are typically between $50 and $60 per pair. NPD Group, Inc. reports statistical data obtained from retailers, but NPD Group, Inc. does not guarantee the accuracy and completeness of its information. All retail shoe outlets have not been surveyed, but we believe that the principal retailers have been included. Although we have not independently verified its data, we believe NPD Group, Inc. data to be generally reliable.

At the end of 2004, we operated 204 Naturalizer stores in the United States and 155 stores in Canada. Of the total 359 stores, 278 are located almost entirely in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. Eighty-one are located in outlet malls and average approximately 2,600 square feet in size. Total square footage at the end of 2004 was 546,000 compared to 531,000 in 2003. Sales per square foot, using constant exchange rates for the Canadian dollar, were $305 in 2004 and $301 in 2003.

In 2004, we opened 20 Naturalizer stores and closed 23. In 2003, we closed a total of 15 Naturalizer stores while opening 4. We are planning to open approximately 14 new Naturalizer stores and close approximately 31 stores in 2005.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Marketing programs for the Naturalizer stores have complemented our Naturalizer brand advertising, building on the brand’s consumer recognition and reinforcing the brand’s added focus on style, comfort and quality. Naturalizer utilizes a database marketing program, which targets frequent customers primarily through catalogs, which are mailed four times per year and which display the brand’s current product. Customers can purchase the product in these catalogs from our stores, via the Internet at www.Naturalizer.com or by telephone to our Consumer Services call center. The operating results of the Naturalizer stores are included within the Specialty Retail segment.

F.X. LaSalle
At the end of 2004, we operated 16 F.X. LaSalle retail stores, primarily in the Montreal, Canada, market, that sell better-grade men’s and women’s branded and private-label footwear. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250 per pair. These stores average approximately 2,100 square feet. Sales per square foot were $345 in 2004 and $357 in 2003, using constant exchange rates for the Canadian dollar. The operating results of the F.X. LaSalle stores are included within the Specialty Retail segment.

E-Commerce
We own a majority interest in Shoes.com, Inc., a multi-brand Internet e-tailing company. In addition, a FamousFootwear.com site operates as a Famous Footwear e-tailing store. These sites offer footwear and accessories to men, women and children that include Company-branded and licensed footwear as well as footwear purchased from outside suppliers and certain merchandise that is sold in Famous Footwear stores. The operating results of Shoes.com, Inc. are included within the Other segment.

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

WHOLESALE OPERATIONS
Our Wholesale Operations design and market branded, licensed and private-label dress, casual and athletic footwear for women, men and children at a variety of price points to over 2,000 retailers, including department stores, mass merchandisers, national chains and independent retailers throughout the United States and Canada. The division’s most significant customers include many of the nation’s largest retailers, including Wal-Mart, Payless ShoeSource, Target, The May Company, Federated, Dillard’s, Saks, Sears, Nordstrom, Meijer and Famous Footwear, as well as The Bay, Wal-Mart and Payless ShoeSource Canada in Canada. We also sell product to a variety of international retail customers and distributors. The vast majority of the division’s customers also sell shoes purchased from competing footwear suppliers.

In 2004, the division provided its customers with approximately 75 million pairs of shoes. This footwear was imported through our Sourcing operations, independent agents and a small number of pairs produced at the Company-owned manufacturing facility in Canada, which closed in March 2004.

Our sales force solicits wholesale orders for shoes and is generally responsible for managing our relationships with wholesale customers. We generally place orders as a result of these sales efforts before the shoes are sourced, with delivery generally within three to four months thereafter. We sell footwear to wholesale customers on both a first-cost and landed basis. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. We carry inventories of certain high-volume styles, particularly in the Naturalizer, LifeStride, Dr. Scholl’s and Bass lines, to allow prompt shipment on reorders.

In addition to orders placed through our sales force, the Wholesale Operations division provides its retail customers the ability to directly check inventory of all wholesale product in our distribution centers, place orders and track expected product arrivals over its business-to-business Internet site, BrownShoeOnline.com. Approximately 700 retailers utilize this e-commerce tool. In addition, we provide these retailers with our “E-direct” system that allows them to sell out-of-stock product, which we then ship directly to the consumer’s home.

Our major owned brands include Naturalizer, LifeStride, Buster Brown, Connie and Brown Shoe. Each of our brands is targeted to a specific customer segment representing different styles and taste levels at different price points.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Introduced in 1927, Naturalizer is one of the nation’s leading women’s footwear brands and is our flagship brand. Naturalizer products emphasize relevant and up-to-date styling with quality, value, comfort and fit. Naturalizer footwear is sold in department stores, independent shoe stores and our Naturalizer and Famous Footwear retail stores. The brand’s department store market share decreased slightly from 4.9% in 2003 to 4.7% in 2004, but it increased its market share position within the women’s fashion footwear category within department stores from No. 3 to No. 2 at January 29, 2005, as reported by the NPD Group, Inc.

LifeStride is a leading entry-level price point, women’s brand sold in department stores offering contemporary styling. LifeStride is focused on providing the consumer with “stylized casual” footwear at price points of $30 to $50 per pair. In 2004, the brand achieved a 2.2% department store market share, per the NPD Group, Inc., compared to 2.1% in 2003.

The Buster Brown brand of children’s footwear includes Buster Brown “classic” footwear offered to retailers including The May Company and Famous Footwear. We are capitalizing on the strength and recognition of the Buster Brown brand by marketing licensed and branded children’s footwear under the Buster Brown & Co. umbrella. We sell these products to mass merchandisers including Wal-Mart, Target and Payless ShoeSource. Licensed products include, among others, Barbie, Spider-Man and Bass. The Buster Brown & Co. umbrella provides customers with the assurance that these licensed products contain the quality that they are accustomed to receiving from Buster Brown shoes.

In 2004, we signed a licensing agreement with Disney Consumer Products encompassing Disney standard characters including Mickey and Minnie Mouse, Winnie the Pooh and more. These footwear products for kids launched at retail in spring 2005. The license runs through December 2007.

Products sold under license agreements, which are generally for an initial term of two to three years and subject to renewal, were responsible for approximately 12%, 10% and 9% of consolidated sales in 2004, 2003 and 2002, respectively.

In addition to the above-mentioned children’s licenses, we have a long-term license agreement, which is renewable through 2014, to market the Dr. Scholl’s brand of affordable casual, athletic and work shoes for men, women and children in the United States, Canada and Latin America. This footwear is primarily distributed through mass merchandisers. We also sell the Original Dr. Scholl’s Exercise Sandal and a related line of footwear under this license to department stores, national chains and independent retailers.

In February 2004, we entered into an exclusive three-year license agreement, which is renewable through 2013, to design, source and market men’s, women’s and children’s footwear at wholesale under the Bass brand. This license agreement expanded our footwear brand portfolio, greatly strengthening our offering in branded men’s footwear, and it provides an entry into the casual and outdoor categories.

In 2001, our Wholesale Operations division launched a collection of women’s shoes — Carlos by Carlos Santana — to major department stores. This footwear is marketed under a license agreement with guitarist Carlos Santana, which runs through November 2006. This product represents our most fashion-forward line and is distributed in approximately 400 department store doors and 400 specialty stores.

We continue to build on and take advantage of the heritage and consumer recognition of our traditional brands. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail customers. In 2004, we spent approximately $22 million in advertising and marketing support primarily for our Naturalizer and LifeStride brands, including cooperative advertising with our wholesale customers. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications.

At February 26, 2005, our wholesale operations had a backlog of unfilled orders of approximately $164 million, compared to $160 million on February 28, 2004. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and, in some cases, the timing of licensed product movie releases. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

The following is a listing of the brands and licensed products we sell:

Women’s	Men’s and Athletic	Children’s
AirStep	Bass(1)	Airborne
Bass(1)	Basswood	Baby Gund(6)
Basswood	Big Country	Barbie(7)
Bootalinos	Brown Shoe	Bass(1)
b.u.m. equipment(2)	b.u.m. equipment(2)	Blue Jean Teddy(8)
Carlos by Carlos Santana(3)	Dr. Scholl’s(4)	Bob the Builder(9)
Connie	F.X. LaSalle	b.u.m. equipment(2)
Dr. Scholl’s(4)	FX	Buster Brown
Eurosole	Francois Xavier Collection	Chill Chasers by Buster Brown
Eurostep	Natural Soul	Disney Standard Characters(10)
Exalt	Regal	Mary-Kate and Ashley(11)
Extremes by Naturalizer	TX Traction	Matchbox(7)
Fanfares		Miffy and Friends(12)
F.X. LaSalle		Mijos(13)
FX		Original Dr. Scholl’s(4)
Francois Xavier Collection		Power Rangers(10)
Hot Kiss(5)		Red Goose
LifeStride		Spider-Man 2(14)
LS Studio		Spidey and Friends(15)
Marquise		Spy Kids 3(16)
Maserati		Star Wars(17)
Naturalizer		Sweet Kids
NaturalSport		T.R.E.A.T.S.
NightLife		Toe Zone(18)
Opale		Winnie The Pooh(10)
Original Dr. Scholl’s(4)
TX Traction
Vision Comfort

As denoted, these brands are used with permission from and, in most cases, are registered trademarks of:

(1) Phillips-Van Heusen Corporation	(10) Disney Enterprises, Inc.
(2) BUM Equipment LLC	(11) Dualstar Consumer Products, LLC
(3) Guts & Grace Records, Inc.	(12) Big Tent Entertainment LLC
(4) Schering-Plough Healthcare Products, Inc.	(13) HomieShop LLP
(5) Hot Kiss, Inc.	(14) Marvel Characters, Inc.
(6) Gund, Inc	(15) Spider-Man Merchandising LP
(7) Mattel, Inc	(16) Dimension Films, a division of Miramax Film Corporation
(8) Springs Licensing Group, Inc.	(17) Lucasfilm LTD
(9) HIT Entertainment PLC	(18) Sole Concepts, Inc.

All other brands are owned by and, in most cases, are registered trademarks of Brown Shoe Company, Inc.

Brown Shoe Sourcing
The Brown Shoe Sourcing division sources substantially all of the footwear globally for our Wholesale Operations division and Specialty Retail division and a portion of the footwear sold by Famous Footwear. The division, which in 2004 sourced 75.3 million pairs of shoes, has developed a global sourcing capability through its relationships with approximately 100 third-party independent footwear manufacturers and, in certain countries, utilizes an agent to facilitate and manage the development, production and shipment of product. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of our established relationships. We do not have contractual commitments with these suppliers.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

We have sourcing offices in Hong Kong, China, Brazil, Italy, Taiwan and Mexico. Our structure enables us to source footwear at various price levels from significant shoe manufacturing regions of the world. In 2004, more than 80% of the footwear we sourced was from manufacturing facilities in China. We believe we have the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of our foreign sourcing in 2004:

Country	Millions of Pairs
China	62.3
Brazil	11.4
Italy	0.4
Vietnam	0.3
All other	0.9
Total	75.3

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

RISK FACTORS
Certain statements in this Form 10-K, as well as other statements made by us from time to time, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. The considerations listed below represent certain important factors we believe could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks (including those described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. We disclaim any intent or obligation to update these forward-looking statements.

Competition and Changes in Consumer Preferences
Competition is intense in the footwear industry. Certain of our competitors are larger and have substantially greater resources than we do. Our success depends upon our ability to remain competitive in the areas of style, price and quality, among others, and in part on our ability to anticipate and respond to changing merchandise and fashion trends and consumer preferences and demands in a timely manner. If we fail to gauge the fashion tastes of consumers, differentiate and effectively market our products or build inventory for products that are not accepted by consumers, this could adversely affect our sales or profit margins. If that occurs, we may have substantial unsold inventory that we may have to mark down in order to sell, which would adversely affect our business and results of operations. Competition in the retail footwear industry has been impacted by retailers aggressively competing on the basis of price. Accordingly, there has been competitive pressure on us to keep our selling prices low. If we are unable to respond effectively to these competitive pressures, our business and results of operations will be adversely affected.

Furthermore, consumer preferences and purchasing patterns may be influenced by consumers’ disposable income. Consequently, the success of our operations may depend to a significant extent upon a number of factors affecting disposable income, including general economic conditions and factors such as employment, business conditions, consumer confidence, interest rates and taxation.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Reliance on Foreign Sources of Production

General
We rely entirely on broad-based foreign sourcing for our footwear products. We source footwear products from independent third-party manufacturing facilities located in China and Brazil and, to a lesser extent, from Italy, Vietnam and other countries. Typically, we are a major customer of these third-party manufacturing facilities. However, there is substantial competition in the footwear industry for quality footwear manufacturers. We believe our relationships with such third-party manufacturing facilities provide us with a competitive advantage; thus, our future results will partly depend on maintaining our close working relationships with our principal manufacturers.

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

Further, our products depend on the availability of leather. Any significant shortage of quantities or increases in the cost of leather or other resources used to produce our products could have a material adverse effect on our business and results of operations.

China
We rely heavily on manufacturing facilities located in China. Historically, the trade relationship between the United States and China has not had a material adverse effect on our business, financial condition or results of operations. There have been, however, and may in the future be, threats to the trade relationships between the United States and China, including threats by the United States to limit trade relations with China. There can be no assurance the trade relationship between the United States and China will not worsen, and if it does worsen, there can be no assurance our business, financial condition or results of operations will not be materially adversely affected thereby. Further, we cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. For example, manufacturing capacity in China may shift from footwear to other industries with manufacturing margins that are perceived to be higher. Although we believe we could find alternative manufacturing sources for those products we currently source from China through our existing relationships with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity would have a material adverse effect on the Company.

Currency
Although we purchase products from certain foreign manufacturers in United States dollars and otherwise engage in foreign currency hedging transactions, we cannot ensure that we will not experience cost variations with respect to exchange rate changes. The Chinese Yuan is currently pegged to the U.S. dollar. If the Chinese government decides to revalue the Yuan or allows it to float against the U.S. dollar, such an action could adversely impact our business and financial results.

Customer Concentration
Our wholesale customers include department stores, national chains and mass merchandisers. Several of our customers operate multiple department store divisions. Further, we often sell multiple brands and licensed and private-label footwear to these same department stores, national chains and mass merchandisers. While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by our customers that operate multiple department stores, national chains and/or mass merchandisers or any other significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

The retail industry has recently experienced consolidation. If this trend continues, our customers will likely seek more favorable terms, including pricing, for their purchases of our products, which could limit our ability to raise prices, in turn limiting our ability to recoup raw material or other cost increases. Sales on terms less favorable to us than our current terms will have an adverse effect on our profitability. In addition, consolidation could lead to a decrease in the number of stores that carry our products. Consolidation could also lead to larger retailers deciding to source their products directly from manufacturers overseas and ceasing to rely on wholesalers. If such retailers are successful in meeting their footwear needs directly through sourcing from overseas, this would have a material adverse effect on our business and results of operations.

Intellectual Property Risks

Licenses
The success of our Wholesale Operations division has to date been due, in part, to our ability to attract and retain licensors which have strong, well-recognized brands and trademarks. Our license agreements are generally for an initial term of two to three years, subject to renewal, but even where we have longer-term licenses or have an option to renew a license, such agreements are dependent upon our achieving certain results in marketing the licensed products. While we believe we will generally be able to renew our existing licenses and obtain new licenses in the future, there can be no assurance we will be able to renew our current licenses or obtain new licenses to replace lost licenses. In addition, certain of our license agreements are not exclusive, and new or existing competitors may obtain similar licenses.

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

Dependence on Leased Locations
Our Famous Footwear and Specialty Retail divisions operate chains of footwear stores. We lease all of these stores. Accordingly, the success of our operations, in part, is dependent on our ability to secure affordable, long-term leases in desirable locations and to secure renewals of such leases. Although we believe that our current leases can be renewed on acceptable terms, no assurance can be given that we will be able to successfully negotiate lease renewals on existing stores or to obtain similar terms for new stores in desirable locations, and the failure to do so could have an adverse effect on our business, financial condition and results of operations.

Dependence on Major Branded Suppliers
Our Famous Footwear retail chain purchases a substantial portion of our footwear products from major branded suppliers. While we believe our relationships with our current suppliers are good, the loss of any of our major suppliers or product developed exclusively for Famous Footwear could have a material adverse effect on our business, financial condition and results of operations. As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of Famous Footwear to obtain products from its suppliers on a timely basis and on acceptable terms.

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

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

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

Most of the footwear sold through our domestic wholesale divisions is processed through two Company-owned distribution centers in Sikeston, Missouri, and Fredericktown, Missouri, which have 720,000 and 465,000 square feet, including mezzanine levels, respectively. Some distribution activities are handled by a third-party provider. In 2003, we operated one manufacturing facility and a 150,000-square-foot distribution facility in Perth, Ontario. In March 2004, we closed the manufacturing facility located in Perth, Ontario. We own these Canadian facilities in addition to another Canadian manufacturing facility which was closed during 2002.

Our retail footwear operations are conducted throughout the United States, Canada, Puerto Rico and Guam and involve the operation of 1,294 shoe stores, including 171 in Canada. All store locations are leased, with approximately one-half having renewal options. Famous Footwear operates a leased 750,000-square-foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin, and a leased 800,000-square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee. Our Canadian retailing division operates a leased 21,000-square-foot distribution center, which is adjacent to the division’s office in Laval, Quebec.

Our Brown Shoe Sourcing division leases office space in Hong Kong, China, Taiwan, Italy and Mexico. In 2004, we opened a new leased office and sample-making facility in DongGuan, China.

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

We are involved in environmental remediation and ongoing compliance activities at several sites. We are remediating, under the oversight of Colorado authorities, contamination at and beneath our owned facility in Colorado (also known as the “Redfield” site) and groundwater and indoor air in residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the site and surrounding facilities. During 2004, we recorded no expense related to this remediation. During 2003 and 2002, we recorded expense of $0.8 million and $4.1 million, respectively.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above against one of our subsidiaries, a prior operator at the site and two individuals (the Antolovich class action). Plaintiffs, certain current and former residents living in an area adjacent to the Redfield site, alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents that are contaminating the groundwater and indoor air in certain areas adjacent to the site. In December 2003, a jury returned a verdict finding us negligent and awarding the class plaintiffs $1.0 million in damages. We have recorded this award along with the estimated cost of associated pretrial interest and the estimated costs of sanctions imposed on us by the court resulting from pretrial discovery disputes between the parties. We recorded a total pretax charge of $3.1 million for these matters in the fourth quarter of 2003 and recorded an additional $0.6 million charge in the first quarter of 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which pre-judgment interest applied. The plaintiffs have filed an appeal of the December 2003 jury verdict, and the ultimate outcome and cost to us may vary.

We have also filed suit in Federal District Court in Denver against a number of former owner/operators of the Redfield site as well as surrounding businesses seeking recovery of amounts spent responding to the contamination at and around the Redfield site. We have reached settlement agreements with all of the defendants in this case, and as a result, all but one defendant has been dismissed from the suit. We are awaiting the court’s approval of the settlement agreement reached with the last remaining defendant. We have also filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site. That case is not yet set for trial.

We have also filed suit against our insurance carriers seeking recovery of the costs incurred for investigation and remediation of the Redfield site, the damages awarded in the Antolovich class action and other relief. In prior years, we recorded an anticipated recovery of $4.5 million for remediation costs, of which $3.3 million is outstanding at January 29, 2005. We believe insurance coverage in place entitles us to reimbursement for more than the recovery recorded. While the insurance companies are contesting their indemnity obligations, we believe the recorded recovery is supported by the fact that the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurance companies have made offers to settle the claim. We are unable to estimate the ultimate recovery from our insurers, but are pursuing resolution of our claims.

We have completed our remediation efforts at our closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 19 years. In addition, various federal and state authorities have identified us as a potentially responsible party for remediation at certain other landfills.

Based on information currently available, we had an accrued liability of $8.4 million as of January 29, 2005, to complete the cleanup, maintenance and monitoring at all sites. The ultimate cost may vary.

While we currently do not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of shareholders during the fourth quarter of 2004.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and the Chicago Stock Exchange under the trading symbol “BWS.” As of January 29, 2005, we had approximately 4,600 stockholders of record. The following table sets forth for each fiscal quarter during 2004 and 2003 the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share.

	2004			2003
	Low	High	Dividends Paid	Low	High	Dividends Paid
1st Quarter	$34.79	$39.95	$0.10	$25.10	$30.36	$0.10
2nd Quarter	30.33	42.02	0.10	25.00	31.75	0.10
3rd Quarter	24.18	32.70	0.10	28.30	36.25	0.10
4th Quarter	27.07	30.10	0.10	31.85	39.73	0.10

Restrictions on the Payment of Dividends
Our credit agreement limits the amount of dividends that can be declared and paid. However, we do not believe this limitation materially inhibits the Board of Directors’ ability to declare or our ability to pay regular quarterly dividends to our common stockholders.

Issuer Purchases of Equity Securities
During the quarter ended January 29, 2005, we did not repurchase any of our common stock.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report. All data has been restated to correct our treatment of certain lease accounting issues. See Note 2 to the consolidated financial statements for further details.

		AS RESTATED
($ thousands, except per share amounts)	2004 (52 Weeks)	2003 (52 Weeks)	2002 (52 Weeks)	2001 (52 Weeks)	2000 (53 Weeks)
Operations:
Net sales	$1,941,804	$1,832,108	$1,841,443	$1,755,848	$1,684,859
Cost of goods sold	1,157,437	1,073,442	1,100,654	1,089,549	1,002,727
Gross profit	784,367	758,666	740,789	666,299	682,132
Selling and administrative expenses	720,013	682,674	669,133	655,154	614,555
Provision for environmental litigation costs	586	3,107	-	-	-
Operating earnings	63,768	72,885	71,656	11,145	67,577
Interest expense	(8,410)	(9,781)	(12,236)	(20,240)	(18,823)
Interest income	929	462	402	1,329	2,245
Loss on early redemption of debt	-	-	-	(7,556)	-
Earnings (loss) before income taxes	56,287	63,566	59,822	(15,322)	50,999
Income tax (provision) benefit	(12,982)	(17,330)	(15,664)	10,096	(15,455)
Net earnings (loss)	$43,305	$46,236	$44,158	$(5,226)	$35,544

Returns From Operations:
Return on net sales	2.2%	2.5%	2.4%	(0.3)%	2.1%
Return on beginning shareholders’ equity	12.4%	15.8%	17.4%	(2.0)%	14.2%
Return on average invested capital(1)	8.6%	10.2%	10.1%	(1.0)%	7.7%
Dividends paid	$7,266	$7,163	$7,043	$6,988	$7,202
Capital expenditures	$46,227	$35,108	$32,226	$34,466	$36,309

Per Common Share:
Basic earnings (loss)	$2.42	$2.62	$2.54	$(0.30)	$2.01
Diluted earnings (loss)	2.30	2.48	2.46	(0.30)	1.99
Dividends paid	0.40	0.40	0.40	0.40	0.40
Ending shareholders’ equity	21.45	19.37	16.53	14.49	15.34

Financial Position:
Receivables	$97,503	$81,930	$82,486	$68,305	$64,403
Inventories	421,450	376,210	392,584	396,227	427,830
Working capital	281,324	292,378	241,692	224,786	266,130
Property and equipment	114,394	103,624	103,483	103,297	104,328
Total assets	846,134	739,054	735,069	724,490	760,478
Current maturities of long-term debt	92,000	19,500	49,000	92,800	76,500
Long-term debt and capitalized lease obligations	50,000	100,000	103,493	123,491	152,037
Shareholders’ equity	391,303	350,080	292,217	253,279	267,867
Average common shares outstanding - basic	17,917	17,677	17,367	17,188	17,670
Average common shares outstanding - diluted	18,808	18,616	17,939	17,539	17,846
All data presented reflects the fiscal year ended on the Saturday nearest to January 31.

(1)
Return on average invested capital is calculated by dividing net earnings (loss) for the period by the average of each month-end invested capital balance during the year. Invested capital is defined as total shareholders’ equity plus long-term debt and capitalized lease obligations and current maturities of long-term debt.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All data reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been restated to correct our treatment of certain lease accounting issues. See Note 2 to the consolidated financial statements for further details.

OVERVIEW
Overall, 2004 was a challenging year for Brown Shoe Company, Inc. in a difficult retail environment. Although net sales increased 6.0%, we are disappointed in our $2.9 million, or 6.3%, decline in net earnings compared to last year. Our results reflect increased operating earnings at Famous Footwear, mixed results within our Wholesale Operations and poor results in our Specialty Retail operations. At the same time, we invested in our future by improving our talent base, continued our initiative to improve and streamline our supply chain systems, focused on targeted consumer marketing at Famous Footwear and continued a remodeling program at the Famous Footwear stores.

We renamed our former “Naturalizer Retail” segment to “Specialty Retail” during 2004. The composition of the segment has not changed and includes both concept and outlet mall Naturalizer retail stores in the United States and Canada and F.X. LaSalle stores in Canada.

Following is a summary of our operating results in 2004:

▪
Famous Footwear achieved a 16.3% increase in its operating earnings to $60.3 million as a result of higher net sales and operating improvements in a number of areas. The sales growth reflects positive sales trends during the second half of 2004. Operating improvements included more focused marketing programs, a better product mix with more exclusive product from key vendors and a more inviting store format and presentation. Same-store sales improved by 0.8% in 2004, the first same-store sales gain in five years. While retail competition in footwear remains intense, we are focused on building on this success and believe the new marketing programs and enhanced product mix provide the opportunity to do so.

▪
The Wholesale Operations segment’s operating earnings declined $10.9 million to $44.9 million reflecting mixed results in the various divisions of this business. On the positive side, the Men’s & Athletic, Women’s Private Label, Dr. Scholl’s, LifeStride and Santana businesses achieved increased sales and operating earnings. At the same time, the Naturalizer, Children’s and Original Dr. Scholl’s sales and margins declined, and the new Bass business fell short of expectations during this initial transition year.

▪
Our Specialty Retail segment had a disappointing year, incurring an operating loss of $11.0 million. Same-store sales declined 1.7% with both the domestic and Canadian stores reporting decreases. Gross margin rates were also lower reflecting higher markdowns to move product.

▪
Debt increased by $22.5 million in 2004 following a reduction of $33.0 million in 2003, leaving a debt-to-total capital ratio of 26.6% at the end of 2004. The increase in borrowings in 2004 primarily reflects the investment in accounts receivable and inventory from the new Bass business.

Following is a summary of the more significant factors affecting the comparability of our financial results for 2004, as compared to 2003:

▪
During 2004, we recognized income of $2.7 million ($1.7 million on an after-tax basis), or $0.09 per diluted share, related to share-based compensation, as compared to share-based compensation expense of approximately $4.8 million ($3.0 million on an after-tax basis), or $0.16 per diluted share, for 2003. The resulting variance of $7.5 million ($4.7 million on an after-tax basis), or $0.25 per diluted share, is the result of the lower expected award value under these plans, primarily the stock performance plan. The lower expected award value reflects lower than targeted payouts and a lower stock price at the end of 2004 compared to 2003.

▪
During 2004, we recorded compensation cost related to cash-based employee annual incentive plans of $6.8 million ($4.2 million on an after-tax basis), or $0.22 per diluted share, as compared to $14.2 million ($8.8 million on an after-tax basis), or $0.47 per diluted share, in 2003. This decline is due to our financial performance in 2004 relative to both 2003 and our targeted performance.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

▪
In February 2004, we entered into an exclusive three-year license agreement, renewable through 2013, to design, source and market men’s, women’s and children’s footwear at wholesale under the Bass brand. During 2004, we incurred approximately $5.6 million ($3.5 million on an after-tax basis), or $0.18 per diluted share, of transition and assimilation costs associated with the acquisition of this license.

▪
During the fourth quarter of 2004, we recorded a charge of $3.5 million ($2.2 million on an after-tax basis), or $0.12 per diluted share, related to our guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed the bond obligation. The current owner of the manufacturing and warehouse facility has filed for bankruptcy protection and is liquidating its assets. Although we will pursue recovery of these costs, the ultimate outcome is uncertain. Accordingly, we have recorded our estimate of the maximum exposure, $3.5 million, as a charge in the fourth quarter of 2004.

▪
During 2004, we recorded a charge of $2.4 million ($1.5 million on an after-tax basis), or $0.08 per diluted share, relating to the insolvency of an insurance company that insured us for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding. During 2003, we recorded a charge of $0.3 million ($0.2 million on an after-tax basis), or $0.01 per diluted share, related to this matter.

▪
During the fourth quarter of 2004, we recorded a charge of $1.7 million ($1.1 million on an after-tax basis), or $0.06 per diluted share, for severance and benefit costs related to reductions in our workforce.

▪
We recognized $1.0 million of tax benefit in 2004, or $0.05 per diluted share, related to the elimination of our valuation allowance associated with our foreign tax credit carryforwards. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act extends the time in which foreign tax credit carryforwards can be utilized for federal income tax purposes from a five-year period to a ten-year period. As a result of this change, we expect to fully utilize our foreign tax credit carryforwards.

▪
In the fourth quarter of 2003, we announced the closing of our last Canadian footwear manufacturing factory located in Perth, Ontario and recorded a charge of $4.5 million ($2.7 million on an after-tax basis), or $0.14 per diluted share, related to severance, inventory markdowns and lease termination costs.

▪
In the fourth quarter of 2003, we recorded a $3.1 million charge ($2.0 million on an after-tax basis), or $0.11 per diluted share, related to the class action litigation related to our Redfield facility in Denver, Colorado, and related costs including the verdict, anticipated pretrial interest and sanction costs. During the first quarter of 2004, we recorded an additional $0.6 million ($0.4 million on an after-tax basis), or $0.02 per diluted share, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which pre-judgment interest applied.

Looking ahead, while much has been accomplished, we expect the retail environment will continue to be extremely competitive. We must continue to improve upon and leverage our operating platforms to drive profitability improvements in 2005. We believe the investments we have made and will continue to make in the business provide the foundation for a successful 2005 and beyond.

In addition, on March 14, 2005, we announced that we have entered into a Securities Purchase Agreement to acquire Bennett Footwear Group, LLC (“Bennett”) for $205 million in cash, plus contingent payments of up to $42.5 million based upon the achievement of certain performance targets over the next three years. The purchase price is subject to post-closing adjustment based on actual net equity. The Bennett acquisition is expected to close during April or May of 2005. We believe this acquisition represents a strategic complement to our business, and we believe it provides us with several significant growth vehicles.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

CONSOLIDATED RESULTS

			AS RESTATED
	2004		2003		2002
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$1,941.8	100.0%	$1,832.1	100.0%	$1,841.4	100.0%
Cost of goods sold	1,157.4	59.6%	1,073.4	58.6%	1,100.6	59.8%
Gross profit	784.4	40.4%	758.7	41.4%	740.8	40.2%
Selling and administrative expenses	720.0	37.1%	682.7	37.2%	669.1	36.3%
Provision for environmental litigation costs	0.6	0.0%	3.1	0.2%	-	0.0%
Operating earnings	63.8	3.3%	72.9	4.0%	71.7	3.9%
Interest expense	(8.4)	(0.4)%	(9.8)	(0.5)%	(12.3)	(0.7)%
Interest income	0.9	0.0%	0.5	0.0%	0.4	0.0%
Earnings before income taxes	56.3	2.9%	63.6	3.5%	59.8	3.2%
Income tax provision	(13.0)	(0.6)%	(17.4)	(1.0)%	(15.6)	(0.8)%
Net earnings	$43.3	2.3%	$46.2	2.5%	$44.2	2.4%

Net Sales
Net sales increased $109.7 million, or 6.0%, to $1.942 billion in 2004 compared to 2003 and decreased $9.3 million, or 0.5%, to $1.832 billion in 2003 compared to 2002.

The increase in net sales in 2004 compared to 2003 reflects higher sales of $43.1 million at Famous Footwear, $54.6 million in Wholesale Operations, $2.4 million at Specialty Retail and $9.6 million at the Shoes.com e-commerce business. Same-store sales increased 0.8% in the Famous Footwear stores and declined 2.2% and 1.1% in the domestic Specialty Retail stores and Canadian Specialty Retail stores, respectively. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. This method avoids the distorting effect that grand opening sales have in the first month of operation. Relocated stores are treated as new stores. Closed stores are excluded from the calculation.

The decrease in net sales in 2003 compared to 2002 reflects lower sales of $1.6 million at Famous Footwear, $5.1 million at Wholesale and $6.2 million at Specialty Retail, partially offset by an increase in the Shoes.com e-commerce business of $3.6 million. Same-store sales declined 2.4% and 4.1% in the Famous Footwear and Canadian Specialty Retail stores, respectively, and increased 1.1% in the domestic Specialty Retail stores.

Gross Profit
Gross profit increased $25.7 million, or 3.4%, to $784.4 million in 2004 and increased $17.9 million, or 2.4%, to $758.7 million in 2003. As a percentage of sales, gross profit decreased to 40.4% in 2004 compared to 41.4% in 2003 and 40.2% in 2002. We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of sales, may not be comparable to other companies.

The increase in gross profit in 2004 is driven by our growth in net sales. Our gross profit percentage decline in 2004 is due primarily to increased allowances provided to our Wholesale Operations’ department store customers and lower initial markups within our Specialty Retail division and a slight decline at Famous Footwear as a result of higher markdowns.

The increases in gross profit and the gross profit percentage in 2003 are due primarily to higher markups at Famous Footwear generated from a fresher mix of merchandise. Modest gross profit improvements within the Wholesale Operations division were offset by declines in gross profit at the Specialty Retail division. Cost of goods sold for 2003 includes a charge of $1.6 million (out of a total charge of $4.5 million) to liquidate inventory as we closed our last Canadian factory in 2004.

Selling and Administrative Expenses
Selling and administrative expenses, which include warehousing and distribution costs of $54.3 million in 2004, $50.0 million in 2003 and $51.1 million in 2002, increased $37.3 million, or 5.5%, to $720.0 million in 2004 and increased $13.6 million, or 2.0%, to $682.7 million in 2003. As a percent of net sales, selling and administrative expenses were 37.1%, 37.2% and 36.3% in the years 2004, 2003 and 2002, respectively.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

The increase in selling and administrative expenses in 2004 is due in part to special charges recorded in 2004. We incurred transition and assimilation costs of $5.6 million related to the acquisition of the Bass footwear license. We recorded a charge of $3.5 million related to our guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility that was sold to another party in 1985. We recorded a charge of $2.4 million relating to the insolvency of an insurance company, now in liquidation, that insured us for workers’ compensation and casualty losses from 1973 to 1989. We recorded $1.7 million of severance costs related to the reduction in our workforce. We also experienced increases in 2004 related to selling and marketing, warehousing and shipping and retail facilities expenses, driven largely by our growth in sales and number of retail facilities. These increases were partially offset by lower incentive plan costs.

The increase in selling and administrative expenses in 2003 is primarily a result of a charge of $2.9 million (out of a total charge of $4.5 million) to close our last Canadian factory, $9.9 million of higher retail facilities costs and a $5.0 million increase in buying, merchandising and administrative costs.

Provision for Environmental Litigation Costs
During 2003, we recorded a charge of $3.1 million, which was an estimate of costs to settle our Redfield environmental litigation matters, including the $1.0 million verdict, pre-judgment interest and certain sanctions. We recorded an additional $0.6 million in expense in the first quarter of 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which pre-judgment interest applied.

Interest Expense
Interest expense decreased $1.4 million to $8.4 million in 2004 and decreased $2.5 million to $9.8 million in 2003. The decreases primarily reflect lower interest rates and lower average debt obligations of $3.1 million during 2004 and lower average debt obligations of $33.5 million in 2003.

Income Tax Provision
Our consolidated effective tax rate in 2004, 2003 and 2002 was 23.1%, 27.3% and 26.2%, respectively. The effective tax rate is below the federal statutory rate of 35% because we do not provide deferred taxes on unremitted foreign earnings, as it is our intention to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax-advantageous to do so, and foreign earnings are subject to lower statutory tax rates. In addition, we recognized $1.0 million of tax benefit in 2004, related to the elimination of the Company’s valuation allowance associated with its foreign tax credit carryforwards. On October 22, 2004, the Jobs Creation Act was signed into law. The Jobs Creation Act extends the time in which foreign tax credit carryforwards can be utilized for federal income tax purposes from a five-year period to a ten-year period. As a result of this change, the Company expects to fully utilize its foreign tax credit carryforwards. See Note 7 to the consolidated financial statements for further discussion.

Net Earnings
Net earnings decreased $2.9 million, or 6.3%, to $43.3 million in 2004 compared to $46.2 million in 2003 as a result of our lower gross profit percentage and higher selling and administrative expenses in 2004 compared to 2003.

Net earnings increased $2.0 million, or 4.7%, to $46.2 million in 2003 compared to $44.2 million in 2002. The increase in net earnings was driven by improvements in our gross profit percentage and lower interest expense, partially offset by higher selling and administrative expenses in 2003 compared to 2002.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Geographic Results
We have both domestic and international operations. Domestic operations include the wholesale distribution of footwear to numerous retail customers and the nationwide operation of the Famous Footwear and Specialty Retail chains of footwear stores. Foreign operations primarily consist of wholesale sourcing operations in the Far East and wholesaling and retailing operations in Canada. The Far East operations include “first-cost” transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign sales and pretax earnings were as follows:

			AS RESTATED
	2004		2003		2002
($ millions)	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes
Domestic	$1,615.7	$31.9	$1,500.9	$43.6	$1,494.5	$29.6
Foreign	326.1	24.4	331.2	20.0	346.9	30.2
	$1,941.8	$56.3	$1,832.1	$63.6	$1,841.4	$59.8

The pretax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

Foreign earnings increased in 2004 as compared to 2003 due to improved results in our Canadian operations in 2004 and the non-recurrence of the charge taken in 2003 to close our last Canadian manufacturing facility. Domestic earnings decreased in 2004 as a result of decreased earnings in our domestic Wholesale Operations division and the domestic Specialty Retail division.

Foreign earnings declined in 2003 as compared to 2002 due to a reduction in first-cost sales and lower earnings in Canada, including the charge to close our last Canadian manufacturing facility. Domestic earnings increased in 2003 as a result of increased earnings by Famous Footwear and domestic Wholesale Operations as well as lower interest costs.

FAMOUS FOOTWEAR

			AS RESTATED
	2004		2003		2002
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$1,116.7	100.0%	$1,073.6	100.0%	$1,075.2	100.0%
Cost of goods sold	619.9	55.5%	593.6	55.3%	612.7	57.0%
Gross profit	496.8	44.5%	480.0	44.7%	462.5	43.0%
Selling and administrative expenses	436.5	39.1%	428.2	39.9%	417.8	38.8%
Operating earnings	$60.3	5.4%	$51.8	4.8%	$44.7	4.2%

Key Metrics
Same-store sales % change	0.8%		(2.4)%		(1.3)%
Same-store sales $ change	$8.1		$(24.3)		$(12.7)
Sales from net new stores	$35.0		$22.7		$43.5

Sales per square foot	$175		$172		$177
Square footage (thousand sq. ft.)	6,438		6,216		6,163

Stores opened	70		57		53
Stores closed	44		82		55
Ending stores	919		893		918

Net Sales
Net sales increased $43.1 million, or 4.0%, to $1.117 billion in 2004 and decreased $1.6 million, or 0.1%, to $1.074 billion in 2003.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Famous Footwear’s higher sales in 2004 reflect an increase in same-store sales of 0.8% and an average of 908 stores open, the same average as last year. The same-store sales increase is a result of positive sales trends during the second half of 2004, driven by improvements in customer traffic and the average number of pairs purchased per transaction. Same-store sales increased $8.1 million and net new stores provided $35.0 million in sales during 2004. Famous Footwear opened 70 stores and closed 44 during 2004, increasing total square footage by 3.6%, to 6.4 million, reflecting the opening of additional larger-format stores. As a result of higher store traffic and increased same-store sales, sales per square foot increased 1.7%, to $175. The conversion rate (the percentage of customers making purchases) was flat compared to 2003.

During 2003, Famous Footwear’s lower sales reflect a decline in same-store sales of 2.4% and an average of 12 fewer stores open. Same-store sales declined $24.3 million, partially offset by net new stores, which provided $22.7 million in sales during 2003. Famous Footwear opened 57 stores and closed 82 during 2003, yet increased total square footage by 0.9%, to 6.2 million, reflecting the opening of larger-format stores. As a result of opening these larger stores and lower store traffic, sales per square foot declined 2.8%, to $172. However, the conversion rate (the percentage of customers making purchases) increased during 2003 compared to 2002, as a result of fresher inventory and an improved product mix.

Gross Profit
During 2004, Famous Footwear’s gross profit rate declined to 44.5% from 44.7% reflecting higher markdowns. Overall, gross profit has increased due to the growth in net sales during 2004.

During 2003, gross profit as a percent of sales increased to 44.7% from 43.0% in 2002, or a difference of 1.7%. This improvement is principally due to disciplined operating and inventory management. We benefited from initiatives to improve the freshness and velocity of inventory that began during 2001. This gross profit improvement was driven by higher initial markups of 1.7% and a 0.2% improvement in inventory shrinkage, partially offset by higher markdowns of 0.4%.

Selling and Administrative Expenses
Selling and administrative expenses increased $8.3 million, or 1.9%, to $436.5 million during 2004 compared to $428.2 million in 2003. As a percent of sales, these costs decreased to 39.1% in 2004 compared to 39.9% in 2003, resulting from the effective leveraging of our expense base against our 2004 net sales growth. Retail facilities costs decreased as a percent of sales by 0.3%, warehouse and shipping costs declined 0.2% and administrative costs declined 0.3%. We continue to focus on driving efficiencies through our operating and management initiatives.

Selling and administrative expenses increased $10.4 million, or 2.5%, to $428.2 million during 2003 compared to $417.8 million in 2002. As a percent of sales, these costs increased to 39.9% in 2003 compared to 38.8% in 2002. This increase reflects a 0.8% increase in retail facilities costs, consistent with the larger format stores, a 0.3% increase in marketing costs and a 0.1% increase in administrative costs, reflecting increased costs of medical and other insurance, partially offset by a 0.1% reduction in warehousing and shipping costs and lower incentive plan costs.

Operating Earnings
During 2004, Famous Footwear achieved operating earnings of $60.3 million, compared to $51.8 million in 2003, an increase of 16.3%. The improvement was driven primarily by the growth in net sales and the effective management of our expense base.

During 2003, Famous Footwear achieved operating earnings of $51.8 million, compared to $44.7 million in 2002, an increase of 15.9%. The improvement was driven by stronger gross profit as a percent of sales, partially offset by modest increases in operating costs.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

SPECIALTY RETAIL
The Company renamed its former “Naturalizer Retail” segment to “Specialty Retail” during 2004. The composition of the segment has not been changed and includes both concept and outlet mall Naturalizer retail stores in the United States and Canada and F.X. LaSalle stores in Canada.

			AS RESTATED
($ millions, except sales per square foot)	2004		2003		2002
		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$191.6	100.0%	$189.2	100.0%	$195.4	100.0%
Cost of goods sold	103.1	53.8%	98.9	52.3%	99.0	50.7%
Gross profit	88.5	46.2%	90.3	47.7%	96.4	49.3%
Selling and administrative expenses	99.5	52.0%	94.2	49.8%	95.0	48.6%
Operating (loss) earnings	$(11.0)	(5.8)%	$(3.9)	(2.l)%	$1.4	0.7%
Key Metrics
Same-store sales % change - Total Segment		(1.7)%		(0.8)%		0.7%
Same-store sales % change - United States		(2.2)%		1.1%		4.3%
Same-store sales % change - Canada		(1.1)%		(4.1)%		(6.0)%
Same-store sales $ change		$(3.2)		$(1.2)		$2.4
Sales change from net store count change		$1.4		$(13.2)		$(13.8)
Impact of changes in Canadian exchange rate on sales		$4.2		$8.2		$(0.1)

Sales per square foot		$316		$318		$301
Square footage (thousand sq. ft.)		580		572		582

Stores opened		20		4		22
Stores closed		23		15		89
Ending stores		375		378		389

Net Sales
Net sales increased $2.4 million, or 1.3%, to $191.6 million in 2004 and decreased $6.2 million, or 3.2%, to $189.2 million in 2003. The 2004 sales were below expectations as same-store sales decreased in the United States by 2.2% and in Canada by 1.1%. Net sales were positively impacted by the effect of changes in the Canadian dollar exchange rate. In 2004, the division opened 20 stores, closed 23 and operated 5 fewer average stores in 2004 than in 2003. The decline in the number of stores to 375 at the end of 2004, from 378 at the end of 2003 and 389 at the end of 2002, reflects the decision to close our underperforming stores. Sales per square foot decreased to $316 in 2004 from $318 in 2003. Total square footage increased 1.4% to 580,000. However, using constant exchange rates for the Canadian stores’ sales, sales per square foot declined to $309 in 2004 from $318 in 2003.

Net sales decreased $6.2 million, or 3.2%, to $189.2 million in 2003 from $195.4 million in 2002. The 2003 sales were below expectations and declined as a result of lower same-store sales in Canada and fewer stores open in the United States, partially offset by the effect of changes in the Canadian dollar exchange rate. Same-store sales decreased in Canada by 4.1%, but increased in the United States by 1.1%, led by sales at the division’s outlet stores. The Canadian stores’ sales declined as a result of a difficult retail climate and additional markdowns as efforts were begun to transition from a substantial inventory position in Canadian produced footwear to more fashionable imports. In 2003, the division opened 4 stores and closed 15 and operated 36 fewer average stores in 2003 than in 2002. Sales per square foot increased to $318 in 2003 from $301 in 2002. However, using constant exchange rates for the Canadian stores’ sales, sales per square foot were flat in 2003 compared to 2002. Total square footage declined 1.7% to 572,000.

Gross Profit
Gross profit as a percent of sales decreased to 46.2% in 2004 from 47.7% in 2003, or a difference of 1.5%. This decline, as a percent of sales, is due to a 0.8% decline in initial markups, a 0.3% increase in markdowns and a 0.9% increase in inbound freight costs, offset by a favorable LIFO adjustment of 0.5%. Shrinkage remained flat as a percentage of sales.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

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

Selling and Administrative Expenses
Selling and administrative expenses increased $5.3 million, or 5.7%, to $99.5 million during 2004 compared to $94.2 million in 2003. As a percent of sales, these costs increased to 52.0% in 2004 compared to 49.8% in 2003. This increase is primarily due to an increase in retail facilities costs of $2.0 million, or 1.0% of sales, combined with an increase in selling costs of $1.2 million, or 0.6% of sales, with the balance of the increase coming from higher administrative costs.

Selling and administrative expenses decreased $0.8 million, or 0.8%, to $94.2 million during 2003 compared to $95.0 million in 2002. As a percent of sales, these costs increased to 49.8% in 2003 compared to 48.6% in 2002. This increase is primarily due to an increase in retail facilities costs of 1.4% combined with an increase in warehousing and shipping costs of 0.2%, partially offset by a reduction in merchandising and administrative costs of 0.5%. Selling and administrative expenses for 2003 include a charge of $0.2 million related to the closing of our last Canadian manufacturing facility.

Operating Earnings
Specialty Retail stores incurred an operating loss of $11.0 million in 2004, compared to an operating loss of $3.9 million in 2003. This operating loss is primarily attributable to the same-store sales decline, higher inventory markdowns, lower initial markups and higher expenses.

Specialty Retail stores incurred an operating loss of $3.9 million in 2003, compared to operating earnings of $1.4 million in 2002. This change to an operating loss position in 2003 is primarily attributable to the reduced sales levels, driven principally by the Canadian stores, increased markdowns to transition to import footwear in Canada and lower than expected productivity in the domestic stores.

WHOLESALE OPERATIONS

	2004		2003		2002
($ Millions)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$615.9	100.0%	$561.3	100.0%	$566.4	100.0%
Cost of goods sold	425.1	69.0%	377.2	67.2%	385.0	68.0%
Gross profit	190.8	31.0%	184.1	32.8%	181.4	32.0%
Selling and administrative	145.9	23.7%	128.3	22.9%	126.9	22.4%
Operating earnings	$44.9	7.3%	$55.8	9.9%	$54.5	9.6%

Key Metrics
Unfilled order position at year-end	$164.6		$151.1		$141.3

Net Sales
Net sales increased $54.6 million, or 9.7%, to $615.9 million in 2004 and decreased $5.1 million, or 0.9%, to $561.3 million in 2003.

The 2004 sales increase was primarily attributable to the acquisition of the Bass footwear license at the beginning of 2004. Bass contributed $49.2 million in net sales during 2004 to the division. The Men’s & Athletic, Women’s Private Label, LifeStride and Santana businesses posted strong sales gains, which were partially offset by weakness in the Children’s and Naturalizer businesses. The Naturalizer business experienced a sales decline of 8.8%. While achieving the No. 2 market share position within department stores, its market share decreased from 4.9% in 2003 to 4.7% in 2004, per NPD Group, Inc. data.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

The 2003 sales decline was attributable to a decline in sales in the Women’s Private Label division and the Children’s division, partially offset by gains in both the Men’s & Athletic division and the LifeStride division. In addition, the West Coast dock strike at the end of 2002 caused some customers to accelerate their orders of spring product prior to the end of 2002. Also, reductions in purchases by a few major customers, as they worked to reduce their inventories, negatively impacted 2003 sales. Naturalizer sales declined slightly in 2003, reflecting the difficult retail environment, but the brand increased its department store market share to 4.9% in 2003 from 4.7% in 2002, per NPD Group, Inc. The LifeStride brand’s sales increased 17.5% in 2003, reflecting strong acceptance of its casual and dress footwear, and increased its department store market share to 2.1% in 2003 from 1.9% in 2002, per NPD Group, Inc. data.

Gross Profit
Gross profit as a percent of sales decreased to 31.0% in 2004 from 32.8% in 2003, or a difference of 1.8%. Wholesale Operations achieved a gross profit improvement of $6.7 million due primarily to the increase in sales. Gross profit as a percentage of sales was negatively impacted by higher provisions for allowances and inventory markdowns. The Bass business experienced lower than expected margins as we transitioned this business into the Company in 2004.

Gross profit as a percent of sales increased to 32.8% in 2003 from 32.0% in 2002, or a difference of 0.8%. Wholesale Operations achieved a gross profit improvement of $2.7 million despite the slight decrease in sales. This increase is attributable to a higher mix of branded product sales and higher gross profits in both the branded and discount channels, partially offset by a lower gross profit percentage in the Canadian wholesale division and the charge of $1.6 million to write down unusable raw materials from the closing of our last Canadian factory in Perth, Ontario.

Selling and Administrative Expenses
Selling and administrative expenses increased $17.6 million, or 13.8%, to $145.9 million during 2004 compared to $128.3 million in 2003. As a percent of sales, these costs increased to 23.7% in 2004 compared to 22.9% in 2003. The increase in selling and administrative expenses was driven in part by transition and assimilation costs of $5.6 million related to the acquisition of the Bass footwear license during 2004. The remainder of the increase is due to increased selling and marketing and warehousing and shipping expenses associated with the increase in sales volume, partially offset by lower incentive plan costs.

Selling and administrative expenses increased $1.4 million, or 1.1%, to $128.3 million during 2003 compared to $126.9 million in 2002. As a percent of sales, these costs increased to 22.9% in 2003 compared to 22.4% in 2002, or an increase of 0.5%. The increase was principally due to a charge of $2.7 million to close the division’s last Canadian footwear manufacturing facility and additional investment in product development and sales talent, partially offset by a $1.4 million reduction in marketing costs, a $0.4 million reduction in warehousing and distribution costs and lower incentive plan costs.

Operating Earnings
Operating earnings for the Wholesale Operations segment decreased $10.9 million, or 19.6%, to $44.9 million for 2004 compared to $55.8 million for 2003. The decrease is driven by transition and assimilation costs of $5.6 million related to the acquisition of the Bass footwear license during 2004, an operating loss for the Bass business, lower sales in several divisions and higher allowances and markdowns across the division.

Operating earnings for the Wholesale Operations segment increased $1.3 million, or 2.4%, to $55.8 million for 2003 compared to $54.5 million for 2002. Operating earnings increased slightly despite a modest decline in sales as a result of improved gross profit percentages due to the greater mix of branded product sales and higher gross profit percentages in both the branded and discount channels, partially offset by the lower Canadian results.

OTHER SEGMENT

The Other segment includes our majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, and unallocated corporate administrative and other costs.

Net Sales
Net sales of Shoes.com increased $9.6 million, or 120%, to $17.7 million in 2004 and increased $3.6 million, or 81.8%, to $8.0 million in 2003. The increases in both years in net sales reflect strong sales growth due to increased Web site traffic and improved conversion rates.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Operating Earnings
The Shoes.com business generated an operating loss of $0.2 million in 2004, improving upon its $0.7 million operating loss in 2003. The improvement is primarily attributed to leveraging fixed expenses over the increased sales.

The Shoes.com business generated an operating loss of $0.7 million in 2003, improving upon its $1.6 million operating loss in 2002. The improvement is primarily attributed to a $0.7 million impairment charge recorded in 2002 to reduce the value of the domain name intangible asset. In addition, the substantial growth in the Shoes.com business has resulted in better leveraging of fixed costs.

Other Corporate Expenses
Unallocated corporate administrative and other costs were $30.2 million, $30.2 million and $27.4 million in 2004, 2003 and 2002, respectively.

The 2004 expenses include a number of special charges, including a $3.5 million charge related to our guarantee of an Industrial Development Bond in Pennsylvania for a business we divested in 1985, a $2.4 million charge related to the insolvency of an insurance company which is now in liquidation that insured us for workers’ compensation and casualty losses from 1973 to 1989 and a $1.7 million charge for severance and benefit costs related to reductions in our workforce. Removing the impact of the special items noted above impacting 2004 and the Redfield litigation charge in 2003 described below, unallocated corporate expenses have declined $4.5 million compared to 2003, which is largely due to lower compensation costs associated with both stock-based and cash-based incentive compensation plans.

The 2003 expenses include a $3.1 million charge for costs related to the class action litigation related to the Redfield site and associated costs, including the verdict, anticipated pretrial interest and sanction costs. Removing the impact of the litigation charge in 2003 and the severance recovery in 2002, corporate expenses decreased $1.4 million in 2003 compared to 2002. This decrease is primarily attributable to lower environmental costs of $3.3 million, lower charitable contributions of $1.0 million and lower consulting costs of $0.8 million, partially offset by higher salaries of $1.5 million, higher legal fees of $0.4 million and higher recruiting costs of $0.4 million. Incentive plan costs were approximately the same as in 2002.

The 2002 expenses are net of a recovery of $1.1 million of a severance charge taken in 2001 and, in comparison to 2001, include higher environmental costs of $3.0 million, primarily related to our Redfield property in Denver, Colorado, as described in Note 17 to the consolidated financial statements, higher incentive plan costs of $3.3 million, higher salaries and benefits of $1.6 million, higher charitable contributions of $1.0 million and the nonrecurrence of a $1.9 million gain on the sale of our aircraft in 2001, partially offset by $2.9 million of lower consulting costs, which were associated with the implementation of the shared-services platform.

RESTRUCTURING INITIATIVES

Closure of Canadian Manufacturing Facility
In the fourth quarter of 2003, we made the decision to close our last Canadian footwear manufacturing factory and recorded a pretax charge of $4.5 million, the components of which were as follows:

● Severance and benefit costs for approximately 300 factory employees — $2.3 million
● Inventory markdowns to liquidate factory inventory — $1.6 million
● Cost to buy out leases prior to their normal expiration date — $0.6 million

Of the $4.5 million charge, $1.6 million was reflected in cost of goods sold, and $2.9 million was reflected in selling and administrative expenses. A tax benefit of $1.8 million was associated with this charge. In 2004, the closing was completed, and the actual costs incurred were in line with our estimates recorded at the end of 2003.

Closure of Underperforming Naturalizer Retail Stores
In the fourth quarter of 2001, we made the decision to close 97 underperforming Naturalizer retail stores in the United States and recorded a pretax charge of $16.8 million, the components of which were as follows:

● Costs to buy out leases prior to their normal expiration date — $8.3 million
● Inventory markdowns to liquidate quantities in closing stores — $4.1 million

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

● Fixed asset write-downs to net realizable value — $4.1 million
● Severance and benefit costs for employees terminated by the store closings — $0.3 million

During 2002, we decided to keep 4 of the originally identified stores open and to close an additional 13 stores. As a result, a total of 106 stores were included under this program. In the fourth quarter of 2002, we completed negotiations with landlords to buy out store leases and completed the closing of all but one store. An assessment of remaining reserve needs indicated $0.9 million of the originally established reserve was not needed, and we reversed it to income. In early 2003, we paid $0.4 million to landlords to complete all obligations.

IMPACT OF INFLATION
The effects of inflation on our business and results of operations have been minor over the last several years, and we do not expect inflation to have a significant impact in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	January 29, 2005	January 31, 2004	Increase/ (Decrease)
Long-term debt, including current maturities	$142.0	$119.5	$22.5

In December 2001, we entered into a five-year, secured $350 million revolving bank Credit Agreement. We entered into an Amended and Restated Credit Agreement (the “Agreement”) effective July 21, 2004, which amended and restated our existing $350 million revolving bank Credit Agreement. The Agreement provides for a maximum line of credit of $350 million, subject to the calculated borrowing base restrictions. In addition to extending the credit term, the Agreement also provides other benefits to us, including expanding the definition of eligible inventory in certain circumstances and reducing the interest rate spread paid on outstanding borrowings. Borrowing Availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures on July 21, 2009, and our obligations are secured by accounts receivable and inventory of the Company and our wholly owned domestic and Canadian subsidiaries. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of Availability under the Agreement. If Availability falls below specified levels, we may be required to reclassify all borrowings under the Agreement to a current liability. Certain covenants would be triggered if Availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if Availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Agreement also contains certain other covenants and restrictions. Interest on borrowings is at variable rates based on the LIBOR rate or the base rate, as defined. There is a fee payable on the unused amount of the facility.

We believe that borrowing capacity under this facility will be adequate to meet our operational needs and capital expenditure plans for the foreseeable future.

At the end of 2004, we had $142.0 million of borrowings and $16.2 million of letters of credit outstanding under the Agreement. Of the borrowings, we classified $50 million as long-term debt on the balance sheet, as we expect this amount to be outstanding throughout the following year. We have entered into an interest rate swap contract that expires in October 2006 to fix the interest rate on this $50 million of debt at 6.53%. Total additional borrowing Availability was approximately $173 million at the end of 2004.

In 2004, our total debt increased $22.5 million to $142.0 million, due to lower cash provided by operating activities, primarily due to the investment in accounts receivable and inventory from the new Bass business. Our ratio of debt-to-total capital increased to 26.6% at the end of 2004, from 25.4% at the end of 2003.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Working Capital and Cash Flow

($ millions)	January 29, 2005	(AS RESTATED) January 31, 2004	Increase/ (Decrease)
Working capital	$281.3	$292.4	$(11.1)

	2004	2003	Increase/ (Decrease)
Net cash provided by operating activities	$53.3	$93.4	(40.1)
Net cash used by investing activities	(46.1)	(34.6)	(11.5)
Net cash provided (used) by financing activities	16.6	(35.3)	51.9
Increase in cash and cash equivalents	$23.8	$23.5	$0.3

Working capital at January 29, 2005, was $281.3 million, which was $11.1 million lower than at January 31, 2004. Our current ratio, the relationship of current assets to current liabilities, decreased from 2.24 to 1 at January 31, 2004, to 1.82 to 1 at January 29, 2005. The decrease in working capital is primarily due to higher current maturities of long-term debt.

At January 29, 2005, we had $79.4 million of cash and cash equivalents, which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. Our intention is to maintain this cash within our foreign operations indefinitely or to repatriate it only when it is tax-effective to do so. On October 22, 2004, the Jobs Creation Act was signed into law. The Jobs Creation Act provides for a special tax reduction for certain foreign earnings that are repatriated to the United States if certain conditions are met. Based on initial estimates, we may be able to repatriate approximately $70 million to $80 million, which would generate tax expense of approximately $10 million. However, the ultimate amount of tax expense could vary. We are evaluating the terms of the Jobs Creation Act, but as of January 29, 2005, have made no decisions regarding repatriation and, accordingly, have not provided deferred taxes on unremitted foreign earnings.

Cash provided by operating activities in 2004 was $53.3 million, compared to $93.4 million in 2003. The decrease is primarily due to higher inventory and accounts receivable balances, due in part to the new Bass business, partially offset by higher accounts payable.

Cash used by investing activities in 2004 included capital expenditures of $46.2 million, primarily for new store openings and store remodelings at Famous Footwear and Specialty Retail. In 2005, we expect capital expenditures of approximately $40 million, primarily for new stores and store remodeling at Famous Footwear.

Cash provided by financing activities was $16.6 million, representing an increase of debt obligations of $22.5 million, the payment of $7.3 million in dividends, proceeds from stock option exercises of $2.6 million and debt issuance costs of $1.3 million associated with our Amended and Restated Credit Agreement.

In May 2000, we announced a stock repurchase program authorizing the repurchase of up to 2 million shares of our outstanding common stock. In 2004, 2003 and 2002, we did not purchase any shares. Since the inception of this program, we have repurchased a total of 928,900 shares for $11.3 million.

We paid dividends totaling $0.40 per share in each of 2004, 2003 and 2002. The 2004 dividends marked the 82nd year of consecutive quarterly dividends.

Acquisition of Bennett Footwear Group
In connection with signing the agreement to acquire Bennett, we received a commitment letter from a lender to provide a senior unsecured loan to fund up to $100 million, which will bear interest at the greater of 8.25% or a floating rate based on three-month LIBOR, increasing at the end of each three-month period that the loan is outstanding (“the Bridge Loan”). The Bridge Loan will be guaranteed by all of our existing and future subsidiaries that are guarantors under our existing revolving Credit Agreement. We will fund the remaining portion of the purchase price from existing cash and available borrowings under the existing revolving Credit Agreement. We anticipate that we will refinance the acquisition cost by issuing long-term notes totaling approximately $150 million to $175 million during 2005. The debt securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Inventories
Inventories are our most significant asset, representing 50% of total assets at the end of 2004. We value inventories at the lower of cost or market, with 94% of consolidated inventories using the last-in, first-out (LIFO) method.

We continually apply our judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices. At our Famous Footwear division, we recognize markdowns when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes gross profit rates at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At all other divisions, we provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross profit rate. We believe these policies reflect the difference in operating models between Famous Footwear and our other divisions. Famous Footwear continually runs promotional events to drive seasonal sales to clear seasonal inventories. The other divisions rely on permanent price reductions to clear slower-moving inventory.

Income Taxes
We provide taxes for the effects of timing differences between financial and tax reporting. These differences relate principally to employee benefit plans, accrued expenses, bad debt reserves, depreciation and inventory.

We do not provide deferred taxes on the accumulated unremitted earnings of our Canadian and other foreign subsidiaries. Based on the current United States and Canadian income tax rates, we anticipate that no additional taxes would be due if the Canadian earnings were distributed. With regard to our other foreign subsidiaries, our intention is to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax-effective to do so. See the discussion of the Jobs Creation Act above, under the caption “Working Capital and Cash Flow,” for a discussion of potential repatriation of foreign earnings under the Jobs Creation Act. If these amounts were not considered indefinitely reinvested, additional deferred taxes of approximately $32.6 million would have been provided.

At January 29, 2005, we have foreign tax credit carryfowards and, at certain of our subsidiaries, net operating loss carryforwards. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

Lease Accounting
Construction Allowances Received From Landlords
At the time our retail facilities are initially leased, we often receive consideration from landlords, to be applied against the cost of leasehold improvements necessary to open the store. We treat these construction allowances as a lease incentive, as defined by FASB Technical Bulletin 88-1. The allowances are recorded as a deferred rent obligation upon receipt and amortized to income over the lease term as a reduction of rent expense. The allowances are reflected as a component of other accrued expenses and deferred rent on the consolidated balance sheets.

Straight-Line Rents and Rent Holidays
We record rent expense on a straight-line basis over the lease term for all of our leased facilities, in accordance with SFAS No. 13. For leases that have predetermined fixed escalations of the minimum rentals, we recognize the related rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the lease as deferred rent. At the time our retail facilities are leased, we are frequently not charged rent for a specified period of time, typically 60 days, while the store is being prepared for opening. This rent-free period is referred to as a “rent holiday.” In accordance with FASB Technical Bulletin 85-3, we recognize rent expense over the lease term, including any rent holiday.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

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

Environmental Matters
We are involved in environmental remediation and ongoing compliance activities at several sites. We are remediating, under the oversight of Colorado authorities, contamination at and beneath our owned facility in Colorado (also known as the “Redfield” site) and groundwater and indoor air in residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the site and surrounding facilities. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain landfills. While we currently do not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future. See Note 17 to the consolidated financial statements for a further description of specific properties.

We provide reserves for estimated costs associated with our environmental remediation matters. We continually assess the level of reserves required. We base such assessments on the most recent information available as to the actions that will be required by the various federal and state authorities responsible for the various sites. We believe the reserves carried at January 29, 2005, of $8.4 million, are appropriate, but changes in estimates and actions necessary to complete the regulatory requirements may cause the required levels of reserves to change.

Impact of Prospective Accounting Pronouncements - Share-Based Compensation
During December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We have historically provided pro forma disclosures of stock option expense in the notes to our financial statements as previously allowed by SFAS No. 123, rather than recognizing the impact of such expense in the financial statements. We expect to adopt the provisions of SFAS No. 123(R), utilizing the modified-prospective transition method, effective at the beginning of fiscal year 2005. This change is expected to result in a reduction of net income of approximately $3.8 million, or $0.20 per diluted share, during 2005, including stock awards that are expected to be granted during 2005. Furthermore, we have historically utilized the Black-Scholes formula in determining the fair value of stock options and the related pro forma expense disclosures. Upon adoption of SFAS No. 123(R) in the first quarter of 2005, we will utilize a binomial valuation model, as we believe that the binomial valuation model will result in a more accurate estimate of fair value. Under the modified-prospective transition method, the expense associated with awards that were granted but not vested upon adoption of SFAS No. 123(R) is based upon the same estimate of the fair value at grant date as previously used under SFAS No. 123 (i.e., utilizing the Black-Scholes methodology). New grants will be valued under a binomial valuation model. We do not anticipate the recognition of any cumulative effect of a change in accounting principle, and prior periods will not be restated.

OFF-BALANCE SHEET ARRANGEMENTS
At January 29, 2005, we were contingently liable for remaining lease commitments of approximately $8.6 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current owners would have to default. At this time, we do not believe this is reasonably likely to occur.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

CONTRACTUAL OBLIGATIONS
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period. Further information on these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of January 29, 2005, include the following:

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Current maturities of long-term debt(1)	$92.0	$92.0	$-	$-	$-
Long-term debt(2)	50.0	-	-	50.0	-
Operating lease commitments (Note 11)	569.5	121.0	190.5	132.7	125.3
Minimum license commitments	13.8	7.5	6.3	-	-
Purchase obligations(3)	388.1	387.8	0.3	-	-
Total	$1,113.4	$608.3	$197.1	$182.7	$125.3
(1)	Current maturities of long-term debt bear interest at the LIBOR rate plus 1.50%. Interest obligations are not included in the table above. See Note 10 to the consolidated financial statements.
(2)
Long-term debt bears interest at the LIBOR rate plus 1.50%. We have an interest rate swap agreement, with a notional amount of $50 million expiring in October 2006, that converts variable rate interest payable on $50 million of long-term borrowings under the revolving credit agreement to a fixed rate of 6.53%. Interest obligations are not included in the table above. See Note 10 to the consolidated financial statements.

(3)	Purchase obligations include agreements to purchase goods or services in the normal course of business that specify all significant terms, including quantity and price provisions.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FORWARD-LOOKING STATEMENTS
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected, as they are subject to various risks and uncertainties. These risks and uncertainties include, without limitation, the risks detailed in Item 1, “Business,” under the caption “Risk Factors,” and those described in other documents and reports filed from time to time with the Securities and Exchange Commission, press releases and other communications. We do not undertake any obligation or plan to update these forward-looking statements, even though our situation may change.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. To address these risks, we enter into various hedging transactions to the extent described below. All decisions on hedging transactions are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. We also are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements, however, are major international financial institutions, and we believe the risk of loss due to nonperformance is minimal.

A description of our accounting policies for derivative financial instruments is included in Note 12 to the consolidated financial statements.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

FOREIGN CURRENCY EXCHANGE RATES
In the normal course of business, we are exposed to foreign currency exchange rate risks as a result of having assets, liabilities and inventory purchase commitments outside the United States. We employ an established foreign currency hedging strategy to protect earnings and cash flows from the adverse impact of exchange rate movements. A substantial portion of inventory sourced from foreign countries is purchased in United States dollars and, accordingly, is not subject to exchange rate fluctuations. However, where the purchase price is to be paid in a foreign currency, we enter into foreign exchange contracts or option contracts, with maturity periods of normally less than one year, to reduce our exposure to foreign exchange risk. The level of outstanding contracts during the year is dependent on the seasonality of our business and demand for footwear from various locations throughout the world. The changes in market value of foreign exchange contracts have a high correlation to the price changes in the currency of the related hedged transactions. The potential loss in fair value of our net currency positions at January 29, 2005, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates would not be material.

Assets and liabilities outside the United States are primarily located in Canada, Hong Kong and China. Our investments in foreign subsidiaries with a functional currency other than the United States dollar are generally considered long-term and thus are not hedged. The net investment in such foreign subsidiaries translated into dollars using the year-end exchange rates was approximately $45 million at January 29, 2005. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $4.5 million. Any loss in fair value would be reflected as a cumulative translation adjustment in other comprehensive income and would not impact net earnings.

INTEREST RATES
Our financing arrangements include $142.0 million of outstanding variable rate debt at January 29, 2005. We have an interest rate swap derivative instrument outstanding at year-end to fix the interest rate on $50 million of the borrowings outstanding under the revolving bank credit facility. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

Under the bank credit agreement, after consideration of our interest rate swap instruments, the only portion of our outstanding debt obligation subject to variable interest rates is $92.0 million. A hypothetical 10% adverse change in interest rates on the average outstanding borrowings during 2004 would not have been material to our net earnings or cash flows.

At January 29, 2005, the fair value of our long-term debt is estimated at approximately $50.0 million, based upon the borrowing rate currently available to us for financing arrangements with similar terms and maturities. The fair value of our interest rate swap instrument associated with this debt at January 29, 2005, was an unrealized loss of $1.4 million. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be zero for our long-term debt and approximately $0.1 million related to the interest rate swap agreement at January 29, 2005.

Information appearing under the caption “Derivative Financial Instruments” in Note 12 of the consolidated financial statements is incorporated herein by reference.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2005 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was ineffective as of January 29, 2005 because of the restatement described in the following paragraph.

The Company identified a material weakness in internal control related to the selection and monitoring of appropriate accounting methods for leasehold improvements funded by landlord incentives and the recognition of straight-line rent on leased facilities. As a result, management determined that fixed assets, current liabilities and expenses, as well as operating and investing cash flow activities over the last several years had been understated. The Company has restated its prior financial statements related to these misapplications of generally accepted accounting principles related to lease accounting.

A material weakness in internal controls over financial reporting is a control deficiency within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. According to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists.” We, in consultation with our independent registered public accountants, Ernst & Young LLP, have determined that our failure to prevent or detect the accounting errors until this restatement indicates a material weakness in our internal control over financial reporting, as they existed on January 29, 2005, the end of the period covered by this report.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Remediation Steps to Address Material Weakness
The evaluation has not revealed any fraud, intentional misconduct or concealment on the part of Company personnel. The Company’s management has identified and implemented the steps necessary to address this material weakness, including the implementation of additional controls over the accounting for leases.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Brown Shoe Company, Inc.

We have audited management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Brown Shoe Company, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of insufficient controls over the selection and monitoring of appropriate accounting for and classification of tenant allowances on leased facilities and the recognition of straight-line rent on leased facilities, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brown Shoe Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of January 29, 2005, management identified as a material weakness the Company’s insufficient controls over the selection and monitoring of accounting methods for tenant allowances and rent holidays provided by lessors, resulting in an understatement of fixed assets, current liabilities and expenses, as well as operating and investing cash flow activities. The Company has restated its previously issued financial statements to reflect the appropriate treatment of generally accepted accounting principles for leases. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 8, 2005, except for Note 18 as to which the date is March 14, 2005, on those financial statements.

In our opinion, management’s assessment that Brown Shoe Company, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Brown Shoe Company, Inc. had not maintained effective internal control over financial reporting as of January 29, 2005, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP
St. Louis, Missouri
March 8, 2005

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Shareholders and Board of Directors of Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. as of January 29, 2005, and January 31, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at January 29, 2005, and January 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the years ended January 31, 2004, and February 1, 2003, to correct its accounting for leases.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brown Shoe Company, Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2005, expressed an unqualified opinion on management’s assertion and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.

/s/ ERNST & YOUNG LLP
St. Louis, Missouri
March 8, 2005,
except for Note 18 as to which the date is March 14, 2005

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Consolidated Balance Sheets

		AS RESTATED (See Note 2)
($ thousands, except number of shares and per share amounts)	January 29, 2005	January 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$79,448	$55,657
Receivables, net of allowances of $8,231 in 2004 and $5,899 in 2003	97,503	81,930
Inventories, net of adjustment to last-in, first-out cost of $11,463 in 2004 and $12,350 in 2003	421,450	376,210
Deferred income taxes	12,370	2,412
Prepaid expenses and other current assets	12,068	11,250
Total current assets	622,839	527,459
Prepaid pension costs	55,915	53,876
Other assets	31,512	29,816
Deferred income taxes	-	3,874
Property and equipment, net	114,394	103,624
Goodwill and intangible assets, net	21,474	20,405
Total assets	$846,134	$739,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$92,000	$19,500
Trade accounts payable	143,982	116,677
Employee compensation and benefits	37,263	40,547
Other accrued expenses	60,833	55,397
Income taxes	7,437	2,960
Total current liabilities	341,515	235,081
Other Liabilities
Long-term debt	50,000	100,000
Deferred rent	34,055	27,625
Deferred income taxes	2,211	-
Other liabilities	27,050	26,268
Total other liabilities	113,316	153,893
Shareholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, $3.75 par value, 100,000,000 shares authorized; 18,241,791 and 18,076,589 shares outstanding in 2004 and 2003, respectively	68,406	67,787
Additional paid-in capital	62,639	62,772
Unamortized value of restricted stock	(2,661)	(3,408)
Accumulated other comprehensive loss	(983)	(4,934)
Retained earnings	263,902	227,863
Total shareholders’ equity	391,303	350,080
Total liabilities and shareholders’ equity	$846,134	$739,054
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Consolidated Statements of Earnings

		AS RESTATED (See Note 2)
($ thousands, except per share amounts)	2004	2003	2002
Net sales	$1,941,804	$1,832,108	$1,841,443
Cost of goods sold	1,157,437	1,073,442	1,100,654
Gross profit	784,367	758,666	740,789
Selling and administrative expenses	720,013	682,674	669,133
Provision for environmental litigation costs	586	3,107	-
Operating earnings	63,768	72,885	71,656
Interest expense	(8,410)	(9,781)	(12,236)
Interest income	929	462	402
Earnings before income taxes	56,287	63,566	59,822
Income tax provision	(12,982)	(17,330)	(15,664)
Net earnings	$43,305	$46,236	$44,158
Basic earnings per common share	$2.42	$2.62	$2.54
Diluted earnings per common share	$2.30	$2.48	$2.46
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Consolidated Statements of Cash Flows

		AS RESTATED (See Note 2)
($ thousands)	2004	2003	2002
Operating Activities
Net earnings	$43,305	$46,236	$44,158
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	31,895	30,665	28,092
Amortization	15	15	695
Share-based compensation (income) expense	(2,698)	4,773	2,071
Tax benefit related to share-based plans	1,350	1,543	-
Loss on disposal of facilities and equipment	1,071	1,653	3,394
Impairment charges for facilities and equipment	3,089	3,721	2,538
(Recoveries from) provision for doubtful accounts	(203)	(194)	652
Changes in operating assets and liabilities:
Receivables	(15,370)	750	(14,833)
Inventories	(45,240)	16,374	3,643
Prepaid expenses and other current assets	(818)	(1,569)	4,518
Trade accounts payable and accrued expenses	29,457	(16,242)	22,180
Income taxes	4,477	(2,392)	4,802
Deferred rent	6,430	1,612	2,407
Deferred income taxes	(3,873)	6,534	6,981
Other, net	437	(84)	(962)
Net cash provided by operating activities	53,324	93,395	110,336

Investing Activities
Capital expenditures	(46,227)	(35,108)	(32,226)
Other	153	486	148
Net cash used by investing activities	(46,074)	(34,622)	(32,078)

Financing Activities
Increase (decrease) in current maturities of long term debt, net of reclassifications	22,500	(9,500)	(35,250)
Debt issuance costs	(1,274)	-	(265)
Principal payments of long-term debt	-	(23,500)	(28,550)
Proceeds from stock options exercised	2,581	4,926	2,259
Dividends paid	(7,266)	(7,163)	(7,043)
Net cash provided (used) by financing activities	16,541	(35,237)	(68,849)

Increase in cash and cash equivalents	23,791	23,536	9,409
Cash and cash equivalents at beginning of year	55,657	32,121	22,712

Cash and cash equivalents at end of year	$79,448	$55,657	$32,121
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Consolidated Statements of Shareholders’ Equity

				Unamortized	Accumulated
			Additional	Value of	Other		Total
	Common Stock		Paid-In	Restricted	Comprehensive	Retained	Shareholders’
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Capital	Stock	Income (Loss)	Earnings	Equity
BALANCE FEBRUARY 2, 2002 AS RESTATED (SEE NOTE 2)	17,483,585	$65,564	$47,948	$(1,909)	$(9,975)	$151,651	$253,279
Net earnings (As Restated, See Note 2)						44,158	44,158
Currency translation adjustment					1,607		1,607
Unrealized losses on derivative instruments, net of tax benefit of $1,485					(2,779)		(2,779)
Comprehensive income (As Restated, See Note 2)							42,986
Dividends ($0.40 per share)						(7,043)	(7,043)
Stock issued under employee benefit and restricted stock plans	199,097	747	2,276	(764)			2,259
Share-based compensation expense				712		24	736
BALANCE FEBRUARY 1, 2003 AS RESTATED (SEE NOTE 2)	17,682,682	$66,311	$50,224	$(1,961)	$(11,147)	$188,790	$292,217
Net earnings (As Restated, See Note 2)						46,236	46,236
Currency translation adjustment					5,553		5,553
Unrealized gains on derivative instruments, net of tax provision of $301					660		660
Comprehensive income (As Restated, See Note 2)							52,449
Dividends ($0.40 per share)						(7,163)	(7,163)
Stock issued under employee benefit and restricted stock plans	393,907	1,476	5,715	(2,265)			4,926
Tax benefit related to share-based plans			1,543				1,543
Share-based compensation expense			5,290	818			6,108
BALANCE JANUARY 31, 2004 AS RESTATED (SEE NOTE 2)	18,076,589	$67,787	$62,772	$(3,408)	$(4,934)	$227,863	$350,080
Net earnings						43,305	43,305
Currency translation adjustment					2,684		2,684
Unrealized gains on derivative instruments, net of tax provision of $787					1,738		1,738
Minimum pension liability, net of tax benefit of $278					(471)		(471)
Comprehensive income							47,256
Dividends ($0.40 per share)						(7,266)	(7,266)
Stock issued under employee benefit and restricted stock plans	165,202	619	2,096	(134)			2,581
Tax benefit related to share-based plans			1,350				1,350
Share-based compensation (income) expense			(3,579)	881			(2,698)
BALANCE JANUARY 29, 2005	18,241,791	$68,406	$62,639	$(2,661)	$(983)	$263,902	$391,303
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Brown Shoe Company, Inc. (the “Company”), founded in 1878, is a footwear retailer and wholesaler. The Company’s shares trade under the “BWS” symbol on the New York and Chicago Stock Exchanges.

The Company provides a broad offering of branded, licensed and private-label casual, athletic and dress footwear products to women, children and men. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,294 retail shoe stores in the United States and Canada primarily under the Famous Footwear and Naturalizer names. In addition, through its Wholesale Operations division, the Company designs, sources and markets footwear to retail stores domestically and internationally, including department stores, mass merchandisers and specialty shoe stores. In 2004, approximately 68% of the Company’s sales were at retail, compared to 69% in 2003 and 2002. See Note 8 for additional information regarding the Company’s business segments.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Accounting Period
The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2004, 2003 and 2002 ended on January 29, 2005, January 31, 2004, and February 1, 2003, respectively. Fiscal years 2004, 2003 and 2002 each included 52 weeks.

Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings. See Note 2 for details regarding the restatement of the Company’s consolidated financial statements.

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

Receivables
The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. During 2004, 2003 and 2002, the Company recognized (recoveries from) provision for doubtful accounts of $(0.2) million, $(0.2) million and $0.7 million, respectively.

Inventories
All inventories are valued at the lower of cost or market, with 94% of consolidated inventories using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been $11.5 million and $12.4 million higher at January 29, 2005, and January 31, 2004, respectively. Substantially all inventory is finished goods.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

The cost of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense is reflected in cost of goods sold. Costs of warehousing and distribution are reflected in selling and administrative expense and are expensed as incurred. Such warehousing and distribution costs totaled $54.3 million, $50.0 million and $51.1 million in 2004, 2003 and 2002, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expense and are expensed as incurred. Such sourcing and procurement costs totaled $21.1 million, $17.6 million and $17.7 million in 2004, 2003 and 2002, respectively.

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

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests, using a discounted cash flow approach. The Company performs impairment tests during the fourth quarter of each fiscal year, unless events indicate an interim test is required. Other intangible assets are amortized over their useful lives.

As of January 29, 2005, goodwill of $20.3 million (net of $11.5 million accumulated amortization) and intangible assets of $1.2 million (net of $1.1 million accumulated amortization) were attributable to the Company’s operating segments as follows: $3.5 million for Famous Footwear, $10.2 million for Wholesale operations, $5.7 million for Specialty Retailing and $2.1 million for the Other segment. Intangible assets of $0.7 million related to the Company’s minimum pension liability adjustment and other intangible assets of $0.4 million are not subject to amortization.

As a result of its annual impairment testing, the Company did not record any impairment charges during 2004 or 2003 related to goodwill or intangible assets. During 2002, the Company recorded an impairment charge of $0.7 million related to an intangible asset of the Company’s e-commerce business, which is part of the Company’s Other business segment. This impairment charge was reflected as a component of selling and administrative expenses.

Revenue Recognition
Retail sales are net of returns and exclude sales tax. Wholesale sales and sales through the Company’s Web sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through the Company’s Web sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are carried based on experience. Revenue is recognized on license fees related to Company-owned brand names, where the Company is licensor, when the related sales of the licensee are made.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores indicated as impaired are written down to fair value using a discounted cash flow technique. The Company recorded asset impairment charges related to underperforming retail stores of $3.1 million during 2004, of which $1.6 million relates to the Specialty Retail segment and $1.5 million relates to our Famous Footwear segment. During 2003, the Company recorded asset impairment charges of $3.7 million, of which $2.5 million relates to our Famous Footwear segment and $1.2 million relates to the Specialty Retail segment. During 2002, the Company recorded asset impairment charges of $2.5 million, of which $2.3 million relates to our Famous Footwear segment and $0.2 million relates to the Specialty Retail segment. Impairment charges are recorded within selling and administrative expenses on the consolidated statements of earnings.

Advertising and Marketing Expense
All advertising and marketing costs are expensed at the time the event occurs or the promotion first appears in media or in the store, except for direct response advertising that relates primarily to the production and distribution of the Company’s catalogs. Direct response advertising costs are amortized over the expected future revenue stream, which is two months from the date catalogs are mailed.

In addition, the Company participates in co-op advertising programs with certain of its wholesale customers. For those co-op advertising programs where the Company has validated the fair value of the advertising received, co-op advertising costs are reflected as advertising expense. Otherwise, co-op advertising costs are reflected as a reduction of net sales.

Total advertising and marketing expense was $54.2 million, $52.9 million and $55.0 million in 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, these costs include co-op advertising costs provided to wholesale customers of $0, $3.7 million and $6.4 million and are offset by co-op advertising allowances recovered by the Company’s retail divisions of $5.3 million, $5.4 million and $4.5 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $8.0 million, $4.6 million and $0 for 2004, 2003 and 2002, respectively. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $0.7 million and $1.6 million at January 29, 2005, and January 31, 2004, respectively.

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

Contingent Rentals
Many of the leases covering retail stores require contingent rentals in addition to the minimum monthly rental charge, based on retail sales volume. The Company records expense for contingent rentals during the period in which the retail sales volume exceeds the respective targets.

Construction Allowances Received From Landlords
At the time our retail facilities are initially leased, the Company often receives consideration from landlords, to be applied against the cost of leasehold improvements necessary to open the store. The Company treats these construction allowances as a lease incentive, as defined by FASB Technical Bulletin 88-1. The allowances are recorded as a deferred rent obligation upon receipt and amortized to income over the lease term as a reduction of rent expense. The allowances are reflected as a component of other accrued expenses and deferred rent on the consolidated balance sheets.

Straight-Line Rents and Rent Holidays
The Company records rent expense on a straight-line basis over the lease term for all of its leased facilities, in accordance with SFAS No. 13. For leases that have predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as deferred rent. At the time our retail facilities are leased, the Company is frequently not charged rent for a specified period of time, typically 60 days, while the store is being prepared for opening. This rent-free period is referred to as a “rent holiday.” In accordance with FASB Technical Bulletin 85-3, the Company recognizes rent expense over the lease term, including any rent holiday.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

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

Comprehensive Income
Comprehensive income includes the effect of foreign currency translation adjustments, unrealized gains and losses on derivative instruments and minimum pension liability adjustments.

Share-Based Compensation
As of January 29, 2005, the Company had four share-based compensation plans, which are described more fully in Note 16. Through 2004, the Company has accounted for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See “Impact of Prospective Accounting Pronouncements” below for discussion of changes in share-based compensation for 2005. Compensation income or expense is recognized in net earnings for stock performance plans, restricted stock grants and stock appreciation units. No compensation cost has been reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock options outstanding:

($ thousands, except per share amounts)	2004	2003	2002
Net earnings, as reported	$43,305	$46,236	$44,158
Add: Total share-based compensation (income) expense included in reported net earnings, net of related tax effect	(1,700)	3,102	1,346
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of related tax effect	(1,467)	(5,387)	(3,323)
Pro forma net earnings	$40,138	$43,951	$42,181
Earnings per share:
Basic - as reported	$2.42	$2.62	$2.54
Basic - pro forma	2.24	2.49	2.43
Diluted - as reported	2.30	2.48	2.46
Diluted - pro forma	2.13	2.36	2.35

Impact of Prospective Accounting Pronouncements
During December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has historically provided pro forma disclosures of stock option expense in the notes to the Company’s financial statements as previously allowed by SFAS No. 123, rather than recognizing the impact of such expense in the financial statements. The Company expects to adopt the provisions of SFAS No. 123(R), utilizing the modified-prospective transition method, effective at the beginning of fiscal year 2005. This change is expected to result in a reduction of net income of approximately $3.8 million, or $0.20 per diluted share, during 2005, including stock awards that are expected to be granted during 2005. Furthermore, the Company has historically utilized the Black-Scholes formula in determining the fair value of its stock options and the related pro forma expense disclosures. Upon adoption of SFAS No. 123(R) in the first quarter of 2005, the Company will utilize a binomial valuation model, as it believes that the binomial valuation model will result in a more accurate estimate of fair value. Under the modified-prospective transition method, the expense associated with awards that were granted but not vested upon adoption of SFAS No. 123(R) is based upon the same estimate of the fair value at grant date as previously used under SFAS No. 123 (i.e., utilizing the Black-Scholes methodology). New grants will be valued under a binomial valuation model. The Company does not anticipate the recognition of any cumulative effect of a change in accounting principle and prior periods will not be restated.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2005, the Company announced that it would restate its consolidated financial statements for 2003 and 2002 to correct its method of accounting for certain lease issues.

Construction Allowances
Consistent with many other companies having retail operations, the Company historically accounted for construction allowances received from landlords as a reduction of property and equipment and amortized the allowances over the useful lives of the assets to which they were assigned. The Company determined that, in some cases, the lives assigned to amortize the construction allowances were shorter than the lease term, thereby understating rent expense. In its restated consolidated financial statements, the Company has treated these construction allowances as a lease incentive, as defined by FASB Technical Bulletin 88-1. The allowances are recorded as a deferred rent obligation upon receipt, rather than a reduction of property and equipment, and amortized to income over the lease term as a reduction of rent expense.

Rent Holidays
The Company also determined that its calculation of straight-line rent expense should be modified. The Company had previously recognized straight-line rent expense for leases beginning on the commencement date of the lease, which had the effect of excluding the store build-out periods from the calculation of the period over which it expensed rent. In its restated consolidated financial statements, the Company has recognized straight-line rent expense over the lease term, including any rent-free build-out periods.

The adjustment to net earnings in each period is a noncash item. The cumulative adjustment to retained earnings for construction allowances and rent holidays was $5.0 million as of January 31, 2004, and $3.4 million as of February 2, 2002. All data reflected in our consolidated financial statements, including the related notes, have been restated to correct our treatment of these lease accounting issues. A summary of the significant effects of the restatement for these lease accounting issues is as follows:

	As of January 31, 2004
($ thousands)	As Previously Reported	As Restated
CONSOLIDATED BALANCE SHEETS
ASSETS
Deferred income taxes	$4,638	$2,412
Total current assets	529,685	527,459
Deferred income taxes	-	3,874
Property and equipment, net	85,548	103,624
Total assets	719,330	739,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other accrued expenses	49,876	55,397
Total current liabilities	229,560	235,081
Deferred rent	6,744	27,625
Deferred income taxes	1,645	-
Other liabilities	26,253	26,268
Total other liabilities	134,642	153,893
Retained earnings	232,911	227,863
Total shareholders’ equity	355,128	350,080
Total liabilities and shareholders’ equity	719,330	739,054

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

	For the Year Ended January 31, 2004		For the Year Ended February 1, 2003
($ thousands, except per share amounts)	As Previously Reported	As Restated	As Previously Reported	As Restated
CONSOLIDATED STATEMENTS OF EARNINGS
Selling and administrative expenses	$681,585	$682,674	$667,456	$669,133
Operating earnings	73,974	72,885	73,333	71,656
Earnings before income taxes	64,655	63,566	61,499	59,822
Income tax provision	(17,761)	(17,330)	(16,327)	(15,664)
Net earnings	46,894	46,236	45,172	44,158
Earnings per common share:
Basic	2.65	2.62	2.60	2.54
Diluted	2.52	2.48	2.52	2.46

	For the Year Ended January 31, 2004		For the Year Ended February 1, 2003
($ thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
CONSOLIDATED STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net earnings	$46,894	$46,236	$45,172	$44,158
Depreciation	25,457	30,665	23,484	28,092
Impairment charges for facilities and equipment	2,693	3,721	1,687	2,538
Changes in operating assets and liabilities:
Trade accounts payable and accrued expenses	(16,119)	(16,242)	21,097	22,180
Deferred rent	992	1,612	697	2,407
Deferred taxes	6,965	6,534	7,644	6,981
Other, net	(81)	(84)	(964)	(962)
Net cash provided by operating activities	87,754	93,395	103,759	110,336

INVESTING ACTIVITIES
Capital expenditures	(29,467)	(35,108)	(25,648)	(32,226)
Net cash provided by investing activities	(28,981)	(34,622)	(25,500)	(32,078)

In order to improve the comparability of the information presented in the above tables, certain reclassifications were reflected in the columns labeled “As Previously Reported” in both the consolidated balance sheets and the consolidated statements of cash flows. These reclassifications were made to identify balances that were not previously presented as separate line items on our consolidated balance sheets and statements of cash flows and to conform to the current period classification and presentation. Such reclassifications had no impact on the consolidated statements of earnings.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

3.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

($ thousands, except per share amounts)	2004	2003	2002
NUMERATOR
Net earnings	$43,305	$46,236	$44,158
DENOMINATOR (thousand shares)
Denominator for basic earnings per common share	17,917	17,677	17,367
Dilutive effect of unvested restricted stock and stock options	891	939	572
Denominator for diluted earnings per common share	18,808	18,616	17,939
Basic earnings per common share	$2.42	$2.62	$2.54
Diluted earnings per common share	$2.30	$2.48	$2.46

Options to purchase 308,633, 34,982 and 311,325 shares of common stock in 2004, 2003 and 2002, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

4.	COMPREHENSIVE INCOME
Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments, unrealized gains and losses from derivatives used for hedging activities and minimum pension liability adjustments.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended January 29, 2005, and January 31, 2004.

($ thousands)	2004	2003	2002
Net earnings	$43,305	$46,236	$44,158
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,684	5,553	1,607
Minimum pension liability adjustment	(471)	-	-
Unrealized losses on derivative instruments	(154)	(1,199)	(4,278)
Net loss from derivatives reclassified into earnings	1,892	1,859	1,499
	3,951	6,213	(1,172)
Comprehensive Income	$47,256	$52,449	$42,986

The accumulated other comprehensive loss for the Company is comprised of cumulative foreign currency gains (losses) of $0.6 million, $(2.1) million and $(7.6) million in 2004, 2003 and 2002, respectively, unrealized losses on derivative financial instruments used for hedging activities, net of related tax effect, of $1.1 million, $2.8 million and $3.5 million in 2004, 2003 and 2002, respectively, and a minimum pension liability adjustment, net of related tax effect, of $0.5 million in 2004.

See additional information related to derivative instruments in Note 12.

5.	RESTRUCTURING CHARGES

Closure of Canadian Manufacturing Facility
In the fourth quarter of 2003, the Company announced the closing of its last Canadian footwear manufacturing factory located in Perth, Ontario, and recorded a pretax charge of $4.5 million, the components of which are as follows:

● Severance and benefit costs for approximately 300 factory employees — $2.3 million
● Inventory markdowns to liquidate factory inventory — $1.6 million
● Cost to buy out leases prior to their normal expiration date — $0.6 million

Of the $4.5 million charge, $1.6 million was reflected in cost of goods sold, and $2.9 million was reflected in selling and administrative expenses. A tax benefit of $1.8 million was associated with this charge.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

The following is a summary of the activity in the reserve, by category of costs:

($ millions)	Employee Severance	Inventory Markdowns	Lease Buyouts	Total
Original charge and reserve balance	$2.3	$1.6	$0.6	$4.5
Adjustments	(0.3)	0.4	(0.1)	-
Expenditures in 2004	(2.0)	(2.0)	(0.4)	(4.4)
Reserve balance October 30, 2004	$-	$-	$0.1	$0.1

In March 2004, the manufacturing facility was closed. The Company anticipates that the remaining lease buyout costs will be completed during 2005.

6.	RETIREMENT AND OTHER BENEFIT PLANS
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

The Company also maintains an unfunded Supplemental Executive Retirement Plan (SERP). As of January 29, 2005, the projected benefit obligation of this plan was $13.9 million, and the accumulated benefit obligation was $9.7 million. The Company has recognized a minimum pension liability adjustment during 2004 of $0.7 million ($0.5 million on an after-tax basis) as a component of accumulated other comprehensive income.

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

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2004	2003	2004	2003
Benefit obligation at beginning of year	$139,095	$126,353	$4,801	$4,732
Service cost	6,176	5,269	-	-
Interest cost	8,699	7,999	261	272
Plan participants’ contribution	26	35	94	175
Plan amendments	46	120	-	-
Actuarial loss (gain)	10,246	6,854	(71)	10
Benefits paid	(7,600)	(8,256)	(419)	(388)
Special termination benefits	56	-	-	-
Curtailment gain	(96)	-	-	-
Foreign exchange rate changes	398	721	-	-
Benefit obligation at end of year	$157,046	$139,095	$4,666	$4,801

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

The accumulated benefit obligation for the United States pension plans was $137.6 million and $119.6 million as of January 29, 2005, and January 31, 2004, respectively. The accumulated benefit obligation for the Canadian pension plans was $5.6 million and $4.9 million as of January 29, 2005, and January 31, 2004, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted Average Assumptions Used to Determine Benefit Obligations, End of Year	2004	2003	2004	2003
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.25%	N/A	N/A

Assumed health care cost trend rates have a minor effect on the benefit obligations reported for health care plans. A 1-percentage-point change in the assumed health care cost trend rates would have the following effect:

($ thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on postretirement benefit obligation	$11	$(10)

Plan Assets
The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2004	2003	2004	2003

Fair value of plan assets at beginning of year	$191,551	$163,238	$-	$-
Actual return on plan assets	25,901	35,695	-	-
Employer contributions	31	31	325	213
Plan participants’ contributions	26	35	94	175
Benefits paid	(7,600)	(8,256)	(419)	(388)
Foreign exchange rate changes	439	808	-	-
Fair value of plan assets at end of year	$210,348	$191,551	$-	$-

Employer contributions and benefits paid in the above table include both those amounts contributed directly to and paid directly from plan assets and those amounts paid directly to plan participants.

The asset allocation for the Brown Shoe Company, Inc. Retirement Plan at the end of 2004 and 2003 and the target allocation for 2005, by asset category, are as follows:

	Target Allocation for 2005	Percentage of Plan Assets at Year-End
		2004	2003
Asset Category
Domestic equities	65%	64%	67%
Debt securities	30%	31%	29%
Foreign equities	5%	5%	4%
Total	100%	100%	100%

Domestic equities do not include any Company stock at January 29, 2005, or January 31, 2004. Plan assets are valued at fair value based on quoted market values.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

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

Assets of the Canadian pension plans, which total approximately $6.8 million at January 29, 2005, were invested 58% in equity funds, 39% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of January 29, 2005, or January 31, 2004.

Funded Status
The following table reconciles the funded status of all plans, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2004	2003	2004	2003
Over (under) funded status at end of year	$53,302	$52,456	$(4,666)	$(4,801)
Unrecognized net actuarial (gain) loss	(5,770)	(4,928)	(55)	(136)
Unrecognized prior service cost	1,306	1,574	-	(1)
Unrecognized net transition obligation (asset)	(1,101)	(1,203)	-	-
Net amount recognized at end of year	$47,737	$47,899	$(4,721)	$(4,938)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2004	2003	2004	2003
Prepaid benefit cost	$55,915	$53,876	$-	$-
Accrued benefit cost	(9,650)	(5,977)	(4,721)	(4,938)
Intangible asset	723	-	-	-
Accumulated other comprehensive income	749	-	-	-
Net amount recognized at end of year	$47,737	$47,899	$(4,721)	$(4,938)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
($ thousands)	2004	2003	2004	2003
End of Year
Projected benefit obligation	$13,920	$10,621	$13,920	$10,621
Accumulated benefit obligation	9,650	5,587	9,650	5,587
Fair value of plan assets	-	-	-	-

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Net Periodic Benefit Cost
Net periodic benefit cost (income) for 2004, 2003 and 2002 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2004	2003	2002	2004	2003	2002
Service cost	$6,176	$5,269	$4,675	$-	$-	$-
Interest cost	8,699	7,999	7,694	261	272	299
Expected return on assets	(15,315)	(14,810)	(13,575)	-	-	-
Amortization of:
Actuarial (gain) loss	538	380	172	(141)	(194)	(319)
Prior service cost	314	313	235	-	(105)	(209)
Net transition asset	(177)	(166)	(147)	-	-	-
Settlement cost	-	-	-	-	-	-
Total net periodic benefit cost (income)	$235	$(1,015)	$(946)	$120	$(27)	$(229)

	Pension Benefits			Other Postretirement Benefits
Weighted Average Assumptions Used to Determine Net Cost	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increase	4.00%	4.25%	4.50%	N/A	N/A	N/A
Expected return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	8.00%	8.00%	8.00%

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

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plans	SERP	Total	Other Postretirement Benefits
Employer Contributions
2005 expected contributions to plan trusts	$60	$-	$60	$-
2005 expected contributions to plan participants	-	300	300	500

Expected Benefit Payments
2005	$7,547	$300	$7,847	$500
2006	7,179	100	7,279	500
2007	7,380	100	7,480	500
2008	7,582	2,900	10,482	500
2009	7,885	800	8,685	400
2010 - 2014	44,294	16,300	60,594	1,800

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Defined Contribution Plans
The Company’s domestic defined contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions generally up to a maximum of 3.5% of the employee’s salary. The Company’s expense for this plan was $2.8 million, $3.0 million and $2.4 million in 2004, 2003 and 2002, respectively.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 8% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.2 million, $0.2 million and $0.1 million in 2004, 2003 and 2002, respectively.

7.	INCOME TAXES
The components of earnings before income taxes consisted of domestic earnings before income taxes of $31.9 million, $43.6 million and $29.6 million in 2004, 2003 and 2002, respectively, and foreign earnings before income taxes of $24.4 million, $20.0 million and $30.2 million in 2004, 2003 and 2002, respectively.

The components of income tax provision (benefit) on earnings were as follows:

($ thousands)	2004	2003	2002
FEDERAL
Current	$14,706	$11,749	$6,669
Deferred	(3,846)	6,319	4,948
	10,860	18,068	11,617
STATE	347	761	2,456
FOREIGN	1,775	(1,499)	1,591
Total income tax provision	$12,982	$17,330	$15,664

The Company made federal, state and foreign tax payments, net of refunds, of $10.4 million, $12.9 million and $1.8 million in 2004, 2003 and 2002, respectively.

The differences between the tax expense reflected in the financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2004	2003	2002
Income taxes at statutory rate	$19,700	$22,248	$20,938
State income taxes, net of federal tax benefit	226	495	1,596
Foreign earnings taxed at lower rates	(5,423)	(5,616)	(7,874)
Operating loss of majority-owned subsidiary with no tax benefit	-	66	396
Other	(1,521)	137	608
Total income tax provision (benefit)	$12,982	$17,330	$15,664

The Other category of income tax provision includes $1.0 million of tax benefit recorded in 2004, related to the elimination of the Company’s valuation allowance associated with its foreign tax credit carryforwards. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act extends the time in which foreign tax credit carryforwards can be utilized for federal income tax purposes from a five-year period to a ten-year period. As a result of this change, the Company expects to fully utilize its foreign tax credit carryforwards.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 29, 2005	January 31, 2004
Deferred Tax Assets
Employee benefits, compensation and insurance	$8,021	$8,412
Accrued expenses	7,031	4,727
Foreign tax credit carryforwards	6,696	6,173
Postretirement and postemployment benefit plans	2,385	2,620
Deferred rent	3,664	4,444
Allowance for doubtful accounts	1,664	2,525
Depreciation	1,150	3,585
Net operating loss (NOL) carryforward	4,065	2,507
Unrealized loss on derivative activities	606	1,393
Inventory capitalization and inventory reserves	2,212	999
Other	4,414	3,278
Total deferred tax assets, before valuation allowance	41,908	40,663
Valuation allowance for NOL carryforward	(2,378)	(2,507)
Total deferred tax assets, net of valuation allowance	39,530	38,156
Deferred Tax Liabilities
Retirement plans	(16,223)	(16,544)
LIFO inventory valuation	(11,757)	(14,051)
Other	(1,391)	(1,275)
Total deferred tax liabilities	(29,371)	(31,870)
Net deferred tax asset	$10,159	$6,286

At the end of 2004, the Company had foreign tax credit carryforwards of $6.7 million, which expire in fiscal 2011. No valuation allowance is deemed necessary for the foreign tax credit carryforward, as management believes it is more likely than not the foreign tax credit will be fully realized. At the end of 2004, the Company had a net operating loss carryforward with a tax value of $2.4 million, related to a majority-owned subsidiary, which expires in fiscal 2019. A valuation allowance of $2.4 million has been established to fully reserve this deferred tax asset. At the end of 2004, the Company had a net operating loss carryforward with a tax value of $1.7 million, related to its Canadian operations, which expires in fiscal 2010. No valuation allowance is deemed necessary for this net operating loss carryforward, as management believes it is more likely than not the net operating loss carryforward will be fully realized.

As of January 29, 2005, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. At January 29, 2005, the Company had $79.4 million of cash and cash equivalents, which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. Our intention is to maintain this cash within our foreign operations indefinitely or to repatriate it only when it is tax-effective to do so. On October 22, 2004, the Jobs Creation Act was signed into law. The Jobs Creation Act provides for a special tax reduction for certain foreign earnings that are repatriated to the United States if certain conditions are met. Based on initial estimates, the Company may be able to repatriate approximately $70 million to $80 million, which would generate tax expense of approximately $10 million. However, the ultimate amount of tax expense could vary. We are evaluating the terms of the Jobs Creation Act, but, as of January 29, 2005, have made no decisions regarding repatriation and, accordingly, have not provided deferred taxes on unremitted foreign earnings. The Company will make its decision regarding repatriation during 2005. If these amounts were not considered indefinitely reinvested, additional deferred taxes of approximately $32.6 million would have been provided.

8.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments include Famous Footwear, Wholesale operations, Specialty Retail and Other.

Famous Footwear, which represents the Company’s largest division, operated 919 stores at the end of 2004, primarily selling branded footwear for the entire family.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Wholesale Operations source and market branded, licensed and private-label footwear primarily to department stores, mass merchandisers, independent retailers and Company-owned Naturalizer Retail and Famous Footwear stores. Beginning in 2004, the Company began accounting for its Irish financing subsidiary, Brown Group Dublin Limited, which holds cash and short-term investments relating to offshore earnings other than in Canada, within the Other segment. Brown Group Dublin Limited had previously been accounted for within the Wholesale Operations segment. Prior year amounts have been reclassified to conform to the current year presentation. This reclassification resulted in a transfer of operating earnings of $0.2 million from the Wholesale Operations segment to the Other segment in both 2003 and 2002. The reclassification also resulted in a transfer of assets of $52.0 million and $30.4 million at January 31, 2004, and February 1, 2003, respectively, to the Other segment. This reclassification had no effect on consolidated operating earnings or consolidated assets.

The Specialty Retail operations include 204 stores in the United States and 171 stores in Canada at year-end, selling primarily Naturalizer brand footwear in regional malls and outlet centers. The Company renamed its former “Naturalizer Retail” segment to “Specialty Retail” during 2004. The composition of the segment has not changed.

The Other segment includes the corporate assets and administrative and other expenses which are not allocated to the operating units. It also includes the Company’s investment in its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company.

The Company’s reportable segments are operating units that market to different customers and are each managed separately as they distribute their products on a retail or wholesale basis. An operating segment’s performance is evaluated and resources are allocated based on operating earnings. Operating earnings represent gross profit less selling and administrative expenses and, in 2004 and 2003, a provision for environmental litigation costs. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment sales are generally recorded at a profit to the selling division. All intersegment earnings related to inventory on hand at the purchasing division are eliminated against the earnings of the selling division.

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Fiscal 2004
External sales	$1,116,686	$615,884	$191,577	$17,657	$1,941,804
Intersegment sales	1,589	160,861	-	-	162,450
Depreciation and amortization	22,319	1,349	6,047	2,195	31,910
Operating earnings (loss)	60,290	44,877	(11,034)	(30,365)	63,768
Operating segment assets	385,981	242,775	65,060	152,318	846,134
Capital expenditures	34,117	2,934	6,903	2,273	46,227

Fiscal 2003
External sales	$1,073,611	$561,288	$189,195	$8,014	$1,832,108
Intersegment sales	1,090	138,224	-	-	139,314
Depreciation and amortization	22,561	1,244	4,624	2,251	30,680
Operating earnings (loss)	51,830	55,808	(3,908)	(30,845)	72,885
Operating segment assets	356,635	201,474	59,793	121,152	739,054
Capital expenditures	26,273	2,878	4,851	1,106	35,108

Fiscal 2002
External sales	$1,075,193	$566,410	$195,426	$4,414	$1,841,443
Intersegment sales	687	136,527	-	-	137,214
Depreciation and amortization	20,215	2,585	4,137	1,850	28,787
Operating earnings (loss)	44,674	54,543	1,366	(28,927)	71,656
Operating segment assets	380,533	197,010	66,904	90,622	735,069
Capital expenditures	25,016	1,844	5,156	210	32,226

Following is a reconciliation of operating earnings to earnings before income taxes:

($ thousands)	2004	2003	2002
Total operating earnings	$63,768	$72,885	$71,656
Interest expense	(8,410)	(9,781)	(12,236)
Interest income	929	462	402
Earnings before income taxes	$56,287	$63,566	$59,822

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

In 2004, the impact of special charges and costs included in operating earnings was as follows:

● Wholesale Operations — $5.6 million in transition and assimilation costs related to the acquisition of the Bass footwear license
● Other — $3.5 million charge related to the Company’s guarantee of an Industrial Development Bond in Pennsylvania for a business it had divested in 1985; $2.4 million related to the insolvency of an insurance company which is now in liquidation that insured the Company for workers’ compensation and casualty losses from 1973 to 1989; $1.7 million for severance and benefit costs related to the reductions in our workforce across the Company

In 2003, the impact of special charges included in operating earnings was as follows:

● Wholesale Operations — $4.3 million charge related to costs to close a Canadian manufacturing facility
● Specialty Retail — $0.2 million charge related to costs to close a Canadian manufacturing facility
● Other — $3.1 million related to the Company’s class action litigation related to its Redfield facility in Denver, Colorado, and related costs, including the verdict, anticipated pretrial interest and sanction costs

In 2002, the impact of the recoveries from special charges recorded in 2001 included in operating earnings was as follows:

● Specialty Retail — $0.9 million of excess store closing reserve
● Other — $1.1 million of excess severance reserve

For geographic purposes, the domestic operations include the wholesale distribution of branded, licensed and private-label footwear to a variety of retail customers and nationwide operation of our retail chains, including Famous Footwear and Specialty Retail.

The Company’s foreign operations primarily consist of wholesale distribution operations in the Far East and wholesale and retail operations in Canada. The Far East operations include “first-cost” transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2004	2003	2002
Net Sales
United States	$1,615,735	$1,500,936	$1,494,506
Far East	261,154	258,724	277,314
Canada	80,382	77,154	71,151
Latin America, Europe and other	-	54	247
Inter-area sales	(15,467)	(4,760)	(1,775)
	$1,941,804	$1,832,108	$1,841,443
Long-Lived Assets
United States	$192,842	$182,775	$184,082
Far East	13,873	12,820	11,077
Canada	16,244	15,638	13,333
Latin America, Europe and other	336	362	334
	$223,295	$211,595	$208,826

Long-lived assets consisted primarily of property and equipment, prepaid pension costs, goodwill, trademarks and other noncurrent assets.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

9.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

($ thousands)	January 29, 2005	January 31, 2004
Land and buildings	$31,115	$30,944
Leasehold improvements	138,310	117,440
Technology equipment	33,895	27,289
Machinery and equipment	24,659	24,319
Furniture and fixtures	107,298	101,903
Construction in progress	3,861	6,009
	339,138	307,904
Allowances for depreciation and amortization	(224,744)	(204,280)
	$114,394	$103,624

Useful lives of property and equipment are as follows:

Buildings	15-30 years
Leasehold improvements	5-20 years
Technology equipment	3-5 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

Selling and administrative expenses include charges for impaired assets of $3.1 million, $3.7 million and $2.5 million, which were recognized in 2004, 2003 and 2002, respectively. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

10.	LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS
In December 2001, the Company entered into a five-year, secured $350 million revolving bank Credit Agreement. The Company entered into an Amended and Restated Credit Agreement (the “Agreement”) effective July 21, 2004, which amended and restated its existing $350 million revolving bank Credit Agreement. The Agreement provides for a maximum line of credit of $350 million, subject to the calculated borrowing base restrictions. In addition to extending the credit term, the Agreement also provides other benefits to the Company, including expanding the definition of eligible inventory in certain circumstances and reducing the interest rate spread paid on outstanding borrowings. Borrowing Availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures on July 21, 2009 and the Company’s obligations are secured by accounts receivable and inventory of the Company and its wholly owned domestic and Canadian subsidiaries. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of Availability under the Agreement. If Availability falls below specified levels, the Company may be required to reclassify all borrowings under the Agreement to a current liability. Certain covenants would be triggered if Availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if Availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. Interest on borrowings is at variable rates based on the LIBOR rate or the base rate, as defined. There is a fee payable on the unused amount of the facility.

In connection with amending the Agreement, the Company incurred approximately $1.3 million of issuance costs during 2004, which, together with remaining unamortized debt issuance costs of approximately $2.7 million associated with the original bank credit agreement, are now being amortized over the five-year term of the Agreement.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

At January 29, 2005, the Company had $142.0 million of borrowings outstanding and $16.2 million in letters of credit outstanding under the revolving bank credit agreement. Total additional borrowing Availability was approximately $173 million at the end of 2004. Of these borrowings, $50 million has been classified as long-term on the balance sheet, as the Company does not expect these to be repaid in 2005. The Company has an interest rate swap agreement, with a notional amount of $50 million expiring in October 2006, that converts variable rate interest payable on $50 million of long-term borrowings under the revolving credit agreement to a fixed rate of 6.53%. See Note 12 for further information related to the interest rate swap agreement. The other $92.0 million of borrowings under the revolving bank credit agreement (classified as current maturities of long-term debt on the balance sheet) has an average interest rate of 4.11%.

The maximum amount of short-term borrowings under the current revolving bank credit arrangement at the end of any month was $92.0 million in 2004 and $53.0 million in 2003. The average daily borrowings during the year were $129.8 million in 2004 and $132.4 million in 2003. The weighted average short-term interest rates approximated 3.8% in 2004 and 2003.

Cash payments of interest for 2004, 2003 and 2002 were $8.5 million, $10.2 million and $12.9 million, respectively.

In the fourth quarter of 2003, the Company redeemed its capitalized lease obligation of $3.5 million, which was scheduled to mature in October 2009.

11.	LEASES
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

Rent expense for operating leases was:

($ thousands)	2004	2003	2002
Minimum rents	$123,325	$119,310	$116,089
Contingent rents	707	469	699
	$124,032	$119,779	$116,788

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at January 29, 2005:

($ thousands)
2005	$121,033
2006	102,117
2007	88,421
2008	73,953
2009	58,709
Thereafter	125,313
Total minimum operating lease payments	$569,546

12.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments, primarily foreign exchange contracts and interest rate swaps, to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. These derivatives, designated as cash flow hedges, are used to hedge the procurement of footwear from foreign countries and the variability of cash flows paid on variable rate debt. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements are, however, major international financial institutions, and the risk of loss due to nonperformance is believed to be minimal.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

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

The Company’s outstanding derivative financial instruments related to foreign exchange risk consisted of the following:

(U.S. $ thousands)	January 29, 2005	January 31, 2004
Deliverable Financial Instruments
United States dollars (purchased by our Canadian division with Canadian dollars)	$15,600	$11,500
Euro	8,000	9,800
Japanese yen and other currencies	1,300	1,100

Non-Deliverable Financial Instruments
New Taiwanese dollars	4,300	2,400
	$29,200	$24,800

Unrealized (losses) gains related to these instruments, based on dealer-quoted prices, were $(0.2) million and $0.1 million at January 29, 2005 and January 31, 2004, respectively. We expect to reclassify this unrealized loss from other comprehensive income to net earnings in 2005.

At the end of 2004, the Company had an interest rate swap agreement, expiring in October 2006, that converts variable rate interest payable on $50 million of long-term borrowings under its revolving bank credit agreement to a fixed rate of 6.53%. At the end of 2003, the Company had interest rate swap agreements converting variable rate interest payable for a total of $100 million of long-term borrowings under its revolving bank credit agreement to a fixed rate of 6.88%. Unrealized losses on the swap agreements, based on order-quoted prices, were $1.4 million at January 29, 2005, and $4.5 million at January 31, 2004. Since the Company expects to hold the swap agreement and the related debt until maturity, the accumulated unrealized loss on the swap agreement will decline to zero over the remaining life of the agreement, through October 2006.

During 2004 and 2003, ineffective hedges were not material.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and fair values of the Company’s financial instruments at January 29, 2005 and January 31, 2004 are:

	January 29, 2005		January 31, 2004
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$142,000	$142,000	$119,500	$119,500
Unrealized gains (losses) on derivative instruments:
Interest rate swap agreement	(1,350)	(1,350)	(4,510)	(4,510)
Foreign exchange contracts	(233)	(233)	102	102

The fair value of the Company’s long-term debt was based upon the borrowing rates available to the Company at January 29, 2005, and January 31, 2004, as applicable, for financing arrangements with similar terms and maturities. The fair value of the Company’s derivative instruments is based on order-quoted or dealer-quoted prices.

Carrying amounts reported on the balance sheets for cash, cash equivalents and receivables approximate fair value due to the short-term maturity of these instruments.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

14.	CONCENTRATIONS OF CREDIT RISK
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
The Company’s common stock has a par value of $3.75 per share, and 100,000,000 shares are authorized. At January 29, 2005, and January 31, 2004, there were 18,241,791 shares and 18,076,589 shares outstanding, net of 3,764,106 and 3,929,308 shares held in treasury, respectively. The stock is listed and traded on the New York and Chicago Stock Exchanges (symbol BWS).

The Company has a Shareholder Rights Plan under which each outstanding share of the Company’s common stock carries one Common Stock Purchase Right. The rights may only become exercisable under certain circumstances involving acquisition of the Company’s common stock by a person or group of persons without the prior written consent of the Company. Depending on the circumstances, if the rights become exercisable, the holder may be entitled to purchase shares of the Company’s common stock or shares of common stock of the acquiring person at discounted prices. The rights will expire on March 18, 2006, unless they are earlier exercised, redeemed or exchanged.

16.	SHARE-BASED PLANS
The Company has share-based incentive compensation plans, under which certain officers, employees and members of the Board of Directors are participants, and may be granted stock option, stock appreciation, restricted stock and stock performance awards. During 2004, the Company recognized income of $2.7 million related to share-based compensation, as compared to share-based compensation expense of approximately $4.8 million for 2003. The resulting variance of $7.5 million is the result of the lower expected award value under these plans, primarily the stock performance plan. The lower expected award value reflects lower than targeted payouts and a lower stock price at the end of 2004 compared to 2003.

Stock Options and Stock Appreciation Units
All stock options are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. Stock appreciation units also have been granted in tandem with certain options. Such units entitle the participant to receive an amount, in cash and/or stock, equal to the difference between the current market value of a share of stock at the exercise date and the option price of such share of stock. The options and appreciation units generally become exercisable one year from the date of grant at a rate of 25% per year and are exercisable for up to ten years from the date of grant. Since the stock appreciation rights are issued in tandem with stock options, the exercise of either cancels the other. Variable plan accounting is used to determine compensation expense related to stock appreciation units. Such expense is recorded over the period the units vest and is remeasured at the end of each reporting period based on the current market price of the Company’s stock on that date and the expected number of such units to be exercised. The ultimate measure of compensation expense will be based on the market price of the Company’s stock on the date the stock appreciation unit is exercised. As of January 29, 2005, 580,420 additional shares of common stock were available to be granted in the form of options, restricted stock or stock performance units.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Through 2004, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options instead of the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See “Impact of Prospective Accounting Pronouncements” in Note 1 for discussion of changes in share-based compensation for 2005.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.5%, 3.3% and 4.9%; dividend yields of 1.0%, 1.3% and 2.2%; volatility factors of the expected market price of the Company’s common stock of 0.43, 0.46 and 0.47; and a weighted average expected life of the option of seven years. The weighted average fair value of options granted during 2004, 2003 and 2002 was $17.17, $13.70 and $8.13 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The Company’s pro forma information is presented in Note 1.

The following summary sets forth the Company’s stock option and stock appreciation rights activity for the three years ended January 29, 2005:

	Number of Option Shares	Number of Appreciation Units	Weighted Average Exercise Price
Outstanding February 2, 2002	1,814,500	150,661	$16
Granted	454,750	-	18
Exercised	(172,000)	-	14
Terminated	(215,500)	(57,015)	16
Outstanding February 1, 2003	1,881,750	93,646	16
Granted	366,500	-	27
Exercised	(326,557)	-	15
Terminated	(19,250)	(13,963)	18
Outstanding January 31, 2004	1,902,443	79,683	18
Granted	345,450	-	39
Exercised	(186,391)	-	18
Terminated	(28,475)	-	29
Outstanding January 29, 2005	2,033,027	79,683	$22

Following is a summary of stock options outstanding as of January 29, 2005, which have exercise prices ranging from $10 to $39:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options Outstanding
$10 - $15	386,075	$12	4
$15 - $18	385,500	17	4
$18 - $23	548,752	19	6
$23 - $30	335,600	25	7
$30 - $39	377,100	39	9
	2,033,027	$22	6

Options Exercisable
$10 - $15	385,763	$12	4
$15 - $18	356,438	17	4
$18 - $23	388,176	19	6
$23 - $30	104,100	25	6
$30 - $39	12,500	37	9
	1,246,977	$17	5

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

At January 31, 2004, 1,144,439 options with a weighted average exercise price of $16 were exercisable. At February 1, 2003, 1,162,688 options with a weighted average exercise price of $17 were exercisable.

Restricted Stock
Under the Company’s incentive compensation plans, restricted stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during an eight-year period whereby the restrictions lapse on 50% of these shares after four years, 25% after six years and the remaining 25% after eight years. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders’ equity and subsequently amortized to expense over the eight-year restriction period. In 2004, 2003 and 2002, restricted shares granted were 16,500, 78,700 and 50,500, and restricted shares terminated were 19,350, 2,875 and 12,500, respectively. Compensation expense related to restricted shares was $0.9 million, $0.8 million and $0.7 million in 2004, 2003 and 2002, respectively.

Stock Performance Awards
Under the Company’s incentive compensation plans, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Compensation expense is recorded over the performance period based on the anticipated number of shares to be awarded. In 2004, projections indicated that there would be no awards at the end of the performance period for grants made in 2003 and the award under the 2002 grant would decline from previous estimates. Accordingly, accrued expenses for those plans were reduced, resulting in income in 2004 of $3.6 million. Compensation expense for performance shares was $4.0 million in 2003 and $1.3 million in 2002.

17.	COMMITMENTS AND CONTINGENCIES

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. During 2004, we recorded no expense related to this remediation. During 2003 and 2002, we recorded expense of $0.8 million and $4.1 million, respectively. The anticipated future cost of remediation activities at January 29, 2005, is $5.9 million and is accrued within other accrued expenses and other liabilities, but the ultimate cost may vary. The cumulative costs incurred through January 29, 2005, are $14.9 million.

The Company assesses future recoveries from insurance companies related to remediation costs by estimating a range of probable recoveries and recording the low end of the range. Recoveries from other responsible parties are recorded when a contractual agreement is reached. As of January 29, 2005, recorded recoveries totaled $3.3 million and are recorded in other noncurrent assets on the consolidated balance sheet. $3.3 million of the recorded recoveries are expected from certain insurance companies as indemnification for amounts spent for remediation associated with the Redfield site. The insurance companies are contesting their indemnity obligations, and the Company has sued its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. The Company believes insurance coverage in place entitles it to reimbursement for more than the recovery recorded. The Company believes the recorded recovery is supported by the fact the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurers have offered to settle these claims. The Company is unable to estimate the ultimate recovery from the insurance carriers, but is pursuing resolution of its claims.

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 19 years. The Company has an accrued liability of $2.2 million at January 29, 2005, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.7 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.7 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Based on information currently available, the Company had an accrued liability of $8.4 million as of January 29, 2005, to complete the cleanup, maintenance and monitoring at all sites. Of the $8.4 million liability, $1.7 million is included in other accrued expenses, and $6.7 million is included in other noncurrent liabilities in the consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts; however, the Company is not able to determine a range of possible additional costs, if any.

While the Company currently does not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company’s subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. The total pretax charge recorded for these matters in the fourth quarter of 2003 was $3.1 million. The Company recorded an additional $0.6 million in expense in the first quarter of 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which pre-judgment interest applied. The plaintiffs have filed an appeal of the December 2003 jury verdict, and the ultimate outcome and cost to the Company may vary.

As described above in “Environmental Remediation,” the Company has filed suit against its insurance carriers and is seeking recovery of certain defense costs, indemnity for the costs incurred for remediation related to the Redfield site and for the damages awarded in the class action and other related damages.

The Company also is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on the Company’s results of operations or financial position. All legal costs associated with litigation are expensed as incurred.

Other
During the fourth quarter of 2004, the Company recorded a charge of $3.5 million related to its guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed the bond obligation. The current owner of the manufacturing and warehouse facility has filed for bankruptcy protection and is liquidating its assets. Although the Company will pursue recovery of these costs, the ultimate outcome is uncertain. Accordingly, the Company has recorded its estimate of the maximum exposure, $3.5 million, as a charge in the fourth quarter of 2004.

During 2004, the Company recorded a charge of $2.4 million relating to the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding. During 2003, the Company recorded a charge of $0.3 million related to this matter. While management has recorded its best estimate of loss, the ultimate outcome and cost to the Company may vary.

The Company is contingently liable for lease commitments of approximately $8.6 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

18.	SUBSEQUENT EVENT - ACQUISITION OF BENNETT FOOTWEAR GROUP
On March 14, 2005, the Company announced that it had entered into a Securities Purchase Agreement to acquire Bennett Footwear Group, LLC (“Bennett”) for $205 million in cash, plus contingent payments of up to $42.5 million based upon the achievement of certain performance targets over the next three years. The purchase price is subject to post-closing adjustment based on actual net equity. The Bennett acquisition is expected to close during April or May of 2005.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Bennett’s owned and licensed footwear brands, which include Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft, are primarily sold in footwear departments of many major U.S. department and specialty stores. The Bennett acquisition complements the Company’s existing portfolio of well-known wholesale brands such as Naturalizer, LifeStride, Bass and Dr. Scholl’s, which are sold primarily in the moderately priced range, by adding strong brands in the better and bridge footwear zones. Bennett had revenues of approximately $200 million in 2004.

The Company has received a commitment letter from a lender to provide a senior unsecured loan to fund up to $100 million for the Bennett acquisition, which will bear interest at the greater of 8.25% or a floating rate based on three-month LIBOR, increasing at the end of each three-month period that the loan is outstanding (“the Bridge Loan”). The Bridge Loan will be guaranteed by all existing and future subsidiaries of the Company that are guarantors under its existing revolving Credit Agreement. The Company will fund the remaining portion of the purchase price from existing cash and available borrowings under the existing revolving Credit Agreement. The Company anticipates that it will refinance the acquisition cost by issuing long-term notes totaling approximately $150 million to $175 million during 2005.

19.	QUARTERLY FINANCIAL DATA (Unaudited)
As discussed in Note 2, the Company has restated its consolidated financial statements. Quarterly financial results (unaudited) for the years 2004 and 2003, including the effect of the restatement, are as follows:

	Quarters
	First Quarter (13 Weeks)		Second Quarter (13 weeks)		Third Quarter (13 weeks)		Fourth Quarter (13 weeks)
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2004
Net sales	$491,832	$491,832	$458,657	$458,657	$514,825	$514,825	$476,490
Gross profit	199,364	199,364	189,246	189,246	208,043	208,043	187,714
Net earnings	8,567	8,526	7,814	7,668	18,820	18,566	8,545
Per share of common stock:
Earnings — basic	0.48	0.48	0.44	0.43	1.05	1.03	0.48
Earnings — diluted	0.45	0.45	0.41	0.40	1.01	1.00	0.46
Dividends paid	0.10	0.10	0.10	0.10	0.10	0.10	0.10
Market value:
High	39.95	39.95	42.02	42.02	32.70	32.70	30.10
Low	34.79	34.79	30.33	30.33	24.18	24.18	27.07

	Quarters
	First Quarter (13 Weeks)		Second Quarter (13 weeks)		Third Quarter (13 weeks)		Fourth Quarter (13 weeks)
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2003
Net sales	$446,444	$446,444	$458,384	$458,384	$493,433	$493,433	$433,847	$433,847
Gross profit	185,127	185,127	187,865	187,865	204,712	204,712	180,962	180,962
Net earnings	9,003	9,035	11,556	11,532	21,200	21,013	5,135	4,656
Per share of common stock:
Earnings — basic	0.51	0.52	0.66	0.65	1.19	1.18	0.29	0.26
Earnings — diluted	0.49	0.49	0.62	0.62	1.13	1.12	0.27	0.25
Dividends paid	0.10	0.10	0.10	0.10	0.10	0.10	0.10	0.10
Market value:
High	30.36	30.36	31.75	31.75	36.25	36.25	39.73	39.73
Low	25.10	25.10	25.00	25.00	28.30	28.30	31.85	31.85

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

($ thousands)	Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions Describe	Balance at End of Period

YEAR ENDED JANUARY 29, 2005

Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$ 5,899	$34,065		$31,733-A	$ 8,231
Inventory valuation allowances	15,903	48,098		47,459-B	16,542

YEAR ENDED JANUARY 31, 2004

Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$ 6,674	$24,587		$25,362-A	$ 5,899
Inventory valuation allowances	18,966	44,212		47,275-B	15,903

YEAR ENDED FEBRUARY 1, 2003

Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$ 5,605	$21,615		$20,546-A	$ 6,674
Inventory valuation allowances	36,704	42,772		60,510-B	18,966
(A) Accounts written off, net of recoveries, discounts and allowances taken.
(B) Adjustment upon disposal of related inventories.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
It is the Chief Executive Officer’s and Chief Financial Officer’s ultimate responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly, quarterly and annual results, an established system of internal controls and internal control reviews by the Company’s internal auditors.

As of the end of the Company’s fiscal year, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). In performing this evaluation, management reviewed the Company’s lease accounting for leasehold improvements funded by landlord incentives and the recognition of straight-line rent on leased facilities. Consistent with many other retailers, the Company historically has accounted for construction allowances received from landlords on its balance sheets as a reduction of fixed assets, and amortized the allowances over the lives of the assets to which they were assigned. The Company also determined that its calculation of straight-line rent expense should be modified to include the build-out periods prior to store openings. After consultation with its independent auditors and its Audit Committee, the Company determined its previously established lease accounting practices were not appropriate and that the Company’s annual rent and depreciation expense over the last several years had been understated. Accordingly, the Company has restated its prior financial statements to reflect the appropriate treatment of generally accepted accounting principles related to lease accounting. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 29, 2005.

The evaluation has not revealed any fraud, intentional misconduct or concealment on the part of Company personnel. The Company’s management has identified and implemented the steps necessary to address this material weakness.

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

Internal Control Over Financial Reporting
Management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005 can be found in Item 8 of this report. Management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005, was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can also be found in Item 8 of this report.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that, there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 29, 2005, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

As described in Item 8, the Company has restated its previously issued financial statements related to the misapplication of generally accepted accounting principles related to lease accounting. Subsequent to January 29, 2005, the Company’s management identified and implemented the steps necessary to address the identified material weakness in internal control over financial reporting, including the implementation of additional controls over the accounting for leases.

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors of the Company is set forth under the caption “Election of Directors (Proxy Item No. 1)” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2005, which information is incorporated herein by reference.

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2005.

Executive Officers of the Registrant
Name	Age	Current Position
Ronald A. Fromm	54	Chairman of the Board and Chief Executive Officer
Michael I. Oberlander	36	Vice President, General Counsel and Corporate Secretary
Gary M. Rich	54	President, Brown Shoe Wholesale Division
Andrew M. Rosen	54	Senior Vice President and Chief Financial Officer
Richard C. Schumacher	57	Senior Vice President and Chief Accounting Officer
David H. Schwartz	59	Chief Administrative Officer and President, Brown Shoe International Division
Diane M. Sullivan	49	President
Joseph W. Wood	57	President, Famous Footwear Division

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

Gary M. Rich, President, Brown Shoe Wholesale since August 2000. President, Brown Pagoda from March 1993 to August 2000.

Andrew M. Rosen, Senior Vice President and Chief Financial Officer of the Company since October 2004. Senior Vice President, Chief Financial Officer and Treasurer of the Company from October 1999 to October 2004. Senior Vice President and Treasurer of the Company from March 1999 to October 1999. Vice President and Treasurer of the Company from January 1992 to March 1999.

Richard C. Schumacher, Senior Vice President and Chief Accounting Officer since March 2003. Vice President and Chief Accounting Officer from March 2002 to March 2003. Vice President and Controller of the Company from June 1994 to March 2002.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

David H. Schwartz, Chief Administrative Officer since March 2004, Chief Operating Officer from March 2002 to March 2004, and President, Brown Shoe International since August 2000. President, Brown Sourcing from February 1996 to August 2000.

Diane M. Sullivan, President since January 2004. Vice Chairman of the Footwear Group of Phillips-Van Heusen from September 2001 to December 2003. Series of management positions with Stride Rite Corporation from April 1995 to September 2001, most recently as President and Chief Operating Officer.

Joseph W. Wood, President, Famous Footwear since January 2002. Executive Vice President — Merchandise for Finish Line chain of athletic footwear stores from April 2000 to December 2001. Senior Vice President — Merchandise and Marketing for Finish Line from March 1992 to April 2000.

Information regarding Section 16 Beneficial Ownership Reporting Compliance is set forth under the caption “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2005, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the captions “Board Meetings and Committees” and “Audit Committee,” respectively, in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2005, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics is set forth under the caption “Corporate Governance” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2005, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
Information regarding Executive Compensation is set forth under the captions “Executive Compensation,” “Employment and Severance Agreements,” “Retirement Plans,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2005, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors and Officers is set forth under the caption “Stock Ownership by Directors and Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2005, which information is incorporated herein by reference.

Information regarding the Principal Holders of Our Stock is set forth under the caption “Principal Holders of Our Stock” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2005, which information is incorporated herein by reference.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 29, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,384,527	$21.82	580,420
Equity compensation plans not approved by security holders	-	-	-
Total	2,384,527	$21.82	580,420
(1)

Included in column (a) are 351,500 rights to receive common shares that have been awarded under the Company’s stock performance plan at the target level. The maximum amount of shares that may be issued under these stock performance awards is 703,000, and the minimum is zero, depending on the accomplishment of certain objectives by the end of fiscal 2005 and 2006. These rights were disregarded for purposes of computing the weighted average exercise price in column (b).

Information regarding share-based plans is set forth in Note 16 of the consolidated financial statements and is hereby incorporated by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information regarding Certain Relationships and Related Transactions is set forth under the caption “Certain Relationships” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2005, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding our Principal Accountant Fees and Services is set forth under the caption “Independent Auditors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2005, which information is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) and (2) The list of financial statements and Financial Statement Schedules required by this item is included in the Index on page 2. All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

(a)	(3) Exhibits

Exhibit No.:	Description
2.(a)
Securities Purchase Agreement by and among Brown Shoe Company, Inc. and Heritage Fund III, L.P., Heritage Fund IIIA, L.P., Heritage Investors III, L.P., BICO Business Trust, Pentland U.S.A., Inc., Donna Siciliano, Michael Smith, Bruce Ginsberg, Hal Parton, Gregg Ribatt, Bennett Footwear Holdings, LLC, Bennett Footwear Group LLC, Bennett Footwear Acquisition LLC, Bennett Footwear Retail LLC and Bennett Investment Corporation dated as of March 14, 2005, filed herewith.

(b)
Form of Earnout Agreement by and among the Heritage Fund III, L.P., Heritage Fund IIIA, L.P. and Heritage Investors III, L.L.C. (collectively, “Heritage”), BICO Business Trust (“BICO”), Pentland U.S.A., Inc. (“Pentland”), Donna Siciliano and Michael Smith, Heritage Partners Management Company, LLP, as representative, and Brown Shoe Company, Inc., incorporated herein by reference to the Company’s Form 8-K dated March 14, 2005.

3.(a)	Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
(b)	Bylaws of the Company as amended through February 5, 2004, incorporated herein by reference to Exhibit 3(b) to the Company’s Form 10-K dated January 31, 2004.
4.(a)
Rights Agreement dated as of March 7, 1996 between the Company and First Chicago Trust Company of New York, which includes as Exhibit A the form of Rights Certificate evidencing the Company's Common Stock Purchase Rights, incorporated herein by reference to the Company's Form 8-K dated March 8, 1996.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Exhibit No.:	Description
(a) (i)
Amendment to Rights Agreement between Brown Shoe Company, Inc. and First Chicago Trust Company of New York, dated as of July 8, 1997, effective August 11, 1997, incorporated herein by reference to the Company's Form 8-K dated August 8, 1997.

(a) (ii)
Second Amendment to Rights Agreement between Brown Shoe Company, Inc., First Chicago Trust Company of New York and EquiServe Trust Company, N.A., dated and effective as of December 6, 2001, incorporated herein by reference to the Company's Form 10-Q for the quarter ended November 3, 2001.

(b)
Amended and Restated Credit Agreement, dated as of July 21, 2004, among the Company, as Borrower, Bank of America, N.A., as lead issuing bank, lead arranger, administrative agent, and collateral agent, LaSalle Bank, National Association, as syndication agent, Wells Fargo Foothill, LLC as documentation agent and the other financial institutions party thereto, as lenders, incorporated herein by reference to the Company’s Form 8-K dated July 21, 2004.

(b)(i)
First Amendment dated as of March 14, 2005, to the Amended and Restated Credit Agreement among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and Bank of America, N.A., as administrative agent and collateral agent, LaSalle Bank, National Association, as syndication agent, Wells Fargo Foothill, LLC, as documentation agent, and the other financial institutions party thereto, as lenders, and the Security Agreement, incorporated herein by reference to the Company’s Form 8-K dated March 14, 2005.

10.(a)*
Fourth Amendment to the Brown Group, Inc. Executive Retirement Plan, amended and restated as of January 1, 1998, incorporated herein by reference to the Company's Form 10-K for the year ended January 29, 2000.

(a)(i)*	Fifth Amendment to the Brown Group, Inc. Executive Retirement Plan, dated January 7, 2000, incorporated herein by reference to the Company's Form 10-K for the year ended January 29, 2000.
(b)*	Stock Option and Restricted Stock Plan of 1994, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 17, 1996.
(c)*	Stock Option and Restricted Stock Plan of 1998, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 24, 1998.
(d)*	Incentive and Stock Compensation Plan of 1999, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 26, 1999.
(d)(i)*	Amendment to Incentive and Stock Compensation Plan of 1999, dated May 27, 1999, incorporated herein by reference to the Company's Form 10-K for the year ended January 29, 2000.
(d)(ii)*	First Amendment to the Incentive and Stock Compensation Plan of 1999, dated January 7, 2000, incorporated herein by reference to the Company's Form 10-K for the year ended January 29, 2000.
(e)*	Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit C to the Company's definitive proxy statement dated April 16, 2002.
(f)*	Employment Agreement, dated October 5, 2000, between the Company and Ronald A. Fromm, incorporated herein by reference to the Company's Form 10-Q for the quarter ended October 28, 2000.
(g)*	Severance Agreement, dated January 21, 2002, between the Company and Joseph W. Wood, incorporated herein by reference to the Company's Form 10-K for the year ended February 1, 2003.
(h)*	Severance Agreement, dated October 5, 2000, between the Company and Gary M. Rich, incorporated herein by reference to the Company's Form 10-Q for the quarter ended October 28, 2000.
(i)*	Severance Agreement, dated October 5, 2000, between the Company and David H. Schwartz, incorporated herein by reference to the Company's Form 10-Q for the quarter ended October 28, 2000.
(j)*	Severance Agreement, dated October 5, 2000, between the Company and Andrew M. Rosen, incorporated herein by reference to the Company's Form 10-K for the year ended February 2, 2002.
(k)*	Severance Agreement, dated May 24, 2004, between the Company and Diane M. Sullivan, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 1, 2004.
(l)*	Severance Agreement, dated March 8, 2001, between the Company and Michael Oberlander, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 1, 2004.
(m)*	Severance Agreement, dated October 5, 2000, between the Company and Richard C. Schumacher, incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 1, 2004.
(n)*	Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to the Company's Form 10-K for the year ended January 29, 2000.
(o)*	Brown Shoe Company, Inc. Deferred Compensation Plan effective February 1, 2003, incorporated by reference to the Company's Form 10-K for the year ended February 1, 2003.

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Exhibit No.:	Description
(p)*	Summary of the salaries for the named executive officers of the registrant, incorporated herein by reference to the Company’s Form 8-K dated March 3, 2005.
(q)*	Summary of the award levels and performance goals for the named executive officers of the registrant, incorporated herein by reference to the Company’s Form 8-K dated March 3, 2005.
(r)*
Form of Incentive Stock Option Award Agreement under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

(s)*
Form of Non-Qualified Stock Option Award Agreement under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.

(t)*	Summary of Non-Employee Directors’ Compensation, effective as of May 26, 2005, incorporated herein by reference to the Company’s 8-K dated March 3, 2005.
(u)*	Form of Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors, filed herewith.
21.	Subsidiaries of the registrant.
23.	Consent of Independent Auditors.
24.	Power of attorney (contained on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits:

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

BROWN SHOE COMPANY, INC.

By:	/s/ Andrew M. Rosen
Andrew M. Rosen,
Senior Vice President and Chief Financial Officer

Date: April 1, 2005

BROWN SHOE COMPANY, INC.	2004 FORM 10-K

Know all men by these presents, that each person whose signature appears below constitutes and appoints Andrew M. Rosen his or her true and lawful attorney in fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney in fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 1, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ Ronald A. Fromm	Chairman of the Board of Directors and Chief Executive Officer on behalf of the Company and as Principal Executive Officer
Ronald A. Fromm

/s/ Andrew M. Rosen	Senior Vice President and Chief Financial Officer on behalf of the Company and as Principal Financial Officer
Andrew M. Rosen

/s/ Richard C. Schumacher	Senior Vice President and Chief Accounting Officer on behalf of the Company and as Principal Accounting Officer
Richard C. Schumacher

/s/ Joseph L. Bower	Director
Joseph L. Bower

/s/ Julie C. Esrey	Director
Julie C. Esrey

/s/ Steven W. Korn	Director
Steven W. Korn

/s/ Richard A. Liddy	Director
Richard A. Liddy

/s/ Patricia G. McGinnis	Director
Patricia G. McGinnis

/s/ W. Patrick McGinnis	Director
W. Patrick McGinnis

/s/ Jerry E. Ritter	Director
Jerry E. Ritter

/s/ Hal J. Upbin	Director
Hal J. Upbin