Form 10-Q
period 2005-04-30
BROWN SHOE CO INC
filed 2005-06-08
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2005

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No [   ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes [ X ]     No [   ]

As of May 28, 2005, 18,324,666 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
		AS RESTATED (See Note 2)
($ thousands)	April 30, 2005	May 1, 2004	January 29, 2005
Assets
Current Assets
Cash and cash equivalents	$25,748	$66,422	$79,448
Receivables	112,703	88,072	97,503
Inventories	423,707	366,902	421,450
Prepaid expenses and other current assets	26,167	17,049	24,438
Total current assets	588,325	538,445	622,839

Other assets	91,488	87,751	87,427
Goodwill and intangible assets, net	195,292	20,222	21,474

Property and equipment	347,215	315,987	339,138
Allowances for depreciation and amortization	(230,184)	(210,732)	(224,744)
Total property and equipment	117,031	105,255	114,394
Total assets	$992,136	$751,673	$846,134

Liabilities and Shareholders' Equity
Current Liabilities
Current maturities of long-term debt	$79,500	$43,000	$92,000
Trade accounts payable	123,864	100,902	143,982
Accrued expenses	103,777	89,556	98,096
Income taxes	12,064	5,189	7,437
Total current liabilities	319,205	238,647	341,515

Other Liabilities
Long-term debt	200,000	100,000	50,000
Other liabilities	79,531	54,887	63,316
Total other liabilities	279,531	154,887	113,316

Shareholders' Equity
Common stock	68,650	68,002	68,406
Additional paid-in capital	62,314	64,851	62,639
Unamortized value of restricted stock	(2,443)	(3,648)	(2,661)
Accumulated other comprehensive loss	(974)	(5,651)	(983)
Retained earnings	265,853	234,585	263,902
Total shareholders’ equity	393,400	358,139	391,303
Total liabilities and shareholders’ equity	$992,136	$751,673	$846,134
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
		AS RESTATED (See Note 2)
($ thousands, except per share amounts)	April 30, 2005	May 1, 2004
Net sales	$523,283	$491,832
Cost of goods sold	312,677	292,468
Gross profit	210,606	199,364
Selling and administrative expenses	187,538	184,514
Operating earnings	23,068	14,850
Interest expense	(3,399)	(2,479)
Interest income	449	(126
Earnings before income taxes	20,118	12,497
Income tax provision	(16,339)	(3,971)
Net earnings	$3,779	$8,526

Basic earnings per common share	$0.21	$0.48

Diluted earnings per common share	$0.20	$0.45

Dividends per common share	$0.10	$0.10
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
		AS RESTATED (See Note 2)
($ thousands)	April 30, 2005	May 1, 2004
Operating Activities:
Net earnings	$3,779	$8,526
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	7,826	7,130
Share-based compensation expense	352	1,405
Loss on disposal of facilities and equipment	184	315
Impairment charges for facilities and equipment	590	409
Provision for (recoveries from) doubtful accounts	165	(167)
Changes in operating assets and liabilities:
Receivables	6,486	(5,975)
Inventories	26,524	9,308
Prepaid expenses and other current assets	(3,305)	(3,387)
Trade accounts payable and accrued expenses	(23,763)	(22,193)
Income taxes	4,760	2,229
Deferred rent	(1,341)	1,621
Deferred income taxes	7,316	(116)
Other, net	320	(1,019)
Net cash provided (used) by operating activities	29,893	(1,914)

Investing Activities:
Payments on acquisition, net of cash received	(206,970)	-
Capital expenditures	(8,547)	(9,774)
Other	105	115
Net cash used by investing activities	(215,412)	(9,659)

Financing Activities:
Increase (decrease) in current maturities of long-term debt	(12,500)	23,500
Proceeds from issuance of senior notes	150,000	-
Debt issuance costs	(4,667)	-
Proceeds from stock options exercised	562	649
Tax benefit related to share-based plans	254	-
Dividends paid	(1,830)	(1,811)
Net cash provided by financing activities	131,819	22,338
Increase (decrease) in cash and cash equivalents	(53,700)	10,765
Cash and cash equivalents at beginning of period	79,448	55,657
Cash and cash equivalents at end of period	$25,748	$66,422
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations, and cash flows of Brown Shoe Company, Inc. (the “Company”). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain prior period amounts on the condensed consolidated balance sheets, statements of earnings and statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings. See Note 2 for information regarding the restatement of our consolidated financial statements for prior periods.

The Company's business is subject to seasonal influences, particularly the back-to-school selling season at Famous Footwear which falls in the Company’s third quarter. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 29, 2005.

Note 2.	Restatement of Consolidated Financial Statements

In conjunction with the issuance of our consolidated financial statements for the year ended January 29, 2005 (fiscal 2004), the Company restated its results for the first three quarters of fiscal 2004 and prior years to correct its method of accounting for certain lease issues. Accordingly, the consolidated financial statements for the first quarter of 2004, included herein, have been restated.

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

The adjustment to net earnings is a noncash item. As a result of the restatement, the Company’s earnings before income taxes were reduced by $66,000 and the Company’s net earnings were reduced by $41,000 for the thirteen weeks ended May 1, 2004. The restatement had no effect on basic or diluted net earnings per common share for the period.

All data reflected in the condensed consolidated financial statements and notes thereto have been restated to correct for these lease accounting issues.

Note 3.	Acquisition of Bennett Footwear Group and Related Financing

On April 22, 2005, the Company completed the acquisition of Bennett Footwear Holdings, LLC and its subsidiaries (“Bennett”) for $205 million in cash, including indebtedness of Bennett repaid by the Company at closing of $35.7 million. The purchase price is subject to a post-closing adjustment based on net equity. This post-closing adjustment, if any, has not yet been determined. In addition, the sellers may receive up to $42.5 million in contingent payments to be earned upon the achievement of certain performance targets over the three years following the acquisition. The operating results of Bennett have been included in the Company’s financial statements since April 22, 2005. The Company expects the acquisition of Bennett to complement the Company’s portfolio of wholesale footwear brands, which are primarily sold in the moderately priced range, by adding owned and licensed brands that sell primarily in the better and bridge footwear zones at department stores, including Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft.

The total consideration paid by the Company in connection with the acquisition of Bennett was $207.4 million, including associated fees and expenses. The cost to acquire Bennett has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of $81.1 million and intangible assets related to trademarks, licenses and customer relationships of $92.9 million.

The Company has determined that certain redundant positions at Bennett will be eliminated and has recorded a severance liability of $0.7 million in the preliminary allocation of purchase price. The Company anticipates that the entire severance liability will be funded during 2005.

The following unaudited pro forma information presents the results of operations of the Company as if the Bennett acquisition had taken place on January 30, 2005 (the beginning of fiscal 2005), and February 1, 2004 (the beginning of fiscal 2004), respectively:

	Thirteen Weeks Ended
($ thousands, except per share data)	April 30, 2005	May 1, 2004
Net sales	$560,653	$544,288
Net earnings (loss)	1,110	(3,862)
Net earnings (loss) per common share:
Basic	0.06	(0.22)
Diluted	0.06	(0.20)

The unaudited pro forma results shown above reflect the assumption that, on January 29, 2005 and February 1, 2004, the Company would have financed the Bennett acquisition under identical terms and conditions as the actual financing, including the repatriation of $60.5 million of foreign earnings to fund a portion of the acquisition and related expenses, and the associated $9.6 million tax expense. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Bennett acquisition occurred as of January 30, 2005, and February 1, 2004, respectively. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Bennett acquisition occurred as of January 30, 2005, and February 1, 2004, respectively.

Prior to and in connection with the acquisition, the Company entered into a commitment with a lender to provide $100.0 million of short-term financing (the “Bridge Commitment”) on a senior unsecured basis. The Bridge Commitment was not utilized as a result of the issuance of the senior notes described below simultaneously with the closing of the Bennett acquisition. The Company expensed all fees and costs associated with the Bridge Commitment, totaling $1.0 million, during the quarter ended April 2005 as a component of interest expense.

To fund a portion of the acquisition and associated expenses, the Company issued $150 million aggregate principal amount of 8.75% senior notes due 2012. To fund the remaining portion of the acquisition and associated expenses, the Company repatriated $60.5 million of earnings from its foreign subsidiaries pursuant to the American Jobs Creation Act of 2004.

Note 4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per common share for the periods ended April 30, 2005, and May 1, 2004:

	Thirteen Weeks Ended
($ thousands, except per share data)	April 30, 2005	May 1, 2004
NUMERATOR
Net earnings	$3,779	$8,526

DENOMINATOR (thousand shares)
Denominator for basic net earnings per common share	18,074	17,841
Dilutive effect of unvested restricted stock and stock options	738	1,078
Denominator for diluted net earnings per common share	18,812	18,919

Basic net earnings per common share	$0.21	$0.48

Diluted net earnings per common share	$0.20	$0.45

Options to purchase 613,433 and 236,167 shares of common stock for the thirteen weeks ended April 30, 2005, and May 1, 2004, respectively, were not included in the denominator for diluted net earnings per common share because their effect would be antidilutive.

Note 5.	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the thirteen weeks ended April 30, 2005, and May 1, 2004:

	Thirteen Weeks Ended
($ Thousands)	April 30, 2005	May 1, 2004
Net earnings	$3,779	$8,526

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(568)	(1,310)
Unrealized gains on derivative instruments	7	102
Net loss from derivatives reclassified into earnings	570	491
	9	(717)
Comprehensive income	$3,788	$7,809

Note 6.	Business Segment Information

Applicable business segment information is as follows for the periods ended April 30, 2005, and May 1, 2004:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals
Thirteen Weeks Ended April 30, 2005

External sales	$288,735	$181,288	$53,260	$-	$523,283
Intersegment sales	440	46,945	-	-	47,385
Operating earnings (loss)	16,514	17,504	(3,509)	(7,441)	23,068
Operating segment assets	389,925	417,185	88,545	96,481	992,136

Thirteen Weeks Ended May 1, 2004

External sales	$272,124	$171,545	$48,163	$-	$491,832
Intersegment sales	322	38,378	-	-	38,700
Operating earnings (loss)	12,317	12,805	(2,470)	(7,802)	14,850
Operating segment assets	350,972	197,855	75,505	127,341	751,673

In fiscal 2005, the Company began reporting its majority-owned subsidiary, Shoes.com, a footwear e-commerce company, within the Specialty Retail segment. Shoes.com, Inc., had previously been reported within the Other segment. Prior year amounts have been reclassified to conform to current year presentation. This reclassification resulted in a transfer of sales of $6.6 million and $2.8 million in 2005 and 2004, respectively, and resulted in an immaterial transfer of operating earnings (loss) in both 2005 and 2004 to the Specialty Retail segment. This reclassification also resulted in a transfer of operating segment assets of $7.8 million and $4.8 million in 2005 and 2004, respectively.

The Other segment includes unallocated corporate administrative and other costs.

Note 7.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	April 30, 2005	May 1, 2004	January 29, 2005
Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	184,127	10,241	10,230
Specialty Retail	6,913	6,452	6,992
Other	723	-	723
	$195,292	$20,222	$21,474

The change between periods for the Specialty Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment from May 1, 2004 to April 30, 2005 of $0.7 million reflects the adjustment to the Company’s minimum pension liability recorded in 2004. The change between periods in the Wholesale Operations segment reflects the Company’s preliminary purchase price allocation for the acquisition of Bennett on April 22, 2005. The Company’s preliminary purchase price allocation has resulted in acquired goodwill of $81.1 million and intangible assets of $92.9 million.

Note 8.	Share-Based Compensation

As of April 30, 2005, the Company had four share-based compensation plans, which are described more fully in Note 16 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended January 29, 2005. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recognized in net earnings for stock appreciation units, stock performance plans and restricted stock grants. No share-based employee compensation cost is reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock options outstanding:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 30, 2005	May 1, 2004
Net earnings, as reported	$3,779	$8,526
Add: Total share-based employee compensation expense included in reported net earnings, net of related tax effect	137	913
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,135)	(1,654)
Pro forma net earnings	$2,781	$7,785
Net earnings per common share:
Basic - as reported	$0.21	$0.48
Basic - pro forma	0.15	0.44
Diluted - as reported	0.20	0.45
Diluted - pro forma	0.15	0.41

During December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has historically provided pro forma disclosures of stock option expense in the notes to the Company’s financial statements as previously allowed by SFAS No. 123, rather than recognizing the impact of such expense in the financial statements. As a result of the Securities and Exchange Commission’s April 15, 2005 release delaying the required date of adoption, the Company now plans to adopt the provisions of SFAS No. 123(R), utilizing the modified-prospective transition method, at the beginning of fiscal year 2006.

The Company issued 64,875 and 57,190 shares of common stock for the thirteen week periods ended April 30, 2005, and May 1, 2004, respectively, for stock options exercised, stock performance awards and restricted stock grants.

Note 9.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Service cost	$1,608	$1,383	$-	$-
Interest cost	2,284	2,103	65	63
Expected return on assets	(3,935)	(3,608)	-	-
Amortization of:
Actuarial loss (gain)	130	78	(15)	(50)
Prior service costs	100	75	-	-
Net transition assets	(46)	(43)	-	-
Total net periodic benefit cost (income)	$141	(12)	$50	$13

Note 10.	Income Taxes

In connection with the acquisition of Bennett, the Company repatriated $60.5 million of earnings from its foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004. The Company recognized $9.6 million of tax expense associated with the repatriation. Although the Company recorded its best estimate of tax due related to the repatriation based on information currently available, certain regulations are still pending. Any adjustment to taxes due will be recorded when known.

The Company anticipates that it will repatriate approximately $20 million in additional foreign earnings during 2005. The Company is providing tax expense at the expected 5.25% effective rate under the American Jobs Creation Act of 2004 as these current period earnings are generated. With regard to any other accumulated unremitted foreign earnings, the Company’s intention is to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax-effective to do so.

Note 11.	Debt

The Company has a Revolving Credit Agreement (the “Agreement”) that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures on July 21, 2009, and the Company’s obligations are secured by its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. On March 14, 2005, the Company entered into the First Amendment to the Agreement to permit the acquisition of Bennett and the issuance of its 8.75% Senior Notes due 2012.

To fund a portion of the Bennett acquisition, Brown Shoe Company, Inc. issued $150 million aggregate principal amount of 8.75% senior notes due 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under its secured Revolving Credit Agreement. Interest is payable on May 1 and November 1 of each year, beginning on November 1, 2005. The Senior Notes will mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants.

Note 12.	Commitments and Contingencies

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. During the first quarter of 2005, the Company recorded $0.5 million of expense related to this remediation. The anticipated future cost of remediation activities at April 30, 2005 is $6.0 million and is accrued within other accrued expenses and other liabilities, but the ultimate cost may vary. The cumulative costs incurred through April 30, 2005 are $15.4 million.

The Company assesses future recoveries from insurance companies related to remediation costs by estimating a range of probable recoveries and recording the low end of the range. Recoveries from other responsible parties are recorded when a contractual agreement is reached. As of April 30, 2005, recorded recoveries totaled $3.3 million and are recorded in other noncurrent assets on the consolidated balance sheet, substantially all of which represents recoveries expected from certain insurance companies as indemnification for amounts spent for remediation associated with the Redfield site. The insurance companies are contesting their indemnity obligations, and the Company has sued its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. The Company believes insurance coverage in place entitles it to reimbursement for more than the recovery recorded. The Company believes the recorded recovery is supported by the fact the limits of the insurance policies at issue exceed the amount of the recorded recovery, and certain insurers have offered to settle these claims. The Company is unable to estimate the ultimate recovery from the insurance carriers, but is pursuing resolution of its claims.

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 19 years. The Company has an accrued liability of $2.2 million at April 30, 2005, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.7 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.7 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills.

Based on information currently available, the Company had an accrued liability of $8.5 million as of April 30, 2005, for the cleanup, maintenance and monitoring at all sites. Of the $8.5 million liability, $1.7 million is included in accrued expenses, and $6.8 million is included in other noncurrent liabilities in the consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

While the Company currently does not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company’s subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. In the first quarter of 2005, the federal court hearing a cost recovery suit against other responsible parties approved a settlement agreement between us, our co-defendant in the class action lawsuit and an insurer which resolved all remaining sanctions issues related to the class action. Accordingly, the Company reversed into income $0.7 million related to accrued sanctions. The total pretax charges recorded for these matters in 2004 and prior were $3.7 million. The plaintiffs have filed an appeal of the December 2003 jury verdict, and the ultimate outcome and cost to the Company may vary.

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

Other
During the fourth quarter of 2004, the Company recorded a charge of $3.5 million related to its guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed the bond obligation. The current owner of the manufacturing and warehouse facility has filed for bankruptcy protection and is liquidating its assets. Although the Company will pursue recovery of these costs, the ultimate outcome is uncertain. Accordingly, the Company recorded its estimate of the maximum exposure, $3.5 million, as a charge in the fourth quarter of 2004. The Company made a payment under this guarantee of $0.7 million during the first quarter of 2005 and has an accrued liability of $2.8 million at April 30, 2005, related to this matter.

During 2004 and 2003, the Company recorded charges totaling $2.7 million relating to the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding. While management has recorded its best estimate of loss, the ultimate outcome and cost to the Company may vary.

The Company is contingently liable for lease commitments of approximately $6.7 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

Note 13.	Financial Information for the Company and its Subsidiaries

On April 22, 2005, Brown Shoe Company, Inc. issued senior notes to finance a portion of the purchase price of Bennett. The notes are fully and unconditionally and jointly and severally guaranteed by all existing and future subsidiaries of Brown Shoe Company, Inc. that are guarantors under its existing Revolving Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (Issuer), the Guarantors and subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

The condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that the information, presented in lieu of complete financial statements for each of the Guarantors, provides meaningful information to allow investors to determine the nature of the assets held by, and operation and cash flow of, each of the consolidating groups.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(1,458)	$7,046	$20,160	$-	$25,748
Receivables, net	59,538	31,500	22,615	(950)	112,703
Inventories, net	62,216	362,586	5,928	(7,023)	423,707
Other current assets	4,135	18,577	1,152	2,303	26,167
Total current assets	124,431	419,709	49,855	(5,670)	588,325
Other assets	78,297	206,594	2,039	(150)	286,780
Property and equipment, net	14,755	98,744	3,532	-	117,031
Investment in subsidiaries	422,497	33,281	-	(455,778)	-
Total assets	$639,980	$758,328	$55,426	$(461,598)	$992,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$79,500	$-	$950	$(950)	$79,500
Trade accounts payable	13,861	87,847	22,156	-	123,864
Accrued expenses	48,290	51,018	3,811	658	103,777
Income taxes	5,898	5,377	1,285	(496)	12,064
Total current liabilities	147,549	144,242	28,202	(788)	319,205
Other Liabilities
Long-term debt	200,000	-	-	-	200,000
Other liabilities	35,539	44,080	(88)	-	79,531
Intercompany payable (receivable)	(136,508)	143,908	(2,368)	(5,032)	-
Total other liabilities	99,031	187,988	(2,456)	(5,032)	279,531
Shareholders’ equity	393,400	426,098	29,680	(455,778)	393,400
Total liabilities and shareholders’ equity	$639,980	$758,328	$55,426	$(461,598)	$992,136

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$144,487	$350,311	$74,192	$(45,707)	$523,283
Cost of goods sold	104,757	191,071	61,785	(44,936)	312,677
Gross profit	39,730	159,240	12,407	(771)	210,606
Selling and administrative expenses	33,618	147,700	6,991	(771)	187,538
Equity in (earnings) of subsidiaries	(10,824)	(5,089)	-	15,913	-
Operating earnings	16,936	16,629	5,416	(15,913)	23,068
Interest expense	(3,377)	-	(22)	-	(3,399)
Interest income	10	37	402	-	449
Intercompany interest income (expense)	1,372	(1,641)	269	-	-
Earnings before income taxes	14,941	15,025	6,065	(15,913)	20,118
Income tax (provision) benefit	(11,162)	(4,144)	(1,033)	-	(16,339)
Net earnings	$3,779	$10,881	$5,032	$(15,913)	$3,779

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided (used) by operating activities	$21,448	$4,507	$2,311	$1,627	$29,893

Investing activities
Payments on acquisition, net of cash received	-	(206,970)	-	-	(206,970)
Capital expenditures	(310)	(8,113)	(124)	-	(8,547)
Other	105	-	-	-	105
Net cash used by investing activities	(205)	(215,083)	(124)	-	(215,412)

Financing activities
Increase (decrease) in current maturities of long-term debt	(12,500)	-	175	(175)	(12,500)
Proceeds from the issuance of Senior Notes	150,000	-	-	-	150,000
Debt issuance costs	(4,667)	-	-	-	(4,667)
Proceeds from stock options exercised	562	-	-	-	562
Tax benefit related to share-based plans	254	-	-	-	254
Dividends (paid) received	(1,830)	60,464	(60,464)	-	(1,830)
Intercompany financing	(150,863)	147,253	5,062	(1,452)	-
Net cash provided (used) by financing activities	(19,044)	207,717	(55,227)	(1,627)	131,819

Increase (decrease) in cash and cash equivalents	2,199	(2,859)	(53,040)	-	(53,700)
Cash and cash equivalents at beginning of period	(3,657)	9,905	73,200	-	79,448
Cash and cash equivalents at end of period	$(1,458)	$7,046	$20,160	$-	$25,748

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MAY 1, 2004

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(416)	$6,755	$60,083	$-	$66,422
Receivables, net	68,247	5,394	15,431	(1,000)	88,072
Inventories, net	66,916	301,957	2,865	(4,836)	366,902
Other current assets	1,108	12,973	1,279	1,689	17,049
Total current assets	135,855	327,079	79,658	(4,147)	538,445
Other assets	70,771	34,958	2,244	-	107,973
Property and equipment, net	14,595	87,158	3,502	-	105,255
Investment in subsidiaries	371,377	73,590	-	(444,967)	-
Total assets	$592,598	$522,785	$85,404	$(449,114)	$751,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$43,000	$-	$1,000	$(1,000)	$43,000
Trade accounts payable	10,813	73,018	17,071	-	100,902
Accrued expenses	42,658	42,207	4,398	293	89,556
Income taxes	1,454	1,686	1,409	640	5,189
Total current liabilities	97,925	116,911	23,878	(67)	238,647
Other Liabilities
Long-term debt	100,000	-	-	-	100,000
Other liabilities	27,907	26,991	(11)	-	54,887
Intercompany payable (receivable)	8,627	3,139	(7,686)	(4,080)	-
Total other liabilities	136,534	30,130	(7,697)	(4,080)	154,887
Shareholders’ equity	358,139	375,744	69,223	(444,967)	358,139
Total liabilities and shareholders’ equity	$592,598	$522,785	$85,404	$(449,114)	$751,673

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MAY 1, 2004

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$136,836	$325,552	$69,365	$(39,921)	$491,832
Cost of goods sold	96,781	176,405	58,454	(39,172)	292,468
Gross profit	40,055	149,147	10,911	(749)	199,364
Selling and administrative expenses	38,683	141,605	4,975	(749)	184,514
Equity in (earnings) of subsidiaries	(9,066)	(5,936)	-	15,002	-
Operating earnings	10,438	13,478	5,936	(15,002)	14,850
Interest expense	(2,466)	-	(13)	-	(2,479)
Interest income	1	21	104	-	126
Intercompany interest income (expense)	1,852	(2,027)	175	-	-
Earnings before income taxes	9,825	11,472	6,202	(15,002)	12,497
Income tax (provision) benefit	(1,299)	(2,303)	(369)	-	(3,971)
Net earnings	$8,526	$9,169	5,833	$(15,002)	$8,526

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MAY 1, 2004

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided (used) by operating activities	$(35,465)	$25,515	$6,398	$1,638	$(1,914)

Investing activities
Capital expenditures	(874)	(7,828)	(1,072)	-	(9,774)
Other	115	-	-	-	115
Net cash used by investing activities	(759)	(7,828)	(1,072)	-	(9,659)

Financing activities
Increase (decrease) in current maturities of long-term debt	23,500	-	-	-	23,500
Debt issuance costs	-	-	-	-	-
Proceeds from stock options exercised	649	-	-	-	649
Dividends paid	(1,811)	-	-	-	(1,811)
Intercompany financing	17,008	(17,297)	1,927	(1,638)	-
Net cash provided (used) by financing activities	39,346	(17,297)	1,927	(1,638)	22,338

Increase (decrease) in cash and cash equivalents	3,122	390	7,253	-	10,765
Cash and cash equivalents at beginning of period	(3,538)	6,365	52,830	--	55,657
Cash and cash equivalents at end of period	$(416)	$6,755	$60,083	$-	$66,422

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain prior year data in “Management Discussion and Analysis of Financial Condition and Results of Operations” have been restated to correct our treatment of certain lease accounting issues. See Note 2 to the condensed consolidated financial statements for further details.

OVERVIEW

Overall, we are pleased with our first quarter results as we posted solid gains in both net sales and operating earnings. Consolidated net sales rose 6.4% to $523.3 million for the first quarter of fiscal 2005, as compared to $491.8 million for the first quarter of the prior year. Operating earnings rose 55.0% to $23.1 million in the first quarter of 2005 compared to $14.9 million in the first quarter of 2004. Net earnings were $3.8 million, or $0.20 per diluted share, for the first quarter compared to $8.5 million, or $0.45 per diluted share, for the first quarter of last year. Net earnings were negatively impacted by $9.6 million of incremental income tax expense related to the repatriation of foreign earnings and $1.0 million ($0.6 million on an after-tax basis) of interest expense related to bank commitment fees associated with the acquisition of Bennett Footwear Holdings, LLC and its subsidiaries (“Bennett”).

Following is a summary of our operating results in the first quarter of 2005 and the status of our balance sheet:

•
Famous Footwear’s net sales increased 6.1% to $288.7 million in the first quarter compared to $272.1 million last year. Same-store sales increased 1.5%. Operating earnings increased to $16.5 million in the first quarter compared to $12.3 million in the first quarter of the prior year. This improvement in earnings was driven by the sales increase, and higher gross margin rates driven by lower markdowns.

•
Our Wholesale Operations segment’s operating earnings increased in the first quarter to $17.5 million compared to $12.8 million in the first quarter last year. Operating earnings were positively impacted by the non-recurrence of $3.3 million of transition and assimilation costs recorded in the first quarter of 2004 associated with the Bass footwear license. In addition, the acquisition of Bennett contributed $1.2 million in operating earnings for the period of ownership from April 22, 2005 to April 30, 2005.

•
Our Specialty Retail segment experienced a 10.6% increase in net sales to $53.3 million in the first quarter, compared to $48.2 million in the first quarter of the prior year. Same-store sales were up 0.1% for the quarter in our Naturalizer stores. We incurred an operating loss of $3.5 million in the first quarter compared to an operating loss of $2.5 million in the first quarter of the prior year. The higher loss was driven by higher markdowns taken to clear seasonal inventory in our stores. Effective January 30, 2005, we began reporting our majority-owned subsidiary, Shoes.com, Inc., a footwear e-commence company, within the Specialty Retail segment.

•
Inventories at quarter-end are $423.7 million, up from $366.9 million last year due to additional stores at Famous Footwear and the addition of $26.4 million from the Bennett acquisition. Our current ratio, the relationship of current assets to current liabilities, remained flat at 1.8 to 1 compared to January 29, 2005, but declined from the May 1, 2004 ratio of 2.3 to 1. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, at the end of the quarter increased to 41.5% from 28.5% at the end of the year-ago quarter, driven by the issuance of $150 million senior notes due 2012 in conjunction with the acquisition of Bennett.

Following is a summary of the more significant factors affecting the comparability of our financial results for the first quarter of 2005 as compared to the first quarter of 2004:

•
During the first quarter of 2005, in connection with our acquisition of Bennett described in more detail below, we entered into a commitment letter with a lender to provide $100.0 million of short-term financing (the “Bridge Commitment”) on a senior unsecured basis. The Bridge Commitment was not utilized as a result of the issuance of the senior notes. We expensed all fees and costs associated with the Bridge Commitment, totaling $1.0 million ($0.6 million on an after-tax basis), or $0.04 per diluted share, as a component of interest expense in the first quarter of 2005.

•
During the first quarter of 2005, to fund a portion of the Bennett acquisition, we repatriated $60.5 million of earnings from our foreign subsidiaries under the American Jobs Creation Act of 2004. We recognized $9.6 million, or $0.51 per diluted share, of tax expense associated with the repatriation.

•
During the first quarter of 2004, we recorded $3.3 million ($2.0 million on an after-tax basis), or $0.11 per diluted share, of transition and assimilation costs related to the Bass footwear license acquired on February 2, 2004.

Recent Developments

Announcement of Naturalizer Retail Store Closings and Related Actions
On June 6, 2005, we announced that we would be closing approximately 80 underperforming Naturalizer retail stores, of which approximately 60 are in the United States and 20 are in Canada. We expect that these closures will be complete by April 2006. In addition, we will consolidate our Canadian retail division buying, merchandising, accounting and information services functions into the United States. We anticipate that the cost to implement this restructuring will result in expense in the range of $14 million to $17 million on a pretax basis (or $0.45 to $0.55 on a diluted per share basis) for lease buyouts, severance, and inventory markdowns. We expect that this expense will be recognized primarily over the remainder of fiscal 2005. We also anticipate that the restructuring will have an immaterial impact on cash as the costs to exit the stores and eliminate positions will be substantially offset by the cash generated from liquidating inventories carried in the stores. We believe this is a significant strategic step in improving our profitability in the Specialty Retail segment.

Acquisition of Bennett Footwear Group and Related Financing
On April 22, 2005, we completed the acquisition of Bennett for $205 million in cash, including indebtedness of Bennett repaid by us at closing of $35.7 million. The purchase price is subject to a post-closing adjustment based on net equity. In addition, the sellers may receive up to $42.5 million in contingent payments to be earned upon the achievement of certain performance targets over the next three years. The operating results of Bennett have been included in our financial statements since April 22, 2005. The acquisition of Bennett is expected to complement our portfolio of wholesale brands, which are primarily sold in the moderately priced range, by adding owned and licensed brands that sell primarily in the better and bridge footwear zones at department stores, including Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft.

To fund a portion of the acquisition, we issued $150 million aggregate principal amount of 8.75% senior notes due 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under our secured Revolving Credit Agreement. Interest is payable on May 1 and November 1 of each year, beginning on November 1, 2005. The Senior Notes will mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants.

To fund an additional portion of the acquisition, we repatriated $60.5 million of earnings from our foreign subsidiaries under the American Jobs Creation Act of 2004. We recognized $9.6 million of tax expense associated with the repatriation in the quarter ended April 30, 2005.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
			AS RESTATED
	April 30, 2005		May 1, 2004
($ millions)		% of Net Sales		% of Net Sales
Net sales	$523.3	100.0%	$491.8	100.0%
Cost of goods sold	312.7	59.8%	292.4	59.5%
Gross profit	210.6	40.2%	199.4	40.5%
Selling and administrative expenses	187.5	35.8%	184.5	37.5%
Operating earnings	23.1	4.4%	14.9	3.0%
Interest expense	(3.4)	(0.7)%	(2.5)	(0.5)%
Interest income	0.4	0.1%	0.1	0.0%
Earnings before income taxes	20.1	3.8%	12.5	2.5%
Income tax provision	(16.3)	(3.1)%	(4.0)	(0.8)%
Net earnings	$3.8	0.7%	$8.5	1.7%

Net Sales
Net sales increased $31.5 million, or 6.4%, to $523.3 million in the first quarter of 2005 as compared to $491.8 million in the first quarter of the prior year. This increase is primarily attributable to a $16.6 million increase at Famous Footwear and a $9.8 million increase in our Wholesale Operations segment. The improvement in the net sales of our Wholesale Operations segment were driven by the recent Bennett acquisition, which contributed $5.8 million of net sales in the period.

Gross Profit
Gross profit increased $11.2 million, or 5.6%, to $210.6 million for the first quarter of 2005 as compared to $199.4 million in the first quarter of the prior year. As a percent of net sales, our gross profit rate decreased to 40.2% in the first quarter from 40.5% in the first quarter of the prior year as a result of higher markdowns in our Specialty Retail segment, taken to clear seasonal inventory, and a slightly lower margin rate in our Wholesale Operations segment.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.0 million, or 1.6%, to $187.5 million for the first quarter as compared to $184.5 million in the first quarter of the prior year. This increase is primarily attributable to increased selling and administrative expenses related to new store openings at Famous Footwear partially offset by the non-recurrence of the Bass transition and assimilation costs totaling $3.3 million in the first quarter of 2004. As a percentage of sales, selling and administrative expenses have decreased to 35.8% from 37.5%, as we have better leveraged our expense base.

Interest Expense
Interest expense increased $0.9 million, or 37.1%, to $3.4 million in the first quarter as compared to $2.5 million in the first quarter of the prior year. The increase in interest expense is a result of $1.0 million of expense for bank commitment fees incurred in funding the acquisition of Bennett.

Income Tax Provision
Our consolidated effective tax rate was 81.2% in the first quarter of 2005 as compared to 31.8% in the first quarter of the prior year. This higher tax rate reflects the $9.6 million of incremental tax expense recorded in the first quarter related to our repatriation of $60.5 million of earnings from our foreign subsidiaries to fund a portion of the Bennett acquisition. Excluding the $9.6 million incremental charge, our effective tax rate for the first quarter was 33.7% compared to 31.8% in the first quarter of last year. This increase reflects the additional provision recorded for the additional expected repatriation in 2005.

Net Earnings
Net earnings decreased $4.7 million, or 55.7%, to $3.8 million in the first quarter of 2005 compared to $8.5 million in the first quarter of 2004. The decrease is driven by the tax expense of $9.6 million related to our repatriation of foreign earnings and interest expense of $1.0 million ($0.7 million on an after-tax basis) related to bank commitment fees associated with funding the Bennett acquisition, partially offset by the non-recurrence of $3.3 million ($2.0 million on an after-tax basis) of transition and assimilation costs related to the acquisition of Bass footwear license recorded in the first quarter of 2004. Partially offsetting the 2005 incremental tax and interest expenses were improved operating earnings at our Famous Footwear and Wholesale Operations segments.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
			AS RESTATED
	April 30, 2005		May 1, 2004
($ millions, except per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$288.7	100.0%	$272.1	100.0%
Cost of goods sold	159.5	55.2%	151.1	55.5%
Gross profit	129.2	44.8%	121.0	44.5%
Selling and administrative expenses	112.7	39.1%	108.7	40.0%
Operating earnings	$16.5	5.7%	$12.3	4.5%

Key Metrics
Same-store sales % change	1.5%		2.6%
Same-store sales $ change	$4.0		$6.4
Sales change from new and closed stores, net	$12.6		$4.6

Sales per square foot	$44		$44
Square footage (thousand sq. ft.)	6,506		6,249

Stores opened	20		12
Stores closed	12		8
Ending stores	927		897

Net Sales
Net sales increased $16.6 million, or 6.1%, to $288.7 million in the first quarter of 2005 as compared to $272.1 million in the first quarter of the prior year. This increase is attributable to higher sales from new stores and the same-store sales increase of 1.5%. Sales of athletic footwear were strong during the quarter; however, sandal sales have been slower than anticipated, which could result in additional markdowns. During the first quarter of 2005, we opened 20 new stores and closed 12, resulting in 927 stores at the end of the first quarter as compared to 897 at the end of the first quarter of the prior year. Sales per square foot were $44, equal to the year ago period.
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

Gross Profit
Gross profit increased $8.2 million, or 6.8%, to $129.2 million in the first quarter of 2005 as compared to $121.0 million in the first quarter of the prior year. As a percentage of net sales, there was a slight increase in the gross profit rate to 44.8% in the first quarter of 2005 from 44.5% in the first quarter of the prior year. This improvement was due primarily to lower markdowns.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.0 million, or 3.7%, to $112.7 million for the first quarter of 2005 as compared to $108.7 million in the first quarter of the prior year. This increase is primarily attributable to increased retail facilities costs driven by store growth. As a percentage of net sales, selling and administrative costs decreased to 39.1% from 40.0% last year as the division effectively leveraged its expense base.

Operating Earnings
Operating earnings increased $4.2 million, or 34.1%, to $16.5 million for the first quarter of 2005 as compared to $12.3 million in the first quarter of the prior year. This increase was driven by the $16.6 million increase in net sales and the higher gross profit rate.

SPECIALTY RETAIL

	Thirteen Weeks Ended
			AS RESTATED
	April 30, 2005		May 1, 2004
($ millions, except per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$53.3	100.0%	$48.2	100.0%
Cost of goods sold	28.4	53.3%	24.1	50.1%
Gross profit	24.9	46.7%	24.1	49.9%
Selling and administrative expenses	28.4	53.3%	26.6	55.0%
Operating loss	$(3.5)	(6.6)%	$(2.5)	(5.1)%

Key Metrics
Same-store sales % change	0.1%		2.3%
Same-store sales $ change	$0.1		$1.0
Sales change from new and closed stores, net	$(0.1)		$0.1
Impact of changes in Canadian exchange rate on sales	$1.3		$1.4
Increase in sales of e-commerce subsidiary	$3.8		$1.2

Sales per square foot, excluding e-commerce subsidiary	$76		$75
Square footage (thousand sq. ft.)	586		578

Stores acquired upon Bennett acquisition	12		-
Stores opened	1		9
Stores closed	10		8
Ending stores	378		379

Net Sales
Net sales increased $5.1 million, or 10.6%, to $53.3 million in the first quarter of 2005 as compared to $48.2 million in the first quarter of the prior year. The favorable impact of the Canadian exchange rate improved net sales by $1.3 million and sales of our e-commerce subsidiary, Shoes.com, Inc., increased $3.8 million, or 135%. For our domestic stores, same-store sales increased 1.0%, while Canadian stores experienced a same-store decline of 1.4%. During the first quarter of 2005, we acquired 12 stores with our acquisition of Bennett (8 Via Spiga retail stores and 4 leased shoe departments in department stores). We opened one new store and closed 10 resulting in 378 stores at the end of the first quarter of 2005 as compared to 379 at the end of the first quarter of the prior year. Sales per square foot increased to $76 from $75 in the year ago period.
Gross Profit
Gross profit increased $0.8 million, or 3.4%, to $24.9 million in the first quarter of 2005 as compared to $24.1 million in the first quarter of the prior year. As a percentage of net sales, our gross profit rate declined to 46.7% in the first quarter from 49.9% in the year ago quarter. This decline was driven by higher markdowns recorded to clear seasonal inventory in our stores and a relative increase in the portion of e-commerce sales, which carry a lower gross profit rate.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.8 million, or 6.7%, to $28.4 million for the first quarter of 2005 as compared to $26.6 million in the first quarter of the prior year. Approximately $0.7 million of the increase is due to changes in the Canadian exchange rate. The remaining $1.1 million relates to a combination of increased marketing costs and higher costs at our e-commerce subsidiary to support the sales growth.

Operating Earnings
Specialty Retail’s operating loss increased to $3.5 million in the first quarter of 2005 as compared to a loss of $2.5 million in the first quarter of the prior year. The higher current period loss was due to the lower gross profit rates.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended
	April 30, 2005		May 1, 2004
($ millions)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$181.3	100.0%	$171.5	100.0%
Cost of goods sold	124.8	68.7%	117.2	68.3%
Gross profit	56.5	31.3%	54.3	31.7%
Selling and administrative expenses	39.0	21.5%	41.5	24.2%
Operating earnings	$17.5	9.8%	$12.8	7.5%

Key Metrics
Unfilled order position at end of period, including $72.6 million from the recently acquired Bennett business	$275.5		$176.9

Net Sales
Net sales increased $9.8 million, or 5.7%, to $181.3 million in the first quarter of 2005 as compared to $171.5 million in the first quarter of the prior year. The increase in sales was driven by the Bennett acquistion, which contributed $5.8 million in sales for the period. The division also experienced sales improvements in the Dr. Scholl’s, Naturalizer, LifeStride and Santana divisions, which were partially offset by declines in the Women’s private label and Bass divisions.

Gross Profit
Gross profit increased $2.2 million, or 4.1%, to $56.5 million in the first quarter of 2005 as compared to $54.3 million in the first quarter of the prior year, driven by the increase in net sales. However, as a percentage of net sales, our gross profit rate declined to 31.3% in the first quarter from 31.7% in the first quarter of the prior year. This decline is primarily due to higher allowances granted to our department store customers within our Naturalizer, Bass, Dr. Scholl’s and Santana wholesale divisions and higher inventory markdowns.

Selling and Administrative Expenses
Selling and administrative expenses decreased $2.5 million, or 6.0%, to $39.0 million for the first quarter of 2005 as compared to $41.5 million in the first quarter of the prior year, due primarily to the non-recurrence of $3.3 million of transition and assimilation costs associated with the Bass footwear line, which were incurred in the first quarter of 2004. Partially offsetting these decreases were increased costs associated with the Bennett operations of approximately $0.8 million.

Operating Earnings
Operating earnings increased $4.7 million, or 36.7%, to $17.5 million for the first quarter of 2005 as compared to $12.8 million in the first quarter of the prior year. This improvement is due to the increase in net sales, lower selling and administrative expenses, the addition of the Bennett operating results, which contributed $1.2 million of operating earnings during the period, and the non-recurrence of $3.3 million of transition and assimilation costs associated with the Bass footwear line, which were incurred in the first quarter of 2004.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative and other costs. Effective January 30, 2005, we began reporting Shoes.com, Inc. within the Specialty Retail segment. Shoes.com, Inc. had previously been accounted for within the Other segment.

Unallocated corporate administrative and other costs were $7.4 million in the first quarter of 2005 as compared to $7.8 million in the first quarter of the prior year, due primarily to the non-recurrence of $0.6 million of expense associated with environmental litigation recorded in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	April 30, 2005	May 1, 2004	Increase/ (Decrease)
Current maturities of long-term debt	$79.5	$43.0	$36.5
Long-term debt, including current maturities	200.0	100.0	100.0
Total short- and long-term debt	$279.5	$143.0	$136.5

Total debt obligations have increased by $136.5 million, or 95.5%, to $279.5 million at April 30, 2005, as compared to $143.0 million at May 1, 2004. The increase in total debt obligation is due to the issuance of $150 million senior notes to fund a portion of the Bennett acquisition. Interest expense increased $0.9 million, or 37.1%, to $3.4 million in the first quarter of 2005 from $2.5 million in the first quarter of the prior year. The increase in interest expense is a result of $1.0 million of expense recorded for bank commitment fees incurred in funding the acquisition of Bennett.

To fund a portion of the Bennett acquisition, we issued $150 million aggregate principal amount 8.75% senior notes due 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under our senior secured credit facility. Interest is payable on May 1 and November 1 of each year, beginning on November 1, 2005. The Senior Notes will mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants, including, among other things, restrictions on the payment of dividends, the incurrence of additional indebtedness, the guarantee or pledge of our assets, certain investments, and our ability to merge or consolidate with another entity or sell substantially all of our assets.

We have a Revolving Credit Agreement (the “Agreement”) that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures on July 21, 2009, and our obligations are secured by our accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, we would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Agreement also contains certain other covenants and restrictions. On March 14, 2005, we entered into the First Amendment to the Agreement to permit the acquisition of Bennett and the issuance of 8.75% Senior Notes due 2012.

At April 30, 2005, we had $129.5 million of borrowings outstanding and $14.3 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was approximately $203.4 million at April 30, 2005.

Working Capital and Cash Flow

($ millions)	April 30, 2005	May 1, 2004	Increase/ (Decrease)

Net cash provided (used) by operating activities	$29.9	$(1.9)	$31.8
Net cash provided (used) by investing activities	(215.4)	(9.6)	(205.8)
Net cash provided (used) by financing activities	131.8	22.3	109.5
Increase in cash and cash equivalents	$(53.7)	$10.8	$(64.5)

A summary of key financial data and ratios at the dates indicated is as follows:

	April 30, 2005	May 1, 2004	January 29, 2005
Working capital ($ millions)	$269.1	$299.8	$281.3

Current ratio	1.8:1	2.3:1	1.8:1

Total debt as a percentage of total Capitalization	41.5%	28.5%	26.6%

Working capital at April 30, 2005, was $269.1 million, which was $12.2 million lower than at January 29, 2005, and $30.7 million lower than at May 1, 2004. The decline in our working capital is attributable to a reduction in cash and cash equivalents. In connection with our acquisition of Bennett, we repatriated $60.5 million of earnings from our foreign subsidiaries and used this cash to partially fund the acquisition. Our current ratio, the relationship of current assets to current liabilities, remained flat at 1.8 to 1 to the ratio at January 29, 2005, and decreased from the May 1, 2004 ratio as a result of the Bennett acquisition.

At April 30, 2005, we had $25.7 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special tax rate for certain foreign earnings that are repatriated to the United States if certain conditions are met. In connection with the acquisition of Bennett, we repatriated $60.5 million of earnings from our foreign subsidiaries under the provisions of the Act. We anticipate that we will repatriate approximately $20 million in additional foreign earnings during 2005, on which we are providing tax expense at the expected 5.25% effective rate under the American Jobs Creation Act of 2004 as these current period earnings are being generated. With regard to any other accumulated unremitted foreign earnings, our intention is to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax-effective to do so.

In May 2000, we announced a stock repurchase program authorizing the repurchase of up to 2 million shares of our outstanding common stock. Since the inception of this program, we have purchased a total of 928,900 shares for $11.3 million. No shares were purchased under the plan in either the first quarter of 2005 or during any of fiscal 2004.

We paid dividends of $0.10 per share in the first quarter of 2005 and the first quarter of the prior year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. For further information, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) general economic conditions and the consumer's preferences and purchasing patterns, which may be influenced by consumers' disposable income; (ii) the uncertainties of currently pending litigation; (iii) intense competition within the footwear industry; (iv) political and economic conditions or other threats to continued and uninterrupted flow of inventory from Brazil and China, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (v) the integration of the Bennett business; and (vi) the Company’s ability to successfully implement its plan to strengthen the Naturalizer brand. In Item 1 of the Company's Annual Report on Form 10-K for the year ended January 29, 2005, detailed risk factors that could cause variations in results to occur are listed and further described. Such description is incorporated herein by reference.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company's Annual Report on Form 10-K for the year ended January 29, 2005.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the Chief Executive Officer's and Chief Financial Officer's ultimate responsibility to ensure we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly, quarterly and annual results, an established system of internal controls and internal control reviews by our internal auditors.

As of April 30, 2005, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Controls and Procedures

Lease Accounting
During the thirteen weeks ended April 30, 2005, we effected a change in our internal control over financial reporting to remediate a material weakness related to the application of our lease accounting policies and practices that existed as of January 29, 2005. As further discussed in Note 2 of the condensed consolidated financial statements, we corrected our lease accounting practices to treat construction allowances received from landlords as lease incentives, as defined by FASB Technical Bulletin 88-1. These lease incentives are recorded as a deferred rent obligation upon receipt and amortized to income over the lease term as a reduction of rent expense. For rent holidays, we now recognize rent expense on a straight-line basis over the lease term, including any rent-free build-out periods. We have implemented additional review processes over our leasing arrangements to ensure the collection and communication of information necessary for the proper accounting for each lease in accordance with generally accepted accounting principles.

Transition of Business and Financial Systems for Wholesale Operation Segment
As of April 30, 2005, we are in the process of transitioning certain of our business and financial systems supporting our Wholesale Operations segment to new platforms. Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. The new systems have been and are being subjected to testing prior to and after April 30, 2005, and appropriate controls are functioning to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new systems.

Acquisition of Bennett Footwear
On April 22, 2005, we completed the acquisition of Bennett Footwear Group, LLC (“Bennett”). The operating results of Bennett are included in our results from April 22, 2005, to April 30, 2005. We have applied our disclosure controls and procedures to the operating results of Bennett for that period. We will continue to closely monitor and refine our internal controls over financial reporting for this division during the transition and integration period. No deficiencies have been identified at this time.

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that while our management, including the Chief Executive Officer and Chief Financial Officer, believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

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

In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding our subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. We recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. In the first quarter of 2005, the federal court hearing a cost recovery suit against other responsible parties approved a settlement agreement between us, our co-defendant in the class action lawsuit and an insurer which resolved all remaining sanctions issues related to the class action. Accordingly, we reversed into income $0.7 million related to accrued sanctions. The total pretax charges recorded for these matters in 2004 and prior were $3.7 million. The plaintiffs have filed an appeal of the December 2003 jury verdict, and the ultimate outcome and cost to us may vary.

As described above in “Environmental Remediation,” we have filed suit against our insurance carriers and are seeking recovery of certain defense costs, indemnity for the costs incurred for remediation related to the Redfield site and for the damages awarded in the class action and other related damages.

Other
During the fourth quarter of 2004, we recorded a charge of $3.5 million related to our guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed the bond obligation. The current owner of the manufacturing and warehouse facility has filed for bankruptcy protection and is liquidating its assets. Although we will pursue recovery of these costs, the ultimate outcome is uncertain. Accordingly, we recorded our estimate of the maximum exposure, $3.5 million, as a charge in the fourth quarter of 2004. We made a payment under this guarantee of $0.7 million during the first quarter of 2005 and have an accrued liability of $2.8 million at April 30, 2005 related to this matter.

During 2004 and 2003, we recorded charges of $2.7 million relating to the insolvency of an insurance company that insured us for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding. While management has recorded its best estimate of loss, the ultimate outcome and cost to us may vary.

We are contingently liable for lease commitments of approximately $6.7 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for us to incur any liability related to these lease commitments, the current owners would have to default. At this time, we do not believe this is reasonably likely to occur.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2005.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 30, 2005 - February 26, 2005	-		$-		-	1,071,100

February 27, 2005 - April 2, 2005	31,380	(2)	33.60	(2)	-	1,071,100

April 3, 2005 - April 30, 2005	1,281	(2)	33.81	(2)	-	1,071,100

Total	32,661		$33.61		-	1,071,100

1)
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

2)
Represents shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 26, 2005, two proposals described in the Notice of Annual Meeting of Shareholders dated April 15, 2005, were voted upon.

1.	The shareholders elected three directors, Ronald A. Fromm, Steven W. Korn and Patricia G. McGinnis for terms of three years each. The voting for each director was as follows:

Directors	For	Withheld
Ronald A. Fromm	15,891,773	1,352,671
Steven W. Korn	16,196,290	1,048,154
Patricia G. McGinnis	16,217,923	1,026,521

2.	The shareholders approved amendments to the Incentive and Stock Compensation Plan of 2002. The voting was as follows:

For	Against	Abstaining
11,172,558	3,646,932	81,371

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(3)	(i)	Certificate of Incorporation of the Company incorporated herein by reference from Exhibit 3 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
	(ii)	Bylaws of the Company as amended through February 5, 2004, incorporated herein by reference from Exhibit 3 (b) to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.
(31.1)		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: June 8, 2005	/s/ Andrew M. Rosen
Senior Vice President and Chief Financial Officer on Behalf of the Corporation and as the Principal Financial Officer