Form 10-Q
period 2005-07-30
BROWN SHOE CO INC
filed 2005-09-06
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 30, 2005

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]    No [  ]

As of August 27, 2005, 18,412,247 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
		AS RESTATED (See Note 2)
($ thousands)	July 30, 2005	July 31, 2004	January 29, 2005
Assets
Current Assets
Cash and cash equivalents	$37,037	$71,478	$79,448
Receivables	124,650	83,938	97,503
Inventories	493,745	453,016	421,450
Prepaid expenses and other current assets	22,260	19,491	24,438
Total current assets	677,692	627,923	622,839

Other assets	87,923	88,652	87,427
Goodwill and intangible assets, net	188,998	20,382	21,474

Property and equipment	351,154	323,840	339,138
Allowances for depreciation and amortization	(235,237)	(216,624)	(224,744)
Total property and equipment	115,917	107,216	114,394
Total assets	$1,070,530	$844,173	$846,134

Liabilities and Shareholders' Equity
Current Liabilities
Current maturities of long-term debt	$79,000	$27,500	$92,000
Trade accounts payable	195,974	192,243	143,982
Accrued expenses	119,776	95,313	98,096
Income taxes	7,038	7,377	7,437
Total current liabilities	401,788	322,433	341,515

Other Liabilities
Long-term debt	200,000	100,000	50,000
Other liabilities	70,021	55,102	63,316
Total other liabilities	270,021	155,102	113,316

Shareholders' Equity
Common stock	69,006	68,209	68,406
Additional paid-in capital	64,069	65,155	62,639
Unamortized value of restricted stock	(2,228)	(3,188)	(2,661)
Accumulated other comprehensive loss	(233)	(3,974)	(983)
Retained earnings	268,107	240,436	263,902
Total shareholders’ equity	398,721	366,638	391,303
Total liabilities and shareholders’ equity	$1,070,530	$844,173	$846,134
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
		AS RESTATED (See Note 2)		AS RESTATED (See Note 2)
($ thousands, except per share amounts)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$551,480	$458,657	$1,074,763	$950,489
Cost of goods sold	335,834	269,411	648,511	561,879
Gross profit	215,646	189,246	426,252	388,610
Selling and administrative expenses	204,872	176,208	392,410	360,722
Operating earnings	10,774	13,038	33,842	27,888
Interest expense	(5,157)	(2,141)	(8,556)	(4,620)
Interest income	184	170	633	296
Earnings before income taxes	5,801	11,067	25,919	23,564
Income tax provision	(1,718)	(3,399)	(18,057)	(7,370)
Net earnings	$4,083	$7,668	$7,862	$16,194

Basic net earnings per common share	$0.23	$0.43	$0.43	$0.91

Diluted net earnings per common share	$0.22	$0.40	$0.42	$0.85

Dividends per common share	$0.10	$0.10	$0.20	$0.20
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-six Weeks Ended
		AS RESTATED (See Note 2)
($ thousands)	July 30, 2005	July 31, 2004
Operating Activities:
Net earnings	$7,862	$16,194
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,343	14,507
Share-based compensation expense	1,155	711
Loss on disposal of facilities and equipment	632	403
Impairment charges for facilities and equipment	565	600
Provision for (recoveries from) doubtful accounts	105	(344)
Changes in operating assets and liabilities:
Receivables	(6,571)	(1,664)
Inventories	(42,878)	(76,806)
Prepaid expenses and other current assets	(4,726)	(5,137)
Trade accounts payable and accrued expenses	64,831	74,935
Income taxes	(399)	4,417
Deferred rent	(136)	2,822
Deferred income taxes	6,582	(196)
Collection of non-current insurance receivable	3,093	950
Other, net	726	(2,220)
Net cash provided by operating activities	49,184	29,172

Investing Activities:
Acquisition cost, net of cash received	(206,633)	-
Capital expenditures	(16,449)	(19,118)
Other	531	153
Net cash used for investing activities	(222,551)	(18,965)

Financing Activities:
(Decrease) increase in current maturities of long-term debt	(13,000)	8,000
Proceeds from issuance of senior notes	150,000	-
Debt issuance costs	(4,733)	(1,071)
Proceeds from stock options exercised	1,900	1,605
Tax benefit related to share-based plans	455	709
Dividends paid	(3,666)	(3,629)
Net cash provided by financing activities	130,956	5,614
(Decrease) increase in cash and cash equivalents	(42,411)	15,821
Cash and cash equivalents at beginning of period	79,448	55,657
Cash and cash equivalents at end of period	$37,037	$71,478
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Certain prior period amounts on the condensed consolidated balance sheets, statements of earnings and statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings. See Note 2 for information regarding the restatement of the Company’s consolidated financial statements for prior periods.

The Company's business is subject to seasonal influences, particularly the back-to-school selling season at Famous Footwear, which falls in the Company’s third quarter. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 29, 2005.

Note 2.	Restatement of Consolidated Financial Statements

In conjunction with the issuance of the Company’s consolidated financial statements for the year ended January 29, 2005 (fiscal 2004), the Company restated its results for the first three quarters of fiscal 2004 and prior years to correct its method of accounting for certain lease issues. Accordingly, the consolidated financial statements for the second quarter and first half of 2004, included herein, have been restated.

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

The adjustment to net earnings is a noncash item. As a result of the restatement, the Company’s earnings before income taxes were reduced by $240,000 and $307,000, and the Company’s net earnings were reduced by $146,000 and $187,000, respectively, for the thirteen weeks and twenty-six weeks ended July 31, 2004. The restatement had the effect of reducing basic and diluted net earnings per common share by $0.01 for both the thirteen weeks and twenty-six weeks ended July 31, 2004.

All data reflected in the condensed consolidated financial statements and notes thereto have been restated to correct for these lease accounting issues.

Note 3.	Acquisition of Bennett Footwear Group and Related Financing

On April 22, 2005, the Company completed the acquisition of Bennett Footwear Holdings, LLC and its subsidiaries (“Bennett”) for $205 million in cash, including indebtedness of Bennett repaid by the Company at closing of $35.7 million. The purchase price is subject to a post-closing adjustment based on net equity as defined. This post-closing adjustment, if any, has not yet been finalized. In addition, the sellers may receive up to $42.5 million in contingent payments to be earned upon the achievement of certain future performance targets over the three years following the acquisition. The operating results of Bennett have been included in the Company’s financial statements since April 22, 2005. The Company expects the acquisition of Bennett to complement the Company’s portfolio of wholesale footwear brands, which are primarily sold in the moderately priced range, by adding owned and licensed brands that sell primarily in the better and bridge footwear price zones at department stores, including Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft.

The total consideration paid by the Company in connection with the acquisition of Bennett was $207.0 million, including associated fees and expenses. The cost to acquire Bennett has been allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The allocation has resulted in acquired goodwill of $70.8 million and intangible assets related to trademarks, licenses and customer relationships of $98.5 million.

The Company has determined that certain redundant employment positions at Bennett will be eliminated and has recorded a severance liability of $0.7 million in the preliminary allocation of purchase price. The Company funded approximately $0.1 million of this liability in the second quarter. The Company anticipates that the remaining severance liability will be funded during 2005.

The following unaudited pro forma information presents the results of operations of the Company as if the Bennett acquisition had taken place on January 30, 2005 (the beginning of fiscal 2005), and February 1, 2004 (the beginning of fiscal 2004), respectively:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ Thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$551,480	$508,241	$1,112,133	$1,052,529
Net earnings	5,237	8,010	6,347	4,148
Net earnings per common share:
Basic	0.29	0.45	0.35	0.23
Diluted	0.28	0.42	0.34	0.22

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

Prior to and in connection with the acquisition, the Company entered into a commitment with a lender to provide $100.0 million of short-term financing (the “Bridge Commitment”) on a senior unsecured basis. The Bridge Commitment was not funded as a result of the issuance of the senior notes described below simultaneously with the closing of the Bennett acquisition. The Company expensed all fees and costs associated with the Bridge Commitment, totaling $1.0 million, during the quarter ended April 2005 as a component of interest expense.

To fund a portion of the acquisition and associated expenses, the Company issued $150 million aggregate principal amount of 8.75% senior notes due 2012. To fund the remaining portion of the acquisition and associated expenses, the Company repatriated $60.5 million of earnings from its foreign subsidiaries pursuant to the American Jobs Creation Act of 2004.

Note 4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended July 30, 2005 and July 31, 2004:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

NUMERATOR
Net earnings	$4,083	$7,668	$7,862	$16,194

DENOMINATOR
Denominator for basic earnings per common share	18,146	17,921	18,110	17,881
Dilutive effect of unvested restricted stock and stock options	788	1,066	741	1,072
Denominator for diluted earnings per common share	18,934	18,987	18,851	18,953

Basic earnings per common share	$0.23	$0.43	$0.43	$0.91

Diluted earnings per common share	$0.22	$0.40	$0.42	$0.85

Options to purchase 366,117 and 231,167 shares of common stock for the thirteen week periods and 489,775 and 233,667 for the twenty-six week periods ended July 30, 2005 and July 31, 2004, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 5.	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended July 30, 2005, and July 31, 2004:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ Thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net earnings	$4,083	$7,668	$7,862	$16,194

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,172	1,218	604	(92)
Unrealized losses on derivative instruments	(727)	(214)	(720)	(112)
Net loss from derivatives reclassified into earnings	296	673	866	1,164
	741	1,677	750	960
Comprehensive income	$4,824	$9,345	$8,612	$17,154

Note 6.	Restructuring Charges

Naturalizer Restructuring and Store Closings
In June 2005, the Company announced a series of initiatives to strengthen its Naturalizer brand, including plans to close approximately 80 underperforming Naturalizer stores, consolidate all buying, merchandise planning and allocation functions for its U.S. and Canadian stores into its St. Louis headquarters, consolidate all retail accounting and information systems support within its Madison, Wisconsin, offices, and streamline certain Naturalizer Wholesale operations, including the sales, marketing and product development areas. In connection with the restructuring, the Company expects to incur total pre-tax costs in the range of $14 million to $17 million through the first quarter of 2006. The Company recorded a pre-tax charge of $2.9 million in the second quarter of 2005, the components of which are as follows:

•	Severance and benefit costs — $1.1 million
•	Cost to buy out leases prior to their normal expiration date — $1.0 million
•	Write off related to store assets — $0.6 million
•	Inventory markdowns to liquidate store inventory — $0.2 million

Of the $2.9 million charge, $2.3 million was reflected in the Specialty Retail segment and $0.6 million was reflected in the Wholesale Operations segment. Of this charge, $0.2 million was reflected in cost of goods sold and $2.7 million was reflected in selling and administrative expenses. A tax benefit of $1.1 million was associated with this charge.

The following is a summary of the activity in the reserve, by category of costs:

	Employee Severance	Lease Buyouts	Store Asset Write-off	Inventory Markdowns	Total
Original charge and reserve balance	$1.1	$1.0	$0.6	$0.2	$2.9
Amounts settled in quarter ending July 30, 2005	(0.2)	(0.4)	(0.6)	(0.2)	(1.4)
Reserve balance July 30, 2005	$0.9	$0.6	$-	$-	$1.5

Inventory markdowns and the write-off of store assets are non-cash items. The Company anticipates that the majority of charges related to the restructuring and the associated funding of those obligations will occur primarily during fiscal 2005 and the remainder will occur during the first quarter of fiscal 2006.

Note 7.	Business Segment Information

Applicable business segment information is as follows for the periods ended July 30, 2005, and July 31, 2004:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals
Thirteen Weeks Ended July 30, 2005

External sales	$286,245	$207,379	$57,856	$-	$551,480
Intersegment sales	414	32,105	-	-	32,519
Operating earnings (loss)	9,296	16,260	(5,470)	(9,312)	10,774
Operating segment assets	441,319	452,402	76,233	100,576	1,070,530

Thirteen Weeks Ended July 31, 2004

External sales	$269,812	$136,885	$51,960	$-	$458,657
Intersegment sales	317	36,553	-	-	36,870
Operating earnings (loss)	12,391	8,963	(2,427)	(5,889)	13,038
Operating segment assets	422,971	219,564	69,573	132,065	844,173

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals
Twenty-six Weeks Ended July 30, 2005

External sales	$574,980	$388,668	$111,115	$-	$1,074,763
Intersegment sales	854	79,050	-	-	79,904
Operating earnings (loss)	25,810	33,765	(8,979)	(16,754)	33,842

Twenty-six Weeks Ended July 31, 2004

External sales	$541,936	$308,430	$100,123	$-	$950,489
Intersegment sales	639	74,932	-	-	75,571
Operating earnings (loss)	24,709	21,769	(4,897)	(13,693)	27,888

In fiscal 2005, the Company began reporting its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, within the Specialty Retail segment. Shoes.com had previously been reported within the Other segment. Prior year amounts have been reclassified to conform to current year presentation. This reclassification resulted in a transfer of sales of $6.7 million and $3.7 million in the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively, and resulted in an immaterial transfer of operating earnings (loss) in both the thirteen weeks ended July 30, 2005 and July 31, 2004 to the Specialty Retail segment. For the twenty-six weeks ended July 30, 2005 and July 31, 2004, this reclassification resulted in a transfer of sales of $13.3 million and $6.5 million, respectively, and an immaterial transfer of operating earnings (loss) in both periods to the Specialty Retail segment. This reclassification also resulted in a transfer of operating segment assets of $9.1 million and $5.7 million at July 30, 2005 and July 31, 2004, respectively.

The operating loss of the Specialty Retail segment for the thirteen and twenty-six weeks ending July 30, 2005, includes charges of $2.3 million related to the Company’s initiative to close underperforming Naturalizer stores in the United States and Canada.

The Other segment includes unallocated corporate administrative and other costs.

Note 8.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	July 30, 2005	July 31, 2004	January 29, 2005
Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	177,676	10,237	10,230
Specialty Retail	7,070	6,619	6,992
Other	723	-	723
	$188,998	$20,382	$21,474

The change between periods in the Wholesale Operations segment reflects the Company’s preliminary purchase price allocation for the acquisition of Bennett on April 22, 2005. The Company’s purchase price allocation has resulted in acquired goodwill of $70.8 million and identifiable intangible assets of $98.5 million. The intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 14 years, except for the Via Spiga trademark, for which an indefinite life has been assigned. The change between periods for the Specialty Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment from July 31, 2004 to July 30, 2005, of $0.7 million reflects the adjustment to the Company’s minimum pension liability recorded in the fourth quarter of 2004.

Note 9.	Share-Based Compensation

As of July 30, 2005, the Company had four share-based compensation plans, which are described more fully in Note 16 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended January 29, 2005. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recognized in net earnings for stock appreciation units, stock performance plans and restricted stock grants. No share-based employee compensation cost is reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock options outstanding:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net earnings, as reported	$4,083	$7,668	$7,862	$16,194
Add: Total share-based employee compensation expense (income) included in reported net earnings, net of related tax effect	591	(451)	728	462
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,689)	(359)	(2,824)	(2,013)
Pro forma net earnings	$2,985	$6,858	$5,766	$14,643
Earnings per share:
Basic - as reported	$0.23	$0.43	$0.43	$0.91
Basic - pro forma	0.16	0.38	0.32	0.82
Diluted - as reported	0.22	0.40	0.42	0.85
Diluted - pro forma	0.16	0.36	0.31	0.77

During December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has historically provided pro forma disclosures of stock option expense in the notes to the Company’s financial statements as previously allowed by SFAS No. 123, rather than recognizing the impact of such expense in the financial statements. As a result of the Securities and Exchange Commission’s April 15, 2005 release delaying the required date of adoption, the Company plans to adopt the provisions of SFAS No. 123(R) at the beginning of fiscal year 2006.

The Company issued 95,081 and 55,387 shares of common stock for the thirteen week periods, and 159,956 and 112,577 shares of common stock for the twenty-six week periods, ended July 30, 2005, and July 31, 2004, respectively, for stock options exercised, stock performance awards and restricted stock grants.

Note 10.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$1,580	$1,699	$-	$-
Interest cost	2,283	2,228	65	67
Expected return on assets	(3,935)	(4,042)	-	-
Amortization of:
Actuarial loss (gain)	130	81	(15)	(20)
Prior service costs	100	81	-	-
Net transition assets	(46)	(42)	-	-
Total net periodic benefit cost	$112	$5	$50	$47

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$3,188	$3,082	$-	$-
Interest cost	4,567	4,331	130	130
Expected return on assets	(7,870)	(7,650)	-	-
Amortization of:
Actuarial loss (gain)	260	159	(30)	(70)
Prior service costs	200	156	-	-
Net transition assets	(92)	(85)	-	-
Total net periodic benefit cost (income)	$253	$(7)	$100	$60

Note 11.	Income Taxes

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

The Company anticipates that it will repatriate approximately $20 million in additional foreign earnings during 2005. The Company is providing tax expense at the expected 5.25% effective rate in accordance with the American Jobs Creation Act of 2004 as these current period earnings are generated. With regard to any other accumulated unremitted foreign earnings, the Company’s intention is to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax-effective to do so.

Note 12.	Debt

Brown Shoe Company, Inc. has a Revolving Credit Agreement (the “Agreement”) that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base, and is guaranteed by certain of its subsidiaries. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures on July 21, 2009, and the Company’s obligations are secured by its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. On March 14, 2005, the Company entered into the First Amendment to the Agreement to permit the acquisition of Bennett and the issuance of its 8.75% Senior Notes due 2012.

To fund a portion of the Bennett acquisition, Brown Shoe Company, Inc. issued $150 million aggregate principal amount of 8.75% senior notes due 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under its secured Revolving Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year, beginning on November 1, 2005. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants.

Note 13.	Commitments and Contingencies

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several of its former manufacturing sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. During the first half of 2005, the Company recorded $0.5 million of expense related to this remediation. The anticipated future cost of remediation activities at July 30, 2005 is $5.6 million and is included within accrued expenses and other noncurrent liabilities, but the ultimate cost may vary. The cumulative costs incurred through July 30, 2005 are $16.0 million.

The Company assesses future recoveries from insurance companies related to remediation costs by estimating a range of probable recoveries and recording the low end of the range. Recoveries from other responsible parties are recorded when a contractual agreement is reached. As of July 30, 2005, recorded recoveries totaled $0.2 million and are recorded in other noncurrent assets on the consolidated balance sheet, substantially all of which represents recoveries expected from certain insurance companies as indemnification for amounts spent for remediation associated with the Redfield site. The insurance companies are contesting their indemnity obligations, and the Company has sued its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. The Company believes insurance coverage in place entitles it to reimbursement for more than the recovery recorded. The Company believes the recorded recovery is supported by the fact that the limits of the insurance policies at issue exceed the amount of the recorded recovery and certain insurers have already settled these claims. The Company is unable to estimate the ultimate recovery from the insurance carriers, but is pursuing resolution of its claims.

The Company has completed its remediation efforts at its closed New York tannery and two landfill sites related to that operation. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 19 years. The Company has an accrued liability of $2.2 million at July 30, 2005, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.7 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.7 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills.

Based on information currently available, the Company had an accrued liability of $8.1 million as of July 30, 2005, for the cleanup, maintenance and monitoring at all sites. Of the $8.1 million liability, $1.7 million is included in accrued expenses, and $6.4 million is included in other noncurrent liabilities in the consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

While the Company currently does not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company’s subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. In the first quarter of 2005, the federal court hearing a cost recovery suit against other responsible parties approved a settlement agreement between the Company, its co-defendant in the class action lawsuit and an insurer which resolved all remaining sanctions issues related to the class action. Accordingly, the Company reversed into income $0.7 million related to accrued sanctions. The total pretax charges recorded for these matters in 2004 and prior were $3.7 million. The plaintiffs have filed an appeal of the December 2003 jury verdict, and the ultimate outcome and cost to the Company may vary.

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

Other
During the fourth quarter of 2004, the Company recorded a charge of $3.5 million related to its guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed the bond obligation. The current owner of the manufacturing and warehouse facility has filed for bankruptcy protection and is liquidating its assets. Although the Company will pursue recovery of these costs, the ultimate outcome is uncertain. Accordingly, the Company recorded its estimate of the maximum exposure, $3.5 million, as a charge in the fourth quarter of 2004. The Company made a payment under this guarantee of $0.7 million during the first quarter of 2005 and has an accrued liability of $2.8 million at July 30, 2005, related to this matter.

During 2004 and 2003, the Company recorded charges totaling $2.7 million relating to the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That insurance company is now in liquidation. Certain claims from that time period are still outstanding. While management has recorded its best estimate of loss, the ultimate outcome and cost to the Company may vary.

The Company is contingently liable for lease commitments of approximately $7.4 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

Note 14.	Financial Information for the Company and its Subsidiaries

On April 22, 2005, Brown Shoe Company, Inc. issued senior notes to finance a portion of the purchase price of Bennett. The notes are fully and unconditionally and jointly and severally guaranteed by all existing and future subsidiaries of Brown Shoe Company, Inc. which are guarantors under its existing Revolving Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (Parent), the Guarantors and subsidiaries of the Issuer that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$803	$10,532	$25,702	$-	$37,037
Receivables	55,619	31,423	38,433	(825)	124,650
Inventories	75,830	415,361	7,155	(4,601)	493,745
Other current assets	5,550	14,142	970	1,598	22,260
Total current assets	137,802	471,458	72,260	(3,828)	677,692
Other assets	75,295	199,628	1,998	-	276,921
Property and equipment, net	14,508	97,915	3,494	-	115,917
Investment in subsidiaries	431,551	41,020	-	(472,571)	-
Total assets	$659,156	$810,021	$77,752	$(476,399)	$1,070,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$79,000	$-	$825	$(825)	$79,000
Trade accounts payable	14,712	146,676	34,586	-	195,974
Accrued expenses	53,055	60,577	4,198	1,946	119,776
Income taxes	2,799	1,869	2,369	1	7,038
Total current liabilities	149,566	209,122	41,978	1,122	401,788
Other Liabilities
Long-term debt	200,000	-	-	-	200,000
Other liabilities	35,415	34,715	(109)	--	70,021
Intercompany (receivable) payable	(124,546)	130,893	(1,397)	(4,950)	-
Total other liabilities	110,869	165,608	(1,506)	(4,950)	270,021
Shareholders’ equity	398,721	435,291	37,280	(472,571)	398,721
Total liabilities and shareholders’ equity	$659,156	$810,021	$77,752	$(476,399)	$1,070,530

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$265,684	$737,073	$158,726	$(86,720)	$1,074,763
Cost of goods sold	193,984	410,303	129,826	(85,602)	648,511
Gross profit	71,700	326,770	28,900	(1,118)	426,252
Selling and administrative expenses	67,894	311,365	14,269	(1,118)	392,410
Equity in (earnings) of subsidiaries	(19,575)	(13,372)	-	32,947	-
Operating earnings	23,381	28,777	14,631	(32,947)	33,842
Interest expense	(8,526)	-	(30)	-	(8,556)
Interest income	11	86	536	-	633
Intercompany interest income (expense)	2,725	(3,291)	566	-	-
Earnings before income taxes	17,591	25,572	15,703	(32,947)	25,919
Income tax provision	(9,729)	(5,923)	(2,405)	-	(18,057)
Net earnings (loss)	$7,862	$19,649	$13,298	$(32,947)	$7,862

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$12,540	$28,071	$7,153	$1,420	$49,184

Investing activities
Payments on acquisition, net of cash received	-	(206,633)	-	-	(206,633)
Capital expenditures	(665)	(15,513)	(271)	-	(16,449)
Other	531		-	-	531
Net cash used by investing activities	(134)	(222,146)	(271)	-	(222,551)

Financing activities
(Decrease) increase in current maturities of long-term debt	(13,000)	-	50	(50)	(13,000)
Proceeds from the issuance of Senior Notes	150,000	-	-	-	150,000
Debt issuance costs	(4,733)	-	-	-	(4,733)
Proceeds from stock options exercised	1,900	-	-	-	1,900
Tax benefit related to share-based plans	455	-	-	-	455
Dividends (paid) received	(3,666)	60,464	(60,464)	-	(3,666)
Intercompany financing	(138,901)	134,238	6,033	(1,370)	-
Net cash (used) provided by financing activities	(7,945)	194,702	(54,381)	(1,420)	130,956

Increase (decrease) in cash and cash equivalents	4,461	627	(47,499)	-	(42,411)
Cash and cash equivalents at beginning of period	(3,657)	9,905	73,200	-	79,448
Cash and cash equivalents at end of period	$804	$10,532	$25,701	$-	$37,037

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 31, 2004

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(2,790)	$10,482	$63,786	$-	$71,478
Receivables	55,336	5,045	24,557	(1,000)	83,938
Inventories	83,265	371,343	3,841	(5,433)	453,016
Other current assets	2,920	13,555	1,084	1,932	19,491
Total current assets	138,731	400,425	93,268	(4,501)	627,923
Other assets	71,399	35,445	2,190	-	109,034
Property and equipment, net	14,888	88,659	3,669	-	107,216
Investment in subsidiaries	381,433	78,031	-	(459,464)	-
Total assets	$606,451	$602,560	$99,127	$(463,965)	$844,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$27,500	$-	$1,000	$(1,000)	$27,500
Trade accounts payable	18,898	145,593	27,752	-	192,243
Accrued expenses	43,235	48,262	5,217	(1,401)	95,313
Income taxes	5,000	(724)	1,394	1,707	7,377
Total current liabilities	94,633	193,131	35,363	(694)	322,433
Other Liabilities
Long-term debt	100,000	-	-	-	100,000
Other liabilities	27,531	27,543	28	-	55,102
Intercompany payable (receivable)	17,649	(3,584)	(10,258)	(3,807)	-
Total other liabilities	145,180	23,959	(10,230)	(3,807)	155,102
Shareholders’ equity	366,638	385,470	73,994	(459,464)	366,638
Total liabilities and shareholders’ equity	$606,451	$602,560	$99,127	$(463,965)	$844,173

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 2004

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$261,762	$650,696	$134,149	$(96,118)	$950,489
Cost of goods sold	190,959	351,779	114,127	(94,986)	561,879
Gross profit	70,803	298,917	20,022	(1,132)	388,610
Selling and administrative expenses	69,349	282,458	10,047	(1,132)	360,722
Equity in (earnings) of subsidiaries	(17,614)	(9,963)	--	27,577	-
Operating earnings	19,068	26,422	9,975	(27,577)	27,888
Interest expense	(4,589)	(2)	(29)	--	(4,620)
Interest income	6	45	245	-	296
Intercompany interest income (expense)	3,526	(3,869)	343	-	-
Earnings before income taxes	18,011	22,596	10,534	(27,577)	23,564
Income tax provision	(1,817)	(5,208)	(345)	-	(7,370)
Net earnings (loss)	$16,194	$17,388	10,189	$(27,577)	$16,194

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 2004

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used) provided by operating activities	$(29,287)	$44,061	$13,033	$1,365	$29,172

Investing activities
Capital expenditures	(1,763)	(15,923)	(1,432)	--	(19,118)
Other	153	-	-	-	153
Net cash used by investing activities	(1,610)	(15,923)	(1,432)	-	(18,965)

Financing activities
Increase in current maturities of long-term debt	8,000	-	-	-	8,000
Debt issuance costs	(1,071)	-	-	-	(1,071)
Proceeds from stock options exercised	1,605	-	-	-	1,605
Tax benefit related to share based plans	709	-	-	-	709
Dividends paid	(3,629)	-	-	-	(3,629)
Intercompany financing	26,031	(24,021)	(645)	(1,365)
Net cash provided (used) by financing activities	31,645	(24,021)	(645)	(1,365)	5,614

Increase in cash and cash equivalents	748	4,117	10,956	-	15,821
Cash and cash equivalents at beginning of period	(3,538)	6,365	52,830	-	55,657
Cash and cash equivalents at end of period	$(2,790)	$10,482	$63,786	$-	$71,478

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain prior year data in “Management Discussion and Analysis of Financial Condition and Results of Operations” have been restated to correct our treatment of certain lease accounting issues. See Note 2 to the condensed consolidated financial statements for further details.

OVERVIEW

Overall, we believe we made solid progress in our second quarter as we moved forward with the transition and integration of the Bennett business, acquired in April 2005, announced and began the implementation of our initiative to strengthen our Naturalizer brand by, among other things, closing approximately 80 underperforming stores, and registered solid sales gains in our Wholesale and Famous Footwear segments. Nevertheless, net earnings for the quarter were below last year’s levels as the impact of the store closing program, acquisition accounting and lower gross profit rates at Famous Footwear negatively affected our results.

Consolidated net sales rose 20.2% to $551.5 million for the second quarter of fiscal 2005, as compared to $458.7 million for the second quarter of the prior year. Of the sales increase, $45.5 million was attributable to the recently acquired Bennett business. Operating earnings declined 17.4% to $10.8 million in the second quarter of 2005 compared to $13.0 million in the second quarter of 2004. Net earnings were $4.1 million, or $0.22 per diluted share, for the second quarter compared to $7.7 million, or $0.40 per diluted share, for the second quarter of last year.

Following is a summary of the more significant factors affecting the comparability of our financial results for the second quarter of 2005 as compared to the second quarter of 2004:

•
During the second quarter of 2005, we recorded charges of $2.9 million ($1.8 million on an after-tax basis, or $0.09 per diluted share) related to our initiative to strengthen our flagship Naturalizer brand by closing underperforming retail stores and consolidating and streamlining certain retail and wholesale functions.

•
During the second quarter of 2005, our gross profit was reduced by approximately $2.0 million ($1.3 million on an after-tax basis, or $0.07 per diluted share) related to the write-up of inventory to fair value during the Bennett purchase price allocation. Lower margins were recognized on this inventory as it was sold in the second quarter.

•
During the second quarter of 2004, we recorded $1.5 million ($0.9 million on an after-tax basis, or $0.05 per diluted share) of transition and assimilation costs related to the Bass footwear license acquired on February 2, 2004.

Following is a summary of our operating results in the second quarter of 2005 and the status of our balance sheet:

•
Famous Footwear’s net sales increased 6.1% to $286.2 million in the second quarter compared to $269.8 million last year. Same-store sales increased 2.2%. Operating earnings decreased to $9.3 million in the second quarter compared to $12.4 million in the second quarter of the prior year. While the return of warm weather helped spur our sandal business, it also served to dampen demand for closed-toe footwear and athletics. As a result, Famous Footwear took markdowns to ensure our inventory would be well positioned for the back-to-school season. These markdowns resulted in lower gross profit rates in the quarter and a decline in our operating earnings.

•
Our Wholesale Operations segment’s sales increased 51.5% to $207.4 million in the second quarter reflecting increased sales in most of the division’s brands and the additional sales from the acquired Bennett business of $44.1 million. As a result, operating earnings increased in the second quarter to $16.3 million compared to $9.0 million in the second quarter last year. This year’s operating earnings reflect the lower margin impact of approximately $2.0 million related to the write-up of inventory to fair value from the Bennett purchase price allocation. Lower margins were recognized on this inventory as it was sold in the second quarter.

•
Our Specialty Retail segment experienced an 11.3% increase in net sales to $57.9 million in the second quarter, compared to $52.0 million in the second quarter of the prior year, primarily due to significant growth in our Shoes.com business and the addition of Via Spiga stores that were part of the Bennett acquisition. Same-store sales were up 0.1% for the quarter. We incurred an operating loss of $5.5 million in the second quarter compared to an operating loss of $2.4 million in the second quarter of the prior year. The higher loss was driven by charges of $2.3 million related to our initiative to strengthen our Naturalizer brand. The division also experienced lower margins to clear spring inventory.

•
Inventories at quarter-end are $493.7 million, up from $453.0 million last year. The current year increase reflects Bennett inventory of $31.8 million and additional stores and square footage at Famous Footwear. Our current ratio, the relationship of current assets to current liabilities, decreased to 1.7 to 1 compared to 1.8 to 1 at January 29, 2005, and from the July 30, 2004 ratio of 1.9 to 1. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, at the end of the quarter increased to 41.2% from 25.8% at the end of the year-ago quarter, driven by the issuance of $150 million senior notes due 2012 in conjunction with the acquisition of Bennett.

Recent Developments

Naturalizer Retail Store Closings and Related Actions
On June 6, 2005, we announced that we would be closing approximately 80 underperforming Naturalizer retail stores, of which approximately 60 are in the United States and 20 are in Canada. We expect that these closures will be complete by April 2006. In addition, we will consolidate our Canadian retail division buying, merchandising, accounting and information services functions into the United States. We anticipate that the cost to implement this restructuring will result in expense in the range of $14 million to $17 million on a pre-tax basis (or $0.45 to $0.55 on a diluted per share basis) for lease buyouts, severance, asset write-offs and inventory markdowns. We expect that this expense will be recognized primarily over the remainder of fiscal 2005. We also anticipate that the restructuring will have an immaterial impact on cash as the costs to exit the stores and eliminate positions will be substantially offset by the cash generated from liquidating inventories carried in the stores. We believe this is a significant strategic step in improving our profitability in the Specialty Retail segment. As of July 30, 2005, approximately $2.9 million has been recorded to expense related to this restructuring.

Acquisition of Bennett Footwear Group and Related Financing
On April 22, 2005, we completed the acquisition of Bennett for $205 million in cash, including indebtedness of Bennett repaid by us at closing of $35.7 million. The purchase price is subject to a post-closing adjustment based on net equity as defined. In addition, the sellers may receive up to $42.5 million in contingent payments to be earned upon the achievement of certain performance targets over the next three years. The operating results of Bennett have been included in our financial statements since April 22, 2005. The acquisition of Bennett is expected to complement our portfolio of wholesale brands, which are primarily sold in the moderately priced range, by adding owned and licensed brands that sell primarily in the better and bridge footwear zones at department stores, including Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft.

To fund a portion of the acquisition, we issued $150 million aggregate principal amount of 8.75% senior notes due 2012. The Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under our secured Revolving Credit Agreement. Interest is payable on May 1 and November 1 of each year, beginning on November 1, 2005. The Senior Notes will mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants.

To fund an additional portion of the acquisition, we repatriated $60.5 million of earnings from our foreign subsidiaries under the American Jobs Creation Act of 2004. We recognized $9.6 million of tax expense associated with the repatriation in the quarter ended April 30, 2005.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
			AS RESTATED				AS RESTATED
	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$551.5	100.0%	$458.7	100.0%	$1,074.8	100.0%	$950.5	100.0%
Cost of goods sold	335.9	60.9%	269.5	58.7%	648.5	60.3%	561.9	59.1%
Gross profit	215.6	39.1%	189.2	41.3%	426.3	39.7%	388.6	40.9%
Selling and administrative expenses	204.8	37.1%	176.2	38.5%	392.5	36.6%	360.7	38.0%
Operating earnings	10.8	2.0%	13.0	2.8%	33.8	3.1%	27.9	2.9%
Interest expense	(5.2)	(0.9)%	(2.1)	(0.4)%	(8.5)	(0.8)%	(4.6)	(0.4)%
Interest income	0.2	0.0%	0.2	0.0%	0.6	0.1%	0.3	0.0%
Earnings before income taxes	5.8	1.1%	11.1	2.4%	25.9	2.4%	23.6	2.5%
Income tax provision	(1.7)	(0.4)%	(3.4)	(0.7)%	(18.0)	(1.7)%	(7.4)	(0.8)%
Net earnings	$4.1	0.7%	$7.7	1.7%	$7.9	0.7%	$16.2	1.7%

Net Sales
Net sales increased $92.8 million, or 20.2%, to $551.5 million in the second quarter of 2005 as compared to $458.7 million in the second quarter of the prior year. The acquisition of Bennett contributed $45.5 million in sales during the quarter, accounting for approximately half of the increase. Our Wholesale Operations, excluding Bennett, have improved $26.4 million, led by strong sales of women’s private label and Dr. Scholl’s product. In addition, Famous Footwear improved its sales by $16.4 million over the year ago quarter, reflecting a same-store sales gain of 2.2% and additional stores in the current period.

Net sales increased $124.3 million, or 13.1%, to $1,074.8 million in the first half of 2005 as compared to $950.5 million in the first half of the prior year. This increase is attributable to an increase of $33.1 million at Famous Footwear, reflecting a same store sales gain of 1.8% and additional stores, sales from the recently acquired Bennett business, which contributed $51.6 million in sales in 2005, and a sales improvement of $30.4 million in our Wholesale Operations, excluding Bennett, reflecting higher sales in most divisions.

Gross Profit
Gross profit increased $26.4 million, or 14.0%, to $215.6 million for the second quarter of 2005 as compared to $189.2 million in the second quarter of the prior year. The increase in gross profit is the result of higher net sales. However, as a percent of net sales, our gross profit rate decreased to 39.1% in the second quarter from 41.3% in the second quarter of the prior year partially due to a heavier mix of Wholesale sales, which carry a lower margin than our Retail operations. In addition, our Famous Footwear division experienced lower margins as we aggressively marked down our closed-up footwear and athletic footwear and our Specialty Retail division experienced lower margins to clear spring inventory. Our Wholesale Operations segment experienced lower margins as a result of continued allowance pressures, a higher mix of first cost sales which carry lower margins, and the impact of selling through the inventory acquired in the Bennett acquisition, which carried a lower margin because of the fair value purchase price allocation.

Gross profit increased $37.7 million, or 9.7%, to $426.3 million for the first half of 2005 as compared to $388.6 million in the first half of the prior year, as a result of the higher sales base. However, as a percent of net sales, our gross profit rate decreased to 39.7% in the first half from 40.9% in the first half of the prior year. The reduction of gross profit as a percent of net sales was due to the same factors described in the preceding paragraph.

Selling and Administrative Expenses
Selling and administrative expenses increased $28.6 million, or 16.3%, to $204.8 million for the second quarter as compared to $176.2 million in the second quarter of the prior year. The increase is due, in part, to the inclusion of Bennett selling and administrative expenses, which accounted for over one-half of the consolidated increase. In addition, Famous Footwear has experienced higher selling and administrative expenses to support the higher sales base. Further, during the second quarter of 2005, we recognized restructuring charges of $2.9 million related to our initiative to strengthen our flagship Naturalizer brand by closing underperforming retail stores and consolidating and streamlining certain retail and wholesale functions. These factors were partially offset by the non-recurrence of transition and assimilation costs related to the Bass business, which were incurred in 2004. As a percentage of sales, selling and administrative expenses have decreased to 37.1% from 38.5%, as we have better leveraged our expense base.

Selling and administrative expenses increased $31.8 million, or 8.8%, to $392.5 million for the first half of 2005 as compared to $360.7 million in the first half of the prior year. This increase in selling and administrative expenses was due to the factors described in the preceding paragraph. As a percentage of sales, selling and administrative expenses have decreased to 36.6% from 38.0%, reflecting a better leveraged expense base.

Interest Expense
Interest expense increased $3.1 million, or 140.9%, to $5.2 million in the second quarter as compared to $2.1 million in the second quarter of the prior year. The increase in interest expense is a result of the additional interest expense for the $150 million aggregate principal amount of 8.75% senior notes due 2012 that we issued in April to fund a portion of the Bennett acquisition.

Interest expense increased $3.9 million, or 85.2%, to $8.5 million in the first half of 2005 as compared to $4.6 million in the first half of the prior year. The increase in interest expense is a result of the additional interest expense on the Senior Notes described above and a charge of $1.0 million for bank commitment fees incurred in the first quarter in connection with funding the acquisition of Bennett.
Income Tax Provision
Our consolidated effective tax rate was 29.6% in the second quarter of 2005 as compared to 30.7% in the second quarter of the prior year, reflecting a higher mix of foreign income, which is taxed at lower rates.

For the first half of 2005, our consolidated effective income tax rate was 69.7% as compared to 31.3% for the first half of the prior year, reflecting the $9.6 million of incremental tax expense recorded in the first quarter related to our repatriation of $60.5 million of earnings from our foreign subsidiaries to fund a portion of the Bennett acquisition. Excluding the $9.6 million incremental charge, our effective tax rate for the first half of 2005 was 32.8% compared to 31.3% in the first half of last year. This increase reflects an additional provision on foreign earnings recorded for the expected repatriation of current year earnings in 2005.

Net Earnings
Net earnings decreased $3.6 million, or 46.8%, to $4.1 million in the second quarter as compared to $7.7 million in the second quarter of the prior year. The decrease in net earnings reflects the charges of $2.9 million, ($1.8 million on an after-tax basis) related to our initiative to strengthen our flagship Naturalizer brand by closing underperforming retail stores and consolidating and streamlining certain retail and wholesale functions. In addition, during the second quarter, after consideration of the additional interest costs related to the acquisition and other acquisition related charges, the net effect of the Bennett business was a net loss of $1.3 million.

Net earnings decreased $8.3 million, or 51.5%, to $7.9 million in the first half of 2005 as compared to $16.2 million in the first half of the prior year, as a result of the Naturalizer restructuring charges and acquisition related charges described in the preceding paragraph. In addition, in the first quarter, we recorded $9.6 million of tax expense related to the repatriation of foreign earnings and $1.0 million ($0.6 million on an after-tax basis) for bank commitment fees associated with the Bennett acquisition. These expenses were partially offset by improved operating earnings at our Famous Footwear and Wholesale Operations segments.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-six Weeks Ended
			AS RESTATED				AS RESTATED
	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$286.2	100.0%	$269.8	100.0%	$575.0	100.0%	$541.9	100.0%
Cost of goods sold	160.5	56.1%	148.0	54.9%	320.1	55.7%	299.1	55.2%
Gross profit	125.7	43.9%	121.8	45.1%	254.9	44.3%	242.8	44.8%
Selling and administrative expenses	116.4	40.7%	109.4	40.5%	229.1	39.8%	218.1	40.2%
Operating earnings	$9.3	3.2%	$12.4	4.6%	$25.8	4.5%	$24.7	4.6%

Key Metrics
Same-store sales % change	2.2%		(2.5)%		1.8%		0.0%
Same-store sales $ change	$5.5		$(6.5)		$9.6		$-
Sales change from new and closed stores, net	$10.9		$7.4		$23.5		$11.9

Sales per square foot	$44		$43		$88		$86
Square footage (thousand sq. ft.)	6,540		6,384		6,540		6,384

Stores opened	15		26		35		38
Stores closed	9		8		21		16
Ending stores	933		915		933		915

Net Sales
Net sales increased $16.4 million, or 6.1%, to $286.2 million in the second quarter of 2005 as compared to $269.8 million in the second quarter of the prior year. This increase is attributable to higher sales from new stores and the same-store sales increase of 2.2%. All major categories of footwear, except athletic, achieved higher sales in the quarter. During the second quarter of 2005, we opened 15 new stores and closed 9, resulting in 933 stores at the end of the second quarter as compared to 915 at the end of the second quarter of the prior year. Sales per square foot were $44, as compared to $43 a year ago.

Net sales increased $33.1 million, or 6.1%, to $575.0 million in the first half of 2005 as compared to $541.9 million in the first half of the prior year. This increase is attributable to higher sales from new stores and the same-store sales increase of 1.8%. During the first half of 2005, we opened 35 new stores and closed 21, resulting in 933 stores at the end of the first half as compared to 915 at the end of the first half of the prior year. Sales per square foot were $88, compared to $86 a year ago.

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

Gross Profit
Gross profit increased $3.9 million, or 3.2%, to $125.7 million in the second quarter of 2005 as compared to $121.8 million in the second quarter of the prior year. The increase in the gross profit is due to the higher sales base. However, as a percentage of net sales, there was a decrease in the gross profit rate to 43.9% in the second quarter of 2005 from 45.1% in the second quarter of the prior year. These lower margins are almost entirely due to aggressively marking down our closed-up footwear and athletic footwear to ensure our inventory is well positioned for the back-to-school season.

Gross profit increased $12.1 million, or 5.0%, to $254.9 million in the first half of 2005 as compared to $242.8 million in the first half of the prior year. The increase in the gross profit is due to the higher sales base. However, as a percentage of net sales, there was a decrease in the gross profit rate to 44.3% in the first half of 2005 from 44.8% in the first half of the prior year. These lower margins are the result of higher markdowns and slight increases in shrinkage and inbound freight costs.

Selling and Administrative Expenses
Selling and administrative expenses increased $7.0 million, or 6.4%, to $116.4 million for the second quarter of 2005 as compared to $109.4 million in the second quarter of the prior year. This increase is primarily attributable to increased retail facilities costs, driven by store growth, and higher marketing costs. As a percentage of net sales, selling and administrative costs increased to 40.7% from 40.5% last year.

Selling and administrative expenses increased $11.0 million, or 5.1%, to $229.1 million for the first half of 2005 as compared to $218.1 million in the first half of the prior year. This increase is primarily attributable to increased retail facilities costs driven by store growth. As a percentage of net sales, selling and administrative costs decreased to 39.8% from 40.2% last year, as the division effectively leveraged its expense base.

Operating Earnings
Operating earnings decreased $3.1 million, or 25.0%, to $9.3 million for the second quarter of 2005 as compared to $12.4 million in the second quarter of the prior year. This decrease was driven by the lower gross profit rate and higher selling and administrative expenses, partially offset by the increase in sales.

Operating earnings increased $1.1 million, or 4.5%, to $25.8 million for the first half of 2005 as compared to $24.7 million in the first half of the prior year. This increase was driven by the increase in net sales.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Twenty-six Weeks Ended
			AS RESTATED				AS RESTATED
	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004
($ millions, except for sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$57.9	100.0%	$52.0	100.0%	$111.1	100.0%	$100.1	100.0%
Cost of goods sold	32.9	56.8%	29.0	55.8%	61.2	55.1%	53.1	53.1%
Gross profit	25.0	43.2%	23.0	44.2%	49.9	44.9%	47.0	46.9%
Selling and administrative expenses	30.5	52.7%	25.4	48.9%	58.9	53.0%	51.9	51.8%
Operating loss	$(5.5)	(9.5)%	$(2.4)	(4.7)%	$(9.0)	(8.1)%	$(4.9)	(4.9)%

Key Metrics
Same-store sales % change	0.1%		(3.9)%		0.1%		(1.0)%
Same-store sales $ change	$0.1		$(1.8)		$0.2		$(0.8)
Sales change from new and closed stores, net	$1.2		$0.2		$1.2		$0.3
Impact of changes in Canadian exchange rate on sales	$1.6		$0.2		$2.8		$1.6
Increase in sales of e-commerce subsidiary	$3.0		$1.8		$6.8		$3.0

Sales per square foot, excluding e-commerce subsidiary	$84		$80		$161		$154
Square footage (thousand sq. ft.)	565		588		565		588

Stores acquired upon Bennett acquisition	--		-		12		-
Stores opened	4		4		5		9
Stores transferred, net	-		-		-		4
Stores closed	13		3		23		11
Ending stores	369		380		369		380

Net Sales
Net sales increased $5.9 million, or 11.3%, to $57.9 million in the second quarter of 2005 as compared to $52.0 million in the second quarter of the prior year. For our domestic stores, same-store sales increased 1.2%, while Canadian stores experienced a same-store decline of 1.2%. The favorable impact of the Canadian exchange rate improved net sales by $1.6 million. Sales of our e-commerce subsidiary, Shoes.com, Inc., increased $3.0 million, or 81.2% to $6.7 million from $3.7 million. The recently acquired Via Spiga stores contributed $1.4 million in net sales. We opened 4 new stores and closed 13 resulting in 369 stores at the end of the second quarter of 2005 as compared to 380 at the end of the second quarter of the prior year. Sales per square foot increased to $84 from $80 in the year ago period.

Net sales increased $11.0 million, or 11.0%, to $111.1 million in the first half of 2005 as compared to $100.1 million in the first half of the prior year. For our domestic stores, same-store sales increased 1.1%, while Canadian stores experienced a same-store decline of 1.3%. The favorable impact of the Canadian exchange rate improved net sales by $2.8 million. Sales of our e-commerce subsidiary, Shoes.com, Inc., increased $6.8 million, or 104.3% to $13.3 million from $6.5 million. Sales per square foot increased to $161 from $154 in the year ago period.

Gross Profit
Gross profit increased $2.0 million, or 8.9%, to $25.0 million in the second quarter of 2005 as compared to $23.0 million in the second quarter of the prior year. The increase in gross profit is due to the higher sales base. However, as a percentage of net sales, our gross profit rate declined to 43.2% in the second quarter from 44.2% in the year ago quarter. This decline was driven by higher markdowns recorded to clear spring inventory in our stores and a relative increase in the portion of e-commerce sales, which carry a lower gross profit rate.

Gross profit increased $2.9 million, or 6.1%, to $49.9 million in the first half of 2005 as compared to $47.0 million in the first half of the prior year. The increase in gross profit is due to the higher sales base. However, as a percentage of net sales, our gross profit rate declined to 44.9% in the first half from 46.9% in the first half of the prior year. This margin decline was driven by higher markdowns recorded to clear seasonal inventory in our stores and a relative increase in the portion of e-commerce sales, which carry a lower gross profit rate.

Selling and Administrative Expenses
Selling and administrative expenses increased $5.1 million, or 20.0%, to $30.5 million for the second quarter of 2005 as compared to $25.4 million in the second quarter of the prior year. In connection with our initiative to strengthen our Naturalizer brand, we recorded charges of $2.3 million related to closing underperforming stores in the second quarter. Our recently acquired Via Spiga stores contributed $1.3 million of selling and administrative expenses during the second quarter. Approximately $0.8 million of the increase is due to changes in the Canadian exchange rate. The remaining portion of the increase relates to higher costs at our e-commerce subsidiary to support the sales growth.

Selling and administrative expenses increased $7.0 million, or 13.4%, to $58.9 million for the first half of 2005 as compared to $51.9 million in the first half of the prior year. We recorded charges of $2.3 million in the second quarter to close underperforming Naturalizer stores. Our recently acquired Via Spiga stores contributed $1.4 million of selling and administrative expenses during the first half of 2005. Approximately $1.5 million of the increase is due to changes in the Canadian exchange rate. The remaining portion of the increase relates to higher costs at our e-commerce subsidiary to support the sales growth.

Operating Earnings
Specialty Retail’s operating loss increased to $5.5 million in the second quarter of 2005 as compared to a loss of $2.4 million in the second quarter of the prior year. The higher current period loss was primarily due to the charges to close underperforming stores as described above, lower gross profit rates and a loss in the Via Spiga stores.

Specialty Retail’s operating loss increased to $9.0 million in the first half of 2005 as compared to a loss of $4.9 million in the first half of the prior year. The higher current period loss was primarily due to the charges to close underperforming stores as described above and the loss incurred in the Via Spiga stores.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$207.4	100.0%	$136.9	100.0%	$388.7	100.0%	$308.4	100.0%
Cost of goods sold	142.4	68.7%	92.3	67.4%	267.2	68.7%	209.5	67.9%
Gross profit	65.0	31.3%	44.6	32.6%	121.5	31.3%	98.9	32.1%
Selling and administrative expenses	48.7	23.5%	35.6	26.1%	87.7	22.6%	77.1	25.0%
Operating earnings	$16.3	7.8%	$9.0	6.5%	$33.8	8.7%	$21.8	7.1%

Key Metrics
Unfilled order position at end of period, including $81.8 million at July 30, 2005 from the recently acquired Bennett business	$261.5 .5		$172.7

Net Sales
Net sales increased $70.5 million, or 51.5%, to $207.4 million in the second quarter of 2005 as compared to $136.9 million in the second quarter of the prior year. The increase in sales was driven by the recent acquisition of Bennett, which contributed $44.1 million in sales for the period. The segment also experienced sales gains in its Dr. Scholl’s, LifeStride, Women’s private label, Children’s, Bass and Carlos by Carlos Santana divisions, which were partially offset by a decline in the Naturalizer division.

Net sales increased $80.3 million, or 26.0%, to $388.7 million in the first half of 2005 as compared to $308.4 million in the first half of the prior year. The increase in sales was driven by the acquisition of Bennett, which contributed $49.9 million in sales for the period. The division also experienced sales improvements in all major divisions with the exception of the Naturalizer and Bass divisions.

Gross Profit
Gross profit increased $20.4 million, or 45.6%, to $65.0 million in the second quarter of 2005 as compared to $44.6 million in the second quarter of the prior year, driven by the increase in net sales. However, as a percentage of net sales, our gross profit rate declined to 31.3% in the second quarter from 32.6% in the second quarter of the prior year. This decline is principally due to higher allowances granted to our department store customers, primarily within our Naturalizer, LifeStride, and Carlos by Carlos Santana wholesale divisions, a greater mix of women’s private label footwear, primarily sold to mass merchants on a first cost basis, which carries a lower gross profit rate, and the negative impact of selling through the inventory acquired in the Bennett acquisition, which carried a lower gross profit rate with the write-up of inventory to fair value as required by acquisition accounting.

Gross profit increased $22.6 million, or 22.8%, to $121.5 million in the first half of 2005 as compared to $98.9 million in the first half of the prior year, driven by the increase in net sales. However, as a percentage of net sales, our gross profit rate declined to 31.3% in the first half from 32.1% in the first half of the prior year. This decline is principally due to the same factors affecting the second quarter as described in the previous paragraph.

Selling and Administrative Expenses
Selling and administrative expenses increased $13.1 million, or 36.7%, to $48.7 million for the second quarter of 2005 as compared to $35.6 million in the second quarter of the prior year. The increase is due to the inclusion of selling and administrative costs associated with the recently acquired Bennett operations, which contributed approximately $14.0 million of expense.

Selling and administrative expenses increased $10.6 million, or 13.7%, to $87.7 million for the first half of 2005 as compared to $77.1 million in the first half of the prior year. A portion of the increase is due to the higher sales base. In addition, the increase is due in part to the inclusion of selling and administrative costs associated with the Bennett operations, which contributed approximately $14.8 million of expense. Partially offsetting these increases is the non-recurrence of $4.8 million of transition and assimilation costs associated with the Bass footwear line, which were incurred in the first half of 2004.

Operating Earnings
Operating earnings increased $7.3 million, or 81.4%, to $16.3 million for the second quarter of 2005 as compared to $9.0 million in the second quarter of the prior year. This improvement is due to the increase in net sales, partially offset by the higher selling and administrative expenses, as described above, and the non-recurrence of $1.5 million of transition and assimilation costs associated with the Bass footwear line, which were incurred in the second quarter of 2004.

Operating earnings increased $12.0 million, or 55.1%, to $33.8 million for the first half of 2005 as compared to $21.8 million in the first half of the prior year. This improvement is due to the increase in net sales, partially offset by the higher selling and administrative expenses, as described above, and the non-recurrence of $4.8 million of transition and assimilation costs associated with the Bass footwear line, which were incurred in the first half of 2004.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative and other costs. Effective January 30, 2005, we began reporting our majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, within the Specialty Retail segment. Shoes.com, Inc. had previously been reported within the Other segment.

Unallocated corporate administrative and other costs were $9.3 million in the second quarter of 2005 as compared to $5.9 million in the second quarter of the prior year. This increase is due to several factors, including higher share-based and incentive compensation costs and severance costs related to reductions in our workforce.

Unallocated corporate administrative and other costs were $16.8 million in the first half of 2005 as compared to $13.7 million in the first half of the prior year. This increase is due to several factors, including higher share-based and incentive compensation costs and severance costs related to reductions in our workforce.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	July 30, 2005	July 31, 2004	Increase/ (Decrease)
Current maturities of long-term debt	$79.0	$27.5	$51.5
Long-term debt	200.0	100.0	100.0
Total short- and long-term debt	$279.0	$127.5	$151.5

Total debt obligations have increased by $151.5 million, or 119%, to $279.0 million at July 31, 2005, as compared to $127.5 million at July 30, 2004. The increase in total debt obligations is due to the issuance of $150 million of Senior Notes to fund a portion of the Bennett acquisition, which is described in more detail below. Interest expense increased $3.1 million, or 141%, to $5.2 million in the second quarter of 2005 from $2.1 million in the second quarter of the prior year, due to the new $150 million Senior Notes.

To fund a portion of the Bennett acquisition, we issued $150 million aggregate principal amount 8.75% senior notes due 2012. The Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under our senior secured credit facility. Interest is payable on May 1 and November 1 of each year, beginning on November 1, 2005. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants, including, among other things, restrictions on the payment of dividends, the incurrence of additional indebtedness, the guarantee or pledge of our assets, certain investments, and our ability to merge or consolidate with another entity or sell substantially all of our assets.

We have a Revolving Credit Agreement that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base. Borrowing availability under the Credit Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Credit Agreement matures on July 21, 2009, and our obligations are secured by our accounts receivable and inventory. Borrowings under the Credit Agreement bear interest at a variable rate determined based upon the level of availability under the Credit Agreement. If availability falls below specified levels, we would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Credit Agreement also contains certain other covenants and restrictions. On March 14, 2005, we entered into the First Amendment to the Credit Agreement to permit the acquisition of Bennett and the issuance of 8.75% Senior Notes due 2012.

At July 30, 2005, we had $129.0 million of borrowings outstanding and $23.1 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was approximately $198 million at July 30, 2005.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	July 30, 2005	July 31, 2004	Increase/ (Decrease)
Net cash provided (used) by operating activities	$49.2	$29.2	$20.0
Net cash provided (used) by investing activities	(222.6)	(19.0)	(203.6)
Net cash provided (used) by financing activities	131.0	5.6	125.4
Increase (decrease) in cash and cash equivalents	$(42.4)	$15.8	$(58.2)

A summary of key financial data and ratios at the dates indicated is as follows:

	July 30, 2005	July 31, 2004	January 29, 2005
Working capital ($ millions)	$275.9	$305.5	$281.3

Current ratio	1.7:1	1.9:1	1.8:1

Total debt as a percentage of total capitalization	41.2%	25.8%	26.6%

Working capital at July 30, 2005 was $275.9 million, which was $5.4 million lower than at January 29, 2005, and $29.6 million lower than at July 30, 2004. The decline in our working capital is attributable to a reduction in cash and cash equivalents. In connection with our acquisition of Bennett, we repatriated $60.5 million of earnings from our foreign subsidiaries and used this cash to partially fund the acquisition. Our current ratio, the relationship of current assets to current liabilities, decreased to 1.7 to 1 at July 30, 2005 from the ratio at January 29, 2005 and the July 31, 2004 ratio as a result of the Bennett acquisition.

At July 30, 2005, we had $37.0 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The Act provides for a special tax rate for certain foreign earnings that are repatriated to the United States if certain conditions are met. In connection with the acquisition of Bennett, we repatriated $60.5 million of earnings from our foreign subsidiaries under the provisions of the Act. We anticipate that we will repatriate approximately $20 million in additional foreign earnings during 2005. We are providing tax expense at the expected 5.25% effective rate under the Act as these current period earnings are being generated. With regard to any other accumulated unremitted foreign earnings, our intention is to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax-effective to do so.

In May 2000, we announced a stock repurchase program authorizing the repurchase of up to 2 million shares of our outstanding common stock. Since the inception of this program, we have purchased a total of 928,900 shares for $11.3 million. No shares were purchased under the plan in either fiscal 2005 or fiscal 2004.

We paid dividends of $0.10 per share in the second quarter of 2005 and the second quarter of 2004.

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

As of July 30, 2005, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Controls and Procedures

Transition of Business and Financial Systems for Wholesale Operations Segment
As of July 30, 2005, we have substantially completed the transition of certain of our business and financial systems supporting our Wholesale Operations segment to new platforms. Implementation of the new systems involved changes to our procedures for control over financial reporting. The new systems have been subjected to testing and, based on that testing, appropriate controls are functioning to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have not experienced any significant difficulties in connection with the implementation or operation of the new systems.

Acquisition of Bennett Footwear
On April 22, 2005, we completed the acquisition of Bennett Footwear Group, LLC. The operating results of Bennett are included in our results from April 22, 2005, to July 30, 2005. We have applied our disclosure controls and procedures to the operating results of Bennett for that period. We will continue to closely monitor and refine our internal controls over financial reporting for this division during the transition and integration period. No deficiencies have been identified at this time.

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended July 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 13 of the condensed consolidated financial statements.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2005.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program		Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
May 1, 2005 - May 28, 2005	20,489	(2)	$31.567	(2)	-	(2)	1,071,100

May 29, 2005 - July 2, 2005	7,694	(2)	38.006	(2)	-	(2)	1,071,100

July 3, 2005 - July 30, 2005	-		-		-		1,071,100

Total	28,183		$33.325		-		1,071,100

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

BROWN SHOE COMPANY, INC.

Date: September 6, 2005	/s/ Andrew M. Rosen
Senior Vice President and Chief Financial Officer on Behalf of the Registrant and as the Principal Financial Officer