Form 10-Q
period 2005-10-29
BROWN SHOE CO INC
filed 2005-12-06
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 29, 2005

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]    No [X]

As of November 26, 2005, 18,440,531 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
		AS RESTATED (See Note 2)
($ thousands)	October 29, 2005	October 30, 2004	January 29, 2005
Assets
Current Assets
Cash and cash equivalents	$48,107	$74,793	$79,448
Receivables	120,765	74,850	97,503
Inventories	429,147	409,961	421,450
Prepaid expenses and other current assets	24,704	15,737	24,438
Total current assets	622,723	575,341	622,839

Other assets	87,431	90,059	87,427
Goodwill and intangible assets, net	186,817	20,860	21,474

Property and equipment	355,978	332,300	339,138
Allowances for depreciation and amortization	(239,911)	(222,196)	(224,744)
Total property and equipment	116,067	110,104	114,394
Total assets	$1,013,038	$796,364	$846,134

Liabilities and Shareholders' Equity
Current Liabilities
Current maturities of long-term debt	$67,500	$43,500	$92,000
Trade accounts payable	125,542	108,755	143,982
Accrued expenses	126,236	90,934	98,096
Income taxes	4,088	11,811	7,437
Total current liabilities	323,366	255,000	341,515

Other Liabilities
Long-term debt	200,000	100,000	50,000
Other liabilities	70,991	56,520	63,316
Total other liabilities	270,991	156,520	113,316

Shareholders' Equity
Common stock	69,112	68,229	68,406
Additional paid-in capital	64,215	62,977	62,639
Unamortized value of restricted stock	(1,964)	(2,935)	(2,661)
Accumulated other comprehensive income (loss)	1,288	(607)	(983)
Retained earnings	286,030	257,180	263,902
Total shareholders’ equity	418,681	384,844	391,303
Total liabilities and shareholders’ equity	$1,013,038	$796,364	$846,134
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
		AS RESTATED (See Note 2)		AS RESTATED (See Note 2)
($ thousands, except per share amounts)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$617,676	$514,825	$1,692,439	$1,465,314
Cost of goods sold	378,223	306,782	1,026,734	868,661
Gross profit	239,453	208,043	665,705	596,653
Selling and administrative expenses	208,058	180,178	600,468	540,900
Operating earnings	31,395	27,865	65,237	55,753
Interest expense	(5,289)	(1,980)	(13,845)	(6,600)
Interest income	266	221	899	517
Earnings before income taxes	26,372	26,106	52,291	49,670
Income tax provision	(6,600)	(7,540)	(24,657)	(14,910)
Net earnings	$19,772	$18,566	$27,634	$34,760

Basic net earnings per common share	$1.09	$1.03	$1.52	$1.94

Diluted net earnings per common share	$1.04	$1.00	$1.46	$1.84

Dividends per common share	$0.10	$0.10	$0.30	$0.30
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-nine Weeks Ended
		AS RESTATED (See Note 2)
($ thousands)	October 29, 2005	October 30, 2004

Operating Activities:
Net earnings	$27,634	$34,760
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,329	22,426
Share-based compensation expense (income)	1,499	(1,480)
Loss on disposal of facilities and equipment	755	739
Impairment charges for facilities and equipment	1,496	1,481
Provision for (recoveries from) doubtful accounts	28	(342)
Changes in operating assets and liabilities:
Receivables	(2,609)	7,422
Inventories	21,720	(33,751)
Prepaid expenses and other current assets	(3,117)	(2,410)
Trade accounts payable and accrued expenses	959	(12,932)
Income taxes	(3,349)	8,851
Deferred rent	1,357	3,470
Deferred income taxes	2,363	2,088
Collection of non-current insurance receivable	3,004	950
Other, net	1,414	(1,824)
Net cash provided by operating activities	82,483	29,448

Investing Activities:
Acquisition cost, net of cash received	(206,026)	-
Capital expenditures	(26,514)	(30,343)
Other	531	153
Net cash used for investing activities	(232,009)	(30,190)

Financing Activities:
(Decrease) increase in current maturities of long-term debt	(24,500)	24,000
Proceeds from issuance of senior notes	150,000	-
Debt issuance costs	(4,733)	(1,274)
Proceeds from stock options exercised	2,061	1,687
Tax benefit related to share-based plans	864	913
Dividends paid	(5,507)	(5,448)
Net cash provided by financing activities	118,185	19,878
(Decrease) increase in cash and cash equivalents	(31,341)	19,136
Cash and cash equivalents at beginning of period	79,448	55,657
Cash and cash equivalents at end of period	$48,107	$74,793
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

In conjunction with the issuance of the Company’s consolidated financial statements for the year ended January 29, 2005 (fiscal 2004), the Company restated its results for the first three quarters of fiscal 2004 and prior years to correct its method of accounting for certain lease issues. Accordingly, the consolidated financial statements for the third quarter and the first nine months of 2004, included herein, have been restated.

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

The adjustment to net earnings is a noncash item. As a result of the restatement, the Company’s earnings before income taxes were reduced by $416,000 and $723,000, and the Company’s net earnings were reduced by $254,000 and $441,000, respectively, for the thirteen weeks and thirty-nine weeks ended October 30, 2004. The restatement had the effect of reducing basic and diluted net earnings per common share by $0.02 and $0.01 for the thirteen weeks ended October 30, 2004, respectively, and $0.03 for the thirty-nine weeks ended October 30, 2004.

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

The total consideration paid by the Company in connection with the acquisition of Bennett was $206.4 million, including associated fees and expenses. The cost to acquire Bennett has been allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The allocation has resulted in acquired goodwill of $70.1 million and intangible assets related to trademarks, licenses and customer relationships of $98.5 million.

The Company has determined that certain redundant employment positions at Bennett will be eliminated and recorded a severance liability of $0.6 million in the preliminary allocation of purchase price. The Company funded approximately $0.1 million of this liability through October 29, 2005. The Company anticipates that the remaining severance liability will be funded during the fourth quarter of 2005.

The following unaudited pro forma information presents the results of operations of the Company as if the Bennett acquisition had taken place on January 30, 2005 (the beginning of fiscal 2005), and February 1, 2004 (the beginning of fiscal 2004), respectively:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ Thousands)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$617,676	$573,524	$1,729,809	$1,626,053
Net earnings	19,804	19,471	26,150	23,619
Net earnings per common share:
Basic	1.09	1.09	1.44	1.32
Diluted	1.04	1.04	1.38	1.26

The unaudited pro forma results shown above reflect the assumption that, on January 30, 2005 and February 1, 2004, the Company would have financed the Bennett acquisition under identical terms and conditions as the actual financing, including the repatriation of $60.5 million of foreign earnings to fund a portion of the acquisition and related expenses, and the associated $9.6 million tax expense. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Bennett acquisition occurred as of January 30, 2005, and February 1, 2004, respectively.

Prior to and in connection with the acquisition, the Company entered into a commitment with a lender to provide $100.0 million of short-term financing (the “Bridge Commitment”) on a senior unsecured basis. The Bridge Commitment was not funded as a result of the issuance of the senior notes, described below, simultaneously with the closing of the Bennett acquisition. The Company expensed all fees and costs associated with the Bridge Commitment, totaling $1.0 million, during the quarter ended April 2005 as a component of interest expense.

To fund a portion of the acquisition and associated expenses, the Company issued $150 million aggregate principal amount of 8.75% senior notes due 2012. To fund the remaining portion of the acquisition and associated expenses, the Company repatriated $60.5 million of earnings from its foreign subsidiaries pursuant to the American Jobs Creation Act of 2004.

Note 4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended October 29, 2005 and October 30, 2004:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

NUMERATOR
Net earnings	$19,772	$18,566	$27,634	$34,760

DENOMINATOR
Denominator for basic earnings per common share	18,214	17,943	18,145	17,902
Dilutive effect of unvested restricted stock and stock options	740	706	783	950
Denominator for diluted earnings per common share	18,954	18,649	18,928	18,852

Basic earnings per common share	$1.09	$1.03	$1.52	$1.94

Diluted earnings per common share	$1.04	$1.00	$1.46	$1.84

Options to purchase 372,683 and 387,600 shares of common stock for the thirteen week periods and 374,794 and 284,978 for the thirty-nine week periods ended October 29, 2005 and October 30, 2004, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 5.	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended October 29, 2005, and October 30, 2004:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ Thousands)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net earnings	$19,772	$18,566	$27,634	$34,760

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,682	3,580	2,286	3,488
Unrealized losses on derivative instruments	(498)	(631)	(1,218)	(743)
Net loss from derivatives reclassified into earnings	337	418	1,203	1,582
	1,521	3,367	2,271	4,327
Comprehensive income	$21,293	$21,933	$29,905	$39,087

Note 6.	Restructuring Charges

Naturalizer Restructuring and Store Closings
During the second quarter of 2005, the Company announced a series of initiatives to strengthen its Naturalizer brand, including plans to close approximately 80 underperforming Naturalizer stores, consolidate all buying, merchandise planning and allocation functions, consolidate all retail accounting and information systems support and streamline certain Naturalizer Wholesale operations, including the sales, marketing and product development areas. During the third quarter, the Company increased the number of expected store closings under this initiative to 97, 73 in the United States and 24 in Canada. In connection with the restructuring, the Company expects to incur total pre-tax costs in the range of $14 million to $16 million, substantially all of which is expected to be incurred in fiscal 2005. The Company recorded a pre-tax charge of $2.9 million in the second quarter of 2005 and a pre-tax charge of $5.2 in the third quarter of 2005, the components of which are as follows:

	Pre-tax Charge Recorded in
($ Millions)	Second Quarter 2005	Third Quarter 2005
Severance and benefit costs	$1.1	$0.4
Cost to buy out leases prior to their normal expiration date	1.0	2.6
Write off fixed assets	0.6	1.3
Markdowns to liquidate store inventory	0.2	0.9
	$2.9	$5.2

Of the $2.9 million charge recorded in the second quarter, $2.3 million was reflected in the Specialty Retail segment and $0.6 million was reflected in the Wholesale Operations segment. Of this charge, $0.2 million was reflected in cost of goods sold and $2.7 million was reflected in selling and administrative expenses. A tax benefit of $1.1 million was associated with this charge.

Of the $5.2 million charge recorded in the third quarter, $0.9 million was reflected in cost of goods sold and $4.3 million was reflected in selling and administrative expenses. The entire charge of $5.2 million was reflected in the Specialty Retail segment. A tax benefit of $2.0 million was associated with this charge.

The following is a summary of the activity in the reserve, by category of costs:

	Employee Severance	Lease Buyouts	Fixed Asset Write-off	Inventory Markdowns	Total
Original charge and reserve balance	$1.1	$1.0	$0.6	$0.2	$2.9
Amounts settled in quarter ending July 30, 2005	(0.2)	(0.4)	(0.6)	(0.2)	(1.4)
Additional charge in quarter ending October 29, 2005	0.4	2.6	1.3	0.9	5.2
Amounts settled in quarter ending October 29, 2005	(0.7)	(2.5)	(1.3)	(0.9)	(5.4)
Reserve balance October 29, 2005	$0.6	$0.7	$-	$-	$1.3

Inventory markdowns and the write-off of assets are non-cash items.

Note 7.	Business Segment Information

Applicable business segment information is as follows for the periods ended October 29, 2005, and October 30, 2004:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals

Thirteen Weeks Ended October 29, 2005

External sales	$328,059	$226,480	$63,137	$-	$617,676
Intersegment sales	582	42,199	-	-	42,781
Operating earnings (loss)	26,178	19,201	(6,993)	(6,991)	31,395
Operating segment assets	398,975	424,291	80,399	109,373	1,013,038

Thirteen Weeks Ended October 30, 2004

External sales	$311,685	$148,696	$54,444	$-	$514,825
Intersegment sales	414	46,673	-	-	47,087
Operating earnings (loss)	24,386	10,375	(1,644)	(5,252)	27,865
Operating segment assets	379,303	188,372	86,999	141,690	796,364

Thirty-nine Weeks Ended October 29, 2005

External sales	$903,040	$615,147	$174,252	$-	$1,692,439
Intersegment sales	1,436	121,250	-	-	122,686
Operating earnings (loss)	51,988	52,967	(15,973)	(23,745)	65,237

Thirty-nine Weeks Ended October 30, 2004

External sales	$853,620	$457,125	$154,569	$-	$1,465,314
Intersegment sales	1,054	121,606	-	-	122,660
Operating earnings (loss)	49,096	32,144	(6,541)	(18,946)	55,753

In fiscal 2005, the Company began reporting its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, within the Specialty Retail segment. Shoes.com had previously been reported within the Other segment. Prior year amounts have been reclassified to conform to current year presentation. This reclassification resulted in a transfer of sales of $8.7 million and $4.5 million in the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and resulted in a transfer of operating earnings of $0.5 million and an operating loss of $0.2 million in the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, to the Specialty Retail segment. This reclassification resulted in a transfer of sales of $22.0 million and $11.1 million and a transfer of operating earnings of $0.2 million and an operating loss of $0.3 million in the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively, to the Specialty Retail segment. This reclassification also resulted in a transfer of operating segment assets of $11.5 million and $7.2 million at October 29, 2005 and October 30, 2004, respectively.

The operating loss of the Specialty Retail segment for the thirteen and thirty-nine weeks ending October 29, 2005, includes charges of $5.2 million and $7.6 million, respectively, related to the Company’s initiative to close underperforming Naturalizer stores in the United States and Canada.

The Other segment includes unallocated corporate administrative and other costs.

Note 8.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	October 29, 2005	October 30, 2004	January 29, 2005
Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	175,270	10,233	10,230
Specialty Retail	7,295	7,098	6,992
Other	723	-	723
	$186,817	$20,860	$21,474

The change between periods in the Wholesale Operations segment reflects the Company’s preliminary purchase price allocation for the acquisition of Bennett on April 22, 2005. The Company’s purchase price allocation has resulted in acquired goodwill of $70.1 million and identifiable intangible assets of $98.5 million. The intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 14 years, except for the Via Spiga trademark, for which an indefinite life has been assigned. The change between periods for the Specialty Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment from October 30, 2004 to October 29, 2005, of $0.7 million reflects the adjustment to the Company’s minimum pension liability recorded in the fourth quarter of 2004.

Note 9.	Share-Based Compensation

As of October 29, 2005, the Company had four share-based compensation plans, which are described more fully in Note 16 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended January 29, 2005. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recognized in net earnings for stock appreciation units, stock performance plans and restricted stock grants. No share-based employee compensation cost is reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock options outstanding:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net earnings, as reported	$19,772	$18,566	$27,634	$34,760
Add: Total share-based employee compensation expense (income) included in reported net earnings, net of related tax effect	218	(1,425)	944	(962)
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(934)	618	(3,756)	(1,396)
Pro forma net earnings	$19,056	$17,759	$24,822	$32,402
Earnings per share:
Basic - as reported	$1.09	$1.03	$1.52	$1.94
Basic - pro forma	1.05	0.99	1.37	1.81
Diluted - as reported	1.04	1.00	1.46	1.84
Diluted - pro forma	1.01	0.95	1.31	1.72

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has historically provided pro forma disclosures of stock option expense in the notes to the Company’s financial statements as previously allowed by SFAS No. 123, rather than recognizing the impact of such expense in the financial statements. As a result of the Securities and Exchange Commission’s April 15, 2005 release delaying the required date of adoption, the Company plans to adopt the provisions of SFAS No. 123(R) at the beginning of fiscal year 2006. The Company anticipates that the adoption of SFAS No. 123(R) will result in additional expense of $5.7 million ($5.0 million on an after-tax basis, or $0.26 per diluted share) to expense stock options during fiscal 2006.

The Company issued 28,034 and 5,250 shares of common stock for the thirteen week periods, and 187,990 and 117,827 shares of common stock for the thirty-nine week periods, ended October 29, 2005 and October 30, 2004, respectively, for stock options exercised, stock performance awards and restricted stock grants.

Note 10.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit plan cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost	$1,656	$1,543	$-	$-
Interest cost	2,277	2,169	65	65
Expected return on assets	(3,947)	(3,831)	-	-
Curtailment loss	18	-	-	-
Settlement loss	71	-	-	-
Amortization of:
Actuarial loss (gain)	111	104	(15)	(35)
Prior service costs	100	78	-	-
Net transition assets	(48)	-	-	-
Total net periodic benefit cost	$238	$63	$50	$30

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Service cost	$4,844	$4,625	$-	$-
Interest cost	6,844	6,500	195	195
Expected return on assets	(11,817)	(11,481)	-	-
Curtailment loss	18	-	-	-
Settlement loss	71	-	-	-
Amortization of:
Actuarial loss (gain)	371	263	(45)	(105)
Prior service costs	300	234	-	-
Net transition assets	(140)	(85)	-	-
Total net periodic benefit cost	$491	$56	$150	$90

Note 11.	Income Taxes

In connection with the acquisition of Bennett, the Company repatriated $60.5 million of earnings from its foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004. The Company recognized $9.6 million of tax expense associated with the repatriation.

The Company anticipates that it will repatriate additional foreign earnings of approximately $30 - $32 million during the fourth quarter of 2005 to be utilized under the provisions of the American Jobs Creation Act of 2004 (Act). The Company is providing tax expense at the expected 5.25% effective rate in accordance with the Act as the current period earnings are generated. Depending upon the ultimate amount repatriated in the fourth quarter, the Company may recognize additional tax expense of up to $0.8 million during the fourth quarter of 2005, related to such repatriation.

Note 12.	Debt

Brown Shoe Company, Inc. has a Revolving Credit Agreement (the “Agreement”) that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base, and is guaranteed by certain of its subsidiaries. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures in 2009, and the Company’s obligations are secured by its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. On March 14, 2005, the Company entered into the First Amendment to the Agreement to permit the acquisition of Bennett and the issuance of its 8.75% Senior Notes due 2012.

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

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several of its former manufacturing sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. During the first nine months of 2005, the Company recorded $0.5 million of expense related to this remediation. The anticipated future cost of remediation activities at October 29, 2005 is $5.3 million and is included within accrued expenses and other noncurrent liabilities, but the ultimate cost may vary. The cumulative costs incurred through October 29, 2005 are $16.3 million.

The Company assesses future recoveries from insurance companies related to remediation costs by estimating a range of probable recoveries and recording the low end of the range. Recoveries from other responsible parties are recorded when a contractual agreement is reached. As of October 29, 2005, recorded recoveries totaled $0.3 million and are recorded in other noncurrent assets on the consolidated balance sheet, substantially all of which represents recoveries expected from certain insurance companies as indemnification for amounts spent for remediation associated with the Redfield site. The insurance companies are contesting their indemnity obligations, and the Company has sued its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. The Company believes insurance coverage in place entitles it to reimbursement for more than the recovery recorded. The Company believes the recorded recovery is supported by the fact that the limits of the insurance policies at issue exceed the amount of the recorded recovery and certain insurers have already settled these claims. The Company is unable to estimate the ultimate recovery from the insurance carriers, but is pursuing resolution of its claims.

The Company has completed its remediation efforts at its closed New York tannery and two landfill sites related to that operation. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 19 years. The Company has an accrued liability of $2.2 million at October 29, 2005, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.7 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.7 million in aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills.

Based on information currently available, the Company had an accrued liability of $7.9 million as of October 29, 2005, for the cleanup, maintenance and monitoring at all sites. Of the $7.9 million liability, $1.7 million is included in accrued expenses, and $6.2 million is included in other noncurrent liabilities in the consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
During the fourth quarter of 2004, the Company recorded a charge of $3.5 million related to its guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed the bond obligation. The current owner of the manufacturing and warehouse facility has filed for bankruptcy protection and is liquidating its assets. Although the Company will pursue recovery of these costs, the ultimate outcome is uncertain. Accordingly, the Company recorded its estimate of the maximum exposure, $3.5 million, as a charge in the fourth quarter of 2004. The Company has made payments under this guarantee of $0.8 million during the first three quarters of 2005 and has an accrued liability of $2.7 million at October 29, 2005, related to this matter.

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

The Company is contingently liable for lease commitments of approximately $6.8 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

Note 14.	Financial Information for the Company and its Subsidiaries

On April 22, 2005, Brown Shoe Company, Inc. issued senior notes to finance a portion of the purchase price of Bennett. The notes are fully and unconditionally and jointly and severally guaranteed by all existing and future subsidiaries of Brown Shoe Company, Inc. which are guarantors under its existing Revolving Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (Parent), the Guarantors and subsidiaries of the Parent that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 29, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(1,014)	$13,125	$35,996	$-	$48,107
Receivables	55,348	37,315	28,577	(475)	120,765
Inventories	55,656	367,461	10,160	(4,130)	429,147
Other current assets	5,002	17,518	882	1,302	24,704
Total current assets	114,992	435,419	75,615	(3,303)	622,723
Other assets	75,177	197,108	1,963	-	274,248
Property and equipment, net	14,655	97,952	3,460	-	116,067
Investment in subsidiaries	453,223	47,891	-	(501,114)	-
Total assets	$658,047	$778,370	$81,038	$(504,417)	$1,013,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$67,500	$-	$475	$(475)	$67,500
Trade accounts payable	11,148	86,724	27,670	-	125,542
Accrued expenses	59,296	58,494	5,775	2,671	126,236
Income taxes	(2,777)	5,271	2,985	(1,391)	4,088
Total current liabilities	135,167	150,489	36,905	805	323,366
Other Liabilities
Long-term debt	200,000	-	-	-	200,000
Other liabilities	35,070	35,952	(31)	-	70,991
Intercompany (receivable) payable	(130,871)	135,628	(649)	(4,108)	-
Total other liabilities	104,199	171,580	(680)	(4,108)	270,991
Shareholders’ equity	418,681	456,301	44,813	(501,114)	418,681
Total liabilities and shareholders’ equity	$658,047	$778,370	$81,038	$(504,417)	$1,013,038

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$400,665	$1,182,862	$238,126	$(129,214)	$1,692,439
Cost of goods sold	295,060	669,250	191,638	(129,214)	1,026,734
Gross profit	105,605	513,612	46,488	-	665,705
Selling and administrative expenses	98,857	476,383	25,228	-	600,468
Equity in (earnings) of subsidiaries	(39,160)	(19,428)	-	58,588	-
Operating earnings	45,908	56,657	21,260	(58,588)	65,237
Interest expense	(13,809)	-	(36)	-	(13,845)
Interest income	15	89	795	-	899
Intercompany interest income (expense)	4,041	(4,945)	904	-	-
Earnings before income taxes	36,155	51,801	22,923	(58,588)	52,291
Income tax provision	(8,521)	(13,233)	(2,903)	-	(24,657)
Net earnings (loss)	$27,634	$38,568	$20,020	$(58,588)	$27,634

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$30,597	$34,499	$17,159	$228	$82,483

Investing activities
Acquisition cost, net of cash received	-	(206,026)	-	-	(206,026)
Capital expenditures	(1,444)	(24,690)	(380)	-	(26,514)
Other	531	-	-	-	531
Net cash used by investing activities	(913)	(230,716)	(380)	-	(232,009)

Financing activities
(Decrease) increase in current maturities of long-term debt	(24,500)	-	(300)	300	(24,500)
Proceeds from issuance of Senior Notes	150,000	-	-	-	150,000
Debt issuance costs	(4,733)	-	-	-	(4,733)
Proceeds from stock options exercised	2,061	-	-	-	2,061
Tax benefit related to share-based plans	864	-	-	-	864
Dividends (paid) received	(5,507)	60,464	(60,464)	-	(5,507)
Intercompany financing	(145,226)	138,973	6,781	(528)	-
Net cash (used) provided by financing activities	(27,041)	199,437	(53,983)	(228)	118,185

Increase (decrease) in cash and cash equivalents	2,643	3,220	(37,204)	-	(31,341)
Cash and cash equivalents at beginning of period	(3,657)	9,905	73,200	-	79,448
Cash and cash equivalents at end of period	$(1,014)	$13,125	$35,996	$-	$48,107

CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 30, 2004

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$226	$5,190	$69,377	$-	$74,793
Receivables	56,085	6,332	13,183	(750)	74,850
Inventories	71,946	339,855	5,128	(6,968)	409,961
Other current assets	1,864	10,455	1,070	2,348	15,737
Total current assets	130,121	361,832	88,758	(5,370)	575,341
Other assets	72,972	35,813	2,134	-	110,919
Property and equipment, net	15,017	91,358	3,729	-	110,104
Investment in subsidiaries	401,439	83,019	-	(484,458)	-
Total assets	$619,549	$572,022	$94,621	$(489,828)	$796,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$43,500	$-	$750	$(750)	$43,500
Trade accounts payable	13,385	80,902	14,468	-	108,755
Accrued expenses	45,197	43,655	4,494	(2,412)	90,934
Income taxes	7,446	532	2,033	1,800	11,811
Total current liabilities	109,528	125,089	21,745	(1,362)	255,000
Other Liabilities
Long-term debt	100,000	-	-	-	100,000
Other liabilities	28,786	27,675	59	-	56,520
Intercompany payable (receivable)	(3,609)	14,056	(6,436)	(4,011)	-
Total other liabilities	125,177	41,731	(6,377)	(4,011)	156,520
Shareholders’ equity	384,844	405,202	79,253	(484,455)	384,844
Total liabilities and shareholders’ equity	$619,549	$572,022	$94,621	$(489,828)	$796,364

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$396,647	$1,021,233	$195,070	$(147,636)	$1,465,314
Cost of goods sold	294,827	554,885	164,781	(145,832)	868,661
Gross profit	101,820	466,348	30,289	(1,804)	596,653
Selling and administrative expenses	98,699	429,168	14,837	(1,804)	540,900
Equity in (earnings) of subsidiaries	(34,735)	(15,096)	-	49,831	-
Operating earnings	37,856	52,276	15,452	(49,831)	55,753
Interest expense	(6,562)	(2)	(36)	-	(6,600)
Interest income	7	54	456	-	517
Intercompany interest income (expense)	4,806	(5,348)	542	-	-
Earnings before income taxes	36,107	46,980	16,414	(49,831)	49,670
Income tax provision	(1,347)	(12,430)	(1,133)	-	(14,910)
Net earnings (loss)	$34,760	$34,550	15,281	$(49,831)	$34,760

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used) provided by operating activities	$(18,534)	$31,359	$15,304	$1,319	$29,448

Investing activities
Capital expenditures	(2,505)	(26,154)	(1,684)	-	(30,343)
Other	153	-	-	-	153
Net cash used by investing activities	(2,352)	(26,154)	(1,684)	-	(30,190)

Financing activities
Increase in current maturities of long-term debt	24,000	-	(250)	250	24,000
Debt issuance costs	(1,274)	-	-	-	(1,274)
Proceeds from stock options exercised	1,687	-	-	-	1,687
Tax benefit related to share based plans	913	-	-	-	913
Dividends paid	(5,448)	-	-	-	(5,448)
Intercompany financing	4,772	(6,380)	3,177	(1,569)	-
Net cash provided (used) by financing activities	24,650	(6,380)	2,927	(1,319)	19,878

Increase (decrease) in cash and cash equivalents	3,764	(1,175)	16,547	-	19,136
Cash and cash equivalents at beginning of period	(3,538)	6,365	52,830	-	55,657
Cash and cash equivalents at end of period	$226	$5,190	$69,377	$-	$74,793

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain prior year data in “Management Discussion and Analysis of Financial Condition and Results of Operations” have been restated to correct our treatment of certain lease accounting issues. See Note 2 to the condensed consolidated financial statements for further details.

OVERVIEW

Overall, we are pleased with the results of our third quarter as we moved forward with the transition and integration of the Bennett business, acquired in April 2005. We also made solid progress on our initiatives to strengthen our Naturalizer brand by, among other things, closing underperforming stores, and registered solid sales gains in our Famous Footwear and Wholesale businesses. Net earnings for the quarter were ahead of last year’s levels despite the impact of the store closing program.

•
Consolidated net sales rose 20.0% to $617.7 million for the third quarter of fiscal 2005, as compared to $514.8 million for the third quarter of the prior year. Of the sales increase, $66.8 million was attributable to the recently acquired Bennett business. Operating earnings increased 12.7% to $31.4 million in the third quarter of 2005 compared to $27.9 million in the third quarter of 2004. Net earnings were $19.8 million, or $1.04 per diluted share, for the third quarter compared to $18.6 million, or $1.00 per diluted share, for the third quarter of last year. Our net earnings for the third quarter were negatively impacted by charges of $5.2 million ($3.2 million on an after-tax basis, or $0.17 per diluted share) related to our initiative to strengthen our flagship Naturalizer brand by closing underperforming retail stores and consolidating and streamlining certain retail and wholesale functions.

Following is a summary of our operating results in the third quarter of 2005 and the status of our balance sheet:

•
Famous Footwear’s net sales increased 5.3% to $328.1 million in the third quarter compared to $311.7 million last year. Same-store sales increased 2.1%. Famous Footwear benefited from improvement in sales of women’s fashion footwear and men’s and children’s footwear during the quarter. Sales of athletic footwear improved from trends experienced earlier in the year. Operating earnings increased to $26.2 million in the third quarter compared to $24.4 million in the third quarter of the prior year. The improvement in operating earnings was due to the leveraging of higher sales across the expense base.

•
Our Wholesale Operations segment’s sales increased 52.3% to $226.5 million in the third quarter reflecting the additional sales from the acquired Bennett business of $65.1 million and increased sales in most of the division’s brands. As a result, operating earnings increased in the third quarter to $19.2 million compared to $10.4 million in the third quarter last year. The Bennett division contributed $5.8 million in operating earnings during the quarter.

•
Our Specialty Retail segment experienced a 16.0% increase in net sales to $63.1 million in the third quarter, compared to $54.4 million in the third quarter of the prior year, primarily due to significant growth in our Shoes.com business and a same-store sales increase of 2.5% for the quarter. We incurred an operating loss of $7.0 million in the third quarter compared to an operating loss of $1.6 million in the third quarter of the prior year. The higher loss was driven by charges of $5.2 million related to our initiative to close underperforming stores.

•
Inventories at quarter-end were $429.1 million, up from $410.0 million last year. The current year increase reflects Bennett inventory of $25.5 million and additional stores and square footage at Famous Footwear, partially offset by lower inventory levels within our Wholesale Operations segment. Our current ratio, the relationship of current assets to current liabilities, increased slightly to 1.9 to 1 compared to 1.8 to 1 at January 29, 2005, and declined from the October 30, 2004 ratio of 2.3 to 1. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity increased to 39.0% at the end of the quarter from 27.2% at the end of the year-ago quarter, driven by the issuance of $150 million senior notes due 2012 in conjunction with the acquisition of Bennett. However, our debt-to-capital ratio has decreased from 41.2% at the end of the second quarter of fiscal 2005 as a result of our financial results and cash flows during the third quarter.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
			AS RESTATED				AS RESTATED
	October 29, 2005		October 30, 2004		October 29, 2005		October 30, 2004
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$617.7	100.0%	$514.8	100.0%	$1,692.4	100.0%	$1,465.3	100.0%
Cost of goods sold	378.2	61.2%	306.8	59.6%	1,026.7	60.7%	868.6	59.3%
Gross profit	239.5	38.8%	208.0	40.4%	665.7	39.3%	596.7	40.7%
Selling and administrative expenses	208.1	33.7%	180.1	35.0%	600.5	35.4%	540.9	36.9%
Operating earnings	31.4	5.1%	27.9	5.4%	65.2	3.9%	55.8	3.8%
Interest expense	(5.3)	(0.9)%	(2.0)	(0.3)%	(13.8)	(0.9)%	(6.6)	(0.4)%
Interest income	0.3	0.1%	0.2	0.0%	0.9	0.1%	0.5	0.0%
Earnings before income taxes	26.4	4.3%	26.1	5.1%	52.3	3.1%	49.7	3.4%
Income tax provision	(6.6)	(1.1)%	(7.5)	(1.5)%	(24.7)	(1.5)%	(14.9)	(1.0)%
Net earnings	$19.8	3.2%	$18.6	3.6%	$27.6	1.6%	$34.8	2.4%

Net Sales
Net sales increased $102.9 million, or 20.0%, to $617.7 million in the third quarter of 2005 as compared to $514.8 million in the third quarter of the prior year. The acquisition of Bennett contributed $66.8 million in sales during the quarter, accounting for approximately two thirds of the increase. Famous Footwear improved its sales by $16.4 million over the year-ago quarter, reflecting a same-store sales gain of 2.1% and additional stores in the current period. In addition, our Wholesale Operations, excluding Bennett, increased $12.6 million, led by improved sales of women’s private label, Carlos by Carlos Santana, Children’s and Dr. Scholl’s product.

Net sales increased $227.1 million, or 15.5%, to $1,692.4 million in the first nine months of 2005 as compared to $1,465.3 million in the first nine months of the prior year. This increase is attributable to an increase of $49.4 million at Famous Footwear, reflecting a same-store sales gain of 1.9% and additional stores, sales from the recently acquired Bennett business, which contributed $118.3 million in sales in 2005, and a sales improvement of $42.9 million in our Wholesale Operations, excluding Bennett, reflecting higher sales in most divisions.

Gross Profit
Gross profit increased $31.5 million, or 15.1%, to $239.5 million for the third quarter of 2005 as compared to $208.0 million in the third quarter of the prior year. The increase in gross profit is the result of higher net sales. However, as a percent of net sales, our gross profit rate decreased to 38.8% in the third quarter from 40.4% in the third quarter of the prior year primarily due to a heavier mix of Wholesale sales, which carry a lower margin than our Retail operations. Markdowns incurred related to the closing of Naturalizer stores also contributed to the decline in the gross profit rate.

Gross profit increased $69.0 million, or 11.6%, to $665.7 million for the first nine months of 2005 as compared to $596.7 million in the first nine months of the prior year, as a result of the higher sales base and the addition of the Bennett business. As a percent of net sales, our gross profit rate decreased to 39.3% in the first nine months from 40.7% in the first nine months of the prior year. This reduction was due to the same factors described in the preceding paragraph. In addition, the Company experienced lower margins on inventory acquired in the Bennett acquisition as a result of the fair value purchase price allocation.

Selling and Administrative Expenses
Selling and administrative expenses increased $28.0 million, or 15.5%, to $208.1 million for the third quarter as compared to $180.1 million in the third quarter of the prior year. The increase is due, in part, to the inclusion of Bennett selling and administrative expenses, which accounted for nearly one-half of the consolidated increase. In addition, Famous Footwear has experienced higher selling and administrative expenses to support the higher sales base. Further, during the third quarter of 2005, we recognized restructuring charges of $4.3 million related to our initiative to close underperforming Naturalizer retail stores and consolidate and streamline certain retail and wholesale functions. As a percentage of sales, selling and administrative expenses have decreased to 33.7% from 35.0%, as we have better leveraged our expense base.

Selling and administrative expenses increased $59.6 million, or 11.0%, to $600.5 million for the first nine months of 2005 as compared to $540.9 million in the first nine months of the prior year. This increase in selling and administrative expenses was due to the factors described in the preceding paragraph. In addition, the increase was partially offset by the non-recurrence of transition and assimilation costs related to the Bass business, which were incurred in 2004. As a percentage of sales, selling and administrative expenses have decreased to 35.4% from 36.9%, reflecting a better leveraged expense base.

Interest Expense
Interest expense increased $3.3 million to $5.3 million in the third quarter as compared to $2.0 million in the third quarter of the prior year. The increase in interest expense is a result of the additional interest expense from the $150 million 8.75% senior notes due 2012 that we issued in April to fund a portion of the Bennett acquisition.

Interest expense increased $7.2 million to $13.8 million in the first nine months of 2005 as compared to $6.6 million in the first nine months of the prior year. The increase in interest expense is a result of the additional interest expense from the senior notes described above and a charge of $1.0 million for bank commitment fees incurred in the first quarter of 2005 in connection with funding the acquisition of Bennett.
Income Tax Provision
Our consolidated effective tax rate was 25.0% in the third quarter of 2005 as compared to 28.9% in the third quarter of the prior year, reflecting a higher mix of foreign income, which is taxed at lower rates.

For the first nine months of 2005, our consolidated effective income tax rate was 47.2% as compared to 30.0% for the first nine months of the prior year, reflecting the $9.6 million of incremental tax expense recorded in the first quarter of 2005 related to our repatriation of $60.5 million of earnings from our foreign subsidiaries to fund a portion of the Bennett acquisition. Excluding the $9.6 million incremental charge, our effective tax rate for the first nine months of 2005 was 28.9% compared to 30.0% in the first nine months of last year. This decrease reflects the higher mix of foreign income, which is taxed at lower rates.

Net Earnings
Net earnings increased $1.2 million, or 6.5%, to $19.8 million in the third quarter as compared to $18.6 million in the third quarter of the prior year. The increase in net earnings reflects the accretion from the Bennett business and sales gains within our Famous Footwear and Wholesale Operations. After consideration of the additional interest costs related to the acquisition and other acquisition related charges, the Bennett business contributed $3.0 million, or $0.16 per diluted share, to net earnings. Net earnings includes aftertax charges of $3.2 million, or $0.17 per diluted share, related to our initiative to strengthen our flagship Naturalizer brand by closing underperforming retail stores and consolidating and streamlining certain retail and wholesale functions.

Net earnings decreased $7.2 million, or 20.5%, to $27.6 million in the first nine months of 2005 as compared to $34.8 million in the first nine months of the prior year, as a result of the Naturalizer restructuring charges of $5.0 million, or $0.26 per diluted share, and acquisition related charges. The Company recognized lower margins on inventory acquired in the Bennett acquisition as a result of the fair value purchase price allocation. In addition, in the first quarter, we recorded $9.6 million of tax expense related to the repatriation of foreign earnings and $1.0 million ($0.6 million on an after-tax basis) for bank commitment fees associated with the Bennett acquisition. These expenses were partially offset by improved operating earnings at our Famous Footwear and Wholesale Operations segments.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
			AS RESTATED				AS RESTATED
	October 29, 2005		October 30, 2004		October 29, 2005		October 30, 2004
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$328.1	100.0%	$311.7	100.0%	$903.0	100.0%	$853.6	100.0%
Cost of goods sold	183.6	56.0%	174.6	56.0%	503.6	55.8%	473.7	55.5%
Gross profit	144.5	44.0%	137.1	44.0%	399.4	44.2%	379.9	44.5%
Selling and administrative expenses	118.3	36.1%	112.7	36.2%	347.4	38.5%	330.8	38.7%
Operating earnings	$26.2	7.9%	$24.4	7.8%	$52.0	5.7%	$49.1	5.8%

Key Metrics
Same-store sales % change	2.1%		(0.4)%		1.9%		(0.2)%
Same-store sales $ change	$6.1		$(1.2)		$15.7		$(1.3)
Sales change from new and closed stores, net	$10.3		$11.3		$33.7		$23.3

Sales per square foot	$50		$49		$138		$135
Square footage (thousand sq. ft.)	6,603		6,394		6,603		6,394

Stores opened	23		16		58		54
Stores closed	13		17		34		33
Ending stores	943		914		943		914

Net Sales
Net sales increased $16.4 million, or 5.3%, to $328.1 million in the third quarter of 2005 as compared to $311.7 million in the third quarter of the prior year. This increase is attributable to higher sales from new stores and the same-store sales increase of 2.1%. The division experienced improvements in sales of women’s fashion footwear as well as men’s and children’s. Athletic sales have also improved compared to trends experienced earlier in the year. During the third quarter of 2005, we opened 23 new stores and closed 13, resulting in 943 stores at the end of the third quarter as compared to 914 at the end of the third quarter of the prior year. Sales per square foot were $50, as compared to $49 a year ago.

Net sales increased $49.4 million, or 5.8%, to $903.0 million in the first nine months of 2005 as compared to $853.6 million in the first nine months of the prior year. This increase is attributable to higher sales from new stores and the same-store sales increase of 1.9%. During the first nine months of 2005, we opened 58 new stores and closed 34. Sales per square foot were $138, compared to $135 a year ago.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. This method avoids the distorting effect that grand opening sales have in the first month of operation. Relocated stores are treated as new stores. Closed stores are excluded from the calculation. Sales change from new and closed stores, net, reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation.

Gross Profit
Gross profit increased $7.4 million, or 5.4%, to $144.5 million in the third quarter of 2005 as compared to $137.1 million in the third quarter of the prior year. The increase in the gross profit is due to the higher sales base. As a percentage of net sales, the gross profit rate was 44.0% in the third quarter of 2005 equal to the third quarter of the prior year.

Gross profit increased $19.5 million, or 5.1%, to $399.4 million in the first nine months of 2005 as compared to $379.9 million in the first nine months of the prior year. The increase in the gross profit is due to the higher sales base. However, as a percentage of net sales, there was a decrease in the gross profit rate to 44.2% in the first nine months of 2005 from 44.5% in the first nine months of the prior year. These lower margins are the result of higher markdowns and slight increases in shrinkage and inbound freight costs.

Selling and Administrative Expenses
Selling and administrative expenses increased $5.6 million, or 5.0%, to $118.3 million for the third quarter of 2005 as compared to $112.7 million in the third quarter of the prior year. This increase is primarily attributable to increased retail facilities costs, driven by store growth, and higher marketing costs. As a percentage of net sales, selling and administrative costs have dropped to 36.1% from 36.2% last year, as the division leveraged its expense base over higher net sales.

Selling and administrative expenses increased $16.6 million, or 5.0%, to $347.4 million for the first nine months of 2005 as compared to $330.8 million in the first nine months of the prior year. This increase is primarily attributable to increased retail facilities costs driven by store growth. As a percentage of net sales, selling and administrative costs decreased to 38.5% from 38.7% last year, as the division leveraged its expense base over higher net sales.

Operating Earnings
Operating earnings increased $1.8 million, or 7.3%, to $26.2 million for the third quarter of 2005 as compared to $24.4 million in the third quarter of the prior year. This increase was driven by the increase in net sales.

Operating earnings increased $2.9 million, or 5.9%, to $52.0 million for the first nine months of 2005 as compared to $49.1 million in the first nine months of the prior year. This increase was driven by the increase in net sales.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29, 2005		October 30, 2004		October 29, 2005		October 30, 2004
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$226.5	100.0%	$148.7	100.0%	$615.1	100.0%	$457.1	100.0%
Cost of goods sold	159.3	70.3%	103.9	69.9%	426.4	69.3%	313.4	68.6%
Gross profit	67.2	29.7%	44.8	30.1%	188.7	30.7%	143.7	31.4%
Selling and administrative expenses	48.0	21.2%	34.4	23.1%	135.7	22.1%	111.6	24.4%
Operating earnings	$19.2	8.5%	$10.4	7.0%	$53.0	8.6%	$32.1	7.0%

Key Metrics
Unfilled order position at end of period, including $78.0 million at October 29, 2005 from the recently acquired Bennett business	$298.5		$197.8

Net Sales
Net sales increased $77.8 million, or 52.3%, to $226.5 million in the third quarter of 2005 as compared to $148.7 million in the third quarter of the prior year. The increase in sales was driven by the recent acquisition of Bennett, which contributed $65.1 million in sales for the period. The segment also experienced sales gains in most of its major brands.

Net sales increased $158.0 million, or 34.6%, to $615.1 million in the first nine months of 2005 as compared to $457.1 million in the first nine months of the prior year. The increase in sales was driven by the acquisition of Bennett, which contributed $115.1 million in sales for the period. The division also experienced sales improvements in all major divisions with the exception of the Naturalizer and Bass divisions.

Gross Profit
Gross profit increased $22.4 million, or 49.9%, to $67.2 million in the third quarter of 2005 as compared to $44.8 million in the third quarter of the prior year, driven by the increase in net sales. However, as a percentage of net sales, our gross profit rate declined slightly to 29.7% in the third quarter from 30.1% in the third quarter of the prior year.

Gross profit increased $45.0 million, or 31.3%, to $188.7 million in the first nine months of 2005 as compared to $143.7 million in the first nine months of the prior year, driven by the increase in net sales. As a percentage of net sales, our gross profit rate declined to 30.7% in the first nine months from 31.4% in the first nine months of the prior year. This decline is principally due to the negative impact of selling through the inventory acquired in the Bennett acquisition, which carried a lower gross profit rate with the write-up of inventory to fair value as required by acquisition accounting.

Selling and Administrative Expenses
Selling and administrative expenses increased $13.6 million, or 39.3%, to $48.0 million for the third quarter of 2005 as compared to $34.4 million in the third quarter of the prior year. The increase is due to $12.1 million of selling and administrative costs and intangible amortization associated with the recently acquired Bennett operations.

Selling and administrative expenses increased $24.1 million, or 21.6%, to $135.7 million for the first nine months of 2005 as compared to $111.6 million in the first nine months of the prior year. A portion of the increase is due to the higher sales base. In addition, the increase is due in part to $26.9 million of selling and administrative costs and intangible amortization associated with the Bennett operations. Partially offsetting these increases is the non-recurrence of $5.1 million of transition and assimilation costs associated with the Bass footwear line, which were incurred in the first three quarters of 2004.

Operating Earnings
Operating earnings increased $8.8 million, or 85.1%, to $19.2 million for the third quarter of 2005 as compared to $10.4 million in the third quarter of the prior year. This improvement is due to the increase in net sales, partially offset by the higher selling and administrative expenses, as described above, and the addition of the Bennett business.

Operating earnings increased $20.9 million, or 64.8%, to $53.0 million for the first nine months of 2005 as compared to $32.1 million in the first nine months of the prior year. This improvement is due to the increase in net sales and the addition of the Bennett business, partially offset by the higher selling and administrative expenses, as described above, and the non-recurrence of $5.1 million of transition and assimilation costs associated with the Bass footwear line, which were incurred in the first half of 2004.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
			AS RESTATED				AS RESTATED
	October 29, 2005		October 30, 2004		October 29, 2005		October 30, 2004
($ millions, except for sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$63.1	100.0%	$54.4	100.0%	$174.3	100.0%	$154.6	100.0%
Cost of goods sold	35.3	55.9%	28.3	52.0%	96.6	55.4%	81.5	52.7%
Gross profit	27.8	44.1%	26.1	48.0%	77.7	44.6%	73.1	47.3%
Selling and administrative expenses	34.8	55.2%	27.7	51.0%	93.7	53.8%	79.6	51.5%
Operating loss	$(7.0)	(11.1)%	$(1.6)	(3.0)%	$(16.0)	(9.2)%	$(6.5)	(4.2)%

Key Metrics
Same-store sales % change	2.5%		(2.8)%		1.0%		(1.6)%
Same-store sales $ change	$1.2		$(1.4)		$1.3		$(2.3)
Sales change from new and closed stores, net	$2.0		$0.5		$3.3		$0.8
Impact of changes in Canadian exchange rate on sales	$1.3		$1.0		$4.2		$2.7
Increase in sales of e-commerce subsidiary	$4.2		$2.5		$10.9		$5.7

Sales per square foot, excluding e-commerce subsidiary	$83		$81		$244		$236
Square footage (thousand sq. ft.)	636		586		636		586

Stores acquired upon Bennett acquisition	-		-		12		-
Stores opened	32		4		37		13
Stores transferred, net	-		-		-		4
Stores closed	20		3		43		14
Ending stores	381		381		381		381

Net Sales
Net sales increased $8.7 million, or 16.0%, to $63.1 million in the third quarter of 2005 as compared to $54.4 million in the third quarter of the prior year. Same-store sales increased 2.5%. The favorable impact of the Canadian exchange rate improved net sales by $1.3 million. Sales at our e-commerce subsidiary, Shoes.com, Inc., increased $4.2 million, or 91.3% to $8.7 million from $4.5 million in last year’s third quarter. The recently acquired Via Spiga stores contributed $1.6 million in net sales. We opened 32 new stores (primarily in outlet malls) and closed 20 resulting in 381 stores at the end of the third quarter of 2005 equal to the third quarter of the prior year. Sales per square foot increased to $83 from $81 in the year ago period.

Net sales increased $19.7 million, or 12.7%, to $174.3 million in the first nine months of 2005 as compared to $154.6 million in the first nine months of the prior year. Same-store sales increased 1.0%. The favorable impact of the Canadian exchange rate improved net sales by $4.2 million. Sales of our e-commerce subsidiary, Shoes.com, Inc., increased $10.9 million, or 99.0% to $22.0 million from $11.1 million. Sales per square foot increased to $244 from $236 in the year ago period.

Gross Profit
Gross profit increased $1.7 million, or 6.6%, to $27.8 million in the third quarter of 2005 as compared to $26.1 million in the third quarter of the prior year. The increase in gross profit is due to the higher sales base. However, as a percentage of net sales, our gross profit rate declined to 44.1% in the third quarter from 48.0% in the year ago quarter. This decline was driven by higher markdowns recorded in connection with our initiative to close underperforming Naturalizer stores and a relative increase in the portion of e-commerce sales, which carry a lower gross profit rate.

Gross profit increased $4.6 million, or 6.3%, to $77.7 million in the first nine months of 2005 as compared to $73.1 million in the first nine months of the prior year. The increase in gross profit is due to the higher sales base. However, as a percentage of net sales, our gross profit rate declined to 44.6% in the first nine months from 47.3% in the first nine months of the prior year. This margin decline was driven by higher markdowns recorded to clear seasonal inventory in our stores and in connection with our initiative to close underperforming Naturalizer stores and a relative increase in the portion of e-commerce sales, which carry a lower gross profit rate.

Selling and Administrative Expenses
Selling and administrative expenses increased $7.1 million, or 25.5%, to $34.8 million for the third quarter of 2005 as compared to $27.7 million in the third quarter of the prior year. In connection with our Naturalizer restructuring and store closing initiative, we recorded charges of $4.3 million in the third quarter. The remainder of the increase is attributable to new stores, changes in the Canadian exchange rate and higher costs at our Shoes.com business.

Selling and administrative expenses increased $14.1 million, or 17.6%, to $93.7 million for the first nine months of 2005 as compared to $79.6 million in the first nine months of the prior year. We recorded charges of $6.4 million in the second and third quarters in connection with our Naturalizer restructuring and store closing initiative. The balance of the increase reflects growth in stores and our Shoes.com business.

Operating Earnings
Specialty Retail’s operating loss increased to $7.0 million in the third quarter of 2005 as compared to a loss of $1.6 million in the third quarter of the prior year. The higher current period loss was primarily due to the charges to close underperforming stores of $5.2 million as described above, lower gross profit rates and a loss in the Via Spiga stores.

Specialty Retail’s operating loss increased to $16.0 million in the first nine months of 2005 as compared to a loss of $6.5 million in the first nine months of the prior year. The higher current period loss was primarily due to the charges to close underperforming stores of $7.6 million, as described above, lower gross profit rates and the loss incurred in the Via Spiga stores.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative and other costs. Effective January 30, 2005, we began reporting our majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, within the Specialty Retail segment. Shoes.com, Inc. had previously been reported within the Other segment.

Unallocated corporate administrative and other costs were $7.0 million in the third quarter of 2005 as compared to $5.3 million in the third quarter of the prior year. This increase is due to higher share-based and incentive compensation costs recorded in the current year.

Unallocated corporate administrative and other costs were $23.7 million in the first nine months of 2005 as compared to $18.9 million in the first nine months of the prior year. This increase is due to several factors, including higher share-based and incentive compensation costs and severance costs related to reductions in our workforce recorded in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	October 29, 2005	October 30, 2004	Increase/(Decrease)
Current maturities of long-term debt	$67.5	$43.5	$24.0
Long-term debt	200.0	100.0	100.0
Total short- and long-term debt	$267.5	$143.5	$124.0

Total debt obligations have increased by $124.0 million, or 86.4%, to $267.5 million at October 29, 2005, as compared to $143.5 million at October 30, 2004. The increase in total debt obligations is due to the issuance of $150 million of Senior Notes to fund a portion of the Bennett acquisition, which is described in more detail below. Interest expense increased $3.3 million, or 167.1%, to $5.3 million in the third quarter of 2005 from $2.0 million in the third quarter of the prior year, due to the new $150 million Senior Notes.

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

We have a Revolving Credit Agreement that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base. Borrowing availability under the Credit Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Credit Agreement matures in 2009, and our obligations are secured by our accounts receivable and inventory. Borrowings under the Credit Agreement bear interest at a variable rate determined based upon the level of availability under the Credit Agreement. If availability falls below specified levels, we would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Credit Agreement also contains certain other covenants and restrictions. On March 14, 2005, we entered into the First Amendment to the Credit Agreement to permit the acquisition of Bennett and the issuance of 8.75% Senior Notes due 2012.

At October 29, 2005 we had $117.5 million of borrowings outstanding and $15.9 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was approximately $216.6 million at October 29, 2005.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	October 29, 2005	October 30, 2004	Increase/ (Decrease)
Net cash provided (used) by operating activities	$82.5	$29.4	$53.1
Net cash provided (used) by investing activities	(232.0)	(30.2)	(201.8)
Net cash provided (used) by financing activities	118.2	19.9	98.3
Increase (decrease) in cash and cash equivalents	$(31.3)	$19.1	$(50.4)

A summary of key financial data and ratios at the dates indicated is as follows:

	October 29, 2005	October 30, 2004	January 29, 2005
Working capital ($ millions)	$299.4	$320.3	$281.3

Current ratio	1.9:1	2.3:1	1.8:1

Total debt as a percentage of total capitalization	39.0%	27.2%	26.6%

Working capital at October 29, 2005 was $299.4 million, which was $18.1 million higher than at January 29, 2005, and $20.9 million lower than at October 30, 2004. The decline in our working capital is attributable to a reduction in cash and cash equivalents. In connection with our acquisition of Bennett, we repatriated $60.5 million of earnings from our foreign subsidiaries and used this cash to partially fund the acquisition. Our current ratio, the relationship of current assets to current liabilities, increased slightly to 1.9 to 1 at October 29, 2005 from the ratio at January 29, 2005 due to the seasonality of the business. The current ratio of 1.9 to 1 is lower than October 30, 2004, due primarily to the Bennett acquisition.

At October 29, 2005, we had $48.1 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The Act provides for a special tax rate for certain foreign earnings that are repatriated to the United States if certain conditions are met. In connection with the acquisition of Bennett, we repatriated $60.5 million of earnings from our foreign subsidiaries under the provisions of the Act. We anticipate that we will repatriate additional foreign earnings in the range of $30 - $32 million during the fourth quarter of 2005 to be utilized under the provisions of the Act. We are providing tax expense at the expected 5.25% effective rate under the Act as these current period earnings are being generated. Depending upon the ultimate amount repatriated in the fourth quarter, the Company may recognize additional tax expense of up to $0.8 million during the fourth quarter of 2005, related to such repatriation.

As described in Note 3 to the condensed consolidated financial statements, the Company may pay up to $42.5 million in contingent payments related to the Bennett acquisition. The payments may be earned upon the achievement of certain performance targets over the three years following the acquisition. A contingent payment of up to $25 million may be made in early 2006 based upon the financial results achieved by Bennett during fiscal 2005. The Company expects to have sufficient liquidity available to make such contingent payments.

We paid dividends of $0.10 per share in the third quarter of 2005 and the third quarter of 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. For further information, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) general economic conditions and the consumer's preferences and purchasing patterns, which may be influenced by consumers' disposable income; (ii) the uncertainties of currently pending litigation; (iii) intense competition and continuing consolidation within the footwear industry; (iv) political and economic conditions or other threats to continued and uninterrupted flow of inventory from Brazil and China, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (v) the integration of the Bennett business; and (vi) the Company’s ability to successfully implement its plan to strengthen the Naturalizer brand. In the Company’s Form S-4, filed with the Security and Exchange Commission on May 16, 2005, within the section entitled “Risks Relating to Our Business”, detailed risk factors that could cause variations in results to occur are listed and further described. Such description is incorporated herein by reference.

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

As of October 29, 2005, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Controls and Procedures

Transition of Business and Financial Systems for Wholesale Operations Segment
As of October 29, 2005, we have substantially completed the transition of certain of our business and financial systems supporting our Wholesale Operations segment to new platforms. Implementation of the new systems involved changes to our procedures for control over financial reporting. The new systems have been subjected to testing and, based on that testing, appropriate controls are functioning to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have not experienced any significant difficulties in connection with the implementation or operation of the new systems.

Naturalizer Restructuring
In connection with our Naturalizer restructuring initiative, we have consolidated all buying, merchandise planning and allocation functions, consolidated all retail accounting and information systems support, and streamlined certain Naturalizer Wholesale operations. We have not experienced any significant difficulties in connection with the implementation of this initiative.

Acquisition of Bennett Footwear
On April 22, 2005, we completed the acquisition of Bennett Footwear Group, LLC. The operating results of Bennett are included in our results from April 22, 2005, to October 29, 2005. We have applied our disclosure controls and procedures to the operating results of Bennett for that period. We will continue to closely monitor and refine our internal control over financial reporting for this division during the transition and integration period. No deficiencies have been identified at this time. We expect this integration process to be complete prior to the end of the fourth quarter of 2005.

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended October 29, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 13 of the condensed consolidated financial statements.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

July 31, 2005 - August 27, 2005	-		$-		-	1,071,100

August 28, 2005 - October 1, 2005	33,121	(2)	32.93	(2)	-	1,071,100

October 2, 2005 - October 29, 2005	9,312	(2)	31.71	(2)	-	1,071,100

Total	42,433		$32.67		-	1,071,100

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(3)	(i)	Certificate of Incorporation of the Company incorporated herein by reference from Exhibit 3 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
	(ii)	Bylaws of the Company as amended through November 30, 2005, incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 1, 2005.
(10.1)		First Amendment to the Brown Shoe Company, Inc. Deferred Compensation Plan
(10.2)		Amendment to the Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors
(10.3)		Brown Shoe Company, Inc. Executive Retirement Plan incorporated herein by reference to Exhibit 10.01 to the Company’s Form 8-K filed with the SEC on December 1, 2005 (SEC File No. 001-2191)
(31.1)		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: December 6, 2005	/s/ Andrew M. Rosen
Senior Vice President and Chief Financial Officer on Behalf of the Registrant and as the Principal Financial Officer