Form 10-K
period 2006-01-28
BROWN SHOE CO INC
filed 2006-04-10
CIK 14707

BROWN SHOE COMPANY, INC.	2005 FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006
OR

☐	TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________________ to ______________________________

Commission file number 1-2191

 BROWN SHOE COMPANY, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8300 Maryland Avenue, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

(314) 854-4000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — par value $3.75 per share	New York Stock Exchange
Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 daysYes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐   No ☒

The aggregate market value of the stock held by non-affiliates of the registrant as of July 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $725.9 million.

As of February 25, 2006, 27,767,976 common shares were outstanding, after giving effect to our three-for-two stock split, effected in the form of a dividend on April 3, 2006.

Documents Incorporated by Reference
Portions of the proxy statement for the annual meeting of shareholders to be held May 25, 2006, are incorporated by reference into Part III.

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

During 2005, categories of our consolidated footwear sales were approximately 64% women’s, 25% men’s and 11% children’s. This composition has remained relatively constant over the past few years. Approximately 62% of 2005 footwear sales were made at retail compared to 68% in 2004 and 69% in 2003, with the remaining 38%, 32% and 31% in the respective years representing wholesale sales. The increase in the percentage of sales made at wholesale in 2005, compared to the prior two years, is primarily the result of the acquisition of the Bennett wholesale business in April, 2005. See Note 8 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

We had approximately 12,800 full-time and part-time employees as of January 28, 2006. We employed approximately 100 employees engaged in the warehousing of footwear in the United States under a union contract, which will expire in June 2007. In Canada, we employed 25 warehousing employees under a union contract, which expires in October 2007.

Unless the context otherwise requires, “we,” “us,” “our” or “the Company” refers to Brown Shoe Company, Inc. and its subsidiaries.

Recent Developments

Stock Split
On March 2, 2006, we announced that our Board of Directors authorized a three-for-two split of our common stock, to be effected in the form of a dividend of one share of stock for every two shares outstanding. The dividend was paid on April 3, 2006 to shareholders of record on March 17, 2006. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Acquisition of Bennett Footwear Holdings, LLC and Related Financing
On April 22, 2005, we completed the acquisition of Bennett Footwear Holdings, LLC and its subsidiaries (“Bennett”) for $205 million in cash, including indebtedness of Bennett repaid by us at closing of $35.7 million. The sellers may receive up to $42.5 million in contingent payments to be earned upon the achievement of certain future performance targets over the three years following the acquisition. The operating results of Bennett have been included in our financial statements since April 22, 2005. We believe the acquisition of Bennett complements our portfolio of wholesale footwear brands, which are primarily sold in the moderate buying zones, by adding owned and licensed brands that sell primarily in the better and bridge footwear zones at department stores, including Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft.

To fund a portion of the acquisition and associated expenses, we issued $150 million of 8.75% senior notes due 2012. To fund the remaining portion of the acquisition and associated expenses, we repatriated $60.5 million of earnings from our foreign subsidiaries pursuant to the American Jobs Creation Act of 2004.

RETAIL OPERATIONS
Our retail operations at January 28, 2006, included 1,267 retail shoe stores in the United States and Canada. The number of our retail footwear stores at the end of each of the last three fiscal years is as follows:

	2005	2004	2003
Famous Footwear
Family footwear stores which feature a wide selection of brand-name, value-priced footwear; located in shopping centers, outlet malls and regional malls in the U.S., Puerto Rico and Guam; includes stores operated under the Famous Footwear, Factory Brand Shoes, Supermarket of Shoes and Warehouse Shoes names	953	919	893
Naturalizer
Stores selling primarily the Naturalizer brand of women’s footwear, primarily located in regional malls, shopping centers and outlet malls in the U.S. and Canada	291	359	362
Via Spiga
Stores selling the Via Spiga brand of men’s and women’s footwear, clothing and accessories, located in regional malls and premier street locations in the U.S.	7	—	—
F.X. LaSalle
Stores selling women’s and men’s better grade footwear primarily in major regional malls in Canada	16	16	16
Total	1,267	1,294	1,271

With many organizations operating retail shoe stores and departments, we compete in a highly fragmented market. Competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes and internet retailers. Quality, customer service, store location, merchandise selection, advertising and pricing are important components of retail competition.

Famous Footwear
Famous Footwear, with 953 stores at the end of 2005 and sales of $1.187 billion in 2005, is America’s largest footwear chain selling branded value-priced footwear for the entire family, based on the number of stores it operates and sales volume compiled by the Company from published information of its direct competitors. Its target customers are mothers who buy brand-name fashionable shoes at value prices, for themselves and their families. Famous Footwear also operates stores under such names as Factory Brand Shoes, Supermarket of Shoes and Warehouse Shoes.

Famous Footwear stores feature a wide selection of value-priced brand-name, athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, adidas, K-Swiss, Converse, Aerosoles, Reebok, Vans, Connie, Steve Madden, Dr. Scholl’s and LifeStride. We work closely with our vendors to provide our customers with fresh product and, in some cases, product exclusively designed for and available only in our stores.

Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in all 50 states, Puerto Rico and Guam. The breakdown by venue is as follows at the end of each of the last three fiscal years:

	2005	2004	2003
Strip centers	566	537	522
Outlet malls	195	196	191
Regional malls	192	186	180
Total	953	919	893

The stores open at the end of 2005 and 2004 averaged approximately 7,000 square feet. Total square footage at the end of 2005 increased 3.4% to 6.7 million square feet compared to the end of 2004. Plans are to open approximately 90 stores in 2006, while closing 40-50 stores.

Sales per square foot were $180 in 2005, which is up 2.9% from $175 in 2004. This increase reflects a same-store sales increase of 2.5% in 2005 and the closing of low productivity stores. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months.

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

Famous Footwear’s marketing program includes newspaper, radio and television advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the consumer. Marketing and advertising programs are tailored on a region-by-region basis to reach target customers. Famous Footwear utilizes a database marketing program, which targets and rewards frequent customers with product discounts and other promotions. In addition, we time certain advertising campaigns to correspond to regional differences such as the important back-to-school season, which begins at various times throughout the country. In 2005, we spent approximately $32 million to advertise and market Famous Footwear to our target customer and her family.

Naturalizer
The Naturalizer retail stores are complementary to and a showcase for our Naturalizer brand of women’s shoes. These stores are designed and merchandised to appeal to the Naturalizer customer, who is style- and comfort-conscious and who seeks quality and value in her footwear selections. The Naturalizer stores offer a selection of women’s footwear styles, including dress, casual, boots and sandals, primarily under the Naturalizer brand. Retail price points are typically between $59 for shoes and $169 for boots.

At the end of 2005, we operated 160 Naturalizer stores in the United States and 131 stores in Canada. Of the total 291 stores, 189 are located almost entirely in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. The other 102 stores are located in outlet malls and average approximately 2,600 square feet in size. Total square footage at the end of 2005 was 489,000 compared to 546,000 in 2004. Sales per square foot, using constant exchange rates for the Canadian dollar, were $319 in 2005 and $311 in 2004.

In 2005, we opened 41 stores, primarily in outlet malls, and closed 109, primarily in regional malls. The large number of closings in fiscal 2005 reflected the Company’s initiative to improve the operating performance of this division by closing under-performing stores in the United States and Canada. In 2004, we closed a total of 23 Naturalizer stores while opening 20. We are planning to open approximately 11 new Naturalizer stores and close approximately 25 stores in 2006.

Marketing programs for the Naturalizer stores have complemented our Naturalizer brand advertising, building on the brand’s consumer recognition and reinforcing the brand’s added focus on style, comfort and quality. Naturalizer utilizes a database marketing program, which targets frequent customers through catalogs and other mailings which display the brand’s current product. Customers can purchase the product in these catalogs from our stores, via the Internet at www.Naturalizer.com or by telephone to our Consumer Services call center. The operating results of the Naturalizer stores are included within the Specialty Retail segment.

Via Spiga
In connection with the Bennett acquisition, we acquired eight Via Spiga retail stores that sell Via Spiga branded men’s and women’s footwear, as well as a limited amount of clothing and accessories. These retail stores serve as a marketing extension for the wholesale brand. The footwear is primarily imported from Italy and Brazil and is sold at price points from $139 to $339 and is targeted to customers who seek the latest European fashion trends and luxury styling. These stores average approximately 2,200 square feet and are located in high profile locations. During 2005, we closed one store and have seven stores remaining at January 28, 2006. The operating results of the Via Spiga stores are included within the Specialty Retail segment.

F.X. LaSalle
At the end of 2005, we operated 16 F.X. LaSalle retail stores, primarily in the Montreal, Canada, market, that sell better-grade men’s and women’s branded and private-label footwear. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250 per pair. These stores average approximately 2,100 square feet. Sales per square foot were $347 in 2005 and $367 in 2004, using constant exchange rates for the Canadian dollar. The operating results of the F.X. LaSalle stores are included within the Specialty Retail segment.

E-Commerce
We own a majority interest in Shoes.com, Inc., a multi-brand Internet e-tailing company. In addition, we operate a FamousFootwear.com site as a Famous Footwear e-tailing store. These sites offer footwear and accessories to men, women and children that include Company-branded and licensed footwear as well as footwear purchased from outside suppliers and certain merchandise that is sold in Famous Footwear stores. The operating results of Shoes.com, Inc. are included within the Specialty Retail segment.

We also operate Naturalizer.com, which offers substantially the same product selection to consumers as our domestic Naturalizer retail stores. Other brand sites include BassShoes.com, DrSchollsShoes.com, LifeStride.com and CarlosShoes.com. These sites function as retail outlets for the online consumer and serve as additional brand-building vehicles for the Company.

All of these e-commerce sites utilize our distribution network and information systems. Information on these Web sites does not constitute part of this report.

WHOLESALE OPERATIONS
Our Wholesale Operations division designs and markets branded, licensed and private-label dress, casual and athletic footwear for women, men and children at a variety of price points to over 2,000 retailers, including department stores, mass merchandisers, national chains and independent retailers throughout the United States and Canada and, to a lesser extent, other countries. The division’s most significant customers include many of the nation’s largest retailers, including Wal-Mart, Payless ShoeSource, Target, Federated Department Stores, DSW, Nordstrom, Dillard’s, Kohl’s, Saks, JCPenney, Sears, and Famous Footwear, as well as The Bay, Wal-Mart and Payless ShoeSource in Canada. The loss of any one or more of our significant customers could have a material adverse effect on our Wholesale Operations. We also sell product to a variety of international retail customers and distributors. The vast majority of the division’s customers also sell shoes purchased from competing footwear suppliers. Those competing footwear suppliers own and license brands, many of which are well known and marketed aggressively. Moreover, many of the division’s customers are increasing the amount of product that carries private label names that they source directly from factories or through agents. In 2005, the division provided its customers with approximately 86 million pairs of shoes.

Our sales force solicits wholesale orders for shoes and is generally responsible for managing our relationships with wholesale customers. We often accept orders as a result of these sales efforts before the shoes are sourced, with delivery generally within three to four months thereafter. We sell footwear to wholesale customers on both a first-cost and landed basis. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. We carry inventories of certain high-volume styles, particularly in the Naturalizer, Franco Sarto, LifeStride, Via Spiga, Etienne Aigner, Bass, Carlos by Carlos Santana, and Dr. Scholl’s lines, to allow prompt shipment on reorders.

Portfolio of Brands
The Wholesale Operations division offers retailers a portfolio of brands, each designed and targeted to a specific customer segment within the marketplace. Our brands are differentiated by style, design level, material costs, consumer-focused marketing and price points. We own approximately half of our major brands, and license other brands through short- and long-term agreements. Products sold under license agreements were responsible for approximately 17%, 12% and 10% of consolidated sales in 2005, 2004 and 2003, respectively. The increase in 2005 reflects the impact of acquiring the Bennett licensed agreements.

Naturalizer: Introduced in 1927, Naturalizer is one of the nation’s leading women’s footwear brands. Naturalizer footwear emphasizes feminine, up-to-date styling with comfort and fit. Naturalizer footwear is sold in department stores, independent shoe stores and our Naturalizer and Famous Footwear retail stores. Our target customer, age 35 to 54, wants to “feel as good as she looks, and look as good as she feels.” Suggested retail price points range from $59 for shoes to $169 for boots. The brand holds the No. 2 market share position within the women’s fashion footwear category within department stores at January 28, 2006, as reported by the NPD Group/NPD Fashionworld Point-of-Sale (hereafter “NPD Group, Inc.”). NPD Group, Inc. reports statistical data obtained from retailers, but NPD Group, Inc. does not guarantee the accuracy and completeness of its information. All retail shoe outlets have not been surveyed, but we believe that the principal retailers have been included. Although we have not independently verified its data, we believe NPD Group, Inc. data to be generally reliable.

Franco Sarto: In conjunction with the Bennett acquisition in 2005, we acquired the license to the Franco Sarto brand. This is a long-term agreement that expires in December 2010, with an extension option through December 2019. Franco Sarto is a leading women’s footwear brand that is designed for women, ages 24 to 44 and up, who seek on-trend fashion and European-inspired styling. It is sold in the “better” zone of major department stores and independent retailers, at suggested retail price points from $79 for shoes to $198 for boots. In 2005, Franco Sarto ranked No. 6 in market share position within the women’s fashion footwear category for U.S. department stores per NPD Group, Inc.

Via Spiga: A leading fashion brand, we acquired Via Spiga in 2005 as part of the Bennett acquisition. Via Spiga is a high fashion, upscale men’s and women’s footwear brand, sold in better department stores and boutiques. Via Spiga brings the latest European trends to consumers who seek luxury fashion at suggested retail price points of $139 to $339 per pair. The brand holds the No. 29 market share position within the women’s fashion footwear category for U.S. department stores per NPD Group, Inc.

LifeStride: A leading entry-level price point, women’s brand, LifeStride was introduced in 1940. LifeStride footwear offers feminine, fashionable styling at value pricing and is sold in department stores, independent shoe stores and our Famous Footwear retail stores. Its target customer, age 35 to 54, seeks “great fashion-at-a-price.” Suggested retail price points range from $30 to $50 per pair. In 2005, LifeStride ranked No. 10 in market share position within the women’s fashion footwear category for U.S. department stores per NPD Group, Inc.

Etienne Aigner: In conjunction with the Bennett acquisition in 2005, we acquired the footwear license for Etienne Aigner women’s footwear. The name is licensed under an agreement that expires in December 2010, with an extension option through December 2017. The brand, known for its timeless style, appeals to a target customer, age 35 to 54, who seeks classic footwear styling. It is sold in the “better” zone of department stores and through independent retailers at price points ranging from $69 for shoes to $179 for boots. Etienne Aigner holds the No. 35 market share position within the women’s fashion footwear category for U.S. department stores per NPD Group, Inc.

Dr. Scholl’s: We have a long-term license agreement, which is renewable through 2014, to market the Dr. Scholl’s brand of affordable casual, athletic and work shoes for men, women and children in the United States, Canada and Latin America. This footwear features Dr. Scholl’s insole technology and is primarily distributed through mass merchandisers at suggested retail price points of $24 to $59. We also sell the Original Dr. Scholl’s line of fashion footwear under this license. Original Dr. Scholl’s footwear targets women ages 18 to 45, with a “hip comfort” appeal. It is sold through department stores, national chains, independent retailers and our Famous Footwear stores at suggested retail prices ranging from $35 for sandals to $119 for boots. In 2005, Original Dr. Scholl’s held the No. 65 market share position within the women’s fashion footwear category for U.S. department stores per NPD Group, Inc.

Carlos by Carlos Santana: In 2001, we launched a collection of women’s shoes — Carlos by Carlos Santana — to major department stores. This footwear is marketed under a license agreement with guitarist Carlos Santana, which runs through November 2006. This footwear represents our most fashion-forward line, and targets consumers ages 18 to 34 with hip, hot fashionable shoes at suggested retail price points from $89 for shoes to $200 for boots. Carlos holds the No. 31 market share position within the women’s fashion footwear category for U.S. department stores per NPD Group, Inc.

Bass: In February 2004, we entered into an exclusive three-year license agreement, which is renewable through 2013, to design, source and market men’s, women’s and children’s footwear at wholesale under the Bass label. The brand targets consumers who seek classic, American styling, and is sold through major department stores, independent retailers, Bass outlet stores and our Famous Footwear stores. Suggested retail price points range from $50 for women’s shoes to $110 for men’s boots. In 2005, Bass ranked No. 14 in men’s and No. 80 in women’s for market share position within the fashion footwear category for U.S. department stores per NPD Group, Inc.

Buster Brown: As our heritage children’s brand, Buster Brown was launched in 1904. It is sold through department stores, national chains and our Famous Footwear stores. We capitalize on the strength and recognition of the Buster Brown name by marketing children’s footwear under the Buster Brown & Co. umbrella. This product features numerous characters and movies, including such names as Disney, Barbie, Nickelodeon, and others under license agreements. The terms of the license agreements vary. We sell these products to mass merchandisers including Wal-Mart, Target and Payless ShoeSource as well as national chains. The Buster Brown & Co. umbrella provides customers with the assurance that these licensed products contain the quality that they are accustomed to receiving from Buster Brown shoes.

Marketing
We continue to build on and take advantage of the heritage and consumer recognition of our traditional brands. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail customers. In 2005, we spent approximately $23 million in advertising and marketing support, including cooperative advertising with our wholesale customers. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications.

Backlog
At February 25, 2006, our wholesale operations had a backlog of unfilled orders of approximately $210 million, including approximately $48 million from Bennett orders, compared to $165 million on February 26, 2005. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and, in some cases, the timing of licensed product movie releases. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Brands and Licensed Products
The following is a listing of our brands and licensed products:

Women’s	Men’s and Athletic	Children’s
AirStep	Bass(1)	Airborne
Bass(1)	Basswood	American Chopper(9)
Basswood	Big Country	Backyardigans(10)
b.u.m. equipment(2)	Brown Shoe	Barbie(11)
Carlos by Carlos Santana(3)	b.u.m. equipment(2)	Bass(1)
Connie	Dr. Scholl’s(5)	Bob the Builder(12)
Daisy Fuentes(4)	F.X. LaSalle	b.u.m. equipment(2)
Dr. Scholl’s(5)	FX	Buster Brown
EA by Etienne Aigner(6)	Francois Xavier Collection	Cars(13)
Etienne Aigner(6)	Natural Soul	Chill Chasers by Buster Brown
Eurosole	Regal	Disney Standard Characters(13)
Eurostep	TX Traction	Go Diego Go(10)
Fanfares	Via Spiga	Kim Possible(13)
Franco Sarto(7)		Mary-Kate and Ashley(14)
F.X. LaSalle		Matchbox(11)
FX		Original Dr. Scholl’s(5)
Francois Xavier Collection		Power Rangers(13)
Hot Kiss(8)		Red Goose
LifeStride		Star Wars(15)
LS Studio		That’s So Raven(13)
Maserati		Toe Zone(16)
Naturalizer		Unfabulous(10)
NaturalSport		Winnie The Pooh(13)
Nickels		Zoey 101(10)
Nickels Soft
Opale
Original Dr. Scholl’s(5)
Paloma
Studio Paulo
TX Traction
Via Spiga
Vision Comfort
VS by Via Spiga
Zodiac

As denoted, these brands are used with permission from and, in most cases, are registered trademarks of:

(1) Phillips-Van Heusen Corporation	(7) Fashion Shoe Licensing LLC	(13) Disney Enterprises, Inc.
(2) BUM Equipment LLC	(8) Hot Kiss, Inc.	(14) Dualstar Consumer Products, LLC
(3) Guts & Grace Records, Inc.	(9) Discovery Licensing, Inc.	(15) Lucasfilm LTD
(4) Dafu Licensing, Inc.	(10) MTV Networks	(16) Sole Concepts, Inc.
(5) Schering-Plough Healthcare Products, Inc.	(11) Mattel, Inc
(6) Etienne Aigner, Inc.	(12) HIT Entertainment PLC

All other brands are owned by and, in most cases, are registered trademarks of Brown Shoe Company, Inc.

Brown Shoe Sourcing
The Brown Shoe Sourcing division sources the majority of our footwear for our Wholesale Operations and Specialty Retail division and a portion of the footwear sold by Famous Footwear. The division, which in 2005 sourced 78.5 million pairs of shoes, has developed a global sourcing capability through its relationships with approximately 150 third-party independent footwear manufacturers and, in certain countries, utilizes agents to facilitate and manage the development, production and shipment of product. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of our established relationships. While we do not have any significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents, one of which has a minimum obligation for the next seven years.

We have offices in Hong Kong, China and Taiwan. Our structure enables us to source footwear at various price levels from significant shoe manufacturing regions of the world. In 2005, more than 86% of the footwear we sourced was from manufacturing facilities in China. We believe we have the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of our foreign sourcing in 2005:

Country	Millions of Pairs
China	67.8
Brazil	9.4
Vietnam	0.5
Dominican Republic	0.4
All other	0.4
Total	78.5

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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the names and ages of the executive officers of the Company and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2006.

Name	Age	Current Position
Ronald A. Fromm	55	Chairman of the Board and Chief Executive Officer
Bruce R. Ginsberg	50	President, Bennett Footwear Group
Douglas W. Koch	54	Senior Vice President and Chief Talent Officer
Michael I. Oberlander	37	Senior Vice President, General Counsel and Corporate Secretary
Gary M. Rich	55	President, Brown Shoe Wholesale Division
Andrew M. Rosen	55	Executive Vice President and Chief Financial Officer
Richard C. Schumacher	58	Senior Vice President and Chief Accounting Officer
Diane M. Sullivan	50	President and Chief Operating Officer
Joseph W. Wood	58	President, Famous Footwear Division

The period of service of each officer in the positions listed and other business experience are set forth below.

Ronald A. Fromm, Chairman of the Board and Chief Executive Officer of the Company since January 2004. Chairman of the Board, President and Chief Executive Officer of the Company from January 1999 to December 2003. President of the Company’s branded division from April 1998 to January 1999. Executive Vice President, Famous Footwear from September 1992 to March 1998.

Bruce R. Ginsberg, President, Bennett Footwear Group since April 22, 2005 when Brown Shoe acquired Bennett Footwear Group, LLC. Previously President and Chief Executive Officer of Bennett Footwear Group, LLC from 1998 to April 22, 2005. President of Bennett Footwear Group, LLC from 1986 to 1998.

Douglas W. Koch, Senior Vice President and Chief Talent Officer since May 2005. Senior Vice President, Human Resources Brown Shoe from March 2002 to May 2005. Senior Vice President, Human Resources Famous Footwear from October 2000 to March 2002.

Michael I. Oberlander, Senior Vice President, General Counsel and Corporate Secretary since April 2006. Vice President, General Counsel and Corporate Secretary from July 2001 to April 2006. Vice President and General Counsel from September 2000 to July 2001. Attorney, Bryan Cave LLP from 1993 to September 2000.

Gary M. Rich, President, Brown Shoe Wholesale since August 2000. President, Brown Pagoda from March 1993 to August 2000.

Andrew M. Rosen, Executive Vice President and Chief Financial Officer since April 2006. Senior Vice President and Chief Financial Officer of the Company from October 2004 to April 2006. Senior Vice President, Chief Financial Officer and Treasurer of the Company from October 1999 to October 2004. Senior Vice President and Treasurer of the Company from March 1999 to October 1999. Vice President and Treasurer of the Company from January 1992 to March 1999.

Richard C. Schumacher, Senior Vice President and Chief Accounting Officer since March 2003. Vice President and Chief Accounting Officer from March 2002 to March 2003. Vice President and Controller of the Company from June 1994 to March 2002.

Diane M. Sullivan, President and Chief Operating Officer since April 2006. President from January 2004 to April 2006. Vice Chairman of the Footwear Group of Phillips-Van Heusen from September 2001 to December 2003. Series of management positions with Stride Rite Corporation from April 1995 to September 2001, most recently as President and Chief Operating Officer.

Joseph W. Wood, President, Famous Footwear since January 2002. Executive Vice President — Merchandise for Finish Line chain of athletic footwear stores from April 2000 to December 2001. Senior Vice President — Merchandise and Marketing for Finish Line from March 1995 to April 2000. Executive Vice President and Chief Operations Officer of Just For Feet, an athletic footwear retailer, from 1992 to 1994.

ITEM 1A	RISK FACTORS
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

We face risks relating to competition.
Competition is intense in the footwear industry. Certain of our competitors are large and have substantial resources. Our success depends upon our ability to remain competitive in the areas of style, price and quality, among others, and in part on our ability to anticipate and respond to changing merchandise and fashion trends and consumer preferences and demands in a timely manner. If we fail to gauge the fashion tastes of consumers, differentiate and effectively market our products or build inventory for products that are not accepted by consumers, this could adversely affect our sales or profit margins. If that occurs, we may have substantial unsold inventory that we may have to mark down in order to sell, which would adversely affect our business and results of operations. Competition in the retail footwear industry has been impacted by retailers aggressively competing on the basis of price. Accordingly, there has been competitive pressure on us to keep our selling prices low. If we are unable to respond effectively to these competitive pressures, our business and results of operations will be adversely affected.

We face risks relating to changes in consumer preferences.
The footwear industry is subject to rapidly changing consumer demands and fashion trends. Accordingly, our success depends in large part on our ability to anticipate, understand and react to changing consumer demands. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The success of our products and marketing strategy will also depend on a favorable reception by our wholesale customers. Furthermore, consumer preferences and purchasing patterns may be influenced by consumers’ disposable income. Consequently, the success of our operations may depend to a significant extent upon a number of factors affecting disposable income, including general economic conditions and factors such as employment, business conditions, consumer confidence, interest rates and taxation.

We rely on foreign sources of production.

General
We rely entirely on broad-based foreign sourcing for our footwear products. We source footwear products from independent third-party manufacturing facilities located in China and Brazil and, to a lesser extent, from Vietnam, Dominican Republic, Italy and other countries. Typically, we are a major customer of these third-party manufacturing facilities. However, there is substantial competition in the footwear industry for quality footwear manufacturers. We believe our relationships with such third-party manufacturing facilities provide us with a competitive advantage; thus, our future results will partly depend on maintaining our close working relationships with our principal manufacturers.

As is common in the industry, we do not have any long-term contracts with our independent third-party foreign manufacturers. We cannot ensure that we will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, failure to meet production deadlines or increases in manufacturing costs. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, work stoppages, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies.

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

China
We rely heavily on manufacturing facilities located in China. Historically, the trade relationship between the United States and China has not had a material adverse effect on our business, financial condition or results of operations. There have been, however, and may in the future be, threats to the trade relationships between the United States and China, including threats by the United States to limit trade relations with China. There can be no assurance the trade relationship between the United States and China will not worsen, and if it does worsen, there can be no assurance our business, financial condition or results of operations will not be materially adversely affected thereby. Further, we cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. For example, manufacturing capacity in China may shift from footwear to other industries with manufacturing margins that are perceived to be higher. Although we believe we could find alternative manufacturing sources for those products we currently source from China through our existing relationships with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity would have a material adverse effect on the Company. In addition, the occurrence of a natural disaster such as an earthquake or hurricane or the outbreak of a pandemic disease such as the Avian Flu in China could severely interfere with the manufacture of our products and have a material adverse effect on the Company.

Currency
Although we purchase products from certain foreign manufacturers in United States dollars and otherwise engage in foreign currency hedging transactions, we cannot ensure that we will not experience cost variations with respect to exchange rate changes.

We face risks relating to customer concentration.
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

The retail industry has recently experienced increased consolidation. As this trend continues, our customers will likely seek more favorable terms for their purchases of our products, which could limit our ability to raise prices or achieve our profit goals. In turn , we may not be able to recoup raw material or other cost increases. Sales on terms less favorable to us than our current terms will have an adverse effect on our profitability. In addition, consolidation could lead to a decrease in the number of stores that carry our products. Retailers are deciding to source more of their products directly from manufacturers overseas and ceasing to rely on wholesalers. If such retailers are successful in meeting their footwear needs directly through sourcing from overseas, this could have a material adverse effect on our business and results of operations.

We face risks relating to our licensed and owned intellectual property.

Licenses
The success of our Wholesale Operations division has to date been due, in part, to our ability to attract and retain licensors which have strong, well-recognized brands and trademarks. Our license agreements are generally for an initial term of two to three years, subject to renewal, but even where we have longer-term licenses or have an option to renew a license, such agreements are dependent upon our achieving certain results in marketing the licensed products. While we believe we will generally be able to decide whether to renew our existing licenses and obtain new licenses in the future, there can be no assurance we will be able to renew our current licenses or obtain new licenses to replace lost licenses. In addition, certain of our license agreements are not exclusive, and new or existing competitors may obtain similar licenses.

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

We are dependent on leased locations.
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

We are dependent on major branded suppliers.
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

We are subject to periodic litigation and other regulatory proceedings.
We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require that we devote substantial resources and executive time to defend the Company. See Item 3, “Legal Proceedings,” for further discussion of pending matters.

ITEM 1B	UNRESOLVED STAFF COMMENTS
None

ITEM 2	PROPERTIES
We own our principal executive, sales and administrative offices in Clayton (St. Louis), Missouri. The Famous Footwear division operates from a leased office building in Madison, Wisconsin. The Bennett division operates from leased office space in Needham, Massachusetts. The Canadian wholesale division operates from an owned office building in Perth, Ontario, and the retail division from leased office space in Laval, Quebec. Two showrooms, which include office space, are leased in New York, New York. Our Shoes.com e-commerce division operates from leased office space in Los Angeles, California.

Most of the footwear sold through our domestic wholesale divisions is processed through two Company-owned distribution centers in Sikeston, Missouri, and Fredericktown, Missouri, which have 720,000 and 465,000 square feet, including mezzanine levels, respectively, and one additional leased facility in Sikeston, Missouri, which has 110,000 square feet. We also lease a 186,000 square-foot distribution center in Dover, New Hampshire. Some domestic distribution activities are handled by third-party providers. We also operate an owned 150,000 square-foot distribution facility in Perth, Ontario.

Our retail footwear operations are conducted throughout the United States, Canada, Puerto Rico and Guam and involve the operation of 1,267 shoe stores, including 147 in Canada. All store locations are leased, with over one-half having renewal options. Famous Footwear operates a leased 750,000 square-foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin, and a leased 800,000 square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee.

We also lease office space in Hong Kong, China, Taiwan and Italy. In 2004, we opened a new leased office and sample-making facility in DongGuan, China.

We own a vacant manufacturing facility in Stirling, Ontario, a building in Denver, Colorado, which is leased to a third party, and land in Colorado and New York. See Item 3, “Legal Proceedings,” for further discussion of these properties.

ITEM 3	LEGAL PROCEEDINGS
We are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial position.

We are involved in environmental remediation and ongoing compliance activities at several sites. We are remediating, under the oversight of Colorado authorities, contamination at and beneath our owned facility in Colorado (also known as the “Redfield” site) and groundwater and indoor air in residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the site and surrounding facilities. During 2005, 2004 and 2003, we recorded expense of $0.9 million, $0, and $0.8 million, respectively, related to this remediation.

In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above against one of our subsidiaries, a prior operator at the site and two individuals (the Antolovich class action). Plaintiffs, certain current and former residents living in an area adjacent to the Redfield site, alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents that are contaminating the groundwater and indoor air in certain areas adjacent to the site. In December 2003, a jury returned a verdict finding us negligent and awarding the class plaintiffs $1.0 million in damages. We recorded this award along with the estimated cost of associated pretrial interest and the estimated costs of sanctions imposed on us by the court resulting from pretrial discovery disputes between the parties. We recorded a total pretax charge of $3.1 million for these matters in 2003 and recorded an additional $0.6 million charge in 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which pre-judgment interest applied. The plaintiffs have filed an appeal of the December 2003 jury verdict, and the ultimate outcome and cost to us may vary.

We have filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site. That case is not yet set for trial. We have also filed suit against our insurance carriers seeking recovery of the costs incurred for investigation and remediation of the Redfield site, the damages awarded in the Antolovich class action and other relief. We are unable to estimate the ultimate recovery from our insurers, but are pursuing resolution of our claims.

We have completed our remediation efforts at our closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 18 years. In addition, various federal and state authorities have identified us as a potentially responsible party for remediation at certain other landfills.

Based on information currently available, we had an accrued liability of $7.7 million as of January 28, 2006, to complete the cleanup, maintenance and monitoring at all sites. The ultimate cost may vary.

While we currently do not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of shareholders during the fourth quarter of 2005.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and the Chicago Stock Exchange under the trading symbol “BWS.” As of January 28, 2006, we had approximately 4,500 stockholders of record. The following table sets forth for each fiscal quarter during 2005 and 2004 the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share, all of which have been adjusted to reflect our three-for-two stock split, effected in the form of a dividend on April 3, 2006.

	2005			2004
	Low	High	Dividends Paid	Low	High	Dividends Paid
1st Quarter	$19.23	$24.46	$0.067	$23.19	$26.63	$0.067
2nd Quarter	20.35	26.87	0.067	20.22	28.01	0.067
3rd Quarter	19.76	26.45	0.067	16.12	21.80	0.067
4th Quarter	21.36	29.91	0.067	18.05	20.07	0.067

Restrictions on the Payment of Dividends
Our credit agreement limits the amount of dividends that can be declared and paid. However, we do not believe this limitation materially inhibits the Board of Directors’ ability to declare or our ability to pay regular quarterly dividends to our common stockholders.

Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
October 30, 2005 — November 26, 2005	—	$—	—	1,606,650
November 27, 2005 — December 31, 2005	6,239(2)	28.72(2)	—	1,606,650
January 1, 2006 — January 28, 2006	16,921(2)	28.35(2)	—	1,606,650
Total	23,160	$28.45	—	1,606,650
(1) In May 2000, the Board of Directors authorized a stock repurchase program authorizing the repurchase of up to 3 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 1,393,350 shares have been repurchased and the remaining availability is 1,606,650 shares as of the end of the period.

(2) Represents shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report. All per share data provided herein gives retroactive effect to our three-for-two stock split, effected in the form of a dividend, which was paid on April 3, 2006.

($ thousands, except per share amounts)	2005 (52 Weeks)	2004 (52 Weeks)	2003 (52 Weeks)	2002 (52 Weeks)	2001 (52 Weeks)
Operations:
Net sales	$2,292,057	$1,941,804	$1,832,108	$1,841,443	$1,755,848
Cost of goods sold	1,393,753	1,157,437	1,073,442	1,100,654	1,089,549
Gross profit	898,304	784,367	758,666	740,789	666,299
Selling and administrative expenses	809,673	720,013	682,674	669,133	655,154
Provision for environmental litigation	—	586	3,107	—	—
Operating earnings	88,631	63,768	72,885	71,656	11,145
Interest expense	(18,832)	(8,410)	(9,781)	(12,236)	(20,240)
Interest income	1,348	929	462	402	1,329
Loss on early redemption of debt	—	—	—	—	(7,556)
Earnings (loss) before income taxes	71,147	56,287	63,566	59,822	(15,322)
Income tax (provision) benefit	(30,147)	(12,982)	(17,330)	(15,664)	10,096
Net earnings (loss)	$41,000	$43,305	$46,236	$44,158	$(5,226)
Operations:
Return on net sales	1.8%	2.2%	2.5%	2.4%	(0.3)%
Return on beginning shareholders’ equity	10.5%	12.4%	15.8%	17.4%	(2.0)%
Return on average invested capital(1)	6.3%	8.6%	10.2%	10.1%	(1.0)%
Dividends paid	$7,353	$7,266	$7,163	$7,043	$6,988
Capital expenditures	$36,800	$46,227	$35,108	$32,226	$34,466
Per Common Share:
Basic earnings (loss)	$1.50	$1.61	$1.74	$1.70	$(0.20)
Diluted earnings (loss)	1.45	1.53	1.66	1.64	(0.20)
Dividends paid	0.27	0.27	0.27	0.27	0.27
Ending shareholders’ equity	15.67	14.30	12.91	11.02	9.66
Financial Position:
Receivables	$158,103	$97,503	$81,930	$82,486	$68,305
Inventories	414,295	421,450	376,210	392,584	396,227
Working capital	267,351	281,324	292,378	241,692	224,786
Property and equipment	116,555	114,394	103,624	103,483	103,297
Total assets	1,027,293	846,134	739,054	735,069	724,490
Borrowings under revolving credit agreement	50,000	92,000	19,500	49,000	92,800
Long-term debt and capitalized lease obligations	150,000	50,000	100,000	103,493	123,491
Shareholders’ equity	434,210	391,303	350,080	292,217	253,279
Average common shares outstanding — basic	27,260	26,876	26,516	26,051	25,782
Average common shares outstanding — diluted	28,350	28,212	27,924	26,909	26,309

All data presented reflects the fiscal year ended on the Saturday nearest to January 31.

(1) Return on average invested capital is calculated by dividing net earnings (loss) for the period by the average of each month-end invested capital balance during the year. Invested capital is defined as total shareholders’ equity plus long-term debt, capitalized lease obligations and borrowings under revolving credit agreement.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On March 2, 2006, we announced that our Board of Directors authorized a three-for-two split of our common stock, to be effected in the form of a dividend of one share of stock for every two shares outstanding. The dividend was paid on April 3, 2006 to shareholders of record on March 17, 2006. All share and per share data provided herein gives effect to this stock split, applied retroactively.

OVERVIEW
Overall, 2005 was a very good year for Brown Shoe Company, Inc. as operating results were strong and several strategic events were completed which strengthened the Company’s operating base. These events were:

● The acquisition of Bennett Footwear Group during the first quarter of 2005 for $205 million. This business is a strategic complement to our leading position in the moderate footwear category by increasing our presence in the better and bridge zones of department stores with Bennett’s Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft brands. Bennett contributed $191 million of sales in 2005 and $3.2 million of net earnings, or $0.11 per diluted share.

● The closure of 95 underperforming Naturalizer stores in the United States and Canada, and consolidated various buying, merchandising and accounting functions associated with this business. We incurred charges and costs related to this initiative of $9.2 million on an after-tax basis, or $0.33 per diluted share, in 2005.

● The repatriation of $102 million of previously untaxed foreign earnings under the provisions of the American Jobs Creation Act of 2004. A portion of these funds was used to partially fund the Bennett acquisition. An income tax provision of $12.0 million, or $0.42 per diluted share, was incurred to repatriate these funds.

Net sales increased 18% to $2.3 billion in 2005, as each of our operating segments achieved increases in their base businesses and the Bennett acquisition contributed $191 million.

Net earnings for 2005 were $41.0 million, or $1.45 per diluted share, compared to $43.3 million in 2004, or $1.53 per diluted share. The decrease in 2005 was driven by the above-described store closing charges, incremental tax charges and a charge of $0.6 million, or $0.02 per diluted share, for an unfunded bridge loan commitment for the Bennett acquisition. These charges totaled $21.8 million on an after-tax basis, or $0.77 per diluted share.

Net earnings for 2004 also included some special items and charges. These items totaled to a net charge of $5.1 million on an after-tax basis, or $0.17 per diluted share, and are as follows:

● In February 2004, we entered into an exclusive three-year license agreement, renewable through 2013, to design, source and market men’s, women’s and children’s footwear at wholesale under the Bass brand. During 2004, we incurred approximately $5.6 million ($3.5 million on an after-tax basis), or $0.12 per diluted share, of transition and assimilation costs associated with the acquisition of this license.

● During 2004, we recorded a charge of $3.5 million ($2.2 million on an after-tax basis), or $0.08 per diluted share, related to our guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed the bond obligation. The current owner of the manufacturing and warehouse facility has filed for bankruptcy protection and is liquidating its assets. Although we will pursue recovery of these costs, the ultimate outcome is uncertain. Accordingly, we recorded our estimate of the maximum exposure, $3.5 million, in 2004.

● We recognized $1.0 million of tax benefit in 2004, or $0.04 per diluted share, related to the elimination of our valuation allowance associated with our foreign tax credit carryforwards. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The Jobs Creation Act extends the time in which foreign tax credit carryforwards could be utilized for federal income tax purposes from a five-year period to a ten-year period. As a result of this change, we expect to fully utilize our foreign tax credit carryforwards.

● During 2004, we recorded a $0.6 million charge ($0.4 million on an after-tax basis), or $0.01 per diluted share, for environmental litigation related to our Redfield facility in Denver, Colorado.

Following is a summary of our operating results in 2005 by segment. See Note 8 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

● Famous Footwear achieved an 11.2% increase in its operating earnings to $67.0 million driven by higher net sales in 2005. Famous Footwear’s sales increased by 6.3% to $1.187 billion in 2005, as same-store sales improved by 2.5%.

● The Wholesale Operations segment’s operating earnings increased $35.2 million to $80.1 million in 2005. The Bennett business, acquired in April 2005, contributed $13.9 million in operating earnings. The remaining increase of $21.3 million was driven by improved results in our Naturalizer, Dr. Scholl’s and Children’s divisions. At the same time, the operating results at our Bass, Original Dr. Scholl’s, and Carlos by Carlos Santana divisions fell short of expectations.

● Our Specialty Retail segment incurred an operating loss of $22.7 million, which included $14.1 million of costs to close underperforming Naturalizer retail stores. Same-store sales improved 1.8% with both the domestic and Canadian stores reporting increases.

In addition, debt increased by $58 million in 2005 resulting in a debt-to-total capital ratio of 31.5% at the end of 2005. The increase in borrowings in 2005 was due to our acquisition of Bennett, which was partially funded through the issuance of $150 million senior notes in April 2005.

Looking ahead, while much has been accomplished, we expect the retail environment will continue to be extremely competitive and consolidations in the department store channel will be a challenge. We must continue to improve upon and leverage our operating platforms to drive profitability improvements in 2006. We believe the investments we have made and will continue to make in the business provide the foundation for a successful 2006 and beyond.

CONSOLIDATED RESULTS

	2005		2004		2003
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,292.0	100.0%	$1,941.8	100.0%	$1,832.1	100.0%
Cost of goods sold	1,393.7	60.8%	1,157.4	59.6%	1,073.4	58.6%
Gross profit	898.3	39.2%	784.4	40.4%	758.7	41.4%
Selling and administrative expenses	809.7	35.3%	720.0	37.1%	682.7	37.2%
Provision for environmental litigation	—	0.0%	0.6	0.0%	3.1	0.2%
Operating earnings	88.6	3.9%	63.8	3.3%	72.9	4.0%
Interest expense	(18.8)	(0.8)%	(8.4)	(0.4)%	(9.8)	(0.5)%
Interest income	1.3	0.0%	0.9	0.0%	0.5	0.0%
Earnings before income taxes	71.1	3.1%	56.3	2.9%	63.6	3.5%
Income tax provision	(30.1)	(1.3)%	(13.0)	(0.6)%	(17.4)	(1.0)%
Net earnings	$41.0	1.8%	$43.3	2.3%	$46.2	2.5%

Net Sales
Net sales increased $350.2 million, or 18.0%, to $2.292 billion in 2005 compared to 2004 and increased $109.7 million, or 6.0%, to $1.942 billion in 2004 compared to 2003.

The increase in net sales in 2005 compared to 2004 primarily reflects our acquisition of Bennett, which contributed $191.2 million of sales in 2005. In addition, we experienced sales growth in all of our segments. Excluding the Bennett sales, we achieved increases of $70.5 million at Famous Footwear, $62.8 million in Wholesale Operations, and $25.7 million at Specialty Retail. The increase of $25.7 million at Specialty Retail includes an increase of $17.2 million at our Shoes.com e-commerce business. Same-store sales increased 2.5% in the Famous Footwear stores and increased 1.8% in the Specialty Retail stores. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. This method avoids the distorting effect that grand opening sales have in the first month of operation. Relocated stores are treated as new stores. Closed stores are excluded from the calculation.

The increase in net sales in 2004 compared to 2003 reflects higher sales of $43.1 million at Famous Footwear, $54.6 million in Wholesale Operations, $12.0 million at Specialty Retail, including $9.6 million at the Shoes.com e-commerce business. Same-store sales increased 0.8% in the Famous Footwear stores and declined 1.7% in the Specialty Retail stores.

Gross Profit
Gross profit increased $113.9 million, or 14.5%, to $898.3 million in 2005 and increased $25.7 million, or 3.4%, to $784.4 million in 2004 compared to 2003. As a percentage of sales, gross profit decreased to 39.2% in 2005 compared to 40.4% in 2004 and 41.4% in 2003. We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of sales, may not be comparable to other companies.

The increase in gross profit in 2005 is due to higher sales across all segments of our business and the acquisition of Bennett. The decrease in the gross profit rate in 2005 is driven by our heavier mix of wholesale sales, which carry lower gross margin rates than our retail sales. We have a heavier mix of wholesale sales due to the acquisition of Bennett. In addition, our gross profit was negatively impacted by $3.8 million of inventory markdowns taken in conjunction with our initiative to close underperforming Naturalizer Retail stores and approximately $2.3 million during 2005 from the write-up of inventory to fair value during the Bennett purchase price allocation. Lower than normal margin rates were accordingly recognized on the acquired Bennett inventory as it was sold during the year.

The increase in gross profit in 2004 was driven by our growth in net sales. Our gross profit percentage decline in 2004 was due primarily to increased allowances provided to our Wholesale Operations’ department store customers, lower initial markups within our Specialty Retail division, and a slight decline at Famous Footwear as a result of higher markdowns.

Selling and Administrative Expenses
Selling and administrative expenses, which include warehousing and distribution costs of $60.7 million in 2005, $54.3 million in 2004 and $50.0 million in 2003, increased $89.7 million, or 12.5%, to $809.7 million in 2005 and increased $37.3 million, or 5.5%, to $720.0 million in 2004. As a percent of net sales, selling and administrative expenses were 35.3%, 37.1% and 37.2% in the years 2005, 2004 and 2003, respectively.

The increase in selling and administrative expenses in 2005 is due to several factors. The acquisition of Bennett increased our expenses by approximately $43 million. In addition, we recognized expense of $3.3 million related to share-based compensation, as compared to share-based compensation income of approximately $2.7 million for 2004, resulting in an increase of $6.0 million compared to 2004. This increase reflects higher than targeted projected payouts under our share-based plans, primarily the stock performance plan, and a higher stock price. We incurred compensation cost for cash-based employee annual incentive plans of $25.9 million as compared to $6.8 million in 2004, resulting in an increase of $19.1 million compared to 2004. This increase reflects our financial performance in 2005 relative to both 2004 and our targeted performance levels. In 2005, we also incurred $11.4 million in expense related to our initiative to close underperforming Naturalizer retail stores and consolidate certain related administrative functions. The decrease in expenses, as a percent of sales in 2005 compared to 2004, was due to a greater mix of wholesale sales, which carry a lower expense rate than our retail business, improved leveraging of our expense base as a result of higher overall sales, partially offset by the above listed higher costs.

In 2004, the increase in selling and administrative expenses was due in part to special charges recorded in 2004. We incurred transition and assimilation costs of $5.6 million related to the acquisition of the Bass footwear license. We recorded a charge of $3.5 million related to our guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility that was sold to another party in 1985. We recorded a charge of $2.4 million relating to the insolvency of an insurance company, now in liquidation, that insured us for workers’ compensation and casualty losses from 1973 to 1989. We recorded $1.7 million of severance costs related to the reduction in our workforce. We also experienced increases in 2004 related to selling and marketing, warehousing and shipping and retail facilities expenses, driven largely by our growth in sales and number of retail facilities. These increases were partially offset by lower incentive plan costs.

Provision for Environmental Litigation
During 2003, we recorded a charge of $3.1 million, which was an estimate of costs to settle our Redfield environmental litigation matters, including the $1.0 million verdict, pre-judgment interest and certain sanctions. We recorded an additional $0.6 million in expense in 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which pre-judgment interest applied.

Interest Expense
Interest expense increased $10.4 million to $18.8 million in 2005 and decreased $1.4 million to $8.4 million in 2004 compared to 2003.

The increase in interest expense in 2005 was driven by our issuance of 8.75% $150 million senior notes in conjunction with the acquisition of Bennett. In addition, prior to and in connection with the acquisition of Bennett, the Company entered into a commitment with a lender to provide short-term financing on a senior unsecured basis. This commitment was not funded as a result of the issuance of the senior notes simultaneously with the closing of the Bennett acquisition. The Company expensed all fees and costs associated with the commitment, totaling $1.0 million as a component of interest expense. The increase in interest expense described above was partially offset by lower average borrowings outstanding of $14.5 million under our revolving credit agreement.

The decrease in interest expense in 2004, compared to 2003, primarily reflects lower interest rates and lower average debt obligations of $3.1 million during 2004.

Income Tax Provision
Our consolidated effective tax rate in 2005, 2004 and 2003 was 42.4%, 23.1% and 27.3%, respectively. During 2005, we repatriated $102 million of previously untaxed foreign earnings from our foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004, and recognized $12.0 million of tax expense associated with the repatriation. If this repatriation had not occurred, our effective tax rate would have been 25.5%, which is relatively consistent with prior years.

The effective tax rate is below the federal statutory rate of 35% because our foreign earnings are subject to lower statutory tax rates. In addition, we recognized $1.0 million of tax benefit in 2004, related to the elimination of the valuation allowance associated with our foreign tax credit carryforwards. The Jobs Creation Act extended the time in which foreign tax credit carryforwards can be utilized for federal income tax purposes from a five-year period to a ten-year period. As a result of this change, we expect to fully utilize our foreign tax credit carryforwards.

Net Earnings
Net earnings decreased $2.3 million, or 5.3%, to $41.0 million in 2005 compared to $43.3 million in 2004 due to the costs to close Naturalizer stores of $9.2 million and the higher income tax provision of $12.0 million due to the foreign earnings repatriation.

Net earnings decreased $2.9 million, or 6.3%, to $43.3 million in 2004 compared to $46.2 million in 2003 as a result of our lower gross profit percentage and higher selling and administrative expenses in 2004 compared to 2003.

Geographic Results
We have both domestic and international operations. Domestic operations include the wholesale distribution of footwear to numerous retail customers and the nationwide operation of the Famous Footwear and Specialty Retail chains of footwear stores. Foreign operations primarily consist of wholesale sourcing operations in the Far East and wholesaling and retailing operations in Canada. The Far East operations include “first-cost” transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and earnings before income taxes was as follows:

	2005		2004		2003
($ millions)	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes
Domestic	$1,879.5	$39.3	$1,615.7	$31.9	$1,500.9	$43.6
Foreign	412.5	31.8	326.1	24.4	331.2	20.0
	$2,292.0	$71.1	$1,941.8	$56.3	$1,832.1	$63.6

The pretax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

Foreign earnings increased in 2005 due to higher first-cost sales volume in 2005 compared to 2004. This was driven primarily by the acquisition of Bennett in 2005, which resulted in a higher volume of footwear sold through our foreign trading companies. Domestic earnings increased in 2005 as a result of increased earnings in our domestic Wholesale Operations, including Bennett, and the Famous Footwear division.

Foreign earnings increased in 2004 as compared to 2003 due to improved results in our Canadian operations in 2004 and the non-recurrence of the charge taken in 2003 to close our last Canadian manufacturing facility. Domestic earnings decreased in 2004 as a result of decreased earnings in our domestic Wholesale Operations division and the domestic Specialty Retail division.

FAMOUS FOOTWEAR

	2005		2004		2003
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$1,187.2	100.0%	$1,116.7	100.0%	$1,073.6	100.0%
Cost of goods sold	660.4	55.6%	619.9	55.5%	593.6	55.3%
Gross profit	526.8	44.4%	496.8	44.5%	480.0	44.7%
Selling and administrative expenses	459.8	38.8%	436.5	39.1%	428.2	39.9%
Operating earnings	$67.0	5.6%	$60.3	5.4%	$51.8	4.8%
Key Metrics
Same-store sales % change	2.5%		0.8%		(2.4)%
Same-store sales $ change	$26.7		$8.1		$(24.3)
Sales from net new stores	$43.8		$35.0		$22.7
Sales per square foot	$180		$175		$172
Square footage (thousand sq. ft.)	6,658		6,438		6,216
Stores opened	74		70		57
Stores closed	40		44		82
Ending stores	953		919		893

Net Sales
Net sales increased $70.5 million, or 6.3%, to $1.187 billion in 2005 and increased $43.1 million, or 4.0%, to $1.117 billion in 2004.

Famous Footwear’s higher sales in 2005 reflect an increase in same-store sales of 2.5% and an average of 934 stores open, as compared to an average of 908 stores open in 2004. The same-store sales increase is a result of positive sales trends during 2005, driven by improvements in customer traffic and higher average retail value per transaction. Same-store sales increased $26.7 million and net new stores provided $43.8 million in sales during 2005. Famous Footwear opened 74 stores and closed 40 during 2005, increasing total square footage by 3.4%, to 6.7 million. As a result of increased same-store sales, sales per square foot increased 2.9%, to $180. The conversion rate (the percentage of customers making purchases) was down slightly compared to 2004.

During 2004, Famous Footwear’s higher sales reflect an increase in same-store sales of 0.8% and an average of 908 stores open, the same average as 2003. The same-store sales increase was a result of positive sales trends during the second half of 2004, driven by improvements in customer traffic and the average number of pairs purchased per transaction. Same-store sales increased $8.1 million and net new stores provided $35.0 million in sales during 2004. Famous Footwear opened 70 stores and closed 44 during 2004, increasing total square footage by 3.6%, to 6.4 million, reflecting the opening of additional larger-format stores. As a result of higher store traffic and increased same-store sales, sales per square foot increased 1.7%, to $175. The conversion rate was flat compared to 2003.

Gross Profit
Famous Footwear’s gross profit rate was down slightly at 44.4% in 2005 as compared to 44.5% in 2004 as minor increases in freight and shrinkage were substantially offset by higher initial markups. Overall, gross profit has increased due to the growth in net sales during 2005.

During 2004, Famous Footwear’s gross profit rate declined to 44.5% from 44.7% reflecting higher markdowns. Overall, gross profit increased due to the growth in net sales during 2004.

Selling and Administrative Expenses
Selling and administrative expenses increased $23.3 million, or 5.3%, to $459.8 million during 2005 compared to $436.5 million in 2004. As a percent of sales, these costs decreased to 38.8% in 2005 compared to 39.1% in 2004, resulting from the effective leveraging of our expense base against our 2005 net sales growth. Retail facilities costs decreased as a percent of sales by 0.1%, warehouse and shipping costs declined 0.1% and marketing costs declined 0.2%. These were partially offset by higher administrative costs of 0.1%. We continue to focus on driving efficiencies through our ongoing expense management initiatives.

In 2004, selling and administrative expenses increased $8.3 million, or 1.9%, to $436.5 million compared to $428.2 million in 2003. As a percent of sales, these costs decreased to 39.1% in 2004 compared to 39.9% in 2003, resulting from the effective leveraging of our expense base against our 2004 net sales growth. Retail facilities costs decreased as a percent of sales by 0.3%, warehouse and shipping costs declined 0.2% and administrative costs declined 0.3%.

Operating Earnings
During 2005, Famous Footwear achieved operating earnings of $67.0 million, compared to $60.3 million in 2004, an increase of 11.2%. During 2004, Famous Footwear achieved operating earnings of $60.3 million, compared to $51.8 million in 2003, an increase of 16.3%. The improvement in both years was driven by the growth in net sales and the effective management of our expense base.

WHOLESALE OPERATIONS

	2005		2004		2003
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$864.9	100.0%	$615.9	100.0%	$561.3	100.0%
Cost of goods sold	599.6	69.3%	425.1	69.0%	377.2	67.2%
Gross profit	265.3	30.7%	190.8	31.0%	184.1	32.8%
Selling and administrative	185.2	21.4%	145.9	23.7%	128.3	22.9%
Operating earnings	$80.1	9.3%	$44.9	7.3%	$55.8	9.9%
Key Metrics
Unfilled order position at year-end, including $46.6 million in 2005 from Bennett (acquired in 2005)	$214.6		$164.6		$151.1

Net Sales
Net sales increased $249.0 million, or 40.4%, to $864.9 million in 2005 and increased $54.6 million, or 9.7%, to $615.9 million in 2004.

The 2005 sales increase was primarily attributable to the acquisition of Bennett in April 2005. Bennett contributed over $186 million to net sales during the nine months subsequent to acquisition. The segment also experienced sales gains in most of its major brands, with the exception of the Bass division.

The 2004 sales increase was primarily attributable to the acquisition of the Bass footwear license at the beginning of that year. Bass contributed $49.2 million in net sales during 2004 to the division. The Men’s & Athletic, Women’s Private Label, LifeStride and Carlos by Carlos Santana businesses posted strong sales gains, which were partially offset by weakness in the Children’s and Naturalizer businesses. The Naturalizer business experienced a sales decline of 8.8%.

Gross Profit
Gross profit as a percent of sales decreased to 30.7% in 2005 from 31.0% in 2004, or a difference of 0.3%. Wholesale Operations achieved a gross profit improvement of $74.5 million, due primarily to the acquisition of Bennett, which contributed approximately $53 million of the increase. The remaining difference is attributable to the sales gains in most of our major brands. Gross profit as a percentage of sales was negatively impacted by slightly lower markups and the impact of the write-up of inventory to fair value during the Bennett purchase price allocation, for which lower than normal margins were realized as this inventory was sold, partially offset by lower inventory markdowns.

In 2004, gross profit as a percent of sales decreased to 31.0% from 32.8% in 2003, or a difference of 1.8%. Wholesale Operations achieved a gross profit improvement of $6.7 million due primarily to the increase in sales. Gross profit as a percentage of sales was negatively impacted by higher provisions for allowances and inventory markdowns. The Bass business experienced lower than expected margins as we transitioned this business into the Company in 2004.

Selling and Administrative Expenses
Selling and administrative expenses increased $39.3 million, or 27.0%, to $185.2 million during 2005 compared to $145.9 million in 2004. As a percent of sales, these costs decreased to 21.4% in 2005 compared to 23.7% in 2004, reflecting better leveraging of our expense base. The increase in selling and administrative expenses was driven by the acquisition of Bennett, the overall increase in sales by the segment, and higher incentive plan costs.

During 2004, selling and administrative expenses increased $17.6 million, or 13.8%, to $145.9 million compared to $128.3 million in 2003. As a percent of sales, these costs increased to 23.7% in 2004 compared to 22.9% in 2003. The increase in selling and administrative expenses was driven in part by transition and assimilation costs of $5.6 million related to the acquisition of the Bass footwear license during 2004. The remainder of the increase was due to increased selling and marketing and warehousing and shipping expenses associated with the increase in sales volume, partially offset by lower incentive plan costs.

Operating Earnings
Operating earnings for the Wholesale Operations segment increased $35.2 million, or 78.4%, to $80.1 million for 2005 compared to $44.9 million for 2004. The increase is driven by the acquisition of Bennett and the overall increase in sales for most of our major brands, partially offset by higher incentive plan costs.

In 2004, operating earnings for the Wholesale Operations segment decreased $10.9 million, or 19.6%, to $44.9 million compared to $55.8 million for 2003. The decrease was driven by transition and assimilation costs of $5.6 million related to the acquisition of the Bass footwear license during 2004, an operating loss for the Bass business, lower sales in several divisions and higher allowances and markdowns across the division.

SPECIALTY RETAIL
In fiscal 2005, the Company began reporting its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, within the Specialty Retail segment. Shoes.com had previously been reported within the Other segment. Prior year amounts have been reclassified to conform to current year presentation.

	2005		2004		2003
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$240.0	100.0%	$209.2	100.0%	$197.2	100.0%
Cost of goods sold	133.7	55.7%	112.3	53.7%	102.6	52.0%
Gross profit	106.3	44.3%	96.9	46.3%	94.6	48.0%
Selling and administrative expenses	129.0	53.8%	108.1	51.7%	99.2	50.3%
Operating loss	$(22.7)	(9.5)%	$(11.2)	(5.4)%	$(4.6)	(2.3)%
Key Metrics
Same-store sales % change		1.8%		(1.7)%		(0.8)%
Same-store sales $ change		$3.2		$(3.2)		$(1.2)
Sales change from net store count change		$5.4		$1.4		$(13.2)
Impact of changes in Canadian exchange rate on sales		$5.0		$4.2		$8.2
Increase in sales of e-commerce subsidiary		$17.2		$9.6		$3.6
Sales per square foot		$328		$316		$318
Square footage (thousand sq. ft.)		539		580		572
Stores opened		49		20		4
Stores closed		110		23		15
Ending stores		314		375		378

Net Sales
Net sales increased $30.8 million, or 14.7%, to $240.0 million in 2005 and increased $12.0 million, or 6.1%, to $209.2 million in 2004. The 2005 same-store sales increased in the United States by 1.8% and in Canada by 1.6%. Net sales were positively impacted by the effect of changes in the Canadian dollar exchange rate. In 2005, the division opened 49 stores, closed 110 and operated 10 fewer average stores in 2005 than in 2004. The decline in the number of stores to 314 at the end of 2005, from 375 at the end of 2004 and 378 at the end of 2003, reflects our initiative to close underperforming stores. During 2005, the Company closed 95 stores under this initiative. As a result, sales per square foot increased to $328 in 2005 from $316 in 2004. Total square footage decreased 7.1% to 539,000. However, using constant exchange rates for the Canadian stores’ sales, sales per square foot increased to $321 in 2005 from $316 in 2004. Sales at our e-commerce subsidiary, Shoes.com, Inc., increased $17.2 million, or 97.6% to $34.9 million from $17.7 million in 2004.

In 2004, net sales increased $12.0 million, or 6.1%, to $209.2 million. The 2004 sales were below expectations as same-store sales decreased in the United States by 2.2% and in Canada by 1.1%. Net sales were positively impacted by the effect of changes in the Canadian dollar exchange rate. In 2004, the division opened 20 stores, closed 23 and operated 5 fewer average stores in 2004 than in 2003. Sales per square foot decreased to $316 in 2004 from $318 in 2003. Total square footage increased 1.4% to 580,000. However, using constant exchange rates for the Canadian stores’ sales, sales per square foot declined to $309 in 2004 from $318 in 2003. Sales at our e-commerce subsidiary, Shoes.com, Inc., increased $9.6 million, or 120% to $17.7 million from $8.1 million in 2003.

Gross Profit
Gross profit as a percent of sales decreased to 44.3% in 2005 from 46.3% in 2004, or a difference of 2.0%. This decline is primarily due to our initiative to close underperforming stores and the associated costs of $3.3 million to liquidate the inventory and lower initial markups.

In 2004, gross profit as a percent of sales decreased to 46.3% from 48.0% in 2003, or a difference of 1.7%. This decline, as a percent of sales, was due to a 0.8% decline in initial markups, a 0.3% increase in markdowns and a 0.9% increase in inbound freight costs, offset by a favorable LIFO adjustment of 0.5%. The remaining difference was due to a slight decline in the gross profit rate at our e-commerce subsidiary. Shrinkage remained flat as a percentage of sales.

Selling and Administrative Expenses
Selling and administrative expenses increased $20.9 million, or 19.3%, to $129.0 million during 2005 compared to $108.1 million in 2004. As a percent of sales, these costs increased to 53.8% in 2005 compared to 51.7% in 2004. This increase is primarily due to $10.8 million of expense recognized in conjunction with closing 95 underperforming stores in 2005. In addition, selling and administrative expenses increased at our e-commerce subsidiary to support the substantial sales growth in 2005.

During 2004, selling and administrative expenses increased $8.9 million, or 9.0%, to $108.1 million compared to $99.2 million in 2003. As a percent of sales, these costs increased to 51.7% in 2004 compared to 50.3% in 2003. This increase was primarily due to an increase in retail facilities costs of $2.0 million, or 1.0% of sales, combined with an increase in selling costs of $1.2 million, or 0.6% of sales, with the balance of the increase coming from higher administrative costs.

Operating Earnings
Specialty Retail stores incurred an operating loss of $22.7 million in 2005, compared to an operating loss of $11.2 million in 2004. This increase in operating loss is primarily attributable to $14.1 million in expense incurred to close 95 underperforming Naturalizer retail stores in 2005. Offsetting these costs, Specialty Retail benefited from a same store sales improvement and the improved results at our e-commerce subsidiary, Shoes.com.

In 2004, Specialty Retail stores incurred an operating loss of $11.2 million, compared to an operating loss of $4.6 million in 2003. This operating loss was primarily attributable to the same-store sales decline, higher inventory markdowns, lower initial markups and higher expenses.

OTHER SEGMENT
In fiscal 2005, the Company began reporting its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, within the Specialty Retail segment. Shoes.com had previously been reported within the Other segment. Prior year amounts have been reclassified to conform to current year presentation.

The Other segment includes unallocated corporate administrative and other costs which were $35.8 million, $30.2 million and $30.2 million in 2005, 2004 and 2003, respectively.

The 2005 expenses of $35.8 million include increased costs for both cash-based incentive plans and share-based incentive plans, reflecting the improvement in our financial performance in 2005 in relation to incentive plan targets and a higher stock price, as well as increases in legal and other professional fees and an increase in contributions to our charitable trust. The higher costs are partially offset by the nonrecurrence of several charges incurred in 2004 as described below.

The 2004 expenses of $30.2 million include a number of special charges, including a $3.5 million charge related to our guarantee of an Industrial Development Bond in Pennsylvania for a business we divested in 1985, a $2.4 million charge related to the insolvency of an insurance company, which is in liquidation, that insured us for workers’

compensation and casualty losses from 1973 to 1989 and a $1.7 million charge for severance and benefit costs related to reductions in our workforce. The impact of these items was partially offset by lower compensation costs associated with both stock-based and cash-based incentive compensation plans, compared to 2003.

The 2003 expenses include a $3.1 million charge for costs related to the class action litigation related to the Redfield site and associated costs, including the verdict, anticipated pretrial interest and sanction costs.

RESTRUCTURING INITIATIVES

Naturalizer Restructuring and Store Closings
During the second quarter of 2005, we announced a series of initiatives to strengthen our Naturalizer brand, including plans to close underperforming Naturalizer stores, consolidate all buying, merchandise planning and allocation functions, consolidate all retail accounting and information systems support and streamline certain Naturalizer wholesale operations, including the sales, marketing and product development areas. In connection with the restructuring, we consolidated the functions listed above and closed 95 Naturalizer retail stores in 2005 at a total cost of $14.7 million, the components of which are as follows:

● Severance and benefit costs — $2.3 million

● Costs to buy out leases prior to their normal expiration date — $6.4 million

● Inventory markdowns to liquidate quantities in closing stores — $3.3 million

● Fixed asset write-offs — $2.7 million

Of the $14.7 million charge, $3.3 million was reflected in cost of goods sold, and $11.4 million was reflected in selling and administrative expenses. A tax benefit of $5.5 million was associated with this charge.

Closure of Canadian Manufacturing Facility
In 2003, we made the decision to close our last Canadian footwear manufacturing factory and recorded a pretax charge of $4.5 million, the components of which were as follows:

● Severance and benefit costs for approximately 300 factory employees — $2.3 million

● Inventory markdowns to liquidate factory inventory — $1.6 million

● Cost to buy out leases prior to their normal expiration date — $0.6 million

Of the $4.5 million charge, $1.6 million was reflected in cost of goods sold, and $2.9 million was reflected in selling and administrative expenses. A tax benefit of $1.8 million was associated with this charge. In 2004, the closing was completed, and the actual costs incurred were consistent with our estimates recorded in 2003.

IMPACT OF INFLATION
The effects of inflation on our business and results of operations have been minor over the last several years, and we do not expect inflation to have a significant impact in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	January 28, 2006	January 29, 2005	Increase/ (Decrease)
Long-term debt, including borrowings under revolving credit agreement	$200.0	$142.0	$58.0

The Company has a secured $350 million revolving bank Amended and Restated Credit Agreement (the “Agreement”), which was effective July 21, 2004, and which expires on July 21, 2009. The Agreement provides for a maximum line of credit of $350 million, subject to calculated borrowing base restrictions. Borrowing Availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. Our obligations are secured by accounts receivable and inventory of the Company and our wholly owned domestic and Canadian subsidiaries. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of Availability under the Agreement. Certain covenants would be triggered if Availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if Availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Agreement also contains certain other covenants and restrictions. We are in compliance with all covenants and restrictions required by the Agreement. Interest on borrowings is at variable rates based on the LIBOR rate or the base rate, as defined. There is a fee payable on the unused amount of the facility.

At the end of 2005, we had $50.0 million of borrowings and $17.5 million of letters of credit outstanding under the Agreement. We have entered into an interest rate swap contract that expires in October 2006 to fix the interest rate on this $50 million of debt at 6.28%. Total additional borrowing Availability was approximately $277 million at the end of 2005.

To fund a portion of the Bennett acquisition, we issued $150 million aggregate principal amount of 8.75% senior notes in April 2005, due 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under its Amended and Restated Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year, beginning on November 1, 2005. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes due 2012 contain restrictive covenants which limit certain activities including, among other things, levels of indebtedness, payments of dividends, common stock repurchases, mergers and acquisitions, and sales of assets. As of January 28, 2006, we are in compliance with all covenants relating to the Senior Notes.

In 2005, our total debt increased $58.0 million to $200.0 million, due to the acquisition of Bennett, which was partially funded by the issuance of the $150 million Senior Notes. In addition, in 2005, we repatriated $102 million of earnings from our foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004. Our ratio of debt-to-total capital increased to 31.5% at the end of 2005, from 26.6% at the end of 2004.

We believe that borrowing capacity under the Agreement will be adequate to meet our operational needs and capital expenditure plans for the foreseeable future.

Working Capital and Cash Flow

($ millions)	January 28, 2006	January 29, 2005	Increase/ (Decrease)
Working capital	$267.4	$281.3	$(13.9)

	2005	2004	Increase/ (Decrease)
Net cash provided by operating activities	$146.8	$52.0	$94.8
Net cash used by investing activities	(241.7)	(46.1)	(195.6)
Net cash provided by financing activities	49.7	17.9	31.8
Increase (decrease) in cash and cash equivalents	$(45.2)	$23.8	$(69.0)

Working capital at January 28, 2006, was $267.4 million, which was $13.9 million lower than at January 29, 2005. Our current ratio, the relationship of current assets to current liabilities, decreased from 1.82 to 1 at January 29, 2005, to 1.75 to 1 at January 28, 2006. The decrease in working capital is primarily a result of higher accrued expenses, due in part to the acquisition of Bennett, and a reduction in our inventory levels.

At January 28, 2006, we had $34.3 million of cash and cash equivalents, of which approximately $21 million represents cash and cash equivalents of our Canadian and other foreign subsidiaries.

Cash provided by operating activities in 2005 was $146.8 million, compared to $52.0 million in 2004. This increase is due to a sizable reduction in inventories in fiscal 2005 (versus an increase in inventories in 2004), higher accounts payable and accrued liabilities, partially offset by higher accounts receivable from higher wholesale sales in the fourth quarter of 2005.

Cash used by investing activities in 2005 includes the acquisition cost of Bennett of approximately $206.0 million, net of $0.4 million cash received. Capital expenditures were $36.8 million, primarily for new store openings and store remodelings at Famous Footwear. In 2006, we expect capital expenditures of approximately $48-$50 million, primarily for new stores, store remodeling at Famous Footwear, and new cash registers and related equipment.

Cash provided by financing activities was $49.7 million, representing a net increase of debt obligations of $58.0 million, proceeds from stock option exercises of $2.6 million and $1.2 million for tax benefits related to our share based plans. These were partially offset by the incurrence of debt issuance costs of $4.7 million and the payment of $7.4 million in dividends.

We paid dividends totaling $0.27 per share in each of 2005, 2004 and 2003. The 2005 dividends marked the 83rd year of consecutive quarterly dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Revenue Recognition
Retail sales are net of returns and exclude sales tax. Wholesale sales and sales through our Web sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through our Web sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are carried based on experience. Revenue is recognized on license fees related to our owned brand names, where we are licensor, when the related sales of the licensee are made.

Inventories
Inventories are our most significant asset, representing 40% of total assets at the end of 2005. We value inventories at the lower of cost or market, with 94% of consolidated inventories using the last-in, first-out (LIFO) method.

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

During 2005, we repatriated $102 million of previously untaxed earnings from our foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004. We evaluate our foreign investment opportunities and plans, as well as our foreign working capital needs, to determine the level of investment required and accordingly, determine the level of foreign earnings that we consider indefinitely reinvested. Based upon that evaluation, we believe that a significant portion of our estimated 2006 earnings of our foreign subsidiaries that are not otherwise subject to U.S. taxation, excluding our Canadian subsidiary, will be permanently reinvested and accordingly, will not have deferred taxes provided on such earnings.

At January 28, 2006, we have net operating loss carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

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

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Future impairment charges may be required if the value of a reporting unit becomes less than its book value. The determination of the fair value of the reporting units is highly subjective, as it is determined largely by projections of future profitability and cash flows. This evaluation utilizes discounted cash flow analysis and analyses of historical and forecasted operating results of our reporting units. We perform impairment tests during the fourth quarter of each fiscal year, unless events indicate an interim test is required. Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

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

We provide reserves for estimated costs associated with our environmental remediation matters. We continually assess the level of reserves required. We base such assessments on the most recent information available as to the actions that will be required by the various federal and state authorities responsible for the various sites. We believe the reserves carried at January 28, 2006, totaling $7.7 million, are appropriate, but changes in estimates and actions necessary to complete the regulatory requirements may cause the required levels of reserves to change.

Impact of Prospective Accounting Pronouncements — Share-Based Compensation
During December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We have historically provided pro forma disclosures of stock option expense in the notes to our financial statements as previously allowed by SFAS No. 123, rather than recognizing the impact of such expense in the financial statements. We will adopt the provisions of SFAS No. 123(R), utilizing the modified-prospective transition method, effective at the beginning of fiscal year 2006. This change is expected to result in an estimated reduction of net income of approximately $4.0 million, or $0.14 per diluted share, during 2006, including stock options that are expected to be granted during 2006. Under the modified-prospective transition method, the expense associated with awards that were granted but not vested upon adoption of SFAS No. 123(R) is based upon the same estimate of the fair value at grant date as previously used under SFAS No. 123. New grants will continue to be valued under the Black-Scholes valuation model. We do not plan to recognize any cumulative effect of a change in accounting principle, and prior periods will not be restated.

OFF-BALANCE SHEET ARRANGEMENTS
At January 28, 2006, we were contingently liable for remaining lease commitments of approximately $6.2 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current owners would have to default. At this time, we do not believe this is reasonably likely to occur.

On April 22, 2005, we completed the acquisition of Bennett. Performance based payments of up to $42.5 million may be made to the sellers over a three year period if certain financial targets are met. The first of three performance periods was completed on January 28, 2006. We estimate that we will pay between $22 million and $24 million in performance based payments during 2006 related to the fiscal 2005 performance year. These payments will be recorded as an increase to goodwill when they are made.

CONTRACTUAL OBLIGATIONS
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period. Further information on these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of January 28, 2006, include the following:

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Borrowings under revolving credit agreement(1)	$50.0	$50.0	$—	$—	$—
Long-term debt(2)	150.0	—	—	—	150.0
Operating lease commitments (Note 11)	638.1	134.0	223.6	152.9	127.6
Minimum license and sourcing commitments	52.6	13.4	24.6	10.5	4.1
Purchase obligations(3)	479.6	473.8	5.8	—	—
Total	$1,370.3	$671.2	$254.0	$163.4	$281.7
(1) Borrowings under our revolving credit agreement bear interest at the LIBOR rate plus 1.25%. We have an interest rate swap agreement, with a notional amount of $50 million expiring in October 2006, that converts variable rate interest payable on $50 million of borrowings under the revolving credit agreement to a fixed rate of 6.28%. Interest obligations are not included in the table above. See Note 10 to the consolidated financial statements. Effective February 14, 2006, borrowings under our revolving credit agreement bear interest at the LIBOR rate plus 1.0%.

(2) Long-term debt consists of $150 million Senior Notes bearing interest at 8.75%. Interest obligations are not included in the table above. See Note 10 to the consolidated financial statements.

(3) Purchase obligations include agreements to purchase goods or services in the normal course of business that specify all significant terms, including quantity and price provisions.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FORWARD-LOOKING STATEMENTS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected, as they are subject to various risks and uncertainties. These risks and uncertainties include, without limitation, the risks detailed in Item 1A under the caption “Risk Factors,” and those described in other documents and reports filed from time to time with the Securities and Exchange Commission, press releases and other communications. We do not undertake any obligation or plan to update these forward-looking statements, even though our situation may change.

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

FOREIGN CURRENCY EXCHANGE RATES
In the normal course of business, we are exposed to foreign currency exchange rate risks as a result of having assets, liabilities and inventory purchase commitments outside the United States. We employ an established foreign currency hedging strategy to protect earnings and cash flows from the adverse impact of exchange rate movements. A substantial portion of inventory sourced from foreign countries is purchased in United States dollars and, accordingly, is not subject to exchange rate fluctuations. However, where the purchase price is to be paid in a foreign currency, we enter into foreign exchange forward or option contracts, with maturity periods of normally less than one year, to reduce our exposure to foreign exchange risk. The level of outstanding contracts during the year is dependent on the seasonality of our business and demand for footwear from various locations throughout the world. The changes in market value of foreign exchange contracts have a high correlation to the price changes in the currency of the related hedged transactions. The potential loss in fair value of our net currency positions at January 28, 2006, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates would not be material.

Assets and liabilities outside the United States are primarily located in Canada, Hong Kong and China. Our investments in foreign subsidiaries with a functional currency other than the United States dollar are generally considered long-term and thus are not hedged. The net investment in such foreign subsidiaries translated into dollars using the year-end exchange rates was approximately $41 million at January 28, 2006. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $4.1 million. Any loss in fair value would be reflected as a cumulative translation adjustment in other comprehensive income and would not impact net earnings.

INTEREST RATES
Our financing arrangements include $50.0 million of outstanding variable rate debt under our Revolving Credit Agreement at January 28, 2006. We have an interest rate swap outstanding at year-end to fix the interest rate on those borrowings through October 2006. We also have $150 million Senior Notes, which bear interest at a fixed rate of 8.75%. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

At January 28, 2006, the fair value of our long-term debt is estimated at approximately $156.8 million, based upon the pricing of our senior notes at that time. The fair value of our interest rate swap instrument associated with our Revolving Credit Agreement, at January 28, 2006, was an unrealized loss of $0.1 million. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $5.7 million for our long-term debt and approximately $0.1 million related to the interest rate swap agreement at January 28, 2006.

Information appearing under the caption “Derivative Financial Instruments” in Note 12 of the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Shareholders and Board of Directors of Brown Shoe Company, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Brown Shoe Company, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brown Shoe Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Brown Shoe Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Brown Shoe Company, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Brown Shoe Company, Inc. as of January 28, 2006, and January 29, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006, and our report dated March 13, 2006, except for the second paragraph of Note 15, as to which the date is April 3, 2006, expressed an unqualified opinion thereon.

                                                /s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 13, 2006

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Shareholders and Board of Directors of Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. as of January 28, 2006, and January 29, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at January 28, 2006, and January 29, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brown Shoe Company, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2006, expressed an unqualified opinion thereon.

                                        /s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 13, 2006,
except for the second paragraph of Note 15, as to which the date is April 3, 2006

Consolidated Balance Sheets

	January 28,	January 29,
($ thousands, except number of shares and per share amounts)	2006	2005

Assets
Current Assets
Cash and cash equivalents	$34,288	$79,448
Receivables, net of allowances of $16,760 in 2005 and $8,231 in 2004	158,103	97,503
Inventories, net of adjustment to last-in, first-out cost of $10,442 in 2005 and $11,463 in 2004	414,295	421,450
Deferred income taxes	6,577	12,370
Prepaid expenses and other current assets	12,408	12,068
Total current assets	625,671	622,839
Prepaid pension costs	57,735	55,915
Other assets	28,595	31,512
Property and equipment, net	116,555	114,394
Goodwill and intangible assets, net	198,737	21,474
Total assets	$1,027,293	$846,134
Liabilities and Shareholders’ Equity
Current Liabilities
Borrowings under revolving credit agreement	$50,000	$92,000
Trade accounts payable	173,083	143,982
Employee compensation and benefits	59,916	37,263
Other accrued expenses	71,493	60,833
Income taxes	3,828	7,437
Total current liabilities	358,320	341,515
Other Liabilities
Long-term debt	150,000	50,000
Deferred rent	36,219	34,055
Deferred income taxes	20,317	2,211
Other liabilities	28,227	27,050
Total other liabilities	234,763	113,316
Shareholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $3.75 par value, 100,000,000 shares authorized; 27,710,949 and 27,362,687 shares outstanding in 2005 and 2004, respectively	103,916	102,610
Additional paid-in capital	31,644	28,435
Unamortized value of restricted stock	(1,721)	(2,661)
Accumulated other comprehensive income (loss)	2,822	(983)
Retained earnings	297,549	263,902
Total shareholders’ equity	434,210	391,303
Total liabilities and shareholders’ equity	$1,027,293	$846,134
See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2005	2004	2003
Net sales	$2,292,057	$1,941,804	$1,832,108
Cost of goods sold	1,393,753	1,157,437	1,073,442
Gross profit	898,304	784,367	758,666
Selling and administrative expenses	809,673	720,013	682,674
Provision for environmental litigation	—	586	3,107
Operating earnings	88,631	63,768	72,885
Interest expense	(18,832)	(8,410)	(9,781)
Interest income	1,348	929	462
Earnings before income taxes	71,147	56,287	63,566
Income tax provision	(30,147)	(12,982)	(17,330)
Net earnings	$41,000	$43,305	$46,236
Basic earnings per common share	$1.50	$1.61	$1.74
Diluted earnings per common share	$1.45	$1.53	$1.66

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2005	2004	2003
Operating Activities
Net earnings	$41,000	$43,305	$46,236
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	35,054	31,895	30,665
Amortization	5,280	15	15
Share-based compensation expense (income)	3,301	(2,698)	4,773
Loss on disposal of facilities and equipment	1,569	1,071	1,653
Impairment charges for facilities and equipment	1,422	3,089	3,721
Provision for (recoveries from) doubtful accounts	282	(203)	(194)
Changes in operating assets and liabilities:
Receivables	(40,201)	(15,370)	750
Inventories	36,572	(45,240)	16,374
Prepaid expenses and other current assets	358	(818)	(1,569)
Trade accounts payable	23,450	27,305	(12,532)
Accrued expenses	30,242	2,152	(3,710)
Income taxes	(3,881)	4,477	(2,392)
Deferred rent	2,164	6,430	1,612
Deferred income taxes	3,464	(3,873)	6,534
Collection of insurance receivable	3,278	1,473	350
Other, net	3,483	(1,036)	(434)
Net cash provided by operating activities	146,837	51,974	91,852
Investing Activities
Acquisition cost, net of cash received	(206,026)	—	—
Capital expenditures	(36,800)	(46,227)	(35,108)
Other	1,141	153	486
Net cash used by investing activities	(241,685)	(46,074)	(34,622)
Financing Activities
(Decrease) increase in borrowings under revolving credit agreement, net of reclassifications	(92,000)	22,500	(9,500)
Debt issuance costs	(4,733)	(1,274)	—
Proceeds from issuance of senior notes	150,000	—	—
Principal payments of long-term debt	—	—	(23,500)
Proceeds from stock options exercised	2,585	2,581	4,926
Tax benefit related to share-based plans	1,189	1,350	1,543
Dividends paid	(7,353)	(7,266)	(7,163)
Net cash provided (used) by financing activities	49,688	17,891	(33,694)
(Decrease) increase in cash and cash equivalents	(45,160)	23,791	23,536
Cash and cash equivalents at beginning of year	79,448	55,657	32,121
Cash and cash equivalents at end of year	$34,288	$79,448	$55,657
See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

				Unamortized	Accumulated
			Additional	Value of	Other		Total
	Common Stock		Paid-In	Restricted	Comprehensive	Retained	Shareholders’
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Capital	Stock	Income (Loss)	Earnings	Equity
BALANCE FEBRUARY 1, 2003	26,524,023	$99,465	$17,070	$(1,961)	$(11,147)	$188,790	$292,217
Net earnings						46,236	46,236
Currency translation adjustment					5,553		5,553
Unrealized gains on derivative instruments, net of tax provision of $301					660		660
Comprehensive income							52,449
Dividends ($0.267 per share)						(7,163)	(7,163)
Stock issued under employee benefit and restricted stock plans	590,861	2,216	4,975	(2,265)			4,926
Tax benefit related to share-based plans			1,543				1,543
Share-based compensation expense			5,290	818			6,108
BALANCE JANUARY 31, 2004	27,114,884	$101,681	$28,878	$(3,408)	$(4,934)	$227,863	$350,080
Net earnings						43,305	43,305
Currency translation adjustment					2,684		2,684
Unrealized gains on derivative instruments, net of tax provision of $787					1,738		1,738
Minimum pension liability, net of tax benefit of $278					(471)		(471)
Comprehensive income							47,256
Dividends ($0.267 per share)						(7,266)	(7,266)
Stock issued under employee benefit and restricted stock plans	247,803	929	1,786	(134)			2,581
Tax benefit related to share-based plans			1,350				1,350
Share-based compensation (income) expense			(3,579)	881			(2,698)
BALANCE JANUARY 29, 2005	27,362,687	$102,610	$28,435	$(2,661)	$(983)	$263,902	$391,303
Net earnings						41,000	41,000
Currency translation adjustment					3,400		3,400
Unrealized gains on derivative instruments, net of tax provision of $223					414		414
Minimum pension liability, net of tax benefit of $27					(9)		(9)
Comprehensive income							44,805
Dividends ($0.267 per share)						(7,353)	(7,353)
Stock issued under employee benefit and restricted stock plans	348,262	1,306	(424)	83			965
Tax benefit related to share-based plans			1,189				1,189
Share-based compensation expense			2,444	857			3,301
BALANCE JANUARY 28, 2006	27,710,949	$103,916	$31,644	$(1,721)	$2,822	$297,549	$434,210
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Brown Shoe Company, Inc. (the “Company”), founded in 1878, is a footwear retailer and wholesaler. The Company’s shares trade under the “BWS” symbol on the New York and Chicago Stock Exchanges.

The Company provides a broad offering of branded, licensed and private-label casual, athletic and dress footwear products to women, children and men. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,267 retail shoe stores in the United States and Canada primarily under the Famous Footwear and Naturalizer names. In addition, through its Wholesale Operations division, the Company designs, sources and markets footwear to retail stores domestically and internationally, including department stores, mass merchandisers and specialty shoe stores. In 2005, approximately 62% of the Company’s sales were at retail, compared to 68% in 2004 and 69% in 2003. See Note 8 for additional information regarding the Company’s business segments.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Accounting Period
The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2005, 2004 and 2003 ended on January 28, 2006, January 29, 2005, and January 31, 2004, respectively. Fiscal years 2005, 2004 and 2003 each included 52 weeks.

Basis of Presentation
On March 2, 2006, the Company’s Board of Directors authorized a three-for-two split of its common stock, to be effected in the form of a dividend of one share of stock for every two shares outstanding. All share and per share data provided herein gives effect to this stock split, applied retroactively. Certain other prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

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

Receivables
The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. During 2005, 2004 and 2003, the Company recognized provision for (recoveries from) for doubtful accounts of $0.3 million, $(0.2) million and $(0.2) million, respectively. Certain additional reserves and allowances are carried as a reduction of gross receivables to reflect co-op advertising and other allowances to be granted to customers as well as anticipated reserves for products to be returned.

Inventories
All inventories are valued at the lower of cost or market, with 94% of consolidated inventories using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been

$10.4 million and $11.5 million higher at January 28, 2006, and January 29, 2005, respectively. Substantially all inventory is finished goods.

The cost of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are reflected in cost of goods sold. Costs of warehousing and distribution are reflected in selling and administrative expense and are expensed as incurred. Such warehousing and distribution costs totaled $60.7 million, $54.3 million and $50.0 million in 2005, 2004 and 2003, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expense and are expensed as incurred. Such sourcing and procurement costs totaled $27.5 million, $21.1 million and $17.6 million in 2005, 2004 and 2003, respectively.

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

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests, using a discounted cash flow approach. The Company performs impairment tests during the fourth quarter of each fiscal year, unless events indicate an interim test is required. Other intangible assets are amortized over their useful lives.

As of January 28, 2006, goodwill of $104.6 million (net of $11.8 million accumulated amortization) and intangible assets of $94.1 million (net of $6.4 million accumulated amortization) were attributable to the Company’s operating segments as follows: $3.5 million for Famous Footwear, $187.3 million for Wholesale operations, $7.4 million for Specialty Retailing and $0.5 million for the Other segment. Intangible assets of $0.5 million related to the Company’s minimum pension liability adjustment, $10.7 million related to a trademark acquired in the Bennett acquisition and other intangible assets of $0.4 million are not subject to amortization.

As a result of its annual impairment testing, the Company did not record any impairment charges during 2005 or 2004 related to goodwill or intangible assets.

Revenue Recognition
Retail sales are net of returns and exclude sales tax. Wholesale sales and sales through the Company’s Web sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through the Company’s Web sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are carried based on experience. Revenue is recognized on license fees related to Company-owned brand names, where the Company is licensor, when the related sales of the licensee are made.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores indicated as impaired are written down to fair value using a discounted cash flow technique. The Company recorded asset impairment charges primarily related to underperforming retail stores of $1.4 million during 2005, of which

 $0.4 million relates to the Specialty Retail segment and $1.0 million relates to our Famous Footwear segment. During 2004, the Company recorded asset impairment charges of $3.1 million, of which $1.6 million relates to the Specialty Retail segment and $1.5 million relates to our Famous Footwear segment. During 2003, the Company recorded asset impairment charges of $3.7 million, of which $2.5 million relates to our Famous Footwear segment and $1.2 million relates to the Specialty Retail segment. Impairment charges are recorded within selling and administrative expenses on the consolidated statements of earnings.

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

Total advertising and marketing expense was $64.0 million, $54.2 million and $52.9 million in 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, these costs were offset by co-op advertising allowances recovered by the Company’s retail divisions of $6.2 million, $5.3 million and $5.4 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $9.2 million, $8.0 million and $4.6 million for 2005, 2004 and 2003, respectively. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $0.6 million and $0.7 million at January 28, 2006, and January 29, 2005, respectively.

Income Taxes
Provision is made for the tax effects of timing differences between financial and tax reporting. These differences relate principally to employee benefit plans, accrued expenses, deferred rent, goodwill and intangible assets, bad debt reserves, inventory and depreciation.

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

Construction Allowances Received From Landlords
At the time its retail facilities are initially leased, the Company often receives consideration from landlords, to be applied against the cost of leasehold improvements necessary to open the store. The Company treats these construction allowances as a lease incentive, as defined by FASB Technical Bulletin 88-1. The allowances are recorded as a deferred rent obligation upon receipt and amortized to income over the lease term as a reduction of rent expense. The allowances are reflected as a component of other accrued expenses and deferred rent on the consolidated balance sheets.

Straight-Line Rents and Rent Holidays
The Company records rent expense on a straight-line basis over the lease term for all of its leased facilities, in accordance with SFAS No. 13. For leases that have predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as deferred rent. At the time its retail facilities are leased, the Company is frequently not charged rent for a specified period of time, typically 60 days, while the store is being prepared for opening. This rent-free period is referred to as a “rent holiday.” In accordance with FASB Technical Bulletin 85-3, the Company recognizes rent expense over the lease term, including any rent holiday.

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

Share-Based Compensation
As of January 28, 2006, the Company had four share-based compensation plans, which are described more fully in Note 16. Through 2005, the Company has accounted for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See “Impact of Prospective Accounting Pronouncements” below for discussion of changes in share-based compensation for 2006. Compensation income or expense is recognized in net earnings for stock performance plans, restricted stock grants and stock appreciation units. No compensation cost has been reflected in net earnings for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock options outstanding:

($ thousands, except per share amounts)	2005	2004	2003
Net earnings, as reported	$41,000	$43,305	$46,236
Add: Total share-based compensation expense (income) included in reported net earnings, net of related tax effect	2,017	(1,700)	3,102
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of related tax effect	(5,775)	(1,467)	(5,387)
Pro forma net earnings	$37,242	$40,138	$43,951
Earnings per share:
Basic — as reported	$1.50	$1.61	$1.74
Basic — pro forma	1.37	1.49	1.66
Diluted — as reported	1.45	1.53	1.66
Diluted — pro forma	1.31	1.42	1.57

Impact of Prospective Accounting Pronouncements
During December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has historically provided pro forma disclosures of stock option expense in the notes to the Company’s financial statements as previously allowed by SFAS No. 123, rather than recognizing the impact of such expense in the financial statements. The Company will adopt the provisions of SFAS No. 123(R), utilizing the modified-prospective transition method, effective at the beginning of fiscal year 2006. This change is expected to result in an estimated reduction of net income of approximately $4.0 million, or $0.14 per diluted share, during 2006, including stock awards that are expected to be granted during 2006. Under the modified-prospective transition method, the expense associated with awards that were granted but not vested upon adoption of SFAS No. 123(R) is based upon the same estimate of the fair value at grant date as previously used under SFAS No. 123. New grants will continue to be valued under the Black-Scholes valuation model. The Company does not anticipate the recognition of any cumulative effect of a change in accounting principle and prior periods will not be restated.

2.	ACQUISITION OF BENNETT
On April 22, 2005, the Company completed the acquisition of Bennett Footwear Holdings, LLC and its subsidiaries (“Bennett”) for $205 million in cash, including indebtedness of Bennett repaid by the Company at closing of $35.7 million. The operating results of Bennett have been included in the Company’s financial statements since April 22, 2005. The Company believes the acquisition of Bennett complements the Company’s portfolio of wholesale footwear brands, which are primarily sold in the moderately priced range, by adding owned and licensed brands that sell primarily in the better and bridge footwear price zones at department stores, including Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft.

Performance based payments of up to $42.5 million may be made to the sellers over a three year period if certain financial targets are met. These payments will be recorded as an increase to goodwill when such payments are made. The first of three performance periods was completed on January 28, 2006. The Company estimates that it will pay between $22 million and $24 million in performance based payments during 2006 related to the fiscal 2005 performance year.

The total consideration paid by the Company in connection with the acquisition of Bennett was $206.4 million, including associated fees and expenses. The cost to acquire Bennett has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation has resulted in acquired goodwill of $83.8 million and intangible assets related to trademarks, licenses and customer relationships of $98.5 million.

The Company has allocated the purchase price of Bennett according to its estimate of fair values of assets and liabilities as of the April 22, 2005, acquisition date, as follows:

As of
April 22,
($ millions)	2005
Cash and cash equivalents	$0.4
Receivables	20.7
Inventories	29.4
Prepaid expenses and other current assets	0.7
Intangible assets	98.5
Goodwill	83.8
Property and equipment	2.7
Other assets	0.2
Total assets	$236.4
Trade accounts payable	$5.7
Other accrued expenses	3.1
Income taxes payable	0.3
Deferred income taxes	20.4
Other noncurrent liabilities	0.5
Total liabilities	$30.0

As indicated above, the Company has allocated $98.5 million to intangible assets, which consists of both licensed and owned trademarks and customer relationships. Intangible assets include $87.8 million of trademarks and customer relationships that are subject to amortization and $10.7 million for a trademark to which an indefinite life has been assigned. For intangible assets subject to amortization, a weighted average life of 13 years has been assigned. At January 28, 2006, intangible assets that are subject to amortization have accumulated amortization of $5.3 million. For each of the next five succeeding fiscal years, annual amortization expense will be approximately $6.8 million. Approximately $26.8 million of the total $83.8 million of goodwill is deductible for income tax purposes. The entire amount of goodwill and intangible assets has been allocated to the Wholesale Operations segment.

The following unaudited pro forma information presents the results of operations of the Company as if the Bennett acquisition had taken place on January 30, 2005 (the beginning of fiscal 2005), and February 1, 2004 (the beginning of fiscal 2004), respectively:

($ thousands, except per share amounts)	2005	2004
Net sales	$2,329,427	$2,149,768
Net earnings	39,516	30,948
Net earnings per common share:
Basic	1.45	1.15
Diluted	1.39	1.10

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

Prior to and in connection with the acquisition, the Company entered into a commitment with a lender to provide $100.0 million of short-term financing (the “Bridge Commitment”) on a senior unsecured basis. The Bridge Commitment was not funded as a result of the issuance of the senior notes, described below, simultaneously with the closing of the Bennett acquisition. The Company expensed all fees and costs associated with the Bridge Commitment, totaling $1.0 million, during the quarter ended April 2005, as a component of interest expense.

To fund a portion of the acquisition and associated expenses, the Company issued $150 million of 8.75% senior notes due 2012. To fund the remaining portion of the acquisition and associated expenses, the Company repatriated $60.5 million of earnings from its foreign subsidiaries pursuant to the American Jobs Creation Act of 2004.

3.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

($ thousands, except per share amounts)	2005	2004	2003
NUMERATOR
Net earnings	$41,000	$43,305	$46,236
DENOMINATOR (thousand shares)
Denominator for basic earnings per common share	27,260	26,876	26,516
Dilutive effect of unvested restricted stock and stock options	1,090	1,336	1,408
Denominator for diluted earnings per common share	28,350	28,212	27,924
Basic earnings per common share	$1.50	$1.61	$1.74
Diluted earnings per common share	$1.45	$1.53	$1.66

Options to purchase 554,870, 462,950 and 52,473 shares of common stock in 2005, 2004 and 2003, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

4.	COMPREHENSIVE INCOME

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments, unrealized gains and losses from derivatives used for hedging activities and minimum pension liability adjustments.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended January 28, 2006, and January 29, 2005.

($ thousands)	2005	2004	2003
Net earnings	$41,000	$43,305	$46,236
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,400	2,684	5,553
Minimum pension liability adjustment	(9)	(471)	—
Unrealized losses on derivative instruments	(1,155)	(154)	(1,199)
Net loss from derivatives reclassified into earnings	1,569	1,892	1,859
	3,805	3,951	6,213
Comprehensive Income	$44,805	$47,256	$52,449

The accumulated other comprehensive income (loss) for the Company is comprised of cumulative foreign currency translation gains (losses) of $4.0 million, $0.6 million and $(2.1) million in 2005, 2004 and 2003, respectively, unrealized losses on derivative financial instruments used for hedging activities, net of related tax effect, of $(0.7) million, $(1.1) million and $(2.8) million in 2005, 2004 and 2003, respectively, and a minimum pension liability adjustment, net of related tax effect, of $(0.5) million in 2005 and in 2004.

See additional information related to derivative instruments in Note 12.

5.	RESTRUCTURING CHARGES

Naturalizer Restructuring and Store Closings
During 2005, the Company announced a series of initiatives to strengthen its Naturalizer brand, including plans to close underperforming Naturalizer stores, consolidate all buying, merchandise planning and allocation functions, consolidate all retail accounting and information systems support and streamline certain Naturalizer wholesale operations, including the sales, marketing and product development areas. In connection with the restructuring, the Company consolidated the functions listed above and closed 95 Naturalizer retail stores in 2005 at a total cost of $14.7 million, the components of which are as follows:

● Severance and benefit costs — $2.3 million

● Costs to buy out leases prior to their normal expiration date — $6.4 million

● Inventory markdowns to liquidate quantities in closing stores — $3.3 million

● Fixed asset write-offs — $2.7 million

Of the $14.7 million charge, $14.1 million was reflected in the Specialty Retail segment and $0.6 million was reflected in the Wholesale Operations segment. Of this charge, $3.3 million was reflected in cost of goods sold, and $11.4 million was reflected in selling and administrative expenses. A tax benefit of $5.5 million was associated with this charge.

The following is a summary of the activity in the reserve, by category of costs:

	Employee	Lease	Inventory	Fixed Asset
($ millions)	Severance	Buyouts	Markdowns	Write-Offs	Total
Original charges and reserve balance	$2.3	$6.4	$3.3	$2.7	$14.7
Expenditures in 2005	(1.5)	(6.3)	(3.3)	(2.7)	(13.8)
Reserve balance January 28, 2006	$0.8	$0.1	$—	$—	$0.9

Inventory markdowns and the write-off of assets are non-cash items.

Closure of Canadian Manufacturing Facility
In 2003, the Company announced the closing of its last Canadian footwear manufacturing factory located in Perth, Ontario, and recorded a pretax charge of $4.5 million, the components of which are as follows:

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

The following is a summary of the activity in the reserve, by category of costs:

	Employee	Inventory	Lease
($ millions)	Severance	Markdowns	Buyouts	Total
Original charge and reserve balance	$2.3	$1.6	$0.6	$4.5
Adjustments	(0.3)	0.4	(0.1)	—
Expenditures in 2004	(2.0)	(2.0)	(0.4)	(4.4)
Expenditures in 2005	—	—	(0.1)	(0.1)
Reserve balance January 28, 2006	$—	$—	$—	$—

In 2004, the manufacturing facility was closed.

6.	RETIREMENT AND OTHER BENEFIT PLANS
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

The Company also maintains an unfunded Supplemental Executive Retirement Plan (SERP). As of January 28, 2006, the projected benefit obligation of this plan was $15.6 million, and the accumulated benefit obligation was $11.7 million.

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

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2005	2004	2005	2004
Benefit obligation at beginning of year	$157,046	$139,095	$4,666	$4,801
Service cost	6,874	6,176	—	—
Interest cost	9,364	8,699	254	261
Plan participants’ contribution	18	26	60	94
Plan amendments	—	46	—	—
Actuarial loss (gain)	7,278	10,246	(203)	(71)
Benefits paid	(8,156)	(7,600)	(385)	(419)
Special termination benefits	—	56	—	—
Curtailment loss (gain)	22	(96)	—	—
Foreign exchange rate changes	508	398	—	—
Benefit obligation at end of year	$172,954	$157,046	$4,392	$4,666

The accumulated benefit obligation for the United States pension plans was $149.9 million and $137.6 million as of January 28, 2006, and January 29, 2005, respectively. The accumulated benefit obligation for the Canadian pension plans was $6.2 million and $5.6 million as of January 28, 2006, and January 29, 2005, respectively.

			Other Postretirement
Weighted Average Assumptions	Pension Benefits		Benefits
Used to Determine Benefit Obligations, End of Year	2005	2004	2005	2004
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Assumed health care cost trend rates have a minor effect on the benefit obligations reported for health care plans. A 1-percentage-point change in the assumed health care cost trend rates would have the following effect:

	1-Percentage-	1-Percentage-
($ thousands)	Point Increase	Point Decrease
Effect on postretirement benefit obligation	$9	$(9)

Plan Assets
The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$210,348	$191,551	$—	$—
Actual return on plan assets	21,322	25,901	—	—
Employer contributions	212	31	325	325
Plan participants’ contributions	18	26	60	94
Benefits paid	(8,156)	(7,600)	(385)	(419)
Foreign exchange rate changes	533	439	—	—
Fair value of plan assets at end of year	$224,277	$210,348	$—	$—

Employer contributions and benefits paid in the above table include both those amounts contributed directly to and paid directly from plan assets and those amounts paid directly to plan participants.

The asset allocation for the Brown Shoe Company, Inc. Retirement Plan at the end of 2005 and 2004 and the target allocation for 2006, by asset category, are as follows:

	Target Allocation for 2006	Percentage of Plan Assets at Year-End
		2005	2004
Asset Category
Domestic equities	65%	64%	64%
Debt securities	30%	30%	31%
Foreign equities	5%	6%	5%
Total	100%	100%	100%

Domestic equities do not include any Company stock at January 28, 2006, or January 29, 2005. Plan assets are valued at fair value based on quoted market values.

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

Assets of the Canadian pension plans, which total approximately $7.1 million at January 28, 2006, were invested 55% in equity funds, 38% in bond funds and 7% in money market funds. The Canadian pension plans did not include any Company stock as of January 28, 2006, or January 29, 2005.

Funded Status
The following table reconciles the funded status of all plans, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2005	2004	2005	2004
Over (under) funded status at end of year	$51,323	$53,302	$(4,392)	$(4,666)
Unrecognized net actuarial (gain) loss	(3,921)	(5,770)	(186)	(55)
Unrecognized prior service cost	902	1,306	—	—
Unrecognized net transition obligation (asset)	(929)	(1,101)	—	—
Net amount recognized at end of year	$47,375	$47,737	$(4,578)	$(4,721)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2005	2004	2005	2004
Prepaid benefit cost	$57,735	$55,915	$—	$—
Accrued benefit cost	(11,658)	(9,650)	(4,578)	(4,721)
Intangible asset	513	723	—	—
Accumulated other comprehensive income	785	749	—	—
Net amount recognized at end of year	$47,375	$47,737	$(4,578)	$(4,721)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
($ thousands)	2005	2004	2005	2004
End of Year
Projected benefit obligation	$15,603	$13,920	$15,603	$13,920
Accumulated benefit obligation	11,658	9,650	11,658	9,650
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

Net Periodic Benefit Cost

Net periodic benefit cost (income) for 2005, 2004 and 2003 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2005	2004	2003	2005	2004	2003
Service cost	$6,874	$6,176	$5,269	$—	$—	$—
Interest cost	9,364	8,699	7,999	254	261	272
Expected return on assets	(16,391)	(15,315)	(14,810)	—	—	—
Curtailment loss	22	—	—	—	—	—
Amortization of:
Actuarial (gain) loss	525	538	380	(84)	(141)	(194)
Prior service cost	404	314	313	—	—	(105)
Net transition asset	(189)	(177)	(166)	—	—	—
Settlement cost	85	—	—	—	—	—
Total net periodic benefit cost (income)	$694	$235	$(1,015)	$170	$120	$(27)

	Pension Benefits			Other Postretirement Benefits
Weighted Average Assumptions Used to Determine Net Cost	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	4.25%	N/A	N/A	N/A
Expected return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	8.00%	8.00%	8.00%

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

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

				Other
	Pension Benefits			Postretirement
($ thousands)	Funded Plans	SERP	Total	Benefits
Employer Contributions
2006 expected contributions to plan trusts	$67	$—	$67	$—
2006 expected contributions to plan participants	—	100	100	500
Expected Benefit Payments
2006	$7,483	$100	$7,583	$500
2007	7,686	100	7,786	500
2008	7,923	2,800	10,723	500
2009	8,314	800	9,114	400
2010	8,508	1,100	9,608	400
2011 - 2015	49,067	15,400	64,467	1,700

Defined Contribution Plans
The Company’s domestic defined contribution 401(k) plans cover salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions generally up to a maximum of 3.5% of the employee’s salary. The Company’s expense for this plan was $3.4 million, $2.8 million and $3.0 million in 2005, 2004 and 2003, respectively.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 8% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.2 million in each of 2005, 2004 and 2003.

7.	INCOME TAXES
The components of earnings before income taxes consisted of domestic earnings before income taxes of $39.3 million, $31.9 million and $43.6 million in 2005, 2004 and 2003, respectively, and foreign earnings before income taxes of $31.8 million, $24.4 million and $20.0 million in 2005, 2004 and 2003, respectively.

During 2005, the Company repatriated $102 million of previously untaxed earnings from our foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Company recognized $12.0 million of tax expense associated with the repatriation.

The components of income tax provision (benefit) on earnings were as follows:

($ thousands)	2005	2004	2003
FEDERAL
Current	$28,543	$14,706	$11,749
Deferred	(3,176)	(3,846)	6,319
	25,367	10,860	18,068
STATE	3,026	347	761
FOREIGN	1,754	1,775	(1,499)
Total income tax provision	$30,147	$12,982	$17,330

The Company made federal, state and foreign tax payments, net of refunds, of $29.7 million, $10.4 million and $12.9 million in 2005, 2004 and 2003, respectively.

The differences between the tax expense reflected in the financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2005	2004	2003
Income taxes at statutory rate	$24,901	$19,700	$22,248
State income taxes, net of federal tax benefit	1,622	226	495
Tax on earnings repatriated from foreign subsidiaries	12,002	—	—
Foreign earnings taxed at lower rates	(7,676)	(5,423)	(5,616)
Operating loss of majority-owned subsidiary with no tax benefit	—	—	66
Reduction of valuation allowance on net operating loss carryforward	(636)
Other	(66)	(1,521)	137
Total income tax provision (benefit)	$30,147	$12,982	$17,330

The Other category of income tax provision includes $1.0 million of tax benefit recorded in 2004, related to the elimination of the Company’s valuation allowance associated with its foreign tax credit carryforwards. On October 22, 2004, the Jobs Creation Act was signed into law. The Jobs Creation Act extended the time in which foreign tax credit carryforwards could be utilized for federal income tax purposes from a five-year period to a ten-year period. As a result of this change, the Company expects to fully utilize its foreign tax credit carryforwards.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 28, 2006	January 29, 2005
Deferred Tax Assets
Employee benefits, compensation and insurance	$9,495	$8,021
Accrued expenses	7,405	8,838
Foreign tax credit carryforwards	—	6,696
Postretirement and postemployment benefit plans	2,635	2,385
Deferred rent	12,143	3,664
Allowance for doubtful accounts	3,596	1,664
Depreciation	—	1,150
Net operating loss (NOL) carryforward	3,696	4,065
Unrealized loss on derivatives	329	606
Inventory capitalization and inventory reserves	3,333	2,212
Other	2,521	2,607
Total deferred tax assets, before valuation allowance	45,153	41,908
Valuation allowance for NOL carryforward	(1,627)	(2,378)
Total deferred tax assets, net of valuation allowance	43,526	39,530
Deferred Tax Liabilities
Retirement plans	(17,116)	(16,223)
LIFO inventory valuation	(14,370)	(11,757)
Goodwill and intangible assets	(19,849)	(686)
Depreciation	(5,378)	—
Other	(553)	(705)
Total deferred tax liabilities	(57,266)	(29,371)
Net deferred tax asset (liability)	$(13,740)	$10,159

As of January 28, 2006, the Company anticipates that all foreign tax credit carryforwards will be utilized on the Company’s fiscal 2005 tax return. At the end of 2005, the Company had a net operating loss carryforward with a tax value of $1.6 million, related to a majority-owned subsidiary, which expires in fiscal 2019; a net operating loss carryforward with a tax value of $1.1 million, related to its Canadian operations, which expires in fiscal 2010; and various state net operating loss carryforwards with tax values totaling $1.0 million. A valuation allowance of $1.6 million has been established related to these operating loss carryforwards.

As of January 28, 2006, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. At January 28, 2006, the Company had $34.3 million of cash and cash equivalents, of which approximately $21 million represents cash and cash equivalents of our Canadian and other foreign subsidiaries.

The Company evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and accordingly, determine the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, the Company believes that a significant portion of the estimated 2006 earnings of its foreign subsidiaries that are not otherwise subject to U.S. taxation, excluding its Canadian subsidiary, will be permanently reinvested and accordingly, will not provide deferred taxes on such earnings. If our unremitted foreign earnings were not considered indefinitely reinvested as of January 28, 2006, additional deferred taxes of approximately $5.0 million would have been provided.

8.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments include Famous Footwear, Wholesale operations, Specialty Retail and Other.

Famous Footwear, which represents the Company’s largest division, operated 953 stores at the end of 2005, primarily selling branded footwear for the entire family.

Wholesale Operations source and market branded, licensed and private-label footwear primarily to department stores, mass merchandisers, independent retailers and Company-owned Naturalizer Retail and Famous Footwear stores.

The Specialty Retail operations include 167 stores in the United States and 147 stores in Canada at year-end, selling primarily Naturalizer brand footwear in regional malls and outlet centers. In fiscal 2005, the Company began reporting its majority-owned subsidiary, Shoes.com, Inc., a footwear e-commerce company, within the Specialty Retail segment. Shoes.com had previously been reported within the Other segment. Prior year amounts have been reclassified to conform to current year presentation. This reclassification resulted in a transfer of sales of $17.7 million and $8.0 million in 2004 and 2003, respectively, and resulted in an immaterial transfer of operating earnings (loss) in both 2004 and 2003 to the Specialty Retail segment. This reclassification also resulted in a transfer of operating segment assets of $6.7 million and $3.9 million in 2004 and 2003, respectively.

The Other segment includes the corporate assets and administrative and other expenses which are not allocated to the operating units.

The Company’s reportable segments are operating units that market to different customers and are each managed separately as they distribute their products on a retail or wholesale basis. An operating segment’s performance is evaluated and resources are allocated based on operating earnings. Operating earnings represent gross profit less selling and administrative expenses and, in 2004 and 2003, a provision for environmental litigation. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment sales are generally recorded at a profit to the selling division. All intersegment earnings related to inventory on hand at the purchasing division are eliminated against the earnings of the selling division.

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Fiscal 2005
External sales	$1,187,166	$864,928	$239,963	$—	$2,292,057
Intersegment sales	2,108	157,537	—	—	159,645
Depreciation and amortization	24,355	6,927	7,160	1,892	40,334
Operating earnings (loss)	67,035	80,065	(22,687)	(35,782)	88,631
Operating segment assets	381,941	488,705	64,840	91,807	1,027,293
Capital expenditures	29,197	1,142	4,956	1,505	36,800
Fiscal 2004
External sales	$1,116,686	$615,884	$209,234	$—	$1,941,804
Intersegment sales	1,589	160,861	—	—	162,450
Depreciation and amortization	22,319	1,349	6,095	2,147	31,910
Operating earnings (loss)	60,290	44,877	(11,247)	(30,152)	63,768
Operating segment assets	385,981	242,775	71,760	145,618	846,134
Capital expenditures	34,117	2,934	6,992	2,184	46,227
Fiscal 2003
External sales	$1,073,611	$561,288	$197,209	$—	$1,832,108
Intersegment sales	1,090	138,224	—	—	139,314
Depreciation and amortization	22,561	1,244	4,745	2,130	30,680
Operating earnings (loss)	51,830	55,808	(4,592)	(30,161)	72,885
Operating segment assets	356,635	201,474	63,730	117,215	739,054
Capital expenditures	26,273	2,878	4,851	1,106	35,108

Following is a reconciliation of operating earnings to earnings before income taxes:

($ thousands)	2005	2004	2003
Total operating earnings	$88,631	$63,768	$72,885
Interest expense	(18,832)	(8,410)	(9,781)
Interest income	1,348	929	462
Earnings before income taxes	$71,147	$56,287	$63,566

In 2005, the impact of special charges included in operating earnings was as follows:

● Wholesale Operations — $0.6 million related to the initiatives to strengthen the Naturalizer brand

● Specialty Retail — $14.1 million related to the initiatives to strengthen the Naturalizer brand, including the closing of 95 underperforming Naturalizer stores and the consolidation of retail accounting and information systems support, including the consolidation of all buying, merchandise planning and allocation functions

In 2004, the impact of special charges and costs included in operating earnings was as follows:

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

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2005	2004	2003
Net Sales
United States	$1,879,542	$1,615,735	$1,500,936
Far East	327,037	261,154	258,724
Canada	87,601	80,382	77,154
Latin America, Europe and other	—	—	54
Inter-area sales	(2,123)	(15,467)	(4,760)
	$2,292,057	$1,941,804	$1,832,108
Long-Lived Assets
United States	$371,252	$192,842	$182,775
Far East	13,757	13,873	12,820
Canada	16,292	16,244	15,638
Latin America, Europe and other	321	336	362
	$401,622	$223,295	$211,595

Long-lived assets consisted primarily of property and equipment, prepaid pension costs, goodwill, trademarks and other noncurrent assets.

9.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	January 28, 2006	January 29, 2005
Land and buildings	$31,159	$31,115
Leasehold improvements	146,387	138,310
Technology equipment	33,488	33,895
Machinery and equipment	24,309	24,659
Furniture and fixtures	109,089	107,298
Construction in progress	10,251	3,861
	354,683	339,138
Allowances for depreciation	(238,128)	(224,744)
	$116,555	$114,394

Useful lives of property and equipment are as follows:

Buildings	15-30 years
Leasehold improvements	5-20 years
Technology equipment	3-5 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

Selling and administrative expenses include charges for impairment, primarily for leasehold improvements and fixtures in our retail stores, of $1.4 million, $3.1 million and $3.7 million, which were recognized in 2005, 2004 and 2003, respectively. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

10.	LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Credit Agreement
The Company has a secured $350 million revolving bank credit agreement (the “Agreement”), which was effective July 21, 2004, and which expires on July 21, 2009. The Agreement provides for a maximum line of credit of $350 million, subject to the calculated borrowing base restrictions. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Company’s obligations are secured by accounts receivable and inventory of the Company and the Company’s wholly owned domestic and Canadian subsidiaries. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. Certain covenants would be triggered if availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. Interest on borrowings is at variable rates based on the LIBOR rate or the base rate, as defined. There is a fee payable on the unused amount of the facility.

In connection with amending the Agreement, the Company incurred approximately $1.3 million of issuance costs during 2004, which, together with remaining unamortized debt issuance costs of approximately $2.7 million associated with the original bank credit agreement, are being amortized over the five-year term of the Agreement.

At January 28, 2006, the Company had $50.0 million of borrowings outstanding and $17.5 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was approximately $277 million at the end of 2005. The Company has an interest rate swap agreement, with a notional amount of $50 million expiring in October 2006, that converts variable rate interest payable on $50 million of borrowings under the revolving credit agreement to a fixed rate of 6.28%. See Note 12 for further information related to the interest rate swap agreement.

At January 29, 2005, the Company had borrowings outstanding under the revolving credit agreement of $142.0 million, of which $50 million was classified as long-term debt.

The maximum amount of borrowings under the current revolving bank credit arrangement at the end of any month was $164.0 million in 2005 and $162.5 million in 2004. The average daily borrowings during the year were $114.8 million in 2005 and $129.8 million in 2004. The weighted average interest rates approximated 4.7% in 2005 and 3.5% in 2004.

Senior Notes
To fund a portion of the Bennett acquisition, the Company issued $150 million of 8.75% senior notes due 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year, beginning on November 1, 2005. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants.

In connection with the Senior Notes, the Company incurred approximately $4.7 million of issuance costs during 2005, which are being amortized over the seven-year term of the Senior Notes.

Cash payments of interest for 2005, 2004 and 2003 were $14.3 million, $8.5 million and $10.2 million, respectively.

11.	LEASES
The Company leases all of its retail locations and certain office locations, distribution centers and equipment. The minimum lease terms for our retail stores generally range from five to ten years. The term of the leases for the office facilities and distribution centers averages approximately 14 years. Over one-half of the retail store leases are subject to renewal options for varying periods. The office and distribution centers have renewal options of 5 to 20 years. In addition to minimum rental payments, certain of the retail store leases require contingent payments based on sales levels. Rent expense for operating leases was:

($ thousands)	2005	2004	2003
Minimum rents	$132,740	$123,325	$119,310
Contingent rents	695	707	469
	$133,435	$124,032	$119,779

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at January 28, 2006:

($ thousands)
2006	$134,014
2007	119,767
2008	103,840
2009	87,336
2010	65,570
Thereafter	127,595
Total minimum operating lease payments	$638,122

12.	DERIVATIVE FINANCIAL INSTRUMENTS
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

The Company’s outstanding derivative financial instruments related to foreign exchange risk consisted of the following:

(U.S. $ thousands)	January 28, 2006	January 29, 2005
Deliverable Financial Instruments
United States dollars (purchased by our Canadian division with Canadian dollars)	$4,600	$15,600
Euro	11,200	8,000
Japanese yen and other currencies	1,200	1,300
Non-Deliverable Financial Instruments
Chinese Yuan	7,700	—
New Taiwanese dollars	3,000	4,300
	$27,700	$29,200

Unrealized (losses) gains related to these instruments, based on dealer-quoted prices, were $(0.6) and $(0.2) million at January 28, 2006 and January 29, 2005, respectively. We expect to reclassify this unrealized loss from other comprehensive income to net earnings in 2006.

At the end of 2005, the Company had an interest rate swap agreement, expiring in October 2006, that converts variable rate interest payable on $50 million of borrowings under its revolving bank credit agreement to a fixed rate of 6.28%. The unrealized losses on the swap agreement, based on order-quoted prices, were $0.1 million at January 28, 2006, and $1.4 million at January 29, 2005. Since the Company expects to hold the swap agreement and the related debt until maturity, the accumulated unrealized loss on the swap agreement will decline to zero over the remaining life of the agreement, through October 2006.

During 2005 and 2004, ineffective hedges were not material.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and fair values of the Company’s financial instruments at January 28, 2006 and January 29, 2005 are:

	January 28, 2005		January 29, 2005
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$50,000	$50,000	$142,000	$142,000
Senior notes	150,000	156,750	—	—
Unrealized gains (losses) on derivative instruments:
Interest rate swap agreement	(87)	(87)	(1,350)	(1,350)
Foreign exchange contracts	(968)	(968)	(233)	(233)

The fair value of the Company’s senior notes was based upon pricing as of the end of the respective period, and borrowings under the revolving credit agreement are based upon rates available to the Company at January 28, 2006, and January 29, 2005. The fair value of the Company’s derivative instruments is based on order-quoted or dealer-quoted prices.

Carrying amounts reported on the balance sheets for cash, cash equivalents and receivables approximate fair value due to the short-term maturity of these instruments.

14.	CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and trade accounts receivable.

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
The Company’s common stock has a par value of $3.75 per share, and 100,000,000 shares are authorized. At January 28, 2006, and January 29, 2005, there were 27,710,949 shares and 27,362,687 shares outstanding, net of 3,531,931 and 3,764,106 shares held in treasury, respectively. The stock is listed and traded on the New York and Chicago Stock Exchanges (symbol BWS).

Subsequent Event — Stock Split
On March 2, 2006, the Company’s Board of Directors authorized a three-for-two split of its common stock, to be effected in the form of a dividend of one share of stock for every two shares outstanding. The dividend was paid on April 3, 2006 to shareholders of record on March 17, 2006. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Shareholder Rights Plan
The Company had a Shareholder Rights Plan under which each outstanding share of the Company’s common stock carried one Common Stock Purchase Right. The rights would only become exercisable under certain circumstances involving acquisition of the Company’s common stock by a person or group of persons without the prior written consent of the Company. Depending on the circumstances, if the rights became exercisable, the holder would have been entitled to purchase shares of the Company’s common stock or shares of common stock of the acquiring person at discounted prices. The Shareholder Rights Plan expired on March 18, 2006.

16.	SHARE-BASED PLANS
The Company has share-based incentive compensation plans, under which certain officers, employees and members of the Board of Directors are participants, and may be granted stock option, stock appreciation, restricted stock and stock performance awards. During 2005, the Company recognized expense of $3.3 million related to share-based compensation, as compared to share-based compensation income of approximately $2.7 million for 2004. The resulting variance of $6.0 million is the result of the higher expected award value under these plans, primarily the stock performance plan. The higher expected award value reflects higher than targeted payouts and a higher stock price at the end of 2005 compared to 2004.

Stock Options and Stock Appreciation Units
All stock options are granted with an exercise price equal to the quoted market value of the Company’s common stock on the date of grant. Stock appreciation units also have been granted in tandem with certain options. Such units entitle the participant to receive an amount, in cash and/or stock, equal to the difference between the current market value of a share of stock at the exercise date and the option price of such share of stock. The options and appreciation units generally become exercisable one year from the date of grant at a rate of 25% per year and are exercisable for up to ten years from the date of grant. Since the stock appreciation units are issued in tandem with stock options, the exercise of either cancels the other. Variable plan accounting is used to determine compensation expense related to stock appreciation units. Such expense is recorded over the period the units vest and is remeasured at the end of each reporting period based on the current market price of the Company’s stock on that date and the expected number of such units to be exercised. The ultimate measure of compensation expense will be based on the market price of the Company’s stock on the date the stock appreciation unit is exercised. As of January 28, 2006, 644,670 additional shares of common stock were available to be granted in the form of options, restricted stock or stock performance units.

Through 2005, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options instead of the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See “Impact of Prospective Accounting Pronouncements” in Note 1 for discussion of changes in share-based compensation for 2006.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.2%, 3.5% and 3.3%; dividend yields of 1.2%, 1.0% and 1.3%; volatility factors of the expected market price of the Company’s common stock of 0.44, 0.43 and 0.46; and a weighted average expected life of the option of seven years. The weighted average fair value of options granted during 2005, 2004 and 2003 was $10.67, $11.45 and $9.13 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The Company’s pro forma information is presented in Note 1.

The following summary sets forth the Company’s stock option and stock appreciation units activity for the three years ended January 28, 2006:

	Number of Option Shares	Number of Appreciation Units	Weighted Average Exercise Price
Outstanding February 1, 2003	2,822,625	140,469	$11
Granted	549,750	-	18
Exercised	(489,835)	-	10
Terminated	(28,875)	(20,944)	12
Outstanding January 31, 2004	2,853,665	119,525	12
Granted	518,175	-	26
Exercised	(279,587)	-	12
Terminated	(42,712)	-	19
Outstanding January 29, 2005	3,049,541	119,525	15
Granted	555,750		22
Exercised	(436,503)		12
Terminated	(48,000)	(31,493)	23
Outstanding January 28, 2006	3,120,788	88,032	$16

Following is a summary of stock options outstanding as of January 28, 2006, which have exercise prices ranging from $7 to $26:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options Outstanding
$ 7 — $10	424,313	$8	4
$10 — $12	509,663	11	3
$12 — $15	671,100	13	5
$15 — $20	434,063	17	7
$20 — $23	543,000	22	9
$23 — $26	538,649	26	9
	3,120,788	$16	6
Options Exercisable
$ 7 — $10	424,313	$8	4
$10 — $12	495,600	11	3
$12 — $15	556,500	13	5
$15 — $20	214,734	17	7
$20 — $26	152,662	26	8
	1,843,809	$13	5

At January 29, 2005, 1,870,466 options with a weighted average exercise price of $11 were exercisable. At January 31, 2004, 1,716,659 options with a weighted average exercise price of $11 were exercisable.

Restricted Stock
Under the Company’s incentive compensation plans, restricted stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during an eight-year period whereby the restrictions lapse on 50% of these shares after four years, 25% after six years and the remaining 25% after eight years. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders’ equity and subsequently amortized to expense over the eight-year restriction period. In 2005, 2004 and 2003, restricted shares granted were 0, 24,750 and 118,050, and restricted shares terminated were 4,875, 29,025 and 4,313, respectively. Compensation expense related to restricted shares was $0.9 million, $0.9 million and $0.8 million in 2005, 2004 and 2003, respectively.

Stock Performance Awards
Under the Company’s incentive compensation plans, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Compensation expense is recorded over the performance period based on the anticipated number of shares to be awarded. In 2005, compensation expense was $2.4 million. In 2004, projections indicated that there would be no awards at the end of the performance period for grants made in 2004 and 2003. Accordingly, accrued expenses for those plans were reduced, resulting in income in 2004 of $3.6 million. Compensation expense for performance shares was $4.0 million in 2003.

17.	COMMITMENTS AND CONTINGENCIES

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. During 2005, 2004 and 2003, the Company recorded $0.9 million, $0, and $0.8 million, respectively, related to this remediation. The anticipated future cost of remediation activities at January 28, 2006, is $5.4 million and is accrued within other accrued expenses and other liabilities, but the ultimate cost may vary. The cumulative costs incurred through January 28, 2006 are $16.7 million.

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 18 years. The Company has an accrued liability of $2.0 million at January 28, 2006, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.3 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.3 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills.

Based on information currently available, the Company had an accrued liability of $7.7 million as of January 28, 2006, to complete the cleanup, maintenance and monitoring at all sites. Of the $7.7 million liability, $1.0 million is included in other accrued expenses, and $6.7 million is included in other noncurrent liabilities in the consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts; however, the Company is not able to determine a range of possible additional costs, if any.

While the Company currently does not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company’s subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. The total pretax charge recorded for these matters in 2003 was $3.1 million. The Company recorded an additional $0.6 million in expense in 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which pre-judgment interest applied. The plaintiffs have filed an appeal of the December 2003 jury verdict, and the ultimate outcome and cost to the Company may vary.

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

Other
During 2004, the Company recorded a charge of $3.5 million related to its guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed the bond obligation. The current owner of the manufacturing and warehouse facility has filed for bankruptcy protection and is liquidating its assets. Although the Company will pursue recovery of these costs, the ultimate outcome is uncertain. Accordingly, the Company recorded its estimate of the maximum exposure, $3.5 million, as a charge in 2004. As of January 28, 2006, the Company’s accrued liability has decreased to $2.7 million reflecting a scheduled principal and interest payment to the bondholders.

During 2004 and 2003, the Company recorded charges of $2.4 million and $0.3 million, respectively, relating to the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding. While management has recorded its best estimate of loss, the ultimate outcome and cost to the Company may vary.

The Company is contingently liable for lease commitments of approximately $6.2 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

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

Condensed Consolidating Balance Sheet
As of January 28, 2006

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$13,337	$14,566	$6,385	$—	$34,288
Receivables	90,982	9,557	57,764	(200)	158,103
Inventories	89,807	315,943	10,747	(2,202)	414,295
Other current assets	6,397	10,312	1,599	677	18,985
Total current assets	200,523	350,378	76,495	(1,725)	625,671
Other assets	251,392	31,716	1,959	—	285,067
Property and equipment, net	16,030	97,026	3,499	—	116,555
Investment in subsidiaries	471,472	15,107	—	(486,579)	—
Total assets	$939,417	$494,227	$81,953	$(488,304)	$1,027,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$50,000	$—	$200	$(200)	$50,000
Trade accounts payable	29,669	87,950	55,464	—	173,083
Accrued expenses	70,201	54,254	6,969	(15)	131,409
Income taxes	(4,247)	5,040	3,418	(383)	3,828
Total current liabilities	145,623	147,244	66,051	(598)	358,320
Other Liabilities
Long-term debt	150,000	—	—	—	150,000
Other liabilities	55,426	29,296	41	—	84,763
Intercompany (receivable) payable	154,158	(156,219)	3,188	(1,127)	—
Total other liabilities	359,584	(126,923)	3,229	(1,127)	234,763
Shareholders’ equity	434,210	473,906	12,673	(486,579)	434,210
Total liabilities and shareholders’ equity	$939,417	$494,227	$81,953	$(488,304)	$1,027,293

Condensed Consolidating Statement of Earnings
For the Fiscal Year Ended January 28, 2006

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$563,537	$1,542,541	$357,042	$(171,063)	$2,292,057
Cost of goods sold	411,228	863,391	290,197	(171,063)	1,393,753
Gross profit	152,309	679,150	66,845	—	898,304
Selling and administrative expenses	145,631	629,048	34,994	—	809,673
Equity in (earnings) of subsidiaries	(55,902)	(28,646)	—	84,548	—
Operating earnings	62,580	78,748	31,851	(84,548)	88,631
Interest expense	(18,792)	(3)	(37)	—	(18,832)
Interest income	54	164	1,130	—	1,348
Intercompany interest income (expense)	5,378	(6,652)	1,274	—	—
Earnings before income taxes	49,220	72,257	34,218	(84,548)	71,147
Income tax provision	(8,220)	(17,591)	(4,336)	—	(30,147)
Net earnings (loss)	$41,000	$54,666	$29,882	$(84,548)	$41,000

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended January 28, 2006

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$34,427	$89,690	$25,748	$(3,028)	$146,837
Investing activities
Acquisition cost, net of cash received	(206,026)	—	—	—	(206,026)
Capital expenditures	(2,037)	(34,156)	(607)	—	(36,800)
Other	1,141	—	—	—	1,141
Net cash used by investing activities	(206,922)	(34,156)	(607)	—	(241,685)
Financing activities
(Decrease) increase in current maturities of long-term debt	(92,000)	—	(575)	575	(92,000)
Proceeds from issuance of Senior Notes	150,000	—	—	—	150,000
Debt issuance costs	(4,733)	—	—	—	(4,733)
Proceeds from stock options exercised	2,585	—	—	—	2,585
Tax benefit related to share-based plans	1,189	—	—	—	1,189
Dividends (paid) received	(7,353)	102,000	(102,000)	—	(7,353)
Intercompany financing	139,803	(152,874)	10,618	2,453	—
Net cash (used) provided by financing activities	189,491	(50,874)	(91,957)	3,028	49,688
Increase (decrease) in cash and cash equivalents	16,996	4,660	(66,816)	—	(45,160)
Cash and cash equivalents at beginning of period	(3,659)	9,906	73,201	—	79,448
Cash and cash equivalents at end of period	$13,337	$14,566	$6,385	$—	$34,288

Condensed Consolidating Balance Sheet
As of January 29, 2005

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(3,659)	$9,906	$73,201	$—	$79,448
Receivables	58,043	6,874	33,361	(775)	97,503
Inventories	88,115	333,793	5,178	(5,636)	421,450
Other current assets	7,635	13,823	959	2,021	24,438
Total current assets	150,134	364,396	112,699	(4,390)	622,839
Other assets	73,713	33,137	2,095	(44)	108,901
Property and equipment, net	15,014	95,773	3,607	—	114,394
Investment in subsidiaries	411,495	88,616	—	(500,111)	—
Total assets	$650,356	$581,922	$118,401	$(504,545)	$846,134
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$92,000	$—	$775	$(775)	$92,000
Trade accounts payable	17,373	93,162	33,447	—	143,982
Accrued expenses	50,598	42,525	5,037	(64)	98,096
Income taxes	2,956	2,797	1,699	(15)	7,437
Total current liabilities	162,927	138,484	40,958	(854)	341,515
Other Liabilities
Long-term debt	50,000	—	—	—	50,000
Other liabilities	31,771	31,612	(67)	—	63,316
Intercompany payable (receivable)	14,355	(3,345)	(7,430)	(3,580)	—
Total other liabilities	96,126	28,267	(7,497)	(3,580)	113,316
Shareholders’ equity	391,303	415,171	84,940	(500,111)	391,303
Total liabilities and shareholders’ equity	$650,356	$581,922	$118,401	$(504,545)	$846,134

Condensed Consolidating Statement of Earnings
For the Fiscal Year Ended January 29, 2005

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$522,738	$1,340,624	$278,812	$(200,370)	$1,941,804
Cost of goods sold	389,084	729,510	236,979	(198,136)	1,157,437
Gross profit	133,654	611,114	41,833	(2,234)	784,367
Selling and administrative expenses	137,637	564,840	20,356	(2,234)	720,599
Equity in (earnings) of subsidiaries	(45,522)	(20,956)	—	66,478	—
Operating earnings	41,539	67,230	21,477	(66,478)	63,768
Interest expense	(8,351)	(2)	(57)	—	(8,410)
Interest income	17	118	794	—	929
Intercompany interest income (expense)	6,211	(6,988)	777	—	—
Earnings before income taxes	39,416	60,358	22,991	(66,478)	56,287
Income tax provision	3,889	(15,425)	(1,446)	—	(12,982)
Net earnings (loss)	$43,305	$44,933	$21,545	$(66,478)	$43,305

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended January 29, 2005

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net cash (used) provided by operating activities	$(37,568)	$68,455	$20,174	$913	$51,974
Investing activities
Capital expenditures	(3,333)	(41,133)	(1,761)	—	(46,227)
Other	153	—	—	—	153
Net cash used by investing activities	(3,180)	(41,133)	(1,761)	—	(46,074)
Financing activities
Increase (decrease) in current maturities of long-term debt	22,500	—	(225)	225	22,500
Debt issuance costs	(1,274)	—	—	—	(1,274)
Proceeds from stock options exercised	2,581	—	—	—	2,581
Tax benefit related to share-based plans	1,350	—	—	—	1,350
Dividends paid	(7,266)	—	—	—	(7,266)
Intercompany financing	22,736	(23,781)	2,183	(1,138)	—
Net cash provided (used) by financing activities	40,627	(23,781)	1,958	(913)	17,891
Increase (decrease) in cash and cash equivalents	(121)	3,541	20,371	—	23,791
Cash and cash equivalents at beginning of period	(3,538)	6,365	52,830	—	55,657
Cash and cash equivalents at end of period	$(3,659)	$9,906	$73,201	$—	$79,448

Condensed Consolidating Statement of Earnings
For the Fiscal Year Ended January 31, 2004

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$460,328	$1,297,514	$262,301	$(188,035)	$1,832,108
Cost of goods sold	326,940	706,030	226,521	(186,049)	1,073,442
Gross profit	133,388	591,484	35,780	(1,986)	758,666
Selling and administrative expenses	119,911	557,478	10,378	(1,986)	685,781
Equity in (earnings) of subsidiaries	(39,690)	(24,232)	—	63,922	—
Operating earnings	53,167	58,238	25,402	(63,922)	72,885
Interest expense	(9,708)	—	(73)	—	(9,781)
Interest income	30	53	379	—	462
Intercompany interest income (expense)	8,352	(8,352)	—	—	—
Earnings before income taxes	51,841	49,939	25,708	(63,922)	63,566
Income tax provision	(5,605)	(9,998)	(1,727)	—	(17,330)
Net earning (loss)	$46,236	$39,941	$23,981	$(63,922)	$46,236

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended January 31, 2004

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net cash (used) provided by operating activities	$(6,001)	$76,513	$21,647	$(307)	$91,852
Investing activities
Capital expenditures	(1,663)	(31,319)	(2,126)	—	(35,108)
Other	486	—	—	—	486
Net cash used by investing activities	(1,177)	(31,319)	(2,126)	—	(34,622)
Financing activities
(Decrease) increase in current maturities of long-term debt	(9,500)	—	25	(25)	(9,500)
Principal payments of long-term debt	(23,500)	—	—	—	(23,500)
Tax benefit related to share-based plans	1,543	—	—	—	1,543
Proceeds from stock options exercised	4,926	—	—	—	4,926
Dividends paid	(7,163)	—	—	—	(7,163)
Intercompany financing	39,945	(42,152)	1,875	332	—
Net cash provided (used) by financing activities	6,251	(42,152)	1,900	307	(33,694)
Increase (decrease) in cash and cash equivalents	(927)	3,042	21,421	—	23,536
Cash and cash equivalents at beginning of period	(2,611)	3,323	31,409	—	32,121
Cash and cash equivalents at end of period	$(3,538)	$6,365	$52,830	$—	$55,657

19.	QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial results (unaudited) for the years 2005 and 2004 are as follows:

	Quarters
	First Quarter (13 Weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
2005
Net sales	$523,283	$551,480	$617,676	$599,618
Gross profit	210,606	215,646	239,453	232,599
Net earnings	3,779	4,083	19,772	13,366
Per share of common stock:
Earnings — basic	0.14	0.15	0.72	0.49
Earnings — diluted	0.13	0.14	0.70	0.47
Dividends paid	0.067	0.067	0.067	0.067
Market value:
High	24.46	26.87	26.45	29.91
Low	19.23	20.35	19.76	21.36

The fourth quarter of 2005 includes charges of $6.5 million ($4.2 million on an after-tax basis) to close underperforming Naturalizer stores and a tax provision of $2.4 million to repatriate foreign earnings under the American Jobs Creation Act of 2004.

	Quarters
	First Quarter (13 Weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
2004
Net sales	$491,832	$458,657	$514,825	$476,490
Gross profit	199,364	189,246	208,043	187,714
Net earnings	8,526	7,668	18,566	8,545
Per share of common stock:
Earnings — basic	0.32	0.29	0.69	0.32
Earnings — diluted	0.30	0.27	0.66	0.30
Dividends paid	0.067	0.067	0.067	0.067
Market value:
High	26.63	28.01	21.80	20.07
Low	23.19	20.22	16.12	18.05

The fourth quarter of 2004 includes a charge of $3.5 million ($2.2 million on an after-tax basis), related to the Company’s guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility.

In addition, the Company recognized $1.0 million of tax benefit in the fourth quarter of 2004, related to the elimination of the valuation allowance associated with foreign tax credit carryforwards.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

($ thousands)	Col. A.	Col. B	Col. C		Col. D		Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions Describe		Balance at End of Period
YEAR ENDED JANUARY 28, 2006
Deducted from assets or accounts:
Doubtful accounts and allowances	$8,231	$50,714	$4,525(A	)	$46,710(B	)	$16,760
Inventory valuation allowances	16,542	40,194	779(A	)	40,347(C	)	17,168
YEAR ENDED JANUARY 29, 2005
Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$5,899	$34,065			$31,733(B	)	$8,231
Inventory valuation allowances	15,903	48,098			47,459(C	)	16,542
YEAR ENDED JANUARY 31, 2004
Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$6,674	$24,587			$25,362(B	)	$5,899
Inventory valuation allowances	18,966	44,212			47,275(C	)	15,903

(A) Represents allowances and reserves established during the purchase price allocation from our acquisition of Bennett Footwear Holdings, LLC and subsidiaries on April 22, 2005.

(B) Accounts written off, net of recoveries, discounts and allowances taken.

(C) Adjustment upon disposal of related inventories.

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

As of the end of the Company’s fiscal year, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2006.

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

Internal Control Over Financial Reporting
Management’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2006 can be found in Item 8 of this report. Management’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2006, was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can also be found in Item 8 of this report.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that, there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 28, 2006, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding Directors of the Company is set forth under the caption “Election of Directors (Proxy Item No. 1)” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2006, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” which can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16 Beneficial Ownership Reporting Compliance is set forth under the caption “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2006, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the captions “Board Meetings and Committees” and “Audit Committee,” respectively, in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2006, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics is set forth under the caption “Corporate Governance” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2006, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
Information regarding Executive Compensation is set forth under the section titled “Executive Compensation” and under the caption “Compensation of Non-Employee Directors” in the Corporate Governance section of the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2006, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors and Officers is set forth under the caption “Stock Ownership by Directors and Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2006, which information is incorporated herein by reference.

Information regarding the Principal Holders of Our Stock is set forth under the caption “Principal Holders of Our Stock” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2006, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 28, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,389,288	$16.29	644,670
Equity compensation plans not approved by security holders	—	—	—
Total	3,389,288	$16.29	644,670

(1) Included in column (a) are 268,500 rights to receive common shares subject to performance share awards at the maximum award level. The target amount of shares to be awarded under these performance share awards is 134,250, and, depending on the achievement of certain objectives at the end of fiscal 2006 and 2007, these awards may be payable anywhere from zero to a maximum 268,500 shares. These rights were disregarded for purposes of computing the weighted average exercise price in column (b). This table excludes restricted stock units granted to independent directors and independent directors’ deferred compensation units, which are payable only in cash.

Information regarding share-based plans is set forth in Note 16 of the consolidated financial statements and is hereby incorporated by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Related Transactions is set forth under the caption “Related Party Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2006, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our Principal Accountant Fees and Services is set forth under the caption “Fees Paid to Independent Registered Public Accountants” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2006, which information is incorporated herein by reference.

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

(3) Exhibits

Certain instruments defining the rights of holders of long-term debt securities of the Company are omitted pursuant to Item 601(b)4(iii) of Regulation S-K and the Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Exhibit No.	Description
2.1

Securities Purchase Agreement by and among Brown Shoe Company, Inc. and Heritage Fund III, L.P., Heritage Fund IIIA, L.P., Heritage Investors III, L.P., BICO Business Trust, Pentland U.S.A., Inc., Donna Siciliano, Michael Smith, Bruce Ginsberg, Hal Parton, Gregg Ribatt, Bennett Footwear Holdings, LLC, Bennett Footwear Group LLC, Bennett Footwear Acquisition LLC, Bennett Footwear Retail LLC and Bennett Investment Corporation dated as of March 14, 2005, incorporated herein by reference to Exhibit 2(a) to the Company’s Form 10-K for the year ended January 29, 2005 and filed April 1, 2005. The Company has omitted certain schedules pursuant to Item 601(b)(2) of Regulation S-K and the Company hereby undertakes to furnish to the SEC, upon request, copies of such schedules.

2.2

Earnout Agreement by and among the Heritage Fund III, L.P., Heritage Fund IIIA, L.P. and Heritage Investors III, L.L.C. (collectively, “Heritage”), BICO Business Trust (“BICO”), Pentland U.S.A., Inc. (“Pentland”), Donna Siciliano and Michael Smith, Heritage Partners Management Company, LLP, as representative, and Brown Shoe Company, Inc., incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K dated April 26, 2005.

3.1	Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002 and filed June 14, 2002.
3.2	Bylaws of the Company as amended through March 2, 2006, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated March 8, 2006.
4.1

Indenture for the 8.75% Senior Notes due 2012 dated April 22, 2005 among Brown Shoe Company, Inc., the subsidiary guarantors set forth therein, and SunTrust Bank, as trustee, including the form of Global Note attached there, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated April 26, 2005.

10.1a

Amended and Restated Credit Agreement, dated as of July 21, 2004, among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 21, 2004 and filed July 23, 2004.

10.1b

First Amendment dated as of March 14, 2005, to the Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 14, 2005 and filed March 14, 2005.

10.1c

Second Amendment dated as of February 14, 2006, to the Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries and the financial institutions party thereto, as lenders, incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated February 15, 2006 and filed February 15, 2006.

10.2*	Stock Option and Restricted Stock Plan of 1994, as amended, incorporated herein by reference to Exhibit 3 to the Company’s definitive proxy statement dated April 17, 1996.
10.3*	Stock Option and Restricted Stock Plan of 1998, incorporated herein by reference to Exhibit 2 to the Company’s definitive proxy statement dated April 24, 1998 and filed April 24, 1998.
10.4a*	Incentive and Stock Compensation Plan of 1999, incorporated herein by reference to Exhibit 2 to the Company’s definitive proxy statement dated April 26, 1999 and filed April 19, 1999.
10.4b*

Amendment to Incentive and Stock Compensation Plan of 1999, dated May 27, 1999, incorporated herein by reference to Exhibit 10(e)(i) to the Company’s Form 10-K for the year ended January 29, 2000 and filed April 19, 2000.

10.4c*

First Amendment to the Incentive and Stock Compensation Plan of 1999, dated January 7, 2000, incorporated herein by reference to Exhibit 10(e)(ii) to the Company’s Form 10-K for the year ended January 29, 2000 and filed April 19, 2000.

10.5a*	Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit C to the Company’s definitive proxy statement dated April 16, 2002.
10.5b*	Amendment to Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit B to the Company’s definitive proxy statement dated April 15, 2005.
10.5c*

Form of Incentive Stock Option Award Agreement under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and filed September 18, 2004.

Exhibit No.	Description
10.5d*

Form of Non-Qualified Stock Option Award Agreement under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and filed September 8, 2004.

10.5e*

Form of Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors, incorporated by reference to Exhibit 10(u) to the Company’s Form 10-K dated January 29, 2005 and filed April 1, 2005.

† 10.5f*	Form of Performance Share Award Agreement filed herewith.
† 10.6*	Form of Restricted Stock Agreement filed herewith.
10.7a*

Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for the year ended January 29, 2000 and filed April 19, 2000.

10.7b*

Amendment to the Brown Shoe Company’s, Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 29, 2005 filed December 6, 2005.

10.8*	Brown Shoe Company, Inc. Executive Retirement Plan, incorporated herein by reference to Exhibit 10.01 to the Company’s Form 8-K dated November 30, 2005 and filed November 30, 2005.
10.9*	Severance Agreement, effective April 1, 2006, between the Company and Ronald A. Fromm, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 6, 2006.
10.10*	Severance Agreement, effective April 1, 2006, between the Company and Joseph W. Wood, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 6, 2006.
10.11*	Severance Agreement, effective April 1, 2006, between the Company and Gary M. Rich, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated April 6, 2006.
10.12*	Severance Agreement, effective April 1, 2006, between the Company and Andrew M. Rosen, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated April 6, 2006.
10.13*	Severance Agreement, effective April 1, 2006, between the Company and Diane M. Sullivan, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated April 6, 2006.
10.14*

Severance Agreement, effective October 5, 2000, between the Company and David H. Schwartz, incorporated herein by reference to Exhibit 10(j) to the Company’s Form 10-Q for the quarter ended October 28, 2000.

10.15*	Summary of the salaries for the named executive officers of the registrant, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 8, 2006.
10.16*	Summary of the award levels and performance goals for the named executive officers of the registrant, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 8, 2006.
† 21	Subsidiaries of the registrant.
† 23	Consent of Registered Public Accounting Firm.
† 24	Power of attorney (contained on signature page).
† 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
† 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
† 32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits:

See Item 15(a)(3) above. On request, copies of any exhibit will be furnished to shareholders upon payment of the Company’s reasonable expenses incurred in furnishing such exhibits.

(d)	Financial Statement Schedules:

See Item 8.

* Denotes management contract or compensatory plan arrangements.

† Denotes exhibit is filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWN SHOE COMPANY, INC.

By:   /s/ ANDREW M. ROSEN
Andrew M. Rosen,
Executive Vice President and Chief Financial Officer

Date: April 10, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 10, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ RONALD A. FROMM	Chairman of the Board of Directors and Chief Executive Officer on
Ronald A. Fromm	behalf of the Company and as Principal Executive Officer

/s/ ANDREW M. ROSEN	Executive Vice President and Chief Financial Officer on behalf of
Andrew M. Rosen	the Company and as Principal Financial Officer

/s/ RICHARD C. SCHUMACHER	Senior Vice President and Chief Accounting Officer on behalf of the
Richard C. Schumacher	Company and as Principal Accounting Officer

/s/ JOSEPH L. BOWER	Director
Joseph L. Bower

/s/ JULIE C. ESREY	Director
Julie C. Esrey

/s/ CARLA C. HENDRA	Director
Carla C. Hendra

/s/ STEVEN W. KORN	Director
Steven W. Korn

/s/ RICHARD A. LIDDY	Director
Richard A. Liddy

/s/ PATRICIA G. MCGINNIS	Director
Patricia G. McGinnis

/s/ W. PATRICK MCGINNIS	Director
W. Patrick McGinnis

/s/ MICHAEL F. NEIDORFF	Director
Michael F. Neidorff

/s/ JERRY E. RITTER	Director
Jerry E. Ritter

/s/ HAL J. UPBIN	Director
Hal J. Upbin