Form 10-Q
period 2006-04-29
BROWN SHOE CO INC
filed 2006-06-06
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 29, 2006

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):       Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☑

As of May 27, 2006, 28,554,290 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	April 29, 2006	April 30, 2005	January 28, 2006
Assets
Current Assets
Cash and cash equivalents	$29,787	$25,748	$34,288
Receivables	119,456	112,703	158,103
Inventories	404,567	423,707	414,295
Prepaid expenses and other current assets	20,934	26,167	18,985
Total current assets	574,744	588,325	625,671

Other assets	85,733	91,488	86,330
Goodwill and intangible assets, net	220,720	195,292	198,737

Property and equipment	358,125	347,215	354,683
Allowance for depreciation and amortization	(241,905)	(230,184)	(238,128)
Net property and equipment	116,220	117,031	116,555
Total assets	$997,417	$992,136	$1,027,293

Liabilities and Shareholders' Equity
Current Liabilities
Borrowings under revolving credit agreement	$50,000	$79,500	$50,000
Trade accounts payable	147,579	123,864	173,083
Accrued expenses	113,825	103,777	131,409
Income taxes	(1,080)	12,064	3,828
Total current liabilities	310,324	319,205	358,320

Other Liabilities
Long-term debt	150,000	200,000	150,000
Other liabilities	84,181	79,531	84,763
Total other liabilities	234,181	279,531	234,763

Shareholders' Equity
Common stock	106,524	68,650	103,916
Additional paid-in capital	36,464	59,871	29,923
Accumulated other comprehensive income (loss)	4,606	(974)	2,822
Retained earnings	305,318	265,853	297,549
Total shareholders’ equity	452,912	393,400	434,210
Total liabilities and shareholders’ equity	$997,417	$992,136	$1,027,293
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 29, 2006	April 30, 2005
Net sales	$575,538	$523,283
Cost of goods sold	352,541	312,677
Gross profit	222,997	210,606
Selling and administrative expenses	204,403	187,538
Operating earnings	18,594	23,068
Interest expense	(4,488)	(3,399)
Interest income	284	449
Earnings before income taxes	14,390	20,118
Income tax provision	(4,359)	(16,339)
Net earnings	$10,031	$3,779

Basic earnings per common share	$0.36	$0.14

Diluted earnings per common share	$0.35	$0.13

Dividends per common share	$0.08	$0.067
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	April 29, 2006	April 30, 2005

Operating Activities:
Net earnings	$10,031	$3,779
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,958	7,826
Share-based compensation expense	2,453	352
Loss on disposal of facilities and equipment	280	184
Impairment charges for facilities and equipment	291	590
Provision for doubtful accounts	191	165
Changes in operating assets and liabilities:
Receivables	38,456	6,486
Inventories	9,728	26,524
Prepaid expenses and other current assets	(1,867)	(3,305)
Trade accounts payable and accrued expenses	(43,088)	(23,763)
Income taxes	(4,908)	4,760
Deferred rent	(1,056)	(1,341)
Deferred income taxes	(349)	7,316
Other, net	454	320
Net cash provided by operating activities	20,574	29,893

Investing Activities:
Acquisition cost, net of cash received	(22,700)	(206,970)
Capital expenditures	(8,255)	(8,547)
Other	-	105
Net cash used for investing activities	(30,955)	(215,412)

Financing Activities:
Decrease in borrowings under revolving credit agreement, net of reclassifications	-	(12,500)
Proceeds from issuance of senior notes	-	150,000
Debt issuance costs	-	(4,667)
Proceeds from stock options exercised	5,463	562
Tax benefit related to share-based plans	2,682	254
Dividends paid	(2,265)	(1,830)
Net cash provided by financing activities	5,880	131,819
Decrease in cash and cash equivalents	(4,501)	(53,700)
Cash and cash equivalents at beginning of period	34,288	79,448
Cash and cash equivalents at end of period	$29,787	$25,748
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 28, 2006.

Note 2.	Acquisition of Bennett Footwear Group and Related Financing

On April 22, 2005, the Company completed the acquisition of Bennett Footwear Holdings, LLC and its subsidiaries (“Bennett”) for $205 million in cash, including indebtedness of Bennett repaid by the Company at closing of $35.7 million. The sellers were able to receive up to $42.5 million in contingent payments to be earned upon the achievement of certain performance targets over the three years following the acquisition. On March 29, 2006, the Company made a payment to the sellers of $22.7 million related to the first of the three contingent performance periods. The sellers may receive a total of up to an additional $17.5 million in contingent payments related to the second and third performance periods. The operating results of Bennett have been included in the Company’s financial statements since April 22, 2005. The Company believes the acquisition of Bennett complements the Company’s portfolio of wholesale footwear brands, which are primarily sold in the moderately priced range, by adding owned and licensed brands that sell primarily in the better and bridge footwear price zones at department stores, including Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft.

The total consideration paid by the Company in connection with the acquisition of Bennett was $229.1 million, including the $22.7 million contingent payment discussed above, and associated fees and expenses. The cost to acquire Bennett has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation has resulted in acquired goodwill of $107.3 million and intangible assets related to trademarks, licenses and customer relationships of $98.5 million.

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

To fund a portion of the acquisition and associated expenses, the Company issued $150 million aggregate principal amount of 8.75% senior notes due 2012. To fund the remaining portion of the acquisition and associated expenses, the Company repatriated $60.5 million of earnings from its foreign subsidiaries pursuant to the American Jobs Creation Act of 2004 during the quarter ended April 2005.

Note 3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended April 29, 2006, and April 30, 2005:

	Thirteen Weeks Ended
(in thousands, except per share data)	April 29, 2006	April 30, 2005

NUMERATOR
Net earnings	$10,031	$3,779

DENOMINATOR
Denominator for basic earnings per common share	27,780	27,111
Dilutive effect of unvested restricted stock and stock options	1,217	1,107
Denominator for diluted earnings per common share	28,997	28,218

Basic earnings per common share	$0.36	$0.14

Diluted earnings per common share	$0.35	$0.13

Options to purchase 20,000 and 920,150 shares of common stock for the thirteen week periods ended April 29, 2006, and April 30, 2005, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 4.	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended April 29, 2006, and April 30, 2005:

	Thirteen Weeks Ended
($ Thousands)	April 29, 2006	April 30, 2005
Net earnings	$10,031	$3,779

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,296	(568)
Unrealized gains on derivative instruments	422	7
Net loss from derivatives reclassified into earnings	66	570
	1,784	9
Comprehensive income	$11,815	$3,788

Note 5.	Restructuring Charges

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

The following is a summary of the activity in the reserve, by category of costs:

($ millions)	Employee Severance	Lease Buyouts	Inventory Markdowns	Fixed Asset Write-Offs	Total
Original charges and reserve balance	$2.3	$6.4	$3.3	$2.7	$14.7
Amounts settled in 2005	(1.5)	(6.3)	(3.3)	(2.7)	(13.8)
Amounts settled in quarter ending April 29, 2006	(0.8)	(0.1)	-	-	(0.9)
Reserve balance April 29, 2006	$-	$-	$-	$-	$-

Inventory markdowns and the write-off of assets are non-cash items.

Note 6.	Business Segment Information

Applicable business segment information is as follows for the periods ended April 29, 2006, and April 30, 2005:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals

Thirteen Weeks Ended April 29, 2006

External sales	$302,318	$216,833	$56,387	$-	$575,538
Intersegment sales	654	49,441	-	-	50,095
Operating earnings (loss)	15,895	14,148	(2,903)	(8,546)	18,594
Operating segment assets	384,203	451,421	79,319	82,474	997,417

Thirteen Weeks Ended April 30, 2005

External sales	$288,735	$181,288	$53,260	$-	$523,283
Intersegment sales	440	46,945	-	-	47,385
Operating earnings (loss)	16,514	17,504	(3,509)	(7,441)	23,068
Operating segment assets	389,925	417,185	88,545	96,481	992,136

The Other segment includes unallocated corporate administrative and other costs.

Note 7.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	April 29, 2006	April 30, 2005	January 28, 2006

Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	209,064	184,127	187,253
Specialty Retail	7,614	6,913	7,442
Other	513	723	513
	$220,720	$195,292	$198,737

The goodwill and intangible assets in the Wholesale Operations segment primarily reflects the Company’s purchase price allocation for the acquisition of Bennett on April 22, 2005, which resulted in acquired goodwill of $107.3 million and identifiable intangible assets of $98.5 million. The intangible assets will be amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 14 years, except for the Via Spiga trademark, for which an indefinite life has been assigned. The change between April 2005 and April 2006 is primarily due to the contingent purchase price payment as described in Note 2, which was made in March 2006, partially offset by amortization of intangible assets. The change between periods for the Specialty Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment from April 30, 2005, to April 29, 2006, of $0.2 million reflects the adjustment to the Company’s minimum pension liability recorded in the fourth quarter of 2005.

Note 8.	Share-Based Compensation

Prior to fiscal 2006, which began on January 29, 2006, the Company accounted for its stock compensation awards using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the related Interpretations. Accordingly, the cost of stock appreciation units, stock performance awards and restricted stock grants were reflected in net earnings, but no compensation cost was recognized for stock options, as all option grants had an exercise price equal to the quoted market price of the underlying common stock on the date of grant.

The Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 29, 2006. SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. The Company has a policy of issuing treasury shares in satisfaction of share-based awards.

Share-based compensation expense of $2.5 million was recognized in the thirteen weeks ended April 29, 2006 as a component of selling and administrative expense. The following table details the effect of share-based compensation on operating earnings, net income and earnings per share for the thirteen weeks ended April 29, 2006:

Thirteen Weeks Ended
($ thousands)	April 29, 2006
Expense for share-based compensation plans
Stock options	$1,126
Stock performance awards	865
Restricted stock grants	462
Total share-based compensation included in operating earnings	2,453
Income taxes	(655)
Effect on net earnings	$1,798

Effect on basic earnings per common share	$0.06
Effect on diluted earnings per common share	$0.06

The Company issued 695,534 and 97,313 shares of common stock for the thirteen week periods ended April 29, 2006 and April 30, 2005, respectively, for stock options exercised, stock performance awards and restricted stock grants. For the thirteen weeks ended April 29, 2006, there were no significant modifications to any share based awards.

Stock Options
Stock options are granted to employees at exercise prices equal to the quoted market price of the Company’s stock at the date of grant. Stock options generally vest over four years and have a term of 10 years. Compensation cost for all stock options is recognized over the requisite service period for each award. No dividends are paid on unexercised options. Expense for stock options granted prior to January 29, 2006 is recognized on a straight-line method over the four year vesting period. Expense for stock options granted subsequent to January 29, 2006 is recognized on a straight-line basis separately for each vesting portion of the stock option award. The Company recognized expense related to stock options, net of estimated forfeitures, of approximately $1.1 million for the three months ended April 29, 2006.

Fair values of options granted in the first quarter of 2006 and 2005 were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	April 29, 2006	April 30, 2005

Dividend yield	1.0%	1.2%
Expected volatility	42.8%	43.5%
Risk-free interest rate	4.7%	4.2%
Expected term (in years)	7	7

Dividend yields are based on historical dividend yields. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the options. The expected term of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock options outstanding for the thirteen weeks ended April 30, 2005:

Thirteen Weeks Ended
($ thousands, except per share amounts)	April 30, 2005

Net earnings, as reported	$3,779
Add: Total share-based employee compensation expense included in reported net earnings, net of related tax effect	137
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,135)
Pro forma net earnings	$2,781
Earnings per share:
Basic - as reported	$0.14
Basic - pro forma	0.10
Diluted - as reported	0.13
Diluted - pro forma	0.10

Summarized information about stock options outstanding and exercisable at April 29, 2006 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

$ 7 - $10	247,449	4	$8	247,449	$8
$10 - $12	351,294	3	11	351,294	11
$12 - $15	452,227	5	13	449,977	13
$15 - $20	375,005	7	17	257,248	17
$20 - $23	526,889	9	22	120,750	22
Over $23	656,333	8	27	239,998	26
	2,609,197	7	$18	1,666,716	$15

The weighted average remaining contractual term of stock options outstanding and currently exercisable at April 29, 2006 was 7 years and 5 years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at April 29, 2006 was $51.6 million and $38.7 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for the thirteen-week periods ended April 29, 2006 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 28, 2006	3,120,788	$16
Granted	148,500	32
Exercised	(641,154)	12
Forfeited	(5,040)	24
Canceled or expired	(13,897)	15
Outstanding at April 29, 2006	2,609,197	$18
Exercisable at April 29, 2006	1,666,716	$15

The intrinsic value of stock options exercised was $13.1 million and $0.5 million for the thirteen-week periods ended April 29, 2006 and April 30, 2005, respectively. The amount of cash received from the exercise of stock options was $5.5 million and $0.6 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. In addition, 69,664 and 2,972 shares were tendered by employees in satisfaction of the exercise price of stock options during the thirteen weeks ended April 29, 2006 and April 30, 2005 respectively. The tax benefit associated with stock options exercised during the period was $2.5 million and $0.1 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

The following table summarizes nonvested stock option activity for the thirteen-week period ended April 29, 2006 under the current and prior plans:

	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 28, 2006	1,276,979	$10
Granted	148,500	15
Vested	(477,958)	9
Forfeited	(5,040)	11
Nonvested at April 29, 2006	942,481	$11

The weighted-average fair value of stock options granted for the thirteen-week periods ended April 29, 2006 and April 30, 2005 was $15.20 and $10.68, respectively. The total grant date fair value of stock options vested during the thirteen-week periods ended April 29, 2006 and April 30, 2005 was $4.3 million and $3.1 million, respectively. As of April 29, 2006, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $8.7 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.

Stock appreciation units were issued in tandem with certain stock options. Such units entitle the participant to receive an amount, in cash and/or stock, equal to the difference between the quoted market price of a share of the Company’s common stock at the exercise date and the option price of such share of stock. Since the stock appreciation units were issued in tandem with stock options, the exercise of either cancels the other. The Company has used variable plan accounting to determine compensation expense related to stock appreciation units based upon the quoted market price of the Company’s stock at the end of each period and the expected number of such units to be exercised. However, we currently estimate that none of the 36,599 outstanding stock appreciation units will be exercised and have recognized no expense related to these units.

Stock Performance Awards
Under the Company’s incentive compensation plans, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted stock performance awards at a target number of shares, which cliff vest over a three-year service period. At the end of the three-year period, the employee will be given an amount of shares between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the three-year period.

Prior to the adoption of SFAS 123R, expense for stock performance awards was recognized based upon the intrinsic value of the awards and the anticipated number of shares to be awarded, and was adjusted to reflect the quoted market price of the Company’s common stock at the end of each period. Expense for stock performance awards is now recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded, on a straight-line basis over the three-year service period. The fair value of the stock performance awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding stock performance awards for 292,500 shares at a target level, as of April 29, 2006, which may result in the issuance of up to 585,000 shares at the end of the service periods. The Company recognized expense related to stock performance awards of $0.9 million and $0 for the thirteen-week periods ended April 29, 2006 and April 30, 2005, respectively.

The following table summarizes stock performance activity for the thirteen-week period ended April 29, 2006 under our incentive compensation plans:

	Number of Nonvested Stock Performance Awards at Target Level	Number of Nonvested Stock Performance Awards at Maximum Level	Weighted-Average Grant Date Fair Value

Nonvested at January 28, 2006	134,250	268,500	$23
Granted	158,250	316,500	32
Vested	-	-	-
Forfeited	-	--	-
Nonvested at April 29, 2006	292,500	585,000	$26

The weighted-average fair value of stock performance awards granted for the thirteen-week periods ended April 29, 2006 and April 30, 2005 was $32 and $0, respectively. No stock performance awards vested during either of the thirteen-week periods ended April 29, 2006 and April 30, 2005. As of April 29, 2006, the total remaining unrecognized compensation cost related to non-vested stock performance awards amounted to $7.7 million, based on the anticipated number of shares to be awarded, which will be amortized over the weighted-average remaining requisite service period of 2.2 years.

Restricted Stock Grants
Under the Company’s incentive compensation plans, restricted stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during the requisite service period, which ranges from four to eight years. Prior to January 29, 2006, the Company recorded unearned compensation equivalent to the quoted market price of the Company’s common stock at the date of grant as a charge to shareholders’ equity and subsequently amortized it to expense over the restriction period. Subsequent to January 29, 2006, expense for restricted stock grants is recognized on a straight-line basis separately for each vesting portion of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock grants is determined by the quoted market price for the Company’s common stock on the date of grant.

The following table summarizes restricted stock activity for the thirteen-week period ended April 29, 2006 under our incentive compensation plans:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 28, 2006	272,250	$16
Granted	158,250	32
Vested	(31,125)	10
Forfeited	-	-
Fractional shares repurchased as a result of stock split	(11)	22
Nonvested at April 29, 2006	399,364	$22

For the thirteen-week periods ended April 29, 2006 and April 30, 2005, restricted shares granted were 158,250 and 0, respectively, and restricted shares terminated were zero for both periods. The weighted-average fair value of restricted stock awards granted for the thirteen-week periods ended April 29, 2006 and April 30, 2005 was $32 and $0, respectively. The total grant date fair value of restricted stock awards vested during the thirteen-week periods ended April 29, 2006 and April 30, 2005 was $0.3 million and $0.4 million, respectively.

Compensation expense related to restricted shares was $0.5 million and $0.2 million for the thirteen-week periods ended April 29, 2006 and April 30, 2005, respectively. As of April 29, 2006, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $6.4 million, which will be amortized over the weighted-average remaining requisite service period of 4 years.

Note 9.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit plan cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Service cost	$2,028	$1,608	$-	$-
Interest cost	2,493	2,284	60	65
Expected return on assets	(4,330)	(3,935)	-	-
Amortization of:
Actuarial loss (gain)	121	130	(10)	(15)
Prior service costs	86	100	-	-
Net transition assets	(46)	(46)	-	-
Total net periodic benefit cost	$352	$141	$50	$50

Note 10.	Debt

Brown Shoe Company, Inc. has a Revolving Credit Agreement (the “Agreement”) that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base, and is guaranteed by certain of its subsidiaries. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures in 2009, and the Company’s obligations are secured by its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. At April 29, 2006 the Company had $50.0 million of borrowings outstanding and $17.6 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was approximately $262 million at April 29, 2006.

To fund a portion of the Bennett acquisition, Brown Shoe Company, Inc. issued $150 million of 8.75% senior notes due 2012 (“Senior Notes”) in April 2005. The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under its secured Revolving Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants.

Note 11.	Commitments and Contingencies

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several of its former manufacturing sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. During the first three months of 2006, the Company recorded no expense related to this remediation. The anticipated future cost of remediation activities at April 29, 2006, is $5.1 million and is included within accrued expenses and other noncurrent liabilities. While management has recorded its best estimate of loss, the ultimate cost to the Company may vary. The cumulative remediation costs incurred through April 29, 2006, are $17.0 million.

The Company has completed its remediation efforts at its closed New York tannery and two landfill sites related to that operation. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 18 years. The Company had an accrued liability of $2.1 million at April 29, 2006, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.4 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.4 million in aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills.

Based on information currently available, the Company had an accrued liability of $7.7 million as of April 29, 2006, for the cleanup, maintenance and monitoring at all sites. Of the $7.7 million liability, $1.0 million is included in accrued expenses, and $6.7 million is included in other noncurrent liabilities in the consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
During 2004, the Company recorded a charge of $3.5 million related to its guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed the bond obligation. The current owner of the manufacturing and warehouse facility has filed for bankruptcy protection and is liquidating its assets. Although the Company will pursue recovery of these costs, the ultimate outcome is uncertain. Accordingly, the Company recorded its estimate of the maximum exposure, $3.5 million, as a charge in 2004. The Company has made payments under this guarantee of $1.4 million to date and has an accrued liability of $2.1 million at April 29, 2006, related to this matter.

During prior years, the Company recorded charges totaling $2.7 million relating to the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989, for which certain claims are still outstanding. That insurance company is now in liquidation. While management has recorded its best estimate of loss, the ultimate outcome and cost to the Company may vary.

The Company is contingently liable for lease commitment guarantees of approximately $5.8 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitment guarantees, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

Note 12.	Financial Information for the Company and its Subsidiaries

In April 2005, Brown Shoe Company, Inc. issued senior notes to finance a portion of the purchase price of Bennett. The notes are fully and unconditionally and jointly and severally guaranteed by all existing and future subsidiaries of Brown Shoe Company, Inc. that are guarantors under its existing Revolving Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (Parent), the Guarantors and subsidiaries of the Parent that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$6,074	$14,217	$9,496	$-	$29,787
Receivables	72,045	9,034	39,202	(825)	119,456
Inventories	72,367	324,081	11,804	(3,685)	404,567
Prepaid expenses and other current assets	5,274	12,724	1,682	1,254	20,934
Total current assets	155,760	360,056	62,184	(3,256)	574,744
Other assets	272,649	31,752	2,052	-	306,453
Property and equipment, net	15,672	97,148	3,400	-	116,220
Investment in subsidiaries	490,125	20,516	-	(510,641)	-
Total assets	$934,206	$509,472	$67,636	$(513,897)	$997,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$50,000	$-	$-	$-	$50,000
Trade accounts payable	23,251	85,743	38,585	-	147,579
Accrued expenses	56,012	52,584	6,382	(1,153)	113,825
Income taxes	(6,116)	4,332	962	(258)	(1,080)
Total current liabilities	123,147	142,659	45,929	(1,411)	310,324
Other Liabilities
Long-term debt	150,000	-	825	(825)	150,000
Other liabilities	55,962	28,233	(14)	-	84,181
Intercompany (receivable) payable	152,185	(154,370)	3,207	(1,022)	-
Total other liabilities	358,147	(126,137)	4,018	(1,847)	234,181
Shareholders’ equity	452,912	492,950	17,689	(510,639)	452,912
Total liabilities and shareholders’ equity	$934,206	$509,472	$67,636	$(513,897)	$997,417

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$170,651	$357,322	$95,332	$(47,767)	$575,538
Cost of goods sold	126,548	195,027	78,733	(47,767)	352,541
Gross profit	44,103	162,295	16,599	-	222,997
Selling and administrative expenses	45,567	147,470	11,366	-	204,403
Equity in (earnings) of subsidiaries	(12,998)	(5,410)	-	18,408	-
Operating earnings	11,534	20,235	5,233	(18,408)	18,594
Interest expense	(4,478)	(8)	(2)	-	(4,488)
Interest income	84	85	115	--	284
Intercompany interest income (expense)	1,244	(1,608)	364	--	--
Earnings before income taxes	8,384	18,704	5,710	(18,408)	14,390
Income tax benefit (provision)	1,647	(5,313)	(693)	-	(4,359)
Net earnings (loss)	$10,031	$13,391	$5,017	$(18,408)	$10,031

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$16,322	$1,178	$2,554	$520	$20,574

Investing activities
Acquisition cost, net of cash received	(22,700)	-	-	-	(22,700)
Capital expenditures	(365)	(7,803)	(87)	-	(8,255)
Net cash used by investing activities	(23,065)	(7,803)	(87)	-	(30,955)

Financing activities
(Decrease) increase in borrowings under revolving credit agreement, net of reclassifications	-	-	625	(625)	-
Proceeds from stock options exercised	5,463	-	-	-	5,463
Tax benefit related to share-based plans	2,682	-	-	-	2,682
Dividends paid	(2,265)	-	-	-	(2,265)
Intercompany financing	(6,400)	6,276	19	105	-
Net cash (used) provided by financing activities	(520)	6,276	644	(520)	5,880

Increase (decrease) in cash and cash equivalents	(7,263)	(349)	3,111	-	(4,501)
Cash and cash equivalents at beginning of period	13,337	14,566	6,385	-	34,288
Cash and cash equivalents at end of period	$6,074	$14,217	$9,496	$--	$29,787

CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(1,458)	$7,046	$20,160	$-	$25,748
Receivables	81,389	9,649	22,615	(950)	112,703
Inventories	90,998	333,804	5,928	(7,023)	423,707
Prepaid expenses and other current assets	4,780	17,932	1,152	2,303	26,167
Total current assets	175,709	368,431	49,855	(5,670)	588,325
Other assets	252,576	32,315	2,039	(150)	286,780
Property and equipment, net	17,432	96,067	3,532	-	117,031
Investment in subsidiaries	422,497	33,281	-	(455,778)	-
Total assets	$868,214	$530,094	$55,426	$(461,598)	$992,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$79,500	$-	$950	$(950)	$79,500
Trade accounts payable	19,014	82,694	22,156	-	123,864
Accrued expenses	52,463	46,845	3,811	658	103,777
Income taxes	5,765	5,510	1,285	(496)	12,064
Total current liabilities	156,742	135,049	28,202	(788)	319,205
Other Liabilities
Long-term debt	200,000	-	-	-	200,000
Other liabilities	47,610	32,009	(88)	-	79,531
Intercompany payable (receivable)	70,462	(63,062)	(2,368)	(5,032)	-
Total other liabilities	318,072	(31,053)	(2,456)	(5,032)	279,531
Shareholders’ equity	393,400	426,098	29,680	(455,778)	393,400
Total liabilities and shareholders’ equity	$868,214	$530,094	$55,426	$(461,598)	$992,136

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$144,487	$350,311	$74,192	$(45,707)	$523,283
Cost of goods sold	104,757	191,071	61,785	(44,936)	312,677
Gross profit	39,730	159,240	12,407	(771)	210,606
Selling and administrative expenses	33,618	147,700	6,991	(771)	187,538
Equity in (earnings) of subsidiaries	(10,824)	(5,089)	-	15,913	-
Operating earnings	16,936	16,629	5,416	(15,913)	23,068
Interest expense	(3,377)	-	(22)	-	(3,399)
Interest income	10	37	402	-	449
Intercompany interest income (expense)	1,372	(1,641)	269	-	-
Earnings before income taxes	14,941	15,025	6,065	(15,913)	20,118
Income tax provision	(11,162)	(4,144)	(1,033)	-	(16,339)
Net earnings (loss)	$3,779	$10,881	$5,032	$(15,913)	$3,779

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$21,448	$4,507	$2,311	$1,627	$29,893

Investing activities
Payments on acquisition, net of cash received	(206,970)	-	-	-	(206,970)
Capital expenditures	(310)	(8,113)	(124)	-	(8,547)
Other	105	-	-	-	105
Net cash used by investing activities	(207,175)	(8,113)	(124)	-	(215,412)

Financing activities
Increase (decrease) in borrowings under revolving credit agreement, net of reclassifications	(12,500)	-	175	(175)	(12,500)
Proceeds from the issuance of Senior Notes	150,000	-	-	-	150,000
Debt issuance costs	(4,667)	-	-	-	(4,667)
Proceeds from stock options exercised	562	-	-	-	562
Tax benefit related to share based plans	254	-	-	-	254
Dividends paid (received)	(1,830)	60,464	(60,464)	-	(1,830)
Intercompany financing	56,107	(59,717)	5,062	(1,452)	-
Net cash provided (used) by financing activities	187,926	747	(55,227)	(1,627)	131,819

Increase (decrease) in cash and cash equivalents	2,199	(2,859)	(53,040)	-	(53,700)
Cash and cash equivalents at beginning of period	(3,657)	9,905	73,200	-	79,448
Cash and cash equivalents at end of period	$(1,458)	$7,046	$20,160	$-	$25,748

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Overall, the results of our first quarter of fiscal 2006 were slightly ahead of our expectations, as we have continued to build on our initiatives from last year to strengthen our business.

•
Consolidated net sales rose 10.0% to $575.5 million for the first quarter of fiscal 2006, as compared to $523.3 million for the first quarter of last year, driven by the $42.5 million increase in sales from the Bennett business, which was acquired on April 22, 2005.

•	Operating earnings decreased 19.4% to $18.6 million in the first quarter of 2006 compared to $23.1 million in the first quarter of 2005.

•	Net earnings were $10.0 million, or $0.35 per diluted share, for the first quarter compared to $3.8 million, or $0.13 per diluted share, for the first quarter of last year.

Following is a summary of the significant factors affecting the comparability of our financial results for the first quarter of 2006 as compared to the first quarter of 2005:

•
We acquired Bennett on April 22, 2005. The first quarter of 2005 included the operating results of Bennett for nine days while the first quarter of 2006 includes Bennett’s operating results for the entire period. Bennett contributed $48.3 million and $5.8 million of net sales for the first quarter of 2006 and 2005, respectively.

•
At the beginning of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. In 2005 and prior years, no compensation cost was recognized for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first quarter of 2006, we recognized $1.1 million ($1.0 million on an after-tax basis), or $0.03 per diluted share, of share-based compensation related to stock options. During the first quarter of 2005, no compensation expense was recognized related to stock options. See Note 8 of the condensed consolidated financial statements for additional information related to share-based compensation and the impact of adopting SFAS 123R.

•
During the first quarter of 2005, in connection with our acquisition of Bennett, we entered into a commitment letter with a lender to provide $100.0 million of short-term financing (the “Bridge Commitment”). The Bridge Commitment was not utilized and we expensed all fees and costs associated with it which totaled $1.0 million ($0.6 million on an after-tax basis), or $0.02 per diluted share, as a component of interest expense in the first quarter of 2005.

•
During the first quarter of 2005, to fund a portion of the Bennett acquisition, we repatriated $60.5 million of previously untaxed earnings from our foreign subsidiaries under the American Jobs Creation Act of 2004. We recognized $9.6 million, or $0.34 per diluted share, of tax expense associated with the repatriation.

Following is a summary of our operating results in the first quarter of 2006 and the status of our balance sheet:

•
Famous Footwear’s net sales increased 4.7% to $302.3 million in the first quarter compared to $288.7 million last year. Same-store sales increased 1.9%. Famous Footwear benefited from sales improvements in virtually all footwear categories, except athletics. Athletics were down for the quarter and we expect athletic sales to remain challenging through the second quarter. Operating earnings decreased to $15.9 million in the first quarter compared to $16.5 million in the first quarter of the prior year due to a lower gross profit rate realized as we aggressively cleared inventory.

•
Our Wholesale Operations segment’s sales increased 19.6% to $216.8 million in the first quarter compared to $181.3 million last year, reflecting $42.5 million of additional sales from the acquired Bennett brands, partially offset by lower sales in our Naturalizer wholesale and children’s divisions. We also realized gains in our LifeStride, Carlos by Carlos Santana and private label divisions. Operating earnings decreased in the first quarter to $14.1 million compared to $17.5 million in the first quarter last year, primarily as a result of the lower Naturalizer sales, as we implemented a new business model for this brand, and the lower children’s sales from the timing of licenses.

•
Our Specialty Retail segment experienced a 5.9% increase in net sales to $56.4 million in the first quarter, compared to $53.3 million in the first quarter of last year, primarily due to significant growth in our Shoes.com business and a same-store sales increase of 0.6% for the quarter. We incurred an operating loss of $2.9 million in the first quarter compared to an operating loss of $3.5 million in the first quarter of the prior year. This improvement is primarily a result of the closure of 95 underperforming Naturalizer retail stores in 2005.

•
Inventories at quarter-end were $404.6 million, down from $423.7 million last year, principally reflecting lower inventory levels within our Wholesale Operations segment. Our current ratio, the relationship of current assets to current liabilities, increased to 1.85 to 1 compared to 1.75 to 1 at January 28, 2006, and increased slightly from the April 30, 2005 ratio of 1.84 to 1. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity decreased to 30.6% at the end of the quarter from 41.5% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement since April 2005.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	April 29, 2006		April 30, 2005
($ millions)		% of Net Sales		% of Net Sales
Net sales	$575.5	100.0%	$523.3	100.0%
Cost of goods sold	352.5	61.3%	312.7	59.8%
Gross profit	223.0	38.7%	210.6	40.2%
Selling and administrative expenses	204.4	35.5%	187.5	35.8%
Operating earnings	18.6	3.2%	23.1	4.4%
Interest expense	(4.5)	(0.8)%	(3.4)	(0.7)%
Interest income	0.3	0.1%	0.4	0.1%
Earnings before income taxes	14.4	2.5%	20.1	3.8%
Income tax provision	(4.4)	(0.8)%	(16.3)	(3.1)%
Net earnings	$10.0	1.7%	$3.8	0.7%

Net Sales
Net sales increased $52.2 million, or 10.0%, to $575.5 million in the first quarter of 2006 as compared to $523.3 million in the first quarter of the prior year. The acquired Bennett business contributed $42.5 million of the increase during the quarter, accounting for approximately 81% of the increase. Famous Footwear’s sales increased by $13.6 million over the year-ago quarter, reflecting a same-store sales gain of 1.9% and additional stores in the current period. Our Wholesale Operations, excluding Bennett, decreased $6.9 million, driven primarily by a decline in our Naturalizer and Children’s wholesale divisions, partially offset by gains in our LifeStride, Carlos by Carlos Santana and private label divisions.

Gross Profit
Gross profit increased $12.4 million, or 5.9%, to $223.0 million for the first quarter of 2006 as compared to $210.6 million in the first quarter of the prior year. The increase in gross profit is the result of higher net sales. However, as a percent of net sales, our gross profit rate decreased to 38.7% in the first quarter from 40.2% in the first quarter of the prior year, driven by lower margins at our Famous Footwear division, as we aggressively cleared inventory, and a greater mix of wholesale business, which carries a lower gross profit rate than our retail business.

Selling and Administrative Expenses
Selling and administrative expenses increased $16.9 million, or 9.0%, to $204.4 million for the first quarter as compared to $187.5 million in the first quarter of the prior year. The increase is due, in part, to the inclusion of Bennett’s selling and administrative expenses, including the amortization of intangible assets, which accounted for over one-half of the consolidated increase. In addition, Famous Footwear has experienced higher selling and administrative expenses to support the higher sales and a larger store base. Further, for the thirteen weeks ended April 29, 2006, selling and administrative expenses include $1.1 million of share-based compensation expense related to stock options as required by SFAS 123R, which was adopted at the beginning of the fiscal year. As a percentage of sales, selling and administrative expenses have decreased slightly to 35.5% from 35.8%, as we have better leveraged our expense base.

Interest Expense
Interest expense increased $1.1 million to $4.5 million in the first quarter as compared to $3.4 million in the first quarter of the prior year. The increase in interest expense is a result of the additional interest expense from the $150 million 8.75% senior notes due 2012 that we issued in April, 2005 to fund a portion of the Bennett acquisition.

Income Tax Provision
Our consolidated effective tax rate was 30.3% in the first quarter of 2006 as compared to 81.2% in the first quarter of the prior year. In the first quarter of 2005, our income tax provision included $9.6 million of incremental tax expense related to our repatriation of $60.5 million of previously untaxed earnings from our foreign subsidiaries. Excluding the $9.6 million incremental charge, the effective rate for the first quarter of 2005 would have been 33.7%.

Net Earnings
Net earnings increased $6.2 million, or 165%, to $10.0 million in the first quarter as compared to $3.8 million in the first quarter of the prior year. The primary reason for the increase in net earnings was the non-recurrence of the acquisition financing costs described earlier, including a bridge loan fee and taxes on foreign earnings repatriated in the first quarter of 2005, totaling $10.2 million on an after-tax basis. Partially offsetting the increase was the impact of implementing of SFAS 123R in 2006 and the after-tax costs of $1.0 million related to stock options. In addition, as described earlier, we experienced lower earnings in our Wholesale Operations and Famous Footwear segments in the first quarter of 2006 compared to 2005.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	April 29, 2006		April 30, 2005
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$302.3	100.0%	$288.7	100.0%
Cost of goods sold	170.7	56.5%	159.5	55.2%
Gross profit	131.6	43.5%	129.2	44.8%
Selling and administrative expenses	115.7	38.2%	112.7	39.1%
Operating earnings	$15.9	5.3%	$16.5	5.7%

Key Metrics
Same-store sales % change	1.9%		1.5%
Same-store sales $ change	$5.4		$4.0
Sales change from new and closed stores, net	$8.2		$12.6

Sales per square foot	$45		$44
Square footage (thousand sq. ft.)	6,648		6,506

Stores opened	10		20
Stores closed	11		12
Ending stores	952		927

Net Sales
Net sales increased $13.6 million, or 4.7%, to $302.3 million in the first quarter of 2006 as compared to $288.7 million in the first quarter of the prior year. This increase is attributable to higher sales from new stores and the same-store sales increase of 1.9%. Famous Footwear benefited from sales improvements in virtually all footwear categories, except athletics. During the first quarter of 2006, we opened 10 new stores and closed 11, resulting in 952 stores at the end of the first quarter as compared to 927 at the end of the first quarter of the prior year. Sales per square foot were $45, as compared to $44 a year ago.

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

Gross Profit
Gross profit increased $2.4 million, or 1.8%, to $131.6 million in the first quarter of 2006 as compared to $129.2 million in the first quarter of the prior year. The increase in the gross profit is due to the higher sales base. However, as a percentage of net sales, the gross profit rate was 43.5% in the first quarter of 2006, down from 44.8% in the first quarter of the prior year. The decline was due to aggressively clearing inventory as the division continues to focus on improving inventory turns and offering fresh product to its customers.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.0 million, or 2.7%, to $115.7 million for the first quarter of 2006 as compared to $112.7 million in the first quarter of the prior year. This increase is primarily attributable to increased retail facilities costs which are driven by store growth. As a percentage of net sales, selling and administrative costs have decreased to 38.2% from 39.1% last year, as the division leveraged its expense base over higher net sales.

Operating Earnings
Operating earnings decreased $0.6 million, or 3.8%, to $15.9 million for the first quarter of 2006 as compared to $16.5 million in the first quarter of the prior year. The decline in operating earnings was due to the lower gross profit rate.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended
	April 29, 2006		April 30, 2005
($ millions)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$216.8	100.0%	$181.3	100.0%
Cost of goods sold	151.9	70.1%	124.8	68.7%
Gross profit	64.9	29.9%	56.5	31.3%
Selling and administrative expenses	50.8	23.4%	39.0	21.5%
Operating earnings	$14.1	6.5%	$17.5	9.8%

Key Metrics
Unfilled order position at end of period (comparably presented)	$310.0		$314.1

Net Sales
Net sales increased $35.5 million, or 19.6%, to $216.8 million in the first quarter of 2006 as compared to $181.3 million in the first quarter of the prior year. The increase in sales was driven by the inclusion of the Bennett business for the full period in 2006 as compared to a partial period in the first quarter of 2005. Bennett contributed $48.3 million and $5.8 million of net sales for the first quarter of 2006 and 2005, respectively, for an increase of $42.5 million in the 2006 period. Partially offsetting the incremental Bennett sales, we experienced lower sales in our Naturalizer wholesale and children’s divisions. Naturalizer sales were lower as we implemented a new business model for this brand, which focuses on a continuous flow of smaller quantities of new goods versus large pre-season sell-ins. Sales of children’s product in the first quarter of 2006 were negatively impacted by the timing of our children’s licenses, which are generally driven by major children’s movies and/or events.

Gross Profit
Gross profit increased $8.4 million, or 14.8%, to $64.9 million in the first quarter of 2006 as compared to $56.5 million in the first quarter of the prior year, driven by the increase in net sales and the inclusion of Bennett for the full quarter. However, as a percentage of net sales, our gross profit rate declined to 29.9% in the first quarter from 31.3% in the first quarter of the prior year. The decline in the gross profit rate was due to a larger mix of private label product sales, which carry a lower gross profit rate than our branded product, as well as lower gross profit rates on several of our brands, including Naturalizer, Franco Sarto, Via Spiga, Etienne Aigner and Original Dr. Scholl’s. These declines were driven by higher allowances and markdowns.

Selling and Administrative Expenses
Selling and administrative expenses increased $11.8 million, or 30.1%, to $50.8 million for the first quarter of 2006 as compared to $39.0 million in the first quarter of the prior year. The increase is due primarily to the inclusion of Bennett’s selling and administrative expenses, including the amortization of intangible assets, for the entire first quarter of 2006 as compared to only nine days of the first quarter of 2005. As a percent of sales, selling and administrative expenses increased from 21.5% last year to 23.4% this year. This increase reflects higher marketing and administrative costs primarily associated with owning Bennett for the full quarter this year versus only nine days of the year ago quarter.

Operating Earnings
Operating earnings decreased $3.4 million, or 19.2%, to $14.1 million for the first quarter of 2006 as compared to $17.5 million in the first quarter of the prior year. The decline in operating earnings is primarily the result of the lower Naturalizer and children’s sales and our lower gross profit rate.

SPECIALTY RETAIL

	Thirteen Weeks Ended
	April 29, 2006		April 30, 2005
($ millions, except for sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$56.4	100.0%	$53.3	100.0%
Cost of goods sold	29.9	53.0%	28.4	53.3%
Gross profit	26.5	47.0%	24.9	46.7%
Selling and administrative expenses	29.4	52.1%	28.4	53.3%
Operating loss	$(2.9)	(5.1)%	$(3.5)	(6.6)%

Key Metrics
Same-store sales % change	0.6%		0.1%
Same-store sales $ change	$0.3		$0.1
Sales change from new and closed stores, net	$(3.5)		$(0.1)
Impact of changes in Canadian exchange rate on sales	$1.0		$1.3
Increase in sales of e-commerce subsidiary	$5.3		$3.8

Sales per square foot, excluding e-commerce subsidiary	$77		$76
Square footage (thousand sq. ft.)	534		586

Stores acquired upon Bennett acquisition	-		12
Stores opened	1		1
Stores closed	3		10
Ending stores	312		378

Net Sales
Net sales increased $3.1 million, or 5.9%, to $56.4 million in the first quarter of 2006 as compared to $53.3 million in the first quarter of the prior year. Same-store sales increased 0.6%. Our improvement in net sales was primarily due to our e-commerce subsidiary, the favorable impact of the Canadian exchange rate, partially offset by a lower store count. The favorable impact of the Canadian exchange rate improved net sales by $1.0 million. Sales at our e-commerce subsidiary, Shoes.com, Inc., increased $5.3 million, or 80.3%, to $12.0 million in the first quarter compared to last year’s first quarter. We opened one new store and closed three resulting in 312 stores at the end of the first quarter of 2006 compared to 378 at the end of the first quarter last year. This large decrease reflects the closing of 95 underperforming Naturalizer stores over the last three quarters of 2005.

Gross Profit
Gross profit increased $1.6 million, or 6.5%, to $26.5 million in the first quarter of 2006 as compared to $24.9 million in the first quarter of the prior year. The increase in gross profit is due to the higher sales base. In addition, as a percentage of net sales, our gross profit rate increased to 47.0% in the first quarter from 46.7% in the year ago quarter.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.0 million, or 3.6%, to $29.4 million for the first quarter of 2006 as compared to $28.4 million in the first quarter of the prior year. The majority of the increase, $0.6 million, was due to the strengthening of the Canadian exchange rate. In addition, we have incurred higher costs at our Shoes.com business to support the sales growth of that subsidiary. As a percent of sales, selling and administrative expenses decreased from 53.3% last year to 52.1% this year as a result of a more productive store base.

Operating Earnings
Specialty Retail’s operating loss decreased to $2.9 million in the first quarter of 2006 as compared to a loss of $3.5 million in the first quarter of the prior year. The segment improved its operating results as a result of improved sales in the first quarter of 2006 and the closure of underperforming Naturalizer stores in 2005.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative and other costs. Unallocated corporate administrative and other costs were $8.5 million in the first quarter of 2006 as compared to $7.4 million in the first quarter of the prior year. This increase is primarily due to higher consulting costs and higher share-based incentive compensation costs recorded in the current year, including the impact of adopting SFAS 123R, which resulted in an additional $0.4 million of costs at the corporate level, related to stock options in the first quarter of 2006. These increases were partially offset by lower cash-based incentive compensation costs as we reversed an excess incentive plan accrual from the prior year’s performance period.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	April 29, 2006	April 30, 2005	Increase/ (Decrease)
Borrowings under revolving credit agreement	$50.0	$129.5	$(79.5)
Senior notes	150.0	150.0	-
Total debt	$200.0	$279.5	$(79.5)

Total debt obligations have decreased by $79.5 million, or 28.4%, to $200.0 million at April 29, 2006, as compared to $279.5 million at April 30, 2005. The decrease in total debt obligations is due to our strong cash flows and the repatriation of cash from our foreign subsidiaries in the last three quarters of 2005 and the associated decline in borrowings under our revolving credit agreement. Interest expense increased $1.1 million, or 32.0%, to $4.5 million in the first quarter of 2006 from $3.4 million in the first quarter of the prior year, due to the $150 million Senior Notes, which were used to partially fund the Bennett acquisition. The Senior Notes, described more fully below, were issued on April 22, 2005 and accordingly were outstanding for only nine days during the first quarter of 2005, but were outstanding for the entire thirteen weeks of the first quarter of 2006.

To fund a portion of the Bennett acquisition, on April 22, 2005, we issued $150 million of 8.75% senior notes due 2012. The Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under our senior secured credit facility. Interest is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants, including, among other things, restrictions on the payment of dividends, the incurrence of additional indebtedness, the guarantee or pledge of our assets, certain investments, and our ability to merge or consolidate with another entity or sell substantially all of our assets.

We have a Revolving Credit Agreement that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base. Borrowing availability under the Credit Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Credit Agreement expires in 2009, and our obligations are secured by our accounts receivable and inventory. Borrowings under the Credit Agreement bear interest at a variable rate determined based upon the level of availability under the Credit Agreement. If availability falls below specified levels, we would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Credit Agreement also contains certain other covenants and restrictions.

At April 29, 2006 we had $50.0 million of borrowings outstanding and $17.6 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was approximately $262 million at April 29, 2006.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	April 29, 2006	April 30, 2005	Increase/ (Decrease)

Net cash provided (used) by operating activities	$20.6	$29.9	$(9.3)
Net cash provided (used) by investing activities	(31.0)	(215.4)	184.4
Net cash provided (used) by financing activities	5.9	131.8	(125.9)
Increase (decrease) in cash and cash equivalents	$(4.5)	$(53.7)	$49.2

A summary of key financial data and ratios at the dates indicated is as follows:

	April 29, 2006	April 30, 2005	January 28, 2006

Working capital ($ millions)	$264.4	$269.1	$267.4

Current ratio	1.85:1	1.84:1	1.75:1

Total debt as a percentage of total capitalization	30.6%	41.5%	31.5%

Working capital at April 29, 2006 was $264.4 million, which was $3.0 million lower than at January 28, 2006, and $4.7 million lower than at April 30, 2005. The decline in our working capital is attributable to a reduction in our inventory levels, primarily within our Wholesale Operations segment. Our current ratio, the relationship of current assets to current liabilities, increased to 1.85 to 1 compared to 1.75 to 1 at January 28, 2006, and 1.84 to 1 at April 30, 2005. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity decreased to 30.6% at the end of the quarter from 41.5% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement since April 2005. At April 29, 2006, we had $29.8 million of cash and cash equivalents, of which the majority represents cash and cash equivalents of our Canadian and other foreign subsidiaries.

As described in Note 2 to the condensed consolidated financial statements, the Company may pay up to an additional $17.5 million in contingent payments related to the Bennett acquisition. We made the first performance payment of $22.7 million during the first quarter of 2006. The remaining payments may be earned upon the achievement of certain performance targets over fiscal years 2006 and 2007. The Company expects to have sufficient liquidity available to make such contingent payments.

We paid dividends of $0.08 and $0.067 per share in the first quarter of 2006 and the first quarter of 2005, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. For further information, see Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2006.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) intense competition within the footwear industry; (ii) rapidly changing consumer demands and fashion trends and purchasing patterns, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (iii) customer concentration and increased consolidation in the retail industry; (iv) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (v) the Company's ability to attract and retain licensors and protect its intellectual property; (vi) the Company's ability to secure leases; (vii) the Company's ability to maintain relationships with current suppliers; and (viii) the uncertainties of pending litigation. The Company’s reports to the Security and Exchange Commission contain detailed information relating to such factors. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change. In Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, detailed risk factors that could cause variations in results to occur are listed and further described. Such description is incorporated herein by reference.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company's Annual Report on Form 10-K for the year ended January 28, 2006.

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

As of April 29, 2006, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no changes in our internal control over financial reporting during the quarter ended April 29, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 11 of the condensed consolidated financial statements.

ITEM 1A	RISK FACTORS

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Item 1A of our Annual Repot on Form 10-K for the year ended January 28, 2006.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2006.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

January 29, 2006 - February 25, 2006	8,223	(2)	$29.58	(2)	-	1,606,650

February 26, 2006 - April 1, 2006	92,820	(2)	32.16	(2)	-	1,606,650

April 2, 2006 - April 29, 2006	2,827	(2)	36.90	(2)	-	1,606,650

Total	103,870		$32.10		-	1,606,650
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

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 25, 2006, two proposals described in the Notice of Annual Meeting of Shareholders dated April 17, 2006, were voted upon.

1.	The shareholders elected three directors, Joseph L. Bower, Carla C. Hendra and Michael F. Neidorff for terms of three years each. The voting for each director was as follows:

Directors	For	Withheld
Joseph L. Bower	16,955,149	723,451
Carla C. Hendra	17,563,509	115,091
Michael F. Neidorff	17,567,734	110,866

Other directors whose term of office continued after the meeting include: Julie C. Esrey, Ronald A. Fromm, Steven W. Korn, Patricia G. McGinnis, W. Patrick McGinnis and Hal J. Upbin,

2.
The shareholders approved the ratification of Ernst & Young LLP as the independent registered public accountants to audit the company’s consolidated financial statements for the fiscal year ending February 3, 2007. The voting was as follows:

For	Against	Abstaining	Non-Votes
17,640,746	26,713	11,141	-

3.	The shareholders approved the Incentive and Stock Compensation Plan of 2002, as amended. The voting was as follows:

For	Against	Abstaining	Non-Votes
9,928,082	6,074,200	73,228	1,603,090

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1	Certificate of Incorporation of the Company incorporated herein by reference from Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002 and filed June 14, 2002.
3.2	Bylaws of the Company as amended through May 25, 2006, incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K filed May 26, 2006.
10.1*	Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, as amended, incorporated by reference to Exhibit B to the registrant’s definitive proxy statement dated April 17, 2006.
10.2*
Form of Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors, incorporated by reference to Exhibit 10(u) to the Company’s Form 10-K dated January 29, 2005 and filed April 1, 2006.

10.3*	Severance Agreement, effective April 1, 2006, between the Company and Ronald A. Fromm, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K dated April 6, 2006.
10.4*	Severance Agreement, effective April 1, 2006, between the Company and Joseph W. Wood, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K dated April 6, 2006.
10.5*	Severance Agreement, effective April 1, 2006, between the Company and Gary M. Rich, incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K dated April 6, 2006.
10.6*	Severance Agreement, effective April 1, 2006, between the Company and Andrew M. Rosen, incorporated herein by reference from Exhibit 10.4 to the Company’s Form 8-K dated April 6, 2006.
10.7*	Severance Agreement, effective April 1, 2006, between the Company and Diane M. Sullivan, incorporated herein by reference from Exhibit 10.5 to the Company’s Form 8-K dated April 6, 2006.
10.8*	Summary of the salaries for the named executive officers of the registrant, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K dated March 8, 2006.
10.9*	Summary of the target bonus award levels for the named executive officers of the registrant, incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K dated March 8, 2006.
10.10*
Form of Restricted Stock Award Agreement under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference from Exhibit 10.6 to the Company’s Form 8-K dated March 8, 2006.

10.11
Second Amendment to Amended and Restated Credit Agreement dated as of February 14, 2006, with respect to the Amended and Restated Credit Agreement dated as of July 21, 2004, as amended, incorporated herein by reference from Exhibit 10 to the Company’s Form 8-K dated February 15, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: June 6, 2006	/s/ Andrew M. Rosen
Executive Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer