Form 10-Q
period 2006-07-29
BROWN SHOE CO INC
filed 2006-09-05
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 29, 2006

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐    No ☑

As of August 26, 2006, 28,612,747 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	July 29, 2006	July 30, 2005	January 28, 2006
Assets
Current Assets
Cash and cash equivalents	$31,001	$37,037	$34,288
Receivables	137,804	124,650	158,103
Inventories	480,409	493,745	414,295
Prepaid expenses and other current assets	26,973	22,260	18,985
Total current assets	676,187	677,692	625,671

Other assets	85,369	87,923	86,330
Goodwill and intangible assets, net	218,932	188,998	198,737

Property and equipment	364,197	351,154	354,683
Allowance for depreciation and amortization	(242,166)	(235,237)	(238,128)
Net property and equipment	122,031	115,917	116,555
Total assets	$1,102,519	$1,070,530	$1,027,293

Liabilities and Shareholders' Equity
Current Liabilities
Borrowings under revolving credit agreement	$50,000	$79,000	$50,000
Trade accounts payable	227,316	195,974	173,083
Accrued expenses	120,372	119,776	131,409
Income taxes	2,366	7,038	3,828
Total current liabilities	400,054	401,788	358,320

Other Liabilities
Long-term debt	150,000	200,000	150,000
Other liabilities	83,607	70,021	84,763
Total other liabilities	233,607	270,021	234,763

Shareholders' Equity
Common stock	107,225	69,006	103,916
Additional paid-in capital	39,157	61,841	29,923
Accumulated other comprehensive income (loss)	4,258	(233)	2,822
Retained earnings	318,218	268,107	297,549
Total shareholders’ equity	468,858	398,721	434,210
Total liabilities and shareholders’ equity	$1,102,519	$1,070,530	$1,027,293
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$579,319	$551,480	$1,154,857	$1,074,763
Cost of goods sold	355,299	335,834	707,840	648,511
Gross profit	224,020	215,646	447,017	426,252
Selling and administrative expenses	197,754	204,872	402,157	392,410
Operating earnings	26,266	10,774	44,860	33,842
Interest expense	(4,436)	(5,157)	(8,924)	(8,556)
Interest income	495	184	779	633
Earnings before income taxes	22,325	5,801	36,715	25,919
Income tax provision	(7,134)	(1,718)	(11,493)	(18,057)
Net earnings	$15,191	$4,083	$25,222	$7,862

Basic earnings per common share	$0.54	$0.15	$0.90	$0.29

Diluted earnings per common share	$0.52	$0.14	$0.87	$0.28

Dividends per common share	$0.08	$0.067	$0.16	$0.133
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	July 29, 2006	July 30, 2005

Operating Activities:
Net earnings	$25,222	$7,862
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,416	18,343
Share-based compensation expense	4,944	1,155
Loss on disposal of facilities and equipment	650	632
Impairment charges for facilities and equipment	698	565
Provision for doubtful accounts	634	105
Foreign currency transaction losses	67	56
Changes in operating assets and liabilities:
Receivables	20,027	(6,571)
Inventories	(66,114)	(42,878)
Prepaid expenses and other current assets	(8,856)	(4,726)
Trade accounts payable and accrued expenses	43,196	64,831
Income taxes	(1,462)	(399)
Deferred rent	(2,100)	(136)
Deferred income taxes	401	6,582
Collection of insurance receivable	-	3,093
Other, net	(1,075)	552
Net cash provided by operating activities	36,648	49,066

Investing Activities:
Acquisition cost, net of cash received	(22,700)	(206,633)
Capital expenditures	(23,696)	(16,449)
Other	-	531
Net cash used for investing activities	(46,396)	(222,551)

Financing Activities:
Decrease in borrowings under revolving credit agreement	-	(13,000)
Proceeds from issuance of senior notes	-	150,000
Debt issuance costs	-	(4,733)
Proceeds from stock options exercised	7,236	1,900
Tax benefit related to share-based plans	3,717	455
Dividends paid	(4,553)	(3,666)
Net cash provided by financing activities	6,400	130,956
Effect of exchange rate changes on cash	61	118
Decrease in cash and cash equivalents	(3,287)	(42,411)
Cash and cash equivalents at beginning of period	34,288	79,448
Cash and cash equivalents at end of period	$31,001	$37,037
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Certain prior period amounts on the condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings.

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

Note 2.	Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

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

The sellers were able to receive up to $42.5 million in contingent payments to be earned upon the achievement of certain performance targets over the three years following the acquisition. On March 29, 2006, the Company made a payment to the sellers of $22.7 million related to the first of the three contingent performance periods. The sellers may receive a total of up to an additional $17.5 million in contingent payments related to the second and third performance periods. The total consideration paid by the Company in connection with the acquisition of Bennett was $229.1 million, including the $22.7 million contingent payment discussed above, and associated fees and expenses. The cost to acquire Bennett has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation resulted in acquired goodwill of $107.3 million and intangible assets related to trademarks, licenses and customer relationships of $98.5 million.

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

Note 4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended July 29, 2006, and July 30, 2005:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

NUMERATOR
Net earnings	$15,191	$4,083	$25,222	$7,862

DENOMINATOR
Denominator for basic earnings per common share	28,153	27,219	27,967	27,165
Dilutive effect of unvested restricted stock and stock options	961	1,182	1,127	1,112
Denominator for diluted earnings per common share	29,114	28,401	29,094	28,277

Basic earnings per common share	$0.54	$0.15	$0.90	$0.29

			0.
Diluted earnings per common share	$0.52	$0.14	$0.87	$0.28

Options to purchase 10,000 and 549,176 shares of common stock for the thirteen-week periods and 10,000 and 734,663 for the twenty-six-week periods ended July 29, 2006, and July 30, 2005, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 5.	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended July 29, 2006, and July 30, 2005:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ Thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net earnings	$15,191	$4,083	$25,222	$7,862

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(594)	1,172	702	604
Unrealized gains (losses) on derivative instruments	403	(727)	825	(720)
Net (gain) loss from derivatives reclassified into earnings	(157)	296	(91)	866
	(348)	741	1,436	750
Comprehensive income	$14,843	$4,824	$26,658	$8,612

Note 6.	Restructuring Charges

Strategic Earnings Enhancement Program
During the second quarter of 2006, the Company initiated a strategic earnings enhancement program designed to increase earnings through cost reductions and efficiency initiatives. The costs to implement these programs, which are expected to be incurred in the second half of 2006 and in 2007, are estimated to be in the range of $32-$37 million ($20-$23 million on after-tax basis). These estimates are preliminary and differences may arise between these estimates and actual costs to the Company. The Company incurred charges of $2.0 million ($1.2 million on an after-tax basis), or $0.04 per diluted share, in the second quarter of 2006, related to this program: $1.1 million for consulting services, all of which has been paid by the end of the quarter, and $0.9 million for severance. Approximately $0.1 million of severance was settled in the second quarter of 2006, leaving an accrued liability for the remaining $0.8 million.

Of the $2.0 million in costs, $1.4 million was recorded in the Other segment, $0.4 million was recorded in the Wholesale Operations segment, and $0.2 million was recorded in the Specialty Retail segment. The entire $2.0 million charge was reflected as a component of selling and administrative expenses. A tax benefit of $0.8 million was associated with this charge.

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

The following is a summary of the activity in the reserve, by category of costs:

($ millions)	Employee Severance	Lease Buyouts	Inventory Markdowns	Fixed Asset Write-Offs	Total
Original charges and reserve balance	$2.3	$6.4	$3.3	$2.7	$14.7
Amounts settled in 2005	(1.5)	(6.3)	(3.3)	(2.7)	(13.8)
Amounts settled in 2006	(0.8)	(0.1)	-	-	(0.9)
Reserve balance April 29, 2006	$-	$-	$-	$-	$-

Inventory markdowns and the write-off of assets are non-cash items.

Note 7.	Business Segment Information

Applicable business segment information is as follows for the periods ended July 29, 2006, and July 30, 2005:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals

Thirteen Weeks Ended July 29, 2006

External sales	$292,682	$227,162	$59,475	$-	$579,319
Intersegment sales	667	36,726	-	-	37,393
Operating earnings (loss)	11,935	19,053	(1,450)	(3,272)	26,266
Operating segment assets	441,102	495,468	74,832	91,117	1,102,519

Thirteen Weeks Ended July 30, 2005

External sales	$286,245	$207,379	$57,856	$-	$551,480
Intersegment sales	414	32,105	-	-	32,519
Operating earnings (loss)	9,296	16,260	(5,470)	(9,312)	10,774
Operating segment assets	441,319	452,402	76,233	100,576	1,070,530

Twenty-six Weeks Ended July 29, 2006

External sales	$594,998	$443,996	$115,863	$-	$1,154,857
Intersegment sales	1,322	86,167	-	-	87,489
Operating earnings (loss)	27,830	33,201	(4,353)	(11,818)	44,860

Twenty-six Weeks Ended July 30, 2005

External sales	$574,980	$388,668	$111,115	$-	$1,074,763
Intersegment sales	854	79,050	-	-	79,904
Operating earnings (loss)	25,810	33,765	(8,979)	(16,754)	33,842

The Other segment includes unallocated corporate administrative and other costs and, in 2006, net recoveries of $7.3 million from insurance companies for remediation costs associated with our Redfield site in Denver, Colorado. See Note 12 for further discussion of these recoveries.

The Other segment, Wholesale Operations segment and the Specialty Retail segment include $1.4 million, $0.4 million and $0.2 million, respectively, of charges in the thirteen weeks ended July 29, 2006 related to our strategic earnings enhancement program. See Note 6 for further discussion of these charges.

Note 8.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	July 29, 2006	July 30, 2005	January 28, 2006

Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	207,353	177,676	187,253
Specialty Retail	7,537	7,070	7,442
Other	513	723	513
	$218,932	$188,998	$198,737

The goodwill and intangible assets in the Wholesale Operations segment primarily reflects the Company’s purchase price allocation for the acquisition of Bennett on April 22, 2005, which resulted in acquired goodwill of $107.3 million and identifiable intangible assets of $98.5 million. The intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 14 years, except for the Via Spiga trademark, for which an indefinite life has been assigned. The change between July 2005 and July 2006 is primarily due to the contingent purchase price payment as described in Note 2, which was made in March 2006, partially offset by amortization of intangible assets. The change between periods for the Specialty Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment from July 30, 2005, to July 29, 2006, of $0.2 million reflects the adjustment to the Company’s minimum pension liability recorded in the fourth quarter of 2005.

Note 9.	Share-Based Compensation

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

Share-based compensation expense of $2.5 million and $4.9 million was recognized in the thirteen-week and twenty-six- week periods ended July 29, 2006, respectively, as a component of selling and administrative expense. The following table details the effect of share-based compensation on operating earnings, net income and earnings per share for the thirteen-week and twenty-six-week periods ended July 29, 2006:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
($ thousands)	July 29, 2006	July 29, 2006
Expense for share-based compensation plans
Stock options	$1,152	$2,278
Stock performance awards	869	1,734
Restricted stock grants	470	932
Total share-based compensation included in operating earnings	2,491	4,944
Income taxes	618	1,273
Effect on net earnings	$1,873	$3,671

Effect on basic earnings per common share	$0.07	$0.13
Effect on diluted earnings per common share	$0.06	$0.13

The Company issued 186,949 and 882,483 shares of common stock for the thirteen-week and twenty-six-week periods ended July 29, 2006 and 142,622 and 239,934 shares of common stock for the thirteen-week and twenty-six-week periods ended July 30, 2005, respectively, for stock options exercised, stock performance awards and restricted stock grants. For the thirteen-week and twenty-six-week periods ended July 29, 2006, there were no significant modifications to any share based awards.

Stock Options
Stock options are granted to employees at exercise prices equal to the quoted market price of the Company’s stock at the date of grant. Stock options generally vest over four years and have a term of 10 years. Compensation cost for all stock options is recognized over the requisite service period for each award. No dividends are paid on unexercised options. Expense for stock options granted prior to January 29, 2006 is recognized on a straight-line basis over the four year vesting period. Expense for stock options granted subsequent to January 29, 2006 is recognized on a straight-line basis separately for each vesting portion of the stock option award. The Company recognized expense related to stock options, net of estimated forfeitures, of approximately $1.2 million for the thirteen-week period and $2.3 million for the twenty-six-week period ended July 29, 2006.

There were no stock options granted during the second quarter of 2006. Fair values of options granted in the second quarter of 2005 were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

July 30, 2005

Dividend yield	1.2%
Expected volatility	43.4%
Risk-free interest rate	3.9%
Expected term (in years)	7

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

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock options outstanding for the thirteen-week and twenty-six-week periods ended July 30, 2005:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 30, 2005	July 30, 2005

Net earnings, as reported	$4,083	$7,862
Add: Total share-based employee compensation expense included in reported net earnings, net of related tax effect	591	728
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,689)	(2,824)
Pro forma net earnings	$2,985	$5,766
Earnings per share:
Basic - as reported	$0.15	$0.29
Basic - pro forma	0.11	0.21
Diluted - as reported	0.14	0.28
Diluted - pro forma	0.11	0.20

Summarized information about stock options outstanding and exercisable at July 29, 2006 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

$ 7 - $10	218,643	3	$8	218,643	$8
$10 - $12	191,934	3	11	191,934	11
$12 - $15	383,227	5	13	383,227	13
$15 - $20	360,567	7	17	242,810	17
$20 - $23	515,076	9	22	110,625	22
Over $23	634,985	8	27	224,088	26
	2,304,432	7	$19	1,371,327	$15

The weighted average remaining contractual term of stock options outstanding and currently exercisable at July 29, 2006 was 7 years and 6 years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at July 29, 2006 was $31.3 million and $23.5 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for the twenty-six week period ended July 29, 2006 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 28, 2006	3,120,788	$16
Granted	148,500	33
Exercised	(940,481)	12
Forfeited	(10,478)	27
Canceled or expired	(13,897)	15
Outstanding at July 29, 2006	2,304,432	$19
Exercisable at July 29, 2006	1,371,327	$15

The intrinsic value of stock options exercised was $7.3 million and $2.2 million for the thirteen-week periods and $20.4 million and $2.7 million for the twenty-six-week periods ended July 29, 2006 and July 30, 2005, respectively. The amount of cash received from the exercise of stock options was $1.8 million and $1.3 million for the thirteen-week periods and $7.2 million and $1.9 million for the twenty-six-week periods ended July 29, 2006 and July 30, 2005, respectively. In addition, 55,025 and 41,535 shares were tendered by employees in satisfaction of the exercise price of stock options during the thirteen-week periods and 124,689 and 44,507 shares during the twenty-six-week periods ended July 29, 2006 and July 30, 2005 respectively. The tax benefit associated with stock options exercised during the period was $0.9 million and $0.2 million for the thirteen-week periods and $3.4 million and $0.3 million for the twenty-six-week periods ended July 29, 2006 and July 30, 2005, respectively.

The following table summarizes nonvested stock option activity for the twenty-six-week period ended July 29, 2006 under the current and prior plans:

	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 28, 2006	1,276,979	$10
Granted	148,500	15
Vested	(481,896)	9
Forfeited	(10,478)	13
Nonvested at July 29, 2006	933,105	$11

The weighted-average fair value of stock options granted for the twenty-six week periods ended July 29, 2006 and July 30, 2005 was $15.20 and $10.67, respectively. The total grant date fair value of stock options vested during the twenty-six week periods ended July 29, 2006 and July 30, 2005 was $4.4 million and $3.2 million, respectively. As of July 29, 2006, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $7.6 million, which will be amortized over the weighted-average remaining requisite service period of 2.4 years.

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

Prior to the adoption of SFAS 123R, expense for stock performance awards was recognized based upon the intrinsic value of the awards and the anticipated number of shares to be awarded, and was adjusted to reflect the quoted market price of the Company’s common stock at the end of each period. Expense for stock performance awards is now recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded, on a straight-line basis over the three-year service period. The fair value of the stock performance awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding stock performance awards for 291,000 shares at a target level, as of July 29, 2006, which may result in the issuance of up to 582,000 shares at the end of the service periods. The Company recognized expense related to stock performance awards of $0.9 million and $0.7 million for the thirteen-week periods and $1.7 million and $0.7 million for the twenty-six-week periods ended July 29, 2006 and July 30, 2005, respectively.

The following table summarizes stock performance activity for the twenty-six week period ended July 29, 2006 under our incentive compensation plans:

	Number of Nonvested Stock Performance Awards at Target Level	Number of Nonvested Stock Performance Awards at Maximum Level	Weighted-Average Grant Date Fair Value

Nonvested at January 28, 2006	134,250	268,500	$23
Granted	161,250	322,500	32
Vested	-	-	-
Forfeited	(4,500)	(9,000)	32
Nonvested at July 29, 2006	291,000	582,000	$26

The weighted-average fair value of stock performance awards granted for the twenty-six week periods ended July 29, 2006 and July 30, 2005 was $32 and $23, respectively. No stock performance awards vested during either of the twenty-six week periods ended July 29, 2006 and July 30, 2005. As of July 29, 2006, the total remaining unrecognized compensation cost related to nonvested stock performance awards amounted to $6.8 million, based on the anticipated number of shares to be awarded, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

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

The following table summarizes restricted stock activity for the twenty-six week period ended July 29, 2006 under our incentive compensation plans:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 28, 2006	272,250	$16
Granted	171,250	32
Vested	(50,250)	12
Forfeited	(8,250)	30
Fractional shares repurchased as a result of stock split	(11)	22
Nonvested at July 29, 2006	384,989	$23

For the thirteen-week periods ended July 29, 2006 and July 30, 2005, restricted shares granted were 13,000 and 0, respectively, and restricted shares terminated were 8,250 and 0, respectively. The weighted-average fair value of restricted stock awards granted for the thirteen-week periods ended July 29, 2006 and July 30, 2005 was $39 and $0, respectively. The total grant date fair value of restricted stock awards vested during the thirteen-week periods ended July 29, 2006 and July 30, 2005 was $0.3 million and $0 million, respectively.

Compensation expense related to restricted shares was $0.5 million and $0.2 million for the thirteen-week periods and $0.9 and $0.4 for the twenty-six-week periods ended July 29, 2006 and July 30, 2005, respectively. As of July 29, 2006, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $6.1 million, which will be amortized over the weighted-average remaining requisite service period of 4 years.

Note 10.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit plan cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$1,923	$1,580	$-	$-
Interest cost	2,600	2,283	65	65
Expected return on assets	(4,270)	(3,935)	-	-
Amortization of:
Actuarial loss (gain)	157	130	5	(15)
Prior service costs	88	100	-	-
Net transition assets	(47)	(46)	-	-
Total net periodic benefit cost	$451	$112	$70	$50

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$3,951	$3,188	$-	$-
Interest cost	5,093	4,567	125	130
Expected return on assets	(8,600)	(7,870)	-	-
Amortization of:
Actuarial loss (gain)	278	260	(5)	(30)
Prior service costs	174	200	-	-
Net transition assets	(93)	(92)	-	-
Total net periodic benefit cost	$803	$253	$120	$100

Note 11.	Debt

Brown Shoe Company, Inc. has a Revolving Credit Agreement (the “Agreement”) that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base, and is guaranteed by certain of its subsidiaries. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures in 2009, and the Company’s obligations are secured by its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. At July 29, 2006 the Company had $50.0 million of borrowings outstanding and $18.1 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $281.9 million at July 29, 2006.

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

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several of its former manufacturing sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. During the first half of 2006, the Company recorded no expense related to this remediation. The anticipated future cost of remediation activities at July 29, 2006, is $5.0 million and is included within accrued expenses and other noncurrent liabilities. While management has recorded its best estimate of loss, the ultimate cost to the Company may vary. The cumulative remediation costs incurred through July 29, 2006, are $17.2 million. As discussed further below, a portion of these costs has been recovered from insurers.

The Company has completed its remediation efforts at its closed New York tannery and two landfill sites related to that operation. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 18 years. The Company had an accrued liability of $2.1 million at July 29, 2006, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.4 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.4 million in aggregate thereafter related to these sites.

In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills.

Based on information currently available, the Company had an accrued liability of $7.5 million as of July 29, 2006, for the cleanup, maintenance and monitoring at all sites. Of the $7.5 million liability, $1.0 million is included in accrued expenses, and $6.5 million is included in other noncurrent liabilities in the consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

In connection with the Redfield environmental remediation and class action litigation discussed above, the Company sued a number of its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. During the second quarter of 2006, we reached agreements with certain of those insurers to resolve our coverage claims arising out of the Redfield site. We recorded income related to these recoveries, net of related legal expenses, of $7.3 million ($4.4 million on an after-tax basis), or $0.15 per diluted share, in the second quarter of 2006, as a reduction of selling and administrative expenses. The Company continues to pursue recovery of additional remediation, defense costs and other damages from other insurers, but is unable to estimate the ultimate recovery from those insurers.

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

The Company is contingently liable for lease commitment guarantees of approximately $5.4 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitment guarantees, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

Note 13.	Financial Information for the Company and its Subsidiaries

In April 2005, Brown Shoe Company, Inc. issued senior notes to finance a portion of the purchase price of Bennett. The notes are fully and unconditionally and jointly and severally guaranteed by all existing and future subsidiaries of Brown Shoe Company, Inc. that are guarantors under its existing Revolving Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (Parent), the Guarantors and subsidiaries of the Parent that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated. The Guarantors are all direct or indirect wholly-owned (100%) subsidiaries of the Parent.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(413)	$13,093	$18,321	$-	$31,001
Receivables	75,388	7,819	54,597		137,804
Inventories	90,981	378,378	15,005	(3,955)	480,409
Prepaid expenses and other current assets	13,294	11,388	1,394	897	26,973
Total current assets	179,250	410,678	89,317	(3,058)	676,187
Other assets	270,509	31,704	2,088	-	304,301
Property and equipment, net	15,313	103,389	3,329	-	122,031
Investment in subsidiaries	509,773	30,074	-	(539,847)	-
Total assets	$974,845	$575,845	$94,734	$(542,905)	$1,102,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of debt	$50,000	$-	$-	$-	$50,000
Trade accounts payable	33,551	139,195	54,570	-	227,316
Accrued expenses	56,632	58,511	8,643	(3,414)	120,372
Income taxes	354	(579)	1,245	1,346	2,366
Total current liabilities	140,537	197,127	64,458	(2,068)	400,054
Other Liabilities
Long-term debt	150,000	-	-	-	150,000
Other liabilities	56,376	27,283	(52)	-	83,607
Intercompany (receivable) payable	159,074	(158,282)	198	(990)	-
Total other liabilities	365,450	(130,999)	146	(990)	233,607
Shareholders’ equity	468,858	509,717	30,130	(539,847)	468,858
Total liabilities and shareholders’ equity	$974,845	$575,845	$94,734	$(542,905)	$1,102,519

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$327,363	$707,912	$209,026	$(89,444)	$1,154,857
Cost of goods sold	243,542	381,191	172,551	(89,444)	707,840
Gross profit	83,821	326,721	36,475	-	447,017
Selling and administrative expenses	82,977	297,498	21,682	-	402,157
Equity in (earnings) of subsidiaries	(30,000)	(14,966)	-	44,966	-
Operating earnings	30,844	44,189	14,793	(44,966)	44,860
Interest expense	(8,897)	(9)	(18)	-	(8,924)
Interest income	298	204	277	-	779
Intercompany interest income (expense)	2,483	(3,268)	785	-	-
Earnings before income taxes	24,728	41,116	15,837	(44,966)	36,715
Income tax benefit (provision)	494	(10,607)	(1,380)	-	(11,493)
Net earnings (loss)	$25,222	$30,509	$14,457	$(44,966)	$25,222

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$(1,608)	$23,203	$14,915	$138	$36,648

Investing activities
Acquisition cost, net of cash received	(22,700)	-	-	-	(22,700)
Capital expenditures	(758)	(22,740)	(198)	-	(23,696)
Net cash used by investing activities	(23,458)	(22,740)	(198)	-	(46,396)

Financing activities
Increase (decrease) in current maturities of debt, net of reclassifications	-	-	-	-	-
Proceeds from stock options exercised	7,236	-	-	-	7,236
Tax benefit related to share-based plans	3,717	-	-	-	3,717
Dividends paid	(4,553)	-	-	-	(4,553)
Intercompany financing	4,916	(2,064)	(2,714)	(138)	-
Net cash (used) provided by financing activities	11,316	(2,064)	(2,714)	(138)	6,400
Effect of exchange rate changes on cash	-	128	(67)	-	61

Increase (decrease) in cash and cash equivalents	(13,750)	(1,473)	11,936	-	(3,287)
Cash and cash equivalents at beginning of period	13,337	14,566	6,385	-	34,288
Cash and cash equivalents at end of period	$(413)	$13,093	$18,321	$-	$31,001

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$803	$10,532	$25,702	$-	$37,037
Receivables	75,475	10,742	38,433	-	124,650
Inventories	105,247	385,944	7,155	(4,601)	493,745
Prepaid expenses and other current assets	7,073	13,444	970	773	22,260
Total current assets	188,598	420,662	72,260	(3,828)	677,692
Other assets	244,754	30,169	1,998	-	276,921
Property and equipment, net	17,248	95,175	3,494	-	115,917
Investment in subsidiaries	431,551	41,020	-	(472,571)	-
Total assets	$882,151	$587,026	$77,752	$(476,399)	$1,070,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of debt	$79,000	$-	$-	$-	$79,000
Trade accounts payable	20,363	141,025	34,586	-	195,974
Accrued expenses	56,245	57,387	5,023	1,121	119,776
Income taxes	2,799	1,869	2,369	1	7,038
Total current liabilities	158,407	200,281	41,978	1,122	401,788
Other Liabilities
Long-term debt	200,000	-	-	-	200,000
Other liabilities	42,936	27,194	(109)	-	70,021
Intercompany payable (receivable)	82,087	(75,740)	(1,397)	(4,950)	-
Total other liabilities	325,023	(48,546)	(1,506)	(4,950)	270,021
Shareholders’ equity	398,721	435,291	37,280	(472,571)	398,721
Total liabilities and shareholders’ equity	$882,151	$587,026	$77,752	$(476,399)	$1,070,530

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$265,684	$737,073	$158,726	$(86,720)	$1,074,763
Cost of goods sold	193,984	410,303	129,826	(85,602)	648,511
Gross profit	71,700	326,770	28,900	(1,118)	426,252
Selling and administrative expenses	67,894	311,365	14,269	(1,118)	392,410
Equity in (earnings) of subsidiaries	(19,575)	(13,372)	-	32,947	-
Operating earnings	23,381	28,777	14,631	(32,947)	33,842
Interest expense	(8,526)	-	(30)	-	(8,556)
Interest income	11	86	536	-	633
Intercompany interest income (expense)	2,725	(3,291)	566	-	-
Earnings before income taxes	17,591	25,572	15,703	(32,947)	25,919
Income tax provision	(9,729)	(5,923)	(2,405)	-	(18,057)
Net earnings (loss)	$7,862	$19,649	$13,298	$(32,947)	$7,862

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$12,540	$27,897	$7,209	$1,420	$49,066

Investing activities
Payments on acquisition, net of cash received	(206,633)	-	-	-	(206,633)
Capital expenditures	(665)	(15,513)	(271)	-	(16,449)
Other	531	-	-	-	531
Net cash used by investing activities	(206,767)	(15,513)	(271)	-	(222,551)

Financing activities
Increase (decrease) in current maturities of debt, net of reclassifications	(13,000)	-	-	-	(13,000)
Proceeds from the issuance of Senior Notes	150,000	-	-	-	150,000
Debt issuance costs	(4,733)	-	-	-	(4,733)
Proceeds from stock options exercised	1,900	-	-	-	1,900
Tax benefit related to share based plans	455	-	-	-	455
Dividends (paid) received	(3,666)	60,464	(60,464)	-	(3,666)
Intercompany financing	67,732	(72,395)	6,083	(1,420)	-
Net cash provided (used) by financing activities	198,688	(11,931)	(54,381)	(1,420)	130,956
Effect of exchange rate changes on cash	-	174	(56)	-	118

Increase (decrease) in cash and cash equivalents	4,461	627	(47,499)	-	(42,411)
Cash and cash equivalents at beginning of period	(3,657)	9,905	73,200	-	79,448
Cash and cash equivalents at end of period	$804	$10,532	$25,701	$-	$37,037

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our net earnings for the second quarter of fiscal 2006 were significantly higher than the same period last year as several unusual items affected both years. On an operating basis, results were in line with our expectations and each segment achieved improved results.

•
Consolidated net sales rose 5.0% to $579.3 million for the second quarter of fiscal 2006, as compared to $551.5 million for the second quarter of last year, driven by higher sales in our Wholesale Operations.

•	Operating earnings more than doubled to $26.3 million in the second quarter of 2006 compared to $10.8 million in the second quarter of 2005.

•	Net earnings were $15.2 million, or $0.52 per diluted share, for the second quarter compared to $4.1 million, or $0.14 per diluted share, for the second quarter of last year.

Following is a summary of the significant factors affecting the comparability of our financial results for the second quarter of 2006 as compared to the second quarter of 2005:

•
During the second quarter of 2006, we reached agreements with certain insurance carriers to recover environmental remediation costs associated with our facility in Denver, Colorado (the Redfield facility). We recorded income related to these recoveries, net of related legal expenses, of $7.3 million ($4.4 million on an after-tax basis), or $0.15 per diluted share, in the second quarter of 2006. We continue to pursue recovery of additional remediation costs from other insurance carriers.

•
During the second quarter of 2006, we initiated a strategic earnings enhancement program designed to increase earnings through cost reductions and efficiency initiatives and reallocating resources and investment to drive consumer preference. Key elements of the plan include: i) restructuring administrative and support areas; ii) redesigning logistics and distribution platforms; iii) reorganizing to eliminate operational redundancies; iv) realigning strategic priorities; and v) refining the supply chain process and enhancing inventory utilization. We are in the early stages of developing these earnings improvement initiatives, but estimate that these initiatives will generate a minor amount of after-tax savings in 2006, $10-$12 million in 2007 with continuing annual after-tax savings of approximately $17-$20 million, beginning in 2008. The costs to implement these programs are estimated to be in the range of $20-$23 million, after-tax with these costs incurred in the second half of 2006 and in 2007. The estimates of costs and savings related to these initiatives are preliminary and differences may arise between these estimates and actual costs and savings. We incurred charges of $2.0 million ($1.2 million on an after-tax basis), or $0.04 per diluted share, in the second quarter of 2006, related to this program.

•
At the beginning of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. In 2005 and prior years, no compensation cost was recognized for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. During the second quarter of 2006, we recognized $1.2 million ($1.0 million on an after-tax basis), or $0.04 per diluted share, of share-based compensation related to stock options. See Note 9 of the condensed consolidated financial statements for additional information related to share-based compensation and the impact of adopting SFAS 123R.

•
During the second quarter of 2005, we recorded charges of $2.9 million ($1.8 million on an after-tax basis, or $0.06 per diluted share) related to our initiative to strengthen our flagship Naturalizer brand by closing underperforming retail stores and consolidating and streamlining certain retail and wholesale functions.

•
During the second quarter of 2005, our gross profit was reduced by approximately $2.0 million ($1.3 million on an after-tax basis, or $0.05 per diluted share) related to the write-up of inventory to fair value during the Bennett purchase price allocation. Lower margins were recognized on this inventory as it was sold in the second quarter of 2005.

Following is a summary of our operating results in the second quarter of 2006 and the status of our balance sheet:

•
Famous Footwear’s net sales increased 2.2% to $292.7 million in the second quarter compared to $286.2 million last year, driven by our higher store count. Same-store sales decreased 0.1%, reflecting lower customer traffic and lower sales of athletic footwear. However, operating earnings increased 28.4% to $11.9 million in the second quarter compared to $9.3 million in the second quarter of the prior year due to lower markdowns and an improved gross profit rate.

•
Our Wholesale Operations segment’s sales increased 9.5% to $227.2 million in the second quarter compared to $207.4 million last year, reflecting increased sales of Naturalizer, LifeStride, Dr. Scholl’s and private label product. These gains were partially offset by lower sales of Bass product. Operating earnings increased in the second quarter to $19.1 million compared to $16.3 million in the second quarter last year. The most significant improvement in operating earnings is in our Naturalizer division, which has benefited from our new business model and recent process changes designed to enhance the performance of the brand. Strength in the Naturalizer division was partially offset by weakness at Bass and the lackluster performance of our Franco Sarto, Via Spiga and Etienne Aigner brands. We recently announced that we are exiting the Bass business at the end of 2006, and we estimate that we will incur incremental after-tax losses of approximately $2.1 million in the second half of 2006.

•
Our Specialty Retail segment experienced a 2.8% increase in net sales to $59.5 million in the second quarter, compared to $57.9 million in the second quarter of last year, due to growth in our Shoes.com business. Same-store sales declined 2.7% for the quarter. We incurred an operating loss of $1.5 million in the second quarter compared to an operating loss of $5.5 million in the second quarter of the prior year. This improvement is primarily a result of the closure of 95 underperforming Naturalizer retail stores in 2005, which resulted in a more productive store base in 2006, and the consolidation of certain administrative functions, and the impact of the charges incurred of $2.3 million related to these initiatives that were recorded in the second quarter of 2005.

•
Inventories at quarter-end were $480.4 million, down from $493.7 million last year, principally reflecting lower inventory levels within our Wholesale Operations segment. Our current ratio, the relationship of current assets to current liabilities, decreased to 1.69 to 1 compared to 1.75 to 1 at January 28, 2006, but was even with the July 30, 2005 ratio. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity decreased to 29.9% at the end of the quarter from 41.2% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement and increased shareholders’ equity.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 29, 2006		July 30, 2005		July 29, 2006		July 30, 2005
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$579.3	100.0%	$551.5	100.0%	$1,154.9	100.0%	$1,074.8	100.0%
Cost of goods sold	355.3	61.3%	335.9	60.9%	707.9	61.3%	648.5	60.3%
Gross profit	224.0	38.7%	215.6	39.1%	447.0	38.7%	426.3	39.7%
Selling and administrative expenses	197.7	34.2%	204.8	37.1%	402.1	34.8%	392.5	36.6%
Operating earnings	26.3	4.5%	10.8	2.0%	44.9	3.9%	33.8	3.1%
Interest expense	(4.4)	(0.8)%	(5.2)	(0.9)%	(8.9)	(0.8)%	(8.5)	(0.8)%
Interest income	0.4	0.2%	0.2	0.0%	0.7	0.1%	0.6	0.1%
Earnings before income taxes	22.3	3.9%	5.8	1.1%	36.7	3.2%	25.9	2.4%
Income tax provision	(7.1)	(1.3)%	(1.7)	(0.4)%	(11.5)	(1.0)%	(18.0)	(1.7)%
Net earnings	$15.2	2.6%	$4.1	0.7%	$25.2	2.2%	$7.9	0.7%

Net Sales
Net sales increased $27.8 million, or 5.0%, to $579.3 million in the second quarter of 2006 as compared to $551.5 million in the second quarter of the prior year. Famous Footwear’s sales increased by $6.5 million over the year-ago quarter, reflecting the higher store count in the current period. Our Wholesale Operations contributed the remaining portion of this increase, driven primarily by increases in our Naturalizer, Life Stride, Dr. Scholl’s and private label divisions, partially offset by declines in our Bass division.

Net sales increased $80.1 million, or 7.5%, to $1,154.9 million in the first half of 2006 as compared to $1,074.8 million in the first half of the prior year. The acquired Bennett business contributed $57.6 million of the increase during the first half accounting for approximately 72% of the increase. Famous Footwear’s sales increased by $20.0 million over the year-ago quarter, reflecting a same-store sales gain of 0.9% and additional stores in the current period. Our Wholesale Operations, excluding Bennett, decreased $2.2 million, driven primarily by a decline in our Bass and children’s divisions.

Gross Profit
Gross profit increased $8.4 million, or 3.9%, to $224.0 million for the second quarter of 2006 as compared to $215.6 million in the second quarter of the prior year. The increase in gross profit is the result of higher net sales. However, as a percent of net sales, our gross profit rate decreased to 38.7% in the second quarter from 39.1% in the second quarter of the prior year, driven by lower margin rates in our Wholesale Operations segment, primarily in our Franco Sarto, Via Spiga and Etienne Aigner brands, and a greater mix of wholesale business, which carries a lower gross profit rate than our retail business. Our Famous Footwear and Specialty Retail divisions achieved higher gross profit rates.

Gross profit increased $20.7 million, or 4.9%, to $447.0 million for the first half of 2006 as compared to $426.3 million in the first half of the prior year. As a percent of net sales, our gross profit rate decreased to 38.7% in the first half from 39.7% in the first half of the prior year, driven by lower margin rates in our Wholesale Operations segment, primarily in our Franco Sarto, Via Spiga and Etienne Aigner brands, and a greater mix of wholesale business. Our Specialty Retail division increased its gross profit rate as a result of the closure of underperforming stores in the prior year.

Selling and Administrative Expenses
Selling and administrative expenses decreased $7.1 million, or 3.5%, to $197.7 million for the second quarter as compared to $204.8 million in the second quarter of the prior year. The following are some of the more significant factors impacting the comparison of selling and administrative expenses for the second quarter:
•
Decrease of $7.3 million related to agreements reached with certain insurance carriers to reimburse past environmental remediation costs, net of related legal fees, which was recorded as a reduction of selling and administrative expenses in the second quarter of 2006. See Note 12 of the condensed consolidated financial statements for further information.

•	Decrease of $2.7 million related to expenses recorded in the second quarter of 2005 related to our initiative to close underperforming retail stores and consolidate certain administrative functions.
•	Increase of $2.0 million consulting and severance costs incurred in connection with our earnings enhancement program.
•	Increase of $1.2 million for share-based compensation expense related to stock options, as required by SFAS 123R, which was adopted at the beginning of the fiscal year.

As a percentage of sales, selling and administrative expenses have decreased to 34.2% from 37.1%, due to the impact of the factors listed above and overall better leveraging of our expense base.

Selling and administrative expenses increased $9.6 million, or 2.5%, to $402.1 million for the first half as compared to $392.5 million in the first half of the prior year. The following are some of the more significant factors impacting the comparison of selling and administrative expenses for the first half:
•
Increase of $11.2 million related to Bennett. The majority of this increase is due to the inclusion of Bennett’s selling and administrative expenses, including the amortization of intangible assets, for the entire period in 2006 and only the period since acquisition (April 22, 2005) in the prior year.

•	Increase of $6.6 million related to the larger store and sales base at our Famous Footwear division.
•	Decrease of $7.3 million related to the insurance recoveries, described above.
•
Decrease of $2.7 million related to expenses recorded in the second quarter of 2005 related to our initiative to close underperforming Naturalizer stores and consolidate certain administrative functions.

•	Increase of $2.0 million for costs related to our earnings enhancement program.
•	Increase of $2.3 million for share-based compensation expense related to stock options, as required by SFAS 123R, which was adopted at the beginning of the fiscal year.

As a percentage of sales, selling and administrative expenses have decreased to 34.8% from 36.6%, due to the impact of the insurance recovery and overall better leveraging of our expense base.

Interest Expense
Interest expense decreased $0.8 million to $4.4 million in the second quarter as compared to $5.2 million in the second quarter of the prior year. The decrease in interest expense is a result of the lower average borrowings on our revolving credit facility.

Interest expense increased $0.4 million to $8.9 million in the first half as compared to $8.5 million in the first half of the prior year. The increase in interest expense is a result of the additional interest expense from the $150 million 8.75% senior notes that we issued in April, 2005 to fund a portion of the Bennett acquisition, offset by lower average borrowings on our revolving credit facility and the non-recurrence of a bridge loan fee incurred in 2005 related to the Bennett acquisition.

Income Tax Provision
Our consolidated effective tax rate was 32.0% in the second quarter of 2006 as compared to 29.6% in the second quarter of the prior year. The increase is due to the recognition of stock option expense in net earnings in 2006, as required by SFAS No. 123R, the majority of which is not deductible for tax purposes. In addition, the tax rate was negatively impacted by the recognition of minor audit settlements in the second quarter of 2006 accounted as discrete tax expense adjustments.

Our consolidated effective tax rate was 31.3% in the first half of 2006 as compared to 69.7% in the first half of the prior year. In the first half of 2005, our income tax provision included $9.6 million of incremental tax expense related to our repatriation of $60.5 million of previously untaxed earnings from our foreign subsidiaries in the first quarter of 2005. Excluding the tax on the repatriation, the effective tax rate was 32.8% in the first half of 2005. Our current year rate for the first half of 2006 of 31.3% is lower than the prior year rate due to a higher anticipated mix of wholesale earnings, which are taxed at lower rates, and a current year reduction in the Canadian statutory rates.

Net Earnings
Net earnings increased $11.1 million, or 272%, to $15.2 million in the second quarter as compared to $4.1 million in the second quarter of the prior year. The following are some of the more significant factors impacting the comparison of net earnings for the second quarter:
•	Increase of $4.4 million (after-tax) related to insurance recoveries recorded in the second quarter of 2006, as described above.
•	Increase of $1.8 million (after-tax) related to expenses incurred in 2005 to close underperforming Naturalizer stores and consolidate certain administrative functions.
•	Decrease of $1.2 million (after-tax) related to our expenses for our earnings enhancement program recorded in 2006.
•	Decrease of $1.0 million (after-tax) for share-based compensation expense in 2006 related to stock options.

In addition to the above listed items, we experienced improvement in all of our major divisions, with the largest increase coming from our Wholesale Operations segment. Specialty Retail improved its operating results after eliminating underperforming stores last year. Famous Footwear improved upon the prior year as a result of a larger store base and improved gross profit rate resulting from our inventory freshness and velocity initiatives.

Net earnings increased $17.3 million, or 221%, to $25.2 million in the first half as compared to $7.9 million in the first half of the prior year. The following are some of the more significant factors impacting the comparison of net earnings for the first half:
•	Increase of $9.6 million related to tax expense on the repatriation of foreign earnings in the first quarter of 2005.
•	Increase of $4.4 million (after-tax) related to insurance recoveries, described above.
•	Decrease of $2.1 million (after-tax) for share-based compensation expense in 2006 related to stock options.
•	Decrease of $1.2 million (after-tax) related to our expenses for our earnings enhancement program recorded in 2006.
•	Increase of $1.8 million (after-tax) related to expenses incurred in 2005 to close underperforming Naturalizer stores and consolidate certain administrative functions.
•	Increase of $0.6 million (after-tax) related to a bridge loan fee recorded in 2005 in connection with the financing for the Bennett acquisition.

After consideration of the above listed factors, the Company’s net earnings in the quarter and year to date have benefited from improved operating earnings at Famous Footwear and the more productive store base at Specialty Retail, which closed underperforming stores in 2005.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 29, 2006		July 30, 2005		July 29, 2006		July 30, 2005
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$292.7	100.0%	$286.2	100.0%	$595.0	100.0%	$575.0	100.0%
Cost of goods sold	160.8	54.9%	160.5	56.1%	331.5	55.7%	320.1	55.7%
Gross profit	131.9	45.1%	125.7	43.9%	263.5	44.3%	254.9	44.3%
Selling and administrative expenses	120.0	41.0%	116.4	40.7%	235.7	39.6%	229.1	39.8%
Operating earnings	$11.9	4.1%	$9.3	3.2%	$27.8	4.7%	$25.8	4.5%

Key Metrics
Same-store sales % change	(0.1)%		2.2%		0.9%		1.8%
Same-store sales $ change	$(0.3)		$5.5		$5.0		$9.6
Sales change from new and closed stores, net	$6.8		$10.9		$15.0		$23.5

Sales per square foot	$44		44		$89		$88
Square footage (thousand sq. ft.)	6,706		6,540		6,706		6,540

Stores opened	28		15		38		35
Stores closed	17		9		28		21
Ending stores	963		933		963		933

Net Sales
Net sales increased $6.5 million, or 2.2%, to $292.7 million in the second quarter of 2006 as compared to $286.2 million in the second quarter of the prior year. This increase is attributable to higher sales from new stores, partially offset by the same-store sales decrease of 0.1%. The same-store decrease was attributable to lower customer traffic coming into the stores. The ratio of customers making purchases, however, increased and sales per transaction also increased. Famous Footwear benefited from sales improvements in virtually all footwear categories except athletics, and the women’s junior category performed particularly well. During the second quarter of 2006, we opened 28 new stores and closed 17, resulting in 963 stores at the end of the second quarter as compared to 933 at the end of the second quarter of the prior year. Sales per square foot were $44, the same as a year ago.

Net sales increased $20.0 million, or 3.5%, to $595.0 million in the first half of 2006 as compared to $575.0 million in the first half of the prior year. This increase is attributable to higher sales from new stores and the same-store sales increase of 0.9%. As with the second quarter, sales of all footwear categories increased, except for athletic. During the first half of 2006, we opened 38 new stores and closed 28, resulting in 963 stores at the end of the first half as compared to 933 at the end of the first half of the prior year. Sales per square foot were $89, slightly larger than a year ago.

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

Gross Profit
Gross profit increased $6.2 million, or 4.9%, to $131.9 million in the second quarter of 2006 as compared to $125.7 million in the second quarter of the prior year. The increase reflects a larger store base and a higher gross profit rate, which was 45.1% in the second quarter of 2006, up from 43.9% in the second quarter of the prior year. The improvement in the rate was due to aggressive markdowns taken in the second quarter of 2005 related to closed-up footwear and athletic footwear in order to better position the division for the back to school season.

Gross profit increased $8.6 million, or 3.4%, to $263.5 million in the first half of 2006 as compared to $254.9 million in the first half of the prior year. The increase in the gross profit is due to the higher sales base and larger store count. As a percentage of net sales, the gross profit rate of 44.3% was the same as the first half of the prior year.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.6 million, or 3.0%, to $120.0 million for the second quarter of 2006 as compared to $116.4 million in the second quarter of the prior year. This increase is primarily attributable to increased retail facilities costs, which are driven by store growth, and higher selling costs. In addition, the division recognized $0.2 million of expense related to stock options in 2006, as required by SFAS 123R, with no stock option expense recorded in the prior year. As a percentage of net sales, selling and administrative costs have increased to 41.0% from 40.7% last year.

Selling and administrative expenses increased $6.6 million, or 2.9%, to $235.7 million for the first half of 2006 as compared to $229.1 million in the first half of the prior year. This increase is primarily attributable to increased retail facilities costs, which are driven by store growth. In addition, the division recognized $0.4 million of expense related to stock options in 2006, as required by SFAS 123R, with no stock option expense recorded in the prior year. As a percentage of net sales, selling and administrative costs have decreased to 39.6% from 39.8% last year, as the division leveraged its expense base over higher net sales.

Operating Earnings
Operating earnings increased $2.6 million, or 28.4%, to $11.9 million for the second quarter of 2006 as compared to $9.3 million in the second quarter of the prior year. The increase in operating earnings was due to the higher sales, and the higher gross profit rate.

Operating earnings increased $2.0 million, or 7.8%, to $27.8 million for the first half of 2006 as compared to $25.8 million in the first half of the prior year. The increase in operating earnings was due to the higher sales and better leveraging of the expense base.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 29, 2006		July 30, 2005		July 29, 2006		July 30, 2005
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$227.2	100.0%	$207.4	100.0%	$444.0	100.0%	$388.7	100.0%
Cost of goods sold	163.2	71.8%	142.4	68.7%	315.1	71.0%	267.2	68.7%
Gross profit	64.0	28.2%	65.0	31.3%	128.9	29.0%	121.5	31.3%
Selling and administrative expenses	44.9	19.8%	48.7	23.5%	95.7	21.5%	87.7	22.6%
Operating earnings	$19.1	8.4%	$16.3	7.8%	$33.2	7.5%	$33.8	8.7%

Key Metrics
Unfilled order position at end of period	$269.3		$263.5

Net Sales
Net sales increased $19.8 million, or 9.5%, to $227.2 million in the second quarter of 2006 as compared to $207.4 million in the second quarter of the prior year. We experienced higher sales in our Naturalizer, LifeStride, Dr. Scholl’s and private label product, which were partially offset by continuing weakness in our Bass division. We recently announced that we are exiting the Bass business at the end of 2006 due to poor operating performance.

Net sales increased $55.3 million, or 14.2%, to $444.0 million in the first half of 2006 as compared to $388.7 million in the first half of the prior year. The increase in sales was driven by the inclusion of the Bennett business, which accounted for $57.6 million of the increase, for the full period in 2006 as compared to a partial period in the first half of 2005. In addition, we experienced higher sales in our LifeStride, Carlos by Carlos Santana and women’s private label divisions, but lower sales in our Bass and children’s divisions. Sales of children’s product in the first half of 2006 were negatively impacted by the timing of our children’s licenses, which are generally driven by major children’s movies and/or events.

Gross Profit
Gross profit decreased $1.0 million, or 1.5%, to $64.0 million in the second quarter of 2006 as compared to $65.0 million in the second quarter of the prior year. As a percentage of net sales, our gross profit rate declined to 28.2% in the second quarter from 31.3% in the second quarter of the prior year. Despite a larger sales base, gross profit and the gross profit rate are lower due primarily to lower margins on sales of Franco Sarto, Via Spiga, Etienne Aigner and Bass footwear. In addition, there was a larger mix of private label product sales, which carry a lower gross profit rate than our branded product. However, our Naturalizer division experienced higher gross profit rates as we have implemented a new business model for this brand, which focuses on a continuous flow of smaller quantities of new goods versus large pre-season sell-ins, thereby minimizing markdowns and allowances.

Gross profit increased $7.4 million, or 6.1%, to $128.9 million in the first half of 2006 as compared to $121.5 million in the first half of the prior year, driven by the increase in net sales and the inclusion of Bennett for the entire period in 2006 and only the period since acquisition (April 22, 2005) in the prior year. However, as a percentage of net sales, our gross profit rate declined to 29.0% in the first half from 31.3% in the first half of the prior year. This decline was due to the same factors that affected the second quarter.

Selling and Administrative Expenses
Selling and administrative expenses decreased $3.8 million, or 7.7%, to $44.9 million for the second quarter of 2006 as compared to $48.7 million in the second quarter of the prior year, primarily driven by efficiencies gained by consolidating certain Bennett administrative functions. In addition, in the prior year, we incurred a $0.6 million restructuring charge to streamline certain Naturalizer wholesale operations. As a percent of sales, selling and administrative expenses decreased from 23.5% last year to 19.8% this year, reflecting better leveraging of the sales base, in particular the Bennett business acquired on April 22, 2005.

Selling and administrative expenses increased $8.0 million, or 9.1%, to $95.7 million for the first half of 2006 as compared to $87.7 million in the first half of the prior year. The increase is due primarily to the inclusion of Bennett’s selling and administrative expenses, including the amortization of intangible assets, for the entire first half of 2006 as compared to approximately one quarter during the first half of 2005. As a percent of sales, selling and administrative expenses decreased from 22.6% last year to 21.5% this year, reflecting better leveraging of the sales base.

Operating Earnings
Operating earnings increased $2.8 million, or 17.2%, to $19.1 million for the second quarter of 2006 as compared to $16.3 million in the second quarter of the prior year. The improvement in operating earnings is primarily the result of the benefits achieved in the new Naturalizer business model, which focuses on a continuous flow of smaller quantities of new goods versus large pre-season sell-ins, thereby minimizing markdowns and allowances, and the decrease in selling and administrative expenses.

Operating earnings decreased $0.6 million, or 1.7%, to $33.2 million for the first half of 2006 as compared to $33.8 million in the first half of the prior year. The decline in operating earnings is primarily the result of the lower gross profit rate.

SPECIALTY RETAIL

	Thirteen Weeks Ended					Twenty-six Weeks Ended
	July 29, 2006			July 30, 2005		July 29, 2006		July 30, 2005
($ millions, except for sales per square foot)			% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results	$
Net sales		59.5	100.0%	$57.9	100.0%	$115.9	100.0%	$111.1	100.0%
Cost of goods sold		31.3	52.6%	32.9	56.8%	61.3	52.8%	61.2	55.1%
Gross profit		28.2	47.4%	25.0	43.2%	54.6	47.2%	49.9	44.9%
Selling and administrative expenses		29.7	49.8%	30.5	52.7%	59.0	51.0%	58.9	53.0%
Operating loss		$(1.5)	(2.4)%	$(5.5)	(9.5)%	$(4.4)	(3.8)%	$(9.0)	(8.1)%

Key Metrics
Same-store sales % change		(2.7)%		0.1%		(1.1)%		0.1%
Same-store sales $ change		$(1.0)		$0.1		$(0.7)		$0.2
Sales change from new and closed stores, net		$(4.4)		$1.2		$(7.9)		$1.2
Impact of changes in Canadian exchange rate on sales		$1.8		$1.6		$2.8		$2.8
Increase in sales of e-commerce subsidiary		$5.2		$3.0		$10.6		$6.8

Sales per square foot, excluding e-commerce subsidiary		$86		$84		$163		$161
Square footage (thousand sq. ft.)		525		565		525		565

Stores acquired upon Bennett acquisition		-		-		-		12
Stores opened		1		4		2		5
Stores closed		8		13		11		23
Ending stores		305		369		305		369

Net Sales
Net sales increased $1.6 million, or 2.8%, to $59.5 million in the second quarter of 2006 as compared to $57.9 million in the second quarter of the prior year. Same-store sales decreased 2.7%. Our improvement in net sales was due to growth in sales at our e-commerce subsidiary and the favorable impact of the Canadian exchange rate, partially offset by a lower store count. Sales at our e-commerce subsidiary, Shoes.com, Inc., increased $5.2 million, or 78%, to $11.9 million in the second quarter compared to $6.7 million in last year’s second quarter. The favorable impact of the Canadian exchange rate improved net sales by $1.8 million. We opened 1 new store and closed 8 during the quarter resulting in 305 stores at the end of the quarter compared to 369 last year. This large decrease reflects the closing of 95 underperforming Naturalizer stores over the last three quarters of 2005.

Net sales increased $4.8 million, or 4.3%, to $115.9 million in the first half of 2006 as compared to $111.1 million in the first half of the prior year. Same-store sales decreased 1.1%. Our improvement in net sales was primarily due to growth in sales at Shoes.com, the favorable impact of the Canadian exchange rate, partially offset by a lower store count. Sales at Shoes.com increased $10.6 million, or 79%, to $23.9 million in the first half compared to $13.3 million in last year’s first half. The favorable impact of the Canadian exchange rate increased net sales by $2.8 million.

Gross Profit
Gross profit increased $3.2 million, or 12.7%, to $28.2 million in the second quarter of 2006 as compared to $25.0 million in the second quarter of the prior year. The increase in gross profit is due to the higher sales base. In addition, as a percentage of net sales, our gross profit rate increased to 47.4% in the second quarter from 43.2% in the year ago quarter, reflecting higher gross profit rates in our Naturalizer stores as compared to the prior year.

Gross profit increased $4.7 million, or 9.6%, to $54.6 million in the first half of 2006 as compared to $49.9 million in the first half of the prior year. The increase in gross profit is due to the higher sales base. In addition, as a percentage of net sales, our gross profit rate increased to 47.2% in the first half from 44.9% in the year ago quarter, driven by better margins in our Naturalizer stores.

Selling and Administrative Expenses
Selling and administrative expenses decreased $0.8 million, or 2.8%, to $29.7 million for the second quarter of 2006 as compared to $30.5 million in the second quarter of the prior year. In the second quarter of 2005, we recorded charges of $2.1 million related to our initiative to close underperforming Naturalizer retail stores and consolidate certain administrative functions. Offsetting this change, was the impact of the strengthening Canadian exchange rate, which had the effect of increasing expenses approximately $0.8 million on a U.S. dollar basis in the second quarter. In addition, we have incurred higher costs at our Shoes.com business to support the sales growth. As a percent of sales, selling and administrative expenses decreased from 52.7% last year to 49.8% this year as a result of the above named factors and the effect of a more productive store base.

Selling and administrative expenses increased $0.1 million, or 0.3%, to $59.0 million for the first half of 2006 as compared to $58.9 million in the first half of the prior year. The non-recurrence of charges to close Naturalizer stores and consolidate certain administrative functions totaling $2.1 million recorded in the prior year impacted this comparison. Offsetting the store closing charges, a strengthening Canadian exchange rate had the effect of increasing expenses on a U.S. dollar basis by $1.4 million. In addition, we have incurred higher costs at our Shoes.com business to support the sales growth. As a percent of sales, selling and administrative expenses decreased from 53.0% last year to 51.0% this year as a result of the above named factors.

Operating Earnings
Specialty Retail’s operating loss decreased to $1.5 million in the second quarter of 2006 as compared to a loss of $5.5 million in the second quarter of the prior year. The segment improved its operating results as a result of increased sales, strong gross profit rates, and the non-recurrence of the 2005 charge to close underperforming Naturalizer retail stores.

Specialty Retail’s operating loss decreased to $4.4 million in the first half of 2006 as compared to a loss of $9.0 million in the first half of the prior year. The segment improved its operating results as a result of increased sales, strong gross profit rates, and the non-recurrence of the 2005 charge to close underperforming Naturalizer retail stores.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative and other costs. Unallocated corporate administrative and other costs were $3.3 million in the second quarter of 2006 as compared to $9.3 million in the second quarter of the prior year. The primary contributor to this reduction is the income recorded for insurance recoveries associated with our Redfield site, which resulted in income of $7.3 million, net of related legal fees, in the second quarter of 2006. We experienced costs related to our strategic earnings enhancement program, which resulted in a charge of $1.4 million in the Other segment in the second quarter of 2006. We also experienced higher share-based incentive compensation costs recorded in the current year, including the impact of adopting SFAS 123R, which resulted in an additional $0.3 million of costs at the corporate level, related to stock options in the second quarter of 2006.

Unallocated corporate administrative and other costs were $11.8 million in the first half of 2006 as compared to $16.8 million in the first half of the prior year. The insurance recoveries described above were the primary contributor to this reduction. We experienced costs related to our strategic earnings enhancement program, which resulted in a charge of $1.4 million in the first half of 2006. We also experienced higher share-based incentive compensation costs recorded in the current year, including the impact of adopting SFAS 123R, which resulted in an additional $0.7 million of costs related to stock options.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	July 29, 2006	July 30, 2005	Increase/ (Decrease)
Borrowings under revolving credit agreement	$50.0	$129.0	$(79.0)
Senior notes	150.0	150.0	-
Total debt	$200.0	$279.0	$(79.0)

Total debt obligations have decreased by $79.0 million, or 28.3%, to $200.0 million at July 29, 2006, as compared to $279.0 million at July 30, 2005. The decrease in total debt obligations is due to the repatriation of cash from our foreign subsidiaries in the last two quarters of 2005 and the associated decline in borrowings under our revolving credit agreement. Interest expense decreased $0.8 million, or 15.4%, to $4.4 million in the second quarter of 2006 from $5.2 million in the second quarter of the prior year, due to lower average borrowings on our revolving credit facility.

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

At July 29, 2006 we had $50.0 million of borrowings outstanding and $18.1 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was approximately $281.9 million at July 29, 2006. We believe that borrowing capacity under the Credit Agreement will be adequate to meet our operational needs and capital expenditure plans for the foreseeable future.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	July 29, 2006	July 30, 2005	Increase/ (Decrease)

Net cash provided (used) by operating activities	$36.6	$49.1	$(12.5)
Net cash provided (used) by investing activities	(46.4)	(222.6)	176.2
Net cash provided (used) by financing activities	6.4	131.0	(124.6)
Effect of exchange rate changes on cash	0.1	0.1	-
Increase (decrease) in cash and cash equivalents	$(3.3)	$(42.4)	$39.1

The major variances in cash provided (used) in the table above relate to the acquisition of Bennett in April 2005, which was reflected as an investing activity, and the related issuance of the $150 million senior notes, issued in conjunction with the Bennett acquisition, which was reflected as a financing activity. We have also reduced our borrowings outstanding under our revolving credit facility, as discussed earlier. Further, in 2006, we have received cash benefits related to the proceeds of stock options exercised and the tax benefit for share based plans totaling $11.0 million as compared to $2.4 million in the prior year.

A summary of key financial data and ratios at the dates indicated is as follows:

	July 29, 2006	July 30, 2005	January 28, 2006

Working capital ($ millions)	$276.1	$275.9	$267.4

Current ratio	1.69:1	1.69:1	1.75:1

Total debt as a percentage of total capitalization	29.9%	41.2%	31.5%

Working capital at July 29, 2006 was $276.1 million, which was $8.7 million higher than at January 28, 2006, and $0.2 million higher than at July 30, 2005. Our current ratio, the relationship of current assets to current liabilities, decreased to 1.69 to 1 compared to 1.75 to 1 at January 28, 2006, and remained flat compared to July 30, 2005. The reduction in the current ratio since January 28, 2006 reflects the payment of $22.7 million related to the first contingent performance period under the terms of the Bennett acquisition, which was paid in the first quarter of 2006. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity decreased to 29.9% at the end of the quarter from 41.2% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement since July 2005. At July 29, 2006, we had $31.0 million of cash and cash equivalents, of which the majority represents cash and cash equivalents of our Canadian and other foreign subsidiaries.

As described in Note 3 to the condensed consolidated financial statements, the Company may pay up to an additional $17.5 million in contingent payments related to the Bennett acquisition. We made the first performance payment of $22.7 million during the first quarter of 2006. The remaining payments may be earned upon the achievement of certain performance targets over fiscal years 2006 and 2007. At this time, we do not anticipate that any payment will be made for the 2006 performance period. The Company expects to have sufficient liquidity available to make such contingent payments, should they become due.

As described in the Overview section and in Note 6 to the condensed consolidated financial statements, we initiated a strategic earnings enhancement program designed to increase earnings through cost reductions and efficiency initiatives and reallocating resources and investment to drive consumer preference. Key elements of the plan include: i) restructuring administrative and support areas; ii) redesigning logistics and distribution platforms; iii) reorganizing to eliminate operational redundancies; iv) realigning strategic priorities; and v) refining the supply chain process and enhancing inventory utilization. We are in the early stages of developing these earnings improvement initiatives, but estimate that these initiatives will generate a minor amount of after-tax savings in 2006, $10-12 million in 2007 with continuing annual after-tax savings of approximately $17-20 million, beginning in 2008. The costs to implement these programs are estimated to be in the range of $32-$37 million ($20-$23 million on an after-tax basis) with these costs incurred in the second half of 2006 and in 2007. In addition, it is expected that incremental capital costs will be required to implement several of the initiatives, but additional planning is required to estimate the level of such expenditures. We incurred charges of approximately $2.0 million ($1.2 million on an after-tax basis) in the second quarter of 2006, related to this program.

As described in the Overview section, we reached agreements with certain insurance carriers to recover environmental remediation costs associated with our Redfield facility. We recorded income related to these recoveries, net of related legal expenses, of $7.3 million, in the second quarter of 2006. We continue to pursue recovery of additional remediation costs from other insurance carriers. However, the amount of such future recoveries and the timing of receipt of such recoveries is not certain.

At the end of fiscal 2006, our license to market Bass footwear expires. As described in the Overview section, we recently announced that we will not renew the license and will accordingly exit this business at the end of 2006. We estimate that we will incur incremental after-tax losses of approximately $2.1 million in the second half of 2006 to exit this business.

We paid dividends of $0.08 and $0.067 per share in the second quarter of 2006 and the second quarter of 2005, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. For further information, see Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) the preliminary nature of estimates of the costs and benefits of the strategic earnings enhancement plan, which are subject to change as the Company refines these estimates over time; (ii) intense competition within the footwear industry; (iii) rapidly changing consumer demands and fashion trends and purchasing patterns, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (iv) customer concentration and increased consolidation in the retail industry; (v) the Company's ability to successfully implement its strategic earnings enhancement plan; (vi) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (vii) the Company's ability to attract and retain licensors and protect its intellectual property; (viii) the Company's ability to secure leases on favorable terms; (ix) the Company's ability to maintain relationships with current suppliers; and (x) the uncertainties of pending litigation. The Company’s reports to the Security and Exchange Commission contain detailed information relating to such factors. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change. In Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, detailed risk factors that could cause variations in results to occur are listed and further described. Such description is incorporated herein by reference.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Item 7A of the Company's Annual Report on Form 10-K for the year ended January 28, 2006.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
It is the Chief Executive Officer's and Chief Financial Officer's ultimate responsibility to ensure we maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly, quarterly and annual results, an established system of internal controls and internal control reviews by our internal auditors.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of July 29, 2006, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the quarter ended July 29, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 12 of the condensed consolidated financial statements and incorporated by reference herein.

ITEM 1A	RISK FACTORS

Changes to our risk factors since the most recent fiscal year end are shown below. No other material changes have occurred since the end of the most recent fiscal year. For further information, see Item 1A of our Annual Report on Form 10-K for the year ended January 28, 2006.

We may be unable to successfully implement our strategic earnings enhancement plan.

As previously announced, we have begun to review and implement strategic initiatives as part of our strategic earning enhancement plan, with the goal of increasing earnings and reallocating resources and investment to drive consumer preference. If we are not able to implement our strategic earnings enhancement plan effectively by, among other things:

•	restructuring administrative and support areas;
•	redesigning logistics and distribution platforms;
•	eliminating operational redundancies;
•	realigning strategic priorities; and
•	refining the supply chain process and enhancing inventory utilization,

our business and results of operations could be adversely affected.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2006:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

April 30, 2006 - May 27, 2006	105,554	(2)	$37.74	(2)	-	1,606,650

May 28, 2006 - July 1, 2006	-		-		-	1,606,650

July 2, 2006 - July 29, 2006	-		-		-	1,606,650

Total	105,554		$37.74		-	1,606,650
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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information in Item 4 of Part II of our Form 10-Q for the quarterly period ended April 29, 2006 is incorporated herein by reference.

ITEM 5	OTHER INFORMATION

As previously reported, Andrew M. Rosen, Executive Vice President and Chief Financial Officer of the Company, notified the Company of his decision to retire effective on February 3, 2007 (the “Retirement Date”). Mr. Rosen will continue in his present position until the earlier of the Retirement Date or the date the Company hires an individual to fill Mr. Rosen’s role.

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

BROWN SHOE COMPANY, INC.

Date: September 5, 2006	/s/ Andrew M. Rosen
Executive Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer