Form 10-Q
period 2006-10-28
BROWN SHOE CO INC
filed 2006-12-01
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 28, 2006

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of November 25, 2006, 28,734,585 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	October 28, 2006	October 29, 2005	January 28, 2006
Assets
Current Assets
Cash and cash equivalents	$47,512	$48,107	$34,288
Receivables	127,010	120,765	158,103
Inventories	433,927	429,147	414,295
Prepaid expenses and other current assets	17,863	24,704	18,985
Total current assets	626,312	622,723	625,671

Other assets	86,050	87,431	86,330
Goodwill and intangible assets, net	216,748	186,817	198,737

Property and equipment	373,262	355,978	354,683
Allowance for depreciation and amortization	(246,847)	(239,911)	(238,128)
Net property and equipment	126,415	116,067	116,555
Total assets	$1,055,525	$1,013,038	$1,027,293

Liabilities and Shareholders' Equity
Current Liabilities
Borrowings under revolving credit agreement	$20,500	$67,500	$50,000
Trade accounts payable	153,307	125,542	173,083
Accrued expenses	139,263	126,236	131,409
Income taxes	5,222	4,088	3,828
Total current liabilities	318,292	323,366	358,320

Other Liabilities
Long-term debt	150,000	200,000	150,000
Deferred rent	36,150	35,412	36,219
Other liabilities	51,290	35,579	48,544
Total other liabilities	237,440	270,991	234,763

Shareholders' Equity
Common stock	107,378	69,112	103,916
Additional paid-in capital	44,818	62,251	29,923
Accumulated other comprehensive income	4,762	1,288	2,822
Retained earnings	342,835	286,030	297,549
Total shareholders’ equity	499,793	418,681	434,210
Total liabilities and shareholders’ equity	$1,055,525	$1,013,038	$1,027,293
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$676,812	$617,676	$1,831,669	$1,692,439
Cost of goods sold	406,828	378,223	1,114,668	1,026,734
Gross profit	269,984	239,453	717,001	665,705
Selling and administrative expenses	227,968	208,058	630,125	600,468
Operating earnings	42,016	31,395	86,876	65,237
Interest expense	(4,367)	(5,289)	(13,291)	(13,845)
Interest income	707	266	1,486	899
Earnings before income taxes	38,356	26,372	75,071	52,291
Income tax provision	(11,449)	(6,600)	(22,942)	(24,657)
Net earnings	$26,907	$19,772	$52,129	$27,634

Basic earnings per common share	$0.95	$0.72	$1.86	$1.02

Diluted earnings per common share	$0.93	$0.70	$1.80	$0.97

Dividends per common share	$0.08	$0.067	$0.24	$0.20
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	October 28, 2006	October 29, 2005

Operating Activities:
Net earnings	$52,129	$27,634
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,954	29,329
Share-based compensation expense	7,270	1,499
Loss on disposal of facilities and equipment	985	755
Impairment charges for facilities and equipment	1,068	1,496
Provision for doubtful accounts	709	28
Foreign currency transaction losses	142	10
Changes in operating assets and liabilities:
Receivables	30,746	(2,609)
Inventories	(19,632)	21,720
Prepaid expenses and other current assets	719	(3,117)
Trade accounts payable and accrued expenses	(11,922)	959
Income taxes	1,394	(3,349)
Deferred rent	(69)	1,357
Deferred income taxes	732	2,363
Collection of insurance receivable	-	3,004
Other, net	(47)	835
Net cash provided by operating activities	95,178	81,914

Investing Activities:
Acquisition cost, net of cash received	(22,700)	(206,026)
Capital expenditures	(37,507)	(26,514)
Other	-	531
Net cash used for investing activities	(60,207)	(232,009)

Financing Activities:
Decrease in borrowings under revolving credit agreement	(29,500)	(24,500)
Proceeds from issuance of senior notes	-	150,000
Debt issuance costs	-	(4,733)
Proceeds from stock options exercised	7,874	2,061
Tax benefit related to share-based plans	6,568	864
Dividends paid	(6,842)	(5,507)
Net cash (used) provided by financing activities	(21,900)	118,185
Effect of exchange rate changes on cash	153	569
Increase (decrease) in cash and cash equivalents	13,224	(31,341)
Cash and cash equivalents at beginning of period	34,288	79,448
Cash and cash equivalents at end of period	$47,512	$48,107
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes are necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations, and cash flows of Brown Shoe Company, Inc. (the “Company”). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company continues to evaluate the impact of adopting FIN 48, but does not expect the impact on its consolidated financial statements to be material.

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued Statement No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. FAS 158 requires a company to recognize on its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. FAS 158 also requires that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year for determination of funded status. Changes in funded status of a defined benefit postretirement plan will be recognized in comprehensive income in the year which the changes occur. The majority of the provisions of FAS 158 are effective at the end of fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of adopting FAS 158, but anticipates that the adoption of FAS 158 will result in an immaterial balance sheet adjustment at the end of fiscal 2006.

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

The sellers were able to receive up to $42.5 million in contingent payments to be earned upon the achievement of certain performance targets over the three years following the acquisition. On March 29, 2006, the Company made a payment to the sellers of $22.7 million related to the first of the three contingent performance periods. The sellers may receive a total of up to an additional $17.5 million in contingent payments related to the second and third performance periods. The total consideration paid by the Company in connection with the acquisition of Bennett was $229.1 million, including the $22.7 million contingent payment discussed above, and associated fees and expenses. The cost to acquire Bennett has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation resulted in acquired goodwill of $106.8 million and intangible assets related to trademarks, licenses and customer relationships of $98.5 million.

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

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended October 28, 2006, and October 29, 2005:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

NUMERATOR
Net earnings	$26,907	$19,772	$52,129	$27,634

DENOMINATOR
Denominator for basic earnings per common share	28,229	27,321	28,054	27,217
Dilutive effect of unvested restricted stock and stock options	825	1,109	976	1,176
Denominator for diluted earnings per common share	29,054	28,430	29,030	28,393

Basic earnings per common share	$0.95	$0.72	$1.86	$1.02

Diluted earnings per common share	$0.93	$0.70	$1.80	$0.97

Options to purchase 39,333 and 559,025 shares of common stock for the thirteen week periods and 19,778 and 562,191 for the thirty-nine week periods ended October 28, 2006, and October 29, 2005, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 5.	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended October 28, 2006, and October 29, 2005:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Ocotober 28, 2006	October 29, 2006	October 28, 2006	October 29, 2005
Net earnings	$26,907	$19,772	$52,129	$27,634

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	551	1,682	1,253	2,286
Unrealized gains (losses) on derivative instruments	(326)	(498)	499	(1,218)
Net loss from derivatives reclassified into earnings	279	337	188	1,203
	504	1,521	1,940	2,271
Comprehensive income	$27,411	$21,293	$54,069	$29,905

Note 6.	Restructuring Charges

Strategic Earnings Enhancement Program
During the second quarter of 2006, the Company initiated a strategic earnings enhancement program designed to increase earnings through cost reductions and efficiency initiatives. The costs to implement these programs, which are expected to be incurred in the remainder of 2006 and in 2007, are estimated to be in the range of $34-$38 million ($21-$23 million on after-tax basis). These estimates are preliminary and differences may arise between these estimates and actual costs to the Company. The Company did not incur any charges related to this program in the third quarter of 2006.

The following is a summary of the activity in the reserve, by category of costs:

($ millions)	Employee Severance	Consulting Costs	Total
Original charges and reserve balance	$0.9	$1.1	$2.0
Amounts settled in second quarter 2006	(0.1)	(1.1)	(1.2)
Amounts settled in third quarter 2006	(0.4)	-	(0.4)
Reserve balance October 28, 2006	$0.4	$-	$0.4

Of the $2.0 million in costs recorded to date, $1.4 million was recorded in the Other segment, $0.4 million was recorded in the Wholesale Operations segment, and $0.2 million was recorded in the Specialty Retail segment. The entire $2.0 million charge was reflected as a component of selling and administrative expenses. A tax benefit of $0.8 million was associated with this charge.

Note 7.	Business Segment Information

Applicable business segment information is as follows for the periods ended October 28, 2006, and October 29, 2005:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals

Thirteen Weeks Ended October 28, 2006

External sales	$366,289	$242,334	$68,189	$-	$676,812
Intersegment sales	1,177	47,571	-	-	48,748
Operating earnings (loss)	39,553	19,993	978	(18,508)	42,016
Operating segment assets	409,621	464,048	88,045	93,811	1,055,525

Thirteen Weeks Ended October 29, 2005

External sales	$328,059	$226,480	$63,137	$-	$617,676
Intersegment sales	582	42,199	-	-	42,781
Operating earnings (loss)	26,178	19,201	(6,993)	(6,991)	31,395
Operating segment assets	398,975	424,291	80,399	109,373	1,013,038

Thirty-nine Weeks Ended October 28, 2006

External sales	$961,288	$686,329	$184,052	$-	$1,831,669
Intersegment sales	2,498	133,738	-	-	136,236
Operating earnings (loss)	67,383	53,194	(3,376)	(30,325)	86,876

Thirty-nine Weeks Ended October 29, 2005

External sales	$903,040	$615,147	$174,252	$-	$1,692,439
Intersegment sales	1,436	121,250	-	-	122,686
Operating earnings (loss)	51,988	52,967	(15,973)	(23,745)	65,237

The Wholesale Operations segment includes $2.3 million of costs during the thirteen and thirty-nine weeks ended October 28, 2006, associated with our planned exit of the Bass footwear license. During the thirty-nine week period ending October 29, 2005, the Wholesale Operations segment includes $0.6 million of charges related to our initiative to streamline certain Naturalizer wholesale operations, including the sales, marketing and product development areas.

The Specialty Retail segment includes $5.2 million and $7.5 million of charges during the thirteen and thirty-nine week periods ending October 29, 2005, respectively, related to our initiative to close underperforming retail stores.

The Other segment includes unallocated corporate administrative and other costs. During the thirteen and thirty-nine weeks ended October 28, 2006, the Other segment includes net expenses of $3.7 million associated with an executive early retirement agreement. During the thirty-nine weeks ended October 28, 2006, the Other segment includes net recoveries of $7.3 million from insurance companies for remediation costs associated with our Redfield site in Denver, Colorado as well as $1.4 million of expenses related to our strategic earnings enhancement program.

Note 8.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	October 28, 2006	October 29, 2005	January 28, 2006
Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	205,097	175,270	187,253
Specialty Retail	7,609	7,295	7,442
Other	513	723	513
	$216,748	$186,817	$198,737

The goodwill and intangible assets in the Wholesale Operations segment primarily reflect the Company’s purchase price allocation for the acquisition of Bennett on April 22, 2005, which resulted in acquired goodwill of $107.3 million and other identifiable intangible assets of $98.5 million. The intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 14 years, except for the Via Spiga trademark, for which an indefinite life has been assigned. The change between October 2005 and October 2006 is primarily due to the contingent purchase price payment as described in Note 3, which was made in March 2006, and amortization of intangible assets. The change between periods for the Specialty Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment from October 29, 2005, to October 28, 2006, of $0.2 million reflects the adjustment to the Company’s minimum pension liability recorded in the fourth quarter of 2005.

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

Share-based compensation expense of $2.3 million and $7.3 million was recognized in the thirteen-week and thirty-nine- week periods ended October 28, 2006, respectively, as a component of selling and administrative expense. The following table details the effect of share-based compensation on operating earnings, net earnings and earnings per share for the thirteen-week and thirty-nine-week periods ended October 28, 2006:

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
($ thousands)	October 28, 2006	October 28, 2006
Expense for share-based compensation plans
Stock options	$1,190	$3,468
Stock performance awards	828	2,562
Restricted stock grants	307	1,240
Total share-based compensation included in operating earnings	2,325	7,270
Income taxes	570	1,898
Effect on net earnings	$1,755	$5,372

Effect on basic earnings per common share	$0.06	$0.19
Effect on diluted earnings per common share	$0.06	$0.19

The Company issued 40,638 and 923,121 shares of common stock for the thirteen-week and thirty-nine-week periods ended October 28, 2006 and 42,051 and 281,985 shares of common stock for the thirteen-week and thirty-nine-week periods ended October 29, 2005, respectively, for stock options exercised, stock performance awards and restricted stock grants. For the thirteen-week and thirty-nine-week periods ended October 28, 2006, there were no significant modifications to any share based awards.

Stock Options
Stock options are granted to employees at exercise prices equal to the quoted market price of the Company’s stock at the date of grant. Stock options generally vest over four years and have a term of 10 years. Compensation cost for all stock options is recognized over the requisite service period for each award. No dividends are paid on unexercised options. Expense for stock options granted prior to January 29, 2006 is recognized on a straight-line basis over the four year vesting period. Expense for stock options granted subsequent to January 29, 2006 is recognized on a straight-line basis separately for each vesting portion of the stock option award. The Company recognized expense related to stock options, net of estimated forfeitures, of approximately $1.2 million for the thirteen-week period and $3.5 million for the thirty-nine-week period ended October 28, 2006.

The Company granted 58,000 and zero stock options during the third quarter of 2006 and 2005, respectively. Fair values of options granted in the third quarter of 2006 were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

October 28, 2006
Dividend yield	1.01%
Expected volatility	41.6%
Risk-free interest rate	4.74%
Expected term (in years)	7

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

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock options outstanding for the thirteen-week and thirty-nine-week periods ended October 29, 2005:

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 29, 2005	October 29, 2005
Net earnings, as reported	$19,772	$27,634
Add: Total share-based employee compensation expense included in reported net earnings, net of related tax effect	218	944
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(934)	(3,756)
Pro forma net earnings	$19,056	$24,822
Earnings per share:
Basic - as reported	$0.72	$1.02
Basic - pro forma	0.70	0.91
Diluted - as reported	0.70	0.97
Diluted - pro forma	0.67	0.87

Summarized information about stock options outstanding and exercisable at October 28, 2006 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 7 - $10	217,893	3	$8	217,893	$8
$10 - $12	169,389	3	11	169,389	11
$12 - $15	368,547	5	13	368,547	13
$15 - $20	351,192	6	17	235,685	17
$20 - $23	494,450	8	22	108,375	22
Over $23	669,923	8	28	216,027	26
	2,271,394	6	$19	1,315,915	$15

The weighted average remaining contractual term of stock options outstanding and currently exercisable at October 28, 2006 was 6 years and 5 years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at October 28, 2006 was $44.3 million and $30.9 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for the thirty-nine week period ended October 28, 2006 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 28, 2006	3,120,788	$16
Granted	206,500	33
Exercised	(994,393)	12
Forfeited	(45,543)	26
Canceled or expired	(15,958)	17
Outstanding at October 28, 2006	2,271,394	$19
Exercisable at October 28, 2006	1,315,915	$15

The intrinsic value of stock options exercised was $1.8 million and $1.3 million for the thirteen-week periods and $22.2 million and $4.1 million for the thirty-nine-week periods ended October 28, 2006 and October 29, 2005, respectively. The amount of cash received from the exercise of stock options was $0.6 million and $0.2 million for the thirteen-week periods and $7.9 million and $2.1 million for the thirty-nine-week periods ended October 28, 2006 and October 29, 2005, respectively. In addition, 4,449 and 45,126 shares were tendered by employees in satisfaction of the exercise price of stock options during the thirteen-week periods and 129,188 and 89,633 shares during the thirty-nine-week periods ended October 28, 2006 and October 29, 2005 respectively. The tax benefit associated with stock options exercised was $2.8 million and $0.4 million for the thirteen-week periods and $6.2 million and $0.7 million for the thirty-nine-week periods ended October 28, 2006 and October 29, 2005, respectively.

The following table summarizes nonvested stock option activity for the thirty-nine week period ended October 28, 2006 under the current and prior plans:

	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 28, 2006	1,276,979	$10
Granted	206,500	15
Vested	(482,457)	9
Forfeited	(45,543)	12
Nonvested at October 28, 2006	955,478	$12

The weighted-average fair value of stock options granted for the thirty-nine week periods ended October 28, 2006 and October 29, 2005 was $15.15 and $10.67, respectively. The total grant date fair value of stock options vested during the thirty-nine week periods ended October 28, 2006 and October 29, 2005 was $4.4 million and $3.2 million, respectively. As of October 28, 2006, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $7.0 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.

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

Prior to the adoption of SFAS 123R, expense for stock performance awards was recognized based upon the intrinsic value of the awards and the anticipated number of shares to be awarded, and was adjusted to reflect the quoted market price of the Company’s common stock at the end of each period. Expense for stock performance awards is now recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded, on a straight-line basis over the three-year service period. The fair value of the stock performance awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding stock performance awards for 268,250 shares at a target level, as of October 28, 2006, which may result in the issuance of up to 536,500 shares at the end of the service periods. The Company recognized expense related to stock performance awards of $0.8 million and $0.1 million for the thirteen-week periods and $2.6 million and $0.8 million for the thirty-nine week periods ended October 28, 2006 and October 29, 2005, respectively.

The following table summarizes stock performance activity for the thirty-nine week period ended October 28, 2006 under our incentive compensation plans:

	Number of Nonvested Stock Performance Awards at Target Level	Number of Nonvested Stock Performance Awards at Maximum Level	Weighted-Average Grant Date Fair Value
Nonvested at January 28, 2006	134,250	268,500	$22
Granted	166,250	332,500	32
Vested	-	-	-
Forfeited	(32,250)	(64,500)	29
Nonvested at October 28, 2006	268,250	536,500	$26

The weighted-average fair value of stock performance awards granted for the thirty-nine week periods ended October 28, 2006 and October 29, 2005 was $32 and $23, respectively. No stock performance awards vested during either of the thirty-nine week periods ended October 28, 2006 and October 29, 2005. As of October 28, 2006, the total remaining unrecognized compensation cost related to nonvested stock performance awards amounted to $5.8 million, based on the anticipated number of shares to be awarded, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.

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

The following table summarizes restricted stock activity for the thirty-nine week period ended October 28, 2006 under our incentive compensation plans:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 28, 2006	272,250	$16
Granted	190,250	32
Vested	(50,250)	12
Forfeited	(35,625)	27
Fractional shares repurchased as a result of stock split	(11)	22
Nonvested at October 28, 2006	376,614	$23

For the thirteen-week periods ended October 28, 2006 and October 29, 2005, restricted shares granted were 19,000 and 0, respectively, and restricted shares terminated were 27,375 and 2,625, respectively. The weighted-average fair value of restricted stock awards granted for the thirteen-week periods ended October 28, 2006 and October 29, 2005 was $32 and $0, respectively. The total grant date fair value of restricted stock awards vested during the thirteen-week periods ended October 28, 2006 and October 29, 2005 was $0.6 million and $0, respectively.

Compensation expense related to restricted shares was $0.3 million and $0.2 million for the thirteen-week periods and $1.2 million and $0.7 million for the thirty-nine-week periods ended October 28, 2006 and October 29, 2005, respectively. As of October 28, 2006, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $8.8 million, which will be amortized over the weighted-average remaining requisite service period of 3.6 years.

Note 10.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit plan cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost	$1,976	$1,656	$-	$-
Interest cost	2,547	2,277	63	65
Expected return on assets	(4,301)	(3,947)	--	-
Curtailment loss	-	18	-	-
Settlement loss	-	71	-	-
Special termination benefits	1,400	-	-	-
Amortization of:
Actuarial loss (gain)	139	111	(2)	(15)
Prior service costs	87	100	-	-
Net transition assets	(47)	(48)	-	-
Total net periodic benefit cost	$1,801	$238	$61	$50

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost	$5,927	$4,844	$-	$-
Interest cost	7,640	6,844	188	195
Expected return on assets	(12,901)	(11,817)	-	--
Curtailment loss	--	18	-	-
Settlement loss	-	71	-	-
Special termination benefits	1,400	-	-	-
Amortization of:
Actuarial loss (gain)	417	371	(7)	(45)
Prior service costs	261	300	-	-
Net transition assets	(140)	(140)	-	-
Total net periodic benefit cost	$2,604	$491	$181	$150

Note 11.	Debt

Brown Shoe Company, Inc. has a Revolving Credit Agreement (the “Agreement”) that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base, and is guaranteed by certain of its subsidiaries. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures in 2009, and the Company’s obligations are secured by its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. At October 28, 2006 the Company had $20.5 million of borrowings outstanding and $13.0 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $314.2 million at October 28, 2006.

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

Note 12.	Related Party Transactions

During the third quarter, the Company engaged OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of Ogilvy. The Company has incurred charges of $0.3 million with Ogilvy during the third quarter of 2006, which are reflected as a component of selling and administrative expenses on the condensed consolidated statements of earnings and as a component of accrued expenses on the condensed consolidated balance sheets.

Note 13.	Commitments and Contingencies

Environmental Remediation
The Company is involved in environmental remediation and ongoing compliance activities at several of its former manufacturing sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (also known as the Redfield site) and residential neighborhoods adjacent to and near the property that have been affected by solvents previously used at the facility. During the first nine months of 2006, the Company recorded $0.3 million of expense related to this remediation. The anticipated future cost of remediation activities at October 28, 2006, is $4.8 million and is included within accrued expenses and other noncurrent liabilities. While management has recorded its best estimate of loss, the ultimate cost to the Company may vary. The cumulative remediation costs incurred through October 28, 2006, are $17.7 million. As discussed further below, a portion of these costs has been recovered from insurers.

The Company has completed its remediation efforts at its closed New York tannery and two landfill sites related to that operation. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 18 years. The Company had an accrued liability of $2.1 million at October 28, 2006, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.3 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.3 million in aggregate thereafter related to these sites.

In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills.

Environmental expenditures relating to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated and are evaluated independently of any future claims recovery. Generally the timing of these accruals coincides with completion of a feasibility study or the Company’s commitment to a formal plan of action. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, except in situations requiring only continuing maintenance and monitoring. Based on information currently available, the Company had an accrued liability of $7.3 million as of October 28, 2006, for the cleanup, maintenance and monitoring at all sites. Of the $7.3 million liability, $1.0 million is included in accrued expenses, and $6.3 million is included in other noncurrent liabilities in the consolidated balance sheet. The ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

In connection with the Redfield environmental remediation and class action litigation discussed above, the Company sued a number of its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. During the second quarter of 2006, we reached agreements with certain of those insurers to resolve our coverage claims arising out of the Redfield site and recorded income related to these recoveries of $7.3 million, net of related legal fees, as a reduction of selling and administrative expenses. The Company continues to pursue recovery of additional remediation, defense costs and other damages from other insurers, but is unable to estimate the ultimate recovery from those insurers.

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

The Company is contingently liable for lease commitment guarantees of approximately $3.7 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitment guarantees, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(1,174)	$18,110	$30,576	$-	$47,512
Receivables	79,884	9,269	37,857	-	127,010
Inventories	74,763	340,657	21,699	(3,192)	433,927
Prepaid expenses and other current assets	7,754	8,231	1,578	300	17,863
Total current assets	161,227	376,267	91,710	(2,892)	626,312
Other assets	268,704	32,028	2,066	-	302,798
Property and equipment, net	15,216	107,996	3,203	-	126,415
Investment in subsidiaries	544,527	38,842	-	(583,369)	-
Total assets	$989,674	$555,133	$96,979	$(586,261)	$1,055,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$20,500	$-	$-	$-	$20,500
Trade accounts payable	20,280	89,710	43,317	-	153,307
Accrued expenses	71,164	59,002	9,064	33	139,263
Income taxes	4,111	731	2,004	(1,624)	5,222
Total current liabilities	116,055	149,443	54,385	(1,591)	318,292
Other Liabilities
Long-term debt	150,000	--	-	-	150,000
Other liabilities	58,101	29,346	(7)	-	87,440
Intercompany (receivable) payable	165,725	(167,613)	3,189	(1,301)	-
Total other liabilities	373,826	(138,267)	3,182	(1,301)	237,440
Shareholders’ equity	499,793	543,957	39,412	(583,369)	499,793
Total liabilities and shareholders’ equity	$989,674	$555,133	$96,979	$(586,261)	$1,055,525

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$510,729	$1,139,758	322,446	$(141,264)	$1,831,669
Cost of goods sold	378,903	611,685	265,344	(141,264)	1,114,668
Gross profit	131,826	528,073	57,102	-	717,001
Selling and administrative expenses	141,134	456,491	32,500	-	630,125
Equity in (earnings) of subsidiaries	(64,071)	(23,736)	-	87,807	-
Operating earnings	54,763	95,318	24,602	(87,807)	86,876
Interest expense	(13,247)	(9)	(35)	-	(13,291)
Interest income	539	345	602	-	1,486
Intercompany interest income (expense)	3,711	(4,928)	1,217	-	-
Earnings before income taxes	45,766	90,726	26,386	(87,807)	75,071
Income tax benefit (provision)	6,363	(26,659)	(2,646)	-	(22,942)
Net earnings (loss)	$52,129	$64,067	$23,740	$(87,807)	$52,129

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THRITY-NINE WEEKS ENDED OCTOBER 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$19,953	$50,459	$24,592	$174	$95,178

Investing activities
Acquisition cost, net of cash received	(22,700)	-	-	-	(22,700)
Capital expenditures	(1,431)	(35,816)	(260)	-	(37,507)
Net cash used by investing activities	(24,131)	(35,816)	(260)	-	(60,207)

Financing activities
Decrease in borrowings under revolving credit agreement	(29,500)	-	-	-	(29,500)
Proceeds from stock options exercised	7,874	-	-	-	7,874
Tax benefit related to share-based plans	6,568	-	-	-	6,568
Dividends paid	(6,842)	-	-	-	(6,842)
Intercompany financing	11,567	(11,394)	1	(174)	-
Net cash (used) provided by financing activities	(10,333)	(11,394)	1	(174)	(21,900)
Effect of exchange rate changes on cash	-	295	(142)	-	153

Increase (decrease) in cash and cash equivalents	(14,511)	3,544	24,191	-	13,224
Cash and cash equivalents at beginning of period	13,337	14,566	6,385	-	34,288
Cash and cash equivalents at end of period	$(1,174)	$18,110	$30,576	$-	$47,512

CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 29, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(1,014)	$13,125	$35,996	$-	$48,107
Receivables	75,554	16,634	28,577	-	120,765
Inventories	85,073	338,044	10,160	(4,130)	429,147
Prepaid expenses and other current assets	6,175	16,820	882	827	24,704
Total current assets	165,788	384,623	75,615	(3,303)	622,723
Other assets	243,929	28,356	1,963	-	274,248
Property and equipment, net	17,395	95,212	3,460	-	116,067
Investment in subsidiaries	453,223	47,891	-	(501,114)	-
Total assets	$880,335	$556,082	$81,038	$(504,417)	$1,013,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$67,500	$-	$-	$-	$67,500
Trade accounts payable	16,799	81,073	27,670	-	125,542
Accrued expenses	62,386	55,404	6,250	2,196	126,236
Income taxes	(2,777)	5,271	2,985	(1,391)	4,088
Total current liabilities	143,908	141,748	36,905	805	323,366
Other Liabilities
Long-term debt	200,000	-	-	-	200,000
Other liabilities	42,591	28,431	(31)	-	70,991
Intercompany payable (receivable)	75,155	(70,398)	(649)	(4,108)	-
Total other liabilities	317,746	(41,967)	(680)	(4,108)	270,991
Shareholders’ equity	418,681	456,301	44,813	(501,114)	418,681
Total liabilities and shareholders’ equity	$880,335	$556,082	$81,038	$(504,417)	$1,013,038

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$400,665	$1,182,862	$238,126	$(129,214)	$1,692,439
Cost of goods sold	295,060	669,250	191,638	(129,214)	1,026,734
Gross profit	105,605	513,612	46,488	-	665,705
Selling and administrative expenses	98,857	476,383	25,228	-	600,468
Equity in (earnings) of subsidiaries	(39,160)	(19,428)	-	58,588	-
Operating earnings	45,908	56,657	21,260	(58,588)	65,237
Interest expense	(13,809)	-	(36)	-	(13,845)
Interest income	15	89	795	-	899
Intercompany interest income (expense)	4,041	(4,945)	904	-	-
Earnings before income taxes	36,155	51,801	22,923	(58,588)	52,291
Income tax provision	(8,521)	(13,233)	(2,903)	-	(24,657)
Net earnings (loss)	$27,634	$38,568	$20,020	$(58,588)	$27,634

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$30,597	$33,920	$17,169	$228	$81,914

Investing activities
Acquisition cost, net of cash received	(206,026)	-	-	-	(206,026)
Capital expenditures	(1,444)	(24,690)	(380)	-	(26,514)
Other	531	-	-	-	531
Net cash used by investing activities	(206,939)	(24,690)	(380)	-	(232,009)

Financing activities
Decrease in borrowings under revolving credit agreement	(24,500)	-	-	-	(24,500)
Proceeds from the issuance of Senior Notes	150,000	-	-	-	150,000
Debt issuance costs	(4,733)	-	-	-	(4,733)
Proceeds from stock options exercised	2,061	-	-	-	2,061
Tax benefit related to share-based plans	864	-	-	-	864
Dividends (paid) received	(5,507)	60,464	(60,464)	-	(5,507)
Intercompany financing	60,800	(67,053)	6,481	(228)	-
Net cash provided (used) by financing activities	178,985	(6,589)	(53,983)	(228)	118,185
Effect of exchange rate changes on cash	-	579	(10)	-	569

Increase (decrease) in cash and cash equivalents	2,643	3,220	(37,204)	-	(31,341)
Cash and cash equivalents at beginning of period	(3,657)	9,905	73,200	-	79,448
Cash and cash equivalents at end of period	$(1,014)	$13,125	$35,996	$-	$48,107

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our results for the third quarter of 2006 were very strong, resulting in net earnings which were a record for any quarter. Our Famous Footwear chain had a very successful back-to-school selling season. Our Specialty Retail division, led by significantly improved results in our Naturalizer stores in the U.S. and Canada, achieved an operating profit of $1.0 million in the quarter. Our Wholesale division provided solid results. The following is a summary of the financial highlights for the third quarter:

•
Consolidated net sales rose 9.6% to $676.8 million for the third quarter of fiscal 2006, as compared to $617.7 million for the third quarter of last year, driven by higher sales in both our Famous Footwear and Wholesale Operations segments.

•	Operating earnings increased 33.8% to $42.0 million in the third quarter of 2006 compared to $31.4 million in the third quarter of 2005.

•	Net earnings were $26.9 million, or $0.93 per diluted share, for the third quarter compared to $19.8 million, or $0.70 per diluted share, for the third quarter of last year.

Following is a summary of the significant factors affecting the comparability of our financial results for the third quarter of 2006 as compared to the third quarter of 2005:

•
During the third quarter of 2006, we incurred incremental operating losses of approximately $2.3 million ($1.4 million on an after-tax basis), or $0.04 per diluted share, related to the planned exit of the Bass business.

•	During the third quarter of 2006, we incurred a charge of $3.7 million ($2.3 million on an after-tax basis), or $0.08 per diluted share, related to an executive early retirement agreement.

•
At the beginning of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. In 2005 and prior years, no compensation cost was recognized for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. During the third quarter of 2006, we recognized $1.2 million ($1.1 million on an after-tax basis), or $0.04 per diluted share, of share-based compensation related to stock options. See Note 9 of the condensed consolidated financial statements for additional information related to share-based compensation and the impact of adopting SFAS 123R.

•
During the third quarter of 2005, we recorded charges of $5.2 million ($3.2 million on an after-tax basis, or $0.11 per diluted share) related to our initiative to strengthen our flagship Naturalizer brand by closing underperforming retail stores and consolidating and streamlining certain retail and wholesale functions.

Following is a summary of our operating results in the third quarter of 2006 and the status of our balance sheet:

•
Famous Footwear’s net sales increased 11.7% to $366.3 million in the third quarter compared to $328.1 million last year, reflecting a strong back-to-school selling season and a higher store count. Same-store sales increased 8.2%. Operating earnings increased 51.1% to $39.6 million in the third quarter compared to $26.2 million in the third quarter of the prior year. The division experienced increased customer traffic, higher average unit retail sales and pairs per transaction.

•
Our Wholesale Operations segment’s sales increased 7.0% to $242.3 million in the third quarter compared to $226.5 million last year. The division experienced higher sales in most major brands, with the exception of Bass, Carlos by Carlos Santana, and Via Spiga footwear. Operating earnings increased in the third quarter to $20.0 million compared to $19.2 million in the third quarter last year due to higher sales in the quarter, partially offset by an operating loss in our Bass division. We recently announced that we are exiting the Bass business at the end of 2006, and we incurred incremental costs associated with the exit of $2.3 million ($1.4 million on an after-tax basis), or $0.04 per diluted share, during the third quarter of 2006.

•
Our Specialty Retail segment experienced an 8.0% increase in net sales to $68.2 million in the third quarter, compared to $63.1 million in the third quarter of last year, due to growth in our Shoes.com business, and a same-store sales increase of 6.0% at our Naturalizer and other specialty stores in the quarter. We had operating earnings of $1.0 million in the third quarter compared to an operating loss of $7.0 million in the third quarter of the prior year. This improvement is primarily a result of the closure of 95 underperforming Naturalizer retail stores in 2005, which resulted in a more productive store base in 2006, and the impact of the charges incurred of $5.2 million related to this initiative that were recorded in the third quarter of 2005.

•
Inventories at quarter-end were $433.9 million, up slightly from $429.1 million last year. Our current ratio, the relationship of current assets to current liabilities, increased to 1.97 to 1 compared to 1.75 to 1 at January 28, 2006, and 1.93 to 1 at October 29, 2005. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity decreased to 25.4% at the end of the quarter from 39.0% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement and increased shareholders’ equity.

Recent Developments

Appointment of Chief Financial Officer
Mark E. Hood was appointed as the Company’s Senior Vice President and Chief Financial Officer effective October 30, 2006. Mr. Hood replaced Andrew M. Rosen, who retired from his executive position effective October 28, 2006. Mr. Rosen continues to serve as a senior advisor to the Company pursuant to the terms of an Early Retirement Agreement.

Strategic Earnings Enhancement Program
In the second quarter of 2006, we initiated a strategic earnings enhancement program designed to increase earnings through cost reductions and efficiency initiatives and reallocating resources and investment to drive consumer preference. Key elements of the plan include: i) restructuring administrative and support areas; ii) redesigning logistics and distribution platforms; iii) reorganizing to eliminate operational redundancies; iv) realigning strategic priorities; and v) refining the supply chain process and enhancing inventory utilization.

More specifically, we determined early in the fourth quarter that we will be closing our Needham, Massachusetts office and consolidating those operations into our existing New York City facilities; closing our Dover, New Hampshire distribution center; and outsourcing our Canadian wholesale business to a third-party operator. We believe these changes will improve the efficiency of operations and by locating the Bennett team in New York (re-named Brown New York), they will be better integrated with our product development teams and improve the style and quality of the Franco Sarto and Via Spiga brands.

At the same time, we are in the early stages of developing these earnings improvement initiatives, and we will update costs and savings estimates as these initiatives are developed.

These initiatives are not expected to generate a material amount of savings in 2006. We currently estimate that these initiatives will generate after-tax savings of $10-$12 million in 2007 with continuing annual after-tax savings of approximately $17-$20 million, beginning in 2008. The costs to implement these programs are estimated to be in the range of $21-$23 million, after-tax, with these costs incurred in the remainder of 2006 and in 2007. The estimates of costs and savings related to these initiatives are preliminary and differences may arise between these estimates and actual costs and savings. We incurred charges of $2.0 million ($1.2 million on an after-tax basis), or $0.04 per diluted share, in the second quarter of 2006, related to this program. No costs were incurred in the third quarter of 2006.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 28, 2006		October 29, 2005		October 28, 2006		October 29, 2005
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$676.8	100.0%	$617.7	100.0%	$1,831.7	100.0%	$1,692.4	100.0%
Cost of goods sold	406.8	60.1%	378.2	61.2%	1,114.7	60.9%	1,026.7	60.7%
Gross profit	270.0	39.9%	239.5	38.8%	717.0	39.1%	665.7	39.3%
Selling and administrative expenses	228.0	33.7%	208.1	33.7%	630.1	34.4%	600.5	35.4%
Operating earnings	42.0	6.2%	31.4	5.1%	86.9	4.7%	65.2	3.9%
Interest expense	(4.3)	(0.6)%	(5.3)	(0.9)%	(13.3)	(0.7)%	(13.8)	(0.8)%
Interest income	0.7	0.1%	0.3	0.1%	1.5	0.1%	0.9	0.0%
Earnings before income taxes	38.4	5.7%	26.4	4.3%	75.1	4.1%	52.3	3.1%
Income tax provision	(11.5)	(1.7)%	(6.6)	(1.1)%	(23.0)	(1.3)%	(24.7)	(1.5)%
Net earnings	$26.9	4.0%	$19.8	3.2%	$52.1	2.8%	$27.6	1.6%

Net Sales
Net sales increased $59.1 million, or 9.6%, to $676.8 million in the third quarter of 2006 as compared to $617.7 million in the third quarter of the prior year. Famous Footwear’s sales increased by $38.2 million over the year-ago quarter, reflecting the strong back-to-school selling season, an 8.2% same-store sales increase and a higher store count in the current period. Our Wholesale Operations segment also experienced higher sales, as all of its major brands had higher sales than last year, with the exception of Bass, Carlos by Carlos Santana, and Via Spiga footwear. Our Specialty Retail segment also improved sales as a result of higher sales at our e-commerce subsidiary, Shoes.com, and a same-store sales gain of 6.0% in our stores.

Net sales increased $139.3 million, or 8.2%, to $1,831.7 million in the first nine months of 2006 as compared to $1,692.4 million in the first nine months of the prior year. The acquired Bennett business contributed $61.3 million of the increase during the first nine months accounting for approximately 44.0% of the increase. The remaining increase is primarily attributable to strength in our Famous Footwear division. Famous Footwear’s sales increased by $58.3 million over the year-ago, reflecting a strong back-to-school selling season, a same-store sales gain of 3.5% and additional stores in the current period. Our Wholesale Operations, excluding Bennett, increased $9.9 million, as most of our major brands were higher than prior year, with the exception of the Bass. We previously announced that we are exiting the Bass business at the end of 2006. Our Specialty Retail segment increased sales by $9.8 million, reflecting higher sales at our e-commerce subsidiary, partially offset by a decline at our Naturalizer stores, due to the lower store count, as we closed 95 underperforming retail stores in 2005.

Gross Profit
Gross profit increased $30.5 million, or 12.8%, to $270.0 million for the third quarter of 2006 as compared to $239.5 million in the third quarter of the prior year. The increase in gross profit is primarily the result of higher net sales. As a percent of net sales, our gross profit rate increased to 39.9% in the third quarter from 38.8% in the third quarter of the prior year, driven by higher margin rates in our retail divisions. Both Famous Footwear and Specialty Retail experienced higher gross profit rates as we benefited from the strong selling season and well positioned inventory.

Gross profit increased $51.3 million, or 7.7%, to $717.0 million for the first nine months of 2006 as compared to $665.7 million in the first nine months of the prior year. As a percent of net sales, our gross profit rate decreased to 39.1% in the first nine months from 39.3% in the first nine months of the prior year, driven by lower margin rates in our Wholesale Operations segment, primarily in our Bass, Franco Sarto and Via Spiga brands. Both Famous Footwear and Specialty Retail experienced higher gross profit rates as we benefited from the strong selling season and a better positioned store base, as our Specialty Retail division benefited from the closure of underperforming stores in the prior year.

Selling and Administrative Expenses
Selling and administrative expenses increased $19.9 million, or 9.6%, to $228.0 million for the third quarter as compared to $208.1 million in the third quarter of the prior year. However, as a percentage of sales, selling and administrative expenses of 33.7% are equal to last year’s third quarter. As discussed further in the Famous Footwear section, we achieved better leveraging of our expense base as a result of the higher sales. The following are some additional factors impacting the comparison of selling and administrative expenses for the third quarter:

•	Decrease of $4.3 million related to expenses recorded in the third quarter of 2005 related to our initiative to close underperforming retail stores and consolidate certain administrative functions.
•	Increase of $3.7 million in the third quarter of 2006 related to an executive early retirement agreement.
•	Increase of $3.4 million in the third quarter of 2006 for cash-based employee incentive compensation as a result of our financial performance relative to prior year and targeted levels.
•	Increase of $1.2 million in the third quarter of 2006 for share-based compensation expense related to stock options, as required by SFAS 123R, which was adopted at the beginning of the fiscal year.

Selling and administrative expenses increased $29.6 million, or 4.9%, to $630.1 million for the first nine months as compared to $600.5 million in the first nine months of the prior year. The following are some of the more significant factors impacting the comparison of selling and administrative expenses for the first nine months:

•
Increase of $11.6 million related to Bennett. The majority of this increase is due to the inclusion of Bennett’s selling and administrative expenses, including the amortization of intangible assets, for the entire period in 2006 and only the period since acquisition (April 22, 2005) in the prior year.

•
Decrease of $7.3 million related to agreements reached with certain insurance carriers to reimburse us for past environmental remediation costs, net of related legal fees, which were recorded as reductions to selling and administrative expenses in the second quarter of 2006.

•
Decrease of $7.0 million related to the non-recurrence of expenses recorded in the first nine months of 2005 related to our initiative to close underperforming Naturalizer stores and consolidate certain administrative functions.

•	Increase of $3.7 million in the third quarter of 2006 related to an executive early retirement agreement.
•	Increase of $3.6 million in the first nine months of 2006 for cash-based employee incentive compensation as a result of our financial performance relative to prior year and targeted levels.
•	Increase of $3.5 million for share-based compensation expense related to stock options in 2006, as required by SFAS 123R, which was adopted at the beginning of the fiscal year.
•	Increase of $2.0 million for costs related to our earnings enhancement program in 2006.

As a percentage of sales, selling and administrative expenses have decreased to 34.4% for the first nine months of 2006 from 35.5%, due to the impact of the factors listed above and overall better leveraging of our expenses over a higher sales base.

Interest Expense
Interest expense decreased $1.0 million to $4.3 million in the third quarter as compared to $5.3 million in the third quarter of the prior year. The decrease in interest expense is a result of the lower average borrowings under our revolving credit facility.

Interest expense decreased $0.5 million to $13.3 million in the first nine months as compared to $13.8 million in the first nine months of the prior year. The decrease in interest expense is a result of the lower average borrowings under our revolving credit facility and the non-recurrence of a bridge loan fee incurred in 2005 related to the Bennett acquisition. These factors are partially offset by a full nine months of interest expense in 2006 for the $150 million 8.75% senior notes that we issued in April, 2005 to fund a portion of the Bennett acquisition.

Income Tax Provision
Our consolidated effective tax rate was 29.8% in the third quarter of 2006 as compared to 25.0% in the third quarter of the prior year. The increase is primarily attributable to a higher mix of retail earnings, which are taxed at higher rates. The increase is also due, in part, to the recognition of stock option expense in net earnings in 2006, as required by SFAS No. 123R, the majority of which is for incentive stock options, which are not deductible for tax purposes.

Our consolidated effective tax rate was 30.6% in the first nine months of 2006 as compared to 47.2% in the first nine months of the prior year. In 2005, our income tax provision included $9.6 million of incremental tax expense related to our repatriation of $60.5 million of previously untaxed earnings from our foreign subsidiaries in the first quarter of 2005. Excluding the tax on the repatriation, the effective tax rate was 28.9% in the first nine months of 2005. Our current year rate for the first nine months of 2006 is higher than the prior year rate, excluding the repatriation charge, due to a higher anticipated mix of retail earnings, which are taxed at higher rates, partially offset by a current year reduction in the Canadian statutory rates.

Net Earnings
Net earnings increased $7.1 million, or 36.1%, to $26.9 million in the third quarter as compared to $19.8 million in the third quarter of the prior year. The increase in net earnings is primarily attributable to the strong back-to-school selling season and the sales growth experienced in our retail divisions. The following are some significant other factors impacting the comparison of net earnings for the third quarter:

•	Increase of $3.2 million (after-tax) related to the non-recurrence of expenses incurred in 2005 to close underperforming Naturalizer stores and consolidate certain administrative functions.
•	Decrease of $2.3 million (after-tax) in the third quarter of 2006 related to charges for an executive early retirement agreement.
•	Decrease of $1.4 million (after-tax) related to charges in 2006 for our planned exit of the Bass business.
•	Decrease of $1.1 million (after-tax) for 2006 share-based compensation expense related to stock options.

Net earnings increased $24.5 million, or 88.6%, to $52.1 million in the first nine months as compared to $27.6 million in the first nine months of the prior year. The increase in net earnings is primarily attributable to the strong back-to-school selling season and the sales growth experienced in our retail divisions. The following are some significant other factors impacting the comparison of net earnings for the first nine months:

•	Increase of $9.6 million related to the non-recurrence of tax expense on the repatriation of foreign earnings in the first quarter of 2005.
•	Increase of $5.0 million (after-tax) related to expenses incurred in 2005 to close underperforming Naturalizer stores and consolidate certain administrative functions.
•
Increase of $4.4 million (after-tax), net of related legal fees, for agreements reached with certain insurance carriers to reimburse past environmental remediation costs, which was recorded in the second quarter of 2006.

•	Decrease of $3.1 million (after-tax) for share-based compensation expense in 2006 related to stock options, as required by SFAS No 123(R).
•	Decrease of $2.3 million (after-tax) in the third quarter of 2006 related to charges for an executive early retirement agreement.
•	Decrease of $1.4 million (after-tax) related to charges in 2006 for our planned exit of the Bass business.
•	Decrease of $1.2 million (after-tax) related to our expenses for our earnings enhancement program recorded in 2006.
•	Increase of $0.6 million (after-tax) related to a bridge loan fee recorded in 2005 in connection with the financing for the Bennett acquisition.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 28, 2006		October 29, 2005		October 28, 2006		October 29, 2005
($ millions, except salesper square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$366.3	100.0%	$328.1	100.0%	$961.3	100.0%	$903.0	100.0%
Cost of goods sold	199.1	54.4%	183.6	56.0%	530.7	55.2%	503.6	55.8%
Gross profit	167.2	45.6%	144.5	44.0%	430.6	44.8%	399.4	44.2%
Selling and administrative expenses	127.6	34.8%	118.3	36.1%	363.2	37.8%	347.4	38.5%
Operating earnings	$39.6	10.8%	$26.2	7.9%	$67.4	7.0%	$52.0	5.7%

Key Metrics
Same-store sales % change	8.2%		2.1%		3.5%		1.9%
Same-store sales $ change	$25.7		$6.1		$30.8		$15.7
Sales change from new and closed stores, net	$12.5		$10.3		$27.5		$33.7

Sales per square foot	$54		50		$142		$138
Square footage (thousand sq. ft.)	6,819		6,603		6,819		6,603

Stores opened	26		23		64		58
Stores closed	10		13		38		34
Ending stores	979		943		979		943

Net Sales
Net sales increased $38.2 million, or 11.7%, to $366.3 million in the third quarter of 2006 as compared to $328.1 million in the third quarter of the prior year. This increase is attributable to the strong back-to-school season, an 8.2% same-store sales gain and a higher store count. The ratio of customers making purchases increased, as well as the number of pairs per transaction and the average unit retail prices. Famous Footwear benefited from sales improvements in virtually all footwear categories. During the third quarter of 2006, we opened 26 new stores and closed 10, resulting in 979 stores at the end of the third quarter as compared to 943 at the end of the third quarter of the prior year. Sales per square foot increased to $54, up a year ago from $50.

Net sales increased $58.3 million, or 6.5%, to $961.3 million in the first nine months of 2006 as compared to $903.0 million in the first nine months of the prior year. This increase is attributable to the strong back-to-school selling season, the same-store sales increase of 3.5% and the higher store count. During the first nine months of 2006, we opened 64 new stores and closed 38, resulting in 979 stores at the end of the first nine months as compared to 943 at the end of the first nine months of the prior year. Sales per square foot were $142, slightly higher than a year ago.

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

Gross Profit
Gross profit increased $22.7 million, or 15.7%, to $167.2 million in the third quarter of 2006 as compared to $144.5 million in the third quarter of the prior year. The increase reflects both a volume and a rate increase. The volume increase is due to the higher sales during the back-to-school season and a higher store count. As a percent of sales, our gross profit rate was 45.6% in the third quarter of 2006, up from 44.0% in the third quarter of the prior year. The improvement in the rate was due to a fresher inventory base prior to the back-to-school season. Inventory was more current and therefore, lower markdowns were necessary to sell through the inventory. In addition, after realigning our corporate structure in the third quarter of 2006, the Company recognized $1.0 million of income related to our initial recognition of gift card breakage (i.e. gift cards sold where the likelihood of redemption by the customer is remote). We will continue to recognize income from gift card breakage in the future. However, the amount of income recognized in future quarters will be less than the amount recognized in the third quarter of 2006.

Gross profit increased $31.2 million, or 7.8%, to $430.6 million in the first nine months of 2006 as compared to $399.4 million in the first nine months of the prior year. The increase in the gross profit is due to the same factors as those described above for the third quarter. As a percentage of net sales, the gross profit rate of 44.8% increased from 44.2% for the first nine months of the prior year.

Selling and Administrative Expenses
Selling and administrative expenses increased $9.3 million, or 7.9%, to $127.6 million for the third quarter of 2006 as compared to $118.3 million in the third quarter of the prior year. This increase is primarily attributable to the higher sales volume and a higher store count resulting in higher retail facilities and selling costs. In addition, the division recognized higher bonus expense, which is based on financial performance, and $0.2 million of expense related to stock options in 2006, as required by SFAS 123R, with no stock option expense recorded in the prior year. As a percentage of net sales, selling and administrative costs have decreased to 34.8% from 36.1% last year.

Selling and administrative expenses increased $15.8 million, or 4.6%, to $363.2 million for the first nine months of 2006 as compared to $347.4 million in the first nine months of the prior year. This increase is primarily attributable to the higher sales, the higher store count, higher bonus expense and $0.6 million of stock option expense. As a percentage of net sales, selling and administrative costs have decreased to 37.8% from 38.5% last year.

Operating Earnings
Operating earnings increased $13.4 million, or 51.1%, to $39.6 million for the third quarter of 2006 as compared to $26.2 million in the third quarter of the prior year. The increase in operating earnings was due to the higher sales volume resulting from the strong back-to-school selling season, a higher gross profit rate and a better leveraging of the expense base.

Operating earnings increased $15.4 million, or 29.6%, to $67.4 million for the first nine months of 2006 as compared to $52.0 million in the first nine months of the prior year, driven by the higher sales and higher gross profit.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 28, 2006		October 29, 2005		October 28, 2006		October 29, 2005
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$242.3	100.0%	$226.5	100.0%	$686.3	100.0%	$615.1	100.0%
Cost of goods sold	171.2	70.6%	159.3	70.3%	486.3	70.9%	426.4	69.3%
Gross profit	71.1	29.4%	67.2	29.7%	200.0	29.1%	188.7	30.7%
Selling and administrative expenses	51.1	21.1%	48.0	21.2%	146.8	21.3%	135.7	22.1%
Operating earnings	$20.0	8.3%	$19.2	8.5%	$53.2	7.8%	$53.0	8.6%

Key Metrics
Unfilled order position at end of period	$287.7		$298.7

Net Sales
Net sales increased $15.8 million, or 7.0%, to $242.3 million in the third quarter of 2006 as compared to $226.5 million in the third quarter of the prior year. We experienced higher sales in our private label, Children’s, Naturalizer and Dr. Scholl’s product, which were partially offset by declines in our Bass business, which we announced in the second quarter that we are exiting at the end of 2006 due to poor operating performance, and in our Carlos by Carlos Santana and Via Spiga brands.

Net sales increased $71.2 million, or 11.6%, to $686.3 million in the first nine months of 2006 as compared to $615.1 million in the first nine months of the prior year. The increase in sales was driven by the inclusion of the Bennett business, which accounted for $61.3 million of the increase, for the full period in 2006 as compared to a partial period in the first nine months of 2005. In addition, we experienced higher sales in our private label, Dr. Scholl’s and Naturalizer product, but lower sales in our Bass division.

Gross Profit
Gross profit increased $3.9 million, or 5.9%, to $71.1 million in the third quarter of 2006 as compared to $67.2 million in the third quarter of the prior year. As a percentage of net sales, our gross profit rate declined to 29.4% in the third quarter from 29.7% in the third quarter of the prior year. Despite a larger sales base, the gross profit rate is lower due primarily to lower margins on sales of Bass, Franco Sarto and Via Spiga footwear and higher markdowns. In addition, there was a larger mix of mass merchant and private label product sales, which carry a lower gross profit rate than our branded product. However, our Naturalizer division experienced higher gross profit rates as we have implemented a new business model for this brand, which focuses on a continuous flow of smaller quantities of new goods versus large pre-season sell-ins, thereby minimizing markdowns and allowances.

Gross profit increased $11.3 million, or 6.0%, to $200.0 million in the first nine months of 2006 as compared to $188.7 million in the first nine months of the prior year, driven in part by the increase in net sales and the inclusion of Bennett for the entire period in 2006 and only the period since acquisition (April 22, 2005) in the prior year. In addition, as discussed above, we have experienced higher gross profit rates on Naturalizer product due to a new business model. As a percentage of net sales, our gross profit rate declined to 29.1% in the first nine months from 30.7% in the first nine months of the prior year. This decline is attributable to the same factors that affected the third quarter.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.1 million, or 6.6%, to $51.1 million for the third quarter of 2006 as compared to $48.0 million in the third quarter of the prior year. The division recognized $0.6 million of expense related to stock options in 2006, as required by SFAS 123R, with no stock option expense recorded in the prior year. As a percent of sales, selling and administrative expenses decreased from 21.2% last year to 21.1% this year, reflecting better leveraging of the sales base, in particular the Bennett business acquired on April 22, 2005.

Selling and administrative expenses increased $11.1 million, or 8.2%, to $146.8 million for the first nine months of 2006 as compared to $135.7 million in the first nine months of the prior year. The increase is due primarily to the inclusion of Bennett’s selling and administrative expenses, including the amortization of intangible assets, for the entire first nine months of 2006 as compared to a partial year in 2005. The division also recognized $1.7 million of expense related to stock options in 2006. As a percent of sales, selling and administrative expenses decreased from 22.1% last year to 21.3% this year, reflecting better leveraging of the sales base.

Operating Earnings
Operating earnings increased $0.8 million, or 4.1%, to $20.0 million for the third quarter of 2006 as compared to $19.2 million in the third quarter of the prior year. The third quarter of 2006 includes incremental operating losses of $2.3 million related to the planned exit of the Bass business. The improvement in operating earnings is primarily the result of the benefits achieved in the new Naturalizer business model and a better leveraging of the expense base.

Operating earnings increased $0.2 million, or 0.4%, to $53.2 million for the first nine months of 2006 as compared to $53.0 million in the first nine months of the prior year. The increase in operating earnings is due to the same factors listed above that affected the third quarter.

SPECIALTY RETAIL

	Thirteen Weeks Ended					Thirty-nine Weeks Ended
	October 28, 2006			October 29, 2005		October 28, 2006		October 29, 2005
($ millions, except for sales per square foot)			% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results	$
Net sales		68.2	100.0%	$63.1	100.0%	$184.1	100.0%	$174.3	100.0%
Cost of goods sold		36.5	53.5%	35.3	55.9%	97.8	53.1%	96.6	55.4%
Gross profit		31.7	46.5%	27.8	44.1%	86.3	46.9%	77.7	44.6%
Selling and administrative expenses		30.7	45.1%	34.8	55.2%	89.7	48.7%	93.7	53.8%
Operating earnings (loss)		$1.0	1.4%	$(7.0)	(11.1)%	$(3.4)	(1.8)%	$(16.0)	(9.2)%

Key Metrics
Same-store sales % change		6.0%		2.5%		1.4%		1.0%
Same-store sales $ change		$2.6		$1.2		$1.9		$1.3
Sales change from new and closed stores, net		$(5.7)		$2.0		$(13.7)		$3.3
Impact of changes in Canadian exchange rate on sales		$1.1		$1.3		$3.9		$4.2
Increase in sales of e-commerce subsidiary		$7.1		$4.2		$17.7		$10.9

Sales per square foot, excluding e-commerce subsidiary		$102		$83		$275		$244
Square footage (thousand sq. ft.)		507		636		507		636

Stores acquired upon Bennett acquisition		-		-		-		12
Stores opened		1		32		3		37
Stores closed		8		20		19		43
Ending stores		298		381		298		381

Net Sales
Net sales increased $5.1 million, or 8.0%, to $68.2 million in the third quarter of 2006 as compared to $63.1 million in the third quarter of the prior year. Our improvement in net sales was due to growth in sales at our e-commerce subsidiary, a same-store increase of 6.0%, and the favorable impact of the Canadian exchange rate, partially offset by a lower store count. Sales at our e-commerce subsidiary, Shoes.com, Inc., increased $7.1 million, or 82.0%, to $15.8 million in the third quarter compared to $8.7 million in last year’s third quarter. We opened 1 new store and closed 8 during the quarter resulting in 298 stores at the end of the quarter compared to 381 last year. This large decrease reflects the closing of 95 underperforming Naturalizer stores during 2005.

Net sales increased $9.8 million, or 5.6%, to $184.1 million in the first nine months of 2006 as compared to $174.3 million in the first nine months of the prior year. Our improvement in net sales was due to growth in sales at our e-commerce subsidiary, the favorable impact of the Canadian exchange rate, and a same-store increase of 1.4%, partially offset by a lower store count. Sales at Shoes.com increased $17.7 million, or 80.3%, to $39.7 million in the first nine months compared to $22.0 million in last year’s first nine months.

Gross Profit
Gross profit increased $3.9 million, or 13.8%, to $31.7 million in the third quarter of 2006 as compared to $27.8 million in the third quarter of the prior year. The increase in gross profit is due both to the higher sales base and a higher gross profit rate. As a percentage of net sales, our gross profit rate increased to 46.5% in the third quarter from 44.1% in the year ago quarter, reflecting higher gross profit rates in our Naturalizer stores as compared to the prior year, due in part to the closure of 95 underperforming stores in 2005.

Gross profit increased $8.6 million, or 11.1%, to $86.3 million in the first nine months of 2006 as compared to $77.7 million in the first nine months of the prior year. The increase in gross profit is due both to the higher sales base and a higher gross profit rate. As a percentage of net sales, our gross profit rate increased to 46.9% in the first nine months from 44.6% in the first nine months of the prior year, reflecting higher gross profit rates in our Naturalizer stores.

Selling and Administrative Expenses
Selling and administrative expenses decreased $4.1 million, or 11.9%, to $30.7 million for the third quarter of 2006 as compared to $34.8 million in the third quarter of the prior year. The primary reason for this decrease is the inclusion of $4.3 million in the third quarter of the prior year for our initiative to close underperforming Naturalizer retail stores and consolidate certain administrative functions. In addition, the resulting lower store count reduced ongoing retail facilities costs and marketing expense and higher costs at Shoes.com to support the sales growth. The division also recognized $0.1 million of expense related to stock options in 2006. As a percent of sales, selling and administrative expenses decreased from 55.2% last year to 45.1% this year as a result of the above named factors and a more productive store base.

Selling and administrative expenses decreased $4.0 million, or 4.2%, to $89.7 million for the first nine months of 2006 as compared to $93.7 million in the first nine months of the prior year. The primary reason for this decrease is the inclusion of $6.4 million in the second and third quarters of the prior year to close underperforming Naturalizer retail stores and consolidate certain administrative functions. In addition, the resulting lower store count reduced ongoing retail facilities costs and marketing expense. Offsetting the store closing charges, a strengthening Canadian exchange rate had the effect of increasing expenses on a U.S. dollar basis by $1.9 million. In addition, we have incurred higher costs at our Shoes.com business to support the sales growth. The division also recognized $0.2 million of expense related to stock options in 2006. As a percent of sales, selling and administrative expenses decreased from 53.8% last year to 48.7% this year as a result of the above named factors.

Operating Earnings
Specialty Retail had operating earnings of $1.0 million in the third quarter of 2006 as compared to a loss of $7.0 million in the third quarter of the prior year, which included charges of $5.2 million to close stores. The segment improved its operating results as a result of increased sales, strong gross profit rates, and the non-recurrence of the 2005 charge to close underperforming stores.

Specialty Retail’s operating loss decreased to $3.4 million in the first nine months of 2006 as compared to a loss of $16.0 million in the first nine months of the prior year. The segment improved its operating results as a result of increased sales, strong gross profit rates, and the non-recurrence of the 2005 charge of $7.6 million to close underperforming stores.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative and other costs. Unallocated corporate administrative and other costs increased $11.5 million to $18.5 million in the third quarter of 2006 from $7.0 million in the third quarter of the prior year. During the third quarter of 2006, we recorded incremental charges of $3.7 million related to an executive early retirement agreement. In addition, we have incurred higher legal fees related to pending litigation, as well as higher costs for recruiting, charitable contributions and incentive compensation. We also experienced higher share-based incentive compensation costs recorded in the current year, including the impact of adopting SFAS 123R, which resulted in an additional $0.3 million of costs at the corporate level, related to stock options in the third quarter of 2006.

Unallocated corporate administrative and other costs increased $6.6 million to $30.3 million in the first nine months of 2006 as compared to $23.7 million in the first nine months of the prior year. We experienced costs related to our strategic earnings enhancement program, which resulted in a charge of $1.4 million in the first nine months of 2006. We also experienced higher share-based incentive compensation costs recorded in the current year, including the impact of adopting SFAS 123R, which resulted in an additional $1.1 million of costs related to stock options. In addition, we have experienced higher costs related to legal fees, recruiting, and incentive compensation plans, as well as costs related to an early retirement agreement.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	October 28, 2006	October 29, 2005	Increase/ (Decrease)
Borrowings under revolving credit agreement	$20.5	$117.5	$(97.0)
Senior notes	150.0	150.0	--
Total debt	$170.5	$267.5	$(97.0)

Total debt obligations have decreased by $97.0 million, or 36.3%, to $170.5 million at October 28, 2006, as compared to $267.5 million at October 29, 2005. The decrease in total debt obligations is due to the repatriation of cash from our foreign subsidiaries in the last two quarters of 2005 and the associated decline in borrowings under our revolving credit agreement. Interest expense decreased $1.0 million, or 17.4%, to $4.3 million in the third quarter of 2006 from $5.3 million in the third quarter of the prior year, due to lower average borrowings on our revolving credit facility.

To fund a portion of the Bennett acquisition, on April 22, 2005, we issued $150 million of 8.75% senior notes due 2012. The Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under our senior secured credit facility. Interest is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants, including, among other things, restrictions on the payment of dividends, the incurrence of additional indebtedness, the guarantee or pledge of our assets, certain investments, and our ability to merge or consolidate with another entity or sell substantially all of our assets. We are in compliance with all required covenants.

We have a Revolving Credit Agreement that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base. Borrowing availability under the Credit Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Credit Agreement expires in 2009, and our obligations are secured by our accounts receivable and inventory. Borrowings under the Credit Agreement bear interest at a variable rate determined based upon the level of availability under the Credit Agreement. If availability falls below specified levels, we would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Credit Agreement also contains certain other covenants and restrictions, with which we are in compliance.

At October 28, 2006 we had $20.5 million of borrowings outstanding and $13.0 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was approximately $314.2 million at October 28, 2006. We believe that borrowing capacity under the Credit Agreement will be adequate to meet our operational needs and capital expenditure plans for the foreseeable future.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	October 28, 2006	October 29, 2005	Increase/ (Decrease)
Net cash provided (used) by operating activities	$95.2	$81.9	$13.3
Net cash provided (used) by investing activities	(60.2)	(232.0)	171.8
Net cash provided (used) by financing activities	(21.9)	118.2	(140.1)
Effect of exchange rate changes on cash	0.1	0.6	(0.5)
Increase (decrease) in cash and cash equivalents	$13.2	$(31.3)	$44.5

The major variances in cash provided (used) in the table above relate to the acquisition of Bennett in April 2005, which was reflected as an investing activity, and the related issuance of the $150 million senior notes, issued in conjunction with the Bennett acquisition, which was reflected as a financing activity. We have also reduced our borrowings outstanding under our revolving credit facility, as discussed earlier. Further, in 2006, we have received cash benefits related to the proceeds of stock options exercised and the tax benefit for share based plans totaling $14.4 million as compared to $2.9 million in the prior year.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 28, 2006	October 29, 2005	January 28, 2006
Working capital ($ millions)	$308.0	$299.4	$267.4

Current ratio	1.97:1	1.93:1	1.75:1

Total debt as a percentage of total capitalization	25.4%	39.0%	31.5%

Working capital at October 28, 2006 was $308.0 million, which was $40.6 million higher than at January 28, 2006, and $8.6 million higher than at October 29, 2005. Our current ratio, the relationship of current assets to current liabilities, increased to 1.97 to 1 compared to 1.75 to 1 at January 28, 2006, and 1.93 to 1 at October 28, 2005. The increase in the current ratio since January 28, 2006 reflects the seasonal nature of our business, with our third quarter representing our highest seasonal quarter for earnings and cash generation. The current ratio is comparable to that of the prior year’s third quarter. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity decreased to 25.4% at the end of the quarter from 39.0% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement since October 2005. At October 28, 2006, we had $47.5 million of cash and cash equivalents, of which the majority represents cash and cash equivalents of our Canadian and other foreign subsidiaries.

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

As described in Note 6 to the condensed consolidated financial statements, we initiated a strategic earnings enhancement program designed to increase earnings through cost reductions and efficiency initiatives and reallocating resources and investment to drive consumer preference. Key elements of the plan include: i) restructuring administrative and support areas; ii) redesigning logistics and distribution platforms; iii) reorganizing to eliminate operational redundancies; iv) realigning strategic priorities; and v) refining the supply chain process and enhancing inventory utilization. We are in the early stages of developing these earnings improvement initiatives, but estimate that these initiatives will generate a minor amount of after-tax savings in 2006, $10-12 million in 2007 with continuing annual after-tax savings of approximately $17-20 million, beginning in 2008. The costs to implement these programs are estimated to be in the range of $34-$38 million ($21-$23 million on an after-tax basis) with these costs incurred in the second half of 2006 and in 2007. In addition, it is expected that incremental capital costs will be required to implement several of the initiatives, but additional planning is required to estimate the level of such expenditures. We incurred charges of approximately $2.0 million ($1.2 million on an after-tax basis) on a cumulative basis in 2006, related to this program.

As described in Note 13 to the condensed consolidated financial statements, in the second quarter of 2006, we reached agreements with certain insurance carriers to recover environmental remediation costs associated with our Redfield facility and recorded income related to these recoveries, net of related legal expenses, of $7.3 million. We continue to pursue recovery of additional remediation costs from other insurance carriers. However, the amount of such future recoveries and the timing of receipt of such recoveries is not certain.

At the end of fiscal 2006, our license to market Bass footwear expires. As described in the Overview section, we recently announced that we will not renew the license and will accordingly exit this business at the end of 2006. We incurred $2.3 million of incremental operating costs ($1.4 million on an after-tax basis) in the third quarter related to the Bass exit and estimate that we will incur an additional $1.5 million ($0.9 million on an after-tax basis) during the fourth quarter.

We paid dividends of $0.08 and $0.067 per share in the third quarter of 2006 and the third quarter of 2005, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following accounting policy related to gift cards has been added to our critical accounting policies and estimates since the end of the most recent fiscal year. For further information on other critical accounting policies and estimates, see Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2006. No other material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year.

Gift Cards
The Company sells gift cards to its customers in its retail stores and through its web sites. The Company’s gift cards do not have an expiration date or inactivity fees. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage at its Famous Footwear division during the 24 month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings. At this time, the Company only recognizes breakage income for its Famous Footwear division. The Company will recognize gift card breakage at its other divisions once adequate historical data have been accumulated.

During the third quarter of 2006, after realigning our corporate structure, the Company began recognizing gift card breakage income. During the third quarter of 2006, we recognized $1.0 million of gift card breakage income. We will continue to recognize income from gift card breakage for our Famous Footwear division in the future; however, the amount of income recognized in future quarters will be less than the amount recognized in the third quarter of 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company continues to evaluate the impact of adopting FIN 48, but does not expect the impact on its consolidated financial statements to be material.

In September 2006, the FASB issued Statement No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. FAS 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. FAS 158 also requires that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year for determination of funded status. Changes in funded status of a defined benefit postretirement plan will be recognized in comprehensive income in the year which the changes occur. The majority of the provisions of FAS 158 are effective at the end of fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of adopting FAS 158, but anticipates that the adoption of FAS 158 will result in an immaterial balance sheet adjustment at the end of fiscal 2006.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) the preliminary nature of estimates of the costs and benefits of the strategic earnings enhancement plan, which are subject to change as the Company refines these estimates over time; (ii) intense competition within the footwear industry; (iii) rapidly changing consumer demands and fashion trends and purchasing patterns, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (iv) customer concentration and increased consolidation in the retail industry; (v) the Company's ability to successfully implement its strategic earnings enhancement plan; (vi) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (vii) the Company's ability to attract and retain licensors and protect its intellectual property; (viii) the Company's ability to secure leases on favorable terms; (ix) the Company's ability to maintain relationships with current suppliers; and (x) the uncertainties of pending litigation. The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 and the information under the caption “Risk Factors” in Item 1A of this Form 10-Q, which information is incorporated by reference herein. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of October 28, 2006, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

As previously reported, Andrew M. Rosen, Executive Vice President and Chief Financial Officer retired from his executive position effective October 28, 2006. Mr. Rosen continues to serve as a senior advisor to the Company pursuant to the terms of an Early Retirement Agreement. Mark E. Hood has been appointed the Company’s Senior Vice President and Chief Financial Officer effective October 30, 2006. Mr. Rosen’s retirement and Mr. Hood’s appointment are not anticipated to have a significant effect on internal controls over financial reporting.

There have been no other changes in our internal control over financial reporting during the quarter ended October 28, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 13 of the condensed consolidated financial statements and incorporated by reference herein.

ITEM 1A	RISK FACTORS

Changes to our risk factors since the most recent fiscal year end are shown below. No other material changes have occurred since the end of the most recent fiscal year. For further information, see Item 1A of our Annual Report on Form 10-K for the year ended January 28, 2006.

We may be unable to successfully implement our strategic earnings enhancement plan.

As previously announced, we have begun to review and implement strategic initiatives as part of our strategic earnings enhancement plan, with the goal of increasing earnings and reallocating resources and investment to drive consumer preference. If we are not able to implement our strategic earnings enhancement plan effectively by, among other things:

•	restructuring administrative and support areas;
•	redesigning logistics and distribution platforms;
•	eliminating operational redundancies;
•	realigning strategic priorities; and
•	refining the supply chain process and enhancing inventory utilization,

our business and results of operations could be adversely affected.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2006:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

July 30, 2006 - August 26, 2006	185	(2)	$32.60	(2)	-	1,606,650

August 27, 2006 - September 30, 2006	4,314	(2)	32.99	(2)	-	1,606,650

October 1, 2006 - October 28, 2006	-		-		-	1,606,650

Total	4,499	(2)	$32.97	(2)	-	1,606,650
(1)
In May 2000, the Board of Directors authorized a stock repurchase program authorizing the repurchase of up to 3 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 1,393,350 shares have been repurchased and the remaining availability is 1,606,650 shares as of the end of the period. Our repurchases of common stock are limited under our debt agreements.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5	OTHER INFORMATION

As previously reported, Mark E. Hood has been appointed as the Company’s Senior Vice President and Chief Financial Officer effective October 30, 2006. Mr. Hood replaces Andrew M. Rosen, who retired from his executive position effective October 28, 2006. Mr. Rosen continues to serve as a senior advisor to the Company pursuant to the terms of an Early Retirement Agreement.

ITEM 6	EXHIBITS

Exhibit No.
3.1	Certificate of Incorporation of the Company incorporated herein by reference from Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002 and filed June 14, 2002.
3.2	Bylaws of the Company as amended through May 25, 2006, incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K filed May 26, 2006.
10.1*
Early Retirement Agreement dated as of October 9, 2006 by and between Brown Shoe Company, Inc. and Andrew M. Rosen, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K dated October 10, 2006.

10.2*	Severance Agreement, effective October 30, 2006, between the Company and Mark E. Hood, incorporated herein by reference from Exhibit 10.6 to the Company’s Form 8-K dated October 30, 2006.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: December 1, 2006	/s/ Mark E. Hood
Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer