Form 10-K
period 2007-02-03
BROWN SHOE CO INC
filed 2007-04-03
CIK 14707

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

FORM 10-K
United States Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):         Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of July 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $927.9 million.

As of March 3, 2007, 43,301,609 common shares were outstanding, after giving effect to our three-for-two stock split, effected in the form of a dividend on April 2, 2007.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders to be held May 24, 2007, are incorporated by reference into Part III.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

PART I

ITEM 1	BUSINESS
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

During 2006, categories of our consolidated footwear sales were approximately 65% women’s, 24% men’s and 11% children’s. This composition has remained relatively constant over the past few years. Approximately 62% of 2006 footwear sales were made at retail compared to 62% in 2005 and 68% in 2004, with the remaining 38%, 38% and 32% in the respective years representing wholesale sales. See Note 7 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

We had approximately 12,700 full-time and part-time employees as of February 3, 2007. We employed approximately 100 employees engaged in the warehousing of footwear in the United States under a union contract, which will expire in June 2007. In Canada, we employed 24 warehousing employees under a union contract, which expires in October 2007.

On April 22, 2005, we completed the acquisition of Bennett Footwear Holdings, LLC and its subsidiaries. The operating results of Bennett have been included in our financial statements since April 22, 2005. We believe the acquisition of Bennett complements our portfolio of wholesale footwear brands, which are primarily sold in the moderate buying zones, by adding owned and licensed brands that sell primarily in the better and bridge footwear zones at department stores, including Via Spiga, Franco Sarto, Etienne Aigner and Nickels Soft.

Unless the context otherwise requires, “we,” “us,” “our” or “the Company” refers to Brown Shoe Company, Inc. and its subsidiaries.

Recent Developments - Stock Split
On March 7, 2007, our Board of Directors authorized a three-for-two split of our common stock, to be effected in the form of a dividend of one share of stock for every two shares outstanding. The dividend was paid on April 2, 2007 to shareholders of record on March 19, 2007. All share and per share data provided herein gives effect to this stock split, applied retroactively.

RETAIL OPERATIONS
Our retail operations at February 3, 2007, included 1,289 retail shoe stores in the United States and Canada. The number of our retail footwear stores at the end of each of the last three fiscal years is as follows:

	2006	2005	2004
Famous Footwear
Family footwear stores which feature a wide selection of brand-name, value-priced footwear; located in shopping centers, outlet malls and regional malls in the U.S. and Guam; includes stores operated under the Famous Footwear, Factory Brand Shoes, Supermarket of Shoes and Warehouse Shoes names	999	953	919

Specialty Retail
Stores selling women's footwear, primarily Naturalizer, located primarily in regional malls, shopping centers, outlet malls and premier street locations in the U.S. and Canada; includes stores operated under the Naturalizer, Via Spiga, F.X. LaSalle, Franco Sarto and Brown Shoe Closet names	290	314	375
Total	1,289	1,267	1,294

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

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Famous Footwear
Famous Footwear, with 999 stores at the end of 2006 and sales of $1.282 billion in 2006, is America’s largest footwear chain selling branded value-priced footwear for the entire family, based on the number of stores it operates and sales volume compiled by the Company from published information of its direct competitors. Its target customers are women who buy brand-name fashionable shoes at value prices, for themselves and their families. Famous Footwear also operates stores under such names as Factory Brand Shoes, Supermarket of Shoes and Warehouse Shoes. In addition, we operate a FamousFootwear.com site as a Famous Footwear e-tailing store.

Famous Footwear stores feature a wide selection of value-priced brand-name, athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, adidas, K-Swiss, Aerosoles, Converse, Dr. Scholl’s, Reebok, Connie, Life Stride, Steve Madden, and Mudd. We work closely with our vendors to provide our customers with fresh product and, in some cases, product exclusively designed for and available only in our stores.

Famous Footwear stores are located in strip shopping centers, as well as outlet and regional malls in all 50 states and Guam. The breakdown by venue is as follows at the end of each of the last three fiscal years:

	2006	2005	2004
Strip centers	610	566	537
Outlet malls	197	195	196
Regional malls	192	192	186
Total	999	953	919

The stores open at the end of 2006 and 2005 averaged approximately 7,000 square feet. Total square footage at the end of 2006 increased 4.2% to 6.9 million square feet compared to the end of 2005. Plans are to open approximately 110 stores in 2007, while closing 45 stores.

Sales per square foot were $185 in 2006 on a 52-week basis, which is up 2.8% from $180 in 2005. This increase reflects a same-store sales increase of 3.4% in 2006 on a 52-week basis and the closing of low productivity stores. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months.

Famous Footwear relies on merchandise allocation systems and processes that utilize allocation criteria, customer profiles and inventory data in an effort to ensure stores are adequately stocked with products and to differentiate the needs of each store based on location, customer profiles or other factors. With two distribution centers, located in Sun Prairie, Wisconsin, and Lebanon, Tennessee, Famous Footwear’s distribution systems allow for merchandise to be delivered to each store weekly or on a more frequent basis. Famous Footwear also utilizes third-party-owned regional pooled distribution sites across the country. Famous Footwear’s in-store point-of-sale systems provide detailed sales transaction data to the main office in Madison, Wisconsin, for daily analysis and update of the perpetual inventory and product allocation systems. These systems also are used for training employees and communicating between the stores and the main office.

Famous Footwear’s marketing program includes newspaper, radio and television advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the consumer. Marketing and advertising programs are tailored on a region-by-region basis to reach target customers. Famous Footwear utilizes a database-marketing program, which targets and rewards frequent customers with product discounts and other promotions. In addition, we schedule certain advertising campaigns to correspond to regional differences such as the important back-to-school season, which begins at various times throughout the country. In 2006, we spent approximately $43 million to advertise and market Famous Footwear to our target customer and her family, a portion of which is recovered from suppliers.

Specialty Retail

Naturalizer
The Naturalizer retail stores are complementary to and a showcase for our Naturalizer brand of women’s shoes. These stores are designed and merchandised to appeal to the Naturalizer customer, who is style- and comfort-conscious and who seeks quality and value in her footwear selections. The Naturalizer stores offer a selection of women’s footwear styles, including dress, casual, boots and sandals, primarily under the Naturalizer brand. Retail price points typically range from $69 for shoes to $169 for boots.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

At the end of 2006, we operated 131 Naturalizer stores in the United States and 127 stores in Canada. Of the total 258 stores, approximately 70% are located in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. The other 30% of stores are located in outlet malls and average approximately 2,500 square feet in size. Total square footage at the end of 2006 was 417,000 compared to 439,000 in 2005.

In 2006, we opened 3 stores and closed 16, primarily in regional malls. In 2005, we closed a total of 105 Naturalizer stores while opening 18. The closing of underperforming stores in 2005 was part of a major initiative to improve the profitability of the ongoing store base. We are planning to open approximately 10 new Naturalizer stores and close approximately 15 stores in 2007.

Marketing programs for the Naturalizer stores have complemented our Naturalizer brand advertising, building on the brand’s consumer recognition and reinforcing the brand’s added focus on style, comfort and quality. Naturalizer utilizes a database-marketing program, which targets frequent customers through catalogs and other mailings that display the brand’s current product offerings. Customers can purchase the product in these catalogs from our stores, via the Internet at www.Naturalizer.com or by telephone through our Consumer Services call center. The operating results of the Naturalizer stores are included within the Specialty Retail segment.

Other Store Concepts
Our Specialty Retail segment also includes other store concepts that sell other premium brands. These include retail stores operated under the Via Spiga, F.X. LaSalle, Franco Sarto and Brown Shoe Closet names.

In connection with the Bennett acquisition in 2005, we acquired eight Via Spiga retail stores that sell Via Spiga branded men’s and women’s footwear, as well as a limited amount of clothing and accessories. These retail stores served as a marketing extension for the wholesale brand. However, as a result of an unacceptable operating performance, we have closed all but one of these stores; and we expect to close that store in 2007. The operating results of the Via Spiga stores are included within the Specialty Retail segment.

At the end of 2006, we operated 16 F.X. LaSalle retail stores, primarily in the Montreal, Canada, market, that sell better-grade men’s and women’s branded and private-label footwear. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250 per pair. These stores average approximately 2,100 square feet. The operating results of the F.X. LaSalle stores are included within the Specialty Retail segment.

E-Commerce
We own a majority interest in Shoes.com, Inc., a pureplay Internet e-tailing company. Shoes.com offers a diverse selection of footwear and accessories to men, women and children that include Company-branded and licensed footwear as well as footwear purchased from outside suppliers and certain merchandise that is sold in Famous Footwear stores. The operating results of Shoes.com, Inc. are included within the Specialty Retail segment.

We also operate FamousFootwear.com and Naturalizer.com, which offer substantially the same product selection to consumers as sold in their respective domestic retail stores. Other sites include DrSchollsShoes.com, LifeStride.com, CarlosShoes.com, SkateStyles.com, BlueFireSports.com, and LuxuryShoes.com. These sites function as retail outlets for the online consumer and serve as additional brand-building vehicles for the Company.

These e-commerce sites utilize our distribution network and information systems and, in some cases, those of third-party providers. Information on these Web sites does not constitute part of this report.

WHOLESALE OPERATIONS
Our Wholesale Operations division designs, sources and markets branded and nonbranded dress, casual and athletic footwear for women, men and children at a variety of price points. Our Wholesale Operations segment has two operating units, Brown Wholesale and Brown New York. The Brown Wholesale division primarily includes sales of Naturalizer, Dr. Scholl’s, LifeStride, Children’s, Carlos by Carlos Santana and private label product. The Brown New York division includes the operating results of the brands acquired in the Bennett acquisition, Franco Sarto, Via Spiga, Etienne Aigner and Nickels Soft. Certain of our branded footwear products are developed pursuant to licensing agreements. Our footwear is distributed to over 2,000 retailers, including department stores, mass merchandisers, national chains, independent retailers, catalogs and online retailers throughout the United States and Canada, and about 35 other countries. The division’s most significant customers include many of the nation’s largest retailers, including department stores such as Federated Department Stores, Nordstrom, Dillard’s and Belk; national footwear chains such as Famous Footwear and DSW; national chains such as TJX Corporation and Ross

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Stores; and mass merchandisers such as Wal-Mart, Payless ShoeSource and Target. In addition, our products are sold at The Bay, Wal-Mart and Payless ShoeSource in Canada. The loss of any one or more of our significant customers could have a material adverse effect on our Wholesale Operations. We also sell product to a variety of international retail customers and distributors. The vast majority of the division’s customers also sell shoes purchased from competing footwear suppliers. Those competing footwear suppliers own and license brands, many of which are well known and marketed aggressively. Moreover, many of the division’s customers are increasing the amount of product that carries private brand names that they source directly from factories or through agents. In 2006, the division sold its customers approximately 93 million pairs of shoes.

Our sales force solicits wholesale orders for shoes and is generally responsible for managing our relationships with wholesale customers. We generally accept orders as a result of these sales efforts before the shoes are sourced, with delivery generally within three to four months thereafter. We sell footwear to wholesale customers on both a first-cost and landed basis. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. Landed sales generally carry a higher margin rate than first cost sales as a result of the brand equity associated with the branded product we typically sell on a landed basis along with the additional warehousing and logistics services provided to customers and the risks associated with inventory ownership. We carry inventories of certain high-volume styles, particularly in the Naturalizer, Franco Sarto, LifeStride, Via Spiga, Etienne Aigner, Carlos by Carlos Santana, and Dr. Scholl’s lines, to allow prompt shipment on reorders.

Portfolio of Brands
The Wholesale Operations division offers retailers a portfolio of brands, each targeted to a specific customer segment within the marketplace. Our brands are differentiated by style point of view, design level, material costs, consumer-focused marketing and price points. We own approximately half of our major brands and license other brands through short- and long-term agreements. Products sold under license agreements were responsible for approximately 16%, 17% and 12% of consolidated sales in 2006, 2005 and 2004, respectively.

Naturalizer:  Introduced in 1927, Naturalizer is one of the nation’s leading women’s footwear brands offering feminine, modern, styling with comfort and fit. Naturalizer footwear is sold in department stores, independent shoe stores and our Naturalizer and Famous Footwear retail stores. Our target customer wants to “feel as good as she looks, and look as good as she feels.” Suggested retail price points range from $69 for shoes to $169 for boots. The brand holds the No. 2 market share position within the total women’s fashion footwear category at department stores, as reported by the NPD Group/NPD Fashionworld Point-of-Sale (hereafter “NPD Group, Inc.”) at February 3, 2007. NPD Group, Inc. reports statistical data obtained from retailers, but NPD Group, Inc. does not guarantee the accuracy and completeness of its information. All retail shoe outlets have not been surveyed, but we believe that the principal retailers have been included. Although we have not independently verified its data, we believe NPD Group, Inc. data to be generally reliable.

Franco Sarto:  The Franco Sarto brand has a loyal consumer who is passionate about the brand’s fit, quality and designer styling. It is sold in the “better” zone of major department stores and independent retailers, at suggested retail price points from $89 for shoes to $199 for boots. In 2006, Franco Sarto ranked No. 2 in market share position in the better zone within the women’s fashion footwear category for U.S. department stores according to NPD Group, Inc. at February 3, 2007. Our license to sell Franco Sarto product is a long-term agreement that expires in December 2012, with an extension option through December 2019.

Via Spiga:  Via Spiga is a high fashion, upscale men’s and women’s footwear brand, sold in the “bridge designer” zone in department stores and boutiques. Via Spiga brings sophisticated, Italian-chic style to consumers who appreciate luxury fashion. This brand sells at suggested retail price points of up to $350 per pair. The brand holds the No. 12 market share position in the bridge designer zone within the women’s fashion footwear category for U.S. department stores according to NPD Group, Inc. at February 3, 2007.

LifeStride:  A leading entry-level price point women’s brand, LifeStride footwear offers feminine, fashionable styling at value pricing. The brand is sold in department stores, independent shoe stores and our Famous Footwear retail stores. The LifeStride target consumer seeks “great fashion-at-a-price.” Suggested retail price points range from $30 for shoes to $79 for boots. In 2006, LifeStride ranked No. 3 in market share position in the moderate zone within the women’s fashion footwear category for U.S. department stores according to NPD Group, Inc. at February 3, 2007.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Etienne Aigner: Etienne Aigner, known for its timeless style, appeals to a target customer who seeks classic footwear styling. It is sold in the “better” zone of department stores and through independent retailers at price points ranging from $69 for shoes to $179 for boots. Etienne Aigner holds the No. 11 market share position in the better zone within the women’s fashion footwear category for U.S. department stores according to NPD Group, Inc. at February 3, 2007. The Etienne Aigner name is licensed under an agreement that expires in December 2010, with an extension option through December 2017.

Dr. Scholl’s:  We have a long-term license agreement, which is renewable through 2014, to market the Dr. Scholl’s brand of affordable casual, athletic and work shoes for men, women and children in the United States, Canada and Latin America. This footwear features Dr. Scholl’s insole technology and is primarily distributed through mass merchandisers and our Famous Footwear stores at suggested retail price points of $24 to $59. We also sell the Original Dr. Scholl’s line of women’s fashion footwear under this license. Original Dr. Scholl’s footwear offers “hip comfort” for the fashion consumer with cool, casual styling and comfort technology. It is sold through department stores, national chains, independent retailers and our Famous Footwear stores at suggested retail prices ranging from $35 for sandals to $99 for boots.

Carlos by Carlos Santana:  In 2001, we launched a collection of women’s shoes - Carlos by Carlos Santana - to the better zone at major department stores and independent retailers. This footwear is marketed under a license agreement with legendary guitarist Carlos Santana, which runs through December 2011. This footwear targets style-conscious consumers with hip, hot fashionable shoes inspired by the passion and energy of Santana’s music. Suggested retail price points range from $89 for shoes to $189 for boots. Carlos by Carlos Santana holds the No. 8 market share position in the better zone within the women’s fashion footwear category for U.S. department stores according to NPD Group, Inc. at February 3, 2007.

Buster Brown:  As our heritage children’s brand, Buster Brown was launched in 1904. It is sold through national chains and our Famous Footwear stores. We capitalize on the strength and recognition of the Buster Brown name by marketing children’s footwear under the Buster Brown & Co. umbrella. This product features numerous characters and movies including Disney characters, Barbie, and Nickelodeon characters under license agreements. The terms of the license agreements vary. We sell these products to mass merchandisers including Wal-Mart, Target and Payless ShoeSource as well as national chains. The Buster Brown & Co. umbrella provides customers with the assurance that these licensed products contain the quality that they are accustomed to receiving from Buster Brown shoes.

Marketing
We continue to build on the heritage and recognition of our brands to create differentiation and consumer loyalty. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail customers. In 2006, we spent approximately $25 million in advertising and marketing support, including consumer print advertising, public relations, direct to consumer initiatives, in-store promotions and events and cooperative advertising with our wholesale customers. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications.

Backlog
At February 3, 2007, our wholesale operations had a backlog of unfilled orders of approximately $214 million compared to $208 million on January 28, 2006, excluding orders for Bass footwear, as we have exited the Bass license at the end of 2006. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead-time on their orders and, in some cases, the timing of licensed product movie releases. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Brands and Licensed Products
The following is a listing of our brands and licensed products:

Women’s	Men’s and Athletic	Children’s
AirStep	Basswood	Barbie(9)
Basswood	Big Country	Bob the Builder(10)
b.u.m. equipment(1)	Brown Shoe	b.u.m. equipment(1)
Carlos by Carlos Santana(2)	b.u.m. equipment(1)	Buster Brown
Connie	Dr. Scholl’s(4)	Cars(12)
Daisy Fuentes(3)	F.X. LaSalle	Disney Standard Characters(11)
Dr. Scholl’s(4)	FX	Dr. Scholl’s(4)
EA by Etienne Aigner(5)	Francois Xavier Collection	Go Diego Go(8)
Etienne Aigner(5)	Regal	Power Rangers(11)
Eurosole	TX Traction	That’s So Raven(11)
Eurostep	Via Spiga	Toe Zone(12)
Fanfares		Winnie The Pooh(11)
Franco Sarto(6)		Zoey 101(8)
F.X. LaSalle
FX
Francois Xavier Collection
Hot Kiss(7)
LifeStride
LS Studio
Maserati
Natural Soul
Naturalizer
Naturalizer Signature
Naturalsport
Nickels
Nickels Soft
Opale
Original Dr. Scholl’s(4)
Paloma
TX Traction
Via Spiga
Vision Comfort
VS
VS by Via Spiga
Zodiac

As denoted, these brands are used with permission from and, in most cases, are registered trademarks of:

(1) BUM Equipment LLC	(5) Etienne Aigner, Inc.	(9) Mattel, Inc.
(2) Cadestanza LLC	(6) Fashion Shoe Licensing LLC	(10) HIT Entertainment PLC
(3) Dafu Licensing, Inc.	(7) Hot Kiss, Inc.	(11) Disney Enterprises, Inc.
(4) Schering-Plough Healthcare Products, Inc.	(8) MTV Networks	(12) Sole Concepts, Inc.

All other brands are owned by and, in most cases, are registered trademarks of Brown Shoe Company, Inc.

Brown Shoe Sourcing
The Brown Shoe Sourcing division sources the majority of our footwear for our Wholesale Operations and Specialty Retail segments and a portion of the footwear sold by Famous Footwear. The division, which in 2006 sourced 91.5 million pairs of shoes, has developed a global sourcing capability through its relationships with approximately 150 third-party independent footwear manufacturers and, in certain countries, utilizes agents to facilitate and manage the development, production and shipment of product. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of our established relationships. While we do not have any significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents, one of which has a minimum obligation for the next six years.

We have sourcing offices in China, Hong Kong, Macau, Italy and Taiwan. Our structure enables us to source footwear at various price levels from significant shoe manufacturing regions of the world. In 2006, more than 88% of the footwear we sourced was from manufacturing facilities in China. We believe we have the ability to shift sourcing to alternative countries, over time, based upon trade conditions, economic advantages, production capabilities and other factors, if conditions warrant. The following table provides an overview of our foreign sourcing in 2006:

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Country	Millions of Pairs
China	81.1
Brazil	9.5
All other	0.9
Total	91.5

We monitor the quality of the components of our footwear products prior to production and inspect prototypes of each footwear product before production runs are commenced. We also perform random in-line quality control checks during production and before footwear leaves the manufacturing facility.

We maintain design teams for our brands. These teams, which include independent designers, are responsible for the creation and development of new product styles. Our designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. When a new style is created, our designers work closely with independent footwear manufacturers to translate our designs into new footwear styles.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each such person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2007.

Name	Age	Current Position
Ronald A. Fromm	56	Chairman of the Board and Chief Executive Officer
Mark E. Hood	54	Senior Vice President and Chief Financial Officer
Douglas W. Koch	55	Senior Vice President and Chief Talent Officer
Michael I. Oberlander	38	Senior Vice President, General Counsel and Corporate Secretary
Gary M. Rich	56	President, Brown Shoe St. Louis Wholesale
Richard M. Ausick	53	President, Brown Shoe New York Wholesale
Richard C. Schumacher	59	Senior Vice President and Chief Accounting Officer
Diane M. Sullivan	51	President and Chief Operating Officer
Joseph W. Wood	59	President, Brown Shoe Retail

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

Mark E. Hood, Senior Vice President and Chief Financial Officer since November 2006. Senior Vice President and Chief Financial Officer of Panera Bread Company from April 2003 to May 2006. Senior Vice President, Finance and Administration of Panera Bread Company from August 2002 to April 2003. Chief Financial Officer of U.S. Loyalty Corporation from August 2000 to April 2002.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Douglas W. Koch, Senior Vice President and Chief Talent Officer since May 2005. Senior Vice President, Human Resources from March 2002 to May 2005. Senior Vice President, Human Resources at Famous Footwear from October 2000 to March 2002.

Michael I. Oberlander, Senior Vice President, General Counsel and Corporate Secretary since March 2006. Vice President, General Counsel and Corporate Secretary from July 2001 to March 2006. Vice President and General Counsel from September 2000 to July 2001. Attorney, Bryan Cave LLP from 1993 to September 2000.

Gary M. Rich, President, Brown Shoe St. Louis Wholesale since August 2000. President, Brown Pagoda from March 1993 to August 2000.

Richard M. Ausick, President, Brown Shoe New York Wholesale since July 2006. Senior Vice President and Chief Merchandising Officer of Famous Footwear from January 2002 to July 2006. Senior Vice President and General Merchandise Manager for Shopko Stores from 1989 to 2002.

Richard C. Schumacher, Senior Vice President and Chief Accounting Officer since March 2003. Vice President and Chief Accounting Officer from March 2002 to March 2003. Vice President and Controller of the Company from June 1994 to March 2002.

Diane M. Sullivan, President and Chief Operating Officer since March 2006. President from January 2004 to March 2006. Vice Chairman of the Footwear Group of Phillips-Van Heusen from September 2001 to December 2003. Series of management positions with Stride Rite Corporation from April 1995 to September 2001, most recently as President and Chief Operating Officer.

Joseph W. Wood, President, Brown Shoe Retail since August 2006, President, Famous Footwear from January 2002 to August 2006. Executive Vice President — Merchandise for Finish Line chain of athletic footwear stores from April 2000 to December 2001. Senior Vice President — Merchandise and Marketing for Finish Line from March 1995 to April 2000.

ITEM 1A	RISK FACTORS
Certain statements in this Form 10-K, as well as other statements made by us from time to time, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. The considerations listed below represent certain important factors we believe could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risk factors (including those described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. We disclaim any intent or obligation to update these forward-looking statements.

We face risks relating to competition.
Competition is intense in the footwear industry. Certain of our competitors are large and have greater financial, marketing and technological resources than we do. Our success depends upon our ability to remain competitive in the areas of style, price and quality, among others, and in part on our ability to anticipate and respond to changing merchandise and fashion trends and consumer preferences and demands in a timely manner. If we fail to gauge the fashion tastes of consumers, differentiate and effectively market our products or build inventory for products that are not accepted by consumers, this could adversely affect our sales or profit margins. If that occurs, we may have substantial unsold inventory that we may have to mark down in order to sell, which would adversely affect our business and results of operations.

Competition in the retail footwear industry has increased, thereby elevating the level of pressure on us to maintain the value proposition of our stores, footwear and shopping experience. The industry has also been impacted by retailers aggressively competing on the basis of price. Accordingly, there has been competitive pressure on us to keep our selling prices low. If we are unable to respond effectively to these competitive pressures, our business and results of operations will be adversely affected.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

We face risks relating to changes in consumer preferences.
The footwear industry is subject to rapidly changing consumer demands and fashion trends. Accordingly, our success in both our wholesale and retail operations depends in large part on our ability to anticipate, understand and react to changing consumer demands. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The success of our products, merchandising strategies and marketing strategies and programs will also depend on a favorable reception by our customers. Furthermore, consumer preferences and purchasing patterns may be influenced by consumers’ disposable income. Consequently, the success of our operations may depend to a significant extent upon a number of factors affecting disposable income, including general economic conditions and factors such as employment, business conditions, consumer confidence, interest rates and taxation.

We rely on foreign sources of production.

General
We rely entirely on foreign sourcing for our footwear products. We source footwear products from independent third-party manufacturing facilities located in China and Brazil and, to a lesser extent, from Vietnam, Italy and other countries. Typically, we are a major customer of these third-party manufacturing facilities. However, there is substantial competition in the footwear industry for quality footwear manufacturers. Accordingly, our future results will partly depend on maintaining close working relationships with our principal manufacturers.

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

We require our third-party foreign manufacturers to meet our standards and footwear-industry standards for working conditions and other matters, including compliance with applicable labor and other laws, before we place orders with them to manufacture products for us. A failure by any of our third-party manufacturers to adhere to these standards or laws could cause us to incur additional costs for our products and could cause negative publicity and harm our business and reputation.

We cannot predict whether additional United States or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of non-domestically produced products in the future or what effect such actions could have on our business, financial condition or results of operations.

Further, our products depend on the availability of leather and other raw materials. Any significant shortage of quantities or increases in the cost of leather or other materials or resources used to produce our products could have a material adverse effect on our business and results of operations.

China
We rely heavily on manufacturing facilities located in China. Historically, the trade relationship between the United States and China has not had a material adverse effect on our business, financial condition or results of operations. There have been, however, and may in the future be, threats to the trade relationships between the United States and China. There can be no assurance the trade relationship between the United States and China will not worsen, and if it does worsen, that our financial condition or results of operations will not be materially adversely affected thereby. Further, we cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. For example, manufacturing capacity in China may shift from footwear to other industries with manufacturing margins that are perceived to be higher. Although we believe we could find alternative manufacturing sources for those products we currently source from China through our existing relationships with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity would have a material adverse effect on the Company. In addition, the occurrence of a natural disaster such as an earthquake or hurricane or the outbreak of a pandemic disease in China could severely interfere with the manufacture of our products and have a material adverse effect on the Company.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

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

The retail industry has recently experienced increased consolidation. As this trend continues, our customers will likely seek more favorable terms for their purchases of our products, which could limit our ability to raise prices or achieve our profit goals. In turn, we may not be able to recoup raw material or other cost increases. Sales on terms less favorable to us than our current terms will have an adverse effect on our profitability, and consolidation could lead to a decrease in the number of stores that carry our products. In addition, larger retailers are deciding to source more of their products directly from manufacturers overseas and reducing their reliance on wholesalers. If retailers continue to increase their direct sourcing of footwear from overseas, this could have a material adverse effect on our business and results of operations.

We face risks relating to our licensed and owned intellectual property.

Licenses
The success of our Wholesale Operations division has to date been due, in part, to our ability to attract and retain licensors which have strong, well-recognized brands and trademarks. Our license agreements are generally for an initial term of two to three years, subject to renewal, but even where we have longer-term licenses or have an option to renew a license, such agreements are dependent upon our achieving certain results in marketing the licensed products. While we believe we will generally be able to decide whether to renew our existing licenses and obtain new licenses in the future, there can be no assurance we will be able to renew our current licenses or obtain new licenses. In addition, certain of our license agreements are not exclusive, and new or existing competitors may obtain similar licenses.

Many of our license agreements require minimum royalty payments. Our ability to generate sufficient sales and profitability to cover these minimum royalty requirements is not guaranteed; and if sales of such products are not sufficient to generate these minimum payments, it could have a material adverse effect on our business and results of operations.

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

We are dependent on leased locations.
Our Famous Footwear and Specialty Retail segments operate chains of footwear stores. We lease all of these stores. Accordingly, the success of our operations, in part, is dependent on our ability to secure affordable, long-term leases in desirable locations and to secure renewals of such leases. Although we believe that our current leases can be renewed on acceptable terms, no assurance can be given that we will be able to successfully negotiate lease renewals on existing stores or to obtain acceptable terms for new stores in desirable locations, and the failure to do so could have an adverse effect on our ability to grow our business and our financial condition and results of operations.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

We are dependent on major branded suppliers.
Our Famous Footwear retail chain purchases a substantial portion of its footwear products from major branded suppliers. While we believe our relationships with our current suppliers are good, the loss of any of our major suppliers or product developed exclusively for Famous Footwear could have a material adverse effect on our business, financial condition and results of operations. As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of Famous Footwear to obtain products from its suppliers on a timely basis and on acceptable terms.

We are subject to periodic litigation and other regulatory proceedings.
We are a defendant from time to time in lawsuits and regulatory actions (including environmental matters) relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require that we devote substantial resources and executive time to defend the Company. See Item 3, “Legal Proceedings,” for further discussion of pending matters.

We cannot assure the successful implementation of our growth strategy.
Our growth strategy includes continued expansion of our Famous Footwear store base, continued growth in the distribution of our portfolio of owned and licensed brands, and potential acquisitions. There can be no assurance that we will be able to successfully implement any or all of these strategies, which could lead to a decline in our results of operations.

We may face transitional challenges with acquisitions.
Periodically, we pursue acquisitions of other companies or businesses. Although we review the records of acquisition candidates, such an in-depth review of the records may not reveal existing or potential problems. As a result, we may not become familiar enough with the business to fully assess its strengthens and weaknesses; and accordingly, we may assume adverse operating conditions and/or unanticipated liabilities, and the business may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

We may be unable to successfully implement our strategic earnings enhancement plan.
As announced in 2006, we have begun to review and implement strategic initiatives as part of our strategic earnings enhancement plan, with the goal of increasing earnings and reallocating resources and investment to drive consumer preference. If we are not able to implement our strategic earnings enhancement plan effectively by, among other things:

·	restructuring administrative and support areas
·	redesigning logistics and distribution platforms
·	eliminating operational redundancies
·	realigning strategic priorities
·	refining the supply chain process and enhancing inventory utilization our business and results of operations could be adversely affected.

We may be unable to retain senior management and to recruit and retain other key associates.
Our success depends on the ability to attract, retain and motivate qualified management, administrative, product development and sales personnel to support existing operations and future growth. Competition for qualified personnel in the footwear industry is intense and we compete for these individuals with other companies that in many cases have substantial financial and other resources. The loss of the services of any members of senior management, or the inability to attract and retain other qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

We are subject to rising insurance costs.
We self-insure a significant portion of our expected losses under our workers’ compensation, employment practices, health, disability, general, auto and property liability programs. The liabilities associated with the risks that are retained by us are estimated by considering our historical claims experience and data from actuarial sources. The estimated accruals for these liabilities could be affected if claims differ from the assumptions used and historical trends. Unanticipated changes in the estimates underlying our reserves for these losses, such as claims experience, inflation and regulatory changes, could have a material adverse effect on our financial condition and results of operations.

We are dependent on our information technology systems.
Our computer network and systems are essential to all aspects of our operations. If there were to be a major disruption of our information technology operations, we have emergency back-up facility arrangements and procedures in place. However, if a disruption is of a nature that delays or prohibits implementation of back-up arrangements, it could have a material adverse effect on our results of operations.

In addition, our retail stores process debit and credit card transactions. We believe we have established appropriate controls to protect the consumers’ personal confidential information gathered when a debit or credit card is utilized. However, in the event that such confidential information is misused or obtained by an unauthorized third-party, we could be subject to negative publicity that could harm our business, as well as have a material adverse effect on our results of operations and financial position.

We face risks that our quarterly sales and earnings may fluctuate, which may result in volatility in our stock price.
Our quarterly sales and earnings can vary due to a number of factors, many of which are beyond our control. Accordingly, we may not be able to accurately predict our quarterly sales and earnings. In our wholesale business, sales of footwear are dependent on orders from our major customers and they may change delivery schedules, change the mix of products they order or cancel orders without penalty. In addition, our wholesale customers set the delivery schedule for shipments of our products, which could cause shifts of sales between quarters. Our Famous Footwear retail business is seasonally weighted to the back-to-school season, which falls into our fiscal third quarter. In addition, our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter. As a result of these specific and other general factors, our operating results will vary from quarter to quarter and the results for any particular quarter may not be indicative of results for the full year. Any shortfall in sales or earnings from the levels expected by investors or securities analysts could cause a decrease in the trading price of our stock.

ITEM 1B	UNRESOLVED STAFF COMMENTS
None.

ITEM 2	PROPERTIES
We own our principal executive, sales and administrative offices in Clayton (St. Louis), Missouri. The Famous Footwear division operates from a leased office building in Madison, Wisconsin. The Bennett division operated from leased office space in Needham, Massachusetts in 2006, but the division has been moved to New York City and has been renamed Brown New York. The Canadian wholesale division operates from an owned office building in Perth, Ontario and from leased office space in Laval, Quebec. We lease office space and a showroom in New York, New York. Our Shoes.com e-commerce division operates from leased office space in Los Angeles, California.

Our retail footwear operations are conducted throughout the United States, Canada and Guam and involve the operation of 1,289 shoe stores, including 143 in Canada. All store locations are leased, with over one-half having renewal options. Famous Footwear operates a leased 750,000 square-foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin, and a leased 800,000 square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee. We also operate an owned 150,000 square-foot distribution facility in Perth, Ontario.

Most of the footwear sold through our domestic wholesale divisions is processed through two Company-owned distribution centers in Sikeston, Missouri, and Fredericktown, Missouri, which have 720,000 and 465,000 square feet, including mezzanine levels, respectively, and one additional leased facility in Sikeston, Missouri, which has 110,000 square feet. We also lease a 186,000 square-foot distribution center in Dover, New Hampshire, which we are exiting in early 2007. Some domestic distribution activities are handled by third-party providers.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

We lease office space in China, Hong Kong, Macau, Taiwan and Italy and a sample-making facility in DongGuan, China.

We own a vacant manufacturing facility in Stirling, Ontario, a building in Denver, Colorado, which is leased to a third-party, and land in Colorado and New York. See Item 3, “Legal Proceedings,” for further discussion of these properties.

ITEM 3	LEGAL PROCEEDINGS
We are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial position.

We are involved in environmental remediation and ongoing compliance activities at several sites. We are remediating, under the oversight of Colorado authorities, contamination at and beneath our owned facility in Colorado (also known as the “Redfield” site) and groundwater and indoor air in residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the site and surrounding facilities. During 2006, 2005 and 2004, we recorded expense of $5.6 million, $0.9, and $0 million, respectively, related to this remediation. See Note 17 to the consolidated financial statements for additional information related to the Redfield matter.

In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above against one of our subsidiaries, a prior operator at the site and two individuals (the Antolovich class action). Plaintiffs, certain current and former residents living in an area adjacent to the Redfield site, alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents that are contaminating the groundwater and indoor air in certain areas adjacent to the site. In December 2003, a jury returned a verdict finding us negligent and awarding the class plaintiffs $1.0 million in damages. We recorded this award along with the estimated cost of associated pretrial interest and the estimated costs of sanctions imposed on us by the court resulting from pretrial discovery disputes between the parties. We recorded a total pretax charge of $3.1 million for these matters in 2003 and recorded an additional $0.6 million charge in 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which prejudgment interest applied. The plaintiffs have filed an appeal of the December 2003 jury verdict, and the ultimate outcome and cost to us may vary.

We have filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site. That case is not yet set for trial. We have also filed suit against our insurance carriers seeking recovery of the costs incurred for investigation and remediation of the Redfield site, the damages awarded in the Antolovich class action and other relief. We are unable to estimate the ultimate recovery from our insurers but are pursuing resolution of our claims.

We reached agreements with certain insurance carriers to recover environmental remediation costs associated with the Redfield site in 2006. We recorded income related to these recoveries, net of legal expenses, of $7.3 million ($4.4 million on an after-tax basis) in the second quarter. We continue to pursue recovery of additional remediation costs from other insurance carriers.

While we currently do not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of shareholders during the fourth quarter of 2006.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and the Chicago Stock Exchange under the trading symbol “BWS.” As of February 3, 2007, we had approximately 4,400 shareholders of record. The following table sets forth for each fiscal quarter during 2006 and 2005 the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share, all of which have been adjusted to reflect our three-for-two stock split, effected in the form of a dividend on April 2, 2007.

	2006			2005
	Low	High	Dividends Paid	Low	High	Dividends Paid
1st Quarter	$19.35	$26.67	$0.053	$12.82	$16.31	$0.045
2nd Quarter	20.09	27.00	0.053	13.57	17.91	0.045
3rd Quarter	20.73	26.60	0.053	13.17	17.63	0.045
4th Quarter	25.10	36.56	0.053	14.24	19.94	0.045

Restrictions on the Payment of Dividends
Our credit agreement limits the amount of dividends that can be declared and paid. However, we do not believe this limitation materially inhibits the Board of Directors’ ability to declare or our ability to pay regular quarterly dividends to our common stockholders.

Issuer Purchases of Equity Securities
The following table represents issuer purchases of equity securities, after giving effect to our three-for-two stock split, effected in the form of a dividend on April 2, 2007.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

October 29, 2006 - November 25, 2006	-		$-		-	2,409,975

November 26, 2006 - December 30, 2006	15,749	(2)	32.070	(2)	-	2,409,975

December 31, 2006 - February 3, 2007	11,739	(2)	33.787	(2)	-	2,409,975

Total	27,488	(2)	$32.803	(2)	-	2,409,975
(1) In May 2000, the Board of Directors authorized a stock repurchase program authorizing the repurchase of up to 4.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 2,090,025 shares have been repurchased, and the remaining availability is 2,409,975 shares as of the end of the period.

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

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Stock Performance Graph
The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P© 600 SmallCap Stock Index; and (ii) a peer group of companies believed to be engaged in similar businesses. In 2005, our peer group consisted of Footstar, Inc., Genesco Inc., Payless ShoeSource Inc., Shoe Carnival, Inc., Stride Rite Corporation and Wolverine World Wide, Inc. In 2006, we removed Footstar, Inc. from our peer group and we added DSW Inc., Skechers U.S.A., Inc., Steven Madden, Ltd., and The Timberland Company, each of which are believed to be engaged in similar businesses. We believe the composition of the new peer group is more representative of our current business. Our fiscal year ends on the Saturday nearest to each January 31; accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at February 2, 2002. The graph also assumes that all dividends were reinvested and that investments were held through February 3, 2007. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

	2/2/02	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07
Brown Shoe Company, Inc.	$100	$176	$252	$201	$309	$570
S&P© 600 SmallCap Stock Index	100	83	122	139	169	187
Old Peer Group	100	80	84	99	144	188
New Peer Group	100	82	101	126	166	216

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report. All per share data provided herein gives retroactive effect to our three-for-two stock split, effected in the form of a dividend, which was paid on April 2, 2007.

(thousands, except per share amounts)	2006 (53 Weeks)	2005 (52 Weeks)	2004 (52 Weeks)	2003 (52 Weeks)	2002 (52 Weeks)

Operations:
Net sales	$2,470,930	$2,292,057	$1,941,804	$1,832,108	$1,841,443
Cost of goods sold	1,500,037	1,393,753	1,157,437	1,073,442	1,100,654
Gross profit	970,893	898,304	784,367	758,666	740,789
Selling and administrative expenses	862,766	809,673	720,599	685,781	669,133
Operating earnings	108,127	88,631	63,768	72,885	71,656
Interest expense	(17,310)	(18,832)	(8,410)	(9,781)	(12,236)
Interest income	2,610	1,348	929	462	402
Earnings before income taxes	93,427	71,147	56,287	63,566	59,822
Income tax provision	(27,719)	(30,147)	(12,982)	(17,330)	(15,664)
Net earnings	$65,708	$41,000	$43,305	$46,236	$44,158

Operations:
Return on net sales	2.7%	1.8%	2.2%	2.5%	2.4%
Return on beginning shareholders’ equity	15.1%	10.5%	12.4%	15.8%	17.4%
Return on average invested capital(1)	9.9%	6.3%	8.6%	10.2%	10.1%
Dividends paid	$9,147	$7,353	$7,266	$7,163	$7,043
Capital expenditures(2)	$60,523	$36,800	$46,227	$35,108	$32,226

Per Common Share:
Basic earnings	$1.56	$1.00	$1.07	$1.16	$1.13
Diluted earnings	1.51	0.96	1.02	1.10	1.09
Dividends paid	0.21	0.18	0.18	0.18	0.18
Ending shareholders’ equity	12.10	10.45	9.53	8.61	7.34

Financial Position:
Receivables	$132,224	$158,103	$97,503	$81,930	$82,486
Inventories	420,520	414,295	421,450	376,210	392,584
Working capital	303,844	267,351	281,324	292,378	241,692
Property and equipment	138,164	116,555	114,394	103,624	103,483
Total assets	1,099,057	1,027,293	846,134	739,054	735,069
Borrowings under revolving credit agreement	1,000	50,000	92,000	19,500	49,000
Long-term debt and capital lease obligations	150,000	150,000	50,000	100,000	103,493
Shareholders’ equity	523,645	434,210	391,303	350,080	292,217

Average common shares outstanding - basic	42,225	40,890	40,310	39,774	39,075
Average common shares outstanding - diluted	43,639	42,524	42,319	41,887	40,362
All data presented reflects the fiscal year ended on the Saturday nearest to January 31.

(1)
Return on average invested capital is calculated by dividing net earnings for the period by the average of each month-end invested capital balance during the year. Invested capital is defined as total shareholders’ equity plus long-term debt, capital lease obligations and borrowings under the revolving credit agreement.

(2)	Capital expenditures exclude costs of acquiring Bennett Footwear Group of $22.7 million in 2006 and $206.0 million in 2005.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On March 7, 2007, our Board of Directors authorized a three-for-two split of our common stock, to be effected in the form of a dividend of one share of stock for every two shares outstanding. The dividend was paid on April 2, 2007. All share and per share data provided herein gives effect to this stock split, applied retroactively.

OVERVIEW
Business Overview
We are a footwear company with both wholesale and retail operations and have annual revenues of nearly $2.5 billion. As both a wholesaler and a retailer, we have a perspective on the marketplace that enables us to serve consumers from different vantage points. We are a fashion footwear marketer, offering the consumer a portfolio of compelling footwear brands and great footwear stores.

Our goal is to be the leading footwear marketer, while winning loyal customers with compelling brands. We are a consumer-driven enterprise. To successfully provide consumers with the product they want, we leverage our partnerships with our customers and suppliers. We also believe that a combination of talent acquisition, thoughtful planning, and rigorous execution are keys to our success in optimizing the business and brand portfolio.

Retail
In our retail businesses, we believe differentiation is a key to our success. Our focus is on meeting the needs of a well-defined consumer. We aim to provide trend-right, brand-name fashion and athletic footwear at a great price for our customer and her entire family by providing fun-to-shop stores, innovative marketing, and some exclusive products. We believe this differentiates us from our competitors. We test innovative ideas in our stores to improve the customer’s shopping experience and to further differentiate our retail chains. Our retail segments include Famous Footwear and Specialty Retail. Famous Footwear is the nation’s largest footwear chain selling branded value-price footwear for the entire family with about 1,000 stores. Our Specialty Retail segment operates about 300 retail stores in the United States and Canada, primarily under the Naturalizer name, as well as our e-commerce subsidiary, Shoes.com.

The footwear industry is subject to changing consumer demands and fashion trends and our success depends in large part on our ability to anticipate, understand and react to these changing consumer demands. The success of our retail stores is also driven by the relative strength of consumer spending, primarily in the United States. The level of consumers’ disposable income impacts consumer preferences and purchasing patterns. Another long-term success factor for our retail business is locating our stores in desirable locations to our target consumer.

Wholesale
In our wholesale business, we believe our key success factor is building our brands and strengthening the consumers’ preference for them. We offer retailers a portfolio of brands, each designed and targeted to a specific customer segment within the marketplace. We own approximately one-half of our major brands and license the others. Brand strength and preference are built by developing fresh product assortments and innovative marketing campaigns. We are also able to showcase many of our brands in our retail stores, leveraging our wholesale and retail platforms.

Our major brands, both owned and licensed, include Naturalizer, Franco Sarto, Via Spiga, LifeStride, Etienne Aigner, Dr. Scholl’s, Carlos by Carlos Santana, and Buster Brown. During 2005, we completed the acquisition of Bennett Footwear, which increased our presence in the better and bridge zones of department store footwear brands. We believe this acquisition has complemented our then-existing portfolio of wholesale footwear brands, which were primarily sold in the moderately priced range.

In the last few years, we have shifted our wholesale business model to focus on maximizing the “sell-through” of our product to the final consumer rather than maximizing “sell-ins” to our retail customers. This business model focuses on a continuous flow of smaller quantities of new goods versus large preseason sell-ins, thereby minimizing markdowns and allowances. We have seen success with this consumer-driven approach and believe it has contributed to strong performances by many of our brands and believe additional opportunities exist to capitalize on this business model.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

One important measure of our wholesale success that we monitor is our rank among other wholesalers in sales of women’s fashion footwear in U.S. department stores. Brown Shoe Company is currently the second largest in terms of sales volume as reported by NPD Group, Inc. We strive to build our brands and strengthen consumer preference for them, which we believe drives our market share among wholesalers. We also measure the success of our individual brands relative to other brands. Our Naturalizer brand currently holds the number two position in women’s fashion footwear sales in U.S. department stores.

Strategic Earnings Enhancement Plan
During the second quarter of 2006, we introduced a strategic earnings enhancement plan designed to increase earnings and reallocate resources, through (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. Annual after-tax savings expected to be achieved upon the expected completion of the initiatives in 2008 are estimated to be $17-$20 million.

In 2006, we made substantial progress in implementing a number of initiatives under this plan, including:
·	Announcing the closing of our Needham, MA, office and Dover, NH, distribution center, which housed the Bennett business. These facilities are expected to close in the first quarter of 2007.
·	Consolidating our New York City operations to accommodate the offices of our Brown New York personnel, as well as our product development teams and showrooms.
·	Announcing the closing of our Italian sales office in the first quarter of 2007.
·	Outsourcing our Canadian wholesale business to a third-party distributor, as of the beginning of fiscal 2007.
·	Closing all but one of our Via Spiga stores.
·	Making various personnel reductions throughout the Company to streamline our operations.

These actions resulted in charges of $6.3 million in 2006 ($3.9 million on an after-tax basis, or $0.09 per diluted share). See Note 4 to the consolidated financial statements for additional information related to these charges.

While much has been accomplished, certain of the initiatives are still in early stages of development, and we will update our costs and savings estimates as they are further developed. However, our current estimates are as follows:

·	In 2007, after-tax implementation costs are estimated to be approximately $14 million. We expect to realize after-tax benefits of $10-$12 million.
·	In 2008, after-tax implementation costs are estimated to be approximately $5 million, and annual after-tax benefits are estimated to be $17-$20 million.

Financial Highlights
Overall, 2006 was a very good year for Brown Shoe Company, Inc. Operating results were strong, led by our Famous Footwear division, which achieved record sales and operating earnings.

Net sales increased 7.8% to $2.5 billion in 2006 from $2.3 billion in 2005, as each of our operating segments achieved sales increases in 2006. Net earnings for 2006 were $65.7 million, or $1.51 per diluted share, compared to $41.0 million in 2005, or $0.96 per diluted share. Our results were driven by the continued strength of Famous Footwear and positive momentum in our Naturalizer, LifeStride, Children’s and Dr. Scholl’s wholesale offerings. In addition, we realized substantial improvement in our Specialty Retail segment driven by increased productivity of our Naturalizer retail store base.

There were a number of items that impacted the 2006 results in comparison to 2005. These events were:

·
Earnings enhancement plan costs - We incurred costs related to our initiatives under our strategic earnings enhancement plan of $6.3 million ($3.9 million on an after-tax basis), or $0.09 per diluted share, during 2006. See Note 4 to the consolidated financial statements for additional information related to these charges.

·
Withdrawal from Bass license - As a result of the poor financial performance of the Bass brand, we announced in August that we would not renew the Bass license when it expired at the end of 2006. As a result, we incurred costs associated with the expiration of the Bass license of $3.8 million ($2.3 million on an after-tax basis), or $0.05 per diluted share, during 2006.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

·
Environmental insurance recoveries and charges - During the second quarter of 2006, we reached agreements with certain insurance carriers to recover environmental remediation costs associated with our facility in Denver, Colorado (the Redfield facility). We recorded income related to these recoveries, net of legal expenses, of $7.3 million ($4.4 million on an after-tax basis) in the second quarter. We continue to pursue recovery of additional remediation costs from other insurance carriers and the Colorado Department of Transportation. In addition, based on the results of ongoing testing and the study of remediation alternatives by our environmental consultants, in the fourth quarter of 2006, we submitted to the Colorado authorities a supplement to our former remediation plan, setting forth a long-term remediation plan for the Redfield site and extending the time period that we expect to perform certain remediation activities. We recorded a charge of $5.6 million ($3.4 million on an after-tax basis) in the fourth quarter of 2006, the majority of which represents the estimated discounted costs to complete the on-site remediation. The combined impact of these environmental insurance recoveries and charges is income of $1.7 million ($1.0 million on an after-tax basis), or $0.02 per diluted share, in 2006.

·
53rd week - Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Our 2006 fiscal year includes 53 weeks, while both our 2005 and 2004 fiscal years had only 52 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons. The inclusion of the 53rd week resulted in an increase to net sales in our retail divisions of $22.5 million, but had an immaterial impact on net earnings in 2006.

·
Adoption of SFAS No. 123(R) - At the beginning of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)) utilizing the modified prospective transition method. SFAS No. 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. In 2005 and prior years, no compensation cost was recognized for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. During 2006, we recognized $4.7 million ($4.1 million on an after-tax basis), or $0.09 per diluted share, of share-based compensation related to stock options as a component of selling and administrative expenses. See Note 15 to the consolidated financial statements for additional information related to share-based compensation and the impact of adopting SFAS No. 123(R).

·
Executive Early Retirement Agreement - During the third quarter of 2006, we incurred a charge of $3.7 million ($2.3 million on an after-tax basis), or $0.05 per diluted share, related to an executive early retirement agreement.

The results for 2005 also included some special items and charges as follows:

·
Closure of underperforming Naturalizer retail stores - We closed 95 underperforming Naturalizer stores in the United States and Canada, and consolidated various buying, merchandising and accounting functions associated with this business in 2005. Charges and costs incurred to complete this initiative were $9.2 million on an after-tax basis, or $0.22 per diluted share.

·
Repatriation of foreign earnings - In 2005, we repatriated $102 million of previously untaxed foreign earnings under the provisions of the American Jobs Creation Act of 2004. A portion of these funds was used to partially fund the acquisition of Bennett Footwear Group, which we acquired in April 2005 for $205 million. An incremental income tax provision of $12.0 million, or $0.28 per diluted share, was incurred to repatriate these funds.

·
Bridge loan commitment fee - In connection with the Bennett acquisition in April 20005, we paid a commitment fee of $1.0 million ($0.6 million on an after-tax basis), or $0.01 per diluted share, for a bridge loan that was unfunded as a result of the timely issuance of our senior notes.

Following is a summary of our operating results in 2006 by segment. See Note 7 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

·
Famous Footwear achieved a 34.0% increase in its operating earnings in 2006 to $89.8 million driven by higher net sales and a strong back-to-school selling season, a higher gross profit rate and better leveraging of the expense base. Famous Footwear’s sales increased by 8.0% to $1.282 billion in 2006, as same-store sales increased by 3.4% on a 52-week basis. The impact of the 53rd week in fiscal year 2006 resulted in an increase to net sales of $18.7 million.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

·
The Wholesale Operations segment’s operating earnings decreased $9.1 million to $71.0 million in 2006. The decrease in earnings is primarily due to costs associated with implementing our strategic earnings enhancement plan of $3.6 million and costs to withdraw from the Bass license of $3.8 million. In addition, we incurred lower operating results in our Via Spiga, Original Dr. Scholl’s, Franco Sarto and Etienne Aigner divisions. These declines were partially offset by improvements in the operating performance of our Naturalizer, Women’s private brands, Dr. Scholl’s, LifeStride and Children’s divisions.

·
Our Specialty Retail segment incurred an operating loss of $3.8 million in 2006 compared to an operating loss of $22.7 million in 2005. The operating loss in 2006 includes charges related to our strategic earnings enhancement plan of $1.1 million primarily associated with closing Via Spiga stores, and in 2005, included charges of $14.1 million related to the closure of 95 underperforming Naturalizer stores. The operating results for 2006 reflect the more profitable store base as evidenced by a same-store sales gain of 2.1%. The impact of the 53rd week in fiscal year 2006 resulted in an increase to net sales of $3.8 million.

In 2006, debt decreased by $49.0 million, resulting in a debt-to-total capital ratio of 22.4% at the end of the year. The decrease in borrowings was primarily due to our improved earnings and management of our accounts receivable and inventory levels, which allowed us to substantially reduce our borrowings under our revolving credit agreement.

Looking ahead, we believe we will build on the accomplishments of 2006, as we are positioned for growth. We plan to continue to improve upon and leverage our operating platforms to drive profitability improvements in 2007. We believe the investments we have made and the strategic initiatives we have undertaken will provide the foundation for a successful 2007 and beyond.

CONSOLIDATED RESULTS

	2006		2005		2004
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,470.9	100.0%	$2,292.0	100.0%	$1,941.8	100.0%
Cost of goods sold	1,500.0	60.7%	1,393.7	60.8%	1,157.4	59.6%
Gross profit	970.9	39.3%	898.3	39.2%	784.4	40.4%
Selling and administrative expenses	862.8	34.9%	809.7	35.3%	720.6	37.1%
Operating earnings	108.1	4.4%	88.6	3.9%	63.8	3.3%
Interest expense	(17.3)	(0.7)%	(18.8)	(0.8)%	(8.4)	(0.4)%
Interest income	2.6	0.1%	1.3	0.0%	0.9	0.0%
Earnings before income taxes	93.4	3.8%	71.1	3.1%	56.3	2.9%
Income tax provision	(27.7)	(1.1)%	(30.1)	(1.3)%	(13.0)	(0.6)%
Net earnings	$65.7	2.7%	$41.0	1.8%	$43.3	2.3%

Net Sales
Net sales increased $178.9 million, or 7.8%, to $2.471 billion in 2006 compared to 2005 and increased $350.2 million, or 18.0%, to $2.292 billion in 2005 compared to 2004. The 53rd week in 2006 resulted in an increase to net sales in our retail divisions of $22.5 million.

In 2006, we experienced sales growth in all of our segments compared to 2005. The increase in net sales primarily reflects strength in our Famous Footwear division, which contributed $95.0 million of the increase. Famous Footwear’s results benefited from a very strong back-to-school season and a same-store sales gain of 3.4% for the year, on a 52-week basis. Our Wholesale Operations segment reported an increase of $65.9 million, to which the largest contributor ($40.9 million) is the inclusion of the Bennett brands for the entire year in 2006 as compared to nine months in 2005. We acquired Bennett Footwear Group in April of 2005 and subsequently consolidated much of its operations into our New York City based operations and renamed the division Brown New York. Our other wholesale brands contributed $25.0 million to the increase in net sales, with most major brands increasing, with the exception of the Bass business, which we have exited at the end of 2006 at the expiration of our license period. Our Specialty Retail segment increased sales by $17.9 million, which includes an increase of $28.4 million at our Shoes.com e-commerce business. Same-store sales increased 2.1% in our Specialty Retail segment. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores. Closed stores are excluded from the calculation.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

The increase in net sales in 2005 compared to 2004 primarily reflects our acquisition of Bennett in April 2005, which contributed $191.2 million of sales in 2005. In addition, we experienced sales growth in all of our segments in 2005. Excluding the Bennett sales, we achieved increases of $70.5 million at Famous Footwear, $62.8 million in Wholesale Operations, and $25.7 million at Specialty Retail. The increase of $25.7 million at Specialty Retail includes an increase of $17.2 million at our Shoes.com e-commerce business. Same-store sales increased 2.5% in the Famous Footwear stores and increased 1.8% in the Specialty Retail stores.

Gross Profit
Gross profit increased $72.6 million, or 8.1%, to $970.9 million in 2006 and increased $113.9 million, or 14.5%, to $898.3 million in 2005. As a percentage of sales, gross profit was 39.3% in 2006 compared to 39.2% in 2005 and 40.4% in 2004. We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of sales, may not be comparable to other companies.

The increase in gross profit in 2006 is the result of higher sales across all segments of our business. As a percentage of sales, our gross profit rate increased by 0.1% to 39.3%. The increase in the gross profit percentage is due to higher margins in our retail divisions partially offset by somewhat lower margins in our Wholesale Operations segment.

The increase in gross profit in 2005 is due to higher sales across all segments of our business and the acquisition of Bennett. The decrease in the gross profit rate in 2005 is driven by our heavier mix of wholesale sales, which carry lower gross margin rates than our retail sales. We had a heavier mix of wholesale sales in 2005 due to the acquisition of Bennett in April 2005. In addition, our gross profit was negatively impacted by $3.8 million of inventory markdowns taken in conjunction with our initiative to close underperforming Naturalizer Retail stores and approximately $2.3 million during 2005 from the write-up of inventory to fair value during the Bennett purchase price allocation.

Selling and Administrative Expenses
Selling and administrative expenses, which include warehousing and distribution costs of $64.4 million in 2006, $60.7 million in 2005 and $54.3 million in 2004, increased $53.1 million, or 6.6%, to $862.8 million in 2006 and increased $89.1 million, or 12.4%, to $809.7 million in 2005. As a percent of net sales, selling and administrative expenses were 34.9%, 35.3% and 37.1% in the years 2006, 2005 and 2004, respectively.

The $53.1 million increase in selling and administrative expenses in 2006 is due to several factors. The most significant contributor, approximately $28.3 million, to the increase in 2006 is higher selling and administrative costs at our Famous Footwear division to support the higher sales volume and larger store base in 2006. In addition, the following are some of the other more significant factors impacting the comparison of selling and administrative expenses in 2006 compared to 2005:

·
Increase of $15.2 million related to the inclusion of Bennett’s selling and administrative expenses, including the amortization of intangible assets, for the entire period in 2006 and only the period since acquisition (April 22, 2005) in the prior year.

·
Decrease of $11.4 million related to the nonrecurrence of expenses recorded in 2005 related to our initiative to close underperforming Naturalizer stores and consolidate certain administrative functions.

·	Increase of $6.0 million for costs related to our strategic earnings enhancement plan in 2006.
·	Increase of $4.7 million for share-based compensation expense related to stock options in 2006, as required by SFAS No. 123(R), which was adopted at the beginning of the fiscal year.
·	Increase of $3.9 million for legal and professional fees related to our Redfield insurance coverage recovery efforts.
·	Increase of $3.8 million in 2006 for costs related to our withdrawal from the Bass business.
·	Increase of $3.7 million in 2006 related to an executive early retirement agreement.
·	Decrease of $1.7 million related to net environmental insurance recoveries and charges, as described earlier in the Financial Highlights section.

As a percentage of sales, selling and administrative expenses have decreased to 34.9% in 2006 from 35.3%, due to the impact of the factors listed above and overall leveraging of our expenses over a higher sales base.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

The $89.1 million increase in selling and administrative expenses in 2005 over 2004 is due to several factors. The acquisition of Bennett increased our expenses by approximately $43 million. In addition, the following are some of the other more significant factors impacting the comparison of selling and administrative expenses in 2005 compared to 2004:

·	Increase of $6.0 million related to share-based compensation, reflecting higher projected payouts under our share-based plans, primarily the stock performance plan, and a higher stock price.
·	Increase of $19.1 million for cash-based employee annual incentive plans, reflecting our financial performance in 2005 relative to both 2004 and our targeted performance levels.
·	Increase of $11.4 million related to our initiative to close underperforming Naturalizer retail stores and consolidate certain related administrative functions.

The decrease in expenses, as a percent of sales in 2005 compared to 2004, was due to a greater mix of wholesale sales, which carry a lower expense rate than our retail business, improved leveraging of our expense base as a result of higher overall sales, partially offset by the above listed higher costs.

Interest Expense
Interest expense decreased $1.5 million to $17.3 million in 2006 and increased $10.4 million to $18.8 million in 2005 compared to 2004.

The decrease in interest expense in 2006 was driven by lower average borrowings under our revolving credit agreement, as a result of our cash flows provided by operating activities and the nonrecurrence of a $1.0 million bridge loan fee incurred in 2005 related to the Bennett acquisition. These factors are partially offset by a full year of interest expense in 2006 for the $150 million 8.75% senior notes that we issued in April 2005 to fund a portion of the Bennett acquisition.

The increase in interest expense in 2005 was driven by our issuance of 8.75% $150 million senior notes in conjunction with the acquisition of Bennett. In addition, prior to and in connection with the acquisition of Bennett, the Company entered into a commitment with a lender to provide short-term financing on a senior unsecured basis. This commitment was not funded and the Company expensed all fees and costs associated with it, totaling $1.0 million as a component of interest expense. The increase in interest expense described above was partially offset by lower average borrowings under our revolving credit agreement.

Income Tax Provision
Our consolidated effective tax rate in 2006, 2005 and 2004 was 29.7%, 42.4% and 23.1%, respectively.

The effective rate for 2006 is below the federal statutory rate of 35% because our foreign earnings are subject to lower statutory tax rates. During 2005, we repatriated $102 million of previously untaxed foreign earnings from our foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004, and recognized $12.0 million of incremental tax expense associated with the repatriation. If this repatriation had not occurred, our effective tax rate would have been 25.5%. Our effective rate for 2006 was negatively impacted by the recognition of stock option expense in 2006, as required by SFAS No. 123(R), the majority of which relates to incentive stock options which are not deductible for tax purposes.

Net Earnings
Net earnings increased $24.7 million, or 60.3%, to $65.7 million in 2006 compared to $41.0 million in 2005 due to the higher sales at each of our operating segments in 2006 and the nonrecurrence of $9.2 million of after-tax costs to close Naturalizer stores and the nonrecurrence of a $12.0 million income tax provision in 2005 due to the foreign earnings repatriation. These factors were partially offset by after-tax strategic initiative costs of $3.9 million and after-tax Bass exit costs of $2.3 million in 2006.

Net earnings decreased $2.3 million, or 5.3%, to $41.0 million in 2005 compared to $43.3 million in 2004 due to the costs to close Naturalizer stores of $9.2 million and the higher income tax provision of $12.0 million due to the foreign earnings repatriation.

Geographic Results
We have both domestic and foreign operations. Domestic operations include the wholesale distribution of footwear to numerous retail customers and the nationwide operation of the Famous Footwear and Specialty Retail chains of footwear stores. Foreign operations primarily consist of wholesale sourcing operations in the Far East and wholesaling and retailing operations in Canada. Beginning in fiscal 2007, we have outsourced our Canadian wholesale business to a third-party distributor. In addition, we license certain of our trademarks to

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

third parties who distribute and/or operate retail locations internationally. The Far East operations include “first-cost” transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and earnings before income taxes was as follows:

	2006		2005		2004
($ millions)	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes
Domestic	$1,996.7	$51.3	$1,879.5	$39.3	$1,615.7	$31.9
Foreign	474.2	42.1	412.5	31.8	326.1	24.4
	$2,470.9	$93.4	$2,292.0	$71.1	$1,941.8	$56.3

The pretax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

In 2006, both foreign and domestic earnings were higher than 2005, resulting in approximately the same mix of domestic/foreign earnings before income taxes as the prior year. Foreign earnings increased in 2006 due to higher first-cost sales volume and higher earnings in our Canadian operations. Our domestic earnings before income taxes improved as a result of better results in our Famous Footwear and domestic Naturalizer retail divisions.

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

FAMOUS FOOTWEAR

	2006		2005		2004
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$1,282.2	100.0%	$1,187.2	100.0%	$1,116.7	100.0%
Cost of goods sold	704.3	54.9%	660.4	55.6%	619.9	55.5%
Gross profit	577.9	45.1%	526.8	44.4%	496.8	44.5%
Selling and administrative expenses	488.1	38.1%	459.8	38.8%	436.5	39.1%
Operating earnings	$89.8	7.0%	$67.0	5.6%	$60.3	5.4%

Key Metrics
Same-store sales % change (on a 52-week basis)	3.4%		2.5%		0.8%
Same-store sales $ change (on a 52-week basis)	$38.6		$26.7		$8.1
Sales from 53rd week	$18.7		$-		$-
Sales from net new stores	$37.7		$43.8		$35.0

Sales per square foot (on a 52-week basis)	$185		$180		$175
Square footage (thousand sq. ft.)	6,940		6,658		6,438

Stores opened	92		74		70
Stores closed	46		40		44
Ending stores	999		953		919

Net Sales
Net sales increased $95.0 million, or 8.0%, to $1.282 billion in 2006 and increased $70.5 million, or 6.3%, to $1.187 billion in 2005.

Famous Footwear’s higher sales in 2006 reflect a strong back-to-school season, an increase in same-store sales of 3.4% for the year on a 52-week basis, a higher store count and the impact of the 53rd week in fiscal 2006. In 2006, there were an average of 969 stores open, as compared to an average of 934 stores open in 2005. Same-store sales increased $38.6 million and net new stores provided $37.7 million in sales during 2006. Famous Footwear opened 92 stores and closed 46 during 2006, increasing total square footage by 4.2%, to 6.9 million square feet. As a result of increased same-store sales, sales per square foot increased 2.8%, to $185 on a 52-week basis. As previously mentioned, our accounting period is based upon

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

a traditional retail calendar, which periodically results in a fiscal year that includes 53 weeks. Our 2006 fiscal year includes 53 weeks, while both our 2005 and 2004 fiscal years had only 52 weeks. The inclusion of the 53rd week resulted in an increase to net sales of $18.7 million at Famous Footwear.

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

Gross Profit
Gross profit increased $51.1 million, or 9.7%, to $577.9 million in 2006 compared to $526.8 million in 2005. This increase reflects both a volume and a rate increase. The volume increase is due to the higher sales in 2006 due to the factors described above. As a percent of net sales, our gross profit rate was 45.1% in 2006 compared to 44.4% in 2005. The improvement in the gross profit rate is due to a fresher inventory base, which resulted in lower markdowns, and a higher mix of non-athletic footwear sales, which carry higher margins. In addition, after realigning our corporate structure in the third quarter of 2006, the Company began recognizing income related to gift card breakage (i.e., when gift cards are sold and the likelihood of redemption by the customer is remote). Income from gift card breakage increased our gross profit rate by ten basis points in 2006.

During 2005, Famous Footwear’s gross profit rate was down slightly at 44.4% in 2005 as compared to 44.5% in 2004 as minor increases in freight and shrinkage were substantially offset by higher initial markups. Overall, gross profit increased due to the growth in net sales during 2005.

Selling and Administrative Expenses
Selling and administrative expenses increased $28.3 million, or 6.2%, to $488.1 million during 2006 compared to $459.8 million in 2005. As a percent of sales, these costs decreased to 38.1% in 2006 compared to 38.8% in 2005. This decline in the rate is primarily the result of higher sales in 2006, and the impact of leveraging the higher sales over an expense base that includes both fixed and variable costs. In addition, the segment recognized $0.8 million of expense related to stock options in 2006, as required by SFAS No. 123(R), with no stock option expense recorded in the prior year. Retail facilities costs decreased as a percent of sales by 0.3%; warehouse and shipping costs declined 0.1%; and marketing costs declined 0.2%. These were partially offset by higher administrative costs of 0.1%.

Selling and administrative expenses increased $23.3 million, or 5.3%, to $459.8 million during 2005 compared to $436.5 million in 2004. As a percent of sales, these costs decreased to 38.8% in 2005 compared to 39.1% in 2004, resulting from leveraging of our expense base against higher sales. Retail facilities costs decreased as a percent of sales by 0.1%; warehouse and shipping costs declined 0.1%; and marketing costs declined 0.2%. These were partially offset by higher administrative costs of 0.1%.

Operating Earnings
During 2006, Famous Footwear achieved record operating earnings of $89.8 million, compared to $67.0 million in 2005, an increase of 34.0%, and $60.3 million in 2004, an increase of 11.2%. The improvements were driven by the growth in net sales, as described above, and the leveraging of fixed and quasi-fixed expenses against the higher sales base in both years, and a higher gross profit rate in 2006.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

WHOLESALE OPERATIONS

	2006		2005		2004
($ Millions)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$930.8	100.0%	$864.9	100.0%	$615.9	100.0%
Cost of goods sold	657.0	70.6%	599.6	69.3%	425.1	69.0%
Gross profit	273.8	29.4%	265.3	30.7%	190.8	31.0%
Selling and administrative	202.8	21.8%	185.2	21.4%	145.9	23.7%
Operating earnings	$71.0	7.6%	$80.1	9.3%	$44.9	7.3%

Key Metrics
Unfilled order position at year-end	$214.4		$214.6		$164.6

Net Sales
Net sales increased $65.9 million, or 7.6%, to $930.8 million in 2006 and increased $249.0 million, or 40.4%, to $864.9 million in 2005.

The 2006 sales increase was primarily attributable to the inclusion of the Brown New York brands for the entire year in 2006 as compared to nine months in 2005. We acquired Bennett Footwear Group in April of 2005 and subsequently consolidated much of its operations into our New York City based operations and renamed the division Brown New York. The Brown New York brands accounted for $40.9 million of the increase. We achieved sales gains in our Dr. Scholl’s, Naturalizer, LifeStride, Children’s and Women’s private label divisions. We experienced lower sales of Bass product in 2006 as the result of our decision to not renew the Bass license when it expired at the end of 2006 due to the financial performance of the brand.

The 2005 sales increase was primarily attributable to the acquisition of Bennett in April 2005. Bennett contributed over $186 million to net sales during the nine months subsequent to acquisition. The segment also experienced sales gains in most of its major brands, with the exception of the Bass division.

Gross Profit
Gross profit as a percent of sales decreased to 29.4% in 2006 from 30.7% in 2005, or a difference of 1.3%. Wholesale Operations achieved a gross profit increase of $8.5 million, due primarily to the inclusion of the Brown New York brands for the entire year in 2006 as compared to nine months in 2005, which accounted for approximately $4 million of the increase. The remaining difference is attributable to the sales gains in our other major brands. Gross profit as a percentage of sales was negatively impacted by lower markups and the impact of higher markdowns, due in part to the planned exit of the Bass licensed business at the end of 2006. In addition, we experienced higher markdowns and allowances in our Franco Sarto, Via Spiga and Etienne Aigner brands, as these brands fell short of expectations in 2006. However, our Naturalizer division experienced higher gross profit rates, as we have implemented a business model for this brand which focuses on more frequent deliveries of smaller quantities of new goods versus large preseason sell-ins, thereby minimizing markdowns and allowances.

In 2005, gross profit as a percent of sales decreased to 30.7% from 31.0% in 2004, or a difference of 0.3%. Wholesale Operations achieved a gross profit improvement of $74.5 million due primarily to the acquisition of Bennett, which contributed approximately $53 million of the increase. The remaining difference is attributable to the sales gains in most of our major brands. Gross profit as a percentage of sales was negatively impacted by slightly lower markups and the impact of the write-up of inventory to fair value during the Bennett purchase price allocation, for which lower than normal margins were realized as this inventory was sold, partially offset by lower inventory markdowns.

Selling and Administrative Expenses
Selling and administrative expenses increased $17.6 million, or 9.5%, to $202.8 million during 2006 compared to $185.2 million in 2005. As a percent of sales, these costs increased to 21.8% in 2006 compared to 21.4% in 2005. The majority of the increase in selling and administrative expenses, both in total and as a percent of sales, was driven by the inclusion of the Brown New York brands for the entire year in 2006 as compared to nine months in 2005, and approximately $3.8 million in charges related to the exit of the Bass business at the end of 2006. In addition, in 2006, we incurred $3.6 million in charges related to our strategic initiatives and $2.3 million of expense related to stock options.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

During 2005, selling and administrative expenses increased $39.3 million, or 27.0%, to $185.2 million compared to $145.9 million in 2004. As a percent of sales, these costs decreased to 21.4% in 2005 compared to 23.7% in 2004, reflecting better leveraging of our expense base. The increase in selling and administrative expenses was driven by the acquisition of Bennett, the overall increase in sales by the segment, and higher incentive plan costs.

Operating Earnings
Operating earnings for the Wholesale Operations segment decreased $9.1 million, or 11.4%, to $71.0 million for 2006 compared to $80.1 million for 2005. The decrease in operating earnings was driven by lower results in our Brown New York brands, Bass exit costs of $3.8 million and strategic initiative costs of $3.6 million.

In 2005, operating earnings for the Wholesale Operations segment increased $35.2 million, or 78.4%, to $80.1 million compared to $44.9 million for 2004. The increase is driven by the acquisition of Bennett and the overall increase in sales for most of our major brands, partially offset by higher incentive plan costs.

SPECIALTY RETAIL

($ millions, except sales per square foot)	2006		2005		2004
		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$257.9	100.0%	$240.0	100.0%	$209.2	100.0%
Cost of goods sold	138.7	53.8%	133.7	55.7%	112.3	53.7%
Gross profit	119.2	46.2%	106.3	44.3%	96.9	46.3%
Selling and administrative expenses	123.0	47.7%	129.0	53.8%	108.1	51.7%
Operating loss	$(3.8)	(1.5)%	$(22.7)	(9.5)%	$(11.2)	(5.4)%
Key Metrics
Same-store sales % change (on a 52-week basis)	2.1%		1.8%		(1.7)%
Same-store sales $ change (on a 52-week basis)	$3.2		$3.2		$(3.2)
Sales change from 53rd week	$3.8		$-		$-
Sales change from net store count change	$(20.3)		$5.4		$1.4
Impact of changes in Canadian exchange rate on sales	$4.1		$5.0		$4.2
Increase in sales of e-commerce subsidiary (on a 52-week basis)	$27.1		$17.2		$9.6

Sales per square foot (on a 52-week basis)	$351		$328		$316
Square footage (thousand sq. ft.)	488		539		580

Stores opened	4		49		20
Stores closed	28		110		23
Ending stores	290		314		375

Net Sales
Net sales increased $17.9 million, or 7.5%, to $257.9 million in 2006. The increase reflects a same-store sales gain of 2.1% in our United States and Canadian stores, a 77.6% increase in sales by our Shoes.com e-commerce subsidiary on a 52-week basis, a stronger Canadian dollar exchange rate and $3.8 million of sales from the 53rd week. The factors that increased net sales were partially offset by the impact of fewer stores. Sales of Shoes.com totaled $63.2 million in 2006. We opened 4 stores and closed 28 in 2006.

In addition to achieving a same-store sales gain, the productivity of our store base improved as sales per square foot increased to $351 on a 52-week basis in 2006 from $328 in 2005. This improvement reflects the impact of closing underperforming stores in 2005.

In 2005, the division opened 49 stores and closed 110, undertaking a major initiative to close underperforming stores and improve the profitability of the ongoing store base. 2005 net sales increased $30.8 million, or 14.7%, reflecting a same-store sales increase of 1.8%, a stronger Canadian dollar exchange rate and a $17.2 million, or 97.6%, increase in sales at our Shoes.com subsidiary to $34 million for the year. Sales per square foot increased to $328 in 2005 from $316 in 2004. Total square footage decreased 7.1% to 539,000.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Gross Profit
Gross profit as a percent of sales increased to 46.2% in 2006 from 44.3% in 2005, or a difference of 1.9%. This increase is primarily due to a more productive store base, after completing our initiative to close underperforming retail stores in 2005, the nonrecurrence of costs incurred of $3.3 million associated with those store closures to liquidate inventory and a more fashionable merchandise mix in 2006.

In 2005, gross profit as a percent of sales decreased to 44.3% from 46.3% in 2004, or a difference of 2.0%. This decline is primarily due to our initiative to close underperforming stores and the associated costs of $3.3 million to liquidate the inventory and lower initial markups.

Selling and Administrative Expenses
Selling and administrative expenses decreased $6.0 million, or 4.7%, to $123.0 million during 2006 compared to $129.0 million in 2005. This decline is primarily due to the nonrecurrence of $10.8 million of expense incurred in conjunction with closing 95 underperforming retail stores in 2005. In addition, the resulting lower store count reduced ongoing retail facilities costs and marketing expense. Offsetting the impact of the store closing charges, a strengthening Canadian exchange rate had the effect of increasing expenses on a U.S. dollar basis by $2.0 million. We also incurred higher costs at our Shoes.com business to support the sales growth. The segment also recognized $0.2 million related to stock options in 2006. As a percent of sales, selling and administrative expenses decreased to 47.7% in 2006 compared to 53.8% in 2005, which is due to the above named factors and a more productive store base.

During 2005, selling and administrative expenses increased $20.9 million, or 19.3%, to $129.0 million compared to $108.1 million in 2004. As a percent of sales, these costs increased to 53.8% in 2005 compared to 51.7% in 2004. This increase is primarily due to $10.8 million of expense recognized in conjunction with closing 95 underperforming stores in 2005. In addition, selling and administrative expenses increased at our e-commerce subsidiary to support the substantial sales growth in 2005.

Operating Earnings
Our Specialty Retail segment incurred an operating loss of $3.8 million in 2006. This loss included strategic initiatives costs of $1.1 million, the majority of which was incurred to close five Via Spiga stores, which were acquired in the Bennett acquisition in 2005. The relatively small operating loss by this segment in 2006 reflects significant improvement over prior years, as the Naturalizer store base now operates at a much more productive level. In addition, our operating earnings improvement reflects a more fashionable merchandise mix and overall success of the Naturalizer brand at both retail and wholesale in 2006.

An operating loss of $22.7 million was incurred in 2005, which included $14.1 million in charges incurred in 2005 to close 95 underperforming Naturalizer retail stores. An operating loss of $11.2 million was incurred in 2004.

OTHER

The Other segment includes unallocated corporate administrative and other costs of $48.9 million, $35.8 million and $30.2 million in 2006, 2005 and 2004, respectively.

The 2006 expenses of $48.9 million represent an increase of $13.1 million as compared to 2005. This is due to several factors:

·	$3.9 million of higher legal and professional fees related to our Redfield insurance coverage recovery efforts
·	$3.7 million of charges incurred in 2006 related to an executive early retirement agreement
·	$1.6 million of charges related to the implementation of our strategic earnings enhancement plan in 2006
·	$1.4 million of expense related to stock options recorded in 2006, as required by SFAS No. 123(R), with no stock option expense recorded in the prior year

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

The 2004 expenses of $30.2 million include a $3.5 million charge related to our guarantee of an Industrial Development Bond in Pennsylvania for a business we divested in 1985, a $2.4 million charge related to the insolvency of an insurance company, which is in liquidation, that insured us for workers’ compensation and casualty losses from 1973 to 1989 and a $1.7 million charge for severance and benefit costs related to reductions in our workforce. The impact of these items was partially offset by lower compensation costs associated with both stock-based and cash-based incentive compensation plans.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

RESTRUCTURING INITIATIVES

Strategic Earnings Enhancement Plan
During 2006, the Company initiated a strategic earnings enhancement plan designed to increase earnings through cost reductions and efficiency initiatives and reallocating resources and investment to drive consumer preference. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. Annual after-tax savings expected to be achieved upon completion of the initiatives are estimated to be $17-$20 million. The costs to implement this plan were $6.3 million ($3.9 million after-tax in 2006) and are estimated to be approximately $23 million in 2007 and $8 million in 2008 ($14 million and $5 million after-tax, respectively), totaling approximately $37 million pretax and $23 million after-tax. These estimates are preliminary and differences may arise between these estimates and actual costs to the Company.

The Company incurred charges totaling $6.3 million ($3.9 million on an after-tax basis) in 2006, the components of which are as follows:

·	Severance and benefit costs — $3.5 million
·	Inventory markdowns — $0.3 million
·	Fixed asset write-offs — $1.2 million
·	Consulting services — $1.3 million

Of the $6.3 million in costs recorded to date, $3.6 million was recorded in the Wholesale Operations segment; $1.6 million was recorded in the Other segment; and $1.1 million was recorded in the Specialty Retail segment. Of the $6.3 million charge, $6.0 million was reflected as a component of selling and administrative expenses and $0.3 million was reflected as a component of cost of goods sold. A tax benefit of $2.4 million was associated with this charge.

Naturalizer Restructuring and Store Closings
During 2005, we announced a series of initiatives to strengthen our Naturalizer brand, including plans to close underperforming Naturalizer stores, consolidate all buying, merchandise planning and allocation functions, consolidate all retail accounting and information systems support and streamline certain Naturalizer wholesale operations, including the sales, marketing and product development areas. In connection with the restructuring, we consolidated the functions listed above and closed 95 Naturalizer retail stores in 2005 at a total cost of $14.7 million, the components of which are as follows:

·	Severance and benefit costs — $2.3 million
·	Costs to buy out leases prior to their normal expiration date — $6.4 million
·	Markdowns to liquidate inventory in closing stores — $3.3 million
·	Fixed asset write-offs — $2.7 million

Of the $14.7 million charge, $3.3 million was reflected in cost of goods sold, and $11.4 million was reflected in selling and administrative expenses. A tax benefit of $5.5 million was associated with this charge.

IMPACT OF INFLATION
The effects of inflation on our business and results of operations have been minor over the last three years, and we do not expect inflation to have a significant impact in the foreseeable future.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	February 3, 2007	January 28, 2006	Increase/ (Decrease)
Total debt, including borrowings under revolving credit agreement	$151.0	$200.0	$(49.0)

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

At the end of 2006, we had $1.0 million of borrowings and $13.3 million of letters of credit outstanding under the Agreement. Total additional borrowing availability was approximately $320 million at the end of 2006.

In conjunction with our acquisition of Bennett in 2005, we issued $150 million aggregate principal amount of 8.75% senior notes in April 2005, due 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under its Amended and Restated Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes due 2012 contain restrictive covenants which limit certain activities including, among other things, levels of indebtedness, payments of dividends, common stock repurchases, mergers and acquisitions, and sales of assets. As of February 3, 2007, we are in compliance with all covenants relating to the Senior Notes.

In 2006, our total debt decreased $49.0 million to $151.0 million, as we utilized, in part, our 2006 cash provided by operating activities. Our ratio of debt-to-total capital decreased to 22.4% at the end of 2006, from 31.5% at the end of 2005. We believe that borrowing capacity under the Agreement will be adequate to meet our expected operational needs and capital expenditure plans.

Working Capital and Cash Flow

($ millions)	February 3, 2007	January 28, 2006	Increase/ (Decrease)
Working capital	$303.8	$267.4	$36.4
Current ratio	1.91:1	1.75:1
	2006	2005	Increase/ (Decrease)
Net cash provided by operating activities	$142.2	$145.9	$(3.7)
Net cash used by investing activities	(83.2)	(241.7)	158.5
Net cash (used) provided by financing activities	(39.6)	49.7	(89.3)
Effect of exchange rate changes on cash	-	0.9	(0.9)
Increase (decrease) in cash and cash equivalents	$19.4	$(45.2)	$64.6

Working capital at February 3, 2007, was $303.8 million, which was $36.4 million higher than at January 28, 2006. Our current ratio, the relationship of current assets to current liabilities, increased from 1.75 to 1 at January 28, 2006, to 1.91 to 1 at February 3, 2007. The increase in working capital is primarily the result of lower borrowings under our revolving credit agreement in 2006. We used cash provided by operating activities, in part, to reduce our outstanding debt balances. At February 3, 2007, we had $53.7 million of cash and cash equivalents, all of which essentially represents cash and cash equivalents of our Canadian and other foreign subsidiaries. At February 3, 2007, approximately $34 million of the cash and cash equivalents balance can be repatriated without incurring incremental tax expense.

The major variances in cash provided (used) in the table above relate to the acquisition of Bennett in April 2005, which was reflected as an investing activity, and the related issuance of the $150 million senior notes, which was reflected as a financing activity. We have also reduced our borrowings outstanding under our revolving credit facility, as discussed earlier. Further, in 2006, we received cash benefits related to the proceeds of stock options exercised and the tax benefit for share based plans totaling $18.5 million as compared to $3.8 million in the prior year.

Cash provided by operating activities in 2006 was $142.2 million, compared to $145.9 million in 2005, a decrease of $3.7 million. Accounts receivable declined $25.5 million, reflecting lower wholesales sales in the fourth quarter and more timely collections. However, prepaid expenses and other current assets increased $19.3 million, primarily driven by prepaid rental expenses for our retail stores, reflecting the impact of the 53rd week of our 2006 fiscal year on the timing of our rental payments.

Cash used by investing activities in 2006 includes a payment to the previous owners of Bennett of $22.7 million related to the achievement of certain performance targets in 2005. Capital expenditures were $60.5 million, the majority of which was for new store openings and store remodelings at Famous Footwear. In 2007, we expect capital expenditures of approximately $60-$65 million, primarily for new stores, store remodeling at Famous Footwear, new cash registers and related equipment and logistics and information technology infrastructure.

Cash used by financing activities was $39.6 million, representing a decrease of debt obligations of $49.0 million, net proceeds from stock option exercises of $10.6 million and $7.9 million for tax benefits related to our share based plans. These were partially offset by the payment of $9.1 million in dividends.

The costs associated with Company’s strategic earnings enhancement plan are expected to be approximately $23 million in 2007 and $8 million in 2008. Approximately 75% of these costs are expected to be cash costs and the remaining 25% are expected to be noncash writeoffs.

As described in Note 17 to the consolidated financial statements, in the second quarter of 2006, we reached agreements with certain insurance carriers to recover environmental remediation costs associated with our Redfield facility and recorded income related to these recoveries, net of related legal expenses, of $7.3 million. We continue to pursue recovery of additional remediation costs from other insurance carriers as well as the Colorado Department of Transportation. However, the amount of such future recoveries and the timing of receipt of such recoveries are not certain.

On April 22, 2005, the Company acquired Bennett Footwear Holdings, LLC and its subsidiaries. The purchase agreement provided that performance based payments of up to $42.5 million may be made to the sellers over a three year period if certain financial targets are met. During 2006, the Company made a payment of $22.7 million related to the achievement of financial targets for the first performance period. The second of three performance periods was completed on February 3, 2007. At this time, the Company does not anticipate that any payment will be made for either the 2006 or 2007 performance periods. However, the Company expects to have sufficient liquidity available to make such contingent payments, should they become due.

We paid dividends totaling $0.21 per share in 2006 and $0.18 per share in each of 2005 and 2004. The 2006 dividends marked the 84th year of consecutive quarterly dividends.

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

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Gift Cards
We sell gift cards to our customers in our retail stores and through our Web sites. Our gift cards do not have expiration dates or inactivity fees. We recognize revenue from gift cards when (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. We recognize gift card breakage at our Famous Footwear division during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings. At this time, we only recognize breakage income for our Famous Footwear division. We will recognize gift card breakage at our other divisions once adequate historical data have been accumulated.

During the third quarter of 2006, after realigning our corporate structure, we recognized $1.0 million of gift card breakage income. We will continue to recognize income from gift card breakage for our Famous Footwear division in the future; however, the amount of income recognized in future periods is expected to be less than the amount recognized in 2006. A total of $1.2 million of gift card breakage income was recognized in 2006.

Inventories
Inventories are our most significant asset, representing 38% of total assets at the end of 2006. We value inventories at the lower of cost or market, with 91% of consolidated inventories using the last-in, first-out (LIFO) method.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices. At our Famous Footwear division, we recognize markdowns when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes gross profit rates at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At all other divisions, we provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross profit rate. We believe these policies reflect the difference in operating models between Famous Footwear and our other divisions. Famous Footwear continually runs promotional events to drive seasonal sales to clear seasonal inventories. The other divisions rely on permanent price reductions to clear slower-moving inventory.

Income Taxes
We provide taxes for the effects of timing differences between financial and tax reporting. These differences relate principally to employee benefit plans, accrued expenses, bad debt reserves, depreciation and inventory.

We evaluate our foreign investment opportunities and plans, as well as our foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that we consider indefinitely reinvested. Based upon that evaluation, earnings of our foreign subsidiaries that are not otherwise subject to U.S. taxation, except for our Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual U.S. deferred taxes on unremitted foreign earnings.

At February 3, 2007, we have net operating loss carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

Lease Accounting

Construction Allowances Received From Landlords
At the time our retail facilities are initially leased, we often receive consideration from landlords, to be applied against the cost of leasehold improvements necessary to open the store. We treat these construction allowances as a lease incentive, as defined by Financial Accounting Standards Board (FASB) Technical Bulletin 88-1. The allowances are recorded as a deferred rent obligation upon receipt and amortized to income over the lease term as a reduction of rent expense. The allowances are reflected as a component of other accrued expenses and deferred rent on the consolidated balance sheets.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

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

Self-Insurance
We are self-insured and/or retain high deductibles for a significant portion of our workers’ compensation, employment practices, group health and disability, and general, auto and property liability insurance. We purchase varying levels of insurance for losses in excess of our deductibles or self-insured retentions for these categories of loss. At February 3, 2007, and January 28, 2006, self-insurance reserves were $13.3 million and $12.9 million, respectively. We utilize (i) estimates from third-party actuaries and claims adjusters, (ii) statistical analyses of historical data for our industry and our company, and (iii) our own estimates to determine required self-insurance reserves. Our reserves and assumptions are reviewed, monitored and adjusted when warranted by changing circumstances. Actual experience may vary from estimates and result in adjustments to our self-insurance liabilities.

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

Litigation and Tax Contingencies
We are the defendant in several claims and lawsuits arising in the ordinary course of business. We do not believe any of these ordinary course of business proceedings will have a material adverse effect on our consolidated financial position or results of operations. We accrue our best estimate of the cost of resolution of these claims. Legal defense costs of such claims are recognized in the period in which we incur the costs. See Note 17 to the consolidated financial statements for a further description of commitments and contingencies.

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

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Environmental expenditures relating to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated and are evaluated independently of any future claims recovery. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company’s commitment to a formal plan of action. Costs of future expenditures for environmental remediation obligations are discounted to their present value, in those situations requiring only continuing maintenance and monitoring based upon a schedule of fixed payments.

Impact of Prospective Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt the new requirements in our fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We continue to evaluate the impact of adopting FIN 48, but we do not expect the impact on its consolidated financial statements to be material.

OFF-BALANCE SHEET ARRANGEMENTS
At February 3, 2007, we were contingently liable for remaining lease commitments of approximately $3.4 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current owners would have to default. At this time, we do not believe this is reasonably likely to occur.

On April 22, 2005, we completed the acquisition of Bennett. Performance based payments of up to $42.5 million may be made to the sellers over a three year period if certain financial targets are met. During 2006, we made a payment of $22.7 million related to the achievement of financial targets for the first performance period. The second of three performance periods was completed on February 3, 2007. At this time, we do not believe any further performance payments will be made for either the second or third performance periods.

CONTRACTUAL OBLIGATIONS
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period. Further information on these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of February 3, 2007, include the following:

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Borrowings under revolving credit agreement(1)	$1.0	$1.0	$-	$-	$-
Long-term debt(2)	150.0	-	-	-	150.0
Operating lease commitments (Note 10)	623.7	134.0	222.9	139.8	127.0
Minimum license and sourcing commitments	44.4	11.6	21.6	8.2	3.0
Purchase obligations(3)	472.6	455.9	16.6	0.1	-
Total	$1,291.7	$602.5	$261.1	$148.1	$280.0
(1)
Borrowings under our revolving credit agreement bears interest at the LIBOR rate plus 1.00%. Interest obligations are not included in the table above. See Note 9 to the consolidated financial statements.

(2)	Long-term debt consists of $150 million Senior Notes bearing interest at 8.75%. Interest obligations are not included in the table above. See Note 9 to the consolidated financial statements.
(3)	Purchase obligations include agreements to purchase goods or services in the normal course of business that specify all significant terms, including quantity and price provisions.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

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

INTEREST RATES
Our financing arrangements include $1.0 million of outstanding variable rate debt under our Revolving Credit Agreement at February 3, 2007. We also have $150 million Senior Notes, which bear interest at a fixed rate of 8.75%. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

At February 3, 2007, the fair value of our long-term debt is estimated at approximately $159.0 million, based upon the pricing of our senior notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $4.8 million for our long-term debt at February 3, 2007.

Information appearing under the caption “Derivative Financial Instruments” in Note 11 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Shareholders and Board of Directors of Brown Shoe Company, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Brown Shoe Company, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brown Shoe Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Brown Shoe Company, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Brown Shoe Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brown Shoe Company, Inc. as of February 3, 2007, and January 28, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007, and our report dated March 20, 2007, except for the third paragraph of Note 14, as to which the date is April 2, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 20, 2007

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Shareholders and Board of Directors of Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. as of February 3, 2007, and January 28, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at February 3, 2007, and January 28, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 158 related to defined benefit pension and other postretirement plans effective February 3, 2007. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R) accounting for stock-based compensation effective January 29, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brown Shoe Company, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 20, 2007,
except for the third paragraph of Note 14, as to which the date is April 2, 2007

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	February 3, 2007	January 28, 2006
ASSETS
Current Assets
Cash and cash equivalents	$53,661	$34,288
Receivables, net of allowances of $15,125 in 2006 and $16,760 in 2005	132,224	158,103
Inventories, net of adjustment to last-in, first-out cost of $9,595 in 2006 and $10,442 in 2005	420,520	414,295
Deferred income taxes	618	6,577
Prepaid expenses and other current assets	31,337	12,408
Total current assets	638,360	625,671
Prepaid pension costs	76,667	57,735
Other assets	29,446	28,595
Property and equipment, net	138,164	116,555
Goodwill and intangible assets, net	216,420	198,737
Total assets	$1,099,057	$1,027,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$1,000	$50,000
Trade accounts payable	185,767	173,083
Employee compensation and benefits	76,129	59,916
Other accrued expenses	70,191	71,493
Income taxes	1,429	3,828
Total current liabilities	334,516	358,320
Other Liabilities
Long-term debt	150,000	150,000
Deferred rent	38,025	36,219
Deferred income taxes	19,234	20,317
Other liabilities	33,637	28,227
Total other liabilities	240,896	234,763
Shareholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, $3.75 par value, 100,000,000 shares authorized; 43,268,709 and 41,566,423 shares outstanding in 2006 and 2005, respectively	162,258	155,874
Additional paid-in capital	-	(17,431)
Accumulated other comprehensive income	11,881	2,822
Retained earnings	349,506	292,945
Total shareholders’ equity	523,645	434,210
Total liabilities and shareholders’ equity	$1,099,057	$1,027,293
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2006	2005	2004
Net sales	$2,470,930	$2,292,057	$1,941,804
Cost of goods sold	1,500,037	1,393,753	1,157,437
Gross profit	970,893	898,304	784,367
Selling and administrative expenses	862,766	809,673	720,599
Operating earnings	108,127	88,631	63,768
Interest expense	(17,310)	(18,832)	(8,410)
Interest income	2,610	1,348	929
Earnings before income taxes	93,427	71,147	56,287
Income tax provision	(27,719)	(30,147)	(12,982)
Net earnings	$65,708	$41,000	$43,305
Basic earnings per common share	$1.56	$1.00	$1.07
Diluted earnings per common share	$1.51	$0.96	$1.02
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Consolidated Statements of Cash Flows

($ thousands)	2006	2005	2004
Operating Activities
Net earnings	$65,708	$41,000	$43,305
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	34,960	35,054	31,895
Amortization	6,848	5,280	15
Share-based compensation expense (income)	9,721	3,301	(2,698)
Loss on disposal of facilities and equipment	1,895	1,569	1,071
Impairment charges for facilities and equipment	1,922	1,422	3,089
Provision for (recoveries from) doubtful accounts	737	282	(203)
Foreign currency transaction losses (gains)	79	51	(4)
Changes in operating assets and liabilities:
Receivables	25,504	(40,201)	(15,370)
Inventories	(6,225)	36,572	(45,240)
Prepaid expenses and other current assets	(19,291)	358	(818)
Trade accounts payable	12,684	23,450	27,305
Accrued expenses	14,911	30,242	2,152
Income taxes	(2,399)	(3,881)	4,477
Deferred rent	1,806	2,164	6,430
Deferred income taxes	(906)	3,464	(3,873)
Collection of insurance receivable	-	3,278	1,473
Other, net	(5,767)	2,521	(1,178)
Net cash provided by operating activities	142,187	145,926	51,828

Investing Activities
Acquisition cost, net of cash received	(22,700)	(206,026)	-
Capital expenditures	(60,523)	(36,800)	(46,227)
Other	-	1,141	153
Net cash used by investing activities	(83,223)	(241,685)	(46,074)

Financing Activities
(Decrease) increase in borrowings under revolving credit agreement	(49,000)	(92,000)	22,500
Debt issuance costs	-	(4,733)	(1,274)
Proceeds from issuance of senior notes	-	150,000	-
Proceeds from stock options exercised	10,560	2,585	2,581
Tax benefit related to share-based plans	7,947	1,189	1,350
Dividends paid	(9,147)	(7,353)	(7,266)
Net cash (used) provided by financing activities	(39,640)	49,688	17,891
Effect of exchange rate changes on cash	49	911	146
Increase (decrease) in cash and cash equivalents	19,373	(45,160)	23,791
Cash and cash equivalents at beginning of year	34,288	79,448	55,657

Cash and cash equivalents at end of year	$53,661	$34,288	$79,448
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Consolidated Statements of Shareholders’ Equity

				Accumulated
			Additional	Other		Total
($ thousands, except number of shares	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
and per share amounts)	Shares	Dollars	Capital	Income (Loss)	Earnings	Equity
BALANCE JANUARY 31, 2004	40,672,326	$152,521	$(20,766)	$(4,934)	$223,259	$350,080
Net earnings					43,305	43,305
Currency translation adjustment				2,684		2,684
Unrealized gains on derivative instruments, net of tax provision of $787				1,738		1,738
Minimum pension liability, net of tax benefit of $278				(471)		(471)
Comprehensive income						47,256
Dividends ($0.178 per share)					(7,266)	(7,266)
Stock issued under employee benefit and restricted stock plans	371,704	1,394	1,187			2,581
Tax benefit related to share-based plans			1,350			1,350
Share-based compensation income			(2,698)			(2,698)
BALANCE JANUARY 29, 2005	41,044,030	$153,915	$(20,927)	$(983)	$259,298	$391,303
Net earnings					41,000	41,000
Currency translation adjustment				3,400		3,400
Unrealized gains on derivative instruments, net of tax provision of $223				414		414
Minimum pension liability, net of tax benefit of $27				(9)		(9)
Comprehensive income						44,805
Dividends ($0.178 per share)					(7,353)	(7,353)
Stock issued under employee benefit and restricted stock plans	522,393	1,959	(994)			965
Tax benefit related to share-based plans			1,189			1,189
Share-based compensation expense			3,301			3,301
BALANCE JANUARY 28, 2006	41,566,423	$155,874	$(17,431)	$2,822	$292,945	$434,210
Net earnings					65,708	65,708
Currency translation adjustment				(1,504)		(1,504)
Unrealized gains on derivative instruments, net of tax provision of $457				1,435		1,435
Minimum pension liability, net of tax benefit of $8				(12)		(12)
Comprehensive income						65,627
Adjustment for initial application of SFAS No. 158, net of deferred tax liability of $5,893 (Note 5)				9,140		9,140
Dividends ($0.213 per share)					(9,147)	(9,147)
Stock issued under employee benefit and restricted stock plans	1,702,286	6,384	(237)			6,147
Tax benefit related to share-based plans			7,947			7,947
Share-based compensation expense			9,721			9,721
BALANCE FEBRUARY 3, 2007	43,268,709	$162,258	$ -	$11,881	$349,506	$523,645
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Brown Shoe Company, Inc. (the “Company”), founded in 1878, is a footwear retailer and wholesaler. The Company’s shares trade under the “BWS” symbol on the New York and Chicago Stock Exchanges.

The Company provides a broad offering of branded, licensed and private-label casual, athletic and dress footwear products to women, children and men. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,289 retail shoe stores in the United States and Canada primarily under the Famous Footwear and Naturalizer names. In addition, through its Wholesale Operations division, the Company designs, sources and markets footwear to retail stores domestically and internationally, including department stores, mass merchandisers and specialty shoe stores. In 2006, approximately 62% of the Company’s sales were at retail, compared to 62% in 2005 and 68% in 2004. See Note 7 for additional information regarding the Company’s business segments.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Accounting Period
The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2006, 2005 and 2004 ended on February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Fiscal year 2006 included 53 weeks and fiscal years 2005 and 2004 each included 52 weeks. The impact of having the 53rd week in fiscal year 2006 was to increase net sales at our retail divisions by approximately $22.5 million. The earnings impact of the 53rd week is immaterial to fiscal year 2006.

Basis of Presentation
On March 7, 2007, the Company’s Board of Directors authorized a three-for-two split of its common stock, to be effected in the form of a dividend of one share of stock for every two shares outstanding. All share and per share data provided herein gives effect to this stock split, applied retroactively. Certain other prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Receivables
The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. During 2006, 2005 and 2004, the Company recognized provision for (recoveries from) doubtful accounts of $0.7 million, $0.3 million and $(0.2) million, respectively. Certain additional reserves and allowances are carried as a reduction of gross receivables to reflect co-op advertising and other allowances to be granted to customers, as well as anticipated reserves for products to be returned.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Inventories
All inventories are valued at the lower of cost or market, with 91% of consolidated inventories using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, inventories would have been $9.6 million and $10.4 million higher at February 3, 2007, and January 28, 2006, respectively. Substantially all inventory is finished goods.

The cost of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are reflected in cost of goods sold. Costs of warehousing and distribution are reflected in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $64.4 million, $60.7 million and $54.3 million in 2006, 2005 and 2004, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expense and are expensed as incurred. Such sourcing and procurement costs totaled $25.9 million, $27.5 million and $21.1 million in 2006, 2005 and 2004, respectively.

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

Computer Software Costs
The Company capitalizes in other assets certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. Other assets includes $23.5 million and $21.1 million of unamortized computer software costs as of February 3, 2007 and January 28, 2006, respectively.

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

On April 22, 2005, the Company acquired Bennett Footwear Holdings, LLC and its subsidiaries (“Bennett”). The purchase agreement provided that performance based payments of up to $42.5 million may be made to the sellers over a three year period if certain financial targets are met. During 2006, the Company made a payment of $22.7 million related to the achievement of financial targets for the first performance period. The second of three performance periods was completed on February 3, 2007. The Company does not anticipate that any payment will be made for either the 2006 or 2007 performance periods.

As of February 3, 2007, goodwill of $129.6 million and intangible assets of $86.8 million (net of $13.2 million accumulated amortization) were attributable to the Company’s operating segments as follows: $3.5 million for Famous Footwear, $203.4 million for Wholesale operations and $9.5 million for Specialty Retailing segment. Intangible assets of $10.7 million related to a trademark acquired in the Bennett acquisition and other intangible assets of $0.4 million are not subject to amortization. Amortization expense related to intangible assets was $6.8 million and $5.3 million in 2006 and 2005, respectively. The Company estimates the following amortization expense related to intangible assets: $6.8 million in 2007, $6.8 million in 2008, $6.8 million in 2009, $6.7 million in 2010, and $6.7 million in 2011.

As a result of its annual impairment testing, the Company did not record any impairment charges during 2006 or 2005 related to goodwill or intangible assets.

Self-Insurance Reserves
The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, employment practices, group health and disability, and general, auto and property liability insurance. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

and the industry, and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on information known at February 3, 2007, the Company believes it has provided adequate reserves for its self-insurance exposure. As of February 3, 2007, and January 28, 2006, self-insurance reserves were $13.3 million and $12.9 million, respectively.

Revenue Recognition
Retail sales are net of returns and exclude sales tax. Wholesale sales and sales through the Company’s Web sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through the Company’s Web sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are determined based on experience. Revenue is recognized on license fees related to Company-owned brand names, where the Company is licensor, when the related sales of the licensee are made.

Gift Cards
The Company sells gift cards to its customers in its retail stores and through its Web sites. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage at its Famous Footwear division during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings. At this time, the Company only recognizes breakage income for its Famous Footwear division. The Company will recognize gift card breakage at its other divisions once adequate historical data have been accumulated.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events or unfavorable trends, property and equipment at stores indicated as impaired are written down to fair value using a discounted cash flow technique. The Company recorded asset impairment charges primarily related to underperforming retail stores of $1.9 million during 2006, of which $1.0 million relates to the Specialty Retail segment and $0.9 million relates to our Famous Footwear segment. During 2005, the Company recorded asset impairment charges of $1.4 million, of which $0.4 million related to the Specialty Retail segment and $1.0 million related to our Famous Footwear segment. During 2004, the Company recorded asset impairment charges of $3.1 million, of which $1.5 million related to our Famous Footwear segment and $1.6 million related to the Specialty Retail segment. Impairment charges are recorded within selling and administrative expenses on the consolidated statements of earnings.

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

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Total advertising and marketing expense was $72.0 million, $64.0 million and $54.2 million in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, these costs were offset by co-op advertising allowances recovered by the Company’s retail divisions of $6.6 million, $6.2 million and $5.3 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $9.4 million, $9.2 million and $8.0 million for 2006, 2005 and 2004, respectively. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $0.4 million and $0.6 million at February 3, 2007, and January 28, 2006, respectively.

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

Construction Allowances Received From Landlords
At the time its retail facilities are initially leased, the Company often receives consideration from landlords, to be applied against the cost of leasehold improvements necessary to open the store. The Company treats these construction allowances as a lease incentive, as defined by Financial Accounting Standards Board (FASB) Technical Bulletin 88-1. The allowances are recorded as a deferred rent obligation upon receipt and amortized to income over the lease term as a reduction of rent expense. The allowances are reflected as a component of other accrued expenses and deferred rent on the consolidated balance sheets.

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

Share-Based Compensation
As of February 3, 2007, the Company has three share-based compensation plans, which are described more fully in Note 15. Through 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See “Impact of New and Prospective Accounting Pronouncements” below for discussion of changes in share-based compensation for 2006. Compensation income or expense was

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

recognized in net earnings for stock performance plans and restricted stock grants. No compensation cost was reflected in net earnings in 2005 and 2004 for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock options outstanding in 2005 and 2004:

($ thousands, except per share amounts)	2005	2004
Net earnings, as reported	$41,000	$43,305
Add: Total share-based compensation expense (income) included in reported net earnings, net of related tax effect	2,017	(1,700)
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of related tax effect	(5,775)	(1,467)
Pro forma net earnings	$37,242	$40,138
Earnings per share:
Basic - as reported	$1.00	$1.07
Basic - pro forma	0.91	1.00
Diluted - as reported	0.96	1.02
Diluted - pro forma	0.88	0.95

Impact of New and Prospective Accounting Pronouncements

FASB Statement No. 123(R), Share-Based Payment
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company historically provided pro forma disclosures of stock option expense in the notes to the Company’s financial statements as previously allowed by SFAS No. 123, rather than recognizing the impact of such expense in the financial statements. The Company has adopted the provisions of SFAS No. 123(R) at the beginning of fiscal 2006, utilizing the modified-prospective transition method. Under the modified-prospective transition method, the expense associated with awards that were granted but not vested upon adoption of SFAS No. 123(R) is based upon the same estimate of the fair value at grant date as previously used under SFAS No. 123. New grants will continue to be valued under the Black-Scholes valuation model. See Note 15 for further information regarding the adoption of SFAS No. 123(R).

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires a company to recognize on its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. SFAS No. 158 also requires that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year for determination of funded status. Changes in funded status of a defined benefit postretirement plan will be recognized in comprehensive income in the year which the changes occur. As required by SFAS No. 158, the Company adopted the balance sheet recognition provisions at the end of fiscal 2006 and will adopt the year-end measurement date in 2008. See Note 5 for further information regarding the adoption of SFAS No. 158.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company continues to evaluate the impact of adopting FIN 48, but does not expect the impact on its consolidated financial statements to be material.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

2.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

($ thousands, except per share amounts)	2006	2005	2004
NUMERATOR
Net earnings	$65,708	$41,000	$43,305
DENOMINATOR (thousand shares)
Denominator for basic earnings per common share	42,225	40,890	40,310
Dilutive effect of unvested restricted stock and stock options	1,414	1,634	2,009
Denominator for diluted earnings per common share	43,639	42,524	42,319
Basic earnings per common share	$1.56	$1.00	$1.07
Diluted earnings per common share	$1.51	$0.96	$1.02

Options to purchase 15,000, 832,305 and 694,425 shares of common stock in 2006, 2005 and 2004, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

3.	COMPREHENSIVE INCOME
Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments, unrealized gains and losses from derivatives used for hedging activities and minimum pension liability adjustments.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended February 3, 2007, January 28, 2006 and January 29, 2005.

($ thousands)	2006	2005	2004
Net earnings	$65,708	$41,000	$43,305
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,504)	3,400	2,684
Minimum pension liability adjustment	(12)	(9)	(471)
Unrealized gains (losses) on derivative instruments	647	(1,155)	(154)
Net loss from derivatives reclassified into earnings	788	1,569	1,892
	(81)	3,805	3,951
Comprehensive income	$65,627	$44,805	$47,256

The following table sets forth the balance in accumulated other comprehensive income (loss) for the Company at February 3, 2007, January 28, 2006 and January 29, 2005:

($ thousands)	2006	2005	2004
Foreign currency translation gains	$2,487	$3,991	$591
Unrealized gains (losses) on derivative financial instruments	746	(689)	(1,103)
Pension liability adjustment	–	(480)	(471)
Pension and other postretirement benefits	8,648	–	–
Accumulated other comprehensive income (loss)	$11,881	$2,822	$(983)

The change in the pension liability adjustment in 2006 is the result of the initial adoption of SFAS No. 158. See Note 5 for further information.

See additional information related to derivative instruments in Note 11.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

4.	RESTRUCTURING INITIATIVES

Strategic Earnings Enhancement Plan
During 2006, the Company initiated a strategic earnings enhancement plan designed to increase earnings through cost reductions and efficiency initiatives and reallocating resources and investment to drive consumer preference. Key elements of the plan include (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. The total costs to implement these plans are estimated to be in the range of $34-$38 million ($21-$23 million on after-tax basis). These estimates are preliminary and differences may arise between these estimates and actual costs to the Company. The Company incurred charges totaling $6.3 million ($3.9 million on an after-tax basis) in 2006.

The following is a summary of the activity in the reserve, by category of costs:

($ millions)	Employee Severance	Lease Buyouts	Inventory Markdowns	Fixed Asset Write-Offs	Consulting Services	Other	Total
Original charges and reserve balance	$3.5	$(0.1)	$0.3	$1.2	$1.3	$0.1	$6.3
Amounts settled in 2006	(1.1)	(0.2)	(0.3)	(1.2)	(1.1)	(0.1)	(4.0)
Reserve balance at February 3, 2007	$2.4	$(0.3)	$–	$–	$0.2	$–	$2.3

Of the $6.3 million in costs recorded to date, $3.6 million was recorded in the Wholesale Operations segment, $1.6 million was recorded in the Other segment, and $1.1 million was recorded in the Specialty Retail segment. Of the $6.3 million charge, $6.0 million was reflected as a component of selling and administrative expenses and $0.3 million was reflected as a component of cost of goods sold. A tax benefit of $2.4 million was associated with this charge.

Inventory markdowns and the write-off of assets are noncash items.

Naturalizer Restructuring and Store Closings
During 2005, the Company completed a series of initiatives to strengthen its Naturalizer brand, including the closure of underperforming Naturalizer stores, the consolidation of all buying, merchandise planning and allocation functions, the consolidation of all retail accounting and information systems support and the streamlining of certain Naturalizer wholesale operations, including the sales, marketing and product development areas. In connection with the restructuring, the Company consolidated the functions listed above and closed 95 Naturalizer retail stores in 2005 at a total cost of $14.7 million.

Of the $14.7 million charge, $14.1 million was reflected in the Specialty Retail segment and $0.6 million was reflected in the Wholesale Operations segment. Of this charge, $3.3 million was reflected in cost of goods sold, and $11.4 million was reflected in selling and administrative expenses. A tax benefit of $5.5 million was associated with this charge.

The following is a summary of the activity in the reserve, by category of costs:

($ millions)	Employee Severance	Lease Buyouts	Inventory Markdowns	Fixed Asset Write-Offs	Total
Original charges and reserve balance	$2.3	$6.4	$3.3	$2.7	$14.7
Amounts settled in 2005	(1.5)	(6.3)	(3.3)	(2.7)	(13.8)
Amounts settled in 2006	(0.8)	(0.1)	–	–	(0.9)
Reserve balance at February 3, 2007	$–	$–	$–	$–	$–

Inventory markdowns and the write-off of assets are noncash items.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

5.	RETIREMENT AND OTHER BENEFIT PLANS
The Company sponsors pension plans in both the United States and Canada. The Company’s domestic pension plans cover substantially all United States employees. Under the domestic plans, salaried, management and certain hourly employees’ pension benefits are based on the employee’s highest consecutive five years of compensation during the ten years before retirement; hourly employees’ and union members’ benefits are based on stated amounts for each year of service. The Company’s Canadian pension plans cover certain employees based on plan specifications. Under the Canadian plans, employees’ pension benefits are based on the employee’s highest consecutive five years of compensation during the ten years before retirement. The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations. As currently permitted by SFAS No. 87, Employers Accounting for Pensions, the Company used a measurement date of December 31 for its pension and postretirement plans. Year end asset and obligation amounts are disclosed as of the plan measurement dates.

The Company also maintains an unfunded Supplemental Executive Retirement Plan (SERP). As of February 3, 2007, the projected benefit obligation of this plan was $17.0 million, and the accumulated benefit obligation was $14.0 million.

In addition to providing pension benefits, the Company sponsors unfunded defined benefit postretirement health and life insurance plans that cover both salaried and hourly employees who had become eligible for benefits by January 1, 1995. The postretirement healthcare plans are offered on a shared-cost basis only to employees electing early retirement. This coverage ceases when the employee reaches age 65 and becomes eligible for Medicare. The retirees’ contributions are adjusted annually, and the Company intends to continue to increase retiree contributions in the future. The life insurance plans provide coverage ranging from $1,000 to $28,000 for qualifying retired employees.

As discussed in Note 1, on February 3, 2007, the Company adopted the balance sheet recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Company will adopt the year-end measurement date in 2008. Since our primary defined benefit pension plan is in an overfunded position, prepaid pension costs have been recognized on our balance sheet under SFAS No. 87, and such asset increased as a result of the adoption of SFAS No. 158. The liability for our SERP plan, which is unfunded, has increased as a result of the adoption of SFAS No. 158. Additionally, SFAS No. 87 required the recognition of an additional minimum liability (AML) if the market value of plan assets was less than the accumulated benefit obligation at the measurement date. The AML was eliminated upon the adoption of SFAS No. 158. The net impact of recording SFAS No. 158 for the Company is primarily to increase prepaid pension costs, other liabilities, deferred tax liabilities and shareholder’s equity. The following summarizes the effect of the required changes:

($ thousands)	February 3, 2007, Prior to AML and SFAS No. 158 Adjustments	AML Adjustment per SFAS No. 87	SFAS No. 158 Adjustment	February 3, 2007, Post AML and SFAS No. 158 Adjustments

Assets
Prepaid pension costs	$ 58,612	$ –	$ 18,055	$ 76,667
Goodwill and intangible assets, net	216,933	(146)	(367)	216,420

Liabilities
Deferred income taxes	13,349	(8)	5,893	19,234
Other liabilities (includes SERP liability)	31,108	(126)	2,655	33,637

Shareholders’ Equity
Accumulated other comprehensive income (loss)	2,753	(12)	9,140	11,881

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2006	2005	2006	2005
Benefit obligation at beginning of year	$172,954	$157,046	$4,392	$4,666
Service cost	7,864	6,874	–	–
Interest cost	10,162	9,364	251	254
Plan participants’ contribution	19	18	62	60
Plan amendments	36	–	–	–
Actuarial (gain) loss	(5,876)	7,278	(55)	(203)
Benefits paid	(9,317)	(8,156)	(356)	(385)
Special termination benefits	1,469	–	–	–
Settlement gain	(394)	–	–	–
Curtailment loss	–	22	–	–
Foreign exchange rate changes	(204)	508	–	–
Benefit obligation at end of year	$176,713	$172,954	$4,294	$4,392

The accumulated benefit obligation for the United States pension plans was $154.3 million and $149.9 million as of February 3, 2007, and January 28, 2006, respectively. The accumulated benefit obligation for the Canadian pension plans was $5.4 million and $6.2 million as of February 3, 2007, and January 28, 2006, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted Average Assumptions Used to Determine Benefit Obligations, End of Year	2006	2005	2006	2005
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Assumed healthcare cost trend rates have a minor effect on the benefit obligations reported for healthcare plans. A 1-percentage-point change in the assumed healthcare cost trend rates would have the following effect:

($ thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on postretirement benefit obligation	$9	$(9)

Plan Assets
The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2006	2005	2006	2005
Fair value of plan assets at beginning of year	$224,277	$210,348	$-	$-
Actual return on plan assets	20,545	21,322	-	-
Employer contributions	1,457	212	294	325
Plan participants’ contributions	19	18	62	60
Benefits paid	(9,317)	(8,156)	(356)	(385)
Settlements	(394)	-	-	-
Foreign exchange rate changes	(213)	533	-	-
Fair value of plan assets at end of year	$236,374	$224,277	$-	$-

Employer contributions and benefits paid in the above table include both those amounts contributed directly to and paid directly from plan assets and those amounts paid directly to plan participants.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

The asset allocation for the Brown Shoe Company, Inc. Retirement Plan at the end of 2006 and 2005 and the target allocation for 2007, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at Year-End
	for 2007	2006	2005
Asset Category
Domestic equities	60%	64%	64%
Debt securities	30%	30%	30%
Foreign equities	10%	6%	6%
Total	100%	100%	100%

Domestic equities do not include any Company stock at February 3, 2007, or January 28, 2006. Plan assets are valued at fair value based on quoted market values.

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

Assets of the Canadian pension plans, which total approximately $6.7 million at February 3, 2007, were invested 56% in equity funds, 40% in bond funds and 4% in money market funds. The Canadian pension plans did not include any Company stock as of February 3, 2007, or January 28, 2006.

Funded Status
The following table reconciles the funded status of all plans, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2006	2005	2006	2005
Over (under) funded status at end of year	$59,661	$51,323	$(4,294)	$(4,392)
Unrecognized net actuarial loss	N/A	(3,921)	N/A	(186)
Unrecognized prior service cost	N/A	902	N/A	-
Unrecognized net transition asset	N/A	(929)	N/A	-
Net amount recognized at end of year	$59,661	$47,375	$(4,294)	$(4,578)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2006	2005		2006	2005
Prepaid pension costs (noncurrent asset)	$76,667	$	N/A	$-	$	N/A
Accrued benefit liabilities (current liability)	(5,452)		N/A	(478)		N/A
Accrued benefit liabilities (noncurrent liability)	(11,554)		N/A	(3,816)		N/A
Prepaid benefit cost	N/A		57,735	N/A		-
Accrued benefit cost	N/A		(11,658)	N/A		(4,578)
Intangible asset	N/A		513	N/A		-
Accumulated other comprehensive income	N/A		785	N/A		-
Net amount recognized at end of year	$59,661		$47,375	$(4,294)		$(4,578)

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
($ thousands)	2006	2005	2006	2005
End of Year
Projected benefit obligation	$17,006	$15,603	$17,006	$15,603
Accumulated benefit obligation	13,974	11,658	13,974	11,658
Fair value of plan assets	-	-	-	-

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefits cost (income) at February 3, 2007, and the expected amortization of these amounts as components of net periodic benefit cost (income) for the year ended February 2, 2008, are as follows:

($ thousands)	Pension Benefits	Other Postretirement Benefits
Components of accumulated other comprehensive (income) loss, net of tax:
Net actuarial gain	$(8,456)	$(140)
Net prior service cost	359	-
Net transition asset	(411)	-
	$(8,508)	$(140)
Expected 2007 amortization, net of tax:
Amortization of actuarial losses (gains)	$182	$(6)
Amortization of prior service cost	174	-
Amortization of net transition asset	(104)	-
	$252	$(6)

Net Periodic Benefit Cost
Net periodic benefit cost (income) for 2006, 2005 and 2004 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2006	2005	2004	2006	2005		2004

Service cost	$7,864	$6,874	$6,176	$-	$		$-
Interest cost	10,162	9,364	8,699	251		254	261
Expected return on assets	(17,167)	(16,391)	(15,315)	-		-	-
Curtailment loss		22	-			-	-
Amortization of:
Actuarial loss (gain)	542	525	538	(10)		(84)	(141)
Prior service cost	348	404	314	-		-	-
Net transition asset	(176)	(189)	(177)	-		-	-
Special termination benefits	1,470	-	-	-		-	-
Settlement cost	82	85	-	-		-	-
Total net periodic benefit cost	$3,125	$694	$235	$241		$170	$120

	Pension Benefits			Other Postretirement Benefits
Weighted Average Assumptions Used to Determine Net Cost	2006	2005	2004	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Expected return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A
Healthcare cost trend on covered charges	N/A	N/A	N/A	8.00%	8.00%	8.00%

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

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

Assumed healthcare cost trend rates have a negligible effect on the cost reported for healthcare plans.

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plans	SERP	Total	Other Postretirement Benefits
Employer Contributions
2007 expected contributions to plan trusts	$56	$-	$56	$-
2007 expected contributions to plan participants	-	5,452	5,452	478

Expected Benefit Payments
2007	$6,413	$5,452	$11,865	$478
2008	7,098	190	7,288	460
2009	7,489	843	8,332	435
2010	7,883	1,279	9,162	405
2011	8,282	1,743	10,025	370
2012 - 2016	47,569	15,452	63,021	1,550

Defined Contribution Plans
The Company’s domestic defined contribution 401(k) plans cover salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions generally up to a maximum of 3.5% of the employee’s salary. The Company’s expense for this plan was $3.5 million, $3.4 million and $2.8 million in 2006, 2005 and 2004, respectively.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.2 million in each of 2006, 2005 and 2004.

6.	INCOME TAXES
The components of earnings before income taxes consisted of domestic earnings before income taxes of $51.3 million, $39.3 million and $31.9 million in 2006, 2005 and 2004, respectively, and foreign earnings before income taxes of $42.1 million, $31.8 million and $24.4 million in 2006, 2005 and 2004, respectively.

During 2005, the Company repatriated $102 million of previously untaxed earnings from our foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Company recognized $12.0 million of tax expense associated with the repatriation.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

The components of income tax provision (benefit) on earnings were as follows:

($ thousands)	2006	2005	2004
Federal
Current	$25,787	$28,543	$14,706
Deferred	(4,822)	(3,176)	(3,846)
	20,965	25,367	10,860
State	2,960	3,026	347
Foreign	3,794	1,754	1,775
Total income tax provision	$27,719	$30,147	$12,982

The Company made federal, state and foreign tax payments, net of refunds, of $24.8 million, $29.7 million and $10.4 million in 2006, 2005 and 2004, respectively.

The differences between the tax expense reflected in the financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2006	2005	2004
Income taxes at statutory rate	$32,699	$24,901	$19,700
State income taxes, net of federal tax benefit	1,924	1,622	226
Tax on earnings repatriated from foreign subsidiaries	-	12,002	-
Tax impact of nondeductible stock option expense in 2006	1,149	-	-
Foreign earnings taxed at lower rates	(9,004)	(7,676)	(5,423)
Reduction of valuation allowance on net operating loss carryforward	-	(636)	-
Other	951	(66)	(1,521)
Total income tax provision	$27,719	$30,147	$12,982

The Other category of income tax provision principally represents the impact of expenses that are not deductible for federal income tax purposes. For 2004, the Other category of income tax provision also includes $1.0 million of tax benefit related to the elimination of the Company’s valuation allowance associated with its foreign tax credit carryforwards, as a result of the Jobs Creation Act.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	February 3, 2007	January 28, 2006
Deferred Tax Assets
Employee benefits, compensation and insurance	$12,106	$9,495
Accrued expenses	10,357	7,405
Depreciation	1,482	-
Postretirement and postemployment benefit plans	2,481	2,635
Deferred rent	11,004	12,143
Allowance for doubtful accounts	2,548	3,596
Net operating loss (NOL) carryforward	2,864	3,696
Unrealized loss on derivatives	-	329
Inventory capitalization and inventory reserves	3,326	3,333
Other	2,592	2,521
Total deferred tax assets, before valuation allowance	48,760	45,153
Valuation allowance for NOL carryforward	(1,601)	(1,627)
Total deferred tax assets, net of valuation allowance	47,159	43,526
Deferred Tax Liabilities
Retirement plans	(24,148)	(17,116)
LIFO inventory valuation	(21,407)	(14,370)
Goodwill and intangible assets	(19,416)	(19,849)
Depreciation	-	(5,378)
Other	(804)	(553)
Total deferred tax liabilities	(65,775)	(57,266)
Net deferred tax liability	$(18,616)	$(13,740)

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

At the end of 2006, the Company had a net operating loss carryforward with a tax value of $1.6 million, related to a majority-owned subsidiary, which expires in fiscal 2019, and various state net operating loss carryforwards with tax values totaling $1.3 million. A valuation allowance of $1.6 million has been established related to these operating loss carryforwards.

As of February 3, 2007, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. At February 3, 2007, the Company had $53.7 million of cash and cash equivalents at our Canadian and other foreign subsidiaries.

The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to U.S. taxation, except for the Company’s Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual U.S. deferred taxes on unremitted foreign earnings. If our unremitted foreign earnings were not considered indefinitely reinvested as of February 3, 2007, additional deferred taxes of approximately $15.3 million would have been provided.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company continues to evaluate the impact of adopting FIN 48, but does not expect the impact on its consolidated financial statements to be material.

7.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments include Famous Footwear, Wholesale Operations, Specialty Retail and Other.

Famous Footwear, which represents the Company’s largest division, operated 999 stores at the end of 2006, primarily selling branded footwear for the entire family.

Wholesale Operations source and market branded, licensed and private-label footwear primarily to department stores, mass merchandisers, independent retailers and Company-owned Naturalizer Retail and Famous Footwear stores.

The Specialty Retail operations include 147 stores in the United States and 143 stores in Canada at year-end, selling primarily Naturalizer brand footwear in regional malls and outlet centers.

The Other segment includes the corporate assets and administrative and other expenses which are not allocated to the operating units.

The Company’s reportable segments are operating units that market to different customers and are each managed separately as they distribute their products on a retail or wholesale basis. An operating segment’s performance is evaluated and resources are allocated based on operating earnings. Operating earnings represent gross profit less selling and administrative expenses. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment sales are generally recorded at a profit to the selling division. All intersegment earnings related to inventory on hand at the purchasing division are eliminated against the earnings of the selling segment.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Fiscal 2006
External sales	$1,282,211	$930,790	$257,929	$-	$2,470,930
Intersegment sales	4,003	175,442	-	-	179,445
Depreciation and amortization	26,366	9,102	4,707	1,633	41,808
Operating earnings (loss)	89,834	70,962	(3,794)	(48,875)	108,127
Operating segment assets	411,432	465,887	78,242	143,496	1,099,057
Capital expenditures	37,260	4,983	4,764	13,516	60,523

Fiscal 2005
External sales	$1,187,166	$864,928	$239,963	$-	$2,292,057
Intersegment sales	2,108	157,537	-	-	159,645
Depreciation and amortization	24,355	6,927	7,160	1,892	40,334
Operating earnings (loss)	67,035	80,065	(22,687)	(35,782)	88,631
Operating segment assets	381,941	488,705	64,840	91,807	1,027,293
Capital expenditures	29,197	1,142	4,956	1,505	36,800

Fiscal 2004
External sales	$1,116,686	$615,884	$209,234	$-	$1,941,804
Intersegment sales	1,589	160,861	-	-	162,450
Depreciation and amortization	22,319	1,349	6,095	2,147	31,910
Operating earnings (loss)	60,290	44,877	(11,247)	(30,152)	63,768
Operating segment assets	385,981	242,775	71,760	145,618	846,134
Capital expenditures	34,117	2,934	6,992	2,184	46,227

Following is a reconciliation of operating earnings to earnings before income taxes:

($ thousands)	2006	2005	2004
Total operating earnings	$108,127	$88,631	$63,768
Interest expense	(17,310)	(18,832)	(8,410)
Interest income	2,610	1,348	929
Earnings before income taxes	$93,427	$71,147	$56,287

In 2006, the impact of special charges included in operating earnings was as follows:

·	Wholesale Operations - $3.6 million of charges related to implementation of strategic initiatives, $3.8 million related to Bass exit costs
·	Specialty Retail - $1.1 million of charges related to strategic initiatives
·	Other - $1.6 million of charges related to strategic initiatives, $1.6 million of income related to net environmental insurance recoveries and charges

In 2005, the impact of special charges included in operating earnings was as follows:

·	Wholesale Operations — $0.6 million related to the initiatives to strengthen the Naturalizer brand
·
Specialty Retail — $14.1 million related to the initiatives to strengthen the Naturalizer brand, including the closing of 95 underperforming Naturalizer stores and the consolidation of retail accounting and information systems support, including the consolidation of all buying, merchandise planning and allocation functions

In 2004, the impact of special charges and costs included in operating earnings was as follows:

·	Wholesale Operations — $5.6 million in transition and assimilation costs related to the acquisition of the Bass footwear license
·
Other — $3.5 million charge related to the Company’s guarantee of an Industrial Development Bond in Pennsylvania for a business it had divested in 1985, $2.4 million related to the insolvency of an insurance company which is now in liquidation that insured the Company for workers’ compensation and casualty losses from 1973 to 1989, $1.7 million for severance and benefit costs related to the reductions in our workforce across the Company

For geographic purposes, the domestic operations include the wholesale distribution of branded, licensed and private-label footwear to a variety of retail customers and nationwide operation of our retail chains, including Famous Footwear and Specialty Retail.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

The Company’s foreign operations primarily consist of wholesale distribution operations in the Far East and wholesale and retail operations in Canada. The Far East operations include “first-cost” transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2006	2005	2004
Net Sales
United States	$1,996,666	$1,879,542	$1,615,735
Far East	384,671	327,037	261,154
Canada	89,881	87,601	80,382
Latin America, Europe and other	-	-	-
Inter-area sales	(288)	(2,123)	(15,467)
	$2,470,930	$2,292,057	$1,941,804
Long-Lived Assets
United States	$431,905	$371,252	$192,842
Far East	13,609	13,757	13,873
Canada	14,906	16,292	16,244
Latin America, Europe and other	277	321	336
	$460,697	$401,622	$223,295

Long-lived assets consisted primarily of property and equipment, prepaid pension costs, goodwill, trademarks and other noncurrent assets.

8.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

($ thousands)	February 3, 2007	January 28, 2006
Land and buildings	$41,650	$31,159
Leasehold improvements	154,301	146,387
Technology equipment	36,506	33,488
Machinery and equipment	21,750	24,309
Furniture and fixtures	104,115	109,089
Construction in progress	15,521	10,251
	373,843	354,683
Allowances for depreciation	(235,679)	(238,128)
	$138,164	$116,555

Useful lives of property and equipment are as follows:

Buildings	15-30 years
Leasehold improvements	5-20 years
Technology equipment	3-5 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

Selling and administrative expenses include charges for impairment, primarily for leasehold improvements and fixtures in our retail stores, of $1.9 million, $1.4 million and $3.1 million in 2006, 2005 and 2004, respectively. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

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

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

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

At February 3, 2007, the Company had $1.0 million of borrowings outstanding and $13.3 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was approximately $320 million at the end of 2006.

The maximum amount of borrowings under the current revolving bank credit arrangement at the end of any month was $66.0 million in 2006 and $164.0 million in 2005. The average daily borrowings during the year were $37.2 million in 2006 and $114.8 million in 2005. The weighted average interest rates approximated 6.2% in 2006 and 4.7% in 2005.

Senior Notes
To fund a portion of the Bennett acquisition in April 2005, the Company issued $150 million of 8.75% senior notes due 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year, beginning on November 1, 2005. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants.

Cash payments of interest for 2006, 2005 and 2004 were $15.6 million, $14.3 million and $8.5 million, respectively.

10.	LEASES
The Company leases all of its retail locations and certain office locations, distribution centers and equipment. The minimum lease terms for our retail stores generally range from five to ten years. The term of the leases for the office facilities and distribution centers averages approximately 11 years. Over one-half of the retail store leases are subject to renewal options for varying periods. The office and distribution centers have renewal options of 5 to 20 years. In addition to minimum rental payments, certain of the retail store leases require contingent payments based on sales levels.

Rent expense for operating leases was:

($ thousands)	2006	2005	2004
Minimum rents	$132,643	$132,740	$123,325
Contingent rents	844	695	707
	$133,487	$133,435	$124,032

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at February 3, 2007:
($ thousands)
2007	$133,962
2008	119,389
2009	103,538
2010	81,528
2011	58,311
Thereafter	126,992
Total minimum operating lease payments	$623,720

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

11.	DERIVATIVE FINANCIAL INSTRUMENTS
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

The Company’s outstanding derivative financial instruments related to foreign exchange risk consisted of the following:

(U.S. $ thousands)	February 3, 2007	January 28, 2006
Deliverable Financial Instruments
United States dollars (purchased by our Canadian division with Canadian dollars)	$22,700	$4,600
Euro	2,300	11,200
Japanese yen and other currencies	1,600	1,200

Non-Deliverable Financial Instruments
Chinese Yuan	10,100	7,700
New Taiwanese dollars	2,500	3,000
	$39,200	$27,700

Unrealized gains (losses) related to these instruments, based on dealer-quoted prices, were $0.7 million and $(0.6) million on an after-tax basis at February 3, 2007 and January 28, 2006, respectively. We expect to reclassify this unrealized gain from other comprehensive income to net earnings in 2007.

During 2006 and 2005, ineffective hedges were not material.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and fair values of the Company’s financial instruments at February 3, 2007 and January 28, 2006 are:

	February 3, 2007		January 28, 2006
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$1,000	$1,000	$50,000	$50,000
Senior notes	150,000	159,000	150,000	156,750
Unrealized gains (losses) on derivative instruments:
Interest rate swap agreement	-	-	(87)	(87)
Foreign exchange contracts	1,136	1,136	(968)	(968)

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

The fair value of the Company’s senior notes was based upon pricing as of the end of the respective period, and borrowings under the revolving credit agreement are based upon rates available to the Company at February 3, 2007, and January 28, 2006. The fair value of the Company’s derivative instruments is based on order-quoted or dealer-quoted prices.

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
The Company’s common stock has a par value of $3.75 per share, and 100,000,000 shares are authorized. At February 3, 2007, and January 28, 2006, there were 43,268,709 shares and 41,566,423 shares outstanding, net of 2,333,599 and 3,531,931 shares held in treasury, respectively. The stock is listed and traded on the New York and Chicago Stock Exchanges (symbol BWS).

Stock Split (April 2006)
On March 2, 2006, the Company’s Board of Directors authorized a three-for-two split of its common stock, to be effected in the form of a dividend of one share of stock for every two shares outstanding. The dividend was paid on April 3, 2006 to shareholders of record on March 17, 2006. All share and per share data provided herein gives effect to this stock split, applied retroactively.

Subsequent Event - Stock Split (April 2007)
On March 7, 2007, the Company’s Board of Directors authorized a three-for-two split of its common stock, to be effected in the form of a dividend of one share of stock for every two shares outstanding. The dividend was paid on April 2, 2007 to shareholders of record on March 19, 2007. As a result of the stock split, the Company reclassified $49.5 million and $4.6 million from additional paid-in capital and retained earnings, respectively, to common stock. All share and per share data provided herein gives effect to this stock split, applied retroactively.

15.	SHARE-BASED PLANS
The Company has share-based incentive compensation plans, under which certain officers, employees and members of the Board of Directors are participants, and may be granted stock option, stock appreciation, restricted stock and stock performance awards. Prior to fiscal 2006, the Company accounted for its stock compensation awards using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and the related Interpretations. Accordingly, the cost of stock performance awards and restricted stock grants were reflected in net earnings, but no compensation cost was recognized for stock options, as all option grants had an exercise price equal to the quoted market price of the underlying common stock on the date of grant.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

The Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), at the beginning of 2006. SFAS No. 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method, and therefore, adjustments to prior periods are not required as a result of adopting SFAS No. 123(R). Under this method, the provisions of SFAS No. 123(R) apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS No. 123(R) also amends SFAS No. 95 Statement of Cash Flows, to require that tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. The Company has a policy of issuing treasury shares in satisfaction of share-based awards.

Share-based compensation expense of $9.7 million was recognized in 2006 as a component of selling and administrative expense. The following table details the effect of share-based compensation on operating earnings, net earnings and earnings per share for 2006:

($ thousands)	2006
Expense for share-based compensation plans
Stock options	$4,655
Stock performance awards	3,410
Restricted stock grants	1,656
Total share-based compensation expense included in operating earnings	9,721
Income tax benefit	2,505
Effect on net earnings	$7,216

Effect on basic earnings per common share	$0.17
Effect on diluted earnings per common share	$0.17

The Company issued 1,702,286 and 522,393 shares of common stock for 2006 and 2005, respectively, for stock options exercised, stock performance awards and restricted stock grants. There were no significant modifications to any share based awards in 2006, 2005, or 2004. At February 3, 2007, there are no stock appreciation awards outstanding.

Stock Options
Stock options are granted to employees at exercise prices equal to the quoted market price of the Company’s stock at the date of grant. Stock options generally vest over four years and have a term of ten years. Compensation cost for all stock options is recognized over the requisite service period for each award. No dividends are paid on unexercised options. Expense for stock options granted prior to fiscal 2006 is recognized on a straight-line basis over the four year vesting period. Expense for stock options granted in fiscal 2006 is recognized on a straight-line basis separately for each vesting portion of the stock option award. The Company recognized expense related to stock options, net of estimated forfeitures, of approximately $4.7 million in 2006.

The Company granted 324,750 and 833,625 stock options during 2006 and 2005, respectively. Fair values of options granted in 2006 were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

2006

Dividend yield	1.0%
Expected volatility	42.4%
Risk-free interest rate	4.7%
Expected term (in years)	7

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

For fiscal periods prior to the adoption of SFAS No. 123(R), pro forma information regarding net earnings and earnings per share was required by SFAS No. 123. This pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

4.2% and 3.5%; dividend yields of 1.2% and 1.0%; volatility factors of the expected market price of the Company’s common stock of 44% and 43%; and a weighted average expected life of the option of seven years. The weighted average fair value of options granted during 2005 and 2004 was $7.11 and $7.63 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The Company’s pro forma information is presented in Note 1.

Summarized information about stock options outstanding and exercisable at February 3, 2007 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

$5 - $9	846,718	4	$7	846,718	$7
$10 - $14	516,383	6	11	354,935	11
$15 - $19	1,363,947	8	16	451,823	16
$20 - $24	240,000	9	21	-	-
$25 - $29	36,000	9	24	-	-
Over $30	15,000	10	33	-	-
	3,018,048	6	$13	1,653,476	$10

The weighted average remaining contractual term of stock options outstanding and currently exercisable at February 3, 2007 was six years and five years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at February 3, 2007 was $68.8 million and $42.3 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for 2006 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 28, 2006	4,681,182	$11
Granted	324,750	22
Exercised	(1,833,644)	8
Forfeited	(132,022)	17
Canceled or expired	(22,218)	10
Outstanding at February 3, 2007	3,018,048	$13
Exercisable at February 3, 2007	1,653,476	$10

The intrinsic value of stock options exercised was $32.5 million and $5.7 million for 2006 and 2005, respectively. The amount of cash received from the exercise of stock options was $10.6 million and $2.6 million for 2006 and 2005, respectively. In addition, 209,786 and 159,644 shares were tendered by employees in satisfaction of the exercise price of stock options during 2006 and 2005 respectively. The tax benefit associated with stock options exercised was $7.9 million and $1.2 million for 2006 and 2005, respectively.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

The following table summarizes nonvested stock option activity for 2006 under the current and prior plans:

	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 28, 2006	1,915,469	$7
Granted	324,750	10
Vested	(753,497)	6
Forfeited	(122,150)	8
Nonvested at February 3, 2007	1,364,572	$8

The weighted-average fair value of stock options granted for 2006 and 2005 was $10.37 and $7.11, respectively. The total grant date fair value of stock options vested during 2006 and 2005 was $3.4 million and $3.4 million, respectively. As of February 3, 2007, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $5.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.2 years.

Restricted Stock
Under the Company’s incentive compensation plans, restricted stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during the requisite service period, which ranges from four to eight years. Prior to 2006, the Company recorded unearned compensation equivalent to the quoted market price of the Company’s common stock at the date of grant as a charge to shareholders’ equity and subsequently amortized it to expense over the restriction period. Beginning in 2006, expense for restricted stock grants is recognized on a straight-line basis separately for each vesting portion of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock grants is the quoted market price for the Company’s common stock on the date of grant.

The following table summarizes restricted stock activity for the year ended February 3, 2007:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 28, 2006	408,375	$10
Granted	292,875	22
Vested	(103,500)	8
Forfeited	(57,938)	18
Fractional shares repurchased as a result of stock split	(16)	15
Nonvested at February 3, 2007	539,796	$16

For the years ended February 3, 2007 and January 28, 2006, restricted shares granted were 292,875 and zero, respectively, and restricted shares forfeited were 57,938 and 7,313, respectively. The weighted-average fair value of restricted stock awards granted for the years ended February 3, 2007 and January 28, 2006 was $22 and zero, respectively. The total grant date fair value of restricted stock awards vested during the years ended February 3, 2007 and January 28, 2006 was $0.8 million and $0.7 million, respectively.

Compensation expense related to restricted shares was $1.7 million, $0.9 million and $0.9 million in 2006, 2005 and 2004, respectively. As of February 3, 2007, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $5.4 million, which will be amortized over the weighted-average remaining requisite service period of 3.5 years.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

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

Prior to the adoption of SFAS No. 123(R), expense for stock performance awards was recognized based upon the intrinsic value of the awards and the anticipated number of shares to be awarded, and was adjusted to reflect the quoted market price of the Company’s common stock at the end of each period. Expense for stock performance awards is now recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded, on a straight-line basis over the three-year service period. The fair value of the stock performance awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding stock performance awards for 408,000 shares at a target level, as of February 3, 2007, which may result in the issuance of up to 816,000 shares at the end of the service periods. The Company recognized compensation expense of $3.4 million and $2.4 million in 2006 and 2005, respectively. In 2004, projections indicated that there would be no awards at the end of the performance period for grants made in 2004 and 2003. Accordingly, accrued expenses for these plans were reduced, resulting in income in 2004 of $3.6 million.

The following table summarizes stock performance activity for the year ended February 3, 2007:

	Number of Nonvested Stock Performance Awards at Target Level	Number of Nonvested Stock Performance Awards at Maximum Level	Weighted-Average Grant Date Fair Value

Nonvested at January 28, 2006	201,375	402,750	$16
Granted	255,000	510,000	22
Vested	-	-	-
Forfeited	(48,375)	(96,750)	19
Nonvested at February 3, 2007	408,000	816,000	$18

The weighted-average fair value of stock performance awards granted for 2006 and 2005 was $22 and $15, respectively. No stock performance awards vested during either year. As of February 3, 2007, the total remaining unrecognized compensation cost related to nonvested stock performance awards amounted to $5.1 million, based on the anticipated number of shares to be awarded, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

16.	RELATED PARTY TRANSACTIONS

During 2006, the Company engaged OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of an affiliate of Ogilvy. The Company incurred charges of $0.7 million with Ogilvy during 2006, which are reflected as a component of selling and administrative expenses on the condensed consolidated statements of earnings. Of the total $0.7 million incurred, $0.3 million is reflected as a component of accrued expenses on the condensed consolidated balance sheets.

17.	COMMITMENTS AND CONTINGENCIES

Environmental Remediation
While the Company currently does not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future. The Company is involved in environmental remediation and ongoing compliance activities at several sites.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (“the Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. During 2006, 2005 and 2004, the Company recorded expense of $5.6 million, $0.9 million, and zero, respectively, related to this remediation. Based on the results of ongoing testing and the study of remediation alternatives by our environmental consultants, the Company, in the fourth quarter of 2006, submitted to the Colorado authorities a supplement to its former remediation plan, setting forth a long-term remediation plan and extending the time period the Company expects to perform certain remediation activities. Accordingly, a charge of $5.6 million was recorded in 2006, the majority of which represents the estimated discounted costs to complete the on-site remediation. The liability for the on-site remediation, $5.3 million, has been discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $21.7 million.

The cumulative expenditures for both on-site and off-site remediation through February 3, 2007 are $17.9 million. As discussed further below, the Company has recovered a portion of these expenditures from insurers and other third parties and continues to pursue recovery of additional remediation, defense costs and other damages from other insurers. The reserve for the anticipated future remediation activities at February 3, 2007, is $10.0 million, of which $1.0 million is accrued within other accrued expenses and $9.0 million is accrued within other noncurrent liabilities. Of the total $10.0 million reserve, $5.3 million is for on-site remediation and $4.7 million is for off-site remediation. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $20.7 million thereafter related to the on-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 17 years. The Company has an accrued liability of $2.1 million at February 3, 2007, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.3 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.3 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $12.3 million as of February 3, 2007, to complete the cleanup, maintenance and monitoring at all sites. Of the $12.3 million liability, $1.0 million is included in other accrued expenses, and $11.3 million is included in other noncurrent liabilities in the consolidated balance sheet. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company’s subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. The total pretax charge recorded for these matters in 2003 was $3.1 million. The Company recorded an additional $0.6 million in expense in 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which prejudgment interest applied. The plaintiffs have filed an appeal of the December 2003 jury verdict, and the ultimate outcome and cost to the Company may vary.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

In connection with the Redfield environmental remediation and class action litigation discussed above, the Company sued a number of its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. During the second quarter of 2006, we reached agreements with certain of those insurers to resolve our coverage claims arising out of the Redfield site and recorded income related to these recoveries of $7.3 million, net of related legal fees, as a reduction of selling and administrative expenses. The Company continues to pursue recovery of additional remediation, defense costs and other damages from other insurers, but is unable to estimate the ultimate recovery from those insurers. In addition, the Company has filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site.

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

Other
During 2004, the Company recorded a charge of $3.5 million related to its guarantee of an Industrial Development Bond financing for a manufacturing and warehouse facility in Bedford County, Pennsylvania. These facilities and the business that operated them were sold to another party in 1985, which assumed the bond obligation. The current owner of the manufacturing and warehouse facility has filed for bankruptcy protection and is liquidating its assets. Accordingly, the Company recorded its estimate of the maximum exposure, $3.5 million, as a charge in 2004. As of February 3, 2007, the Company’s has an accrued liability of $1.3 million related to this matter, reflecting the remaining principal and interest payments under this bond obligation.

During 2004, the Company recorded charges of $2.4 million relating to the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding. While management has recorded its best estimate of loss, the ultimate outcome and cost to the Company may vary.

The Company is contingently liable for lease commitments of approximately $3.4 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. At this time, the Company does not believe this is reasonably likely to occur.

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

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

CONDENSED CONSOLIDATING BALANCE SHEET AS OF FEBRUARY 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$-	$15,540	38,121	$-	$53,661
Receivables	77,219	10,143	44,862	-	132,224
Inventories	77,921	322,097	22,731	(2,229)	420,520
Other current assets	6,777	23,020	1,472	686	31,955
Total current assets	161,917	370,800	107,186	(1,543)	638,360
Other assets	287,635	30,614	4,284	-	322,533
Property and equipment, net	30,692	104,164	3,308	-	138,164
Investment in subsidiaries	563,787	49,532	-	(613,319)	-
Total assets	$1,044,031	$555,110	$114,778	$(614,862)	$1,099,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$1,000	$-	$-	$-	$1,000
Trade accounts payable	31,967	105,974	47,826	-	185,767
Accrued expenses	87,126	50,286	8,915	(7)	146,320
Income taxes	(536)	1,745	221	(1)	1,429
Total current liabilities	119,557	158,005	56,962	(8)	334,516
Other Liabilities
Long-term debt	150,000	-	-	-	150,000
Other liabilities	63,752	26,694	450	-	90,896
Intercompany payable (receivable)	187,077	(192,762)	7,221	(1,536)	-
Total other liabilities	400,829	(166,068)	7,671	(1,536)	240,896
Shareholders’ equity	523,645	563,173	50,145	(613,318)	523,645
Total liabilities and shareholders’ equity	$1,044,031	$555,110	$114,778	$(614,862)	$1,099,057

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$687,902	$1,523,907	$447,630	$(188,509)	$2,470,930
Cost of goods sold	507,431	816,224	364,891	(188,509)	1,500,037
Gross profit	180,471	707,683	82,739	-	970,893
Selling and administrative expenses	200,744	615,950	46,072	-	862,766
Equity in (earnings) of subsidiaries	(86,663)	(34,167)	-	120,830	-
Operating earnings	66,390	125,900	36,667	(120,830)	108,127
Interest expense	(17,260)	(9)	(41)	-	(17,310)
Interest income	918	567	1,125	-	2,610
Intercompany interest income (expense)	5,047	(6,731)	1,684	-	-
Earnings before income taxes	55,095	119,727	39,435	(120,830)	93,427
Income tax (provision) benefit	10,613	(33,785)	(4,547)	-	(27,719)
Net earnings (loss)	$65,708	$85,942	$34,888	$(120,830)	$65,708

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$34,296	$79,250	$28,432	$209	$142,187

Investing activities
Acquisition cost, net of cash received	(22,700)	-	-	-	(22,700)
Capital expenditures	(18,212)	(41,861)	(450)	-	(60,523)
Net cash used by investing activities	(40,912)	(41,861)	(450)	-	(83,223)

Financing activities
Decrease in borrowings under revolving credit agreement	(49,000)	-	-	-	(49,000)
Proceeds from stock options exercised	10,560	-	-	-	10,560
Tax benefit related to share-based plans	7,947	-	-	-	7,947
Dividends paid	(9,147)	-	-	-	(9,147)
Intercompany financing	32,919	(36,543)	3,833	(209)	-
Net cash (used) provided by financing activities	(6,721)	(36,543)	3,833	(209)	(39,640)
Effect of exchange rate changes on cash	-	128	(79)	-	49
(Decrease) increase in cash and cash equivalents	(13,337)	974	31,736	-	19,373
Cash and cash equivalents at beginning of period	13,337	14,566	6,385	-	34,288
Cash and cash equivalents at end of period	$-	$15,540	$38,121	$-	$53,661

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$13,337	$14,566	$6,385	$-	$34,288
Receivables	90,782	9,557	57,764		158,103
Inventories	89,807	315,943	10,747	(2,202)	414,295
Other current assets	6,597	10,312	1,599	477	18,985
Total current assets	200,523	350,378	76,495	(1,725)	625,671
Other assets	251,392	31,716	1,959	-	285,067
Property and equipment, net	16,030	97,026	3,499	-	116,555
Investment in subsidiaries	471,472	15,107	-	(486,579)	-
Total assets	$939,417	$494,227	$81,953	$(488,304)	$1,027,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$50,000	$-	$-	$-	$50,000
Trade accounts payable	29,669	87,950	55,464	-	173,083
Accrued expenses	70,201	54,254	7,169	(215)	131,409
Income taxes	(4,247)	5,040	3,418	(383)	3,828
Total current liabilities	145,623	147,244	66,051	(598)	358,320
Other Liabilities
Long-term debt	150,000	-	-	-	150,000
Other liabilities	55,426	29,296	41	-	84,763
Intercompany payable (receivable)	154,158	(156,219)	3,188	(1,127)	-
Total other liabilities	359,584	(126,923)	3,229	(1,127)	234,763
Shareholders’ equity	434,210	473,906	12,673	(486,579)	434,210
Total liabilities and shareholders’ equity	$939,417	$494,227	$81,953	$(488,304)	$1,027,293

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$563,537	$1,542,541	$357,042	$(171,063)	$2,292,057
Cost of goods sold	411,228	863,391	290,197	(171,063)	1,393,753
Gross profit	152,309	679,150	66,845	-	898,304
Selling and administrative expenses	145,631	629,048	34,994	-	809,673
Equity in (earnings) of subsidiaries	(55,902)	(28,646)	-	84,548	-
Operating earnings	62,580	78,748	31,851	(84,548)	88,631
Interest expense	(18,792)	(3)	(37)	-	(18,832)
Interest income	54	164	1,130	-	1,348
Intercompany interest income (expense)	5,378	(6,652)	1,274	-	-
Earnings before income taxes	49,220	72,257	34,218	(84,548)	71,147
Income tax provision	(8,220)	(17,591)	(4,336)	-	(30,147)
Net earnings (loss)	$41,000	$54,666	$29,882	$(84,548)	$41,000

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$34,427	$88,728	$25,799	$(3,028)	$145,926

Investing activities
Acquisition cost, net of cash received	(206,026)	-	-	-	(206,026)
Capital expenditures	(2,037)	(34,156)	(607)	-	(36,800)
Other	1,141	-	-	-	1,141
Net cash used by investing activities	(206,922)	(34,156)	(607)	-	(241,685)

Financing activities
Decrease in borrowings under revolving credit agreement	(92,000)	-	-	-	(92,000)
Proceeds from issuance of Senior Notes	150,000	-	-	-	150,000
Debt issuance costs	(4,733)	-	-	-	(4,733)
Proceeds from stock options exercised	2,585	-	-	-	2,585
Tax benefit related to share-based plans	1,189	-	-	-	1,189
Dividends (paid) received	(7,353)	102,000	(102,000)	-	(7,353)
Intercompany financing	139,803	(152,874)	10,043	3,028	-
Net cash provided (used) by financing activities	189,491	(50,874)	(91,957)	3,028	49,688
Effect of exchange rate changes on cash	-	962	(51)	-	911
Increase (decrease) in cash and cash equivalents	16,996	4,660	(66,816)	-	(45,160)
Cash and cash equivalents at beginning of period	(3,659)	9,906	73,201	-	79,448
Cash and cash equivalents at end of period	$13,337	$14,566	$6,385	$-	$34,288

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$522,738	$1,340,624	$278,812	$(200,370)	$1,941,804
Cost of goods sold	389,084	729,510	236,979	(198,136)	1,157,437
Gross profit	133,654	611,114	41,833	(2,234)	784,367
Selling and administrative expenses	137,637	564,840	20,356	(2,234)	720,599
Equity in (earnings) of subsidiaries	(45,522)	(20,956)	-	66,478	-
Operating earnings	41,539	67,230	21,477	(66,478)	63,768
Interest expense	(8,351)	(2)	(57)	-	(8,410)
Interest income	17	118	794	-	929
Intercompany interest income (expense)	6,211	(6,988)	777	-	-
Earnings before income taxes	39,416	60,358	22,991	(66,478)	56,287
Income tax provision	3,889	(15,425)	(1,446)	-	(12,982)
Net earnings (loss)	$43,305	$44,933	$21,545	$(66,478)	$43,305

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$(37,568)	$68,313	$20,170	$913	$51,828

Investing activities
Capital expenditures	(3,333)	(41,133)	(1,761)	-	(46,227)
Other	153	-	-	-	153
Net cash used by investing activities	(3,180)	(41,133)	(1,761)	-	(46,074)

Financing activities
Increase in borrowings under revolving credit agreement	22,500	-	-	-	22,500
Debt issuance costs	(1,274)	-	-	-	(1,274)
Proceeds from stock options exercised	2,581	-	-	-	2,581
Tax benefit related to share-based plans	1,350	-	-	-	1,350
Dividends paid	(7,266)	-	-	-	(7,266)
Intercompany financing	22,736	(23,781)	1,958	(913)	-
Net cash provided (used) by financing activities	40,627	(23,781)	1,958	(913)	17,891
Effect of exchange rate changes on cash	-	142	4	-	146
(Decrease) increase in cash and cash equivalents	(121)	3,541	20,371	-	23,791
Cash and cash equivalents at beginning of period	(3,538)	6,365	52,830	-	55,657
Cash and cash equivalents at end of period	$(3,659)	$9,906	$73,201	$-	$79,448

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

19	QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly financial results (unaudited) for the years 2006 and 2005 are as follows:

	Quarters
	First Quarter (13 Weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (14 weeks)
2006
Net sales	$575,538	$579,319	$676,812	$639,261
Gross profit	222,997	224,020	269,984	253,892
Net earnings	10,031	15,191	26,907	13,579
Per share of common stock:
Earnings — basic	0.24	0.36	0.64	0.32
Earnings — diluted	0.23	0.35	0.62	0.31
Dividends paid	0.053	0.053	0.053	0.053
Market value:
High	26.67	27.00	26.60	36.56
Low	19.35	20.09	20.73	25.10

	Quarters
	First Quarter (13 Weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
2005
Net sales	$523,283	$551,480	$617,676	$599,618
Gross profit	210,606	215,646	239,453	232,599
Net earnings	3,779	4,083	19,772	13,366
Per share of common stock:
Earnings — basic	0.09	0.10	0.48	0.33
Earnings — diluted	0.09	0.10	0.46	0.31
Dividends paid	0.045	0.045	0.045	0.045
Market value:
High	16.31	17.91	17.63	19.94
Low	12.82	13.57	13.17	14.24

The fourth quarter of 2006 includes charges of $4.3 million ($2.7 million on an after-tax basis) related to our strategic initiatives, costs associated with exiting the Bass license of $1.5 million ($0.9 million on an after-tax basis) and a charge of $5.6 million ($3.4 million on an after-tax basis) related to environmental remediation for the Redfield site.

The fourth quarter of 2005 includes charges of $6.5 million ($4.2 million on an after-tax basis) to close underperforming Naturalizer stores and a tax provision of $2.4 million to repatriate foreign earnings under the American Jobs Creation Act of 2004.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

($ thousands)	Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions Describe	Balance at End of Period

YEAR ENDED FEBRUARY 3, 2007

Deducted from assets or accounts:
Doubtful accounts and allowances	$16,760	$53,404	-	$55,039 (B)	$15,125
Inventory valuation allowances	17,168	51,794	-	55,908 (C)	13,054

YEAR ENDED JANUARY 28, 2006

Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$ 8,231	$50,714	$4,525 (A)	$46,710 (B)	$16,760
Inventory valuation allowances	16,542	40,194	779 (A)	40,347 (C)	17,168

YEAR ENDED JANUARY 29, 2005

Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$ 5,899	$34,065	-	$31,733 (B)	$ 8,231
Inventory valuation allowances	15,903	48,098	-	47,459 (C)	16,542
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

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of February 3, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Management’s assessment of the effectiveness of internal control over financial reporting as of February 3, 2007 can be found in Item 8 of this report. Management’s assessment of the effectiveness of internal control over financial reporting as of February 3, 2007, was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can also be found in Item 8 of this report.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that, there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended February 3, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption “Election of Directors (Proxy Item No. 1)” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” which can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16 Beneficial Ownership Reporting Compliance is set forth under the caption “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the captions “Board Meetings and Committees” and “Audit Committee,” respectively, in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics is set forth under the caption “Corporate Governance” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
Information regarding Executive Compensation is set forth under the section titled “Executive Compensation” and under the caption “Compensation of Non-Employee Directors” in the Corporate Governance section of the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption “Report of the Compensation Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors and Officers is set forth under the caption “Stock Ownership by Directors and Executive Officers” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

Information regarding the Principal Holders of Our Stock is set forth under the caption “Principal Holders of Our Stock” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of February 3, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,834,048	$13.26	3,444,933
Equity compensation plans not approved by security holders	-	-	-
Total	3,834,048	$13.26	3,444,933
(1)

Included in column (a) are 816,000 rights to receive common shares subject to performance share awards at the maximum award level. The target amount of shares to be awarded under these performance share awards is 408,000, and depending on the achievement of certain objectives at the end of fiscal 2006 and 2007, these awards may be payable anywhere from zero to a maximum 816,000 shares. These rights were disregarded for purposes of computing the weighted average exercise price in column (b). This table excludes restricted stock units granted to independent directors and independent directors’ deferred compensation units, which are payable only in cash.

Information regarding share-based plans is set forth in Note 15 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding Certain Relationships and Related Transactions is set forth under the caption “Related Party Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption “Independent Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding our Principal Accountant Fees and Services is set forth under the caption “Fees Paid to Independent Registered Public Accountants” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, which information is incorporated herein by reference.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) and (2) The list of financial statements and Financial Statement Schedules required by this item is included in the Index on page 2. All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

(a)	(3) Exhibits

Certain instruments defining the rights of holders of long-term debt securities of the Company are omitted pursuant to Item 601(b)4(iii) of Regulation S-K, and the Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

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

3.1	Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002 and filed June 14, 2002.
3.2	Bylaws of the Company as amended through March 8, 2007, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated March 13, 2007.
4.1
Indenture for the 8.75% Senior Notes due 2012 dated April 22, 2005 among Brown Shoe Company, Inc., the subsidiary guarantors set forth therein, and SunTrust Bank, as trustee, including the form of Global Note attached thereto, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated April 26, 2005.

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

10.2*	Stock Option and Restricted Stock Plan of 1994, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 17, 1996.
10.3*	Stock Option and Restricted Stock Plan of 1998, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 24, 1998 and filed April 24, 1998.
10.4a*	Incentive and Stock Compensation Plan of 1999, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 26, 1999 and filed April 19, 1999.
10.4b*
Amendment to Incentive and Stock Compensation Plan of 1999, dated May 27, 1999, incorporated herein by reference to Exhibit 10(e)(i) to the Company's Form 10-K for the year ended January 29, 2000 and filed April 19, 2000.

10.4c*
First Amendment to the Incentive and Stock Compensation Plan of 1999, dated January 7, 2000, incorporated herein by reference to Exhibit 10(e)(ii) to the Company's Form 10-K for the year ended January 29, 2000 and filed April 19, 2000.

10.5a*	Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit C to the Company's definitive proxy statement dated April 16, 2002.
10.5b*	Amendment to Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit B to the Company's definitive proxy statement dated April 15, 2005.
10.5c*	Amendment to Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit B to the Company's definitive proxy statement dated April 17, 2006.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

	Exhibit No.	Description
10.5d*
Form of Incentive Stock Option Award Agreement under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and filed September 18, 2004.

10.5e*
Form of Non-Qualified Stock Option Award Agreement under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and filed September 8, 2004.

10.5f*
Form of Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors, incorporated by reference to Exhibit 10(u) to the Company’s Form 10-K dated January 29, 2005 and filed April 1, 2005.

	10.5g*	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.5f to the Company’s Form 10-K dated January 28, 2006, and filed April 1, 2006.
	10.5h*	Form of Restricted Stock Agreement used for grants made in 2002 through 2005, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for quarter ended July 31, 2004.
	10.5i*	Form of Restricted Stock Agreement used for grants commencing in 2006, filed as Exhibit 10.6 to the Company’s Form 8-K dated March 8, 2006, and filed March 8, 2006.
10.7a*
Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for the year ended January 29, 2000 and filed April 19, 2000.

10.7b*
Amendment to the Brown Shoe Company’s, Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 29, 2005 filed December 6, 2005.

	10.8*	Brown Shoe Company, Inc. Executive Retirement Plan (SERP), incorporated herein by reference to Exhibit 10.01 to the Company’s Form 8-K dated November 30, 2005 and filed November 30, 2005.
	10.9*	Severance Agreement, effective April 1, 2006, between the Company and Ronald A. Fromm, incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K dated April 6, 2006.
	10.10*	Severance Agreement, effective April 1, 2006, between the Company and Joseph W. Wood, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated April 6, 2006.
	10.11*	Severance Agreement, effective April 1, 2006, between the Company and Gary M. Rich, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated April 6, 2006.
10.12a*
Early Retirement Agreement dated as of October 9, 2006 by and between Brown Shoe Company, Inc. and Andrew M. Rosen, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K dated October 10, 2006.

	10.12b*	Severance Agreement, effective April 1, 2006, between the Company and Andrew M. Rosen, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated April 6, 2006.
	10.13*	Severance Agreement, effective April 1, 2006, between the Company and Diane M. Sullivan, incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K dated April 6, 2006.
	10.14*	Severance Agreement, effective October 30, 2006, between the Company and Mark E. Hood, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated October 30, 2006.
	10.15*	Summary of the salaries for the named executive officers of the registrant, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 13, 2007.
†	10.16*	Summary of non-employee director compensation, filed herewith.
†	21	Subsidiaries of the registrant.
†	23	Consent of Registered Public Accounting Firm.
†	24	Power of attorney (contained on signature page).
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits:

See Item 15(a)(3) above. On request, copies of any exhibit will be furnished to shareholders upon payment of the Company’s reasonable expenses incurred in furnishing such exhibits.

(d)	Financial Statement Schedules:

See Item 8 above.

* Denotes management contract or compensatory plan arrangements.
† Denotes exhibit is filed with this Form 10-K.

BROWN SHOE COMPANY, INC.	2006 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BROWN SHOE COMPANY, INC.

By:	/s/ Mark E. Hood
Mark E. Hood
Senior Vice President and Chief Financial Officer
Date: April 3, 2007

Know all men by these presents, that each person whose signature appears below constitutes and appoints Mark E. Hood, Richard C. Schumacher, and Michael I. Oberlander his or her true and lawful attorney in fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney in fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 3, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ Ronald A. Fromm	Chairman of the Board of Directors and Chief Executive Officer on behalf of the Company and as Principal Executive Officer
Ronald A. Fromm

/s/ Mark E. Hood	Senior Vice President and Chief Financial Officer on behalf of the Company and as Principal Financial Officer
Mark E. Hood

/s/ Richard C. Schumacher	Senior Vice President and Chief Accounting Officer on behalf of the Company and as Principal Accounting Officer
Richard C. Schumacher

/s/ Joseph L. Bower	Director
Joseph L. Bower

/s/ Julie C. Esrey	Director
Julie C. Esrey

/s/ Carla C. Hendra	Director
Carla C. Hendra

/s/ Ward M. Klein	Director
Ward M. Klein

/s/ Steven W. Korn	Director
Steven W. Korn

/s/ Patricia G. McGinnis	Director
Patricia G. McGinnis

/s/ W. Patrick McGinnis	Director
W. Patrick McGinnis

/s/ Michael F. Neidorff	Director
Michael F. Neidorff

/s/ Hal J. Upbin	Director
Hal J. Upbin