Form 10-Q
period 2007-05-05
BROWN SHOE CO INC
filed 2007-06-05
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 5, 2007

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐    No ☑

As of June 2, 2007, 44,164,274 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	May 5, 2007	April 29, 2006	February 3, 2007
Assets
Current Assets
Cash and cash equivalents	$60,693	$29,787	$53,661
Receivables	84,390	119,456	132,224
Inventories	397,697	404,567	420,520
Prepaid expenses and other current assets	34,464	20,934	31,955
Total current assets	577,244	574,744	638,360

Other assets	105,935	85,733	106,113
Goodwill and intangible assets, net	215,124	220,720	216,420

Property and equipment	378,796	358,125	373,843
Allowance for depreciation and amortization	(241,148)	(241,905)	(235,679)
Net property and equipment	137,648	116,220	138,164
Total assets	$1,035,951	$997,417	$1,099,057

Liabilities and Shareholders' Equity
Current Liabilities
Borrowings under revolving credit agreement	$9,500	$50,000	$1,000
Trade accounts payable	130,697	147,579	185,767
Accrued expenses	109,569	113,825	146,320
Income taxes	2,613	(1,080)	1,429
Total current liabilities	252,379	310,324	334,516

Other Liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	36,476	35,163	38,025
Other liabilities	53,420	49,018	52,871
Total other liabilities	239,896	234,181	240,896

Shareholders' Equity
Common stock	440	426	433
Additional paid-in capital	173,961	142,562	161,825
Accumulated other comprehensive income	13,955	4,606	11,881
Retained earnings	355,320	305,318	349,506
Total shareholders’ equity	543,676	452,912	523,645
Total liabilities and shareholders’ equity	$1,035,951	$997,417	$1,099,057
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 5, 2007	April 29, 2006
Net sales	$566,348	$575,538
Cost of goods sold	336,545	352,541
Gross profit	229,803	222,997
Selling and administrative expenses	212,252	204,403
Operating earnings	17,551	18,594
Interest expense	(4,070)	(4,488)
Interest income	712	284
Earnings before income taxes	14,193	14,390
Income tax provision	(4,557)	(4,359)
Net earnings	$9,636	$10,031

Basic earnings per common share	$0.22	$0.24

Diluted earnings per common share	$0.22	$0.23

Dividends per common share	$0.07	$0.053
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 5, 2007	April 29, 2006

Operating Activities:
Net earnings	$9,636	$10,031
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	10,026	9,958
Share-based compensation expense	2,624	2,453
Loss on disposal of facilities and equipment	261	280
Impairment charges for facilities and equipment	413	291
Provision for doubtful accounts	51	191
Foreign currency transaction (gains) losses	(114)	43
Changes in operating assets and liabilities:
Receivables	47,783	38,456
Inventories	22,823	9,728
Prepaid expenses and other current assets	(1,769)	(1,867)
Trade accounts payable	(55,070)	(25,504)
Accrued expenses	(36,751)	(17,584)
Income taxes	1,184	(4,908)
Deferred rent	(1,549)	(1,056)
Deferred income taxes	(913)	(349)
Other, net	(573)	110
Net cash (used) provided by operating activities	(1,938)	20,273

Investing Activities:
Capital expenditures	(7,913)	(8,255)
Acquisition cost	–	(22,700)
Net cash used for investing activities	(7,913)	(30,955)

Financing Activities:
Increase in borrowings under revolving credit agreement	8,500	–
Proceeds from stock options exercised	6,831	5,463
Tax benefit related to share-based plans	3,422	2,682
Dividends paid	(3,152)	(2,265)
Net cash provided by financing activities	15,601	5,880
Effect of exchange rate changes on cash	1,282	301
Increase (decrease) in cash and cash equivalents	7,032	(4,501)
Cash and cash equivalents at beginning of period	53,661	34,288
Cash and cash equivalents at end of period	$60,693	$29,787
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

The Company's business is subject to seasonal influences, particularly the back-to-school selling season at Famous Footwear, which primarily falls in the Company’s third quarter. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 3, 2007.

Subsequent Event – Change in Par Value
On May 24, 2007, the Company’s shareholders approved a change in the par value of its common stock from $3.75 per share to $0.01 per share. The change in par value became effective upon the filing of the Company’s Restated Certificate of Incorporation with the State of New York on May 31, 2007. All relevant share data provided herein gives effect to this change, applied retroactively.

Note 2.	Recent Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on February 4, 2007. At February 4, 2007, the Company had $1.2 million of unrecognized tax benefits, relating to various state tax issues, which includes $0.2 million of estimated interest and penalties. A charge of $0.8 million, net of federal income tax benefits, was recorded against retained earnings as a cumulative effect adjustment at February 4, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. There have been no significant changes to these amounts during the quarter ended May 5, 2007.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax provision in the Condensed Consolidated Statements of Earnings and were insignificant for the quarter ended May 5, 2007. Accrued interest and penalties were $0.2 million as of February 4, 2007 and May 5, 2007.

The Company has settled examinations by the Internal Revenue Service of tax years through January 29, 2005 (fiscal year 2004). The Company has also settled examinations by the Canada Revenue Agency of tax years through January 28, 2006 (fiscal year 2005). The Company also files tax returns in various foreign jurisdictions and numerous states, for which various tax years are subject to examination.

Note 3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended May 5, 2007, and April 29, 2006:

	Thirteen Weeks Ended
(in thousands, except per share data)	May 5, 2007	April 29, 2006

NUMERATOR
Net earnings	$9,636	$10,031

DENOMINATOR
Denominator for basic earnings per common share	43,186	41,670
Dilutive effect of unvested restricted stock and stock options	1,434	1,825
Denominator for diluted earnings per common share	44,620	43,495

Basic earnings per common share	$0.22	$0.24

Diluted earnings per common share	$0.22	$0.23

Options to purchase 179,243 and 30,000 shares of common stock for the thirteen-week periods ended May 5, 2007, and April 29, 2006, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 4.	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended May 5, 2007, and April 29, 2006:

	Thirteen Weeks Ended
($ Thousands)	May 5, 2007	April 29, 2006
Net earnings	$9,636	$10,031

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,141	1,296
Unrealized (losses) gains on derivative instruments	(613)	422
Net (gain) loss from derivatives reclassified into earnings	(454)	66
	2,074	1,784
Comprehensive income	$11,710	$11,815

Note 5.	Restructuring Charges

Earnings Enhancement Plan
During 2006, the Company initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. The total costs to implement these plans are estimated to be in the range of $34-$38 million ($21-$23 million on after-tax basis). These estimates are preliminary and differences may arise between these estimates and actual costs to the Company. The Company incurred charges of $6.3 million ($3.9 million on an after-tax basis) in 2006. The Company incurred charges totaling $5.1 million ($3.3 million on an after-tax basis) during the thirteen weeks ended May 5, 2007.

The following is a summary of the activity in the reserve, by category of costs:

($ millions)	Employee Severance	Facility & Lease Exits	Inventory Markdowns	Fixed Asset Write-Offs	Consulting Services	Other	Total
Original charges and reserve balance	$3.5	$(0.1)	$0.3	$1.2	$1.3	$0.1	$6.3
Amounts settled in 2006	(1.1)	(0.2)	(0.3)	(1.2)	(1.1)	(0.1)	(4.0)
Reserve balance at February 3, 2007	2.4	(0.3)	–	–	0.2	–	$2.3
Additional charges in first quarter 2007	3.1	1.7	–	–	0.1	0.2	5.1
Amounts settled in first quarter 2007	(4.5)	(1.2)	–	–	(0.2)	(0.2)	(6.1)
Reserve balance at May 5, 2007	$1.0	$0.2	$–	$–	$0.1	$–	$1.3

Of the $5.1 million in costs recorded during the thirteen weeks ended May 5, 2007, $2.7 million was recorded in the Other segment, $2.1 million was recorded in the Wholesale Operations segment, and $0.3 million was recorded in the Specialty Retail segment. The entire $5.1 million charge was reflected as a component of selling and administrative expenses. A tax benefit of $1.8 million was associated with this charge.

Inventory markdowns and the write-off of assets are noncash items.

Note 6.	Business Segment Information

Applicable business segment information is as follows for the periods ended May 5, 2007, and April 29, 2006:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals

Thirteen Weeks Ended May 5, 2007

External sales	$325,330	$180,745	$60,273	$–	$566,348
Intersegment sales	594	41,159	–	–	41,753
Operating earnings (loss)	20,953	13,043	(2,879)	(13,566)	17,551
Operating segment assets	393,976	394,699	88,145	159,131	1,035,951

Thirteen Weeks Ended April 29, 2006

External sales	$302,318	$216,833	$56,387	$–	$575,538
Intersegment sales	654	49,441	–	–	50,095
Operating earnings (loss)	15,895	14,148	(2,903)	(8,546)	18,594
Operating segment assets	384,203	451,421	79,319	82,474	997,417

The Other segment includes unallocated corporate administrative and other costs.

During the thirteen weeks ended May 5, 2007, operating earnings includes expenses of $2.7 million, $2.1 million and $0.3 million for the Other segment, the Wholesale Operations segment and the Specialty Retail segment, respectively, related to the Company’s Earnings Enhancement Plan.

Note 7.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	May 5, 2007	April 29, 2006	February 3, 2007

Famous Footwear	$3,529	$3,529	$3,529
Wholesale Operations	201,674	209,064	203,385
Specialty Retail	9,921	7,614	9,506
Other	–	513	–
	$215,124	$220,720	$216,420

The change in goodwill and other intangible assets between April 29, 2006 and May 5, 2007 in the Wholesale Operations segment is primarily due to the amortization of our licensed and owned trademarks. The change between periods for the Specialty Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment from April 29, 2006, to May 5, 2007, of $0.5 million, reflects the adjustment to the Company’s minimum pension liability recorded in the fourth quarter of 2006.

Note 8.	Share-Based Compensation

During the first quarter of 2007, the Company granted 165,743 stock options to certain employees with a weighted-average exercise price and grant date fair value of $35.25 and $15.94, respectively.  These options vest on a straight-line basis with 25% vesting over each of the next four years. These options have a term of ten years.  Compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company also granted 150,000 stock performance share awards at target level during the first quarter of 2007. Vesting of the performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The stock performance awards may payout at a maximum of 200% of the target number of shares.  Compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company also granted 83,250 restricted shares with a weighted average grant date fair value of $35.25 during the first quarter of 2007. The restricted shares vest in four years and compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation expense of $2.6 million and $2.5 million during the first quarter of 2007 and 2006, respectively.

The Company issued 754,729 shares of common stock during the first quarter of 2007 for stock options exercised and restricted stock grants.

Note 9.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit plan cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Service cost	$1,961	$2,028	$–	$–
Interest cost	2,707	2,493	53	60
Expected return on assets	(4,368)	(4,330)	–	–
Settlement loss	1,200	–	–	–
Amortization of:
Actuarial loss (gain)	70	121	(3)	(10)
Prior service costs	75	86	–	–
Net transition assets	(43)	(46)	–	–
Total net periodic benefit cost	$1,602	$352	$50	$50

Note 10.	Long-Term and Short-Term Financing Arrangements

The Company has a Revolving Credit Agreement (the “Agreement”) that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base, and is guaranteed by certain of its subsidiaries. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures in 2009, and the Company’s obligations are secured by its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. At May 5, 2007, the Company had $9.5 million of borrowings outstanding and $10.1 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $279 million at May 5, 2007.

The Company issued $150 million of 8.75% senior notes due 2012 (“Senior Notes”) in April 2005. The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under its secured Revolving Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants.

Note 11.	Related Party Transactions

During the first quarter, the Company continued to use OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of Ogilvy. The Company has incurred charges of $0.3 million with Ogilvy during the first quarter of 2007, which are reflected as a component of selling and administrative expenses on the condensed consolidated statements of earnings and as a component of accrued expenses on the condensed consolidated balance sheets.

Note 12.	Commitments and Contingencies

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (“the Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. Based on the results of ongoing testing and the study of remediation alternatives by our environmental consultants, the Company, in 2006, submitted to the Colorado authorities a supplement to its former remediation plan, setting forth a long-term remediation plan and extending the time period the Company expects to perform certain remediation activities. Accordingly, a charge of $5.6 million was recorded in 2006, the majority of which represented the estimated discounted costs to complete the on-site remediation. The liability for the on-site remediation, $5.3 million, has been discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $21.7 million. During the thirteen weeks ended May 5, 2007, the Company recorded no expense related to this remediation, other than the accretion of interest expense.

The cumulative expenditures for both on-site and off-site remediation through May 5, 2007 are $18.2 million. As discussed further below, the Company has recovered a portion of these expenditures from insurers and other third parties and continues to pursue recovery of additional remediation, defense costs and other damages from other insurers. The reserve for the anticipated future remediation activities at May 5, 2007, is $9.6 million, of which $1.0 million is accrued within accrued expenses and $8.6 million is accrued within other noncurrent liabilities. Of the total $9.6 million reserve, $5.3 million is for on-site remediation and $4.3 million is for off-site remediation. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $20.7 million thereafter related to the on-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 17 years. The Company has an accrued liability of $2.1 million at May 5, 2007, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.3 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.3 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $11.9 million as of May 5, 2007, to complete the cleanup, maintenance and monitoring at all sites. Of the $11.9 million liability, $1.0 million is included in accrued expenses, and $10.9 million is included in other noncurrent liabilities in the condensed consolidated balance sheet. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

In connection with the Redfield environmental remediation and class action litigation discussed above, the Company sued a number of its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. During 2006, the Company reached agreements with certain of those insurers to resolve the coverage claims arising out of the Redfield site and recorded income related to these recoveries of $7.3 million, net of related legal fees, as a reduction of selling and administrative expenses. The Company continues to pursue recovery of additional remediation, defense costs and other damages from other insurers, but is unable to estimate the ultimate recovery from those insurers. In addition, the Company has filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site.

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

The Company is contingently liable for lease commitments of approximately $3.0 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. As of May 5, 2007, the Company does not believe this is reasonably likely to occur.

Note 13.	Financial Information for the Company and its Subsidiaries

In April 2005, Brown Shoe Company, Inc. issued senior notes which are fully and unconditionally and jointly and severally guaranteed by all existing and future subsidiaries of Brown Shoe Company, Inc. that are guarantors under its existing Revolving Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (Parent), the Guarantors and subsidiaries of the Parent that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated. The Guarantors are all direct or indirect wholly-owned (100%) subsidiaries of the Parent.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MAY 5, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$–	$15,105	$45,588	$–	$60,693
Receivables	55,816	3,390	25,184	–	84,390
Inventories	59,026	317,109	24,147	(2,585)	397,697
Prepaid expenses and other current assets	15,152	15,249	3,955	108	34,464
Total current assets	129,994	350,853	98,874	(2,477)	577,244
Other assets	286,020	30,759	4,280	–	321,059
Property and equipment, net	30,220	104,268	3,160	–	137,648
Investment in subsidiaries	579,460	53,553	–	(633,013)	–
Total assets	$1,025,694	$539,433	$106,314	$(635,490)	$1,035,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$9,500	$–	$–	$–	$9,500
Trade accounts payable	14,745	85,713	30,239	–	130,697
Accrued expenses	46,318	54,795	9,677	(1,221)	109,569
Income taxes	825	989	799	–	2,613
Total current liabilities	71,388	141,497	40,715	(1,221)	252,379
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	64,579	25,030	287	–	89,896
Intercompany payable (receivable)	196,051	(206,743)	11,949	(1,257)	–
Total other liabilities	410,630	(181,713)	12,236	(1,257)	239,896
Shareholders’ equity	543,676	579,649	53,363	(633,012)	543,676
Total liabilities and shareholders’ equity	$1,025,694	$539,433	$106,314	$(635,490)	$1,035,951

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MAY 5, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$151,495	$373,320	$82,411	$(40,878)	$566,348
Cost of goods sold	108,711	202,824	65,888	(40,878)	336,545
Gross profit	42,784	170,496	16,523	–	229,803
Selling and administrative expenses	47,354	151,646	13,252	–	212,252
Equity in (earnings) of subsidiaries	(14,270)	(4,978)	–	19,248	–
Operating earnings	9,700	23,828	3,271	(19,248)	17,551
Interest expense	(4,059)	(1)	(10)	–	(4,070)
Interest income	23	173	516	–	712
Intercompany interest income (expense)	1,323	(1,756)	433	–	–
Earnings before income taxes	6,987	22,244	4,210	(19,248)	14,193
Income tax benefit (provision)	2,649	(6,918)	(288)	–	(4,557)
Net earnings (loss)	$9,636	$15,326	$3,922	$(19,248)	$9,636

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MAY 5, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$(25,342)	$20,189	$3,494	$(279)	$(1,938)

Investing activities
Capital expenditures	(22)	(7,811)	(80)	–	(7,913)
Net cash used by investing activities	(22)	(7,811)	(80)	–	(7,913)

Financing activities
Increase in borrowings under revolving credit agreement	8,500	–	–	–	8,500
Proceeds from stock options exercised	6,831	–	–	–	6,831
Tax benefit related to share-based plans	3,422	–	–	–	3,422
Dividends paid	(3,152)	–	–	–	(3,152)
Intercompany financing	9,763	(13,981)	3,939	279	–
Net cash (used) provided by financing activities	25,364	(13,981)	3,939	279	15,601
Effect of exchange rate changes on cash	–	1,168	114	–	1,282

Increase (decrease) in cash and cash equivalents	–	(435)	7,467	–	7,032
Cash and cash equivalents at beginning of period	–	15,540	38,121	–	53,661
Cash and cash equivalents at end of period	$–	$15,105	$45,588	$–	$60,693

CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$6,074	$14,217	$9,496	$–	$29,787
Receivables	71,220	9,034	39,202	–	119,456
Inventories	72,367	324,081	11,804	(3,685)	404,567
Prepaid expenses and other current assets	6,099	12,724	1,682	429	20,934
Total current assets	155,760	360,056	62,184	(3,256)	574,744
Other assets	272,649	31,752	2,052	–	306,453
Property and equipment, net	15,672	97,148	3,400	–	116,220
Investment in subsidiaries	490,125	20,516	–	(510,641)	–
Total assets	$934,206	$509,472	$67,636	$(513,897)	$997,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$50,000	$–	$–	$–	$50,000
Trade accounts payable	23,251	85,743	38,585	–	147,579
Accrued expenses	56,012	52,584	6,382	(1,153)	113,825
Income taxes	(6,116)	4,332	962	(258)	(1,080)
Total current liabilities	123,147	142,659	45,929	(1,411)	310,324
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	55,962	28,233	(14)	–	84,181
Intercompany payable (receivable)	152,185	(154,370)	4,032	(1,847)	–
Total other liabilities	358,147	(126,137)	4,018	(1,847)	234,181
Shareholders’ equity	452,912	492,950	17,689	(510,639)	452,912
Total liabilities and shareholders’ equity	$934,206	$509,472	$67,636	$(513,897)	$997,417

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$170,651	$357,322	$95,332	$(47,767)	$575,538
Cost of goods sold	126,548	195,027	78,733	(47,767)	352,541
Gross profit	44,103	162,295	16,599	–	222,997
Selling and administrative expenses	45,567	147,470	11,366	–	204,403
Equity in (earnings) of subsidiaries	(12,998)	(5,410)	–	18,408	–
Operating earnings	11,534	20,235	5,233	(18,408)	18,594
Interest expense	(4,478)	(8)	(2)	–	(4,488)
Interest income	84	85	115	–	284
Intercompany interest income (expense)	1,244	(1,608)	364	–	–
Earnings before income taxes	8,384	18,704	5,710	(18,408)	14,390
Income tax provision	1,647	(5,313)	(693)	–	(4,359)
Net earnings (loss)	$10,031	$13,391	$5,017	$(18,408)	$10,031

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$16,322	$834	$2,597	$520	$20,273

Investing activities
Acquisition cost, net of cash received	(22,700)	–	–	–	(22,700)
Capital expenditures	(365)	(7,803)	(87)	–	(8,255)
Net cash used by investing activities	(23,065)	(7,803)	(87)	–	(30,955)

Financing activities
Decrease in borrowings under revolving credit agreement
Proceeds from stock options exercised	5,463	–	–	–	5,463
Tax benefit related to share-based plans	2,682	–	–	–	2,682
Dividends paid	(2,265)	–	–	–	(2,265)
Intercompany financing	(6,400)	6,276	644	(520)	–
Net cash provided (used) by financing activities	(520)	6,276	644	(520)	5,880
Effect of exchange rate changes on cash	–	344	(43)	–	301

Increase (decrease) in cash and cash equivalents	(7,263)	(349)	3,111	–	(4,501)
Cash and cash equivalents at beginning of period	13,337	14,566	6,385	–	34,288
Cash and cash equivalents at end of period	$6,074	$14,217	$9,496	$–	$29,787

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our net earnings for the first quarter of 2007 were slightly lower than last year as a result of costs incurred related to our Earnings Enhancement Plan. From an operating standpoint, our businesses performed well. Our Famous Footwear chain led the way, generating a 3.4% same-store sales gain in the quarter, which was fueled by its fashion-right merchandise selection. Our Specialty Retail segment achieved solid progress during the quarter, also generating a 3.4% same-store sales gain. Although our Wholesale Operations segment recorded lower sales than last year, we achieved higher operating margins as a percent of sales. The following is a summary of the financial highlights for the first quarter:

•
Consolidated net sales declined 1.6% to $566.3 million for the first quarter of fiscal 2007, as compared to $575.5 million for the first quarter of last year, due to lower sales in our Wholesale Operations segment, resulting from our discontinuance of the Bass license at the end of 2006 and our reduced emphasis on sales of private label product. The sales decline in our Wholesale Operations segment was partially offset by the sales gains in our retail divisions.

•	Operating earnings decreased 5.6% to $17.6 million in the first quarter of 2007 compared to $18.6 million in the first quarter of 2006.

•	Net earnings were $9.6 million, or $0.22 per diluted share, for the first quarter, compared to $10.0 million, or $0.23 per diluted share, for the first quarter of last year.

The most significant factor affecting the comparability of our financial results for the first quarter of 2007, as compared to the first quarter of 2006, is the recognition of incremental costs in 2007 associated with our Earnings Enhancement Plan of approximately $5.1 million ($3.3 million on an after-tax basis, or $0.07 per diluted share). No such charges were incurred during the first quarter of 2006. See further discussions of our Earnings Enhancement Plan under the Recent Developments section below.

Following is a summary of our operating results in the first quarter of 2007 and the status of our balance sheet:

•
Famous Footwear’s net sales increased 7.6% to $325.3 million in the first quarter compared to $302.3 million last year. Despite poor weather that dampened sales for several weeks during the important pre-Easter selling period, same-store sales increased 3.4%. Operating earnings increased 31.8% to $21.0 million in the first quarter compared to $15.9 million in the first quarter of the prior year, driven by both the higher sales and a higher gross profit rate.  As a percent of sales, operating earnings improved to 6.4% in the first quarter of 2007 compared to 5.3% in the same period last year.

•
Our Wholesale Operations segment’s sales decreased 16.6% to $180.7 million in the first quarter compared to $216.8 million last year, due in part to the discontinuance of the Bass business at the end of 2006 and our reduced emphasis on sales of lower margin private label product. Sales gains in several of our brands were offset by lower sales of our private label, Children’s, and Franco Sarto product. Operating earnings decreased in the first quarter to $13.0 million compared to $14.1 million in the first quarter last year, primarily related to the recognition of $2.1 million in charges related to our Earnings Enhancement Plan. However, as a percent of sales, operating earnings improved to 7.2% in the first quarter of 2007 compared to 6.5% in the same period last year.

•
Our Specialty Retail segment’s sales increased 6.9% to $60.3 million in the first quarter, compared to $56.4 million in the first quarter of last year, due to growth in our Shoes.com business and a same-store sales increase of 3.4%. We incurred an operating loss of $2.9 million in the first quarter equal to the operating loss in the first quarter of the prior year. The division incurred $0.3 million in charges related to our Earnings Enhancement Plan in 2007.

•
Inventories at quarter-end were $397.7 million, down from $404.6 million last year. Our current ratio, the relationship of current assets to current liabilities, increased to 2.29 to 1 compared to 1.91 to 1 at February 3, 2007, and 1.85 to 1 at April 29, 2006. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, decreased to 22.7% at the end of the quarter from 30.6% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement and increased shareholders’ equity.

Recent Developments

Earnings Enhancement Program
During the second quarter of 2006, we introduced an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. Annual after-tax savings expected to be achieved upon the anticipated completion of the initiatives in 2008 are estimated to be $17–$20 million.

In the past twelve months, we made substantial progress in implementing a number of initiatives under this plan, including:
•	Closing of our Needham, MA, office and Dover, NH, distribution center, which housed the Bennett business.
•	Consolidating our New York City operations to accommodate the offices of our Brown New York personnel, as well as our product development teams and showrooms.
•	Closing of our Italian sales office.
•	Outsourcing our Canadian wholesale business to a third-party distributor.
•	Closing all of our Via Spiga stores.
•	Making various process improvements and related personnel reductions throughout the Company to streamline our operations.

These actions resulted in charges of $6.3 million in 2006 ($3.9 million on an after-tax basis, or $0.09 per diluted share). We incurred charges of $5.1 million ($3.3 million on an after-tax basis, or $0.07 per diluted share) during the first quarter of 2007, with no corresponding charges in the first quarter of 2006. See Note 5 to the condensed consolidated financial statements for additional information related to these charges.

While much has been accomplished, certain of the initiatives are still in early stages of development, and we will update our costs and savings estimates as they are further developed. However, our current estimates are as follows:

•	In 2007, after-tax implementation costs are estimated to be approximately $14 million. We expect to realize after-tax benefits of $10–$12 million.
•	In 2008, after-tax implementation costs are estimated to be approximately $5 million, and annual after-tax benefits are estimated to be $17–$20 million.

Subsequent Event – Change in Par Value
On May 24, 2007, our shareholders approved a change in the par value of our common stock from $3.75 per share to $0.01 per share. The change in par value became effective upon the filing of the Company’s Restated Certificate of Incorporation with the State of New York on May 31, 2007. All relevant share data provided herein gives effect to this change, applied retroactively.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 5, 2007		April 29, 2006
($ millions)		% of Net Sales		% of Net Sales
Net sales	$566.3	100.0%	$575.5	100.0%
Cost of goods sold	336.5	59.4%	352.5	61.3%
Gross profit	229.8	40.6%	223.0	38.7%
Selling and administrative expenses	212.2	37.5%	204.4	35.5%
Operating earnings	17.6	3.1%	18.6	3.2%
Interest expense	(4.1)	(0.7)%	(4.5)	(0.8)%
Interest income	0.7	0.1%	0.3	0.1%
Earnings before income taxes	14.2	2.5%	14.4	2.5%
Income tax provision	(4.6)	(0.8)%	(4.4)	(0.8)%
Net earnings	$9.6	1.7%	$10.0	1.7%

Net Sales
Net sales decreased $9.2 million, or 1.6%, to $566.3 million in the first quarter of 2007 as compared to $575.5 million in the first quarter of the prior year. Although our retail segments achieved improvements in net sales, our Wholesale Operations segment reported a decline in net sales, due in part to the discontinuance of our Bass business at the end of 2006 and our planned reduction in private label product sales. However, Famous Footwear’s sales increased by $23.0 million over the year-ago quarter, reflecting a 3.4% same-store sales increase and a higher store count in the current period. Our Specialty Retail segment also improved sales as a result of higher sales at our e-commerce subsidiary, Shoes.com, and a same-store sales gain of 3.4% in our stores.

Gross Profit
Gross profit increased $6.8 million, or 3.1%, to $229.8 million for the first quarter of 2007 as compared to $223.0 million in the first quarter of the prior year. As a percent of net sales, our gross profit rate increased to 40.6% in the first quarter from 38.7% in the first quarter of the prior year, driven by higher margin rates in our Famous Footwear and Wholesale Operations divisions as well as a greater mix of retail sales which carry a higher gross profit rate. Famous Footwear’s rate was fueled by its fashion-right merchandise selection, resulting in lower required markdowns. Our gross profit rate for our Wholesale Operations division improved due to a greater mix of branded product sales versus private label and as a result of discontinuing the lower margin Bass business in 2006.

Selling and Administrative Expenses
Selling and administrative expenses increased $7.8 million, or 3.8%, to $212.2 million for the first quarter as compared to $204.4 million in the first quarter of the prior year. As a percentage of sales, selling and administrative expenses of 37.5% are higher than last year’s first quarter of 35.5%. The largest contributor to higher first quarter expenses is our Earnings Enhancement Plan, for which we incurred charges of $5.1 million during the first quarter of 2007, with no corresponding charges during the first quarter of 2006. In addition, our higher mix of retail business has increased our expense base as a percentage of sales.

Interest Expense
Interest expense decreased $0.4 million to $4.1 million in the first quarter as compared to $4.5 million in the first quarter of the prior year. The decrease in interest expense is a result of the lower average borrowings under our revolving credit facility.

Income Tax Provision
Our consolidated effective tax rate was 32.1% in the first quarter of 2007 as compared to 30.3% in the first quarter of the prior year. The increase is primarily attributable to a higher mix of domestic earnings, which are taxed at higher rates than our international operations.

Net Earnings
Net earnings decreased $0.4 million, or 3.9%, to $9.6 million in the first quarter as compared to $10.0 million in the first quarter of the prior year. The decrease in net earnings is primarily attributable to the charges for our Earnings Enhancement Plan, for which we incurred $3.3 million on an after-tax basis in the first quarter of 2007, and no charges in the corresponding year-ago period. Higher earnings at our Famous Footwear division substantially offset the charges for the Earnings Enhancement Plan.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 5, 2007		April 29, 2006
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$325.3	100.0%	$302.3	100.0%
Cost of goods sold	180.8	55.6%	170.7	56.5%
Gross profit	144.5	44.4%	131.6	43.5%
Selling and administrative expenses	123.5	38.0%	115.7	38.2%
Operating earnings	$21.0	6.4%	$15.9	5.3%

Key Metrics
Same-store sales % change	3.4%		1.9%
Same-store sales $ change	$9.9		$5.4
Sales change from new and closed stores, net	$13.1		$8.2

Sales per square foot	$46		$45
Square footage (thousand sq. ft.)	7,008		6,648

Stores opened	18		10
Stores closed	8		11
Ending stores	1,009		952

Net Sales
Net sales increased $23.0 million, or 7.6%, to $325.3 million in the first quarter of 2007 as compared to $302.3 million in the first quarter of the prior year, due to a higher store count and a same-store sales increase of 3.4%, despite poor weather that dampened sales for several weeks during the important Easter period. We attribute the same-store sales gain to having a fresh, fashion-right merchandise selection. The ratio of customers making purchases increased, as well as the number of pairs per transaction and the average unit retail prices. During the first quarter of 2007, we opened 18 new stores and closed 8, resulting in 1,009 stores at the end of the first quarter as compared to 952 at the end of the first quarter of the prior year. Sales per square foot increased to $46, up from $45 a year ago.

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

Gross Profit
Gross profit increased $12.9 million, or 9.7%, to $144.5 million in the first quarter of 2007, as compared to $131.6 million in the first quarter of the prior year. The increase reflects both a volume and a rate increase. The volume increase is due to the higher store count and higher sales compared to the prior year. As a percent of sales, our gross profit rate was 44.4% in the first quarter of 2007, up from 43.5% in the first quarter of the prior year. The improvement in the rate was primarily due to a fresher inventory base and a fashion-right merchandise selection. Inventory was more current and, therefore, lower markdowns were necessar

Selling and Administrative Expenses
Selling and administrative expenses increased $7.8 million, or 6.7%, to $123.5 million for the first quarter of 2007 as compared to $115.7 million in the first quarter of the prior year. This increase is primarily attributable to the higher sales volume and a higher store count resulting in higher retail facilities and selling costs. As a percentage of net sales, selling and administrative costs have decreased to 38.0% from 38.2% last year.

Operating Earnings
Operating earnings increased $5.1 million, or 31.8%, to $21.0 million for the first quarter of 2007 as compared to $15.9 million in the first quarter of the prior year. The increase in operating earnings was due to the higher sales volume, a higher gross profit rate and a better leveraging of the expense base. As a percent of sales, operating earnings improved to 6.4% in the first quarter of 2007 compared to 5.3% in the same period last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended
	May 5, 2007		April 29, 2006
($ millions)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$180.7	100.0%	$216.8	100.0%
Cost of goods sold	122.6	67.9%	151.9	70.1%
Gross profit	58.1	32.1%	64.9	29.9%
Selling and administrative expenses	45.1	24.9%	50.8	23.4%
Operating earnings	$13.0	7.2%	$14.1	6.5%

Key Metrics
Unfilled order position at end of period	$291.5		$310.0

Net Sales
Net sales decreased $36.1 million, or 16.6%, to $180.7 million in the first quarter of 2007 as compared to $216.8 million in the first quarter of the prior year. Solid performances from Naturalizer, Etienne Aigner, Dr. Scholl’s and LifeStride were offset by the exiting of the Bass business at the end of 2006 and the reduced emphasis on lower-margin private label business. Sales of our private label, Children’s, and Franco Sarto product were below last year.

Gross Profit
Gross profit decreased $6.8 million, or 10.5%, to $58.1 million in the first quarter of 2007 as compared to $64.9 million in the first quarter of the prior year. As a percentage of net sales, our gross profit rate increased to 32.1% in the first quarter from 29.9% in the first quarter of the prior year. The improvement in our gross profit rate is due to a number of factors, including the discontinuance of the lower margin Bass business and a greater mix of branded product sales versus private label. In addition, we are experiencing higher gross profit rates for our branded products, as we transition to a business model that focuses on a continuous flow of smaller quantities of new goods versus large pre-season sell-ins, thereby minimizing markdowns and allowances.

Selling and Administrative Expenses
Selling and administrative expenses decreased $5.7 million, or 11.3%, to $45.1 million for the first quarter of 2007 as compared to $50.8 million in the first quarter of the prior year. Our marketing expenses were lower in the first quarter, reflecting a change in the timing of certain expenditures, including trade shows. As a percent of sales, selling and administrative expenses increased from 23.4% last year to 24.9% this year, primarily due to the recognition of $2.1 million in charges for the first quarter of 2007 related to our Earnings Enhancement Plan, with no charges recorded in the corresponding year-ago period.

Operating Earnings
Operating earnings decreased $1.1 million, or 7.8%, to $13.0 million for the first quarter of 2007 as compared to $14.1 million in the first quarter of the prior year. The decrease in net earnings is primarily attributable to the charges recorded related to our Earnings Enhancement Plan, for which we incurred $2.1 million in the first quarter of 2007, and no charges in the corresponding year-ago period. An increase in the gross profit rate and a reduction in expenses, primarily marketing, partially offset the charges related to the Earnings Enhancement Plan. As a percent of sales, operating earnings improved to 7.2% in the first quarter of 2007 compared to 6.5% in the same period last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended
	May 5, 2007		April 29, 2006
($ millions, except for sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$60.3	100.0%	$56.4	100.0%
Cost of goods sold	33.0	54.7%	29.9	53.0%
Gross profit	27.3	45.3%	26.5	47.0%
Selling and administrative expenses	30.2	50.1%	29.4	52.1%
Operating loss	$(2.9)	(4.8)%	$(2.9)	(5.1)%

Key Metrics
Same-store sales % change	3.4%		0.6%
Same-store sales $ change	$1.3		$0.3
Sales change from new and closed stores, net	$(3.1)		$(3.5)
Impact of changes in Canadian exchange rate on sales	$0.1		$1.0
Increase in sales of e-commerce subsidiary	$5.6		$5.3

Sales per square foot, excluding e-commerce subsidiary	$83		$77
Square footage (thousand sq. ft.)	468		534

Stores opened	0		1
Stores closed	10		3
Ending stores	280		312

Net Sales
Net sales increased $3.9 million, or 6.9%, to $60.3 million in the first quarter of 2007 as compared to $56.4 million in the first quarter of the prior year. Our improvement in net sales was primarily due to growth in sales at our e-commerce subsidiary. Our lower store count was partially offset by a same-store sales increase of 3.4%. Sales at our e-commerce subsidiary, Shoes.com, Inc., increased $5.6 million, or 46.6%, to $17.6 million in the first quarter compared to $12.0 million in last year’s first quarter. We did not open any stores and closed 10 during the quarter resulting in 280 stores at the end of the quarter compared to 312 last year.

Gross Profit
Gross profit increased $0.8 million, or 3.1%, to $27.3 million in the first quarter of 2007 as compared to $26.5 million in the first quarter of the prior year. The increase in gross profit is due to the higher sales base. As a percentage of net sales, our gross profit rate decreased to 45.3% in the first quarter from 47.0% in the year ago quarter, as a result of higher markdowns taken at Shoes.com to clear inventory, partially offset by a higher gross profit rate in our stores.

Selling and Administrative Expenses
Selling and administrative expenses increased $0.8 million, or 2.7%, to $30.2 million for the first quarter of 2007 as compared to $29.4 million in the first quarter of the prior year. The division recognized $0.3 million in charges associated with our Earnings Enhancement Plan during the first quarter of 2007, with no corresponding charges during the first quarter of 2006. In addition, we experienced higher expenses at our Shoes.com subsidiary to support its sales growth. Retail facility costs and store payroll were lower due to the lower store count.

Operating Earnings
Specialty Retail had an operating loss of $2.9 million in the first quarter of 2007 equal to the first quarter of the prior year.  The improvement in operating results of our retail stores, primarily domestic stores, was offset by higher markdowns and expenses at Shoes.com and charges of $0.3 million associated with our Earnings Enhancement Plan.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative and other costs. Unallocated corporate administrative and other costs increased $5.1 million to $13.6 million in the first quarter of 2007 from $8.5 million in the first quarter of the prior year. The largest contributor to higher first quarter expenses is our Earnings Enhancement Plan, for which we incurred charges of $2.7 million during the first quarter of 2007, with no corresponding charges during the first quarter of 2006. In addition, we have incurred higher legal fees related to pending litigation, in which we are seeking recovery of remediation, defense costs and other damages from certain of our insurance carriers related to the Redfield litigation described more fully in Note 12 to the condensed consolidated financial statements, as well as higher costs for charitable contributions and incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	May 5, 2007	April 29, 2006	Increase/ (Decrease)
Borrowings under revolving credit agreement	$9.5	$50.0	$(40.5)
Senior notes	150.0	150.0	–
Total debt	$159.5	$200.0	$(40.5)

Total debt obligations have decreased by $40.5 million, or 20.3%, to $159.5 million at May 5, 2007, as compared to $200.0 million at April 29, 2006. This decrease is due entirely to the decline in borrowings under our revolving credit agreement. As a result of lower average borrowings, interest expense decreased $0.4 million, or 9.3%, to $4.1 million in the first quarter of 2007 from $4.5 million in the first quarter of the prior year.

We issued $150 million of 8.75% senior notes due 2012 in April 2005. The Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under our senior secured credit facility. Interest is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants, including, among other things, restrictions on the payment of dividends, the incurrence of additional indebtedness, the guarantee or pledge of our assets, certain investments, and our ability to merge or consolidate with another entity or sell substantially all of our assets. We were in compliance with all required covenants at May 5, 2007.

We have a Revolving Credit Agreement that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base. Borrowing availability under the Credit Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Credit Agreement expires in 2009, and our obligations are secured by our accounts receivable and inventory. Borrowings under the Credit Agreement bear interest at a variable rate determined based upon the level of availability under the Credit Agreement. If availability falls below specified levels, we would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance at May 5, 2007.

At May 5, 2007, we had $9.5 million of borrowings outstanding and $10.1 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was approximately $279 million at May 5, 2007. We believe that our access to capital, including borrowing capacity under the Credit Agreement, will be adequate to fund our operational needs, capital expenditure plans and potential acquisitions.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	May 5, 2007	April 29, 2006	Increase/ (Decrease)

Net cash provided (used) by operating activities	$(1.9)	$20.3	$(22.2)
Net cash provided (used) by investing activities	(7.9)	(31.0)	23.1
Net cash provided (used) by financing activities	15.6	5.9	9.7
Effect of exchange rate changes on cash	1.2	0.3	0.9
Increase (decrease) in cash and cash equivalents	$7.0	$(4.5)	$11.5

Reasons for the major variances in cash provided (used) in the table above are as follows:

In the first quarter of 2007, receivables and inventories decreased by greater amounts than in the first quarter of the prior year, reflecting seasonality of the business, lower sales from our wholesale segment, and our continuing focus on efficient management of these assets. At the same time, trade accounts payable and accrued expenses declined by a greater amount than the reduction in these assets, and last year, reflecting normal seasonality, reduced payables to factories (due to lower wholesale sales), and the timing of disbursements, including retirement benefit payments. Accordingly, cash flow provided from operating activities was lower than last year.

Cash used by investing activities was lower as a result of a payment during the first quarter of 2006 of $22.7 million to the prior owners of Bennett related to the first of three earnout periods. No such payment has been or will be made in 2007.

Cash provided by financing activities was higher as the result of the increase in borrowings under our revolving credit facility during the first quarter of 2007. There was no such increase in the first quarter of 2006.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 5, 2007	April 29, 2006	February 3, 2007

Working capital ($ millions)	$ 324.9	$ 264.4	$ 303.8

Current ratio	2.29:1	1.85:1	1.91:1

Total debt as a percentage of total capitalization	22.7%	30.6%	22.4%

Working capital at May 5, 2007, was $324.9 million, which was $21.1 million higher than at February 3, 2007, and $60.5 million higher than at April 29, 2006. Our current ratio, the relationship of current assets to current liabilities, increased to 2.29 to 1 compared to 1.91 to 1 at February 3, 2007, and 1.85 to 1 at April 29, 2006. These improvements compared to prior year are primarily attributable to the drop in our current liabilities as described earlier, primarily in trade accounts payable and accrued expenses. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity decreased to 22.7% at the end of the quarter from 30.6% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement and a higher shareholders’ equity balance. At May 5, 2007, we had $60.7 million of cash and cash equivalents, of which the majority represents cash and cash equivalents of our Canadian and other foreign subsidiaries.

As described in Note 5 to the condensed consolidated financial statements, we initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: i) restructuring administrative and support areas; ii) redesigning logistics and distribution platforms; iii) reorganizing to eliminate operational redundancies; iv) realigning strategic priorities; and v) refining the supply chain process and enhancing inventory utilization. We are in the early stages of developing these earnings improvement initiatives, but estimate that these initiatives will generate $10-12 million in after-tax savings in 2007 with continuing annual after-tax savings of approximately $17-20 million, beginning in 2008. After-tax implementation costs are estimated to be approximately $14 million in 2007 and $5 million in 2008. In addition, it is expected that incremental capital costs will be required to implement several of the initiatives, but additional planning is required to estimate the level of such expenditures. We incurred charges of approximately $5.1 million ($3.3 million on an after-tax basis) in the first quarter of 2007 related to this program.

We paid dividends of $0.07 and $0.053 per share in the first quarter of 2007 and the first quarter of 2006, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. For further information, see Item 7 of our Annual Report on Form 10-K for the year ended February 3, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, we will adopt SFAS 159 in fiscal year 2008. We are currently evaluating the impact of SFAS 159 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, we will adopt SFAS 157 in fiscal year 2008. We are currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) the preliminary nature of estimates of the costs and benefits of the Earnings Enhancement Plan, which are subject to change as the Company refines these estimates over time; (ii) intense competition within the footwear industry; (iii) rapidly changing consumer demands and fashion trends and purchasing patterns, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (iv) customer concentration and increased consolidation in the retail industry; (v) the Company's ability to successfully implement its Earnings Enhancement Plan; (vi) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (vii) the Company's ability to attract and retain licensors and protect its intellectual property; (viii) the Company's ability to secure leases on favorable terms; (ix) the Company's ability to maintain relationships with current suppliers; and (x) the uncertainties of pending litigation. The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 3, 2007, which information is incorporated by reference herein. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended February 3, 2007.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 5, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the quarter ended May 5, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 12 to the condensed consolidated financial statements and incorporated by reference herein.

ITEM 1A	RISK FACTORS

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 3, 2007.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2007:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

February 4, 2007 – March 3, 2007	756	(2)	36.86	(2)	–	2,409,975

March 4, 2007 – April 7, 2007	57,663	(2)	32.59	(2)	–	2,409,975

April 8, 2007 – May 5, 2007	730	(2)	27.65	(2)	–	2,409,975

Total	59,149	(2)	32.59	(2)	–	2,409,975
(1)
In May 2000, the Board of Directors authorized a stock repurchase program authorizing the repurchase of up to 4.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 2,090,025 shares have been repurchased and the remaining availability is 2,409,975 shares as of the end of the period. Our repurchases of common stock are limited under our debt agreements.

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

At the Annual Meeting of Shareholders held on May 24, 2007, three proposals described in the Notice of Annual Meeting of Shareholders dated April 16, 2007, were voted upon.

1.
The shareholders elected four directors, Ward M. Klein, W. Patrick McGinnis, Diane M. Sullivan and Hal J. Upbin for terms of three years each and one director, Julie C. Esrey for a term of two years. The voting for each director was as follows:

Directors	For	Withheld
Julie C. Esrey	35,755,639	810,262
Ward M. Klein	36,314,618	251,283
W. Patrick McGinnis	36,309,379	256,522
Diane M. Sullivan	35,775,632	790,269
Hal J. Upbin	36,316,342	249,559

The following directors have terms of office that continue after the meeting: Ronald A. Fromm, Steven W. Korn, Patricia G. McGinnis, Joseph L. Bower, Carla C. Hendra and Michael F. Neidorff.

2.	The shareholders approved amendment to Certificate of Incorporation to reduce par value of the Company’s common stock from $3.75 to $0.01 per share. The voting was as follows:

For	Against	Abstaining
36,246,763	183,963	135,175

3.	The shareholders ratified the appointment of our independent registered public accountants, Ernst & Young LLP. The voting was as follows:

For	Against	Abstaining
36,476,059	36,619	53,223

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1	Restated Certificate of Incorporation of the Company, filed herewith.
3.2	Bylaws of the Company as amended through April 11, 2007, incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K filed April 12, 2007.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: June 5, 2007	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer