Form 10-Q
period 2007-08-04
BROWN SHOE CO INC
filed 2007-09-11
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 4, 2007

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

As of September 1, 2007, 44,226,423 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	August 4, 2007	July 29, 2006	February 3, 2007
Assets
Current Assets
Cash and cash equivalents	$64,335	$31,001	$53,661
Receivables	110,440	137,804	132,224
Inventories	474,541	480,409	420,520
Prepaid expenses and other current assets	33,672	26,973	31,955
Total current assets	682,988	676,187	638,360

Other assets	105,938	85,369	106,113
Goodwill and intangible assets, net	216,481	218,932	216,420

Property and equipment	390,708	364,197	373,843
Allowance for depreciation and amortization	(248,713)	(242,166)	(235,679)
Net property and equipment	141,995	122,031	138,164
Total assets	$1,147,402	$1,102,519	$1,099,057

Liabilities and Shareholders' Equity
Current Liabilities
Borrowings under revolving credit agreement	$–	$50,000	$1,000
Trade accounts payable	217,119	227,316	185,767
Accrued expenses	127,891	120,372	146,320
Income taxes	1,961	2,366	1,429
Total current liabilities	346,971	400,054	334,516

Other Liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	37,209	34,119	38,025
Other liabilities	53,051	49,488	52,871
Total other liabilities	240,260	233,607	240,896

Shareholders' Equity
Common stock	442	429	433
Additional paid-in capital	181,455	145,953	161,825
Accumulated other comprehensive income	16,134	4,258	11,881
Retained earnings	362,140	318,218	349,506
Total shareholders’ equity	560,171	468,858	523,645
Total liabilities and shareholders’ equity	$1,147,402	$1,102,519	$1,099,057
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$576,571	$579,319	$1,142,919	$1,154,857
Cost of goods sold	345,577	355,299	682,122	707,840
Gross profit	230,994	224,020	460,797	447,017
Selling and administrative expenses	213,031	197,754	425,283	402,157
Operating earnings	17,963	26,266	35,514	44,860
Interest expense	(3,756)	(4,436)	(7,826)	(8,924)
Interest income	921	495	1,633	779
Earnings before income taxes	15,128	22,325	29,321	36,715
Income tax provision	(5,298)	(7,134)	(9,855)	(11,493)
Net earnings	$9,830	$15,191	$19,466	$25,222

Basic earnings per common share	$0.23	$0.36	$0.45	$0.60

Diluted earnings per common share	$0.22	$0.35	$0.44	$0.58

Dividends per common share	$0.07	$0.05	$0.14	$0.11
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	August 4, 2007	July 29, 2006

Operating Activities:
Net earnings	$19,466	$25,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,837	20,416
Share-based compensation expense	5,678	4,944
Loss on disposal of facilities and equipment	532	650
Impairment charges for facilities and equipment	524	698
Recoveries from (provision for) doubtful accounts	(18)	634
Foreign currency transaction (gains) losses	(124)	67
Changes in operating assets and liabilities:
Receivables	21,802	20,027
Inventories	(54,021)	(66,114)
Prepaid expenses and other current assets	(919)	(8,856)
Trade accounts payable	31,352	54,233
Accrued expenses	(18,429)	(11,037)
Income taxes	532	(1,462)
Deferred rent	(816)	(2,100)
Deferred income taxes	(996)	401
Other, net	437	(1,075)
Net cash provided by operating activities	25,837	36,648

Investing Activities:
Capital expenditures	(21,238)	(22,700)
Investment in joint venture	(1,020)	–
Acquisition cost	(2,750)	(23,696)
Net cash used for investing activities	(25,008)	(46,396)

Financing Activities:
Decrease in borrowings under revolving credit agreement	(1,000)	–
Proceeds from stock options exercised	8,898	7,236
Tax benefit related to share-based plans	5,802	3,717
Dividends paid	(6,245)	(4,553)
Net cash provided by financing activities	7,455	6,400
Effect of exchange rate changes on cash	2,390	61
Increase (decrease) in cash and cash equivalents	10,674	(3,287)
Cash and cash equivalents at beginning of period	53,661	34,288
Cash and cash equivalents at end of period	$64,335	$31,001
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Stock Split
On March 7, 2007, the Company’s Board of Directors authorized a three-for-two split of its common stock, to be effected in the form of a dividend of one share of stock for every two shares outstanding. The dividend was paid on April 2, 2007 to shareholders of record on March 19, 2007. All share and per share data provided herein give effect to this stock split, applied retroactively.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 3, 2007.

Change in Par Value
Effective May 31, 2007, the par value of the Company’s common stock was reduced from $3.75 per share to $0.01 per share. All relevant share data provided herein give effect to this change, applied retroactively.

Note 2.	Recent Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on February 4, 2007. At February 4, 2007, the Company had $1.2 million of unrecognized tax benefits, relating to various state tax issues, which includes $0.2 million of estimated interest and penalties. A charge of $0.8 million, net of federal income tax benefits, was recorded against retained earnings as a cumulative effect adjustment at February 4, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. There have been no significant changes to these amounts during the quarter ended August 4, 2007.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the income tax provision in the Condensed Consolidated Statements of Earnings and were insignificant for the quarter ended August 4, 2007. Accrued interest and penalties were $0.2 million as of February 4, 2007 and August 4, 2007.

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

Note 3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended August 4, 2007, and July 29, 2006:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

NUMERATOR
Net earnings	$9,830	$15,191	$19,466	$25,222

DENOMINATOR
Denominator for basic earnings per common share	43,609	42,230	43,397	41,950
Dilutive effect of unvested restricted stock and stock options	899	1,441	1,214	1,691
Denominator for diluted earnings per common share	44,508	43,671	44,611	43,641

Basic earnings per common share	$0.23	$0.36	$0.45	$0.60

Diluted earnings per common share	$0.22	$0.35	$0.44	$0.58

Options to purchase 183,743 and 6,667 shares of common stock for the thirteen-week periods and 183,743 and 6,667 for the twenty-six week periods ended August 4, 2007, and July 29, 2006, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 4.	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended August 4, 2007, and July 29, 2006:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ Thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net earnings	$9,830	$15,191	$19,466	$25,222

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,449	(594)	5,590	702
Unrealized (losses) gains on derivative instruments	(363)	403	(976)	825
Net (gain) loss from derivatives reclassified into earnings	93	(157)	(361)	(91)
	2,179	(348)	4,253	1,436
Comprehensive income	$12,009	$14,843	$23,719	$26,658

Note 5.	Restructuring Charges

Earnings Enhancement Plan
During 2006, the Company initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. The total costs to implement these plans are estimated to be approximately $36 million ($22 million on an after-tax basis). These estimates are preliminary and differences may arise between these estimates and actual costs to the Company. The Company incurred charges of $6.3 million ($3.9 million on an after-tax basis) in 2006. The Company incurred charges totaling $10.8 million ($6.9 million on an after-tax basis) during the twenty-six weeks ended August 4, 2007.

The following is a summary of the activity in the reserve, by category of costs:

($ millions)	Employee Severance	Facility & Lease Exits	Consulting Services	Other	Total
Reserve balance at February 3, 2007	$2.4	(0.3)	$0.2	$–	$2.3
Additional charges in first quarter 2007	3.1	1.7	0.1	0.2	5.1
Amounts settled in first quarter 2007	(4.5)	(1.2)	(0.2)	(0.2)	(6.1)
Reserve balance at May 5, 2007	$1.0	$0.2	$0.1	$–	$1.3
Additional charges in second quarter 2007	0.6	0.1	4.7	0.3	5.7
Amounts settled in second quarter 2007	(0.6)	–	(3.1)	(0.3)	(4.0)
Reserve balance at August 4, 2007	$1.0	$0.3	$1.7	$–	$3.0

Of the $5.7 million in costs recorded during the thirteen weeks ended August 4, 2007, $5.1 million was recorded in the Other segment and $0.6 million was recorded in the Wholesale Operations segment. The entire $5.7 million charge was reflected as a component of selling and administrative expenses. A tax benefit of $2.1 million was associated with this charge.

Note 6.	Business Segment Information

Applicable business segment information is as follows for the periods ended August 4, 2007, and July 29, 2006:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals

Thirteen Weeks Ended August 4, 2007

External sales	$316,107	$198,432	$62,032	$–	$576,571
Intersegment sales	462	33,268	–	–	33,730
Operating earnings (loss)	19,017	12,875	(1,655)	(12,274)	17,963
Operating segment assets	455,447	455,134	86,183	150,638	1,147,402

Thirteen Weeks Ended July 29, 2006

External sales	$292,682	$227,162	$59,475	$–	$579,319
Intersegment sales	667	36,726	–	–	37,393
Operating earnings (loss)	11,935	19,053	(1,450)	(3,272)	26,266
Operating segment assets	441,102	495,468	74,832	91,117	1,102,519

Twenty-six Weeks Ended August 4, 2007

External sales	$641,437	$379,177	$122,305	$–	$1,142,919
Intersegment sales	1,056	74,428	–	–	75,484
Operating earnings (loss)	39,970	25,918	(4,535)	(25,839)	35,514

Twenty-six Weeks Ended July 29, 2006

External sales	$594,998	$443,996	$115,863	$–	$1,154,857
Intersegment sales	1,322	86,167	–	–	87,489
Operating earnings (loss)	27,830	33,201	(4,353)	(11,818)	44,860

The Other segment includes unallocated corporate administrative and other costs and, in 2006, net recoveries of $7.3 million from insurance companies for remediation costs associated with our Redfield site in Denver, Colorado.

During the thirteen weeks and twenty-six weeks ended August 4, 2007, operating earnings includes expenses of $5.1 million and $7.8 million, $0.6 million and $2.7 million, and $0 and $0.3 million for the Other segment, the Wholesale Operations segment and the Specialty Retail segment, respectively, related to the Company’s Earnings Enhancement Plan.

During the thirteen weeks and twenty-six weeks ended July 29, 2006, operating earnings includes expenses of $1.4 million, $0.4 million and $0.2 million, respectively, for the Other segment, the Wholesale Operations segment and the Specialty Retail segment, related to the Company’s Earnings Enhancement Plan.

Note 7.	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	August 4, 2007	July 29, 2006	February 3, 2007

Famous Footwear	$6,279	$3,529	$3,529
Wholesale Operations	199,963	207,353	203,385
Specialty Retail	10,239	7,537	9,506
Other	–	513	–
	$216,481	$218,932	$216,420

The change in goodwill and other intangible assets in the Famous Footwear segment is due to the acquisition of a trademark during the second quarter of 2007 for $2.75 million, which facilitates the Company's use of the Famous Footwear mark on its stores located in the metropolitan St. Louis area. These stores (approximately 25) were formerly named Supermarket of Shoes. This acquisition further solidifies our Famous Footwear name as a national brand.

The change in goodwill and other intangible assets between periods for the Wholesale Operations segment is primarily due to the amortization of our licensed and owned trademarks. The change between periods for the Specialty Retail segment reflects changes in the Canadian dollar exchange rate. The change in the Other segment reflects adjustments to the Company’s minimum pension liability.

Note 8.	Share-Based Compensation

During the second quarter of 2007, the Company granted 7,500 stock options to certain employees with a weighted-average exercise price and grant date fair value of $29.37 and $13.22, respectively.  These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years.  Compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company also granted 6,000 performance share awards (at target level) during the second quarter of 2007. Vesting of the performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The performance share awards may pay out at a maximum of 200% of the target number of shares.  Compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company also granted 5,000 restricted shares with a weighted average grant date fair value of $29.37 during the second quarter of 2007. The restricted shares vest in four years and compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation expense of $3.1 million and $2.5 million during the thirteen-week and $5.7 million and $4.9 million during the twenty-six week periods ended August 4, 2007, and July 29, 2006, respectively.

The Company issued 200,920 and 955,649 shares of common stock during the thirteen and twenty-six week periods ended August 4, 2007, respectively, for stock options exercised and restricted stock grants.

Note 9.	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit plan cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Service cost	$2,108	$1,923	$–	$–
Interest cost	2,611	2,600	76	65
Expected return on assets	(4,576)	(4,270)	–	–
Amortization of:
Actuarial loss (gain)	147	157	(2)	5
Prior service costs	108	88	–	–
Net transition assets	(47)	(47)	–	–
Total net periodic benefit cost	$351	$451	$74	$70

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Service cost	$4,069	$3,951	$–	$–
Interest cost	5,318	5,093	129	125
Expected return on assets	(8,944)	(8,600)	–	–
Settlement loss	1,200
Amortization of:
Actuarial loss (gain)	217	278	(5)	(5)
Prior service costs	183	174	–	–
Net transition assets	(90)	(93)	–	–
Total net periodic benefit cost	$1,953	$803	$124	$120

Note 10.	Long-Term and Short-Term Financing Arrangements

The Company has a Revolving Credit Agreement (the “Agreement”) that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base, and is guaranteed by certain of its subsidiaries. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures in 2009, and the Company’s obligations are secured by its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. At August 4, 2007, the Company had no borrowings outstanding and $12.0 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $338.0 million at August 4, 2007.

On July 23, 2007, the Company and certain of its subsidiaries entered into the third amendment to the Agreement. This amendment amends the Agreement by, among other things:

•	reducing the commitment fees paid on the unused portion of the facility;
•	enhancing credit given for the inventory component in the calculation of the loan parties’ borrowing base;
•	increasing flexibility concerning Indebtedness and Guarantees of Indebtedness;
•	providing additional flexibility regarding Investments and Restricted Payments.

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

During the second quarter, the Company continued to use OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of Ogilvy North America and OgilvyOne N.A., both of which are affiliates of Ogilvy. The Company incurred charges of $0.7 million and $1.0 million with Ogilvy during the thirteen–week and twenty-six week period ended August 4, 2007, respectively, which are reflected as a component of selling and administrative expenses on the condensed consolidated statements of earnings and as a component of accrued expenses on the condensed consolidated balance sheets.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (“the Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. Based on the results of ongoing testing and the study of remediation alternatives by our environmental consultants, the Company, in 2006, submitted to the Colorado authorities a supplement to its former remediation plan, setting forth a long-term remediation plan and extending the time period the Company expects to perform certain remediation activities. Accordingly, a charge of $5.6 million was recorded in 2006, the majority of which represented the estimated discounted costs to complete the on-site remediation. The liability for the on-site remediation, $5.3 million, has been discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $21.7 million. During the thirteen and twenty-six weeks ended August 4, 2007, the Company recorded no expense related to this remediation, other than the accretion of interest expense.

The cumulative expenditures for both on-site and off-site remediation through August 4, 2007 are $18.6 million. As discussed further below, the Company has recovered a portion of these expenditures from insurers and other third parties and continues to pursue recovery of additional remediation, defense costs and other damages from other insurers. The reserve for the anticipated future remediation activities at August 4, 2007, is $9.4 million, of which $1.0 million is accrued within accrued expenses and $8.4 million is accrued within other noncurrent liabilities. Of the total $9.4 million reserve, $5.3 million is for on-site remediation and $4.1 million is for off-site remediation. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $20.7 million thereafter related to the on-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 17 years. The Company has an accrued liability of $2.0 million at August 4, 2007, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.2 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.2 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $11.7 million as of August 4, 2007, to complete the cleanup, maintenance and monitoring at all sites. Of the $11.7 million liability, $1.0 million is included in accrued expenses, and $10.7 million is included in other noncurrent liabilities in the condensed consolidated balance sheet. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company’s subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. The total pretax charge recorded for these matters in 2003 was $3.1 million. The Company recorded an additional $0.6 million in expense in 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which prejudgment interest applied. The plaintiffs filed an appeal of the December jury verdict and in August 2007, the Colorado Court of Appeals issued its decision of the appeal.  The Court rejected plaintiffs’ attempt to obtain a new trial by affirming the trial court judgment.  The Court also denied a cross-appeal by the Company seeking a reversal of a portion of the pretrial interest awarded to plaintiffs.  The Court also reversed the trial court’s award of costs to the Company, and remanded the case to the trial court for a determination of whether plaintiffs are entitled to recover their costs related to the trial.  The ultimate outcome and cost of further proceedings in this matter may vary.

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

The Company is contingently liable for lease commitments of approximately $2.7 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. As of August 4, 2007, the Company does not believe this is reasonably likely to occur.

Note 13.	Financial Information for the Company and its Subsidiaries

In 2005, Brown Shoe Company, Inc. issued senior notes which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing Revolving Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (Parent), the Guarantors and subsidiaries of the Parent that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated. The Guarantors are all direct or indirect wholly-owned (100%) subsidiaries of the Parent.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF AUGUST 4, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$19,660	$19,764	$24,911	$–	$64,335
Receivables	64,688	5,395	40,357	–	110,440
Inventories	82,750	367,512	24,279	–	474,541
Prepaid expenses and other current assets	9,736	19,753	4,183	–	33,672
Total current assets	176,834	412,424	93,730	–	682,988
Other assets	284,853	33,280	4,286	–	322,419
Property and equipment, net	30,433	108,456	3,106	–	141,995
Investment in subsidiaries	601,369	32,572	–	(633,941)	–
Total assets	$1,093,489	$586,732	$101,122	$(633,941)	$1,147,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$–	$–	$–	$–	$–
Trade accounts payable	28,186	144,350	44,583	–	217,119
Accrued expenses	63,500	54,721	9,670	–	127,891
Income taxes	(620)	1,074	1,507	–	1,961
Total current liabilities	91,066	200,145	55,760	–	346,971
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	64,123	25,783	354	–	90,260
Intercompany payable (receivable)	228,129	(241,661)	13,532	–	–
Total other liabilities	442,252	(215,878)	13,886	–	240,260
Shareholders’ equity	560,171	602,465	31,476	(633,941)	560,171
Total liabilities and shareholders’ equity	$1,093,489	$586,732	$101,122	$(633,941)	$1,147,402

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$297,757	$741,414	$183,059	$(79,311)	$1,142,919
Cost of goods sold	216,816	397,611	147,006	(79,311)	682,122
Gross profit	80,941	343,803	36,053	–	460,797
Selling and administrative expenses	95,445	304,344	25,494	–	425,283
Equity in (earnings) of subsidiaries	(33,154)	(13,023)	–	46,177	–
Operating earnings	18,650	52,482	10,559	(46,177)	35,514
Interest expense	(7,813)	(1)	(12)	–	(7,826)
Interest income	250	412	971	–	1,633
Intercompany interest income (expense)	2,626	(3,492)	866	–	–
Earnings before income taxes	13,713	49,401	12,384	(46,177)	29,321
Income tax benefit (provision)	5,753	(14,371)	(1,237)	–	(9,855)
Net earnings (loss)	$19,466	$35,030	$11,147	$(46,177)	$19,466

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used) provided by operating activities	$(27,672)	$43,506	$11,539	$(1,536)	$25,837

Investing activities
Capital expenditures	(1,176)	(19,906)	(156)	–	(21,238)
Investment in joint venture	–	–	(1,020)	–	(1,020)
Acquisition cost	–	(2,750)	–	–	(2,750)
Net cash used by investing activities	(1,176)	(22,656)	(1,176)	–	(25,008)

Financing activities
Decrease in borrowings under revolving credit agreement	(1,000)	–	–	–	(1,000)
Proceeds from stock options exercised	8,898	–	–	–	8,898
Tax benefit related to share-based plans	5,802	–	–	–	5,802
Dividends paid (received)	(6,245)	30,007	(30,007)	–	(6,245)
Intercompany financing	41,053	(48,899)	6,310	1,536	–
Net cash (used) provided by financing activities	48,508	(18,892)	(23,697)	1,536	7,455
Effect of exchange rate changes on cash	–	2,266	124	–	2,390

Increase (decrease) in cash and cash equivalents	19,660	4,224	(13,210)	–	10,674
Cash and cash equivalents at beginning of period	–	15,540	38,121	–	53,661
Cash and cash equivalents at end of period	$19,660	$19,764	$24,911	$–	$64,335

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(413)	$13,093	$18,321	$–	$31,001
Receivables	75,388	7,819	54,597	–	137,804
Inventories	90,981	378,378	15,005	(3,955)	480,409
Prepaid expenses and other current assets	13,294	11,388	1,394	897	26,973
Total current assets	179,250	410,678	89,317	(3,058)	676,187
Other assets	270,509	31,704	2,088	–	304,301
Property and equipment, net	15,313	103,389	3,329	–	122,031
Investment in subsidiaries	509,773	30,074	–	(539,847)	–
Total assets	$974,845	$575,845	$94,734	$(542,905)	$1,102,519

Current Liabilities
Borrowings under revolving credit agreement	$50,000	$–	$–	$–	$50,000
Trade accounts payable	33,551	139,195	54,570	–	227,316
Accrued expenses	56,632	58,511	8,643	(3,414)	120,372
Income taxes	354	(579)	1,245	1,346	2,366
Total current liabilities	140,537	197,127	64,458	(2,068)	400,054
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	56,376	27,283	(52)	–	83,607
Intercompany payable (receivable)	159,074	(158,282)	198	(990)	–
Total other liabilities	365,450	(130,999)	146	(990)	233,607
Shareholders’ equity	468,858	509,717	30,130	(539,847)	468,858
Total liabilities and shareholders’ equity	$974,845	$575,845	$94,734	$(542,905)	$1,102,519

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$327,363	$707,912	$209,026	$(89,444)	$1,154,857
Cost of goods sold	243,542	381,191	172,551	(89,444)	707,840
Gross profit	83,821	326,721	36,475	–	447,017
Selling and administrative expenses	82,977	297,498	21,682	–	402,157
Equity in (earnings) of subsidiaries	(30,000)	(14,966)	–	44,966	–
Operating earnings	30,844	44,189	14,793	(44,966)	44,860
Interest expense	(8,897)	(9)	(18)	–	(8,924)
Interest income	298	204	277	–	779
Intercompany interest income (expense)	2,483	(3,268)	785	–	–
Earnings before income taxes	24,728	41,116	15,837	(44,966)	36,715
Income tax benefit (provision)	494	(10,607)	(1,380)	–	(11,493)
Net earnings (loss)	$25,222	$30,509	$14,457	$(44,966)	$25,222

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used) provided by operating activities	$(1,608)	$23,203	$14,915	$138	$36,648

Investing activities
Acquisition cost, net of cash received	(22,700)	–	–	–	(22,700)
Capital expenditures	(758)	(22,740)	(198)	–	(23,696)
Net cash used by investing activities	(23,458)	(22,740)	(198)	–	(46,396)

Financing activities
Proceeds from stock options exercised	7,236	–	–	–	7,236
Tax benefit related to share-based plans	3,717	–	–	–	3,717
Dividends paid	(4,553)	–	–	–	(4,553)
Intercompany financing	4,916	(2,064)	(2,714)	(138)	–
Net cash provided (used) by financing activities	11,316	(2,064)	(2,714)	(138)	6,400
Effect of exchange rate changes on cash	–	128	(67)	–	61

Increase (decrease) in cash and cash equivalents	(13,750)	(1,473)	11,936	–	(3,287)
Cash and cash equivalents at beginning of period	13,337	14,566	6,385	–	34,288
Cash and cash equivalents at end of period	$(413)	$13,093	$18,321	$–	$31,001

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Overall, the retail environment in our second quarter was weak. Nevertheless, net earnings were in line with expectations, led by our Famous Footwear division. Famous performed very well, registering a 59.3% improvement in its operating earnings over last year, driven by a 3.6% same-store sales gain and an improved gross margin rate. At the same time, overall net earnings were below last year’s level as our Wholesale business reported lower earnings as a result of lower sales, primarily in its lower-margin private label business, which offset a large portion of the Famous Footwear gain. In addition, there were several items affecting our 2007 and 2006 quarterly results, which caused the decline in earnings. These items are set forth below.

The following is a summary of the financial highlights for the second quarter:

•
Consolidated net sales declined 0.5% to $576.6 million for the second quarter of fiscal 2007, as compared to $579.3 million for the second quarter of last year, due to lower sales in our Wholesale Operations segment, resulting from our reduced emphasis on sales of private label product and the discontinuance of the Bass license at the end of 2006. The sales decline in our Wholesale Operations segment was partially offset by the sales gains in our retail divisions.

•	Operating earnings decreased 31.6% to $18.0 million in the second quarter of 2007, compared to $26.3 million in the second quarter of 2006.

•	Net earnings were $9.8 million, or $0.22 per diluted share, for the second quarter, compared to $15.2 million, or $0.35 per diluted share, for the second quarter of last year.

There were a number of items that impacted the second quarter 2007 and 2006. These items include:

•
Environmental insurance recoveries – During the second quarter of 2006, we reached agreements with certain insurance carriers to recover environmental remediation costs associated with our facility in Denver, Colorado (the Redfield facility). We recorded income related to these recoveries, net of legal expenses of $7.3 million ($4.4 million on an after-tax basis, or $0.11 per diluted share) during the second quarter of 2006, with no corresponding recoveries during the second quarter of 2007.

•
Earnings Enhancement Plan costs – We incurred costs related to our initiatives under our Earnings Enhancement Plan of $5.7 million ($3.6 million on an after-tax basis, or $0.08 per diluted share) during the second quarter of 2007, compared to $2.0 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) during the second quarter of 2006. See further discussions of our Earnings Enhancement Plan under the Recent Developments section below.

•
World Shoe Association (WSA) trade show – As a result of fiscal 2006 including 53 weeks and the resulting shift of one week for the fiscal 2007 period, the WSA trade show in Las Vegas occurred during the second quarter of 2007 rather than the third quarter, as is typical. We incurred costs of $1.6 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) during the second quarter of 2007 in our Wholesale Operations segment with no corresponding charge in the second quarter of 2006.

Following is a summary of our operating results in the second quarter of 2007 and the status of our balance sheet:

•
Famous Footwear’s net sales increased 8.0% to $316.1 million in the second quarter compared to $292.7 million last year. Despite a weak retail environment, same-store sales increased 3.6%. As a result of the shift of the fiscal calendar, due to fiscal 2006 having 53 weeks, the second quarter of 2007 includes an extra week of the important back-to-school selling season compared to the second quarter of 2006. Operating earnings increased 59.3% to $19.0 million in the second quarter compared to $11.9 million in the second quarter of the prior year, driven by both the higher sales and a higher gross profit rate.  As a percent of sales, operating earnings improved to 6.0% in the second quarter of 2007, compared to 4.1% in the same period last year.

•
Our Wholesale Operations segment’s sales decreased 12.6% to $198.4 million in the second quarter, compared to $227.2 million last year, due primarily to reduced sales of lower margin private label product and the discontinuance of the Bass business at the end of 2006. These declines were partially offset by higher sales in our Dr. Scholl’s, Children’s and Naturalizer divisions. Our Wholesale Operations segment experienced a higher gross profit rate due to a greater mix of branded product, but the sales shortfall, the de-leveraging of the expense base, the additional costs of the WSA shoe show ($1.6 million) and startup costs related to our China joint venture ($0.8 million) resulted in a decline in operating earnings to $12.9 million compared to $19.1 million in the second quarter last year. Charges related to our Earnings Enhancement Plan were $0.6 million. As a percent of sales, operating earnings decreased to 6.5% in the second quarter of 2007, compared to 8.4% in the same period last year.

•
Our Specialty Retail segment’s sales increased 4.3% to $62.0 million in the second quarter, compared to $59.5 million in the second quarter of last year, due to growth in our Shoes.com business, partially offset by a same-store sales decrease of 1.3%. We incurred an operating loss of $1.7 million in the second quarter of 2007, compared to the operating loss of $1.5 million in the second quarter of the prior year.

•
Inventories at quarter-end were $474.5 million, down from $480.4 million last year. Our current ratio, the relationship of current assets to current liabilities, increased to 1.97 to 1 compared to 1.91 to 1 at February 3, 2007, and 1.69 to 1 at July 29, 2006. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, decreased to 21.1% at the end of the quarter from 29.9% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement and increased shareholders’ equity.

Recent Developments

Earnings Enhancement Program
We continue to implement our Earnings Enhancement Plan introduced in 2006, which was designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. Annual after-tax savings expected to be achieved upon the anticipated completion of the initiatives in late 2008 are estimated to be $17–$20 million.

We have made substantial progress in implementing a number of initiatives under this plan, including:
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

These actions resulted in charges of $6.3 million in 2006 ($3.9 million on an after-tax basis, or $0.09 per diluted share). We incurred charges of $5.7 million ($3.6 million on an after-tax basis, or $0.08 per diluted share) during the second quarter of 2007, compared to $2.0 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) in the second quarter of 2006. We incurred charges of $10.8 million ($6.9 million on an after-tax basis, or $0.15 per diluted share) in the first half of 2007, compared to $2.0 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) in the first half of 2006. See Note 5 to the condensed consolidated financial statements for additional information related to these charges.

In addition, in August 2007, we announced that we will close our Los Angeles, California office, which has served as the headquarters for our Shoes.com e-commerce business, and will consolidate these operations into our existing St. Louis, Missouri headquarters. The costs associated with this move are expected to be substantially incurred in the third quarter of 2007.

While much has been accomplished, certain of the initiatives are still being developed, and we expect to update our costs and savings estimates as they are further refined. However, our current estimates are as follows:

•	In 2007, after-tax implementation costs are estimated to be approximately $11 million. We expect to realize after-tax benefits of $10–$12 million.
•	In 2008, after-tax implementation costs are estimated to be approximately $8 million, and annual after-tax benefits are estimated to be $17–$20 million upon completion of the projects in late 2008.

China Joint Venture
In June 2007, the Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (Hongguo) to begin marketing Naturalizer footwear in China in Fall 2007 and Via Spiga footwear in 2008. The Company is a 51% owner of the joint venture, with Hongguo owning the other 49%. The joint venture will establish a wholly-owned subsidiary in Dongguan, China, where we currently maintain our sourcing operation of nearly 600 employees. The joint venture combines Brown Shoe’s strength in brand-building and marketing with Hongguo’s established network of approximately 700 retail locations and operational expertise in the retail industry in China.

The joint venture is expected to begin operations in Fall 2007, distributing the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities: Shanghai, Beijing, Guangzhou, and Shenzhen. The joint venture will also sell Naturalizer footwear to Hongguo on a wholesale basis, and Hongguo is planning to open stores throughout the rest of China. Over the next five years, the joint venture plans to open approximately 75 stores and shops carrying the Naturalizer brand, and Hongguo plans to open approximately 350 locations. During this same time period, 100 Via Spiga points of distribution are expected to be opened, approximately 30 by the joint venture and 70 by Hongguo.

Besides being the 51% owner of the joint venture, the Company will receive a royalty from the joint venture for use of the Naturalizer brand name, which will be based on the sales of the joint venture to its retail operations and to Hongguo.  In 2007, we expect that the sales of the joint venture will be immaterial and the start-up costs and operating losses will total approximately $1.5 million - $2.0 million (or $0.03-$0.04 per diluted share). This joint venture is expected to be slightly accretive to our earnings in 2008.

Japanese Naturalizer Stores
In May 2007, the Company entered into a long-term license agreement with Regal Corporation, which requires them to open a minimum of 32 additional Naturalizer stores in Japan. Regal Corporation is a leading Japanese footwear manufacturer, wholesaler and retailer that currently operates eight Naturalizer stores. Regal also operates and franchises nearly 200 Regal stores in Japan. We believe this license agreement further strengthens Naturalizer as a global brand.

Investment in Edelman Shoe, Inc.
In July 2007, the Company entered into an agreement to make an investment of $7 million in Edelman Shoe, Inc., which is a privately held company operated by Sam and Libby Edelman. The transaction closed in August 2007. The Edelmans maintained a majority interest in Edelman Shoe, Inc. and the Company has an option to buy the remaining interest in the future. This investment is expected to allow the Edelmans to accelerate the development and expansion of the Sam Edelman brand, which was launched in 2004. This brand is sold in better department stores and independent and specialty stores across the country.

Change in Par Value
Effective May 31, 2007, the par value of our common stock was reduced from $3.75 per share to $0.01 per share. All relevant share data provided herein give effect to this change, applied retroactively.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 4, 2007		July 29, 2006		August 4, 2007		July 29, 2006
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$576.6	100.0%	$579.3	100.0%	$1,142.9	100.0%	$1,154.9	100.0%
Cost of goods sold	345.6	59.9%	355.3	61.3%	682.1	59.7%	707.9	61.3%
Gross profit	231.0	40.1%	224.0	38.7%	460.8	40.3%	447.0	38.7%
Selling and administrative expenses	213.0	37.0%	197.7	34.2%	425.3	37.2%	402.1	34.8%
Operating earnings	18.0	3.1%	26.3	4.5%	35.5	3.1%	44.9	3.9%
Interest expense	(3.8)	(0.7)%	(4.4)	(0.8)%	(7.8)	(0.7)%	(8.9)	(0.8)%
Interest income	0.9	0.2%	0.4	0.2%	1.6	0.2%	0.7	0.1%
Earnings before income taxes	15.1	2.6%	22.3	3.9%	29.3	2.6%	36.7	3.2%
Income tax provision	(5.3)	(0.9)%	(7.1)	(1.3)%	(9.8)	(0.9)%	(11.5)	(1.0)%
Net earnings	$9.8	1.7%	$15.2	2.6%	$19.5	1.7%	$25.2	2.2%

Net Sales
Net sales decreased $2.7 million, or 0.5%, to $576.6 million in the second quarter of 2007 as compared to $579.3 million in the second quarter of the prior year. Although our retail segments achieved higher sales, our Wholesale Operations segment reported a decline in net sales, due to a reduction in private label product sales and the discontinuance of our Bass business at the end of 2006. However, Famous Footwear’s sales increased by $23.4 million over the year-ago quarter, reflecting a 3.6% same-store sales increase and a higher store count in the current period. Our Specialty Retail segment also improved sales due primarily to sales growth at our e-commerce subsidiary, Shoes.com, but experienced a same-store sales decline of 1.3%.

Net sales decreased $12.0 million, or 1.0%, to $1,142.9 million in the first half of 2007, as compared to $1,154.9 million in the first half of the prior year. The decrease in the year to date period is due to the same factors listed above for the quarterly period. Famous Footwear achieved a 3.5% same-store sales increase, while our Specialty Retail stores achieved a same-store sales gain of 0.9%.

Gross Profit
Gross profit increased $7.0 million, or 3.1%, to $231.0 million for the second quarter of 2007, as compared to $224.0 million in the second quarter of the prior year. As a percent of net sales, our gross profit rate increased to 40.1% in the second quarter from 38.7% in the second quarter of the prior year, driven by higher margin rates in our Famous Footwear and Wholesale Operations divisions as well as a greater mix of retail sales, which carry a higher gross profit rate. Famous Footwear’s rate was fueled by its fashion-right merchandise selection, resulting in lower required markdowns. Our gross profit rate for our Wholesale Operations division improved due to a greater mix of branded product sales versus private label and as a result of discontinuing the lower margin Bass business in 2006.

Gross profit increased $13.8 million, or 3.1%, to $460.8 million for the first half of 2007, as compared to $447.0 million in the first half of the prior year. As a percent of net sales, our gross profit rate increased to 40.3% in the first half from 38.7% in the first half of the prior year. The improvement in the year to date gross profit and gross profit rate is due to the same factors listed above for the quarterly period.

Selling and Administrative Expenses
Selling and administrative expenses increased $15.3 million, or 7.7%, to $213.0 million for the second quarter as compared to $197.7 million in the second quarter of the prior year. As a percentage of sales, selling and administrative expenses of 37.0% are higher than last year’s second quarter of 34.2%. There were several factors impacting the second quarters of 2007 and 2006 that caused the increase in 2007, compared to 2006. These are as follows:

•
2006 includes an insurance recovery of $7.3 million for our Redfield site that was recognized as a reduction of selling and administrative expenses. No such recovery occurred in 2007, thereby causing an increase in selling general and administrative expenses.

•
In 2007, costs related to our Earnings Enhancement Plan were higher by $3.7 million. We incurred $5.7 million during the second quarter of 2007, compared to $2.0 million during the second quarter of 2006.

•
2007 includes an additional WSA trade show as a result of a shift of timing of the WSA trade show in Las Vegas, which occurred during the second quarter of 2007 rather than the third quarter, as is typical. We incurred costs of $1.6 million during the second quarter of 2007, with no corresponding charge in the second quarter of 2006.

•	During the second quarter of 2007, we incurred start-up costs of approximately $0.8 million related to our China joint venture with no corresponding charge in the second quarter of 2006.
•	In 2007, there was a greater mix of retail business, which has a higher expense rate than our Wholesale Operations.

Selling and administrative expenses increased $23.2 million, or 5.8%, to $425.3 million for the first half as compared to $402.1 million in the first half of the prior year. As a percentage of sales, selling and administrative expenses of 37.2% are higher than last year’s first half of 34.8%. There were several factors impacting the comparison of selling and administrative expenses for the first half of 2007 and 2006, as follows:

•	In 2007, costs related to our Earnings Enhancement Plan were higher by $8.8 million. We incurred $10.8 million during the first half of 2007, compared to $2.0 million during the first half of 2006.
•	2006 includes an insurance recovery of $7.3 million for our Redfield, as described above.
•	During the second quarter of 2007, we incurred start-up costs of approximately $0.8 million related to our China joint venture.
•	In 2007, there was a greater mix of retail business, which has a higher expense rate than our Wholesale Operations.

Interest Expense
Interest expense decreased $0.6 million to $3.8 million in the second quarter, as compared to $4.4 million in the second quarter of the prior year. The decrease in interest expense is a result of the lower average borrowings under our revolving credit facility.

Interest expense decreased $1.1 million to $7.8 million in the first half, as compared to $8.9 million in the first half of the prior year. The decrease in interest expense is a result of the lower average borrowings under our revolving credit facility.

Income Tax Provision
Our consolidated effective tax rate was 35.0% in the second quarter of 2007, as compared to 32.0% in the second quarter of the prior year. The increase is primarily attributable to a higher mix of domestic earnings, which are taxed at higher rates than our international operations.

Our consolidated effective tax rate was 33.6% in the first half of 2007, as compared to 31.3% in the first half of the prior year. The increase is primarily attributable to a higher mix of domestic earnings, which are taxed at higher rates than our international operations.

Net Earnings
Net earnings decreased $5.4 million, or 35.3%, to $9.8 million in the second quarter as compared to $15.2 million in the second quarter of the prior year. The decrease in net earnings reflects:

•	Non-recurrence of Redfield insurance recoveries of $4.4 million (after-tax), as described above.
•	Higher costs of our Earnings Enhancement Plan of $2.4 million (after-tax), as described above.
•	Lower results in our Wholesale Operations, as described above.
•	Partially offsetting the above items were 59.3% higher operating earnings at our Famous Footwear stores.

Net earnings decreased $5.7 million, or 22.8%, to $19.5 million in the first half of 2007 as compared to $25.2 million in the first half of the prior year. The decrease in net earnings is primarily attributable to the following factors:

•	Higher costs of our Earnings Enhancement Plan of $5.7 million (after-tax), as described above.
•	Non-recurrence of Redfield insurance recoveries of $4.4 million (after-tax), as described above.
•	Lower results in our Wholesale Operations, as described above.
•	Partially offsetting the above items were 43.6% higher operating earnings at our Famous Footwear stores.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 4, 2007		July 29, 2006		August 4, 2007		July 29, 2006
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$316.1	100.0%	$292.7	100.0%	$641.4	100.0%	$595.0	100.0%
Cost of goods sold	172.2	54.5%	160.8	54.9%	353.0	55.0%	331.5	55.7%
Gross profit	143.9	45.5%	131.9	45.1%	288.4	45.0%	263.5	44.3%
Selling and administrative expenses	124.9	39.5%	120.0	41.0%	248.4	38.8%	235.7	39.6%
Operating earnings	$19.0	6.0%	$11.9	4.1%	$40.0	6.2%	$27.8	4.7%

Key Metrics
Same-store sales % change	3.6%		(0.1)%		3.5%		0.9%
Same-store sales $ change	$10.3		$(0.3)		$20.2		$5.0
Sales change from new and closed stores, net	$13.1		$6.8		$26.2		$15.0

Sales per square foot	$44		$44		$90		$89
Square footage (thousand sq. ft.)	7,102		6,706		7,102		6,706

Stores opened	22		28		40		38
Stores closed	7		17		15		28
Ending stores	1,024		963		1,024		963

Net Sales
Net sales increased $23.4 million, or 8.0%, to $316.1 million in the second quarter of 2007, as compared to $292.7 million in the second quarter of the prior year, due to a higher store count and a same-store sales increase of 3.6%, despite a weaker retail environment. As a result of the shift in the fiscal calendar (due to fiscal 2006 having 53 weeks), the second quarter of 2007 contained an additional week of the high-volume back-to-school season, compared to the second quarter of 2006. In addition, we attribute the same-store sales gain to having a fresh, fashion-right merchandise selection. The ratio of customers making purchases increased, as well as the number of pairs per transaction and the average unit retail prices. During the second quarter of 2007, we opened 22 new stores and closed seven, resulting in 1,024 stores at the end of the second quarter as compared to 963 at the end of the second quarter of the prior year. Sales per square foot were $44, equal to last year.

Net sales increased $46.4 million, or 7.8%, to $641.4 million in the first half of 2007 as compared to $595.0 million in the first half of the prior year, due to a higher store count and a same-store sales increase of 3.5%. The improvement in the year to date period is due to the same factors described above for the quarterly period. Sales per square foot increased slightly to $90, up from $89 a year ago.

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

Gross Profit
Gross profit increased $12.0 million, or 9.1%, to $143.9 million in the second quarter of 2007, as compared to $131.9 million in the second quarter of the prior year. The increase reflects both a volume and a rate increase. The volume increase is due to the higher store count and higher same-store sales compared to the prior year. As a percent of sales, our gross profit rate was 45.5% in the second quarter of 2007, up from 45.1% in the second quarter of the prior year. The improvement in the rate reflects continuing improvement in product mix and freshness. Inventory was more current and, therefore, lower markdowns were necessary.

Gross profit increased $24.9 million, or 9.4%, to $288.4 million in the first half of 2007, as compared to $263.5 million in the first half of the prior year. The increase reflects both a volume and a rate increase. The volume increase is due to the higher store count and higher sales compared to the prior year. As a percent of sales, our gross profit rate was 45.0% in the first half of 2007, up from 44.3% in the first half of the prior year. The improvement in the rate was primarily due to a fresher inventory base and a fashion-right merchandise selection.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.9 million, or 4.1%, to $124.9 million for the second quarter of 2007, as compared to $120.0 million in the second quarter of the prior year. This increase is primarily attributable to the higher sales volume and a higher store count resulting in higher retail facilities and selling costs. As a percentage of net sales, selling and administrative costs have decreased to 39.5% from 41.0% last year. This improvement reflects lower marketing and distribution costs and better leveraging of our retail facilities expense base.

Selling and administrative expenses increased $12.7 million, or 5.4%, to $248.4 million for the first half of 2007, as compared to $235.7 million in the first half of the prior year. This increase is primarily attributable to the higher sales volume and a higher store count resulting in higher retail facilities and selling costs. As a percentage of net sales, selling and administrative costs have decreased to 38.8% from 39.6% last year. This improvement reflects lower distribution costs and better leveraging of our retail facilities expense base.

Operating Earnings
Operating earnings increased $7.1 million, or 59.3%, to $19.0 million for the second quarter of 2007, as compared to $11.9 million in the second quarter of the prior year. The increase in operating earnings was due to the higher sales volume, a higher gross profit rate and a better leveraging of the expense base. In addition, as previously discussed, the second quarter of 2007 included an additional week of the high-volume back-to-school season as compared to the second quarter of 2006, as a result of fiscal 2006 including a total of 53 weeks. As a percent of sales, operating earnings improved to 6.0% in the second quarter of 2007, compared to 4.1% in the same period last year.

Operating earnings increased $12.2 million, or 43.6%, to $40.0 million for the first half of 2007, as compared to $27.8 million in the first half of the prior year. The increase in operating earnings was due to the higher sales volume, a higher gross profit rate, a better leveraging of the expense base and the additional week of the back-to-school season revenues (due to the calendar shift described earlier). As a percent of sales, operating earnings improved to 6.2% in the second quarter of 2007, compared to 4.7% in the same period last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 4, 2007		July 29, 2006		August 4, 2007		July 29, 2006
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$198.4	100.0%	$227.2	100.0%	$379.2	100.0%	$444.0	100.0%
Cost of goods sold	139.3	70.2%	163.2	71.8%	262.1	69.1%	315.1	71.0%
Gross profit	59.1	29.8%	64.0	28.2%	117.1	30.9%	128.9	29.0%
Selling and administrative expenses	46.2	23.3%	44.9	19.8%	91.2	24.1%	95.7	21.5%
Operating earnings	$12.9	6.5%	$19.1	8.4%	$25.9	6.8%	$33.2	7.5%

Key Metrics
Unfilled order position at end of period	$260.9		$263.2

Net Sales
Net sales decreased $28.8 million, or 12.6%, to $198.4 million in the second quarter of 2007, as compared to $227.2 million in the second quarter of the prior year. Sales gains from our Dr. Scholl’s, Naturalizer, and Children’s divisions were more than offset by reduced sales of our lower-margin private label product and our exit from the Bass business at the end of 2006.

Net sales decreased $64.8 million, or 14.6%, to $379.2 million in the first half of 2007, as compared to $444.0 million in the first half of the prior year. Sales gains from our Dr. Scholl’s, Naturalizer, and Aigner divisions were more than offset by lower private label sales and our exit from the Bass business at the end of 2006.

Gross Profit
Gross profit decreased $4.9 million, or 7.7%, to $59.1 million in the second quarter of 2007, as compared to $64.0 million in the second quarter of the prior year. As a percentage of net sales, however, our gross profit rate increased to 29.8% in the second quarter from 28.2% in the second quarter of the prior year. The improvement in the rate is due to a greater mix of branded product sales versus private label and the discontinuance of the Bass business in 2006. In addition, we are experiencing higher gross profit rates in several of our branded products, as we continue to transition to a business model that focuses on a continuous flow of smaller quantities of new goods versus large pre-season sell-ins, thereby minimizing markdowns and allowances.

Gross profit decreased $11.8 million, or 9.1%, to $117.1 million in the first half of 2007, as compared to $128.9 million in the first half of the prior year. As a percentage of net sales, our gross profit rate increased to 30.9% in the first half from 29.0% in the first half of the prior year. This improvement is due to the same factors listed above related to the improvement in the second quarter gross profit rate.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.3 million, or 2.8%, to $46.2 million for the second quarter of 2007 as compared to $44.9 million in the second quarter of the prior year. This increase is attributable primarily to the following factors:

•
Increase of $1.6 million related to the WSA trade show – As a result of fiscal 2006 including 53 weeks and the resulting shift of one week for the fiscal 2007 period, the WSA trade show in Las Vegas occurred during the second quarter of 2007 rather than the third quarter, as is typical. We incurred costs of $1.6 million during the second quarter of 2007 with no corresponding charge in the second quarter of 2006.

•
Increase of $0.8 million related to joint venture start-up costs – During the second quarter of 2007, we incurred start-up costs of approximately $0.8 million related to our joint venture in China with Hongguo, with no corresponding charge in the second quarter of 2006.

•
Increase of $0.2 million related to our Earnings Enhancement Plan – We incurred $0.6 million in charges for the second quarter of 2007 related to our Earnings Enhancement Plan, compared to $0.4 million recorded in the corresponding year-ago period.

As a percent of sales, selling and administrative expenses increased from 19.8% last year to 23.3% this year, as a result of the above listed costs and the de-leveraging of the expense base with the decline in sales.

Selling and administrative expenses decreased $4.5 million, or 4.7%, to $91.2 million for the first half of 2007 as compared to $95.7 million in the first half of the prior year. Our marketing expenses were lower in the first half, reflecting a change in the timing of certain expenditures, including trade shows. In addition, as a result of the reduction in net sales, we experienced lower expenses in certain variable cost categories. Partially offsetting these decreases were charges for our Earnings Enhancement Plan, which totaled $2.7 million in the first half of 2007, compared to $0.4 million in the corresponding year-ago period. As a percent of sales, selling and administrative expenses increased from 21.5% last year to 24.1% this year.

Operating Earnings
Operating earnings decreased $6.2 million, or 32.4%, to $12.9 million for the second quarter of 2007, as compared to $19.1 million in the second quarter of the prior year. The decrease in operating earnings is primarily attributable to decline in net sales for the period. In addition, as more fully described earlier, we incurred incremental costs related to the additional trade show in the second quarter, start-up costs for our joint venture in China, as well as incremental costs for our Earnings Enhancement Plan. These factors were partially offset by a higher gross profit rate due to our focus on branded footwear. As a percent of sales, operating earnings decreased to 6.5% in the second quarter of 2007, compared to 8.4% in the same period last year.

Operating earnings decreased $7.3 million, or 21.9%, to $25.9 million for the first half of 2007, as compared to $33.2 million in the first half of the prior year. The year to date decrease in operating earnings is primarily attributable to the same factors listed above related to the second quarter decline. We incurred $2.7 million in charges related to our Earnings Enhancement Plan in the first half of 2007, compared to $0.4 million recorded in the corresponding year-ago period. As a percent of sales, operating earnings decreased to 6.8% in the second quarter of 2007, compared to 7.5% in the same period last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 4, 2007		July 29, 2006		August 4, 2007		July 29, 2006
($ millions, except for sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$62.0	100.0%	$59.5	100.0%	$122.3	100.0%	$115.9	100.0%
Cost of goods sold	34.0	54.8%	31.3	52.6%	67.0	54.8%	61.3	52.8%
Gross profit	28.0	45.2%	28.2	47.4%	55.3	45.2%	54.6	47.2%
Selling and administrative expenses	29.7	47.9%	29.7	49.8%	59.8	48.9%	59.0	51.0%
Operating earnings (loss)	$(1.7)	(2.7)%	$(1.5)	(2.4)%	$(4.5)	(3.7)%	$(4.4)	(3.8)%

Key Metrics
Same-store sales % change	(1.3)%		(2.7)%		0.9%		(1.1)%
Same-store sales $ change	$(0.6)		$(1.0)		$0.8		$(0.7)
Sales change from new and closed stores, net	$(3.1)		$(4.4)		$(6.3)		$(7.9)
Impact of changes in Canadian exchange rate on sales	$0.8		$1.8		$0.9		$2.8
Increase in sales of e-commerce subsidiary	$5.4		$5.2		$11.0		$10.6

Sales per square foot, excluding e-commerce subsidiary	$91		$86		$174		$163
Square footage (thousand sq. ft.)	465		525		465		525

Stores opened	4		1		4		2
Stores closed	5		8		15		11
Ending stores	279		305		279		305

Net Sales
Net sales increased $2.5 million, or 4.3%, to $62.0 million in the second quarter of 2007 as compared to $59.5 million in the second quarter of the prior year. Our improvement in net sales was due to growth in sales at Shoes.com, Inc., our e-commerce subsidiary, partially offset by declines due to the lower store count, as compared to last year. Sales at Shoes.com increased $5.4 million, or 45.2%, to $17.3 million in the second quarter, as compared to $11.9 million in last year’s second quarter. Same-store sales declined 1.3% during the quarter. We opened 4 stores and closed 5 during the quarter resulting in 279 stores at the end of the quarter compared to 305 last year.

Net sales increased $6.4 million, or 5.6%, to $122.3 million in the first half of 2007, as compared to $115.9 million in the first half of the prior year. Our improvement in net sales was primarily due to growth in sales at Shoes.com and a same-store sales improvement of 0.9%, partially offset by the lower store count. Sales at Shoes.com increased $11.0 million, or 45.9%, to $34.9 million in the first half compared to $23.9 million in last year’s first half.

Gross Profit
Gross profit decreased $0.2 million, or 0.5%, to $28.0 million in the second quarter of 2007, as compared to $28.2 million in the second quarter of the prior year. The decrease in gross profit is due to a lower gross profit rate. As a percentage of net sales, our gross profit rate decreased to 45.2% in the second quarter from 47.4% in the year ago quarter, as a result of lower margins on our e-commerce business and a slight decline in the gross profit rate in our stores.

Gross profit increased $0.7 million, or 1.2%, to $55.3 million in the first half of 2007, as compared to $54.6 million in the first half of the prior year. The increase in gross profit is due to the higher sales base, partially offset by a lower gross profit rate. As a percentage of net sales, our gross profit rate decreased to 45.2% in the first half from 47.2% in the year ago quarter, as a result of higher markdowns taken at Shoes.com to clear inventory, partially offset by a higher gross profit rate in our stores.

Selling and Administrative Expenses
Selling and administrative expenses were $29.7 million for the second quarter of 2007 equal to the second quarter of the prior year. We experienced higher expenses at our Shoes.com subsidiary to support its sales growth. However, our retail facility costs and store payroll were lower due to the lower store count. We incurred $0.2 million of costs in the second quarter of 2006 related to our Earnings Enhancement Plan, with no corresponding costs in the second quarter of 2007.

Selling and administrative expenses increased $0.8 million, or 1.4%, to $59.8 million for the first half of 2007, as compared to $59.0 million in the first half of the prior year. The division recognized $0.3 million in charges associated with our Earnings Enhancement Plan during the first half of 2007, compared to $0.2 million during the second quarter of 2006. In addition, we experienced higher expenses at our Shoes.com subsidiary to support its sales growth. Retail facility costs and store payroll were lower due to the lower store count.

Operating Earnings
Specialty Retail had an operating loss of $1.7 million in the second quarter of 2007, as compared to $1.5 million in the second quarter of the prior year.  The slight improvement in operating results of our retail stores was offset by higher costs at Shoes.com.

Specialty Retail had an operating loss of $4.5 million in the first half of 2007, compared to $4.4 million in the first half of the prior year.  Our retail stores, primarily domestic stores, reported improvement in operating earnings, but this was offset by higher markdowns and expenses at Shoes.com and charges of $0.3 million associated with our Earnings Enhancement Plan in the first half of 2007, compared with $0.2 million in the first half of 2006.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative and other costs. Unallocated corporate administrative and other costs increased $9.0 million to $12.3 million in the second quarter of 2007 from $3.3 million in the second quarter of the prior year. In the second quarter of 2006, we recorded income of $7.3 million, net of related legal fees, for insurance recoveries associated with our Redfield site, with no comparable recoveries in the second quarter of 2007. In addition, we incurred higher costs related to our Earnings Enhancement Plan of $3.7 million ($5.1 million recorded during the second quarter of 2007, compared to $1.4 million during the second quarter of 2006). We also recognized income of $1.0 million in the second quarter of 2007 related to a nation-wide settlement with credit card companies.

Unallocated corporate administrative and other costs increased $14.0 million to $25.8 million in the first half of 2007 from $11.8 million in the first half of the prior year. In the second quarter of 2006, we recorded income of $7.3 million, net of related legal fees, for insurance recoveries associated with our Redfield site, with no comparable recoveries in the first half of 2007. In addition, we incurred higher costs related to our Earnings Enhancement Plan of $6.4 million ($7.8 million recorded during the first half of 2007, compared to $1.4 million during the first half of 2006). We also recognized income of $1.0 million in the first half of 2007 related to a nation-wide settlement with credit card companies.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	August 4, 2007	July 29, 2006	Increase/ (Decrease)
Borrowings under revolving credit agreement	$–	$50.0	$(50.0)
Senior notes	150.0	150.0	–
Total debt	$150.0	$200.0	$(50.0)

Total debt obligations have decreased by $50.0 million, or 25.0%, to $150.0 million at August 4, 2007, as compared to $200.0 million at July 29, 2006. This decrease is due entirely to the decline in borrowings under our revolving credit agreement. As a result of lower average borrowings, interest expense decreased $0.6 million, or 15.3%, to $3.8 million in the second quarter of 2007 from $4.4 million in the second quarter of the prior year.

We have $150 million of 8.75% Senior Notes outstanding, which are due in 2012. The Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under our senior secured credit facility. Interest is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants, including, among other things, restrictions on the payment of dividends, the incurrence of additional indebtedness, the guarantee or pledge of our assets, certain investments, and our ability to merge or consolidate with another entity or sell substantially all of our assets. We were in compliance with all required covenants at August 4, 2007.

We have a Revolving Credit Agreement that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base. Borrowing availability under the Credit Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Credit Agreement expires in 2009, and our obligations are secured by our accounts receivable and inventory. Borrowings under the Credit Agreement bear interest at a variable rate determined based upon the level of availability under the Credit Agreement. If availability falls below specified levels, we would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance at August 4, 2007.

On July 23, 2007, we and certain of our subsidiaries entered into the third amendment to the Revolving Credit Agreement. This amendment amends the Revolving Credit Agreement by, among other things:

•	reducing the commitment fees paid on the unused portion of the facility;
•	enhancing credit given for the inventory component in the calculation of the loan parties’ borrowing base;
•	increasing flexibility concerning Indebtedness and Guarantees of Indebtedness;
•	providing additional flexibility regarding Investments and Restricted Payments.

At August 4, 2007, we had no borrowings outstanding and $12.0 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $338.0 million at August 4, 2007. We believe that our access to capital, including borrowing capacity under the Credit Agreement, will be adequate to fund our operational needs, capital expenditure plans and potential acquisitions.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	August 4, 2007	July 29, 2006	Increase/ (Decrease)

Net cash provided (used) by operating activities	$25.8	$36.6	$(10.8)
Net cash provided (used) by investing activities	(25.0)	(46.4)	21.4
Net cash provided (used) by financing activities	7.5	6.4	1.1
Effect of exchange rate changes on cash	2.4	0.1	2.3
Increase (decrease) in cash and cash equivalents	$10.7	$(3.3)	$14.0

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was lower due, in part, to lower net earnings of $5.7 million. In addition, in the first half of 2007, inventory increased by a lesser amount than in the first half of last year, reflecting the seasonality of the business and our continuing focus on efficient management of these assets. This improvement was more than offset by a smaller increase in accounts payable compared to last year, reflecting an overall lower level of inventory and the timing of purchases. Accordingly, cash flow provided from operating activities was lower than last year.

Cash used by investing activities was lower as a result of a payment during the first quarter of 2006 of $22.7 million to the prior owners of Bennett related to the first of three earnout periods. No such payment has been or will be made in 2007.

Cash provided by financing activities was higher as the result of an increase in stock option proceeds and tax benefits related to share-based plans partially offset by higher dividends paid.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 4, 2007	July 29, 2006	February 3, 2007

Working capital ($ millions)	$ 336.0	$ 276.1	$ 303.8

Current ratio	1.97:1	1.69:1	1.91:1

Total debt as a percentage of total capitalization	21.1%	29.9%	22.4%

Working capital at August 4, 2007, was $336.0 million, which was $32.2 million higher than at February 3, 2007, and $59.9 million higher than at July 29, 2006. Our current ratio, the relationship of current assets to current liabilities, increased to 1.97 to 1 compared to 1.91 to 1 at February 3, 2007, and 1.69 to 1 at July 29, 2006. These improvements compared to prior year are primarily attributable to a higher cash balance and the reduction in our borrowings under our revolving credit agreement. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity decreased to 21.1% at the end of the quarter from 29.9% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement and a higher shareholders’ equity balance. At August 4, 2007, we had $64.3 million of cash and cash equivalents, of which the majority represents cash and cash equivalents of our Canadian and other foreign subsidiaries.

As described in Note 5 to the condensed consolidated financial statements, we initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. We have completed a number of the initiatives identified under this plan and have several yet to complete. We believe we have adequate liquidity and cash flow to complete these remaining projects.

We paid dividends of $0.07 and $0.05 per share in the second quarter of 2007 and the second quarter of 2006, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year, except for the adoption of FASB Interpretation No. 48 (“FIN 48”) on February 4, 2007, as more fully described in Note 2 to the condensed consolidated financial statements.  For further information, see Item 7 of our Annual Report on Form 10-K for the year ended February 3, 2007.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 4, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the quarter ended August 4, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2007:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

May 6, 2007 – June 2, 2007	186	(2)	28.34	(2)	–	2,409,975

June 3, 2007 – July 7, 2007	–		–		–	2,409,975

July 8, 2007 – August 4, 2007	–		–		–	2,409,975

Total	186	(2)	28.34	(2)	–	2,409,975
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

The information in Item 4 of Part II of our Form 10-Q for the quarterly period ended May 5, 2007, is incorporated herein by reference.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of the Company incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007, and filed June 5, 2007.

3.2	Bylaws of the Company as amended through April 11, 2007, incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K filed April 12, 2007.
10.1
Third Amendment to Amended and Restated Credit Agreement dated as of July 23, 2007, among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries and the financial institutions party thereto, as lenders, with respect to the Amended and Restated Credit Agreement dated as of July 21, 2004, as amended, incorporated herein by reference from Exhibit 10.1d to the Company’s Form 8-K filed July 23, 2007.

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

BROWN SHOE COMPANY, INC.

Date: September 11, 2007	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer