Form 10-Q
period 2007-11-03
BROWN SHOE CO INC
filed 2007-12-11
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 3, 2007

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191
BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of December 1, 2007, 44,244,266 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	November 3, 2007	October 28, 2006	February 3, 2007
Assets
Current Assets
Cash and cash equivalents	$79,932	$47,512	$53,661
Receivables	96,800	127,010	132,224
Inventories	440,892	433,927	420,520
Prepaid expenses and other current assets	29,407	17,863	31,955
Total current assets	647,031	626,312	638,360

Other assets	104,846	86,050	106,113
Investment in nonconsolidated affiliate	7,066	–	–
Goodwill and intangible assets, net	215,628	216,748	216,420

Property and equipment	399,110	373,262	373,843
Allowance for depreciation and amortization	(253,310)	(246,847)	(235,679)
Net property and equipment	145,800	126,415	138,164
Total assets	$1,120,371	$1,055,525	$1,099,057
Liabilities and Shareholders' Equity
Current Liabilities
Borrowings under revolving credit agreement	$–	$20,500	$1,000
Trade accounts payable	165,231	153,307	185,767
Accrued expenses	115,063	139,263	146,320
Income taxes	5,134	5,222	1,429
Total current liabilities	285,428	318,292	334,516

Other Liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	39,640	36,150	38,025
Other liabilities	52,358	51,298	52,891
Total other liabilities	241,998	237,448	240,916

Minority Interests	734	(8)	(20)

Shareholders' Equity
Common stock	442	430	433
Additional paid-in capital	183,340	151,766	161,825
Accumulated other comprehensive income	22,295	4,762	11,881
Retained earnings	386,134	342,835	349,506
Total shareholders’ equity	592,211	499,793	523,645
Total liabilities and shareholders’ equity	$1,120,371	$1,055,525	$1,099,057
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$645,546	$676,812	$1,788,465	$1,831,669
Cost of goods sold	385,705	406,828	1,067,827	1,114,668
Gross profit	259,841	269,984	720,638	717,001
Selling and administrative expenses	217,021	227,941	642,484	630,194
Equity in net loss of nonconsolidated affiliate	14	–	14	–
Operating earnings	42,806	42,043	78,140	86,807
Interest expense	(3,762)	(4,367)	(11,588)	(13,291)
Interest income	965	707	2,598	1,486
Earnings before income taxes and minority interests	40,009	38,383	69,150	75,002
Income tax provision	(13,046)	(11,449)	(22,901)	(22,942)
Minority interests in net loss (earnings) of consolidated subsidiaries	46	(27)	226	69
Net earnings	$27,009	$26,907	$46,475	$52,129

Basic earnings per common share	$0.62	$0.64	$1.07	$1.24

Diluted earnings per common share	$0.61	$0.62	$1.04	$1.20

Dividends per common share	$0.07	$0.05	$0.21	$0.16
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	November 3, 2007	October 28, 2006
Operating Activities:
Net earnings	$46,475	$52,129
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,794	30,954
Share-based compensation expense	7,517	7,270
Loss on disposal of facilities and equipment	1,031	985
Impairment charges for facilities and equipment	1,252	1,068
Provision for doubtful accounts	19	709
Foreign currency transaction (gains) losses	(119)	142
Undistributed loss of nonconsolidated affiliate	14	–
Changes in operating assets and liabilities:
Receivables	35,405	30,746
Inventories	(20,372)	(19,632)
Prepaid expenses and other current assets	3,170	719
Trade accounts payable	(20,536)	(19,776)
Accrued expenses	(31,257)	7,854
Income taxes	3,705	1,394
Deferred rent	1,615	(69)
Deferred income taxes	(913)	732
Other, net	3,927	(47)
Net cash provided by operating activities	62,727	95,178

Investing Activities:
Capital expenditures	(34,356)	(37,507)
Cash recognized on initial consolidation of joint venture	980	–
Investment in nonconsolidated affiliate	(7,080)	–
Acquisition cost	(2,750)	(22,700)
Net cash used for investing activities	(43,206)	(60,207)

Financing Activities:
Decrease in borrowings under revolving credit agreement	(1,000)	(29,500)
Proceeds from stock options exercised	8,962	7,874
Tax benefit related to share-based plans	5,802	6,568
Dividends paid	(9,341)	(6,842)
Net cash provided by (used for) financing activities	4,423	(21,900)
Effect of exchange rate changes on cash	2,327	153
Increase in cash and cash equivalents	26,271	13,224
Cash and cash equivalents at beginning of period	53,661	34,288
Cash and cash equivalents at end of period	$79,932	$47,512
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

Note 2	Business Combinations and Investments

B&H Footwear Limited
In June 2007, the Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (Hongguo), a Singapore listed company, to market Naturalizer footwear in China in Fall 2007 and Via Spiga footwear in 2008. The Company is a 51% owner of the joint venture, B&H Footwear Limited (B&H Footwear), with Hongguo owning the other 49%. B&H Footwear will distribute the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities: Shanghai, Beijing, Guangzhou, and Shenzhen. B&H Footwear will also sell Naturalizer footwear to Hongguo on a wholesale basis, which Hongguo will sell in retail stores it plans to open throughout the rest of China. In addition to the equity interest, the Company will receive a royalty from B&H Footwear for its use of the Naturalizer brand name, which will be based on the sales of B&H Footwear through its retail operations and to Hongguo.

B&H Footwear began operations in the third quarter of 2007.  As of November 3, 2007, B&H Footwear operated three stores and shops, selling Naturalizer footwear in China, and Hongguo operated 15 stores and shops. The Company’s consolidated financial statements include the accounts of B&H Footwear.

Investment in Edelman Shoe, Inc.
In August, 2007, the Company invested $7.1 million in Edelman Shoe, Inc., acquiring 42.5% of the outstanding stock. Edelman Shoe, Inc. is a privately held company operated by Sam and Libby Edelman. The Edelmans maintain a majority equity interest in Edelman Shoe, Inc. and the Company has an option to buy the remaining interest in the future. This investment is expected to allow Edelman Shoe, Inc. to accelerate the development and expansion of the Sam Edelman brand, which was launched in 2004 and is sold in better department stores and independent and specialty stores across the country. The Company’s investment in Edelman Shoe, Inc. is accounted for in accordance with the equity method.

Note 3	Recent Accounting Pronouncements

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

The Company adopted the provisions of FIN 48 on February 4, 2007. At February 4, 2007, the Company had $1.2 million of unrecognized tax benefits, relating to various state tax issues, which includes $0.2 million of estimated interest and penalties. A charge of $0.8 million, net of federal income tax benefits, was recorded against retained earnings as a cumulative effect adjustment at February 4, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. There have been no significant changes to these amounts during the quarter ended November 3, 2007.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the income tax provision in the Condensed Consolidated Statements of Earnings and were insignificant for the quarter ended November 3, 2007. Accrued interest and penalties were $0.2 million as of February 4, 2007 and November 3, 2007.

The Company has settled examinations by the Internal Revenue Service of tax years through January 29, 2005 (fiscal year 2004). The Company’s fiscal year 2005 tax return is currently under examination by the Internal Revenue Service. The Company has also settled examinations by the Canada Revenue Agency of tax years through January 28, 2006 (fiscal year 2005). The Company also files tax returns in various foreign jurisdictions and numerous states, for which various tax years are subject to examination.

Note 4	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended November 3, 2007, and October 28, 2006:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
NUMERATOR
Net earnings	$27,009	$26,907	$46,475	$52,129

DENOMINATOR
Denominator for basic earnings per common share	43,688	42,344	43,494	42,081
Dilutive effect of unvested restricted stock and stock options	781	1,236	1,082	1,463
Denominator for diluted earnings per common share	44,469	43,580	44,576	43,544

Basic earnings per common share	$0.62	$0.64	$1.07	$1.24

Diluted earnings per common share	$0.61	$0.62	$1.04	$1.20

Options to purchase 447,367 and 59,000 shares of common stock for the thirteen-week periods and 183,743 and 29,667 for the thirty-nine week periods ended November 3, 2007, and October 28, 2006, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 5	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended November 3, 2007, and October 28, 2006:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net earnings	$27,009	$26,907	$46,475	$52,129

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,645	551	12,235	1,253
Unrealized (losses) gains on derivative instruments	(465)	(326)	(1,441)	499
Net (gain) loss from derivatives reclassified into earnings	(19)	279	(380)	188
	6,161	504	10,414	1,940
Comprehensive income	$33,170	$27,411	$56,889	$54,069

Note 6	Restructuring Charges

Earnings Enhancement Plan
During 2006, the Company initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. The total costs to implement these plans are estimated to be approximately $36 million ($22 million on an after-tax basis). These estimates are preliminary and differences may arise between these estimates and actual costs to the Company. The Company incurred charges of $6.3 million ($3.9 million on an after-tax basis) in 2006. The Company incurred charges totaling $15.3 million ($9.8 million on an after-tax basis) during the thirty-nine weeks ended November 3, 2007.

The following is a summary of the activity in the reserve, by category of costs:

	Employee Severance	Facility & Lease Exits	Fixed Asset Write Off	Consulting Services	Other	Total
Reserve balance at February 3, 2007	$2.4	$(0.3)	$–	$0.2	$–	$2.3
Additional charges in first quarter 2007	3.1	1.7	–	0.1	0.2	5.1
Amounts settled in first quarter 2007	(4.5)	(1.2)	–	(0.2)	(0.2)	(6.1)
Reserve balance at May 5, 2007	$1.0	$0.2	$–	$0.1	$–	$1.3
Additional charges in second quarter 2007	0.6	0.1	–	4.7	0.3	5.7
Amounts settled in second quarter 2007	(0.6)	–	–	(3.1)	(0.3)	(4.0)
Reserve balance at August 4, 2007	$1.0	$0.3	$–	$1.7	$–	$3.0
Additional charges in third quarter 2007	3.2	0.4	0.3	0.6	–	4.5
Amounts settled in third quarter 2007	(0.4)	(0.3)	(0.3)	(2.2)	–	(3.2)
Reserve balance at November 3, 2007	$3.8	$0.4	$–	$0.1	$–	$4.3

Of the $4.5 million in costs recorded during the thirteen weeks ended November 3, 2007, $2.8 million was recorded in the Specialty Retail segment, $1.3 million was recorded in the Other segment, and $0.4 million was recorded in the Wholesale Operations segment. The entire $4.5 million charge was reflected as a component of selling and administrative expenses. A tax benefit of $1.6 million was associated with this charge.

Note 7	Business Segment Information

Applicable business segment information is as follows for the periods ended November 3, 2007, and October 28, 2006:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals

Thirteen Weeks Ended November 3, 2007

External sales	$361,027	$213,714	$70,805	$–	$645,546
Intersegment sales	446	44,728	–	–	45,174
Operating earnings (loss)	30,766	23,109	(1,944)	(9,125)	42,806
Operating segment assets	443,097	418,725	99,679	158,870	1,120,371

Thirteen Weeks Ended October 28, 2006

External sales	$366,289	$242,334	$68,189	$–	$676,812
Intersegment sales	1,177	47,571	–	–	48,748
Operating earnings (loss)	39,553	19,993	1,005	(18,508)	42,043
Operating segment assets	409,621	464,048	88,045	93,811	1,055,525

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Totals

Thirty-nine Weeks Ended November 3, 2007

External sales	$1,002,464	$592,890	$193,111	$–	$1,788,465
Intersegment sales	1,502	119,156	–	–	120,658
Operating earnings (loss)	70,736	49,029	(6,658)	(34,967)	78,140

Thirty-nine Weeks Ended October 28, 2006

External sales	$961,288	$686,329	$184,052	$–	$1,831,669
Intersegment sales	2,498	133,738	–	–	136,236
Operating earnings (loss)	67,383	53,194	(3,445)	(30,325)	86,807

The Other segment includes unallocated corporate administrative and other costs and, in the thirteen and thirty-nine weeks ended October 28, 2006, includes net expenses of $3.7 million associated with an executive early retirement agreement. The Other segment also includes, during the thirty-nine weeks ended October 28, 2006, net recoveries of $7.3 million from insurance companies for remediation costs associated with our Redfield site in Denver, Colorado.

During the thirteen weeks and thirty-nine weeks ended November 3, 2007, operating earnings includes expenses of $1.3 million and $9.1 million, $0.4 million and $3.1 million, and $2.8 million and $3.1 million for the Other segment, the Wholesale Operations segment and the Specialty Retail segment, respectively, related to the Company’s Earnings Enhancement Plan.

During the thirteen weeks ended October 28, 2006, no charges were incurred related to the Company’s Earnings Enhancement Plan. During the thirty-nine weeks ended October 28, 2006, operating earnings includes expenses of $1.4 million, $0.4 million and $0.2 million, respectively, for the Other segment, the Wholesale Operations segment and the Specialty Retail segment, related to the Company’s Earnings Enhancement Plan.

During the thirteen and thirty-nine weeks ended October 28, 2006, the Wholesale Operations segment includes $2.3 million of costs associated with the exit of the Bass footwear license.

Note 8	Goodwill and Other Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	November 3, 2007	October 28, 2006	February 3, 2007

Famous Footwear	$6,279	$3,529	$3,529
Wholesale Operations	198,252	205,097	203,385
Specialty Retail	11,097	7,609	9,506
Other	–	513	–
	$215,628	$216,748	$216,420

The change in goodwill and other intangible assets in the Famous Footwear segment is due to the acquisition of a trademark during the second quarter of 2007 for $2.8 million, which facilitates the Company's use of the Famous Footwear mark on its stores located in the metropolitan St. Louis area. These stores (approximately 25) were formerly named Supermarket of Shoes. This acquisition further solidifies our Famous Footwear name as a national brand.

The change in goodwill and other intangible assets between periods for the Wholesale Operations segment is primarily due to the amortization of our licensed and owned trademarks. The 2007 change for the Specialty Retail segment reflects changes in the Canadian dollar exchange rate.

Note 9	Share-Based Compensation

During the third quarter of 2007, the Company granted 18,000 stock options to certain employees with a weighted-average exercise price and grant date fair value of $20.45 and $8.32, respectively.  These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years.  Compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company granted no performance share awards during the third quarter of 2007. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The performance share awards may pay out at a maximum of 200% of the target number of shares.  Compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company also granted 9,500 restricted shares with a weighted average grant date fair value of $20.45 during the third quarter of 2007. The restricted shares vest in four years and compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation expense of $1.8 million and $2.3 million during the thirteen-week and $7.5 million and $7.3 million during the thirty-nine week periods ended November 3, 2007, and October 28, 2006, respectively.

The Company issued 12,893 and 968,542 shares of common stock during the thirteen and thirty-nine week periods ended November 3, 2007, respectively, for stock options exercised and restricted stock grants.

Note 10	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit plan cost or income for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Service cost	$2,038	$1,976	$–	$–
Interest cost	2,667	2,547	64	63
Expected return on assets	(4,484)	(4,301)	–	–
Special termination benefits	–	1,400	–	–
Amortization of:
Actuarial loss (gain)	111	139	(3)	(2)
Prior service costs	91	87	–	–
Net transition assets	(50)	(47)	–	–
Total net periodic benefit cost	$373	$1,801	$61	$61

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Service cost	$6,107	$5,927	$–	$–
Interest cost	7,985	7,640	193	188
Expected return on assets	(13,428)	(12,901)	–	–
Special termination benefits	–	1,400	–	–
Settlement cost	1,200	–	–	–
Amortization of:
Actuarial loss (gain)	328	417	(8)	(7)
Prior service costs	274	261	–	–
Net transition assets	(140)	(140)	–	–
Total net periodic benefit cost	$2,326	$2,604	$185	$181

Note 11	Long-Term and Short-Term Financing Arrangements

The Company has a Revolving Credit Agreement (the “Agreement”) that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base, and is guaranteed by certain of its subsidiaries. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Agreement matures in 2009; and the Company’s obligations are secured by its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. If availability falls below specified levels, the Company would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions. At November 3, 2007, the Company had no borrowings outstanding and $10.5 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $339 million at November 3, 2007.

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

Note 12	Related Party Transactions

OgilvyOne LLC
In 2007, the Company continued to use OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of Ogilvy North America and OgilvyOne N.A., both of which are affiliates of Ogilvy. The Company incurred charges of $0.1 million and $1.0 million with Ogilvy during the thirteen–week and thirty-nine week period ended November 3, 2007, respectively.

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (Hongguo) to begin marketing Naturalizer footwear in China in Fall 2007 and Via Spiga footwear in 2008. The Company is a 51% owner of the joint venture, “B&H Footwear”, with Hongguo owning the other 49%. B&H Footwear began operations in the third quarter of 2007. B&H Footwear will distribute the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo will then sell Naturalizer product through retail stores it is opening in China. During the third quarter of 2007, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.8 million of Naturalizer footwear on a wholesale basis to Hongguo.

Note 13	Commitments and Contingencies

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (“the Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. Based on the results of ongoing testing and the study of remediation alternatives by our environmental consultants, the Company, in 2006, submitted to the Colorado authorities a supplement to its former remediation plan, setting forth a long-term remediation plan and extending the time period the Company expects to perform certain remediation activities. Accordingly, a charge of $5.6 million was recorded in 2006, the majority of which represented the estimated discounted costs to complete the on-site remediation. The liability for the on-site remediation, $5.3 million, has been discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $21.5 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $20.5 million thereafter related to the on-site remediation. During the thirteen and thirty-nine weeks ended November 3, 2007, the Company recorded no expense related to this remediation, other than the accretion of interest expense.

The cumulative expenditures for both on-site and off-site remediation through November 3, 2007 are $19.0 million. As discussed further below, the Company has recovered a portion of these expenditures from insurers and other third parties and continues to pursue recovery of additional remediation, defense costs and other damages from other insurers. The reserve for the anticipated future remediation activities at November 3, 2007, is $9.1 million, of which $1.0 million is accrued within accrued expenses and $8.1 million is accrued within other noncurrent liabilities. Of the total $9.1 million reserve, $5.3 million is for on-site remediation and $3.8 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 17 years. The Company has an accrued liability of $2.0 million at November 3, 2007, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $3.1 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $2.1 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $11.2 million as of November 3, 2007, to complete the cleanup, maintenance and monitoring at all sites. Of the $11.2 million liability, $1.0 million is included in accrued expenses, and $10.2 million is included in other noncurrent liabilities in the condensed consolidated balance sheet. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company’s subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. The total pretax charge recorded for these matters in 2003 was $3.1 million. The Company recorded an additional $0.6 million in expense in 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which prejudgment interest applied. The plaintiffs filed an appeal of the December 2003 jury verdict and in August 2007, the Colorado Court of Appeals issued its decision of the appeal.  The Court rejected plaintiffs’ attempt to obtain a new trial by affirming the trial court judgment.  The Court also denied a cross-appeal by the Company seeking a reversal of a portion of the pretrial interest awarded to plaintiffs.  The Court also reversed the trial court’s award of costs to the Company, and remanded the case to the trial court for a determination of whether plaintiffs are entitled to recover their costs related to the trial. The plaintiffs have filed a petition with the Supreme Court of Colorado seeking review of the Court of Appeal’s decision denying them a new trial. The ultimate outcome and cost of further proceedings in this matter may vary.

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

The Company is contingently liable for lease commitments of approximately $2.4 million in the aggregate, which relate to the Cloth World and Meis specialty retailing chains and a manufacturing facility, which were sold in prior years. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. As of November 3, 2007, the Company does not believe this is reasonably likely to occur.

Note 14	Financial Information for the Company and its Subsidiaries

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF NOVEMBER 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$21,000	$20,473	$38,459	$–	$79,932
Receivables	68,926	3,873	24,001	–	96,800
Inventories	57,161	383,020	711	–	440,892
Prepaid expenses and other current assets	5,999	21,622	1,786	–	29,407
Total current assets	153,086	428,988	64,957	–	647,031
Other assets	282,534	37,357	583	–	320,474
Property and equipment, net	30,092	112,424	3,284	–	145,800
Investment in nonconsolidated affiliate	–	–	7,066	–	7,066
Investment in subsidiaries	630,700	40,107	–	(670,807)	–
Total assets	$1,096,412	$618,876	$75,890	$(670,807)	$1,120,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$–	$–	$–	$–	$–
Trade accounts payable	21,207	117,840	26,184	–	165,231
Accrued expenses	48,735	62,068	4,260	–	115,063
Income taxes	2,061	291	2,782	–	5,134
Total current liabilities	72,003	180,199	33,226	–	285,428
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	63,146	28,617	235	–	91,998
Intercompany payable (receivable)	219,052	(220,302)	1,250	–	–
Total other liabilities	432,198	(191,685)	1,485	–	241,998
Minority interests	–	(338)	1,072	–	734
Shareholders’ equity	592,211	630,700	40,107	(670,807)	592,211
Total liabilities and shareholders’ equity	$1,096,412	$618,876	$75,890	$(670,807)	$1,120,371

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$470,586	$1,160,154	$281,409	$(123,684)	$1,788,465
Cost of goods sold	343,709	619,161	228,641	(123,684)	1,067,827
Gross profit	126,877	540,993	52,768	–	720,638
Selling and administrative expenses	136,274	467,246	38,964	–	642,484
Equity in net loss of nonconsolidated affiliate	–	–	14	–	14
Equity in (earnings) loss of subsidiaries	(58,203)	(20,222)	–	78,425	–
Operating earnings	48,806	93,969	13,790	(78,425)	78,140
Interest expense	(11,562)	(9)	(17)	–	(11,588)
Interest income	675	654	1,269	–	2,598
Intercompany interest income (expense)	3,892	(5,214)	1,322	–	–
Earnings before income taxes and minority interests	41,811	89,400	16,364	(78,425)	69,150
Income tax benefit (provision)	4,664	(27,097)	(468)	–	(22,901)
Minority interests in net loss (earnings) of consolidated subsidiaries	–	–	226	–	226
Net earnings (loss)	$46,475	$62,303	$16,122	$(78,425)	$46,475

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used) provided by operating activities	$(14,253)	$57,869	$20,647	$(1,536)	$62,727

Investing activities
Capital expenditures	(1,933)	(31,742)	(681)	–	(34,356)
Cash recognized on initial consolidation of joint venture	–	–	980	–	980
Investment in nonconsolidated affiliate	–	–	(7,080)	–	(7,080)
Acquisition cost	–	(2,750)	–	–	(2,750)
Net cash used for investing activities	(1,933)	(34,492)	(6,781)	–	(43,206)

Financing activities
Decrease in borrowings under revolving credit agreement	(1,000)	–	–	–	(1,000)
Proceeds from stock options exercised	8,962	–	–	–	8,962
Tax benefit related to share-based plans	5,802	–	–	–	5,802
Dividends (paid) received	(9,341)	30,007	(30,007)	–	(9,341)
Intercompany financing	32,763	(50,778)	16,479	1,536
Net cash provided (used) by financing activities	37,186	(20,771)	(13,528)	1,536	4,423
Effect of exchange rate changes on cash	–	2,327	–	–	2,327

Increase (decrease) in cash and cash equivalents	21,000	4,933	338	–	26,271
Cash and cash equivalents at beginning of period	–	15,540	38,121	–	53,661
Cash and cash equivalents at end of period	$21,000	$20,473	$38,459	$–	$79,932

CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$(1,174)	$18,110	$30,576	$–	$47,512
Receivables	79,884	9,269	37,857	–	127,010
Inventories	74,763	340,657	21,699	(3,192)	433,927
Prepaid expenses and other current assets	7,754	8,231	1,578	300	17,863
Total current assets	161,227	376,267	91,710	(2,892)	626,312
Other assets	268,704	32,028	2,066	–	302,798
Property and equipment, net	15,216	107,996	3,203	–	126,415
Investment in subsidiaries	544,527	38,842	–	(583,369)	–
Total assets	$989,674	$555,133	$96,979	$(586,261)	$1,055,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$20,500	$–	$–	$–	$20,500
Trade accounts payable	20,280	89,710	43,317	–	153,307
Accrued expenses	71,164	59,002	9,064	33	139,263
Income taxes	4,111	731	2,004	(1,624)	5,222
Total current liabilities	116,055	149,443	54,385	(1,591)	318,292
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	58,101	29,346	1	–	87,448
Intercompany payable (receivable)	165,725	(167,613)	3,189	(1,301)	–
Total other liabilities	373,826	(138,267)	3,190	(1,301)	237,448
Minority Interests	–	–	(8)	–	(8)
Shareholders’ equity	499,793	543,957	39,412	(583,369)	499,793
Total liabilities and shareholders’ equity	$989,674	$555,133	$96,979	$(586,261)	$1,055,525

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$510,729	$1,139,758	322,446	$(141,264)	$1,831,669
Cost of goods sold	378,903	611,685	265,344	(141,264)	1,114,668
Gross profit	131,826	528,073	57,102	–	717,001
Selling and administrative expenses	141,134	456,491	32,569	–	630,194
Equity in (earnings) loss of subsidiaries	(64,071)	(23,736)	–	87,807	–
Operating earnings	54,763	95,318	24,533	(87,807)	86,807
Interest expense	(13,247)	(9)	(35)	–	(13,291)
Interest income	539	345	602	–	1,486
Intercompany interest income (expense)	3,711	(4,928)	1,217	–	–
Earnings before income taxes and minority interests	45,766	90,726	26,317	(87,807)	75,002
Income tax benefit (provision)	6,363	(26,659)	(2,646)	–	(22,942)
Minority interests in net loss (earnings) of consolidated subsidiaries	–	–	69	–	69
Net earnings (loss)	$52,129	$64,067	$23,740	$(87,807)	$52,129

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THRITY-NINE WEEKS ENDED OCTOBER 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$19,953	$50,459	$24,592	$174	$95,178

Investing activities
Acquisition cost	(22,700)	–	–	–	(22,700)
Capital expenditures	(1,431)	(35,816)	(260)	–	(37,507)
Net cash used for investing activities	(24,131)	(35,816)	(260)	–	(60,207)

Financing activities
Decrease in borrowings under revolving credit agreement	(29,500)	–	–	–	(29,500)
Proceeds from stock options exercised	7,874	–	–	–	7,874
Tax benefit related to share-based plans	6,568	–	–	–	6,568
Dividends paid	(6,842)	–	–	–	(6,842)
Intercompany financing	11,567	(11,394)	1	(174)	-
Net cash (used) provided by financing activities	(10,333)	(11,394)	1	(174)	(21,900)
Effect of exchange rate changes on cash	–	295	(142)	–	153

(Decrease) increase in cash and cash equivalents	(14,511)	3,544	24,191	–	13,224
Cash and cash equivalents at beginning of period	13,337	14,566	6,385	–	34,288
Cash and cash equivalents at end of period	$(1,174)	$18,110	$30,576	$–	$47,512

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Overall, the business environment continued to be difficult in both our retail and wholesale businesses during the third quarter, resulting in lower net sales compared to the third quarter of last year. However, our net earnings were slightly greater than the third quarter of last year, while our diluted earnings per share were lower reflecting additional shares outstanding.

We also continued to make progress during the third quarter on a number of key initiatives, including our Earnings Enhancement Plan, international expansion and other business investments. These initiatives are described further in the Recent Developments section below.

The following is a summary of the financial highlights for the third quarter:

•
Consolidated net sales declined $31.3 million, or 4.6%, to $645.5 million for the third quarter of fiscal 2007, as compared to $676.8 million for the third quarter of last year. The largest sales decline came from our Wholesale Operations segment, which declined $28.6 million, driven by our reduced emphasis on sales of private label product, the discontinuance of the Bass license at the end of 2006 and the overall weak retail environment, which negatively impacted in-season reorders from our wholesale customers.

•
Operating earnings improved 1.8% to $42.8 million in the third quarter of 2007, compared to $42.0 million in the third quarter of 2006, which represented an increase of 40 basis points as a percent of sales.

•	Net earnings were $27.0 million, or $0.61 per diluted share, for the third quarter of 2007, compared to $26.9 million, or $0.62 per diluted share, for the third quarter of last year.

There were several items that impacted our third quarter results in 2007 and 2006. These items include:

•
Earnings Enhancement Plan costs – We incurred costs related to our initiatives under our Earnings Enhancement Plan of $4.5 million ($2.9 million on an after-tax basis, or $0.06 per diluted share) during the third quarter of 2007, with no corresponding charge in the third quarter of 2006. See further discussions of our Earnings Enhancement Plan in the Recent Developments section below.

•
Employee incentive plan costs – Due to reductions in our expectations for our cash-based employee incentive plan payouts, we recognized a cumulative incentive compensation expense reduction of $2.0 million in the third quarter of 2007, compared to expense of $9.6 million in the third quarter of 2006.

•
Bass Exit – During the third quarter of 2006, we incurred incremental operating losses of $2.3 million ($1.4 million on an after-tax basis), or $0.03 per diluted share, related to the exit of the Bass business.

•
Executive Retirement Agreement – During the third quarter of 2006, we incurred a charge of $3.7 million ($2.3 million on an after-tax basis), or $0.05 per diluted share, related to an executive early retirement agreement.

Following is a summary of our operating results in the third quarter of 2007 and the status of our balance sheet:

•
Famous Footwear’s net sales decreased 1.4% to $361.0 million in the third quarter compared to $366.3 million in the third quarter of last year. Same-store sales decreased 6.2% for the quarter (or 2.6% on a comparable calendar basis which eliminates the effect of the shift of the fiscal calendar following the 53-week year in fiscal 2006) reflecting the overall weak retail environment, unseasonably warm weather and the strong sales performance last year when an 8.2% same-store sales gain was achieved. Operating earnings decreased 22.2% to $30.8 million in the third quarter compared to $39.6 million in the third quarter of the prior year, driven by both the lower sales and a lower gross profit rate.  As a percent of sales, operating earnings decreased to 8.5% in the third quarter of 2007, compared to 10.8% in the same period last year.

•
Our Wholesale Operations segment’s net sales decreased 11.8% to $213.7 million in the third quarter, compared to $242.3 million in the third quarter of last year, due to reduced sales of lower margin private label product, the discontinuance of the Bass business at the end of 2006 and the weak retail environment. Higher sales were achieved in our Dr. Scholl’s, Nickels Soft, Etienne Aigner, Franco Sarto and International divisions. The segment experienced a higher gross profit rate due to a greater mix of branded product, lower inventory markdowns and exiting the lower margin Bass business. Reductions in expected incentive plan payouts lessened the impact of the reduction in net sales, and operating earnings improved to $23.1 million compared to $20.0 million in the third quarter last year. The segment incurred charges of $0.4 million in the third quarter of 2007 and no charges in the third quarter of 2006 related to our Earnings Enhancement Plan; and during the third quarter of 2006, incremental costs of $2.3 million were incurred related to the exit of the Bass business. As a percent of sales, operating earnings increased to 10.8% in the third quarter of 2007, compared to 8.3% in the same period last year.

•
Our Specialty Retail segment’s sales increased 3.8% to $70.8 million in the third quarter, compared to $68.2 million in the third quarter of last year, due to both growth in our Shoes.com business and the strengthening of the Canadian dollar exchange rate, partially offset by a same-store sales decrease of 1.9%. We incurred an operating loss of $1.9 million in the third quarter of 2007, compared to operating earnings of $1.0 million in the third quarter of the prior year. This segment incurred charges of $2.8 million in the third quarter of 2007 related to our Earnings Enhancement Plan, principally for the relocation of the Shoes.com administrative office from Los Angeles to St. Louis, which we believe will lead to better integration of this business into the Brown Shoe platform and contribute to continued sales growth in our e-commerce business.

•
Inventories at quarter-end were $440.9 million, up from $433.9 million last year. Our current ratio, the relationship of current assets to current liabilities, increased to 2.27 to 1 compared to 1.91 to 1 at February 3, 2007, and 1.97 to 1 at October 28, 2006. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, decreased to 20.2% at the end of the quarter from 25.4% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement and increased shareholders’ equity.

Recent Developments

Earnings Enhancement Program
We continue to make progress on our Earnings Enhancement Plan introduced in 2006, which was designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. Annual after-tax savings expected to be achieved upon the anticipated completion of the initiatives in late 2008 continue to be estimated at $17–$20 million.

We have made substantial progress in implementing a number of initiatives under this plan, including:
•	Closing our Los Angeles, CA, office, which housed the Shoes.com e-commerce business, and consolidating that business into our St. Louis, MO, headquarters facility.
•	Closing our Needham, MA, office and Dover, NH, distribution center, which housed the Bennett business.
•	Consolidating our New York City operations to accommodate the offices of our Brown New York personnel, as well as our product development teams and showrooms.
•	Closing our Italian sales office.
•	Outsourcing our Canadian wholesale business to a third-party distributor.
•	Closing all of our Via Spiga stores.
•	Making various process improvements and related personnel reductions throughout the Company to streamline our operations.

These actions resulted in charges of $6.3 million in 2006 ($3.9 million on an after-tax basis, or $0.06 per diluted share). We incurred charges of $4.5 million ($2.9 million on an after-tax basis, or $0.06 per diluted share) during the third quarter of 2007, with no corresponding charge in the third quarter of 2006. We have incurred charges of $15.3 million ($9.8 million on an after-tax basis, or $0.22 per diluted share) in the first thirty-nine weeks of 2007, compared to $2.0 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) in the first thirty-nine weeks of 2006. See Note 6 to the condensed consolidated financial statements for additional information related to these charges.

While much has been accomplished, we are still developing certain of the initiatives, and we expect to update our costs and savings estimates as they are further refined. However, our current estimates are as follows:

•	In 2007, after-tax implementation costs are estimated to be approximately $11 million. We expect to realize after-tax benefits of $10–$12 million.
•	In 2008, after-tax implementation costs are estimated to be approximately $8 million, and annual after-tax benefits are estimated to be $17–$20 million upon completion of the projects in late 2008.

B&H Footwear Limited
In June 2007, we entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (Hongguo) to market Naturalizer footwear in China in Fall 2007 and Via Spiga footwear in 2008. We own 51% of the equity of the joint venture, B&H Footwear Limited (B&H Footwear), with Hongguo owning the other 49%. In addition to the equity interest, we will receive a royalty from B&H Footwear for its use of the Naturalizer brand name. B&H Footwear operates from our Dongguan, China offices, where we currently maintain our sourcing operation of nearly 600 employees. B&H Footwear combines our strength in brand-building and marketing with Hongguo’s established network of approximately 700 retail locations and operational expertise in the retail industry in China.

B&H Footwear will distribute the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities: Shanghai, Beijing, Guangzhou, and Shenzhen. B&H Footwear will also sell Naturalizer footwear to Hongguo on a wholesale basis, which Hongguo will sell in retail stores it plans to open throughout the rest of China. Over the next five years, B&H Footwear plans to open approximately 75 stores and shops carrying the Naturalizer brand, and Hongguo plans to open approximately 350 locations. During this same time period, 100 Via Spiga points of distribution are expected to be opened, approximately 30 by B&H Footwear and approximately 70 by Hongguo.

B&H Footwear began operations in the third quarter of 2007. As of November 3, 2007, B&H Footwear operated three Naturalizer stores and shops and Hongguo operated 15 stores and shops. In 2007, we expect that the sales of B&H Footwear will be immaterial and the start-up costs and operating losses will total approximately $1.5 million to $2.0 million (or $0.03 to $0.04 per diluted share).

Investment in Edelman Shoe, Inc.
In August 2007, we invested $7.1 million in Edelman Shoe, Inc., acquiring 42.5% of the outstanding stock. Edelman Shoe, Inc. is a privately held company operated by Sam and Libby Edelman. The Edelmans maintain a majority equity interest in Edelman Shoe, Inc. and we have an option to buy the remaining interest in the future. This investment is expected to allow Edelman Shoe, Inc. to accelerate the development and expansion of the Sam Edelman brand, which was launched in 2004 and is sold in better department stores and independent and specialty stores across the country.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 3, 2007		October 28, 2006		November 3, 2007		October 28, 2006
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$645.5	100.0%	$676.8	100.0%	$1,788.5	100.0%	$1,831.7	100.0%
Cost of goods sold	385.7	59.7%	406.8	60.1%	1,067.9	59.7%	1,114.7	60.9%
Gross profit	259.8	40.3%	270.0	39.9%	720.6	40.3%	717.0	39.1%
Selling and administrative expenses	217.0	33.7%	228.0	33.7%	642.5	35.9%	630.2	34.4%
Equity in net loss of nonconsolidated affiliate	–	–	–	–	–	–	–	–
Operating earnings	42.8	6.6%	42.0	6.2%	78.1	4.4%	86.8	4.7%
Interest expense	(3.8)	(0.6)%	(4.3)	(0.6)%	(11.5)	(0.6)%	(13.3)	(0.7)%
Interest income	1.0	0.2%	0.7	0.1%	2.6	0.1%	1.5	0.1%
Earnings before income taxes and minority interests	40.0	6.2%	38.4	5.7%	69.2	3.9%	75.0	4.1%
Income tax provision	(13.0)	(2.0)%	(11.5)	(1.7)%	(22.9)	(1.3)%	(22.9)	(1.3)%
Minority interests in net loss (earnings) of consolidated subsidiaries	–	–	–	–	0.2	–	–	–
Net earnings	$27.0	4.2%	$26.9	4.0%	$46.5	2.6%	$52.1	2.8%

Net Sales
Net sales decreased $31.3 million, or 4.6%, to $645.5 million in the third quarter of 2007 as compared to $676.8 million in the third quarter of the prior year. The largest decline came from our Wholesale Operations segment, which reported a $28.6 million decline, driven by our reduced emphasis on sales of private label product, the discontinuance of the Bass license at the end of 2006 and the overall weak retail environment. Famous Footwear’s sales decreased by $5.3 million over the year-ago quarter, reflecting a 6.2% same-store sales decrease (a 2.6% decrease on a comparable calendar basis), partially offset by a higher store count in the current period. The same-store sales decline in 2007 reflects unseasonably warm weather; and in the third quarter of 2006, Famous Footwear had a particularly strong back-to-school selling season, generating a same-store sales increase of 8.2%. Our Specialty Retail segment’s sales improved by $2.6 million, due to both growth in our Shoes.com business and the strengthening of the Canadian dollar exchange rate, partially offset by a same-store sales decrease of 1.9% and a lower store count compared to last year.

Net sales decreased $43.2 million, or 2.4%, to $1,788.5 million in the first nine months of 2007, as compared to $1,831.7 million in the first nine months of the prior year. The decrease in the year to date net sales is due to the same factors listed above for the quarterly period. Famous Footwear same-store sales decreased 0.2% and our Specialty Retail stores same-store sales decreased 0.1%. Total sales at our retail divisions are higher than last year for the year to date period, due to a higher store count at Famous Footwear, growth in our Shoes.com business and the strengthening of the Canadian dollar exchange rate.

Gross Profit
Gross profit decreased $10.2 million, or 3.8%, to $259.8 million for the third quarter of 2007, as compared to $270.0 million in the third quarter of the prior year. As a percent of net sales, our gross profit rate increased to 40.3% in the third quarter from 39.9% in the third quarter of the prior year, driven by higher margin rates in our Wholesale Operations segment and a greater mix of retail sales, which carry a higher gross profit rate. Our Wholesale Operations segment experienced a higher gross profit rate as a result of a greater mix of branded product, due to reduced sales of lower margin private label product, as well as lower inventory markdowns, and discontinuing the lower margin Bass business in 2006.

Gross profit increased $3.6 million, or 0.5%, to $720.6 million for the first nine months of 2007, as compared to $717.0 million in the first nine months of the prior year. As a percent of net sales, our gross profit rate increased to 40.3% in the first nine months from 39.1% in the first nine months of the prior year. The improvement in the year to date gross profit and gross profit rate is due to the same factors listed above for the quarterly period.

Selling and Administrative Expenses
Selling and administrative expenses decreased $11.0 million, or 4.8%, to $217.0 million for the third quarter of 2007 as compared to $228.0 million in the third quarter of the prior year. As a percentage of sales, selling and administrative expenses of 33.7% were equal to last year’s third quarter. In addition to normal cost increases throughout the Company, as well as increased costs from a larger store base at Famous Footwear and growth at Shoes.com, there were several factors impacting the comparison of the third quarters of 2007 and 2006, as follows:

•
We recognized a cumulative incentive compensation expense reduction of $2.0 million in the third quarter of 2007 related to cash-based employee incentive plans, compared to expense of $9.6 million in the third quarter of 2006, for a net decrease of $11.6 million in the third quarter of 2007 compared to the third quarter of last year.

•	In 2007, costs related to our Earnings Enhancement Plan were higher by $4.5 million, with no corresponding charge in the third quarter of 2006.
•	In 2007, we realized lower costs resulting from the benefits of our Earnings Enhancement Plan of approximately $4 million.
•	In 2006, we incurred a charge of $3.7 million related to an executive early retirement agreement.
•	In 2006, we incurred incremental charges of $2.3 million related to the exit of the Bass business.

Selling and administrative expenses increased $12.3 million, or 2.0%, to $642.5 million for the first nine months as compared to $630.2 million in the first nine months of the prior year. As a percentage of sales, selling and administrative expenses of 35.9% are higher than last year’s first nine months of 34.4%. In addition to increased costs at Famous Footwear resulting from a larger store base and growth at Shoes.com, there were several factors impacting the comparison of selling and administrative expenses for the first nine months of 2007 and 2006, as follows:

•	In 2007, we realized lower costs resulting from the benefits of our Earnings Enhancement Plan of approximately $15 million.
•
In 2007, costs related to our Earnings Enhancement Plan were higher by $13.3 million. We incurred $15.3 million during the first nine months of 2007, compared to $2.0 million during the first nine months of 2006.

•
We recognized year to date expense of $5.2 million in 2007 related to cash-based employee incentive plans, compared to expense of $16.4 million in the year to date 2006 period, for a decrease of $11.2 million in the first nine months of 2007 compared to the first nine months of 2006.

•	2006 includes an insurance recovery of $7.3 million for our Redfield site that was recognized as a reduction of selling and administrative expenses in the second quarter of 2006.
•	In 2006, we incurred a charge of $3.7 million related to an executive early retirement agreement.
•	In 2006, we incurred incremental charges of $2.3 million related to the exit of the Bass business.
•	During 2007, we incurred start-up costs of $0.8 million related to our joint venture, B&H Footwear.

Interest Expense
Interest expense decreased $0.5 million to $3.8 million in the third quarter, as compared to $4.3 million in the third quarter of the prior year. The decrease in interest expense is a result of the lower average borrowings under our revolving credit facility.

Interest expense decreased $1.8 million to $11.5 million in the first nine months, as compared to $13.3 million in the first nine months of the prior year. The decrease in interest expense is a result of the lower average borrowings under our revolving credit facility.

Income Tax Provision
Our consolidated effective tax rate was 32.6% in the third quarter of 2007, as compared to 29.8% in the third quarter of the prior year, and was 33.1% in the first nine months of 2007, as compared to 30.6% in the first nine months of the prior year. Both increases are attributable primarily to a greater mix of domestic earnings, which are taxed at higher rates than earnings from our international operations.

Net Earnings
Net earnings increased $0.1 million, or 0.4%, to $27.0 million in the third quarter as compared to $26.9 million in the third quarter of the prior year.

Net earnings decreased $5.6 million, or 10.8%, to $46.5 million in the first nine months of 2007 as compared to $52.1 million in the first nine months of the prior year.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 3, 2007		October 28, 2006		November 3, 2007		October 28, 2006
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$361.0	100.0%	$366.3	100.0%	$1,002.5	100.0%	$961.3	100.0%
Cost of goods sold	199.1	55.2%	199.1	54.4%	552.2	55.1%	530.7	55.2%
Gross profit	161.9	44.8%	167.2	45.6%	450.3	44.9%	430.6	44.8%
Selling and administrative expenses	131.1	36.3%	127.6	34.8%	379.6	37.8%	363.2	37.8%
Operating earnings	$30.8	8.5%	$39.6	10.8%	$70.7	7.1%	$67.4	7.0%

Key Metrics
Same-store sales % change	(6.2%)		8.2%		(0.2%)		3.5%
Same-store sales $ change	$(21.9)		$25.7		$(1.7)		$30.8
Sales change from new and closed stores, net	$16.6		$12.5		$42.9		$27.5

Sales per square foot	$49		$54		$139		$142
Square footage (thousand sq. ft.)	7,367		6,819		7,367		6,819

Stores opened	51		26		91		64
Stores closed	15		10		30		38
Ending stores	1,060		979		1,060		979

Net Sales
Net sales decreased $5.3 million, or 1.4%, to $361.0 million in the third quarter of 2007, as compared to $366.3 million in the third quarter of the prior year. Same-store sales decreased 6.2% for the quarter (or 2.6% on a comparable calendar basis, which eliminates the effect of the shift of the fiscal calendar following the 53-week year in fiscal 2006) reflecting the overall weak retail environment, unseasonably warm weather and the strong sales performance last year when an 8.2% same-store sales gain was achieved. A higher store count partially offset the same-store sales decline. During the third quarter of 2007, we opened 51 new stores and closed 15, resulting in 1,060 stores at the end of the third quarter as compared to 979 at the end of the third quarter of the prior year. Sales per square foot were $49, compared to $54 last year.

Net sales increased $41.2 million, or 4.3%, to $1,002.5 million in the first nine months of 2007 as compared to $961.3 million in the first nine months of the prior year, due to a higher store count, partially offset by a same-store sales decrease of 0.2%. Sales per square foot decreased slightly to $139, down from $142 a year ago.

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

Gross Profit
Gross profit decreased $5.3 million, or 3.2%, to $161.9 million in the third quarter of 2007, as compared to $167.2 million in the third quarter of the prior year. The decrease reflects both a volume decrease (described above in the net sales section) and a rate decrease. As a percent of sales, our gross profit rate was 44.8% in the third quarter of 2007, down from 45.6% in the third quarter of the prior year. The decrease in the rate primarily reflects higher net markdowns to sell through inventory. In addition, in the third quarter of 2006, after realigning our corporate structure, we recognized $1.0 million of income related to gift card breakage (i.e., gift cards sold where the likelihood of redemption by the customer is remote).

Gross profit increased $19.7 million, or 4.6%, to $450.3 million in the first nine months of 2007, as compared to $430.6 million in the first nine months of the prior year. The increase primarily reflects the higher store count and higher sales compared to the prior year, as previously described. As a percent of sales, our gross profit rate was 44.9% in the first nine months of 2007, up from 44.8% in the first nine months of the prior year. The slight improvement in the rate was primarily due to higher initial markups.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.5 million, or 2.8%, to $131.1 million for the third quarter of 2007, as compared to $127.6 million in the third quarter of the prior year. This increase is primarily attributable to the higher store count resulting in higher retail facilities and selling costs. Partially offsetting these increases, the division recognized lower incentive plan compensation expense during the period, as compared to last year. As a percentage of net sales, selling and administrative costs have increased to 36.3% from 34.8% last year. This increase reflects higher marketing and retail facilities expense, as well as the impact of lower sales.

Selling and administrative expenses increased $16.4 million, or 4.5%, to $379.6 million for the first nine months of 2007, as compared to $363.2 million in the first nine months of the prior year. This increase is primarily attributable to the higher sales volume and a higher store count resulting in higher retail facilities and selling costs. Partially offsetting these increases, the division recognized lower incentive plan compensation expense during the period, as compared to last year. As a percentage of net sales, selling and administrative costs were 37.8%, equal to last year.

Operating Earnings
Operating earnings decreased $8.8 million, or 22.2%, to $30.8 million for the third quarter of 2007, as compared to $39.6 million in the third quarter of the prior year. The decrease in operating earnings was due to the lower sales volume, a lower gross profit rate, higher retail facilities expense and the inclusion of gift card breakage income in last year’s results, partially offset by lower cash-based incentive compensation expense. As a percent of sales, operating earnings declined to 8.5% in the third quarter of 2007, compared to 10.8% in the same period last year, reflecting the above factors and expense de-leveraging as a result of the lower sales.

Operating earnings increased $3.3 million, or 5.0%, to $70.7 million for the first nine months of 2007, as compared to $67.4 million in the first nine months of the prior year. The increase in operating earnings was due to the higher sales volume and higher gross profit rates in the first half of fiscal 2007. As a percent of sales, operating earnings of 7.1% in the first nine months of 2007 were slightly higher than the 7.0% for the same period last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 3, 2007		October 28, 2006		November 3, 2007		October 28, 2006
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$213.7	100.0%	$242.3	100.0%	$592.9	100.0%	$686.3	100.0%
Cost of goods sold	148.6	69.5%	171.2	70.6%	410.6	69.3%	486.3	70.9%
Gross profit	65.1	30.5%	71.1	29.4%	182.3	30.7%	200.0	29.1%
Selling and administrative expenses	42.0	19.7%	51.1	21.1%	133.3	22.4%	146.8	21.3%
Operating earnings	$23.1	10.8%	$20.0	8.3%	$49.0	8.3%	$53.2	7.8%

Key Metrics
Unfilled order position at end of period	$280.3		$290.8

Net Sales
Net sales decreased $28.6 million, or 11.8%, to $213.7 million in the third quarter of 2007, as compared to $242.3 million in the third quarter of the prior year due reduced sales of lower margin private label product, the discontinuance of the Bass business at the end of 2006 and the overall weak retail environment. Sales in our Dr. Scholl’s, Nickels Soft, Etienne Aigner, Franco Sarto and International divisions were higher than last year.

Net sales decreased $93.4 million, or 13.6%, to $592.9 million in the first nine months of 2007, as compared to $686.3 million in the first nine months of the prior year. Sales gains from our Dr. Scholl’s, International, Etienne Aigner, Nickels Soft, and Naturalizer divisions were more than offset by lower private label sales and our exit from the Bass business at the end of 2006.

Gross Profit
Gross profit decreased $6.0 million, or 8.4%, to $65.1 million in the third quarter of 2007, as compared to $71.1 million in the third quarter of the prior year. As a percentage of net sales, however, our gross profit rate increased to 30.5% in the third quarter from 29.4% in the third quarter of the prior year. The improvement in the rate is due to a greater mix of branded product, lower inventory markdowns and exiting the lower margin Bass business in 2006.

Gross profit decreased $17.7 million, or 8.9%, to $182.3 million in the first nine months of 2007, as compared to $200.0 million in the first nine months of the prior year. As a percentage of net sales, our gross profit rate increased to 30.7% in the first nine months from 29.1% in the first nine months of the prior year. This improvement is due to the same factors that impacted gross profit for the third quarter.

Selling and Administrative Expenses
Selling and administrative expenses decreased $9.1 million, or 17.8%, to $42.0 million for the third quarter of 2007 as compared to $51.1 million in the third quarter of the prior year. In addition to reduced costs from the Earnings Enhancement Plan initiatives, this decrease is attributable to the following factors:

•	Decrease of $5.1 million related to cash-based incentive plan payouts.
•	Decrease of $2.3 million related to Bass exit costs – During the third quarter of 2006, we recognized $2.3 million related to exiting the Bass business.
•
Decrease of approximately $1.6 million related to the WSA trade show – As a result of fiscal 2006 including 53 weeks and the resulting shift of one week for the fiscal 2007 period, the WSA trade show in Las Vegas occurred during the second quarter of 2007 rather than the third quarter, resulting in approximately $1.6 million decrease in expenses for the third quarter of 2007.

•
Increase of $0.4 million related to our Earnings Enhancement Plan – We incurred $0.4 million in charges for the third quarter of 2007 related to our Earnings Enhancement Plan, with no charges in the corresponding year-ago period.

As a percent of sales, selling and administrative expenses decreased from 21.1% last year to 19.7% this year, as a result of the above listed factors.

Selling and administrative expenses decreased $13.5 million, or 9.3%, to $133.3 million for the first nine months of 2007 as compared to $146.8 million in the first nine months of the prior year. As a result of the reduction in net sales, we experienced lower expense in certain variable cost categories. In addition to reduced costs from the Earnings Enhancement Plan, this decrease is attributable to the following factors:

•	Decrease of $5.3 million related to cash-based incentive plan payouts.
•	Decrease of $3.5 million related to reductions in marketing and other selling costs
•
Increase of $2.7 million related to our Earnings Enhancement Plan – We incurred $3.1 million in charges during the first nine months of 2007 related to our Earnings Enhancement Plan, compared to $0.4 million of charges in the corresponding year-ago period.

•	Decrease of $2.3 million related to Bass exit costs.

As a percent of sales, selling and administrative expenses increased from 21.3% last year to 22.4% this year, reflecting the above named factors and the de-leveraging of the expense base due to lower sales.

Operating Earnings
Operating earnings increased $3.1 million, or 15.6%, to $23.1 million for the third quarter of 2007, as compared to $20.0 million in the third quarter of the prior year, reflecting the higher gross profit rate and lower expenses.

Operating earnings decreased $4.2 million, or 7.8%, to $49.0 million for the first nine months of 2007, as compared to $53.2 million in the first nine months of the prior year as the impact of the lower sales could not offset the higher gross profit rate and lower sales.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 3, 2007		October 28, 2006		November 3, 2007		October 28, 2006
($ millions, except for sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$70.8	100.0%	$68.2	100.0%	$193.1	100.0%	$184.1	100.0%
Cost of goods sold	38.0	53.7%	36.5	53.5%	105.0	54.4%	97.8	53.1%
Gross profit	32.8	46.3%	31.7	46.5%	88.1	45.6%	86.3	46.9%
Selling and administrative expenses	34.7	49.0%	30.7	45.0%	94.8	49.0%	89.7	48.8%
Operating earnings (loss)	$(1.9)	(2.7)%	$1.0	1.5%	$(6.7)	(3.4)%	$(3.4)	(1.9)%

Key Metrics
Same-store sales % change	(1.9%)		6.0%		(0.1%)		1.4%
Same-store sales $ change	$(0.9)		$2.6		$(0.2)		$1.9
Sales change from new and closed stores, net	$(3.4)		$(5.7)		$(9.5)		$(13.7)
Impact of changes in Canadian exchange rate on sales	$2.2		$1.1		$3.1		$3.9
Increase in sales of e-commerce subsidiary	$4.7		$7.1		$15.6		$17.7

Sales per square foot, excluding e-commerce subsidiary	$101		$102		$275		$275
Square footage (thousand sq. ft.)	466		507		466		507

Stores opened	2		1		6		3
Stores closed	3		8		18		19
Ending stores	278		298		278		298

Net Sales
Net sales increased $2.6 million, or 3.8%, to $70.8 million in the third quarter of 2007 as compared to $68.2 million in the third quarter of the prior year. The improvement in net sales was due to growth in sales at Shoes.com, Inc., our e-commerce subsidiary, as well as the strengthening of the Canadian dollar exchange rate, partially offset by a same-store sales decline of 1.9% and a lower store count compared to last year. Sales at Shoes.com increased $4.7 million, or 29.5%, to $20.4 million in the third quarter, as compared to $15.8 million in last year’s third quarter. We opened 2 stores and closed 3 during the quarter resulting in 278 stores at the end of the quarter compared to 298 last year.

Net sales increased $9.0 million, or 4.9%, to $193.1 million in the first nine months of 2007, as compared to $184.1 million in the first nine months of the prior year. Our improvement in net sales was primarily due to growth in sales at Shoes.com and the strengthening Canadian dollar exchange rate, partially offset by a same-store sales decline of 0.1% and the lower store count. Sales at Shoes.com increased $15.6 million, or 39.4%, to $55.3 million in the first nine months compared to $39.7 million in last year’s first nine months.

Gross Profit
Gross profit increased $1.1 million, or 3.5%, to $32.8 million in the third quarter of 2007, as compared to $31.7 million in the third quarter of the prior year. The increase in gross profit is due higher sales volume. As a percentage of net sales, our gross profit rate decreased to 46.3% in the third quarter from 46.5% in the year ago quarter, as a result of lower margins on our e-commerce business.

Gross profit increased $1.8 million, or 2.1%, to $88.1 million in the first nine months of 2007, as compared to $86.3 million in the first nine months of the prior year. The increase in gross profit is due to the higher sales base. As a percentage of net sales, our gross profit rate decreased to 45.6% in the first nine months from 46.9% in the first nine months of last year, as a result of higher markdowns taken at Shoes.com to clear inventory, partially offset by a higher gross profit rate in our stores.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.0 million, or 13.2% to $34.7 million for the third quarter of 2007, as compared to $30.7 million in the third quarter of the prior year. The increase is primarily attributable to the recognition of $2.8 million of costs in the third quarter of 2007 related to our Earnings Enhancement Plan, principally for the relocation of the Shoes.com administrative office from Los Angeles to St. Louis, with no corresponding costs in the third quarter of 2006. We also experienced higher expenses at Shoes.com to support its sales growth. However, our retail facility costs and store payroll were lower due to the lower store count.

Selling and administrative expenses increased $5.1 million, or 5.6%, to $94.8 million for the first nine months of 2007, as compared to $89.7 million in the first nine months of the prior year. The increase is primarily attributable to the recognition of $3.1 million in charges associated with our Earnings Enhancement Plan during the first nine months of 2007, compared to $0.2 million during the first nine months of 2006. In addition, we experienced higher expenses at Shoes.com to support its sales growth. Retail facility costs and store payroll were lower due to the lower store count.

Operating Earnings
Specialty Retail had an operating loss of $1.9 million in the third quarter of 2007, as compared to operating earnings of $1.0 million in the third quarter of the prior year.  The decrease in earnings is primarily attributable to the recognition of $2.8 million of costs in the third quarter of 2007 related to our Earnings Enhancement Plan.

Specialty Retail had an operating loss of $6.7 million in the first nine months of 2007, compared to $3.4 million in the first nine months of the prior year.  The decrease in earnings is primarily attributable to higher charges of $2.9 million related to our Earnings Enhancement Plan and higher selling and administrative expenses, as described above.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative and other costs. Unallocated corporate administrative and other costs decreased $9.4 million to $9.1 million in the third quarter of 2007 from $18.5 million in the third quarter of the prior year. There were several factors impacting the comparison of selling and administrative expenses for the third quarter of 2007 and 2006, as follows:

•	Executive Retirement Agreement – During the third quarter of 2006, we incurred a charge of $3.7 million related to an executive early retirement agreement, with no corresponding charges in 2007.
•	Cash-based incentive plan costs were $3.4 million lower in 2007.
•	Lower expenses related to workers’ compensation losses, legal fees, recruiting costs, and directors compensation
•
Earnings Enhancement Plan – Partially offsetting the decreases noted above, we incurred costs related to our Earnings Enhancement Plan of $1.3 million with no corresponding charges during the third quarter of 2006.

Unallocated corporate administrative and other costs increased $4.7 million to $35.0 million in the first nine months of 2007 from $30.3 million in the first nine months of the prior year. There were several factors impacting the comparison of selling and administrative expenses for the first nine months of 2007 and 2006, as follows:

•
Earnings Enhancement Plan – We incurred higher costs related to our Earnings Enhancement Plan of $7.7 million ($9.1 million recorded for the first nine months of 2007, and $1.4 million for the first nine months of 2006).

•
Insurance recoveries – In the second quarter of 2006, we recognized income of $7.3 million, net of related legal fees, for insurance recoveries associated with our Redfield site, with no comparable recoveries in the first nine months of 2007.

•	Executive Retirement Agreement – During the third quarter of 2006, we incurred a charge of $3.7 million related to an executive early retirement agreement, with no corresponding charges in 2007.
•	Cash-based incentive plan costs were $2.4 million lower than last year.
•	Nation-wide credit card settlement – In 2007, we recognized $1.0 million of income related to a settlement with credit card companies as a reduction of selling and administrative expenses.
•	Lower expenses related to workers’ compensation losses, legal fees, recruiting costs, and directors compensation (related to a lower stock price).

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	November 3, 2007	October 28, 2006	Increase/ (Decrease)
Borrowings under revolving credit agreement	$–	$20.5	$(20.5)
Senior notes	150.0	150.0	–
Total debt	$150.0	$170.5	$(20.5)

Total debt obligations have decreased by $20.5 million, or 12.0%, to $150.0 million at November 3, 2007, as compared to $170.5 million at October 28, 2006. This decrease is due entirely to the decline in borrowings under our revolving credit agreement. Our only debt outstanding at November 3, 2007 was our Senior Notes. As a result of the lower average borrowings, interest expense decreased $0.5 million, or 13.9%, to $3.8 million in the third quarter of 2007 from $4.3 million in the third quarter of the prior year.

We have $150 million of 8.75% Senior Notes outstanding, which are due in 2012. The Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under our senior secured credit facility. Interest is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain restrictive covenants, including, among other things, restrictions on the payment of dividends, the incurrence of additional indebtedness, the guarantee or pledge of our assets, certain investments, and our ability to merge or consolidate with another entity or sell substantially all of our assets. We were in compliance with all required covenants at November 3, 2007.

We have a Revolving Credit Agreement that provides for a maximum line of credit of $350 million, subject to a calculated borrowing base. Borrowing availability under the Credit Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Credit Agreement expires in 2009, and our obligations are secured by our accounts receivable and inventory. Borrowings under the Credit Agreement bear interest at a variable rate determined based upon the level of availability under the Credit Agreement. If availability falls below specified levels, we would then be subject to certain financial covenants. In addition, if availability falls below $25 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance at November 3, 2007.

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

At November 3, 2007, we had no borrowings outstanding and $10.5 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $339 million at November 3, 2007. We believe that our access to capital, including borrowing capacity under the Credit Agreement, will be adequate to fund our operational needs, capital expenditure plans and potential acquisitions.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	November 3, 2007	October 28, 2006	Increase/ (Decrease)
Net cash provided (used) by operating activities	$62.8	$95.2	$(32.4)
Net cash provided (used) by investing activities	(43.2)	(60.2)	17.0
Net cash provided (used) by financing activities	4.4	(21.9)	26.3
Effect of exchange rate changes on cash	2.3	0.1	2.2
Increase (decrease) in cash and cash equivalents	$26.3	$13.2	$13.1

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was lower by $32.4 million due, in part, to lower net earnings of $5.6 million, which was more than offset by lower accrued expenses, reflecting the timing of payments and lower costs of incentive plans which are paid after the end of the year.

Cash used by investing activities was lower as a result of a payment during the first quarter of 2006 of $22.7 million to the prior owners of Bennett related to the first of three earnout periods. No such payment has been or will be made in 2007. This was partially offset by our $7.1 million investment in Edelman Shoe, Inc., as more fully described in Note 2 to the condensed consolidated financial statements.

Cash provided by financing activities was attributable to proceeds from stock option exercises and related tax benefits and is higher than last year as a result of a reduced level of paydowns of short-term borrowings under the revolver.

A summary of key financial data and ratios at the dates indicated is as follows:

	November 3, 2007	October 28, 2006	February 3, 2007

Working capital ($ millions)	$ 361.6	$ 308.0	$ 303.8

Current ratio	2.27:1	1.97:1	1.91:1

Total debt as a percentage of total capitalization	20.2%	25.4%	22.4%

Working capital at November 3, 2007, was $361.6 million, which was $57.8 million higher than at February 3, 2007, and $53.6 million higher than at October 28, 2006. Our current ratio, the relationship of current assets to current liabilities, increased to 2.27 to 1 compared to 1.91 to 1 at February 3, 2007, and 1.97 to 1 at October 28, 2006. These improvements compared to prior year are primarily attributable to a higher cash balance and the reduction in our borrowings under our revolving credit agreement. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, decreased to 20.2% at the end of the quarter from 25.4% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement and a higher shareholders’ equity balance. At November 3, 2007, we had $79.9 million of cash and cash equivalents, of which the majority represents cash and cash equivalents of our Canadian and other foreign subsidiaries.

As described in Note 6 to the condensed consolidated financial statements, we initiated an Earnings Enhancement Plan designed in 2006 to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. We have completed a number of the initiatives identified under this plan and have several yet to complete. We believe we have adequate liquidity and cash flow to complete these remaining projects.

We paid dividends of $0.07 and $0.05 per share in the third quarter of 2007 and the third quarter of 2006, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year, except for the adoption of FASB Interpretation No. 48 (“FIN 48”) on February 4, 2007, as more fully described in Note 3 to the condensed consolidated financial statements.  For further information, see Item 7 of our Annual Report on Form 10-K for the year ended February 3, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we will adopt SFAS 159 in fiscal year 2008. We are currently evaluating the impact of SFAS 159 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we will adopt SFAS 157 in fiscal year 2008. We are currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) the preliminary nature of estimates of the costs and benefits of the Earnings Enhancement Plan, which are subject to change as the Company refines these estimates over time; (ii) intense competition within the footwear industry; (iii) rapidly changing consumer demands and fashion trends and purchasing patterns, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (iv) customer concentration and increased consolidation in the retail industry; (v) the Company's ability to successfully implement its Earnings Enhancement Plan; (vi) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (vii) the Company's ability to attract and retain licensors and protect its intellectual property; (viii) the Company's ability to secure leases on favorable terms; (ix) the Company's ability to maintain relationships with current suppliers; (x) the uncertainties of pending litigation and (xi) the Company’s ability to successfully execute its international growth strategy. The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 3, 2007, which information is incorporated by reference herein. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of November 3, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the quarter ended November 3, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 13 to the condensed consolidated financial statements and incorporated by reference herein.

ITEM 1A	RISK FACTORS

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 3, 2007.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2007:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

August 5, 2007 – September 1, 2007	–		–		–	2,409,975

September 2, 2007 – October 6, 2007	–		–		–	2,409,975

October 7, 2007 – November 3, 2007	969	(2)	20.62	(2)	–	2,409,975

Total	969	(2)	20.62	(2)	–	2,409,975
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

(2)
Represents shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for the exercise of non-qualified stock options or the vesting of restricted stock or stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

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

BROWN SHOE COMPANY, INC.

Date: December 11, 2007	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer