Form 10-K
period 2008-02-02
BROWN SHOE CO INC
filed 2008-03-28
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
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

(314) 854-4000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — par value $0.01 per share	New York Stock Exchange
Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☑                           Accelerated filer ☐                        Non-accelerated filer ☐            Smaller reporting company ☐
                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of August 4, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $884.1 million.

As of March 21, 2008, 42,318,960 common shares were outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders to be held May 22, 2008, are incorporated by reference into Part III.

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

During 2007, categories of our consolidated footwear sales were approximately 63% women’s, 25% men’s and 12% children’s. This composition has remained relatively constant over the past few years. Approximately 67% of 2007 footwear sales represented retail sales compared to 62% in both 2006 and 2005, with the remaining 33%, 38% and 38% in the respective years representing wholesale sales. See Note 8 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

We had approximately 13,100 full-time and part-time employees as of February 2, 2008. We employed approximately 100 employees engaged in the warehousing of footwear in the United States under a union contract, which will expire in June 2010. In Canada, we employed 22 warehousing employees under a union contract, which expires in October 2010.

Unless the context otherwise requires, “we”, “us”, “our”, “the Company” or “Brown Shoe” refers to Brown Shoe Company, Inc. and its subsidiaries.

RETAIL OPERATIONS
Our retail operations at February 2, 2008 included 1,358 retail shoe stores in the United States, Canada and China. The number of our retail footwear stores at the end of each of the last three fiscal years was as follows:

	2007	2006	2005
Famous Footwear
Family footwear stores that feature a wide selection of brand-name, value-priced footwear; located in shopping centers, outlet malls and regional malls in the United States and Guam; primarily includes stores operated under the Famous Footwear and Factory Brand Shoes names	1,074	999	953

Specialty Retail
Stores selling women's footwear, primarily Naturalizer, located mostly in regional malls, shopping centers, outlet malls and premier street locations in the United States, Canada and China (through our majority-owned subsidiary, B&H Footwear Limited); includes stores operated under the Naturalizer, F.X. LaSalle, Brown Shoe Closet and Franco Sarto names	284	290	314
Total	1,358	1,289	1,267

With many organizations operating retail shoe stores and departments, we compete in a highly fragmented market. Competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes and internet retailers. Quality, store location, merchandise selection and availability of brands, pricing, advertising and customer service are all factors which impact retail competition.

Famous Footwear
Famous Footwear, with 1,074 stores at the end of 2007 and net sales of $1.313 billion in 2007, is America’s largest footwear chain selling branded value-priced footwear for the entire family, based on the number of stores it operates and sales volume compiled by the Company from published information of its direct competitors. Its target customers are women who buy brand-name fashionable shoes at value prices for themselves and their families. In addition to our retail footwear stores, we operate a FamousFootwear.com site as a Famous Footwear e-tailing store.

Famous Footwear stores feature a wide selection of value-priced brand-name, athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, adidas, DC, Dr. Scholl’s, Converse, K-Swiss, Naturalizer, Steve Madden, Mudd, Connie, LifeStride, Aerosoles, Timberland and Rockport. We work closely with our vendors to provide our customers with fresh product and, in some cases, product exclusively designed for and available only in our stores.

Famous Footwear sells various Brown Shoe owned and licensed products. Such products are sold to Famous Footwear by our Wholesale Operations segment at a profit.

Famous Footwear stores are located in strip shopping centers, as well as outlet and regional malls in all 50 states and Guam. The breakdown by venue is as follows at the end of each of the last three fiscal years:

	2007	2006	2005
Strip centers	694	610	566
Outlet malls	193	197	195
Regional malls	187	192	192
Total	1,074	999	953

The stores open at the end of 2007 and 2006 averaged approximately 7,000 square feet. Total square footage at the end of 2007 increased 7.5% to 7.5 million square feet compared to the end of 2006. We currently intend to open approximately 100 to 110 stores in 2008, while closing approximately 40 stores. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores or the division as a whole. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within three to four years.

Sales per square foot were $180 in 2007, which is down 2.7% from $185 in 2006 on a 52-week basis, principally as a result of our same-store sales decrease of 0.6% and lower sales per square foot in our newer stores compared to our mature stores. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months.

Famous Footwear relies on merchandise allocation systems and processes that utilize allocation criteria, customer segmentation and inventory data in an effort to ensure stores are adequately stocked with products and to differentiate the needs of each store based on location, customer segmentation or other factors. With two distribution centers, located in Sun Prairie, Wisconsin and Lebanon, Tennessee, Famous Footwear’s distribution systems allow for merchandise to be delivered to each store weekly or on a more frequent basis. Famous Footwear also utilizes third-party-owned regional pooled distribution sites across the country. Famous Footwear’s in-store point-of-sale systems provide detailed sales transaction data to the main office in Madison, Wisconsin for daily analysis and update of the perpetual inventory and product allocation systems. These systems also are used for training employees and communicating between the stores and the main office.

Famous Footwear’s marketing programs include newspaper, radio and television advertising, in-store signage and database marketing, all of which are designed to further develop and reinforce the Famous Footwear concept with the consumer. Marketing and advertising programs are tailored on a region-by-region basis to reach target customers. We execute certain advertising campaigns to correspond to regional differences such as the important back-to-school season, which begins at various times throughout the country. In 2007, we spent approximately $46 million to advertise and market Famous Footwear to our target customer and her family, a portion of which is recovered from suppliers. In addition, Famous Footwear has a customer loyalty program (“Rewards”), which targets and rewards frequent customers with product discounts and previews as well as other promotions. In fiscal 2007, more than half of our Famous Footwear net sales were generated by our Rewards members.

Specialty Retail
Our Specialty Retail segment, composed of 284 stores, includes the following retail concepts and our Shoes.com and Naturalizer.com e-commerce businesses.

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

At the end of 2007, we operated 133 Naturalizer stores in the United States and 120 stores in Canada. Of the total 253 stores, approximately 67% are located in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. The other 33% of stores are located in outlet malls and average approximately 2,500 square feet in size. Total square footage at the end of 2007 was 412,000 compared to 416,000 in 2006. In 2007, we opened nine stores and closed 20 in the United States and Canada, primarily in regional malls. In 2006, we closed a total of 16 Naturalizer stores while opening three. The closing of underperforming stores was part of a continuing initiative to improve the profitability of the store base. We currently plan to open eight new Naturalizer stores and close six stores in 2008.

At the end of 2007, through our majority-owned subsidiary, B&H Footwear Limited, we also operated five shops in department stores in several of China’s largest cities. We currently plan to open 20 to 25 stores in China in 2008. In addition, our joint venture partner, Hongguo International Holdings Limited, operated 21 shops at the end of 2007 and plans to open 70 to 75 stores in 2008. See Note 2 to the consolidated financial statements for additional information about B&H Footwear Limited.

Marketing programs for the Naturalizer stores have complemented our Naturalizer brand advertising, building on the brand’s consumer recognition and reinforcing the brand’s focus on style, comfort and quality. Naturalizer utilizes a database-marketing program, which targets frequent customers through catalogs and other mailings that display the brand’s product offerings. Customers can purchase the product in these catalogs from our stores, via the Internet at Naturalizer.com or by telephone through our Consumer Services call center.

Other Store Concepts
Our Specialty Retail segment also includes other store concepts that sell other premium brands. These include retail stores operated under the F.X. LaSalle, Brown Shoe Closet and Franco Sarto names.

At the end of 2007, we operated 15 F.X. LaSalle retail stores, primarily in the Montreal, Canada market, that sell better-grade men’s and women’s branded and private-label footwear. This footwear, primarily imported from Italy, retails at price points ranging from $100 to $250 per pair. These stores average approximately 2,150 square feet. We currently plan to close one F.X. LaSalle store in 2008.

At the end of 2007, we operated 10 Brown Shoe Closet retail stores located in United States outlet malls, averaging 2,300 square feet. These multi-branded outlet stores carry Brown Shoe better brands, including Etienne Aigner, Franco Sarto, Carlos by Carlos Santana, Nickels Soft and Natural Sport, with price points ranging from $49 to $89 for shoes and up to $130 for boots. We currently plan to open five new Brown Shoe Closet stores in 2008.

At the end of 2007, we operated one Franco Sarto concept store in San Francisco, California. The store sells primarily Franco Sarto product, including various accessories, at price points ranging from $69 for shoes to $199 for boots. We currently plan to open a second Franco Sarto store in the Chicago area in 2008.

E-Commerce
We own a majority interest in Shoes.com, Inc., a pure play Internet e-tailing company. Shoes.com offers a diverse selection of footwear and accessories to men, women and children that includes Company-branded and licensed footwear as well as footwear purchased from outside suppliers and certain merchandise sold in Famous Footwear stores.

We also operate FamousFootwear.com and Naturalizer.com, which offer substantially the same product selection to consumers as sold in their respective domestic retail stores. Additional sites such as DrSchollsShoes.com, LifeStride.com, CarlosShoes.com, SkateStyles.com, BlueFireSports.com and LuxuryShoes.com function as retail outlets for the online consumer and serve as additional brand-building vehicles for the Company.

These e-commerce sites utilize our information systems and distribution network, although most of our orders are dispersed through the distribution network of third-party providers. Information on these sites does not constitute part of this report.

WHOLESALE OPERATIONS
Our Wholesale Operations segment designs, sources and markets branded and nonbranded dress, casual and athletic footwear for women, men and children at a variety of price points through two operating units, Brown St. Louis and Brown New York. The Brown St. Louis division primarily includes sales of Naturalizer, Dr. Scholl’s, LifeStride, Children’s, Carlos by Carlos Santana and private label product. The Brown New York division primarily includes sales of the Franco Sarto, Via Spiga, Etienne Aigner and Nickels Soft brands. Certain of our branded footwear products are developed pursuant to licensing agreements. Our footwear is distributed to over 2,000 retailers, including department stores, mass merchandisers, national chains, independent retailers, catalogs and online retailers throughout the United States and Canada as well as approximately 35 other countries. The division’s most significant customers include many of the nation’s largest retailers, including department stores such as Macy’s, Dillard’s, Bon-Ton, Nordstrom, Belk and Bloomingdale’s; national footwear chains such as Famous Footwear and DSW; national chains such as TJX Corporation, Ross Stores and Kohl’s; and mass merchandisers such as Wal-Mart, Target and Payless ShoeSource. In addition, our products are sold at Wal-Mart, Payless ShoeSource and The Bay in Canada. The loss of any one or more of our significant customers could have a material adverse effect on our Wholesale Operations. We also sell product to a variety of international retail customers and distributors. The vast majority of our wholesale customers also sell shoes purchased from competing footwear suppliers. Those competing footwear suppliers own and license brands, many of which are well known and marketed aggressively. Moreover, many of our wholesale customers are increasing the amount of products that carry private brand names which they source directly from factories or through agents. In 2007, Wholesale Operations sold its customers approximately 77 million pairs of shoes.

Our sales force solicits wholesale orders for shoes and is generally responsible for managing our relationships with wholesale customers. We generally accept orders as a result of these sales efforts before the shoes are sourced, with delivery generally within three to four months thereafter. We sell footwear to wholesale customers on both a first-cost and landed basis. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Many of these customers then import this product into the United States. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. Landed sales generally carry a higher margin rate than first-cost sales as a result of the brand equity associated with the branded product along with the additional warehousing and logistics services provided to customers and the risks associated with inventory ownership. We carry inventories of certain high-volume styles, particularly in the Naturalizer, Franco Sarto, LifeStride, Via Spiga, Etienne Aigner, Carlos by Carlos Santana and Dr. Scholl’s lines, to allow prompt shipment on reorders.

Portfolio of Brands
Our Wholesale Operations segment offers retailers a portfolio of brands, each targeted to a specific customer segment within the marketplace. Our brands are differentiated by style point of view, design level, material costs, consumer-focused marketing and price points. We own approximately half of our major brands and license other brands through short-term and long-term agreements. Products sold under license agreements were responsible for approximately 15%, 16% and 17% of consolidated sales in 2007, 2006 and 2005, respectively.

Naturalizer:  Introduced in 1927, Naturalizer is one of the nation’s leading women’s footwear brands offering feminine, modern, styling with comfort and fit. Naturalizer footwear is sold in department stores, independent shoe stores and our Naturalizer and Famous Footwear retail stores. Naturalizer’s “Beautiful feels so good” positioning is based on the brand’s heritage of providing footwear that is truly relevant to the modern woman’s life. Suggested retail price points range from $69 for shoes to $169 for boots. The brand holds the No. 1 market share position in the “moderate” zone within the women’s fashion footwear category for U.S. department stores and national chains combined, as reported by the NPD Group/NPD Fashionworld Point-of-Sale (hereafter “NPD Group, Inc.”) at the end of 2007. NPD Group, Inc. reports statistical data obtained from retailers, but NPD Group, Inc. does not guarantee the accuracy and completeness of its information. All retail shoe outlets have not been surveyed, but we believe that the principal retailers have been included. Although we have not independently verified its data, we believe NPD Group, Inc. data to be generally reliable.

Franco Sarto:  The Franco Sarto brand has a loyal consumer who is passionate about the brand’s Italian-inspired style, fit and quality. It is sold in the “better” zone of major department stores and independent retailers, at suggested retail price points from $69 for shoes to $199 for boots. In 2007, Franco Sarto ranked No. 2 in market share position in the “better” zone within the women’s fashion footwear category for U.S. department stores and national chains combined, according to NPD Group, Inc. at the end of 2007. Our license to sell Franco Sarto product is a long-term agreement that expires in December 2012, with an extension option through December 2019.

Via Spiga:  Via Spiga provides chic, sophisticated footwear for the cosmopolitan woman who wants to make a fashion statement every day. The brand is sold in the “bridge designer” zone in premier department stores and upscale boutiques. Via Spiga designs fashion footwear that is true to its Italian heritage with attention to detail and quality. Through licensed relationships, Via Spiga has expanded its offering into other categories including handbags, outerwear, eyewear, hosiery, belts and men’s footwear, growing the brand’s reputation as a true fashion brand. This brand sells at suggested retail price points of up to $350 per pair. The brand holds the No. 11 market share position in the “bridge designer” zone within the women’s fashion footwear category for U.S. department stores and national chains combined, according to NPD Group, Inc. at the end of 2007.

LifeStride:  A leading entry-level price point women’s brand, LifeStride footwear offers feminine, fashionable styling at value pricing. The brand is sold in department stores, independent shoe stores and our Famous Footwear and Brown Shoe Closet retail stores. The LifeStride target consumer seeks “great fashion-at-a-price.” Suggested retail price points range from $30 for shoes to $79 for boots. In 2007, LifeStride ranked No. 3 in market share position in the “moderate” zone within the women’s fashion footwear category for U.S. department stores and national chains combined, according to NPD Group, Inc. at the end of 2007.

Etienne Aigner: Etienne Aigner, known for its timeless style, appeals to a target customer who seeks classic footwear styling. It is sold in the “better” zone of department stores and through independent retailers at price points ranging from $69 for shoes to $179 for boots. Etienne Aigner holds the No. 9 market share position in the “better” zone within the women’s fashion footwear category for U.S. department stores and national chains combined, according to NPD Group, Inc. at the end of 2007. The Etienne Aigner name is licensed under an agreement that expires in December 2010, with an extension option through December 2017.

Dr. Scholl’s:  We have a long-term license agreement, which is renewable through 2014, to market the Dr. Scholl’s brand of affordable casual, athletic and work shoes for women, men and children in the United States, Canada and Latin America. This footwear features Dr. Scholl’s insole technology and is primarily distributed through mass merchandisers and our Famous Footwear stores at suggested retail price points of $24 to $59. We also sell the Original Dr. Scholl’s line of women’s fashion footwear under this license. Original Dr. Scholl’s footwear offers “hip comfort” for the fashion consumer with cool, casual styling and comfort technology. It is sold through department stores, national chains, independent retailers and our Famous Footwear stores at suggested retail prices ranging from $35 for sandals to $99 for boots. Original Dr. Scholl’s holds the No. 14 market share position in the “juniors” zone within the women’s fashion footwear category for U.S. department stores and national chains combined, according to NPD Group, Inc. at the end of 2007.

Carlos by Carlos Santana:  In 2001, we launched the Carlos by Carlos Santana collection of women’s footwear to the “better” zone at major department stores and independent retailers. Marketed under a license agreement with legendary musician, Carlos Santana, which runs through December 2011, this brand targets trend-conscious consumers with hot, fashionable shoes inspired by the passion and energy of Santana’s music. Suggested retail price points range from $89 for shoes to $189 for boots.

Buster Brown:  As our heritage children’s brand, Buster Brown was launched in 1904 and is sold through national chains and our Famous Footwear stores. We leverage the strength and recognition of the Buster Brown name by marketing children’s footwear under the Buster Brown & Co. umbrella. This product features numerous popular characters from children’s movies and television shows, including Disney characters, Barbie and Nickelodeon characters under license agreements. The terms of the license agreements vary. We sell these products to mass merchandisers including Wal-Mart, Target and Payless ShoeSource as well as national chains. The Buster Brown & Co. umbrella provides customers with the assurance that these licensed products contain the quality that they are accustomed to receiving from the Buster Brown brand.

Marketing
We continue to build on the heritage and recognition of our wholesale brands to create differentiation and consumer loyalty. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail customers. In 2007, we spent approximately $19 million in advertising and marketing support, including consumer print advertising, public relations, direct to consumer initiatives, in-store promotions and events and cooperative advertising with our wholesale customers. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers.

Backlog
At February 2, 2008, our Wholesale Operations had a backlog of unfilled orders of approximately $238 million compared to $214 million on February 3, 2007. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead-time on their orders and, in some cases, the timing of licensed product movie releases. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

Brands and Licensed Products
The following is a listing of our brands and licensed products:

Women’s	Men’s and Athletic	Children’s
AirStep	Basswood	Barbie(9)
Basswood	Big Country	Bob the Builder(10)
b.u.m. equipment(1)	b.u.m. equipment(1)	b.u.m. equipment(1)
Carlos by Carlos Santana(2)	Dr. Scholl’s(4)	Buster Brown
Connie	Francois Xavier Collection	Cars(11)
Daisy Fuentes(3)	F.X. LaSalle	Disney Standard Characters(11)
Dr. Scholl’s(4)	FX	Dr. Scholl’s(4)
EA by Etienne Aigner(5)	Regal	Go Diego Go(8)
Etienne Aigner(5)	TX Traction	Power Rangers(11)
Eurosole		That’s So Raven(11)
Eurostep		Toe Zone(12)
Fanfares		Winnie The Pooh(11)
Firstkiss(7)		Zoey 101(8)
Franco Sarto(6)
Francois Xavier Collection
F.X. LaSalle
FX
HOTKISS(7)
LifeStride
LS Studio
Maserati
Natural Soul
Naturalizer
Naturalizer Sport
Natural Sport
Nickels
Nickels Soft
Opale
Original Dr. Scholl’s(4)
Paloma
Reba McEntire(13)
Signature Naturalizer
Studio Paulo
TX Traction
Via Spiga
V Via Spiga
VS
VS by Via Spiga
Zodiac

As denoted, these brands are used with permission from and, in most cases, are registered trademarks of:

(1) BUM Equipment LLC	(7) Hot Kiss, Inc.
(2) Cadestanza LLC	(8) MTV Networks
(3) Dafu Licensing, Inc. (license expired October 31, 2007)	(9) Mattel, Inc.
(4) Schering-Plough Healthcare Products, Inc.	(10) HIT Entertainment PLC (license expired December 31, 2007)
(5) Etienne Aigner, Inc.	(11) Disney Enterprises, Inc.
(6) Fashion Shoe Licensing LLC	(12) Sole Concepts, Inc.
(13) RebaWear LLC
All other brands are owned by and, in most cases, are registered trademarks of Brown Shoe Company, Inc.

Brown Shoe Sourcing
The Brown Shoe Sourcing division sources the majority of our footwear for our Wholesale Operations and Specialty Retail segments and a portion of the footwear sold by Famous Footwear. The division, which in 2007 sourced 76 million pairs of shoes, has developed a global sourcing capability through its relationships with third-party independent footwear manufacturers. The majority of our footwear sourced is provided by approximately 100 manufacturers. In certain countries we utilize agents to facilitate and manage the development, production and shipment of product. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of our established relationships. While we do not have any significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.

We have sourcing offices in China, Hong Kong, Macau, Italy and Taiwan. Our structure enables us to source footwear at various price levels from significant shoe manufacturing regions of the world. B&H Footwear Limited operates from our established Dongguan, China offices, where we currently maintain our sourcing operation of about 600 employees.

In 2007, 93% of the footwear we sourced was from manufacturing facilities in China. The following table provides an overview of our foreign sourcing in 2007:

Country	Millions of Pairs
China	70.4
Brazil	5.3
All other	0.2
Total	75.9

We monitor the quality of the components of our footwear products prior to production and inspect prototypes of each footwear product before production runs are commenced. We also perform random in-line quality control checks during production and before footwear leaves the manufacturing facility.

We maintain design teams for our brands in select fashion locations, including New York and Italy. These teams, which include independent designers, are responsible for the creation and development of new product styles. Our designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. Our design teams create collections of footwear and work closely with our product development and sourcing offices to translate our designs into new footwear styles.

AVAILABLE INFORMATION
Our Internet address is www.brownshoe.com. Our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, through our Internet site as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. You may access these SEC filings via the hyperlink to a third-party SEC filings site that we provide on our site.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2008.

Name	Age	Current Position
Ronald A. Fromm	56	Chairman of the Board and Chief Executive Officer
Diane M. Sullivan	52	President and Chief Operating Officer
Joseph W. Wood	60	President, Brown Shoe Retail
Gary M. Rich	56	President, Brown St. Louis Wholesale
Richard M. Ausick	54	President, Brown New York Wholesale
Douglas W. Koch	56	Senior Vice President and Chief Talent Officer
Mark E. Hood	55	Senior Vice President and Chief Financial Officer
Joseph Caro	45	Senior Vice President and Chief Information Officer
Richard C. Schumacher	60	Senior Vice President and Chief Accounting Officer
Michael I. Oberlander	39	Senior Vice President, General Counsel and Corporate Secretary

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

Joseph W. Wood, President, Brown Shoe Retail since August 2006, President, Famous Footwear from January 2002 to August 2006. Executive Vice President - Merchandise for Finish Line chain of athletic footwear stores from April 2000 to December 2001. Senior Vice President - Merchandise and Marketing for Finish Line from March 1995 to April 2000.

Gary M. Rich, President, Brown St. Louis Wholesale since August 2000. President, Brown Pagoda from March 1993 to August 2000.

Richard M. Ausick, President, Brown New York Wholesale since July 2006. Senior Vice President and Chief Merchandising Officer of Famous Footwear from January 2002 to July 2006. Senior Vice President and General Merchandise Manager for Shopko Stores from 1989 to 2002.

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

Joseph Caro, Senior Vice President and Chief Information Officer since November 2007. Senior Vice President and Chief Technology Officer of the CitiFinancial International division of Citigroup, Inc. from December 2005 to July 2007. Vice President - Internet Technology Solutions for MasterCard Incorporated from February 2000 to December 2005.

Richard C. Schumacher, Senior Vice President and Chief Accounting Officer since March 2003. Vice President and Chief Accounting Officer from March 2002 to March 2003. Vice President and Controller of the Company from June 1994 to March 2002. Mr. Schumacher has announced his plans to retire as of March 31, 2008.

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

We face risks relating to competition.
Competition is intense in the footwear industry. Certain of our competitors are larger and have greater financial, marketing and technological resources than we do. Our success depends upon our ability to remain competitive in the areas of style, price and quality, among others, and in part on our ability to anticipate and respond to changing merchandise and fashion trends and consumer preferences and demands in a timely manner. If we fail to gauge the fashion tastes of consumers, differentiate and effectively market our products or build inventory for products that are not accepted by consumers, this could adversely affect our sales or profit margins. If that occurs, we may have substantial unsold inventory that we may need to mark down in order to sell, which would adversely affect our business and results of operations.

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

General
We rely entirely on foreign sourcing for our footwear products. We source footwear products from independent third-party manufacturing facilities located in China and Brazil and, to a lesser extent, from other countries. Typically, we are a major customer of these third-party manufacturing facilities. However, there is substantial competition in the footwear industry for quality footwear manufacturers. Accordingly, our future results will partly depend on maintaining close working relationships with our principal manufacturers.

As is common in the industry, we do not have any long-term contracts with our independent third-party foreign manufacturers. We cannot ensure that we will not experience difficulties with such manufacturers, including reduction in the availability of production capacity, failure to meet production deadlines, increases in manufacturing costs or failure to meet our quality standards. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, work stoppages, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers and changes in governmental policies.

We require our third-party foreign manufacturers to meet our standards and footwear-industry standards for working conditions and other matters, including compliance with applicable labor and other laws, before we place orders with them to manufacture products for us. A failure by any of our third-party manufacturers to adhere to these standards or laws could cause us to incur additional costs for our products and could cause negative publicity and harm our business and reputation. We also require our third-party foreign manufacturers to meet our and industry standards for product safety, including compliance with applicable laws and standards with respect to lead content in paint and other child safety issues. A failure by any of our third-party manufacturers to adhere to product safety standards could lead to a product recall, which could result in critical media coverage and harm our business and reputation and could cause us to incur additional costs.

We cannot predict whether additional United States or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of foreign produced products in the future or what effect such actions could have on our business, financial condition or results of operations.

Furthermore, our products depend on the availability of leather and other raw materials. Any significant shortage of quantities or increases in the cost of leather or other materials or resources used to produce our products could have a material adverse effect on our business and results of operations.

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

We cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. For example, manufacturing capacity in China may shift from footwear to other industries with manufacturing margins that are perceived to be higher. Currently, many footwear manufacturers in China are facing labor shortages as migrant workers seek better wages and working conditions in other industries and vocations. If this trend continues, our current manufacturers’ operations could be adversely affected, and we may experience difficulties or delays in sourcing our footwear as well as higher footwear costs. We are anticipating higher footwear costs from these factories in 2008, particularly in the second half of the year, as a result of higher manufacturing labor costs, capacity constraints and government labor law changes. Although we expect that a portion of these higher costs will be passed on to our customers, there can be no assurance that we will be successful in doing so. We anticipate that these higher costs may have the impact of reducing net sales and our gross profit percentage in 2008.

Although we believe we could find alternative manufacturing sources for those products we currently source from China through our existing relationships with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity would have a material adverse effect on the Company. For example, alternative manufacturers may have higher prices, less favorable payment terms, less manufacturing capacity, lower quality standards or increased lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, this could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations. In addition, the occurrence of a natural disaster such as an earthquake or hurricane or the outbreak of a pandemic disease in China could severely interfere with the manufacture of our products and have a material adverse effect on the Company.

Currency
Although we purchase most products from foreign manufacturers in United States dollars and otherwise engage in foreign currency hedging transactions, we cannot ensure that we will not experience cost variations with respect to exchange rate changes. For example, although we purchase footwear made in China using United States dollars, recently Chinese manufacturers have been increasing their United States dollar prices to compensate for the appreciation of the Chinese currency against the United States dollar. Also, if we continue to grow internationally and increase our net sales in currencies other than the United States dollar, our exposure to foreign currencies may increase.

We face risks relating to customer concentration.
Our wholesale customers include department stores, national chains and mass merchandisers. Several of our customers operate multiple department store divisions. Furthermore, we often sell multiple brands and licensed and private-label footwear to these same department stores, national chains and mass merchandisers. While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by our customers who operate multiple department stores, national chains and/or mass merchandisers or any other significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

The retail industry has experienced increased consolidation. As this trend continues, our customers will likely seek more favorable terms for their purchases of our products, which could limit our ability to raise prices or achieve our profit goals. In turn, we may not be able to recoup raw material or other cost increases. Sales on terms less favorable to us than our current terms will have an adverse effect on our profitability. Consolidation could lead to a decrease in the number of stores that carry our products and could expose us to greater concentration of accounts receivable risk. In addition, larger retailers are deciding to source more of their products directly from manufacturers overseas and reducing their reliance on wholesalers. If retailers continue to increase their direct sourcing of footwear from overseas, this could have a material adverse effect on our business and results of operations.

We face risks relating to our licensed and owned intellectual property.

Licenses
The success of our Wholesale Operations segment has to date been due, in part, to our ability to attract and retain licensors which have strong, well-recognized brands and trademarks. Our license agreements are generally for an initial term of two to four years, subject to renewal, but even where we have longer-term licenses or have an option to renew a license, such agreements are dependent upon our achieving certain results in marketing the licensed products. While we believe we will generally be able to decide whether to renew our existing licenses and obtain new licenses in the future, there can be no assurance we will be able to renew our current licenses or obtain new licenses. In addition, certain of our license agreements are not exclusive, and new or existing competitors may obtain similar licenses.

Many of our license agreements require minimum royalty payments. Our ability to generate sufficient sales and profitability to cover these minimum royalty requirements is not guaranteed, and if sales of such products are not sufficient to generate these minimum payments, it could have a material adverse effect on our business and results of operations.

Trademarks
We believe that our trademarks and trade names are important to our business and are generally sufficient to permit us to carry on our business as presently conducted and planned. We cannot, however, know whether we will be able to secure protection for our intellectual property in the future or if that protection will be adequate for future operations. Furthermore, we face the risk of ineffective protection of intellectual property rights in jurisdictions where we source and distribute our products. We also cannot be certain that our activities do not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability.

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

Domestic
Our growth strategy includes continued expansion of our Famous Footwear store base, continued growth in the distribution of our portfolio of owned and licensed brands, continued development of our e-commerce business and potential acquisitions. There can be no assurance that we will be able to successfully implement any or all of these strategies, which could lead to a decline in our results of operations.

International
Our growth strategy includes the expansion of our brands internationally and the continued growth of our international sales. For example, we own a 51% equity stake in B&H Footwear Limited, a joint venture that plans to open approximately 75 stores and department store shops carrying the Naturalizer brand and approximately 30 carrying the Via Spiga brand over the next several years. In addition, we sell footwear on a wholesale basis to our joint venture partner, Hongguo International Holdings Limited, which plans to open 350 stores and department store shops carrying the Naturalizer brand and approximately 70 carrying the Via Spiga brand over the next several years. Our international operations are subject to the many unique risks of doing business abroad, including, among other things, the ability to obtain and retain international rights to our licenses and trademarks. There can be no assurance that we will be able to successfully implement any or all of these strategies, which could lead to a decline in our results of operations.

We may face transitional challenges with acquisitions.
Periodically, we pursue acquisitions of other companies or businesses. Although we review the records of acquisition candidates, such an in-depth review of the records may not reveal existing or potential problems. As a result, we may not become familiar enough with the business to fully assess its strengths and weaknesses, and accordingly, we may assume adverse operating conditions and/or unanticipated liabilities, and the business may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

We may be unable to successfully implement our Earnings Enhancement Plan.
As announced in 2006, we have begun to review and implement strategic initiatives as part of our Earnings Enhancement Plan, with the goal of increasing earnings and reallocating resources and investment to drive consumer preference. Our business and results of operations could be adversely affected if we are not able to implement our Earnings Enhancement Plan effectively by, among other things:

•	Restructuring administrative and support areas,
•	Redesigning logistics and distribution platforms,
•	Reorganizing to eliminate operational redundancies,
•	Realigning strategic priorities, and
•	Refining the supply chain process and enhancing inventory utilization.

We may be unable to retain senior management and to recruit and retain other key associates.
Our success depends on the ability to attract, retain and motivate qualified management, administrative, product development and sales personnel to support existing operations and future growth. Competition for qualified personnel in the footwear industry is intense, and we compete for these individuals with other companies that in many cases have substantial financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain other qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

We are subject to rising insurance costs.
We self-insure a significant portion of our expected losses under our workers’ compensation, employment practices, health, disability, general, auto and property liability programs. The liabilities associated with the risks that are retained by us are estimated by considering our historical claims experience and data from actuarial sources. The estimated accruals for these liabilities could be affected if claims differ from the assumptions used and historical trends. Unanticipated changes in the estimates underlying our reserves for these losses, such as claims experience, inflation and regulatory changes could have a material adverse effect on our financial condition and results of operations.

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

In addition, our retail stores and e-commerce sites process debit and credit card transactions. We believe we have established appropriate controls to protect the consumers’ personal confidential information gathered when a debit or credit card is utilized. However, in the event that such confidential information is misused or obtained by an unauthorized third-party, we could be subject to negative publicity that could harm our business, as well as have a material adverse effect on our results of operations and financial position.

We face risks that our quarterly sales and earnings may fluctuate, which may result in volatility in our stock price.
Our quarterly sales and earnings can vary due to a number of factors, many of which are beyond our control. Accordingly, we may not be able to accurately predict our quarterly sales and earnings. In our wholesale business, sales of footwear are dependent on orders from our major customers and they may change delivery schedules, change the mix of products they order or cancel orders without penalty. In addition, our wholesale customers set the delivery schedule for shipments of our products, which could cause shifts of sales between quarters. Our Famous Footwear retail business is seasonally weighted to the back-to-school season, which falls into our fiscal third quarter. In addition, our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter. As a result of these specific and other general factors, our operating results will vary from quarter to quarter, and the results for any particular quarter may not be indicative of results for the full year. Any shortfall in sales or earnings from the levels expected by investors or securities analysts could cause a decrease in the trading price of our stock.

ITEM 1B	UNRESOLVED STAFF COMMENTS
None.

ITEM 2	PROPERTIES
We own our principal executive, sales and administrative offices in Clayton (St. Louis), Missouri. The Famous Footwear division operates from a leased office building in Madison, Wisconsin. Our Canada wholesale division operates from an owned building in Perth, Ontario and from leased office space in Laval, Quebec. Our Brown New York division operates from leased office space in New York, New York, where we also maintain a showroom for our wholesale brands. Our Shoes.com e-commerce division formerly operated from leased office space in Los Angeles, California, but the division was moved during 2007 to our principal offices in St. Louis, Missouri.

Our retail footwear operations are conducted throughout the United States, Canada, China and Guam and involve the operation of 1,358 shoe stores, including 135 in Canada and five in China. All store locations are leased, with over one-half having renewal options. Famous Footwear operates a leased 750,000 square-foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin and a leased 800,000 square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee. We also operate an owned 150,000 square-foot distribution facility in Perth, Ontario.

Most of the footwear sold through our domestic wholesale divisions is processed through two Company-owned distribution centers in Sikeston, Missouri and Fredericktown, Missouri, which have 720,000 and 465,000 square feet, including mezzanine levels, respectively, and one additional leased facility in Sikeston, Missouri, which has 110,000 square feet. Some domestic distribution activities are handled by third-party providers.

We lease office space in China, Hong Kong, Macau, Taiwan and Italy and a sample-making facility in DongGuan, China.

We own a vacant manufacturing facility in Stirling, Ontario, a vacant office building in Perth, Ontario, a building in Denver, Colorado, which is leased to a third-party, and land in Colorado and New York. See Item 3, “Legal Proceedings,” for further discussion of certain of these properties.

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

In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above against one of our subsidiaries, a prior operator at the site and two individuals (the Antolovich class action). Plaintiffs, certain current and former residents living in an area adjacent to the Redfield site, alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents that are contaminating the groundwater and indoor air in certain areas adjacent to the site. In December 2003, a jury returned a verdict finding us negligent and awarding the class plaintiffs $1.0 million in damages. We recorded this award along with the estimated cost of associated pretrial interest and sanctions imposed on us by the court resulting from pretrial discovery disputes between the parties. The plaintiffs filed an appeal of the December 2003 jury verdict and in August 2007, the Colorado Court of Appeals issued its decision of the appeal. The Court rejected plaintiffs’ attempt to obtain a new trial by affirming the trial court judgment. The Court also denied a cross-appeal by the Company seeking a reversal of a portion of the pretrial interest awarded to plaintiffs. The Court also reversed the trial court’s award of costs to the Company and remanded the case to the trial court for a determination of whether plaintiffs are entitled to recover their costs related to the trial. The plaintiffs have filed a petition with the Supreme Court of Colorado seeking review of the Court of Appeal’s decision denying them a new trial. The ultimate outcome and cost of further proceedings in this matter may vary.

We have filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site. The case is not yet set for trial and is pending before the Colorado Supreme Court awaiting formal decision on whether the trial court’s decision rejecting the Colorado Department of Transportation’s attempt to have the case dismissed should be upheld. We have also filed suit against our insurance carriers seeking recovery of the costs incurred for investigation and remediation of the Redfield site, the damages awarded in the Antolovich class action and other relief. We are unable to estimate the ultimate recovery from our insurers but are pursuing resolution of our claims.

We reached agreements with certain insurance carriers to recover environmental remediation costs associated with the Redfield site in 2006. We recorded income related to these recoveries, net of legal expenses, of $7.3 million ($4.4 million on an after-tax basis) during 2006. We continue to pursue recovery of additional remediation costs from other insurance carriers.

While we currently do not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of shareholders during the fourth quarter of 2007.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and the Chicago Stock Exchange under the trading symbol “BWS.” As of February 2, 2008, we had approximately 4,000 shareholders of record. The following table sets forth for each fiscal quarter during 2007 and 2006 the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share, all of which have been adjusted to reflect our three-for-two stock split, effected in the form of a dividend on April 2, 2007.

	2007			2006
	Low	High	Dividends Paid	Low	High	Dividends Paid
1st Quarter	$26.46	$37.68	$0.07	$19.35	$26.67	$0.053
2nd Quarter	19.92	33.00	0.07	20.09	27.00	0.053
3rd Quarter	18.09	23.19	0.07	20.73	26.60	0.053
4th Quarter	11.91	18.29	0.07	25.10	36.56	0.053

Restrictions on the Payment of Dividends
Our credit agreement limits the amount of dividends that can be declared and paid. However, we do not believe this limitation materially restricts the Board of Directors’ ability to declare or our ability to pay regular quarterly dividends to our common stockholders.

Issuer Purchases of Equity Securities
The following table represents issuer purchases of equity securities.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased under the Program (1)

November 4, 2007 – December 1, 2007	–		$–		–	2,409,975

December 2, 2007 – January 5, 2008	2,433,692	(2)	17.02	(2)	2,409,975	–

January 6, 2008 – February 2, 2008	–		–		–	2,500,000

Total	2,433,692	(2)	$17.02	(2)	2,409,975	2,500,000
(1)
In May 2000 and January 2008, the Board of Directors approved stock repurchase programs authorizing the repurchase of up to 4.5 million shares and 2.5 million shares, respectively, of our outstanding common stock. We can utilize the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase programs do not have expiration dates. During December 2007, we repurchased the 2,409,975 million shares remaining as of February 3, 2007 under the 2000 program. During 2007, no shares were repurchased under the 2008 Program; therefore, there were 2.5 million shares authorized to be purchased under the 2008 program as of February 2, 2008.

(2)
Includes 18,717 shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Also, includes 5,000 shares purchased by an affiliated purchaser in an open market transaction. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase programs.

Stock Performance Graph
The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P© 600 SmallCap Stock Index and (ii) a peer group of companies believed to be engaged in similar businesses. Our peer group consists of Genesco Inc., Collective Brands, Inc. (formerly Payless ShoeSource, Inc.), Shoe Carnival, Inc., DSW Inc., Skechers U.S.A., Inc., Steven Madden, Ltd., The Timberland Company and Wolverine World Wide, Inc. In August 2007, Payless ShoeSource, Inc. changed its name to Collective Brands, Inc. and acquired The Stride Rite Corporation. The results of The Stride Rite Corporation are included within the graph through the date of acquisition. Our fiscal year ends on the Saturday nearest to each January 31; accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at February 1, 2003. The graph also assumes that all dividends were reinvested and that investments were held through February 2, 2008. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

	2/1/2003	1/31/2004	1/29/2005	1/28/2006	2/3/2007	2/2/2008
Brown Shoe Company, Inc.	$100	$143	$114	$175	$324	$157
S&P© 600 SmallCap Stock Index	100	148	169	205	226	212
Peer Group	100	123	153	202	261	167

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report.

($ thousands, except per share amounts)	2007 (52 Weeks)	2006 (53 Weeks)	2005 (52 Weeks)	2004 (52 Weeks)	2003 (52 Weeks)

Operations:
Net sales	$2,359,909	$2,470,930	$2,292,057	$1,941,804	$1,832,108
Cost of goods sold	1,416,510	1,500,037	1,393,753	1,157,437	1,073,442
Gross profit	943,399	970,893	898,304	784,367	758,666
Selling and administrative expenses	847,278	862,780	809,541	720,537	685,937
Equity in net loss of nonconsolidated affiliate	439	–	–	–	–
Operating earnings	95,682	108,113	88,763	63,830	72,729
Interest expense	(15,304)	(17,310)	(18,832)	(8,410)	(9,781)
Interest income	3,434	2,610	1,348	929	462
Earnings before income taxes and minority interests	83,812	93,413	71,279	56,349	63,410
Income tax provision	(23,483)	(27,719)	(30,147)	(12,982)	(17,330)
Minority interests in net loss (earnings) of consolidated subsidiaries	98	14	(132)	(62)	156
Net earnings	$60,427	$65,708	$41,000	$43,305	$46,236

Operations:
Return on net sales	2.6%	2.7%	1.8%	2.2%	2.5%
Return on beginning shareholders’ equity	11.5%	15.1%	10.5%	12.4%	15.8%
Return on average invested capital(1)	8.4%	9.9%	6.3%	8.6%	10.2%
Dividends paid	$12,312	$9,147	$7,353	$7,266	$7,163
Purchases of property and equipment(2)	$41,462	$60,523	$36,800	$46,227	$35,108

Per Common Share:
Basic earnings	$1.40	$1.56	$1.00	$1.07	$1.16
Diluted earnings	1.37	1.51	0.96	1.02	1.10
Dividends paid	0.28	0.21	0.18	0.18	0.18
Ending shareholders’ equity	13.35	12.10	10.45	9.53	8.61

Financial Position:
Receivables	$116,873	$132,224	$158,103	$97,503	$81,930
Inventories	435,682	420,520	414,295	421,450	376,210
Working capital	333,142	303,844	267,351	281,324	292,378
Property and equipment, net	141,964	138,164	116,555	114,394	103,624
Total assets	1,099,841	1,099,057	1,027,293	846,134	739,054
Borrowings under revolving credit agreement	15,000	1,000	50,000	92,000	19,500
Long-term debt	150,000	150,000	150,000	50,000	100,000
Shareholders’ equity	558,577	523,645	434,210	391,303	350,080

Average common shares outstanding – basic	43,223	42,225	40,890	40,310	39,774
Average common shares outstanding – diluted	44,141	43,639	42,524	42,319	41,887
All data presented reflects the fiscal year ended on the Saturday nearest to January 31.

(1)
Return on average invested capital is calculated by dividing net earnings for the period by the average of each month-end invested capital balance during the year. Invested capital is defined as total shareholders’ equity plus long-term debt and borrowings under the revolving credit agreement.

(2)	Purchases of property and equipment exclude costs of acquiring Bennett Footwear Group of $22.7 million in 2006 and $206.0 million in 2005.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview
We are a footwear company with both wholesale and retail operations and have annual revenues of nearly $2.4 billion. As both a wholesaler and a retailer, we have a perspective on the marketplace that enables us to serve consumers from different vantage points. We are a fashion footwear marketer, offering the consumer a portfolio of well-known footwear brands and great footwear stores.

Our goal is to be the leading footwear marketer, while winning loyal customers with compelling brands. We are a consumer-driven enterprise. To successfully provide consumers with the product they want, we leverage our partnerships with our customers and suppliers. We also believe that a combination of talent acquisition, thoughtful planning and rigorous execution are keys to our success in optimizing our business and brand portfolio.

Retail
In our retail businesses, we believe differentiation is a key to our success. Our focus is on meeting the needs of a well-defined consumer. We aim to provide trend-right, brand-name fashion and athletic footwear at a great price for our customer and her entire family by providing fun-to-shop stores, innovative marketing and some exclusive products. We believe this differentiates us from our competitors. We test innovative ideas in our stores to improve the customer’s shopping experience and to further differentiate our retail chains. Our retail segments include Famous Footwear and Specialty Retail. Famous Footwear is the nation’s largest footwear chain selling branded value-price footwear for the entire family with over 1,000 stores. Our Specialty Retail segment operates approximately 300 retail stores in the United States and Canada, primarily under the Naturalizer name, as well as several stores in China and our e-commerce subsidiary, Shoes.com.

The footwear industry is subject to changing consumer demands and fashion trends, and our success depends in large part on our ability to anticipate, understand and react to these changing consumer demands. The success of our retail stores is also driven by the relative strength of consumer spending, primarily in the United States. The level of consumers’ disposable income impacts consumer preferences and purchasing patterns. Another long-term success factor for our retail business is locating our stores in locations desirable to our target consumer.

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

Our major brands, both owned and licensed, include Naturalizer, Dr. Scholl’s, Franco Sarto, Buster Brown, LifeStride, Etienne Aigner, Via Spiga, Carlos by Carlos Santana and Nickels Soft. In 2005, we acquired Bennett Footwear, which increased our presence in the better and bridge zones of department store footwear brands. We believe this acquisition has complemented our portfolio of wholesale footwear brands, which were primarily sold in the moderately priced range.

In the last few years, we have shifted our wholesale business model to focus on maximizing the sell-through of our product to the final consumer rather than maximizing sell-ins to our retail customers. This business model focuses on a continuous flow of smaller quantities of new goods versus large preseason sell-ins, thereby minimizing markdowns and allowances. We have seen success with this consumer-driven approach and believe it has improved the performance of many of our brands and believe additional opportunities exist to capitalize on this business model.

Financial Highlights
Overall, 2007 proved to be a very difficult business environment. We experienced strong momentum early in the year, as we emerged from a very strong 2006, but we felt the impact of the weaker consumer environment by the middle of the third quarter, which continued through the end of the year.

Net sales decreased 4.5% to $2.360 billion in 2007 from $2.471 billion in 2006, driven primarily by the decline in our Wholesale Operations segment. Net earnings for 2007 were $60.4 million, or $1.37 per diluted share, compared to $65.7 million in 2006, or $1.51 per diluted share.

There were a number of items that impacted our 2007 and 2006 operating results that should be considered in evaluating our results on a year-to-year basis. These events were:

•
Earnings Enhancement Plan costs – We incurred costs related to our initiatives under our Earnings Enhancement Plan of $19.0 million ($12.4 million on an after-tax basis, or $0.28 per diluted share during 2007). The plan is designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas, (ii) redesigning logistics and distribution platforms, (iii) reorganizing to eliminate operational redundancies, (iv) realigning strategic priorities, and (v) refining the supply chain process and enhancing inventory utilization. In 2006, we incurred costs of $6.3 million ($3.9 million on an after-tax basis, or $0.09 per diluted share) related to these initiatives. See the “Recent Developments” section which follows and Note 5 to the consolidated financial statements for additional information related to the program and these charges.

•
Employee incentive plan costs – As a result of our operating results not meeting plan thresholds, our cash-based employee incentive plan costs were $1.2 million in 2007 compared to $26.6 million in 2006.

•
Withdrawal from the Bass license in 2006 – Due to the poor financial performance of the Bass brand, we did not renew the Bass license when it expired at the end of 2006. As a result, we incurred costs associated with the license expiration of $3.8 million ($2.3 million on an after-tax basis, or $0.05 per diluted share) during 2006.

•
Environmental insurance recoveries and charges – During 2006, we reached agreements with certain insurance carriers to recover environmental remediation costs associated with our facility in Denver, Colorado (the Redfield facility). We recorded income related to these recoveries, net of legal expenses, of $7.3 million ($4.4 million on an after-tax basis) in 2006. In addition, based on the results of ongoing testing and the study of remediation alternatives by our environmental consultants, in 2006, we submitted to the Colorado authorities a supplement to our former remediation plan, setting forth a long-term remediation plan for the Redfield site and extending the time period that we expect to perform certain remediation activities. We recorded a charge of $5.6 million ($3.4 million on an after-tax basis) in 2006, the majority of which represents the estimated discounted costs to complete the on-site remediation. The combined impact of these environmental insurance recoveries and charges was income of $1.7 million ($1.0 million on an after-tax basis, or $0.02 per diluted share), in 2006.

•
53rd week – Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Our 2006 fiscal year included 53 weeks, while the 2007 fiscal year had only 52 weeks. The difference in the number of weeks included in our fiscal years can affect annual and quarterly comparisons. The inclusion of the 53rd week resulted in an increase to net sales in our retail divisions of $22.5 million, all of which was in the fourth quarter of 2006, but had an immaterial impact on net earnings in 2006.

Following is a summary of our operating results in 2007 by segment. See Note 8 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

•
Famous Footwear’s operating earnings decreased $5.7 million, or 6.3% in 2007 to $84.1 million. Net sales increased 2.4% to $1.313 billion in 2007, driven by our higher store count, as we opened 75 stores, net of closings, in 2007. Same-store sales decreased 0.6% on a 52-week basis. After a strong 2006, Famous Footwear experienced a slowdown in sales in the second half of 2007, beginning in the high-volume back-to-school season.

•
The Wholesale Operations segment’s operating earnings decreased $3.5 million, or 4.8%, to $67.5 million in 2007. The decrease in earnings is due to the impact of a decline in net sales of $147.3 million and costs associated with implementing our Earnings Enhancement Plan of $4.2 million, partially offset by lower cash-based employee incentive costs of approximately $12.1 million and a higher gross profit rate. The decrease in net sales is due to declines in most of our major brands, as a result of the weaker consumer environment, as well as a significant reduction in lower margin private label sales, and our exit from the Bass license at the end of 2006.

•
Our Specialty Retail segment incurred an operating loss of $8.2 million in 2007 compared to an operating loss of $3.8 million in 2006. The increase in operating loss reflects charges in 2007 related to our Earnings Enhancement Plan of $3.8 million, principally related to the relocation of our Shoes.com office from Los Angeles, California to St. Louis, Missouri, lower same-store sales and lower results at Shoes.com. Net sales increased $5.3 million, or 2.0%, to $263.2 million, primarily as a result of the growth of our Shoes.com business. Same-store sales declined 0.9% in 2007.

In 2007, debt increased by $14.0 million, resulting in a debt-to-total capital ratio of 22.8% at the end of the year. Our balance sheet remains strong. During 2007, we generated $86.4 million of cash from operating activities and spent $41.5 million on purchases of property and equipment. Additionally, during the fourth quarter of 2007, we repurchased 2.4 million shares of our common stock on the open market. Our Board of Directors has authorized us to repurchase up to an additional 2.5 million shares subject to market conditions, at management’s discretion.

Recent Developments

Earnings Enhancement Plan
In 2006, we introduced our Earnings Enhancement Plan, which was designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas, (ii) redesigning logistics and distribution platforms, (iii) reorganizing to eliminate operational redundancies, (iv) realigning strategic priorities, and (v) refining the supply chain process and enhancing inventory utilization.

We have implemented a number of initiatives under this plan, including:

•	Closing our Los Angeles, California office, which housed the Shoes.com e-commerce business, and consolidating that business into our St. Louis, Missouri headquarters facility,
•	Closing our Needham, Massachusetts office and Dover, New Hampshire distribution center, which housed the Bennett business,
•	Consolidating our New York City, New York operations to accommodate the offices of our Brown New York personnel, as well as our product development teams and showrooms,
•	Closing our Italian sales office,
•	Outsourcing our Canadian wholesale business to a third-party distributor,
•	Closing all of our Via Spiga stores, and
•	Implementing various personnel reductions throughout the Company to streamline our operations.

These actions resulted in charges of $19.0 million in 2007 ($12.4 million on an after-tax basis, or $0.28 per diluted share) and $6.3 million in 2006 ($3.9 million on an after-tax basis, or $0.09 per diluted share). See Note 5 to the consolidated financial statements for additional information related to these charges.

We estimate that the initiatives reduced our expense base by approximately $26 million on a cumulative basis. Approximately $5 million of these savings were achieved in 2006.

In 2008, we intend to continue to execute on this plan with the most significant initiatives being in the areas of our distribution center network and our company wide systems platform. In the first quarter of 2008, we expect to enter into a lease for a new West Coast distribution center for our retail operations. We believe this distribution center, which we expect to be operational in the first half of 2009, will provide us with increased operating and freight efficiencies. In addition, we are currently evaluating our information technology systems and are considering implementation of an Enterprise Resource Planning (“ERP”) system to improve our operating efficiency and effectiveness and to better position ourselves for long-term growth. After-tax implementation costs for the Earnings Enhancement Plan in 2008 are currently estimated to be approximately $2 to $3 million, and incremental after-tax benefits in 2008 are estimated to be at the low end of the $5 to $7 million range previously disclosed.

B&H Footwear Limited
In June 2007, we entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”), a Singapore-listed company, to market Naturalizer footwear in China beginning in fall 2007 and Via Spiga footwear in the next several years. We own 51% of the equity of the joint venture, B&H Footwear Limited (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear will distribute the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities: Shanghai, Beijing, Guangzhou, and Shenzhen. B&H Footwear will also sell Naturalizer footwear to Hongguo on a wholesale basis, which Hongguo will sell in retail stores it plans to open throughout the rest of China. In addition to the equity interest, we will receive a royalty from B&H Footwear for its use of the Naturalizer brand name, which will be based on the sales of B&H Footwear through its retail operations and to Hongguo. B&H Footwear combines our strength in brand-building and marketing with Hongguo’s established network of approximately 700 retail locations and operational expertise in the retail industry in China.

Over the next several years, B&H Footwear plans to open approximately 75 shops carrying the Naturalizer brand, and Hongguo plans to open approximately 350 locations. During this same time period, 100 Via Spiga points of distribution are expected to be opened, approximately 30 by B&H Footwear and approximately 70 by Hongguo. As of February 2, 2008, B&H Footwear operated five Naturalizer shops and Hongguo operated 21 shops.

Investment in Edelman Shoe, Inc.
In August 2007, we invested $7.1 million in Edelman Shoe, Inc. (“Edelman Shoe”), acquiring 42.5% of the outstanding stock. Edelman Shoe is a privately held company operated by Sam and Libby Edelman. The Edelmans maintain a majority equity interest in Edelman Shoe, and we have an option to buy the remaining interest in the future. This investment is expected to allow Edelman Shoe to accelerate the development and expansion of the Sam Edelman brand, which was launched in 2004 and is sold in better department stores and independent and specialty stores across the country.

See Note 2 to the consolidated financial statements for additional information related to our business combinations and investments.

Outlook for 2008
Looking ahead we expect that 2008 will continue to be a difficult economic environment. Accordingly, we expect that our retail business will experience negative same-store sales during the first half of 2008 with a modest recovery during the second half of the year. In addition to the overall U.S. environment, our wholesale business is experiencing product price increases in China, which may result in both sales and margin pressures, particularly in the second half of the year. These increasing prices are the result of labor shortages and labor law changes in China and the recent decline of the U.S. dollar against most major currencies. At the same time, we believe that our brands are well positioned in the marketplace and that our continued investments in our business infrastructure, talent resources and product development will provide the foundation for future success.

CONSOLIDATED RESULTS

	2007		2006		2005
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,359.9	100.0%	$2,470.9	100.0%	$2,292.0	100.0%
Cost of goods sold	1,416.5	60.0%	1,500.0	60.7%	1,393.7	60.8%
Gross profit	943.4	40.0%	970.9	39.3%	898.3	39.2%
Selling and administrative expenses	847.3	35.9%	862.8	34.9%	809.5	35.3%
Equity in net loss of nonconsolidated affiliate	0.4	0.0%	–	–	–	–
Operating earnings	95.7	4.1%	108.1	4.4%	88.8	3.9%
Interest expense	(15.3)	(0.6)%	(17.3)	(0.7)%	(18.8)	(0.8)%
Interest income	3.4	0.1%	2.6	0.1%	1.3	0.0%
Earnings before income taxes and minority interests	83.8	3.6%	93.4	3.8%	71.3	3.1%
Income tax provision	(23.5)	(1.0)%	(27.7)	(1.1)%	(30.1)	(1.3)%
Minority interests in net loss (earnings) of consolidated subsidiaries	0.1	0.0%	–	–	(0.2)	0.0%
Net earnings	$60.4	2.6%	$65.7	2.7%	$41.0	1.8%

Net Sales
Net sales decreased $111.0 million, or 4.5%, to $2.360 billion in 2007 compared to 2006 and increased $178.9 million, or 7.8%, to $2.471 billion in 2006 compared to 2005. The 53rd week in 2006 resulted in additional net sales in our retail segments of $22.5 million.

Although we experienced growth in net sales from our retail segments from 2006 to 2007, the decline in our Wholesale Operations segment’s net sales more than offset the retail increase. The decline in our wholesale sales of $147.3 million reflects declines in most of our major brands, driven by the weak consumer environment, our reduced emphasis on sales of private label product and the discontinuance of the Bass license at the end of 2006. Famous Footwear’s net sales increased by $31.0 million, reflecting a higher store count in 2007, partially offset by the impact of an additional week of sales in 2006 (due to 2006 being a 53-week fiscal period) and a same-store sales decline of 0.6%. Our Specialty Retail segment’s net sales improved by $5.3 million, due to both growth in our Shoes.com business and the strengthening of the Canadian dollar, partially offset by the impact of the 53rd week in 2006 and a same-store sales decline of 0.9% in our United States and Canadian stores. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores, and closed stores are excluded from the calculation.

The increase in net sales in 2006 compared to 2005 was driven by the strength of our Famous Footwear segment, which contributed $95.0 million of the increase. Famous Footwear’s 2006 results benefited from a very strong back-to-school season, a same-store sales gain of 3.4% for the year, on a 52-week basis, and the additional net sales attributable to the 53rd week. Our Wholesale Operations segment reported an increase of $65.9 million in 2006, to which the largest contributor was the inclusion of the Bennett brands for the entire year in 2006 as compared to nine months in 2005. We acquired Bennett Footwear Group in April of 2005 and subsequently consolidated its operations into our New York City based operations and renamed the division Brown New York. Our other wholesale brands contributed $25.0 million to the increase in net sales during 2006, with most major brands increasing, with the exception of the Bass business, which we exited at the end of 2006 at the expiration of our license period. Our Specialty Retail segment increased net sales by $17.9 million, which included an increase of $28.4 million at our Shoes.com e-commerce business, partially offset by fewer stores opened in 2006 compared to 2005.

Gross Profit
Gross profit decreased $27.5 million, or 2.8%, to $943.4 million in 2007 as a result of lower sales in our Wholesale Operations segment and increased $72.6 million, or 8.1%, to $970.9 million in 2006 compared to 2005. As a percentage of net sales, gross profit was 40.0% in 2007 compared to 39.3% in 2006 and 39.2% in 2005.

The increase in gross profit as a percentage of net sales in 2007 was driven by both higher margin rates in our Wholesale Operations segment and a greater mix of retail sales, which carry a higher gross profit rate. Our Wholesale Operations segment experienced a higher gross profit rate as a result of a greater mix of higher margin branded product sales, as we reduced our emphasis on lower margin private label product sales and discontinued the lower margin Bass business in 2006.

The increase in gross profit in 2006 was the result of higher net sales across all segments of our business. As a percentage of net sales, our gross profit rate increased by 0.1% to 39.3%. The increase in the gross profit percentage was due to higher margins in our retail segments partially offset by somewhat lower margins in our Wholesale Operations segment.

We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses, which include warehousing and distribution costs of $58.6 million in 2007, $64.4 million in 2006 and $60.7 million in 2005, decreased $15.5 million, or 1.8%, to $847.3 million in 2007 and increased $53.1 million, or 6.6%, to $862.8 million in 2006. As a percent of net sales, selling and administrative expenses were 35.9%, 34.9% and 35.3% in the years 2007, 2006 and 2005, respectively.

Selling and administrative expenses decreased $15.5 million in 2007 as a result of numerous factors, including the following major components:

•	Decrease of $25.4 million related to cash-based employee incentive costs. We recognized total expense of $1.2 million for cash-based incentives in 2007 compared to $26.6 million in 2006.
•	Increase of approximately $18.0 million in selling and retail facilities costs primarily as a result of a higher store count at Famous Footwear.
•
Decrease of approximately $16 million as a result of lower costs resulting from the benefits of our Earnings Enhancement Plan (approximately $21 million during 2007 versus approximately $5 million during 2006).

•	Increase of $13.0 million for costs related to our Earnings Enhancement Plan in 2007. We incurred $19.0 million during 2007, compared to $6.0 million during 2006.
•	Decrease of $3.8 million for the nonrecurrence of charges experienced in 2006 in connection with our exit of the Bass business.
•	Decrease of $3.7 million for the nonrecurrence of a charge incurred during 2006 related to an executive early retirement agreement.
•
Increase of $1.7 million related to our insurance recovery for our Redfield site, which was recognized as a reduction of selling and administrative expenses, net of costs to complete the on-site remediation in 2006.

•	Increase of $0.8 million for start-up costs incurred during 2007 related to our joint venture, B&H Footwear.

As a percentage of net sales, selling and administrative expenses have increased to 35.9% in 2007 from 34.9% in 2006. This increase is due to the impact of the factors listed above and the de-leveraging impact of the expense base from lower sales volume.

Selling and administrative expenses increased $53.1 million in 2006 as compared to 2005 due to several factors. The most significant contributor to the increase in 2006 was higher selling and administrative costs at our Famous Footwear segment of approximately $28.3 million to support the higher sales volume and larger store base. In addition, the following are some of the other more significant factors impacting the comparison of selling and administrative expenses between 2006 and 2005:

•
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

•	Increase of $6.0 million for costs related to our Earnings Enhancement Plan in 2006.
•	Decrease of approximately $5 million as a result of lower costs resulting from the benefits of our Earnings Enhancement Plan during 2006.
•	Increase of $4.7 million for share-based compensation expense related to stock options in 2006, as required by SFAS No. 123(R), which was adopted at the beginning of 2006.
•	Increase of $3.9 million for legal and professional fees related to our Redfield insurance coverage recovery efforts.
•	Increase of $3.8 million in 2006 for costs related to our withdrawal from the Bass business.
•	Increase of $3.7 million in 2006 related to an executive early retirement agreement.
•	Decrease of $1.7 million related to net environmental insurance recoveries and charges, as previously discussed.

As a percentage of net sales, selling and administrative expenses decreased to 34.9% in 2006 from 35.3% due to the impact of the factors listed above and overall leveraging of our expenses over a higher sales base.

Interest Expense
Interest expense decreased $2.0 million to $15.3 million in 2007 and decreased $1.5 million to $17.3 million in 2006 compared to 2005.

The decrease in interest expense in 2007 reflects lower average borrowings under our revolving credit agreement.

The decrease in interest expense in 2006 was driven by lower average borrowings under our revolving credit agreement, as a result of our cash flows provided by operating activities and the nonrecurrence of a $1.0 million bridge loan fee incurred in 2005 related to the Bennett acquisition. These factors are partially offset by a full year of interest expense in 2006 for the $150.0 million 8.75% senior notes that we issued in April 2005 to fund a portion of the Bennett acquisition.

Income Tax Provision
Our consolidated effective tax rate in 2007, 2006 and 2005 was 28.0%, 29.7% and 42.4%, respectively.

Our consolidated effective tax rate is generally below the federal statutory rate of 35%, as reflected in the 2007 and 2006 effective rates, because our foreign earnings are subject to lower statutory tax rates. However, our 2005 rate reflected incremental tax expense of $12.0 million associated with the repatriation of $102 million of previously untaxed foreign earnings from our foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004. If this repatriation had not occurred, our 2005 effective tax rate would have been 25.5%.

Our effective rates for 2007 and 2006 were negatively impacted by the recognition of stock option expense, as required by SFAS No. 123(R) which was adopted at the beginning of 2006. The majority of the stock option expense relates to incentive stock options which are not deductible for tax purposes. Additionally, our effective rate for 2007 is lower than 2006, reflecting both the impact of lower retail earnings and the continuing shift of the efforts of our Far East operations to support our branded product business, resulting in greater cost deductibility in our higher-taxed jurisdictions.

Net Earnings
Net earnings decreased $5.3 million, or 8.0%, to $60.4 million in 2007 compared to $65.7 million in 2006 primarily due to the decline in net sales and the additional costs related to our Earnings Enhancement Plan, partially offset by lower cash-based employee incentive expenses, a lower effective tax rate and other factors discussed above.

Net earnings increased $24.7 million, or 60.3%, to $65.7 million in 2006 compared to $41.0 million in 2005 due to the higher net sales at each of our operating segments in 2006 and the nonrecurrence of $9.2 million of after-tax costs to close Naturalizer stores and the nonrecurrence of a $12.0 million income tax provision in 2005 due to the foreign earnings repatriation. These factors were partially offset by after-tax Earnings Enhancement Plan costs of $3.9 million and after-tax Bass exit costs of $2.3 million in 2006.

Geographic Results
We have both domestic and foreign operations. Domestic operations include the wholesale distribution of footwear to numerous retail customers and the nationwide operation of the Famous Footwear and Specialty Retail chains of footwear stores. Foreign operations primarily consist of wholesale sourcing operations in the Far East and wholesaling and retailing operations in Canada and China. Beginning in fiscal 2006, we outsourced our Canadian wholesale business to a third-party distributor. In addition, we license certain of our trademarks to third parties who distribute and/or operate retail locations internationally. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and earnings before income taxes and minority interests was as follows:

	2007		2006		2005
($ millions)	Net Sales	Earnings Before Income Taxes and Minority Interests	Net Sales	Earnings Before Income Taxes and Minority Interests	Net Sales	Earnings Before Income Taxes and Minority Interests
Domestic	$1,967.7	$38.7	$1,996.7	$51.3	$1,879.6	$39.5
Foreign	392.2	45.1	474.2	42.1	412.5	31.8
	$2,359.9	$83.8	$2,470.9	$93.4	$2,292.1	$71.3

The pretax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

In 2007, domestic earnings were lower and foreign earnings were higher than in 2006. The relative mix of domestic earnings before income taxes and minority interests decreased in 2007 as compared to 2006. Domestic earnings were lower in 2007 as a result of the weak consumer environment and the impact of higher costs in 2007 related to our Earnings Enhancement Plan.

In 2006, both foreign and domestic earnings were higher than 2005, resulting in approximately the same mix of domestic/foreign earnings before income taxes and minority interests as the prior year. Foreign earnings increased in 2006 due to higher first-cost sales volume and higher earnings in our Canadian operations. Our domestic earnings before income taxes and minority interests improved as a result of better results in our Famous Footwear and domestic Naturalizer retail divisions.

FAMOUS FOOTWEAR

	2007		2006		2005
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$1,313.2	100.0%	$1,282.2	100.0%	$1,187.2	100.0%
Cost of goods sold	727.8	55.4%	704.3	54.9%	660.4	55.6%
Gross profit	585.4	44.6%	577.9	45.1%	526.8	44.4%
Selling and administrative expenses	501.3	38.2%	488.1	38.1%	459.8	38.8%
Operating earnings	$84.1	6.4%	$89.8	7.0%	$67.0	5.6%

Key Metrics
Same-store sales % change (on a 52-week basis)	(0.6)%		3.4%		2.5%
Same-store sales $ change (on a 52-week basis)	$(7.5)		$38.6		$26.7
Sales impact of 53rd week	$(18.7)		$18.7		$–
Sales change from new and closed stores, net	$57.2		$37.7		$43.8

Sales per square foot (on a 52-week basis)	$180		$185		$180
Square footage (thousand sq. ft.)	7,459		6,940		6,658

Stores opened	110		92		74
Stores closed	35		46		40
Ending stores	1,074		999		953

Net Sales
Net sales increased $31.0 million, or 2.4%, to $1.313 billion in 2007 compared to 2006 and increased $95.0 million, or 8.0%, to $1.282 billion in 2006 compared to 2005. As previously mentioned, our 2006 fiscal year included 53 weeks, while both our 2007 and 2005 fiscal years had 52 weeks. The inclusion of the 53rd week resulted in an increase to net sales in our Famous Footwear segment of $18.7 million in 2006.

Famous Footwear’s increase in net sales in 2007 was the result of a higher store count, partially offset by the impact of the 53rd week in 2006. Same-store sales decreased 0.6%, reflecting the overall weak consumer environment resulting in a decrease in customer traffic count. During 2007, net new stores provided $57.2 million in net sales and same-store sales decreased $7.5 million. We opened 110 new stores and closed 35 in 2007, increasing total square footage by 7.5% to 7.5 million. As a result of the same-store sales decline and lower sales per square foot in our newer stores compared to our mature stores, sales per square foot decreased 2.7% to $180 during 2007. Our customer loyalty program, Famous Rewards, continues to gain momentum, as approximately 54% of our net sales were made to our Famous Rewards members in 2007 compared to 45% in 2006.

Famous Footwear’s increase in net sales in 2006 reflected a strong back-to-school season, an increase in same-store sales of 3.4% for the year, on a 52-week basis, a higher store count and the impact of the 53rd week in fiscal 2006. Same-store sales increased $38.6 million for the year, on a 52-week basis, and net new stores provided $37.7 million in net sales during 2006. Famous Footwear opened 92 stores and closed 46 during 2006, increasing total square footage by 4.2% to 6.9 million. As a result of increased same-store sales, sales per square foot increased 2.8% to $185 on a 52-week basis, during 2006. Approximately 45% of our net sales were made to our Famous Rewards members in 2006 compared to 36% in 2005.

Gross Profit
Gross profit increased $7.5 million, or 1.3%, to $585.4 million in 2007 compared to $577.9 million in 2006, reflecting a higher store count compared to the prior year. As a percent of net sales, our gross profit rate was 44.6% in 2007, down 50 basis points from 45.1% in 2006. The decrease in the rate primarily reflects an increase in promotional activity and higher net markdowns to sell through inventory, particularly in the second half of 2007. In addition, we recognized $1.2 million of income related to gift card breakage (i.e., gift cards sold where the likelihood of redemption by the customer is remote) in 2006 after realigning our corporate structure. Income from gift card breakage increased our gross profit rate by ten basis points in 2006.

Gross profit increased $51.1 million, or 9.7%, to $577.9 million in 2006 compared to $526.8 million in 2005. During 2006, Famous Footwear’s gross profit rate was 45.1% compared to 44.4% in 2005. The improvement in the gross profit rate was due to a fresher inventory base, which resulted in lower markdowns and a higher mix of non-athletic footwear sales, which carry higher margins, as well as the recognition of income related to gift card breakage during 2006, as previously described.

Selling and Administrative Expenses
Selling and administrative expenses increased $13.2 million, or 2.7%, to $501.3 million during 2007 compared to $488.1 million in 2006. As a percent of net sales, these costs increased slightly to 38.2% in 2007 compared to 38.1% in 2006. The increase in expenses is primarily attributable to higher retail facilities and direct selling costs as a result of our higher store count and higher marketing expenses. These increases were partially offset by lower cash-based employee incentive costs in 2007. Retail facilities costs increased as a percent of net sales by 0.6%, partially offset by lower administrative costs of 0.3% and warehouse and shipping costs of 0.2%.

Selling and administrative expenses increased $28.3 million, or 6.2%, to $488.1 million during 2006 compared to $459.8 million in 2005. As a percent of net sales, these costs decreased to 38.1% in 2006 compared to 38.8% in 2005, resulting from higher sales in 2006 and the impact of leveraging the higher sales over the expense base. In addition, the segment recognized $0.8 million of expense related to stock options in 2006, as required by SFAS No. 123(R), with no stock option expense recorded in the prior year. Retail facilities costs decreased as a percent of net sales by 0.3%; warehouse and shipping costs declined 0.1%; and marketing costs declined 0.2%. These were partially offset by higher administrative costs of 0.1%.

Operating Earnings
During 2007, operating earnings for the Famous Footwear segment decreased $5.7 million, or 6.3%, to $84.1 million for 2007 compared to $89.8 million in 2006. The decline was driven by the decrease in the gross profit rate and higher retail facilities and direct selling expense associated with a higher store count, partially offset by lower cash-based incentive compensation expense, as described above.

During 2006, Famous Footwear achieved record operating earnings of $89.8 million, compared to $67.0 million in 2005, an increase of 34.0%. The improvements were driven by the growth in net sales, as described above, and the leveraging of fixed and semi-fixed expenses against the higher sales base in both years, and a higher gross profit rate in 2006.

WHOLESALE OPERATIONS

	2007		2006		2005
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$783.5	100.0%	$930.8	100.0%	$864.9	100.0%
Cost of goods sold	543.3	69.3%	657.0	70.6%	599.6	69.3%
Gross profit	240.2	30.7%	273.8	29.4%	265.3	30.7%
Selling and administrative expenses	172.7	22.1%	202.8	21.8%	185.2	21.4%
Operating earnings	$67.5	8.6%	$71.0	7.6%	$80.1	9.3%

Key Metrics
Unfilled order position at year-end	$238.1		$214.4		$214.6

Net Sales
Net sales decreased $147.3 million, or 15.8%, to $783.5 million in 2007 as compared to 2006 and increased $65.9 million, or 7.6%, to $930.8 million in 2006 as compared to 2005.

The 2007 net sales decrease reflects declines in most of our major brands due to several factors, including a weaker consumer environment, our reduced emphasis on lower margin private label product sales and our decision to exit the Bass business at the end of 2006. We achieved sales gains in our Dr. Scholl’s, Etienne Aigner and Nickels Soft brands; however, sales declined in our Via Spiga, LifeStride, Naturalizer, Carlos by Carlos Santana, Franco Sarto and children’s brands.

The 2006 net sales increase was primarily attributable to the inclusion of a full year of net sales for our Brown New York brands in 2006, as compared to nine months in 2005. We acquired Bennett Footwear Group in April of 2005 and subsequently consolidated its operations into our New York City-based operations and renamed the division Brown New York. The Brown New York brands accounted for $40.9 million of the increase. We achieved sales gains in our Dr. Scholl’s, Naturalizer, LifeStride, children’s and women’s private label divisions. We experienced lower sales of Bass product in 2006 as the result of our decision not to renew the Bass license when it expired at the end of 2006 due to the financial performance of the brand.

Gross Profit
Gross profit decreased $33.6 million, or 12.3%, to $240.2 million in 2007, as compared to $273.8 million in 2006 as a result of the lower sales volume. However, as a percent of net sales, gross profit increased to 30.7% in 2007 from 29.4% in 2006, due to a greater mix of branded product sales, lower inventory markdowns and our exit of the lower margin Bass business at the end of 2006. In addition, we continue to benefit from our business model which focuses on more frequent deliveries of smaller quantities of new goods versus large preseason sell-ins, thereby minimizing markdowns and allowances.

Gross profit increased $8.5 million, or 3.2%, to $273.8 million in 2006, as compared to $265.3 million in 2005. Gross profit as a percent of net sales decreased to 29.4% in 2006 from 30.7% in 2005, or a difference of 1.3%. Wholesale Operations achieved a gross profit improvement of $8.5 million due primarily to the inclusion of the results of the Brown New York brands for the entire year in 2006 as compared to nine months in 2005, which accounted for approximately $4.0 million of the increase. The remaining difference is attributable to the sales gains in our other major brands. Gross profit as a percentage of net sales was negatively impacted by lower markups and the impact of higher markdowns, due in part to the planned exit of the Bass licensed business at the end of 2006. In addition, we experienced higher markdowns and allowances in our Franco Sarto, Via Spiga and Etienne Aigner brands, as these brands fell short of expectations in 2006.

Selling and Administrative Expenses
Selling and administrative expenses decreased $30.1 million, or 14.9%, to $172.7 million during 2007 compared to $202.8 million in 2006. The decline was a result of lower cash-based employee incentive plan expenses of $12.1 million; the nonrecurrence of Bass exit costs of $3.8 million; and reductions in selling, marketing, warehousing and distribution costs. These cost reductions were partially offset by an increase of $4.2 million in expenses related to our Earnings Enhancement Plan in 2007. As a percent of net sales, these costs increased to 22.1% in 2007 compared to 21.8% in 2006 reflecting the above named factors and the de-leveraging of our expense base over lower sales volume.

Selling and administrative expenses increased $17.6 million, or 9.5%, to $202.8 million during 2006 compared to $185.2 million in 2005. As a percent of net sales, these costs increased to 21.8% in 2006 compared to 21.4% in 2005. The majority of the increase in selling and administrative expenses, both in total and as a percent of net sales, was driven by the inclusion of the Brown New York brands for the entire year in 2006 as compared to nine months in 2005 and approximately $3.8 million in charges related to the exit of the Bass business at the end of 2006. In addition, we incurred $3.6 million in charges related to our Earnings Enhancement Plan and $2.3 million of expense related to stock options during 2006.

Operating Earnings
Operating earnings for the Wholesale Operations segment decreased $3.5 million, or 4.8%, to $67.5 million for 2007 compared to $71.0 million for 2006, as our higher gross profit rate and lower cash-based incentive costs did not offset the impact of our lower sales volume.

Operating earnings for the Wholesale Operations segment decreased $9.1 million, or 11.4%, to $71.0 million for 2006 compared to $80.1 million for 2005. The decrease in operating earnings was driven by lower results in our Brown New York brands, Bass exit costs of $3.8 million and Earnings Enhancement Plan costs of $3.6 million.

SPECIALTY RETAIL

($ millions, except sales per square foot)	2007		2006		2005
		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$263.2	100.0%	$257.9	100.0%	$240.0	100.0%
Cost of goods sold	145.4	55.3%	138.7	53.8%	133.7	55.7%
Gross profit	117.8	44.7%	119.2	46.2%	106.3	44.3%
Selling and administrative expenses	126.0	47.8%	123.0	47.7%	129.0	53.8%
Operating loss	$(8.2)	(3.1)%	$(3.8)	(1.5)%	$(22.7)	(9.5)%
Key Metrics
Same-store sales % change (on a 52-week basis)	(0.9)%		2.1%		1.8%
Same-store sales $ change (on a 52-week basis)	$(1.7)		$3.2		$3.2
Sales impact of 53rd week	$(3.8)		$3.8		$–
Sales change from new and closed stores, net	$(12.0)		$(20.3)		$5.4
Impact of changes in Canadian exchange rate on sales	$6.2		$4.1		$5.0
Increase in sales of e-commerce subsidiary (on a 52-week basis)	$16.6		$27.1		$17.2

Sales per square foot, excluding e-commerce subsidiary (on a 52-week basis)	$358		$351		$328
Square footage (thousand sq. ft.)	468		488		539

Stores opened	14		4		49
Stores closed	20		28		110
Ending stores	284		290		314

Net Sales
Net sales increased $5.3 million, or 2.0%, to $263.2 million in 2007 as compared to 2006 and increased $17.9 million, or 7.5%, to $257.9 million in 2006 as compared to 2005. The 53rd week in 2006 resulted in an increase to net sales in our Specialty Retail segment of $3.8 million.

The increase in net sales during 2007 was primarily due to growth in net sales at our e-commerce subsidiary, Shoes.com, and the strengthening of the Canadian dollar exchange rate. These factors were partially offset by the impact of the 53rd week in 2006, a same-store sales decline of 0.9% in our United States and Canadian stores, and a lower store count compared to last year. Net sales of Shoes.com increased $16.6 million, or 26.8%, on a 52-week basis, to $78.6 million in 2007. During 2007, we opened nine new stores and closed 20, decreasing total square footage by 4.1% to 468,000.  In addition, we opened five new B&H Footwear stores in China. As a result of closing underperforming stores and strengthening of the Canadian dollar, sales per square foot increased 2.0%, to $358 during 2007.

The improvement in net sales during 2006 reflected a same-store sales gain of 2.1% for the year, on a 52-week basis, a 77.6% increase in net sales by Shoes.com on a 52-week basis, a stronger Canadian dollar exchange rate and $3.8 million of net sales from the 53rd week. The factors that increased net sales were partially offset by the impact of fewer stores as four stores were opened and 28 stores were closed during 2006. Net sales from Shoes.com totaled $63.2 million in 2006 compared to $34.9 million in 2005. In addition to achieving a same-store sales gain in 2006, the productivity of our store base improved as sales per square foot increased to $351 on a 52-week basis in 2006 from $328 in 2005. This improvement reflects the impact of closing underperforming stores.

Gross Profit
Gross profit decreased $1.4 million, or 1.2%, to $117.8 million in 2007, as compared to $119.2 million in 2006 due to the lower gross profit rate. Gross profit as a percent of net sales decreased to 44.7% in 2007 from 46.2% in 2006, or a reduction of 1.5% as a result of higher markdowns taken at Shoes.com to clear inventory, partially offset by a higher gross profit rate in our stores.

Gross profit increased $12.9 million, or 12.1%, to $119.2 million in 2006, as compared to $106.3 million in 2005. Gross profit as a percent of net sales increased to 46.2% from 44.3% in 2005, or an improvement of 1.9%. This increase is primarily due to a more productive store base, after completing our initiative to close underperforming retail stores in 2005, and the nonrecurrence of costs incurred of $3.3 million associated with those store closures to liquidate inventory.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.0 million, or 2.4%, to $126.0 million during 2007 as compared to $123.0 million in 2006. As a percent of net sales, these costs increased slightly to 47.8% in 2007 compared to 47.7% in 2006. This increase is primarily attributable to higher expenses at Shoes.com to support its sales growth and the recognition of $3.8 million in charges associated with our Earnings Enhancement Plan, principally related to our Shoes.com office relocation from Los Angeles, California to St. Louis, Missouri, during 2007, compared to $1.1 million during 2006. These increases were partially offset by a decrease of $1.3 million in cash-based employee incentive costs, lower retail facility costs and store payroll due to the lower store count in 2007 as compared to 2006. Offsetting the impact of the store closing charges, a strengthening Canadian exchange rate had the effect of increasing expenses on a United States dollar basis by $2.7 million.

Selling and administrative expenses decreased $6.0 million, or 4.7%, to $123.0 million during 2006 compared to $129.0 million in 2005. As a percent of net sales, these costs decreased to 47.7% in 2006 compared to 53.8% in 2005. This decline is primarily due to the nonrecurrence of $10.8 million of expense incurred in conjunction with closing 95 underperforming retail stores in 2005. In addition, the resulting lower store count reduced ongoing retail facilities costs and marketing expense. Offsetting the impact of the store closing charges, a strengthening Canadian exchange rate had the effect of increasing expenses on a United States dollar basis by $2.0 million.  We also incurred higher costs at our Shoes.com business to support the sales growth. The segment also recognized $0.2 million related to stock options in 2006.

Operating Earnings
Specialty Retail incurred an operating loss of $8.2 million in 2007, as compared to an operating loss of $3.8 million in 2006 primarily as a result of higher expenses experienced at Shoes.com to support its sales growth, a lower gross profit rate and higher costs associated with our Earnings Enhancement Plan in 2007.

Specialty Retail incurred an operating loss of $3.8 million in 2006, as compared to an operating loss of $22.7 million in 2005, which included Earnings Enhancement Plan costs of $1.1 million, the majority of which was incurred to close five Via Spiga stores, which were acquired in the Bennett acquisition in 2005. The lower operating loss of this segment in 2006 reflects improvement over prior years, as the Naturalizer store base began to operate at a more productive level. In addition, our operating earnings improvement reflects a more fashionable merchandise mix and overall success of the Naturalizer brand at both retail and wholesale in 2006.

OTHER

The Other segment includes unallocated corporate administrative and other costs of $47.8 million, $48.9 million and $35.8 million in 2007, 2006 and 2005, respectively.

The 2007 expenses of $47.8 million represent a decrease of $1.1 million as compared to 2006. This is due to several factors:

•
Earnings Enhancement Plan – We incurred higher costs related to our Earnings Enhancement Plan of $9.4 million ($11.0 million during 2007 versus $1.6 million during 2006) primarily related to severance, facility closing costs and consulting fees.

•	Cash-based incentive plan – Annual incentive costs were $4.9 million lower than last year ($1.2 million during 2007 versus $6.1 million during 2006).
•	Executive retirement agreement – During 2006, we incurred a charge of $3.7 million related to an executive early retirement agreement, with no corresponding charge in 2007.
•	Insurance recoveries – During 2006, we recognized income of $1.7 million related to an insurance recovery for our Redfield site, net of environmental charges.
•	Nation-wide credit card settlement – In 2007, we recognized $1.2 million of income related to a settlement with credit card companies as a reduction of selling and administrative expenses.
•	Lower expenses related to share-based director and employee compensation (related to a lower stock price) and lower legal fees.

The 2006 expenses of $48.9 million represent an increase of $13.1 million as compared to 2005. This is due to several factors:

•	Legal fees – We incurred higher legal and professional fees related to our Redfield insurance coverage recovery efforts of $3.9 million.
•	Executive retirement agreement – We incurred a charge of $3.7 million related to an executive early retirement agreement, with no corresponding charge in 2005.
•	Earnings Enhancement Plan – We initiated our Earnings Enhancement Plan during 2006 and incurred related costs of $1.6 million.
•	Stock option expense – We incurred expense of $1.4 million related to stock options recorded in 2006, as required by SFAS No. 123(R), with no stock option expense recorded in the 2005.

RESTRUCTURING INITIATIVES

Earnings Enhancement Plan
In 2006, the Company initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas, (ii) redesigning logistics and distribution platforms, (iii) reorganizing to eliminate operational redundancies, (iv) realigning strategic priorities, and (v) refining the supply chain process and enhancing inventory utilization. The Company incurred charges of $19.0 million ($12.4 million on an after-tax basis) and $6.3 million ($3.9 million on an after-tax basis) in 2007 and 2006, respectively.

The following is a summary of the activity in the reserve by category of costs:

($ millions)	Employee Severance	Facility & Lease Exits	Inventory Markdowns	Fixed Asset Write-Offs	Consulting Services	Other	Total
Original charges and reserve balance	$3.5	$(0.1)	$0.3	$1.2	$1.3	$0.1	$6.3
Amounts settled in 2006	(1.1)	(0.2)	(0.3)	(1.2)	(1.1)	(0.1)	(4.0)
Reserve balance at February 3, 2007	2.4	(0.3)	–	–	0.2	–	2.3
Additional charges in 2007	8.2	2.6	–	0.3	6.3	1.6	19.0
Amounts settled in 2007	(8.7)	(1.9)	–	(0.3)	(5.8)	(0.9)	(17.6)
Reserve balance at February 2, 2008	$1.9	$0.4	$–	$–	$0.7	$0.7	$3.7

Of the costs recorded during 2007 and the cumulative costs recorded to date, $19.0 million and $25.0 million were reflected as a component of selling and administrative expenses, respectively. During 2006, $0.3 million were reflected as a component of cost of goods sold, resulting in total cumulative costs recorded to date of $25.3 million. A tax benefit of $6.6 million and $9.0 million were associated with the costs recorded during 2007 and the cumulative costs recorded to date, respectively. Inventory markdowns and the write-off of assets are noncash items. See the “Recent Developments” section above and Note 5 to the consolidated financial statements for additional information related to these charges.

IMPACT OF INFLATION
The effects of inflation on our business and results of operations have been minor over the last three years. In the foreseeable future, our business and the results of operations may be influenced by labor shortages in China and the recent decline of the U.S. dollar against most major currencies. We are currently anticipating higher footwear costs from our independent suppliers in 2008, particularly in the second half of the year, which may result in both sales and margin pressure.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	February 2, 2008	February 3, 2007	Increase/ (Decrease)
Borrowings under revolving credit agreement	$15.0	$1.0	$14.0
Senior notes	150.0	150.0	–
Total debt	$165.0	$151.0	$14.0

In 2007, our total debt increased $14.0 million, or 9.3%, to $165.0 million, as our borrowings under our revolving credit agreement increased due in part to our repurchase of 2.4 million shares of common stock in the fourth quarter of 2007. Our ratio of debt-to-total capital increased to 22.8% at the end of 2007, from 22.4% at the end of 2006. We believe that borrowing capacity under our Amended and Restated Credit Agreement will be adequate to meet our expected operational needs, capital expenditure plans and provide liquidity for potential acquisitions.

Credit Agreement
The Company has a secured $350.0 million Amended and Restated Credit Agreement (the “Agreement”), which became effective July 21, 2004 and expires on July 21, 2009. The Agreement provides for a maximum line of credit of $350.0 million, subject to calculated borrowing base restrictions. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. Our obligations are secured by accounts receivable and inventory of the Company and our domestic and Canadian subsidiaries. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. The variable interest rate on borrowings is based on the LIBOR rate or the base rate, as defined. Furthermore, there is a fee payable on the unused amount of the facility. Certain covenants would be triggered if availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if availability falls below $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Agreement also contains certain other covenants and restrictions, with which we were in compliance as of February 2, 2008.

At the end of 2007, we had $15.0 million of borrowings outstanding and $9.6 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $325.4 million at the end of 2007.

Senior Notes
To fund a portion of the Bennett acquisition in April 2005, we issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain restrictive covenants which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of February 2, 2008, we are in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

($ millions)	February 2, 2008	February 3, 2007	Increase/ (Decrease)
Working capital	$333.1	$303.8	$29.3
Current ratio	2.10:1	1.91:1

	2007	2006	Increase(Decrease)
Net cash provided by operating activities	$86.4	$152.3	$(65.9)
Net cash used for investing activities	(58.8)	(93.3)	34.5
Net cash used for financing activities	(23.8)	(39.6)	15.8
Effect of exchange rate changes on cash	2.3	–	2.3
Increase in cash and cash equivalents	$6.1	$19.4	$(13.3)

Working capital at February 2, 2008, was $333.1 million, which was $29.3 million higher than at February 3, 2007. Our current ratio, representing the relationship of current assets to current liabilities, increased from 1.91 to 1 at February 3, 2007, to 2.10 to 1 at February 2, 2008. The increase in working capital is primarily the result of significantly lower cash-based incentive plan accruals in 2007 as compared to 2006. We used cash provided by operating activities, in part, to fund investing and financing activities described below. At February 2, 2008, we had $59.8 million of cash and cash equivalents, most of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. At February 2, 2008, approximately $26.7 million of the cash and cash equivalents balance of our foreign subsidiaries can be repatriated without incurring significant incremental tax expense.

Cash provided by operating activities in 2007 was $86.4 million, compared to $152.3 million in 2006, a decrease of $65.9 million. The decline was due to lower earnings in 2007, a reduced decrease in receivables in 2007 compared to 2006 (due to lower sales), higher inventories and a reduction in accrued expenses as a result of lower incentive plan liabilities.  The impact of these reductions was partially offset by lower rent payments in 2007 compared to 2006 when, as a result of the 53rd week, prepaid rent payments were required.

Cash used for investing activities in 2007 was $58.8 million. The decline from 2006 was due, in part, to a payment to the prior owners of Bennett in 2006 related to our earnout agreement. No further payments have been or will be made related to this agreement. In addition, the reduction in purchases of property and equipment was due to both the nonrecurrence of our 2006 purchase of real estate adjacent to our corporate headquarters in St. Louis, Missouri and a larger amount of purchases of new cash registers and related equipment for our retail stores in 2006. These declines were partially offset by our 2007 investment in Edelman Shoe, Inc., a nonconsolidated affiliate, and an investment to increase our ownership in Shoes.com, a consolidated subsidiary. In 2008, we expect purchases of property and equipment of approximately $75–$85 million, primarily for new stores, store remodeling at Famous Footwear, logistics network and other infrastructure and non-ERP information systems upgrades, including those purchases of property and equipment related to strategic initiatives that are under consideration. If we decide to implement an ERP system, the estimate could increase significantly.

Cash used for financing activities was $23.8 million in 2007. The reduction from 2006 reflects an increase in debt obligations, partially offset by repurchases of common stock and an increase in dividends paid. In January 2008, the Board of Directors approved a stock repurchase program (“2008 Program”) authorizing the repurchase of up to 2.5 million additional shares of the Company’s outstanding common stock, subject to the restrictions of our debt agreements. No shares have been repurchased under the 2008 Program.

We paid dividends totaling $0.28 per share in 2007, $0.21 per share in 2006 and $0.18 per share in 2005. The 2007 dividends marked the 85th year of consecutive quarterly dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Revenue Recognition
Retail sales are net of returns and exclude sales tax. Wholesale sales and sales through our Internet sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through our Internet sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are carried based on experience. Revenue is recognized on license fees related to our owned brand names, where we are licensor, when the related sales of the licensee are made.

Gift Cards
We sell gift cards to our customers in our retail stores and through our Internet sites. Our gift cards do not have expiration dates or inactivity fees. We recognize revenue from gift cards when (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. We recognize gift card breakage at our Famous Footwear division during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings.  At this time, we only recognize breakage income for our Famous Footwear division. We will recognize gift card breakage at our other divisions once adequate historical data have been accumulated.

During 2006, after realigning our corporate structure, we recognized $1.2 million of gift card breakage income. We will continue to recognize income from gift card breakage for our Famous Footwear division in the future; however, the amount of income recognized in future periods is expected to be less than the amount recognized in 2006. We recognized $0.4 million of gift card breakage income in 2007.

Inventories
Inventories are our most significant asset, representing 40% of total assets at the end of 2007. We value inventories at the lower of cost or market, with 91% of consolidated inventories using the last-in, first-out (LIFO) method.

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

We evaluate our foreign investment opportunities and plans, as well as our foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that we consider indefinitely reinvested. Based upon that evaluation, earnings of our foreign subsidiaries that are not otherwise subject to United States taxation, except for our Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.

At February 2, 2008, we have net operating loss carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

Lease Accounting

Construction Allowances Received From Landlords
At the time our retail facilities are initially leased, we often receive consideration from landlords to be applied against the cost of leasehold improvements necessary to open the store. We treat these construction allowances as a lease incentive, as defined by Financial Accounting Standards Board (FASB) Technical Bulletin 88-1. The allowances are recorded as a deferred rent obligation upon receipt and amortized to income over the lease term as a reduction of rent expense. The allowances are reflected as a component of other accrued expenses and deferred rent on the consolidated balance sheets.

Straight-Line Rents and Rent Holidays
We record rent expense on a straight-line basis over the lease term for all of our leased facilities, in accordance with SFAS No. 13. For leases that have predetermined fixed escalations of the minimum rentals, we recognize the related rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the lease as deferred rent. At the time our retail facilities are leased, we are frequently not charged rent for a specified period of time, typically 60 days, while the store is being prepared for opening. This rent-free period is referred to as a rent holiday. In accordance with FASB Technical Bulletin 85-3, we recognize rent expense over the lease term, including any rent holiday.

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Future impairment charges may be required if the value of a reporting unit becomes less than its book value. The determination of the fair value of the reporting units is highly subjective, as it is determined largely by projections of future profitability and cash flows. This evaluation utilizes discounted cash flow analysis and analyses of historical and forecasted operating results of our reporting units. We perform impairment tests during the fourth quarter of each fiscal year, unless events indicate an interim test is required. Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

Self-Insurance
We are self-insured and/or retain high deductibles for a significant portion of our workers’ compensation, employment practices, group health and disability and general, auto and property liability insurance. We purchase varying levels of insurance for losses in excess of our deductibles or self-insured retentions for these categories of loss. At February 2, 2008 and February 3, 2007, self-insurance reserves were $11.5 million and $13.3 million, respectively. We utilize (i) estimates from third-party actuaries and claims adjusters, (ii) statistical analyses of historical data for our industry and our company and (iii) our own estimates to determine required self-insurance reserves. Our reserves and assumptions are reviewed, monitored and adjusted when warranted by changing circumstances. Actual experience may vary from estimates and result in adjustments to our self-insurance liabilities.

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

We are audited periodically by domestic and foreign tax authorities and tax assessments may arise several years after tax returns have been filed. Beginning in 2007, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition as prescribed by Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). For tax positions that meet the more likely than not threshold, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled. Prior to 2007, tax liabilities had been recorded when, in management’s judgment, it was not probable that the Company’s tax position would ultimately be sustained. In evaluating issues raised in such audits and other uncertain tax positions, we provide reserves for exposures as appropriate.

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

Environmental expenditures relating to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated and are evaluated independently of any future claims recovery. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company’s commitment to a formal plan of action. Costs of future expenditures for environmental remediation obligations are discounted to their present value in those situations requiring only continuing maintenance and monitoring based upon a schedule of fixed payments.

Share-based Compensation
The Company accounts for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. These fair values are calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. SFAS No. 123(R) revised SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 15.

Impact of Prospective Accounting Pronouncements
Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
At February 2, 2008, we were contingently liable for remaining lease commitments of approximately $2.2 million in the aggregate, which relate to former retail chains that were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current owners would have to default. At this time, we do not believe this is reasonably likely to occur.

On April 22, 2005, the Company acquired Bennett Footwear Holdings, LLC and its subsidiaries (“Bennett”). The purchase agreement provided that performance-based payments of up to $42.5 million may be made to the sellers over a three year period if certain financial targets are met. During 2006, the Company made a payment of $22.7 million related to the achievement of financial targets for the first performance period. No additional payments have been made nor are expected to be made under the purchase agreement.

CONTRACTUAL OBLIGATIONS
The table below sets forth our significant future obligations by time period. Further information on these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of February 2, 2008, include the following:

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Borrowings under revolving credit agreement(1)	$15.0	$–	$15.0	$–	$–
Long-term debt(2)	150.0	–	–	150.0	–
Interest on long-term debt(2)	55.8	13.1	26.2	16.5	–
Operating lease commitments (Note 11)	745.1	153.6	261.6	166.5	163.4
Minimum license commitments	20.6	11.4	9.0	0.2	–
Purchase obligations(3)	486.7	481.8	3.8	1.1	–
Other(4)	26.6	2.0	2.2	4.1	18.3
Total	$1,499.8	$661.9	$317.8	$338.4	$181.7
(1)

Borrowings under our revolving credit agreement bear interest at the LIBOR rate plus 1.00%. Interest obligations, which are variable in nature, are not included in the table above. See Note 10 to the consolidated financial statements.

(2)
Interest obligations in future periods have been reflected based on our $150.0 million in Senior Notes and a fixed interest rate (8.75%) as of fiscal year ended February 2, 2008. See Note 10 to the consolidated financial statements.

(3)	Purchase obligations include agreements to purchase goods or services that specify all significant terms, including quantity and price provisions.
(4)	Other includes obligations for our supplemental executive retirement plan and other postretirement benefits (Note 6).

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FORWARD-LOOKING STATEMENTS
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected, as they are subject to various risks and uncertainties. These risks and uncertainties include, without limitation, the risks detailed in Item 1A under the caption “Risk Factors” and those described in other documents and reports filed from time to time with the Securities and Exchange Commission, press releases and other communications. We do not undertake any obligation or plan to update these forward-looking statements, even though our situation may change.

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

A description of our accounting policies for derivative financial instruments is included in Notes 1 and 12 to the consolidated financial statements.

INTEREST RATES
Our financing arrangements include $15.0 million of outstanding variable rate debt under the Agreement at February 2, 2008. We also have $150.0 million in Senior Notes, which bear interest at a fixed rate of 8.75%. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

At February 2, 2008, the fair value of our long-term debt is estimated at approximately $153.4 million, based upon the pricing of our Senior Notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $4.3 million for our long-term debt at February 2, 2008.

Information appearing under the caption “Derivative Financial Instruments” in Note 12 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of February 2, 2008. The effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Brown Shoe Company, Inc.

We have audited Brown Shoe Company, Inc.’s (the Company’s) internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brown Shoe Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Brown Shoe Company, Inc., maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brown Shoe Company, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008, and our report dated March 20, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. (the Company) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, on January 29, 2006 the Company changed its method of accounting for share-based payments in connection with the required adoption of Statement of Financial Accounting Standards No. 123(R). As discussed in Note 6 to the consolidated financial statements, on February 3, 2007 the Company changed its method of accounting for defined benefit and other postretirement plans in connection with the required adoption of Statement of Financial Accounting Standards No. 158. As discussed in Note 7 to the consolidated financial statements, on February 4, 2007 the Company changed its method of accounting for uncertain tax positions in connection with the required adoption of Financial Accounting Standards Board Interpretation No. 48.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brown Shoe Company, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 20, 2008

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	February 2, 2008	February 3, 2007
ASSETS
Current Assets
Cash and cash equivalents	$59,801	$53,661
Receivables, net of allowances of $13,844 in 2007 and $15,125 in 2006	116,873	132,224
Inventories, net of adjustment to last-in, first-out cost of $9,552 in 2007 and $9,595 in 2006	435,682	420,520
Deferred income taxes	–	618
Prepaid expenses and other current assets	24,701	31,337
Total current assets	637,057	638,360
Prepaid pension costs	70,584	76,667
Other assets	26,213	29,446
Investment in nonconsolidated affiliate	6,641	–
Property and equipment, net	141,964	138,164
Goodwill and intangible assets, net	217,382	216,420
Total assets	$1,099,841	$1,099,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$15,000	$1,000
Trade accounts payable	172,947	185,767
Employee compensation and benefits	39,204	76,129
Deferred income taxes	3,010	–
Other accrued expenses	72,859	70,191
Income taxes	895	1,429
Total current liabilities	303,915	334,516
Other Liabilities
Long-term debt	150,000	150,000
Deferred rent	41,415	38,025
Deferred income taxes	11,534	19,234
Other liabilities	32,313	33,657
Total other liabilities	235,262	240,916
Minority interests	2,087	(20)
Shareholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	–	–
Common stock, $0.01 par value, 100,000,000 shares authorized; 41,832,656 and 43,268,709 shares outstanding, net of 4,254,139 and 2,591,927 treasury shares in 2007 and 2006, respectively	418	433
Additional paid-in capital	145,690	161,825
Accumulated other comprehensive income	15,598	11,881
Retained earnings	396,871	349,506
Total shareholders’ equity	558,577	523,645
Total liabilities and shareholders’ equity	$1,099,841	$1,099,057
See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2007	2006	2005
Net sales	$2,359,909	$2,470,930	$2,292,057
Cost of goods sold	1,416,510	1,500,037	1,393,753
Gross profit	943,399	970,893	898,304
Selling and administrative expenses	847,278	862,780	809,541
Equity in net loss of nonconsolidated affiliate	439	–	–
Operating earnings	95,682	108,113	88,763
Interest expense	(15,304)	(17,310)	(18,832)
Interest income	3,434	2,610	1,348
Earnings before income taxes and minority interests	83,812	93,413	71,279
Income tax provision	(23,483)	(27,719)	(30,147)
Minority interests in net loss (earnings) of consolidated subsidiaries	98	14	(132)
Net earnings	$60,427	$65,708	$41,000
Basic earnings per common share	$1.40	$1.56	$1.00
Diluted earnings per common share	$1.37	$1.51	$0.96
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2007	2006	2005
Operating Activities
Net earnings	$60,427	$65,708	$41,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	36,246	34,960	35,054
Amortization of capitalized software	7,698	7,454	7,833
Amortization of intangibles	6,844	6,848	5,280
Amortization of debt issuance costs	1,480	1,509	1,099
Share-based compensation expense	8,391	9,721	3,301
Loss on disposal of facilities and equipment	1,115	1,895	1,569
Impairment charges for facilities and equipment	2,065	1,922	1,422
Deferred rent	3,390	1,806	2,164
Deferred income taxes	(4,072)	(906)	3,464
Minority interests	(98)	(14)	132
Undistributed loss of nonconsolidated affiliate	439	–	–
Provision for doubtful accounts	18	737	282
Foreign currency transaction losses (gains)	(194)	79	51
Changes in operating assets and liabilities:
Receivables	15,333	25,504	(40,201)
Inventories	(15,162)	(6,225)	36,572
Prepaid expenses and other current assets	6,636	(19,291)	358
Trade accounts payable	(12,820)	12,684	23,450
Accrued expenses	(34,257)	14,911	30,242
Income taxes	(534)	(2,399)	(3,881)
Collection of insurance receivable	–	–	3,278
Other, net	3,422	(4,636)	(1,417)
Net cash provided by operating activities	86,367	152,267	151,052

Investing Activities
Purchases of property and equipment	(41,462)	(60,523)	(36,800)
Capitalized software	(5,770)	(10,080)	(5,126)
Investment in nonconsolidated affiliate	(7,080)	–	–
Investment in consolidated company	(3,916)	–	–
Cash recognized on initial consolidation of joint venture	2,205	–	–
Acquisition cost	(2,750)	(22,700)	(206,026)
Other	–	–	1,141
Net cash used for investing activities	(58,773)	(93,303)	(246,811)

Financing Activities
Increase (decrease) in borrowings under revolving credit agreement	14,000	(49,000)	(92,000)
Debt issuance costs	–	–	(4,733)
Proceeds from issuance of senior notes	–	–	150,000
Acquisition of treasury stock	(41,090)	–	–
Proceeds from stock options exercised	9,209	10,560	2,585
Tax benefit related to share-based plans	6,421	7,947	1,189
Dividends paid	(12,312)	(9,147)	(7,353)
Net cash (used) provided by financing activities	(23,772)	(39,640)	49,688
Effect of exchange rate changes on cash	2,318	49	911
Increase (decrease) in cash and cash equivalents	6,140	19,373	(45,160)
Cash and cash equivalents at beginning of year	53,661	34,288	79,448
Cash and cash equivalents at end of year	$59,801	$53,661	$34,288
See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

				Accumulated
			Additional	Other		Total
($ thousands, except number of shares	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
and per share amounts)	Shares	Dollars	Capital	Income (Loss)	Earnings	Equity
BALANCE JANUARY 29, 2005	41,044,030	$410	$132,578	$(983)	$259,298	$391,303
Net earnings					41,000	41,000
Currency translation adjustment				3,400		3,400
Unrealized gains on derivative instruments, net of tax provision of $223				414		414
Minimum pension liability, net of tax benefit of $27				(9)		(9)
Comprehensive income						44,805
Dividends ($0.178 per share)					(7,353)	(7,353)
Stock issued under employee benefit and restricted stock plans	522,393	6	959			965
Tax benefit related to share-based plans			1,189			1,189
Share-based compensation expense			3,301			3,301
BALANCE JANUARY 28, 2006	41,566,423	$416	$138,027	$2,822	$292,945	$434,210
Net earnings					65,708	65,708
Currency translation adjustment				(1,504)		(1,504)
Unrealized gains on derivative instruments, net of tax provision of $457				1,435		1,435
Minimum pension liability, net of tax benefit of $8				(12)		(12)
Comprehensive income						65,627
Adjustment for initial application of SFAS No. 158, net of deferred tax liability of $5,893 (Note 6)				9,140		9,140
Dividends ($0.213 per share)					(9,147)	(9,147)
Stock issued under employee benefit and restricted stock plans	1,702,286	17	6,130			6,147
Tax benefit related to share-based plans			7,947			7,947
Share-based compensation expense			9,721			9,721
BALANCE FEBRUARY 3, 2007	43,268,709	$433	$161,825	$11,881	$349,506	$523,645
Net earnings					60,427	60,427
Currency translation adjustment				8,777		8,777
Unrealized losses on derivative instruments, net of tax benefit of $440				(876)		(876)
Pension and other postretirement benefits funded status adjustment, net of tax benefit of $2,482				(4,184)		(4,184)
Comprehensive income						64,144
Cumulative effect of adoption of FIN 48 (Note 7)					(750)	(750)
Dividends ($0.28 per share)					(12,312)	(12,312)
Stock issued under employee benefit and restricted stock plans	973,922	9	10,119			10,128
Acquisition of treasury stock	(2,409,975)	(24)	(41,066)			(41,090)
Tax benefit related to share-based plans			6,421			6,421
Share-based compensation expense			8,391			8,391
BALANCE FEBRUARY 2, 2008	41,832,656	$418	$145,690	$15,598	$396,871	$558,577
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Brown Shoe Company, Inc. (the “Company”), founded in 1878, is a footwear retailer and wholesaler. The Company’s shares trade under the “BWS” symbol on the New York and Chicago Stock Exchanges.

The Company provides a broad offering of branded, licensed and private-label casual, athletic and dress footwear products to women, children and men. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,358 retail shoe stores in the United States, Canada and China primarily under the Famous Footwear and Naturalizer names. In addition, through its Wholesale Operations segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including department stores, mass merchandisers and specialty shoe stores. In 2007, approximately 67% of the Company’s sales were at retail, compared to 62% in both 2006 and 2005. See Note 8 for additional information regarding the Company’s business segments.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Accounting Period
The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2007, 2006 and 2005 ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Fiscal year 2007 included 52 weeks, fiscal year 2006 included 53 weeks and fiscal year 2005 included 52 weeks. The impact of having the 53rd week in fiscal year 2006 was to increase net sales at our retail divisions by approximately $22.5 million. The earnings impact of the 53rd week was immaterial to fiscal year 2006.

Basis of Presentation

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

Reclassifications
Certain prior period amounts on the consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings.

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

Receivables
The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. During 2006 and 2005, the Company recognized provision for doubtful accounts of $0.7 million and $0.3 million, respectively. The Company’s provision for doubtful accounts was immaterial in 2007. Certain additional reserves and allowances are carried as a reduction of gross receivables to reflect co-op advertising and other allowances to be granted to customers, as well as anticipated reserves for products to be returned.

Inventories
All inventories are valued at the lower of cost or market, with 91% of consolidated inventories using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, consolidated inventories would have been $9.6 million higher at both February 2, 2008 and February 3, 2007. Substantially all inventory is finished goods.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are reflected in cost of goods sold. Costs of warehousing and distribution are reflected in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $58.6 million, $64.4 million and $60.7 million in 2007, 2006 and 2005, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expense and are expensed as incurred. Such sourcing and procurement costs totaled $24.0 million, $25.9 million and $27.5 million in 2007, 2006 and 2005, respectively.

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

Computer Software Costs
The Company capitalizes in other assets certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $21.7 million and $23.5 million of unamortized computer software costs as of February 2, 2008 and February 3, 2007, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests using a discounted cash flow approach. The Company performs impairment tests during the fourth quarter of each fiscal year, unless events indicate an interim test is required. Other intangible assets are amortized over their useful lives.

On April 22, 2005, the Company acquired Bennett Footwear Holdings, LLC and its subsidiaries (“Bennett”). The purchase agreement provided that performance-based payments of up to $42.5 million may be made to the sellers over a three year period if certain financial targets were met. During 2006, the Company made a payment of $22.7 million related to the achievement of financial targets for the first performance period. No additional payments have been made nor are expected to be made under the purchase agreement.

During 2007, the Company acquired a trademark which facilitates the use of the Famous Footwear name on its stores located in the metropolitan St. Louis area in the amount of $2.75 million. These stores (approximately 25) were formerly named Supermarket of Shoes.

As of February 2, 2008, goodwill of $134.6 million and intangible assets of $82.8 million (net of $35.8 million accumulated amortization) were attributable to the Company’s operating segments as follows: $6.3 million for Famous Footwear, $196.5 million for Wholesale Operations and $14.6 million for Specialty Retail segment. Intangible assets of $10.7 million related to a trademark acquired in the Bennett acquisition and other intangible assets of $3.1 million are not subject to amortization. Amortization expense related to intangible assets was $6.8 million in both 2007 and 2006. The Company estimates the following amortization expense related to intangible assets: $6.8 million annually in 2008 and 2009 and $6.7 million annually in 2010, 2011 and 2012.

As of February 3, 2007, goodwill of $129.6 million and intangible assets of $86.8 million (net of $13.2 million accumulated amortization) were attributable to the Company’s operating segments as follows: $3.5 million for Famous Footwear, $203.4 million for Wholesale Operations and $9.5 million for Specialty Retail. Intangible assets of $10.7 million related to a trademark acquired in the Bennett acquisition and other intangible assets of $0.4 million are not subject to amortization.

As a result of its annual impairment testing, the Company did not record any impairment charges during 2007 or 2006 related to goodwill or intangible assets.

Self-Insurance Reserves
The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, employment practices, group health and disability and general, auto and property liability insurance. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on information known at February 2, 2008, the Company believes it has provided adequate reserves for its self-insurance exposure. As of February 2, 2008 and February 3, 2007, self-insurance reserves were $11.5 million and $13.3 million, respectively.

Revenue Recognition
Retail sales, recognized at the point of sale, are net of returns and exclude sales tax. Wholesale sales and sales through the Company’s Internet sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through the Company’s Internet sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are determined based on experience. Revenue is recognized on license fees related to Company-owned brand names, where the Company is licensor, when the related sales of the licensee are made.

Gift Cards
The Company sells gift cards to its customers in its retail stores and through its Internet sites. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage at its Famous Footwear division during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. At this time, the Company only recognizes breakage income for its Famous Footwear division. The Company will recognize gift card breakage at its other divisions once adequate historical data has been accumulated.

Loyalty Program
The Company maintains a customer loyalty program (“Rewards”) for Famous Footwear stores in which customers earn points towards savings certificates for qualifying purchases. Upon reaching specified point values, customers are issued a savings certificate, which they may redeem for purchases at Famous Footwear stores. In addition to the savings certificates, the Company also offers exclusive member mailings that offer additional incentives to purchase. Generally, savings certificates earned must be redeemed no later than 12 to 14 weeks from the date of issuance. The value of points and rewards earned by Famous Footwear’s Rewards program members are recorded as a reduction of net sales, and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates. Approximately 54% of net sales in our Famous Footwear segment were made to our Rewards members in 2007 compared to 45% in 2006.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events or unfavorable trends, property and equipment at stores indicated as impaired are written down to fair value using a discounted cash flow technique. The Company recorded asset impairment charges primarily related to underperforming retail stores of $2.1 million during 2007, of which $0.9 million relates to the Specialty Retail segment and $1.2 million relates to our Famous Footwear segment. During 2006, the Company recorded asset impairment charges of $1.9 million, of which $1.0 million related to the Specialty Retail segment and $0.9 million related to our Famous Footwear segment. During 2005, the Company recorded asset impairment charges of $1.4 million, of which $1.0 million related to our Famous Footwear segment and $0.4 million related to the Specialty Retail segment. Impairment charges are recorded within selling and administrative expenses on the consolidated statements of earnings.

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

Total advertising and marketing expense was $71.8 million, $72.0 million and $64.0 million in 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, these costs were offset by co-op advertising allowances recovered by the Company’s retail divisions of $6.9 million, $6.6 million and $6.2 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $7.5 million, $9.4 million and $9.2 million for 2007, 2006 and 2005, respectively. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $1.2 million and $0.4 million at February 2, 2008 and February 3, 2007, respectively.

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

Straight-Line Rents and Rent Holidays
The Company records rent expense on a straight-line basis over the lease term for all of its leased facilities, in accordance with SFAS No. 13. For leases that have predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as deferred rent. At the time its retail facilities are leased, the Company is frequently not charged rent for a specified period of time, typically 45-60 days, while the store is being prepared for opening. This rent-free period is referred to as a rent holiday. In accordance with FASB Technical Bulletin 85-3, the Company recognizes rent expense over the lease term, including any rent holiday.

Pre-opening Costs
Pre-opening costs associated with opening retail stores, including payroll, supplies and facility costs, are expensed as incurred.

Earnings per Share
Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted-average number of common shares and potential dilutive securities outstanding during the period. Potential dilutive securities consist of outstanding stock options and unvested restricted stock awards.

Comprehensive Income
Comprehensive income includes the effect of foreign currency translation adjustments, unrealized gains and losses on derivative instruments, funded status adjustments for pension and other postretirement benefits and minimum pension liability adjustments.

Foreign Currency Translation
For the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the fiscal year-end exchange rate. Consolidated statements of earnings amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses are included in the consolidated statements of earnings.

Derivative Financial Instruments
The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and may enter into derivative transactions as it deems necessary. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. See additional information related to derivative instruments in Note 12.

Share-Based Compensation
As of February 2, 2008, the Company has three share-based compensation plans, which are described more fully in Note 15. Through 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation income or expense was recognized in net earnings for stock performance plans and restricted stock grants. No compensation cost was reflected in net earnings in 2005 for stock options, as all option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock options outstanding in 2005:

($ thousands, except per share amounts)	2005
Net earnings, as reported	$41,000
Add: Total share-based compensation expense included in reported net earnings, net of related tax effect	2,017
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of related tax effect	(5,775)
Pro forma net earnings	$37,242
Earnings per share:
Basic – as reported	$1.00
Basic – pro forma	0.91
Diluted – as reported	0.96
Diluted – pro forma	0.88

Impact of New and Prospective Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). This interpretation establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. See additional information related to the adoption of FIN 48 and the Company’s uncertain tax positions in Note 7.

FASB Statement No. 157, Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we will adopt SFAS No. 157 in fiscal year 2008. The Company does not expect the adoption of this statement in 2008 will have a significant impact on its consolidated financial statements.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to apply the fair value option to any of its financial instruments.

FASB Statement No. 141(R), Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS No. 141(R) in fiscal year 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the consolidated financial statements.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity separate from the parent’s equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 in fiscal year 2009. The Company is currently evaluating the impact of adopting SFAS No. 160 on the consolidated financial statements.

2.	BUSINESS COMBINATIONS AND INVESTMENTS

B&H Footwear Limited
In June 2007, the Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”), a Singapore-listed company, to market Naturalizer footwear in China beginning in fall 2007 and Via Spiga footwear over the next several years. The Company is a 51% owner of the joint venture, B&H Footwear Limited (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear will distribute the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities: Shanghai, Beijing, Guangzhou and Shenzhen. B&H Footwear will also sell Naturalizer footwear to Hongguo on a wholesale basis, which Hongguo will sell in retail stores it plans to open throughout the rest of China. In addition to the equity interest, the Company will receive a royalty from B&H Footwear for its use of the Naturalizer brand name, which will be based on the sales of B&H Footwear through its retail operations and to Hongguo.

B&H Footwear began operations in the third quarter of 2007. As of February 2, 2008, B&H Footwear operated five shops, selling Naturalizer footwear in China, and Hongguo operated 21 shops. The Company’s consolidated financial statements include the accounts of B&H Footwear.

Edelman Shoe, Inc.
In August 2007, the Company invested $7.1 million in Edelman Shoe, Inc. (“Edelman Shoe”), acquiring 42.5% of the outstanding stock. The Company accounts for the investment in accordance with the equity method. Edelman Shoe is a privately held company operated by Sam and Libby Edelman. The Edelmans maintain a majority equity interest of 57.5% of the outstanding stock in Edelman Shoe, and the Company has an option to buy the remaining interest in the future. This investment is expected to allow Edelman Shoe to accelerate the development and expansion of the Sam Edelman brand, which was launched in 2004. In addition, a consolidated subsidiary of the Company sells footwear to Edelman Shoe on a wholesale basis, which is then sold by Edelman Shoe to better department stores and independent specialty stores across the country.

3.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except per share amounts)	2007	2006	2005
NUMERATOR
Net earnings	$60,427	$65,708	$41,000
DENOMINATOR
Denominator for basic earnings per common share	43,223	42,225	40,890
Dilutive effect of unvested restricted stock and stock options	918	1,414	1,634
Denominator for diluted earnings per common share	44,141	43,639	42,524
Basic earnings per common share	$1.40	$1.56	$1.00
Diluted earnings per common share	$1.37	$1.51	$0.96

Options to purchase 194,243, 15,000 and 832,305 shares of common stock in 2007, 2006 and 2005, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

4.	COMPREHENSIVE INCOME
Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments, unrealized gains or losses from derivatives used for hedging activities, funded status adjustments for pension and postretirement benefits and minimum pension liability adjustments.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended February 2, 2008, February 3, 2007 and January 28, 2006:

($ thousands)	2007	2006	2005
Net earnings	$60,427	$65,708	$41,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	8,777	(1,504)	3,400
Minimum pension liability adjustment	–	(12)	(9)
Pension and other postretirement benefits funded status adjustment	(4,184)	–	–
Unrealized (losses) gains on derivative instruments	(518)	647	(1,155)
Net (loss) gain from derivatives reclassified into earnings	(358)	788	1,569
	3,717	(81)	3,805
Comprehensive income	$64,144	$65,627	$44,805

The following table sets forth the balance in accumulated other comprehensive income (loss) for the Company at February 2, 2008, February 3, 2007 and January 28, 2006:

($ thousands)	2007	2006	2005
Foreign currency translation gains	$11,264	$2,487	$3,991
Unrealized (losses) gains on derivative instruments	(130)	746	(689)
Pension liability adjustment	–	–	(480)
Pension and other postretirement benefits	4,464	8,648	–
Accumulated other comprehensive income (loss)	$15,598	$11,881	$2,822

The change in the pension liability adjustment in 2006 is the result of the initial adoption of SFAS No. 158. See Note 6 for additional information.

See additional information related to derivative instruments in Note 12.

5.	RESTRUCTURING INITIATIVES

Earnings Enhancement Plan
During 2006, the Company initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas, (ii) redesigning logistics and distribution platforms, (iii) reorganizing to eliminate operational redundancies, (iv) realigning strategic priorities, and (v) refining the supply chain process and enhancing inventory utilization.

We have implemented a number of initiatives under this plan, including:

•	Closing our Los Angeles, California, office, which housed the Shoes.com e-commerce business, and consolidating that business into our St. Louis, Missouri, headquarters facility,
•	Closing our Needham, Massachusetts office and Dover, New Hampshire distribution center, which housed the Bennett business,
•	Consolidating our New York City, New York operations to accommodate the offices of our Brown New York personnel, as well as our product development teams and showrooms,
•	Closing our Italian sales office,
•	Outsourcing our Canadian wholesale business to a third-party distributor,
•	Closing all of our Via Spiga stores, and
•	Implementing various personnel reductions throughout the Company to streamline our operations.

The Company incurred charges of $19.0 million ($12.4 million on an after-tax basis) and $6.3 million ($3.9 million on an after-tax basis) in 2007 and 2006, respectively.

The following is a summary of the activity in the reserve by category of costs:

($ millions)	Employee Severance	Facility & Lease Exits	Inventory Markdowns	Fixed Asset Write-Offs	Consulting Services	Other	Total
Original charges and reserve balance	$3.5	$(0.1)	$0.3	$1.2	$1.3	$0.1	$6.3
Amounts settled in 2006	(1.1)	(0.2)	(0.3)	(1.2)	(1.1)	(0.1)	(4.0)
Reserve balance at February 3, 2007	2.4	(0.3)	–	–	0.2	–	2.3
Additional charges in 2007	8.2	2.6	–	0.3	6.3	1.6	19.0
Amounts settled in 2007	(8.7)	(1.9)	–	(0.3)	(5.8)	(0.9)	(17.6)
Reserve balance at February 2, 2008	$1.9	$0.4	$–	$–	$0.7	$0.7	$3.7

The following is a summary of the charges by segment:

($ millions)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Charges in 2007	$–	$4.2	$3.8	$11.0	$19.0
Charges in 2006	–	3.6	1.1	1.6	6.3
Cumulative charges to date	$–	$7.8	$4.9	$12.6	$25.3

Of the costs recorded during 2007 and the cumulative costs recorded to date, $19.0 million and $25.0 million were reflected as a component of selling and administrative expenses, respectively. During 2006, $0.3 million were reflected as a component of cost of goods sold, resulting in total cumulative costs recorded to date of $25.3 million. A tax benefit of $6.6 million and $9.0 million were associated with the costs recorded during 2007 and the cumulative costs recorded to date, respectively.

Inventory markdowns and the write-off of assets are noncash items.

We estimate that the initiatives reduced our expense base by approximately $26 million on a cumulative basis. Approximately $5 million of these savings were achieved in 2006.

In 2008, we will continue to focus on this plan, with the most significant initiatives being in the areas of our distribution center network and our company-wide systems platform. In the first quarter of 2008, we expect to enter into a lease for a new West Coast distribution center for our retail operations. We believe this distribution center, which we expect to be operational in the first half of 2009, will provide us with increased operating and freight efficiencies. In addition, we are currently evaluating our information technology systems and are considering implementation of an ERP system to improve our operating efficiency and effectiveness and to better position ourselves to absorb long-term growth. After-tax implementation costs for the Earnings Enhancement Plan in 2008 are currently estimated to be approximately $2 to $3 million, and incremental after-tax benefits in 2008 are estimated to be at the low end of the $5 to $7 million range previously disclosed.

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

The Company also maintains an unfunded Supplemental Executive Retirement Plan (SERP). As of February 2, 2008, the projected benefit obligation of this plan was $14.8 million, and the accumulated benefit obligation was $11.8 million.

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

On February 3, 2007, the Company adopted the balance sheet recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Company will adopt the year-end measurement date in 2008. Since the Company’s primary defined benefit pension plan is in an overfunded position, prepaid pension costs had been recognized on the Company’s balance sheet under SFAS No. 87, and such asset increased as a result of the adoption of SFAS No. 158 in 2006. The liability for the Company’s SERP plan, which is unfunded, increased as a result of the adoption of SFAS No. 158. Additionally, SFAS No. 87 required the recognition of an additional minimum liability (AML) if the market value of plan assets was less than the accumulated benefit obligation at the measurement date. The AML was eliminated upon the adoption of SFAS No. 158.

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2007	2006	2007	2006
Benefit obligation at beginning of year	$176,713	$172,954	$4,294	$4,392
Service cost	8,083	7,864	–	–
Interest cost	10,637	10,162	257	251
Plan participants’ contribution	13	19	42	62
Plan amendments	1,186	36	–	–
Actuarial loss (gain)	3,187	(5,876)	12	(55)
Benefits paid	(15,557)	(9,317)	(310)	(356)
Special termination benefits	–	1,469	–	–
Settlement gain	–	(394)	–	–
Curtailment loss	(247)	–	–	–
Foreign exchange rate changes	1,156	(204)	–	–
Benefit obligation at end of year	$185,171	$176,713	$4,295	$4,294

The accumulated benefit obligation for the United States pension plans was $160.5 million and $154.3 million as of February 2, 2008 and February 3, 2007, respectively. The accumulated benefit obligation for the Canadian pension plans was $6.0 million and $5.4 million as of February 2, 2008 and February 3, 2007, respectively.

Pension Benefits	Other Postretirement Benefits
Weighted-Average Assumptions Used to Determine Benefit Obligations, End of Year	2007	2006	2007	2006
Discount rate	6.00%	6.00%	6.00%	6 .00%
Rate of compensation increase	4.25%	4.00%	N/A	N/A

Assumed healthcare cost trend rates have a minor effect on the benefit obligations reported for healthcare plans. A 1-percentage-point change in the assumed healthcare cost trend rates would have the following effect:

($ thousands)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on postretirement benefit obligation	$9	$(9)

Plan Assets
The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2007	2006	2007	2006
Fair value of plan assets at beginning of year	$236,374	$224,277	$–	$–
Actual return on plan assets	13,383	20,545	–	–
Employer contributions	5,472	1,457	268	294
Plan participants’ contributions	12	19	42	62
Benefits paid	(15,557)	(9,317)	(310)	(356)
Settlements	–	(394)	–	–
Foreign exchange rate changes	1,285	(213)	–	–
Fair value of plan assets at end of year	$240,969	$236,374	$–	$–

Employer contributions and benefits paid in the above table include both those amounts contributed directly to and paid directly from plan assets and those amounts paid directly to plan participants.

The asset allocation for the Brown Shoe Company, Inc. Retirement Plan at the end of 2007 and 2008 and the target allocation for 2008, by asset category, are as follows:

	Target Allocation for 2008	Percentage of Plan Assets at Year-End
		2007	2006
Asset Category
Domestic equities	60%	57%	64%
Debt securities	30%	32%	30%
Foreign equities	10%	11%	6%
Total	100%	100%	100%

Domestic equities do not include any Company stock at February 2, 2008 or February 3, 2007. Plan assets are valued at fair value based on quoted market values.

Pension assets are managed in accordance with the prudent investor standards of ERISA. The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations. This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining a 70% overall (United States and international) equity commitment, managing an equity overlay strategy. The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments. The Company delegates investment management to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines.

Assets of the Canadian pension plans, which total approximately $7.8 million at February 2, 2008, were invested 55% in equity funds, 41% in bond funds and 4% in money market funds. The Canadian pension plans did not include any Company stock as of February 2, 2008 or February 3, 2007.

Funded Status
The over funded status as of February 2, 2008 and February 3, 2007 for pension benefits was $55.8 million and $59.7 million, respectively. The under funded status as of February 2, 2008 and February 3, 2007 for other postretirement benefits was $4.3 million.

 Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2007	2006	2007	2006
Prepaid pension costs (noncurrent asset)	$70,584	$76,667	$–	$–
Accrued benefit liabilities (current liability)	(1,592)	(5,452)	(460)	(478)
Accrued benefit liabilities (noncurrent liability)	(13,194)	(11,554)	(3,835)	(3,816)
Net amount recognized at end of year	$55,798	$59,661	$(4,295)	$(4,294)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
($ thousands)	2007	2006	2007	2006
End of Year
Projected benefit obligation	$14,786	$17,006	$14,786	$17,006
Accumulated benefit obligation	11,818	13,974	11,818	13,974
Fair value of plan assets	-	-	-	-

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefits cost (income) at February 2, 2008 and February 3, 2007, and the expected amortization of the February 2, 2008 amounts as components of net periodic benefit cost (income) for the year ended January 31, 2009, are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2007	2006	2007	2006
Components of accumulated other comprehensive (income) loss, net of tax:
Net actuarial gain	$(4,880)	$(8,456)	$(128)	$(140)
Net prior service cost	862	359	-	-
Net transition obligation (asset)	(318)	(411)	-	-
	$(4,336)	$(8,508)	$(128)	$(140)

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2008		2008
Expected amortization, net of tax:
Amortization of net actuarial losses (gains)		$167		$(6)
Amortization of net prior service cost		185		-
Amortization of net transition asset		96		-
		$448		$(6)

Net Periodic Benefit Cost
Net periodic benefit cost (income) for 2007, 2006 and 2005 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2007	2006	2005	2007	2006	2005
Service cost	$8,083	$7,864	$6,874	$–	$–	$–
Interest cost	10,637	10,162	9,364	257	251	254
Expected return on assets	(17,919)	(17,167)	(16,391)	–	–	–
Curtailment loss	–	–	22	–	–	–
Amortization of:
Actuarial loss (gain)	413	542	525	(10)	(10)	(84)
Prior service cost	364	348	404	–	–	–
Net transition asset	(191)	(176)	(189)	–	–	–
Special termination benefits	–	1,470	–	–	–	–
Settlement cost	1,200	82	85	–	–	–
Total net periodic benefit cost	$2,587	$3,125	$694	$247	$241	$170

	Pension Benefits			Other Postretirement Benefits
Weighted-Average Assumptions Used to Determine Net Cost	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Expected return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A
Healthcare cost trend on covered charges	N/A	N/A	N/A	8.00%	8.00%	8.00%

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

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plans	SERP	Total	Other Postretirement Benefits
Employer Contributions
2008 expected contributions to plan trusts	$22	$–	$22	$–
2008 expected contributions to plan participants	–	1,592	1,592	460

Expected Benefit Payments
2008	$9,100	$1,592	$10,692	$460
2009	8,002	311	8,313	435
2010	8,432	1,042	9,474	420
2011	8,846	1,450	10,296	395
2012	9,278	1,862	11,140	360
2013 – 2017	53,592	16,798	70,390	1,505

Defined Contribution Plans
The Company’s domestic defined contribution 401(k) plans cover salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions generally up to a maximum of 3.5% of the employee’s salary and bonus. The Company’s expense for this plan was $3.2 million, $3.5 million and $3.4 million in 2007, 2006 and 2005, respectively.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.2 million in each of 2007, 2006 and 2005.

Deferred Compensation Plan
Effective January 1, 2008, the Company established a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds selected by the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under our annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested (“EITF 97-14”), the liabilities of the Deferred Compensation Plan are presented in accrued expenses in the accompanying consolidated balance sheets. The assets held by the trust are classified as trading securities within prepaid expenses and other current assets, with changes in the deferred compensation charged to selling and administrative expenses. The consolidated financial statement impact related to the accounting for deferred compensation was immaterial for fiscal year 2007.

7.	INCOME TAXES
The components of earnings before income taxes and minority interests consisted of domestic earnings before income taxes and minority interests of $38.7 million, $51.3 million and $39.5 million in 2007, 2006 and 2005, respectively, and foreign earnings before income taxes and minority interests of $45.1 million, $42.1 million and $31.8 million in 2007, 2006 and 2005, respectively.

The components of income tax provision (benefit) on earnings were as follows:

($ thousands)	2007	2006	2005
Federal
Current	$18,169	$25,787	$28,543
Deferred	(642)	(4,822)	(3,176)
	17,527	20,965	25,367
State
Current	4,108	4,407	3,038
Deferred	(273)	(1,447)	(12)
	3,835	2,960	3,026

Foreign	2,121	3,794	1,754
Total income tax provision	$23,483	$27,719	$30,147

The Company made federal, state and foreign tax payments, net of refunds, of $22.7 million, $24.8 million and $29.7 million in 2007, 2006 and 2005, respectively.

The differences between the tax expense reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2007	2006	2005
Income taxes at statutory rate	$29,334	$32,695	$24,948
State income taxes, net of federal tax benefit	2,669	1,924	1,622
Tax on earnings repatriated from foreign subsidiaries	–	–	12,002
Tax impact of nondeductible stock option expense	1,169	1,149	-
Foreign earnings taxed at lower rates	(11,130)	(9,004)	(7,676)
Reduction of valuation allowance on net operating loss carryforward	–	–	(636)
Other	1,441	955	(113)
Total income tax provision	$23,483	$27,719	$30,147

The other category of income tax provision principally represents the impact of expenses that are not deductible for federal income tax purposes.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	February 2, 2008	February 3, 2007
Deferred Tax Assets
Employee benefits, compensation and insurance	$15,132	$12,106
Accrued expenses	8,313	10,357
Depreciation	6,975	1,482
Postretirement and postemployment benefit plans	2,401	2,481
Deferred rent	10,088	11,004
Accounts receivable reserves	2,838	2,548
Net operating loss (NOL) carryforward	4,653	2,864
Inventory capitalization and inventory reserves	2,526	3,326
Other	3,855	2,592
Total deferred tax assets, before valuation allowance	56,781	48,760
Valuation allowance	(3,236)	(1,601)
Total deferred tax assets, net of valuation allowance	53,545	47,159
Deferred Tax Liabilities
Retirement plans	(21,522)	(24,148)
LIFO inventory valuation	(23,761)	(21,407)
Goodwill and intangible assets	(22,000)	(19,416)
Other	(806)	(804)
Total deferred tax liabilities	(68,089)	(65,775)
Net deferred tax liability	$(14,544)	$(18,616)

At the end of 2007, the Company had a net operating loss carryforward with a tax value of $1.7 million, related to a majority-owned subsidiary, which expires in fiscal 2019, and various state net operating loss carryforwards with tax values totaling $3.0 million. A valuation allowance of $3.0 million has been established related to these operating loss carryforwards. The Company also has a valuation allowance of $0.2 million related to share-based compensation.

As of February 2, 2008, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. At February 2, 2008, the Company had $58.9 million of cash and cash equivalents at its Canadian and other foreign subsidiaries.

The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation, except for the Company’s Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. If our unremitted foreign earnings were not considered indefinitely reinvested as of February 2, 2008, additional deferred taxes of approximately $16.7 million would have been provided.

Uncertain Tax Positions
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 established a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on February 4, 2007. At February 4, 2007, the Company had $961,000 of unrecognized tax benefits, relating to various state tax issues, and $193,000 of estimated interest and penalties. A charge of $750,000, net of federal income tax benefit of $404,000, was recorded against retained earnings as a cumulative effect adjustment at February 4, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ thousands)
Balance at February 4, 2007	$961
Additions for tax positions of prior years	22
Reductions for tax positions of prior years	(60)
Balance at February 2, 2008	$923

If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income statement tax provision, thereby impacting the effective tax rate, would be $750,000 at February 4, 2007 and $784,000 at February 2, 2008.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the income tax provision in the consolidated statements of earnings and were insignificant for the year ended February 2, 2008. Accrued interest and penalties were $193,000 and $283,000 as of February 4, 2007 and February 2, 2008.

The Company has settled examinations by the Internal Revenue Service of tax years through January 29, 2005 (fiscal year 2004). The Company’s fiscal year 2005 tax return is currently under examination by the Internal Revenue Service. The Company has also settled examinations by the Canada Revenue Agency of tax years through January 28, 2006 (fiscal year 2005). The Company also files tax returns in various foreign jurisdictions and numerous states, for which various tax years are subject to examination. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

8.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments include Famous Footwear, Wholesale Operations, Specialty Retail and Other.

Famous Footwear, which represents the Company’s largest division, operated 1,074 stores at the end of 2007, primarily selling branded footwear for the entire family.

Wholesale Operations source and market branded, licensed and private-label footwear primarily to department stores, mass merchandisers, independent retailers and Company-owned Naturalizer Retail and Famous Footwear stores.

The Specialty Retail operations include 144 stores in the United States, 135 stores in Canada and five stores in China at year-end, selling primarily Naturalizer brand footwear in regional malls and outlet centers.

The Other segment includes corporate assets and administrative and other expenses which are not allocated to the operating units.

The Company’s reportable segments are operating units that market to different customers and are each managed separately as they distribute their products on a retail or wholesale basis. An operating segment’s performance is evaluated and resources are allocated based on operating earnings. Operating earnings represent gross profit less selling and administrative expenses and equity in net loss of nonconsolidated affiliate. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment sales are generally recorded at a profit to the selling division. All intersegment earnings related to inventory on hand at the purchasing division are eliminated against the earnings of the selling segment.

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Fiscal 2007
External sales	$1,313,165	$783,533	$263,211	$-	$2,359,909
Intersegment sales	2,558	155,707	-	-	158,265
Equity in net loss of nonconsolidated affiliate(1)	-	439	-	-	439
Depreciation and amortization	31,289	9,219	4,801	6,959	52,268
Operating earnings (loss)	84,138	67,544	(8,180)	(47,820)	95,682
Operating segment assets	412,248	455,129	83,920	148,544	1,099,841
Investment in nonconsolidated affiliate(1)	-	6,641	-	-	6,641
Purchases of property and equipment	31,204	3,344	6,074	840	41,462

Fiscal 2006
External sales	$1,282,211	$930,790	$257,929	$-	$2,470,930
Intersegment sales	4,003	175,442	-	-	179,445
Depreciation and amortization	29,911	9,277	4,884	6,699	50,771
Operating earnings (loss)	89,834	70,962	(3,808)	(48,875)	108,113
Operating segment assets	411,432	465,887	78,242	143,496	1,099,057
Purchases of property and equipment	37,260	4,983	4,764	13,516	60,523

Fiscal 2005
External sales	$1,187,166	$864,928	$239,963	$-	$2,292,057
Intersegment sales	2,108	157,537	-	-	159,645
Depreciation and amortization	28,190	7,205	7,468	6,403	49,266
Operating earnings (loss)	67,035	80,065	(22,555)	(35,782)	88,763
Operating segment assets	381,941	488,705	64,840	91,807	1,027,293
Purchases of property and equipment	29,197	1,142	4,956	1,505	36,800

(1) Related to the August 2007 investment in Edelman Shoe, Inc. to acquire 42.5% of the outstanding stock. See Note 2 to the consolidated financial statements for additional information related to the investment.

Following is a reconciliation of operating earnings to earnings before income taxes and minority interests:

($ thousands)	2007	2006	2005
Total operating earnings	$95,682	$108,113	$88,763
Interest expense	(15,304)	(17,310)	(18,832)
Interest income	3,434	2,610	1,348
Earnings before income taxes and minority interests	$83,812	$93,413	$71,279

In 2007, the impact of special charges included in operating earnings was as follows:

•	Wholesale Operations – $4.2 million of charges related to the Company’s Earnings Enhancement Plan.
•	Specialty Retail – $3.8 million of charges related to the Company’s Earnings Enhancement Plan.
•	Other – $11.0 million of charges related to the Company’s Earnings Enhancement Plan.

In 2006, the impact of special charges included in operating earnings was as follows:

•	Wholesale Operations – $3.6 million of charges related to the Company’s Earnings Enhancement Plan, $3.8 million related to Bass exit costs.
•	Specialty Retail – $1.1 million of charges related to the Company’s Earnings Enhancement Plan.
•	Other – $1.6 million of charges related to the Company’s Earnings Enhancement Plan and $1.6 million of income related to net environmental insurance recoveries and charges.

In 2005, the impact of special charges included in operating earnings was as follows:

•	Wholesale Operations – $0.6 million related to initiatives to strengthen the Naturalizer brand.
•
Specialty Retail – $14.1 million related to the initiatives to strengthen the Naturalizer brand, including the closing of 95 underperforming Naturalizer stores and the consolidation of retail accounting and information systems support, including the consolidation of all buying, merchandise planning and allocation functions.

For geographic purposes, the domestic operations include the wholesale distribution of branded, licensed and private-label footwear to a variety of retail customers and nationwide operation of our retail chains, including Famous Footwear and Specialty Retail.

The Company’s foreign operations primarily consist of wholesale distribution operations in the Far East and retail operations in Canada. The Far East operations include “first-cost” transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2007	2006	2005
Net Sales
United States	$1,967,717	$1,996,666	$1,879,542
Far East	313,194	384,671	327,037
Canada	78,983	89,881	87,601
Latin America, Europe and other	54	-	-
Inter-area sales	(39)	(288)	(2,123)
	$2,359,909	$2,470,930	$2,292,057
Long-Lived Assets
United States	$430,334	$431,905	$371,252
Far East	14,753	13,609	13,757
Canada	17,475	14,906	16,292
Latin America, Europe and other	222	277	321
	$462,784	$460,697	$401,622

Long-lived assets consisted primarily of property and equipment, prepaid pension costs, investment in nonconsolidated affiliate, goodwill, trademarks and other noncurrent assets.

9.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

($ thousands)	February 2, 2008	February 3, 2007
Land and buildings	$42,598	$41,650
Leasehold improvements	175,536	154,301
Technology equipment	39,963	36,506
Machinery and equipment	22,549	21,750
Furniture and fixtures	100,777	104,115
Construction in progress	6,921	15,521
	388,344	373,843
Allowances for depreciation	(246,380)	(235,679)
	$141,964	$138,164

Useful lives of property and equipment are as follows:

Buildings	15-30 years
Leasehold improvements	5-20 years
Technology equipment	3-5 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

Selling and administrative expenses include charges for impairment, primarily for leasehold improvements and fixtures in our retail stores, of $2.1 million, $1.9 million and $1.4 million in 2007, 2006 and 2005, respectively. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

10.	LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Credit Agreement
The Company has a secured $350.0 million Amended and Restated Credit Agreement (the “Agreement”), which became effective July 21, 2004 and expires on July 21, 2009. The Agreement provides for a maximum line of credit of $350.0 million, subject to calculated borrowing base restrictions. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Company’s obligations are secured by accounts receivable and inventory of the Company and the Company’s domestic and Canadian subsidiaries. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. The variable interest rate on borrowings is based on the LIBOR rate or the base rate, as defined. Furthermore, there is a fee payable on the unused amount of the facility. Certain covenants would be triggered if availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if availability falls below $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of February 2, 2008.

On July 23, 2007, the Company and certain of its subsidiaries entered into the third amendment to the Agreement. This amendment modified the Agreement by, among other things:

•	Reducing the commitment fees paid on the unused portion of the facility,
•	Enhancing credit given for the inventory component in the calculation of the loan parties’ borrowing base,
•	Increasing flexibility concerning Indebtedness and Guarantees of Indebtedness, and
•	Providing additional flexibility regarding Investments and Restricted Payments.

At February 2, 2008, the Company had $15.0 million of borrowings outstanding and $9.6 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $325.4 million at the end of 2007.

The maximum amount of borrowings under the Agreement at the end of any month was $28.0 million in 2007 and $66.0 million in 2006. The average daily borrowings during the year were $4.5 million in 2007 and $37.2 million in 2006. The weighted-average interest rates approximated 7.9% in 2007 and 6.2% in 2006.

Senior Notes
To fund a portion of the Bennett acquisition in April 2005, the Company issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions, with which the Company was in compliance as of February 2, 2008.

Cash payments of interest for 2007, 2006 and 2005 were $13.5 million, $15.6 million and $14.3 million, respectively.

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

Rent expense for operating leases was:

($ thousands)	2007	2006	2005
Minimum rents	$139,146	$132,643	$132,740
Contingent rents	798	844	695
	$139,944	$133,487	$133,435

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at February 2, 2008:

($ thousands)
2008	$153,578
2009	142,129
2010	119,501
2011	95,440
2012	71,029
Thereafter	163,405
Total minimum operating lease payments	$745,082

12.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These derivatives, designated as cash flow hedges, are used to hedge the procurement of footwear from foreign countries and the variability of cash flows paid on variable rate debt. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements are, however, major international financial institutions, and the risk of loss due to nonperformance is believed to be minimal.

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

The Company’s outstanding derivative financial instruments related to foreign exchange risk consisted of the following:

(U.S. $ thousands)	February 2, 2008	February 3, 2007
Deliverable Financial Instruments
United States dollars (purchased by our Canadian division with Canadian dollars)	$12,200	$22,700
Euro	2,600	2,300

Non-deliverable Financial Instruments
Chinese yuan	7,500	10,100
Japanese yen	1,100	1,200
New Taiwanese dollars	800	2,500
Other currencies	300	400
	$24,500	$39,200

Unrealized gains (losses) related to these instruments, based on dealer-quoted prices, were ($0.1 million) and $0.7 million on an after-tax basis at February 2, 2008 and February 3, 2007, respectively. We expect to reclassify this unrealized loss from other comprehensive income to net earnings in 2008.

During 2007 and 2006, ineffective hedges were not material.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and fair values of the Company’s financial instruments at February 2, 2008 and February 3, 2007 are:

	February 2, 2008		February 3, 2007
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$15,000	$15,000	$1,000	$1,000
Senior notes	150,000	153,375	150,000	159,000
Unrealized (losses) gains on derivative instruments	(196)	(196)	1,136	1,136

Borrowings under the revolving credit agreement are based upon rates available to the Company at February 2, 2008 and February 3, 2007, and the fair value of the Company’s Senior Notes is based upon pricing as of the end of the respective period. The fair value of the Company’s derivative instruments is based on order-quoted or dealer-quoted prices.

Carrying amounts reported on the consolidated balance sheets for cash, cash equivalents, receivables and trade accounts payable approximate fair value due to the short-term maturity of these instruments.

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

The Company’s footwear wholesaling businesses sell primarily to department stores, mass merchandisers and independent retailers across the United States, Canada and China. Receivables arising from these sales are not collateralized; however, a portion is covered by documentary letters of credit. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

14.	COMMON STOCK REPURCHASES

Stock Repurchase Programs
During December 2007, the Company repurchased 2.4 million shares of its common stock for $41.1 million, at an average price of $17.05 per share under the 2000 stock repurchase program (“2000 Program”) which was approved by the Board of Directors in May 2000. There were no shares repurchased under the 2000 Program in 2005 or 2006.

In January 2008, the Board of Directors approved a stock repurchase program (“2008 Program”) authorizing the repurchase of up to 2.5 million shares of the Company’s outstanding common stock. The Company can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. There have been no shares repurchased under the 2008 Program.

Repurchases Related to Employee Share-based Awards
During 2007 and 2006, 79,021 shares and 362,761 shares, respectively, were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share repurchases are not considered a part of our publicly announced stock repurchase programs.

15.	SHARE-BASED PLANS
The Company has share-based incentive compensation plans, under which certain officers, employees and members of the Board of Directors are participants, and may be granted stock option, restricted stock and stock performance awards. Prior to fiscal 2006, the Company accounted for its stock compensation awards using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the cost of stock performance awards and restricted stock grants were reflected in net earnings, but no compensation cost was recognized for stock options, as all option grants had an exercise price equal to the quoted market price of the underlying common stock on the date of grant.

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), at the beginning of 2006. SFAS No. 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees over the requisite service period for each award. In certain limited circumstances, the Company’s incentive compensation plan provides for accelerated vesting of the awards, such as in the event of a change in control, qualified retirement, death or disability. The Company elected the modified prospective transition method, and therefore, adjustments to prior periods were not required as a result of adopting SFAS No. 123(R). Under this method, the provisions of SFAS No. 123(R) apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. The Company has a policy of issuing treasury shares in satisfaction of share-based awards.

Share-based compensation expense of $8.4 million and $9.7 million was recognized in 2007 and 2006, respectively, as a component of selling and administrative expenses. The following table details the share-based compensation expense by plan and the total related income tax benefit for 2007 and 2006:

($ thousands)	2007	2006
Expense for share-based compensation plans:
Stock options	$4,605	$4,655
Stock performance awards	1,516	3,410
Restricted stock grants	2,270	1,656
Total share-based compensation expense	8,391	9,721
Income tax benefit	1,965	2,505
Total share-based compensation expense, net of income tax benefit	$6,426	$7,216

During 2005, prior to the adoption of SFAS No. 123(R), no compensation cost was recognized for stock options, as all option grants had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. The share-based compensation expense for 2005 of $3.3 million ($2.0 million on an after-tax basis) was related to restricted stock and stock performance awards in the amount of $0.9 million and $2.4 million, respectively.

The Company issued 973,922, 1,702,286 and 522,393 shares of common stock in 2007, 2006 and 2005, respectively, for stock options exercised, stock performance awards and restricted stock grants. There were no significant modifications to any share-based awards in 2007, 2006, or 2005.

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

The Company granted 200,743, 324,750 and 833,625 stock options during 2007, 2006 and 2005, respectively. Fair values of options granted in 2007 and 2006 were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2007	2006
Dividend yield	0.9%	1.0%
Expected volatility	39.9%	42.4%
Risk-free interest rate	4.4%	4.7%
Expected term (in years)	7	7

Dividend yields are based on historical dividend yields. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the options. The expected term of options represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and the Company’s historical exercise patterns.

For fiscal periods prior to the adoption of SFAS No. 123(R), pro forma information regarding net earnings and earnings per share was required by SFAS No. 123. This pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005: risk-free interest rate of 4.2%, dividend yield of 1.2%, volatility factor of the expected market price of the Company’s common stock of 43.6.%, and a weighted-average expected life of the option of seven years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The Company’s pro forma information is presented in Note 1.

Summarized information about stock options outstanding and exercisable at February 2, 2008 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$4.76 – $9.99	419,526	3	$7.49	419,526	$7.49
$10.00 – $14.99	693,704	7	13.98	360,401	13.15
$15.00 – $19.99	530,572	6	17.11	381,133	17.06
$20.00 – $24.99	258,843	8	21.59	62,512	21.67
$25.00 – $29.99	7,500	9	29.37	–	–
$30.00 – $35.25	173,243	9	35.05	3,749	32.91
	2,083,388	6	$16.22	1,227,321	$12.92

The weighted-average remaining contractual term of stock options outstanding and currently exercisable at February 2, 2008 was 6.2 years and 5.2 years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at February 2, 2008 was $6.5 million and $5.7 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for 2007 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 3, 2007	3,018,048	$13.26
Granted	200,743	32.85
Exercised	(992,605)	13.02
Forfeited	(111,583)	18.43
Canceled or expired	(31,215)	9.94
Outstanding at February 2, 2008	2,083,388	$16.22
Exercisable at February 2, 2008	1,227,321	$12.92

The intrinsic value of stock options exercised was $19.9 million, $32.5 million and $5.7 million for 2007, 2006 and 2005, respectively. The amount of cash received from the exercise of stock options was $9.2 million, $10.6 million and $2.6 million for 2007, 2006 and 2005, respectively. In addition, 40,659, 209,786 and 159,644 shares were tendered by employees in satisfaction of the exercise price of stock options during 2007, 2006 and 2005, respectively. The tax benefit associated with stock options exercised was $5.8 million, $7.5 million and $0.9 million for 2007, 2006 and 2005, respectively, which was reflected as an increase to additional paid-in capital.

The following table summarizes nonvested stock option activity for 2007 under the current and prior plans:

	Number of Nonvested Options	Weighted-Average Grant Date Fair Value
Nonvested at February 3, 2007	1,364,572	$7.64
Granted	200,743	14.84
Vested	(597,665)	7.23
Forfeited	(111,583)	8.37
Nonvested at February 2, 2008	856,067	$9.52

The weighted-average fair value of stock options granted for 2007, 2006 and 2005 was $14.84, $10.37 and $7.11, respectively. The total grant date fair value of stock options vested during 2007, 2006 and 2005 was $3.0 million, $3.4 million and $3.4 million, respectively. As of February 2, 2008, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $3.6 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

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

The following table summarizes restricted stock activity for the year ended February 2, 2008:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value

Nonvested at February 3, 2007	539,796	$16.32
Granted	103,750	32.55
Vested	(111,365)	11.40
Forfeited	(35,998)	14.44
Nonvested at February 2, 2008	496,183	$20.97

For the years ended February 2, 2008 and February 3, 2007, restricted shares granted were 103,750 and 292,875, respectively, with no restricted shares granted during the year ended January 28, 2006. Restricted shares forfeited during 2007, 2006 and 2005 were 35,998, 57,938 and 7,313, respectively. The weighted-average fair value of restricted stock awards granted for the years ended February 2, 2008 and February 3, 2007 was $32.55 and $21.83, respectively. The total grant date fair value of restricted stock awards vested during the years ended February 2, 2008, February 3, 2007 and January 28, 2006 was $1.3 million, $0.8 million and $0.7 million, respectively. As of February 2, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $6.0 million, which will be amortized over the weighted-average remaining requisite service period of 2.7 years.

The Company recognized $0.6 million, $0.4 million and $0.3 million in 2007, 2006 and 2005, respectively, of excess tax benefits related to restricted stock vesting and dividends, which was reflected as an increase to additional paid-in capital.

Stock Performance Awards
Under the Company’s incentive compensation plans, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted stock performance awards at a target number of shares, which cliff vest generally over a three-year service period. At the end of the three-year period, the employee will be given an amount of shares between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the three-year period.

Prior to the adoption of SFAS No. 123(R), expense for stock performance awards was recognized based upon the intrinsic value of the awards and the anticipated number of shares to be awarded and was adjusted to reflect the quoted market price of the Company’s common stock at the end of each period. Expense for stock performance awards is now recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded, on a straight-line basis over the three-year service period. The fair value of the stock performance awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding stock performance awards for 363,833 shares at a target level, as of February 2, 2008, which may result in the issuance of up to 727,666 shares at the end of the service periods.

The following table summarizes stock performance activity for the year ended February 2, 2008:

	Number of Nonvested Stock Performance Awards at Target Level	Number of Nonvested Stock Performance Awards at Maximum Level	Weighted-Average Grant Date Fair Value

Nonvested at February 3, 2007	408,000	816,000	$18.30
Granted	155,333	310,666	35.05
Vested	(167,625)	(335,250)	16.50
Forfeited	(31,875)	(63,750)	20.52
Nonvested at February 2, 2008	363,833	727,666	$27.12

The weighted-average fair value of stock performance awards granted for 2007, 2006 and 2005 was $35.05, $21.55 and $14.91, respectively. In 2007, 167,625 stock performance awards vested, and no stock performance awards vested during 2006 or 2005. As of February 2, 2008, the total remaining unrecognized compensation cost related to nonvested stock performance awards amounted to $5.1 million, based on the anticipated number of shares to be awarded, which will be amortized over the weighted-average remaining requisite service period of 1.4 years.

16.	RELATED PARTY TRANSACTIONS

OgilvyOne LLC
In 2007 and 2006, the Company used OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of Ogilvy North America and OgilvyOne N.A., both of which are affiliates of Ogilvy. The Company incurred charges of $1.0 million and $0.7 million with Ogilvy during 2007 and 2006, respectively, with no charges incurred during 2005.

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in fall 2007 and Via Spiga footwear over the next several years. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in the third quarter of 2007. B&H Footwear distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During 2007, the Company, through its consolidated subsidiary, B&H Footwear, sold $2.7 million of Naturalizer footwear on a wholesale basis to Hongguo. See Note 2 to the consolidated financial statements for additional information related to the joint venture.

Edelman Shoe, Inc.
During 2007, the Company obtained a 42.5% equity interest in Edelman Shoe, Inc. (“Edelman Shoe”), which is a privately held company operated by Sam and Libby Edelman. A consolidated subsidiary of the Company sells footwear to Edelman Shoe on a wholesale basis, which is then sold by Edelman Shoe to better department stores and independent specialty stores across the country.  During 2007, this consolidated subsidiary of the Company sold $0.9 million of footwear on a wholesale basis to Edelman Shoe. See Note 2 to the consolidated financial statements for additional information related to the investment in Edelman Shoe.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The Company recorded no expense during 2007 and recorded $5.6 million and $0.9 million during 2006 and 2005, respectively, related to this remediation. Based on the results of ongoing testing and the study of remediation alternatives by the Company’s environmental consultants, the Company submitted, in 2006, to the Colorado authorities a supplement to its former remediation plan, setting forth a long-term remediation plan and extending the time period the Company expects to perform certain remediation activities. Accordingly, a charge of $5.6 million was recorded in 2006, the majority of which represented the estimated discounted costs to complete the on-site remediation. The liability for the on-site remediation, $5.3 million, was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $21.5 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $20.5 million thereafter related to the on-site remediation. During 2007, the Company recorded no expense related to this remediation, except for the accretion of interest expense.

The cumulative expenditures for both on-site and off-site remediations through February 2, 2008 are $19.5 million. As discussed further below, the Company has recovered a portion of these expenditures from insurers and other third parties and continues to pursue recovery of additional remediation, defense costs and other damages from other insurers. The reserve for the anticipated future remediation activities at February 2, 2008, is $8.6 million, of which $1.0 million is accrued within other accrued expenses and $7.6 million is accrued within other noncurrent liabilities. Of the total $8.6 million reserve, $5.3 million is for on-site remediation and $3.3 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 16 years. The Company has an accrued liability of $2.0 million at February 2, 2008, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.9 million. The Company expects to spend approximately $0.2 million in each of the next five successive years and $1.9 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $10.7 million as of February 2, 2008, to complete the cleanup, maintenance and monitoring at all sites. Of the $10.7 million liability, $1.0 million is included in other accrued expenses and $9.7 million is included in other noncurrent liabilities in the consolidated balance sheet. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company’s subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. The total pretax charge recorded for these matters in 2003 was $3.1 million. The Company recorded an additional $0.6 million in expense in 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which prejudgment interest applied. The plaintiffs filed an appeal of the December 2003 jury verdict, and in August 2007, the Colorado Court of Appeals rejected the plaintiffs’ attempt to obtain a new trial by affirming the trial court judgment. The Court also denied a cross-appeal by the Company seeking a reversal of a portion of the pretrial interest awarded to plaintiffs. The Court also reversed the trial court’s award of costs to the Company and remanded the case to the trial court for a determination of whether plaintiffs are entitled to recover their costs related to the trial. The plaintiffs have filed a petition with the Supreme Court of Colorado seeking review of the Court of Appeal’s decision denying them a new trial. The ultimate outcome and cost of further proceedings in this matter may vary.

In connection with the Redfield environmental remediation and class action litigation discussed above, the Company sued a number of its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. During 2006, the Company reached agreements with certain of those insurers to resolve the coverage claims arising out of the Redfield site and recorded income related to these recoveries of $7.3 million, net of related legal fees, as a reduction of selling and administrative expenses. The Company continues to pursue recovery of additional remediation, defense costs and other damages from other insurers but is unable to estimate the ultimate recovery from those insurers. In addition, the Company has filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $2.7 million. While management has recorded its best estimate of loss, the ultimate outcome and cost to the Company may vary.

At February 2, 2008, the Company was contingently liable for remaining lease commitments of approximately $2.2 million in the aggregate, which relate to former retail chains that were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. The Company does not believe this is reasonably likely to occur.

18.	FINANCIAL INFORMATION FOR THE COMPANY AND ITS SUBSIDIARIES

On April 22, 2005, Brown Shoe Company, Inc. issued Senior Notes to finance a portion of the purchase price of Bennett. The notes are fully and unconditionally and jointly and severally guaranteed by all existing and future subsidiaries of Brown Shoe Company, Inc. which are guarantors under its existing Amended and Restated Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (Parent), the Guarantors and subsidiaries of the Parent that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

The condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that the information, presented in lieu of complete financial statements for each of the Guarantors, provides meaningful information to allow investors to determine the nature of the assets held by, and the operations and cash flows of, each of the consolidated groups.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$–	$24,017	$35,784	$–	$59,801
Receivables	59,186	5,835	51,852	–	116,873
Inventories	80,009	353,951	1,722	–	435,682
Prepaid expenses and other current assets	18,578	5,803	320	–	24,701
Total current assets	157,773	389,606	89,678	–	637,057
Other assets	273,448	29,750	10,981	–	314,179
Investment in nonconsolidated affiliate	–	–	6,641	–	6,641
Property and equipment, net	29,887	108,055	4,022	–	141,964
Investment in subsidiaries	656,032	68,286	7,498	(731,816)	–
Total assets	$1,117,140	$595,697	$118,820	$(731,816)	$1,099,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$15,000	$–	$–	$–	$15,000
Trade accounts payable	33,883	94,702	44,362	–	172,947
Accrued expenses	62,264	58,666	(5,857)	–	115,073
Income taxes	850	523	(478)	–	895
Total current liabilities	111,997	153,891	38,027	–	303,915
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	58,674	26,180	408	–	85,262
Intercompany payable (receivable)	237,892	(240,096)	2,204	–	–
Total other liabilities	446,566	(213,916)	2,612	–	235,262
Minority interests	–	–	2,087	–	2,087
Shareholders’ equity	558,577	655,722	76,094	(731,816)	558,577
Total liabilities and shareholders’ equity	$1,117,140	$595,697	$118,820	$(731,816)	$1,099,841

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$608,825	$1,548,957	$368,405	$(166,278)	$2,359,909
Cost of goods sold	446,461	839,183	297,144	(166,278)	1,416,510
Gross profit	162,364	709,774	71,261	–	943,399
Selling and administrative expenses	187,288	621,611	38,379	–	847,278
Equity in net loss of nonconsolidated affiliate	–	–	439	–	439
Equity in (earnings) of subsidiaries	(84,497)	(38,513)	–	123,010	–
Operating earnings	59,573	126,676	32,443	(123,010)	95,682
Interest expense	(15,303)	(1)	–	–	(15,304)
Interest income	961	941	1,532	–	3,434
Intercompany interest income (expense)	5,252	(7,010)	1,758	–	–
Earnings before income taxes and minority interests	50,483	120,606	35,733	(123,010)	83,812
Income tax benefit (provision)	9,944	(32,110)	(1,317)	–	(23,483)
Minority interests in net (earnings) loss of consolidated subsidiaries	–	(338)	436	–	98
Net earnings (loss)	$60,427	$88,158	$34,852	$(123,010)	$60,427

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$(20,699)	$81,631	$26,971	$(1,536)	$86,367

Investing activities
Purchases of property and equipment	(2,542)	(37,451)	(1,469)	–	(41,462)
Capitalized software	(4,592)	(1,178)	–	–	(5,770)
Investment in nonconsolidated affiliate	–	–	(7,080)	–	(7,080)
Investment in consolidated company	–	–	(3,916)	–	(3,916)
Cash recognized on initial consolidation of joint venture	–	–	2,205	–	2,205
Acquisition cost	–	(2,750)	–	–	(2,750)
Net cash used for investing activities	(7,134)	(41,379)	(10,260)	–	(58,773)

Financing activities
Increase in borrowings under revolving credit agreement	14,000	–	–	–	14,000
Acquisition of treasury stock	(41,090)	–	–	–	(41,090)
Proceeds from stock options exercised	9,209	–	–	–	9,209
Tax benefit related to share-based plans	6,421	–	–	–	6,421
Dividends paid	(12,312)	30,007	(30,007)	–	(12,312)
Intercompany financing	51,605	(63,670)	10,529	1,536	–
Net cash provided by (used in) financing activities	27,833	(33,663)	(19,478)	1,536	(23,772)
Effect of exchange rate changes on cash	–	2,318	–	–	2,318
Increase (decrease) in cash and cash equivalents	–	8,907	(2,767)	–	6,140
Cash and cash equivalents at beginning of period	–	15,110	38,551	–	53,661
Cash and cash equivalents at end of period	$–	$24,017	$35,784	$–	$59,801

CONDENSED CONSOLIDATING BALANCE SHEET AS OF FEBRUARY 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets
Cash and cash equivalents	$–	$15,540	$38,121	$–	$53,661
Receivables	77,219	10,143	44,862	–	132,224
Inventories	77,921	322,097	22,731	(2,229)	420,520
Prepaid expenses and other current assets	6,777	23,020	1,472	686	31,955
Total current assets	161,917	370,800	107,186	(1,543)	638,360
Other assets	287,635	30,614	4,284	–	322,533
Property and equipment, net	30,692	104,164	3,308	–	138,164
Investment in subsidiaries	563,787	49,532	–	(613,319)	–
Total assets	$1,044,031	$555,110	$114,778	$(614,862)	$1,099,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreement	$1,000	$–	$–	$–	$1,000
Trade accounts payable	31,967	105,974	47,826	–	185,767
Accrued expenses	87,126	50,286	8,915	(7)	146,320
Income taxes	(536)	1,745	221	(1)	1,429
Total current liabilities	119,557	158,005	56,962	(8)	334,516
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	63,752	26,694	470	–	90,916
Intercompany payable (receivable)	187,077	(192,762)	7,221	(1,536)	–
Total other liabilities	400,829	(166,068)	7,691	(1,536)	240,916
Minority interests	–	–	(20)	–	(20)
Shareholders’ equity	523,645	563,173	50,145	(613,318)	523,645
Total liabilities and shareholders’ equity	$1,044,031	$555,110	$114,778	$(614,862)	$1,099,057

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$687,902	$1,523,907	$447,630	$(188,509)	$2,470,930
Cost of goods sold	507,431	816,224	364,891	(188,509)	1,500,037
Gross profit	180,471	707,683	82,739	–	970,893
Selling and administrative expenses	200,744	615,950	46,086	–	862,780
Equity in (earnings) of subsidiaries	(86,663)	(34,167)	–	120,830	–
Operating earnings	66,390	125,900	36,653	(120,830)	108,113
Interest expense	(17,260)	(9)	(41)	–	(17,310)
Interest income	918	567	1,125	–	2,610
Intercompany interest income (expense)	5,047	(6,731)	1,684	–	–
Earnings before income taxes and minority interests	55,095	119,727	39,421	(120,830)	93,413
Income tax benefit (provision)	10,613	(33,785)	(4,547)	–	(27,719)
Minority interests in net loss of consolidated subsidiaries	–	–	14	–	14
Net earnings (loss)	$65,708	$85,942	$34,888	$(120,830)	$65,708

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$40,231	$83,209	$28,618	$209	$152,267
Investing activities
Acquisition cost	(22,700)	–	–	–	(22,700)
Purchases of property and equipment	(18,212)	(41,861)	(450)	–	(60,523)
Capitalized software	(5,935)	(3,959)	(186)	–	(10,080)
Net cash used for investing activities	(46,847)	(45,820)	(636)	–	(93,303)

Financing activities
Decrease in borrowings under revolving credit agreement	(49,000)	–	–	–	(49,000)
Proceeds from stock options exercised	10,560	–	–	–	10,560
Tax benefit related to share-based plans	7,947	–	–	–	7,947
Dividends paid	(9,147)	–	–	–	(9,147)
Intercompany financing	32,919	(36,543)	3,833	(209)	–
Net cash (used in) provided by financing activities	(6,721)	(36,543)	3,833	(209)	(39,640)
Effect of exchange rate changes on cash	–	128	(79)	–	49
(Decrease) increase in cash and cash equivalents	(13,337)	974	31,736	–	19,373
Cash and cash equivalents at beginning of period	13,337	14,566	6,385	–	34,288
Cash and cash equivalents at end of period	$–	$15,540	$38,121	$–	$53,661

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$563,537	$1,542,541	$357,042	$(171,063)	$2,292,057
Cost of goods sold	411,228	863,391	290,197	(171,063)	1,393,753
Gross profit	152,309	679,150	66,845	–	898,304
Selling and administrative expenses	145,631	629,048	34,862	–	809,541
Equity in (earnings) of subsidiaries	(55,902)	(28,646)	–	84,548	–
Operating earnings	62,580	78,748	31,983	(84,548)	88,763
Interest expense	(18,792)	(3)	(37)	–	(18,832)
Interest income	54	164	1,130	–	1,348
Intercompany interest income (expense)	5,378	(6,652)	1,274	–	–
Earnings before income taxes	49,220	72,257	34,350	(84,548)	71,279
Income tax (provision) benefit	(8,220)	(17,591)	(4,336)	–	(30,147)
Minority interests in net loss (earnings) of consolidated subsidiaries	–	–	(132)	–	(132)
Net earnings (loss)	$41,000	$54,666	$29,882	$(84,548)	$41,000

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$37,421	$90,838	$25,821	$(3,028)	$151,052

Investing activities
Acquisition cost	(206,026)	–	–	–	(206,026)
Purchases of property and equipment	(2,037)	(34,156)	(607)	–	(36,800)
Capitalized software	(2,994)	(2,110)	(22)	–	(5,126)
Other	1,141	–	–	–	1,141
Net cash used by investing activities	(209,916)	(36,266)	(629)	–	(246,811)

Financing activities
Decrease in borrowings under revolving credit agreement	(92,000)	–	–	–	(92,000)
Proceeds from issuance of Senior Notes	150,000	–	–	–	150,000
Debt issuance costs	(4,733)	–	–	–	(4,733)
Proceeds from stock options exercised	2,585	–	–	–	2,585
Tax benefit related to share-based plans	1,189	–	–	–	1,189
Dividends (paid) received	(7,353)	102,000	(102,000)	–	(7,353)
Intercompany financing	139,803	(152,874)	10,043	3,028	–
Net cash provided (used) by financing activities	189,491	(50,874)	(91,957)	3,028	49,688
Effect of exchange rate changes on cash	–	962	(51)	–	911
Increase (decrease) in cash and cash equivalents	16,996	4,660	(66,816)	–	(45,160)
Cash and cash equivalents at beginning of period	(3,659)	9,906	73,201	–	79,448
Cash and cash equivalents at end of period	$13,337	$14,566	$6,385	$–	$34,288

19.	QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly financial results (unaudited) for the years 2007 and 2006 are as follows:

	Quarters
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
2007
Net sales	$566,348	$576,571	$645,546	$571,444
Gross profit	229,803	230,994	259,841	222,761
Net earnings	9,636	9,830	27,009	13,952
Per share of common stock:
Earnings - basic	0.22	0.23	0.62	0.33
Earnings - diluted	0.22	0.22	0.61	0.33
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	37.68	33.00	23.19	18.29
Low	26.46	19.92	18.09	11.91

	Quarters
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (14 weeks)
2006
Net sales	$575,538	$579,319	$676,812	$639,261
Gross profit	222,997	224,020	269,984	253,892
Net earnings	10,031	15,191	26,907	13,579
Per share of common stock:
Earnings - basic	0.24	0.36	0.64	0.32
Earnings - diluted	0.23	0.35	0.62	0.31
Dividends paid	0.053	0.053	0.053	0.053
Market value:
High	26.67	27.00	26.60	36.56
Low	19.35	20.09	20.73	25.10

The fourth quarter of 2007 includes charges of $3.7 million ($2.6 million on an after-tax basis) related to our Earnings Enhancement Plan.

The fourth quarter of 2006 includes charges of $4.3 million ($2.7 million on an after-tax basis) related to our Earnings Enhancement Plan, costs associated with exiting the Bass license of $1.5 million ($0.9 million on an after-tax basis) and a charge of $5.6 million ($3.4 million on an after-tax basis) related to environmental remediation for the Redfield site.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

($ thousands)	Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions Describe	Balance at End of Period

YEAR ENDED FEBRUARY 2, 2008

Deducted from assets or accounts:
Doubtful accounts and allowances	$15,125	$52,782	–	$54,063 (B)	$13,844
Inventory valuation allowances	13,054	43,653	–	43,666 (C)	13,041

YEAR ENDED FEBRUARY 3, 2007

Deducted from assets or accounts:
Doubtful accounts and allowances	$16,760	$53,404	–	$55,039 (B)	$15,125
Inventory valuation allowances	17,168	51,794	–	55,908 (C)	13,054

YEAR ENDED JANUARY 28, 2006

Deducted from assets or accounts:
Doubtful accounts, discounts and allowances	$ 8,231	$50,714	$4,525 (A)	$46,710 (B)	$16,760
Inventory valuation allowances	16,542	40,194	779 (A)	40,347 (C)	17,168
(A)	Represents allowances and reserves established during the purchase price allocation from our acquisition of Bennett Footwear Holdings, LLC and subsidiaries on April 22, 2005.
(B)	Accounts written off, net of recoveries, discounts and allowances taken.
(C)	Adjustment upon disposal of related inventories.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
It is the Chief Executive Officer's and Chief Financial Officer's ultimate responsibility to ensure we maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include mandatory communication of material events; automated accounting processing and reporting; management review of monthly, quarterly and annual results; an established system of internal controls; and internal control reviews by our internal auditors.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of February 2, 2008, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Management’s assessment of the effectiveness of internal control over financial reporting as of February 2, 2008 can be found in Item 8 of this report. The effectiveness of internal control over financial reporting as of February 2, 2008, was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can also be found in Item 8 of this report.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended February 2, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption “Election of Directors (Proxy Item No. 1)” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” which can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16 Beneficial Ownership Reporting Compliance is set forth under the caption “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the captions “Board Meetings and Committees” and “Audit Committee,” respectively, in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics is set forth under the caption “Corporate Governance” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
Information regarding Executive Compensation is set forth under the section titled “Executive Compensation” and under the caption “Compensation of Non-Employee Directors” in the Corporate Governance section of the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption “Report of the Compensation Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption “Stock Ownership by Directors, Executive Officers and 5% Shareholders” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of February 2, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,058,301	(1)	$ 16.22	1,455,612	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	3,058,301		$ 16.22	1,455,612
(1)
Column (a) includes the following:
(i) 2,083,388 outstanding stock options (includes vested and nonvested options)

(ii) 727,666 rights to receive common shares subject to nonvested performance share awards at the maximum award level. The target amount of shares to be awarded under these performance share awards is 363,833, and depending on the achievement of certain objectives at the end of fiscal 2008 and 2009, these awards may be payable anywhere from zero to a maximum 727,666 shares. Although these awards are reflected at the maximum 200% award level in the table above (727,666 shares), our current expectation is that approximately 235,542 shares will be issued upon satisfaction of these awards.

(iii) 247,247 rights to receive common shares subject to performance share awards that have vested at the end of 2007 but had not been approved for issuance by the Compensation Committee as of the end of fiscal 2007. The target amount of shares for these awards was 167,625, and the awards were paid out at 147.5% of target in March of 2008.

Performance share rights described in (ii) and (iii) above were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes restricted stock units granted to independent directors and independent directors’ deferred compensation units, which are payable only in cash.

(2)
Represents our remaining awards available for grant based upon the plan provisions, which reflects our reservation of shares for outstanding awards, as adjusted for the actual amount of performance shares issued in March of 2008, as described in (1) (iii) above. Per the incentive and stock compensation plan, the number of securities available for grant shall be reduced for stock option grants on a 1 for 1 basis and full value share awards (including restricted stock and performance share awards payable in stock) on a 2.1 for 1 basis. We reserve shares for performance share awards based on the maximum payout level. As a result of the plan restrictions and the Company’s reservation of shares, if the Company chose to award exclusively full value shares for its remaining shares, on a 2.1 for 1 basis, a maximum of 693,148 shares could be granted.

Information regarding share-based plans is set forth in Note 15 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding Certain Relationships and Related Transactions is set forth under the caption “Related Party Transactions” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption “Independent Directors” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding our Principal Accountant Fees and Services is set forth under the caption “Fees Paid to Independent Registered Public Accountants” in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, which information is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) and (2) The list of financial statements and Financial Statement Schedules required by this item is included in the Index on page 2 under “Financial Statements and Supplementary Data”. All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

(3) Exhibits

Certain instruments defining the rights of holders of long-term debt securities of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K, and the Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Exhibit No.		Description
2.1
Securities Purchase Agreement by and among Brown Shoe Company, Inc. and Heritage Fund III, L.P., Heritage Fund IIIA, L.P., Heritage Investors III, L.P., BICO Business Trust, Pentland U.S.A., Inc., Donna Siciliano, Michael Smith, Bruce Ginsberg, Hal Parton, Gregg Ribatt, Bennett Footwear Holdings, LLC, Bennett Footwear Group LLC, Bennett Footwear Acquisition LLC, Bennett Footwear Retail LLC and Bennett Investment Corporation dated as of March 14, 2005, incorporated herein by reference to Exhibit 2(a) to the Company’s Form 10-K for the year ended January 29, 2005 and filed April 1, 2005. The Company has omitted certain schedules pursuant to Item 601(b)(2) of Regulation S-K, and the Company hereby undertakes to furnish to the SEC, upon request, copies of such schedules.

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

3.1
Restated Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2007 and filed June 5, 2007.

	3.2	Bylaws of the Company as amended through March 6, 2008, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated March 11, 2008 and filed March 11, 2008.
4.1a
Indenture for the 8.75% Senior Notes due 2012 dated April 22, 2005 among Brown Shoe Company, Inc., the subsidiary guarantors set forth therein, and SunTrust Bank, as trustee, including the form of Global Note attached thereto, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated April 26, 2005.

†	4.1b	Supplemental Indenture for 8.75% Senior Notes, dated October 24, 2007, filed herewith.
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

10.1d
Third Amendment to Amended and Restated Credit Agreement dated as of July 23, 2007, among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries and the financial institutions party thereto, as lenders, with respect to the Amended and Restated Credit Agreement dated as of July 21, 2004, as amended, incorporated herein by reference to Exhibit 10.1d to the Company’s Form 8-K dated July 24, 2007 and filed July 24, 2007.

	10.2*	Stock Option and Restricted Stock Plan of 1994, as amended, incorporated herein by reference to Exhibit 3 to the Company's definitive proxy statement dated April 17, 1996 and filed April 17, 1996.
	10.3*	Stock Option and Restricted Stock Plan of 1998, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 24, 1998 and filed April 24, 1998.
	10.4a*	Incentive and Stock Compensation Plan of 1999, incorporated herein by reference to Exhibit 2 to the Company's definitive proxy statement dated April 26, 1999 and filed April 26, 1999.
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

Exhibit No.		Description
	10.5a*	Restated Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit C to the Company's definitive proxy statement dated April 16, 2006 and filed April 17, 2006.
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

	10.5f*	Form of Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 11, 2008 and filed March 11, 2008.
10.5g*
Form of Restricted Stock Agreement used for grants made in 2002 through 2005, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for quarter ended July 31, 2004 and filed September 8, 2004.

	10.5h*	Form of Restricted Stock Agreement used for grants in 2006 and 2007, filed as Exhibit 10.6 to the Company’s Form 8-K dated March 8, 2006 and filed March 8, 2006.
†	10.5i*	Form of Restricted Stock Agreement used for grants commencing in 2008, filed herewith.
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

†	10.8*	Brown Shoe Company, Inc. Executive Retirement Plan (SERP), filed herewith.
	10.9*	Brown Shoe Company, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 11, 2007.
	10.10*	Severance Agreement, effective April 1, 2006, between the Company and Ronald A. Fromm, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 6, 2006.
	10.11*	Severance Agreement, effective April 1, 2006, between the Company and Joseph W. Wood, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated April 6, 2006.
†	10.12*	Severance Agreement, effective April 1, 2006, between the Company and Richard M. Ausick, filed herewith.
	10.14*	Severance Agreement, effective April 1, 2006, between the Company and Diane M. Sullivan, incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K dated April 6, 2006.
	10.15*	Severance Agreement, effective October 30, 2006, between the Company and Mark E. Hood, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated October 30, 2006.
10.16*
Summary of compensatory arrangements for the named executive officers of the registrant, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 11, 2008 and filed March 11, 2008.

†	10.17*	Summary of non-employee director compensation, filed herewith.
†	21	Subsidiaries of the registrant.
†	23	Consent of Registered Public Accounting Firm.
†	24	Power of attorney (contained on signature page).
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits:

See Item 15(a)(3) above. On request, copies of any exhibit will be furnished to shareholders upon payment of the Company’s reasonable expenses incurred in furnishing such exhibits.

(c)	Financial Statement Schedules:

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
Mark E. Hood
Senior Vice President and Chief Financial Officer
Date: March 28, 2008

Know all men by these presents, that each person whose signature appears below constitutes and appoints Ronald A. Fromm, Mark E. Hood, and Michael I. Oberlander his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ Ronald A. Fromm	Chairman of the Board of Directors and Chief Executive Officer on behalf of the Company and as Principal Executive Officer
Ronald A. Fromm

/s/ Mark E. Hood	Senior Vice President and Chief Financial Officer on behalf of the Company and as Principal Financial Officer
Mark E. Hood

/s/ Richard C. Schumacher	Senior Vice President and Chief Accounting Officer on behalf of the Company and as Principal Accounting Officer
Richard C. Schumacher

/s/ Diane M. Sullivan	Director, President and Chief Operating Officer
Diane M. Sullivan

/s/ Joseph L. Bower	Director
Joseph L. Bower

/s/ Julie C. Esrey	Director
Julie C. Esrey

/s/ Carla C. Hendra	Director
Carla C. Hendra

/s/ Ward M. Klein	Director
Ward M. Klein

/s/ Steven W. Korn	Director
Steven W. Korn

/s/ Patricia G. McGinnis	Director
Patricia G. McGinnis

/s/ W. Patrick McGinnis	Director
W. Patrick McGinnis

/s/ Michael F. Neidorff	Director
Michael F. Neidorff

/s/ Hal J. Upbin	Director
Hal J. Upbin

Signatures	Title

/s/ Mario L. Baeza	Director
Mario L. Baeza

/s/ Harold B. Wright	Director
Harold B. Wright