Form 10-Q
period 2008-05-03
BROWN SHOE CO INC
filed 2008-06-10
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 3, 2008

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑            Accelerated filer ☐              Non-accelerated filer ☐            Smaller reporting company ☐
                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

As of May 31, 2008, 42,324,573 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	May 3, 2008	May 5, 2007	February 2, 2008
Assets
Current Assets
Cash and cash equivalents	$63,197	$60,693	$59,801
Receivables	74,227	84,390	116,873
Inventories	403,606	397,697	435,682
Prepaid expenses and other current assets	44,861	34,464	24,701
Total current assets	585,891	577,244	637,057

Other assets	96,762	105,935	96,797
Investment in nonconsolidated affiliate	6,526	–	6,641
Goodwill and intangible assets, net	215,495	215,124	217,382

Property and equipment	395,313	378,796	388,344
Allowance for depreciation	(250,135)	(241,148)	(246,380)
Net property and equipment	145,178	137,648	141,964
Total assets	$1,049,852	$1,035,951	$1,099,841

Liabilities and Shareholders' Equity
Current Liabilities
Borrowings under revolving credit agreement	$–	$9,500	$15,000
Trade accounts payable	134,592	130,697	172,947
Accrued expenses	117,517	109,569	115,073
Income taxes	289	2,613	895
Total current liabilities	252,398	252,379	303,915

Other Liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	41,337	36,476	41,415
Other liabilities	43,667	53,522	43,847
Total other liabilities	235,004	239,998	235,262

Minority Interests	1,714	(102)	2,087

Shareholders' Equity
Common stock	423	440	418
Additional paid-in capital	144,280	173,961	145,690
Accumulated other comprehensive income	14,928	13,955	15,598
Retained earnings	401,105	355,320	396,871
Total shareholders’ equity	560,736	543,676	558,577
Total liabilities and shareholders’ equity	$1,049,852	$1,035,951	$1,099,841
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 3, 2008	May 5, 2007
Net sales	$554,491	$566,348
Cost of goods sold	338,029	336,545
Gross profit	216,462	229,803
Selling and administrative expenses	202,981	212,334
Equity in net loss of nonconsolidated affiliate	114	–
Operating earnings	13,367	17,469
Interest expense	(4,103)	(4,070)
Interest income	538	712
Earnings before income taxes and minority interests	9,802	14,111
Income tax provision	(2,980)	(4,557)
Minority interests in net loss of consolidated subsidiaries	373	82
Net earnings	$7,195	$9,636

Basic earnings per common share	$0.17	$0.22

Diluted earnings per common share	$0.17	$0.22

Dividends per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 3, 2008	May 5, 2007
Operating Activities
Net earnings	$7,195	$9,636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,206	8,297
Amortization of capitalized software	2,059	1,919
Amortization of intangibles	1,711	1,711
Amortization of debt issuance costs	370	370
Share-based compensation (income) expense	(57)	2,624
Loss on disposal of facilities and equipment	163	265
Impairment charges for facilities and equipment	410	413
Deferred rent	(78)	(1,549)
Deferred income taxes	(147)	(913)
Provision for doubtful accounts	25	51
Minority interests	(373)	(82)
Foreign currency transaction losses (gains)	39	(114)
Undistributed loss of nonconsolidated affiliate	114	–
Changes in operating assets and liabilities:
Receivables	42,610	47,980
Inventories	31,690	23,804
Prepaid expenses and other current assets	(20,230)	(1,563)
Trade accounts payable	(38,310)	(55,200)
Accrued expenses	3,039	(36,986)
Income taxes	(614)	1,184
Other, net	(2,531)	(2,079)
Net cash provided by (used for) operating activities	36,291	(232)

Investing Activities
Purchases of property and equipment	(13,213)	(7,913)
Capitalized software	(1,391)	(1,706)
Net cash used for investing activities	(14,604)	(9,619)

Financing Activities
(Decrease) increase in borrowings under revolving credit agreement	(15,000)	8,500
Proceeds from stock options exercised	178	6,831
Tax benefit related to share-based plans	87	3,422
Dividends paid	(2,963)	(3,152)
Net cash (used for) provided by financing activities	(17,698)	15,601
Effect of exchange rate changes on cash	(593)	1,282
Increase in cash and cash equivalents	3,396	7,032
Cash and cash equivalents at beginning of period	59,801	53,661
Cash and cash equivalents at end of period	$63,197	$60,693
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments which management believes are necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows of Brown Shoe Company, Inc. (the “Company”). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

The Company's business is subject to seasonal influences, particularly the back-to-school selling season at Famous Footwear, which primarily falls in the Company’s third quarter. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 2, 2008.

Note 2	Impact of New and Prospective Accounting Pronouncements

New Accounting Pronouncements
FASB Statement No. 157, Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of SFAS No. 157 for financial assets and liabilities, effective February 3, 2008, did not have a material impact on the Company’s consolidated financial statements.  The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities, to be adopted in fiscal year 2009, on its consolidated financial statements. See Note 11 to the condensed consolidated financial statements for additional information related to our fair value measurements.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). This statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to apply the fair value option to any of its financial instruments.

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires a company to recognize on its balance sheet an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s under funded status. As required by SFAS No. 158, the Company adopted the balance sheet recognition provisions at the end of fiscal year 2006 as described in the Company’s 2006 Form 10-K. SFAS No. 158 also requires that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year for determination of funded status for fiscal years ending after December 15, 2008. The Company’s plans currently have measurement dates that do not coincide with its fiscal year end and thus the Company will be required to change its measurement dates in 2008. As permitted by SFAS No. 158, the Company will use the measurements performed in fiscal year 2007 to estimate the effects of its changes to fiscal year end measurement dates. The impact of the transition to fiscal year end measurement dates is expected to result in approximately $0.1 million of net periodic benefit cost being recognized as an adjustment to retained earnings in the fourth quarter of 2008. Additionally, other changes in the fair value of plan assets and benefit obligations during the transition period will be recorded as a component of other comprehensive income during the fourth quarter of 2008.

Prospective Accounting Pronouncements
FASB Statement No. 141(R), Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. Accordingly, the Company will record and disclose business combinations under SFAS No. 141(R) beginning in fiscal year 2009.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 in fiscal year 2009. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company plans to adopt SFAS No. 161 in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

Note 3	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended May 3, 2008 and May 5, 2007:

	Thirteen Weeks Ended
(in thousands, except per share amounts)	May 3, 2008	May 5, 2007

NUMERATOR
Net earnings	$7,195	$9,636

DENOMINATOR
Denominator for basic earnings per common share	41,463	43,186
Dilutive effect of unvested restricted stock and stock options	212	1,434
Denominator for diluted earnings per common share	$41,675	$44,620

Basic earnings per common share	$0.17	$0.22

Diluted earnings per common share	$0.17	$0.22

Options to purchase 941,002 and 179,243 shares of common stock for the thirteen-week periods ended May 3, 2008 and May 5, 2007, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 4	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended May 3, 2008 and May 5, 2007:

	Thirteen Weeks Ended
($ thousands)	May 3, 2008	May 5, 2007
Net earnings	$7,195	$9,636

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(978)	3,141
Unrealized gains (losses) on derivative instruments	374	(613)
Net gain from derivatives reclassified into earnings	(66)	(454)
	(670)	2,074
Comprehensive income	$6,525	$11,710

Note 5	Restructuring Charges

Famous Footwear Relocation
During the first quarter of 2008, the Company announced plans to relocate its Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. The total costs to implement the transition are estimated to be approximately $25 to $30 million ($15 to $18 million on an after-tax basis, or $0.37 to $0.44 per diluted share). These costs include employee-related costs for relocation, severance, recruiting and retention, as well as asset write-offs and lease exit costs. The Company expects that these costs will be primarily incurred during 2008, with a majority recognized during the second and third quarters. These estimates are preliminary and differences may arise between these estimates and actual costs. The Company incurred charges of $1.8 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) during the first quarter of 2008.

The following is a summary of the costs incurred and payments made by category of costs:

($ millions)	Employee Severance	Employee Relocation	Asset Write-Offs	Other	Total
Original charges and reserve balance	$1.1	$0.3	$0.2	$0.2	$1.8
Amounts settled in first quarter 2008	–	(0.3)	(0.2)	(0.1)	(0.6)
Reserve balance at May 3, 2008	$1.1	$–	$–	$0.1	$1.2

All of the costs recorded during the first quarter of 2008 were reflected within the Other segment as a component of selling and administrative expenses. A tax benefit of $0.7 million was associated with the costs recorded during the first quarter of 2008. The write-off of assets are noncash items.

In connection with the relocation, the Company intends to work with public and private partners over the next few years on the redevelopment of its 12-acre property in St. Louis, Missouri into a mixed-use project with office, retail and residential facilities, including a new, more efficient headquarters for the Brown Shoe of the future. Working with its development partners, the Company anticipates that it will sell existing real estate at its St. Louis, Missouri site and execute an operating lease for new office space on a portion of the existing St. Louis complex.

Earnings Enhancement Plan
During 2006, the Company initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. The Company incurred no charges during the first quarter of 2008, but incurred charges of $19.0 million ($12.4 million on an after-tax basis) and $6.3 million ($3.9 million on an after-tax basis) in 2007 and 2006, respectively.

The following is a summary of the activity in the reserve by category of costs:

($ millions)	Employee Severance	Facility & Lease Exits	Inventory Markdowns	Asset Write-Offs	Consulting Services	Other	Total
Original charges and reserve balance	$3.5	$(0.1)	$0.3	$1.2	$1.3	$0.1	$6.3
Amounts settled in 2006	(1.1)	(0.2)	(0.3)	(1.2)	(1.1)	(0.1)	(4.0)
Reserve balance at February 3, 2007	$2.4	$(0.3)	$–	$–	$0.2	$–	$2.3
Additional charges in 2007	8.2	2.6	–	0.3	6.3	1.6	19.0
Amounts settled in 2007	(8.7)	(1.9)	–	(0.3)	(5.8)	(0.9)	(17.6)
Reserve balance at February 2, 2008	$1.9	$0.4	$–	$–	$0.7	$0.7	$3.7
Amounts settled in first quarter 2008	(0.5)	(0.1)	–	–	(0.7)	(0.5)	(1.8)
Reserve balance at May 3, 2008	$1.4	$0.3	$–	$–	$–	$0.2	$1.9

The following is a summary of the charges by segment:

($ millions)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Charges in 2006	$–	$3.6	$1.1	$1.6	$6.3
Charges in 2007	–	4.2	3.8	11.0	19.0
Cumulative charges to date	$–	$7.8	$4.9	$12.6	$25.3

During the first quarter of 2007, the Company incurred charges of $5.1 million ($3.3 million on an after-tax basis) related to the plan: $3.1 million for employee severance, $1.7 million for facility and lease exits, $0.2 million for other items and $0.1 for consulting services. Of the $5.1 million in costs recorded, $2.7 million was recorded in the Other segment, $2.1 million was recorded in the Wholesale Operations segment and $0.3 million was recorded in the Specialty Retail segment. The entire $5.1 million charge was reflected as a component of selling and administrative expenses. A tax benefit of $1.8 million was associated with this charge.

Of the cumulative costs recorded to date of $25.3 million, $25.0 million was reflected as a component of selling and administrative expenses and $0.3 million were reflected as a component of cost of goods sold. A tax benefit of $9.0 million was associated with the cumulative costs recorded to date.

Inventory markdowns and the write-off of assets are noncash items.

After-tax implementation costs for the Earnings Enhancement Plan for the remainder of 2008 are currently estimated to be approximately $2 to $3 million. These estimates are preliminary and differences may arise between these estimates and actual costs to the Company.

Note 6	Business Segment Information

Applicable business segment information is as follows for the periods ended May 3, 2008 and May 5, 2007:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended May 3, 2008

External sales	$318,849	$177,663	$57,979	$–	$554,491
Intersegment sales	649	42,277	–	–	42,926
Operating earnings (loss)	7,600	8,688	(4,661)	1,740	13,367
Operating segment assets	418,302	375,620	97,138	158,792	1,049,852

Thirteen Weeks Ended May 5, 2007

External sales	$325,330	$180,745	$60,273	$–	$566,348
Intersegment sales	594	41,159	–	–	41,753
Operating earnings (loss)	20,953	13,043	(2,961)	(13,566)	17,469
Operating segment assets	393,976	394,699	88,145	159,131	1,035,951

The Other segment includes unallocated corporate administrative and other costs and recoveries.

During the thirteen weeks ended May 3, 2008, operating earnings of the Other segment included environmental insurance recoveries, net of associated fees and costs, of $10.2 million and charges related to the Famous Footwear relocation of $1.8 million.

During the thirteen weeks ended May 5, 2007, operating earnings included expenses of $2.7 million, $2.1 million and $0.3 million for the Other segment, the Wholesale Operations segment and the Specialty Retail segment, respectively, related to the Company’s Earnings Enhancement Plan.

Following is a reconciliation of operating earnings to earnings before income taxes and minority interests:

	Thirteen Weeks Ended
($ thousands)	May 3, 2008	May 5, 2007
Operating earnings	$13,367	$17,469
Interest expense	(4,103)	(4,070)
Interest income	538	712
Earnings before income taxes and minority interests	$9,802	$14,111

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	May 3, 2008	May 5, 2007	February 2, 2008
Famous Footwear	$6,279	$3,529	$6,279
Wholesale Operations	194,830	201,674	196,541
Specialty Retail	14,386	9,921	14,562
	$215,495	$215,124	$217,382

The change in goodwill and intangible assets between periods for the Famous Footwear segment is due to the Company’s acquisition of a trademark during the second quarter of 2007 for $2.8 million, which facilitates the use of the Famous Footwear name on its stores located in the metropolitan St. Louis area. These stores (approximately 25) were formerly named Supermarket of Shoes.

The change in goodwill and intangible assets between periods for the Wholesale Operations segment is primarily due to the amortization of our licensed and owned trademarks. The change for the Specialty Retail segment reflects an additional investment in Shoes.com of $3.9 million as well as changes in the Canadian dollar exchange rate and amortization.

Note 8	Share-Based Compensation

During the first quarter of 2008, the Company granted 50,500 stock options to certain employees with a weighted-average exercise price and grant date fair value of $15.22 and $5.72, respectively.  These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years.  Compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company granted 286,500 performance share awards during the first quarter of 2008. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The performance share awards may pay out at a maximum of 200% of the target number of shares.  Compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company also granted 330,500 restricted shares with a weighted-average grant date fair value of $15.20 during the first quarter of 2008. The restricted shares vest in four years and compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation (income) expense of ($0.1) million and $2.6 million during the first quarter of 2008 and 2007, respectively. Income was recognized during the first quarter of 2008 as a result of reductions in expected payout percentages in connection with our stock performance plans granted in 2006 and 2007.

The Company issued 470,462 shares of common stock during the first quarter of 2008 for stock options exercised, restricted stock grants and 2005 stock performance award payouts.

Note 9	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit cost (income) for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Service cost	$2,135	$1,961	$–	$–
Interest cost	2,793	2,707	50	53
Expected return on assets	(4,707)	(4,368)	–	–
Settlement cost	70	1,200	–	–
Special termination benefits	3	–	–	–
Amortization of:
Actuarial loss (gain)	64	70	–	(3)
Prior service cost	75	75	–	–
Net transition asset	(38)	(43)	–	–
Total net periodic benefit cost	$395	$1,602	$50	$50

Note 10	Long-Term and Short-Term Financing Arrangements

Credit Agreement
The Company has a secured $350.0 million Amended and Restated Credit Agreement (the “Agreement”), which became effective July 21, 2004 and expires on July 21, 2009. The Agreement provides for a maximum line of credit of $350.0 million, subject to calculated borrowing base restrictions. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Company’s obligations are secured by certain of its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. The variable interest rate on borrowings is based on the LIBOR rate or the base rate, as defined. Furthermore, there is a fee payable on the unused amount of the facility. Certain covenants would be triggered if availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if availability falls below $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of May 3, 2008.

At May 3, 2008, the Company had no borrowings outstanding and $10.1 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $312.8 million as of May 3, 2008.

Senior Notes
In April 2005, the Company issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions, with which the Company was in compliance as of May 3, 2008.

Note 11	Fair Value Measurements

As discussed in Note 2, the FASB issued SFAS No. 157, Fair Value Measurement, in September 2006, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157, as amended, for financial assets and financial liabilities at the beginning of fiscal year 2008. Although the adoption of SFAS No. 157 did not impact the Company’s financial condition, results of operations or cash flows, additional disclosures related to fair value measurements are required. Pursuant to the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, the Company will defer application of the provisions of SFAS No. 157 that relate to non-financial assets and liabilities until February 1, 2009.

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, the hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In determining fair value in accordance with SFAS No. 157, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Measurement of Fair Value

The Company measures fair value as an exit price, the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date, using the procedures described below for all financial assets and liabilities measured at fair value.

Cash Equivalents
The Company has cash equivalents consisting of short-term money market funds backed by U.S. Treasury securities. The primary objective of our short-term investment activities is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These derivatives, designated as cash flow hedges, are used to hedge the procurement of footwear from foreign countries and the variability of cash flows paid for certain operating expenses. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements are, however, major international financial institutions with an investment grade or better credit rating, and the risk of loss due to nonperformance is believed to be minimal. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2).

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 3, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents – money market funds	$13,000	$13,000	$–	$–
Derivative financial instruments, net	465	–	465	–

Note 12	Related Party Transactions

OgilvyOne LLC
Prior to fiscal year 2008, the Company used OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of Ogilvy North America and OgilvyOne N.A., both of which are affiliates of Ogilvy. The Company incurred no charges and $0.3 million in charges with Ogilvy during the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in fall 2007 and Via Spiga footwear over the next several years. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks ended May 3, 2008, the Company, through its consolidated subsidiary, B&H Footwear, sold $0.9 million of Naturalizer footwear on a wholesale basis to Hongguo, with no corresponding sales during the first quarter of 2007.

Edelman Shoe, Inc.
During 2007, the Company obtained a 42.5% equity interest in Edelman Shoe, Inc. (“Edelman Shoe”), which is a privately held company operated by Sam and Libby Edelman. A consolidated subsidiary of the Company sells footwear to Edelman Shoe on a wholesale basis, which is then sold by Edelman Shoe to department stores and independent specialty stores across the country.  During the thirteen weeks ended May 3, 2008, this consolidated subsidiary of the Company sold $0.5 million of footwear on a wholesale basis to Edelman Shoe, with no corresponding sales during the first quarter of 2007.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. Based on the results of ongoing testing and the study of remediation alternatives by the Company’s environmental consultants, the Company submitted, in 2006, to the Colorado authorities a supplement to its former remediation plan, setting forth a long-term remediation plan and extending the time period the Company expects to perform certain remediation activities. Accordingly, a charge of $5.6 million was recorded in 2006, the majority of which represented the estimated discounted costs to complete the on-site remediation. The liability for the on-site remediation, $5.3 million, was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $21.4 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $20.4 million thereafter related to the on-site remediation. During the thirteen weeks ended May 3, 2008, the Company recorded no expense related to this remediation, other than the accretion of interest expense.

The cumulative expenditures for both on-site and off-site remediations through May 3, 2008 are $19.9 million. As discussed further below, the Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at May 3, 2008, is $8.3 million, of which $1.0 million is accrued within accrued expenses and $7.3 million is accrued within other liabilities. Of the total $8.3 million reserve, $5.3 million is for on-site remediation and $3.0 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 16 years. The Company has an accrued liability of $2.0 million at May 3, 2008, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.8 million. The Company expects to spend approximately $0.2 million in each of the next five successive years and $1.8 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $10.4 million as of May 3, 2008, to complete the cleanup, maintenance and monitoring at all sites. Of the $10.4 million liability, $1.0 million is included in accrued expenses and $9.4 million is included in other noncurrent liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation
In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above. Plaintiffs alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in the areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding the Company’s subsidiary negligent and awarded the class plaintiffs $1.0 million in damages. The Company recorded this award along with estimated pretrial interest on the award and estimated costs related to sanctions imposed by the court related to a pretrial discovery dispute between the parties. The total pretax charge recorded for these matters in 2003 was $3.1 million. The Company recorded an additional $0.6 million in expense in 2004, related to pretrial interest, to reflect the trial court’s ruling extending the time period for which prejudgment interest applied. The plaintiffs filed an appeal of the December 2003 jury verdict, and in August 2007, the Colorado Court of Appeals rejected the plaintiffs’ attempt to obtain a new trial by affirming the trial court judgment. The Court also denied a cross-appeal by the Company seeking a reversal of a portion of the pretrial interest awarded to plaintiffs, and the Company paid an additional $0.8 million in April 2008 for the remainder of the pretrial interest owing on the judgment. The Court also reversed the trial court’s award of costs to the Company and remanded the case to the trial court for a determination of whether plaintiffs are entitled to recover their costs related to the trial. The plaintiffs subsequently filed a petition with the Supreme Court of Colorado seeking review of the Court of Appeal’s decision denying them a new trial, which the Supreme Court denied on May 19, 2008, effectively ending plaintiffs’ attempts to obtain a retrial. The cost of further proceedings in this matter may vary.

In connection with the Redfield environmental remediation and class action litigation discussed above, the Company sued a number of its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. During 2006, the Company reached agreements with certain of those insurers to resolve the coverage claims arising out of the Redfield site and recorded income related to these recoveries of $7.3 million, net of related legal fees, as a reduction of selling and administrative expenses. Prior to a trial of that action, during the first quarter of 2008, the Company reached settlements with all insurers remaining in the case for total insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of selling and administrative expenses. As a result of these settlements, all claims among the parties will be dismissed. In addition, the Company has filed a contribution action in Colorado State Court against the Colorado Department of Transportation, which owns and operates a facility adjacent to the Redfield site. On April 14, 2008, the Supreme Court of Colorado sustained the Department of Transportation's effort to have a significant portion of the Company's suit dismissed on legal grounds and remanded the case to the trial court for further proceedings on the remainder of the case.

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

At May 3, 2008, the Company was contingently liable for remaining lease commitments of approximately $2.1 million in the aggregate, which relate to former retail chains that were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. The Company does not believe this is reasonably likely to occur.

Note 14	Financial Information for the Company and its Subsidiaries

In 2005, Brown Shoe Company, Inc. issued Senior Notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing Amended and Restated Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (Parent), the Guarantors and subsidiaries of the Parent that are not Guarantors (the Non-Guarantors), together with consolidating eliminations, as of and for the periods indicated.

The condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that the information, presented in lieu of complete financial statements for each of the Guarantors, provides meaningful information to allow investors to determine the nature of the assets held by, and operations and cash flows of, each of the consolidating groups.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MAY 3, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$13,000	$21,720	$28,477	$–	$63,197
Receivables	49,694	2,238	22,295	–	74,227
Inventories	50,688	351,316	1,602	–	403,606
Prepaid expenses and other current assets	17,992	23,978	2,891	–	44,861
Total current assets	131,374	399,252	55,265	–	585,891
Other assets	271,297	29,934	11,026	–	312,257
Investment in nonconsolidated affiliate	–	–	6,526	–	6,526
Property and equipment, net	31,984	109,133	4,061	–	145,178
Investment in subsidiaries	660,319	66,363	–	(726,682)	–
Total assets	$1,094,974	$604,682	$76,878	$(726,682)	$1,049,852

Liabilities and Shareholders’ Equity
Current Liabilities
Borrowings under revolving credit agreement	$–	$–	$–	$–	$–
Trade accounts payable	16,302	98,142	20,148	–	134,592
Accrued expenses	49,912	72,855	(5,250)	–	117,517
Income taxes	1,131	(745)	(97)	–	289
Total current liabilities	67,345	170,252	14,801	–	252,398
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	59,067	25,718	219	–	85,004
Intercompany payable (receivable)	257,826	(251,607)	(6,219)	–	–
Total other liabilities	466,893	(225,889)	(6,000)	–	235,004
Minority Interests	–	–	1,714	–	1,714
Shareholders’ equity	560,736	660,319	66,363	(726,682)	560,736
Total liabilities and shareholders’ equity	$1,094,974	$604,682	$76,878	$(726,682)	$1,049,852

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MAY 3, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$146,858	$382,079	$64,819	$(39,265)	$554,491
Cost of goods sold	107,498	214,938	54,858	(39,265)	338,029
Gross profit	39,360	167,141	9,961	–	216,462
Selling and administrative expenses	31,551	165,574	5,856	–	202,981
Equity in net loss of nonconsolidated affiliate	–	–	114	–	114
Equity in (earnings) loss of subsidiaries	(4,497)	(4,733)	–	9,230	–
Operating earnings	12,306	6,300	3,991	(9,230)	13,367
Interest expense	(4,103)	–	–	–	(4,103)
Interest income	28	212	298	–	538
Intercompany interest income (expense)	1,495	(1,778)	283	–	–
Earnings before income taxes and minority interests	9,726	4,734	4,572	(9,230)	9,802
Income tax benefit (provision)	(2,531)	(237)	(212)	–	(2,980)
Minority interests in net loss of consolidated subsidiaries	–	–	373	–	373
Net earnings (loss)	$7,195	$4,497	$4,733	$(9,230)	$7,195

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MAY 3, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$14,477	$13,264	$8,550	$–	$36,291

Investing activities
Purchases of property and equipment	(3,148)	(9,735)	(330)	–	(13,213)
Capitalized software	(562)	(829)	–	–	(1,391)
Net cash used for investing activities	(3,710)	(10,564)	(330)	–	(14,604)

Financing activities
Decrease in borrowings under revolving credit agreement	(15,000)	–	–	–	(15,000)
Proceeds from stock options exercised	178	–	–	–	178
Tax benefit related to share-based plans	87	–	–	–	87
Dividends (paid) received	(2,963)	7,105	(7,105)	–	(2,963)
Intercompany financing	19,931	(11,509)	(8,422)	–	–
Net cash provided by (used for) financing activities	2,233	(4,404)	(15,527)	–	(17,698)
Effect of exchange rate changes on cash	–	(593)	–	–	(593)

Increase (decrease) in cash and cash equivalents	13,000	(2,297)	(7,307)	–	3,396
Cash and cash equivalents at beginning of period	–	24,017	35,784	–	59,801
Cash and cash equivalents at end of period	$13,000	$21,720	$28,477	$–	$63,197

CONDENSED CONSOLIDATING BALANCE SHEET AS OF FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$–	$24,017	$35,784	$–	$59,801
Receivables	59,186	5,835	51,852	–	116,873
Inventories	80,009	353,951	1,722	–	435,682
Prepaid expenses and other current assets	18,578	5,803	320	–	24,701
Total current assets	157,773	389,606	89,678	–	637,057
Other assets	273,448	29,750	10,981	–	314,179
Investment in nonconsolidated affiliate	–	–	6,641	–	6,641
Property and equipment, net	29,887	108,055	4,022	–	141,964
Investment in subsidiaries	656,032	68,286	7,498	(731,816)	–
Total assets	$1,117,140	$595,697	$118,820	$(731,816)	$1,099,841

Liabilities and Shareholders’ Equity
Current Liabilities
Borrowings under revolving credit agreement	$15,000	$–	$–	$–	$15,000
Trade accounts payable	33,883	94,702	44,362	–	172,947
Accrued expenses	62,264	58,666	(5,857)	–	115,073
Income taxes	850	523	(478)	–	895
Total current liabilities	111,997	153,891	38,027	–	303,915
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	58,674	26,180	408	–	85,262
Intercompany payable (receivable)	237,892	(240,096)	2,204	–	–
Total other liabilities	446,566	(213,916)	2,612	–	235,262
Minority Interests	–	–	2,087	–	2,087
Shareholders’ equity	558,577	655,722	76,094	(731,816)	558,577
Total liabilities and shareholders’ equity	$1,117,140	$595,697	$118,820	$(731,816)	$1,099,841

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MAY 5, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$–	$15,105	$45,588	$–	$60,693
Receivables	55,816	3,390	25,184	–	84,390
Inventories	59,026	317,109	24,147	(2,585)	397,697
Prepaid expenses and other current assets	15,152	15,249	3,955	108	34,464
Total current assets	129,994	350,853	98,874	(2,477)	577,244
Other assets	286,020	30,759	4,280	–	321,059
Property and equipment, net	30,220	104,268	3,160	–	137,648
Investment in subsidiaries	579,460	53,553	–	(633,013)	–
Total assets	$1,025,694	$539,433	$106,314	$(635,490)	$1,035,951

Liabilities and Shareholders’ Equity
Current Liabilities
Borrowings under revolving credit agreement	$9,500	$–	$–	$–	$9,500
Trade accounts payable	14,745	85,713	30,239	–	130,697
Accrued expenses	46,318	54,795	9,677	(1,221)	109,569
Income taxes	825	989	799	–	2,613
Total current liabilities	71,388	141,497	40,715	(1,221)	252,379
Other Liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	64,579	25,030	389	–	89,998
Intercompany payable (receivable)	196,051	(206,743)	11,949	(1,257)	–
Total other liabilities	410,630	(181,713)	12,338	(1,257)	239,998
Minority Interests	–	–	(102)	–	(102)
Shareholders’ equity	543,676	579,649	53,363	(633,012)	543,676
Total liabilities and shareholders’ equity	$1,025,694	$539,433	$106,314	$(635,490)	$1,035,951

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MAY 5, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$151,495	$373,320	$82,411	$(40,878)	$566,348
Cost of goods sold	108,711	202,824	65,888	(40,878)	336,545
Gross profit	42,784	170,496	16,523	–	229,803
Selling and administrative expenses	47,354	151,646	13,334	–	212,334
Equity in (earnings) loss of subsidiaries	(14,270)	(4,978)	–	19,248	–
Operating earnings	9,700	23,828	3,189	(19,248)	17,469
Interest expense	(4,059)	(1)	(10)	–	(4,070)
Interest income	23	173	516	–	712
Intercompany interest income (expense)	1,323	(1,756)	433	–	–
Earnings before income taxes and minority interests	6,987	22,244	4,128	(19,248)	14,111
Income tax benefit (provision)	2,649	(6,918)	(288)	–	(4,557)
Minority interests in net loss of consolidated subsidiaries	–	–	82	–	82
Net earnings (loss)	$9,636	$15,326	$3,922	$(19,248)	$9,636

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MAY 5, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(24,066)	$20,585	$3,528	$(279)	$(232)

Investing activities
Purchases of property and equipment	(22)	(7,811)	(80)	–	(7,913)
Capitalized software	(1,276)	(396)	(34)	–	(1,706)
Net cash used for investing activities	(1,298)	(8,207)	(114)	–	(9,619)

Financing activities
Increase in borrowings under revolving credit agreement	8,500	–	–	–	8,500
Proceeds from stock options exercised	6,831	–	–	–	6,831
Tax benefit related to share-based plans	3,422	–	–	–	3,422
Dividends paid	(3,152)	–	–	–	(3,152)
Intercompany financing	9,763	(13,981)	3,939	279	–
Net cash provided by (used for) financing activities	25,364	(13,981)	3,939	279	15,601
Effect of exchange rate changes on cash	–	1,168	114	–	1,282

(Decrease) increase in cash and cash equivalents	–	(435)	7,467	–	7,032
Cash and cash equivalents at beginning of period	–	15,540	38,121	–	53,661
Cash and cash equivalents at end of period	$–	$15,105	$45,588	$–	$60,693

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The business environment in the first quarter continued to be difficult in both our retail and wholesale businesses primarily as a result of the slow down in consumer spending. Additionally, colder than normal weather and an early Easter also dampened first quarter sales, resulting in lower net sales in all segments compared to the first quarter of last year. We are cautious on our outlook for the remainder of 2008 due to uncertainty around the strength of consumer spending. The impact to the consumer of higher costs in footwear, combined with the higher prices of gasoline and groceries, remains uncertain.

The following is a summary of the financial highlights for the first quarter:

•
Consolidated net sales declined $11.8 million, or 2.1%, to $554.5 million for the first quarter of fiscal 2008, as compared to $566.3 million for the first quarter of last year. The largest net sales decline came from our Famous Footwear segment, which declined $6.5 million, as same-store sales declined 7.3%.

•
Operating earnings declined 23.5% to $13.4 million in the first quarter of 2008, compared to $17.5 million in the first quarter of last year, which represented a decrease of 70 basis points as a percent of net sales.

•	Net earnings were $7.2 million, or $0.17 per diluted share, in the first quarter of 2008, compared to $9.6 million, or $0.22 per diluted share, in the first quarter of last year.

There were several items that impacted our first quarter results in 2008 and 2007 that should be considered in evaluating the comparability of our results. These items include:

•
Environmental insurance recoveries and charges – During the first quarter of 2008, we reached agreements with certain insurance carriers to recover costs associated with our facility in Denver, Colorado (the Redfield facility). As a result of these settlements, all claims among the parties will be dismissed. We recorded income related to these recoveries, net of associated fees and costs, of $10.2 million ($6.2 million on an after-tax basis, or $0.15 per diluted share), with no corresponding recoveries in the first quarter of 2007. See Note 13 to the condensed consolidated financial statements for additional information related to these recoveries.

•
Famous Footwear relocation costs – We incurred charges of $1.8 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) during the first quarter of 2008, related to the relocation of our Famous Footwear division headquarters, with no corresponding charges in the first quarter of 2007. These costs include employee-related costs for relocation, severance, recruiting and retention, as well as asset write-off costs. See the “Recent Developments” section which follows and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•
Earnings Enhancement Plan costs – During the first quarter of 2007, we incurred costs related to our Earnings Enhancement Plan initiatives in the amount of $5.1 million ($3.3 million on an after-tax basis, or $0.07 per diluted share), with no corresponding charges during the first quarter of 2008. The plan is designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas, (ii) redesigning logistics and distribution platforms, (iii) reorganizing to eliminate operational redundancies, (iv) realigning strategic priorities, and (v) refining the supply chain process and enhancing inventory utilization. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

Following is a summary of our operating results in the first quarter of 2008 and the status of our balance sheet:

•
Our Famous Footwear segment’s net sales decreased 2.0% to $318.8 million in the first quarter of 2008, compared to $325.3 million in the first quarter of last year. Same-store sales decreased 7.3% for the quarter reflecting the weak consumer environment, unseasonably cold weather and an early Easter. An increase in store count partially offset the same-store sales decline. Operating earnings decreased 63.7% to $7.6 million in the first quarter of 2008, as compared to $21.0 million in the first quarter of last year, driven by lower net sales, a lower gross profit rate as the division was more promotional during the first quarter of 2008, and higher retail facilities costs related to an increase in store count. As a percent of net sales, operating earnings decreased to 2.4% in the first quarter of 2008, as compared to 6.4% in the same period last year.

•
Our Wholesale Operations segment’s net sales decreased 1.7% to $177.7 million in the first quarter of 2008, compared to $180.7 million in the first quarter of last year. Although we had strong sales growth in our Dr. Scholl’s, Franco Sarto, Children’s and Etienne Aigner businesses, this growth could not offset sales declines from our women’s specialty marketing (composed of private brands and private label business), Naturalizer and LifeStride product. The segment experienced a lower gross profit rate as a result of higher markdowns and allowance provisions in our branded divisions and a higher mix of licensed brands as compared to owned brands. Operating earnings decreased 33.4% to $8.7 million in the first quarter of 2008, compared to $13.0 million in the first quarter of last year, as a result of lower net sales, a reduction in our gross profit rate and higher expenses due to additional trade show costs during the quarter, partially offset by a decline in Earnings Enhancement Plan costs. As a percent of net sales, operating earnings decreased to 4.9% in the first quarter of 2008, compared to 7.2% in the same period last year.

•
Our Specialty Retail segment’s net sales decreased 3.8% to $58.0 million in the first quarter of 2008, compared to $60.3 million in the first quarter of last year. Same-store sales decreased 5.8% in our retail stores and our Shoes.com net sales declined as a result of both site performance issues related to the transition to a new operating platform and the challenging consumer environment. We incurred an operating loss of $4.7 million in the first quarter of 2008, compared to an operating loss of $3.0 million in the first quarter of last year. The higher operating loss was the result of lower net sales and a decline in the gross profit rate in our retail stores due to increased promotional activity.

Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, decreased to 21.1% at the end of the first quarter from 22.7% at the end of the year-ago quarter, reflecting the decrease in borrowings under our revolving credit agreement and increased shareholders’ equity. Our current ratio, the relationship of current assets to current liabilities, increased to 2.32 to 1 compared to 2.10 to 1 at February 2, 2008, and 2.29 to 1 at May 5, 2007. Inventories at quarter-end were $403.6 million, up slightly from $397.7 million last year, while inventory is down on a per store basis for our Famous Footwear stores.

Recent Developments

Famous Footwear Relocation
During the first quarter of 2008, we announced plans to relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. The relocation of the division is expected to foster collaboration, increase our speed to market and strengthen our connection with consumers. The total costs to implement the transition are estimated to be approximately $25 to $30 million ($15 to $18 million on an after-tax basis, or $0.37 to $0.44 per diluted share). These costs include employee-related costs for relocation, severance, recruiting and retention, as well as asset write-off and lease exit costs. We expect that these costs will be primarily incurred during 2008, with a majority recognized during the second and third quarters. These estimates are preliminary and differences may arise between these estimates and the actual costs. We incurred charges of $1.8 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) during the first quarter of 2008. See Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Under various state economic development programs, the Company will collaborate with public partners to attempt to avail itself of eligible incentives totaling approximately $43 million related to training, job creation and the redevelopment of the Company’s St. Louis, Missouri property. We intend to work with public and private partners over the next few years on the redevelopment of our 12-acre property in St. Louis, Missouri into a mixed-use project with office, retail and residential facilities, including a new, more efficient headquarters for the Brown Shoe of the future. Working with our development partners, we anticipate that we will sell existing real estate at our St. Louis, Missouri site and execute an operating lease for new office space on a portion of the existing St. Louis complex.

West Coast Distribution Center
During the first quarter of 2008, we entered into an operating lease for a new West Coast distribution center for our retail operations. We believe this distribution center, which is currently under construction and is expected to be operational by our back-to-school season in 2009, will provide us with increased operating and freight efficiencies.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 3, 2008		May 5, 2007
($ millions)		% of Net Sales		% of Net Sales
Net sales	$554.5	100.0%	$566.3	100.0%
Cost of goods sold	338.0	61.0%	336.5	59.4%
Gross profit	216.5	39.0%	229.8	40.6%
Selling and administrative expenses	203.0	36.6%	212.3	37.5%
Equity in net loss of nonconsolidated affiliate	0.1	0.0%	–	–
Operating earnings	13.4	2.4%	17.5	3.1%
Interest expense	(4.1)	(0.7)%	(4.1)	(0.7)%
Interest income	0.5	0.1%	0.7	0.1%
Earnings before income taxes and minority interests	9.8	1.8%	14.1	2.5%
Income tax provision	(3.0)	(0.5)%	(4.6)	(0.8)%
Minority interests in net loss of consolidated subsidiaries	0.4	0.0%	0.1	–
Net earnings	$7.2	1.3%	$9.6	1.7%

Net Sales
Net sales decreased $11.8 million, or 2.1%, to $554.5 million in the first quarter of 2008, as compared to $566.3 million in the first quarter of last year. All segments were impacted by the challenging consumer environment, the colder and wetter spring weather and the impact of an early Easter holiday. The largest decline came from our Famous Footwear segment, which reported a $6.5 million decline, reflecting a 7.3% same-store sales decrease, partially offset by a higher store count in the current period. The Wholesale Operations segment’s net sales declined by $3.0 million, as our retail partners experienced the same environment and sought to manage their inventories more tightly. Our Specialty Retail segment’s net sales declined by $2.3 million, reflecting a same-store sales decline of 5.8% in our retail stores and a decline in net sales at Shoes.com, our e-commerce subsidiary, partially offset by a stronger Canadian dollar exchange rate.

Gross Profit
Gross profit decreased $13.3 million, or 5.8%, to $216.5 million for the first quarter of 2008, as compared to $229.8 million in the first quarter of last year. As a percent of net sales, our gross profit rate decreased to 39.0% in the first quarter of 2008 from 40.6% in the first quarter of last year. The decrease in gross profit rate resulted from increased promotional activity and higher markdowns in our retail segments, higher markdowns and allowance provisions in our branded divisions within our Wholesale Operations segment and a higher mix of licensed brands as compared to owned brands in our Wholesale Operations segment.

Selling and Administrative Expenses
Selling and administrative expenses decreased $9.3 million, or 4.4%, to $203.0 million for the first quarter of 2008, as compared to $212.3 million in the first quarter of last year. As a percent of net sales, selling and administrative expenses have decreased to 36.6% from 37.5% last year. In addition to increased retail facilities and direct selling costs due to a higher store count, there were several factors impacting the comparison of the first quarters of 2008 and 2007, as follows:

•
Environmental insurance recoveries and charges – As previously described, we recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of selling and administrative expenses, with no corresponding recoveries in the first quarter of 2007. See Note 13 to the condensed consolidated financial statements for additional information related to these recoveries.

•
Earnings Enhancement Plan costs – During the first quarter of 2007, we incurred costs related to our Earnings Enhancement Plan initiatives of $5.1 million, with no corresponding charges during the first quarter of 2008. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

•
We experienced lower expenses related to our cash-based incentive plans of $2.6 million and lower stock-based compensation costs of $2.7 million as a result of a reduction in our expected payout percentage of our 2006 and 2007 stock performance grants.

•	We experienced increased expenses due to additional trade show costs during the first quarter of 2008, as compared to the first quarter of last year.
•
Famous Footwear relocation costs – As previously described, we incurred charges of $1.8 million during the first quarter of 2008, related to the relocation of our Famous Footwear division headquarters, with no corresponding charges in the first quarter of 2007. See the “Recent Developments” section which follows and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Interest Expense
Interest expense was $4.1 million in the first quarter of 2008, consistent with the first quarter of the prior year.

Income Tax Provision
Our consolidated effective tax rate was 30.4% in the first quarter of 2008, as compared to 32.3% in the first quarter of the prior year. The decrease was attributable primarily to a lower rate in our Wholesale Operations business as a result of a higher mix of foreign earnings, which are taxed at lower rates.

Net Earnings
Net earnings decreased $2.4 million, or 25.3%, to $7.2 million in the first quarter of 2008, as compared to $9.6 million in the first quarter of last year.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 3, 2008			May 5, 2007
($ millions, except sales per square foot)			% of Net Sales		% of Net Sales
Operating Results
Net sales	$318.8		100.0%	$325.3	100.0%
Cost of goods sold	181.8		57.0%	180.8	55.6%
Gross profit	137.0		43.0%	144.5	44.4%
Selling and administrative expenses	129.4		40.6%	123.5	38.0%
Operating earnings	$7.6		2.4%	$21.0	6.4%

Key Metrics
Same-store sales % change	(7.3%	)		3.4%
Same-store sales $ change	$(23.0)			$9.9
Sales change from new and closed stores, net	$16.5			$13.1

Sales per square foot, excluding e-commerce	$42			$46
Square footage (thousand sq. ft.)	7,642			7,008

Stores opened	37			18
Stores closed	11			8
Ending stores	1,100			1,009

Net Sales
Net sales decreased $6.5 million, or 2.0%, to $318.8 million in the first quarter of 2008, as compared to $325.3 million in the first quarter of last year. Same-store sales decreased 7.3% for the quarter reflecting the weak consumer environment, unseasonably cold weather and an early Easter. These factors also resulted in lower traffic levels in our stores and a lower conversion rate. A higher store count partially offset the same-store sales decline. During the first quarter of 2008, we opened 37 new stores and closed 11, resulting in 1,100 stores at the end of the first quarter as compared to 1,009 at the end of the first quarter of last year. Sales per square foot were $42, compared to $46 last year. Our customer loyalty program, Famous Rewards, continues to gain momentum, as approximately 58% of our net sales were made to our Famous Rewards members in the first quarter of 2008 compared to 52% in the first quarter of last year.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. This method avoids the distorting effect that grand opening sales have in the first month of operation. Relocated stores are treated as new stores and closed stores are excluded from the calculation. Sales change from new and closed stores, net, reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation.

Gross Profit
Gross profit decreased $7.5 million, or 5.1%, to $137.0 million in the first quarter of 2008, as compared to $144.5 million in the first quarter of last year. The decrease reflects both a decline in net sales and a lower gross profit rate. As a percent of net sales, our gross profit rate was 43.0% in the first quarter of 2008, down from 44.4% in the first quarter of last year. The decrease in our rate was primarily a result of increased promotional activity and higher markdowns as we moved to aggressively manage inventory and maintain market share during the quarter.

Selling and Administrative Expenses
Selling and administrative expenses increased $5.9 million, or 4.8%, to $129.4 million for the first quarter of 2008, as compared to $123.5 million in the first quarter of last year. The increase was primarily attributable to the higher store count, which led to higher retail facilities and direct selling costs. As a percent of net sales, selling and administrative expenses have increased to 40.6% from 38.0% last year, reflecting the deleveraging of the expense base over lower net sales and new store costs.

Operating Earnings
Operating earnings decreased $13.4 million, or 63.7%, to $7.6 million for the first quarter of 2008, as compared to $21.0 million in the first quarter of last year. The decrease in operating earnings was driven by lower net sales, a lower gross profit rate and higher retail facilities and direct selling expenses. As a percent of net sales, operating earnings declined to 2.4% in the first quarter of 2008, compared to 6.4% in the same period last year, reflecting the above factors.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended
	May 3, 2008		May 5, 2007
($ millions)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$177.7	100.0%	$180.7	100.0%
Cost of goods sold	123.6	69.5%	122.6	67.9%
Gross profit	54.1	30.5%	58.1	32.1%
Selling and administrative expenses	45.3	25.6%	45.1	24.9%
Equity in net loss of nonconsolidated affiliate	0.1	0.0%	–	–
Operating earnings	$8.7	4.9%	$13.0	7.2%

Key Metrics
Unfilled order position at end of period	$315.8		$291.5

Net Sales
Net sales decreased $3.0 million, or 1.7%, to $177.7 million in the first quarter of 2008, as compared to $180.7 million in the first quarter of last year. Although we had strong sales growth in our Dr. Scholl’s, Franco Sarto, Children’s and Etienne Aigner businesses, this growth did not fully offset sales declines from our women’s specialty marketing (composed of private brands and private label business), Naturalizer and LifeStride product. Our retail partners experienced the same tough retail climate and sought to manage their inventories more tightly.

Gross Profit
Gross profit decreased $4.0 million, or 6.8%, to $54.1 million in the first quarter of 2008, as compared to $58.1 million in the first quarter of last year. As a percent of net sales, our gross profit rate decreased to 30.5% in the first quarter of 2008 from 32.1% in the first quarter of last year. The segment experienced a lower gross profit rate as a result of higher markdowns and allowance provisions in our branded divisions and a higher sales mix of licensed brands as compared to owned brands.

Selling and Administrative Expenses
Selling and administrative expenses increased $0.2 million, or 0.7%, to $45.3 million for the first quarter of 2008, as compared to $45.1 million in the first quarter of last year. The following factors impacted the comparison of the first quarters of 2008 and 2007:

•	Increased expenses due to additional trade show costs during the first quarter of 2008, as compared to the first quarter of last year.
•
Earnings Enhancement Plan costs – During the first quarter of 2007, we incurred costs related to our Earnings Enhancement Plan initiatives of $2.1 million, with no corresponding charges during the first quarter of 2008. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

As a percent of net sales, selling and administrative expenses increased to 25.6% from 24.9% last year, reflecting the lack of leverage of the slightly higher expenses over lower net sales.

Operating Earnings
Operating earnings decreased $4.3 million, or 33.4%, to $8.7 million for the first quarter of 2008, as compared to $13.0 million in the first quarter of last year, reflecting lower net sales, a lower gross profit rate and higher expenses. As a percent of net sales, operating earnings declined to 4.9% in the first quarter of 2008, compared to 7.2% in the same period last year, reflecting the above factors.

SPECIALTY RETAIL

	Thirteen Weeks Ended
	May 3, 2008		May 5, 2007
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$58.0	100.0%	$60.3	100.0%
Cost of goods sold	32.7	56.3%	33.0	54.7%
Gross profit	25.3	43.7%	27.3	45.3%
Selling and administrative expenses	30.0	51.7%	30.3	50.4%
Operating loss	$(4.7)	(8.0)%	$(3.0)	(5.1)%

Key Metrics
Same-store sales % change	(5.8% )		3.4%
Same-store sales $ change	$(2.4)		$1.3
Sales change from new and closed stores, net	$(0.7)		$(3.1)
Impact of changes in Canadian exchange rate on sales	$2.0		$0.1
Sales change of e-commerce subsidiary	$(1.2)		$5.6

Sales per square foot, excluding e-commerce	$82		$83
Square footage (thousand sq. ft.)	470		468

Stores opened	8		0
Stores closed	1		10
Ending stores	291		280

Net Sales
Net sales decreased $2.3 million, or 3.8%, to $58.0 million in the first quarter of 2008, as compared to $60.3 million in the first quarter of last year. The decrease reflects a same-store sales decline of 5.8% in our retail stores, lower customer traffic, and a reduction in net sales at Shoes.com, our e-commerce subsidiary. These declines were partially offset by a stronger Canadian dollar exchange rate. Net sales at Shoes.com decreased $1.2 million, or 6.8%, to $16.4 million in the first quarter of 2008, as compared to $17.6 million in the first quarter last year reflecting both site performance issues due to our recent system platform conversion and the challenging consumer environment. We opened eight new stores (including six new Naturalizer stores in China) and closed one during the first quarter of 2008, resulting in a total of 291 stores at the end of the first quarter, as compared to 280 at the end of the first quarter last year. Sales per square foot were $82, as compared to $83 last year.

Gross Profit
Gross profit decreased $2.0 million, or 7.2%, to $25.3 million in the first quarter of 2008, as compared to $27.3 million in the first quarter of last year, reflecting lower net sales and a lower rate. As a percent of net sales, our gross profit rate decreased to 43.7% in the first quarter of 2008 from 45.3% in the first quarter of last year. The decrease in our overall rate was due to increased promotional activity to drive sales and clear inventory and higher markdowns in our stores, partially offset by lower markdowns at Shoes.com.

Selling and Administrative Expenses
Selling and administrative expenses decreased $0.3 million, or 1.1%, to $30.0 million for the first quarter of 2008, as compared to $30.3 million in the first quarter of last year. The decrease was primarily due to $0.3 million in Earnings Enhancement Plan costs incurred during the first quarter of 2007, with no corresponding charges during the first quarter of 2008. As a percent of net sales, selling and administrative expenses have increased to 51.7% from 50.4% last year, reflecting deleveraging of the expense base over lower net sales.

Operating Earnings
Specialty Retail reported an operating loss of $4.7 million in the first quarter of 2008, as compared to an operating loss of $3.0 million in the first quarter of last year. The increase in our operating loss was attributable to lower net sales and a decline in the gross profit rate.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported income of $1.7 million in the first quarter of 2008, as compared to expenses of $13.6 million in the first quarter of last year. There were several factors impacting the $15.3 million variance, as follows:

•
Environmental insurance recoveries and charges – As previously described, we recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of selling and administrative expenses, with no corresponding recoveries in the first quarter of 2007. See Note 13 to the condensed consolidated financial statements for additional information related to these recoveries.

•
Earnings Enhancement Plan costs – During the first quarter of 2007, we incurred costs related to our Earnings Enhancement Plan initiatives of $2.7 million, with no corresponding charges during the first quarter of 2008. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

•
Famous Footwear relocation costs – As previously described, we incurred charges of $1.8 million during the first quarter of 2008, related to the relocation of our Famous Footwear division headquarters, with no corresponding charges in the first quarter of 2007. See the “Recent Developments” section which follows and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•	Lower expenses related to our cash-based incentive and stock-based compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	May 3, 2008	May 5, 2007	Increase/ (Decrease)
Borrowings under revolving credit agreement	$–	$9.5	$(9.5)
Senior notes	150.0	150.0	–
Total debt	$150.0	$159.5	$(9.5)

Total debt obligations have decreased by $9.5 million, or 6.0%, to $150.0 million at May 3, 2008, as compared to $159.5 million at May 5, 2007. This decrease was due entirely to the decline in borrowings under our revolving credit agreement. Our debt outstanding at May 3, 2008, consists only of our Senior Notes. Interest expense in the first quarter of 2008 was $4.1 million, equal to the first quarter of the prior year.

Credit Agreement
We have a secured $350.0 million Amended and Restated Credit Agreement (the “Agreement”), which became effective July 21, 2004 and expires on July 21, 2009. The Agreement provides for a maximum line of credit of $350.0 million, subject to calculated borrowing base restrictions. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. Our obligations are secured by certain of our accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. The variable interest rate on borrowings is based on the LIBOR rate or the base rate, as defined. Furthermore, there is a fee payable on the unused amount of the facility. Certain covenants would be triggered if availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if availability falls below $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Agreement also contains certain other covenants and restrictions. As of May 3, 2008, we are in compliance with all covenants relating to the Agreement.

At May 3, 2008, we had no borrowings outstanding and $10.1 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $312.8 million as of May 3, 2008. We believe that our access to capital, including borrowing capacity under the Agreement, will be adequate to meet our expected operational needs, capital expenditure plans and provide liquidity for potential acquisitions.

Senior Notes
In 2005, we issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain restrictive covenants which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 3, 2008, we are in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	May 3, 2008	May 5, 2007	Increase/ (Decrease)

Net cash provided (used) by operating activities	$36.3	$(0.2)	$36.5
Net cash used by investing activities	(14.6)	(9.6)	(5.0)
Net cash provided (used) by financing activities	(17.7)	15.6	(33.3)
Effect of exchange rate changes on cash	(0.6)	1.2	(1.8)
Increase (decrease) in cash and cash equivalents	$3.4	$7.0	$(3.6)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was higher by $36.5 million, reflecting several factors:
•	a larger decrease in our inventory balance as we aggressively managed inventory;
•	a smaller decrease in accrued expenses due to lower annual incentive plan payouts; and
•	a smaller decrease in trade accounts payable due to the timing of payments.

Cash used for investing activities was higher by $5.0 million as a result of increased purchases of property and equipment primarily related to our new and remodeled stores over the first quarter of last year. At our retail divisions, we opened 45 stores during the first quarter of 2008 as compared to 18 in the first quarter of 2007. In 2008, we expect purchases of property and equipment of approximately $75-$85 million, primarily for new stores, store remodeling, logistics network and other infrastructure and non-ERP information systems upgrades. If we decide to implement an ERP system, the estimate could increase significantly.

The increase in cash used by financing activities of $33.3 million reflects lower borrowings under the revolving credit agreement and a decrease in proceeds from stock option exercises and related tax benefits on share-based plans.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 3, 2008	May 5, 2007	February 2, 2008

Working capital ($ millions)	$ 333.5	$ 324.9	$ 333.1

Current ratio	2.32:1	2.29:1	2.10:1

Total debt as a percentage of total capitalization	21.1%	22.7%	22.8%

Working capital at May 3, 2008, was $333.5 million, which was $0.4 million higher than at February 2, 2008 and $8.6 million higher than at May 5, 2007. Our current ratio, the relationship of current assets to current liabilities, increased to 2.32 to 1 compared to 2.10 to 1 at February 2, 2008 and 2.29 to 1 at May 5, 2007. These improvements compared to the first quarter end last year are primarily attributable to higher cash and cash equivalents, inventories and prepaid expenses and other current assets, partially offset by lower receivables. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, decreased to 21.1% at the end of the first quarter of 2008 from 22.7% at the end of the first quarter last year, reflecting the decrease in borrowings under our revolving credit agreement and a higher shareholders’ equity balance. At May 3, 2008, we had $63.2 million of cash and cash equivalents, most of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. At May 3, 2008, approximately $17.7 million of the cash and cash equivalents balance of our foreign subsidiaries can be repatriated without incurring significant incremental tax expense.

As described in Note 5 to the condensed consolidated financial statements, we initiated an Earnings Enhancement Plan in 2006 designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. In addition, during the first quarter of 2008, we announced plans to relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. We have completed a number of the initiatives identified under these plans and have several yet to complete, particularly in connection with the Famous Footwear division headquarters relocation. We believe we have adequate liquidity and cash flow to complete these remaining projects.

We paid dividends of $0.07 per share in both the first quarter of 2008 and the first quarter of 2007.

OFF BALANCE SHEET ARRANGEMENTS

At May 3, 2008, we were contingently liable for remaining lease commitments of approximately $2.1 million in the aggregate, which relate to former retail chains that were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current owners would have to default. At this time, we do not believe this is reasonably likely to occur.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, long-term debt, interest on long-term debt, obligations for our supplemental executive retirement plan and other postretirement benefits, minimum license commitments and borrowings under our revolving credit agreement. During the first quarter of 2008, operating lease commitments increased by $44 million primarily due to the signing of an operating lease for a new West Coast distribution center, which is expected to be operational in mid-2009, and retail and other equipment leases. There have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended February 2, 2008, other than those which occur in the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, and changes in operating lease commitments as a result of new stores, store closures and lease renewals).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year, except for the adoption of SFAS No. 157 on February 3, 2008, as more fully described in Note 2 and Note 11 to the condensed consolidated financial statements.  For further information, see Item 7 of our Annual Report on Form 10-K for the year ended February 2, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) the preliminary nature of estimates of the costs and benefits of the Earnings Enhancement Plan including the relocation of functions to St. Louis, Missouri, which are subject to change as the Company makes decisions and refines these estimates over time; (ii) potential disruption to the Company’s business and operations as a result of the Company’s decision to relocate positions from its Madison, Wisconsin office to its St. Louis, Missouri headquarters and the Company’s ability to attract and retain talent; (iii) the timing and uncertainty of activities and costs related to redevelopment of the Company’s St. Louis, Missouri headquarters site; (iv) intense competition within the footwear industry; (v) rapidly changing consumer demands and fashion trends and purchasing patterns, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (vi) customer concentration and increased consolidation in the retail industry; (vii) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (viii) the Company's ability to attract and retain licensors and protect its intellectual property; (ix) the Company's ability to secure leases on favorable terms; (x) the Company's ability to maintain relationships with current suppliers; (xi) the uncertainties of pending litigation; and (xii) the Company’s ability to successfully execute its international growth strategy. The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 2, 2008, which information is incorporated by reference herein. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended February 2, 2008.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 3, 2008, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the quarter ended May 3, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to successfully implement our Famous Footwear relocation plan.
As announced in the first quarter of 2008, we plan to relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. The relocation of the headquarters is expected to foster collaboration, increase our speed to market and strengthen our connection with consumers. This relocation of more than 250 positions involves significant risks, including the risk of business disruption, which could negatively impact our performance and results of operations. Although we have offered jobs to our Madison-based associates, we expect that many of our current associates will choose not to relocate to St. Louis; therefore, we will be required to hire and train many new associates.  Our business and results of operations could be adversely affected if we are not able to implement effectively our relocation plan, recruit and hire talented individuals or successfully integrate our workforce. In addition, our estimates of the costs of this initiative are preliminary and actual costs, including costs of relocation, may vary significantly from our estimates.

We may face challenges related to the development of our new corporate headquarters.
We continue to work with developers to create a new headquarters in the next few years on a portion of our owned real estate in St. Louis. As part of the redevelopment of our property, we anticipate that we will sell existing real estate and execute a lease for new office space on a portion of the property.  Our ability to do so is contingent upon many factors beyond our control, including general economic conditions and the ability of our development partners to access financing, and various governmental entities granting necessary permits, approvals and consents.  There can be no assurances that we will be able to monetize a portion of our owned real estate, nor that we will be able to avoid significant business interruption in the process of the redevelopment. While we plan to attempt to avail ourselves of financial incentives offered by governmental entities in connection with prospective job growth and the redevelopment, our ability to actually do so is subject to significant uncertainty and risks. If we are unable to qualify for such incentives, the cost to us of the redevelopment could be significantly higher than currently anticipated. In addition, significant uncertainty exists as to the timing of activities and costs related to the potential redevelopment of our headquarters site. As such, our current estimates of the gain on sale or costs of the redevelopment are preliminary and actual amounts could vary significantly from these estimates.

Other than the additional risks above, no material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2008:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

February 3, 2008 – March 1, 2008	4,415	(2)	$15.73	(2)	–	2,500,000

March 2, 2008 – April 5, 2008	92,530	(2)	16.71	(2)	–	2,500,000

April 6, 2008 – May 3, 2008	–		–		–	2,500,000

Total	96,945	(2)	$16.67	(2)	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares have been repurchased; therefore, there were 2.5 million shares authorized to be purchased under the program as of May 3, 2008. Our repurchases of common stock are limited under our debt agreements.

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

At the Annual Meeting of Shareholders held on May 22, 2008, three proposals described in the Notice of Annual Meeting of Shareholders dated April 11, 2008, were voted upon.

1.
The shareholders elected four directors, Ronald A. Fromm, Steven W. Korn, Patricia G. McGinnis and Harold B. Wright, each for a term of three years, and one director, Mario L. Baeza, for a term of one year. The voting for each director was as follows:

Directors	For	Withheld
Ronald A. Fromm	34,833,954	2,437,892
Steven W. Korn	35,703,259	1,568,587
Patricia G. McGinnis	35,404,626	1,867,220
Harold B. Wright	35,555,819	1,716,027
Mario L. Baeza	35,690,866	1,580,980

The following directors have terms of office that continue after the meeting: Joseph L. Bower, Julie C. Esrey, Carla Hendra, Michael F Neidorff, Ward M. Klein, W. Patrick McGinnis, Diane M. Sullivan and Hal J. Upbin.

2.	The shareholders ratified the appointment of our independent registered public accountants, Ernst & Young LLP. The voting was as follows:

For	Against	Abstaining
36,409,000	831,384	31,462

3.	The shareholders approved the Incentive and Stock Compensation Plan of 2002, as Amended and Restated. The voting was as follows:

For	Against	Abstaining	Broker Non-Votes
25,750,992	8,558,948	223,959	2,737,947

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of the Company incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007, and filed June 5, 2007.

3.2	Bylaws of the Company as amended through March 6, 2008, incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K dated March 11, 2008 and filed March 11, 2008.
10.1
Summary of compensatory arrangements for the named executive officers of the registrant, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K dated March 11, 2008 and filed March 11, 2008.

10.2	Restated Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit C to the Company’s definitive proxy statement dated April 16, 2006 and filed April 17, 2006.
10.3	Form of Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 11, 2008 and filed March 11, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: June 10, 2008	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer