Form 10-Q
period 2008-08-02
BROWN SHOE CO INC
filed 2008-09-10
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 2, 2008

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
As of August 29, 2008, 42,328,760 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	August 2, 2008	August 4, 2007	February 2, 2008
Assets
Current assets
Cash and cash equivalents	$64,420	$64,335	$59,801
Receivables	108,911	110,440	116,873
Inventories	502,856	474,541	435,682
Prepaid expenses and other current assets	22,671	33,672	24,701
Total current assets	698,858	682,988	637,057

Other assets	103,769	105,938	96,797
Investment in nonconsolidated affiliate	6,274	–	6,641
Goodwill and intangible assets, net	213,732	216,481	217,382

Property and equipment	408,361	390,708	388,344
Allowance for depreciation	(259,604)	(248,713)	(246,380)
Net property and equipment	148,757	141,995	141,964
Total assets	$1,171,390	$1,147,402	$1,099,841

Liabilities and Shareholders' Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$–	$15,000
Trade accounts payable	241,958	217,119	172,947
Accrued expenses	130,999	127,891	115,073
Income taxes	2,668	1,961	895
Total current liabilities	375,625	346,971	303,915

Other liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	41,547	37,209	41,415
Other liabilities	43,177	53,251	43,847
Total other liabilities	234,724	240,460	235,262

Minority interests	1,714	(200)	2,087

Shareholders' equity
Common stock	423	442	418
Additional paid-in capital	144,009	181,455	145,690
Accumulated other comprehensive income	14,536	16,134	15,598
Retained earnings	400,359	362,140	396,871
Total shareholders’ equity	559,327	560,171	558,577
Total liabilities and shareholders’ equity	$1,171,390	$1,147,402	$1,099,841
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$569,219	$576,571	$1,123,710	$1,142,919
Cost of goods sold	345,722	345,577	683,751	682,122
Gross profit	223,497	230,994	439,959	460,797
Selling and administrative expenses	218,305	213,129	421,286	425,463
Equity in net loss of nonconsolidated affiliate	253	–	367	–
Operating earnings	4,939	17,865	18,306	35,334
Interest expense	(3,757)	(3,756)	(7,860)	(7,826)
Interest income	504	921	1,042	1,633
Earnings before income taxes and minority interests	1,686	15,030	11,488	29,141
Income tax benefit (provision)	369	(5,298)	(2,611)	(9,855)
Minority interests in net loss of consolidated subsidiaries	162	98	535	180
Net earnings	$2,217	$9,830	$9,412	$19,466

Basic earnings per common share	$0.05	$0.23	$0.23	$0.45

Diluted earnings per common share	$0.05	$0.22	$0.23	$0.44

Dividends per common share	$0.07	$0.07	$0.14	$0.14
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	August 2, 2008	August 4, 2007
Operating Activities
Net earnings	$9,412	$19,466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,895	17,368
Amortization of capitalized software	4,003	3,905
Amortization of intangibles	3,422	3,422
Amortization of debt issuance costs	740	740
Share-based compensation (income) expense	(360)	5,678
Loss on disposal of facilities and equipment	219	525
Impairment charges for facilities and equipment	819	524
Deferred rent	132	(816)
Deferred income taxes	(227)	(996)
Provision for doubtful accounts	414	(18)
Minority interests	(535)	(180)
Foreign currency transaction losses (gains)	8	(124)
Undistributed loss of nonconsolidated affiliate	367	–
Changes in operating assets and liabilities:
Receivables	7,536	22,180
Inventories	(67,683)	(52,311)
Prepaid expenses and other current assets	1,941	(580)
Trade accounts payable	69,125	31,009
Accrued expenses	16,822	(18,844)
Income taxes	1,768	532
Other, net	(3,910)	(2,005)
Net cash provided by operating activities	63,908	29,475

Investing Activities
Purchases of property and equipment	(27,825)	(21,238)
Capitalized software	(10,000)	(3,638)
Investment in joint venture	–	(1,020)
Acquisition cost	–	(2,750)
Net cash used for investing activities	(37,825)	(28,646)

Financing Activities
Decrease in borrowings under revolving credit agreement	(15,000)	(1,000)
Proceeds from stock options exercised	244	8,898
Tax benefit related to share-based plans	87	5,802
Dividends paid	(5,927)	(6,245)
Net cash (used for) provided by financing activities	(20,596)	7,455
Effect of exchange rate changes on cash	(868)	2,390
Increase in cash and cash equivalents	4,619	10,674
Cash and cash equivalents at beginning of period	59,801	53,661
Cash and cash equivalents at end of period	$64,420	$64,335
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Brown Shoe Company, Inc. (the “Company”). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

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

New Accounting Pronouncements
FASB Statement No. 157, Fair Value Measurement
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of SFAS No. 157 for financial assets and liabilities, effective February 3, 2008, did not have a material impact on the Company’s consolidated financial statements.  The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities, to be adopted in fiscal year 2009, on its consolidated financial statements. See Note 11 to the condensed consolidated financial statements for additional information related to our fair value measurements.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). This statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for the Company’s fiscal 2008 financial statements. The Company has elected not to apply the fair value option to any of its financial instruments.

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), which requires a company to recognize on its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. As required by SFAS No. 158, the Company adopted the balance sheet recognition provisions at the end of fiscal year 2006 as described in the Company’s 2006 Form 10-K. SFAS No. 158 also requires that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year for determination of funded status for fiscal years ending after December 15, 2008. The Company’s plans currently have measurement dates that do not coincide with its fiscal year end and thus the Company will be required to change its measurement dates in 2008. As permitted by SFAS No. 158, the Company will use the measurements performed in fiscal year 2008 to estimate the effects of its changes to fiscal year end measurement dates. The impact of the transition to fiscal year end measurement dates is expected to result in an immaterial amount of net periodic benefit cost being recognized as an adjustment to retained earnings in the fourth quarter of 2008. Additionally, other changes in the fair value of plan assets and benefit obligations during the transition period will be recorded as a component of other comprehensive income during the fourth quarter of 2008.

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

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF No. 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents should be treated as participating securities in computing earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years, and shall be applied retrospectively to all prior periods. The adoption of FSP EITF No. 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended August 2, 2008 and August 4, 2007:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

NUMERATOR
Net earnings	$2,217	$9,830	$9,412	$19,466

DENOMINATOR
Denominator for basic earnings per common share	41,538	43,609	41,500	43,397
Dilutive effect of unvested restricted stock and stock options	250	899	243	1,214
Denominator for diluted earnings per common share	41,788	44,508	41,743	44,611

Basic earnings per common share	$0.05	$0.23	$0.23	$0.45

Diluted earnings per common share	$0.05	$0.22	$0.23	$0.44

Options to purchase 980,689 and 183,743 shares of common stock for the thirteen-week periods and 975,064 and 183,743 for the twenty-six week periods ended August 2, 2008 and August 4, 2007, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 4	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended August 2, 2008 and August 4, 2007:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net earnings	$2,217	$9,830	$9,412	$19,466

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(427)	2,449	(1,405)	5,590
Unrealized gains (losses) on derivative instruments	72	(363)	446	(976)
Net gain from derivatives reclassified into earnings	(37)	93	(103)	(361)
	(392)	2,179	(1,062)	4,253
Comprehensive income	$1,825	$12,009	$8,350	$23,719

Note 5	Restructuring Charges

Famous Footwear Relocation
During the first quarter of 2008, the Company announced plans to relocate its Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri.  The total costs to implement the transition are estimated to be approximately $25 to $30 million ($15 to $18 million on an after-tax basis, or $0.37 to $0.44 per diluted share). These costs include employee-related costs for relocation, severance, recruiting and retention, as well as lease exit, asset write-offs and other costs. The Company expects that these costs will be primarily incurred during 2008, with a majority of the remaining costs to be recognized during the third quarter. These estimates are preliminary and differences may arise between these estimates and actual costs. The Company incurred charges of $9.7 million ($5.9 million on an after-tax basis, or $0.14 per diluted share) and $11.4 million ($7.0 million on an after-tax basis, or $0.17 per diluted share) during the thirteen weeks and twenty-six weeks ended August 2, 2008, respectively.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Asset Write- Offs	Other	Total
Original charges and reserve balance	$1.1	$0.3	$–	$0.2	$0.2	$1.8
Amounts settled in first quarter 2008	–	(0.3)	–	(0.2)	(0.1)	(0.6)
Reserve balance at May 3, 2008	$1.1	$–	$–	$–	$0.1	$1.2
Additional charges in second quarter 2008	3.6	1.9	2.2	1.4	0.6	9.7
Amounts settled in second quarter 2008	(0.8)	(1.0)	(2.0)	(1.4)	(0.7)	(5.9)
Reserve balance at August 2, 2008	$3.9	$0.9	$0.2	$–	$–	$5.0

All of the costs recorded during 2008 were reflected within the Other segment as a component of selling and administrative expenses. During the thirteen weeks and twenty-six weeks ended August 2, 2008, a tax benefit of $3.8 million and $4.4 million, respectively, were associated with the costs recorded. The write-off of assets are noncash items.

In connection with the relocation, the Company intends to work with public and private partners over the next few years on the redevelopment of its 12-acre property in St. Louis, Missouri into a mixed-use project with office, retail and residential facilities, including a new headquarters for the Company. Working with its development partners, the Company anticipates that it will sell existing real estate at its St. Louis, Missouri site and execute an operating lease for new office space on a portion of the existing St. Louis complex.

Earnings Enhancement Plan
During 2006, the Company initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. The Company incurred no charges during the twenty-six weeks ended August 2, 2008, but incurred charges of $19.0 million ($12.4 million on an after-tax basis) and $6.3 million ($3.9 million on an after-tax basis) during 2007 and 2006, respectively.

The following is a summary of the activity in the reserve by category of costs:

($ millions)	Employee Severance	Facility & Lease Exits	Inventory Markdowns	Asset Write-Offs	Consulting Services	Other	Total
Original charges and reserve balance	$3.5	$(0.1)	$0.3	$1.2	$1.3	$0.1	$6.3
Amounts settled in 2006	(1.1)	(0.2)	(0.3)	(1.2)	(1.1)	(0.1)	(4.0)
Reserve balance at February 3, 2007	$2.4	$(0.3)	$–	$–	$0.2	$–	$2.3
Additional charges in 2007	8.2	2.6	–	0.3	6.3	1.6	19.0
Amounts settled in 2007	(8.7)	(1.9)	–	(0.3)	(5.8)	(0.9)	(17.6)
Reserve balance at February 2, 2008	$1.9	$0.4	$–	$–	$0.7	$0.7	$3.7
Amounts settled in first quarter 2008	(0.5)	(0.1)	–	–	(0.7)	(0.5)	(1.8)
Reserve balance at May 3, 2008	$1.4	$0.3	$–	$–	$–	$0.2	$1.9
Amounts settled in second quarter 2008	(0.4)	(0.2)	–	–	–	(0.2)	(0.8)
Reserve balance at August 2, 2008	$1.0	$0.1	$–	$–	$–	$–	$1.1

The following is a summary of the charges by segment:

($ millions)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Charges in 2006	$–	$3.6	$1.1	$1.6	$6.3
Charges in 2007	–	4.2	3.8	11.0	19.0
Cumulative charges to date	$–	$7.8	$4.9	$12.6	$25.3

During the thirteen weeks ended August 4, 2007, the Company incurred charges of $5.7 million ($3.6 million on an after-tax basis) related to the plan: $4.7 million for consulting services, $0.6 million for employee severance, $0.3 million for other items and $0.1 million for facility and lease exits. Of the $5.7 million in costs recorded during the thirteen weeks ended August 4, 2007, $5.1 million was recorded in the Other segment and $0.6 million was recorded in the Wholesale Operations segment. The entire $5.7 million charge was reflected as a component of selling and administrative expenses. A tax benefit of $2.1 million was associated with this charge.

During the twenty-six weeks ended August 4, 2007, the Company incurred charges of $10.8 million ($6.9 million on an after-tax basis) related to the plan: $4.8 million for consulting services, $3.7 million for employee severance, $1.8 million for facility and lease exits and $0.5 million for other items. Of the $10.8 million in costs recorded during the twenty-six weeks ended August 4, 2007, $7.8 million was recorded in the Other segment, $2.7 million was recorded in the Wholesale Operations segment and $0.3 million was recorded in the Specialty Retail segment. The entire $10.8 million charge was reflected as a component of selling and administrative expenses. A tax benefit of $3.9 million was associated with this charge.

Of the cumulative costs recorded to date of $25.3 million, $25.0 million was reflected as a component of selling and administrative expenses and $0.3 million was reflected as a component of cost of goods sold. A tax benefit of $9.0 million was associated with the cumulative costs recorded to date.

Inventory markdowns and the write-off of assets are noncash items.

Note 6	Business Segment Information

Applicable business segment information is as follows for the periods ended August 2, 2008 and August 4, 2007:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended August 2, 2008

External sales	$326,164	$180,069	$62,986	$–	$569,219
Intersegment sales	465	38,514	–	–	38,979
Operating earnings (loss)	11,254	11,588	(3,138)	(14,765)	4,939
Operating segment assets	488,074	446,874	85,782	150,660	1,171,390

Thirteen Weeks Ended August 4, 2007

External sales	$316,107	$198,432	$62,032	$–	$576,571
Intersegment sales	462	33,268	–	–	33,730
Operating earnings (loss)	19,017	12,875	(1,753)	(12,274)	17,865
Operating segment assets	455,447	455,134	86,183	150,638	1,147,402

Twenty-six Weeks Ended August 2, 2008

External sales	$645,013	$357,733	$120,964	$–	$1,123,710
Intersegment sales	1,114	80,791	–	–	81,905
Operating earnings (loss)	18,853	20,274	(7,798)	(13,023)	18,306

Twenty-six Weeks Ended August 4, 2007

External sales	$641,437	$379,177	$122,305	$–	$1,142,919
Intersegment sales	1,056	74,428	–	–	75,484
Operating earnings (loss)	39,970	25,918	(4,715)	(25,839)	35,334

The Other segment includes unallocated corporate administrative and other costs and recoveries.

During the thirteen weeks and twenty-six weeks ended August 2, 2008, operating earnings of the Other segment included charges related to the Famous Footwear relocation of $9.7 million and $11.4 million, respectively. Also included within operating earnings of the Other segment were environmental insurance recoveries, net of associated fees and costs, of $10.2 million during the twenty-six weeks ended August 2, 2008 and ERP implementation charges of $0.5 million during the thirteen weeks and twenty-six weeks ended August 2, 2008.

During the thirteen weeks and twenty-six weeks ended August 4, 2007, operating earnings included expenses incurred in connection with the Company’s Earnings Enhancement Plan of $5.1 million and $7.8 million, $0.6 million and $2.7 million, and zero and $0.3 million for the Other segment, the Wholesale Operations segment and the Specialty Retail segment, respectively.

Following is a reconciliation of operating earnings to earnings before income taxes and minority interests:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Operating earnings	$4,939	$17,865	$18,306	$35,334
Interest expense	(3,757)	(3,756)	(7,860)	(7,826)
Interest income	504	921	1,042	1,633
Earnings before income taxes and minority interests	$1,686	$15,030	$11,488	$29,141

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	August 2, 2008	August 4, 2007	February 2, 2008

Famous Footwear	$6,279	$6,279	$6,279
Wholesale Operations	193,119	199,963	196,541
Specialty Retail	14,334	10,239	14,562
	$213,732	$216,481	$217,382

The change in goodwill and intangible assets between periods for the Wholesale Operations segment is primarily due to the amortization of our licensed and owned trademarks. The change for the Specialty Retail segment reflects an additional investment in Shoes.com of $3.9 million during the second half of 2007 as well as changes in the Canadian dollar exchange rate and amortization.

Note 8	Share-Based Compensation

During the second quarter of 2008, the Company granted 31,000 stock options to certain employees with a weighted-average exercise price and grant date fair value of $17.64 and $5.82, respectively.  These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years.  Compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company granted 7,500 performance share awards during the second quarter of 2008. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The performance share awards may pay out at a maximum of 200% of the target number of shares.  Compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company also granted 22,000 restricted shares with a weighted-average grant date fair value of $15.71 during the second quarter of 2008 to employees and directors. The restricted shares vest in one to four years and compensation expense will be recognized on a straight-line basis over the restriction period.

The Company recognized share-based compensation (income) expense of $(0.3) million and $3.1 million during the thirteen weeks and $(0.4) and $5.7 million during the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. Income was recognized during 2008 as a result of reductions in expected payout percentages in connection with our stock performance plans granted in 2006, 2007 and 2008.

The Company issued 26,895 and 497,357 shares of common stock during the thirteen weeks and twenty-six weeks ended August 2, 2008, respectively, for stock options exercised, restricted stock grants and 2005 stock performance award payouts.

Note 9	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit cost (income) for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Service cost	$1,852	$2,108	$–	$–
Interest cost	2,660	2,611	79	76
Expected return on assets	(4,672)	(4,576)	–	–
Settlement cost	69	–	–	–
Special termination benefits	3	–	–	–
Amortization of:
Actuarial loss (gain)	53	147	(5)	(2)
Prior service (income) cost	(86)	108	–	–
Net transition asset	(38)	(47)	–	–
Total net periodic benefit (income) cost	$(159)	$351	$74	$74

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Service cost	$3,987	$4,069	$–	$–
Interest cost	5,453	5,318	129	129
Expected return on assets	(9,379)	(8,944)	–	–
Settlement cost	139	1,200	–	–
Special termination benefits	6	–	–	–
Amortization of:
Actuarial loss (gain)	117	217	(5)	(5)
Prior service (income) cost	(11)	183	–	–
Net transition asset	(76)	(90)	–	–
Total net periodic benefit cost	$236	$1,953	$124	$124

Note 10	Long-Term and Short-Term Financing Arrangements

Credit Agreement
The Company has a secured $350.0 million Amended and Restated Credit Agreement (the “Agreement”), which became effective July 21, 2004 and expires on July 21, 2009. The Agreement provides for a maximum line of credit of $350.0 million, subject to calculated borrowing base restrictions. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Company’s obligations are secured by certain of its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. The variable interest rate on borrowings is based on the LIBOR rate or the base rate, as defined. Furthermore, there is a fee payable on the unused amount of the facility. Certain covenants would be triggered if availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if availability falls below $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of August 2, 2008.

At August 2, 2008, the Company had no borrowings outstanding and $11.2 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $338.8 million as of August 2, 2008.

Senior Notes
In April 2005, the Company issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions, with which the Company was in compliance as of August 2, 2008.

Note 11	Fair Value Measurements

As discussed in Note 2, the FASB issued SFAS No. 157, Fair Value Measurement, in September 2006, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157, as amended, for financial assets and financial liabilities at the beginning of fiscal year 2008. Although the adoption of SFAS No. 157 did not impact the Company’s financial condition, results of operations or cash flows, additional disclosures related to fair value measurements are required. Pursuant to the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, the Company will defer application of the provisions of SFAS No. 157 that relate to non-financial assets and liabilities until February 1, 2009.

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

Cash Equivalents
The Company has cash equivalents partly consisting of short-term money market funds backed by U.S. Treasury securities. The primary objective of our short-term investment activities is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These derivatives, designated as cash flow hedges, are used primarily to hedge the procurement of footwear from foreign countries and the variability of cash flows paid for certain operating expenses. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements are, however, major international financial institutions with an investment grade or better credit rating, and the risk of loss due to nonperformance is believed to be minimal. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2).

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 2, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3

Assets
Cash equivalents – money market funds	$3,000	$3,000	$–	$–
Derivative financial instruments, net	345	–	345	–

Note 12	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in fall 2007 and Via Spiga footwear over the next several years. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks and twenty-six weeks ended August 2, 2008, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.2 million and $2.0 million, respectively, of Naturalizer footwear on a wholesale basis to Hongguo, with no corresponding sales during the thirteen weeks or twenty-six weeks ended August 4, 2007.

Edelman Shoe, Inc.
During 2007, the Company acquired a 42.5% equity interest in Edelman Shoe, Inc. (“Edelman Shoe”), which is a privately held company operated by Sam and Libby Edelman. A consolidated subsidiary of the Company sells footwear to Edelman Shoe on a wholesale basis, which is then sold by Edelman Shoe to department stores and independent specialty stores across the country.  During the thirteen weeks and twenty-six weeks ended August 2, 2008, this consolidated subsidiary of the Company sold $5.6 million and $6.0 million, respectively, of footwear on a wholesale basis to Edelman Shoe, with no corresponding sales during the thirteen weeks or twenty-six weeks ended August 4, 2007.

OgilvyOne LLC
Prior to 2008, the Company used OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of Ogilvy North America and OgilvyOne N.A., both of which are affiliates of Ogilvy. Charges of $0.7 million and $1.0 million were incurred during the thirteen weeks and twenty-six weeks ended August 4, 2007, respectively, with no charges incurred during 2008 with Ogilvy. These charges were reflected as a component of selling and administrative expenses on the condensed consolidated statements of earnings and as a component of accrued expenses on the condensed consolidated balance sheets.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. Based on the results of ongoing testing and the study of remediation alternatives by the Company’s environmental consultants, the Company submitted, in 2006, to the Colorado authorities a supplement to its former remediation plan, setting forth a long-term remediation plan and extending the time period the Company expects to perform certain remediation activities. Accordingly, a charge of $5.6 million was recorded in 2006, the majority of which represented the estimated discounted costs to complete the on-site remediation. The liability for the on-site remediation, $5.3 million, was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $21.4 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $20.4 million thereafter related to the on-site remediation. During the thirteen weeks and twenty-six weeks ended August 2, 2008, the Company recorded no expense related to this remediation, other than the accretion of interest expense.

The cumulative expenditures for both on-site and off-site remediations through August 2, 2008 are $20.4 million. As discussed further below, the Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at August 2, 2008, is $7.9 million, of which $1.0 million is included in accrued expenses and $6.9 million is accrued within other liabilities. Of the total $7.9 million reserve, $5.4 million is for on-site remediation and $2.5 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 16 years. The Company has an accrued liability of $2.0 million at August 2, 2008, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.8 million. The Company expects to spend approximately $0.2 million in each of the next five successive years and $1.8 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other landfills. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $9.8 million as of August 2, 2008, to complete the cleanup, maintenance and monitoring at all sites. Of the $9.8 million liability, $1.0 million is included in accrued expenses and $8.8 million is included in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

In connection with the Redfield environmental remediation and class action litigation discussed above, the Company sued a number of its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. During 2006, the Company reached agreements with certain of those insurers to resolve the coverage claims arising out of the Redfield site and recorded income related to these recoveries of $7.3 million, net of related legal fees, as a reduction of selling and administrative expenses. Prior to a trial of that action, during the first quarter of 2008, the Company reached settlements with all insurers remaining in the case for total insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of selling and administrative expenses. As a result of these settlements, all claims among the parties will be dismissed. In addition, the Company filed a contribution action in Colorado State Court against the Colorado Department of Transportation (CDOT), which owns and operates a facility adjacent to the Redfield site. On April 14, 2008, the Supreme Court of Colorado reversed the trial court’s and Court of Appeal’s rulings, which had rejected CDOT’s attempts to have the Company’s cost recovery suit dismissed on legal grounds. As a result, only one claim related to a small ancillary part of the Company’s remediation efforts was allowed to go forward, and the Company has reached an agreement to settle with CDOT. Under the settlement, CDOT will pay the Company a minimal amount and relinquish its claim for reimbursement of attorney fees and costs.

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

At August 2, 2008, the Company was contingently liable for remaining lease commitments of approximately $1.9 million in the aggregate, which relate to former retail chains that were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. The Company does not believe this is reasonably likely to occur.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF AUGUST 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$909	$34,305	$29,206	$–	$64,420
Receivables	66,566	3,609	38,736	–	108,911
Inventories	77,107	423,764	1,985	–	502,856
Prepaid expenses and other current assets	11,048	9,099	2,524	–	22,671
Total current assets	155,630	470,777	72,451	–	698,858
Other assets	276,274	30,183	11,044	–	317,501
Investment in nonconsolidated affiliate	–	–	6,274	–	6,274
Property and equipment, net	36,686	107,863	4,208	–	148,757
Investment in subsidiaries	673,628	76,271	–	(749,899)	–
Total assets	$1,142,218	$685,094	$93,977	$(749,899)	$1,171,390

Liabilities and Shareholders’ Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$–	$–	$–	$–
Trade accounts payable	24,332	185,135	32,491	–	241,958
Accrued expenses	62,758	72,430	(4,189)	–	130,999
Income taxes	2,764	(95)	(1)	–	2,668
Total current liabilities	89,854	257,470	28,301	–	375,625
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	58,495	26,104	125	–	84,724
Intercompany payable (receivable)	284,542	(272,108)	(12,434)	–	–
Total other liabilities	493,037	(246,004)	(12,309)	–	234,724
Minority interests	–	–	1,714	–	1,714
Shareholders’ equity	559,327	673,628	76,271	(749,899)	559,327
Total liabilities and shareholders’ equity	$1,142,218	$685,094	$93,977	$(749,899)	$1,171,390

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED AUGUST 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$134,608	$395,042	$82,950	$(43,381)	$569,219
Cost of goods sold	104,366	216,216	68,521	(43,381)	345,722
Gross profit	30,242	178,826	14,429	–	223,497
Selling and administrative expenses	43,896	162,900	11,509	–	218,305
Equity in net loss of nonconsolidated affiliate	–	–	253	–	253
Equity in (earnings) loss of subsidiaries	(14,400)	(2,874)	–	17,274	–
Operating earnings	746	18,800	2,667	(17,274)	4,939
Interest expense	(3,757)	–	–	–	(3,757)
Interest income	52	190	262	–	504
Intercompany interest income (expense)	1,368	(1,610)	242	–	–
Earnings before income taxes and minority interests	(1,591)	17,380	3,171	(17,274)	1,686
Income tax benefit (provision)	3,808	(2,980)	(459)	–	369
Minority interests in net loss of consolidated subsidiaries	–	–	162	–	162
Net earnings (loss)	$2,217	$14,400	$2,874	$(17,274)	$2,217

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$281,467	$777,121	$147,768	$(82,646)	$1,123,710
Cost of goods sold	211,864	431,154	123,379	(82,646)	683,751
Gross profit	69,603	345,967	24,389	–	439,959
Selling and administrative expenses	75,447	328,474	17,365	–	421,286
Equity in net loss of nonconsolidated affiliate	–	–	367	–	367
Equity in (earnings) loss of subsidiaries	(18,894)	(7,605)	–	26,499	–
Operating earnings	13,050	25,098	6,657	(26,499)	18,306
Interest expense	(7,860)	–	–	–	(7,860)
Interest income	82	401	559	–	1,042
Intercompany interest income (expense)	2,863	(3,388)	525	–	–
Earnings before income taxes and minority interests	8,135	22,111	7,741	(26,499)	11,488
Income tax benefit (provision)	1,277	(3,217)	(671)	–	(2,611)
Minority interests in net loss of consolidated subsidiaries	–	–	535	–	535
Net earnings (loss)	$9,412	$18,894	$7,605	$(26,499)	$9,412

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$(6,708)	$54,821	$15,795	$–	$63,908

Investing activities
Purchases of property and equipment	(10,103)	(17,106)	(616)	–	(27,825)
Capitalized software	(8,332)	(1,654)	(14)	–	(10,000)
Net cash used for investing activities	(18,435)	(18,760)	(630)	–	(37,825)

Financing activities
Decrease in borrowings under revolving credit agreement	(15,000)	–	–	–	(15,000)
Proceeds from stock options exercised	244	–	–	–	244
Tax benefit related to share-based plans	87	–	–	–	87
Dividends (paid) received	(5,927)	7,105	(7,105)	–	(5,927)
Intercompany financing	46,648	(32,010)	(14,638)	–	–
Net cash provided by (used for) financing activities	26,052	(24,905)	(21,743)	–	(20,596)
Effect of exchange rate changes on cash	–	(868)	–	–	(868)

Increase (decrease) in cash and cash equivalents	909	10,288	(6,578)	–	4,619
Cash and cash equivalents at beginning of period	–	24,017	35,784	–	59,801
Cash and cash equivalents at end of period	$909	$34,305	$29,206	$–	$64,420

CONDENSED CONSOLIDATING BALANCE SHEET AS OF FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$24,017	$35,784	$–	$59,801
Receivables	59,186	5,835	51,852	–	116,873
Inventories	80,009	353,951	1,722	–	435,682
Prepaid expenses and other current assets	18,578	5,803	320	–	24,701
Total current assets	157,773	389,606	89,678	–	637,057
Other assets	273,448	29,750	10,981	–	314,179
Investment in nonconsolidated affiliate	–	–	6,641	–	6,641
Property and equipment, net	29,887	108,055	4,022	–	141,964
Investment in subsidiaries	656,032	68,286	7,498	(731,816)	–
Total assets	$1,117,140	$595,697	$118,820	$(731,816)	$1,099,841

Liabilities and Shareholders’ Equity
Current liabilities
Borrowings under revolving credit agreement	$15,000	$–	$–	$–	$15,000
Trade accounts payable	33,883	94,702	44,362	–	172,947
Accrued expenses	62,264	58,666	(5,857)	–	115,073
Income taxes	850	523	(478)	–	895
Total current liabilities	111,997	153,891	38,027	–	303,915
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	58,674	26,180	408	–	85,262
Intercompany payable (receivable)	237,892	(240,096)	2,204	–	–
Total other liabilities	446,566	(213,916)	2,612	–	235,262
Minority interests	–	–	2,087	–	2,087
Shareholders’ equity	558,577	655,722	76,094	(731,816)	558,577
Total liabilities and shareholders’ equity	$1,117,140	$595,697	$118,820	$(731,816)	$1,099,841

CONDENSED CONSOLIDATING BALANCE SHEET AS OF AUGUST 4, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$19,660	$19,764	$24,911	$–	$64,335
Receivables	64,688	5,395	40,357	–	110,440
Inventories	82,750	367,512	24,279	–	474,541
Prepaid expenses and other current assets	9,736	19,753	4,183	–	33,672
Total current assets	176,834	412,424	93,730	–	682,988
Other assets	284,853	33,280	4,286	–	322,419
Property and equipment, net	30,433	108,456	3,106	–	141,995
Investment in subsidiaries	601,369	32,572	–	(633,941)	–
Total assets	$1,093,489	$586,732	$101,122	$(633,941)	$1,147,402

Liabilities and Shareholders’ Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$–	$–	$–	$–
Trade accounts payable	28,186	144,350	44,583	–	217,119
Accrued expenses	63,500	54,721	9,670	–	127,891
Income taxes	(620)	1,074	1,507	–	1,961
Total current liabilities	91,066	200,145	55,760	–	346,971
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	64,123	25,783	554	–	90,460
Intercompany payable (receivable)	228,129	(241,661)	13,532	–	–
Total other liabilities	442,252	(215,878)	14,086	–	240,460
Minority interests	–	–	(200)	–	(200)
Shareholders’ equity	560,171	602,465	31,476	(633,941)	560,171
Total liabilities and shareholders’ equity	$1,093,489	$586,732	$101,122	$(633,941)	$1,147,402

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED AUGUST 4, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$146,262	$368,094	$100,648	$(38,433)	$576,571
Cost of goods sold	108,105	194,787	81,118	(38,433)	345,577
Gross profit	38,157	173,307	19,530	–	230,994
Selling and administrative expenses	48,091	152,698	12,340	–	213,129
Equity in (earnings) loss of subsidiaries	(18,884)	(8,045)	–	26,929	–
Operating earnings	8,950	28,654	7,190	(26,929)	17,865
Interest expense	(3,754)	–	(2)	–	(3,756)
Interest income	227	239	455	–	921
Intercompany interest income (expense)	1,303	(1,736)	433	–	–
Earnings before income taxes and minority interests	6,726	27,157	8,076	(26,929)	15,030
Income tax benefit (provision)	3,104	(7,453)	(949)	–	(5,298)
Minority interests in net loss of consolidated subsidiaries	–	–	98	–	98
Net earnings (loss)	$9,830	$19,704	$7,225	$(26,929)	$9,830

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$297,757	$741,414	$183,059	$(79,311)	$1,142,919
Cost of goods sold	216,816	397,611	147,006	(79,311)	682,122
Gross profit	80,941	343,803	36,053	–	460,797
Selling and administrative expenses	95,445	304,344	25,674	–	425,463
Equity in (earnings) loss of subsidiaries	(33,154)	(13,023)	–	46,177	–
Operating earnings	18,650	52,482	10,379	(46,177)	35,334
Interest expense	(7,813)	(1)	(12)	–	(7,826)
Interest income	250	412	971	–	1,633
Intercompany interest income (expense)	2,626	(3,492)	866	–	–
Earnings before income taxes and minority interests	13,713	49,401	12,204	(46,177)	29,141
Income tax benefit (provision)	5,753	(14,371)	(1,237)	–	(9,855)
Minority interests in net loss of consolidated subsidiaries	–	–	180	–	180
Net earnings (loss)	$19,466	$35,030	$11,147	$(46,177)	$19,466

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(24,739)	$44,137	$11,613	$(1,536)	$29,475

Investing activities
Purchases of property and equipment	(1,176)	(19,906)	(156)	–	(21,238)
Capitalized software	(2,933)	(631)	(74)	–	(3,638)
Investment in joint venture	–	–	(1,020)	–	(1,020)
Acquisition cost	–	(2,750)	–	–	(2,750)
Net cash used for investing activities	(4,109)	(23,287)	(1,250)	–	(28,646)

Financing activities
Decrease in borrowings under revolving credit agreement	(1,000)	–	–	–	(1,000)
Proceeds from stock options exercised	8,898	–	–	–	8,898
Tax benefit related to share-based plans	5,802	–	–	–	5,802
Dividends paid	(6,245)	30,007	(30,007)	–	(6,245)
Intercompany financing	41,053	(48,899)	6,310	1,536	–
Net cash provided by (used for) financing activities	48,508	(18,892)	(23,697)	1,536	7,455
Effect of exchange rate changes on cash	–	2,266	124	–	2,390

Increase (decrease) in cash and cash equivalents	19,660	4,224	(13,210)	–	10,674
Cash and cash equivalents at beginning of period	–	15,540	38,121	–	53,661
Cash and cash equivalents at end of period	$19,660	$19,764	$24,911	$–	$64,335

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The business environment in the second quarter continued to be difficult for both our retail and wholesale businesses. We are cautious on our outlook for the remainder of 2008 due to uncertainty around the trend of consumer spending and the overall macroeconomic environment. We believe we are planning appropriately by remaining focused on inventory management and expense control. We made progress during the second quarter on a number of key initiatives, including activities related to the consolidation of our Famous Footwear division headquarters and the commencement of our planned implementation of an integrated enterprise resource planning (ERP) information technology system, which are described further below.

The following is a summary of the financial highlights for the second quarter:

•
Consolidated net sales declined $7.4 million, or 1.3%, to $569.2 million for the second quarter of 2008, as compared to $576.6 million for the second quarter of last year. Net sales at our Wholesale Operations segment decreased $18.3 million, which was partially offset by sales increases from our Famous Footwear segment of $10.1 million and our Specialty Retail segment of $1.0 million.

•
Operating earnings declined 72.4% to $4.9 million in the second quarter of 2008, compared to $17.9 million in the second quarter of last year, which represented a decrease of 220 basis points as a percent of net sales.

•	Net earnings were $2.2 million, or $0.05 per diluted share, in the second quarter of 2008, compared to $9.8 million, or $0.22 per diluted share, in the second quarter of last year.

There were several items that impacted our second quarter results in 2008 and 2007 that should be considered in evaluating the comparability of our results. These items include:

•
Famous Footwear relocation costs – We incurred charges of $9.7 million ($5.9 million on an after-tax basis, or $0.14 per diluted share) during the second quarter of 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges in the second quarter of 2007. These costs include employee-related costs for relocation, severance, recruiting and retention, as well as asset write-offs and other costs. See the “Recent Developments” section that follows and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•
Earnings Enhancement Plan costs – During the second quarter of 2007, we incurred charges related to our Earnings Enhancement Plan initiatives of $5.7 million ($3.6 million on an after-tax basis, or $0.08 per diluted share), with no corresponding charges during the second quarter of 2008. The plan was designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

•
Employee incentive plan costs – As a result of our lower operating results, our cash-based employee incentive plan costs were $3.9 million lower in the second quarter of 2008 as compared to the second quarter of 2007 and $5.8 million lower in the first half of 2008 compared to the first half of 2007.

•
Share based compensation – As a result of our lower operating results, our share based compensation expense was lower by $3.4 million in the second quarter of 2008 as compared to the second quarter of 2007 and $6.0 million lower in the first half of 2008 compared to the first half of 2007. The lower expense reflects a lower share price and lower expected payout percentages on our stock performance plans.

Following is a summary of our operating results in the second quarter of 2008 and the status of our balance sheet:

•
Our Famous Footwear segment’s net sales increased 3.2% to $326.2 million in the second quarter of 2008, compared to $316.1 million in the second quarter of last year. A higher store count led to the increase in overall net sales, but declines in customer traffic led to a same-store sales decline of 2.9%. Operating earnings decreased 40.8% to $11.3 million in the second quarter of 2008, as compared to $19.0 million in the second quarter of last year, driven by higher retail facilities and selling costs related to our higher store count. In addition, we experienced a lower gross profit rate as a result of our increased promotional activity, as we sought to manage inventory levels and maintain market share. As a percent of net sales, operating earnings decreased to 3.5% in the second quarter of 2008, as compared to 6.0% in the same period last year.

•
Our Wholesale Operations segment’s net sales decreased 9.3% to $180.1 million in the second quarter of 2008, compared to $198.4 million in the second quarter of last year. The challenging retail environment softened demand for most of our brands and we continued to reallocate resources away from lower-margin private label business. A lower mix of department store sales, a higher mix of sales of lower margin licensed brands as compared to our owned brands and increased markdown and allowance provisions led to a lower gross profit rate. Operating earnings decreased 10.0% to $11.6 million in the second quarter of 2008, compared to $12.9 million in the second quarter of last year, as a result of lower net sales and the reduction in our gross profit rate, partially offset by lower employee incentive plan costs, the non-recurrence of Earnings Enhancement Plan costs and tight expense control. As a percent of net sales, operating earnings decreased to 6.4% in the second quarter of 2008, compared to 6.5% in the same period last year.

•
Our Specialty Retail segment’s net sales increased 1.5% to $63.0 million in the second quarter of 2008, compared to $62.0 million in the second quarter of last year. Although we experienced a same-store decline of 0.2% in our retail stores and lower sales at Shoes.com, the stronger Canadian dollar exchange rate and a higher store count led to an overall increase in our level of net sales. Our increase in promotional activity led to a lower gross profit rate in the second quarter of 2008.

Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, was 21.1% at the end of the second quarter, equal to last year. Our current ratio, the relationship of current assets to current liabilities, was 1.86 to 1 at August 2, 2008, compared to 2.10 to 1 at February 2, 2008, and 1.97 to 1 at August 4, 2007. Inventories at quarter-end were $502.9 million, up from $474.5 million last year, while inventory is lower on a per store basis for our Famous Footwear stores.

Recent Developments

Famous Footwear Relocation
During the first quarter of 2008, we announced plans to relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. Although our transition efforts are still ongoing, we have nearly all of our team in place in St. Louis. The relocation of the division is intended to foster collaboration, increase our speed to market and strengthen our connection with consumers. The total costs to implement the transition are estimated to be approximately $25 to $30 million ($15 to $18 million on an after-tax basis, or $0.37 to $0.44 per diluted share). These costs include employee-related costs for relocation, severance, recruiting and retention, as well as lease exit, asset write-offs and other costs. We expect that these costs will primarily be incurred during 2008, with a majority of the remaining costs to be recognized during the third quarter. These estimates are preliminary and differences may arise between these estimates and the actual costs. We incurred charges of $9.7 million ($5.9 million on an after-tax basis, or $0.14 per diluted share) and $11.4 million ($7.0 million on an after-tax basis, or $0.17 per diluted share) during the second quarter of 2008 and the first half of 2008, respectively. See Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Under various state economic development programs, we initiated collaboration with public partners to attempt to avail ourselves of eligible incentives totaling approximately $37 million related to training, job creation and the redevelopment of our St. Louis, Missouri property. During the second quarter of 2008, we recognized $0.9 million, net of federal tax of $0.5 million, related to state tax incentives for these initiatives. We intend to work with public and private partners over the next few years on the redevelopment of our 12-acre property in St. Louis, Missouri into a mixed-use project with office, retail and residential facilities, including a new, more efficient headquarters for the Brown Shoe of the future. Working with our development partners, we anticipate that we will sell existing real estate at our St. Louis, Missouri site and execute an operating lease for new office space on a portion of the existing St. Louis complex.

Enterprise Resource Planning Information Technology System Implementation
During the second quarter of 2008, we announced plans to implement an integrated ERP information technology system provided by third party vendors. We will utilize an industry specific ERP information technology system solution to help manage our supply chain. The ERP information technology system will replace select existing internally developed and certain other third-party applications and is expected to support our growth strategy while streamlining and transforming day-to-day operations for our integrated business model. We anticipate the implementation will enhance our profitability and deliver increased shareholder value through improved management and execution of our business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and is expected to continue through 2011. We incurred charges of $0.5 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) during the second quarter of 2008, related to the early project stages of our implementation of the ERP information technology system.

West Coast Distribution Center
During the first quarter of 2008, we entered into an operating lease for a new west coast distribution center for our retail operations. We believe this distribution center, which is currently under construction and is expected to be operational by our back-to-school season in 2009, will provide us with increased operating and freight efficiencies.

Following are the consolidated results and the results by segment for the thirteen weeks and twenty-six weeks ended August 2, 2008 and August 4, 2007.

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 2, 2008		August 4, 2007		August 2, 2008		August 4, 2007
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$569.2	100.0%	$576.6	100.0%	$1,123.7	100.0%	$1,142.9	100.0%
Cost of goods sold	345.7	60.7%	345.6	59.9%	683.7	60.8%	682.1	59.7%
Gross profit	223.5	39.3%	231.0	40.1%	440.0	39.2%	460.8	40.3%
Selling and administrative expenses	218.3	38.4%	213.1	37.0%	421.3	37.6%	425.5	37.2%
Equity in net loss of nonconsolidated affiliate	0.3	0.0%	–	–	0.4	0.0%	–	–
Operating earnings	4.9	0.9%	17.9	3.1%	18.3	1.6%	35.3	3.1%
Interest expense	(3.7)	(0.7)%	(3.8)	(0.7)%	(7.8)	(0.7)%	(7.8)	(0.7)%
Interest income	0.5	0.1%	0.9	0.2%	1.0	0.1%	1.6	0.1%
Earnings before income taxes and minority interests	1.7	0.3%	15.0	2.6%	11.5	1.0%	29.1	2.5%
Income tax benefit (provision)	0.4	0.1%	(5.3)	(0.9)%	(2.6)	(0.2)%	(9.8)	(0.8)%
Minority interests in net loss of consolidated subsidiaries	0.1	0.0%	0.1	0.0%	0.5	0.0%	0.2	0.0%
Net earnings	$2.2	0.4%	$9.8	1.7%	$9.4	0.8%	$19.5	1.7%

Net Sales
Net sales decreased $7.4 million, or 1.3%, to $569.2 million in the second quarter of 2008, as compared to $576.6 million in the second quarter of last year. All segments were impacted by the challenging consumer environment. Our Wholesale Operations segment reported an $18.3 million decline in net sales, as our retail partners experienced the same business environment and sought to manage their inventories more tightly. The net sales of our Famous Footwear segment increased by $10.1 million, reflecting a higher store count in the current period, partially offset by a same-store sales decline of 2.9%. Our Specialty Retail segment’s net sales increased by $1.0 million reflecting a stronger Canadian dollar exchange rate and a higher store count, partially offset by a decline in net sales at Shoes.com, our e-commerce subsidiary, and a same-store sales decline of 0.2% in our retail stores.

Net sales decreased $19.2 million, or 1.7%, to $1,123.7 million in the first half of 2008, as compared to $1,142.9 million in the first half of last year. The largest decline came from our Wholesale Operations segment, which reported a $21.5 million decline, as a result of the same issues described above for the second quarter. The net sales of our Specialty Retail segment declined by $1.3 million, due to a same-store sales decline of 3.0% in our retail stores and a reduction in net sales at Shoes.com, partially offset by a stronger Canadian dollar exchange rate. Our Famous Footwear segment’s net sales increased by $3.6 million, reflecting a higher store count in the current period, partially offset by a same-store sales decline of 5.1%.

Gross Profit
Gross profit decreased $7.5 million, or 3.2%, to $223.5 million for the second quarter of 2008, as compared to $231.0 million in the second quarter of last year. As a percent of net sales, our gross profit rate decreased to 39.3% in the second quarter of 2008, from 40.1% in the second quarter of last year. In our Wholesale Operations segment, we recognized increased markdowns to maintain inventory freshness and recorded higher allowance provisions. In addition, we experienced a sales shift from department store to lower margin mid-tier business and a higher mix of lower margin licensed brands as compared to our owned brands. Further, we experienced increased promotional activity, markdowns and shipping costs in our retail segments.

Gross profit decreased $20.8 million, or 4.5%, to $440.0 million for the first half of 2008, as compared to $460.8 million in the first half of last year. As a percent of net sales, our gross profit rate decreased to 39.2% in the first half of 2008, from 40.3% in the first half of last year. The decline in the gross profit rate for the first half of 2008 is due to the same factors listed above for the quarterly period.

Selling and Administrative Expenses
Selling and administrative expenses increased $5.2 million, or 2.4%, to $218.3 million for the second quarter of 2008, as compared to $213.1 million in the second quarter of last year. As a percent of net sales, selling and administrative expenses increased to 38.4% in the second quarter of 2008, from 37.0% in the second quarter of last year. Our retail segments experienced higher retail facilities and selling costs as a result of a higher store count.  In addition, there were several other factors impacting the comparison of the second quarters of 2008 and 2007, as follows:

•
Famous Footwear relocation costs – As previously described, we incurred charges of $9.7 million during the second quarter of 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges in the second quarter of 2007. See the “Recent Developments” section and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•
Earnings Enhancement Plan costs – During the second quarter of 2007, we incurred charges related to our Earnings Enhancement Plan initiatives of $5.7 million, with no corresponding charges during the second quarter of 2008. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

•	Cash-based incentive plan – We experienced lower expenses in the second quarter of 2008 related to our cash-based incentive plan of $3.9 million, reflecting lower anticipated payments under the plan.
•	Share-based incentive plan – We experienced lower expenses of $3.4 million in the second quarter of 2008 related to share-based incentive plans, reflecting lower anticipated payouts under these plans.
•
Credit card company settlement – During the second quarter of 2007, we recognized income of $1.0 million related to a nation-wide settlement with credit card companies, with no corresponding income during the second quarter of 2008.

Selling and administrative expenses decreased $4.2 million, or 1.0%, to $421.3 million for the first half of 2008, as compared to $425.5 million in the first half of last year. As a percent of net sales, selling and administrative expenses increased to 37.6% in the first half of 2008, from 37.2% in the first half of last year. We experienced higher retail facilities and selling costs due to a higher store count in our retail segments. This was partially offset by a decline in our Wholesale Operations segment selling costs. In addition, there were several other factors impacting the comparison of the first half of 2008 and 2007, as follows:

•
Famous Footwear relocation costs – As previously described, we incurred charges of $11.4 million during the first half of 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges in the first half of 2007. See the “Recent Developments” section and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•
Earnings Enhancement Plan costs – During the first half of 2007, we incurred charges related to our Earnings Enhancement Plan initiatives of $10.8 million, with no corresponding charges during the first half of 2008. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

•
Environmental insurance recoveries and charges – We recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of selling and administrative expenses during the first half of 2008, with no corresponding recoveries in the first half of 2007. See Note 13 to the condensed consolidated financial statements for additional information related to these recoveries.

•	Cash-based incentive plan costs – We experienced lower expenses related to our cash-based incentive plans of $5.8 million in the first half, reflecting lower anticipated payments under these plans.
•	Share-based incentive plan costs – We experienced lower expenses of $6.0 million in the first half related to share-based incentive plans, reflecting lower anticipated payouts under these plans.
•
Credit card company settlement – During the first half of 2007, we recognized income of $1.0 million related to a nation-wide settlement with credit card companies, with no corresponding income during the first half of 2008.

Interest Expense
Interest expense was $3.7 million in the second quarter of 2008, compared to $3.8 million in the second quarter of last year. Interest expense was $7.8 million in the first half of 2008, consistent with the first half of last year.

Income Tax Provision
Our consolidated effective tax rate was (21.9%) in the second quarter of 2008, as compared to 35.3% in the second quarter of last year. Our tax rate reflects a relatively higher mix of foreign earnings, which are subject to lower statutory tax rates. The continuing shift of our Far East operations to support our branded product business has resulted in greater cost deductibility in our higher-taxed jurisdictions. In addition, we recognized $0.9 million (net of $0.5 million federal tax impact) of income for state tax incentives related to our headquarters consolidation initiatives.

Our consolidated effective tax rate was 22.7% in the first half of 2008, as compared to 33.8% in the first half of last year, due to the higher mix of foreign earnings, which are taxed at lower rates, and the state tax incentives described above.

Net Earnings
Net earnings decreased $7.6 million, or 77.4%, to $2.2 million in the second quarter of 2008, as compared to $9.8 million in the second quarter of last year for the reasons discussed above.

Net earnings decreased $10.1 million, or 51.6%, to $9.4 million in the first half of 2008, as compared to $19.5 million in the first half of last year for the reasons discussed above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 2, 2008		August 4, 2007		August 2, 2008		August 4, 2007
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$326.2	100.0%	$316.1	100.0%	$645.0	100.0%	$641.4	100.0%
Cost of goods sold	180.5	55.3%	172.2	54.5%	362.2	56.2%	353.0	55.0%
Gross profit	145.7	44.7%	143.9	45.5%	282.8	43.8%	288.4	45.0%
Selling and administrative expenses	134.4	41.2%	124.9	39.5%	263.9	40.9%	248.4	38.8%
Operating earnings	$11.3	3.5%	$19.0	6.0%	$18.9	2.9%	$40.0	6.2%

Key Metrics
Same-store sales % change	(2.9)%		3.6%		(5.1)%		3.5%
Same-store sales $ change	$(9.0)		$10.3		$(32.0)		$20.2
Sales change from new and closed stores, net	$19.1		$13.1		$35.6		$26.2

Sales per square foot, excluding e-commerce	$42		$44		$83		$90
Square footage (thousand sq. ft.)	7,822		7,102		7,822		7,102

Stores opened	30		22		67		40
Stores closed	3		7		14		15
Ending stores	1,127		1,024		1,127		1,024

Net Sales
Net sales increased $10.1 million, or 3.2%, to $326.2 million in the second quarter of 2008, as compared to $316.1 million in the second quarter of last year. During the second quarter of 2008, we opened 30 new stores and closed three, resulting in 1,127 stores at the end of the second quarter as compared to 1,024 at the end of the second quarter of last year. Our higher store count led to the increase in overall net sales, but declines in customer traffic led to a same-store sales decline of 2.9%. Sales per square foot were $42, compared to $44 last year. Our customer loyalty program, Famous Rewards, continues to gain momentum, as approximately 58% of our net sales were made to our Famous Rewards members in the second quarter of 2008, compared to 53% in the second quarter of last year.

Net sales increased $3.6 million, or 0.6%, to $645.0 million in the first half of 2008, as compared to $641.4 million in the first half of last year due to a higher store count. Same-store sales decreased 5.1% for the first half of 2008 for the same reasons as those described above for the second quarter as well as the cooler than normal weather and early Easter experienced during the first quarter. Sales per square foot decreased to $83, from $90 a year ago.

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

Gross Profit
Gross profit increased $1.8 million, or 1.3%, to $145.7 million in the second quarter of 2008, as compared to $143.9 million in the second quarter of last year. The increase is due to our net sales growth as a result of a higher store count, partially offset by a decline in gross profit rate. As a percent of net sales, our gross profit rate was 44.7% in the second quarter of 2008, down from 45.5% in the second quarter of last year. The decrease in our rate was primarily a result of increased promotional activity as we sought to manage inventory and maintain market share during the quarter.

Gross profit decreased $5.6 million, or 1.9%, to $282.8 million in the first half of 2008, as compared to $288.4 million in the first half of last year, reflecting a lower gross profit rate. As a percent of net sales, our gross profit rate was 43.8% in the first half of 2008, down from 45.0% in the first half of last year. The decrease in our rate was primarily a result of increased promotional activity and higher markdowns as we moved to maintain fresh inventory.

Selling and Administrative Expenses
Selling and administrative expenses increased $9.5 million, or 7.7%, to $134.4 million for the second quarter of 2008, as compared to $124.9 million in the second quarter of last year. The increase was primarily attributable to the higher store count and higher sales volume, resulting in higher retail facilities and selling costs, as well as higher store pre-opening costs, partially offset by lower employee incentive plan costs. As a percent of net sales, selling and administrative expenses increased to 41.2% in the second quarter of 2008, from 39.5% in the second quarter of last year, reflecting the higher retail facilities and selling costs described above.

Selling and administrative expenses increased $15.5 million, or 6.2%, to $263.9 million for the first half of 2008, as compared to $248.4 million in the first half of last year. The year-to-date increase was also due to higher retail facilities and selling costs described above, higher store pre-opening costs, partially offset by lower employee incentive plan costs. As a percentage of net sales, selling and administrative expenses increased to 40.9% in the first half of 2008, from 38.8% in the first half of last year, reflecting the deleveraging of the higher expenses over the slightly higher net sales.

Operating Earnings
Operating earnings decreased $7.7 million, or 40.8%, to $11.3 million for the second quarter of 2008, as compared to $19.0 million in the second quarter of last year. The decrease in operating earnings reflects the difficult retail environment, our 2.9% same-store sales decline, higher retail facilities and selling expenses and a lower gross profit rate. As a percent of net sales, operating earnings declined to 3.5% in the second quarter of 2008, compared to 6.0% in the second quarter of last year, reflecting the above factors.

Operating earnings decreased $21.1 million, or 52.8%, to $18.9 million for the first half of 2008, as compared to $40.0 million in the first half of last year. The decrease in operating earnings was driven by our 5.1% same-store sales decline, higher retail facilities and selling expenses and a lower gross profit rate. As a percent of net sales, operating earnings declined to 2.9% in the first half of 2008, compared to 6.2% in the first half of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 2, 2008		August 4, 2007		August 2, 2008		August 4, 2007
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$180.1	100.0%	$198.4	100.0%	$357.7	100.0%	$379.2	100.0%
Cost of goods sold	128.7	71.5%	139.3	70.2%	252.2	70.5%	262.1	69.1%
Gross profit	51.4	28.5%	59.1	29.8%	105.5	29.5%	117.1	30.9%
Selling and administrative expenses	39.5	22.0%	46.2	23.3%	84.8	23.7%	91.2	24.1%
Equity in net loss of nonconsolidated affiliate	0.3	0.1%	–	–	0.4	0.1%	–	–
Operating earnings	$11.6	6.4%	$12.9	6.5%	$20.3	5.7%	$25.9	6.8%

Key Metrics
Unfilled order position at end of period	$274.1		$260.9

Net Sales
Net sales decreased $18.3 million, or 9.3%, to $180.1 million in the second quarter of 2008, as compared to $198.4 million in the second quarter of last year. The challenging retail environment softened demand for many of our brands as our retail partners sought to manage their inventories more tightly. In addition, we continued to reallocate resources away from lower-margin private label business. We experienced sales declines from our women’s specialty (composed of private brands and private label business), Dr. Scholl’s, Naturalizer and LifeStride divisions, which were partially offset by strong sales growth in our Franco Sarto, Etienne Aigner and Sam Edelman divisions.

Net sales decreased $21.5 million, or 5.7%, to $357.7 million in the first half of 2008, as compared to $379.2 million in the first half of last year. Sales declines in our women’s specialty, Naturalizer, LifeStride, Dr. Scholl’s and international divisions were partially offset by strong sales growth in our Franco Sarto, Etienne Aigner, Original Dr. Scholl’s and Sam Edelman divisions.

Gross Profit
Gross profit decreased $7.7 million, or 13.0%, to $51.4 million in the second quarter of 2008, as compared to $59.1 million in the second quarter of last year. As a percent of net sales, our gross profit rate decreased to 28.5% in the second quarter of 2008, from 29.8% in the second quarter of last year. The lower gross profit rate reflects increased markdowns to maintain fresh inventory and higher allowance provisions to our department store customers. The segment also experienced a change in sales mix from department store to lower margin mid-tier business and a higher mix of sales of lower margin licensed brands as compared to our owned brands.

Gross profit decreased $11.6 million, or 9.9%, to $105.5 million in the first half of 2008, as compared to $117.1 million in the first half of last year. As a percent of net sales, our gross profit rate decreased to 29.5% in the first half of 2008, from 30.9% in the first half of last year. The decline is due to the same factors as described above that impacted gross profit for the second quarter.

Selling and Administrative Expenses
Selling and administrative expenses decreased $6.7 million, or 14.4%, to $39.5 million for the second quarter of 2008, as compared to $46.2 million in the second quarter of last year. This decline reflects lower employee incentive plan costs of $3.7 million, lower marketing costs and the non-recurrence of $0.6 million of Earnings Enhancement Plan charges incurred during the second quarter of 2007.

As a percent of net sales, selling and administrative expenses decreased to 22.0% in the second quarter of 2008, from 23.3% in the second quarter of last year, as a result of the above listed factors.

Selling and administrative expenses decreased $6.4 million, or 7.0%, to $84.8 million for the first half of 2008, as compared to $91.2 million in the first half of last year. This decline reflects lower employee incentive plan costs of $4.8 million, the non-recurrence of $2.7 million of charges related to our Earnings Enhancement Plan initiatives incurred during the first half of 2007, partially offset by increased expenses due to additional trade show costs during the first half of 2008, as compared to the first half of last year.

As a percent of net sales, selling and administrative expenses decreased to 23.7% in the first half of 2008, from 24.1% in the first half of last year, as a result of the above listed factors.

Operating Earnings
Operating earnings decreased $1.3 million, or 10.0%, to $11.6 million for the second quarter of 2008, as compared to $12.9 million in the second quarter of last year, reflecting lower net sales and a lower gross profit rate, partially offset by a decline in selling and administrative expenses. As a percent of net sales, operating earnings declined to 6.4% in the second quarter of 2008, compared to 6.5% in the second quarter of last year, reflecting the above factors.

Operating earnings decreased $5.6 million, or 21.8%, to $20.3 million for the first half of 2008, as compared to $25.9 million in the first half of last year due to the same factors that impacted the second quarter. As a percent of net sales, operating earnings declined to 5.7% in the first half of 2008, compared to 6.8% in the first half of last year, reflecting the above factors.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 2, 2008		August 4, 2007		August 2, 2008		August 4, 2007
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$63.0	100.0%	$62.0	100.0%	$121.0	100.0%	$122.3	100.0%
Cost of goods sold	36.6	58.1%	34.0	54.8%	69.3	57.2%	67.0	54.8%
Gross profit	26.4	41.9%	28.0	45.2%	51.7	42.8%	55.3	45.2%
Selling and administrative expenses	29.5	46.9%	29.8	48.0%	59.5	49.2%	60.0	49.1%
Operating loss	$(3.1)	(5.0)%	$(1.8)	(2.8)%	$(7.8)	(6.4)%	$(4.7)	(3.9)%

Key Metrics
Same-store sales % change	(0.2)%		(1.3)%		(3.0)%		0.9%
Same-store sales $ change	$(0.1)		$(0.6)		$(2.5)		$0.8
Sales change from new and closed stores, net	$0.6		$(3.1)		$(0.2)		$(6.3)
Impact of changes in Canadian exchange rate on sales	$1.1		$0.8		$3.1		$0.9
Sales change of e-commerce subsidiary	$(0.6)		$5.4		$(1.7)		$11.0

Sales per square foot, excluding e-commerce subsidiary	$93		$91		$175		$174
Square footage (thousand sq. ft.)	470		465		470		465

Stores opened	6		4		14		4
Stores closed	2		5		3		15
Ending stores	295		279		295		279

Net Sales
Net sales increased $1.0 million, or 1.5%, to $63.0 million in the second quarter of 2008, as compared to $62.0 million in the second quarter of last year. Although we experienced a same-store sales decline of 0.2% in our retail stores and lower sales at Shoes.com, our e-commerce subsidiary, the stronger Canadian dollar exchange rate and a higher store count led to an overall increase in our level of net sales. Net sales at Shoes.com decreased $0.6 million, or 3.2%, to $16.8 million in the second quarter of 2008, as compared to $17.3 million in the second quarter of last year, reflecting both the challenging consumer environment and site performance issues due to our recent system platform conversion. We opened six new stores (including four new Naturalizer stores in China) and closed two during the second quarter of 2008, resulting in a total of 295 stores at the end of the second quarter of 2008, as compared to 279 at the end of the second quarter last year. Sales per square foot were $93, as compared to $91 last year.

Net sales decreased $1.3 million, or 1.1%, to $121.0 million in the first half of 2008, as compared to $122.3 million in the first half of last year. The decrease is due to a same-store sales decline of 3.0% in our retail stores and a reduction in net sales at Shoes.com, partially offset by a stronger Canadian dollar exchange rate. Net sales at Shoes.com decreased $1.7 million, or 5.0%, to $33.1 million in the first half of 2008, compared to $34.9 million in the first half of last year. Sales per square foot were $175, as compared to $174 last year.

Gross Profit
Gross profit decreased $1.6 million, or 5.8%, to $26.4 million in the second quarter of 2008, as compared to $28.0 million in the second quarter of last year, reflecting a lower gross profit rate. As a percent of net sales, our gross profit rate decreased to 41.9% in the second quarter of 2008, from 45.2% in the second quarter of last year. The decrease in our overall rate was due to increased promotional activity and higher markdowns to drive sales and maintain inventory freshness.

Gross profit decreased $3.6 million, or 6.5%, to $51.7 million in the first half of 2008, as compared to $55.3 million in the first half of last year, reflecting lower net sales and a lower rate. As a percentage of net sales, our gross profit rate decreased to 42.8% in the first half of 2008, from 45.2% in the first half of last year. Increased promotional activity and higher markdowns in our stores resulted in a decrease in our overall rate.

Selling and Administrative Expenses
Selling and administrative expenses decreased $0.3 million, or 0.8%, to $29.5 million for the second quarter of 2008, as compared to $29.8 million in the second quarter of last year. As a percent of net sales, selling and administrative expenses decreased to 46.9% in the second quarter of 2008, from 48.0% in the second quarter of last year, reflecting better leveraging of our expense base.

Selling and administrative expenses decreased $0.5 million, or 0.8%, to $59.5 million for first half of 2008, as compared to $60.0 million in the first half of last year. The decrease was primarily due to $0.3 million in Earnings Enhancement Plan costs incurred during the first half of 2007, with no corresponding charges during the first half of 2008. As a percent of net sales, selling and administrative expenses increased to 49.2% in the first half of 2008, from 49.1% in the first half of last year, reflecting deleveraging of the expense base over lower net sales.

Operating Earnings
Specialty Retail reported an operating loss of $3.1 million in the second quarter of 2008, as compared to an operating loss of $1.8 million in the second quarter of last year. The increase in our operating loss was attributable to a decline in the gross profit rate, partially offset by lower selling and administrative expenses.

Specialty Retail reported an operating loss of $7.8 million in the first half of 2008, as compared to an operating loss of $4.7 million in the first half of last year. Lower net sales and a decline in the gross profit rate, partially offset by lower selling and administrative expenses, resulted in an increase in our operating loss.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $14.8 million in the second quarter of 2008, as compared to costs of $12.3 million in the second quarter of last year. There were several factors impacting the $2.5 million variance, as follows:

•
Famous Footwear relocation costs – As previously described, we incurred charges of $9.7 million during the second quarter of 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges in the second quarter of 2007. See the “Recent Developments” section and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•
Earnings Enhancement Plan costs – During the second quarter of 2007, we incurred charges related to our Earnings Enhancement Plan initiatives of $5.1 million, with no corresponding charges during the second quarter of 2008. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

•
Share-based incentive plan costs – We experienced lower expenses of $1.6 million in the second quarter of 2008 related to share-based incentive plans, reflecting lower anticipated payouts under these plans.

•
Credit card company settlement – During the second quarter of 2007, we recognized income of $1.0 million related to a nation-wide settlement with credit card companies, with no corresponding income during the second quarter of 2008.

•
ERP implementation costs – As previously described, we incurred charges of $0.5 million during the second quarter of 2008, related to the early project stages of our implementation of an integrated ERP information technology system that will replace select existing internally developed and certain other third-party applications, with no corresponding charges during the first half of 2007. See the “Recent Developments” section for additional information.

•
Cash-based incentive plan costs – We experienced lower expenses related to our cash-based incentive plans of $0.2 million during the second quarter of 2008, reflecting lower anticipated payments under these plans.

•	Lower professional fees in the second quarter of 2008 compared to 2007.

Unallocated corporate administrative expenses and other costs, net of recoveries, were $13.0 million in the first half of 2008, compared to expenses of $25.8 million in the first half of last year. There were several factors impacting the $12.8 million variance, as follows:

•
Famous Footwear relocation costs – As previously described, we incurred charges of $11.4 million during the first half of 2008, related to the relocation and transition of our Famous Footwear division headquarters.

•
Environmental insurance recoveries and charges – We recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of selling and administrative expenses during the first half of 2008, with no corresponding recoveries in the first half of 2007. See Note 13 to the condensed consolidated financial statements for additional information related to these recoveries.

•
Earnings Enhancement Plan costs – During the first half of 2007, we incurred charges related to our Earnings Enhancement Plan initiatives of $7.8 million, with no corresponding charges during the first half of 2008. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

•
Share-based incentive plan costs – We experienced lower expenses of $2.8 million in the first half of 2008 related to share-based incentive plans, reflecting lower anticipated payouts under these plans.

•	Cash-based incentive plan costs – We experienced lower expenses related to our cash-based incentive plans of $1.2 million, reflecting lower anticipated payments under these plans.
•
Credit card company settlement – During the first half of 2007, we recognized income of $1.0 million related to a nation-wide settlement with credit card companies, with no corresponding income during the first half of 2008.

•
ERP implementation costs – As previously described, we incurred charges of $0.5 million during the first half of 2008, related to the early project stages of our implementation of an integrated ERP information technology system.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	August 2, 2008	August 4, 2007	Increase/ (Decrease)
Borrowings under revolving credit agreement	$–	$–	$–
Senior notes	150.0	150.0	–
Total debt	$150.0	$150.0	$–

Total debt obligations were $150.0 million at August 2, 2008, consistent with August 4, 2007. Our debt outstanding at August 2, 2008 and August 4, 2007 consisted only of our Senior Notes. Interest expense in the second quarter of 2008 was $3.7 million, compared to $3.8 million in the second quarter of last year.

Credit Agreement
We have a secured $350.0 million Amended and Restated Credit Agreement (the “Agreement”), which became effective July 21, 2004 and expires on July 21, 2009. The Agreement provides for a maximum line of credit of $350.0 million, subject to calculated borrowing base restrictions. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. Our obligations are secured by certain of our accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. The variable interest rate on borrowings is based on the LIBOR rate or the base rate, as defined. Furthermore, there is a fee payable on the unused amount of the facility. Certain covenants would be triggered if availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if availability falls below $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Agreement also contains certain other covenants and restrictions. As of August 2, 2008, we are in compliance with all covenants relating to the Agreement.

At August 2, 2008, we had no borrowings outstanding and $11.2 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $338.8 million as of August 2, 2008. We believe that our access to capital, including borrowing capacity under the Agreement, will be adequate to meet our expected operational needs, capital expenditure plans and provide liquidity for potential acquisitions.

Senior Notes
In 2005, we issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain restrictive covenants which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of August 2, 2008, we are in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	August 2, 2008	August 4, 2007	Increase/ (Decrease)

Net cash provided by operating activities	$63.9	$29.5	$34.4
Net cash used for investing activities	(37.8)	(28.6)	(9.2)
Net cash (used for) provided by financing activities	(20.6)	7.4	(28.0)
Effect of exchange rate changes on cash	(0.9)	2.4	(3.3)
Increase (decrease) in cash and cash equivalents	$4.6	$10.7	$(6.1)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was higher by $34.4 million, reflecting several factors:
•	a larger increase in trade accounts payable due to the timing and amount of our purchases and payments to vendors
•	an increase in the first half of 2008 in accrued expenses compared to a decline in the first half of last year due to lower annual incentive plan payouts accrued at the end of 2007, partially offset by
•	a larger increase in our inventory balance due to operating 119 more retail stores, and the timing and amount of purchases,
•	a smaller decrease in our receivables balance due to the timing of receipts, and
•	lower net earnings.

Cash used for investing activities was higher by $9.2 million as a result of increased purchases of property and equipment and capitalized software during the first half of 2008, compared to the first half of last year, related to the relocation of our Famous Footwear headquarters, our new and remodeled stores, logistics network and other infrastructure and information systems upgrades. At our retail divisions, we opened 81 stores during the first half of 2008, as compared to 44 in the first half of last year. In 2008, we expect purchases of property and equipment and capitalized software of approximately $85-$90 million, primarily for new stores, store remodeling, logistics network and other infrastructure and information technology systems upgrades, including ERP and non-ERP related systems.

The increase in cash used for financing activities of $28.0 million reflects lower borrowings under the revolving credit agreement and a decrease in proceeds from stock option exercises and related tax benefits on share-based plans.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 2, 2008	August 4, 2007	February 2, 2008

Working capital ($ millions)	$323.2	$ 336.0	$ 333.1

Current ratio	1.86:1	1.97:1	2.10:1

Total debt as a percentage of total capitalization	21.1%	21.1%	22.8%

Working capital at August 2, 2008, was $323.2 million, which was $9.9 million lower than at February 2, 2008 and $12.8 million lower than at August 4, 2007. Our current ratio, the relationship of current assets to current liabilities, decreased to 1.86 to 1 compared to 2.10 to 1 at February 2, 2008 and 1.97 to 1 at August 4, 2007. These declines compared to the second quarter end last year are primarily attributable to higher trade accounts payable and accrued expenses, partially offset by higher inventories. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, was 21.1% as of August 2, 2008, equal to the ratio as of August 4, 2007. At August 2, 2008, we had $64.4 million of cash and cash equivalents, most of which represented cash and cash equivalents of our Canadian and other foreign subsidiaries.

As described in Note 5 to the condensed consolidated financial statements, we initiated an Earnings Enhancement Plan in 2006 designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. As described in the “Recent Developments” section, during the first half of 2008 we announced plans to relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri during 2008 and implement an ERP information technology system beginning in 2008, to continue through 2011. We have completed a number of the initiatives identified under these plans and have several yet to complete, particularly in connection with the Famous Footwear division headquarters relocation and the implementation of an ERP information technology system. We believe we have adequate liquidity and cash flow to complete these remaining projects.

We paid dividends of $0.07 per share in both the second quarter of 2008 and the second quarter of 2007.

OFF BALANCE SHEET ARRANGEMENTS

At August 2, 2008, we were contingently liable for remaining lease commitments of approximately $1.9 million in the aggregate, which relate to former retail chains that were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current owners would have to default. At this time, we do not believe this is reasonably likely to occur.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, long-term debt, interest on long-term debt, obligations for our supplemental executive retirement plan and other postretirement benefits, minimum license commitments and borrowings under our revolving credit agreement. During the first half of 2008, operating lease commitments increased by $131 million, primarily due to new and renewed retail store leases, the signing of an operating lease for a new west coast distribution center, which is expected to be operational in mid-2009, and other equipment leases. There have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended February 2, 2008, other than those which occur in the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) the preliminary nature of estimates of the costs and benefits of strategic business transformation, which are subject to change as the Company makes decisions and refines these estimates over time; (ii) potential disruption to the Company’s business and operations as it implements the ERP application as well as the relocation of positions from its Madison, Wisconsin office to its St. Louis, Missouri headquarters; (iii) the timing and uncertainty of activities and costs related to redevelopment of the Company’s St. Louis, Missouri headquarters site as well as software implementation and business transformation; (iv) the Company’s ability to utilize its new information technology system to successfully execute its growth strategy; (v) intense competition within the footwear industry; (vi) rapidly changing consumer demands and fashion trends and purchasing patterns, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (vii) customer concentration and increased consolidation in the retail industry; (viii) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) the Company's ability to attract and retain licensors and protect its intellectual property; (x) the Company's ability to secure leases on favorable terms; (xi) the Company's ability to maintain relationships with current suppliers; (xii) the Company’s ability to successfully execute its international growth strategy; and (xiii) the uncertainties of pending litigation. The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 and Part II, Item 1A of this quarterly report, which information is incorporated by reference herein. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
It is the Chief Executive Officer's and Chief Financial Officer's ultimate responsibility to ensure we maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly, quarterly and annual results, an established system of internal controls and internal control reviews by our internal auditors.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 2, 2008, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the quarter ended August 2, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As announced in April 2008, we began relocating our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri during the first half of 2008. The relocation of the headquarters is intended to foster collaboration, increase our speed to market and strengthen our connection with consumers. This relocation of more than 250 positions continues to involve significant risks, including the risk of business disruption, which could negatively impact our performance and results of operations. As many of our Madison associates decided not to relocate after they were offered positions in St. Louis, we were required to hire and train many new associates.  Our business and results of operations could be adversely affected if we are not able to effectively implement our transition plan or successfully integrate our workforce. In addition, our estimates of the costs of this initiative are preliminary and actual costs, including costs of relocation, may vary significantly from our estimates.

We may face challenges related to the development of our new corporate headquarters.
We continue to work with developers to create a new headquarters in the next few years on a portion of our owned real estate in St. Louis, Missouri. As part of the redevelopment of our property, we anticipate that we will sell existing real estate and execute a lease for new office space on a portion of the property.  Our ability to do so is contingent upon many factors beyond our control, including general economic conditions and the ability of our development partners to access financing, and various governmental entities granting necessary permits, approvals and consents.  There can be no assurances that we will be able to monetize a portion of our owned real estate, nor that we will be able to avoid significant business interruption in the process of the redevelopment. While we plan to attempt to avail ourselves of financial incentives offered by governmental entities in connection with prospective job growth and the redevelopment, our ability to actually do so is subject to significant uncertainty and risks. If we are unable to qualify for such incentives, the cost to us of the redevelopment could be significantly higher than currently anticipated. In addition, significant uncertainty exists as to the timing of activities and costs related to the potential redevelopment of our headquarters site. As such, our current estimates of the gain on sale or costs of the redevelopment are preliminary and actual amounts could vary significantly from these estimates.

The implementation of our new enterprise resource planning system carries certain risks.
To support our growth strategy while streamlining and transforming day-to-day operations for our integrated business model, we are converting select existing internally-developed and certain other third-party applications to an integrated enterprise resource planning (ERP) information technology system provided by third-party vendors. The implementation of our ERP information technology system began during the summer of 2008 and will likely continue through 2011. The phased implementation will likely disrupt not only our information systems, but also a significant portion of our general office operations. While we believe the implementation of these systems will provide significant opportunity for us, such a major undertaking carries various risks and uncertainties that could cause actual results to differ materially. These include (i) the preliminary nature of estimates of the costs and benefits of strategic business transformation, which are subject to change as we make decisions and refine these estimates over time; (ii) potential disruption to our business and operations as we implement the ERP applications; (iii) the timing and uncertainty of activities related to software implementation and business transformation; (iv) the new software system’s ability to enable our successful execution of our growth strategy; and (v) the additional risk of unforeseen issues, interruptions and costs. If we are unable to successfully implement the ERP information technology system, it may have an adverse effect on our capital resources, financial condition, results of operations and liquidity.

Other than the additional risks above, no material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2008:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

May 4, 2008 – May 31, 2008	7,153	(2)	$15.53	(2)	–	2,500,000

June 1, 2008 – July 5, 2008	–		–		–	2,500,000

July 6, 2008 – August 2, 2008	–		–		–	2,500,000

Total	7,153	(2)	$15.53	(2)	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares have been repurchased; therefore, there were 2.5 million shares authorized to be purchased under the program as of August 2, 2008. Our repurchases of common stock are limited under our debt agreements.

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

The information in Item 4 of Part II of our Form 10-Q for the quarterly period ended May 3, 2008, is incorporated herein by reference.

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
10.1*
Restated Incentive and Stock Compensation Plan of 2002, as amended and restated through May 22, 2008, incorporated herein by reference to Exhibit A to the Company's definitive proxy statement dated April 11, 2008 and filed April 11, 2008.

†	10.1a*	Form of Incentive Stock Option Award Agreement for awards commencing May 2008 under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, filed herewith.
†	10.1b*	Form of Non-Qualified Stock Option Award Agreement for awards commencing May 2008 under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, filed herewith.
†	10.1c*	Form of Restricted Stock Award Agreement for employee awards commencing 2008 under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, filed herewith.
†	10.1d*	Form of Restricted Stock Award Agreement for non-employee director awards commencing 2008 under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, filed herewith.
†	10.1e*	Form of Performance Unit Award Agreement for awards commencing 2008 under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, filed herewith.
†	10.2*	Form of Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors for awards commencing 2008, filed herewith.
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan arrangements.
† Denotes exhibit is filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: September 10, 2008	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer