Form 10-Q
period 2008-11-01
BROWN SHOE CO INC
filed 2008-12-09
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 1, 2008

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐    No ☑

As of November 28, 2008, 42,322,537 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	November 1, 2008	November 3, 2007	February 2, 2008
Assets
Current assets
Cash and cash equivalents	$35,977	$79,932	$59,801
Receivables	99,615	96,800	116,873
Inventories	469,338	440,892	435,682
Income taxes	1,946	–	–
Prepaid expenses and other current assets	22,167	29,407	24,701
Total current assets	629,043	647,031	637,057

Other assets	105,184	104,846	96,797
Investment in nonconsolidated affiliate	6,472	7,066	6,641
Goodwill and intangible assets, net	211,008	215,628	217,382

Property and equipment	407,252	399,110	388,344
Allowance for depreciation	(251,471)	(253,310)	(246,380)
Net property and equipment	155,781	145,800	141,964
Total assets	$1,107,488	$1,120,371	$1,099,841

Liabilities and Shareholders' Equity
Current liabilities
Borrowings under revolving credit agreement	$24,000	$–	$15,000
Trade accounts payable	168,273	165,231	172,947
Accrued expenses	116,472	115,063	115,073
Income taxes	–	5,134	895
Total current liabilities	308,745	285,428	303,915

Other liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	44,676	39,640	41,415
Other liabilities	42,285	52,358	43,847
Total other liabilities	236,961	241,998	235,262

Minority interests	1,668	734	2,087

Shareholders' equity
Common stock	423	442	418
Additional paid-in capital	145,436	183,340	145,690
Accumulated other comprehensive income	6,463	22,295	15,598
Retained earnings	407,792	386,134	396,871
Total shareholders’ equity	560,114	592,211	558,577
Total liabilities and shareholders’ equity	$1,107,488	$1,120,371	$1,099,841
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$631,657	$645,546	$1,755,367	$1,788,465
Cost of goods sold	383,166	385,705	1,066,917	1,067,827
Gross profit	248,491	259,841	688,450	720,638
Selling and administrative expenses	235,764	217,021	657,050	642,484
Equity in net (earnings) loss of nonconsolidated affiliate	(198)	14	169	14
Operating earnings	12,925	42,806	31,231	78,140
Interest expense	(3,941)	(3,762)	(11,801)	(11,588)
Interest income	508	965	1,550	2,598
Earnings before income taxes and minority interests	9,492	40,009	20,980	69,150
Income tax benefit (provision)	852	(13,046)	(1,759)	(22,901)
Minority interests in net loss of consolidated subsidiaries	54	46	589	226
Net earnings	$10,398	$27,009	$19,810	$46,475

Basic earnings per common share	$0.25	$0.62	$0.48	$1.07

Diluted earnings per common share	$0.25	$0.61	$0.47	$1.04

Dividends per common share	$0.07	$0.07	$0.21	$0.21
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	November 1, 2008	November 3, 2007

Operating Activities
Net earnings	$19,810	$46,475
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30,228	26,445
Amortization of capitalized software	5,929	5,873
Amortization of intangibles	5,133	5,133
Amortization of debt issuance costs	1,110	1,110
Share-based compensation expense	967	7,517
Loss on disposal of facilities and equipment	933	1,003
Impairment charges for facilities and equipment	1,337	1,252
Deferred rent	3,261	1,615
Deferred income taxes	(525)	(913)
Provision for doubtful accounts	496	19
Minority interests	(589)	(226)
Foreign currency transaction losses (gains)	115	(119)
Undistributed loss of nonconsolidated affiliate	169	14
Changes in operating assets and liabilities:
Receivables	16,658	36,010
Inventories	(36,748)	(16,143)
Prepaid expenses and other current assets	2,023	3,723
Trade accounts payable	(4,208)	(21,203)
Accrued expenses	2,705	(32,048)
Income taxes	(2,818)	3,705
Other, net	(4,473)	(2,111)
Net cash provided by operating activities	41,513	67,131

Investing Activities
Purchases of property and equipment	(47,568)	(34,356)
Capitalized software	(13,593)	(4,404)
Cash recognized on initial consolidation of joint venture	–	980
Investment in nonconsolidated affiliate	–	(7,080)
Acquisition cost	–	(2,750)
Net cash used for investing activities	(61,161)	(47,610)

Financing Activities
Proceeds from borrowings under revolving credit agreement	369,000	135,000
Payments on borrowings under revolving credit agreement	(360,000)	(136,000)
Proceeds from stock options exercised	313	8,962
Tax benefit related to share-based plans	118	5,802
Dividends paid	(8,891)	(9,341)
Net cash provided by financing activities	540	4,423
Effect of exchange rate changes on cash	(4,716)	2,327
(Decrease) increase in cash and cash equivalents	(23,824)	26,271
Cash and cash equivalents at beginning of period	59,801	53,661
Cash and cash equivalents at end of period	$35,977	$79,932
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). This statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for the Company’s fiscal year 2008 financial statements. The Company has elected not to apply the fair value option to any of its financial instruments.

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

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 in fiscal year 2009. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements, but the impact is not expected to be material.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company plans to adopt SFAS No. 161 in fiscal year 2009.

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

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended November 1, 2008 and November 3, 2007:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

NUMERATOR
Net earnings	$10,398	$27,009	$19,810	$46,475

DENOMINATOR
Denominator for basic earnings per common share	41,547	43,688	41,516	43,494
Dilutive effect of unvested restricted stock and stock options	312	781	263	1,082
Denominator for diluted earnings per common share	41,859	44,469	41,779	44,576

Basic earnings per common share	$0.25	$0.62	$0.48	$1.07

Diluted earnings per common share	$0.25	$0.61	$0.47	$1.04

Options to purchase 1,438,879 and 447,367 shares of common stock for the thirteen-week periods and 1,419,754 and 183,743 for the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

Note 4	Comprehensive Income

Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended November 1, 2008 and November 3, 2007:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net earnings	$10,398	$27,009	$19,810	$46,475

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,341)	6,645	(9,746)	12,235
Unrealized gains (losses) on derivative instruments	274	(465)	720	(1,441)
Net gain from derivatives reclassified into earnings	(6)	(19)	(109)	(380)
	(8,073)	6,161	(9,135)	10,414
Comprehensive income	$2,325	$33,170	$10,675	$56,889

Note 5	Restructuring Charges

Headquarters Consolidation
During the first quarter of 2008, the Company announced plans to relocate its Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri.  The total costs to implement the transition are estimated to be approximately $30 million ($18 million on an after-tax basis, or $0.43 per diluted share). These costs include employee-related costs for relocation, severance, recruiting and retention, as well as lease exit, asset write-offs and other costs. The remaining costs are expected to be recognized during the fourth quarter. These estimates are preliminary and differences may arise between these estimates and actual costs. The Company incurred charges of $15.6 million ($9.5 million on an after-tax basis, or $0.23 per diluted share) and $27.0 million ($16.5 million on an after-tax basis, or $0.40 per diluted share) during the thirteen weeks and thirty-nine weeks ended November 1, 2008, respectively.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Lease Exit	Asset Write- Offs	Other	Total
Original charges and reserve balance	$1.1	$0.3	$–	$–	$0.2	$0.2	$1.8
Amounts settled in first quarter 2008	–	(0.3)	–	–	(0.2)	(0.1)	(0.6)
Reserve balance at May 3, 2008	$1.1	$–	$–	$–	$–	$0.1	$1.2
Additional charges in second quarter 2008	3.6	1.9	2.2	–	1.4	0.6	9.7
Amounts settled in second quarter 2008	(0.8)	(1.0)	(2.0)	–	(1.4)	(0.7)	(5.9)
Reserve balance at August 2, 2008	$3.9	$0.9	$0.2	$–	$–	$–	$5.0
Additional charges in third quarter 2008	2.1	5.2	2.4	3.9	1.8	0.2	15.6
Amounts settled in third quarter 2008	(2.7)	(3.4)	(2.0)	0.4	(1.8)	(0.1)	(9.6)
Reserve balance at November 1, 2008	$3.3	$2.7	$0.6	$4.3	$–	$0.1	$11.0

All of the costs recorded during 2008 were reflected within the Other segment as a component of selling and administrative expenses. During the thirteen weeks and thirty-nine weeks ended November 1, 2008, a tax benefit of $6.1 million and $10.5 million, respectively, were associated with the costs recorded. The write-off of assets are noncash items.

Earnings Enhancement Plan
During 2006, the Company initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. The Company incurred no charges during the thirty-nine weeks ended November 1, 2008, but incurred charges of $19.0 million ($12.4 million on an after-tax basis, or $0.28 per diluted share) and $6.3 million ($3.9 million on an after-tax basis, or $0.09 per diluted share) during 2007 and 2006, respectively.

The following is a summary of the activity in the reserve by category of costs:

($ millions)	Employee Severance	Facility & Lease Exits	Inventory Markdowns	Asset Write-Offs	Consulting Services	Other	Total
Original charges and reserve balance	$3.5	$(0.1)	$0.3	$1.2	$1.3	$0.1	$6.3
Amounts settled in 2006	(1.1)	(0.2)	(0.3)	(1.2)	(1.1)	(0.1)	(4.0)
Reserve balance at February 3, 2007	$2.4	$(0.3)	$–	$–	$0.2	$–	$2.3
Additional charges in 2007	8.2	2.6	–	0.3	6.3	1.6	19.0
Amounts settled in 2007	(8.7)	(1.9)	–	(0.3)	(5.8)	(0.9)	(17.6)
Reserve balance at February 2, 2008	$1.9	$0.4	$–	$–	$0.7	$0.7	$3.7
Amounts settled in first quarter 2008	(0.5)	(0.1)	–	–	(0.7)	(0.5)	(1.8)
Reserve balance at May 3, 2008	$1.4	$0.3	$–	$–	$–	$0.2	$1.9
Amounts settled in second quarter 2008	(0.4)	(0.2)	–	–	–	(0.2)	(0.8)
Reserve balance at August 2, 2008	$1.0	$0.1	$–	$–	$–	$–	$1.1
Amounts settled in third quarter 2008	(0.3)	(0.1)	–	–	–	–	(0.4)
Reserve balance at November 1, 2008	$0.7	$–	$–	$–	$–	$–	$0.7

The following is a summary of the charges by segment:

($ millions)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Charges in 2006	$–	$3.6	$1.1	$1.6	$6.3
Charges in 2007	–	4.2	3.8	11.0	19.0
Cumulative charges to date	$–	$7.8	$4.9	$12.6	$25.3

During the thirteen weeks ended November 3, 2007, the Company incurred charges of $4.5 million ($2.9 million on an after-tax basis, or $0.06 per diluted share) related to the plan: $3.2 million for employee severance, $0.6 million for consulting services, $0.4 million for facility and lease exits and $0.3 million for asset write-offs. Of the $4.5 million in costs recorded during the thirteen weeks ended November 3, 2007, $2.8 million was recorded in the Specialty Retail segment, $1.3 million was recorded in the Other segment and $0.4 million was recorded in the Wholesale Operations segment. The entire $4.5 million charge was reflected as a component of selling and administrative expenses. A tax benefit of $1.6 million was associated with this charge.

During the thirty-nine weeks ended November 3, 2007, the Company incurred charges of $15.3 million ($9.8 million on an after-tax basis, or $0.22 per diluted share) related to the plan: $6.9 million for employee severance, $5.4 million for consulting services, $2.2 million for facility and lease exits, $0.5 million for other items and $0.3 million for asset write-offs. Of the $15.3 million in costs recorded during the thirty-nine weeks ended November 3, 2007, $9.1 million was recorded in the Other segment, $3.1 million was recorded in the Wholesale Operations segment and $3.1 million was recorded in the Specialty Retail segment. The entire $15.3 million charge was reflected as a component of selling and administrative expenses. A tax benefit of $5.5 million was associated with this charge.

Of the cumulative costs recorded to date of $25.3 million, $25.0 million was reflected as a component of selling and administrative expenses and $0.3 million was reflected as a component of cost of goods sold. A tax benefit of $9.0 million was associated with the cumulative costs recorded to date.

Inventory markdowns and the write-off of assets are noncash items.

Note 6	Business Segment Information

Applicable business segment information is as follows for the periods ended November 1, 2008 and November 3, 2007:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended November 1, 2008

External sales	$362,667	$203,372	$65,618	$–	$631,657
Intersegment sales	462	53,594	–	–	54,056
Operating earnings (loss)	20,021	18,477	(3,015)	(22,558)	12,925
Operating segment assets	471,847	398,533	97,306	139,802	1,107,488

Thirteen Weeks Ended November 3, 2007

External sales	$361,027	$213,714	$70,805	$–	$645,546
Intersegment sales	446	44,728	–	–	45,174
Operating earnings (loss)	30,766	23,109	(1,944)	(9,125)	42,806
Operating segment assets	443,097	418,725	99,679	158,870	1,120,371

Thirty-nine Weeks Ended November 1, 2008

External sales	$1,007,680	$561,104	$186,583	$–	$1,755,367
Intersegment sales	1,576	134,386	–	–	135,962
Operating earnings (loss)	38,874	38,752	(10,813)	(35,582)	31,231

Thirty-nine Weeks Ended November 3, 2007

External sales	$1,002,464	$592,890	$193,111	$–	$1,788,465
Intersegment sales	1,502	119,156	–	–	120,658
Operating earnings (loss)	70,736	49,029	(6,658)	(34,967)	78,140

The Other segment includes unallocated corporate administrative and other costs and recoveries.

During the thirteen weeks and thirty-nine weeks ended November 1, 2008, operating earnings of the Other segment included charges related to the headquarters consolidation of $15.6 million and $27.0 million, respectively. Also included within operating earnings of the Other segment were environmental insurance recoveries, net of associated fees and costs, of $10.2 million during the thirty-nine weeks ended November 1, 2008 and information technology initiatives charges of $0.9 million and $1.4 million during the thirteen weeks and thirty-nine weeks ended November 1, 2008, respectively.

During the thirteen weeks and thirty-nine weeks ended November 3, 2007, operating earnings included expenses incurred in connection with the Company’s Earnings Enhancement Plan of $1.3 million and $9.1 million, $0.4 million and $3.1 million, and $2.8 million and $3.1 million for the Other segment, the Wholesale Operations segment and the Specialty Retail segment, respectively.

Following is a reconciliation of operating earnings to earnings before income taxes and minority interests:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Operating earnings	$12,925	$42,806	$31,231	$78,140
Interest expense	(3,941)	(3,762)	(11,801)	(11,588)
Interest income	508	965	1,550	2,598
Earnings before income taxes and minority interests	$9,492	$40,009	$20,980	$69,150

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	November 1, 2008	November 3, 2007	February 2, 2008

Famous Footwear	$6,279	$6,279	$6,279
Wholesale Operations	191,408	198,252	196,541
Specialty Retail	13,321	11,097	14,562
	$211,008	$215,628	$217,382

The change in goodwill and intangible assets between periods for the Wholesale Operations segment is primarily due to the amortization of our licensed and owned trademarks. The change for the Specialty Retail segment reflects an additional investment in Shoes.com of $3.9 million during the fourth quarter of 2007 as well as changes in the Canadian dollar exchange rate and amortization.

Note 8	Share-Based Compensation

During the third quarter of 2008, the Company granted 9,000 stock options to certain employees with a weighted-average exercise price and grant date fair value of $13.86 and $5.44, respectively.  These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years.  Compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company granted no performance share awards during the third quarter of 2008. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The performance share awards may pay out at a maximum of 200% of the target number of shares.  Compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company also granted 5,000 restricted shares with a weighted-average grant date fair value of $14.00 during the third quarter of 2008 to employees and directors. The restricted shares granted vest in four years and compensation expense will be recognized on a straight-line basis over the restriction period.

The Company recognized share-based compensation expense of $1.3 million and $1.8 million during the thirteen weeks and $1.0 million and $7.5 million during the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

The Company issued 9,906 and 537,576 shares of common stock during the thirteen weeks and thirty-nine weeks ended November 1, 2008, respectively, for stock options exercised, restricted stock grants and 2005 stock performance award payouts. During the thirteen weeks and thirty-nine weeks ended November 1, 2008, the Company cancelled 16,063 and 46,376 shares, respectively, of common stock for restricted stock awards as a result of forfeitures.

Note 9	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Service cost	$1,992	$2,038	$–	$–
Interest cost	2,722	2,667	64	64
Expected return on assets	(4,683)	(4,484)	–	–
Settlement cost	65	–	–	–
Special termination benefits	3	–	–	–
Amortization of:
Actuarial loss (gain)	57	111	(2)	(3)
Prior service (income) cost	(6)	91	–	–
Net transition asset	(35)	(50)	–	–
Total net periodic benefit cost	$115	$373	$62	$61

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Service cost	$5,979	$6,107	$–	$–
Interest cost	8,175	7,985	193	193
Expected return on assets	(14,062)	(13,428)	–	–
Settlement cost	204	1,200	–	–
Special termination benefits	9	–	–	–
Amortization of:
Actuarial loss (gain)	174	328	(7)	(8)
Prior service (income) cost	(17)	274	–	–
Net transition asset	(111)	(140)	–	–
Total net periodic benefit cost	$351	$2,326	$186	$185

Note 10	Long-Term and Short-Term Financing Arrangements

Credit Agreement
The Company has a secured $350.0 million Amended and Restated Credit Agreement (the “Agreement”), which became effective July 21, 2004 and expires on July 21, 2009. The Agreement provides for a maximum line of credit of $350.0 million, subject to calculated borrowing base restrictions. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. The Company’s obligations are secured by certain of its accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. The variable interest rate on borrowings is based on the LIBOR rate or the base rate, as defined. Furthermore, there is a fee payable on the unused amount of the facility. Certain covenants would be triggered if availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if availability falls below $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1, the Company would be in default. The Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of November 1, 2008.

At November 1, 2008, the Company had $24.0 million in borrowings outstanding and $14.8 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $311.2 million as of November 1, 2008.

Senior Notes
In April 2005, the Company issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions, with which the Company was in compliance as of November 1, 2008.

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

Cash Equivalents
The Company periodically has cash equivalents consisting of short-term money market funds backed by U.S. Treasury securities. The primary objective of our short-term investment activities is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These derivatives, designated as cash flow hedges, are used primarily to hedge the variability of cash flows paid for certain operating expenses and procurement of footwear from foreign countries. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements are, however, major international financial institutions with an investment grade or better credit rating, and the risk of loss due to nonperformance is believed to be minimal. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2).

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 1, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3

Assets
Derivative financial instruments, net	$298	$–	$298	$–

Note 12	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in fall 2007 and Via Spiga footwear over the next several years. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks and thirty-nine weeks ended November 1, 2008, the Company, through its consolidated subsidiary, B&H Footwear, sold $2.2 million and $4.2 million, respectively, of Naturalizer footwear on a wholesale basis to Hongguo, with $1.8 million in sales during the thirteen weeks and thirty-nine weeks ended November 3, 2007.

Edelman Shoe, Inc.
During 2007, the Company acquired a 42.5% equity interest in Edelman Shoe, Inc. (“Edelman Shoe”), which is a privately held company operated by Sam and Libby Edelman. A consolidated subsidiary of the Company sells footwear to Edelman Shoe on a wholesale basis, which is then sold by Edelman Shoe to department stores and independent specialty stores across the country.  During the thirteen weeks and thirty-nine weeks ended November 1, 2008, this consolidated subsidiary of the Company sold $3.7 million and $9.7 million, respectively, of footwear on a wholesale basis to Edelman Shoe, with no corresponding sales during the thirteen weeks or thirty-nine weeks ended November 3, 2007. Subsequent to November 1, 2008, the Company increased its investment in Edelman Shoe. See Note 15 to the condensed consolidated financial statements for additional information.

OgilvyOne LLC
Prior to 2008, the Company used OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of Ogilvy North America and OgilvyOne N.A., both of which are affiliates of Ogilvy. Charges of $0.1 million and $1.0 million were incurred during the thirteen weeks and thirty-nine weeks ended November 3, 2007, respectively, with no charges incurred during 2008 with Ogilvy. These charges were reflected as a component of selling and administrative expenses on the condensed consolidated statements of earnings and as a component of accrued expenses on the condensed consolidated balance sheets.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. Based on the results of ongoing testing and the study of remediation alternatives by the Company’s environmental consultants, the Company submitted, in 2006, to the Colorado authorities a supplement to its former remediation plan, setting forth a long-term remediation plan and extending the time period the Company expects to perform certain remediation activities. Accordingly, a charge of $5.6 million was recorded in 2006, the majority of which represented the estimated discounted costs to complete the on-site remediation. The liability for the on-site remediation, $5.3 million, was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $21.4 million. The Company expects to spend approximately $0.2 million in each of the next five succeeding years and $20.4 million thereafter related to the on-site remediation. During the thirteen weeks and thirty-nine weeks ended November 1, 2008, the Company recorded no expense related to this remediation, other than the accretion of interest expense.

The cumulative expenditures for both on-site and off-site remediations through November 1, 2008 are $20.6 million. As discussed further below, the Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at November 1, 2008, is $7.7 million, of which $1.2 million is included in accrued expenses and $6.5 million is accrued within other liabilities. Of the total $7.7 million reserve, $5.4 million is for on-site remediation and $2.3 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 16 years. The Company has an accrued liability of $1.9 million at November 1, 2008, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.7 million. The Company expects to spend approximately $0.2 million in each of the next five successive years and $1.7 million thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $9.6 million as of November 1, 2008, to complete the cleanup, maintenance and monitoring at all sites. Of the $9.6 million liability, $1.4 million is included in accrued expenses and $8.2 million is included in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

In connection with the Redfield environmental remediation and class action litigation discussed above, the Company sued a number of its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. During 2006, the Company reached agreements with certain of those insurers to resolve the coverage claims arising out of the Redfield site and recorded income related to these recoveries of $7.3 million, net of related legal fees, as a reduction of selling and administrative expenses. Prior to a trial of that action, during the first quarter of 2008, the Company reached settlements with all insurers remaining in the case for total insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of selling and administrative expenses. As a result of these settlements, all claims among the parties have been dismissed. In addition, the Company filed a contribution action in Colorado State Court against the Colorado Department of Transportation (CDOT), which owns and operates a facility adjacent to the Redfield site. On April 14, 2008, the Supreme Court of Colorado reversed the trial court’s and Court of Appeal’s rulings, which had rejected CDOT’s attempts to have the Company’s cost recovery suit dismissed on legal grounds. As a result, only one claim related to a small ancillary part of the Company’s remediation efforts was allowed to go forward, and the Company has since reached an agreement to settle for a minimal payment by CDOT, and the case has been dismissed.

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

At November 1, 2008, the Company was contingently liable for remaining lease commitments of approximately $1.7 million in the aggregate, which relate to former retail chains that were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default. The Company does not believe this is reasonably likely to occur.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF NOVEMBER 1, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$19,145	$16,832	$–	$35,977
Receivables	70,512	2,729	26,374	–	99,615
Inventories	56,944	409,510	2,884	–	469,338
Income taxes	4,365	(1,800)	(619)	–	1,946
Prepaid expenses and other current assets	11,127	9,913	1,127	–	22,167
Total current assets	142,948	439,497	46,598	–	629,043
Other assets	276,388	28,708	11,096	–	316,192
Investment in nonconsolidated affiliate	–	–	6,472	–	6,472
Property and equipment, net	31,119	120,613	4,049	–	155,781
Investment in subsidiaries	682,758	73,622	–	(756,380)	–
Total assets	$1,133,213	$662,440	$68,215	$(756,380)	$1,107,488

Liabilities and Shareholders’ Equity
Current liabilities
Borrowings under revolving credit agreement	$24,000	$–	$–	$–	$24,000
Trade accounts payable	27,396	119,972	20,905	–	168,273
Accrued expenses	52,199	60,305	3,968	–	116,472
Income taxes	–	–	–	–	–
Total current liabilities	103,595	180,277	24,873	–	308,745
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	60,741	26,040	180	–	86,961
Intercompany payable (receivable)	258,763	(226,635)	(32,128)	–	–
Total other liabilities	469,504	(200,595)	(31,948)	–	236,961
Minority interests	–	–	1,668	–	1,668
Shareholders’ equity	560,114	682,758	73,622	(756,380)	560,114
Total liabilities and shareholders’ equity	$1,133,213	$662,440	$68,215	$(756,380)	$1,107,488

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED NOVEMBER 1, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$182,201	$434,114	$70,069	$(54,727)	$631,657
Cost of goods sold	137,454	241,606	58,833	(54,727)	383,166
Gross profit	44,747	192,508	11,236	–	248,491
Selling and administrative expenses	55,723	175,858	4,183	–	235,764
Equity in net earnings of nonconsolidated affiliate	–	–	(198)	–	(198)
Equity in (earnings) loss of subsidiaries	(16,476)	(7,404)	–	23,880	–
Operating earnings (loss)	5,500	24,054	7,251	(23,880)	12,925
Interest expense	(3,939)	–	(2)	–	(3,941)
Interest income	8	160	340	–	508
Intercompany interest income (expense)	1,324	(1,573)	249	–	–
Earnings before income taxes and minority interests	2,893	22,641	7,838	(23,880)	9,492
Income tax benefit (provision)	7,505	(6,165)	(488)	–	852
Minority interests in net loss of consolidated subsidiaries	–	–	54	–	54
Net earnings (loss)	$10,398	$16,476	$7,404	$(23,880)	$10,398

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$463,667	$1,211,236	$217,837	$(137,373)	$1,755,367
Cost of goods sold	349,318	672,760	182,212	(137,373)	1,066,917
Gross profit	114,349	538,476	35,625	–	688,450
Selling and administrative expenses	131,169	504,332	21,549	–	657,050
Equity in net loss of nonconsolidated affiliate	–	–	169	–	169
Equity in (earnings) loss of subsidiaries	(35,373)	(15,009)	–	50,382	–
Operating earnings (loss)	18,553	49,153	13,907	(50,382)	31,231
Interest expense	(11,801)	–	–	–	(11,801)
Interest income	89	567	894	–	1,550
Intercompany interest income (expense)	4,187	(4,965)	778	–	–
Earnings before income taxes and minority interests	11,028	44,755	15,579	(50,382)	20,980
Income tax benefit (provision)	8,782	(9,382)	(1,159)	–	(1,759)
Minority interests in net loss of consolidated subsidiaries	–	–	589	–	589
Net earnings (loss)	$19,810	$35,373	$15,009	$(50,382)	$19,810

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(6,763)	$24,940	$23,336	$–	$41,513

Investing activities
Purchases of property and equipment	(3,763)	(43,037)	(768)	–	(47,568)
Capitalized software	(10,886)	(2,625)	(82)	–	(13,593)
Net cash used for investing activities	(14,649)	(45,662)	(850)	–	(61,161)

Financing activities
Proceeds from borrowings under revolving credit agreement	369,000	–	–	–	369,000
Payments on borrowings under revolving credit agreement	(360,000)	–	–	–	(360,000)
Proceeds from stock options exercised	313	–	–	–	313
Tax benefit related to share-based plans	118	–	–	–	118
Dividends (paid) received	(8,891)	7,105	(7,105)	–	(8,891)
Intercompany financing	20,872	13,461	(34,333)	–	–
Net cash provided by (used for) financing activities	21,412	20,566	(41,438)	–	540
Effect of exchange rate changes on cash	–	(4,716)	–	–	(4,716)

Decrease in cash and cash equivalents	–	(4,872)	(18,952)	–	(23,824)
Cash and cash equivalents at beginning of period	–	24,017	35,784	–	59,801
Cash and cash equivalents at end of period	$–	$19,145	$16,832	$–	$35,977

CONDENSED CONSOLIDATING BALANCE SHEET AS OF FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$24,017	$35,784	$–	$59,801
Receivables	59,186	5,835	51,852	–	116,873
Inventories	80,009	353,951	1,722	–	435,682
Prepaid expenses and other current assets	18,578	5,803	320	–	24,701
Total current assets	157,773	389,606	89,678	–	637,057
Other assets	273,448	29,750	10,981	–	314,179
Investment in nonconsolidated affiliate	–	–	6,641	–	6,641
Property and equipment, net	29,887	108,055	4,022	–	141,964
Investment in subsidiaries	656,032	68,286	7,498	(731,816)	–
Total assets	$1,117,140	$595,697	$118,820	$(731,816)	$1,099,841

Liabilities and Shareholders’ Equity
Current liabilities
Borrowings under revolving credit agreement	$15,000	$–	$–	$–	$15,000
Trade accounts payable	33,883	94,702	44,362	–	172,947
Accrued expenses	62,264	58,666	(5,857)	–	115,073
Income taxes	850	523	(478)	–	895
Total current liabilities	111,997	153,891	38,027	–	303,915
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	58,674	26,180	408	–	85,262
Intercompany payable (receivable)	237,892	(240,096)	2,204	–	–
Total other liabilities	446,566	(213,916)	2,612	–	235,262
Minority interests	–	–	2,087	–	2,087
Shareholders’ equity	558,577	655,722	76,094	(731,816)	558,577
Total liabilities and shareholders’ equity	$1,117,140	$595,697	$118,820	$(731,816)	$1,099,841

CONDENSED CONSOLIDATING BALANCE SHEET AS OF NOVEMBER 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$21,000	$20,473	$38,459	$–	$79,932
Receivables	68,926	3,873	24,001	–	96,800
Inventories	57,161	383,020	711	–	440,892
Prepaid expenses and other current assets	5,999	21,622	1,786	–	29,407
Total current assets	153,086	428,988	64,957	–	647,031
Other assets	282,534	37,357	583	–	320,474
Investment in nonconsolidated affiliate	–	–	7,066	–	7,066
Property and equipment, net	30,092	112,424	3,284	–	145,800
Investment in subsidiaries	630,700	40,107	–	(670,807)	–
Total assets	$1,096,412	$618,876	$75,890	$(670,807)	$1,120,371

Liabilities and Shareholders’ Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$–	$–	$–	$–
Trade accounts payable	21,207	117,840	26,184	–	165,231
Accrued expenses	48,735	62,068	4,260	–	115,063
Income taxes	2,061	291	2,782	–	5,134
Total current liabilities	72,003	180,199	33,226	–	285,428
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	63,146	28,617	235	–	91,998
Intercompany payable (receivable)	219,052	(220,302)	1,250	–	–
Total other liabilities	432,198	(191,685)	1,485	–	241,998
Minority interests	–	(338)	1,072	–	734
Shareholders’ equity	592,211	630,700	40,107	(670,807)	592,211
Total liabilities and shareholders’ equity	$1,096,412	$618,876	$75,890	$(670,807)	$1,120,371

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED NOVEMBER 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$172,829	$418,740	$98,350	$(44,373)	$645,546
Cost of goods sold	126,893	221,550	81,635	(44,373)	385,705
Gross profit	45,936	197,190	16,715	–	259,841
Selling and administrative expenses	40,829	162,902	13,290	–	217,021
Equity in net loss of nonconsolidated affiliate	–	–	14	–	14
Equity in (earnings) loss of subsidiaries	(25,049)	(7,199)	–	32,248	–
Operating earnings (loss)	30,156	41,487	3,411	(32,248)	42,806
Interest expense	(3,749)	(8)	(5)	–	(3,762)
Interest income	425	242	298	–	965
Intercompany interest income (expense)	1,266	(1,722)	456	–	–
Earnings before income taxes and minority interests	28,098	39,999	4,160	(32,248)	40,009
Income tax benefit (provision)	(1,089)	(12,726)	769	–	(13,046)
Minority interests in net loss of consolidated subsidiaries	–	–	46	–	46
Net earnings (loss)	$27,009	$27,273	$4,975	$(32,248)	$27,009

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$470,586	$1,160,154	$281,409	$(123,684)	$1,788,465
Cost of goods sold	343,709	619,161	228,641	(123,684)	1,067,827
Gross profit	126,877	540,993	52,768	–	720,638
Selling and administrative expenses	136,274	467,246	38,964	–	642,484
Equity in net loss of nonconsolidated affiliate	–	–	14	–	14
Equity in (earnings) loss of subsidiaries	(58,203)	(20,222)	–	78,425	–
Operating earnings (loss)	48,806	93,969	13,790	(78,425)	78,140
Interest expense	(11,562)	(9)	(17)	–	(11,588)
Interest income	675	654	1,269	–	2,598
Intercompany interest income (expense)	3,892	(5,214)	1,322	–	–
Earnings before income taxes and minority interests	41,811	89,400	16,364	(78,425)	69,150
Income tax benefit (provision)	4,664	(27,097)	(468)	–	(22,901)
Minority interests in net loss of consolidated subsidiaries	–	–	226	–	226
Net earnings (loss)	$46,475	$62,303	$16,122	$(78,425)	$46,475

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(10,800)	$58,719	$20,748	$(1,536)	$67,131

Investing activities
Purchases of property and equipment	(1,933)	(31,742)	(681)	–	(34,356)
Capitalized software	(3,453)	(850)	(101)		(4,404)
Cash recognized on initial consolidation of joint venture	–	–	980	–	980
Investment in joint venture	–	–	–	–	–
Investment in nonconsolidated affiliate	–	–	(7,080)	–	(7,080)
Acquisition cost	–	(2,750)	–	–	(2,750)
Net cash used for investing activities	(5,386)	(35,342)	(6,882)	–	(47,610)

Financing activities
Proceeds from borrowings under revolving credit agreement	135,000	–	–	–	135,000
Payments on borrowings under revolving credit agreement	(136,000)	–	–	–	(136,000)
Proceeds from stock options exercised	8,962	–	–	–	8,962
Tax benefit related to share-based plans	5,802	–	–	–	5,802
Dividends (paid) received	(9,341)	30,007	(30,007)	–	(9,341)
Intercompany financing	32,763	(50,778)	16,479	1,536	–
Net cash provided by (used for) financing activities	37,186	(20,771)	(13,528)	1,536	4,423
Effect of exchange rate changes on cash	–	2,327	–	–	2,327

Increase in cash and cash equivalents	21,000	4,933	338	–	26,271
Cash and cash equivalents at beginning of period	–	15,540	38,121	–	53,661
Cash and cash equivalents at end of period	$21,000	$20,473	$38,459	$–	$79,932

Note 15	Subsequent Event

On November 3, 2008, the Company invested an additional $4.0 million in Edelman Shoe, Inc., acquiring 7.5% of the outstanding stock, bringing the Company’s total equity interest to 50%. The Company has an option to buy the remaining interest in the future.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Worldwide economic conditions continued to slow considerably in many countries and regions, including the United States, during the third quarter of 2008. Our retail and wholesale businesses continue to be affected by reductions in consumer spending and the challenging economic climate. We anticipate that business will remain difficult through 2009; therefore, we remain focused on managing effectively the fundamentals that we control, including: managing inventory, tightening control over expenses and continually evaluating our planned capital expenditures. Additionally, we have taken advantage of this downturn to further our strategic initiatives to better position our business for the time when the consumer returns, including the continued investment in brands and other portions of our business that are generating strong returns and driving our future growth. We made progress during the third quarter on a number of these key initiatives, including activities related to our headquarters consolidation and our information technology initiatives, which are described further below.

The following is a summary of the financial highlights for the third quarter:

•
Consolidated net sales declined $13.8 million, or 2.2%, to $631.7 million for the third quarter of 2008, as compared to $645.5 million for the third quarter of last year. Net sales of our Wholesale Operations and Specialty Retail segments decreased by $10.3 million and $5.2 million, respectively, which was partially offset by an increase in net sales of our Famous Footwear segment of $1.7 million.

•
Operating earnings declined 69.8% to $12.9 million in the third quarter of 2008, compared to $42.8 million in the third quarter of last year, which represented a decrease of 460 basis points as a percent of net sales.

•	Net earnings were $10.4 million, or $0.25 per diluted share, in the third quarter of 2008, compared to $27.0 million, or $0.61 per diluted share, in the third quarter of last year.

There were several items that impacted our third quarter results in 2008 and 2007 that should be considered in evaluating the comparability of our results. These items include:

•
Headquarters consolidation costs – We incurred charges of $15.6 million ($9.5 million on an after-tax basis, or $0.23 per diluted share) during the third quarter of 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges in the third quarter of last year. These costs include employee-related costs for relocation, severance, recruiting and retention, as well as lease exit, asset write-offs and other costs. See the “Recent Developments” section that follows and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•
Earnings Enhancement Plan costs – During the third quarter of last year, we incurred charges related to our Earnings Enhancement Plan initiatives of $4.5 million ($2.9 million on an after-tax basis, or $0.06 per diluted share), with no corresponding charges during the third quarter of 2008. The plan was designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

•
Cash-based employee incentive plan costs – Our selling and administrative expenses were higher by $1.1 million during the third quarter of 2008, as compared the third quarter of last year, due to the timing of changes in our accruals for expected payments under our cash-based employee incentive plans.

•
Information technology initiatives costs – We incurred charges of $0.9 million ($0.6 million on an after-tax basis, or $0.01 per diluted share) during the third quarter of 2008, related to the early project stages of our implementation of an integrated enterprise resource planning (ERP) information technology system that will replace select existing internally developed and certain other third-party applications, with no corresponding charges during the third quarter of last year. See the “Recent Developments” section that follows for additional information related to these charges.

•
Share-based incentive plan costs – As a result of our lower operating results, our share-based compensation expense was lower by $0.5 million in the third quarter of 2008, as compared to the third quarter of last year. The lower expense reflects lower expected payout percentages on our stock performance plans.

Following is a summary of our operating results in the third quarter of 2008 and the status of our balance sheet:

•
Our Famous Footwear segment’s net sales increased 0.5% to $362.7 million in the third quarter of 2008, compared to $361.0 million in the third quarter of last year. A higher store count led to the increase in overall net sales, but declines in customer traffic led to a same-store sales decline of 5.0%. Operating earnings decreased 34.9% to $20.0 million in the third quarter of 2008, as compared to $30.8 million in the third quarter of last year, driven by higher retail facilities and selling costs from our higher store count. In addition, we experienced a lower gross profit rate as a result of our increased promotional activity and higher shipping costs on our home delivery business. As a percent of net sales, operating earnings decreased to 5.5% in the third quarter of 2008, as compared to 8.5% in the same period last year.

•
Our Wholesale Operations segment’s net sales decreased 4.8% to $203.4 million in the third quarter of 2008, compared to $213.7 million in the third quarter of last year. The challenging retail environment softened demand for many of our brands and we continued to reallocate resources away from lower-margin private label business. A lower mix of department store sales, a higher mix of sales of lower-margin licensed brands as compared to our owned brands and increased markdown and allowance provisions led to a lower gross profit rate. Operating earnings decreased 20.0% to $18.5 million in the third quarter of 2008, compared to $23.1 million in the third quarter of last year, as a result of the decline in net sales and our gross profit rate. As a percent of net sales, operating earnings decreased to 9.1% in the third quarter of 2008, compared to 10.8% in the same period last year.

•
Our Specialty Retail segment’s net sales decreased 7.3% to $65.6 million in the third quarter of 2008, compared to $70.8 million in the third quarter of last year. We experienced a same-store sales decline of 6.7% in our retail stores, a decline in the Canadian dollar exchange rate and lower sales at Shoes.com. Our operating loss increased to $3.0 million in the third quarter of 2008, compared to $1.9 million in the third quarter of last year due to a decline in net sales and gross profit rate, partially offset by lower selling and administrative expenses due to the non-recurrence of charges associated with the relocation of our Shoes.com administrative office from Los Angeles, California to St. Louis, Missouri last year.

Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, was 23.7% at November 1, 2008, compared to 22.8% at February 2, 2008 and 20.2% at November 3, 2007. Our current ratio, the relationship of current assets to current liabilities, was 2.04 to 1 at November 1, 2008, compared to 2.10 to 1 at February 2, 2008 and 2.27 to 1 at November 3, 2007. Inventories at quarter-end were $469.3 million, up from $440.9 million last year.

Recent Developments

Subsequent Event – Additional Investment in Edelman Shoe, Inc.
On November 3, 2008, the Company invested an additional $4.0 million in Edelman Shoe, Inc., acquiring 7.5% of the outstanding stock, bringing the Company’s total equity interest to 50%. The Company has an option to buy the remaining interest in the future. See Note 12 to the condensed consolidated financial statements for additional information regarding related party transactions with Edelman Shoe, Inc. during the third quarter and first nine months of 2008.

Headquarters Consolidation
During the first quarter of 2008, we announced plans to relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. Although the final stages of our transition efforts are still ongoing, we have all of our team in place in St. Louis. The relocation of the division is intended to foster collaboration, increase our speed to market and strengthen our connection with consumers. The total costs to implement the transition are estimated to be approximately $30 million ($18 million on an after-tax basis, or $0.43 per diluted share). These costs include employee-related costs for relocation, severance, recruiting and retention, as well as lease exit, asset write-offs and other costs. The remaining costs are expected to be recognized during the fourth quarter. These estimates are preliminary and differences may arise between these estimates and the actual costs. We incurred charges of $15.6 million ($9.5 million on an after-tax basis, or $0.23 per diluted share) and $27.0 million ($16.5 million on an after-tax basis, or $0.40 per diluted share) during the third quarter and the first nine months of 2008, respectively. See Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Under various state economic development programs, we are collaborating with public partners to receive eligible incentives related to training, job creation and the redevelopment of our St. Louis, Missouri property. During the third quarter and the first nine months of 2008, we recognized $0.5 million, net of federal tax of $0.3 million, and $1.4 million, net of federal tax of $0.8 million, respectively, related to state tax incentives for these initiatives.

We previously announced our intent to work with public and private partners over the next few years on the redevelopment of our 12-acre property in St. Louis, Missouri into a mixed-use project with office, retail and residential facilities, including a new, more efficient headquarters for the Brown Shoe of the future. Due to the current economic conditions, we have indefinitely paused our redevelopment plans.

Information Technology Initiatives
During the second quarter of 2008, we announced plans to implement an integrated ERP information technology system provided by third-party vendors. We will utilize an industry specific ERP information technology system solution to support our supply chain. The ERP information technology system will replace select existing internally developed and certain other third-party applications, and is expected to support our growth strategy while streamlining and transforming day-to-day operations for our integrated business model. We anticipate the implementation will enhance our profitability and deliver increased shareholder value through improved management and execution of our business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and is expected to continue through 2011. We incurred charges of $0.9 million ($0.6 million on an after-tax basis, or $0.01 per diluted share) and $1.4 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) during the third quarter and the first nine months of 2008, respectively, related to the early project stages of our implementation of the these initiatives.

West Coast Distribution Center
During the first quarter of 2008, we entered into an operating lease for a new west coast distribution center for our retail operations. We believe this distribution center, which is currently under construction and is expected to be operational by our back-to-school season in 2009, will provide us with increased operating and freight efficiencies.

Following are the consolidated results and the results by segment for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3, 2007:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2008		November 3, 2007		November 1, 2008		November 3, 2007
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$631.7	100.0%	$645.5	100.0%	$1,755.4	100.0%	$1,788.5	100.0%
Cost of goods sold	383.2	60.7%	385.7	59.7%	1,066.9	60.8%	1,067.9	59.7%
Gross profit	248.5	39.3%	259.8	40.3%	688.5	39.2%	720.6	40.3%
Selling and administrative expenses	235.8	37.3%	217.0	33.7%	657.1	37.4%	642.5	35.9%
Equity in net (earnings) loss of nonconsolidated affiliate	(0.2)	–	–	–	0.2	–	–	–
Operating earnings	12.9	2.0%	42.8	6.6%	31.2	1.8%	78.1	4.4%
Interest expense	(3.9)	(0.6)%	(3.8)	(0.6)%	(11.8)	(0.7)%	(11.5)	(0.6)%
Interest income	0.5	0.1%	1.0	0.2%	1.6	0.1%	2.6	0.1%
Earnings before income taxes and minority interests	9.5	1.5%	40.0	6.2%	21.0	1.2%	69.2	3.9%
Income tax benefit (provision)	0.9	0.1%	(13.0)	(2.0)%	(1.8)	(0.1)%	(22.9)	(1.3)%
Minority interests in net loss of consolidated subsidiaries	–	–	–	–	0.6	–	0.2	–
Net earnings	$10.4	1.6%	$27.0	4.2%	$19.8	1.1%	$46.5	2.6%

Net Sales
Net sales decreased $13.8 million, or 2.2%, to $631.7 million in the third quarter of 2008, as compared to $645.5 million in the third quarter of last year. All segments were impacted by the challenging consumer environment. Our Wholesale Operations segment reported a $10.3 million decline in net sales, as our retail partners experienced the same business environment and sought to manage their inventories more tightly. In addition, we continued to reallocate resources away from lower-margin private label business. Our Specialty Retail segment’s net sales decreased by $5.2 million, reflecting a same-store sales decline of 6.7% in our retail stores, a weaker Canadian dollar exchange rate and a decline in net sales at Shoes.com. The net sales of our Famous Footwear segment increased by $1.7 million, reflecting a higher store count in the current period, partially offset by a same-store sales decline of 5.0%.

Net sales decreased $33.1 million, or 1.9%, to $1,755.4 million in the first nine months of 2008, as compared to $1,788.5 million in the first nine months of last year. The largest decline came from our Wholesale Operations segment, which reported a $31.8 million decline, as a result of the same issues described above for the third quarter. The net sales of our Specialty Retail segment declined by $6.5 million, due to a same-store sales decline of 4.3% in our retail stores and a reduction in net sales at Shoes.com, partially offset by a higher store count and a stronger Canadian dollar exchange rate. Our Famous Footwear segment’s net sales increased by $5.2 million, reflecting a higher store count in the current period, partially offset by a same-store sales decline of 5.1%.

Gross Profit
Gross profit decreased $11.3 million, or 4.4%, to $248.5 million for the third quarter of 2008, as compared to $259.8 million in the third quarter of last year as a result of lower net sales and a decline in our gross profit rate. As a percent of net sales, our gross profit rate decreased to 39.3% in the third quarter of 2008, from 40.3% in the third quarter of last year. During the third quarter, we experienced increased promotional activity in our retail segments, higher shipping costs on our home delivery business and higher markdowns at Shoes.com. In our Wholesale Operations segment, we recognized increased markdowns and higher allowances to maintain inventory freshness. In addition, we experienced a sales shift from department store to the lower-margin mid-tier channel and a higher mix of lower-margin licensed brands as compared to our owned brands.

Gross profit decreased $32.1 million, or 4.5%, to $688.5 million for the first nine months of 2008, as compared to $720.6 million in the first nine months of last year as a result of lower net sales and a decline in our gross profit rate. As a percent of net sales, our gross profit rate decreased to 39.2% in the first nine months of 2008, from 40.3% in the first nine months of last year. The decline in the gross profit rate for the first nine months of 2008 for our Wholesale Operations segment was due to the same factors listed above for the quarterly period. Increased promotional activity in our retail segments and markdowns in our retail inventory also contributed to the decline in gross profit rate.

Selling and Administrative Expenses
Selling and administrative expenses increased $18.8 million, or 8.6%, to $235.8 million for the third quarter of 2008, as compared to $217.0 million in the third quarter of last year. As a percent of net sales, selling and administrative expenses increased to 37.3% in the third quarter of 2008, from 33.7% in the third quarter of last year. Our retail segments experienced higher retail facilities and selling costs as a result of higher store counts, partially offset by a decline in our Wholesale Operations segment selling costs. In addition, there were several other factors impacting the comparison of the third quarters of 2008 and 2007, as follows:

•
Headquarters consolidation costs – As previously described, we incurred charges of $15.6 million during the third quarter of 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges in the third quarter of last year. See the “Recent Developments” section and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•
Earnings Enhancement Plan costs – During the third quarter of last year, we incurred charges related to our Earnings Enhancement Plan initiatives of $4.5 million, with no corresponding charges during the third quarter of 2008. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

•
Cash-based employee incentive plan costs – Our selling and administrative expenses were higher by $1.1 million during the third quarter of 2008, as compared the third quarter of last year, due to the timing of changes in our accruals for expected payments under our cash-based employee incentive plans.

•
Information technology initiatives costs – As previously discussed, we incurred charges of $0.9 million during the third quarter of 2008, related to the early project stages of our implementation of an integrated ERP information technology system that will replace select existing internally developed and certain other third-party applications, with no corresponding charges during the third quarter of last year. See the “Recent Developments” section for additional information.

•
Share-based incentive plan costs – We experienced lower expenses of $0.5 million in the third quarter of 2008 related to share-based incentive plans, reflecting lower anticipated payouts under these plans.

Selling and administrative expenses increased $14.6 million, or 2.3%, to $657.1 million for the first nine months of 2008, as compared to $642.5 million in the first nine months of last year. As a percent of net sales, selling and administrative expenses increased to 37.4% in the first nine months of 2008, from 35.9% in the first nine months of last year. We experienced higher retail facilities and selling costs due to higher store counts in our retail segments. In addition, there were several other factors impacting the comparison of the first nine months of 2008 and 2007, as follows:

•
Headquarters consolidation costs – As previously described, we incurred charges of $27.0 million during the first nine months of 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges in the first nine months of last year.

•
Earnings Enhancement Plan costs – During the first nine months of last year, we incurred charges related to our Earnings Enhancement Plan initiatives of $15.3 million, with no corresponding charges during the first nine months of 2008.

•
Environmental insurance recoveries and charges – We recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of selling and administrative expenses during the first nine months of 2008, with no corresponding recoveries in the first nine months of last year. See Note 13 to the condensed consolidated financial statements for additional information related to these recoveries.

•
Share-based incentive plan costs – We experienced lower expenses of $6.6 million in the first nine months related to share-based incentive plans, reflecting lower anticipated payouts under these plans.

•
Cash-based employee incentive plan costs – We experienced lower expenses related to our cash-based employee incentive plans of $4.7 million in the first nine months of 2008, reflecting lower expected payments under these plans.

•
Information technology initiatives costs – As previously described, we incurred charges of $1.4 million during the first nine months of 2008, related to the early project stages of our implementation of an integrated ERP information technology system, with no corresponding charges in the first nine months of last year.

•
Credit card company settlement – During the first nine months of last year, we recognized income of $1.0 million related to a nation-wide settlement with credit card companies, with no corresponding income during the first nine months of 2008.

Operating Earnings
Operating earnings decreased $29.9 million, or 69.8%, to $12.9 million for the third quarter of 2008, as compared to $42.8 million in the third quarter of last year. As a percent of net sales, operating earnings declined to 2.0% in the third quarter of 2008, compared to 6.6% in the third quarter of last year, due to the factors above.

Operating earnings decreased $46.9 million, or 60.0%, to $31.2 million for the first nine months of 2008, as compared to $78.1 million in the first nine months of last year. As a percent of net sales, operating earnings declined to 1.8% in the first nine months of 2008, compared to 4.4% in the first nine months of last year, due to the factors above.

Interest Expense
Interest expense was $3.9 million in the third quarter of 2008, as compared to $3.8 million in the third quarter of last year. Interest expense was $11.8 million in the first nine months of 2008, compared to $11.5 million in the first nine months of last year.

Income Tax Provision
Our consolidated effective tax rate was (9.0)% in the third quarter of 2008, as compared to 32.6% in the third quarter of last year, reflecting the cumulative adjustment of our year-to-date tax expense to reflect our currently expected full year effective tax rate (prior to recognition of certain discrete tax items such as the state tax incentives, which are recognized as earned) and a relatively higher mix of foreign earnings, which are subject to lower statutory tax rates. The continuing shift of our Far East operations to support our branded product business has also resulted in greater cost deductibility in our higher-taxed jurisdictions. In addition, we recognized $0.5 million, net of $0.3 million federal tax impact, of income for state tax incentives related to our headquarters consolidation initiatives.

Our consolidated effective tax rate was 8.4% in the first nine months of 2008, as compared to 33.1% in the first nine months of last year, due to the higher mix of foreign earnings, which are taxed at lower rates, and the state tax incentives of $1.4 million, net of $0.8 million federal tax impact.

Net Earnings
Net earnings decreased $16.6 million, or 61.5%, to $10.4 million in the third quarter of 2008, as compared to $27.0 million in the third quarter of last year for the reasons discussed above.

Net earnings decreased $26.7 million, or 57.4%, to $19.8 million in the first nine months of 2008, as compared to $46.5 million in the first nine months of last year for the reasons discussed above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2008		November 3, 2007		November 1, 2008		November 3, 2007
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$362.7	100.0%	$361.0	100.0%	$1,007.7	100.0%	$1,002.5	100.0%
Cost of goods sold	202.6	55.9%	199.1	55.2%	564.9	56.1%	552.2	55.1%
Gross profit	160.1	44.1%	161.9	44.8%	442.8	43.9%	450.3	44.9%
Selling and administrative expenses	140.1	38.6%	131.1	36.3%	403.9	40.0%	379.6	37.8%
Operating earnings	$20.0	5.5%	$30.8	8.5%	$38.9	3.9%	$70.7	7.1%

Key Metrics
Same-store sales % change	(5.0)%		(6.2)%		(5.1)%		(0.2)%
Same-store sales $ change	$(17.3)		$(21.9)		$(49.4)		$(1.7)
Sales change from new and closed stores, net	$19.0		$16.6		$54.6		$42.9

Sales per square foot, excluding e-commerce	$46		$49		$129		$139
Square footage (thousand sq. ft.)	7,898		7,367		7,898		7,367

Stores opened	18		51		85		91
Stores closed	7		15		21		30
Ending stores	1,138		1,060		1,138		1,060

Net Sales
Net sales increased $1.7 million, or 0.5%, to $362.7 million in the third quarter of 2008, as compared to $361.0 million in the third quarter of last year. During the third quarter of 2008, we opened 18 new stores and closed seven, resulting in 1,138 stores at the end of the third quarter as compared to 1,060 at the end of the third quarter of last year. Our higher store count led to the increase in overall net sales, but declines in customer traffic due to poor macro economic conditions led to a same-store sales decline of 5.0%. Sales per square foot were $46, compared to $49 last year. Our customer loyalty program, Famous Rewards, continues to gain momentum, as approximately 60.1% of our net sales were made to our Famous Rewards members in the third quarter of 2008, as compared to 55.7% in the third quarter of last year.

Net sales increased $5.2 million, or 0.5%, to $1,007.7 million in the first nine months of 2008, as compared to $1,002.5 million in the first nine months of last year due to a higher store count. Same-store sales decreased 5.1% for the first nine months of 2008 for the same reasons as those described above for the third quarter as well as the cooler than normal spring weather and early Easter experienced during the first quarter. Sales per square foot decreased to $129, from $139 a year ago.

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

Gross Profit
Gross profit decreased $1.8 million, or 1.1%, to $160.1 million in the third quarter of 2008, as compared to $161.9 million in the third quarter of last year. The decrease was due to a decline in gross profit rate primarily as a result of increased promotional activity as we sought to manage inventory and maintain market share during the quarter and higher shipping costs on our home delivery business. As a percent of net sales, our gross profit rate was 44.1% in the third quarter of 2008, down from 44.8% in the third quarter of last year.

Gross profit decreased $7.5 million, or 1.6%, to $442.8 million in the first nine months of 2008, as compared to $450.3 million in the first nine months of last year, reflecting a lower gross profit rate. As a percent of net sales, our gross profit rate was 43.9% in the first nine months of 2008, down from 44.9% in the first nine months of last year. The decrease in our rate was primarily a result of higher markdowns and the factors included above.

Selling and Administrative Expenses
Selling and administrative expenses increased $9.0 million, or 6.8%, to $140.1 million for the third quarter of 2008, as compared to $131.1 million in the third quarter of last year. The increase was primarily attributable to the higher store count and higher sales volume, resulting in higher retail facilities and selling costs, partially offset by lower store pre-opening costs due to a decline in the number of store openings. In addition, our expenses were higher by $0.8 million during the third quarter of 2008, as compared to the third quarter of last year, due to the timing of changes in our accruals for expected payments under our cash-based employee incentive plans. As a percent of net sales, selling and administrative expenses increased to 38.6% in the third quarter of 2008, from 36.3% in the third quarter of last year, reflecting the higher retail facilities expenses compared to net sales that were approximately flat.

Selling and administrative expenses increased $24.3 million, or 6.4%, to $403.9 million for the first nine months of 2008, as compared to $379.6 million in the first nine months of last year. The year-to-date increase was also due to higher retail facilities and selling costs described above as well as higher store pre-opening costs, partially offset by lower cash-based employee incentive plan costs of $0.6 million and lower share-based incentive plan costs of $1.2 million. As a percentage of net sales, selling and administrative expenses increased to 40.0% in the first nine months of 2008, from 37.8% in the first nine months of last year, reflecting the above factors.

Operating Earnings
Operating earnings decreased $10.8 million, or 34.9%, to $20.0 million for the third quarter of 2008, as compared to $30.8 million in the third quarter of last year. The decrease in operating earnings primarily reflects the difficult consumer environment, higher retail facilities and selling expenses, our 5.0% same-store sales decline and a lower gross profit rate. As a percent of net sales, operating earnings declined to 5.5% in the third quarter of 2008, compared to 8.5% in the third quarter of last year, due to the factors above.

Operating earnings decreased $31.8 million, or 45.0%, to $38.9 million for the first nine months of 2008, as compared to $70.7 million in the first nine months of last year. The decrease in operating earnings was primarily driven by higher retail facilities and selling expenses, our 5.1% same-store sales decline and a lower gross profit rate. As a percent of net sales, operating earnings declined to 3.9% in the first nine months of 2008, as compared to 7.1% in the first nine months of last year, reflecting the above factors.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2008		November 3, 2007		November 1, 2008		November 3, 2007
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$203.4	100.0%	$213.7	100.0%	$561.1	100.0%	$592.9	100.0%
Cost of goods sold	142.3	69.9%	148.6	69.5%	394.5	70.3%	410.6	69.3%
Gross profit	61.1	30.1%	65.1	30.5%	166.6	29.7%	182.3	30.7%
Selling and administrative expenses	42.8	21.1%	42.0	19.7%	127.7	22.8%	133.3	22.4%
Equity in net (earnings) loss of nonconsolidated affiliate	(0.2)	(0.1)%	–	–	0.1	–	–	–
Operating earnings	$18.5	9.1%	$23.1	10.8%	$38.8	6.9%	$49.0	8.3%

Key Metrics
Unfilled order position at end of period	$256.9		$280.3

Net Sales
Net sales decreased $10.3 million, or 4.8%, to $203.4 million in the third quarter of 2008, as compared to $213.7 million in the third quarter of last year. The challenging retail environment softened demand for many of our brands as our retail partners sought to manage their inventories more tightly. In addition, we continued to reallocate resources away from lower-margin private label business. We experienced sales declines from our Women’s Specialty (composed of private brands and private label business), LifeStride, Dr. Scholl’s, Franco Sarto and Via Spiga divisions, which were partially offset by sales growth in our Etienne Aigner, International, Naturalizer and Edelman divisions.

Net sales decreased $31.8 million, or 5.4%, to $561.1 million in the first nine months of 2008, as compared to $592.9 million in the first nine months of last year. Sales declines in our Women’s Specialty, LifeStride, Dr. Scholl’s and Naturalizer divisions were partially offset by sales growth in our Etienne Aigner, children’s and specialty athletic, Edelman, Franco Sarto, International and Original Dr. Scholl’s divisions.

Gross Profit
Gross profit decreased $4.0 million, or 6.2%, to $61.1 million in the third quarter of 2008, as compared to $65.1 million in the third quarter of last year. As a percent of net sales, our gross profit rate decreased to 30.1% in the third quarter of 2008, from 30.5% in the third quarter of last year. The lower gross profit rate reflects increased markdowns to maintain fresh inventory and higher allowance provisions to our department store customers. The segment also experienced a change in sales mix from department store to the lower-margin mid-tier channel and a higher mix of sales of lower-margin licensed brands as compared to our owned brands.

Gross profit decreased $15.7 million, or 8.6%, to $166.6 million in the first nine months of 2008, as compared to $182.3 million in the first nine months of last year. As a percent of net sales, our gross profit rate decreased to 29.7% in the first nine months of 2008, from 30.7% in the first nine months of last year. The decline was due to the same factors as described above that impacted gross profit for the third quarter.

Selling and Administrative Expenses
Selling and administrative expenses increased $0.8 million, or 1.9%, to $42.8 million for the third quarter of 2008, as compared to $42.0 million in the third quarter of last year. Our expenses were higher by $0.3 million during the third quarter of 2008, as compared the third quarter of last year, due to the timing of changes in our accruals for expected payments under our cash-based employee incentive plans. This was partially offset by the non-recurrence of $0.4 million of Earnings Enhancement Plan charges incurred during the third quarter of last year. As a percent of net sales, selling and administrative expenses increased to 21.1% in the third quarter of 2008, from 19.7% in the third quarter of last year, as a result of the above listed factors.

Selling and administrative expenses decreased $5.6 million, or 4.2%, to $127.7 million for the first nine months of 2008, as compared to $133.3 million in the first nine months of last year. This decline reflects the non-recurrence of $3.1 million of Earnings Enhancement Plan charges incurred during the first nine months of last year, lower cash-based employee incentive plan costs of $2.5 million and lower share-based incentive costs of $2.3 million. As a percent of net sales, selling and administrative expenses increased to 22.8% in the first nine months of 2008, from 22.4% in the first nine months of last year, reflecting the deleveraging of the expense base over the lower net sales.

Operating Earnings
Operating earnings decreased $4.6 million, or 20.0%, to $18.5 million for the third quarter of 2008, as compared to $23.1 million in the third quarter of last year, reflecting lower net sales, a lower gross profit rate and an increase in selling and administrative expenses. As a percent of net sales, operating earnings declined to 9.1% in the third quarter of 2008, as compared to 10.8% in the third quarter of last year, reflecting the above factors.

Operating earnings decreased $10.2 million, or 21.0%, to $38.8 million for the first nine months of 2008, as compared to $49.0 million in the first nine months of last year due to lower net sales and gross profit rate, partially offset by a decline in selling and administrative expenses. As a percent of net sales, operating earnings declined to 6.9% in the first nine months of 2008, compared to 8.3% in the first nine months of last year, reflecting the above factors.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2008		November 3, 2007		November 1, 2008		November 3, 2007
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$65.6	100.0%	$70.8	100.0%	$186.6	100.0%	$193.1	100.0%
Cost of goods sold	38.3	58.4%	38.0	53.7%	107.6	57.7%	105.0	54.4%
Gross profit	27.3	41.6%	32.8	46.3%	79.0	42.3%	88.1	45.6%
Selling and administrative expenses	30.3	46.2%	34.7	49.0%	89.8	48.1%	94.8	49.0%
Operating loss	$(3.0)	(4.6)%	$(1.9)	(2.7)%	$(10.8)	(5.8)%	$(6.7)	(3.4)%

Key Metrics
Same-store sales % change	(6.7)%		(1.9)%		(4.3)%		(0.1)%
Same-store sales $ change	$(3.4)		$(0.9)		$(5.9)		$(0.2)
Sales change from new and closed stores, net	$1.5		$(3.4)		$1.4		$(9.5)
Impact of changes in Canadian exchange rate on sales	$(1.9)		$2.2		$1.2		$3.1
Sales change of e-commerce subsidiary	$(1.4)		$4.7		$(3.2)		$15.6

Sales per square foot, excluding e-commerce subsidiary	$90		$101		$264		$275
Square footage (thousand sq. ft.)	483		466		483		466

Stores opened	9		5		24		9
Stores closed	1		3		4		18
Ending stores	303		281		303		281

Net Sales
Net sales decreased $5.2 million, or 7.3%, to $65.6 million in the third quarter of 2008, as compared to $70.8 million in the third quarter of last year. A same-store sales decline of 6.7% in our retail stores, a decline in the Canadian dollar exchange rate and lower net sales at Shoes.com, partially offset by a higher store count led to an overall decrease in our level of net sales. The net sales of Shoes.com decreased $1.4 million, or 7.0%, to $19.0 million in the third quarter of 2008, as compared to $20.4 million in the third quarter of last year, reflecting the challenging consumer environment. We opened nine new stores (including two new Naturalizer stores in China) and closed one during the third quarter of 2008, resulting in a total of 303 stores (including 17 Naturalizer stores in China) at the end of the third quarter of 2008, as compared to 281 (including three Naturalizer stores in China) at the end of the third quarter last year. Sales per square foot were $90, as compared to $101 last year.

Net sales decreased $6.5 million, or 3.4%, to $186.6 million in the first nine months of 2008, as compared to $193.1 million in the first nine months of last year. The decrease was due to a same-store sales decline of 4.3% in our retail stores and a reduction in net sales at Shoes.com, partially offset by a higher store count and stronger Canadian dollar exchange rate. Net sales at Shoes.com decreased $3.2 million, or 5.7%, to $52.1 million in the first nine months of 2008, as compared to $55.3 million in the first nine months of last year due to the same factors as described above for the third quarter as well as site performance issues experienced during the second quarter from our system platform conversion. Sales per square foot were $264, as compared to $275 last year.

Gross Profit
Gross profit decreased $5.5 million, or 16.8%, to $27.3 million in the third quarter of 2008, as compared to $32.8 million in the third quarter of last year, reflecting lower net sales and gross profit rate. As a percent of net sales, our gross profit rate decreased to 41.6% in the third quarter of 2008, from 46.3% in the third quarter of last year. The decrease in our overall rate was due to increased promotional activity in our stores and higher markdowns at Shoes.com to drive sales and maintain inventory freshness.

Gross profit decreased $9.1 million, or 10.3%, to $79.0 million in the first nine months of 2008, as compared to $88.1 million in the first nine months of last year, reflecting lower net sales and gross profit rate. As a percentage of net sales, our gross profit rate decreased to 42.3% in the first nine months of 2008, from 45.6% in the first nine months of last year. Increased promotional activity and higher markdowns in our retail stores resulted in a decrease in our overall rate.

Selling and Administrative Expenses
Selling and administrative expenses decreased $4.4 million, or 12.8%, to $30.3 million for the third quarter of 2008, as compared to $34.7 million in the third quarter of last year. The decline was primarily attributable to the non-recurrence of $2.8 million of charges in the third quarter of last year related to our Earnings Enhancement Plan, principally for the relocation of the Shoes.com administrative office from Los Angeles, California to St. Louis, Missouri. This decline also reflects lower cash-based employee incentive plan costs of $0.2 million, lower share-based incentive costs of $0.1 million and a reduction in selling and other costs due to lower net sales and tight expense control. These declines were partially offset by higher store pre-opening costs due primarily to an increase in the number of store openings. As a percent of net sales, selling and administrative expenses decreased to 46.2% in the third quarter of 2008, from 49.0% in the third quarter of last year, reflecting better leveraging of our expense base.

Selling and administrative expenses decreased $5.0 million, or 5.2%, to $89.8 million for first nine months of 2008, as compared to $94.8 million in the first nine months of last year. The decrease was primarily due to $3.1 million in Earnings Enhancement Plan charges incurred during the first nine months of last year, with no corresponding charges during the first nine months of 2008. This decline also reflects lower cash-based employee incentive plan costs of $0.4 million, lower share- based incentive costs of $0.5 million and a reduction in selling and other costs due to lower net sales and tight expense control. Increases in retail facility costs resulting from the higher store count as well as higher store pre-opening costs due primarily to an increase in the number of store openings partially offset these declines. As a percent of net sales, selling and administrative expenses decreased to 48.1% in the first nine months of 2008, from 49.0% in the first nine months of last year, reflecting better leveraging of our expense base.

Operating Earnings
Specialty Retail reported an operating loss of $3.0 million in the third quarter of 2008, as compared to an operating loss of $1.9 million in the third quarter of last year. The increase in our operating loss was attributable to a decline in net sales and gross profit rate, partially offset by lower selling and administrative expenses.

Specialty Retail reported an operating loss of $10.8 million in the first nine months of 2008, as compared to an operating loss of $6.7 million in the first nine months of last year due to the same factors listed above for the third quarter.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $22.6 million in the third quarter of 2008, as compared to costs of $9.1 million in the third quarter of last year. There were several factors impacting the $13.5 million variance, as follows:

•
Headquarters consolidation costs – As previously described, we incurred charges of $15.6 million during the third quarter of 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges in the third quarter of last year. See the “Recent Developments” section and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•
Earnings Enhancement Plan costs – During the third quarter of last year, we incurred charges related to our Earnings Enhancement Plan initiatives of $1.3 million, with no corresponding charges during the third quarter of 2008. See Note 5 to the condensed consolidated financial statements for additional information related to the program and these charges.

•
Information technology initiatives costs – As previously described, we incurred charges of $0.9 million during the third quarter of 2008, related to the early project stages of our implementation of an integrated ERP information technology system that will replace select existing internally developed and certain other third-party applications, with no corresponding charges during the third quarter of last year. See the “Recent Developments” section for additional information.

Unallocated corporate administrative expenses and other costs, net of recoveries, were $35.6 million in the first nine months of 2008, compared to expenses of $35.0 million in the first nine months of last year. There were several factors impacting the $0.6 million variance, as follows:

•
Headquarters consolidation costs – As previously described, we incurred charges of $27.0 million during the first nine months of 2008, related to the relocation and transition of our Famous Footwear division headquarters.

•
Environmental insurance recoveries and charges – We recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of selling and administrative expenses during the first nine months of 2008, with no corresponding recoveries in the first nine months of last year. See Note 13 to the condensed consolidated financial statements for additional information related to these recoveries.

•
Earnings Enhancement Plan costs – During the first nine months of last year, we incurred charges related to our Earnings Enhancement Plan initiatives of $9.1 million, with no corresponding charges during the first nine months of 2008.

•
Share-based incentive plan costs – We experienced lower expenses of $2.6 million in the first nine months of 2008 related to share-based incentive plans, reflecting lower anticipated payouts under these plans.

•
Information technology initiatives costs – As previously described, we incurred charges of $1.4 million during the first nine months of 2008, related to the early project stages of our implementation of an integrated ERP information technology system, with no corresponding charges in the first nine months of last year.

•	Cash-based employee incentive plan costs – We experienced lower expenses related to our cash-based employee incentive plans of $1.2 million, reflecting lower expected payments under these plans.
•
Credit card company settlement – During the first nine months of last year, we recognized income of $1.0 million related to a nation-wide settlement with credit card companies, with no corresponding income during the first nine months of 2008.

•	Lower professional fees in the first nine months of 2008, as compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	November 1, 2008	November 3, 2007	Increase/ (Decrease)
Borrowings under revolving credit agreement	$24.0	$–	$24.0
Senior notes	150.0	150.0	–
Total debt	$174.0	$150.0	$24.0

Total debt obligations have increased by $24.0 million, or 16.0%, to $174.0 million at November 1, 2008, as compared to $150.0 million at November 3, 2007, due to a rise in borrowings under our revolving credit agreement as a result of lower net earnings and higher purchases of property and equipment and capitalized software. Interest expense in the third quarter of 2008 was $3.9 million, compared to $3.8 million in the third quarter of last year.

Credit Agreement
We have a secured $350.0 million Amended and Restated Credit Agreement (the “Agreement”), which became effective July 21, 2004 and expires on July 21, 2009. The Agreement provides for a maximum line of credit of $350.0 million, subject to calculated borrowing base restrictions. Borrowing availability under the Agreement is based upon the sum of eligible accounts receivable and inventory, less outstanding borrowings, letters of credit and applicable reserves. Our obligations are secured by certain of our accounts receivable and inventory. Borrowings under the Agreement bear interest at a variable rate determined based upon the level of availability under the Agreement. The variable interest rate on borrowings is based on the LIBOR rate or the base rate, as defined. Furthermore, there is a fee payable on the unused amount of the facility. Certain covenants would be triggered if availability were to fall below specified levels, including fixed charge coverage requirements. In addition, if availability falls below $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1, we would be in default. The Agreement also contains certain other covenants and restrictions. As of November 1, 2008, we are in compliance with all covenants relating to the Agreement.

At November 1, 2008, we had $24.0 million of borrowings outstanding and $14.8 million in letters of credit outstanding under the Agreement. Total additional borrowing availability was $311.2 million as of November 1, 2008. We believe that our access to capital, including borrowing capacity under the Agreement, will be adequate to meet our expected operational needs, capital expenditure plans and provide liquidity for potential acquisitions.  To date, we have not experienced any borrowing restrictions or other consequences of the recent turmoil being experienced in the capital markets and we currently do not anticipate any significant restrictions on our access to capital. We are currently working with certain financial institutions and expect to enter into a new or amended and restated revolving credit agreement prior to our Agreement’s expiration in 2009.

Senior Notes
In 2005, we issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain restrictive covenants which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of November 1, 2008, we are in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	November 1, 2008	November 3, 2007	Increase/ (Decrease)

Net cash provided by operating activities	$41.5	$67.2	$(25.7)
Net cash used for investing activities	(61.2)	(47.6)	(13.6)
Net cash provided by financing activities	0.6	4.4	(3.8)
Effect of exchange rate changes on cash	(4.7)	2.3	(7.0)
Increase (decrease) in cash and cash equivalents	$(23.8)	$26.3	$(50.1)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was lower by $25.7 million, reflecting several factors:
•	lower net earnings, including the impact of costs associated with our headquarters consolidation,
•	a larger increase in our inventory balance due to operating 100 more retail stores, slower sales and the timing and amount of purchases, and
•	a smaller decrease in our receivables balance due to the timing of receipts, partially offset by
•	an increase in the first nine months of 2008 in accrued expenses compared to a decline in the first nine months of last year due to lower annual incentive plan payouts accrued at the end of 2007, and
•	a smaller decrease in trade accounts payable due to the timing and amount of our purchases and payments to vendors.

Cash used for investing activities was higher by $13.6 million as a result of increased purchases of property and equipment and capitalized software during the first nine months of 2008, as compared to the first nine months of last year, primarily related to our logistics network, the consolidation of our headquarters and other infrastructure and information systems upgrades. In 2008, we expect purchases of property and equipment and capitalized software of approximately $85 million, primarily for our logistics network, new stores, other infrastructure and information technology systems upgrades, including ERP and non-ERP related systems, and store remodeling. The increase in cash used for purchases of property and equipment and capitalized software was partially offset by the $7.1 million investment in Edelman Shoe, Inc. that occurred in the first nine months of 2007.

The decrease in cash provided by financing activities of $3.8 million reflects a decrease in proceeds from stock option exercises and related tax benefits on share-based plans, partially offset by higher borrowings under the revolving credit agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	November 1, 2008	November 3, 2007	February 2, 2008

Working capital ($ millions)	$ 320.3	$ 361.6	$ 333.1

Current ratio	2.04:1	2.27:1	2.10:1

Total debt as a percentage of total capitalization	23.7%	20.2%	22.8%

Working capital at November 1, 2008, was $320.3 million, which was $12.8 million lower than at February 2, 2008 and $41.3 million lower than at November 3, 2007. Our current ratio, the relationship of current assets to current liabilities, decreased to 2.04 to 1 compared to 2.10 to 1 at February 2, 2008 and 2.27 to 1 at November 3, 2007. These declines compared to the third quarter end last year are primarily attributable to lower cash and cash equivalents and higher borrowings under our revolving credit agreement, partially offset by higher inventories. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, was 23.7% as of November 1, 2008, compared to 20.2% as of November 3, 2007. At November 1, 2008, we had $36.0 million of cash and cash equivalents, most of which represented cash and cash equivalents of our Canadian and other foreign subsidiaries.

As described in Note 5 to the condensed consolidated financial statements, we initiated an Earnings Enhancement Plan in 2006 designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. As described in the “Recent Developments” section, during the first nine months of 2008 we announced plans to relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri during 2008, implement an ERP information technology system beginning in 2008, to continue through 2011, occupy a new west coast distribution center for our retail operations and acquire 7.5% of the outstanding stock of Edelman Shoe, Inc. We have completed a number of the initiatives identified under these plans and have several yet to complete, particularly in connection with the implementation of the ERP information technology system, the completion of our west coast distribution center and the conclusion of the Famous Footwear division headquarters relocation. We believe we have adequate liquidity and cash flow to complete these remaining projects.

We paid dividends of $0.07 per share in both the third quarter of 2008 and the third quarter of 2007.

OFF BALANCE SHEET ARRANGEMENTS

At November 1, 2008, we were contingently liable for remaining lease commitments of approximately $1.7 million in the aggregate, which relate to former retail chains that were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current owners would have to default. At this time, we do not believe this is reasonably likely to occur.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, long-term debt, interest on long-term debt, obligations for our supplemental executive retirement plan and other postretirement benefits, minimum license commitments and borrowings under our revolving credit agreement. During the first nine months of 2008, operating lease commitments increased by $92 million, primarily due to the signing of an operating lease for a new west coast distribution center, which is expected to be operational in mid-2009, new and renewed retail store leases and other equipment leases. There have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended February 2, 2008, other than those which occur in the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) changing consumer demands which may be influenced by consumers’ disposable income, which in turn can be influenced by general economic conditions, including the availability of consumer credit; (ii) the preliminary nature of estimates of the costs and benefits of strategic business transformation, which are subject to change as the Company makes decisions and refines these estimates over time; (iii) potential disruption to the Company’s business and operations as it implements its information technology initiatives as well as the relocation of positions from its Madison, Wisconsin office to its St. Louis, Missouri headquarters; (iv) the timing and uncertainty of activities and costs related to redevelopment of the Company’s St. Louis, Missouri headquarters site as well as software implementation and business transformation; (v) the Company’s ability to utilize its new information technology system to successfully execute its growth strategy; (vi) intense competition within the footwear industry; (vii) rapidly changing fashion trends and purchasing patterns; (viii) customer concentration and increased consolidation in the retail industry; (ix) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (x) the Company's ability to attract and retain licensors and protect its intellectual property; (xi) the Company's ability to secure leases on favorable terms; (xii) the Company's ability to maintain relationships with current suppliers; (xiii) the Company’s ability to successfully execute its international growth strategy; and (xiv) the uncertainties of pending litigation. The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the quarterly reports for the fiscal quarters ended May 3, 2008 and August 2, 2008 and the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 and Part II, Item 1A of this quarterly report, which information is incorporated by reference herein. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of November 1, 2008, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the quarter ended November 1, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
Worldwide economic conditions have recently deteriorated in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Consumer spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, gasoline prices, real estate values, foreclosure rates, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control and may have a negative impact on our sales and margins. Our customers’ purchases, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs or in periods of actual or perceived unfavorable economic conditions. For example, we have experienced increased inflationary pressure on our product costs. The increase in our product costs may not be offset by comparable rises in the income of consumers of our products. These consumers may choose to purchase fewer of our products or lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, product suppliers, insurers, logistics and other service providers and financial institutions which are counterparties to our credit facilities and derivatives transactions. If third parties on which we rely for goods or services are unable to overcome difficulties resulting from the deterioration in worldwide economic conditions and provide us with the materials and services we need, or if counterparties to our credit facilities or derivatives transactions do not perform their obligations, our business, results of operations, financial condition and liquidity could be adversely affected. For example, we have experienced some disruption in product sourcing as a result of an unforeseen factory closure late in the third quarter of 2008. While the financial consequences to the Company of this single disorderly closure were minimal, the impact of many closures of major facilities may have an adverse effect on product sourcing. We attempt to mitigate this risk in a variety of ways, including diversification among factories, but such risk to our business and results of operations cannot be completely eliminated.

Our information technology initiatives carry certain risks.
To support our growth strategy while streamlining and transforming day-to-day operations for our integrated business model, we are converting select existing internally-developed and certain other third-party applications to an integrated enterprise resource planning (ERP) information technology system provided by third-party vendors. These information technology initiatives began during the summer of 2008 and will likely continue through 2011. The phased implementation will likely disrupt not only our information systems, but also a significant portion of our general office operations. While we believe the implementation of these systems will provide significant opportunity for us, such a major undertaking carries various risks and uncertainties that could cause actual results to differ materially. These include (i) the preliminary nature of estimates of the costs and benefits of strategic business transformation, which are subject to change as we make decisions and refine these estimates over time; (ii) potential disruption to our business and operations as we implement the ERP applications; (iii) the timing and uncertainty of activities related to software implementation and business transformation; (iv) the new software system’s ability to enable our successful execution of our growth strategy; and (v) the additional risk of unforeseen issues, interruptions and costs. If we are unable to successfully implement these information technology initiatives, it may have an adverse effect on our capital resources, financial condition, results of operations and liquidity.

We may be unable to successfully implement our headquarters consolidation plan.
As announced in April 2008, we planned to relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri during 2008. The relocation of the headquarters is intended to foster collaboration, increase our speed to market and strengthen our connection with consumers. As many of our Madison associates decided not to relocate after they were offered positions in St. Louis, we were required to hire and train many new associates.  Our business and results of operations could be adversely affected if we are not able to effectively implement our transition plan or successfully integrate our workforce. In addition, our estimates of the costs of this initiative are preliminary and actual costs may vary significantly from our estimates. While we plan to receive financial incentives offered by governmental entities in connection with prospective job growth, our ability to actually do so is subject to significant uncertainty and risks. If we are unable to qualify for such incentives, the economic impact of the relocation costs could be significantly higher than currently anticipated.

Other than the additional risks above, no material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

August 3, 2008 – August 30, 2008	–	–	–	2,500,000

August 31, 2008 – October 4, 2008	–	–	–	2,500,000

October 5, 2008 – November 1, 2008	–	–	–	2,500,000

Total	–	–	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares have been repurchased; therefore, there were 2.5 million shares authorized to be purchased under the program as of November 1, 2008. Our repurchases of common stock are limited under our debt agreements.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
	3.1
Restated Certificate of Incorporation of the Company incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007, and filed June 5, 2007.

	3.2	Bylaws of the Company as amended through October 2, 2008, incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K dated October 8, 2008 and filed October 8, 2008.
†	10.1*	Brown Shoe Company, Inc. Non-Employee Director Share Plan (2009), filed herewith.
†	10.2a*	Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2009, filed herewith.
	10.2b*
Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors – 409A Grandfathered Plan [for Deferral (and Earnings/Losses Thereon) Made Prior to 1/1/2005) – amended and restated as of January 1, 2009], incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended February 2, 2008 and filed March 28, 2008.

†	10.3*	Brown Shoe Company, Inc. Supplemental Executive Retirement Plan (SERP), conformed and restated as of December 2, 2008, filed herewith.
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan arrangements.
† Denotes exhibit is filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: December 9, 2008	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer