Form 10-K
period 2008-01-31
BROWN SHOE CO INC
filed 2009-03-31
CIK 14707

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of August 2, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $685.3 million.

As of March 20, 2009, 41,570,018 common shares were outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of shareholders to be held May 28, 2009, are incorporated by reference into Part III.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

PART I

ITEM 1	BUSINESS
Brown Shoe Company, Inc., founded in 1878 and incorporated in 1913, operates in the footwear industry. Current activities include the operation of retail shoe stores and e-commerce websites as well as the sourcing and marketing of footwear for women, men and children. Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

During 2008, categories of our consolidated footwear sales were approximately 62% women’s, 26% men’s and 12% children’s. This composition has remained relatively constant over the past few years. Approximately 69% of 2008 footwear sales represented retail sales, including sales through our e-commerce websites, compared to 67% in 2007 and 62% in 2006, with the remaining 31%, 33% and 38% in the respective years representing wholesale sales. See Note 8 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

We had approximately 12,400 full-time and part-time employees as of January 31, 2009. We employed approximately 80 employees engaged in the warehousing of footwear in the United States under a union contract, which expires in June 2010. In Canada, we employed approximately 20 warehousing employees under a union contract, which expires in October 2010.

Unless the context otherwise requires, “we”, “us”, “our”, “the Company” or “Brown Shoe” refers to Brown Shoe Company, Inc. and its subsidiaries.

RETAIL OPERATIONS
Our retail operations at January 31, 2009 included 1,444 retail shoe stores in the United States, Canada, China and Guam. The number of our retail footwear stores at the end of each of the last three fiscal years was as follows:

	2008	2007	2006
Famous Footwear
Family footwear stores that feature a wide selection of brand-name, value-priced footwear; located in shopping centers, outlet malls and regional malls in the United States and Guam; primarily includes stores operated under the Famous Footwear and Factory Brand Shoes names	1,138	1,074	999

Specialty Retail
Stores selling women's footwear, primarily Naturalizer, located mostly in regional malls, shopping centers, outlet malls and premier street locations in the United States, Canada and China (through our majority-owned subsidiary, B&H Footwear Limited); includes stores operated under the Naturalizer, Brown Shoe Closet, F.X. LaSalle, Franco Sarto and Via Spiga names	306	284	290
Total	1,444	1,358	1,289

With many organizations operating retail shoe stores and departments, we compete in a highly fragmented market. Competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes and internet retailers. Quality of products and services, store location, merchandise selection and availability of brands, pricing, advertising and customer service are all factors that impact retail competition.

Famous Footwear
Famous Footwear, with 1,138 stores at the end of 2008 and net sales of $1.320 billion in 2008, is America’s largest footwear chain selling branded value-priced footwear for the entire family, based on the number of stores it operates and sales volume compiled by the Company from published information of its direct competitors. Its target customers are women who buy brand-name fashionable shoes at value prices for themselves and their families. In addition to our retail footwear stores, we operate a FamousFootwear.com site as a Famous Footwear e-tailing store.

Famous Footwear stores feature a wide selection of value-priced brand-name, athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, DC, adidas, Converse, Dr. Scholl’s, Steve Madden, Naturalizer, LifeStride, Mudd, K-Swiss, Puma, Connie, Aerosoles, Vans, Timberland, Buster Brown, Rockport and Reebok. We work closely with our vendors to provide our customers with fresh product and, in some cases, product exclusively designed for and available only in our stores. Retail price points typically range from $27 for shoes to $79 for boots.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Famous Footwear sells various Company owned and licensed products. Such products are sold to Famous Footwear by our Wholesale Operations segment at a profit and represent approximately 15% of Famous Footwear net sales.

Famous Footwear stores are located in strip shopping centers, as well as outlet and regional malls in all 50 states and Guam. The breakdown by venue is as follows at the end of each of the last three fiscal years:

	2008	2007	2006
Strip centers	759	694	610
Outlet malls	197	193	197
Regional malls	182	187	192
Total	1,138	1,074	999

The stores open at the end of 2008 and 2007 averaged approximately 7,000 square feet. Total square footage at the end of 2008 increased 5.8% to 7.9 million square feet compared to the end of 2007. We currently intend to open approximately 55 stores and close approximately 35 stores in 2009, which includes the relocation of 10 stores. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores or the division as a whole. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

Sales per square foot were $168 in 2008, which was down 7.0% from $180 in 2007, principally as a result of our same-store sales decrease of 4.7% and lower sales per square foot in our newer stores compared to our mature stores. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months.

Famous Footwear relies on merchandise allocation systems and processes that utilize allocation criteria, customer segmentation and inventory data in an effort to ensure stores are adequately stocked with products and to differentiate the needs of each store based on location, customer segmentation and other factors. With two distribution centers, located in Sun Prairie, Wisconsin and Lebanon, Tennessee, Famous Footwear’s distribution systems allow for merchandise to be delivered to each store weekly or on a more frequent basis. Famous Footwear also utilizes third-party-owned regional pooled distribution sites across the country. During 2008, we entered into an operating lease for a new west coast distribution center for our retail operations. We believe this distribution center, which is currently under construction and is expected to be operational in time for our back-to-school season in 2009, will provide us with increased operating and freight efficiencies. Famous Footwear’s in-store point-of-sale systems provide detailed sales transaction data to the corporate offices in St. Louis, Missouri for daily analysis and update of the perpetual inventory and product allocation systems. These systems also are used for training employees and communicating between the stores and the main office.

Famous Footwear’s marketing programs include radio and television advertising, newspaper, database marketing and in-store signage, all of which are designed to further develop and reinforce the Famous Footwear concept with the consumer. Marketing and advertising programs are tailored on a region-by-region basis to reach target customers. We execute certain advertising campaigns to correspond to regional differences such as the important back-to-school season, which begins at various times throughout the country. In 2008, we spent approximately $48 million to advertise and market Famous Footwear to our target customer and her family, a portion of which is recovered from suppliers. In addition, Famous Footwear has a customer loyalty program (“Rewards”), which targets and rewards frequent customers with product discounts and previews as well as other promotions. In 2008, more than half of our Famous Footwear net sales were generated by our Rewards members.

Specialty Retail
Our Specialty Retail segment, composed of 306 stores, includes the following retail concepts and our Shoes.com and other e-commerce businesses, with the exception of FamousFootwear.com, which is included in Famous Footwear.

Naturalizer
The Naturalizer retail stores are complementary to and a showcase for our Naturalizer brand of women’s shoes. These stores are designed and merchandised to appeal to the Naturalizer customer, who is style and comfort-conscious and who seeks quality and value in her footwear selections. The Naturalizer stores offer a selection of women’s footwear styles, including casual, dress, sandals and boots, primarily under the Naturalizer brand. Retail price points typically range from $59 for shoes to $169 for boots.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

At the end of 2008, we operated 134 Naturalizer stores in the United States and 118 stores in Canada. Of the total 252 stores, approximately 66% are located in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. The other 34% of stores are located in outlet malls and average approximately 2,500 square feet in size. Total square footage at the end of 2008 was 411,000 compared to 412,000 in 2007. In 2008, we opened seven stores and closed eight in the United States and Canada, primarily in regional malls. In 2007, we closed a total of 20 Naturalizer stores while opening nine. We currently plan to open five Naturalizer stores and close ten stores in 2009, which includes the relocation of one store.

At the end of 2008, through our majority-owned subsidiary, B&H Footwear Limited (“B&H Footwear”), we also operated 19 stores in several of China’s largest cities. We currently plan to open approximately nine stores in China in 2009. In addition, our joint venture partner, Hongguo International Holdings Limited (“Hongguo”), operated 43 stores at the end of 2008 and plans to open approximately 20 stores in 2009. Naturalizer footwear is distributed through these stores operated by B&H Footwear and Hongguo. See Note 2 to the consolidated financial statements for additional information about B&H Footwear Limited.

Marketing programs for the Naturalizer stores have complemented our Naturalizer brand advertising, building on the brand’s consumer recognition and reinforcing the brand’s focus on effortless style, comfort and quality. Naturalizer utilizes a database-marketing program, which targets frequent customers through catalogs and other mailings that display the brand’s product offerings. Customers can purchase the product in these catalogs from our stores, via the internet at Naturalizer.com or by telephone through our Consumer Services call center.

Other Store Concepts
Our Specialty Retail segment also includes other store concepts that sell other premium brands. These include retail stores operated under the Brown Shoe Closet, F.X. LaSalle, Franco Sarto and Via Spiga names.

At the end of 2008, we operated 17 Brown Shoe Closet retail stores located in United States outlet malls, averaging 2,200 square feet. These multi-branded outlet stores carry Brown Shoe better brands, including Etienne Aigner, Franco Sarto, Carlos by Carlos Santana, Nickels Soft and Natural Sport, with price points ranging from $49 to $89 for shoes and up to $130 for boots. We currently plan to open one new Brown Shoe Closet store and close two stores in 2009.

At the end of 2008, we operated 15 F.X. LaSalle retail stores, primarily in the Montreal, Canada market, that sell better-grade women’s and men’s branded and private-label footwear. This footwear, partially imported from Italy, retails at Canadian dollar price points ranging from $100 to $250 per pair. These stores average approximately 2,200 square feet. We plan to close one F.X. LaSalle store in 2009.

At the end of 2008, we operated two Franco Sarto concept stores, one in San Francisco, California and one near Chicago, Illinois. The store sells primarily Franco Sarto product, including various accessories, at price points ranging from $69 for shoes to $199 for boots.

At the end of 2008, we operated one Via Spiga concept store in Manhattan’s Soho neighborhood in New York City, New York. The store sells primarily Via Spiga product, including women’s footwear and accessories and men’s footwear with footwear price points ranging from $175 for shoes to $425 for boots.

E-Commerce
We own Shoes.com, Inc., a pure play internet e-tailing company. Shoes.com offers a diverse selection of footwear and accessories to women, men and children that includes Company-branded and licensed footwear as well as footwear purchased from outside suppliers and certain merchandise sold in Famous Footwear stores.

We also operate FamousFootwear.com and Naturalizer.com, which offer substantially the same product selection to consumers as sold in their respective domestic retail stores. Additional sites such as ShoeSteal.com, ViaSpiga.com, FrancoSarto.com, DrSchollsShoes.com, LifeStride.com, CarlosShoes.com and SkateStyles.com function as retail outlets for the online consumer and serve as additional brand-building vehicles for the Company.

These e-commerce sites utilize our information systems and distribution network, although most of our orders are dispersed through the distribution network of third-party providers. Information on these sites does not constitute part of this report.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

WHOLESALE OPERATIONS
Our Wholesale Operations segment designs, sources and markets branded and nonbranded casual, dress and athletic footwear for women, men and children at a variety of price points through two operating units, the Authority Alliance and Partnership Alliance. Our Authority Alliance primarily includes sales of the Naturalizer, Franco Sarto, Etienne Aigner, Via Spiga, Nickels Soft and Sam Edelman brands. Our Partnership Alliance primarily includes sales of our Dr. Scholl’s, Children’s and Specialty Athletic, private label, LifeStride, Carlos by Carlos Santana and Fergie/Fergalicious by Fergie brands. Certain of our branded footwear products are developed pursuant to licensing agreements. Our footwear is distributed to over 2,000 retailers, including mass merchandisers, national chains, department stores, independent retailers, catalogs and online retailers throughout the United States and Canada as well as approximately 35 other countries. The most significant wholesale customers include many of the nation’s largest retailers, including mass merchandisers such as Wal-Mart, Target and Collective Brands (including Payless ShoeSource); national chains such as Retail Ventures (including DSW), TJX Corporation, Ross Stores and Kohl’s; and department stores such as Macy’s, Bon-Ton, Dillard’s, Belk, Nordstrom and Lord and Taylor. The loss of any one or more of our significant customers could have a material adverse effect on our Wholesale Operations. We also sell product to a variety of international retail customers and distributors. The vast majority of our wholesale customers also sell shoes purchased from competing footwear suppliers. Those competing footwear suppliers own and license brands, many of which are well known and marketed aggressively. Moreover, many of our wholesale customers are increasing the amount of products that carry private brand names that they source directly from factories or through agents. In 2008, Wholesale Operations sold its customers approximately 64 million pairs of shoes.

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

Portfolio of Brands
Our Wholesale Operations segment offers retailers a portfolio of brands, each targeted to a specific customer segment within the marketplace. Our brands are differentiated by style point of view, design level, material costs and quality, consumer-focused marketing and price points. We own approximately half of our major brands and license other brands through short-term and long-term agreements. Products sold under license agreements accounted for Wholesale Operations’ sales of approximately 49% in 2008, 45% in 2007 and 44% in 2006.

Naturalizer:  Introduced in 1927, Naturalizer is one of the nation’s leading women’s footwear brands offering effortless style with uncompromising comfort and fit for our consumer. Naturalizer footwear is sold primarily in department stores, national chains and our Naturalizer and Famous Footwear retail stores. Naturalizer’s Beautiful feels so good TM positioning is based on delivering footwear that helps women feel naturally beautiful and comfortable everyday. In 2008, Naturalizer introduced the N5 Comfort Elements TM, which consists of five specific design features in our Naturalizer shoes that deliver the all day comfort our consumer desires. Suggested retail price points range from $59 for shoes to $169 for boots. The brand holds the No. 1 market share position in the moderate zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, as reported by the NPD Group/NPD Fashionworld Point-of-Sale (hereafter “NPD Group, Inc.”) at the end of 2008. NPD Group, Inc. reports statistical data obtained from retailers, but NPD Group, Inc. does not guarantee the accuracy and completeness of its information. All retail shoe outlets have not been surveyed, but we believe that the principal retailers have been included. Although we have not independently verified its data, we believe NPD Group, Inc. data to be generally reliable.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Franco Sarto:  The Franco Sarto brand has a loyal, career-focused consumer who is as passionate about the brand’s Italian-inspired style, fit and quality as she is about the man behind the design. Franco Sarto’s personal appearances in select retail venues generate lines of consumers anxious to meet the designer himself. Through licensed relationships, Franco Sarto has expanded its offering into other categories including handbags and eyewear. The brand is sold in the better zone of major national chains, department stores and independent retailers, at suggested retail price points from $79 for shoes to $199 for boots. Franco Sarto ranked No. 3 in market share position in the better zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2008. Our license to sell Franco Sarto product is a long-term agreement that expires in December 2012, with an extension option through December 2019.

Etienne Aigner: Etienne Aigner, known for its timeless style and designer heritage, appeals to a target customer who seeks classic footwear styling. It is sold in the better zone of national chains, department stores and our Famous Footwear retail stores at price points ranging from $69 for shoes to $179 for boots. Etienne Aigner holds the No. 9 market share position in the better zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2008. The Etienne Aigner name is licensed under an agreement that expires in December 2017, with an extension option through December 2022.

Via Spiga:  Via Spiga provides chic, sophisticated footwear for the cosmopolitan woman who wants to make a fashion statement every day. The brand is sold in the bridge/designer zone in premier department stores and upscale boutiques. Via Spiga designs fashion footwear that is true to its Italian heritage with attention to detail and quality. Through licensed relationships, Via Spiga has expanded its offering into other categories including outerwear, men’s footwear, eyewear, handbags, hosiery and belts, growing the brand’s reputation as a true fashion brand. This brand sells at suggested retail price points from $175 for shoes to $425 for boots. The brand holds the No. 6 market share position in the bridge/designer zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2008.

Sam Edelman: In 2007, we announced our agreement to invest in Edelman Shoe, Inc. Sam’s eponymous brand is designed for women who radiate fashion, style and chic sophistication. Innovative and fresh, his creations exude the energy of luxury shoes without the high-end price tag. The brand is sold primarily through department stores and independent retailers at suggested retail price points ranging from $79 for sandals, flats and heels to $395 for boots. Sam Edelman holds the No. 7 market share position in the bridge/designer zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2008. Inspired by her own life experiences, Libby’s namesake Libby Edelman brand translates runway to reality for women whose passion for fashion blends seamlessly with their real lives as career woman, wife and mother. Debuting in spring 2009 at Famous Footwear, Libby Edelman price points range from $49 to $69 per pair.

Dr. Scholl’s:  We have a long-term license agreement, which is renewable through 2014 for the United States and Canada and 2009 for Latin America, to market the Dr. Scholl’s brand of affordable casual, athletic, work and dress shoes for women, men and children. This footwear features Dr. Scholl’s insole technology and is primarily distributed through mass merchandisers and our Famous Footwear retail stores at suggested retail price points of $20 for sandals to $100 for boots. We also sell the Original Dr. Scholl’s line of women’s fashion footwear under this license. Original Dr. Scholl’s footwear offers hip comfort for the fashion consumer with cool, casual styling and comfort technology. It is sold through national chains, our Famous Footwear and Naturalizer retail stores and department stores at suggested retail prices ranging from $39 for sandals to $69 for boots. Original Dr. Scholl’s holds the No. 11 market share position in the comfort zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2008.

Buster Brown:  As our heritage children’s brand, Buster Brown was launched in 1904 and is sold primarily through mass merchandisers and our Famous Footwear stores. We leverage the strength and recognition of the Buster Brown name by marketing children’s footwear under the Buster Brown & Co. umbrella. This product features numerous popular characters from children’s movies and television shows, including Fisher Price characters, Barbie, Disney characters and Nickelodeon characters under license agreements. The terms of the license agreements vary. We sell these products to mass merchandisers including Payless ShoeSource, Wal-Mart and Target as well as our Famous Footwear retail stores. The Buster Brown & Co. umbrella provides customers with the assurance that these licensed products contain the quality that they are accustomed to receiving from the Buster Brown brand.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

LifeStride:  A leading entry-level price point women’s brand, LifeStride footwear offers feminine, fashionable styling at value pricing. The brand is sold in national chains, department stores and our Famous Footwear retail stores. The LifeStride target consumer seeks great fashion-at-a-price. Suggested retail price points range from $49 for sandals to $89 for boots. LifeStride ranked No. 3 in market share position in the moderate zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2008.

Carlos by Carlos Santana:  In 2001, we launched the Carlos by Carlos Santana collection of women’s footwear to the better zone at major department stores, national chains and our Famous Footwear and Naturalizer retail stores. Marketed under a license agreement with legendary musician, Carlos Santana, which runs through December 2011, with an extension option through December 2016, this brand targets trend-conscious consumers with hot, fashionable shoes inspired by the passion and energy of Santana’s music. Suggested retail price points range from $79 for shoes to $199 for boots. Carlos by Carlos Santana holds the No. 13 market share position in the better zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2008.

Fergie/Fergalicious by Fergie: In 2008, we announced a collaboration with entertainment superstar Fergie, a three-time Grammy Award winner with four number one singles, including three from her six million-selling debut solo album The Dutchess. We have created two namesake footwear lines to fully capture the multifaceted aspects of Fergie's life as an award-winning singer, songwriter and actress. Fergie footwear captures the multi-platinum artist's confident, individual style in a line of sophisticated, sexy footwear with a glam rock influence. The brand will launch in spring 2009 at better department stores, boutiques, independent retailers and on-line at retail price points of $69 for sandals to $249 for boots. Fergalicious by Fergie shoes have a fun, funky attitude inspired by her pop rock persona. Fergalicious by Fergie will also launch in spring 2009 and will be available at Famous Footwear, FamousFootwear.com and other national chains at retail price points of $39 for sandals to $79 for boots.

Marketing
We continue to build on the heritage and recognition of our wholesale brands to create differentiation and consumer loyalty. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail partners. In 2008, we spent approximately $20 million in advertising and marketing support, including cooperative advertising, in-store promotions and events, consumer print advertising, public relations and internet advertising with our wholesale customers. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers.

Backlog
At January 31, 2009, our Wholesale Operations had a backlog of unfilled orders of approximately $200 million compared to $238 million on February 2, 2008. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead-time on their orders and, in some cases, the timing of licensed product movie releases. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Brands and Licensed Products
The following is a listing of our brands and licensed products:

Women’s	Men’s and Athletic	Children’s
AirStep	Basswood	Barbie(9)
Basswood	Big Country	Backyardigans(10)
Carlos by Carlos Santana(2)	Dr. Scholl’s(4)	Buster Brown
Connie	Francois Xavier Collection	Cars(11)
Dr. Scholl’s(4)	F.X. LaSalle	Disney Standard Characters(11)
EA by Etienne Aigner(5)	FX	Dr. Scholl’s(4)
Etienne Aigner(5)	Regal	Fergalicious by Fergie(1)
Eurosole	Studio Via Spiga	Firstkiss(7)
Eurostep	TX Traction	Fisher Price(9)
Fanfares	Zodiac American Original	Go Diego Go(8)
Firstkiss(7)		Handy Manny(11)
Fergie(1)		Polly Pocket(9)
Fergalicious by Fergie(1)		Power Rangers(11)
Franco Sarto(6)		That’s So Raven(11)
Francois Xavier Collection		Toe Zone(12)
F.X. LaSalle		Wall-E(11)
FX		Winnie The Pooh(11)
Gretta(3)		Zodiac American Original
HOTKISS(7)
Libby Edelman
LifeStride
LS Studio
Maserati
Natural Soul
Naturalizer
Naturalizer Sport
Natural Sport
Nickels
Nickels Soft
Opale
Original Dr. Scholl’s(4)
Paloma
Reba McEntire(13)
Sam Edelman
Samuel
SE Boutique
Signature Naturalizer
Studio Paulo
TX Traction
Vera Wang(14)
Via Spiga
V Via Spiga
VS
VS by Via Spiga
Zodiac
Zodiac American Original
Zodiac USA

As denoted, these brands are used with permission from and, in most cases, are registered trademarks of:

(1) Krystal Ball Entertainment, Inc.	(8) MTV Networks
(2) Cadestanza LLC	(9) Mattel, Inc.
(3) Gretta Enterprises, Inc.	(10) Nelvana, Inc.
(4) Schering-Plough Healthcare Products, Inc.	(11) Disney Enterprises, Inc. (license expired on March 31, 2009)
(5) Etienne Aigner, Inc.	(12) Sole Concepts, Inc.
(6) Fashion Shoe Licensing LLC	(13) RebaWear LLC
(7) Hot Kiss, Inc.	(14) Vera Wang Licensing LLC

All other brands are owned by and, in most cases, are registered trademarks of Brown Shoe Company, Inc. or its consolidated subsidiaries.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Brown Shoe Sourcing Operations
Brown Shoe Sourcing Operations source the majority of our footwear for our Wholesale Operations and Specialty Retail segments and a portion of the footwear sold by Famous Footwear. The sourcing operations, which in 2008 sourced 63 million pairs of shoes, have developed a global sourcing capability through its relationships with third-party independent footwear manufacturers. The majority of our footwear sourced is provided by approximately 100 manufacturers. In certain countries we utilize agents to facilitate and manage the development, production and shipment of product. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of our established relationships. While we do not have any significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.

We have sourcing offices in China, Hong Kong, Macau and Italy and through an agent partnership in Brazil and the Dominican Republic. Our structure enables us to source footwear at various price levels from significant shoe manufacturing regions of the world.

In 2008, 98% of the footwear we sourced was from manufacturing facilities in China. The following table provides an overview of our foreign sourcing in 2008:

Country	Millions of Pairs
China	61.9
Brazil	1.3
All other	0.2
Total	63.4

We monitor the quality of the components of all of our footwear prior to production and inspect prototypes of every footwear style. We also perform random in-line quality control checks during production and before footwear leaves the manufacturing facility.

In our Dongguan, China and our Putien, China offices, we operate a total of four sample making facilities with unique and diverse capabilities, including footwear for women, men and children, providing superior speed, control and execution in product development.

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

AVAILABLE INFORMATION
Our internet address is www.brownshoe.com. Our internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, through our internet site as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. You may access these SEC filings via the hyperlink to a third-party SEC filings site that we provide on our site.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2009.

Name	Age	Current Position
Ronald A. Fromm	58	Chairman of the Board of Directors and Chief Executive Officer
Diane M. Sullivan	53	President and Chief Operating Officer
Joseph W. Wood	61	President, Brown Shoe Retail
Gary M. Rich	58	President, Brown Wholesale (Partnership Alliance)
Richard M. Ausick	55	President, Brown Wholesale (Authority Alliance)
Douglas W. Koch	57	Senior Vice President and Chief Talent Officer
Mark E. Hood	56	Senior Vice President and Chief Financial Officer
Joseph Caro	46	Senior Vice President and Chief Information Officer
Michael I. Oberlander	40	Senior Vice President, General Counsel and Corporate Secretary

The period of service of each officer in the positions listed and other business experience are set forth below.

Ronald A. Fromm, Chairman of the Board of Directors and Chief Executive Officer of the Company since January 2004. Chairman of the Board of Directors, President and Chief Executive Officer of the Company from January 1999 to December 2003. President of the Company’s branded division from April 1998 to January 1999. Executive Vice President, Famous Footwear from September 1992 to March 1998.

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

Gary M. Rich, President, Brown Wholesale (Partnership Alliance) since August 2000. President, Brown Pagoda from March 1993 to August 2000.

Richard M. Ausick, President, Brown Wholesale (Authority Alliance) since July 2006. Senior Vice President and Chief Merchandising Officer of Famous Footwear from January 2002 to July 2006. Senior Vice President and General Merchandise Manager for Shopko Stores from 1989 to 2002.

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

ITEM 1A	RISK FACTORS
Certain statements in this Form 10-K, as well as other statements made by us from time to time, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. The considerations listed below represent certain important factors we believe could cause such results to differ. These considerations are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risk factors (including those described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. We disclaim any intent or obligation to update these forward-looking statements.

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
Worldwide economic conditions have recently deteriorated in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Consumer spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, gasoline prices, real estate values, foreclosure rates, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control and may have a negative impact on our sales and margins. Our customers’ purchases, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs or in periods of actual or perceived unfavorable economic conditions. If we encounter increases in our product costs, these may not be offset by comparable rises in the income of consumers of our products. These consumers may choose to purchase fewer of our products or lower-priced products of our competitors in response to higher prices for our products, or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, product suppliers, insurers, logistics and other service providers and financial institutions which are counterparties to our credit facilities and derivatives transactions. Our customers may experience diminished liquidity that could result in an increase in our credit risk, or our customers may encounter an inability to obtain credit to finance purchases of our products. If third parties on which we rely for goods or services are unable to overcome difficulties resulting from the deterioration in worldwide economic conditions and provide us with the materials and services we need, or if counterparties to our credit facilities or derivatives transactions do not perform their obligations, our business, results of operations, financial condition and liquidity could be adversely affected. For example, we have experienced some disruption in product sourcing as a result of certain unforeseen factory closures in 2008. While the financial consequences to the Company of these closures were not material, the impact of many closures of major facilities may have an adverse effect on product sourcing. We attempt to mitigate this risk in a variety of ways, including diversification among factories, but such risk to our business and results of operations cannot be completely eliminated.

We face risks relating to competition.
Competition is intense in the footwear industry. Certain of our competitors are larger and have greater financial, marketing and technological resources than we do. Our success depends upon our ability to remain competitive in the areas of style, price, quality, location and service, among others, and in part on our ability to anticipate and respond to changing merchandise and fashion trends and consumer preferences and demands in a timely manner. The industry has also been impacted by retailers aggressively competing on the basis of price. Accordingly, there has been competitive pressure on us to keep our selling prices low. If we are unable to respond effectively to these competitive pressures, our business and results of operations may be adversely affected.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

We face risks related to the maintenance of proper inventory levels.
We place orders with manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. We may fail to gauge the fashion tastes of consumers or differentiate our retail and wholesale offerings. However, the current global economic slowdown makes it increasingly difficult for us and our customers to accurately forecast product demand trends, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair the brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, negatively impact our sales results and diminish brand awareness.

We face risks relating to changes in consumer preferences.
The footwear industry is subject to rapidly changing consumer demands and fashion trends. Accordingly, our success in both our wholesale and retail operations depends in large part on our ability to anticipate, understand and react to changing consumer demands. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The success of our products, merchandising strategies and marketing strategies and programs will also depend on a favorable reception by our customers. Furthermore, consumer preferences and purchasing patterns may be influenced by consumers’ disposable income, which could impact the success of our operations.

We rely on foreign sources of production.

General
We rely almost entirely on foreign sourcing for our footwear products. We source footwear products from independent third-party manufacturing facilities located in China and, to a lesser extent, Brazil and other countries. Typically, we are a major customer of these third-party manufacturing facilities. However, there is substantial competition in the footwear industry for quality footwear manufacturers. Accordingly, our future results will partly depend on maintaining close working relationships with our principal manufacturers.

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

We require our third-party foreign manufacturers to meet our standards and footwear-industry standards for working conditions and other matters, including compliance with applicable labor, environmental and other laws, before we place orders with them to manufacture products for us. A failure by any of our third-party manufacturers to adhere to these standards or laws could cause us to incur additional costs for our products and could cause negative publicity and harm our business and reputation. We also require our third-party foreign manufacturers to meet our and industry standards for product safety, including compliance with applicable laws and standards with respect to lead content in paint and other child safety issues. A failure by any of our third-party manufacturers to adhere to product safety standards could lead to a product recall, which could result in critical media coverage and harm our business and reputation and could cause us to incur additional costs.

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

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

We cannot predict the effect that changes in the economic and political conditions in the United States and China could have on the economics of doing business with Chinese manufacturers. For example, manufacturing capacity in China may shift from footwear to other industries with manufacturing margins that are perceived to be higher. Currently, many footwear manufacturers in China are facing labor shortages as migrant workers seek better wages and working conditions in other industries and vocations. If this trend continues, our current manufacturers’ operations could be adversely affected, and we may experience difficulties or delays in sourcing our footwear as well as higher footwear costs.

Although we believe we could find alternative manufacturing sources for those products we currently source from China through independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity would have a material adverse effect on the Company. For example, alternative manufacturers may have higher prices, less favorable payment terms, less manufacturing capacity, lower quality standards or increased lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, this could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations. In addition, the occurrence of a natural disaster such as an earthquake or hurricane or the outbreak of a pandemic disease in China could severely interfere with the manufacture of our products and have a material adverse effect on the Company.

Currency
Although we purchase most products from foreign manufacturers in United States dollars and otherwise engage in foreign currency hedging transactions, we cannot ensure that we will not experience cost variations with respect to exchange rate changes. For example, although we purchase footwear made in China using United States dollars, recently Chinese manufacturers have been increasing their United States dollar prices to compensate for the appreciation of the Chinese currency against the United States dollar. Also, if we continue to grow internationally and increase our net sales in currencies other than the United States dollar, our exposure to foreign currencies will increase.

We face risks relating to customer concentration.
Our wholesale customers include mass merchandisers, national chains, department stores, independent retailers, catalogs and online retailers. Several of our customers operate multiple department store divisions. Furthermore, we often sell multiple types of licensed, branded and private-label footwear to these same mass merchandisers, national chains, department stores, independent retailers, catalogs and online retailers. While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by our customers who operate multiple mass merchandisers, national chains, department stores, independent retailers, catalogs and/or online retailers or any other significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

The retail industry has experienced increased consolidation. As this trend continues, our customers will likely seek more favorable terms for their purchases of our products, which could limit our ability to raise prices or achieve our profit goals. In turn, we may not be able to recoup raw material or other cost increases. Sales on terms less favorable to us than our current terms will have an adverse effect on our profitability. Consolidation could lead to a decrease in the number of stores that carry our products and could expose us to greater concentration of accounts receivable risk. In addition, retailers are deciding to source more of their products directly from manufacturers overseas and reducing their reliance on wholesalers. If retailers continue to increase their direct sourcing of footwear from overseas, this could have a material adverse effect on our business and results of operations.

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

To support our growth strategy while streamlining and transforming day-to-day operations for our integrated business model, we are converting select existing internally-developed and certain other third-party applications to an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. These information technology initiatives began during the summer of 2008 and will likely continue through 2011. We believe the phased implementation may disrupt not only our information systems, but also a significant portion of our general office operations. While we believe the implementation of these systems will provide significant opportunity for us, such a major undertaking carries various risks and uncertainties that could cause actual results to differ materially. These include (i) changes in the estimated costs and anticipated benefits of strategic business transformation; (ii) potential disruption to our business and operations as we implement the ERP applications; (iii) the timing and uncertainty of activities related to software implementation and business transformation; (iv) the new software system’s ability to enable our successful execution of our growth strategy; and (v) the additional risk of unforeseen issues, interruptions and costs. If we are unable to successfully implement these information technology initiatives, it may have an adverse effect on our capital resources, financial condition, results of operations and liquidity.

We may fail to protect the integrity and security of customer and associate information.
We routinely possess sensitive customer and associate information and, while we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, results of operations and financial condition and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

We may be unable to retain senior management and to recruit and retain other key associates.
Our success depends on the ability to attract, retain and motivate qualified management, administrative, product development and sales personnel to support existing operations and future growth. Competition for qualified personnel in the footwear industry is intense, and we compete for these individuals with other companies that in many cases have substantial financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain other qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We may also encounter disruption to our business and operations as we implement changes associated with our voluntary severance program and the relocation of our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri.

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

We are dependent on leased locations.
Our Famous Footwear and Specialty Retail segments operate footwear stores. We lease all of these stores. Accordingly, the success of our operations, in part, is dependent on our ability to secure affordable, long-term leases in desirable locations and to secure renewals of such leases. Although we believe that our current leases can be renewed on acceptable terms, no assurance can be given that we will be able to successfully negotiate lease renewals on existing stores or to obtain acceptable terms for new stores in desirable locations, and the failure to do so could have an adverse effect on our ability to grow our business and our financial condition and results of operations.

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

Domestic
Our growth strategy includes continued expansion of our Famous Footwear store base, continued growth in the distribution of our portfolio of owned and licensed brands, continued launching of new brands, continued development of our e-commerce business and potential acquisitions. There can be no assurance that we will be able to successfully implement any or all of these strategies, which could lead to a decline in our results of operations.

International
Our growth strategy includes the expansion of our brands internationally and the continued growth of our international sales. For example, we own a 51% equity stake in B&H Footwear Limited (“B&H Footwear”), a joint venture that began marketing Naturalizer footwear in China in fall 2007. In addition, B&H Footwear sells Naturalizer footwear on a wholesale basis to our joint venture partner, Hongguo International Holdings Limited (“Hongguo”). Hongguo then sells Naturalizer products through retail stores in China. Our international operations are subject to the many unique risks of doing business abroad, including, among other things, the ability to obtain and retain international rights to our licenses and trademarks. There can be no assurance that we will be able to successfully implement any or all of these strategies, which could lead to a decline in our results of operations.

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
We are a defendant from time to time in lawsuits and regulatory actions (including environmental matters) relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require that we devote substantial resources and executive time to defend the Company. See Item 3, Legal Proceedings, for further discussion of pending matters.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

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

We could be required to provide additional funding for our pension plans as a result of the negative impact of current market returns on the return on plan assets for our pension plans.
As a result of disruptions in the domestic and international financial markets, our pension plans had a decrease in asset values during the year ended January 31, 2009. We are unable to predict the severity or the duration of the current disruptions in the financial markets and the adverse economic conditions in the United States, Europe and Asia. We are not required to make any mandatory contributions to our plans in 2009. Nevertheless, the funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006 (the “Pension Protection Act”), continued losses of asset values may necessitate increased funding of the plans in the future to meet minimum federal government requirements. The continued downward pressure on the asset values of these plans may require us to fund obligations earlier than we had originally planned, which would have a negative impact on our cash flows from operations.

ITEM 1B	UNRESOLVED STAFF COMMENTS
None.

ITEM 2	PROPERTIES
We own our principal executive, sales and administrative offices in Clayton (“St. Louis”), Missouri. During 2008, we relocated our Famous Footwear division headquarters from Madison, Wisconsin, where they previously operated from a leased office space, to our principal offices in St. Louis, Missouri. In 2009, we subleased a portion of the vacated office space in Madison, while we continue to actively market the remaining Madison space to prospective third parties. Our Canada wholesale division operates from an owned building in Perth, Ontario and from leased office space in Laval, Quebec. Our Wholesale Operations Authority Alliance operates from leased office space in New York, New York, where we also maintain a showroom for our wholesale brands.

Our retail footwear operations are conducted throughout the United States, Canada, China and Guam and involve the operation of 1,444 shoe stores, including 133 in Canada and 19 in China. All store locations are leased, with over one-half having renewal options. Famous Footwear operates a leased 750,000 square-foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin and a leased 800,000 square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee. We also operate an owned 150,000 square-foot distribution facility in Perth, Ontario. In 2008, we leased a new 350,000 square-foot distribution center in Tejon Ranch, California. We will begin using this facility in 2009 to gain better efficiencies in distribution activities.

Most of the footwear sold through our domestic wholesale divisions is processed through one of four main distribution centers, two Company-owned distribution centers in Sikeston, Missouri and Fredericktown, Missouri, which have 720,000 and 465,000 square feet, including mezzanine levels, respectively, one leased facility in Sikeston, Missouri, which has 110,000 square feet, and one third-party facility in Chino, California. Some domestic distribution activities are handled by third-party providers.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

We lease office space in China, Hong Kong, Macau, Taiwan and Italy and four sample-making facilities in Dongguan, China and Putien, China.

We own a vacant manufacturing facility in Stirling, Ontario, a vacant office building in Perth, Ontario, a building in Denver, Colorado, which is leased to a third-party, and undeveloped land in Colorado and New York. See Item 3, Legal Proceedings, for further discussion of certain of these properties.

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

In March 2000, a class action lawsuit was filed in Colorado State Court (District Court for the City and County of Denver) related to the Redfield site described above against one of our subsidiaries, a prior operator at the site and two individuals (the Antolovich class action). Plaintiffs, certain current and former residents living in an area adjacent to the Redfield site, alleged claims for trespass, nuisance, strict liability, unjust enrichment, negligence and exemplary damages arising from the alleged release of solvents contaminating the groundwater and indoor air in certain areas adjacent to and near the site. In December 2003, the jury hearing the claims returned a verdict finding us negligent and awarded the class plaintiffs $1.0 million in damages. We recorded this award along with the estimated cost of associated pretrial interest on the award and estimated costs related to sanctions imposed by the court resulting from pretrial discovery disputes between the parties. The plaintiffs filed an appeal of the December 2003 jury verdict and in August 2007, the Colorado Court of Appeals rejected the plaintiffs attempt to obtain a new trial by affirming the trial court judgment. The Court also denied a cross-appeal by us seeking a reversal of a portion of the pretrial interest awarded to plaintiffs, and we paid an additional $0.8 million in April 2008 for the remainder of the pretrial interest owing on the judgment. The Court also reversed the trial court’s award of costs to us and remanded the case to the trial court for a determination of whether plaintiffs are entitled to recover their costs related to the trial. The plaintiffs subsequently filed a petition with the Supreme Court of Colorado seeking review of the Court of Appeal’s decision denying them a new trial, which the Supreme Court denied on May 19, 2008, effectively ending plaintiffs’ attempts to obtain a retrial. The cost of further proceedings in this matter may vary.

In connection with the Redfield environmental remediation and class action litigation discussed above, we sued a number of our insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. During 2006, we reached agreements with certain of those insurers to resolve the coverage claims arising out of the Redfield site and recorded income related to these recoveries of $7.3 million ($4.4 million on an after-tax basis), net of related legal fees, as a reduction of restructuring and other special charges, net. Prior to a trial of that action, during the first quarter of 2008, we reached settlements with all insurers remaining in the case for total insurance recoveries, net of associated fees and costs, of $10.2 million ($6.2 million on an after-tax basis), as a reduction of restructuring and other special charges, net. As a result of these settlements, all claims among the parties have been dismissed. In addition, we filed a contribution action in Colorado State Court against the Colorado Department of Transportation (“CDOT”), which owns and operates a facility adjacent to the Redfield site. On April 14, 2008, the Supreme Court of Colorado reversed the trial court’s and Court of Appeal’s rulings, which had rejected CDOT’s attempts to have our cost recovery suit dismissed on legal grounds. As a result, only one claim related to a small ancillary part of our remediation efforts was allowed to go forward, and we have since reached an agreement to settle for a minimal payment by CDOT, and the case has been dismissed. We believe any further exposure beyond our reserve levels are minimal, if any.

While we currently do not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of shareholders during the fourth quarter of 2008.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and the Chicago Stock Exchange under the trading symbol “BWS.” As of January 31, 2009, we had approximately 3,900 shareholders of record. The following table sets forth for each fiscal quarter during 2008 and 2007 the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share, all of which have been adjusted to reflect our three-for-two stock split, effected in the form of a dividend on April 2, 2007.

	2008			2007
	Low	High	Dividends Paid	Low	High	Dividends Paid
1st Quarter	$11.89	$17.65	$0.07	$26.46	$37.68	$0.07
2nd Quarter	12.06	17.60	0.07	19.92	33.00	0.07
3rd Quarter	6.99	18.44	0.07	18.09	23.19	0.07
4th Quarter	4.34	10.94	0.07	11.91	18.29	0.07

Restrictions on the Payment of Dividends
Our revolving credit agreement and Senior Notes limit the amount of dividends that can be declared and paid. However, we do not believe this limitation materially restricts the Board of Directors’ ability to declare or our ability to pay regular quarterly dividends to our common stockholders.

In addition to this limitation, the declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial conditions, future prospects and other factors deemed relevant by our Board of Directors, however, we presently expect that dividends will continue to be paid.

Issuer Purchases of Equity Securities
The following table represents issuer purchases of equity securities.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
November 2, 2008 – November 29, 2008	11,316	(2)	$6.37	(2)	–	2,500,000

November 30, 2008 – January 3, 2009	–		–		–	2,500,000

January 4, 2009 – January 31, 2009	–		–		–	2,500,000

Total	11,316	(2)	$6.37	(2)	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. No shares were repurchased under the 2008 Program; therefore, there were 2.5 million shares authorized to be purchased under the 2008 program as of January 31, 2009.

(2)
Includes 10,000 shares purchased by an affiliated purchaser in an open market transaction. Also includes 1,316 shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase programs.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Stock Performance Graph
The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P© 600 SmallCap Stock Index and (ii) a peer group of companies believed to be engaged in similar businesses. Our peer group consists of Genesco Inc., Collective Brands, Inc. (formerly Payless ShoeSource, Inc.), Shoe Carnival, Inc., DSW Inc., Skechers U.S.A., Inc., Steven Madden, Ltd., The Timberland Company and Wolverine World Wide, Inc. In August 2007, Payless ShoeSource, Inc. changed its name to Collective Brands, Inc. and acquired The Stride Rite Corporation. The results of The Stride Rite Corporation are included within the graph through the date of acquisition. Our fiscal year ends on the Saturday nearest to each January 31; accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at January 31, 2004. The graph also assumes that all dividends were reinvested and that investments were held through January 31, 2009. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

	1/31/2004	1/29/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009
Brown Shoe Company, Inc.	$100	$80	$122	$226	$110	$31
S&P© 600 SmallCap Stock Index	100	114	138	153	144	89
Peer Group	100	125	165	213	136	83

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report.

($ thousands, except per share amounts)	2008 (52 Weeks)	2007 (52 Weeks)	2006 (53 Weeks)	2005 (52 Weeks)	2004 (52 Weeks)

Operations:
Net sales	$2,276,362	$2,359,909	$2,470,930	$2,292,057	$1,941,804
Cost of goods sold	1,394,126	1,416,510	1,500,037	1,393,753	1,157,437
Gross profit	882,236	943,399	970,893	898,304	784,367
Selling and administrative expenses	851,893	827,350	854,053	794,078	710,130
Impairment of goodwill and intangible assets	149,150	–	–	–	–
Restructuring and other special charges, net	54,278	19,000	8,145	14,654	9,708
Equity in net loss of nonconsolidated affiliate	216	439	–	–	–
Operating (loss) earnings	(173,301)	96,610	108,695	89,572	64,529
Interest expense	(17,105)	(16,232)	(17,892)	(19,641)	(9,109)
Interest income	1,800	3,434	2,610	1,348	929
(Loss) earnings before income taxes and minority interests	(188,606)	83,812	93,413	71,279	56,349
Income tax benefit (provision)	53,793	(23,483)	(27,719)	(30,147)	(12,982)
Minority interests in net loss (earnings) of consolidated subsidiaries	1,575	98	14	(132)	(62)
Net (loss) earnings	$(133,238)	$60,427	$65,708	$41,000	$43,305

Operations:
Return on net sales	(5.9)%	2.6%	2.7%	1.8%	2.2%
Return on beginning shareholders’ equity	(23.9)%	11.5%	15.1%	10.5%	12.4%
Return on average invested capital(1)	(18.3)%	8.4%	9.9%	6.3%	8.6%
Dividends paid	$11,855	$12,312	$9,147	$7,353	$7,266
Purchases of property and equipment(2)	$60,417	$41,355	$60,725	$36,800	$46,227
Depreciation and amortization(3)	$56,510	$52,148	$50,943	$49,266	$40,106

Per Common Share:
Basic (loss) earnings	$(3.21)	$1.40	$1.56	$1.00	$1.07
Diluted (loss) earnings	(3.21)	1.37	1.51	0.96	1.02
Dividends paid	0.28	0.28	0.21	0.18	0.18
Ending shareholders’ equity	9.31	13.35	12.10	10.45	9.53

Financial Position:
Receivables, net	$84,252	$116,873	$132,224	$158,103	$97,503
Inventories, net	466,002	435,682	420,520	414,295	421,450
Working capital	279,297	333,142	303,844	267,351	281,324
Property and equipment, net	157,451	141,964	138,164	116,555	114,394
Total assets	1,026,031	1,099,841	1,099,057	1,027,293	846,134
Average net assets(4)	496,979	496,996	428,118	415,738	428,844
Borrowings under revolving credit agreement	112,500	15,000	1,000	50,000	92,000
Long-term debt	150,000	150,000	150,000	150,000	50,000
Shareholders’ equity	394,104	558,577	523,645	434,210	391,303

Average common shares outstanding – basic	41,525	43,223	42,225	40,890	40,310
Average common shares outstanding – diluted	41,525	44,141	43,639	42,524	42,319
All data presented reflects the fiscal year ended on the Saturday nearest to January 31. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information related to the selected financial data above.

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
(3)
Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized software, intangibles and debt issuance costs. The amortization of debt issuance costs is reflected within interest expense in our consolidated statement of earnings and totaled $1.6 million in 2008, $1.5 million in 2007, $1.5 million in 2006, $1.1 million in 2005 and $0.9 million in 2004.

(4)
Average net assets are calculated as the average of each month-end net asset balance during the year. Net assets are calculated as the sum of working capital, property and equipment, net and capitalized software, net.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview
We are a footwear company with both wholesale and retail operations and have annual revenues of nearly $2.3 billion. We are a fashion footwear marketer, offering the consumer a portfolio of great footwear stores and well-known footwear brands. As both a wholesaler and a retailer, we have a perspective on the marketplace that enables us to serve consumers from different vantage points.

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

Retail
In our retail businesses, we believe differentiation is a key to our success. Our focus is on meeting the needs of a well-defined consumer. We aim to provide trend-right, brand-name fashion and athletic footwear at a great price for our customer and her entire family by providing fun-to-shop stores, innovative marketing and some exclusive products. We believe this differentiates us from our competitors. We test innovative ideas in our stores to improve the customer’s shopping experience and to further differentiate our retail chains. Our retail segments include Famous Footwear and Specialty Retail. Famous Footwear is the nation’s largest footwear chain selling branded value-priced footwear for the entire family with over 1,100 stores. Our Specialty Retail segment operates over 300 retail stores in the United States and Canada, primarily under the Naturalizer name, as well as several stores in China and our e-commerce subsidiary, Shoes.com.

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

Our major brands, both owned and licensed, include Naturalizer, Dr. Scholl’s, Franco Sarto, Buster Brown, LifeStride, Etienne Aigner, Via Spiga, Carlos by Carlos Santana, Nickels Soft, Sam Edelman and Fergie/Fergalicious by Fergie.

Our wholesale business model focuses on maximizing the sell-through of our product to the final consumer rather than maximizing sell-ins to our retail customers. This business model focuses on a continuous flow of smaller quantities of new goods versus large preseason sell-ins, thereby minimizing markdowns and allowances. We have seen success with this consumer-driven approach and believe it has improved the performance of many of our brands and believe additional opportunities exist to capitalize on this business model.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Financial Highlights
Overall, 2008 proved to be one of the most difficult business environments in our history. Worldwide economic conditions continued to slow considerably in many countries and regions, including the United States, during the year. Our retail and wholesale businesses continue to be affected by reductions in consumer spending and the challenging economic climate. As a result of the deterioration of general economic conditions, recent industry trends and the resulting decline in our share price and capitalization, we recorded an impairment of our goodwill and intangible assets during 2008. We anticipate that business will remain difficult through 2009; therefore, we remain focused on managing effectively the fundamentals that we control, including: managing inventory, tightening control over expenses and continually evaluating our planned capital expenditures. But, we have been in business for 130 years and have experienced many challenging economic environments. We have taken advantage of this downturn to further certain strategic initiatives in an effort to better position our business for the time when the consumer returns, including the continued investment in brands and other portions of our business that are generating strong returns and driving our future growth. For instance, we made additional investments in Shoes.com, Inc. and Edelman Shoe, Inc. during 2008. We made significant progress during the year on a number of key initiatives, including our headquarters consolidation and information technology initiatives, which are described further below. We also recently announced certain expense and capital containment initiatives designed to strengthen our financial performance and better position us for the future.

The following is a summary of the financial highlights for 2008:

•
Consolidated net sales declined 3.5%, to $2.276 billion in 2008, as compared to $2.360 billion last year. Net sales of our Wholesale Operations and Specialty Retail segments decreased by $79.7 million and $10.7 million, respectively, which was partially offset by an increase in net sales of our Famous Footwear segment of $6.8 million.

•	Our consolidated operating loss was $173.3 million in 2008, compared to operating earnings of $96.6 million last year.

•	Our consolidated net loss was $133.2 million, or $3.21 per diluted share, in 2008, compared to net earnings of $60.4 million, or $1.37 per diluted share last year.

There were a number of items that impacted our 2008 and 2007 operating results that should be considered in evaluating our results on a year-to-year basis. These events were:

•
Impairment of goodwill and intangible assets – We incurred charges of $149.2 million ($119.2 million on an after-tax basis, or $2.87 per diluted share) during 2008, as a result of the deterioration of general economic conditions, recent industry trends and the resulting decline in our share price and market capitalization, with no corresponding impairment charges last year. See the Recent Developments section that follows and Note 1 and Note 10 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

•
Expense and capital containment initiatives – We incurred charges of $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share) during 2008, related to our expense and capital containment initiatives, with no corresponding charges last year. These costs include employee-related costs for severance, including health care benefits and enhanced pension benefits, as well as facility and other costs. See the Recent Developments section that follows and Note 5 to the consolidated financial statements for additional information related to these charges.

•
Headquarters consolidation – We incurred charges of $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share) during 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges last year. These costs include employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. See the Recent Developments section that follows and Note 5 to the consolidated financial statements for additional information related to these charges.

•
Information technology initiatives – We incurred charges of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during 2008, related to our integrated enterprise resource planning (“ERP”) information technology system that will replace select existing internally developed and certain other third-party applications, with no corresponding charges last year. See the Recent Developments section that follows and Note 5 to the consolidated financial statements for additional information related to these charges.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

•
Environmental insurance recoveries and charges – We recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million ($6.2 million on an after-tax basis, or $0.15 per diluted share) as a reduction of restructuring and other special charges, net during 2008, with no corresponding recoveries last year. See Note 5 and Note 17 to the consolidated financial statements for additional information related to these recoveries.

•
Share-based incentive plans – As a result of our lower operating results, our share-based compensation expense was lower by $5.8 million in 2008, as compared to last year. The lower expense primarily reflects lower expected payout percentages on our stock performance plans.

•
Earnings Enhancement Plan – Last year, we incurred charges related to our Earnings Enhancement Plan initiatives of $19.0 million ($12.4 million on an after-tax basis, or $0.28 per diluted share), with no corresponding charges during 2008. The plan was designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. See Note 5 to the consolidated financial statements for additional information related to the program and these charges.

Following is a summary of our operating results in 2008 by segment. See Note 8 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

•
Our Famous Footwear segment’s net sales increased 0.5%, to $1.320 billion in 2008, compared to $1.313 billion last year. A higher store count led to the increase in overall net sales, but declines in customer traffic led to a same-store sales decline of 4.7%. Operating earnings decreased 68.0% to $27.0 million in 2008, as compared to $84.1 million last year, driven by higher retail facilities charges resulting from our higher store count as well as higher selling costs. We also recorded $3.8 million in charges related to our expense and capital containment initiatives in 2008 and $3.5 million in charges related to the impairment of goodwill, with no corresponding charges in 2007. In addition, we experienced a lower gross profit rate as a result of our increased promotional activity. As a percent of net sales, operating earnings decreased to 2.0% in 2008, as compared to 6.4% last year.

•
Our Wholesale Operations segment’s net sales decreased 10.2%, to $703.8 million in 2008, as compared to $783.5 million last year. The challenging retail environment softened demand for many of our brands. A lower mix of department store sales, a higher mix of sales of lower-margin licensed brands as compared to our owned brands and increased markdown and allowance provisions led to a lower gross profit rate. We incurred an operating loss of $108.1 million in 2008, as compared to operating earnings of $67.5 million last year, as a result of $129.1 million of charges incurred related to the impairment of goodwill and intangible assets and $14.4 million of charges recorded in connection with our expense and capital containment initiatives in 2008, with no corresponding charges in 2007. These increases were partially offset by the nonrecurrence of $4.2 million in charges related to our Earnings Enhancement Plan in 2007. We also experienced a decline in net sales and our gross profit rate.

•
Our Specialty Retail segment’s net sales decreased 4.1%, to $252.5 million in 2008, compared to $263.2 million last year. We experienced a same-store sales decline of 3.4% in our retail stores, lower net sales at Shoes.com and a decline in the Canadian dollar exchange rate. Our operating loss increased to $30.5 million in 2008, compared to $8.2 million last year due to primarily to $16.6 million in charges related to the impairment of goodwill, with no corresponding charges in 2007. In addition, we experienced a decline in net sales and gross profit rate, partially offset by lower expenses due primarily to the nonrecurrence of charges associated with the relocation of our Shoes.com administrative office from Los Angeles, California to St. Louis, Missouri last year and lower marketing and selling costs. In addition, we recorded $0.6 million of charges related to our expense and capital containment initiatives in 2008, with no corresponding charges in 2007.

Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and shareholders’ equity, increased to 40.0% at January 31, 2009, compared to 22.8% at February 2, 2008, primarily due to a decline in shareholders’ equity as a result of our net loss in 2008 and our $97.5 million increase in debt obligations at the end of 2008. Our current ratio, the relationship of current assets to current liabilities, was 1.69 to 1 at January 31, 2009, compared to 2.10 to 1 at February 2, 2008. Inventories at year end were $466.0 million, up from $435.7 million last year, primarily due to the increase in the number of retail stores during 2008.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Recent Developments

Impairment of Goodwill and Intangible Assets
As a result of the difficult market conditions and industry trends, and the resulting decline in the market price of our common stock at the end of 2008, we determined that an impairment indicator was present related to our goodwill and intangible assets. Under the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), an interim test for impairment must be performed whenever impairment indicators are present. We performed this interim impairment testing as of January 31, 2009, and determined that the fair values, estimated using discounted cash flow analyses (reconciled to our market capitalization for goodwill), related to our recorded goodwill and a portion of our intangible assets were less than their carrying values.

During the fourth quarter of 2008, we recorded non-cash impairment charges for goodwill and intangible assets of $149.2 million ($119.2 million on an after-tax basis, or $2.87 per diluted share). Our Wholesale Operations, Specialty Retail and Famous Footwear segments incurred charges of $120.8 million, $16.6 million and $3.5 million, respectively, related to the impairment of goodwill and our Wholesale Operations segment incurred $8.2 million in impairment charges for intangible assets. The non-cash goodwill and intangible asset impairment charges did not have an adverse effect on the covenant calculations under our debt agreements or our overall compliance with the covenants of our debt agreements. See Note 1 and Note 10 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

Second Amended and Restated Credit Agreement
On January 21, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with our lenders, replacing our former $350.0 million credit facility, which was set to expire on July 21, 2009. The Credit Agreement provides for revolving credit in an aggregate amount of up to $380.0 million, subject to the calculated borrowing base restrictions. The Credit Agreement is for a term of five years, expiring on January 21, 2014. We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs and capital expenditure plans for the foreseeable future.

Expense and Capital Containment Initiatives
During the fourth quarter of 2008, we announced expense and capital containment initiatives in an effort to proactively position us for continued challenges in the retail environment. These initiatives included a voluntary separation program, changes in compensation structure, further rationalization of operating expenses and the closing of certain functions at our Fredericktown, Missouri distribution center. The workforce reduction program will affect our domestic and international workforce in business areas across the enterprise. Associate separations began in February 2009, with final dates of employment determined on an individual basis. We previously announced our intent to work with public and private partners over the next few years on the redevelopment of our 12-acre property in St. Louis, Missouri into a mixed-use project with office, retail and residential facilities, including a new, more efficient headquarters for the Brown Shoe of the future. Due to the current economic conditions, we have indefinitely paused our redevelopment plans. We do not have any ongoing expenditure requirements associated with our headquarters redevelopment initiative.

These expense and capital containment initiatives are expected to yield annual savings in the range of $28 million to $31 million. The total costs to implement these initiatives, as recorded in the fourth quarter of 2008, are estimated to be $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share). These costs include employee-related costs for severance, including health care benefits and enhanced pension benefits, as well as facility and other costs. These estimates are subject to change and differences may arise between these estimates and actual costs. See Note 5 to the consolidated financial statements for additional information related to these charges.

Headquarters Consolidation
During the first quarter of 2008, we announced plans to relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. The relocation of the division is intended to foster collaboration, increase our speed to market and strengthen our connection with consumers. The total costs to implement the transition, as recorded in 2008, are estimated to be $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share). These costs include employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. See Note 5 to the consolidated financial statements for additional information related to these charges.

Under various state economic development programs, we are collaborating with public partners to receive eligible incentives related to training and job creation. During 2008, we recognized $1.6 million, net of federal tax of $0.9 million, related to state tax incentives for these initiatives.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Investment in Shoes.com, Inc.
During the fourth quarter of 2008, we invested $3.6 million in Shoes.com, Inc. (“Shoes.com”), acquiring 6.2% of the common stock, bringing our total equity interest to 100%. See Note 2 to the consolidated financial statements for additional information related to our business combinations and investments.

Investment in Edelman Shoe, Inc.
On November 3, 2008, we invested an additional $4.1 million in Edelman Shoe, Inc. (“Edelman Shoe”), acquiring 7.5% of the outstanding stock, bringing our total equity interest to 50%. We have an option to buy the remaining interest in the future. The Sam Edelman brand was launched in 2004 and is sold in department stores and independent and specialty stores across the country. Edelman Shoe is a variable interest entity for which we are the primary beneficiary; therefore, our consolidated financial statements include the accounts of Edelman Shoe beginning in the fourth quarter of 2008. Prior to consolidation, we accounted for the investment in accordance with the equity method. See Note 2 to the consolidated financial statements for additional information related to our business combinations and investments.

Information Technology Initiatives
During the second quarter of 2008, we announced plans to implement an integrated ERP information technology system provided by third-party vendors. We will utilize an industry specific ERP information technology system solution to support our supply chain. The ERP information technology system will replace select existing internally developed and certain other third-party applications, and is expected to support our growth strategy while streamlining and transforming day-to-day operations for our integrated business model. We anticipate the implementation will enhance our profitability and deliver increased shareholder value through improved management and execution of our business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and is expected to continue through 2011. We incurred charges of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during 2008 related to our implementation of these initiatives.

West Coast Distribution Center
During 2008, we entered into an operating lease for a new west coast distribution center for our retail operations. We believe this distribution center, which is currently under construction and is expected to be operational in time for our back-to-school season in 2009, will provide us with increased operating and freight efficiencies.

Outlook for 2009
Looking ahead, we expect that 2009 will continue to be a difficult economic environment. Accordingly, we expect that our retail business will experience negative same-store sales during 2009. For our wholesale business, we expect a decline in sales of our existing brands and continued decline in sales from our private label business, partially offset by growth in our new brands, such as Sam Edelman, Libby Edelman, Fergie and Fergalicious as well as increased penetration by Dr. Scholl’s in the national chains channel. We believe that our brands are well positioned in the marketplace and that our continued focus on our liquidity and capital management, inventory management, expense disciplines and investment in brands and other portions of our business that are expected to drive our future growth and provide the foundation for future success.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Following are the consolidated results and the results by segment for 2008, 2007 and 2006:

CONSOLIDATED RESULTS

	2008		2007		2006
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,276.4	100.0%	$2,359.9	100.0%	$2,470.9	100.0%
Cost of goods sold	1,394.2	61.2%	1,416.5	60.0%	1,500.0	60.7%
Gross profit	882.2	38.8%	943.4	40.0%	970.9	39.3%
Selling and administrative expenses	851.8	37.4%	827.4	35.1%	854.1	34.6%
Impairment of goodwill and intangible assets	149.2	6.6%	–	–	–	–
Restructuring and other special charges, net	54.3	2.4%	19.0	0.8%	8.1	0.3%
Equity in net loss of nonconsolidated affiliate	0.2	0.0%	0.4	0.0%	–	–
Operating (loss) earnings	(173.3)	(7.6)%	96.6	4.1%	108.7	4.4%
Interest expense	(17.1)	(0.8)%	(16.2)	(0.6)%	(17.9)	(0.7)%
Interest income	1.8	0.1%	3.4	0.1%	2.6	0.1%
(Loss) earnings before income taxes and minority interests	(188.6)	(8.3)%	83.8	3.6%	93.4	3.8%
Income tax benefit (provision)	53.8	2.3%	(23.5)	(1.0)%	(27.7)	(1.1)%
Minority interests in net loss of consolidated subsidiaries	1.6	0.1%	0.1	0.0%	–	–
Net (loss) earnings	$(133.2)	(5.9)%	$60.4	2.6%	$65.7	2.7%

Net Sales
Net sales decreased $83.5 million, or 3.5%, to $2.276 billion in 2008, as compared to $2.360 billion last year. All segments were impacted by the challenging consumer environment. The largest decline came from our Wholesale Operations segment, which reported a $79.7 million decline, as our retail partners experienced the same business environment and sought to manage their inventories and open to buy more tightly. The net sales of our Specialty Retail segment declined by $10.7 million, due to a same-store sales decline of 3.4% in our retail stores, lower net sales at Shoes.com and a decline in the Canadian dollar exchange rate, partially offset by a higher store count. Our Famous Footwear segment’s net sales increased by $6.8 million, reflecting a higher store count, while experiencing a same-store sales decline of 4.7%.

Net sales decreased $111.0 million, or 4.5%, to $2.360 billion in 2007, as compared to $2.471 billion in 2006. Although we experienced growth in net sales from our retail segments, the decline in our Wholesale Operations segment’s net sales more than offset the retail increase. The decline in our Wholesale Operations segment’s sales of $147.3 million reflects declines in most of our major brands, driven by the weak consumer environment, our reduced emphasis on sales of private label product and the discontinuance of the Bass license at the end of 2006. Famous Footwear’s net sales increased by $31.0 million, reflecting a higher store count in 2007, partially offset by the impact of an additional week of sales in 2006 (due to 2006 being a 53-week fiscal period) and a same-store sales decline of 0.6%. Our Specialty Retail segment’s net sales improved by $5.3 million, due to both growth in our Shoes.com business and the strengthening of the Canadian dollar, partially offset by a lower store count compared to 2006, the impact of the 53rd week in 2006 and a same-store sales decline of 0.9% in our retail stores.

Gross Profit
Gross profit decreased $61.2 million, or 6.5%, to $882.2 million in 2008, as compared to $943.4 million last year as a result of lower net sales and a decline in our gross profit rate. As a percent of net sales, our gross profit decreased to 38.8% in 2008, from 40.0% last year. In our Wholesale Operations segment, we recognized increased markdowns and higher allowances. In addition, we experienced a sales shift from department store to the lower-margin national chains channel and a higher mix of lower-margin licensed brands as compared to our owned brands. Increased promotional activity in our retail segments and higher markdowns in our retail inventory also contributed to the decline in gross profit rate.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Gross profit decreased $27.5 million, or 2.8%, to $943.4 million in 2007, as compared to $970.9 million in 2006. As a percent of net sales, our gross profit increased to 40.0% in 2007, from 39.3% in 2006. The increase in gross profit as a percentage of net sales in 2007 was driven by both higher margin rates in our Wholesale Operations segment and a greater mix of retail sales, which carry a higher gross profit rate. Our Wholesale Operations segment experienced a higher gross profit rate as a result of a greater mix of higher margin branded product sales, as we reduced our emphasis on lower margin private label product sales and discontinued the lower margin Bass business in 2006.

We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $24.4 million, or 3.0%, to $851.8 million in 2008 compared to last year and decreased $26.7 million, or 3.1%, to $827.4 million in 2007 compared to 2006. As a percent of net sales, selling and administrative expenses was 37.4% in 2008, compared to 35.1% in 2007 and 34.6% in 2006.

Selling and administrative expenses increased $24.4 million in 2008 compared to last year as a result of higher retail facilities costs due to higher store counts in our retail segments, partially offset by lower share-based compensation expense of $5.8 million primarily reflecting lower expected payout percentages on our stock performance plans and lower legal fees. As a percentage of net sales, selling and administrative expenses increased to 37.4% in 2008 from 35.1% last year. This increase is due to the impact of the factors listed above and the de-leveraging of the expense base from lower sales volume.

Selling and administrative expenses decreased $26.7 million in 2007, as compared to 2006 as a result of numerous factors, including higher retail facilities and selling costs due to a higher store count and higher sales at Famous Footwear, as well as the following major components:

•
Cash-based employee incentive plan – We recognized total expense of $1.2 million for cash-based employee incentive plan costs in 2007 compared to $26.6 million in 2006, resulting in a decrease in expenses of $25.4 million.

•
Earnings Enhancement Plan savings – We experienced a decrease in costs of approximately $16 million as a result of lower costs resulting from the benefits of our Earnings Enhancement Plan (approximately $21 million during 2007 versus approximately $5 million during 2006).

•	Executive early retirement agreement – During 2006, we incurred charges related to an executive early retirement agreement of $3.7 million, with no corresponding charges during 2007.

As a percentage of net sales, selling and administrative expenses have increased to 35.1% in 2007 from 34.6% in 2006. This increase is due to the impact of the factors listed above and the de-leveraging of the expense base from lower sales volume.

Impairment of Goodwill and Intangible Assets
We incurred charges related to the impairment of our goodwill and intangible assets of $149.2 million during 2008, as a result of the deterioration of general economic conditions, recent industry trends and the resulting decline in our share price and market capitalization, with no corresponding charges in 2007 or 2006. See Note 1 and Note 10 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

Restructuring and Other Special Charges, Net
Restructuring and other special charges, net increased $35.3 million to $54.3 million during 2008, as compared to $19.0 million last year as a result of several factors, as follows (see Note 5 to the consolidated financial statements for additional information related to these charges and recoveries):

•
Expense and capital containment initiatives – We incurred charges of $30.9 million during 2008, related to our expense and capital containment initiatives, with no corresponding charges last year. These costs include employee-related costs for severance, including health care benefits and enhanced pension benefits, as well as facility and other costs. See further discussion of these initiatives under Recent Developments.

•
Headquarters consolidation – We incurred charges of $29.8 million during 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges last year. These costs include employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

•
Earnings Enhancement Plan – Last year, we incurred charges related to our Earnings Enhancement Plan initiatives of $19.0 million, with no corresponding charges during 2008. The plan was designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources.

•
Environmental insurance recoveries and charges – We recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of restructuring and other special charges, net during 2008, with no corresponding recoveries last year.

•
Information technology initiatives – We incurred charges of $3.7 million during 2008, related to our integrated ERP information technology system that will replace select existing internally developed and certain other third-party applications, with no corresponding charges last year.

As a percent of net sales, restructuring and other special charges, net increased to 2.4% in 2008, from 0.8% last year, reflecting the above named factors and the de-leveraging of our expense base over lower net sales volume.

Restructuring and other special charges, net increased $10.9 million to $19.0 million during 2007, as compared to $8.1 million in 2006 as a result of several factors, as follows:

•
Earnings Enhancement Plan – We incurred additional charges of $13.0 million related to our Earnings Enhancement Plan in 2007 compared to 2006 ($19.0 million during 2007, compared to $6.0 million during 2006).

•	Exit of the Bass business – During 2006, we incurred charges related to the exit of our Bass business of $3.8 million, with no corresponding charges during 2007.
•
Environmental insurance recoveries and charges – We recorded income related to insurance recoveries, net of costs to complete the Redfield on-site remediation of $1.6 million, as a reduction of restructuring and other special charges, net during 2006, with no corresponding recoveries in 2007.

As a percent of net sales, restructuring and other special charges, net increased to 0.8% in 2007, from 0.3% in 2006, reflecting the above named factors and the de-leveraging of our expense base over lower net sales volume.

Operating (Loss) Earnings
We reported an operating loss of $173.3 million in 2008, as compared to operating earnings of $96.6 million last year due to the impairment of goodwill and intangible assets, an increase in restructuring and other special charges, net and an increase in selling and administrative expenses as well as a decline in net sales and gross profit rate as discussed above.

Operating earnings decreased $12.1 million, or 11.1%, to $96.6 million in 2007, as compared to $108.7 million in 2006. As a percent of net sales, operating earnings declined to 4.1% in 2007, from 4.4% in 2006, due to the factors above.

Interest Expense
Interest expense increased $0.9 million to $17.1 million in 2008, as compared to last year and decreased $1.7 million to $16.2 million in 2007 compared to 2006.

The increase in interest expense in 2008 reflects higher average borrowings under our revolving credit agreement, partially offset by lower rates on our borrowings under our revolving credit agreement.

The decrease in interest expense in 2007 was driven by lower average borrowings under our revolving credit agreement.

Income Tax Benefit (Provision)
Our consolidated effective tax rates in 2008, 2007 and 2006 were 28.5%, 28.0% and 29.7%, respectively.

Our consolidated effective tax rate is generally below the federal statutory rate of 35% because our foreign earnings are subject to lower statutory tax rates.

In 2008, we incurred a pre-tax loss in our domestic operations, which are generally subject to a normal combined tax rate of 35% to 39%. However, we recorded pre-tax earnings in foreign jurisdictions, which generally have very low tax rates. This combination of a domestic loss and foreign earnings, the impairment of goodwill and intangible assets, some of which is not deductible for tax purposes, and the recognition of certain state tax incentives, resulted in an overall effective tax benefit rate of 28.5% in 2008.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

We recognized $1.6 million, net of $0.9 million federal tax impact, of income for state tax incentives related to our headquarters consolidation initiatives during 2008, with no corresponding income during 2007 or 2006. See Note 7 to the consolidated financial statements for additional information regarding our tax rates.

Net (Loss) Earnings
We reported a net loss of $133.2 million in 2008, compared to net earnings of $60.4 million in 2007 as a result of the reasons noted above.

Net earnings decreased $5.3 million, or 8.0%, to $60.4 million in 2007, as compared to $65.7 million in 2006 due to the factors discussed above.

Geographic Results
We have both domestic and foreign operations. Domestic operations include the wholesale distribution of footwear to numerous retail customers and the nationwide operation of the Famous Footwear and Specialty Retail chains of footwear stores. Foreign operations primarily consist of wholesale operations in the Far East and retailing operations in Canada and China. In addition, we license certain of our trademarks to third parties who distribute and/or operate retail locations internationally. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and (loss) earnings before income taxes and minority interests was as follows:

	2008		2007		2006
($ millions)	Net Sales	(Loss) Earnings Before Income Taxes and Minority Interests	Net Sales	Earnings Before Income Taxes and Minority Interests	Net Sales	Earnings Before Income Taxes and Minority Interests
Domestic	$1,916.5	($217.2)	$1,967.7	$38.7	$1,996.7	$51.3
Foreign	359.9	28.6	392.2	45.1	474.2	42.1
	$2,276.4	($188.6)	$2,359.9	$83.8	$2,470.9	$93.4

The pretax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

We incurred domestic losses before income taxes and minority interests in 2008 as a result of the weak consumer environment and the impact of higher domestic costs in 2008 primarily related to the impairment of goodwill and intangible assets and higher restructuring and other special charges, net in 2008.

In 2007, domestic earnings were lower and foreign earnings were higher than in 2006. The relative mix of domestic earnings before income taxes and minority interests decreased in 2007 as compared to 2006. Domestic earnings were lower in 2007 as a result of the weak consumer environment and the impact of higher domestic costs in 2007 related to our Earnings Enhancement Plan.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

FAMOUS FOOTWEAR

	2008		2007		2006
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$1,320.0	100.0%	$1,313.2	100.0%	$1,282.2	100.0%
Cost of goods sold	748.4	56.7%	727.8	55.4%	704.3	54.9%
Gross profit	571.6	43.3%	585.4	44.6%	577.9	45.1%
Selling and administrative expenses	537.3	40.7%	501.3	38.2%	488.1	38.1%
Impairment of goodwill and intangible assets	3.5	0.3%	–	–	–	–
Restructuring and other special charges, net	3.8	0.3%	–	–	–	–
Operating earnings	$27.0	2.0%	$84.1	6.4%	$89.8	7.0%

Key Metrics
Same-store sales % change (on a 52-week basis)	(4.7)%		(0.6)%		3.4%
Same-store sales $ change (on a 52-week basis)	$(60.3)		$(7.5)		$38.6
Sales impact of 53rd week	$–		$(18.7)		$18.7
Sales change from new and closed stores, net	$67.1		$57.2		$37.7

Sales per square foot, excluding e-commerce (on a 52-week basis)	$168		$180		$185
Square footage (thousand sq. ft.)	7,894		7,459		6,940

Stores opened	89		110		92
Stores closed	25		35		46
Ending stores	1,138		1,074		999

Net Sales
Net sales increased $6.8 million, or 0.5%, to $1.320 billion in 2008, as compared to $1.313 billion last year. During 2008, we opened 89 new stores and closed 25, resulting in 1,138 stores and total square footage of 7.9 million at the end of 2008, as compared to 1,074 stores and total square footage of 7.5 million at the end of last year. During 2008, net new stores provided $67.1 million in net sales, but declines in customer traffic and lower conversion rates led to a same-store sales decline of 4.7%, or $60.3 million. As a result of the same-store sales decline and lower sales per square foot in our newer stores compared to our mature stores, sales per square foot decreased 7.0% to $168, as compared to $180 last year. Our customer loyalty program, Rewards, continues to gain momentum, as approximately 60% of our net sales were made to our Rewards members in 2008, as compared to 54% in 2007 and 45% in 2006.

Net sales increased $31.0 million, or 2.4%, to $1.313 billion in 2007, as compared to $1.282 billion in 2006 due to a higher store count, partially offset by the impact of the 53rd week in 2006 and a decline in same-store sales. Our 2006 fiscal year included 53 weeks, while both our 2008 and 2007 fiscal years had 52 weeks. Same-store sales decreased 0.6%, reflecting the overall weak consumer environment resulting in a decrease in customer traffic count. During 2007, net new stores provided $57.2 million in net sales and same-store sales decreased $7.5 million. We opened 110 new stores and closed 35 in 2007, increasing total square footage by 7.5% to 7.5 million. As a result of the same-store sales decline and lower sales per square foot in our newer stores compared to our mature stores, sales per square foot decreased 2.7% to $180 during 2007.

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Gross Profit
Gross profit decreased $13.8 million, or 2.4%, to $571.6 million in 2008, as compared to $585.4 million last year. The decrease was due to a decline in gross profit rate, primarily as a result of increased promotional activity and higher markdowns as we sought to manage inventory and maintain market share during the year. As a percent of net sales, our gross profit rate was 43.3% in 2008, down from 44.6% last year.

Gross profit increased $7.5 million, or 1.3%, to $585.4 million in 2007, as compared to $577.9 million in 2006, reflecting a higher store count compared to the prior year. As a percent of net sales, our gross profit rate was 44.6% in 2007, down from 45.1% in 2006. The decrease in rate primarily reflects an increase in promotional activity and higher markdowns to sell through inventory, particularly in the second half of 2007. In addition, we recognized $1.2 million of income related to gift card breakage (i.e., gift cards sold where the likelihood of redemption by the customer is remote) in 2006 after realigning our corporate structure. Income from gift card breakage increased our gross profit rate by ten basis points in 2006.

Selling and Administrative Expenses
Selling and administrative expenses increased $36.0 million, or 7.2%, to $537.3 million during 2008, as compared to $501.3 million last year. The increase was primarily attributable to the higher store count and higher sales volume, resulting in higher retail facilities and selling costs as well as higher marketing costs. As a percent of net sales, selling and administrative expenses increased to 40.7% in 2008, from 38.2% last year, reflecting the higher costs noted above.

Selling and administrative expenses increased $13.2 million, or 2.7%, to $501.3 million during 2007, as compared to $488.1 million in 2006. As a percent of net sales, selling and administrative expenses increased slightly to 38.2% in 2007, from 38.1% in 2006. The increase in expenses was primarily attributable to higher retail facilities and direct selling costs as a result of our higher store count and higher marketing expenses. These increases were partially offset by lower cash-based employee incentive costs in 2007.

Impairment of Goodwill and Intangible Assets
We incurred charges related to the impairment of our goodwill of $3.5 million during 2008, as a result of the deterioration of general economic conditions, recent industry trends and the resulting decline in our share price and market capitalization, with no corresponding charges in 2007 or 2006. See Note 1 and Note 10 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

Restructuring and Other Special Charges, Net
Restructuring and other special charges, net increased to $3.8 million in 2008, with no corresponding charges in 2007 or 2006. The increase was attributable to expense and capital containment initiative costs of $3.8 million in 2008. As a percent of net sales, restructuring and other special charges, net increased to 0.3% in 2008.

Operating Earnings
Operating earnings decreased $57.1 million, or 68.0%, to $27.0 million for 2008, as compared to $84.1 million last year. The decline was driven by the increase in selling and administrative expenses, restructuring and other special charges, net and impairment of goodwill as well as a decrease in the gross profit rate, as described above. As a percent of net sales, operating earnings declined to 2.0% in 2008, as compared to 6.4% last year.

Operating earnings decreased $5.7 million, or 6.3%, to $84.1 million for 2007, as compared to $89.8 million in 2006. The decline was driven by the decrease in the gross profit rate and higher retail facilities and direct selling expense, partially offset by lower cash-based incentive compensation expense, as described above. As a percent of net sales, operating earnings declined to 6.4% in 2007, as compared to 7.0% in 2006.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

WHOLESALE OPERATIONS

	2008		2007		2006
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$703.8	100.0%	$783.5	100.0%	$930.8	100.0%
Cost of goods sold	497.9	70.7%	543.3	69.3%	657.0	70.6%
Gross profit	205.9	29.3%	240.2	30.7%	273.8	29.4%
Selling and administrative expenses	170.3	24.2%	168.1	21.5%	195.4	21.0%
Impairment of goodwill and intangible assets	129.1	18.4%	–	–	–	–
Restructuring and other special charges, net	14.4	2.1%	4.2	0.5%	7.4	0.8%
Equity in net loss of nonconsolidated affiliate	0.2	0.0%	0.4	0.1%	–	–
Operating (loss) earnings	$(108.1)	(15.4)%	$67.5	8.6%	$71.0	7.6%

Key Metrics
Unfilled order position at year-end	$200.2		$238.1		$214.4

Net Sales
Net sales decreased $79.7 million, or 10.2%, to $703.8 million in 2008, as compared to $783.5 million last year. The challenging retail environment softened demand for many of our brands as our retail partners sought to manage their inventories and open to buy more tightly. We experienced sales declines from most of our major brands, including our Women’s Specialty (composed of private brands and private label business), Dr. Scholl’s, Naturalizer, LifeStride, Nickels Soft and Via Spiga divisions. These declines were partially offset by sales growth in our Sam Edelman (first consolidated in the fourth quarter of 2008), Etienne Aigner, Children’s and Specialty Athletic and International divisions. By channel of distribution, we experienced sales declines from mass merchandisers and department stores, partially offset by an increase in sales to national chains.

Net sales decreased $147.3 million, or 15.8%, to $783.5 million in 2007, as compared to $930.8 million in 2006, reflecting declines in most of our major brands due to several factors, including a weaker consumer environment, our reduced emphasis on lower margin private label product sales and our decision to exit the Bass business at the end of 2006. We achieved sales gains in our Dr. Scholl’s, Etienne Aigner and Nickels Soft brands; however, sales declined in our Via Spiga, LifeStride, Naturalizer, Carlos by Carlos Santana, Franco Sarto and Children’s brands.

Gross Profit
Gross profit decreased $34.3 million, or 14.3%, to $205.9 million in 2008, as compared to $240.2 million last year. As a percent of net sales, our gross profit rate decreased to 29.3% in 2008, from 30.7% last year. The lower gross profit rate reflects increased markdowns, as we attempted to maintain fresh inventory, and higher allowance provisions as a percent of sales to our department store customers. The segment also experienced a change in sales mix from department store to the lower-margin national chains channel and a higher mix of sales of lower-margin licensed brands as compared to our owned brands.

Gross profit decreased $33.6 million, or 12.3%, to $240.2 million in 2007, as compared to $273.8 million in 2006 as a result of the lower sales volume. However, as a percent of net sales, our gross profit rate increased to 30.7% in 2007, from 29.4% in 2006, due to a greater mix of branded product sales, lower inventory markdowns and our exit of the lower-margin Bass business at the end of 2006. In addition, we continued to benefit from the shift in our business model to focus on more frequent deliveries of smaller quantities of new goods versus large preseason sell-ins, thereby minimizing markdowns and allowances.

Selling and Administrative Expenses
Selling and administrative expenses increased $2.2 million, or 1.4%, to $170.3 million during 2008, as compared to $168.1 million last year, due primarily to higher marketing costs. As a percent of net sales, selling and administrative expenses increased to 24.2% in 2008, from 21.5% last year, reflecting the above named factors and the de-leveraging of our expense base over lower net sales volume.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Selling and administrative expenses decreased $27.3 million, or 13.9%, to $168.1 million during 2007, as compared to $195.4 million in 2006. The decline was a result of lower cash-based employee incentive plan expenses of $12.1 million as well as reductions in selling, marketing, warehousing and distribution costs. As a percent of net sales, selling and administrative expenses increased to 21.5% in 2007, from 21.0% in 2006, reflecting the above named factors and the de-leveraging of our expense base over lower sales volume.

Impairment of Goodwill and Intangible Assets
We incurred charges related to the impairment of our goodwill and intangible assets of $129.1 million during 2008, as a result of the deterioration of general economic conditions, recent industry trends and the resulting decline in our share price and market capitalization, with no corresponding charges in 2007 or 2006. See Note 1 and Note 10 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

Restructuring and Other Special Charges, Net
Restructuring and other special charges, net increased $10.2 million to $14.4 million in 2008, as compared to $4.2 million last year. The increase was attributable to expense and capital containment initiative costs of $14.4 million in 2008, with no corresponding charges incurred last year. These increases were partially offset by $4.2 million in charges related to our Earnings Enhancement Plan in 2007. As a percent of net sales, restructuring and other special charges, net increased to 2.1% in 2008, from 0.5% last year, reflecting the above named factors and the de-leveraging of our expense base over lower net sales volume.

Restructuring and other special charges, net decreased $3.2 million to $4.2 million in 2007, as compared to $7.4 million in 2006. The decline was a result of the nonrecurrence of Bass exit costs incurred in 2006 of $3.8 million, partially offset by an increase of $0.6 million in expenses related to our Earnings Enhancement Plan in 2007 ($4.2 million in 2007, as compared to $3.6 million in 2006). As a percent of net sales, restructuring and other special charges, net decreased to 0.5% in 2008, from 0.8% last year, reflecting the above named factors.

Equity in Net Loss of Nonconsolidated Affiliate
During 2007, since the time of our initial investment in Edelman Shoe, Inc. (“Edelman Shoe”), we recorded our portion of Edelman Shoe’s operating results into our financial statements based upon the equity method of accounting, as equity in net loss of nonconsolidated affiliate. We continued to record the results of Edelman Shoe using the equity method until November 3, 2008, when we purchased additional shares of Edelman Shoe. Since that date, the results of Edelman Shoe are fully consolidated into our financial statements, with any minority interest reflected in the line titled minority interest in net loss of consolidated subsidiaries on our consolidated statement of earnings.

Operating (Loss) Earnings
Wholesale Operations reported an operating loss of $108.1 million as compared to operating earnings of $67.5 million last year, reflecting an increase in impairment of goodwill and intangible assets, restructuring and other special charges, net and selling and administrative expenses as well as lower sales and gross profit rate as described above.

Operating earnings decreased $3.5 million, or 4.8%, to $67.5 million for 2007, as compared to $71.0 million for 2006, as our higher gross profit rate and lower cash-based incentive costs did not offset the impact of our lower sales volume. As a percent of net sales, operating earnings increased to 8.6%, as compared to 7.6% in 2006.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

SPECIALTY RETAIL

	2008		2007		2006
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$252.5	100.0%	$263.2	100.0%	$257.9	100.0%
Cost of goods sold	147.8	58.5%	145.4	55.3%	138.7	53.8%
Gross profit	104.7	41.5%	117.8	44.7%	119.2	46.2%
Selling and administrative expenses	118.0	46.8%	122.2	46.4%	122.2	47.4%
Impairment of goodwill and intangible assets	16.6	6.6%	–	–	–	–
Restructuring and other special charges, net	0.6	0.2%	3.8	1.4%	0.8	0.3%
Operating loss	$(30.5)	(12.1)%	$(8.2)	(3.1)%	$(3.8)	(1.5)%
Key Metrics
Same-store sales % change (on a 52-week basis)	(3.4)%		(0.9)%		2.1%
Same-store sales $ change (on a 52-week basis)	$(6.0)		$(1.7)		$3.2
Sales impact of 53rd week	$–		$(3.8)		$3.8
Sales change from new and closed stores, net	$3.1		$(12.0)		$(20.3)
Impact of changes in Canadian exchange rate on sales	$(3.4)		$6.2		$4.1
Sales change of e-commerce subsidiary (on a 52-week basis)	$(4.4)		$16.6		$27.1

Sales per square foot, excluding e-commerce (on a 52-week basis)	$348		$358		$351
Square footage (thousand sq. ft.)	487		468		488

Stores opened	31		14		4
Stores closed	9		20		28
Ending stores	306		284		290

Net Sales
Net sales decreased $10.7 million, or 4.1%, to $252.5 million in 2008, as compared to $263.2 million last year. A same-store sales decline of 3.4% in our retail stores, lower net sales at Shoes.com and a decline in the Canadian dollar exchange rate, partially offset by a higher store count led to an overall decrease in our level of net sales. The net sales of Shoes.com decreased $4.4 million, or 5.5%, to $74.2 million in 2008, as compared to $78.6 million last year, reflecting the challenging consumer environment and site performance issues experienced early in 2008 from our system platform conversion. We opened 31 new stores (including 15 new Naturalizer stores in China) and closed nine during 2008 (including one Naturalizer store in China), resulting in a total of 306 stores (including 19 Naturalizer stores in China) and total square footage of 487,000 at the end of 2008, as compared to 284 stores (including five Naturalizer stores in China) and total square footage of 468,000 at the end of last year. As a result of the same-store sales and Canadian dollar exchange rate declines, sales per square foot decreased 2.8% to $348, as compared to $358 last year.

Net sales increased $5.3 million, or 2.0%, to $263.2 million in 2007, as compared to 2006, primarily due to growth in net sales of Shoes.com and the strengthening of the Canadian dollar exchange rate. These factors were partially offset by a lower store count compared to last year, the impact of the 53rd week in 2006 and a same-store sales decline of 0.9% in our retail stores. Net sales of Shoes.com increased $16.6 million, or 26.8%, on a 52-week basis, to $78.6 million in 2007. During 2007, we opened 14 new stores (including five Naturalizer stores in China) and closed 20, decreasing total square footage by 4.1% to 468,000. As a result of closing underperforming stores and strengthening of the Canadian dollar, sales per square foot increased 2.0%, to $358 during 2007.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Gross Profit
Gross profit decreased $13.1 million, or 11.1%, to $104.7 million in 2008, as compared to $117.8 million last year, reflecting lower net sales and gross profit rate. As a percent of net sales, our gross profit decreased to 41.5% in 2008, from 44.7% last year. Increased promotional activity and higher markdowns in our retail stores resulted in a decrease in our overall gross profit rate.

Gross profit decreased $1.4 million, or 1.2%, to $117.8 million in 2007, as compared to $119.2 million in 2006, due to the lower gross profit rate. As a percent of net sales, our gross profit decreased to 44.7% in 2007, from 46.2% in 2006, as a result of higher markdowns taken at Shoes.com to clear inventory, partially offset by a higher gross profit rate in our stores.

Selling and Administrative Expenses
Selling and administrative expenses decreased $4.2 million, or 3.3%, to $118.0 million during 2008, as compared to $122.2 million last year. This decline reflects a reduction in marketing costs and a decrease in selling costs due to lower net sales. An increase in retail facility costs resulting from the higher store count and higher store pre-opening costs partially offset these declines. As a percent of net sales, selling and administrative expenses increased to 46.8% in 2008, as compared to 46.4% last year as a result of the decline in net sales.

Selling and administrative expenses of $122.2 million during 2007 were flat compared to 2006. We experienced higher expenses at Shoes.com to support its sales growth, partially offset by a decrease of $1.3 million in cash-based employee incentive costs as well as lower retail facility costs and store payroll due to the lower store count in 2007 compared to 2006. Offsetting the impact of the store closing charges, a strengthening Canadian exchange rate had the effect of increasing expenses on a United States dollar basis by $2.7 million. As a percent of net sales, selling and administrative expenses decreased to 46.4% in 2007, as compared to 47.4% in 2006.

Impairment of Goodwill and Intangible Assets
We incurred charges related to the impairment of our goodwill of $16.6 million during 2008, as a result of the deterioration of general economic conditions, recent industry trends and the resulting decline in our share price and market capitalization, with no corresponding charges in 2007 or 2006. See Note 1 and Note 10 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

Restructuring and Other Special Charges, Net
Restructuring and other special charges, net decreased $3.2 million to $0.6 million in 2008, as compared to $3.8 million last year. The decrease was attributable to the nonrecurrence of costs related to our Earnings Enhancement Plan of $3.8 million, partially offset by expense and capital containment initiative costs of $0.6 million in 2008. As a percent of net sales, restructuring and other special charges, net decreased to 0.2% in 2008, from 1.4% last year, reflecting the above named factors.

Restructuring and other special charges, net increased $3.0 million to $3.8 million in 2007, as compared to $0.8 million in 2006, resulting from an increase in Earning Enhancement Plan costs of $3.0 million ($3.8 million in 2007 as compared to $0.8 million in 2006). As a percent of net sales, restructuring and other special charges, net increased to 1.4% in 2007, from 0.3% in 2006, reflecting the above named factors.

Operating Loss
Specialty Retail reported an operating loss of $30.5 million in 2008, as compared to an operating loss of $8.2 million last year due primarily to an increase in impairment of goodwill as well as a decline in net sales and gross profit rate.

Specialty Retail reported an operating loss of $8.2 million in 2007, as compared to an operating loss of $3.8 million in 2006, primarily as a result of higher expenses experienced at Shoes.com to support its sales growth, a lower gross profit rate and higher costs associated with our Earnings Enhancement Plan in 2007.

OTHER

The Other segment includes unallocated corporate administrative and other costs and recoveries. The segment reported costs of $61.7 million, $46.9 million and $48.3 million in 2008, 2007 and 2006, respectively.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

There were several factors impacting the $14.8 million increase in costs from 2007 to 2008, as follows:

•
Headquarters consolidation – We incurred charges of $29.8 million during 2008, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges last year.

•
Expense and capital containment initiatives – We incurred charges of $12.1 million during 2008, related to our expense and capital containment initiatives, with no corresponding charges last year. See further discussion of these initiatives under Recent Developments.

•	Earnings Enhancement Plan – Last year, we incurred charges related to our Earnings Enhancement Plan initiatives of $11.0 million, with no corresponding charges during 2008.
•
Environmental insurance recoveries and charges – We recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of restructuring and other special charges, net during 2008, with no corresponding recoveries last year.

•
Information technology initiatives – We incurred charges of $3.7 million during 2008, related to our integrated ERP information technology system that will replace select existing internally developed and certain other third-party applications, with no corresponding charges last year.

•
Share-based incentive plans – As a result of our lower operating results, our share-based compensation expense was lower by $2.8 million in 2008, as compared to last year. The lower expense primarily reflects lower expected payout percentages on our stock performance plans.

•	Lower expenses related to lower legal fees and an increase in capitalized salaries in connection with our capitalized software.

There were several factors impacting the $1.4 million decrease in costs from 2006 to 2007, as follows:

•	Earnings Enhancement Plan – We incurred higher costs related to our Earnings Enhancement Plan of $9.4 million ($11.0 million during 2007 versus $1.6 million during 2006).
•	Cash-based employee incentive plan – Annual incentive costs were $4.9 million lower than last year ($1.2 million during 2007 versus $6.1 million during 2006).
•	Executive retirement agreement – During 2006, we incurred a charge of $3.7 million related to an executive early retirement agreement, with no corresponding charge in 2007.
•	Environmental insurance recoveries and charges – During 2006, we recognized income of $1.6 million related to an insurance recovery for our Redfield site, net of environmental charges.
•	Credit card settlement – In 2007, we recognized $1.2 million of income related to a settlement with credit card companies as a reduction of selling and administrative expenses.
•	Lower expenses related to share-based director and employee compensation (related to a lower stock price) and lower legal fees.

RESTRUCTURING AND OTHER SPECIAL CHARGES, NET

During 2008, we recorded restructuring and other special charges, net of $54.3 million, including $30.9 million in charges related to our expense and capital containment initiatives, $29.8 million in charges associated with our headquarters consolidation and $3.7 million in charges related to our information technology initiatives, partially offset by $10.2 million of income related to insurance recoveries, net of associated fees and costs. See the Recent Developments section and Note 5 to the consolidated financial statements for additional information related to these charges and recoveries.

During 2007, we recorded restructuring and other special charges, net of $19.0 million related to our Earnings Enhancement Plan. See Note 5 to the consolidated financial statements for additional information related to these charges.

During 2006, we recorded restructuring and other special charges, net of $8.1 million, including $6.0 million in charges associated with our Earnings Enhancement Plan and $3.8 million in charges related to the expiration of the Bass license, partially offset by $1.6 million in income related to insurance recoveries, net of associated fees and costs. In addition, we recorded $0.3 million in charges associated with our Earnings Enhancement Plan as a component of cost of goods sold. See Note 5 to the consolidated financial statements for additional information related to these charges and recoveries.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

IMPACT OF INFLATION AND CHANGING PRICES
The effects of inflation on our business and results of operations have been minor over the last three years. Inflation can have a long-term impact on our business because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, our products are manufactured in other countries and a decline in the value of the U.S. dollar and the impact of labor shortages in China may result in higher manufacturing costs. Similarly, any potential significant shortage of quantities or increases in the cost of the materials that are used in our manufacturing process, such as leather and other materials or resources, could have a material adverse effect on our business and results of operations. In addition, inflation often is accompanied by higher interest rates, which could have a negative impact on consumer spending, in which case our margins could decrease. Moreover, increases in inflation may not be matched by rises in income, which also could have a negative impact on consumer spending. If we incur increased costs that are unable to be recovered through price increases, or if consumer spending continues to decrease generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we have been able to pass on a portion of the recent increases in costs to our consumers. Further discussion of the risks related to inflation and changing prices is included in Item 1A under the caption Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	January 31, 2009	February 2, 2008	Increase/ (Decrease)
Borrowings under revolving credit agreement	$112.5	$15.0	$97.5
Senior notes	150.0	150.0	–
Total debt	$262.5	$165.0	$97.5

Total debt obligations increased $97.5 million, or 59.1%, to $262.5 million at the end of 2008, as compared to $165.0 million at the end of last year, due primarily to a rise in borrowings under our revolving credit agreement primarily as a result of our net loss during 2008. Interest expense in 2008 was $17.1 million, as compared to $16.2 million in 2007 and $17.9 million in 2006. Our ratio of debt-to-capital increased to 40.0% at the end of 2008, compared to 22.8% at the end of 2007, primarily due to a decline in shareholders’ equity as a result of our net loss in 2008 and our $97.5 million increase in debt obligations at the end of 2008.

Credit Agreement
On January 21, 2009, Brown Shoe Company, Inc. and certain of our subsidiaries (the “Loan Parties”) entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated as of January 21, 2009. The Credit Agreement replaces the Amended and Restated Credit Agreement, dated July 21, 2004 (the “Former Credit Agreement”), which was scheduled to expire on July 21, 2009. The Credit Agreement matures on January 21, 2014. The Credit Agreement provides for revolving credit in an aggregate amount of up to $380.0 million, subject to the calculated borrowing base restrictions. Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base, which is based on stated percentages of the sum of eligible receivables and inventories, as defined, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first priority security interest in receivables, inventories and certain other collateral.

Interest on borrowings is at variable rates based on the London Inter-Bank Offer Rate (“LIBOR”) rate or the prime rate, as defined in the Credit Agreement. The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit.

The Credit Agreement limits our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. In addition, certain additional covenants would be triggered if excess availability were to fall below specified levels, including fixed charge coverage ratio requirements. Furthermore, if excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million for three consecutive business days, or an event of default occurs, the lenders may assume dominion and control over our cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance as of January 31, 2009.

At January 31, 2009, we had $112.5 million in borrowings outstanding and $13.4 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $254.1 million at the end of 2008.

We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs, capital expenditure plans and provide liquidity for potential acquisitions for the foreseeable future. The Credit Agreement provides the Company with greater access to credit than existed under our Former Credit Agreement and extends this availability for five years.

Senior Notes
In April 2005, we issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of January 31, 2009, we were in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

($ millions)	January 31, 2009	February 2, 2008	Increase/ (Decrease)
Working capital	$279.3	$333.1	$(53.8)
Current ratio	1.69:1	2.10:1

	2008	2007	Increase/ (Decrease)
Net cash provided by operating activities	$34.3	$86.3	$(52.0)
Net cash used for investing activities	(81.1)	(58.7)	(22.4)
Net cash provided by (used for) financing activities	79.0	(23.8)	102.8
Effect of exchange rate changes on cash	(5.1)	2.3	(7.4)
Increase in cash and cash equivalents	$27.1	$6.1	$21.0

Working capital at January 31, 2009, was $279.3 million, which was $53.8 million lower than at February 2, 2008. Our current ratio, representing the relationship of current assets to current liabilities, decreased from 2.10 to 1 at February 2, 2008, to 1.69 to 1 at January 31, 2009. The decrease in working capital is primarily the result of significantly higher borrowings under our revolving credit agreement in 2008 as compared to 2007. We used cash provided by operating activities and financing activities, in part, to fund investing activities described below. At January 31, 2009, we had $86.9 million of cash and cash equivalents, most of which represented cash and cash equivalents of our Canadian and other foreign subsidiaries.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was lower by $52.0 million, reflecting several factors:
•	Lower net earnings, including the impact of costs associated with our headquarters consolidation,
•	A larger increase in our inventory balance due to operating 86 more retail stores, slower sales and the timing and amount of purchases, and
•	A larger decrease in trade accounts payable due to the timing and amount of our purchases and payments to vendors,
   Partially offset by,
•
An increase in 2008 in accrued expenses primarily due to additional severance costs accrued in 2008 related to our voluntary severance program and our relocation of the Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri, compared to a decline last year as a result of lower cash-based employee incentive plan liabilities, and

•	A larger decrease in our receivables balance due to the timing of receipts and a decline in sales.

Cash used for investing activities was higher by $22.4 million as a result of increased purchases of property and equipment and capitalized software during 2008, as compared to last year, primarily related to our logistics network, information technology initiatives and the consolidation of our headquarters. The increase in cash used for purchases of property and equipment and capitalized software was partially offset by a decline in the investment in Edelman Shoe, Inc., $4.1 million in 2008 compared to $7.1 million in 2007. In 2009, we expect purchases of property and equipment and capitalized software of approximately $60 million to $65 million, primarily for information technology initiatives, logistics network, new stores and store remodeling as well as our general infrastructure.

The increase in cash provided by financing activities of $102.8 million reflects higher borrowings under the revolving credit agreement and the nonrecurrence of the acquisition of treasury stock in 2008, partially offset by a reduction in proceeds from stock option exercises and related tax benefits on share-based incentive plans and debt issuance costs incurred during the current year in connection with our new revolving credit agreement, as compared to last year.

We paid dividends totaling $0.28 per share in 2008, $0.28 per share in 2007 and $0.21 per share in 2006. The 2008 dividends marked the 86th year of consecutive quarterly dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Revenue Recognition
Retail sales, recognized at the point of sale, are net of returns and exclude sales tax. Wholesale sales and sales through our internet sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through our internet sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are carried based on historical experience and current expectations. Revenue is recognized on license fees related to our owned brand names, where we are licensor, when the related sales of the licensee are made.

Gift Cards
We sell gift cards to our customers in our retail stores and through our internet sites. Our gift cards do not have expiration dates or inactivity fees. We recognize revenue from gift cards when (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. We recognize gift card breakage at our Famous Footwear division during the 24-month period following the sale of the gift card, according to our historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings.  At this time, we only recognize breakage income for our Famous Footwear division. We will recognize gift card breakage at our other divisions once adequate historical data have been accumulated. We recognized $0.4 million, $0.4 million and $1.2 million of gift card breakage in 2008, 2007 and 2006, respectively.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Inventories
Inventories are our most significant asset, representing 45% of total assets at the end of 2008. We value inventories at the lower of cost or market, with 89% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices. At our Famous Footwear division, we recognize markdowns when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes gross profit rates at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At our other divisions, we generally provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross profit rate. We believe these policies reflect the difference in operating models between Famous Footwear and our other divisions. Famous Footwear continually runs promotional events to drive seasonal sales to clear seasonal inventories. The other divisions rely on permanent price reductions to clear slower-moving inventory.

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

At January 31, 2009, we have net operating loss carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Future impairment charges on our intangible assets may be required if the fair value becomes less than book value. The determination of the fair value is highly subjective, as it is determined largely by projections of future profitability and cash flows. This evaluation utilizes discounted cash flow analysis and analyses of historical and forecasted operating results. We perform impairment tests during the fourth quarter of each fiscal year, unless events indicate an interim test is required. We recorded impairment charges in the fourth quarter of 2008 for goodwill and intangible assets, which reduced the carrying amount of goodwill to zero. Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present. See Note 1 and Note 10 to the consolidated financial statements for additional information related to the impairment of goodwill and intangible assets.

Self-Insurance
We are self-insured and/or retain high deductibles for a significant portion of our workers’ compensation, employment practices, group health and disability and general, auto and property liability insurance. We purchase varying levels of insurance for losses in excess of our deductibles or self-insured retentions for these categories of loss. At January 31, 2009 and February 2, 2008, self-insurance reserves were $11.1 million and $11.5 million, respectively. We utilize (i) estimates from third-party actuaries and claims adjusters, (ii) statistical analyses of historical data for our industry and our Company and (iii) our own estimates to determine required self-insurance reserves. Our reserves and assumptions are reviewed, monitored and adjusted when warranted by changing circumstances. Actual experience may vary from estimates and result in adjustments to our self-insurance liabilities.

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

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

We are audited periodically by domestic and foreign tax authorities and tax assessments may arise several years after tax returns have been filed. Beginning in 2007, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition as prescribed by Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). For tax positions that meet the more likely than not threshold, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled. Prior to 2007, tax liabilities had been recorded when, in management’s judgment, it was not probable that the Company’s tax position would ultimately be sustained. In evaluating issues raised in such audits and other uncertain tax positions, we provide reserves for exposures as appropriate.

Environmental Matters
We are involved in environmental remediation and ongoing compliance activities at several sites. We are remediating, under the oversight of Colorado authorities, contamination at and beneath our owned facility in Colorado (also known as the “Redfield” site) and groundwater and indoor air in residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the site and surrounding facilities. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain landfills. While we currently do not operate manufacturing facilities in the United States, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future. See Note 17 to the consolidated financial statements for a further description of specific properties.

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

Share-based Compensation
The Company accounts for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 15.

Retirement and Other Benefit Plans
The Company sponsors pension plans in both the United States and Canada. Our domestic pension plans cover substantially all United States employees and our Canadian pension plans cover certain employees based on plan specifications. In addition, we maintain an unfunded Supplemental Executive Retirement Plan (“SERP”) and sponsor unfunded defined benefit postretirement life insurance plans that cover both salaried and hourly employees who had become eligible for benefits by January 1, 1995.

We determine our expense and obligations for retirement and other benefit plans based on assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors, such as turnover, retirement age and mortality among others. Our assumptions reflect our historical experiences and our best judgment regarding future expectation. Additional information related to our assumptions is as follows:

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

•
Expected long-term rate of return – The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each asset class. The weighted-average expected rate of return on plan assets used to determine our pension expense for 2008 was 8.75%. A decrease of 50 basis points in the weighted-average expected rate of return on plan assets would impact pension expense by approximately $1.1 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return and the resulting gain or loss is deferred and recognized into the plans’ expense over time.

•
Discount rate – Discount rates used to measure the present value of our benefit obligations for our pension and other postretirement benefit plans are based on a yield curve constructed from a subset of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The weighted-average discount rate selected to measure the present value of our benefit obligations under our pension and other postretirement benefit plans were both 6.50%. A decrease of 50 basis points in the weighted-average discount rate would have impacted the projected benefit obligation of the pension and other postretirement benefit plans by approximately $12.9 million and $0.1 million, respectively.

See Note 6 to the consolidated financial statements for additional information related to our retirement and other benefit plans.

Impact of Prospective Accounting Pronouncements
Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
At January 31, 2009, we were contingently liable for remaining lease commitments of approximately $1.6 million in the aggregate, which relate to former retail chains that were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current owners would have to default.

CONTRACTUAL OBLIGATIONS
The table below sets forth our significant future obligations by time period. Further information on these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of January 31, 2009, include the following:

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Borrowings under revolving credit agreement(1)	$112.5	$112.5	$–	$–	$–
Long-term debt(2)	150.0	–	–	150.0	–
Interest on long-term debt(2)	42.7	13.1	26.2	3.4	–
Operating lease commitments(6) (Note 12)	831.9	164.7	266.9	171.4	228.9
Minimum license commitments	41.3	11.5	9.1	6.3	14.4
Purchase obligations(3)	407.2	396.7	9.8	0.7	–
Obligations related to restructuring initiatives (Note 5)	21.5	19.5	2.0	–	–
Other(4)	23.6	3.7	2.4	10.8	6.7
Total(5)	$1,630.7	$721.7	$316.4	$342.6	$250.0
(1)

Interest on borrowings is at variable rates based on the LIBOR rate or the prime rate, as defined in the Credit Agreement. The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit. Interest obligations, which are variable in nature, are not included in the table above. See Note 11 to the consolidated financial statements.

(2)
Interest obligations in future periods have been reflected based on our $150.0 million in Senior Notes and a fixed interest rate (8.75%) as of fiscal year ended January 31, 2009. See Note 11 to the consolidated financial statements.

(3)	Purchase obligations include agreements to purchase goods or services that specify all significant terms, including quantity and price provisions.
(4)	Other includes obligations for our supplemental executive retirement plan and other postretirement benefits (Note 6).
(5)	Excludes liabilities of $1.3 million, established pursuant to the provisions of FIN 48 due to their uncertain nature in timing of payments.
(6)
A majority of our retail operating leases contain provisions which allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the total lease obligation, irrespective of the Company’s ability to reduce or terminate rental payments in the future, as noted.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected, as they are subject to various risks and uncertainties. These risks and uncertainties include, without limitation, the risks detailed in Item 1A under the caption Risk Factors and those described in other documents and reports filed from time to time with the Securities and Exchange Commission, press releases and other communications. We do not undertake any obligation or plan to update these forward-looking statements, even though our situation may change.

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

A description of our accounting policies for derivative financial instruments is included in Notes 1 and 13 to the consolidated financial statements.

In addition, we are exposed to translation risk because some of our foreign operations are in local currency and must be translated into United States dollars. As currency exchange rates fluctuate, translation of our financial statements of foreign businesses into United States dollars affects the comparability of financial results between years.

INTEREST RATES
Our financing arrangements include $112.5 million of outstanding variable rate debt under the Credit Agreement at January 31, 2009. We also have $150.0 million in Senior Notes, which bear interest at a fixed rate of 8.75%. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

At January 31, 2009, the fair value of our long-term debt is estimated at approximately $116.3 million, based upon the pricing of our Senior Notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $6.0 million for our long-term debt at January 31, 2009.

Information appearing under the caption Financial Instruments and Risk Management in Note 13 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009. The effectiveness of our internal control over financial reporting as of January 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Brown Shoe Company, Inc.

We have audited Brown Shoe Company, Inc.’s (the Company’s) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brown Shoe Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Brown Shoe Company, Inc., maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brown Shoe Company, Inc. as of January 31, 2009, and February 2, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009, and our report dated March 23, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 23, 2009

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. (the Company) as of January 31, 2009, and February 2, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at January 31, 2009 and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, on February 3, 2007, the Company changed its method of accounting for defined benefit and other postretirement plans in connection with the required adoption of Statement of Financial Accounting Standards No. 158. As discussed in Note 7 to the consolidated financial statements, on February 4, 2007, the Company changed its method of accounting for uncertain tax positions in connection with the required adoption of Financial Accounting Standards Board Interpretation No. 48. As discussed in Note 6 to the consolidated financial statements, in the fourth quarter of fiscal 2008, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brown Shoe Company, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 23, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 23, 2009

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	January 31, 2009	February 2, 2008
ASSETS
Current assets
Cash and cash equivalents	$86,900	$59,801
Receivables, net of allowances of $12,878 in 2008 and $13,844 in 2007	84,252	116,873
Inventories, net of adjustment to last-in, first-out cost of $9,437 in 2008 and $9,552 in 2007	466,002	435,682
Deferred income taxes	19,888	–
Prepaid expenses and other current assets	24,401	24,701
Total current assets	681,443	637,057

Prepaid pension costs	44,016	70,584
Deferred income taxes	17,681	–
Investment in nonconsolidated affiliate	–	6,641
Property and equipment, net	157,451	141,964
Goodwill and intangible assets, net	84,000	217,382
Other assets	41,440	26,213
Total assets	$1,026,031	$1,099,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Borrowings under revolving credit agreement	$112,500	$15,000
Trade accounts payable	152,339	172,947
Employee compensation and benefits	59,064	39,204
Deferred income taxes	–	3,010
Other accrued expenses	78,243	72,859
Income taxes	–	895
Total current liabilities	402,146	303,915

Other liabilities
Long-term debt	150,000	150,000
Deferred rent	41,714	41,415
Deferred income taxes	–	11,534
Other liabilities	29,957	32,313
Total other liabilities	221,671	235,262

Minority interests	8,110	2,087

Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	–	–
Common stock, $0.01 par value, 100,000,000 shares authorized; 42,323,224 and 41,832,656 shares outstanding, net of 3,763,571 and 4,254,139 treasury shares in 2008 and 2007, respectively	423	418
Additional paid-in capital	147,702	145,690
Accumulated other comprehensive (loss) income	(5,781)	15,598
Retained earnings	251,760	396,871
Total shareholders’ equity	394,104	558,577
Total liabilities and shareholders’ equity	$1,026,031	$1,099,841
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2008	2007	2006
Net sales	$2,276,362	$2,359,909	$2,470,930
Cost of goods sold	1,394,126	1,416,510	1,500,037
Gross profit	882,236	943,399	970,893
Selling and administrative expenses	851,893	827,350	854,053
Impairment of goodwill and intangible assets	149,150	–	–
Restructuring and other special charges, net	54,278	19,000	8,145
Equity in net loss of nonconsolidated affiliate	216	439	–
Operating (loss) earnings	(173,301)	96,610	108,695
Interest expense	(17,105)	(16,232)	(17,892)
Interest income	1,800	3,434	2,610
(Loss) earnings before income taxes and minority interests	(188,606)	83,812	93,413
Income tax benefit (provision)	53,793	(23,483)	(27,719)
Minority interests in net loss of consolidated subsidiaries	1,575	98	14
Net (loss) earnings	$(133,238)	$60,427	$65,708
Basic (loss) earnings per common share	$(3.21)	$1.40	$1.56
Diluted (loss) earnings per common share	$(3.21)	$1.37	$1.51
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Consolidated Statements of Cash Flows

($ thousands)	2008	2007	2006
Operating Activities
Net (loss) earnings	$(133,238)	$60,427	$65,708
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	39,937	36,130	35,147
Amortization of capitalized software	7,812	7,694	7,439
Amortization of intangibles	7,124	6,844	6,848
Amortization of debt issuance costs	1,637	1,480	1,509
Share-based compensation expense	2,601	8,391	9,721
Loss on disposal of facilities and equipment	1,065	1,101	1,908
Impairment charges for facilities and equipment	2,657	2,065	1,922
Impairment of goodwill and intangible assets	149,150	–	–
Deferred rent	249	3,390	1,806
Deferred income taxes	(51,248)	(4,072)	(906)
Provision for doubtful accounts	548	18	737
Minority interests	(1,575)	(98)	(14)
Foreign currency transaction losses (gains)	131	(194)	79
Undistributed loss of nonconsolidated affiliate	216	439	–
Changes in operating assets and liabilities:
Receivables	35,644	16,065	25,310
Inventories	(29,196)	(12,506)	(6,667)
Prepaid expenses and other current assets	106	7,145	(19,379)
Trade accounts payable	(27,213)	(13,323)	12,759
Accrued expenses	25,386	(35,445)	15,043
Income taxes	(834)	(533)	(2,398)
Other, net	3,377	1,242	(4,103)
Net cash provided by operating activities	34,336	86,260	152,469

Investing Activities
Purchases of property and equipment	(60,417)	(41,355)	(60,725)
Capitalized software	(16,327)	(5,770)	(10,080)
Cash recognized on initial consolidation	3,337	2,205	–
Investment in nonconsolidated affiliate	–	(7,080)	–
Investments in consolidated companies	(7,683)	(3,916)	–
Acquisition cost	–	(2,750)	(22,700)
Net cash used for investing activities	(81,090)	(58,666)	(93,505)

Financing Activities
Proceeds from borrowings under revolving credit agreement	655,500	151,000	79,000
Payments on borrowings under revolving credit agreement	(558,000)	(137,000)	(128,000)
Debt issuance costs	(7,500)	–	–
Acquisition of treasury stock	–	(41,090)	–
Proceeds from stock options exercised	313	9,209	10,560
Tax benefit related to share-based plans	498	6,421	7,947
Dividends paid	(11,855)	(12,312)	(9,147)
Net cash provided by (used for) financing activities	78,956	(23,772)	(39,640)
Effect of exchange rate changes on cash	(5,103)	2,318	49
Increase in cash and cash equivalents	27,099	6,140	19,373
Cash and cash equivalents at beginning of year	59,801	53,661	34,288
Cash and cash equivalents at end of year	$86,900	$59,801	$53,661
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Consolidated Statements of Shareholders’ Equity

				Accumulated
			Additional	Other		Total
($ thousands, except number of shares and per	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
share amounts)	Shares	Dollars	Capital	Income (Loss)	Earnings	Equity
BALANCE JANUARY 28, 2006	41,566,423	$416	$138,027	$2,822	$292,945	$434,210
Net earnings					65,708	65,708
Foreign currency translation adjustment				(1,504)		(1,504)
Unrealized gains on derivative instruments, net of tax provision of $457				1,435		1,435
Pension and other postretirement benefits adjustments, net of tax benefit of $8				(12)		(12)
Comprehensive income						65,627
Adjustment for initial application of SFAS No. 158, net of deferred tax liability of $5,893 (Note 6)				9,140		9,140
Dividends ($0.213 per share)					(9,147)	(9,147)
Stock issued under employee benefit and restricted stock plans	1,702,286	17	6,130			6,147
Tax benefit related to share-based plans			7,947			7,947
Share-based compensation expense			9,721			9,721
BALANCE FEBRUARY 3, 2007	43,268,709	$433	$161,825	$11,881	$349,506	$523,645
Net earnings					60,427	60,427
Foreign currency translation adjustment				8,777		8,777
Unrealized losses on derivative instruments, net of tax benefit of $440				(876)		(876)
Pension and other postretirement benefits adjustments, net of tax benefit of $2,482				(4,184)		(4,184)
Comprehensive income						64,144
Cumulative effect of adoption of FIN 48 (Note 7)					(750)	(750)
Dividends ($0.28 per share)					(12,312)	(12,312)
Stock issued under employee benefit and restricted stock plans	973,922	9	10,119			10,128
Acquisition of treasury stock	(2,409,975)	(24)	(41,066)			(41,090)
Tax benefit related to share-based plans			6,421			6,421
Share-based compensation expense			8,391			8,391
BALANCE FEBRUARY 2, 2008	41,832,656	$418	$145,690	$15,598	$396,871	$558,577
Net loss					(133,238)	(133,238)
Foreign currency translation adjustment				(10,544)		(10,544)
Unrealized gains on derivative instruments, net of tax provision of $189				398		398
Pension and other postretirement benefits adjustments, net of tax benefit of $7,150				(11,233)		(11,233)
Comprehensive income						(154,617)
Dividends ($0.28 per share)					(11,855)	(11,855)
Adjustment for adoption of SFAS No. 158, net of deferred tax liability of $14 (Note 6)					(18)	(18)
Stock issued under employee benefit and restricted stock plans	490,568	5	(1,087)			(1,082)
Tax benefit related to share-based plans			498			498
Share-based compensation expense			2,601			2,601
BALANCE JANUARY 31, 2009	42,323,224	$423	$147,702	$(5,781)	$251,760	$394,104
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Brown Shoe Company, Inc. (the “Company”), founded in 1878 and incorporated in 1913, is a footwear retailer and wholesaler. The Company’s shares trade under the “BWS” symbol on the New York and Chicago Stock Exchanges.

The Company provides a broad offering of licensed, branded and private-label casual, dress and athletic footwear products to women, men and children. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,444 retail shoe stores in the United States, Canada, China and Guam primarily under the Famous Footwear and Naturalizer names. In addition, through its Wholesale Operations segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including mass merchandisers, national chains, department stores, independent retailers, catalogs and online retailers. In 2008, approximately 69% of the Company’s net sales were at retail, compared to 67% in 2007 and 62% in 2006. See Note 8 for additional information regarding the Company’s business segments.

Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school, Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as well as a variable interest entity for which we are the primary beneficiary, after the elimination of intercompany accounts and transactions.

Under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), if an entity is determined to be a variable interest entity (“VIE”), it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns or both.

Accounting Period
The Company’s fiscal year is the 52 or 53-week period ending the Saturday nearest to January 31. Fiscal years 2008, 2007 and 2006 ended on January 31, 2009, February 2, 2008 and February 3, 2007, respectively. Fiscal years 2008 and 2007 included 52 weeks and fiscal year 2006 included 53 weeks. The impact of having the 53rd week in fiscal year 2006 was to increase net sales at our retail divisions by approximately $22.5 million. The earnings impact of the 53rd week was immaterial to fiscal year 2006.

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Receivables
The Company evaluates the collectability of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. During 2008 and 2006, the Company recognized provision for doubtful accounts of $0.5 million and $0.7 million, respectively. The Company’s provision for doubtful accounts was immaterial in 2007. Certain additional reserves and allowances are carried as a reduction of gross receivables to reflect co-op advertising and other allowances to be granted to customers, as well as anticipated reserves for products to be returned.

Inventories
All inventories are valued at the lower of cost or market, with 89% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $9.4 million and $9.6 million higher at both January 31, 2009 and February 2, 2008, respectively. Substantially all inventory is finished goods.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are reflected in cost of goods sold. Costs of warehousing and distribution are reflected in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $60.2 million, $58.6 million and $64.4 million in 2008, 2007 and 2006, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expense and are expensed as incurred. Such sourcing and procurement costs totaled $21.9 million, $24.0 million and $25.9 million in 2008, 2007 and 2006, respectively.

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

Computer Software Costs
The Company capitalizes in other assets certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $30.1 million and $21.7 million of unamortized computer software costs as of January 31, 2009 and February 2, 2008, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest
Capitalized Interest
Interest costs applicable to major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets, including $0.2 million in 2008, with no corresponding amounts capitalized in 2007 or 2006.

Interest Expense
Interest expense includes interest for borrowing under both our Senior Notes and our Credit Agreement. Interest expense includes fees paid under the Credit Agreement for the unused portion of our line of credit. Interest expense also includes the amortization of deferred debt issuance costs as well as the accretion of certain discounted noncurrent liabilities.

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

During the fourth quarter of 2008, the Company recorded a non-cash impairment charge for goodwill and intangible assets of $149.2 million ($119.2 million on an after-tax basis, or $2.87 per diluted share) as a result of a substantial decrease in its share price and market capitalization, reflecting the difficult market conditions and industry trends of recent months. See Note 10 for additional information related to the impairment of goodwill and intangible assets.

Self-Insurance Reserves
The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, employment practices, group health and disability and general, auto and property liability insurance. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on information known at January 31, 2009, the Company believes it has provided adequate reserves for its self-insurance exposure. As of January 31, 2009 and February 2, 2008, self-insurance reserves were $11.1 million and $11.5 million, respectively.

Revenue Recognition
Retail sales, recognized at the point of sale, are net of returns and exclude sales tax. Wholesale sales and sales through the Company’s internet sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through the Company’s internet sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are determined based on historical experience and current expectations. Revenue is recognized on license fees related to Company-owned brand names, where the Company is licensor, when the related sales of the licensee are made.

Gift Cards
The Company sells gift cards to its customers in its retail stores and through its internet sites. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage at its Famous Footwear division during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. At this time, the Company only recognizes breakage income for its Famous Footwear division. The Company will recognize gift card breakage at its other divisions once adequate historical data has been accumulated.

Loyalty Program
The Company maintains a customer loyalty program (“Rewards”) for Famous Footwear stores in which customers earn points towards savings certificates for qualifying purchases. Upon reaching specified point values, customers are issued a savings certificate, which they may redeem for purchases at Famous Footwear stores. In addition to the savings certificates, the Company also offers exclusive member mailings that offer additional incentives to purchase. Generally, savings certificates earned must be redeemed no later than 12 to 14 weeks from the date of issuance. The value of points and rewards earned by Famous Footwear’s Rewards program members are recorded as a reduction of net sales, and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates. Approximately 60% of net sales in our Famous Footwear segment were made to our Rewards members in 2008 compared to 54% in 2007 and 45% in 2006.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Asset impairment tests are performed at least annually, on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events or unfavorable trends, property and equipment at stores indicated as impaired are written down to fair value using a discounted cash flow technique. The Company recorded asset impairment charges primarily related to underperforming retail stores of $2.7 million during 2008, of which $1.8 million related to the Famous Footwear segment, $0.5 million related to the Specialty Retail segment and $0.4 million related to the Wholesale Operations segment. During 2007, the Company recorded asset impairment charges of $2.1 million, of which $1.2 million related to the Famous Footwear segment and $0.9 million related to the Specialty Retail segment. During 2006, the Company recorded asset impairment charges of $1.9 million, of which $1.0 million related to the Specialty Retail segment and $0.9 million related to the Famous Footwear segment. Impairment charges are recorded within selling and administrative expenses on the consolidated statements of earnings.

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

Total advertising and marketing expense was $73.4 million, $71.8 million and $72.0 million in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, these costs were offset by co-op advertising allowances recovered by the Company’s retail divisions of $5.4 million, $6.9 million and $6.6 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $7.5 million, $7.5 million and $9.4 million for 2008, 2007 and 2006, respectively. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $0.9 million and $1.2 million at January 31, 2009 and February 2, 2008, respectively.

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of its assets and liabilities. The Company establishes valuation allowances if it believes that it is more likely than not that some or all of its deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is greater than 50 percent likely to be realized. The Company records interest and penalties related to unrecognized tax positions within the income tax benefit (provision) balance on our consolidated statements of earnings.

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

Construction Allowances Received From Landlords
At the time its retail facilities are initially leased, the Company often receives consideration from landlords, to be applied against the cost of leasehold improvements necessary to open the store. The Company treats these construction allowances as a lease incentive, as defined by Financial Accounting Standards Board (“FASB”) Technical Bulletin 88-1. The allowances are recorded as a deferred rent obligation upon receipt and amortized to income over the lease term as a reduction of rent expense. The allowances are reflected as a component of other accrued expenses and deferred rent on the consolidated balance sheets.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Straight-Line Rents and Rent Holidays
The Company records rent expense on a straight-line basis over the lease term for all of its leased facilities, in accordance with SFAS No. 13, Accounting for Leases. For leases that have predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as deferred rent. At the time its retail facilities are leased, the Company is frequently not charged rent for a specified period of time, typically 45 to 60 days, while the store is being prepared for opening. This rent-free period is referred to as a rent holiday. In accordance with FASB Technical Bulletin 85-3, Accounting for Operating Leases With Scheduled Rent Increases, the Company recognizes rent expense within selling and administrative expenses over the lease term, including any rent holiday.

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

Comprehensive Income
Comprehensive income includes the effect of foreign currency translation adjustments, unrealized gains or losses from derivatives used for hedging activities and pension and other postretirement benefits adjustments.

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

Derivative Financial Instruments
The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and may enter into derivative transactions as it deems necessary. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. See additional information related to derivative instruments in Note 13.

Share-based Compensation
The Company has share-based incentive compensation plans, under which certain officers, employees and members of the Board of Directors are participants, and may be granted stock option, restricted stock and stock performance awards. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 15.

Impact of New and Prospective Accounting Pronouncements

FASB Statement No. 157, Fair Value Measurement
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157, as amended, for financial assets and financial liabilities at the beginning of 2008. Although the adoption of SFAS No. 157 did not impact the Company’s financial condition, results of operations or cash flows, additional disclosures related to fair value measurements are required. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities, to be adopted in 2009, on its consolidated financial statements. See Note 13 to the consolidated financial statements for additional information related to our fair value measurements.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (“observable inputs”) or reflect the Company’s own assumptions of market participant valuation (“unobservable inputs”). In accordance with SFAS No. 157, the hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

In determining fair value in accordance with SFAS No. 157, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The Company measures fair value as an exit price, the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date, using the procedures described for all financial assets and liabilities measured at fair value within Note 13.

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires a company to recognize on its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. As required by SFAS No. 158, the Company adopted the balance sheet recognition provisions at the end of 2006 as described in the Company’s 2006 Form 10-K. SFAS No. 158 also requires that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year for determination of funded status for fiscal years ending after December 15, 2008. The Company’s plans previously had measurement dates that did not coincide with its fiscal year end and thus the Company was required to change its measurement dates in 2008. The impact of the transition to fiscal year end measurement dates resulted in an immaterial amount of net periodic benefit cost being recognized as an adjustment to retained earnings in the fourth quarter of 2008. Additionally, other changes in the fair value of plan assets and benefit obligations during the transition period were recorded as a component of other comprehensive income during the fourth quarter of 2008. See Note 6 to the consolidated financial statements for additional information.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for the Company’s fiscal year 2008 financial statements. The Company has elected not to apply the fair value option to any of its financial instruments.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective on November 15, 2008, but did not have a material impact on the Company’s consolidated financial statements.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

FASB FSP FIN 46(R)-8, Disclosures About Variable Interest Entities
In December 2008, the FASB issued FSP FIN 46(R)-8, Disclosures about Variable Interest Entities (“FSP FIN 46(R)-8”). FSP FIN 46(R)-8 requires enhanced disclosures about a company’s involvement in variable interest entities (“VIE”). The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (a) the significant judgments and assumptions made by a company in determining whether it must consolidate a VIE and/or disclose information about its involvement with a VIE; (b) the nature of restrictions on a consolidated VIE’s assets reported by a company in its balance sheet, including the carrying amounts of such assets; (c) the nature of, and changes in, the risks associated with a company’s involvement with a VIE; (d) how a company’s involvement with a VIE affects the company’s financial position, financial performance, and cash flows. This statement is effective prospectively for reporting periods, interim and annual, ending after December 15, 2008. Accordingly, the Company adopted FSP FIN 46(R)-8 during 2008. See Note 2 to the consolidated financial statements for additional information.

FASB Statement No. 141(R), Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (“SFAS No. 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. Accordingly, the Company will record and disclose business combinations under SFAS No. 141(R) beginning in 2009.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity separate from the parent’s equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 in 2009. The presentation and disclosure requirements of this standard must be applied retrospectively for all periods presented and will impact how the Company presents and discloses noncontrolling interests and income from noncontrolling interests in our consolidated financial statements.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in 2009.

FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents should be treated as participating securities in computing earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years, and shall be applied retrospectively to all prior periods. The adoption of FSP EITF No. 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. This requirement is effective for financial statements issued for fiscal years ending after December 15, 2009, with early application permitted. The Company will adopt FSP 132(R)-1 in 2009.

2.	BUSINESS COMBINATIONS AND INVESTMENTS

Edelman Shoe, Inc.
In August 2007, the Company invested cash of $7.1 million in Edelman Shoe, Inc. (“Edelman Shoe”), acquiring 42.5% of the outstanding stock. On November 3, 2008, the Company invested an additional $4.1 million of cash in Edelman Shoe, acquiring 7.5% of the outstanding stock, bringing the Company’s total equity interest to 50%. The Company has an option to buy the remaining interest in the future.

The Sam Edelman brand was launched in 2004 and is sold in department stores and independent and specialty stores across the country. The Company believes the investment in Edelman Shoe complements its portfolio of wholesale footwear brands by adding owned brands that sell primarily in the bridge/designer footwear price zones.

Edelman Shoe is a variable interest entity (“VIE”) for which the Company is the primary beneficiary; therefore, the Company’s consolidated financial statements include the accounts of Edelman Shoe beginning November 3, 2008. Prior to consolidation, the Company accounted for the investment in accordance with the equity method. As a part of our qualitative and quantitative analyses, we determined that Edelman Shoe is a VIE in accordance with FIN 46. In addition, we determined that the Company is the primary beneficiary as it absorbs the majority of the entity's expected losses. Our variable interests in Edelman Shoe include the equity investments described above and amounts payable from Edelman Shoe to the Company. At January 31, 2009, Edelman Shoe had total assets of approximately $12.2 million and total liabilities of approximately $10.7 million. From the date of consolidation until the end of 2008, Edelman Shoe had total net sales of approximately $2.3 million.

The total purchase price, net of the Company’s share of losses since the initial investment, was $10.5 million, including associated fees and expenses. The total cost to acquire Edelman Shoe has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation resulted in acquired goodwill of $3.8 million and an intangible asset related to a trademark of $16.8 million.

As indicated above, the Company allocated $16.8 million to an intangible asset, which represents an owned trademark that is subject to amortization using a life of 15 years. At January 31, 2009, this intangible asset had accumulated amortization of $0.3 million. For each of the next five succeeding fiscal years, annual amortization expense will be approximately $1.1 million. The total of our goodwill and intangible asset amounts was allocated to the Wholesale Operations segment.

Unaudited consolidated statements of earnings on a pro-forma basis, assuming these acquisitions had occurred at the beginning of the year, and the detail of estimated fair values of assets and liabilities as of the acquisition date are not presented as the acquisitions were immaterial to our consolidated statements of earnings.

Shoes.com, Inc.
During 2007, the Company invested $3.9 million in Shoes.com, bringing its total equity interest to 93.8%. Shoes.com became a wholly-owned subsidiary of the Company in January 2009 when the Company acquired the remaining outstanding shares for $3.6 million.

B&H Footwear Limited
In June 2007, the Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in fall 2007. The Company is a 51% owner of the joint venture, B&H Footwear Limited (“B&H Footwear”), with Hongguo owning the other 49%. In January 2009, the Company and Hongguo each invested an additional $0.5 million in B&H Footwear, allowing the ownership percentages to remain unchanged. B&H Footwear, through its wholly-owned subsidiary Dongguan B&H Footwear Company Limited, operates from the Company’s Dongguan, China offices, where the Company currently maintains its sourcing operation. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. As of January 31, 2009, B&H Footwear operated 19 stores in China, and Hongguo operated 43 stores. The Company’s consolidated financial statements include the accounts of B&H Footwear. See Note 16 for additional information on related party transactions.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

3.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per common share:

(in thousands, except per share amounts)	2008	2007	2006
NUMERATOR
Net (loss) earnings	$(133,238)	$60,427	$65,708
DENOMINATOR
Denominator for basic (loss) earnings per common share	41,525	43,223	42,225
Dilutive effect of unvested restricted stock and stock options	–	918	1,414
Denominator for diluted (loss) earnings per common share	41,525	44,141	43,639
Basic (loss) earnings per common share	$(3.21)	$1.40	$1.56
Diluted (loss) earnings per common share	$(3.21)	$1.37	$1.51

Due to the Company’s net loss, the denominator for diluted earnings per share is the same as the denominator for basic earnings per share. Options to purchase 194,243 and 15,000 shares of common stock in 2007 and 2006, respectively, were not included in the denominator for diluted earnings per common share because their effect would be antidilutive.

4.	COMPREHENSIVE INCOME
Comprehensive income includes changes in shareholders’ equity related to foreign currency translation adjustments, unrealized gains or losses from derivatives used for hedging activities and pension and other postretirement benefits adjustments.

The following table sets forth the reconciliation from net (loss) earnings to comprehensive (loss) income for the periods ended January 31, 2009, February 2, 2008 and February 3, 2007:

($ thousands)	2008	2007	2006
Net (loss) earnings	$(133,238)	$60,427	$65,708
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(10,544)	8,777	(1,504)
Pension and other postretirement benefits adjustments	(11,233)	(4,184)	(12)
Unrealized gains (losses) on derivative instruments	409	(518)	647
Net (loss) gain from derivatives reclassified into earnings	(11)	(358)	788
	(21,379)	3,717	(81)
Comprehensive (loss) income	$(154,617)	$64,144	$65,627

The following table sets forth the balance in accumulated other comprehensive (loss) income for the Company at January 31, 2009, February 2, 2008 and February 3, 2007:

($ thousands)	2008	2007	2006
Foreign currency translation gains	$720	$11,264	$2,487
Unrealized gains (losses) on derivative instruments	268	(130)	746
Pension and other postretirement benefits	(6,769)	4,464	8,648
Accumulated other comprehensive (loss) income	$(5,781)	$15,598	$11,881

See additional information related to derivative instruments in Note 13 and additional information related to pension and other postretirement benefits in Note 6.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

5.	RESTRUCTURING AND OTHER SPECIAL CHARGES, NET

Expense and Capital Containment Initiatives
During the fourth quarter of 2008, the Company announced expense and capital containment initiatives in an effort to proactively position itself for continued challenges in the retail environment. These initiatives included a voluntary separation program, changes in compensation structure, further rationalization of operating expenses and the closing of certain functions at its Fredericktown, Missouri distribution center. The total costs to implement these initiatives, as recorded in the fourth quarter of 2008, are estimated to be $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share). These costs include employee-related costs for severance, including health care benefits and enhanced pension benefits, as well as facility and other costs. These estimates are subject to change and differences may arise between these estimates and actual costs.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility	Other	Total
Original charges and reserve balance	$24.7	$6.0	$0.2	$30.9
Amounts settled in 2008	(5.3)	(2.7)	–	(8.0)
Reserve balance at January 31, 2009	$19.4	$3.3	$0.2	$22.9

Of the $30.9 million in costs recorded during 2008, $14.4 million was recorded in the Wholesale Operations segment, $12.1 million was recorded in the Other segment, $3.8 million was recorded in the Famous Footwear segment and $0.6 million was recorded in the Specialty Retail segment. All of the costs recorded during 2008 were reflected as a component of restructuring and other special charges, net. A tax benefit of $11.8 million was associated with the costs recorded during 2008. The write-off of assets of $0.5 million, included in facility costs, are noncash items.

Headquarters Consolidation
During the first quarter of 2008, the Company announced plans to relocate its Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. The relocation of the division is intended to foster collaboration, increase the Company’s speed to market and strengthen its connection with consumers. The total costs to implement the transition are estimated to be $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share) and were recorded in 2008. These costs include employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Facility	Other	Total
Original charges and reserve balance	$6.6	$8.3	$4.6	$9.2	$1.1	$29.8
Amounts settled in 2008	(4.7)	(6.2)	(4.3)	(3.6)	(1.0)	(19.8)
Reserve balance at January 31, 2009	$1.9	$2.1	$0.3	$5.6	$0.1	$10.0

All of the costs recorded during 2008 were reflected within the Other segment as a component of restructuring and other special charges, net. During 2008, a tax benefit of $11.6 million was associated with the costs recorded. The write-off of assets of $3.4 million, included in facility costs, are noncash items.

Information Technology Initiatives
During the second quarter of 2008, the Company announced plans to implement an integrated ERP information technology system provided by third-party vendors. The Company will utilize an industry specific ERP information technology system solution to support its supply chain. The ERP information technology system will replace select existing internally developed and certain other third-party applications, and is expected to support the Company’s growth strategy while streamlining and transforming day-to-day operations for its integrated business model. The Company anticipates the implementation will enhance its profitability and deliver increased shareholder value through improved management and execution of its business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and is expected to continue through 2011. The Company incurred charges of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during 2008 within the Other segment related to its implementation of these initiatives, with no corresponding charges during 2007 or 2006.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Environmental Insurance Recoveries and Charges
During 2006, the Company reached agreements with certain insurance carriers to recover environmental remediation costs associated with its facility in Denver, Colorado (the “Redfield” facility). The Company recorded income related to these recoveries, net of legal expenses, of $7.3 million ($4.4 million on an after-tax basis, or $0.10 per diluted share) in 2006. Subsequent to the initial recovery, the Company continued to pursue recovery of additional remediation costs from other insurance carriers and the Colorado Department of Transportation. In addition, based on the results of ongoing testing and the study of remediation alternatives by the Company’s environmental consultants, in 2006, the Company submitted to the Colorado authorities a supplement to its former remediation plan, setting forth a long-term remediation plan for the Redfield site and extended the time period that it expects to perform certain remediation activities. The Company recorded a charge of $5.6 million ($3.4 million on an after-tax basis, or $0.08 per diluted share) in 2006, the majority of which represented the estimated discounted costs to complete the on-site remediation. The Company recorded the combined impact of these environmental insurance recoveries and charges in 2006 within its Other segment of $1.6 million ($1.0 million on an after-tax basis, or $0.02 per diluted share), with no corresponding recoveries or charges in 2007.

During 2008, the Company reached additional agreements with certain insurance carriers to recover costs associated with its facility in Denver, Colorado. As a result of these settlements, all claims among the parties were dismissed. The Company recorded income within its Other segment related to these recoveries, net of associated fees and costs, of $10.2 million ($6.2 million on an after-tax basis, or $0.15 per diluted share).

See Note 17 to the condensed consolidated financial statements for additional information related to these recoveries.

Earnings Enhancement Plan
During 2006, the Company initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. The Company incurred no charges during 2008, but incurred charges of $19.0 million ($12.4 million on an after-tax basis, or $0.28 per diluted share) and $6.3 million ($3.9 million on an after-tax basis, or $0.09 per diluted share) during 2007 and 2006, respectively.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility & Lease Exits	Inventory Markdowns	Asset Write-Offs	Consulting Services	Other	Total
Original chargesand reserve balance	$3.5	$(0.1)	$0.3	$1.2	$1.3	$0.1	$6.3
Amounts settled in 2006	(1.1)	(0.2)	(0.3)	(1.2)	(1.1)	(0.1)	(4.0)
Reserve balance at February 3, 2007	$2.4	$(0.3)	$–	$–	$0.2	$–	$2.3
Additional charges in 2007	8.2	2.6	–	0.3	6.3	1.6	19.0
Amounts settled in 2007	(8.7)	(1.9)	–	(0.3)	(5.8)	(0.9)	(17.6)
Reserve balance at February 2, 2008	$1.9	$0.4	$–	$–	$0.7	$0.7	$3.7
Amounts settled in 2008	(1.4)	(0.4)	–	–	(0.7)	(0.7)	(3.2)
Reserve balance at January 31, 2009	$0.5	$–	$–	$–	$–	$–	$0.5

The following is a summary of the charges by segment:

($ millions)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Charges in 2006	$–	$3.6	$1.1	$1.6	$6.3
Charges in 2007	–	4.2	3.8	11.0	19.0
Cumulative charges to date	$–	$7.8	$4.9	$12.6	$25.3

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Of the costs recorded during 2007 and the cumulative costs recorded to date, $19.0 million and $25.0 million, respectively, were reflected as a component of restructuring and other special charges, net. During 2006, $0.3 million were reflected as a component of cost of goods sold, resulting in total cumulative costs recorded to date of $25.3 million. A tax benefit of $6.6 million and $9.0 million were associated with the costs recorded during 2007 and the cumulative costs recorded to date, respectively. Inventory markdowns and the write-off of assets are noncash items.

Bass License Withdrawal
As a result of the poor financial performance of the Bass brand, the Company announced in 2006 that it would not renew the Bass license when it expired at the end of 2006. As a result, the Company incurred costs within the Wholesale Operations segment associated with the expiration of the Bass license of $3.8 million ($2.3 million on an after-tax basis, or $0.05 per diluted share) during 2006.

Charges and recoveries related to our environmental insurance recoveries and charges, Earnings Enhancement Plan and Bass license withdrawal were previously reported as components of selling and administrative expenses and cost of goods sold. The charges and recoveries previously reported as selling and administrative expenses are now reported as restructuring and other special charges, net to conform to the current period presentation.

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

The Company also maintains an unfunded Supplemental Executive Retirement Plan (“SERP”). As of January 31, 2009, the projected benefit obligation of this plan was $12.1 million, and the accumulated benefit obligation was $11.6 million.

In addition to providing pension benefits, the Company sponsors unfunded defined benefit postretirement life insurance plans that cover both salaried and hourly employees who had become eligible for benefits by January 1, 1995. The life insurance plans provide coverage ranging from $1,000 to $38,000 for qualifying retired employees.

On February 3, 2007, the Company adopted the balance sheet recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Company adopted the year-end measurement date in 2008. The impact of the transition to fiscal year end measurement dates resulted in an immaterial amount of net periodic benefit cost being recognized as an adjustment to retained earnings in the fourth quarter of 2008. Since the Company’s primary defined benefit pension plan is in an overfunded position, prepaid pension costs had been recognized on the Company’s balance sheet under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), and such asset increased as a result of the adoption of SFAS No. 158 in 2006. The liability for the Company’s SERP plan, which is unfunded, increased as a result of the adoption of SFAS No. 158. Additionally, SFAS No. 87 required the recognition of an additional minimum liability (“AML”) if the market value of plan assets was less than the accumulated benefit obligation at the measurement date. The AML was eliminated upon the adoption of SFAS No. 158. The Company used January 31 as the measurement date for its pension and postretirement plans in 2008. Prior to the adoption of the measurement date provision under SFAS No. 158 in 2008, the Company used December 31. Year end asset and obligation amounts are disclosed as of the plan measurement dates.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2008	2007	2008	2007
Benefit obligation at beginning of year	$185,171	$176,713	$4,295	$4,294
Effect of eliminating the early measurement date	723	–	21	–
Service cost	7,970	8,083	–	–
Interest cost	10,935	10,637	257	257
Plan participants’ contribution	9	13	53	42
Plan amendments	(1,549)	1,186	–	–
Actuarial (gain) loss	(14,178)	3,187	(914)	12
Benefits paid	(10,364)	(15,557)	(170)	(310)
Special termination benefits	5,407	–	–	–
Settlement gain	(1,223)	–	–	–
Curtailment loss	–	(247)	–	–
Foreign exchange rate changes	(1,034)	1,156	–	–
Benefit obligation at end of year	$181,867	$185,171	$3,542	$4,295

The accumulated benefit obligation for the United States pension plans was $170.7 million and $160.5 million as of January 31, 2009 and February 2, 2008, respectively. The accumulated benefit obligation for the Canadian pension plans was $3.5 million and $6.0 million as of January 31, 2009 and February 2, 2008, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions Used to Determine Benefit Obligations, End of Year	2008	2007	2008	2007
Discount rate	6.50%	6.00%	6.50%	6.00%
Rate of compensation increase	4.25%	4.25%	N/A	N/A

Plan Assets
The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2008	2007	2008	2007
Fair value of plan assets at beginning of year	$240,969	$236,374	$–	$–
Effect of eliminating the early measurement date	716	–	–	–
Actual return on plan assets	(17,160)	13,383	–	–
Employer contributions	1,917	5,472	117	268
Plan participants’ contributions	9	12	53	42
Benefits paid	(10,364)	(15,557)	(170)	(310)
Settlements	(1,223)	–	–	–
Foreign exchange rate changes	(1,159)	1,285	–	–
Fair value of plan assets at end of year	$213,705	$240,969	$–	$–

Employer contributions and benefits paid in the above table include both those amounts contributed directly to and paid directly from plan assets and those amounts paid directly to plan participants.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

The asset allocation for the Brown Shoe Company, Inc. Retirement Plan at the end of 2008 and 2007 and the target allocation for 2009, by asset category, are as follows:

	Target Allocation for 2009	Percentage of Plan Assets at Year-End
		2008	2007
Asset Category
Domestic equities	60%	35%	57%
Debt securities	30%	51%	32%
Foreign equities	10%	14%	11%
Total	100%	100%	100%

Domestic equities do not include any Company stock at January 31, 2009 or February 2, 2008. Plan assets are valued at fair value based on quoted market values.

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

Assets of the Canadian pension plans, which total approximately $4.0 million at January 31, 2009, were invested 54% in equity funds, 44% in bond funds and 2% in money market funds. The Canadian pension plans did not include any Company stock as of January 31, 2009 or February 2, 2008.

Funded Status
The over funded status as of January 31, 2009 and February 2, 2008 for pension benefits was $31.8 million and $55.8 million, respectively. The under funded status as of January 31, 2009 and February 2, 2008 for other postretirement benefits was $3.5 million and $4.3 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2008	2007	2008	2007
Prepaid pension costs (noncurrent asset)	$44,016	$70,584	$-	$-
Accrued benefit liabilities (current liability)	(2,507)	(1,592)	(1,170)	(460)
Accrued benefit liabilities (noncurrent liability)	(9,671)	(13,194)	(2,372)	(3,835)
Net amount recognized at end of year	$31,838	$55,798	$(3,542)	$(4,295)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
($ thousands)	2008	2007	2008	2007
End of Year
Projected benefit obligation	$12,077	$14,786	$12,077	$14,786
Accumulated benefit obligation	11,642	11,818	11,642	11,818
Fair value of plan assets	-	-	-	-

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

The amounts in accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefits cost (income) at January 31, 2009 and February 2, 2008, and the expected amortization of the January 31, 2009 amounts as components of net periodic benefit cost (income) for the year ended January 30, 2010, are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2008	2007	2008	2007
Components of accumulated other comprehensive (income) loss, net of tax:
Net actuarial loss (gain)	$7,637	$(4,880)	$(686)	$(128)
Net prior service cost	(68)	862	-	-
Net transition asset	(114)	(318)	-	-
	$7,455	$(4,336)	$(686)	$(128)

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2009		2009
Expected amortization, net of tax:
Amortization of net actuarial losses (gains)		$67		$(52)
Amortization of net prior service cost		(12)		-
Amortization of net transition asset		77		-
		$132		$(52)

Net Periodic Benefit Cost
Net periodic benefit cost (income) for 2008, 2007 and 2006 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2008	2007	2006	2008	2007	2006
Service cost	$7,970	$8,083	$7,864	$–	$–	$–
Interest cost	10,935	10,637	10,162	257	257	251
Expected return on assets	(18,762)	(17,919)	(17,167)	–	–	–
Amortization of:
Actuarial loss (gain)	246	413	542	(9)	(10)	(10)
Prior service cost	(23)	364	348	–	–	–
Net transition asset	(161)	(191)	(176)	–	–	–
Special termination benefits	5,407	–	1,470	–	–	–
Settlement cost	449	1,200	82	–	–	–
Total net periodic benefit cost	$6,061	$2,587	$3,125	$248	$247	$241

	Pension Benefits			Other Postretirement Benefits
Weighted-Average Assumptions Used to Determine Net Cost	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	4.25%	4.00%	4.00%	N/A	N/A	N/A
Expected return on plan assets	8.75%	9.00%	9.00%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	8.00%	8.00%	8.00%

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plans	SERP	Total	Other Postretirement Benefits
Employer Contributions
2009 expected contributions to plan trusts	$13	$–	$13	$–
2009 expected contributions to plan participants	–	2,507	2,507	1,170
2009 refund of assets (e.g. surplus) to employer	138	–	138	–

Expected Benefit Payments
2009	$6,641	$2,507	$9,148	$1,170
2010	8,953	247	9,200	364
2011	8,742	1,452	10,194	350
2012	9,160	1,176	10,336	334
2013	9,546	8,995	18,541	318
2014 – 2018	53,957	5,371	59,328	1,306

Defined Contribution Plans
The Company’s domestic defined contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus. The Company’s expense for this plan was $3.3 million, $3.2 million and $3.5 million in 2008, 2007 and 2006, respectively.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.3 million in 2008 and $0.2 million in both 2007 and 2006.

Deferred Compensation Plan
In 2007, the Company established a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds selected by the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under our annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested (“EITF 97-14”), the liabilities of the Deferred Compensation Plan of $0.5 million in 2008 and an immaterial amount in 2007 are presented in accrued expenses in the accompanying consolidated balance sheets. The assets held by the trust of $0.5 million in 2008 and an immaterial amount in 2007 are classified as trading securities within prepaid expenses and other current assets, with changes in the deferred compensation charged to selling and administrative expenses.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

7.	INCOME TAXES
The components of (loss) earnings before income taxes and minority interests consisted of domestic (loss) earnings before income taxes and minority interests of $(217.2) million, $38.7 million and $51.3 million in 2008, 2007 and 2006, respectively, and foreign earnings before income taxes and minority interests of $28.6 million, $45.1 million and $42.1 million in 2008, 2007 and 2006, respectively.

The components of income tax (benefit) provision on (loss) earnings were as follows:

($ thousands)	2008	2007	2006
Federal
Current	$(1,174)	$18,169	$25,787
Deferred	(43,336)	(642)	(4,822)
	(44,510)	17,527	20,965
State
Current	(1,308)	4,108	4,407
Deferred	(7,912)	(273)	(1,447)
	(9,220)	3,835	2,960

Foreign	(63)	2,121	3,794
Total income tax (benefit) provision	$(53,793)	$23,483	$27,719

The Company made federal, state and foreign tax payments, net of refunds, of $(1.4) million, $22.7 million and $24.8 million in 2008, 2007 and 2006, respectively.

The differences between the tax (benefit) expense reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2008	2007	2006
Income taxes at statutory rate	$(66,012)	$29,334	$32,695
State income taxes, net of federal tax benefit	(4,411)	2,669	1,924
State income tax credits, net of federal tax expense	(1,582)	–	–
Tax impact of nondeductible stock option expense	708	1,169	1,149
Tax impact of nondeductible goodwill impairment	24,883	–	–
Foreign earnings taxed at lower rates	(10,195)	(11,130)	(9,004)
Other	2,816	1,441	955
Total income tax (benefit) provision	$(53,793)	$23,483	$27,719

The other category of income tax (benefit) provision principally represents the impact of expenses that are not deductible for federal income tax purposes.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 31, 2009	February 2, 2008
Deferred Tax Assets
Employee benefits, compensation and insurance	$19,341	$15,132
Accrued expenses	7,760	8,313
Depreciation	6,469	6,975
Postretirement and postemployment benefit plans	2,009	2,401
Deferred rent	10,903	10,088
Accounts receivable reserves	2,700	2,838
Net operating loss (“NOL”) carryforward / carryback	29,503	4,653
Inventory capitalization and inventory reserves	2,922	2,526
Other	3,002	3,855
Total deferred tax assets, before valuation allowance	84,609	56,781
Valuation allowance	(6,723)	(3,236)
Total deferred tax assets, net of valuation allowance	77,886	53,545
Deferred Tax Liabilities
Retirement plans	(13,265)	(21,522)
LIFO inventory valuation	(28,163)	(23,761)
Goodwill and intangible assets	1,925	(22,000)
Other	(814)	(806)
Total deferred tax liabilities	(40,317)	(68,089)
Net deferred tax asset (liability)	$37,569	$(14,544)

At the end of 2008, the Company had a net operating loss carryforward with a tax value of $1.7 million, related to Shoes.com, which expires in 2019, and various state net operating loss carryforwards with tax values totaling $6.0 million. A valuation allowance of $6.2 million has been established related to these operating loss carryforwards. The Company also has a valuation allowance of $0.5 million related to share-based compensation. The majority of the remaining net operating loss will be carried back and the Company anticipates receiving a refund during 2009.

As of January 31, 2009, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. At January 31, 2009, the Company had $84.1 million of cash and cash equivalents at its Canadian and other foreign subsidiaries.

The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation, except for the Company’s Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. If our unremitted foreign earnings were not considered indefinitely reinvested as of January 31, 2009, additional deferred taxes of approximately $21.0 million would have been provided.

Uncertain Tax Positions
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 established a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on February 4, 2007. At February 4, 2007, the Company had $1.0 million of unrecognized tax benefits, relating to various state tax issues, and $0.2 million of estimated interest and penalties. A charge of $0.8 million, net of federal income tax benefit of $0.4 million, was recorded against retained earnings as a cumulative effect adjustment at February 4, 2007.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ thousands)
Balance at February 4, 2007	$961
Additions for tax positions of prior years	22
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(60)
Balance at February 2, 2008	923
Additions for tax positions of prior years	619
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(149)
Balance at January 31, 2009	$1,393

If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income statement tax provision, thereby impacting the effective tax rate, would be $1.3 million at January 31, 2009 and $0.8 million at both February 2, 2008 and February 4, 2007.

Estimated interest and penalties related to the underpayment of income taxes were classified as a component of the income tax (benefit) provision in the consolidated statements of earnings and was $0.1 million for both 2008 and 2007. Accrued interest and penalties were $0.4 million and $0.3 million as of January 31, 2009 and February 2, 2008, respectively.

The Company has settled examinations by both the Internal Revenue Service and the Canada Revenue Agency of tax years through January 28, 2006 (fiscal year 2005). The Company also files tax returns in various foreign jurisdictions and numerous states, for which various tax years are subject to examination. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

8.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments include Famous Footwear, Wholesale Operations, Specialty Retail and Other.

Famous Footwear, which represents the Company’s largest division, operated 1,138 stores at the end of 2008, primarily selling branded footwear for the entire family.

Wholesale Operations source and market licensed, branded and private-label footwear primarily to mass merchandisers, national chains and department stores as well as Company-owned Famous Footwear and Specialty Retail stores.

The Specialty Retail operations include 154 stores in the United States, 133 stores in Canada and 19 stores in China at the end of 2008, selling primarily Naturalizer brand footwear in regional malls and outlet centers as well as other e-commerce businesses.

The Other segment includes corporate assets and administrative and other expenses which are not allocated to the operating units.

The Company’s reportable segments are operating units that market to different customers and are each managed separately as they distribute their products on a retail or wholesale basis. An operating segment’s performance is evaluated and resources are allocated based on operating (loss) earnings. Operating (loss) earnings represent gross profit less selling and administrative expenses, impairment of goodwill and intangible assets, restructuring and other special charges, net and equity in net loss of nonconsolidated affiliate. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment sales are generally recorded at a profit to the selling division. All intersegment earnings related to inventory on hand at the purchasing division are eliminated against the earnings of the selling segment.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Fiscal 2008
External sales	$1,319,978	$703,841	$252,543	$-	$2,276,362
Intersegment sales	2,252	167,164	-	-	169,416
Equity in net loss of nonconsolidated affiliate(1)	-	216	-	-	216
Depreciation and amortization	30,806	10,365	4,913	10,426	56,510
Operating earnings (loss)	26,955	(108,065)	(30,530)	(61,661)	(173,301)
Operating segment assets	448,472	340,318	71,115	166,126	1,026,031
Purchases of property and equipment	48,512	1,328	5,714	4,863	60,417

Fiscal 2007
External sales	$1,313,165	$783,533	$263,211	$-	$2,359,909
Intersegment sales	2,558	155,707	-	-	158,265
Equity in net loss of nonconsolidated affiliate(1)	-	439	-	-	439
Depreciation and amortization	31,289	9,219	4,681	6,959	52,148
Operating earnings (loss)	84,138	67,544	(8,180)	(46,892)	96,610
Operating segment assets	412,248	455,129	83,920	148,544	1,099,841
Investment in nonconsolidated affiliate(1)	-	6,641	-	-	6,641
Purchases of property and equipment	31,204	3,344	5,967	840	41,355

Fiscal 2006
External sales	$1,282,211	$930,790	$257,929	$-	$2,470,930
Intersegment sales	4,003	175,442	-	-	179,445
Depreciation and amortization	29,911	9,277	5,056	6,699	50,943
Operating earnings (loss)	89,834	70,962	(3,808)	(48,293)	108,695
Operating segment assets	411,432	465,887	78,242	143,496	1,099,057
Purchases of property and equipment	37,260	4,983	4,966	13,516	60,725

(1) Related to the operating results of Edelman Shoe, Inc., which was accounted for under the equity method until the fourth quarter of 2008. See Note 2 to the consolidated financial statements for additional information related to Edelman Shoe, Inc.

Following is a reconciliation of operating (loss) earnings to (loss) earnings before income taxes and minority interests:

($ thousands)	2008	2007	2006
Operating earnings	$(173,301)	$96,610	$108,695
Interest expense	(17,105)	(16,232)	(17,892)
Interest income	1,800	3,434	2,610
(Loss) earnings before income taxes and minority interests	$(188,606)	$83,812	$93,413

In 2008, the impact of impairment of goodwill and intangible assets and restructuring and other special charges, net included in operating (loss) earnings was as follows:

•
Wholesale Operations – $129.1 million of charges related to the Company’s impairment of goodwill and intangible assets and $14.4 million of charges related to the Company’s expense and capital containment initiatives.

•
Other – $29.8 million of charges related to the Company’s headquarters consolidation, $12.1 million of charges related to the Company’s expense and capital containment initiatives and $3.7 million of charges related to the Company’s information technology initiatives, partially offset by $10.2 million of income related to the environmental insurance recoveries, net of associated fees and costs.

•	Specialty Retail – $16.6 million of charges related to the Company’s impairment of goodwill and $0.6 million of charges related to the Company’s expense and capital containment initiatives.
•	Famous Footwear – $3.8 million of charges related to the Company’s expense and capital containment initiatives and $3.5 million of charges related to the Company’s impairment of goodwill.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

In 2007, the impact of restructuring and other special charges, net included in operating earnings (loss) was as follows:

•	Other – $11.0 million of charges related to the Company’s Earnings Enhancement Plan.
•	Wholesale Operations – $4.2 million of charges related to the Company’s Earnings Enhancement Plan.
•	Specialty Retail – $3.8 million of charges related to the Company’s Earnings Enhancement Plan.

In 2006, the impact of restructuring and other special charges, net included in operating earnings (loss) was as follows:

•	Wholesale Operations – $3.6 million of charges related to the Company’s Earnings Enhancement Plan and $3.8 million related to Bass exit costs.
•	Other – $1.6 million of charges related to the Company’s Earnings Enhancement Plan and $1.6 million of income related to insurance recoveries, net of associated fees and costs.
•	Specialty Retail – $1.1 million of charges related to the Company’s Earnings Enhancement Plan.

For geographic purposes, the domestic operations include the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers and nationwide operation of our retail chains, including Famous Footwear and Specialty Retail.

The Company’s foreign operations primarily consist of wholesale distribution operations in the Far East and retail operations in Canada, China and Guam. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2008	2007	2006
Net Sales
United States	$1,916,522	$1,967,717	$1,996,666
Far East	283,122	313,194	384,671
Canada	76,718	78,983	89,881
Latin America, Europe and other	-	54	-
Inter-area sales	-	(39)	(288)
	$2,276,362	$2,359,909	$2,470,930
Long-Lived Assets
United States	$333,134	$430,334	$431,905
Far East	4,331	14,753	13,609
Canada	6,878	17,475	14,906
Latin America, Europe and other	245	222	277
	$344,588	$462,784	$460,697

Long-lived assets consisted primarily of property and equipment, goodwill and intangible assets, prepaid pension costs, investment in nonconsolidated affiliate and other noncurrent assets.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

9.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

($ thousands)	January 31, 2009	February 2, 2008
Land and buildings	$43,116	$42,598
Leasehold improvements	174,965	175,536
Technology equipment	39,837	39,963
Machinery and equipment	22,198	22,549
Furniture and fixtures	106,040	100,777
Construction in progress	30,479	6,921
	416,635	388,344
Allowances for depreciation	(259,184)	(246,380)
	$157,451	$141,964

Useful lives of property and equipment are as follows:

Buildings	15-30 years
Leasehold improvements	5-20 years
Technology equipment	3-10 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

Selling and administrative expenses include charges for impairment, primarily for leasehold improvements and fixtures in our retail stores, of $2.7 million, $2.1 million and $1.9 million in 2008, 2007 and 2006, respectively. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

10.	GOODWILL AND INTANGIBLE ASSETS
As of January 31, 2009, the Company had intangible assets of $84.0 million (net of $30.4 million accumulated amortization) and no goodwill. Intangible assets of $13.7 million, primarily related to trademarks, are not subject to amortization. Amortization expense related to intangible assets was $7.1 million and $6.8 million in 2008 and 2007, respectively. The Company estimates the following amortization expense related to intangible assets: $6.8 million in 2009, $6.7 million in 2010, $6.6 million in 2011 and $6.4 million in 2012 and 2013.

As of February 2, 2008, the Company had goodwill of $134.6 million and intangible assets of $82.8 million (net of $35.8 million accumulated amortization). Intangible assets of $10.7 million related to a trademark acquired in the Bennett Footwear Holdings, LLC (“Bennett”) acquisition and other intangible assets of $3.1 million are not subject to amortization.

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	January 31, 2009	February 2, 2008
Famous Footwear	$2,800	$6,279
Wholesale Operations	81,000	196,541
Specialty Retail	200	14,562
	$84,000	$217,382

Famous Footwear
The impairment of goodwill, as described below, resulted in a decline in goodwill and intangible assets for the Famous Footwear segment.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Wholesale Operations
The impairment of goodwill and intangible assets, as described below, resulted in a decline in goodwill and intangible assets for the Wholesale Operations segment. In connection with the consolidation of Edelman Shoe as described in Note 2, the Company acquired goodwill of $3.8 million and an intangible asset related to an owned trademark of $16.8 million. The owned trademark is subject to amortization over its estimated useful life of 15 years. At January 31, 2009, the intangible asset that is subject to amortization had accumulated amortization of $0.3 million. For each of the next five succeeding fiscal years, annual amortization expense will be approximately $1.1 million. The total of our goodwill and intangible asset amounts for Edelman Shoe has been allocated to the Wholesale Operations segment. In addition, the intangible assets of our Wholesale Operations segment reflect amortization of our licensed and owned trademarks.

Specialty Retail
The goodwill and intangible asset balance at our Specialty Retail segment was impacted by the Company’s additional investment in Shoes.com of $3.6 million during the fourth quarter of 2008, the goodwill impairment charge (described below), changes in the Canadian dollar exchange rate and amortization.

Impairment Charges

Goodwill Impairment
As a result of the difficult market conditions and industry trends, and the resulting decline in the market price of the Company’s common stock at the end of 2008, the Company determined that an impairment indicator was present related to its goodwill. Under the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), an interim test for impairment must be performed whenever impairment indicators are present. The Company performed this interim impairment testing as of January 31, 2009, and determined that the fair values, estimated using discounted cash flow analyses and reconciled to our market capitalization, related to its recorded goodwill were less than their carrying values. For purposes of the goodwill impairment calculations, we assumed discount rates of 16.0% to 18.0% based on the reporting unit. Based on this testing, the Company concluded that its entire goodwill balance of $140.9 million was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $140.9 million in 2008.

Intangible Asset Impairment
The Company also determined that an impairment indicator was present related to an intangible asset for the Company’s private label customer relationships, due to the recent declines experienced in this business. This intangible asset was acquired during the Bennett acquisition during 2005. The Company determined that the fair value of the intangible asset was lower than the carrying value by $8.2 million. The fair value was determined using a discounted cash flow analysis and a discount rte of 14% was used in the calculation. As a result, the Company recorded a non-cash impairment charge of $8.2 million in 2008.

In total, during the fourth quarter of 2008, the Company recorded non-cash impairment charges for goodwill and intangible assets of $149.2 million ($119.2 million on an after-tax basis, or $2.87 per diluted share). The Company’s Wholesale Operations, Specialty Retail and Famous Footwear segments incurred charges of $120.8 million, $16.6 million and $3.5 million, respectively, related to the impairment of goodwill and its Wholesale Operations segment incurred $8.2 million in impairment charges for intangible assets. For the Wholesale Operations segment, the goodwill impaired primarily related to goodwill associated with the acquisition of Bennett. The goodwill impaired for our Specialty Retail and Famous Footwear segments were primarily related to goodwill associated with the acquisition of Shoes.com and goodwill associated with the acquisition of retail stores, respectively.

The non-cash goodwill and intangible assets impairment charges did not have an adverse effect on the covenant calculations under the Company’s debt agreements or its overall compliance with the covenants of its debt agreements. The impairment of goodwill and intangible assets resulted in a reduction of goodwill and intangible assets, net on the consolidated balance sheet and the impairment amount was separately disclosed as impairment of goodwill and intangible assets within the consolidated statement of earnings and statement of cash flows.

As a result of annual impairment testing, the Company did not record any impairment charges during 2007 related to goodwill or intangible assets.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

11.	LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Credit Agreement
On January 21, 2009, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated as of January 21, 2009. The Credit Agreement replaces the Amended and Restated Credit Agreement, dated July 21, 2004 (the “Former Credit Agreement”), which was scheduled to expire on July 21, 2009. The Credit Agreement matures on January 21, 2014. The Credit Agreement provides for revolving credit in an aggregate amount of up to $380.0 million, subject to the calculated borrowing base restrictions. Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base, which is based on stated percentages of the sum of eligible receivables and inventories, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first priority security interest in receivables, inventories and certain other collateral.

Interest on borrowings is at variable rates based on the London Inter-Bank Offer Rate (“LIBOR”) rate or the prime rate, as defined in the Credit Agreement. The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit.

The Credit Agreement limits the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. In addition, certain additional covenants would be triggered if excess availability were to fall below specified levels, including fixed charge coverage ratio requirements. Furthermore, if excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million for three consecutive business days, or an event of default occurs, the lenders may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of January 31, 2009.

At January 31, 2009, the Company had $112.5 million in borrowings outstanding and $13.4 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $254.1 million at the end of 2008.

The maximum amount of borrowings under either the Credit Agreement or Former Credit Agreement at the end of any month was $112.5 million in 2008 and $28.0 million in 2007. The average daily borrowings during the year were $29.0 million in 2008 and $4.5 million in 2007. The weighted-average interest rates approximated 4.3% in 2008 and 7.9% in 2007.

Senior Notes
In April 2005, the Company issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of January 31, 2009, the Company was in compliance with all covenants relating to the Senior Notes.

Cash payments of interest for 2008, 2007 and 2006 were $15.0 million, $14.4 million and $16.2 million, respectively.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

12.	LEASES
The Company leases all of its retail locations and certain office locations, distribution centers and equipment. The minimum lease terms for the Company’s retail stores generally range from five to ten years. The term of the leases for the office facilities and distribution centers averages approximately 12 years. Over one-half of the retail store leases are subject to renewal options for varying periods. The office and distribution centers have renewal options of 10 to 20 years. In addition to minimum rental payments, certain of the retail store leases require contingent payments based on sales levels. A majority of our retail operating leases contain provisions which allow the Company to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility.

Rent expense for operating leases was:

($ thousands)	2008	2007	2006
Minimum rents	$153,273	$139,146	$132,643
Contingent rents	446	798	844
	$153,719	$139,944	$133,487

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at January 31, 2009:
($ thousands)
2009	$164,705
2010	145,124
2011	121,786
2012	96,520
2013	74,838
Thereafter	228,905
Total minimum operating lease payments	$831,878

13.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

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

The Company’s Wholesale Operations segment sells to mass merchandisers, national chains and department stores primarily in the United States, Canada and China. Receivables arising from these sales are not collateralized; however, a portion is covered by documentary letters of credit. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows as of January 31, 2009 and February 2, 2008:

	January 31, 2009		February 2, 2008
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$112,500	112,500	$15,000	$15,000
Senior Notes	150,000	116,250	150,000	153,375

The fair value of borrowings under the revolving credit agreement approximate their carrying value due to the short-term nature and the fair value of the Company’s Senior Notes was based upon quoted prices as of the end of the respective period.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Money Market Funds
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

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These derivatives, designated as cash flow hedges, are used primarily to hedge the variability of cash flows paid for certain operating expenses and procurement of footwear from foreign countries. The term of the instruments is generally less than one year. As such, the unrealized gains or losses associated with these instruments are deferred and recognized in other comprehensive (loss) income until such time as the hedged item affects earnings. Continuous monitoring of the outstanding instruments is performed, and if some portion of the instruments is deemed ineffective, the changes in fair value are immediately recognized in earnings. During 2008 and 2007, ineffective hedges were not material. Unrealized gains and losses on these instruments are included in other assets or other accrued expenses, as applicable, on the consolidated balance sheets. Gains and losses on these instruments are reclassified to net sales, cost of goods sold or selling and administrative expenses, consistent with the recognition in net (loss) earnings and classification of the underlying hedged transaction. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements are, however, major international financial institutions with an investment grade or better credit rating, and the risk of loss due to nonperformance is believed to be minimal. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2).

The Company’s outstanding derivative financial instruments related to foreign exchange risk consisted of the following:

(U.S. $ thousands)	January 31, 2009	February 2, 2008
Deliverable Financial Instruments
United States dollars (purchased by our Canadian division with Canadian dollars)	$12,700	$12,200
Euro	4,200	2,600

Non-deliverable Financial Instruments
Chinese yuan	10,900	7,500
Japanese yen	1,700	1,100
New Taiwanese dollars	1,300	800
Other currencies	500	300
	$31,300	$24,500

Unrealized gains (losses) related to these instruments were $0.3 million and $(0.1) million on an after-tax basis at January 31, 2009 and February 2, 2008, respectively. We expect to reclassify this unrealized gain from other comprehensive income to net earnings in 2009.

14.	COMMON STOCK REPURCHASES

Stock Repurchase Programs
During December 2007, the Company repurchased 2.4 million shares of its common stock for $41.1 million, at an average price of $17.05 per share under the 2000 stock repurchase program (“2000 Program”) which was approved by the Board of Directors in May 2000. There were no shares repurchased under the 2000 Program in 2006.

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Repurchases Related to Employee Share-based Awards
During 2008 and 2007, 100,457 shares and 79,021 shares, respectively, were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share repurchases are not considered a part of our publicly announced stock repurchase programs.

15.	SHARE-BASED PLANS
The Company has share-based incentive compensation plans, under which certain officers, employees and members of the Board of Directors are participants, and may be granted stock option, restricted stock and stock performance awards.

Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees over the requisite service period for each award. In certain limited circumstances, the Company’s incentive compensation plan provides for accelerated vesting of the awards, such as in the event of a change in control, qualified retirement, death or disability. The Company has a policy of issuing treasury shares in satisfaction of share-based awards.

Share-based compensation expense of $2.6 million, $8.4 million and $9.7 million was recognized in 2008, 2007 and 2006, respectively, as a component of selling and administrative expenses. The following table details the share-based compensation expense by plan and the total related income tax benefit for 2008, 2007 and 2006:

($ thousands)	2008	2007	2006
Expense for share-based compensation plans:
Stock options	$2,663	$4,605	$4,655
Stock performance awards	(3,157)	1,516	3,410
Restricted stock grants	3,095	2,270	1,656
Total share-based compensation expense	2,601	8,391	9,721
Income tax benefit	225	1,965	2,505
Total share-based compensation expense, net of income tax benefit	$2,376	$6,426	$7,216

The Company issued 490,568, 973,922 and 1,702,286 shares of common stock in 2008, 2007 and 2006, respectively, for stock options exercised, stock performance awards and restricted stock grants. There were no significant modifications to any share-based awards in 2008, 2007 or 2006.

Stock Options
Stock options are granted to employees at exercise prices equal to the quoted market price of the Company’s stock at the date of grant. Stock options generally vest over four years and have a term of ten years. Compensation cost for all stock options is recognized over the requisite service period for each award. No dividends are paid on unexercised options. Expense for stock options is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company granted 103,500, 200,743 and 324,750 stock options during 2008, 2007 and 2006, respectively. Fair values of options granted in 2008, 2007 and 2006 were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	2008	2007	2006

Dividend yield	2.2%	0.9%	1.0%
Expected volatility	39.7%	39.9%	42.4%
Risk-free interest rate	3.0%	4.4%	4.7%
Expected term (in years)	7	7	7

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Summarized information about stock options outstanding and exercisable at January 31, 2009 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

$4.68 – $9.99	425,900	2	$7.40	410,900	$7.48
$10.00 – $14.99	643,964	6	13.94	492,919	13.65
$15.00 – $19.99	563,803	6	16.85	468,647	17.11
$20.00 – $24.99	230,468	7	21.63	109,709	21.68
$25.00 – $29.99	-	-	-	-	-
$30.00 – $35.25	155,619	8	35.02	42,926	34.84
	2,019,754	5	$15.88	1,525,101	$14.23

The weighted-average remaining contractual term of stock options outstanding and currently exercisable at January 31, 2009 was 5.3 years and 4.6 years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at January 31, 2009 were both zero. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for 2008 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 2, 2008	2,083,388	$16.22
Granted	103,500	14.52
Exercised	(31,924)	12.83
Forfeited	(57,915)	24.15
Canceled or expired	(77,295)	18.37
Outstanding at January 31, 2009	2,019,754	$15.88
Exercisable at January 31, 2009	1,525,101	$14.23

The intrinsic value of stock options exercised was $0.1 million, $19.9 million and $32.5 million for 2008, 2007 and 2006, respectively. The amount of cash received from the exercise of stock options was $0.3 million, $9.2 million and $10.6 million for 2008, 2007 and 2006, respectively. In addition, 4,960, 40,659 and 209,786 shares were tendered by employees in satisfaction of the exercise price of stock options during 2008, 2007 and 2006, respectively. The tax benefit associated with stock options exercised was $0.4 million, $5.8 million and $7.5 million for 2008, 2007 and 2006, respectively, which was reflected as an increase to additional paid-in capital.

The following table summarizes nonvested stock option activity for 2008 under the current and prior plans:

	Number of Nonvested Options	Weighted-Average Grant Date Fair Value
Nonvested at February 2, 2008	856,067	$9.52
Granted	103,500	5.30
Vested	(406,999)	8.51
Forfeited	(57,915)	10.96
Nonvested at January 31, 2009	494,653	$9.31

The weighted-average fair value of stock options granted for 2008, 2007 and 2006 was $5.30, $14.84 and $10.37, respectively. The total grant date fair value of stock options vested during 2008, 2007 and 2006 was $3.5 million, $4.3 million and $3.4 million, respectively. As of January 31, 2009, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $1.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Restricted Stock
Under the Company’s incentive compensation plans, restricted stock of the Company may be granted at no cost to certain officers, key employees and directors. Plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during the requisite service period, which ranges from one to eight years. Expense for restricted stock grants is recognized on a straight-line basis separately for each vesting portion of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock grants is the quoted market price for the Company’s common stock on the date of grant.

The following table summarizes restricted stock activity for the year ended January 31, 2009:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value

Nonvested at February 2, 2008	496,183	$20.97
Granted	362,500	15.07
Vested	(36,841)	10.34
Forfeited	(50,689)	20.04
Nonvested at January 31, 2009	771,153	$18.76

For the years ended January 31, 2009, February 2, 2008 and February 3, 2007, restricted shares granted were 362,500, 103,750 and 292,875, respectively. Restricted shares forfeited during 2008, 2007 and 2006 were 50,689, 35,998 and 57,938, respectively. The weighted-average fair value of restricted stock awards granted for the years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $15.07, $32.55 and $21.83, respectively. The total grant date fair value of restricted stock awards vested during the years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $0.4 million, $1.3 million and $0.8 million, respectively. As of January 31, 2009, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $7.4 million, which will be amortized over the weighted-average remaining requisite service period of 2.7 years.

The Company recognized $0.1 million, $0.6 million and $0.4 million in 2008, 2007 and 2006, respectively, of excess tax benefits related to restricted stock vesting and dividends, which was reflected as an increase to additional paid-in capital.

Stock Performance Awards
Under the Company’s incentive compensation plans, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted stock performance awards at a target number of shares, which cliff vest generally over a three-year service period. At the end of the three-year period, the employee will be given an amount of shares between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the three-year period. A portion of the award may be paid in cash, and accordingly, is reflected as a noncurrent liability.

Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded, on a straight-line basis over the three-year service period. The fair value of the stock performance awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding stock performance awards for 281,250 shares at a target level, as of January 31, 2009, which may result in the issuance of up to 562,500 shares at the end of the service periods.

The following table summarizes stock performance activity for the year ended January 31, 2009:

	Number of Nonvested Stock Performance Awards at Target Level	Number of Nonvested Stock Performance Awards at Maximum Level	Weighted-Average Grant Date Fair Value

Nonvested at February 2, 2008	363,833	727,666	$27.12
Granted	148,500	297,000	15.43
Vested	-	-	-
Expired	(198,750)	(397,500)	21.04
Forfeited	(32,333)	(64,666)	29.74
Nonvested at January 31, 2009	281,250	562,500	$24.94

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

The weighted-average fair value of stock performance awards granted for 2008, 2007 and 2006 was $15.43, $35.05 and $21.55, respectively. In 2008 and 2006, no stock performance awards vested and in 2007, 167,625 stock performance awards vested. As of January 31, 2009, the total remaining unrecognized compensation cost related to nonvested stock performance awards was zero, based on the anticipated number of shares to be awarded. During 2008, the Company reversed $3.2 million of previously recognized expense for stock performance awards as the probability of meeting the minimum financial goals was no longer considered likely.

16.	RELATED PARTY TRANSACTIONS

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in fall 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During 2008 and 2007, the Company, through its consolidated subsidiary, B&H Footwear, sold $4.5 million and $2.7 million, respectively, of Naturalizer footwear on a wholesale basis to Hongguo. See Note 2 to the consolidated financial statements for additional information related to the joint venture.

Edelman Shoe, Inc.
During 2007, the Company acquired a 42.5% equity interest in Edelman Shoe, Inc. (“Edelman Shoe”), which is a privately held company operated by Sam and Libby Edelman. On November 3, 2008, the Company invested an additional $4.1 million of cash in Edelman Shoe, acquiring 7.5% of the outstanding stock, bringing the Company’s total equity interest to 50%. A consolidated subsidiary of the Company sold footwear to Edelman Shoe on a wholesale basis, which was then sold by Edelman Shoe to department stores and independent specialty stores across the country.  During 2008 and 2007, this consolidated subsidiary of the Company sold $11.3 million and $0.9 million, respectively, of footwear on a wholesale basis to Edelman Shoe, prior to consolidation on November 3, 2008. Beginning in the fourth quarter of 2008, Edelman Shoe is included within the Company’s consolidated financial statements. Accordingly, all intercompany sales activity is eliminated. See Note 2 to the consolidated financial statements for additional information related to the investment in Edelman Shoe.

OgilvyOne LLC
Prior to 2008, the Company used OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of Ogilvy North America and OgilvyOne N.A., both of which are affiliates of Ogilvy. Charges of $1.0 million and $0.7 million were incurred during 2007 and 2006, respectively, with no charges incurred during 2008 with Ogilvy.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. Based on the results of ongoing testing and the study of remediation alternatives by the Company’s environmental consultants, the Company submitted, in 2006, to the Colorado authorities a supplement to its former remediation plan, setting forth a long-term remediation plan and extending the time period the Company expects to perform certain remediation activities. Accordingly, a charge of $5.6 million was recorded in 2006, the majority of which represented the estimated discounted costs to complete the on-site remediation. The liability for the on-site remediation, $5.0 million, was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.8 million. The Company expects to spend approximately $0.2 million in each of the next five years and $15.8 million in the aggregate thereafter related to the on-site remediation.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

The cumulative expenditures for both on-site and off-site remediations through January 31, 2009 are $21.0 million. As discussed further below, the Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at January 31, 2009, is $8.5 million, of which $1.2 million is accrued within other accrued expenses and $7.3 million is accrued within other noncurrent liabilities. Of the total $8.5 million reserve, $5.0 million is for on-site remediation and $3.5 million is for off-site remediation. In addition to the accretion of interest expense, the Company recorded an expense of $1.2 million in 2008 and $5.6 million in 2006 related to the on-site and off-site remediations, with no charges incurred during 2007.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 15 years. The Company has an accrued liability of $1.9 million at January 31, 2009, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.9 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.9 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $10.5 million as of January 31, 2009, to complete the cleanup, maintenance and monitoring at all sites. Of the $10.5 million liability, $1.4 million is included in other accrued expenses and $9.1 million is included in other noncurrent liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

In connection with the Redfield environmental remediation and class action litigation discussed above, the Company sued a number of its insurers seeking recovery of defense costs, indemnity and other damages related to the former operations and the remediation at the site. During 2006, the Company reached agreements with certain of those insurers to resolve the coverage claims arising out of the Redfield site and recorded income related to these recoveries of $7.3 million, net of related legal fees, as a reduction of restructuring and other special charges, net. Prior to a trial of that action, during the first quarter of 2008, the Company reached settlements with all insurers remaining in the case for total insurance recoveries, net of associated fees and costs, of $10.2 million, as a reduction of restructuring and other special charges, net. As a result of these settlements, all claims among the parties have been dismissed. In addition, the Company filed a contribution action in Colorado State Court against the Colorado Department of Transportation (“CDOT”), which owns and operates a facility adjacent to the Redfield site. On April 14, 2008, the Supreme Court of Colorado reversed the trial court’s and Court of Appeal’s rulings, which had rejected CDOT’s attempts to have the Company’s cost recovery suit dismissed on legal grounds. As a result, only one claim related to a small ancillary part of the Company’s remediation efforts was allowed to go forward, and the Company has since reached an agreement to settle for a minimal payment by CDOT, and the case has been dismissed. The Company believes any further exposure beyond our reserve levels are minimal, if any.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $2.7 million as of January 31, 2009. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At January 31, 2009, the Company was contingently liable for remaining lease commitments of approximately $1.6 million in the aggregate, which relate to former retail chains that were sold in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default.

18.	FINANCIAL INFORMATION FOR THE COMPANY AND ITS SUBSIDIARIES
On April 22, 2005, Brown Shoe Company, Inc. issued Senior Notes to finance a portion of the purchase price of Bennett. The notes are fully and unconditionally and jointly and severally guaranteed by all existing and future subsidiaries of Brown Shoe Company, Inc. that are guarantors under its existing Amended and Restated Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the Guarantors and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated.

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

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$22,834	$64,066	$–	$86,900
Receivables	43,705	4,417	36,130	–	84,252
Inventories	91,669	362,299	12,034	–	466,002
Deferred income taxes	22,556	(2,867)	199	–	19,888
Prepaid expenses and other current assets	7,254	15,782	1,365	–	24,401
Total current assets	165,184	402,465	113,794	–	681,443
Other assets	78,531	9,951	14,655	–	103,137
Intangible assets, net	64,480	3,000	16,520	–	84,000
Property and equipment, net	31,102	122,310	4,039	–	157,451
Investment in subsidiaries	647,979	68,062	–	(716,041)	–
Total assets	$987,276	$605,788	$149,008	$(716,041)	$1,026,031

Liabilities and Shareholders’ Equity
Current liabilities
Borrowings under revolving credit agreement	$112,500	$–	$–	$–	$112,500
Trade accounts payable	30,948	88,109	33,282	–	152,339
Accrued expenses	76,629	55,144	5,534	–	137,307
Total current liabilities	220,077	143,253	38,816	–	402,146
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,263	41,854	6,554	–	71,671
Intercompany payable (receivable)	199,832	(227,298)	27,466	–	–
Total other liabilities	373,095	(185,444)	34,020	–	221,671
Minority interests	–	–	8,110	–	8,110
Shareholders’ equity	394,104	647,979	68,062	(716,041)	394,104
Total liabilities and shareholders’ equity	$987,276	$605,788	$149,008	$(716,041)	$1,026,031

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$569,026	$1,594,761	$285,138	$(172,563)	$2,276,362
Cost of goods sold	431,128	896,663	238,898	(172,563)	1,394,126
Gross profit	137,898	698,098	46,240	–	882,236
Selling and administrative expenses	156,863	676,710	18,320	–	851,893
Impairment of goodwill and intangible assets	115,006	30,309	3,835	–	149,150
Restructuring and other special charges, net	49,890	4,388	–	–	54,278
Equity in net loss of nonconsolidated affiliate	–	–	216	–	216
Equity in (earnings) loss of subsidiaries	(5,385)	(26,307)	–	31,692	–
Operating (loss) earnings	(178,476)	12,998	23,869	(31,692)	(173,301)
Interest expense	(17,007)	–	(98)	–	(17,105)
Interest income	80	669	1,051	–	1,800
Intercompany interest income (expense)	5,753	(6,677)	924	–	–
(Loss) earnings before income taxes and minority interests	(189,650)	6,990	25,746	(31,692)	(188,606)
Income tax benefit (provision)	56,412	(1,605)	(1,014)	–	53,793
Minority interests in net loss of consolidated subsidiaries	–	–	1,575	–	1,575
Net (loss) earnings	$(133,238)	$5,385	$26,307	$(31,692)	$(133,238)

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(22,725)	$41,416	$15,645	$–	$34,336

Investing activities
Purchases of property and equipment	(5,095)	(54,229)	(1,093)	–	(60,417)
Capitalized software	(13,073)	(3,172)	(82)	–	(16,327)
Cash recognized on initial consolidation	–	–	3,337	–	3,337
Investments in consolidated companies	–	–	(7,683)	–	(7,683)
Net cash used for investing activities	(18,168)	(57,401)	(5,521)	–	(81,090)

Financing activities
Proceeds from borrowings under revolving credit agreement	655,500	–	–	–	655,500
Payments on borrowings under revolving credit agreement	(558,000)	–	–	–	(558,000)
Debt issuance costs	(7,500)	–	–	–	(7,500)
Proceeds from stock options exercised	313	–	–	–	313
Tax benefit related to share-based plans	498	–	–	–	498
Dividends (paid) received	(11,855)	7,105	(7,105)	–	(11,855)
Intercompany financing	(38,063)	12,800	25,263	–	–
Net cash provided by financing activities	40,893	19,905	18,158	–	78,956
Effect of exchange rate changes on cash	–	(5,103)	–	–	(5,103)
(Decrease) increase in cash and cash equivalents	–	(1,183)	28,282	–	27,099
Cash and cash equivalents at beginning of year	–	24,017	35,784	–	59,801
Cash and cash equivalents at end of year	$–	$22,834	$64,066	$–	$86,900

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

CONDENSED CONSOLIDATING BALANCE SHEET AS OF FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$24,017	$35,784	$–	$59,801
Receivables	59,186	5,835	51,852	–	116,873
Inventories	80,009	353,951	1,722	–	435,682
Prepaid expenses and other current assets	18,578	5,803	320	–	24,701
Total current assets	157,773	389,606	89,678	–	637,057
Other assets	87,118	(1,302)	10,981	–	96,797
Investment in nonconsolidated affiliate	–	–	6,641	–	6,641
Goodwill and intangible assets, net	186,330	31,052	–	–	217,382
Property and equipment, net	29,887	108,055	4,022	–	141,964
Investment in subsidiaries	656,032	68,286	7,498	(731,816)	–
Total assets	$1,117,140	$595,697	$118,820	$(731,816)	$1,099,841

Liabilities and Shareholders’ Equity
Current liabilities
Borrowings under revolving credit agreement	$15,000	$–	$–	$–	$15,000
Trade accounts payable	33,883	94,702	44,362	–	172,947
Accrued expenses	62,264	58,666	(5,857)	–	115,073
Income taxes	850	523	(478)	–	895
Total current liabilities	111,997	153,891	38,027	–	303,915
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	58,674	26,180	408	–	85,262
Intercompany payable (receivable)	237,892	(240,096)	2,204	–	–
Total other liabilities	446,566	(213,916)	2,612	–	235,262
Minority interests	–	–	2,087	–	2,087
Shareholders’ equity	558,577	655,722	76,094	(731,816)	558,577
Total liabilities and shareholders’ equity	$1,117,140	$595,697	$118,820	$(731,816)	$1,099,841

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$608,825	$1,548,957	$368,405	$(166,278)	$2,359,909
Cost of goods sold	446,461	839,183	297,144	(166,278)	1,416,510
Gross profit	162,364	709,774	71,261	–	943,399
Selling and administrative expenses	171,204	617,767	38,379	–	827,350
Restructuring and other special charges, net	15,156	3,844	–	–	19,000
Equity in net loss of nonconsolidated affiliate	–	–	439	–	439
Equity in (earnings) loss of subsidiaries	(84,497)	(38,513)	–	123,010	–
Operating earnings (loss)	60,501	126,676	32,443	(123,010)	96,610
Interest expense	(16,231)	(1)	–	–	(16,232)
Interest income	961	941	1,532	–	3,434
Intercompany interest income (expense)	5,252	(7,010)	1,758	–	–
Earnings (loss) before income taxes and minority interests	50,483	120,606	35,733	(123,010)	83,812
Income tax benefit (provision)	9,944	(32,110)	(1,317)	–	(23,483)
Minority interests in net (earnings) loss of consolidated subsidiaries	–	(338)	436	–	98
Net earnings (loss)	$60,427	$88,158	$34,852	$(123,010)	$60,427

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(20,699)	$81,524	$26,971	$(1,536)	$86,260

Investing activities
Purchases of property and equipment	(2,542)	(37,344)	(1,469)	–	(41,355)
Capitalized software	(4,592)	(1,178)	–	–	(5,770)
Investment in nonconsolidated affiliate	–	–	(7,080)	–	(7,080)
Investment in consolidated company	–	–	(3,916)	–	(3,916)
Cash recognized on initial consolidation	–	–	2,205	–	2,205
Acquisition cost	–	(2,750)	–	–	(2,750)
Net cash used for investing activities	(7,134)	(41,272)	(10,260)	–	(58,666)

Financing activities
Proceeds from borrowings under revolving credit agreement	151,000	–	–	–	151,000
Payments on borrowings under revolving credit agreement	(137,000)	–	–	–	(137,000)
Acquisition of treasury stock	(41,090)	–	–	–	(41,090)
Proceeds from stock options exercised	9,209	–	–	–	9,209
Tax benefit related to share-based plans	6,421	–	–	–	6,421
Dividends (paid) received	(12,312)	30,007	(30,007)	–	(12,312)
Intercompany financing	51,605	(63,670)	10,529	1,536	–
Net cash provided by (used for) financing activities	27,833	(33,663)	(19,478)	1,536	(23,772)
Effect of exchange rate changes on cash	–	2,318	–	–	2,318
Increase (decrease) in cash and cash equivalents	–	8,907	(2,767)	–	6,140
Cash and cash equivalents at beginning of year	–	15,110	38,551	–	53,661
Cash and cash equivalents at end of year	$–	$24,017	$35,784	$–	$59,801

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$687,902	$1,523,907	$447,630	$(188,509)	$2,470,930
Cost of goods sold	507,431	816,224	364,891	(188,509)	1,500,037
Gross profit	180,471	707,683	82,739	–	970,893
Selling and administrative expenses	192,802	615,165	46,086	–	854,053
Restructuring and other special charges, net	7,360	785	–	–	8,145
Equity in (earnings) loss of subsidiaries	(86,663)	(34,167)	–	120,830	–
Operating earnings (loss)	66,972	125,900	36,653	(120,830)	108,695
Interest expense	(17,842)	(9)	(41)	–	(17,892)
Interest income	918	567	1,125	–	2,610
Intercompany interest income (expense)	5,047	(6,731)	1,684	–	–
Earnings (loss) before income taxes and minority interests	55,095	119,727	39,421	(120,830)	93,413
Income tax benefit (provision)	10,613	(33,785)	(4,547)	–	(27,719)
Minority interests in net loss of consolidated subsidiaries	–	–	14	–	14
Net earnings (loss)	$65,708	$85,942	$34,888	$(120,830)	$65,708

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$40,231	$83,411	$28,618	$209	$152,469

Investing activities
Acquisition cost	(22,700)	–	–	–	(22,700)
Purchases of property and equipment	(18,212)	(42,063)	(450)	–	(60,725)
Capitalized software	(5,935)	(3,959)	(186)	–	(10,080)
Net cash used for investing activities	(46,847)	(46,022)	(636)	–	(93,505)

Financing activities
Proceeds from borrowings under revolving credit agreement	79,000	–	–	–	79,000
Payments on borrowings under revolving credit agreement	(128,000)	–	–	–	(128,000)
Proceeds from stock options exercised	10,560	–	–	–	10,560
Tax benefit related to share-based plans	7,947	–	–	–	7,947
Dividends paid	(9,147)	–	–	–	(9,147)
Intercompany financing	32,919	(36,543)	3,833	(209)	–
Net cash (used for) provided by financing activities	(6,721)	(36,543)	3,833	(209)	(39,640)
Effect of exchange rate changes on cash	–	128	(79)	–	49
(Decrease) increase in cash and cash equivalents	(13,337)	974	31,736	–	19,373
Cash and cash equivalents at beginning of year	13,337	14,566	6,385	–	34,288
Cash and cash equivalents at end of year	$–	$15,540	$38,121	$–	$53,661

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

19.	QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly financial results (unaudited) for the years 2008 and 2007 are as follows:

	Quarters
($ thousands, except per share amounts)	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
2008
Net sales	$554,491	$569,219	$631,657	$520,995
Gross profit	216,462	223,497	248,491	193,786
Net earnings (loss)	7,195	2,217	10,398	(153,048)
Per share of common stock:
Earnings (loss) - basic	0.17	0.05	0.25	(3.68)
Earnings (loss) - diluted	0.17	0.05	0.25	(3.68)
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	17.65	17.60	18.44	10.94
Low	11.89	12.06	6.99	4.34

	Quarters
($ thousands, except per share amounts)	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
2007
Net sales	$566,348	$576,571	$645,546	$571,444
Gross profit	229,803	230,994	259,841	222,761
Net earnings	9,636	9,830	27,009	13,952
Per share of common stock:
Earnings - basic	0.22	0.23	0.62	0.33
Earnings - diluted	0.22	0.22	0.61	0.33
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	37.68	33.00	23.19	18.29
Low	26.46	19.92	18.09	11.91

The fourth quarter of 2008 includes charges of:
•	$149.2 million ($119.2 million on an after-tax basis) related to our impairment of goodwill and intangible assets,
•	$30.9 million ($19.1 million on an after-tax basis) related to our expense and capital containment initiatives,
•	$2.8 million ($1.7 million on an after-tax basis) related to the relocation and transition of our Famous Footwear division headquarters and
•	$2.3 million ($1.5 million on an after-tax basis) related our information technology initiatives.

The fourth quarter of 2007 includes charges of $3.7 million ($2.6 million on an after-tax basis) related to our Earnings Enhancement Plan.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

($ thousands)	Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions Describe	Balance at End of Period

YEAR ENDED JANUARY 31, 2009

Deducted from assets or accounts:
Doubtful accounts and allowances	$13,844	$50,802	–	$51,768 (A)	$12,878
Inventory valuation allowances	13,041	53,624	–	51,638 (B)	15,027

YEAR ENDED FEBRUARY 2, 2008

Deducted from assets or accounts:
Doubtful accounts and allowances	$15,125	$52,782	–	$54,063 (A)	$13,844
Inventory valuation allowances	13,054	43,653	–	43,666 (B)	13,041

YEAR ENDED FEBRUARY 3, 2007

Deducted from assets or accounts:
Doubtful accounts and allowances	$16,760	$53,404	–	$55,039 (A)	$15,125
Inventory valuation allowances	17,168	51,794	–	55,908 (B)	13,054
(A)	Accounts written off, net of recoveries, discounts and allowances taken.
(B)	Adjustment upon disposal of related inventories.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	CONTROLS AND PROCEDURES

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of January 31, 2009, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2009 can be found in Item 8 of this report. The effectiveness of internal control over financial reporting as of January 31, 2009, was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can also be found in Item 8 of this report.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding Directors of the Company is set forth under the caption Election of Six Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Executive Officers of the Registrant which can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16 Beneficial Ownership Reporting Compliance is set forth under the caption Section 16 Beneficial Ownership Reporting Compliance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the captions Board Meetings and Committees and Audit Committee, respectively, in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
Information regarding Executive Compensation is set forth under the section titled Executive Compensation and under the caption Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009 which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Report of the Compensation Committee in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, which information is incorporated herein by reference.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,582,254	(1)	$15.88	(1)	2,551,385	(2)
Equity compensation plans not approved by security holders	–		–		30,000	(3)
Total	2,582,254		$15.88		2,581,385
(1)
Column (a) includes the following:

(i) 2,019,754 outstanding stock options (includes vested and nonvested options)

(ii) 562,500 rights to receive common shares subject to nonvested performance share awards at the maximum award level. The target amount of shares to be awarded under these performance share awards is 281,250, and depending on the achievement of certain objectives at the end of 2009 and 2010, these awards may be payable anywhere from zero to a maximum 562,500 shares. Although these awards are reflected at the maximum 200% award level in the table above (562,500 shares), our current expectation is that no shares will be issued upon satisfaction of these awards.

Performance share rights described in (ii) above were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes restricted stock units granted to independent directors and independent directors’ deferred compensation units, which are payable only in cash.

(2)
Represents our remaining share awards available for grant based upon the plan provisions, which reflects our practice to reserve shares for outstanding awards. Per our current practice, the number of securities available for grant has been reduced for stock option grants and performance share awards payable in stock. Performance share awards are reserved based on the maximum payout level.

(3)
Represents our remaining shares available for grant for our director share plan, whereby non-employee directors can elect to receive their annual retainer and meeting fees in whole shares of our stock in lieu of cash.

Information regarding share-based plans is set forth in Note 15 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding our Principal Accountant Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2009, which information is incorporated herein by reference.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) and (2) The list of financial statements and Financial Statement Schedules required by this item is included in the Index on page 2 under Financial Statements and Supplementary Data. All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

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

	3.2	Bylaws of the Company as amended through October 2 2008, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated October 8, 2008 and filed October 8, 2008.
4.1a
Indenture for the 8.75% Senior Notes due 2012 dated April 22, 2005 among Brown Shoe Company, Inc., the subsidiary guarantors set forth therein, and SunTrust Bank, as trustee, including the form of Global Note attached thereto, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated April 26, 2005.

	4.1b	Supplemental Indenture for 8.75% Senior Notes, dated October 24, 2007, incorporated herein by reference to Exhibit 4.1b to the Company’s For m 10-K dated February 2, 2008 and filed March 28, 2008.
10.1
Second Amended and Restated Credit Agreement, dated as of January 21, 2009, among Brown Shoe Company, Inc., as lead borrower for itself and on behalf of certain of its subsidiaries, and Bank of America, N.A., as lead issuing bank, administrative agent and collateral agent, Wells Fargo Retail Finance, LLC, as syndication agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A.,  as co-documentation agents, and the other financial institutions party thereto, as lenders, incorporate herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 22, 2009 and filed January 22, 2009.

†	10.2*	Summary of non-employee director compensation.
10.3*
Summary of compensatory arrangements for the named executive officers of Brown Shoe Company, Inc., incorporated herein by reference to Item 5.02 and Exhibit 10.1 to the Company’s Form 8-K dated March 4, 2009 and filed March 10, 2009.

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

10.5a*
Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, as Amended and Restated as of May 22, 2008, incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated April 11, 2008 and filed April 11, 2008.

†	10.5b(1)*	Form of Incentive Stock Option Award Agreement (for grants commencing May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.
10.5b(2)*
Form of Incentive Stock Option Award Agreement (for grants prior to May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and filed September 8, 2004.

†	10.5c(1)*	Form of Non-Qualified Stock Option Award Agreement (for grants commencing May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.
10.5c(2)*
Form of Non-Qualified Stock Option Award Agreement for awards issued prior to May 2008 under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and filed September 8, 2004.

†	10.5d(1)*	Form of Restricted Stock Agreement (for employee grants commencing 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.
10.5d(2)*
Form of Restricted Stock Agreement (for employee grants in 2006 and 2007) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K dated March 8, 2006 and filed March 8, 2006.

10.5d(3)*
Form of Restricted Stock Agreement (for employee grants in 2002 through 2005) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for quarter ended July 31, 2004 and filed September 8, 2004.

†	10.5e*	Form of Restricted Stock Award Agreement for non-employee director awards (for grants commencing May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

	10.5f(1)*
Form of Performance Award Agreement (for grants commencing March 2009) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 23, 2009 and filed March 27, 2009.

	10.5f(2)*
Form of Performance Unit Award Agreement (for 2008-2010 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.1e to the Company’s Form 10-Q for the quarter ended August 2, 2008 and filed September 10, 2008.

	10.5f(3)*
Amendment to Performance Unit Award Agreement (for 2008-2010 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated March 4, 2009 and filed March 10, 2009.

	10.5g(1)*
Form of Performance Share Award Agreement (for 2007-2009 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.5f to the Company’s Form 10-K dated January 28, 2006 and filed April 10, 2006.

	10.5g(2)*
Amendment to Performance Share Award Agreement (for 2007-2009 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K dated March 4, 2009 and filed March 10, 2009.

	10.6a*
Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors (for grants in 2008), incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 2, 2008 and filed September 10, 2008.

	10.6b*
Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors (for grants prior to 2008), incorporated by reference to Exhibit 10(u) to the Company’s Form 10-K dated January 29, 2005 and filed April 1, 2005.

	10.7*
Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.2a to the Company’s Form 10-Q for the quarter ended November 1, 2008 and filed December 9, 2008.

	10.8*
Brown Shoe Company, Inc. Supplemental Executive Retirement Plan (SERP), conformed and restated as of December 2, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 1, 2008 and filed December 9, 2008.

	10.9*	Brown Shoe Company, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 11, 2007.
	10.10*
Brown Shoe Company, Inc. Non-Employee Director Share Plan (2009), incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the Quarter ended November 1, 2008 and filed December 9, 2008.

	10.11*	Severance Agreement, effective April 1, 2006, between the Company and Ronald A. Fromm, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 6, 2006.
	10.12*	Severance Agreement, effective April 1, 2006, between the Company and Joseph W. Wood, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated April 6, 2006.
	10.14*
Severance Agreement, effective April 1, 2006, between the Company and Richard M. Ausick, incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K dated February 2, 2008 and filed March 28, 2008.

	10.15*	Severance Agreement, effective April 1, 2006, between the Company and Diane M. Sullivan, incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K dated April 6, 2006.
	10.16*	Severance Agreement, effective October 30, 2006, between the Company and Mark E. Hood, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated October 30, 2006.
†	21	Subsidiaries of the registrant.
†	23	Consent of Registered Public Accounting Firm.
†	24	Power of attorney (contained on signature page).
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits:

See Item 15(a)(3) above. On request, copies of any exhibit will be furnished to shareholders upon payment of the Company’s reasonable expenses incurred in furnishing such exhibits.

(c)	Financial Statement Schedules:

See Item 8 above.

* Denotes management contract or compensatory plan arrangements.
† Denotes exhibit is filed with this Form 10-K.

BROWN SHOE COMPANY, INC.	2008 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BROWN SHOE COMPANY, INC.

By:	/s/ Mark E. Hood
Mark E. Hood
Senior Vice President and Chief Financial Officer
Date: March 31, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, on the dates and in the capacities indicated.

Signatures	Date	Title

/s/ Ronald A. Fromm	March 31, 2009	Chairman of the Board of Directors and Chief Executive Officer on behalf of the Company and as Principal Executive Officer
Ronald A. Fromm

/s/ Mark E. Hood	March 31, 2009	Senior Vice President and Chief Financial Officer on behalf of the Company and as Principal Financial Officer and Principal Accounting Officer
Mark E. Hood

/s/ Diane M. Sullivan	March 31, 2009	Director, President and Chief Operating Officer
Diane M. Sullivan

/s/ Mario L. Baeza	March 26, 2009	Director
Mario L. Baeza

/s/ Joseph L. Bower	March 19, 2009	Director
Joseph L. Bower

/s/ Julie C. Esrey	March 23, 2009	Director
Julie C. Esrey

/s/ Carla C. Hendra	March 27, 2009	Director
Carla C. Hendra

/s/ Ward M. Klein	March 24, 2009	Director
Ward M. Klein

/s/ Steven W. Korn	March 22, 2009	Director
Steven W. Korn

/s/ Patricia G. McGinnis	March 24, 2009	Director
Patricia G. McGinnis

/s/ W. Patrick McGinnis	March 23, 2009	Director
W. Patrick McGinnis

/s/ Michael F. Neidorff	March 20, 2009	Director
Michael F. Neidorff

/s/ Hal J. Upbin	March 23, 2009	Director
Hal J. Upbin

/s/ Harold B. Wright	March 19, 2009	Director
Harold B. Wright