Form 10-Q
period 2009-05-02
BROWN SHOE CO INC
filed 2009-06-09
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 2, 2009

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

(314) 854-4000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
    Yes  ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑        Accelerated filer ☐          Non-accelerated filer ☐        Smaller reporting company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐     No ☑

As of May 30, 2009, 42,897,477 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	May 2, 2009	May 3, 2008	January 31, 2009
Assets
Current assets
Cash and cash equivalents	$46,121	$63,197	$86,900
Receivables	68,134	74,227	84,252
Inventories	408,459	403,606	466,002
Prepaid expenses and other current assets	46,853	44,861	44,289
Total current assets	569,567	585,891	681,443

Other assets	106,038	96,762	103,137
Investment in nonconsolidated affiliate	–	6,526	–
Goodwill and intangible assets, net	82,306	215,495	84,000

Property and equipment	411,697	395,313	416,635
Allowance for depreciation	(255,833)	(250,135)	(259,184)
Net property and equipment	155,864	145,178	157,451
Total assets	$913,775	$1,049,852	$1,026,031

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$39,000	$–	$112,500
Trade accounts payable	133,000	134,592	152,339
Accrued expenses	126,521	117,806	137,307
Total current liabilities	298,521	252,398	402,146

Other liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	41,864	41,337	41,714
Other liabilities	30,251	43,667	29,957
Total other liabilities	222,115	235,004	221,671

Equity
Common stock	429	423	423
Additional paid-in capital	148,989	144,280	147,702
Accumulated other comprehensive (loss) income	(6,074)	14,928	(5,781)
Retained earnings	241,153	401,105	251,760
Total Brown Shoe Company, Inc. shareholders’ equity	384,497	560,736	394,104
Noncontrolling interests	8,642	1,714	8,110
Total equity	393,139	562,450	402,214
Total liabilities and equity	$913,775	$1,049,852	$1,026,031
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 2, 2009	May 3, 2008
Net sales	$538,740	$554,491
Cost of goods sold	330,576	338,029
Gross profit	208,164	216,462
Selling and administrative expenses	212,717	211,175
Restructuring and other special charges (recoveries), net	2,614	(8,387)
Equity in net loss of nonconsolidated affiliate	–	114
Operating (loss) earnings	(7,167)	13,560
Interest expense	(5,249)	(4,296)
Interest income	143	538
(Loss) earnings before income taxes	(12,273)	9,802
Income tax benefit (provision)	5,202	(2,980)
Net (loss) earnings	$(7,071)	$6,822
Less: Net earnings (loss) attributable to noncontrolling interests	532	(373)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(7,603)	$7,195

Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.18)	$0.17

Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.18)	$0.17

Dividends per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 2, 2009	May 3, 2008

Operating Activities
Net (loss) earnings	$(7,071)	$6,822
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	8,623	9,206
Amortization of capitalized software	1,845	2,059
Amortization of intangibles	1,694	1,711
Amortization of debt issuance costs	549	370
Share-based compensation expense (income)	1,373	(57)
Loss on disposal of facilities and equipment	117	163
Impairment charges for facilities and equipment	1,590	410
Deferred rent	150	(78)
Deferred income taxes	–	(147)
Provision for doubtful accounts	308	25
Foreign currency transaction (gains) losses	(12)	39
Undistributed loss of nonconsolidated affiliate	–	114
Changes in operating assets and liabilities:
Receivables	15,809	42,610
Inventories	57,962	31,690
Prepaid expenses and other current assets	(2,300)	(20,230)
Trade accounts payable	(19,372)	(38,310)
Accrued expenses	(10,891)	2,425
Other, net	(923)	(2,531)
Net cash provided by operating activities	49,451	36,291

Investing Activities
Purchases of property and equipment	(8,559)	(13,213)
Capitalized software	(4,783)	(1,391)
Net cash used for investing activities	(13,342)	(14,604)

Financing Activities
Borrowings under revolving credit agreement	168,400	135,500
Repayments under revolving credit agreement	(241,900)	(150,500)
Proceeds from stock options exercised	–	178
Tax (expense) benefit related to share-based plans	(57)	87
Dividends paid	(3,004)	(2,963)
Net cash used for financing activities	(76,561)	(17,698)
Effect of exchange rate changes on cash	(327)	(593)
(Decrease) increase in cash and cash equivalents	(40,779)	3,396
Cash and cash equivalents at beginning of period	86,900	59,801
Cash and cash equivalents at end of period	$46,121	$63,197
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Brown Shoe Company, Inc. (the “Company”). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as well as a variable interest entity for which the Company is the primary beneficiary, after the elimination of intercompany accounts and transactions.

The Company’s business is seasonal in nature due to consumer spending patterns, with higher back-to-school, Easter and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of earnings for the year. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net (loss) earnings attributable to Brown Shoe Company, Inc.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2009.

Note 2	Impact of New and Prospective Accounting Pronouncements

New Accounting Pronouncements
FASB Statement No. 157, Fair Value Measurement
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157, as amended, for financial assets and financial liabilities at the beginning of 2008. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities at the beginning of 2009. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities did not have a material impact on the Company’s condensed consolidated financial statements, although additional disclosures related to fair value measurements are required. See Note 12 to the condensed consolidated financial statements for additional information related to fair value measurements.

FASB Statement No. 141(R), Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (“SFAS No. 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. SFAS No. 141(R) is effective for business combinations made by the Company on or after February 1, 2009.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests have been recharacterized as noncontrolling interests and classified as a component of equity separate from the parent’s equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively for fiscal years beginning after December 15, 2008, except for certain retrospective disclosure requirements. Accordingly, the Company adopted SFAS No. 160 at the beginning of 2009. The presentation and disclosure requirements of this standard impacted how the Company presents and discloses noncontrolling interests in the condensed consolidated financial statements and this standard was applied retrospectively for all periods presented.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 at the beginning of 2009. See Note 11 and Note 12 to the condensed consolidated financial statements for additional information related to derivative instruments.

FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents should be treated as participating securities in computing earnings per share. However, in periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years, and shall be applied retrospectively to all prior periods. Accordingly, due to the adoption of FSP EITF No. 03-6-1 at the beginning of 2009, restricted stock awards are now considered participating units in the calculation of (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders. The adoption of FSP EITF No. 03-6-1 did not have a material impact on the Company’s condensed consolidated financial statements for any periods presented. See Note 3 to the condensed consolidated financial statements for the calculation of (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders.

Prospective Accounting Pronouncements
FASB Staff Position FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued Staff Position FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. 132(R)-1”). FSP No. 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. This requirement is effective for financial statements issued for fiscal years ending after December 15, 2009, with early application permitted. The Company will include the required disclosures of FSP No. 132(R)-1 in its 2009 and future Form 10-K filings.

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued Staff Position FAS No. 107-1 and Accounting Principles Bulletin (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB No. 28-1”), to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP No. 107-1 and APB No. 28-1 is expected to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. FSP No. 107-1 and APB No. 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures of FSP No. 107-1 and APB No. 28-1 in its Form 10-Q filings starting in the second quarter of 2009.

FASB Statement No. 165, Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company will adopt SFAS No. 165 in the second quarter of 2009 and it expects that the adoption will not have a material impact on its condensed consolidated financial statements.

Note 3	Earnings Per Share

As discussed in Note 2, the Company adopted FSP EITF 03-6-1 and began using the two-class method to compute basic and diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders. The following table sets forth the computation of basic and diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended May 2, 2009 and May 3, 2008:

	Thirteen Weeks Ended
(in thousands, except per share amounts)	May 2, 2009	May 3, 2008

NUMERATOR
Net (loss) earnings attributable to Brown Shoe Company, Inc. before allocation of earnings to participating securities	$(7,603)	$7,195
Less: Earnings allocated to participating securities	–	(120)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(7,603)	$7,075

DENOMINATOR
Denominator for basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,566	41,463
Dilutive effect of stock options	–	17
Denominator for diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,566	41,480

Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.18)	$0.17

Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.18)	$0.17

Due to the Company’s net loss attributable to Brown Shoe Company, Inc. for the thirteen-week period ended May 2, 2009, the denominator for diluted loss per common share attributable to Brown Shoe Company, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Brown Shoe Company, Inc. shareholders. Options to purchase 941,002 shares of common stock for the thirteen-week period ended May 3, 2008 were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 4	Comprehensive Income

Comprehensive (loss) income includes changes in equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net (loss) earnings to comprehensive (loss) income for the periods ended May 2, 2009 and May 3, 2008:

	Thirteen Weeks Ended
($ thousands)	May 2, 2009	May 3, 2008
Net (loss) earnings	$(7,071)	$6,822

Other comprehensive (loss) income (“OCI”), net of tax:
Foreign currency translation adjustment	(106)	(978)
Unrealized (losses) gains on derivative instruments, net of tax of $31 in the first quarter of 2009 and $203 in the first quarter of 2008	(165)	374
Net gain from derivatives reclassified into earnings, net of tax of $3 in the first quarter of 2009 and $36 in the first quarter of 2008	(22)	(66)
	(293)	(670)
Comprehensive (loss) income	$(7,364)	$6,152
Less: Comprehensive income (loss) attributable to noncontrolling interests	532	(373)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(7,896)	$6,525

The following table sets forth the balance in accumulated other comprehensive (loss) income for the Company at May 2, 2009, May 3, 2008 and January 31, 2009:

($ thousands)	May 2, 2009	May 3, 2008	January 31, 2009
Foreign currency translation gains	$614	$10,286	$720
Unrealized gains on derivative instruments	81	178	268
Pension and other postretirement benefits	(6,769)	4,464	(6,769)
Accumulated other comprehensive (loss) income	$(6,074)	$14,928	$(5,781)

See additional information related to derivative instruments in Note 2, Note 11 and Note 12 and additional information related to pension and other postretirement benefits in Note 9.

Note 5	Restructuring and Other Special Charges (Recoveries), Net

Information Technology Initiatives
During 2008, the Company announced plans to implement an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. The ERP information technology system will replace select existing internally developed and certain other third-party applications, and is expected to support the Company’s growth strategy while streamlining and transforming day-to-day operations for its integrated business model. The Company anticipates the implementation will enhance its profitability and deliver increased shareholder value through improved management and execution of its business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and is expected to continue through 2011. The Company incurred costs of $2.6 million ($1.7 million on an after-tax basis, or $0.04 per diluted share) during the first quarter of 2009 as a component of restructuring and other special charges (recoveries), net related to its implementation of these initiatives, with no corresponding costs during the first quarter of 2008. The Company incurred costs of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during the full year of 2008. Of the $2.6 million in costs recorded during the first quarter of 2009, $2.5 million was recorded in the Other segment and $0.1 million was recorded in the Wholesale Operations segment. All of the costs recorded during 2008 were reflected within the Other segment.

Expense and Capital Containment Initiatives
During 2008, the Company announced expense and capital containment initiatives in an effort to proactively position itself for continued challenges in the retail environment. These initiatives included a voluntary separation program, changes in compensation structure, further rationalization of operating expenses and the closing of certain functions at its Fredericktown, Missouri distribution center. The Company incurred no charges during the first quarter of 2009, but incurred charges of $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share) during the fourth quarter of 2008. These costs included employee-related costs for severance, including health care benefits and enhanced pension benefits, as well as facility and other costs.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility	Other	Total
Original charges and reserve balance	$24.7	$6.0	$0.2	$30.9
Amounts settled in 2008	(5.3)	(2.7)	–	(8.0)
Reserve balance at January 31, 2009	$19.4	$3.3	$0.2	$22.9
Amounts settled in first quarter 2009	(3.7)	(1.3)	(0.1)	(5.1)
Reserve balance at May 2, 2009	$15.7	$2.0	$0.1	$17.8

Of the $30.9 million in costs recorded during 2008, $14.4 million was recorded in the Wholesale Operations segment, $12.1 million was recorded in the Other segment, $3.8 million was recorded in the Famous Footwear segment and $0.6 million was recorded in the Specialty Retail segment. All of the costs recorded during 2008 were reflected as a component of restructuring and other special charges (recoveries), net. A tax benefit of $11.8 million was associated with the costs recorded during 2008. The write-off of assets of $0.5 million, included in facility costs, is a noncash item.

Headquarters Consolidation
During 2008, the Company announced plans to relocate its Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. The relocation of the division was intended to foster collaboration, increase the Company’s speed to market and strengthen its connection with consumers. The Company incurred no charges during the first quarter of 2009, but incurred charges of $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share) during 2008. These costs included employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. All of the costs recorded during 2008 were reflected within the Other segment as a component of restructuring and other special charges (recoveries), net. During 2008, a tax benefit of $11.6 million was associated with the costs recorded. The write-off of assets of $3.4 million, included in facility costs, is a noncash item.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Facility	Other	Total
Original charges and reserve balance	$6.6	$8.3	$4.6	$9.2	$1.1	$29.8
Amounts settled in 2008	(4.7)	(6.2)	(4.3)	(3.6)	(1.0)	(19.8)
Reserve balance at January 31, 2009	$1.9	$2.1	$0.3	$5.6	$0.1	$10.0
Amounts settled in first quarter 2009	(1.5)	(0.6)	–	(0.3)	(0.1)	(2.5)
Reserve balance at May 2, 2009	$0.4	$1.5	$0.3	$5.3	$–	$7.5

During the first quarter of 2008, the Company incurred charges of $1.8 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) related to the plan: $1.1 million for employee severance, $0.3 million for employee relocation, $0.2 million for facility and $0.2 million for other costs. A tax benefit of $0.7 million was associated with the costs recorded during the first quarter of 2008.

Environmental Insurance Recoveries, Net
During 2008, the Company reached agreements with certain insurance carriers to recover environmental remediation costs associated with its facility in Denver, Colorado (the “Redfield” facility). As a result of these settlements, all claims among the parties were dismissed. The Company recorded income within its Other segment related to these recoveries, net of associated fees and costs, of $10.2 million ($6.2 million on an after-tax basis, or $0.15 per diluted share) as a component of restructuring and other special charges (recoveries), net. See Note 15 to the condensed consolidated financial statements for additional information related to these recoveries.

Note 6	Business Segment Information

Applicable business segment information is as follows for the periods ended May 2, 2009 and May 3, 2008:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended May 2, 2009

External sales	$317,563	$168,825	$52,352	$–	$538,740
Intersegment sales	641	45,095	–	–	45,736
Operating earnings (loss)	3,042	5,912	(6,228)	(9,893)	(7,167)
Operating segment assets	439,168	254,486	86,354	133,767	913,775

Thirteen Weeks Ended May 3, 2008

External sales	$318,849	$177,663	$57,979	$–	$554,491
Intersegment sales	649	42,277	–	–	42,926
Operating earnings (loss)	7,600	8,688	(4,661)	1,933	13,560
Operating segment assets	418,302	375,620	97,138	158,792	1,049,852

The Other segment includes corporate assets and administrative and other costs and recoveries which are not allocated to the operating units.

During the thirteen weeks ended May 2, 2009, operating earnings (loss) of the Other and Wholesale Operations segments included costs related to the Company’s information technology initiatives of $2.5 million and $0.1 million, respectively.

During the thirteen weeks ended May 3, 2008, operating earnings of the Other segment included environmental insurance recoveries, net of associated fees and costs, of $10.2 million and charges of $1.8 million related to the headquarters consolidation.

Following is a reconciliation of operating (loss) earnings to (loss) earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	May 2, 2009	May 3, 2008
Operating (loss) earnings	$(7,167)	$13,560
Interest expense	(5,249)	(4,296)
Interest income	143	538
(Loss) earnings before income taxes	$(12,273)	$9,802

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	May 2, 2009	May 3, 2008	January 31, 2009

Famous Footwear	$2,800	$6,279	$2,800
Wholesale Operations	79,306	194,830	81,000
Specialty Retail	200	14,386	200
	$82,306	$215,495	$84,000

Famous Footwear
The impairment of goodwill during the fourth quarter of 2008, as described below, resulted in a decline in goodwill and intangible assets for the Famous Footwear segment from May 3, 2008 to January 31, 2009 and May 2, 2009.

Wholesale Operations
The significant decline in the goodwill and intangible assets of the Wholesale Operations segment from May 3, 2008 to January 31, 2009 and May 2, 2009 was the result of the impairment of goodwill and intangible assets during the fourth quarter of 2008, as described below.

During the fourth quarter of 2008, the Company acquired goodwill of $3.8 million and an intangible asset related to an owned trademark of $16.8 million in connection with the consolidation of Edelman Shoe, which resulted in an increase in goodwill and intangible assets for the Wholesale Operations segment.

The decrease in the intangible assets of the Company’s Wholesale Operations segment also reflects amortization of its licensed and owned trademarks.

Specialty Retail
The decline in the goodwill and intangible assets of the Company’s Specialty Retail segment from May 3, 2008 to January 31, 2009 and May 2, 2009 was due to an impairment of goodwill (described below), an additional investment in Shoes.com of $3.6 million during the fourth quarter of 2008 and changes in the Canadian dollar exchange rate.

Impairment Charges

Goodwill Impairment
As a result of the difficult market conditions and industry trends, and the resulting decline in the market price of the Company’s common stock at the end of 2008, the Company performed an impairment test as of January 31, 2009 and concluded that its entire goodwill balance of $140.9 million was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $140.9 million in the fourth quarter of 2008.

Intangible Asset Impairment
Due to declines experienced in the private label business, the Company performed an impairment test as of January 31, 2009 and determined that the Company’s private label customer relationships acquired during the Bennett acquisition during 2005 were impaired. As a result, the Company recorded a non-cash impairment charge of $8.2 million in the fourth quarter of 2008.

In total, during the fourth quarter of 2008, the Company recorded non-cash impairment charges for goodwill and intangible assets of $149.2 million ($119.2 million on an after-tax basis, or $2.87 per diluted share). The Company’s Wholesale Operations, Specialty Retail and Famous Footwear segments incurred charges of $120.8 million, $16.6 million and $3.5 million, respectively, related to the impairment of goodwill and its Wholesale Operations segment incurred $8.2 million in impairment charges for intangible assets. For the Wholesale Operations segment, the goodwill impaired primarily related to goodwill associated with the acquisition of Bennett. The goodwill impaired for the Company’s Specialty Retail and Famous Footwear segments were primarily related to goodwill associated with the acquisition of Shoes.com and goodwill associated with the acquisition of retail stores, respectively.

Note 8	Share-Based Compensation

During the first quarter of 2009, the Company granted 189,900 stock options to certain employees with a weighted-average exercise price and grant date fair value of $3.33 and $1.13, respectively. These options vest in equal increments, with either 25% or 11% vesting over each of the next four or nine years, respectively. All options have a term of ten years. Compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company granted 406,000 performance share awards at target during the first quarter of 2009 with a weighted-average grant date fair value of $3.07. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The performance share awards may pay out at a maximum of 150% of the target number of shares.  Compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company also granted 588,075 restricted shares with a weighted-average grant date fair value of $3.27 during the first quarter of 2009. The restricted shares granted vest in four years and compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation expense (income) of $1.4 million and ($0.1) million during the first quarter of 2009 and the first quarter of 2008, respectively. Income was recognized during the first quarter of 2008 as a result of reductions in expected payout percentages in connection with stock performance plans granted in 2006 and 2007.

The Company issued 593,114 shares of common stock during the first quarter of 2009 for restricted stock grants and directors’ fees. During the first quarter of 2009, the Company cancelled 7,313 shares of common stock as a result of forfeitures of restricted stock awards.

Note 9	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit (income) cost for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Service cost	$1,710	$2,135	$–	$–
Interest cost	2,996	2,793	59	50
Expected return on assets	(4,879)	(4,707)	–	–
Settlement cost	75	70	–	–
Special termination benefits	–	3	–	–
Amortization of:
Actuarial loss (gain)	27	64	(21)	–
Prior service (income) cost	(6)	75	–	–
Net transition asset	(31)	(38)	–	–
Total net periodic benefit (income) cost	$(108)	$395	$38	$50

Note 10	Long-Term and Short-Term Financing Arrangements

Credit Agreement
On January 21, 2009, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement matures on January 21, 2014. The Credit Agreement provides for revolving credit in an aggregate amount of up to $380.0 million, subject to the calculated borrowing base restrictions. Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base, which is based on stated percentages of the sum of eligible receivables and inventories, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first priority security interest in receivables, inventories and certain other collateral.

Interest on borrowings is at variable rates based on the London Inter-Bank Offer Rate (“LIBOR”) or the prime rate, as defined in the Credit Agreement. The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of May 2, 2009.

At May 2, 2009, the Company had $39.0 million in borrowings outstanding and $10.6 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $299.7 million as of May 2, 2009.

Senior Notes
In April 2005, the Company issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 2, 2009, the Company was in compliance with all covenants relating to the Senior Notes.

Note 11	Risk Management and Derivatives

In the normal course of business, the Company’s financial results are impacted by currency rate movements in foreign currency denominated assets, liabilities and cash flows as it makes a portion of its purchases and sales in local currencies. The Company has established policies and business practices that are intended to mitigate a portion of the effect of these exposures. The Company uses derivative financial instruments, primarily forward contracts, to manage its currency exposures. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Derivatives entered into by the Company are designated as cash flow hedges of forecasted foreign currency transactions.

Derivative instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through January 2010. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the quarter ended May 2, 2009 was not material.

The Company’s hedging strategy uses forward contracts as cash flow hedging instruments, which are recorded in the Company’s condensed consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive (loss) income and reclassified to earnings in the period that the hedged transaction is recognized in earnings.

As of May 2, 2009, the Company had forward contracts maturing at various dates through January 2010. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	Contract Amount May 2, 2009	Maturity Date
Currency
U.S. dollars (purchased by our Canadian division with Canadian dollars)	$9,480	2010
Euro	2,671	2010
Chinese yuan	7,660	2010
Japanese yen	1,160	2009
New Taiwanese dollars	1,025	2010
Other currencies	380	2010
	$22,376

As of May 2, 2009, the fair values of derivative instruments included within the condensed consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$292	Accrued expenses	$504

For the thirteen weeks ended May 2, 2009, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

			Amount of Gain
($ in thousands)	Amount of Gain/(Loss)		Reclassified from
	Recognized in OCI on	Location of Gain/(Loss)	Accumulated OCI into
Derivatives in	Derivatives	Reclassified from	Earnings
SFAS No. 133 Cash Flow	Thirteen Weeks Ended	Accumulated OCI into	Thirteen Weeks Ended
Hedging Relationships	May 2, 2009	Earnings	May 2, 2009 (1)
Foreign exchange forward contracts	$105	Net sales	$(3)
Foreign exchange forward contracts	(345)	Cost of goods sold	–
Foreign exchange forward contracts	59	Selling and administrative	(22)
Foreign exchange forward contracts	(15)	Interest expense	–
(1)	For the thirteen weeks ended May 2, 2009, the Company recorded in the condensed consolidated statement of earnings an immaterial amount of ineffectiveness from cash flow hedges.

Additional information related to the Company’s derivative financial instruments are disclosed within Note 2 and Note 12 to the condensed consolidated financial statements.

Note 12	Fair Value Measurements

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

In determining fair value in accordance with SFAS No. 157, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Classification of the financial or non-financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Measurement of Fair Value

The Company measures fair value as an exit price, the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date, using the procedures described below for all financial and non-financial assets and liabilities measured at fair value.

Deferred Compensation Plan Assets
The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds selected by the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested (“EITF 97-14”), the liabilities of the Deferred Compensation Plan are presented in accrued expenses and the assets held by the trust are classified as trading securities within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in deferred compensation are charged to selling and administrative expenses. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments are disclosed within Note 2 and Note 11 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 2, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3

Asset (Liability)
Derivative financial instruments, net	$(212)	$–	$(212)	$–
Non-qualified deferred compensation plan assets	628	628	–	–

Store Impairment Charges
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by SFAS No. 157. In accordance with the provisions of SFAS No. 144, long-lived store assets held and used with a carrying amount of $71.3 million were written down to their fair value, resulting in an impairment charge of $1.6 million, which was recorded within selling and administrative expenses for the quarter ended May 2, 2009.

Note 13	Variable Interest Entity

In 2007, the Company invested cash of $7.1 million in Edelman Shoe, Inc. (“Edelman Shoe”), acquiring 42.5% of the outstanding stock. On November 3, 2008, the Company invested an additional $4.1 million of cash in Edelman Shoe, acquiring 7.5% of the outstanding stock, bringing the Company’s total equity interest to 50%. The Company has an option to buy the remaining interest in the future.

The Sam Edelman brand was launched in 2004 and is sold in department stores and independent and specialty stores across the country. The Company believes the investment in Edelman Shoe complements its portfolio of wholesale footwear brands by adding owned brands that sell primarily in the bridge/designer footwear price zones.

As a part of the Company’s qualitative and quantitative analyses, it determined that Edelman Shoe is a variable interest entity (“VIE”) as defined by FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) for which the Company is the primary beneficiary; therefore, the Company’s condensed consolidated financial statements include the accounts of Edelman Shoe beginning November 3, 2008. The Company determined that it is the primary beneficiary as it absorbs the majority of the entity's expected losses. Prior to consolidation, the Company accounted for the investment in accordance with the equity method. The Company’s variable interests in Edelman Shoe include the equity investments described above and amounts payable from Edelman Shoe to the Company. At May 2, 2009, Edelman Shoe had assets of approximately $17.4 million and liabilities of approximately $14.0 million. During the quarter ended May 2, 2009, Edelman Shoe had net sales of approximately $13.5 million.

Note 14	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the first quarter of 2009 and the first quarter of 2008, the Company, through its consolidated subsidiary, B&H Footwear, sold $0.5 million and $0.9 million, respectively, of Naturalizer footwear on a wholesale basis to Hongguo.

Edelman Shoe, Inc.
A consolidated subsidiary of the Company sold footwear to Edelman Shoe on a wholesale basis, which was then sold by Edelman Shoe to department stores and independent specialty stores across the country.  During the first quarter of 2008, this consolidated subsidiary of the Company sold $0.5 million of footwear on a wholesale basis to Edelman Shoe, prior to consolidation. Beginning in the fourth quarter of 2008, Edelman Shoe is included within the Company’s condensed consolidated financial statements. Accordingly, all intercompany sales activity is eliminated.

Note 15	Commitments and Contingencies

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition proposes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas.  In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed proposals for remedial activities in the off-site areas, which were approved by the authorities and are to be implemented in a phased manner. The results of groundwater monitoring will be used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.7 million as of May 2, 2009. The Company expects to spend approximately $0.2 million in each of the next five years and $15.7 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediations through May 2, 2009 are $21.5 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at May 2, 2009, is $8.3 million, of which $1.2 million is accrued within accrued expenses and $7.1 million is accrued within other liabilities. Of the total $8.3 million reserve, $5.0 million is for on-site remediation and $3.3 million is for off-site remediation. During the first quarter of 2009 and the first quarter of 2008, the Company recorded no expense related to either the on-site or off-site remediation, other than the accretion of interest expense.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 15 years. The Company has an accrued liability of $1.9 million at May 2, 2009, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.8 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.8 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $10.2 million as of May 2, 2009, to complete the cleanup, maintenance and monitoring at all sites. Of the $10.2 million liability, $1.4 million is included in accrued expenses and $8.8 million is included in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $2.7 million as of May 2, 2009. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At May 2, 2009, the Company was contingently liable for remaining lease commitments of approximately $2.2 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default.

Note 16	Financial Information for the Company and its Subsidiaries

In 2005, Brown Shoe Company, Inc. issued Senior Notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing Credit Agreement. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the Guarantors and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MAY 2, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors		Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$4,213	$41,908		$–	$46,121
Receivables	41,515	2,213	24,406		–	68,134
Inventories	50,889	350,231	7,339		–	408,459
Prepaid expenses and other current assets	22,733	22,573	1,547		–	46,853
Total current assets	115,137	379,230	75,200		–	569,567
Other assets	138,765	18,664	30,915		–	188,344
Property and equipment, net	26,672	125,504	3,688		–	155,864
Investment in subsidiaries	646,580	70,888	–		(717,468)	–
Total assets	$927,154	$594,286	$109,803		$(717,468)	$913,775

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$39,000	$–		$–	$–	$39,000
Trade accounts payable	23,488	91,745	17,767		–	133,000
Accrued expenses	58,923	61,962	5,636		–	126,521
Total current liabilities	121,411	153,707	23,403		–	298,521
Other liabilities
Long-term debt	150,000	–	–		–	150,000
Other liabilities	23,712	42,007	6,396		–	72,115
Intercompany payable (receivable)	247,534	(248,008)	474		–	–
Total other liabilities	421,246	(206,001)	6,870		–	222,115
Equity
Brown Shoe Company, Inc. shareholders’ equity	384,497	646,580	70,888		(717,468)	384,497
Noncontrolling interests	–	–	8,642		–	8,642
Total equity	384,497	646,580	79,530		(717,468)	393,139
Total liabilities and equity	$927,154	$594,286	$109,803		$(717,468)	$913,775

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MAY 2, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$147,136	$373,401	$61,022	$(42,819)	$538,740
Cost of goods sold	113,573	211,265	48,557	(42,819)	330,576
Gross profit	33,563	162,136	12,465	–	208,164
Selling and administrative expenses	37,201	166,152	9,364	–	212,717
Restructuring and other special charges, net	2,614	–	–	–	2,614
Equity in loss (earnings) of subsidiaries	909	(2,799)	–	1,890	–
Operating (loss) earnings	(7,161)	(1,217)	3,101	(1,890)	(7,167)
Interest expense	(5,245)	(1)	(3)	–	(5,249)
Interest income	2	26	115	–	143
Intercompany interest income (expense)	1,508	(1,743)	235	–	–
(Loss) earnings before income taxes	(10,896)	(2,935)	3,448	(1,890)	(12,273)
Income tax benefit (provision)	3,293	2,026	(117)	–	5,202
Net (loss) earnings	$(7,603)	$(909)	$3,331	$(1,890)	$(7,071)
Less: Net earnings attributable to noncontrolling interests	–	–	532	–	532
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(7,603)	$(909)	$2,799	$(1,890)	$(7,603)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MAY 2, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$33,594	$10,998	$4,859	$–	$49,451

Investing activities
Purchases of property and equipment	(342)	(8,217)	–	–	(8,559)
Capitalized software	(4,392)	(366)	(25)	–	(4,783)
Net cash used for investing activities	(4,734)	(8,583)	(25)	–	(13,342)

Financing activities
Borrowings under revolving credit agreement	168,400	–	–	–	168,400
Re-payments under revolving credit agreement	(241,900)	–	–	–	(241,900)
Tax expense related to share-based plans	(57)	–	–	–	(57)
Dividends paid	(3,004)	–	–	–	(3,004)
Intercompany financing	47,701	(20,709)	(26,992)	–	–
Net cash used for financing activities	(28,860)	(20,709)	(26,992)	–	(76,561)
Effect of exchange rate changes on cash	–	(327)	–	–	(327)

Decrease in cash and cash equivalents	–	(18,621)	(22,158)	–	(40,779)
Cash and cash equivalents at beginning of period	–	22,834	64,066	–	86,900
Cash and cash equivalents at end of period	$–	$4,213	$41,908	$–	$46,121

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$22,834	$64,066	$–	$86,900
Receivables	43,705	4,417	36,130	–	84,252
Inventories	91,669	362,299	12,034	–	466,002
Prepaid expenses and other current assets	29,810	12,915	1,564	–	44,289
Total current assets	165,184	402,465	113,794	–	681,443
Other assets	143,011	12,951	31,175	–	187,137
Property and equipment, net	31,102	122,310	4,039	–	157,451
Investment in subsidiaries	647,979	68,062	–	(716,041)	–
Total assets	$987,276	$605,788	$149,008	$(716,041)	$1,026,031

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$112,500	$–	$–	$–	$112,500
Trade accounts payable	30,948	88,109	33,282	–	152,339
Accrued expenses	76,629	55,144	5,534	–	137,307
Total current liabilities	220,077	143,253	38,816	–	402,146
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,263	41,854	6,554	–	71,671
Intercompany payable (receivable)	199,832	(227,298)	27,466	–	–
Total other liabilities	373,095	(185,444)	34,020	–	221,671
Equity
Brown Shoe Company, Inc. shareholders’ equity	394,104	647,979	68,062	(716,041)	394,104
Noncontrolling interests	–	–	8,110	–	8,110
Total equity	394,104	647,979	76,172	(716,041)	402,214
Total liabilities and equity	$987,276	$605,788	$149,008	$(716,041)	$1,026,031

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MAY 3, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$13,000	$21,720	$28,477	$–	$63,197
Receivables	49,694	2,238	22,295	–	74,227
Inventories	50,688	351,316	1,602	–	403,606
Prepaid expenses and other current assets	17,992	23,978	2,891	–	44,861
Total current assets	131,374	399,252	55,265	–	585,891
Other assets	271,297	29,934	11,026	–	312,257
Investment in nonconsolidated affiliate	–	–	6,526	–	6,526
Property and equipment, net	31,984	109,133	4,061	–	145,178
Investment in subsidiaries	660,319	66,363	–	(726,682)	–
Total assets	$1,094,974	$604,682	$76,878	$(726,682)	$1,049,852

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$–	$–	$–	$–
Trade accounts payable	16,302	98,142	20,148	–	134,592
Accrued expenses	51,043	72,110	(5,347)	–	117,806
Total current liabilities	67,345	170,252	14,801	–	252,398
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	59,067	25,718	219	–	85,004
Intercompany payable (receivable)	257,826	(251,607)	(6,219)	–	–
Total other liabilities	466,893	(225,889)	(6,000)	–	235,004
Equity
Brown Shoe Company, Inc. shareholders’ equity	560,736	660,319	66,363	(726,682)	560,736
Noncontrolling interests	–	–	1,714	–	1,714
Total equity	560,736	660,319	68,077	(726,682)	562,450
Total liabilities and equity	$1,094,974	$604,682	$76,878	$(726,682)	$1,049,852

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MAY 3, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$146,858	$382,079	$64,819	$(39,265)	$554,491
Cost of goods sold	107,498	214,938	54,858	(39,265)	338,029
Gross profit	39,360	167,141	9,961	–	216,462
Selling and administrative expenses	39,745	165,574	5,856	–	211,175
Restructuring and other special recoveries, net	(8,387)	–	–	–	(8,387)
Equity in net loss of nonconsolidated affiliate	–	–	114	–	114
Equity in (earnings) loss of subsidiaries	(4,497)	(4,733)	–	9,230	–
Operating earnings (loss)	12,499	6,300	3,991	(9,230)	13,560
Interest expense	(4,296)	–	–	–	(4,296)
Interest income	28	212	298	–	538
Intercompany interest income (expense)	1,495	(1,778)	283	–	–
Earnings (loss) before income taxes	9,726	4,734	4,572	(9,230)	9,802
Income tax provision	(2,531)	(237)	(212)	–	(2,980)
Net earnings (loss)	$7,195	$4,497	$4,360	$(9,230)	$6,822
Less: Net loss attributable to noncontrolling interests	–	–	(373)	–	(373)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$7,195	$4,497	$4,733	$(9,230)	$7,195

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MAY 3, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$14,477	$13,264	$8,550	$–	$36,291

Investing activities
Purchases of property and equipment	(3,148)	(9,735)	(330)	–	(13,213)
Capitalized software	(562)	(829)	–	–	(1,391)
Net cash used for investing activities	(3,710)	(10,564)	(330)	–	(14,604)

Financing activities
Borrowings under revolving credit agreement	135,500	–	–	–	135,500
Re-payments under revolving credit agreement	(150,500)	–	–	–	(150,500)
Proceeds from stock options exercised	178	–	–	–	178
Tax benefit related to share-based plans	87	–	–	–	87
Dividends (paid) received	(2,963)	7,105	(7,105)	–	(2,963)
Intercompany financing	19,931	(11,509)	(8,422)	–	–
Net cash provided by (used for) financing activities	2,233	(4,404)	(15,527)	–	(17,698)
Effect of exchange rate changes on cash	–	(593)	–	–	(593)

Increase (decrease) in cash and cash equivalents	13,000	(2,297)	(7,307)	–	3,396
Cash and cash equivalents at beginning of period	–	24,017	35,784	–	59,801
Cash and cash equivalents at end of period	$13,000	$21,720	$28,477	$–	$63,197

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our retail and wholesale businesses continue to be affected by reductions in consumer spending and the challenging economic climate. We anticipate that business will remain difficult through the remainder of 2009; therefore, we remain focused on managing effectively the fundamentals that we control, including: managing our balance sheet, tightening control over expenses and continually evaluating our planned capital expenditures. We have taken advantage of this downturn to further certain strategic initiatives in an effort to better position our business for the time when the consumer returns, including the continued investment in brands and other portions of our business that are generating strong returns and driving our future growth. We continue to make significant progress on our information technology initiatives.

The following is a summary of the financial highlights for the first quarter of 2009:

•
Consolidated net sales declined $15.8 million, or 2.8%, to $538.7 million for the first quarter of 2009, compared to $554.5 million for the first quarter of last year. Net sales of our Wholesale Operations, Specialty Retail and Famous Footwear segments decreased by $8.9 million, $5.6 million and $1.2 million, respectively.

•	Our consolidated operating loss was $7.2 million in the first quarter of 2009, compared to operating earnings of $13.6 million in the first quarter of last year.

•
Our consolidated net loss attributable to Brown Shoe Company, Inc. was $7.6 million, or $0.18 per diluted share, in the first quarter of 2009, compared to net earnings attributable to Brown Shoe Company, Inc. of $7.2 million, or $0.17 per diluted share, in the first quarter of last year.

There were several items that impacted our first quarter operating results in 2009 and 2008 that should be considered in evaluating the comparability of our results. These items include:

•
Information technology initiatives – We incurred costs of $2.6 million ($1.7 million on an after-tax basis, or $0.04 per diluted share) during the first quarter of 2009, related to our integrated enterprise resource planning (“ERP”) information technology system that will replace select existing internally developed and certain other third-party applications, with no corresponding costs during the first quarter of last year. See the Recent Developments section that follows and Note 5 to the condensed consolidated financial statements for additional information related to these costs.

•
Environmental insurance recoveries and charges – During the first quarter of last year, we reached agreements with certain insurance carriers to recover costs associated with our facility in Denver, Colorado (the “Redfield” facility). As a result of these settlements, all claims among the parties were dismissed. We recorded income related to these recoveries, net of associated fees and costs, of $10.2 million ($6.2 million on an after-tax basis, or $0.15 per diluted share) in the first quarter of last year, with no corresponding recoveries during the first quarter of 2009. See Note 5 and Note 15 to the condensed consolidated financial statements for additional information related to these recoveries and our Redfield facility.

•
Headquarters consolidation – We incurred charges of $1.8 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) during the first quarter of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the first quarter of 2009. These costs included employee-related costs for severance and relocation as well as facility and other costs. See Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Following is a summary of our operating results in the first quarter of 2009 by segment and the status of our balance sheet. See Note 6 to the condensed consolidated financial statements for additional information regarding our business segments:

•
Our Famous Footwear segment’s net sales decreased 0.4% to $317.6 million in the first quarter of 2009, compared to $318.8 million in the first quarter of last year. Same-store sales decreased 4.9% during the first quarter of 2009, reflecting lower traffic levels and a lower conversion rate in our stores as a result of the weak consumer environment. An increase in store count partially offset the same-store sales decline. Operating earnings decreased to $3.0 million in the first quarter of 2009, compared to $7.6 million in the first quarter of last year, driven by lower net sales and higher retail facilities and direct selling costs related to an increase in store count. As a percent of net sales, operating earnings decreased to 1.0% in the first quarter of 2009, compared to 2.4% in the first quarter of last year.

•
Our Wholesale Operations segment’s net sales decreased 5.0% to $168.8 million in the first quarter of 2009, compared to $177.7 million in the first quarter of last year. The challenging retail environment continued to soften demand for many of our brands. Although we had strong sales growth in our Sam Edelman, Fergie/Fergalicious and Etienne Aigner divisions, this growth could not offset sales declines from our Women’s Specialty, Franco Sarto, Children’s and Specialty Athletic, Dr. Scholl’s, Via Spiga and LifeStride divisions. A higher mix of lower-margin mid-tier sales and increased markdown and allowance provisions led to a lower gross profit rate. Operating earnings decreased to $5.9 million in the first quarter of 2009, compared to $8.7 million in the first quarter of last year, as a result of lower net sales and gross profit rate, partially offset by a decline in selling and administrative expenses. As a percent of net sales, operating earnings decreased to 3.5% in the first quarter of 2009, compared to 4.9% in the first quarter of last year.

•
Our Specialty Retail segment’s net sales decreased 9.7% to $52.4 million in the first quarter of 2009, compared to $58.0 million in the first quarter of last year. In addition to experiencing a decline in sales due to changes in the Canadian dollar exchange rate, our same-store sales decreased 6.1% in our retail stores and our Shoes.com net sales declined as a result of the challenging consumer environment. We incurred an operating loss of $6.2 million in the first quarter of 2009, compared to an operating loss of $4.7 million in the first quarter of last year. The higher operating loss was primarily a result of lower net sales and a decline in the gross profit rate in our retail stores due to increased promotional activity.

Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, increased to 32.5% at May 2, 2009, compared to 21.1% at May 3, 2008, primarily due to a decline in total Brown Shoe Company, Inc. shareholders’ equity as a result of the net loss attributable to Brown Shoe Company, Inc. in 2008 and the first quarter of 2009 and our $39.0 million increase in borrowings under our revolving credit agreement. Our debt-to-capital ratio decreased from 39.5% at January 31, 2009 primarily due to the $73.5 million decline in borrowings under our revolving credit agreement. Our current ratio, the relationship of current assets to current liabilities, was 1.91 to 1 at May 2, 2009, compared to 1.69 to 1 at January 31, 2009 and 2.32 to 1 at May 3, 2008. Inventories at May 2, 2009 were $408.5 million, up from $403.6 million at the end of the first quarter last year, primarily due to an increase in our Wholesale Operations inventories as a result of the initial consolidation of Edelman Shoe, Inc. in the fourth quarter of 2008. Our Famous Footwear division also experienced a slight increase in inventories as a result of the increase in store count from May 3, 2008 to May 2, 2009, although the Famous Footwear inventories are down on a per store basis.

Recent Developments

Information Technology Initiatives
During 2008, we announced plans to implement an integrated ERP information technology system provided by third-party vendors. The ERP information technology system will replace select existing internally developed and certain other third-party applications, and is expected to support our growth strategy while streamlining and transforming day-to-day operations for our integrated business model. We anticipate the implementation will enhance our profitability and deliver increased shareholder value through improved management and execution of our business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and is expected to continue through 2011. We incurred costs of $2.6 million ($1.7 million on an after-tax basis, or $0.04 per diluted share) during the first quarter of 2009 and no costs in the first quarter of 2008. We incurred $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during the full year of 2008 related to our implementation of these initiatives.

Outlook for the Remainder of 2009
Looking ahead, we expect that the economic environment will remain difficult for the remainder of 2009. Accordingly, we expect that our retail business will experience negative same-store sales during 2009. For the full year of 2009, we are currently planning to open 55 new Famous Footwear stores, while closing 55 to 70 stores. For our wholesale business, we expect a decline in sales of our existing brands and continued decline in sales from our private label business, partially offset by growth in our new brands and channels of distribution. We believe that our brands are well positioned in the marketplace and we will continue to focus on our liquidity and capital management, balance sheet management, expense disciplines and investment in brands and other portions of our business that are expected to drive our future growth and provide the foundation for future success.

Following are the consolidated results and the results by segment for the thirteen weeks ended May 2, 2009 and May 3, 2008:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 2, 2009		May 3, 2008
($ millions)		% of Net Sales		% of Net Sales
Net sales	$538.7	100.0%	$554.5	100.0%
Cost of goods sold	330.5	61.4%	338.0	61.0%
Gross profit	208.2	38.6%	216.5	39.0%
Selling and administrative expenses	212.8	39.4%	211.2	38.1%
Restructuring and other special charges (recoveries), net	2.6	0.5%	(8.4)	(1.5)%
Equity in net loss of nonconsolidated affiliate	–	–	0.1	0.0%
Operating (loss) earnings	(7.2)	(1.3)%	13.6	2.4%
Interest expense	(5.2)	(1.0)%	(4.3)	(0.7)%
Interest income	0.1	0.0%	0.5	0.1%
(Loss) earnings before income taxes	(12.3)	(2.3)%	9.8	1.8%
Income tax benefit (provision)	5.2	1.0%	(3.0)	(0.5)%
Net (loss) earnings	$(7.1)	(1.3)%	$6.8	1.3%
Less: Net earnings (loss) attributable to noncontrolling interests	0.5	0.1%	(0.4)	(0.0)%
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(7.6)	(1.4)%	$7.2	1.3%

Net Sales
Net sales decreased $15.8 million, or 2.8%, to $538.7 million in the first quarter of 2009, compared to $554.5 million in the first quarter of last year. All segments were impacted by the challenging consumer environment. The largest decline came from our Wholesale Operations segment, which reported an $8.9 million decline, as our retail partners experienced the same business environment and sought to manage their inventories and open to buy more tightly. The net sales of our Specialty Retail segment declined by $5.6 million, due to a decline in the Canadian dollar exchange rate, a same-store sales decline of 6.1% in our retail stores and lower net sales at Shoes.com, partially offset by a higher store count. Our Famous Footwear segment reported a $1.2 million decline in net sales, reflecting a 4.9% same-store sales decrease, partially offset by a higher store count in the current period.

Gross Profit
Gross profit decreased $8.3 million, or 3.8%, to $208.2 million for the first quarter of 2009, compared to $216.5 million in the first quarter of last year as a result of lower net sales and a decline in our gross profit rate. As a percent of net sales, our gross profit decreased to 38.6% in the first quarter of 2009 from 39.0% in the first quarter of last year. The decrease in gross profit of our Wholesale Operations segment was primarily due to higher markdowns and allowances. The Wholesale Operations segment also experienced a change in sales mix from department store to lower-margin mid-tier channel. Increased promotional activity in our Specialty Retail stores also contributed to the decline in gross profit.

We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.6 million, or 0.7%, to $212.8 million for the first quarter of 2009, compared to $211.2 million in the first quarter of last year, driven primarily by an increase in retail facilities and direct selling costs due to a higher store count, partially offset by our expense and capital containment initiatives implemented during the fourth quarter of 2008. As a percent of net sales, selling and administrative expenses increased to 39.4% in the first quarter of 2009 from 38.1% in the first quarter of last year, reflecting the de-leveraging of the expense base over lower net sales volume.

Restructuring and Other Special Charges (Recoveries), Net
We recorded restructuring and other special charges, net of $2.6 million for the first quarter of 2009, compared to restructuring and other special recoveries, net of $8.4 million in the first quarter of last year as a result of several factors, as follows (see Note 5 to the condensed consolidated financial statements for additional information related to these charges and recoveries):

•
Information technology initiatives – We incurred costs of $2.6 million during the first quarter of 2009, related to our integrated ERP information technology system, with no corresponding costs during the first quarter of last year.

•
Environmental insurance recoveries and charges – During the first quarter of last year, we recorded income related to environmental insurance recoveries, net of associated fees and costs, of $10.2 million, with no corresponding recoveries during the first quarter of 2009.

•
Headquarters consolidation – We incurred charges of $1.8 million during the first quarter of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the first quarter of 2009.

Equity in Net Loss of Nonconsolidated Affiliate
Since the time of our initial investment in Edelman Shoe, Inc. (“Edelman Shoe”) during 2007, we recorded our portion of Edelman Shoe’s operating results into our financial statements based upon the equity method of accounting, as equity in net loss of nonconsolidated affiliate. We continued to record the results of Edelman Shoe using the equity method until November 3, 2008, when we purchased additional shares of Edelman Shoe. Since that date, the results of Edelman Shoe are fully consolidated into our financial statements, with any net earnings or loss related to the noncontrolling interests reflected in the line titled Less: Net earnings (loss) attributable to noncontrolling interests on our condensed consolidated statement of earnings.

Operating (Loss) Earnings
We reported an operating loss of $7.2 million in the first quarter of 2009, compared to operating earnings of $13.6 million during the first quarter of last year due primarily to the decline in net sales, a lower gross profit rate and an increase in selling and administrative expenses, as described above. In addition, we incurred restructuring and other special charges, net of $2.6 million during the first quarter of 2009, compared to restructuring and other special recoveries, net of $8.4 million during the first quarter of last year.

Interest Expense
Interest expense increased $0.9 million to $5.2 million in the first quarter of 2009, compared to $4.3 million in the first quarter of last year, reflecting higher average borrowings under our revolving credit agreement.

Income Tax Benefit (Provision)
Our consolidated effective tax rate was 42.4% in the first quarter of 2009, compared to 30.4% in the first quarter of last year. During the first quarter of 2009, we incurred a pre-tax loss in our domestic operations, which are generally subject to a combined tax rate of 35% to 39%. However, we recorded pre-tax earnings in foreign jurisdictions, which generally have lower tax rates. The mix of a domestic loss and foreign earnings resulted in an overall effective tax benefit rate of 42.4% in the first quarter of 2009.

Net (Loss) Earnings Attributable to Brown Shoe Company, Inc.
We reported a net loss attributable to Brown Shoe Company, Inc. of $7.6 million during the first quarter of 2009, compared to net earnings attributable to Brown Shoe Company, Inc. of $7.2 million during the first quarter of last year as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 2, 2009		May 3, 2008
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$317.6	100.0%	$318.8	100.0%
Cost of goods sold	181.1	57.0%	181.8	57.0%
Gross profit	136.5	43.0%	137.0	43.0%
Selling and administrative expenses	133.5	42.0%	129.4	40.6%
Operating earnings	$3.0	1.0%	$7.6	2.4%

Key Metrics
Same-store sales % change	(4.9)%		(7.3)%
Same-store sales $ change	$(15.4)		$(23.0)
Sales change from new and closed stores, net	$14.2		$16.5

Sales per square foot, excluding e-commerce	$39		$42
Square footage (thousand sq. ft.)	8,096		7,642

Stores opened	39		37
Stores closed	11		11
Ending stores	1,166		1,100

Net Sales
Net sales decreased $1.2 million, or 0.4%, to $317.6 million in the first quarter of 2009, compared to $318.8 million in the first quarter of last year. Same-store sales decreased 4.9% during the first quarter of 2009, reflecting lower traffic levels and a lower conversion rate in our stores as a result of the weak consumer environment. A higher store count partially offset the same-store sales decline. During the first quarter of 2009, we opened 39 new stores and closed 11 stores, resulting in 1,166 stores and total square footage of 8.1 million at the end of the first quarter of 2009 compared to 1,100 stores and total square footage of 7.6 million at the end of the first quarter of last year. As a result of the same-store sales decline and lower sales per square foot in our newer stores compared to our mature stores, sales per square foot decreased 6.3% to $39, compared to $42 in the first quarter last year. Our customer loyalty program, Rewards, continues to gain momentum, as approximately 63% of our net sales were made to our Rewards members in the first quarter of 2009, compared to 58% in the first quarter of last year.

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

Gross Profit
Gross profit decreased $0.5 million, or 0.4%, to $136.5 million in the first quarter of 2009, compared to $137.0 million in the first quarter of last year. The decrease primarily reflects the decline in net sales. As a percent of net sales, our gross profit was 43.0% in the first quarter of 2009, consistent with the first quarter of last year.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.1 million, or 3.1%, to $133.5 million for the first quarter of 2009, compared to $129.4 million in the first quarter of last year. The increase was primarily attributable to the higher store count, which led to higher retail facilities and direct selling costs as well as an increase in impairment charges related to underperforming retail stores. These increases were partially offset by a decline in various expenses as a result of our expense and capital containment initiatives. As a percent of net sales, selling and administrative expenses have increased to 42.0% in the first quarter of 2009, compared to 40.6% in the first quarter of last year, reflecting the above named factors and the de-leveraging of our expense base over lower net sales volume.

Operating Earnings
Operating earnings decreased $4.6 million, or 60.0%, to $3.0 million for the first quarter of 2009, compared to $7.6 million for the first quarter of last year. Lower net sales and higher retail facilities and direct selling expenses resulted in a decline in operating earnings. As a percent of net sales, operating earnings declined to 1.0% in the first quarter of 2009, compared to 2.4% in the first quarter of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended
	May 2, 2009		May 3, 2008
($ millions)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$168.8	100.0%	$177.7	100.0%
Cost of goods sold	119.4	70.7%	123.6	69.5%
Gross profit	49.4	29.3%	54.1	30.5%
Selling and administrative expenses	43.4	25.8%	45.3	25.5%
Restructuring and other special charges, net	0.1	0.0%	–	–
Equity in net loss of nonconsolidated affiliate	–	–	0.1	0.1%
Operating earnings	$5.9	3.5%	$8.7	4.9%

Key Metrics
Unfilled order position at end of period	$227.4		$315.8

Net Sales
Net sales decreased $8.9 million, or 5.0%, to $168.8 million in the first quarter of 2009, compared to $177.7 million in the first quarter of last year. The challenging retail environment softened demand for many of our brands as our retail partners sought to manage their inventories and open to buy more tightly. We experienced sales declines from many of our brands, including primarily our Women’s Specialty (composed of private brands and private label business), Franco Sarto, Children’s and Specialty Athletic, Dr. Scholl’s, Via Spiga and LifeStride divisions. These declines were partially offset by sales growth in our Sam Edelman (first consolidated in the fourth quarter of 2008), Fergie/Fergalicious and Etienne Aigner divisions. By channel of distribution, we experienced sales declines from mass merchandisers and department stores, partially offset by an increase in sales to independent and mid-tier.

Gross Profit
Gross profit decreased $4.7 million, or 8.6%, to $49.4 million in the first quarter of 2009, compared to $54.1 million in the first quarter of last year due to a decline in net sales and gross profit rate. As a percent of net sales, our gross profit decreased to 29.3% in the first quarter of 2009 from 30.5% in the first quarter of last year. The segment experienced a lower gross profit rate as a result of higher markdowns and allowances. The segment also experienced a change in sales mix from department store to the lower-margin mid-tier channel.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.9 million, or 4.1%, to $43.4 million for the first quarter of 2009, compared to $45.3 million in the first quarter of last year, due primarily to a decline in general and administrative expenses as a result of a decrease in salaries and benefits resulting from our expense and capital containment initiatives as well as a decline in our sourcing costs. As a percent of net sales, selling and administrative expenses increased to 25.8% in the first quarter of 2009, compared to 25.5% in the first quarter of last year, reflecting the de-leveraging of our expense base over lower net sales volume.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $0.1 million during the first quarter of 2009, related to our integrated ERP information technology system that will replace select existing internally developed and certain other third-party applications, with no corresponding charges during the first quarter of last year.

Equity in Net Loss of Nonconsolidated Affiliate
Since the time of our initial investment in Edelman Shoe during 2007, we recorded our portion of Edelman Shoe’s operating results into our financial statements based upon the equity method of accounting, as equity in net loss of nonconsolidated affiliate. We continued to record the results of Edelman Shoe using the equity method until November 3, 2008, when we purchased additional shares of Edelman Shoe. Since that date, the results of Edelman Shoe are fully consolidated into our financial statements, with any net earnings or loss related to the noncontrolling interests reflected in the line titled Less: Net earnings (loss) attributable to noncontrolling interests on our condensed consolidated statement of earnings.

Operating Earnings
Operating earnings decreased $2.8 million, or 32.0%, to $5.9 million for the first quarter of 2009, compared to $8.7 million in the first quarter of last year, reflecting lower net sales and a lower gross profit rate, partially offset by lower selling and administrative expenses. As a percent of net sales, operating earnings declined to 3.5% in the first quarter of 2009, compared to 4.9% in the same period last year, reflecting the above factors.

SPECIALTY RETAIL

	Thirteen Weeks Ended
	May 2, 2009		May 3, 2008
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$52.4	100.0%	$58.0	100.0%
Cost of goods sold	30.1	57.5%	32.7	56.3%
Gross profit	22.3	42.5%	25.3	43.7%
Selling and administrative expenses	28.5	54.4%	30.0	51.7%
Operating loss	$(6.2)	(11.9)%	$(4.7)	(8.0)%

Key Metrics
Same-store sales % change	(6.1)%		(5.8)%
Same-store sales $ change	$(2.2)		$(2.4)
Sales change from new and closed stores, net	$0.9		$(0.7)
Impact of changes in Canadian exchange rate on sales	$(2.9)		$2.0
Sales change of e-commerce subsidiary	$(1.4)		$(1.2)

Sales per square foot, excluding e-commerce	$69		$82
Square footage (thousand sq. ft.)	483		470

Stores opened	1		8
Stores closed	8		1
Ending stores	299		291

Net Sales
Net sales decreased $5.6 million, or 9.7%, to $52.4 million in the first quarter of 2009, compared to $58.0 million in the first quarter of last year. A decline in the Canadian dollar exchange rate, a same-store sales decline of 6.1% in our retail stores and lower net sales at Shoes.com, partially offset by a higher store count, led to an overall decrease in our level of net sales. The net sales of Shoes.com decreased $1.4 million, or 8.3%, to $15.0 million in the first quarter of 2009, compared to $16.4 million in the first quarter of last year, reflecting the challenging consumer environment. We opened one new store and closed eight (including three Naturalizer stores in China) during the first quarter of 2009, resulting in a total of 299 stores (including 16 Naturalizer stores in China) and total square footage of 483,000 at the end of the first quarter of 2009, compared to 291 stores (including 11 Naturalizer stores in China) and total square footage of 470,000 at the end of the first quarter of last year. As a result of changes in the Canadian dollar exchange rate and same-store sales declines, sales per square foot decreased 16.1% to $69, compared to $82 at the end of the first quarter last year.

Gross Profit
Gross profit decreased $3.0 million, or 12.1%, to $22.3 million in the first quarter of 2009, compared to $25.3 million in the first quarter of last year, reflecting lower net sales and gross profit rate. As a percent of net sales, our gross profit decreased to 42.5% in the first quarter of 2009 from 43.7% in the first quarter of last year. The decrease in our overall rate was primarily due to increased promotional activity in our retail stores to drive sales and clear inventory.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.5 million, or 5.0%, to $28.5 million for the first quarter of 2009, compared to $30.0 million in the first quarter of last year due primarily to declines in various expenses as a result of lower net sales and our expense and capital containment initiatives. As a percent of net sales, selling and administrative expenses increased to 54.4% in the first quarter of 2009 from 51.7% in the first quarter of last year, reflecting de-leveraging of the expense base over lower net sales volume.

Operating Loss
Specialty Retail reported an operating loss of $6.2 million in the first quarter of 2009, compared to an operating loss of $4.7 million in the first quarter of last year, due primarily to lower net sales and a decline in the gross profit rate.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $9.9 million in the first quarter of 2009, compared to income of $1.9 million in the first quarter of last year. There were several factors impacting the $11.8 million variance, as follows:

•
Information technology initiatives – We incurred costs of $2.5 million during the first quarter of 2009, related to our integrated ERP information technology system, with no corresponding costs during the first quarter of last year.

•
Environmental insurance recoveries and charges – During the first quarter of last year, we recorded income related to environmental insurance recoveries, net of associated fees and costs, of $10.2 million, with no corresponding recoveries during the first quarter of 2009.

•
Headquarters consolidation – We incurred charges of $1.8 million during the first quarter of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	May 2, 2009	May 3, 2008	Increase/ (Decrease)
Borrowings under revolving credit agreement	$39.0	$–	$39.0
Senior notes	150.0	150.0	–
Total debt	$189.0	$150.0	$39.0

Total debt obligations increased $39.0 million to $189.0 million at May 2, 2009, compared to $150.0 million at May 3, 2008, due to higher borrowings under our revolving credit agreement. Interest expense in the first quarter of 2009 increased $0.9 million to $5.2 million, compared to $4.3 million in the first quarter of last year due to higher average borrowings under our revolving credit agreement.

Credit Agreement
On January 21, 2009, Brown Shoe Company, Inc. and certain of our subsidiaries (the “Loan Parties”) entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement matures on January 21, 2014. The Credit Agreement provides for revolving credit in an aggregate amount of up to $380.0 million, subject to the calculated borrowing base restrictions. Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base, which is based on stated percentages of the sum of eligible receivables and inventories, as defined, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first priority security interest in receivables, inventories and certain other collateral.

Interest on borrowings is at variable rates based on the London Inter-Bank Offer Rate (“LIBOR”) or the prime rate, as defined in the Credit Agreement. The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance as of May 2, 2009.

At May 2, 2009, we had $39.0 million in borrowings outstanding and $10.6 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $299.7 million at the end of the first quarter of 2009.

We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs, capital expenditure plans and provide liquidity for potential acquisitions for the foreseeable future.

Senior Notes
In April 2005, we issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 2, 2009, we were in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	May 2, 2009	May 3, 2008	Increase/ (Decrease)

Net cash provided by operating activities	$49.4	$36.3	$13.1
Net cash used for investing activities	(13.3)	(14.6)	1.3
Net cash used for financing activities	(76.6)	(17.7)	(58.9)
Effect of exchange rate changes on cash	(0.3)	(0.6)	0.3
(Decrease) increase in cash and cash equivalents	$(40.8)	$3.4	$(44.2)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was higher by $13.1 million, reflecting several factors:
•	A larger decrease in our inventory balance as we aggressively managed inventory;
•	A smaller decrease in trade accounts payable due to the timing and amount of purchases and payments to vendors; and
•	A smaller increase in our prepaid and other current assets balance due to an income tax refund received during the first quarter of 2009.
Partially offset by,
•	A smaller decrease in our receivables balance due to the timing of receipts and a decline in sales;
•
A decrease in the first quarter of 2009 in accrued expenses primarily due to accrued expense settlements related to our expense and capital containment plan and the relocation of the Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri, compared to a slight increase last year; and

•	Lower net earnings.

Cash used for investing activities was lower by $1.3 million as a result of lower purchases of property and equipment primarily related to our remodeled and new stores over the first quarter of last year. The decline was partially offset by higher capitalization of software primarily related to our information technology initiatives during the first quarter of 2009. At our retail divisions, we opened 40 stores during the first quarter of 2009 compared to 45 in the first quarter of 2008. In 2009, we expect purchases of property and equipment and capitalized software of approximately $55 million to $60 million, primarily related to our information technology initiatives, logistics network, new stores and remodels and general infrastructure.

Cash used for financing activities was higher by $58.9 million primarily due to higher payments on borrowings under our revolving credit agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 2, 2009	May 3, 2008	January 31, 2009

Working capital ($ millions)	$ 271.0	$ 333.5	$ 279.3

Current ratio	1.91:1	2.32:1	1.69:1

Total debt as a percentage of total capitalization	32.5%	21.1%	39.5%

Working capital at May 2, 2009, was $271.0 million, which was $8.3 million lower than at January 31, 2009 and $62.5 million lower than at May 3, 2008. Our current ratio, the relationship of current assets to current liabilities, increased to 1.91 to 1 compared to 1.69 to 1 at January 31, 2009 and decreased from 2.32 to 1 at May 3, 2008. The decrease compared to May 3, 2008 was primarily attributable to higher borrowings under our revolving credit agreement and a decline in our cash and cash equivalents. The increase compared to January 31, 2009 was primarily attributable to a decline in our borrowings under our revolving credit agreement. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, was 32.5% as of May 2, 2009, compared to 39.5% as of January 31, 2009 and 21.1% as of May 3, 2008. The decline from January 31, 2009 primarily reflected a decline in borrowings under our revolving credit agreement. The increase from May 3, 2008 was due to a decline in total Brown Shoe Company, Inc. shareholders’ equity as a result of our net loss attributable to Brown Shoe Company, Inc. in 2008 and the first quarter of 2009 and an increase in borrowings under our revolving credit agreement. At May 2, 2009, we had $46.1 million of cash and cash equivalents, most of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. As a result of recently issued IRS guidelines expanding the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company is able to more fully utilize the cash and cash equivalents of its foreign subsidiaries than in the past, better managing the liquidity needs of the consolidated company and minimizing interest expense on a consolidated basis.

As described in Note 5 to the condensed consolidated financial statements, we announced plans during 2008 to implement an integrated ERP information technology system, relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri and complete objectives related to our expense and capital containment initiatives. We also announced plans to occupy a new west coast distribution center for our retail operations. We have completed a number of the initiatives identified under these plans and have several yet to complete. We believe we have adequate liquidity and cash flow to complete these remaining projects.

We paid dividends of $0.07 per share in both the first quarter of 2009 and the first quarter of 2008. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors, however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At May 2, 2009, we were contingently liable for remaining lease commitments of approximately $2.2 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current owners would have to default.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, long-term debt, interest on long-term debt, minimum license commitments, borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations related to our restructuring and expense and capital containment initiatives. There have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 31, 2009, other than the reduction of our obligations related to restructuring and expense and capital containment initiatives as a result of settlements during the first quarter of 2009 as disclosed in Note 5 and those which occur in the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings/payments under our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year, except for the adoption of FSP No. 157-2, SFAS No. 160, SFAS No. 161 and FSP EITF No. 03-6-1 during the first quarter of 2009, as more fully described in Note 2 to the condensed consolidated financial statements.  For further information, see Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include (i) the timing and uncertainty of activities and costs related to the Company’s information technology initiatives, including software implementation and business transformation; (ii) potential disruption to the Company’s business and operations as it implements its information technology initiatives; (iii) the Company’s ability to utilize its new information technology system to successfully execute its growth strategy; (iv) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (v) intense competition within the footwear industry; (vi) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; (vii) rapidly changing fashion trends and purchasing patterns; (viii) customer concentration and increased consolidation in the retail industry; (ix) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (x) the Company's ability to attract and retain licensors and protect its intellectual property; (xi) the Company's ability to secure/exit leases on favorable terms; (xii) the Company's ability to maintain relationships with current suppliers; and (xiii) the Company’s ability to successfully execute its international growth strategy. The Company’s reports to the Securities and Exchange Commission (the “Commission”) contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, which information is incorporated by reference herein. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended January 31, 2009.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 2, 2009, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the quarter ended May 2, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 15 to the condensed consolidated financial statements and incorporated by reference herein.

ITEM 1A	RISK FACTORS

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2009.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2009:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

February 1, 2009 – February 28, 2009	221	(2)	$4.50	(2)	–	2,500,000

March 1, 2009 – April 4, 2009	28,098	(2)	$2.68	(2)	–	2,500,000

April 5, 2009 – May 2, 2009	–		–		–	2,500,000

Total	28,319	(2)	$2.70	(2)	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased during the first quarter of 2009; therefore, there were 2.5 million shares authorized to be purchased under the program as of May 2, 2009. Our repurchases of common stock are limited under our debt agreements.

(2)
Includes 19,000 shares purchased by affiliated purchasers in open market transactions. Also includes 9,319 shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 28, 2009, two proposals described in the Notice of Annual Meeting of Shareholders dated April 14, 2009, were voted upon.

1.
The shareholders elected four directors, Mario L. Baeza, Carla C. Hendra, Michael F. Neidorff and Harold B. Wright, each for a term of three years, and two directors, Joseph L. Bower and Julie C. Esrey, for a term of two years. The voting for each director was as follows:

Directors	For	Withheld
Mario L. Baeza	34,635,347	1,492,365
Carla C. Hendra	30,141,074	5,986,638
Michael F. Neidorff	31,033,187	5,094,525
Harold B. Wright	34,698,542	1,429,170
Joseph L. Bower	30,371,640	5,756,072
Julie C. Esrey	30,795,251	5,332,461

The following directors have terms of office that continue after the meeting: Ronald A. Fromm, Steven W. Korn, Patricia G. McGinnis, Ward M. Klein, W. Patrick McGinnis, Diane M. Sullivan and Hal J. Upbin.

2.	The shareholders ratified the appointment of our independent registered public accountants, Ernst & Young LLP. The voting was as follows:

For	Against	Abstaining
35,688,447	427,625	11,638

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of the Company incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007 and filed June 5, 2007.

3.2		Bylaws of the Company as amended through October 2, 2008, incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K dated October 8, 2008 and filed October 8, 2008.
10.1	*
Summary of compensatory arrangements for the named executive officers of Brown Shoe Company, Inc., incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K dated March 4, 2009 and filed March 10, 2009.

10.2	*
Amendment to Performance Unit Award Agreement (for 2008-2010 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference from Exhibit 10.4 to the Company’s Form 8-K dated March 4, 2009 and filed March 10, 2009.

10.3	*
Amendment to Performance Share Award Agreement (for 2007-2009 performance period) under the Brown Shoe Company, Inc.  Incentive and Stock Compensation Plan of 2002, incorporated herein by reference from Exhibit 10.6 to the Company’s Form 8-K dated March 4, 2009 and filed March 10, 2009.

10.4	*
Form of Performance Award Agreement (for grants commencing March 2009) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K dated March 23, 2009 and filed March 27, 2009.

31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan arrangements.
† Denotes exhibit is filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: June 9, 2009	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer