Form 10-Q
period 2009-08-01
BROWN SHOE CO INC
filed 2009-09-09
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 1, 2009

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐     No ☑

As of August 29, 2009, 42,863,292 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	August 1, 2009	August 2, 2008	January 31, 2009
Assets
Current assets
Cash and cash equivalents	$37,274	$64,420	$86,900
Receivables	72,156	108,911	84,252
Inventories	526,808	502,856	466,002
Prepaid expenses and other current assets	41,877	22,671	44,289
Total current assets	678,115	698,858	681,443

Other assets	110,540	103,769	103,137
Investment in nonconsolidated affiliate	–	6,274	–
Goodwill and intangible assets, net	80,613	213,732	84,000

Property and equipment	423,704	408,361	416,635
Allowance for depreciation	(268,154)	(259,604)	(259,184)
Net property and equipment	155,550	148,757	157,451
Total assets	$1,024,818	$1,171,390	$1,026,031

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$47,500	$–	$112,500
Trade accounts payable	233,791	241,958	152,339
Accrued expenses	133,652	133,667	137,307
Total current liabilities	414,943	375,625	402,146

Other liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	42,049	41,547	41,714
Other liabilities	29,570	43,177	29,957
Total other liabilities	221,619	234,724	221,671

Equity
Common stock	428	423	423
Additional paid-in capital	149,530	144,009	147,702
Accumulated other comprehensive (loss) income	(4,279)	14,536	(5,781)
Retained earnings	233,904	400,359	251,760
Total Brown Shoe Company, Inc. shareholders’ equity	379,583	559,327	394,104
Noncontrolling interests	8,673	1,714	8,110
Total equity	388,256	561,041	402,214
Total liabilities and equity	$1,024,818	$1,171,390	$1,026,031
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$511,621	$569,219	$1,050,361	$1,123,710
Cost of goods sold	307,981	345,722	638,557	683,751
Gross profit	203,640	223,497	411,804	439,959
Selling and administrative expenses	206,620	207,963	419,337	419,138
Restructuring and other special charges, net	1,998	10,134	4,612	1,747
Equity in net loss of nonconsolidated affiliate	–	253	–	367
Operating (loss) earnings	(4,978)	5,147	(12,145)	18,707
Interest expense	(4,914)	(3,965)	(10,163)	(8,261)
Interest income	145	504	288	1,042
(Loss) earnings before income taxes	(9,747)	1,686	(22,020)	11,488
Income tax benefit (provision)	5,531	369	10,733	(2,611)
Net (loss) earnings	$(4,216)	$2,055	$(11,287)	$8,877
Less: Net earnings (loss) attributable to noncontrolling interests	29	(162)	561	(535)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(4,245)	$2,217	$(11,848)	$9,412

Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc.shareholders	$(0.10)	$0.05	$(0.28)	$0.22

Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.10)	$0.05	$(0.28)	$0.22

Dividends per common share	$0.07	$0.07	$0.14	$0.14
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	August 1, 2009	August 2, 2008

Operating Activities
Net (loss) earnings	$(11,287)	$8,877
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	18,204	19,895
Amortization of capitalized software	3,993	4,003
Amortization of intangibles	3,387	3,422
Amortization of debt issuance costs	1,098	740
Share-based compensation expense (income)	1,944	(360)
Loss on disposal of facilities and equipment	293	219
Impairment charges for facilities and equipment	2,094	819
Deferred rent	335	132
Provision for doubtful accounts	477	414
Foreign currency transaction (gains) losses	(61)	8
Undistributed loss of nonconsolidated affiliate	–	367
Changes in operating assets and liabilities:
Receivables	11,643	7,536
Inventories	(59,120)	(67,683)
Prepaid expenses and other current assets	2,755	1,941
Trade accounts payable	81,073	69,125
Accrued expenses	(4,004)	18,097
Other, net	(3,113)	(3,644)
Net cash provided by operating activities	49,711	63,908

Investing Activities
Purchases of property and equipment	(17,911)	(27,825)
Capitalized software	(10,916)	(10,000)
Net cash used for investing activities	(28,827)	(37,825)

Financing Activities
Borrowings under revolving credit agreement	394,900	177,000
Repayments under revolving credit agreement	(459,900)	(192,000)
Proceeds from stock options exercised	–	244
Tax impact of share-based plans	(89)	87
Dividends paid	(6,006)	(5,927)
Net cash used for financing activities	(71,095)	(20,596)
Effect of exchange rate changes on cash	585	(868)
(Decrease) increase in cash and cash equivalents	(49,626)	4,619
Cash and cash equivalents at beginning of period	86,900	59,801
Cash and cash equivalents at end of period	$37,274	$64,420
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

The Company evaluated the effects of all subsequent events from the end of the second quarter of 2009 through September 9, 2009, the date the Company filed its condensed consolidated financial statements with the SEC.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2009.

Note 2	Impact of New and Prospective Accounting Pronouncements

New Accounting Pronouncements
FASB Statement No. 157, Fair Value Measurement
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157, as amended, for financial assets and financial liabilities at the beginning of 2008. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities at the beginning of 2009. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities did not have a material impact on the Company’s condensed consolidated financial statements, although additional disclosures related to fair value measurements are required. See Note 12 to the condensed consolidated financial statements for additional information related to fair value measurements.

FASB Statement No. 141(R), Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (“SFAS No. 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. SFAS No. 141(R) is effective for business combinations made by the Company beginning in 2009.

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

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued Staff Position FAS No. 107-1 and Accounting Principles Bulletin (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB No. 28-1”), to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP No. 107-1 and APB No. 28-1 is expected to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. FSP No. 107-1 and APB No. 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP No. 107-1 and APB No. 28-1 during the second quarter of 2009. See Note 12 to the condensed consolidated financial statements for additional information related to the fair value of the Company’s financial instruments.

FASB Statement No. 165, Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009. See Note 1 to the condensed consolidated financial statements for the related subsequent events disclosure.

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

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), and changes the consolidation guidance applicable to a variable interest entity (“VIE”). SFAS No. 167 also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. Accordingly, the Company will adopt SFAS No. 167 in 2010. The Company is currently evaluating the effects, if any, that the adoption of this standard will have on its consolidated financial statements.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to allow the FASB Accounting Standards Codification to become the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 will be effective for the Company’s third quarter of 2009 and is not anticipated to have a material effect on the Company’s condensed consolidated financial statements.

Note 3	Earnings Per Share

As discussed in Note 2, the Company adopted FSP EITF 03-6-1 and began using the two-class method to compute basic and diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended August 1, 2009 and August 2, 2008:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

NUMERATOR
Net (loss) earnings attributable to Brown Shoe Company, Inc. before allocation of earnings to participating securities	$(4,245)	$2,217	$(11,848)	$9,412
Less: Earnings allocated to participating securities	–	(41)	–	(169)
Net (loss) earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$(4,245)	$2,176	$(11,848)	$9,243

DENOMINATOR
Denominator for basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,583	41,538	41,574	41,500
Dilutive effect of stock options	–	32	–	25
Denominator for diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,583	41,570	41,574	41,525

Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.10)	$0.05	$(0.28)	$0.22

Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.10)	$0.05	$(0.28)	$0.22

Due to the net loss attributable to Brown Shoe Company, Inc. for the thirteen weeks and twenty-six weeks ended August 1, 2009, the denominator for diluted loss per common share attributable to Brown Shoe Company, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Brown Shoe Company, Inc. shareholders.  Options to purchase 980,689 shares of common stock for the thirteen weeks and 975,064 shares for the twenty-six weeks ended August 2, 2008 were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 4	Comprehensive Income and Changes in Equity

Comprehensive (loss) income includes changes in equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net (loss) earnings to comprehensive (loss) income for the periods ended August 1, 2009 and August 2, 2008:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net (loss) earnings	$(4,216)	$2,055	$(11,287)	$8,877

Other comprehensive (loss) income (“OCI”), net of tax:
Foreign currency translation adjustment	2,767	(265)	2,661	(1,243)
Unrealized (losses) gains on derivative instruments, net of tax of $484 and $47 in the thirteen weeks and $515 and $250 in the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively	(1,112)	72	(1,277)	446
Net gain from derivatives reclassified into earnings, net of tax of $71 and $19 in the thirteen weeks and $68 and $55 in the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively	142	(37)	120	(103)
	1,797	(230)	1,504	(900)
Comprehensive (loss) income	$(2,419)	$1,825	$(9,783)	$7,977
Less: Comprehensive income (loss) attributable to noncontrolling interests	31	–	563	(373)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(2,450)	$1,825	$(10,346)	$8,350

The following table sets forth the balance in accumulated other comprehensive (loss) income for the Company at August 1, 2009, August 2, 2008 and January 31, 2009:

($ thousands)	August 1, 2009	August 2, 2008	January 31, 2009
Foreign currency translation gains	$3,379	$9,859	$720
Unrealized (losses) gains on derivative instruments	(889)	213	268
Pension and other postretirement benefits	(6,769)	4,464	(6,769)
Accumulated other comprehensive (loss) income	$(4,279)	$14,536	$(5,781)

See additional information related to derivative instruments in Note 2, Note 11 and Note 12 and additional information related to pension and other postretirement benefits in Note 9.

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the twenty-six weeks ended August 1, 2009 and August 2, 2008:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2009	$394,104	$8,110	$402,214
Comprehensive (loss) income	(10,346)	563	(9,783)
Dividends paid	(6,006)	–	(6,006)
Stock issued under employee benefit and restricted stock plans	(24)	–	(24)
Tax impact of share-based plans	(89)	–	(89)
Share-based compensation expense	1,944	–	1,944
Equity at August 1, 2009	$379,583	$8,673	$388,256

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 2, 2008	$558,577	$2,087	$560,664
Comprehensive (loss) income	8,350	(373)	7,977
Dividends paid	(5,927)	–	(5,927)
Stock issued under employee benefit and restricted stock plans	(1,400)	–	(1,400)
Tax impact of share-based plans	87	–	87
Share-based compensation income	(360)	–	(360)
Equity at August 2, 2008	$559,327	$1,714	$561,041

Note 5	Restructuring and Other Special Charges, Net

Information Technology Initiatives
During 2008, the Company announced plans to implement an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. The ERP information technology system will replace select existing internally developed and certain other third-party applications, and is expected to support the Company’s business model. The Company anticipates the implementation will enhance its profitability and deliver increased shareholder value through improved management and execution of its business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and is expected to continue through 2011. The Company incurred expenses of $2.0 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) and $4.6 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) during the thirteen weeks and twenty-six weeks ended August 1, 2009, respectively, as a component of restructuring and other special charges, net related to these initiatives. Of the $2.0 million in expenses recorded during the thirteen weeks ended August 1, 2009, $1.9 million was recorded in the Other segment and $0.1 million was recorded in the Wholesale Operations segment. During both the thirteen weeks and twenty-six weeks ended August 2, 2008 the Company incurred expenses of $0.5 million ($0.3 million on an after-tax basis, or $0.01 per diluted share). The Company incurred expenses of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during the full year of 2008. The expenses recorded during the twenty-six weeks ended August 1, 2009 and for the full year of 2008 were reflected within the Other segment.

Expense and Capital Containment Initiatives
During 2008, the Company announced expense and capital containment initiatives in an effort to proactively position itself for continued challenges in the retail environment. These initiatives included a voluntary separation program, changes in compensation structure, further rationalization of operating expenses and the closing of certain functions at its Fredericktown, Missouri distribution center. The Company incurred no charges during the thirteen weeks or twenty-six weeks ended August 1, 2009, but incurred charges of $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share) during the fourth quarter of 2008. These costs included employee-related costs for severance, including health care benefits and enhanced pension benefits, as well as facility and other costs.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility	Other	Total
Original charges and reserve balance	$24.7	$6.0	$0.2	$30.9
Amounts settled in 2008	(5.3)	(2.7)	–	(8.0)
Reserve balance at January 31, 2009	$19.4	$3.3	$0.2	$22.9
Amounts settled in first quarter 2009	(3.7)	(1.3)	(0.1)	(5.1)
Reserve balance at May 2, 2009	$15.7	$2.0	$0.1	$17.8
Amounts settled in second quarter 2009	(4.0)	(0.3)	0.3	(4.0)
Reserve balance at August 1, 2009	$11.7	$1.7	$0.4	$13.8

Of the $30.9 million in costs recorded during 2008, $14.4 million was recorded in the Wholesale Operations segment, $12.1 million was recorded in the Other segment, $3.8 million was recorded in the Famous Footwear segment and $0.6 million was recorded in the Specialty Retail segment. All of the costs recorded during 2008 were reflected as a component of restructuring and other special charges, net. A tax benefit of $11.8 million associated with the costs was recorded during 2008. The write-off of assets of $0.5 million, included in facility costs, was a noncash item.

Headquarters Consolidation
During 2008, the Company announced plans to relocate its Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. The relocation of the division was intended to foster collaboration, increase the Company’s speed to market and strengthen its connection with consumers. The Company incurred no charges during the thirteen weeks or twenty-six weeks ended August 1, 2009, but incurred charges of $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share) during 2008. These costs included employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. All of the costs recorded during 2008 were reflected within the Other segment as a component of restructuring and other special charges, net. During 2008, a tax benefit of $11.6 million associated with the costs was recorded. The write-off of assets during 2008 of $3.4 million, included in facility costs, was a noncash item.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Facility	Other	Total
Original charges and reserve balance	$6.6	$8.3	$4.6	$9.2	$1.1	$29.8
Amounts settled in 2008	(4.7)	(6.2)	(4.3)	(3.6)	(1.0)	(19.8)
Reserve balance at January 31, 2009	$1.9	$2.1	$0.3	$5.6	$0.1	$10.0
Amounts settled in first quarter 2009	(1.5)	(0.6)	–	(0.3)	(0.1)	(2.5)
Reserve balance at May 2, 2009	$0.4	$1.5	$0.3	$5.3	$–	$7.5
Amounts settled in second quarter 2009	(0.3)	(0.6)	(0.2)	(0.8)	–	(1.9)
Reserve balance at August 1, 2009	$0.1	$0.9	$0.1	$4.5	$–	$5.6

During the thirteen weeks ended August 2, 2008, the Company incurred charges of $9.7 million ($5.9 million on an after-tax basis, or $0.14 per diluted share) related to the plan: $3.6 million for employee severance, $2.2 million for employee recruiting, $1.9 million for employee relocation, $1.4 million for facility and $0.6 million for other costs. A tax benefit of $3.8 million associated with the costs was recorded during the thirteen weeks ended August 2, 2008.

During the twenty-six weeks ended August 2, 2008, the Company incurred charges of $11.4 million ($7.0 million on an after-tax basis, or $0.17 per diluted share) related to the plan: $4.7 million for employee severance, $2.2 million for employee recruiting, $2.2 million for employee relocation, $1.6 million for facility and $0.8 million for other costs. A tax benefit of $4.4 million associated with the costs was recorded during the twenty-six weeks ended August 2, 2008.

Environmental Insurance Recoveries, Net
During the first quarter of 2008, the Company reached agreements with certain insurance carriers to recover environmental remediation costs associated with its facility in Denver, Colorado (the “Redfield” facility). As a result of these settlements, all claims among the parties were dismissed. The Company recorded income within its Other segment related to these recoveries, net of associated fees and costs, of $10.2 million ($6.2 million on an after-tax basis, or $0.15 per diluted share) as a component of restructuring and other special charges, net. See Note 15 to the condensed consolidated financial statements for additional information related to these recoveries.

Note 6	Business Segment Information

Applicable business segment information is as follows for the periods ended August 1, 2009 and August 2, 2008:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended August 1, 2009

External sales	$314,144	$142,027	$55,450	$–	$511,621
Intersegment sales	471	52,462	–	–	52,933
Operating (loss) earnings	(846)	7,882	(4,301)	(7,713)	(4,978)
Operating segment assets	527,013	293,005	75,703	129,097	1,024,818

Thirteen Weeks Ended August 2, 2008

External sales	$326,164	$180,069	$62,986	$–	$569,219
Intersegment sales	465	38,514	–	–	38,979
Operating earnings (loss)	11,254	11,588	(3,138)	(14,557)	5,147
Operating segment assets	488,074	446,874	85,782	150,660	1,171,390

Twenty-six Weeks Ended August 1, 2009

External sales	$631,707	$310,851	$107,803	$–	$1,050,361
Intersegment sales	1,112	97,557	–	–	98,669
Operating earnings (loss)	2,195	13,792	(10,527)	(17,605)	(12,145)

Twenty-six Weeks Ended August 2, 2008

External sales	$645,013	$357,733	$120,964	$–	$1,123,710
Intersegment sales	1,114	80,791	–	–	81,905
Operating earnings (loss)	18,853	20,274	(7,798)	(12,622)	18,707

The Other segment includes corporate assets and administrative and other costs and recoveries which are not allocated to the operating units.

During the thirteen weeks and twenty-six weeks ended August 1, 2009, operating loss for the Other segment included expenses of $1.9 million and $4.6 million, respectively, related to the Company’s information technology initiatives. The operating earnings of the Company’s Wholesale Operations segment included expenses of $0.1 million for the thirteen weeks ended August 1, 2009 related to its information technology initiatives.

During the thirteen weeks and twenty-six weeks ended August 2, 2008, the operating loss of the Other segment included charges related to the headquarters consolidation of $9.7 million and $11.4 million, respectively. Also included within the operating loss of the Other segment were environmental insurance recoveries, net of associated fees and costs, of $10.2 million during the twenty-six weeks ended August 2, 2008 and information technology initiatives expenses of $0.5 million during the thirteen weeks and twenty-six weeks ended August 2, 2008.

Following is a reconciliation of operating (loss) earnings to (loss) earnings before income taxes:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Operating (loss) earnings	$(4,978)	$5,147	$(12,145)	$18,707
Interest expense	(4,914)	(3,965)	(10,163)	(8,261)
Interest income	145	504	288	1,042
(Loss) earnings before income taxes	$(9,747)	$1,686	$(22,020)	$11,488

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	August 1, 2009	August 2, 2008	January 31, 2009

Famous Footwear	$2,800	$6,279	$2,800
Wholesale Operations	77,613	193,119	81,000
Specialty Retail	200	14,334	200
	$80,613	$213,732	$84,000

Famous Footwear
The impairment of goodwill during the fourth quarter of 2008, as described below, resulted in a decline in goodwill and intangible assets for the Famous Footwear segment from August 2, 2008 to January 31, 2009 and August 1, 2009.

Wholesale Operations
The significant decline in the goodwill and intangible assets of the Wholesale Operations segment from August 2, 2008 to January 31, 2009 and August 1, 2009 was primarily the result of the impairment of goodwill and intangible assets during the fourth quarter of 2008, as described below, and ongoing amortization of licensed and owned trademarks.

During the fourth quarter of 2008, the Company acquired goodwill of $3.8 million and an intangible asset related to an owned trademark of $16.8 million in connection with the consolidation of Edelman Shoe, Inc., which resulted in an increase in goodwill and intangible assets for the Wholesale Operations segment.

Specialty Retail
The decline in the goodwill and intangible assets of the Company’s Specialty Retail segment from August 2, 2008 to January 31, 2009 and August 1, 2009 was primarily due to an impairment of goodwill (described below) and changes in the Canadian dollar exchange rate, partially offset by an additional investment in Shoes.com of $3.6 million during the fourth quarter of 2008.

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

Intangible Asset Impairment
Due to declines experienced in the private label business, the Company performed an impairment test as of January 31, 2009 and determined that the Company’s private label customer relationships acquired during the Bennett Footwear Holdings, LLC (“Bennett”) acquisition during 2005 were impaired. As a result, the Company recorded a non-cash impairment charge of $8.2 million in the fourth quarter of 2008.

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

During the second quarter of 2009, the Company did not grant any stock options. All options have a term of ten years. Compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company did not grant any performance share awards during the second quarter of 2009. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The performance share awards may pay out at a maximum of 150% of the target number of shares.  Compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company granted 4,000 restricted shares to directors with a weighted-average grant date fair value of $7.75 per share during the second quarter of 2009. The restricted shares granted vest in one year and compensation expense will be recognized on a straight-line basis over the one-year period.

The Company recognized share-based compensation expense (income) of $0.6 million and $(0.3) million during the thirteen weeks and $1.9 million and $(0.4) million during the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. Income was recognized during 2008 as a result of reductions in expected payout percentages in connection with the Company’s stock performance plans granted in 2006, 2007 and 2008.

The Company issued 7,240 shares and 600,354 shares of common stock during the thirteen weeks and twenty-six weeks ended August 1, 2009, respectively, for restricted stock grants and directors’ fees. During the thirteen weeks and twenty-six weeks ended August 1, 2009, the Company cancelled 45,876 shares and 53,189 shares, respectively, of common stock as a result of forfeitures of restricted stock awards.

Note 9	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit (income) cost for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Service cost	$1,683	$1,852	$–	$–
Interest cost	2,783	2,660	50	79
Expected return on assets	(4,878)	(4,672)	–	–
Settlement cost	52	69	–	–
Special termination benefits	–	3	–	–
Amortization of:
Actuarial loss (gain)	29	53	(21)	(5)
Prior service income	–	(86)	–	–
Net transition asset	(34)	(38)	–	–
Total net periodic benefit (income) cost	$(365)	$(159)	$29	$74

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Service cost	$3,393	$3,987	$–	$–
Interest cost	5,779	5,453	109	129
Expected return on assets	(9,757)	(9,379)	–	–
Settlement cost	127	139	–	–
Special termination benefits	–	6	–	–
Amortization of:
Actuarial loss (gain)	56	117	(42)	(5)
Prior service income	(6)	(11)	–	–
Net transition asset	(65)	(76)	–	–
Total net periodic benefit (income) cost	$(473)	$236	$67	$124

Note 10	Long-Term and Short-Term Financing Arrangements

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

Interest on borrowings is at variable rates based on the London Inter-Bank Offered Rate (“LIBOR”) or the prime rate, as defined in the Credit Agreement. The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of August 1, 2009.

At August 1, 2009, the Company had $47.5 million in borrowings outstanding and $11.8 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $320.7 million as of August 1, 2009.

Senior Notes
In April 2005, the Company issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of August 1, 2009, the Company was in compliance with all covenants relating to the Senior Notes.

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

Derivative instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through August 2010. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the second quarter and first half of 2009 was not material.

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

As of August 1, 2009, the Company had forward contracts maturing at various dates through August 2010. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	Contract Amount August 1, 2009 (1)
Currency
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$14,182
Chinese yuan	10,264
Euro	4,564
Japanese yen	1,793
New Taiwanese dollars	1,242
Other currencies	628
$32,673
(1) All currencies contain various maturity dates through 2010

As of August 1, 2009, the fair values of derivative instruments included within the condensed consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$276	Accrued expenses	$1,318

For the thirteen weeks ended August 1, 2009, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

			Amount of Gain
($ in thousands)	Amount of Loss		Reclassified from
	Recognized in OCI on	Location of Gain/(Loss)	Accumulated OCI into
Derivatives in	Derivatives	Reclassified from	Earnings
SFAS No. 133 Cash Flow	Thirteen Weeks Ended	Accumulated OCI into	Thirteen Weeks Ended
Hedging Relationships	August 1, 2009	Earnings	August 1, 2009 (1)
Foreign exchange forward contracts	$(113)	Net sales	$48
Foreign exchange forward contracts	(1,085)	Cost of goods sold	12
Foreign exchange forward contracts	(381)	Selling and administrative expenses	153
Foreign exchange forward contracts	(17)	Interest expense	–
(1)	For the thirteen weeks ended August 1, 2009, the Company recorded in the condensed consolidated statement of earnings an immaterial amount of ineffectiveness from cash flow hedges.

For the twenty-six weeks ended August 1, 2009, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

			Amount of Gain
($ in thousands)	Amount of Loss		Reclassified from
	Recognized in OCI on	Location of Gain/(Loss)	Accumulated OCI into
Derivatives in	Derivatives	Reclassified from	Earnings
SFAS No. 133 Cash Flow	Twenty-six Weeks Ended	Accumulated OCI into	Twenty-six Weeks Ended
Hedging Relationships	August 1, 2009	Earnings	August 1, 2009 (1)
Foreign exchange forward contracts	$(8)	Net sales	$45
Foreign exchange forward contracts	(1,430)	Cost of goods sold	12
Foreign exchange forward contracts	(322)	Selling and administrative expenses	131
Foreign exchange forward contracts	(32)	Interest expense	–
(1)	For the twenty-six weeks ended August 1, 2009, the Company recorded in the condensed consolidated statement of earnings an immaterial amount of ineffectiveness from cash flow hedges.

All but an immaterial portion of the gains and losses currently included within accumulated other comprehensive (loss) income associated with our foreign exchange forward contracts is expected to be reclassified into our net (loss) earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 2 and Note 12 to the condensed consolidated financial statements.

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

Money Market Funds
The Company has cash equivalents consisting of short-term money market funds backed by U.S. Treasury securities. The primary objective of the Company’s short-term investment activities is to preserve its capital for the purpose of funding operations and it does not enter into short-term investments for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 1, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3

Asset (Liability)
Cash equivalents – money market funds	$14,500	$14,500	$–	$–
Non-qualified deferred compensation plan assets	788	788	–	–
Derivative financial instruments, net	(1,042)	–	(1,042)	–

Store Impairment Charges
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by SFAS No. 157. In accordance with the provisions of SFAS No. 144, long-lived store assets held and used with a carrying amount of $73.0 million were written down to their fair value, resulting in an impairment charge of $0.5 million, which was recorded within selling and administrative expenses for the thirteen weeks ended August 1, 2009. Of the $0.5 million impairment charge, $0.4 million related to the Famous Footwear segment and $0.1 million related to the Specialty Retail segment. Impairment charges of $2.1 million were recorded within selling and administrative expenses for the twenty-six weeks ended August 1, 2009, of which $2.0 million related to the Famous Footwear segment and $0.1 million related to the Specialty Retail segment.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	August 1, 2009		August 2, 2008		January 31, 2009
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$47,500	$47,500	$–	$–	$112,500	$112,500
Senior Notes	150,000	143,813	150,000	147,750	150,000	116,250

The fair value of borrowings under the revolving credit agreement approximate their carrying value due to the short-term nature and the fair value of the Company’s Senior Notes was based upon quoted prices as of the end of the respective periods.

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

As a part of the Company’s qualitative and quantitative analyses, it determined that Edelman Shoe is a variable interest entity (“VIE”) as defined by FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), for which the Company is the primary beneficiary; therefore, the Company’s condensed consolidated financial statements include the accounts of Edelman Shoe beginning November 3, 2008. The Company determined that it is the primary beneficiary as it absorbs the majority of the entity's expected losses. Prior to consolidation, the Company accounted for the investment in accordance with the equity method. The Company’s variable interests in Edelman Shoe include the equity investments described above and amounts payable from Edelman Shoe to the Company. At August 1, 2009, Edelman Shoe had assets of approximately $8.9 million and liabilities of approximately $6.9 million. During the thirteen weeks and twenty-six weeks ended August 1, 2009, Edelman Shoe had net sales of approximately $14.3 million and $27.9 million, respectively.

Note 14	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks and twenty-six weeks ended August 1, 2009, the Company, through its consolidated subsidiary, B&H Footwear, sold $0.3 million and $0.8 million, respectively, of Naturalizer footwear on a wholesale basis to Hongguo, with $1.2 million and $2.0 million in corresponding sales during the thirteen weeks and twenty-six weeks ended August 2, 2008.

Edelman Shoe, Inc.
A consolidated subsidiary of the Company sold footwear to Edelman Shoe on a wholesale basis, which was then sold by Edelman Shoe to department stores and independent specialty stores across the country.  During the thirteen weeks and twenty-six weeks ended August 2, 2008, this consolidated subsidiary of the Company sold $5.6 million and $6.0 million, respectively, of footwear on a wholesale basis to Edelman Shoe, prior to consolidation. Beginning in the fourth quarter of 2008, Edelman Shoe is included within the Company’s condensed consolidated financial statements. Accordingly, all intercompany sales activity is eliminated.

Note 15	Commitments and Contingencies

Environmental Remediation
While the Company currently does not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws for the remediation of conditions that may be identified in the future. The Company is involved in environmental remediation and ongoing compliance activities at several sites and has been notified that it is or may be a potentially responsible party at several other sites.

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring will be used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.7 million as of August 1, 2009. The Company expects to spend approximately $0.2 million in each of the next five years and $15.7 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediations through August 1, 2009 are $21.7 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at August 1, 2009, is $8.1 million, of which $1.2 million is accrued within accrued expenses and $6.9 million is accrued within other liabilities. Of the total $8.1 million reserve, $5.0 million is for on-site remediation and $3.1 million is for off-site remediation. During the thirteen weeks and twenty-six weeks ended August 1, 2009 and August 2, 2008 the Company recorded no expense related to either the on-site or off-site remediation, other than the accretion of interest expense.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring over the next 15 years. The Company has an accrued liability of $1.9 million at August 1, 2009, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.8 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.8 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $10.0 million as of August 1, 2009, to complete the cleanup, maintenance and monitoring at all sites. Of the $10.0 million liability, $1.4 million is included in accrued expenses and $8.6 million is included in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $2.2 million as of August 1, 2009. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At August 1, 2009, the Company was contingently liable for remaining lease commitments of approximately $2.0 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current owners would have to default.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF AUGUST 1, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$7,428	$29,846	$–	$37,274
Receivables	46,328	3,584	22,244	–	72,156
Inventories	79,319	443,301	4,188	–	526,808
Prepaid expenses and other current assets	26,705	12,725	2,447	–	41,877
Total current assets	152,352	467,038	58,725	–	678,115
Other assets	142,157	18,394	30,602	–	191,153
Property and equipment, net	26,474	125,333	3,743	–	155,550
Investment in subsidiaries	651,310	79,239	–	(730,549)	–
Total assets	$972,293	$690,004	$93,070	$(730,549)	$1,024,818

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$47,500	$–	$–	$–	$47,500
Trade accounts payable	36,021	176,029	21,741	–	233,791
Accrued expenses	65,897	61,338	6,417	–	133,652
Total current liabilities	149,418	237,367	28,158	–	414,943
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,156	42,223	6,240	–	71,619
Intercompany payable (receivable)	270,136	(240,896)	(29,240)	–	–
Total other liabilities	443,292	(198,673)	(23,000)	–	221,619
Equity
Brown Shoe Company, Inc. shareholders’ equity	379,583	651,310	79,239	(730,549)	379,583
Noncontrolling interests	–	–	8,673	–	8,673
Total equity	379,583	651,310	87,912	(730,549)	388,256
Total liabilities and equity	$972,293	$690,004	$93,070	$(730,549)	$1,024,818

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED AUGUST 1, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$124,904	$373,829	$68,472	$(55,584)	$511,621
Cost of goods sold	99,215	211,318	53,032	(55,584)	307,981
Gross profit	25,689	162,511	15,440	–	203,640
Selling and administrative expenses	33,264	167,084	6,272	–	206,620
Restructuring and other special charges, net	1,998	–	–	–	1,998
Equity in (earnings) loss of subsidiaries	(4,414)	(8,296)	–	12,710	–
Operating (loss) earnings	(5,159)	3,723	9,168	(12,710)	(4,978)
Interest expense	(4,758)	–	(156)	–	(4,914)
Interest income	–	4	141	–	145
Intercompany interest income (expense)	1,384	(1,689)	305	–	–
(Loss) earnings before income taxes	(8,533)	2,038	9,458	(12,710)	(9,747)
Income tax benefit (provision)	4,288	2,376	(1,133)	–	5,531
Net (loss) earnings	$(4,245)	$4,414	$8,325	$(12,710)	$(4,216)
Less: Net earnings attributable to noncontrolling interests	–	–	29	–	29
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(4,245)	$4,414	$8,296	$(12,710)	$(4,245)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 1, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$272,040	$747,230	$129,494	$(98,403)	$1,050,361
Cost of goods sold	212,788	422,583	101,589	(98,403)	638,557
Gross profit	59,252	324,647	27,905	–	411,804
Selling and administrative expenses	70,465	333,236	15,636	–	419,337
Restructuring and other special charges, net	4,612	–	–	–	4,612
Equity in (earnings) loss of subsidiaries	(3,505)	(11,095)	–	14,600	–
Operating (loss) earnings	(12,320)	2,506	12,269	(14,600)	(12,145)
Interest expense	(10,003)	(1)	(159)	–	(10,163)
Interest income	1	31	256	–	288
Intercompany interest income (expense)	2,893	(3,433)	540	–	–
(Loss) earnings before income taxes	(19,429)	(897)	12,906	(14,600)	(22,020)
Income tax benefit (provision)	7,581	4,402	(1,250)	–	10,733
Net (loss) earnings	$(11,848)	$3,505	$11,656	$(14,600)	$(11,287)
Less: Net earnings attributable to noncontrolling interests	–	–	561	–	561
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(11,848)	$3,505	$11,095	$(14,600)	$(11,848)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 1, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$12,231	$14,475	$23,005	$–	$49,711

Investing activities
Purchases of property and equipment	(1,133)	(16,286)	(492)	–	(17,911)
Capitalized software	(10,307)	(582)	(27)	–	(10,916)
Net cash used for investing activities	(11,440)	(16,868)	(519)	–	(28,827)

Financing activities
Borrowings under revolving credit agreement	394,900	–	–	–	394,900
Repayments under revolving credit agreement	(459,900)	–	–	–	(459,900)
Tax impact of share-based plans	(89)	–	–	–	(89)
Dividends paid	(6,006)	–	–	–	(6,006)
Intercompany financing	70,304	(13,598)	(56,706)	–	–
Net cash used for financing activities	(791)	(13,598)	(56,706)	–	(71,095)
Effect of exchange rate changes on cash	–	585	–	–	585

Decrease in cash and cash equivalents	–	(15,406)	(34,220)	–	(49,626)
Cash and cash equivalents at beginning of period	–	22,834	64,066	–	86,900
Cash and cash equivalents at end of period	$–	$7,428	$29,846	$–	$37,274

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$22,834	$64,066	$–	$86,900
Receivables	43,705	4,417	36,130	–	84,252
Inventories	91,669	362,299	12,034	–	466,002
Prepaid expenses and other current assets	29,810	12,915	1,564	–	44,289
Total current assets	165,184	402,465	113,794	–	681,443
Other assets	143,011	12,951	31,175	–	187,137
Property and equipment, net	31,102	122,310	4,039	–	157,451
Investment in subsidiaries	647,979	68,062	–	(716,041)	–
Total assets	$987,276	$605,788	$149,008	$(716,041)	$1,026,031

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$112,500	$–	$–	$–	$112,500
Trade accounts payable	30,948	88,109	33,282	–	152,339
Accrued expenses	76,629	55,144	5,534	–	137,307
Total current liabilities	220,077	143,253	38,816	–	402,146
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,263	41,854	6,554	–	71,671
Intercompany payable (receivable)	199,832	(227,298)	27,466	–	–
Total other liabilities	373,095	(185,444)	34,020	–	221,671
Equity
Brown Shoe Company, Inc. shareholders’ equity	394,104	647,979	68,062	(716,041)	394,104
Noncontrolling interests	–	–	8,110	–	8,110
Total equity	394,104	647,979	76,172	(716,041)	402,214
Total liabilities and equity	$987,276	$605,788	$149,008	$(716,041)	$1,026,031

CONDENSED CONSOLIDATING BALANCE SHEET AS OF AUGUST 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$909	$34,305	$29,206	$–	$64,420
Receivables	66,566	3,609	38,736	–	108,911
Inventories	77,107	423,764	1,985	–	502,856
Prepaid expenses and other current assets	11,048	9,099	2,524	–	22,671
Total current assets	155,630	470,777	72,451	–	698,858
Other assets	276,274	30,183	11,044	–	317,501
Investment in nonconsolidated affiliate	–	–	6,274	–	6,274
Property and equipment, net	36,686	107,863	4,208	–	148,757
Investment in subsidiaries	673,628	76,271	–	(749,899)	–
Total assets	$1,142,218	$685,094	$93,977	$(749,899)	$1,171,390

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$–	$–	$–	$–
Trade accounts payable	24,332	185,135	32,491	–	241,958
Accrued expenses	65,522	72,335	(4,190)	–	133,667
Total current liabilities	89,854	257,470	28,301	–	375,625
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	58,495	26,104	125	–	84,724
Intercompany payable (receivable)	284,542	(272,108)	(12,434)	–	–
Total other liabilities	493,037	(246,004)	(12,309)	–	234,724
Equity
Brown Shoe Company, Inc. shareholders’ equity	559,327	673,628	76,271	(749,899)	559,327
Noncontrolling interests	–	–	1,714	–	1,714
Total equity	559,327	673,628	77,985	(749,899)	561,041
Total liabilities and equity	$1,142,218	$685,094	$93,977	$(749,899)	$1,171,390

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED AUGUST 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$134,608	$395,042	$82,950	$(43,381)	$569,219
Cost of goods sold	104,366	216,216	68,521	(43,381)	345,722
Gross profit	30,242	178,826	14,429	–	223,497
Selling and administrative expenses	33,554	162,900	11,509	–	207,963
Restructuring and other special charges, net	10,134	–	–	–	10,134
Equity in net loss of nonconsolidated affiliate	–	–	253	–	253
Equity in (earnings) loss of subsidiaries	(14,400)	(2,874)	–	17,274	–
Operating earnings (loss)	954	18,800	2,667	(17,274)	5,147
Interest expense	(3,965)	–	–	–	(3,965)
Interest income	52	190	262	–	504
Intercompany interest income (expense)	1,368	(1,610)	242	–	–
(Loss) earnings loss before income taxes	(1,591)	17,380	3,171	(17,274)	1,686
Income tax benefit (provision)	3,808	(2,980)	(459)	–	369
Net earnings (loss)	$2,217	$14,400	$2,712	$(17,274)	$2,055
Less: Net loss attributable to noncontrolling interests	–	–	(162)	–	(162)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$2,217	$14,400	$2,874	$(17,274)	$2,217

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$281,467	$777,121	$147,768	$(82,646)	$1,123,710
Cost of goods sold	211,864	431,154	123,379	(82,646)	683,751
Gross profit	69,603	345,967	24,389	–	439,959
Selling and administrative expenses	73,299	328,474	17,365	–	419,138
Restructuring and other special charges, net	1,747	–	–	–	1,747
Equity in net loss of nonconsolidated affiliate	–	–	367	–	367
Equity in (earnings) loss of subsidiaries	(18,894)	(7,605)	–	26,499	–
Operating earnings (loss)	13,451	25,098	6,657	(26,499)	18,707
Interest expense	(8,261)	–	–	–	(8,261)
Interest income	82	401	559	–	1,042
Intercompany interest income (expense)	2,863	(3,388)	525	–	–
Earnings (loss) before income taxes	8,135	22,111	7,741	(26,499)	11,488
Income tax benefit (provision)	1,277	(3,217)	(671)	–	(2,611)
Net earnings (loss)	$9,412	18,894	7,070	(26,499)	8,877
Less: Net loss attributable to noncontrolling interests	–	–	(535)	–	(535)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$9,412	$18,894	$7,605	$(26,499)	$9,412

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(6,708)	$54,821	$15,795	$–	$63,908

Investing activities
Purchases of property and equipment	(10,103)	(17,106)	(616)	–	(27,825)
Capitalized software	(8,332)	(1,654)	(14)	–	(10,000)
Net cash used for investing activities	(18,435)	(18,760)	(630)	–	(37,825)

Financing activities
Borrowings under revolving credit agreement	177,000	–	–	–	177,000
Repayments under revolving credit agreement	(192,000)	–	–	–	(192,000)
Proceeds from stock options exercised	244	–	–	–	244
Tax benefit related to share-based plans	87	–	–	–	87
Dividends (paid) received	(5,927)	7,105	(7,105)	–	(5,927)
Intercompany financing	46,648	(32,010)	(14,638)	–	–
Net cash provided by (used for) financing activities	26,052	(24,905)	(21,743)	–	(20,596)
Effect of exchange rate changes on cash	–	(868)	–	–	(868)

Increase (decrease) in cash and cash equivalents	909	10,288	(6,578)	–	4,619
Cash and cash equivalents at beginning of period	–	24,017	35,784	–	59,801
Cash and cash equivalents at end of period	$909	$34,305	$29,206	$–	$64,420

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our retail and wholesale businesses continue to be impacted by reductions in consumer spending and the challenging economic climate. We remain focused on managing effectively the fundamentals that we control, including: managing our balance sheet, tightening control over expenses and continually evaluating our planned capital expenditures and store closures. We continue to make significant progress on our information technology initiatives and during the second quarter we opened our west coast retail distribution center in Tejon Ranch, California on-time and on-budget. By launching our largest branding initiative in history at Famous Footwear and making strategic inventory investments to capitalize on trend-right product during a peak shopping period, we believe we have positioned ourselves to more effectively compete during the back-to-school season.

The following is a summary of the financial highlights for the second quarter of 2009:

•
Consolidated net sales declined $57.6 million, or 10.1%, to $511.6 million for the second quarter of 2009, compared to $569.2 million for the second quarter of last year. Net sales of our Wholesale Operations, Famous Footwear and Specialty Retail segments decreased by $38.1 million, $12.1 million and $7.5 million, respectively.

•	Our consolidated operating loss was $5.0 million in the second quarter of 2009, compared to operating earnings of $5.1 million in the second quarter of last year.

•
The consolidated net loss attributable to Brown Shoe Company, Inc. was $4.2 million, or $0.10 per diluted share, in the second quarter of 2009, compared to consolidated net earnings attributable to Brown Shoe Company, Inc. of $2.2 million, or $0.05 per diluted share, in the second quarter of last year.

There were several items that impacted our second quarter operating results in 2009 and 2008 that should be considered in evaluating the comparability of our results. These items include:

•
Information technology initiatives – We incurred expenses of $2.0 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) during the second quarter of 2009, related to our integrated enterprise resource planning (“ERP”) information technology system that will replace select existing internally developed and certain other third-party applications, with $0.5 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) in corresponding expenses during the second quarter of last year. See the Recent Developments section that follows and Note 5 to the condensed consolidated financial statements for additional information related to these expenses.

•
Headquarters consolidation – We incurred costs of $9.7 million ($5.9 million on an after-tax basis, or $0.14 per diluted share) during the second quarter of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the second quarter of 2009. These costs included employee-related costs for severance, recruiting and relocation as well as facility and other costs. See Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•
Cash-based employee incentive plans – Our selling and administrative expenses were higher by $1.1 million during the second quarter of 2009, as compared to the second quarter of last year, due to changes in our accruals for expected payments under our cash-based employee incentive plans.

Following is a summary of our operating results in the second quarter of 2009 by segment and the status of our balance sheet. See Note 6 to the condensed consolidated financial statements for additional information regarding our business segments:

•
Our Famous Footwear segment’s net sales decreased 3.7% to $314.1 million in the second quarter of 2009, compared to $326.2 million in the second quarter of last year. Same-store sales decreased 6.7% during the second quarter of 2009, reflecting lower traffic levels in our stores as a result of the weak consumer environment. An increase in store count partially offset the same-store sales decline. We had an operating loss of $0.8 million in the second quarter of 2009, compared to operating earnings of $11.3 million in the second quarter of last year, driven by lower net sales and gross profit rate and higher retail facilities expenses, partially offset by a decline in marketing expenses, due to a shift in the timing of expenses as a result of a later back-to-school, and other administrative expenses.

•
Our Wholesale Operations segment’s net sales decreased 21.1% to $142.0 million in the second quarter of 2009, compared to $180.1 million in the second quarter of last year. The challenging retail environment continued to soften demand for most of our brands. Although we had strong sales growth in our Sam Edelman (Edelman Shoe, Inc. was first consolidated during the fourth quarter of 2008) and Carlos by Carlos Santana divisions as well as initial sales of Fergie/Fergalicious and Vera Wang Lavender divisions, this growth could not offset sales declines from our other divisions including Women’s Specialty (composed of private brands and private label business), Dr. Scholl’s, Franco Sarto, Children’s and Specialty Athletic, Etienne Aigner and LifeStride. An increased mix of higher-margin branded sales accompanied by an increased mix of our wholesale brands being sold through our retail channels led to a higher gross profit rate. Operating earnings decreased to $7.9 million in the second quarter of 2009, compared to $11.6 million in the second quarter of last year, as a result of lower net sales, partially offset by an increase in gross profit rate and a decline in selling and administrative expenses. As a percent of net sales, operating earnings decreased to 5.5% in the second quarter of 2009, compared to 6.4% in the second quarter of last year.

•
Our Specialty Retail segment’s net sales decreased 12.0% to $55.5 million in the second quarter of 2009, compared to $63.0 million in the second quarter of last year. Lower net sales at Shoes.com, a decline in the Canadian dollar exchange rate, a same-store sales decline of 3.8% in our retail stores and a decline in store count led to an overall decrease in our net sales. We incurred an operating loss of $4.3 million in the second quarter of 2009, compared to an operating loss of $3.1 million in the second quarter of last year. The higher operating loss was primarily a result of lower net sales and a decline in the gross profit rate in our retail stores due to increased promotional activity, partially offset by a decline in our selling and administrative expenses.

Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, increased to 33.7% at August 1, 2009, compared to 21.1% at August 2, 2008, primarily due to a decline in total Brown Shoe Company, Inc. shareholders’ equity as a result of the net loss attributable to Brown Shoe Company, Inc. in 2008 and the first half of 2009 and our $47.5 million increase in borrowings under our revolving credit agreement. Our debt-to-capital ratio decreased from 39.5% at January 31, 2009 primarily due to the $65.0 million decline in borrowings under our revolving credit agreement. Our current ratio, the relationship of current assets to current liabilities, was 1.63 to 1 at August 1, 2009, compared to 1.69 to 1 at January 31, 2009 and 1.86 to 1 at August 2, 2008. Inventories at August 1, 2009 were $526.8 million, up from $502.9 million at the end of the second quarter last year, primarily due to an increase in our Famous Footwear inventories due to strategic pull-forward of receipts for key, on-trend product in order to be well positioned for the back-to-school season and an increase in store count as well as an increase in our Wholesale Operations inventories resulting from the consolidation of Edelman Shoe, Inc. Average inventories on a per store basis at Famous Footwear increased 3.2% in the quarter, while at the same time the division improved its aged-inventory position.

Recent Developments

Information Technology Initiatives
During 2008, we announced plans to implement an integrated ERP information technology system provided by third-party vendors. The ERP information technology system will replace select existing internally developed and certain other third-party applications, and is expected to support our business model. We anticipate the implementation will enhance our profitability and deliver increased shareholder value through improved management and execution of our business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and is expected to continue through 2011. We incurred expenses of $2.0 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) and $4.6 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) during the second quarter and first half of 2009, respectively. We incurred expenses of $0.5 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) during the second quarter and first half of 2008. We incurred $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during the full year of 2008 related to these initiatives.

Outlook for the Remainder of 2009
Looking ahead, we expect that we will return to profitability in the third and fourth quarters of 2009. We anticipate that net sales will be flat to down slightly in the second half of 2009, but we expect to generate positive operating earnings in the second half of 2009 as compared to the second half of 2008. We expect that our retail business will experience a decline in same-store sales during the second half of 2009. For the full year of 2009, we are currently planning to open 54 new Famous Footwear stores, while closing 55 to 70 stores. For our wholesale business, we expect a net sales decline in the third quarter of 2009 with an offsetting increase in the fourth quarter of 2009. We expect a decline in sales of our existing brands and continued decline in sales from our private label business, partially offset by growth in our new brands and channels of distribution. We believe that our brands are well positioned in the marketplace and we will continue to focus on our liquidity and capital management, balance sheet management, expense disciplines and investment in brands and other portions of our business that are expected to drive our future growth and provide the foundation for future success.

Following are the consolidated results and the results by segment for the thirteen weeks and twenty-six weeks ended August 1, 2009 and August 2, 2008:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2009		August 2, 2008		August 1, 2009		August 2, 2008
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$511.6	100.0%	$569.2	100.0%	$1,050.4	100.0%	$1,123.7	100.0%
Cost of goods sold	308.0	60.2%	345.7	60.7%	638.6	60.8%	683.7	60.8%
Gross profit	203.6	39.8%	223.5	39.3%	411.8	39.2%	440.0	39.2%
Selling and administrative expenses	206.6	40.4%	208.0	36.5%	419.3	40.0%	419.1	37.3%
Restructuring and other special charges, net	2.0	0.4%	10.1	1.9%	4.6	0.4%	1.8	0.2%
Equity in net loss of nonconsolidated affiliate	–	–	0.3	0.0%	–	–	0.4	0.0%
Operating (loss) earnings	(5.0)	(1.0)%	5.1	0.9%	(12.1)	(1.2)%	18.7	1.7%
Interest expense	(4.9)	(0.9)%	(3.9)	(0.7)%	(10.2)	(0.9)%	(8.2)	(0.8)%
Interest income	0.2	0.0%	0.5	0.1%	0.3	0.0%	1.0	0.1%
(Loss) earnings before income taxes	(9.7)	(1.9)%	1.7	0.3%	(22.0)	(2.1)%	11.5	1.0%
Income tax benefit (provision)	5.5	1.1%	0.4	0.1%	10.7	1.0%	(2.6)	(0.2)%
Net (loss) earnings	(4.2)	(0.8)%	2.1	0.4%	(11.3)	(1.1)%	8.9	0.8%
Less: Net earnings (loss) attributable to noncontrolling interests	–	–	(0.1)	0.0%	0.5	0.0%	(0.5)	0.0%
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(4.2)	(0.8)%	$2.2	0.4%	$(11.8)	(1.1)%	$9.4	0.8%

Net Sales
Net sales decreased $57.6 million, or 10.1%, to $511.6 million in the second quarter of 2009, compared to $569.2 million in the second quarter of last year. All segments were impacted by the challenging consumer environment. The largest decline came from our Wholesale Operations segment, which reported a $38.1 million decline, primarily related to retailers reducing inventory levels across our channels of distribution in response to weak consumer spending as well as the continued decline in our private label business. Our Famous Footwear segment reported a $12.1 million decline in net sales, reflecting a 6.7% same-store sales decrease, partially offset by a higher store count in the current period. The net sales of our Specialty Retail segment declined by $7.5 million, due to lower net sales at Shoes.com, a decline in the Canadian dollar exchange rate, a same-store sales decline of 3.8% in our retail stores and a lower store count.

Net sales decreased $73.3 million, or 6.5%, to $1,050.4 million in the first half of 2009, compared to $1,123.7 million in the first half of last year. The largest decline came from our Wholesale Operations segment, which reported a $46.8 million decline, as a result of the same issues described above for the second quarter. Our Famous Footwear segment’s net sales decreased by $13.3 million, reflecting a same-store sales decline of 5.9%, partially offset by a higher store count in the current period. The net sales of our Specialty Retail segment declined by $13.2 million, due to a reduction in net sales at Shoes.com, a decline in the Canadian dollar exchange rate, a same-store sales decline of 4.9% in our retail stores, partially offset by an increase in net sales from our net new and closed stores.

Gross Profit
Gross profit decreased $19.9 million, or 8.9%, to $203.6 million for the second quarter of 2009, compared to $223.5 million in the second quarter of last year as a result of lower net sales, partially offset by an increase in our gross profit rate. As a percent of net sales, our gross profit increased to 39.8% in the second quarter of 2009 from 39.3% in the second quarter of last year. The increase in our gross profit rate was primarily driven by our Wholesale Operations segment as a result of an increased mix of higher-margin branded sales accompanied by an increased mix of our wholesale brands being sold through our retail channels. An increase in mix of the Company’s retail business, which generates a higher gross profit rate than wholesale also contributed to the increase in gross profit rate. Increased promotional activity in our Famous Footwear and Specialty Retail stores partially offset the increase in our gross profit rate.

Gross profit decreased $28.2 million, or 6.4%, to $411.8 million for the first half of 2009, compared to $440.0 million in the first half of last year due to a decline in net sales. As a percent of net sales, our gross profit was 39.2% in the first half of 2009, consistent with the first half of last year.

We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.4 million, or 0.6%, to $206.6 million for the second quarter of 2009, compared to $208.0 million in the second quarter of last year, driven primarily by a decrease in marketing and selling expenses and other various expenses as a result of our expense and capital containment initiatives, partially offset by an increase in retail facilities, warehousing and shipping expenses. The decline in marketing expenses is primarily due to a shift in the timing of expenses as a result of the later back-to-school. Also, we experienced higher expenses of $1.1 million in the second quarter of 2009 related to our cash-based employee incentive plans, due to changes in our accruals for expected payments under our cash-based employee incentive plans. As a percent of net sales, selling and administrative expenses increased to 40.4% in the second quarter of 2009 from 36.5% in the second quarter of last year, reflecting the de-leveraging of the expense base over lower net sales volume.

Selling and administrative expenses increased $0.2 million, to $419.3 million for the first half of 2009, compared to $419.1 million in the first half of last year. We experienced higher retail facilities and direct selling costs due to a higher store count in our retail segments and higher warehousing and shipping expenses. Also, we incurred higher expenses of $2.3 million in the first half of 2009 related to share-based incentive plans, reflecting higher anticipated payouts under these plans. This was partially offset by a decline in our marketing and other selling expenses as well as a decline in other various expenses as a result of our expense and capital containment initiatives. The decline in marketing expenses is primarily due to a shift in the timing of expenses as a result of the later back-to-school. As a percent of net sales, selling and administrative expenses increased to 40.0% in the first half of 2009 from 37.3% in the first half of last year due primarily to de-leveraging of the expense base over lower net sales volume.

Restructuring and Other Special Charges, Net
We recorded restructuring and other special charges, net of $2.0 million for the second quarter of 2009, compared to $10.1 million in the second quarter of last year as a result of several factors, as follows (see Note 5 to the condensed consolidated financial statements for additional information related to these charges and recoveries):

•
Information technology initiatives – We incurred expenses of $2.0 million during the second quarter of 2009, related to our integrated ERP information technology system, with $0.5 million in corresponding expenses during the second quarter of last year.

•
Headquarters consolidation – We incurred costs of $9.7 million during the second quarter of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the second quarter of 2009.

We recorded restructuring and other special charges, net of $4.6 million for the first half of 2009, compared to $1.8 million in the first half of last year as a result of several factors, as follows (see Note 5 to the condensed consolidated financial statements for additional information related to these charges and recoveries):

•
Information technology initiatives – We incurred expenses of $4.6 million during the first half of 2009, related to our integrated ERP information technology system, with $0.5 million in corresponding expenses during the first half of last year.

•
Environmental insurance recoveries and charges – During the first half of last year, we recorded income related to environmental insurance recoveries, net of associated fees and costs, of $10.2 million, with no corresponding recoveries during the first half of 2009.

•
Headquarters consolidation – We incurred charges of $11.4 million during the first half of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the first half of 2009.

Equity in Net Loss of Nonconsolidated Affiliate
Since the time of our initial investment in Edelman Shoe, Inc. (“Edelman Shoe”) during 2007, we recorded our portion of Edelman Shoe’s operating results into our financial statements based upon the equity method of accounting, as equity in net loss of nonconsolidated affiliate. We continued to record the results of Edelman Shoe using the equity method until November 3, 2008, when we purchased additional shares of Edelman Shoe. Since that date, the results of Edelman Shoe are fully consolidated into our financial statements, with any net earnings or loss related to the noncontrolling interests reflected in the line titled Less: Net earnings (loss) attributable to noncontrolling interests on our condensed consolidated statement of earnings.  See Note 13 and Note 14 to the condensed consolidated financial statements for additional information related to Edelman Shoe.

Operating (Loss) Earnings
We reported an operating loss of $5.0 million in the second quarter of 2009, compared to operating earnings of $5.1 million during the second quarter of last year due to the decline in net sales, partially offset by an increase in gross profit rate and a decrease in restructuring and other special charges, net and selling and administrative expenses, as described above.

We reported an operating loss of $12.1 million in the first half of 2009, compared to operating earnings of $18.7 million during the first half of last year due to the decline in net sales and the increase in restructuring and other special charges, net and selling and administrative expenses, as described above.

Interest Expense
Interest expense increased $1.0 million to $4.9 million in the second quarter of 2009, compared to $3.9 million in the second quarter of last year, primarily reflecting higher average borrowings under our revolving credit agreement.

Interest expense increased $2.0 million to $10.2 million in the first half of 2009, compared to $8.2 million in the first half of last year due to the same reason described above for the second quarter.

Income Tax Benefit (Provision)
Our consolidated effective tax rate was a benefit of 56.7% in the second quarter of 2009, compared to a benefit of 21.9% in the second quarter of last year. During the second quarter of 2009, we incurred a pre-tax loss in our domestic operations, which are generally subject to a combined tax rate of 35% to 39%. However, we generated pre-tax earnings in foreign jurisdictions, which generally have lower tax rates. The mix of a domestic loss and foreign earnings resulted in an overall effective tax benefit rate of 56.7% in the second quarter of 2009.

Our consolidated effective tax rate was a benefit of 48.7% in the first half of 2009, compared to a provision of 22.7% in the first half of last year due to the same reasons as described above.

Net (Loss) Earnings Attributable to Brown Shoe Company, Inc.
We reported a net loss attributable to Brown Shoe Company, Inc. of $4.2 million during the second quarter of 2009, compared to net earnings attributable to Brown Shoe Company, Inc. of $2.2 million during the second quarter of last year as a result of the factors described above.

We reported a net loss attributable to Brown Shoe Company, Inc. of $11.8 million in the first half of 2009, compared to net earnings of $9.4 million in the first half of last year for the reasons discussed above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2009		August 2, 2008		August 1, 2009		August 2, 2008
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$314.1	100.0%	$326.2	100.0%	$631.7	100.0%	$645.0	100.0%
Cost of goods sold	179.8	57.2%	180.5	55.3%	360.9	57.1%	362.2	56.2%
Gross profit	134.3	42.8%	145.7	44.7%	270.8	42.9%	282.8	43.8%
Selling and administrative expenses	135.1	43.1%	134.4	41.2%	268.6	42.6%	263.9	40.9%
Operating (loss) earnings	$(0.8)	(0.3)%	$11.3	3.5%	$2.2	0.3%	$18.9	2.9%

Key Metrics
Same-store sales % change	(6.7)%		(2.9)%		(5.9)%		(5.1)%
Same-store sales $ change	$(21.5)		$(9.0)		$(36.9)		$(32.0)
Sales change from new and closed stores, net	$9.4		$19.1		$23.6		$35.6

Sales per square foot, excluding e-commerce	$39		$42		$78		$83
Square footage (thousand sq. ft.)	8,091		7,822		8,091		7,822

Stores opened	13		30		52		67
Stores closed	12		3		23		14
Ending stores	1,167		1,127		1,167		1,127

Net Sales
Net sales decreased $12.1 million, or 3.7%, to $314.1 million in the second quarter of 2009, compared to $326.2 million in the second quarter of last year. Same-store sales decreased 6.7% during the second quarter of 2009, reflecting lower traffic levels in our stores as a result of the difficult consumer environment. A higher store count partially offset the same-store sales decline. During the second quarter of 2009, we opened 13 new stores and closed 12 stores, resulting in 1,167 stores and total square footage of 8.1 million at the end of the second quarter of 2009, compared to 1,127 stores and total square footage of 7.8 million at the end of the second quarter of last year. As a result of the same-store sales decline, sales per square foot decreased 7.7% to $39, compared to $42 in the second quarter last year. Our customer loyalty program, Rewards, continues to gain momentum, as approximately 61% of our net sales were made to our Rewards members in the second quarter of 2009, compared to 58% in the second quarter of last year.

Net sales decreased $13.3 million, or 2.1%, to $631.7 million in the first half of 2009, compared to $645.0 million in the first half of last year. Same-store sales decreased 5.9% for the first half of 2009 for the same reasons as those described above for the second quarter. Our same-store sales decline was partially offset by a higher store count. As a result of the same-store sales decline, sales per square foot decreased 6.9% to $78, compared to $83 in the first half of last year.

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

Gross Profit
Gross profit decreased $11.4 million, or 7.8%, to $134.3 million in the second quarter of 2009, compared to $145.7 million in the second quarter of last year. The decrease reflects the decline in net sales and gross profit rate. As a percent of net sales, our gross profit was 42.8% in the second quarter of 2009, compared to 44.7% in the second quarter of last year. The decrease in our gross profit rate was primarily a result of increased promotional activity as we sought to maintain market share during the quarter.

Gross profit decreased $12.0 million, or 4.2%, to $270.8 million in the first half of 2009, compared to $282.8 million in the first half of last year, reflecting a decline in net sales and a lower gross profit rate. As a percent of net sales, our gross profit was 42.9% in the first half of 2009, down from 43.8% in the first half of last year due to the increased promotional activity.

Selling and Administrative Expenses
Selling and administrative expenses increased $0.7 million, or 0.5%, to $135.1 million for the second quarter of 2009, compared to $134.4 million in the second quarter of last year. The increase was primarily attributable to higher retail facilities expenses as a result of the increase in store count, partially offset by a decline in marketing expenses, due to a shift in the timing of expenses as a result of the later back-to-school, and other administrative expenses. As a percent of net sales, selling and administrative expenses have increased to 43.1% in the second quarter of 2009, compared to 41.2% in the second quarter of last year, reflecting the above named factors and the de-leveraging of our expense base over the lower net sales volume.

Selling and administrative expenses increased $4.7 million, or 1.8%, to $268.6 million for the first half of 2009, compared to $263.9 million in the first half of last year. The increase was primarily due to higher retail facilities and selling expenses, partially offset by lower marketing expenses, due to a shift in the timing of expenses as a result of the later back-to-school, and other administrative expenses. As a percentage of net sales, selling and administrative expenses increased to 42.6% in the first half of 2009 from 40.9% in the first half of last year, reflecting the above named factors and the de-leveraging of our expense base over lower net sales volume.

Operating (Loss) Earnings
Famous Footwear reported an operating loss of $0.8 million for the second quarter of 2009, compared to operating earnings of $11.3 million for the second quarter of last year, reflecting lower net sales and gross profit rate and higher selling and administrative expenses as described above.

Operating earnings decreased $16.7 million, or 88.4%, to $2.2 million for the first half of 2009, compared to $18.9 million in the first half of last year. The decrease in operating earnings was driven by our 5.9% same-store sales decline, a lower gross profit rate and higher retail facilities and selling expenses, partially offset by lower marketing expenses, due to a shift in the timing of expenses as a result of the later back-to-school, and other administrative expenses. As a percent of net sales, operating earnings declined to 0.3% in the first half of 2009, compared to 2.9% in the first half of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2009		August 2, 2008		August 1, 2009		August 2, 2008
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$142.0	100.0%	$180.1	100.0%	$310.9	100.0%	$357.7	100.0%
Cost of goods sold	95.7	67.4%	128.7	71.5%	215.2	69.2%	252.2	70.5%
Gross profit	46.3	32.6%	51.4	28.5%	95.7	30.8%	105.5	29.5%
Selling and administrative expenses	38.3	27.0%	39.5	22.0%	81.9	26.4%	84.8	23.7%
Restructuring and other special charges, net	0.1	0.1%	–	–	–	–	–	–
Equity in net loss of nonconsolidated affiliate	–	–	0.3	0.1%	–	–	0.4	0.1%
Operating earnings	$7.9	5.5%	$11.6	6.4%	$13.8	4.4%	$20.3	5.7%

Key Metrics
Unfilled order position at end of period	$198.8		$274.1

Net Sales
Net sales decreased $38.1 million, or 21.1%, to $142.0 million in the second quarter of 2009, compared to $180.1 million in the second quarter of last year. The challenging retail environment softened demand for many of our brands as retailers reduced inventory levels across our channels of distribution in response to weak consumer spending as well as the continued decline in our private label business. We experienced sales declines from most of our brands, including primarily our Women’s Specialty (composed of private brands and private label business), Dr. Scholl’s, Franco Sarto, Children’s and Specialty Athletic, Etienne Aigner and LifeStride divisions. These declines were partially offset by sales growth in our Sam Edelman (Edelman Shoe, Inc. was first consolidated in the fourth quarter of 2008) and Carlos by Carlos Santana divisions as well as initial sales from our Fergie/Fergalicious and Vera Wang Lavender divisions. By channel of distribution, we experienced sales declines primarily from mass merchandisers and mid-tier retailers.

Net sales decreased $46.8 million, or 13.1%, to $310.9 million in the first half of 2009, compared to $357.7 million in the first half of last year. We experienced sales declines from most of our brands, including primarily our Women’s Specialty, Franco Sarto, Dr. Scholl’s, Children’s and Specialty Athletic and LifeStride divisions. Sales growth in our Sam Edelman (Edelman Shoe, Inc. was first consolidated in the fourth quarter of 2008) and Carlos by Carlos Santana divisions as well as initial sales from our Fergie/Fergalicious and Vera Wang Lavender divisions partially offset the declines. By channel of distribution, we experienced sales declines primarily from mass merchandisers.

Gross Profit
Gross profit decreased $5.1 million, or 9.9%, to $46.3 million in the second quarter of 2009, compared to $51.4 million in the second quarter of last year due to a decline in net sales, partially offset by an increase in gross profit rate. As a percent of net sales, our gross profit increased to 32.6% in the second quarter of 2009 from 28.5% in the second quarter of last year. The increase in gross profit rate was due primarily to an increased mix of higher-margin branded sales accompanied by an increased mix of our wholesale brands being sold through our retail channels.

Gross profit decreased $9.8 million, or 9.3%, to $95.7 million in the first half of 2009, compared to $105.5 million in the first half of last year. As a percent of net sales, our gross profit increased to 30.8% in the first half of 2009 from 29.5% in the first half of last year. The decrease in gross profit and the increase in gross profit rate were due to the same factors as described above for the second quarter.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.2 million, or 3.1%, to $38.3 million for the second quarter of 2009, compared to $39.5 million in the second quarter of last year, due primarily to a decline in other selling and marketing expenses, partially offset by an increase in expenses as a result of the consolidation of Edelman Shoe, Inc. during the fourth quarter of 2008. Also, we experienced higher expenses of $1.3 million in the second quarter of 2009 related to our cash-based employee incentive plans, due to changes in our accruals for expected payments under our cash-based employee incentive plans. As a percent of net sales, selling and administrative expenses increased to 27.0% in the second quarter of 2009, compared to 22.0% in the second quarter of last year, reflecting the de-leveraging of our expense base over lower net sales volume.

Selling and administrative expenses decreased $2.9 million, or 3.5%, to $81.9 million for the first half of 2009, compared to $84.8 million in the first half of last year, due primarily to a decline in general and administrative expenses as a result of a decrease in salaries and benefits resulting from our expense and capital containment initiatives as well as a decline in our other selling and marketing expenses. These declines were partially offset by an increase in expenses as a result of the consolidation of Edelman Shoe, Inc. during the fourth quarter of 2008. As a percent of net sales, selling and administrative expenses increased to 26.4% in the first half of 2009 from 23.7% in the first half of last year, reflecting the de-leveraging of our expense base over lower net sales volume.

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

Operating Earnings
Operating earnings decreased $3.7 million, or 32.0%, to $7.9 million for the second quarter of 2009, compared to $11.6 million in the second quarter of last year, reflecting lower net sales, partially offset by a higher gross profit rate and lower selling and administrative expenses. As a percent of net sales, operating earnings declined to 5.5% in the second quarter of 2009, compared to 6.4% in the second quarter of last year.

Operating earnings decreased $6.5 million, or 32.0%, to $13.8 million for the first half of 2009, compared to $20.3 million in the first half of last year due to the same factors that impacted the second quarter. As a percent of net sales, operating earnings declined to 4.4% in the first half of 2009, compared to 5.7% in the first half of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2009		August 2, 2008		August 1, 2009		August 2, 2008
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$55.5	100.0%	$63.0	100.0%	$107.8	100.0%	$121.0	100.0%
Cost of goods sold	32.5	58.4%	36.6	58.1%	62.5	58.0%	69.3	57.2%
Gross profit	23.0	41.6%	26.4	41.9%	45.3	42.0%	51.7	42.8%
Selling and administrative expenses	27.3	49.4%	29.5	46.9%	55.8	51.8%	59.5	49.2%
Operating loss	$(4.3)	(7.8)%	$(3.1)	(5.0)%	$(10.5)	(9.8)%	$(7.8)	(6.4)%

Key Metrics
Same-store sales % change	(3.8)%		(0.2)%		(4.9)%		(3.0)%
Same-store sales $ change	$(1.6)		$(0.1)		$(3.8)		$(2.5)
Sales change from new and closed stores, net	$(0.2)		$0.6		$0.6		$(0.2)
Impact of changes in Canadian exchange rate on sales	$(1.9)		$1.1		$(4.8)		$3.1
Sales change of e-commerce subsidiary	$(3.8)		$(0.6)		$(5.2)		$(1.7)

Sales per square foot, excluding e-commerce	$83		$93		$152		$175
Square footage (thousand sq. ft.)	467		470		467		470

Stores opened	1		6		2		14
Stores closed	11		2		19		3
Ending stores	289		295		289		295

Net Sales
Net sales decreased $7.5 million, or 12.0%, to $55.5 million in the second quarter of 2009, compared to $63.0 million in the second quarter of last year. Lower net sales at Shoes.com, a decline in the Canadian dollar exchange rate, a same-store sales decline of 3.8% in our retail stores and a lower store count led to an overall decrease in our level of net sales. The net sales of Shoes.com decreased $3.8 million, or 22.9%, to $12.9 million in the second quarter of 2009, compared to $16.8 million in the second quarter of last year, reflecting a decline in site visits as a result of the challenging consumer environment. We opened one new store and closed 11 (including three Naturalizer stores in China) during the second quarter of 2009, resulting in a total of 289 stores (including 13 Naturalizer stores in China) and total square footage of 467,000 at the end of the second quarter of 2009, compared to 295 stores (including 15 Naturalizer stores in China) and total square footage of 470,000 at the end of the second quarter of last year. As a result of the decline in Canadian dollar exchange rate and same-store sales, sales per square foot decreased 10.6% to $83, compared to $93 in the second quarter of last year.

Net sales decreased $13.2 million, or 10.9%, to $107.8 million in the first half of 2009, compared to $121.0 million in the first half of last year. The decrease is due to lower net sales at Shoes.com, a decline in the Canadian dollar exchange rate and a decline in same-store sales of 4.9% in our retail stores, partially offset by an increase in net sales from our net new and closed stores. Net sales at Shoes.com decreased $5.2 million, or 15.7%, to $27.9 million in the first half of 2009, compared to $33.1 million in the first half of last year. Sales per square foot decreased 13.0% to $152, compared to $175 in the first half of last year as a result of the decline in the Canadian dollar exchange rate and same-store sales.

Gross Profit
Gross profit decreased $3.4 million, or 12.7%, to $23.0 million in the second quarter of 2009, compared to $26.4 million in the second quarter of last year, reflecting lower net sales and gross profit rate. As a percent of net sales, our gross profit decreased to 41.6% in the second quarter of 2009 from 41.9% in the second quarter of last year. The decrease in our overall rate was primarily due to increased promotional activity in our retail stores to drive sales. An increase in gross profit rate for Shoes.com as a result of more targeted promotions and lower freight expenses partially offset the decline in our overall gross profit rate.

Gross profit decreased $6.4 million, or 12.4%, to $45.3 million in the first half of 2009, compared to $51.7 million in the first half of last year, reflecting lower net sales and gross profit rate. As a percentage of net sales, our gross profit decreased to 42.0% in the first half of 2009 from 42.8% in the first half of last year due to the same reasons described above for the second quarter.

Selling and Administrative Expenses
Selling and administrative expenses decreased $2.2 million, or 7.4%, to $27.3 million for the second quarter of 2009, compared to $29.5 million in the second quarter of last year due primarily to a decline in marketing and selling expenses. A decline in the Canadian dollar exchange rate also impacted our results for the second quarter. As a percent of net sales, selling and administrative expenses increased to 49.4% in the second quarter of 2009 from 46.9% in the second quarter of last year, reflecting de-leveraging of the expense base over lower net sales volume.

Selling and administrative expenses decreased $3.7 million, or 6.2%, to $55.8 million for first half of 2009, compared to $59.5 million in the first half of last year. The decrease was primarily due to a decline in marketing and selling expenses. A decline in the Canadian dollar exchange rate also impacted our results for first half of the year. As a percent of net sales, selling and administrative expenses increased to 51.8% in the first half of 2009 from 49.2% in the first half of last year, reflecting de-leveraging of the expense base over lower net sales.

Operating Loss
Specialty Retail reported an operating loss of $4.3 million in the second quarter of 2009, compared to an operating loss of $3.1 million in the second quarter of last year, due primarily to lower net sales and a decline in the gross profit rate, partially offset by lower selling and administrative expenses.

Specialty Retail reported an operating loss of $10.5 million in the first half of 2009, compared to an operating loss of $7.8 million in the first half of last year as a result of the above listed factors.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $7.7 million in the second quarter of 2009, compared to costs of $14.6 million in the second quarter of last year. There were several factors impacting the $6.9 million variance, as follows:

•
Information technology initiatives – We incurred expenses of $1.9 million during the second quarter of 2009, related to our integrated ERP information technology system, with $0.5 million in corresponding expenses during the second quarter of last year.

•
Headquarters consolidation – We incurred costs of $9.7 million during the second quarter of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the second quarter of 2009.

Unallocated corporate administrative expenses and other costs, net of recoveries, were $17.6 million in the first half of 2009, compared to cost of $12.6 million in the first half of last year. There were several factors impacting the $5.0 million variance, as follows:

•
Information technology initiatives – We incurred expenses of $4.6 million during the first half of 2009, related to our integrated ERP information technology system, with $0.5 million in corresponding expenses during the first half of last year.

•
Headquarters consolidation – We incurred costs of $11.4 million during the first half of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the first half of 2009.

•
Environmental insurance recoveries and charges – During the first half of last year, we recorded income related to environmental insurance recoveries, net of associated fees and costs, of $10.2 million, with no corresponding recoveries during the first half of 2009.

•
Share-based incentive plan – We experienced higher expenses of $1.5 million during the first half of 2009 related to share-based incentive plans, reflecting higher anticipated payouts under these plans.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	August 1, 2009	August 2, 2008	January 31, 2009
Borrowings under revolving credit agreement	$47.5	$–	$112.5
Senior notes	150.0	150.0	150.0
Total debt	$197.5	$150.0	$262.5

Total debt obligations increased $47.5 million to $197.5 million at August 1, 2009, compared to $150.0 million at August 2, 2008, due to higher borrowings under our revolving credit agreement. Total debt obligations decreased $65.0 million from $262.5 million at January 31, 2009, due to lower borrowings under our revolving credit agreement. Interest expense in the second quarter of 2009 increased $1.0 million to $4.9 million, compared to $3.9 million in the second quarter of last year. Interest expense in the first half of 2009 increased $2.0 million to $10.2 million, compared to $8.2 million in the first half of last year. These increases were due primarily to higher average borrowings under our revolving credit agreement.

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

Interest on borrowings is at variable rates based on the London Inter-Bank Offered Rate (“LIBOR”) or the prime rate, as defined in the Credit Agreement. The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance as of August 1, 2009.

At August 1, 2009, we had $47.5 million in borrowings outstanding and $11.8 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $320.7 million at the end of the second quarter of 2009.

We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs, capital expenditure plans and provide liquidity for potential acquisitions.

Senior Notes
In April 2005, we issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of August 1, 2009, we were in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	August 1, 2009	August 2, 2008	Increase/ (Decrease)

Net cash provided by operating activities	$49.7	$63.9	$(14.2)
Net cash used for investing activities	(28.8)	(37.8)	9.0
Net cash used for financing activities	(71.1)	(20.6)	(50.5)
Effect of exchange rate changes on cash	0.6	(0.9)	1.5
(Decrease) increase in cash and cash equivalents	$(49.6)	$4.6	$(54.2)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was lower by $14.2 million, reflecting several factors:
•
A decrease in the first half of 2009 in accrued expenses primarily due to accrued expense settlements related to our expense and capital containment plan and the relocation of the Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri, compared to an increase last year primarily due to the relocation of the Famous Footwear division headquarters; and

•	A net loss in 2009 compared to net earnings in 2008.
Partially offset by,
•	A larger increase in trade accounts payable due to the timing and amount of purchases and payments to vendors;
•	A smaller increase in our inventory balance due to the timing and amount of purchases; and
•	A larger decrease in our receivables balance due to a decline in sales and the timing of receipts.

Cash used for investing activities was lower by $9.0 million as a result of lower purchases of property and equipment primarily related to our new and remodeled stores, distribution centers and headquarters over the first half of last year. The decline was partially offset by higher capitalization of software primarily related to our information technology initiatives during the first half of 2009 compared to last year. At our retail divisions, we opened 54 stores during the first half of 2009 compared to 81 in the first half of 2008. In 2009, we expect purchases of property and equipment and capitalized software of approximately $53 million to $55 million, primarily related to our information technology initiatives, new stores and remodels, logistics network and general infrastructure.

Cash used for financing activities was higher by $50.5 million primarily due to higher payments on borrowings under our revolving credit agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 1, 2009	August 2, 2008	January 31, 2009

Working capital ($ millions)	$ 263.2	$ 323.2	$ 279.3

Current ratio	1.63:1	1.86:1	1.69:1

Total debt as a percentage of total capitalization	33.7%	21.1%	39.5%

Working capital at August 1, 2009, was $263.2 million, which was $16.1 million lower than at January 31, 2009 and $60.0 million lower than at August 2, 2008. Our current ratio, the relationship of current assets to current liabilities, decreased to 1.63 to 1 compared to 1.69 to 1 at January 31, 2009 and 1.86 to 1 at August 2, 2008. The decrease compared to January 31, 2009 was primarily attributable to an increase in our trade accounts payable and a decline in our cash and cash equivalents, partially offset by a decline in our borrowings under our revolving credit agreement and an increase in our inventories. The decrease compared to August 2, 2008 was primarily attributable to higher borrowings under our revolving credit agreement and a decline in our receivables. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, was 33.7% as of August 1, 2009, compared to 39.5% as of January 31, 2009 and 21.1% as of August 2, 2008. The decline from January 31, 2009 primarily reflected a decline in borrowings under our revolving credit agreement. The increase from August 2, 2008 was due to a decline in total Brown Shoe Company, Inc. shareholders’ equity as a result of our net loss attributable to Brown Shoe Company, Inc. in 2008 and the first half of 2009 and an increase in borrowings under our revolving credit agreement. At August 1, 2009, we had $37.3 million of cash and cash equivalents, most of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. As a result of recently issued IRS guidelines expanding the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company is able to more fully utilize the cash and cash equivalents of its foreign subsidiaries than in the past, better managing the liquidity needs of the consolidated company and minimizing interest expense on a consolidated basis.

As described in Note 5 to the condensed consolidated financial statements, we announced plans during 2008 to implement an integrated ERP information technology system, relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri and complete objectives related to our expense and capital containment initiatives. We also recently opened a new west coast distribution center for our retail operations. We have completed a number of the initiatives identified under these plans and have several yet to complete. We believe we have adequate liquidity and cash flow to complete these remaining projects.

We paid dividends of $0.07 per share in both the second quarter of 2009 and the second quarter of 2008. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors, however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At August 1, 2009, we were contingently liable for remaining lease commitments of approximately $2.0 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current owners would have to default.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, long-term debt, interest on long-term debt, minimum license commitments, borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations related to our restructuring and expense and capital containment initiatives. There have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 31, 2009, other than the reduction of our obligations related to restructuring and expense and capital containment initiatives as a result of settlements during the first half of 2009 as disclosed in Note 5 and those which occur in the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings/payments under our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. The adoption of new accounting pronouncements are described in Note 2 to the condensed consolidated financial statements.  For further information, see Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include  (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) the timing and uncertainty of activities and costs related to the Company’s information technology initiatives, including software implementation and business transformation; (iii) potential disruption to the Company’s business and operations as it implements its information technology initiatives; (iv) the Company’s ability to utilize its new information technology system to successfully execute its business model; (v) intense competition within the footwear industry; (vi) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; (vii) rapidly changing fashion trends and purchasing patterns; (viii) customer concentration and increased consolidation in the retail industry; (ix) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (x) the Company's ability to attract and retain licensors and protect its intellectual property; (xi) the Company's ability to secure/exit leases on favorable terms; (xii) the Company's ability to maintain relationships with current suppliers; and (xiii) the Company’s ability to successfully execute its international growth strategy. The Company’s reports to the Securities and Exchange Commission (the “Commission”) contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 1, 2009, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the quarter ended August 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

May 3, 2009 – May 30, 2009	–	–	–	2,500,000

May 31, 2009 – July 4, 2009	–	–	–	2,500,000

July 5, 2009 – August 1, 2009	–	–	–	2,500,000

Total	–	–	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased during the second quarter of 2009; therefore, there were 2.5 million shares authorized to be purchased under the program as of August 1, 2009. Our repurchases of common stock are limited under our debt agreements.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information in Item 4 of Part II of our Form 10-Q for the quarterly period ended May 2, 2009 is incorporated herein by reference.

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

BROWN SHOE COMPANY, INC.

Date: September 9, 2009	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer