Form 10-Q
period 2009-10-31
BROWN SHOE CO INC
filed 2009-12-10
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2009

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐     No ☑

As of November 28, 2009, 42,871,596 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	October 31, 2009	November 1, 2008	January 31, 2009
Assets
Current assets
Cash and cash equivalents	$34,102	$35,977	$86,900
Receivables	84,884	99,615	84,252
Inventories	450,156	469,338	466,002
Prepaid expenses and other current assets	25,116	24,113	44,289
Total current assets	594,258	629,043	681,443

Other assets	117,304	105,184	103,137
Investment in nonconsolidated affiliate	–	6,472	–
Goodwill and intangible assets, net	78,919	211,008	84,000

Property and equipment	420,227	407,252	416,635
Allowance for depreciation	(270,973)	(251,471)	(259,184)
Net property and equipment	149,254	155,781	157,451
Total assets	$939,735	$1,107,488	$1,026,031

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$50,000	$24,000	$112,500
Trade accounts payable	136,977	168,273	152,339
Accrued expenses	128,336	116,472	137,307
Total current liabilities	315,313	308,745	402,146

Other liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	40,186	44,676	41,714
Other liabilities	30,639	42,285	29,957
Total other liabilities	220,825	236,961	221,671

Equity
Common stock	428	423	423
Additional paid-in capital	150,813	145,436	147,702
Accumulated other comprehensive (loss) income	(4,224)	6,463	(5,781)
Retained earnings	247,202	407,792	251,760
Total Brown Shoe Company, Inc. shareholders’ equity	394,219	560,114	394,104
Noncontrolling interests	9,378	1,668	8,110
Total equity	403,597	561,782	402,214
Total liabilities and equity	$939,735	$1,107,488	$1,026,031
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$625,635	$631,657	$1,675,996	$1,755,367
Cost of goods sold	366,692	383,166	1,005,249	1,066,917
Gross profit	258,943	248,491	670,747	688,450
Selling and administrative expenses	222,384	219,065	641,721	638,203
Restructuring and other special charges, net	2,222	16,503	6,834	18,250
Equity in net (earnings) loss of nonconsolidated affiliate	–	(198)	–	169
Operating earnings	34,337	13,121	22,192	31,828
Interest expense	(5,029)	(4,137)	(15,192)	(12,398)
Interest income	52	508	340	1,550
Earnings before income taxes	29,360	9,492	7,340	20,980
Income tax (provision) benefit	(12,356)	852	(1,623)	(1,759)
Net earnings	$17,004	$10,344	$5,717	$19,221
Less: Net earnings (loss) attributable to noncontrolling interests	704	(54)	1,265	(589)
Net earnings attributable to Brown Shoe Company, Inc.	$16,300	$10,398	$4,452	$19,810

Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.38	$0.25	$0.10	$0.47

Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.38	$0.25	$0.10	$0.47

Dividends per common share	$0.07	$0.07	$0.21	$0.21
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	October 31, 2009	November 1, 2008

Operating Activities
Net earnings	$5,717	$19,221
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	27,454	30,228
Amortization of capitalized software	6,084	5,929
Amortization of intangibles	5,081	5,133
Amortization of debt issuance costs	1,646	1,110
Share-based compensation expense	3,168	967
Loss on disposal of facilities and equipment	756	933
Impairment charges for facilities and equipment	2,928	1,337
Deferred rent	(1,528)	3,261
Provision for doubtful accounts	529	496
Foreign currency transaction (gains) losses	(119)	115
Undistributed loss of nonconsolidated affiliate	–	169
Changes in operating assets and liabilities:
Receivables	(1,102)	16,658
Inventories	17,646	(36,748)
Prepaid expenses and other current assets	19,446	2,023
Trade accounts payable	(15,709)	(4,208)
Accrued expenses	(9,270)	(526)
Other, net	(4,461)	(4,585)
Net cash provided by operating activities	58,266	41,513

Investing Activities
Purchases of property and equipment	(22,201)	(47,568)
Capitalized software	(17,924)	(13,593)
Net cash used for investing activities	(40,125)	(61,161)

Financing Activities
Borrowings under revolving credit agreement	644,400	369,000
Repayments under revolving credit agreement	(706,900)	(360,000)
Proceeds from stock options exercised	–	313
Tax impact of share-based plans	(31)	118
Dividends paid	(9,007)	(8,891)
Net cash (used for) provided by financing activities	(71,538)	540
Effect of exchange rate changes on cash	599	(4,716)
Decrease in cash and cash equivalents	(52,798)	(23,824)
Cash and cash equivalents at beginning of period	86,900	59,801
Cash and cash equivalents at end of period	$34,102	$35,977
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings attributable to Brown Shoe Company, Inc.

The Company evaluated the effects of all subsequent events from the end of the third quarter of 2009 through December 10, 2009, the date the Company filed its condensed consolidated financial statements with the SEC.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2009.

Note 2	Impact of New and Prospective Accounting Pronouncements

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance which amended earlier fair value guidance by delaying the effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the guidance, as amended, for financial assets and financial liabilities at the beginning of 2008. The Company adopted the guidance for non-financial assets and non-financial liabilities at the beginning of 2009. The adoption of guidance for non-financial assets and non-financial liabilities did not have a material impact on the Company’s condensed consolidated financial statements, although additional disclosures related to fair value measurements are required. See Note 12 to the condensed consolidated financial statements for additional information related to fair value measurements.

In December 2007, the FASB issued guidance that significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The guidance also provides direction for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The guidance is effective for business combinations made by the Company beginning in 2009.

In December 2007, the FASB issued guidance that establishes accounting and reporting guidance for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests have been recharacterized as noncontrolling interests and classified as a component of equity separate from the parent’s equity. In addition, the guidance establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective prospectively for fiscal years beginning after December 15, 2008, except for certain retrospective disclosure requirements. Accordingly, the Company adopted the guidance at the beginning of 2009. The presentation and disclosure requirements of this guidance impacted how the Company presents and discloses noncontrolling interests in the condensed consolidated financial statements and this guidance was applied retrospectively for all periods presented.

In March 2008, the FASB issued guidance that requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the guidance at the beginning of 2009. See Note 11 and Note 12 to the condensed consolidated financial statements for additional information related to derivative instruments.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents should be treated as participating securities in computing earnings per share. However, in periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The guidance is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years, and shall be applied retrospectively to all prior periods. Accordingly, due to the adoption of the guidance at the beginning of 2009, restricted stock awards are now considered participating units in the calculation of earnings per common share attributable to Brown Shoe Company, Inc. shareholders. See Note 3 to the condensed consolidated financial statements for the calculation of earnings per common share attributable to Brown Shoe Company, Inc. shareholders.

In April 2009, the FASB issued guidance that requires, on an interim basis, disclosures about the fair value of financial instruments for public entities. The guidance is expected to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance during the second quarter of 2009. See Note 12 to the condensed consolidated financial statements for additional information related to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance related to subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted the guidance in the second quarter of 2009. See Note 1 to the condensed consolidated financial statements for the related subsequent events disclosure.

In June 2009, the FASB issued guidance that allows the FASB Accounting Standards Codification to become the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. The guidance does not change GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company adopted the guidance during the third quarter of 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements, although changes in related disclosures were required.

Prospective Accounting Pronouncements
In December 2008, the FASB issued guidance that requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required are intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. This requirement is effective for financial statements issued for fiscal years ending after December 15, 2009, with early application permitted. The Company will include the required disclosures of this guidance in its 2009 and future Form 10-K filings.

In June 2009, the FASB issued guidance that changes the consolidation guidance applicable to a variable interest entity (“VIE”). The guidance also amends previous rules governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. The guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The guidance will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. Accordingly, the Company will adopt the guidance in 2010. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.

Note 3	Earnings Per Share

As discussed in Note 2, the Company began using the two-class method to compute basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders at the beginning of 2009. The following table sets forth the computation of basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

NUMERATOR
Net earnings attributable to Brown Shoe Company, Inc. before allocation of earnings to participating securities	$16,300	$10,398	$4,452	$19,810
Less: Earnings allocated to participating securities	(485)	(191)	(271)	(352)
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$15,815	$10,207	$4,181	$19,458

DENOMINATOR
Denominator for basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,588	41,547	41,579	41,516
Dilutive effect of share-based awards	65	53	–	56
Denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,653	41,600	41,579	41,572

Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.38	$0.25	$0.10	$0.47

Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.38	$0.25	$0.10	$0.47

Options to purchase 1,513,791 and 1,438,879 shares of common stock for the thirteen weeks and 1,692,754 and 1,419,754 shares for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 4	Comprehensive Income and Changes in Equity

Comprehensive income includes changes in equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net earnings	$17,004	$10,344	$5,717	$19,221

Other comprehensive (loss) income (“OCI”), net of tax:
Foreign currency translation adjustment	(92)	(8,333)	2,569	(9,576)
Unrealized gains (losses) on derivative instruments, net of tax of $51 and $154 in the thirteen weeks and $464 and $404 in the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively	132	274	(1,145)	720
Net loss (gain) from derivatives reclassified into earnings, net of tax of $4 and $4 in the thirteen weeks and $72 and $59 in the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively	16	(6)	136	(109)
	56	(8,065)	1,560	(8,965)
Comprehensive income	$17,060	$2,279	$7,277	$10,256
Less: Comprehensive income (loss) attributable to noncontrolling interests	705	(46)	1,268	(419)
Comprehensive income attributable to Brown Shoe Company, Inc.	$16,355	$2,325	$6,009	$10,675

The following table sets forth the balance in accumulated other comprehensive (loss) income for the Company at October 31, 2009, November 1, 2008 and January 31, 2009:

($ thousands)	October 31, 2009	November 1, 2008	January 31, 2009
Foreign currency translation gains	$3,286	$1,518	$720
Unrealized (losses) gains on derivative instruments	(741)	481	268
Pension and other postretirement benefits	(6,769)	4,464	(6,769)
Accumulated other comprehensive (loss) income	$(4,224)	$6,463	$(5,781)

See additional information related to derivative instruments in Note 2, Note 11 and Note 12 and additional information related to pension and other postretirement benefits in Note 9.

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the thirty-nine weeks ended October 31, 2009 and November 1, 2008:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2009	$394,104	$8,110	$402,214
Comprehensive income	6,009	1,268	7,277
Dividends paid	(9,007)	–	(9,007)
Stock issued under employee benefit and restricted stock plans	(24)	–	(24)
Tax impact of share-based plans	(31)	–	(31)
Share-based compensation expense	3,168	–	3,168
Equity at October 31, 2009	$394,219	$9,378	$403,597

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 2, 2008	$558,577	$2,087	$560,664
Comprehensive income (loss)	10,675	(419)	10,256
Dividends paid	(8,891)	–	(8,891)
Stock issued under employee benefit and restricted stock plans	(1,332)	–	(1,332)
Tax impact of share-based plans	118	–	118
Share-based compensation expense	967	–	967
Equity at November 1, 2008	$560,114	$1,668	$561,782

Note 5	Restructuring and Other Special Charges, Net

Information Technology Initiatives
During 2008, the Company announced plans to implement an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. The ERP information technology system will replace select existing internally developed and certain other third-party applications, and is expected to support the Company’s business model. The Company anticipates the implementation will enhance its profitability and deliver increased shareholder value through improved management and execution of its business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and is expected to continue through 2011. The Company incurred expenses of $2.2 million ($1.4 million on an after-tax basis, or $0.04 per diluted share) and $6.8 million ($4.4 million on an after-tax basis, or $0.10 per diluted share) during the thirteen weeks and thirty-nine weeks ended October 31, 2009, respectively, as a component of restructuring and other special charges, net related to these initiatives. Of the $2.2 million and $6.8 million in expenses recorded during the thirteen weeks and thirty-nine weeks ended October 31, 2009, respectively, $0.1 million was recorded in the Wholesale Operations segment for each period and the remaining expense was recorded in the Other segment. During the thirteen weeks and thirty-nine weeks ended November 1, 2008, the Company incurred expenses of $0.9 million ($0.6 million on an after-tax basis, or $0.01 per diluted share) and $1.4 million ($0.9 million on an after-tax basis, or $0.02 per diluted share), respectively, as a component of restructuring and other special charges, net. The Company incurred expenses of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during the full year of 2008. The expenses recorded during the full year of 2008 were reflected within the Other segment.

Expense and Capital Containment Initiatives
During 2008, the Company announced expense and capital containment initiatives in an effort to proactively position itself for continued challenges in the retail environment. These initiatives included a voluntary separation program, changes in compensation structure, further rationalization of operating expenses and the closing of certain functions at its Fredericktown, Missouri distribution center. The Company incurred no charges during the thirteen weeks or thirty-nine weeks ended October 31, 2009 and November 1, 2008, but incurred charges of $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share) during the fourth quarter of 2008. These costs included employee-related costs for severance, including health care benefits and enhanced pension benefits, as well as facility and other costs.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility	Other	Total
Original charges and reserve balance	$24.7	$6.0	$0.2	$30.9
Amounts settled in 2008	(5.3)	(2.7)	–	(8.0)
Reserve balance at January 31, 2009	$19.4	$3.3	$0.2	$22.9
Amounts settled in first quarter 2009	(3.7)	(1.3)	(0.1)	(5.1)
Reserve balance at May 2, 2009	$15.7	$2.0	$0.1	$17.8
Amounts settled in second quarter 2009	(4.0)	(0.3)	0.3	(4.0)
Reserve balance at August 1, 2009	$11.7	$1.7	$0.4	$13.8
Amounts settled in third quarter 2009	(3.7)	(0.3)	(0.3)	(4.3)
Reserve balance at October 31, 2009	$8.0	$1.4	$0.1	$9.5

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

Headquarters Consolidation
During 2008, the Company relocated its Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri. The relocation of the division was intended to foster collaboration, increase the Company’s speed to market and strengthen its connection with consumers. The Company incurred no charges during the thirteen weeks or thirty-nine weeks ended October 31, 2009, but incurred charges of $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share) during 2008. These costs included employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. All of the costs recorded during 2008 were reflected within the Other segment as a component of restructuring and other special charges, net. During 2008, a tax benefit of $11.6 million associated with the costs was recorded. The write-off of assets during 2008 of $3.4 million, included in facility costs, was a noncash item.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Facility	Other	Total
Original charges and reserve balance	$6.6	$8.3	$4.6	$9.2	$1.1	$29.8
Amounts settled in 2008	(4.7)	(6.2)	(4.3)	(3.6)	(1.0)	(19.8)
Reserve balance at January 31, 2009	$1.9	$2.1	$0.3	$5.6	$0.1	$10.0
Amounts settled in first quarter 2009	(1.5)	(0.6)	–	(0.3)	(0.1)	(2.5)
Reserve balance at May 2, 2009	$0.4	$1.5	$0.3	$5.3	$–	$7.5
Amounts settled in second quarter 2009 quarter 2009	(0.3)	(0.6)	(0.2)	(0.8)	–	(1.9)
Reserve balance at August 1, 2009	$0.1	$0.9	$0.1	$4.5	$–	$5.6
Amounts settled in third quarter 2009	–	(0.4)	–	(0.5)	–	(0.9)
Reserve balance at October 31, 2009	$0.1	$0.5	$0.1	$4.0	$–	$4.7

During the thirteen weeks ended November 1, 2008, the Company incurred charges of $15.6 million ($9.5 million on an after-tax basis, or $0.23 per diluted share) related to the plan: $5.7 million for facility, $5.2 million for employee relocation, $2.4 million for employee recruiting, $2.1 million for employee severance and $0.2 million for other costs. A tax benefit of $6.1 million associated with the costs was recorded during the thirteen weeks ended November 1, 2008.

During the thirty-nine weeks ended November 1, 2008, the Company incurred charges of $27.0 million ($16.5 million on an after-tax basis, or $0.40 per diluted share) related to the plan: $7.3 million for employee relocation, $7.3 million for facility, $6.8 million for employee severance, $4.6 million for employee recruiting and $1.0 million for other costs. A tax benefit of $10.5 million associated with the costs was recorded during the thirty-nine weeks ended November 1, 2008.

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

Note 6	Business Segment Information

Applicable business segment information is as follows for the periods ended October 31, 2009 and November 1, 2008:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended October 31, 2009

External sales	$389,212	$169,874	$66,549	$–	$625,635
Intersegment sales	442	49,689	–	–	50,131
Operating earnings (loss)	28,563	16,596	(1,364)	(9,458)	34,337
Operating segment assets	461,468	262,358	83,633	132,276	939,735

Thirteen Weeks Ended November 1, 2008

External sales	$362,667	$203,372	$65,618	$–	$631,657
Intersegment sales	462	53,594	–	–	54,056
Operating earnings (loss)	20,021	18,477	(3,015)	(22,362)	13,121
Operating segment assets	471,847	398,533	97,306	139,802	1,107,488

Thirty-nine Weeks Ended October 31, 2009

External sales	$1,020,919	$480,725	$174,352	$–	$1,675,996
Intersegment sales	1,554	147,247	–	–	148,801
Operating earnings (loss)	30,757	30,391	(11,892)	(27,064)	22,192

Thirty-nine Weeks Ended November 1, 2008

External sales	$1,007,680	$561,104	$186,583	$–	$1,755,367
Intersegment sales	1,576	134,386	–	–	135,962
Operating earnings (loss)	38,874	38,752	(10,813)	(34,985)	31,828

The Other segment includes corporate assets and administrative and other costs and recoveries which are not allocated to the operating units.

During the thirteen weeks and thirty-nine weeks ended October 31, 2009, operating loss for the Other segment included expenses of $2.1 million and $6.7 million, respectively, related to the Company’s information technology initiatives. The operating earnings of the Company’s Wholesale Operations segment included expenses of $0.1 million for the thirteen weeks and thirty-nine weeks ended October 31, 2009 related to its information technology initiatives.

During the thirteen weeks and thirty-nine weeks ended November 1, 2008, the operating loss of the Other segment included charges related to the headquarters consolidation of $15.6 million and $27.0 million, respectively. Also included within the operating loss of the Other segment were environmental insurance recoveries, net of associated fees and costs, of $10.2 million during the thirty-nine weeks ended November 1, 2008 and information technology initiatives expenses of $0.9 million and $1.4 million during the thirteen weeks and thirty-nine weeks ended, respectively, November 1, 2008.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Operating earnings	$34,337	$13,121	$22,192	$31,828
Interest expense	(5,029)	(4,137)	(15,192)	(12,398)
Interest income	52	508	340	1,550
Earnings before income taxes	$29,360	$9,492	$7,340	$20,980

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	October 31, 2009	November 1, 2008	January 31, 2009

Famous Footwear	$2,800	$6,279	$2,800
Wholesale Operations	75,919	191,408	81,000
Specialty Retail	200	13,321	200
	$78,919	$211,008	$84,000

Famous Footwear
The impairment of goodwill during the fourth quarter of 2008, as described below, resulted in a decline in goodwill and intangible assets for the Famous Footwear segment from November 1, 2008 to January 31, 2009 and October 31, 2009.

Wholesale Operations
The significant decline in the goodwill and intangible assets of the Wholesale Operations segment from November 1, 2008 to January 31, 2009 and October 31, 2009 was primarily the result of the impairment of goodwill and intangible assets during the fourth quarter of 2008, as described below, and ongoing amortization of licensed and owned trademarks. These were partially offset during the fourth quarter of 2008, as the Company acquired goodwill of $3.8 million and an intangible asset related to an owned trademark of $16.8 million in connection with the consolidation of Edelman Shoe, Inc.

Specialty Retail
The decline in the goodwill and intangible assets of the Company’s Specialty Retail segment from November 1, 2008 to January 31, 2009 and October 31, 2009 was primarily due to an impairment of goodwill (described below) and changes in the Canadian dollar exchange rate, partially offset by an additional investment in Shoes.com of $3.6 million during the fourth quarter of 2008.

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

In total, during the fourth quarter of 2008, the Company recorded non-cash impairment charges for goodwill and intangible assets of $149.2 million ($119.2 million on an after-tax basis, or $2.87 per diluted share). The Company’s Wholesale Operations, Specialty Retail and Famous Footwear segments incurred charges of $120.8 million, $16.6 million and $3.5 million, respectively, related to the impairment of goodwill and its Wholesale Operations segment incurred $8.2 million in impairment charges for intangible assets. For the Wholesale Operations segment, the goodwill impaired was primarily related to goodwill associated with the acquisition of Bennett. The goodwill impaired for the Company’s Specialty Retail and Famous Footwear segments were primarily related to goodwill associated with the acquisition of Shoes.com and goodwill associated with the acquisition of retail stores, respectively.

Note 8	Share-Based Compensation

During the third quarter of 2009, the Company granted 10,500 stock options to certain employees with a weighted-average exercise price and grant date fair value of $9.18 and $4.64, respectively.  These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years. Compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company did not grant any performance share awards during the third quarter of 2009. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The performance share awards may pay out at a maximum of 150% of the target number of shares.  Compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company also granted 5,500 restricted shares to certain employees with a weighted-average grant date fair value of $9.18 per share during the third quarter of 2009.  The restricted shares granted to employees vest in four years and compensation expense will be recognized on a straight-line basis over the four-year period.

The Company also granted 2,600 restricted shares to directors with a weighted-average grant date fair value of $9.62 per share during the third quarter of 2009. The restricted shares granted vested and compensation expense was fully recognized during the third quarter of 2009.

The Company recognized share-based compensation expense of $1.2 million and $1.3 million during the thirteen weeks and $3.2 million and $1.0 million during the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

The Company issued 11,308 shares and 611,662 shares of common stock during the thirteen weeks and thirty-nine weeks ended October 31, 2009, respectively, for grants to employees and directors. During the thirteen weeks and thirty-nine weeks ended October 31, 2009, the Company cancelled 2,250 shares and 55,439 shares, respectively, of common stock as a result of forfeitures of restricted stock awards.

Note 9	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit (income) cost for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Service cost	$1,698	$1,992	$–	$–
Interest cost	2,896	2,722	55	64
Expected return on assets	(4,884)	(4,683)	–	–
Settlement cost	–	65	–	–
Special termination benefits	–	3	–	–
Amortization of:
Actuarial loss (gain)	32	57	(21)	(2)
Prior service income	(3)	(6)	–	–
Net transition asset	(35)	(35)	–	–
Total net periodic benefit (income) cost	$(296)	$115	$34	$62

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Service cost	$5,091	$5,979	$–	$–
Interest cost	8,675	8,175	164	193
Expected return on assets	(14,641)	(14,062)	–	–
Settlement cost	127	204	–	–
Special termination benefits	–	9	–	–
Amortization of:
Actuarial loss (gain)	88	174	(63)	(7)
Prior service income	(9)	(17)	–	–
Net transition asset	(100)	(111)	–	–
Total net periodic benefit (income) cost	$(769)	$351	$101	$186

Note 10	Long-Term and Short-Term Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of October 31, 2009.

At October 31, 2009, the Company had $50.0 million in borrowings outstanding and $10.6 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $319.4 million as of October 31, 2009.

Senior Notes
In April 2005, the Company issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 31, 2009, the Company was in compliance with all covenants relating to the Senior Notes.

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

Derivative instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through November 2010. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the third quarter and first nine months of 2009 was not material.

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

As of October 31, 2009, the Company had forward contracts maturing at various dates through November 2010. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	Contract Amount October 31, 2009 (1)
Currency
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$15,363
Chinese yuan	11,898
Euro	4,926
Japanese yen	1,889
New Taiwanese dollars	1,341
Other currencies	674
$36,091
(1) All currencies contain various maturity dates through 2010

As of October 31, 2009, the fair values of derivative instruments included within the condensed consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$283	Accrued expenses	$781

For the thirteen weeks ended October 31, 2009, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

			Amount of Gain/(Loss)
($ in thousands)	Amount of Gain/(Loss)		Reclassified from
	Recognized in OCI on	Location of Gain/(Loss)	Accumulated OCI into
	Derivatives	Reclassified from	Earnings
Derivatives in Cash Flow	Thirteen Weeks Ended	Accumulated OCI into	Thirteen Weeks Ended
Hedging Relationships:	October 31, 2009	Earnings	October 31, 2009 (1)
Foreign exchange forward contracts	$(113)	Net sales	$22
Foreign exchange forward contracts	46	Cost of goods sold	66
Foreign exchange forward contracts	237	Selling and administrative expenses	(69)
Foreign exchange forward contracts	13	Interest expense	1
(1)	For the thirteen weeks ended October 31, 2009, the Company recorded in the condensed consolidated statement of earnings an immaterial amount of ineffectiveness from cash flow hedges.

For the thirty-nine weeks ended October 31, 2009, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

			Amount of Gain
($ in thousands)	Amount of Loss		Reclassified from
	Recognized in OCI on	Location of Gain/(Loss)	Accumulated OCI into
	Derivatives	Reclassified from	Earnings
Derivatives in Cash Flow	Thirty-nine Weeks Ended	Accumulated OCI into	Thirty-nine Weeks Ended
Hedging Relationships:	October 31, 2009	Earnings	October 31, 2009 (1)
Foreign exchange forward contracts	$(121)	Net sales	$67
Foreign exchange forward contracts	(1,384)	Cost of goods sold	78
Foreign exchange forward contracts	(85)	Selling and administrative expenses	62
Foreign exchange forward contracts	(19)	Interest expense	1
(1)	For the thirty-nine weeks ended October 31, 2009, the Company recorded in the condensed consolidated statement of earnings an immaterial amount of ineffectiveness from cash flow hedges.

All but an immaterial portion of the gains and losses currently included within accumulated other comprehensive (loss) income associated with our foreign exchange forward contracts is expected to be reclassified into our net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 2 and Note 12 to the condensed consolidated financial statements.

Note 12	Fair Value Measurements

Fair Value Hierarchy

FASB guidance on fair value measurements and disclosures specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (“observable inputs”) or reflect the Company’s own assumptions of market participant valuation (“unobservable inputs”). In accordance with the fair value guidance, the hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Classification of the financial or non-financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Measurement of Fair Value

The Company measures fair value as an exit price, the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date, using the procedures described below for all financial and non-financial assets and liabilities measured at fair value.

Money Market Funds
The Company has cash equivalents consisting of short-term money market funds backed by U.S. Treasury securities. The primary objective of these investing activities is to preserve its capital for the purpose of funding operations and it does not enter into money market funds for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2009:

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3

Asset (Liability)
Cash equivalents – money market funds	$15,000	$15,000	$–	$–
Non-qualified deferred compensation plan assets	927	927	–	–
Non-qualified deferred compensation plan liabilities	(927)	(927)	–	–
Derivative financial instruments, net	(498)	–	(498)	–

Store Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. Long-lived store assets held and used with a carrying amount of $67.1 million were written down to their fair value, resulting in an impairment charge of $0.8 million, which was recorded within selling and administrative expenses for the thirteen weeks ended October 31, 2009. Of the $0.8 million impairment charge, $0.5 million related to the Specialty Retail segment and $0.3 million related to the Famous Footwear segment. Impairment charges of $2.9 million were recorded within selling and administrative expenses for the thirty-nine weeks ended October 31, 2009, of which $2.3 million related to the Famous Footwear segment and $0.6 million related to the Specialty Retail segment.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	October 31, 2009		November 1, 2008		January 31, 2009
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$50,000	$50,000	$24,000	$24,000	$112,500	$112,500
Senior Notes	150,000	147,750	150,000	121,875	150,000	116,250

The fair value of borrowings under the revolving credit agreement approximated their carrying value due to the short-term nature and the fair value of the Company’s Senior Notes was based upon quoted prices as of the end of the respective periods.

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

As a part of the Company’s qualitative and quantitative analyses, it determined that Edelman Shoe is a variable interest entity (“VIE”), for which the Company is the primary beneficiary; therefore, the Company’s condensed consolidated financial statements include the accounts of Edelman Shoe beginning November 3, 2008. The Company determined that it is the primary beneficiary as it absorbs the majority of the entity's expected losses. Prior to consolidation, the Company accounted for the investment in accordance with the equity method. The Company’s variable interests in Edelman Shoe include the equity investments described above and amounts payable to and receivable from Edelman Shoe. At October 31, 2009, Edelman Shoe had assets of approximately $6.4 million and liabilities of approximately $3.1 million. During the thirteen weeks and thirty-nine weeks ended October 31, 2009, Edelman Shoe had net sales of approximately $5.0 million and $32.9 million, respectively.

Note 14	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks and thirty-nine weeks ended October 31, 2009, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.0 million and $1.8 million, respectively, of Naturalizer footwear on a wholesale basis to Hongguo, with $2.2 million and $4.2 million in corresponding sales during the thirteen weeks and thirty-nine weeks ended November 1, 2008.

Edelman Shoe, Inc.
A consolidated subsidiary of the Company sold footwear to Edelman Shoe on a wholesale basis, which was then sold by Edelman Shoe to department stores and independent specialty stores across the country.  During the thirteen weeks and thirty-nine weeks ended November 1, 2008, this consolidated subsidiary of the Company sold $3.7 million and $9.7 million, respectively, of footwear on a wholesale basis to Edelman Shoe, prior to consolidation. Beginning in the fourth quarter of 2008, Edelman Shoe is included within the Company’s condensed consolidated financial statements. Accordingly, all intercompany sales activity is eliminated.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring will be used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.6 million as of October 31, 2009. The Company expects to spend approximately $0.2 million in each of the next five years and $15.6 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediations through October 31, 2009 are $22.0 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at October 31, 2009, is $8.1 million, of which $1.2 million is accrued within accrued expenses and $6.9 million is accrued within other liabilities. Of the total $8.1 million reserve, $5.0 million is for on-site remediation and $3.1 million is for off-site remediation. During the thirteen weeks and thirty-nine weeks ended October 31, 2009 and November 1, 2008 the Company recorded no expense related to either the on-site or off-site remediation, other than the accretion of interest expense.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.9 million at October 31, 2009, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.8 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.8 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $10.0 million as of October 31, 2009, to complete the cleanup, maintenance and monitoring at all sites. Of the $10.0 million liability, $1.4 million is included in accrued expenses and $8.6 million is included in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $2.2 million as of October 31, 2009. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At October 31, 2009, the Company was contingently liable for remaining lease commitments of approximately $1.9 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$(2,975)	$10,582	$26,495	$–	$34,102
Receivables	72,571	1,603	10,710	–	84,884
Inventories	52,361	395,449	2,346	–	450,156
Prepaid expenses and other current assets	22,405	3,850	(1,139)	–	25,116
Total current assets	144,362	411,484	38,412	–	594,258
Other assets	148,761	17,174	30,288	–	196,223
Property and equipment, net	26,114	119,296	3,844	–	149,254
Investment in subsidiaries	669,360	82,239	–	(751,599)	–
Total assets	$988,597	$630,193	$72,544	$(751,599)	$939,735

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$50,000	$–	$–	$–	$50,000
Trade accounts payable	29,676	94,682	12,619	–	136,977
Accrued expenses	59,667	61,240	7,429	–	128,336
Total current liabilities	139,343	155,922	20,048	–	315,313
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	24,266	40,377	6,182	–	70,825
Intercompany payable (receivable)	280,769	(235,466)	(45,303)	–	–
Total other liabilities	455,035	(195,089)	(39,121)	–	220,825
Equity
Brown Shoe Company, Inc. shareholders’ equity	394,219	669,360	82,239	(751,599)	394,219
Noncontrolling interests	–	–	9,378	–	9,378
Total equity	394,219	669,360	91,617	(751,599)	403,597
Total liabilities and equity	$988,597	$630,193	$72,544	$(751,599)	$939,735

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED OCTOBER 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$169,606	$459,113	$48,089	$(51,173)	$625,635
Cost of goods sold	125,712	253,692	38,461	(51,173)	366,692
Gross profit	43,894	205,421	9,628	–	258,943
Selling and administrative expenses	40,523	178,019	3,842	–	222,384
Restructuring and other special charges, net	2,112	–	110	–	2,222
Equity in (earnings) loss of subsidiaries	(17,613)	(2,960)	–	20,573	–
Operating earnings (loss)	18,872	30,362	5,676	(20,573)	34,337
Interest expense	(4,950)	–	(79)	–	(5,029)
Interest income	–	3	49	–	52
Intercompany interest income (expense)	1,372	(1,703)	331	–	–
Earnings (loss) before income taxes	15,294	28,662	5,977	(20,573)	29,360
Income tax benefit (provision)	1,006	(11,049)	(2,313)	–	(12,356)
Net earnings (loss)	$16,300	$17,613	$3,664	$(20,573)	$17,004
Less: Net earnings attributable to noncontrolling interests	–	–	704	–	704
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$16,300	$17,613	$2,960	$(20,573)	$16,300

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$441,646	$1,206,343	$177,583	$(149,576)	$1,675,996
Cost of goods sold	338,500	676,275	140,050	(149,576)	1,005,249
Gross profit	103,146	530,068	37,533	–	670,747
Selling and administrative expenses	110,988	511,255	19,478	–	641,721
Restructuring and other special charges, net	6,724	–	110	–	6,834
Equity in (earnings) loss of subsidiaries	(21,118)	(14,055)	–	35,173	–
Operating earnings (loss)	6,552	32,868	17,945	(35,173)	22,192
Interest expense	(14,953)	(1)	(238)	–	(15,192)
Interest income	1	34	305	–	340
Intercompany interest income (expense)	4,265	(5,136)	871	–	–
(Loss) earnings before income taxes	(4,135)	27,765	18,883	(35,173)	7,340
Income tax benefit (provision)	8,587	(6,647)	(3,563)	–	(1,623)
Net earnings (loss)	$4,452	$21,118	$15,320	$(35,173)	$5,717
Less: Net earnings attributable to noncontrolling interests	–	–	1,265	–	1,265
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$4,452	$21,118	$14,055	$(35,173)	$4,452

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$6,172	$15,843	$36,251	$–	$58,266

Investing activities
Purchases of property and equipment	(1,888)	(19,294)	(1,019)	–	(22,201)
Capitalized software	(16,658)	(1,232)	(34)	–	(17,924)
Net cash used for investing activities	(18,546)	(20,526)	(1,053)	–	(40,125)

Financing activities
Borrowings under revolving credit agreement	644,400	–	–	–	644,400
Repayments under revolving credit agreement	(706,900)	–	–	–	(706,900)
Tax impact of share-based plans	(31)	–	–	–	(31)
Dividends paid	(9,007)	–	–	–	(9,007)
Intercompany financing	80,937	(8,168)	(72,769)	–	–
Net cash provided by (used for) financing activities	9,399	(8,168)	(72,769)	–	(71,538)
Effect of exchange rate changes on cash	–	599	–	–	599

Decrease in cash and cash equivalents	(2,975)	(12,252)	(37,571)	–	(52,798)
Cash and cash equivalents at beginning of period	–	22,834	64,066	–	86,900
Cash and cash equivalents at end of period	$(2,975)	$10,582	$26,495	$–	$34,102

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$22,834	$64,066	$–	$86,900
Receivables	43,705	4,417	36,130	–	84,252
Inventories	91,669	362,299	12,034	–	466,002
Prepaid expenses and other current assets	29,810	12,915	1,564	–	44,289
Total current assets	165,184	402,465	113,794	–	681,443
Other assets	143,011	12,951	31,175	–	187,137
Property and equipment, net	31,102	122,310	4,039	–	157,451
Investment in subsidiaries	647,979	68,062	–	(716,041)	–
Total assets	$987,276	$605,788	$149,008	$(716,041)	$1,026,031

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$112,500	$–	$–	$–	$112,500
Trade accounts payable	30,948	88,109	33,282	–	152,339
Accrued expenses	76,629	55,144	5,534	–	137,307
Total current liabilities	220,077	143,253	38,816	–	402,146
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,263	41,854	6,554	–	71,671
Intercompany payable (receivable)	199,832	(227,298)	27,466	–	–
Total other liabilities	373,095	(185,444)	34,020	–	221,671
Equity
Brown Shoe Company, Inc. shareholders’ equity	394,104	647,979	68,062	(716,041)	394,104
Noncontrolling interests	–	–	8,110	–	8,110
Total equity	394,104	647,979	76,172	(716,041)	402,214
Total liabilities and equity	$987,276	$605,788	$149,008	$(716,041)	$1,026,031

CONDENSED CONSOLIDATING BALANCE SHEET AS OF NOVEMBER 1, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$19,145	$16,832	$–	$35,977
Receivables	70,512	2,729	26,374	–	99,615
Inventories	56,944	409,510	2,884	–	469,338
Prepaid expenses and other current assets	15,492	8,113	508	–	24,113
Total current assets	142,948	439,497	46,598	–	629,043
Other assets	276,388	28,708	11,096	–	316,192
Investment in nonconsolidated affiliate	–	–	6,472	–	6,472
Property and equipment, net	31,119	120,613	4,049	–	155,781
Investment in subsidiaries	682,758	73,622	–	(756,380)	–
Total assets	$1,133,213	$662,440	$68,215	$(756,380)	$1,107,488

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$24,000	$–	$–	$–	$24,000
Trade accounts payable	27,396	119,972	20,905	–	168,273
Accrued expenses	52,199	60,305	3,968	–	116,472
Total current liabilities	103,595	180,277	24,873	–	308,745
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	60,741	26,040	180	–	86,961
Intercompany payable (receivable)	258,763	(226,635)	(32,128)	–	–
Total other liabilities	469,504	(200,595)	(31,948)	–	236,961
Equity
Brown Shoe Company, Inc. shareholders’ equity	560,114	682,758	73,622	(756,380)	560,114
Noncontrolling interests	–	–	1,668	–	1,668
Total equity	560,114	682,758	75,290	(756,380)	561,782
Total liabilities and equity	$1,133,213	$662,440	$68,215	$(756,380)	$1,107,488

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED NOVEMBER 1, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$182,201	$434,114	$70,069	$(54,727)	$631,657
Cost of goods sold	137,454	241,606	58,833	(54,727)	383,166
Gross profit	44,747	192,508	11,236	–	248,491
Selling and administrative expenses	39,024	175,858	4,183	–	219,065
Restructuring and other special charges, net	16,503	–	–	–	16,503
Equity in net earnings of nonconsolidated affiliate	–	–	(198)	–	(198)
Equity in (earnings) loss of subsidiaries	(16,476)	(7,404)	–	23,880	–
Operating earnings (loss)	5,696	24,054	7,251	(23,880)	13,121
Interest expense	(4,135)	–	(2)	–	(4,137)
Interest income	8	160	340	–	508
Intercompany interest income (expense)	1,324	(1,573)	249	–	–
Earnings (loss) before income taxes	2,893	22,641	7,838	(23,880)	9,492
Income tax benefit (provision)	7,505	(6,165)	(488)	–	852
Net earnings (loss)	$10,398	$16,476	$7,350	$(23,880)	$10,344
Less: Net loss attributable to noncontrolling interests	–	–	(54)	–	(54)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$10,398	$16,476	$7,404	$(23,880)	$10,398

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$463,667	$1,211,236	$217,837	$(137,373)	$1,755,367
Cost of goods sold	349,318	672,760	182,212	(137,373)	1,066,917
Gross profit	114,349	538,476	35,625	–	688,450
Selling and administrative expenses	112,322	504,332	21,549	–	638,203
Restructuring and other special charges, net	18,250	–	–	–	18,250
Equity in net loss of nonconsolidated affiliate	–	–	169	–	169
Equity in (earnings) loss of subsidiaries	(35,373)	(15,009)	–	50,382	–
Operating earnings (loss)	19,150	49,153	13,907	(50,382)	31,828
Interest expense	(12,398)	–	–	–	(12,398)
Interest income	89	567	894	–	1,550
Intercompany interest income (expense)	4,187	(4,965)	778	–	–
Earnings (loss) before income taxes	11,028	44,755	15,579	(50,382)	20,980
Income tax benefit (provision)	8,782	(9,382)	(1,159)	–	(1,759)
Net earnings (loss)	$19,810	$35,373	$14,420	$(50,382)	$19,221
Less: Net loss attributable to noncontrolling interests	–	–	(589)	–	(589)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$19,810	$35,373	$15,009	$(50,382)	$19,810

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(6,763)	$24,940	$23,336	$–	$41,513

Investing activities
Purchases of property and equipment	(3,763)	(43,037)	(768)	–	(47,568)
Capitalized software	(10,886)	(2,625)	(82)	–	(13,593)
Net cash used for investing activities	(14,649)	(45,662)	(850)	–	(61,161)

Financing activities
Borrowings under revolving credit agreement	369,000	–	–	–	369,000
Repayments under revolving credit agreement	(360,000)	–	–	–	(360,000)
Proceeds from stock options exercised	313	–	–	–	313
Tax benefit related to share-based plans	118	–	–	–	118
Dividends (paid) received	(8,891)	7,105	(7,105)	–	(8,891)
Intercompany financing	20,872	13,461	(34,333)	–	–
Net cash provided by (used for) financing activities	21,412	20,566	(41,438)	–	540
Effect of exchange rate changes on cash	–	(4,716)	–	–	(4,716)

Decrease in cash and cash equivalents	–	(4,872)	(18,952)	–	(23,824)
Cash and cash equivalents at beginning of period	–	24,017	35,784	–	59,801
Cash and cash equivalents at end of period	$–	$19,145	$16,832	$–	$35,977

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Overall, we are pleased with the progress in the third quarter, as the Company delivered better than expected sales and earnings in a difficult business climate. We feel we developed and executed strategies for the third quarter to offer trend-right product, enhanced the store experience and we launched our largest branding initiative in history at Famous Footwear during a peak shopping period, which positioned us to deliver a strong back-to-school selling season at Famous Footwear. We also continue to make significant progress on our information technology initiatives.

The following is a summary of the financial highlights for the third quarter of 2009:

•
Consolidated net sales declined $6.1 million, or 1.0%, to $625.6 million for the third quarter of 2009, compared to $631.7 million for the third quarter of last year. Net sales of our Wholesale Operations segment decreased by $33.5 million, which was partially offset by increases in net sales of our Famous Footwear and Specialty Retail segments of $26.5 million and $0.9 million, respectively.

•	Consolidated operating earnings increased $21.2 million, or 161.7%, to $34.3 million for the third quarter of 2009, compared to $13.1 million for the third quarter of last year.

•
Consolidated net earnings attributable to Brown Shoe Company, Inc. were $16.3 million, or $0.38 per diluted share, in the third quarter of 2009, compared to $10.4 million, or $0.25 per diluted share, in the third quarter of last year.

There were several items that impacted our third quarter operating results in 2009 and 2008 that should be considered in evaluating the comparability of our results. These items include:

•
Information technology initiatives – We incurred expenses of $2.2 million ($1.4 million on an after-tax basis, or $0.04 per diluted share) during the third quarter of 2009, related to our integrated enterprise resource planning (“ERP”) information technology system that will replace select existing internally developed and certain other third-party applications, with $0.9 million ($0.6 million on an after-tax basis, or $0.01 per diluted share) in corresponding expenses during the third quarter of last year. See the Recent Developments section that follows and Note 5 to the condensed consolidated financial statements for additional information related to these expenses.

•
Headquarters consolidation – We incurred costs of $15.6 million ($9.5 million on an after-tax basis, or $0.23 per diluted share) during the third quarter of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the third quarter of 2009. These costs included employee-related costs for relocation, recruiting and severance as well as facility and other costs. See Note 5 to the condensed consolidated financial statements for additional information related to these charges.

•
Incentive plans – Our selling and administrative expenses were higher by $6.0 million during the third quarter of 2009, as compared to the third quarter of last year, due to changes in expected payments under our incentive plans.

Following is a summary of our operating results in the third quarter of 2009 by segment and the status of our balance sheet. See Note 6 to the condensed consolidated financial statements for additional information regarding our business segments:

•
Our Famous Footwear segment’s net sales increased 7.3% to $389.2 million for the third quarter of 2009, compared to $362.7 million for the third quarter of last year. Same-store sales increased 4.7% during the third quarter of 2009, reflecting higher traffic levels in our stores. An increase in store count also contributed to the increase in net sales. Operating earnings increased $8.6 million, or 42.7%, to $28.6 million for the third quarter of 2009, as compared to $20.0 million for the third quarter of last year, driven primarily by higher net sales, partially offset by higher selling and retail facilities expenses as a result of the higher net sales volume and increase in store count, higher incentive plan costs due to changes in expected payouts and a slightly lower gross profit rate. As a percent of net sales, operating earnings increased to 7.3% for the third quarter of 2009, compared to 5.5% for the third quarter of last year.

•
Our Wholesale Operations segment’s net sales decreased 16.5% to $169.9 million for the third quarter of 2009, compared to $203.4 million for the third quarter of last year. With some exceptions, the challenging retail environment continued to soften demand for most of our brands. Although we had sales growth in our Sam Edelman (Edelman Shoe, Inc. was first consolidated during the fourth quarter of 2008), Carlos by Carlos Santana, Via Spiga and LifeStride divisions as well as initial sales of Fergie/Fergalicious and Vera Wang Lavender divisions, this growth did not offset sales declines from our other divisions including primarily our Women’s Specialty (composed of private brands and private label business), Naturalizer, Children’s and Specialty Athletic, Franco Sarto and Dr. Scholl’s divisions. An increased mix of higher-margin branded sales accompanied by an increased mix of our wholesale brands being sold through our retail channels led to a higher gross profit rate. Operating earnings decreased $1.9 million, or 10.2%, to $16.6 million for the third quarter of 2009, compared to $18.5 million for the third quarter of last year, as a result of lower net sales, partially offset by an increase in gross profit rate and a decline in selling and administrative expenses. As a percent of net sales, operating earnings increased to 9.8% for the third quarter of 2009, compared to 9.1% for the third quarter of last year.

•
Our Specialty Retail segment’s net sales increased 1.4% to $66.5 million for the third quarter of 2009, compared to $65.6 million for the third quarter of last year. A same-store sales increase of 4.1% in our retail stores and an increase in the Canadian dollar exchange rate, partially offset by lower net sales at Shoes.com, led to an overall increase in net sales. We incurred an operating loss of $1.4 million for the third quarter of 2009, compared to an operating loss of $3.0 million for the third quarter of last year. The improvement in our operating loss was primarily a result of an increase in net sales and a higher gross profit rate, partially offset by an increase in our selling and administrative expenses.

Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, increased to 33.1% at October 31, 2009, compared to 23.6% at November 1, 2008, primarily due to a decline in total Brown Shoe Company, Inc. shareholders’ equity as a result of the net loss attributable to Brown Shoe Company, Inc. in 2008 and our $26.0 million increase in borrowings under our revolving credit agreement. Our debt-to-capital ratio decreased from 39.5% at January 31, 2009 primarily due to the $62.5 million decline in borrowings under our revolving credit agreement. Our current ratio, the relationship of current assets to current liabilities, was 1.88 to 1 at October 31, 2009, compared to 2.04 to 1 at November 1, 2008 and 1.69 to 1 at January 31, 2009. Inventories at October 31, 2009 were $450.2 million, down from $469.3 million at the end of the third quarter last year, primarily due to a decrease in inventories for Shoes.com which resulted from a focus on the clearing of aged goods and the continued shift in our Shoes.com business model to drop ship product versus maintaining owned inventory on hand, a decrease in the inventories of our Wholesale Operations segment by 9.4% and a decrease in average per store inventories at both our North American Specialty Retail and Famous Footwear stores.

Recent Developments

Information Technology Initiatives
During 2008, we announced plans to implement an integrated ERP information technology system provided by third-party vendors. The ERP information technology system will replace select existing internally developed and certain other third-party applications, and is expected to support our business model. We anticipate the implementation will enhance our profitability and deliver increased shareholder value through improved management and execution of our business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and is expected to continue through 2011. We incurred expenses of $2.2 million ($1.4 million on an after-tax basis, or $0.04 per diluted share) and $6.8 million ($4.4 million on an after-tax basis, or $0.10 per diluted share) during the third quarter and first nine months of 2009, respectively. We incurred expenses of $0.9 million ($0.6 million on an after-tax basis, or $0.01 per diluted share) and $1.4 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) during the third quarter and first nine months of last year, respectively. We incurred $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during the full year of 2008 related to these initiatives.

Outlook for the Remainder of 2009
Looking ahead, we expect conditions to remain challenging across retail. While consumer shopping habits have shifted as a result of the macroeconomic environment, with purchases being made closer to need, our strategies will remain consistent as we believe they will drive the desired outcome. Further, we continue to focus on managing effectively the fundamentals that we control, including: managing our balance sheet, tightening control over expenses and continually evaluating our planned capital expenditures and store portfolio. We anticipate that net sales will increase slightly in the fourth quarter of 2009 as compared to the fourth quarter of 2008. We also expect that the same-store sales of our retail businesses will be flat to up slightly for the fourth quarter of 2009. For our wholesale business, we expect a net sales increase in the fourth quarter of 2009 as compared to the fourth quarter of 2008. We believe that our brands are well positioned in the marketplace and we will continue to focus on our liquidity and capital management, balance sheet management, expense disciplines and investment in brands and other portions of our business that are expected to drive our future growth and provide the foundation for future success.

Following are the consolidated results and the results by segment for the thirteen weeks and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2009		November 1, 2008		October 31, 2009		November 1, 2008
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$625.6	100.0%	$631.7	100.0%	$1,676.0	100.0%	$1,755.4	100.0%
Cost of goods sold	366.7	58.6%	383.2	60.7%	1,005.3	60.0%	1,066.9	60.8%
Gross profit	258.9	41.4%	248.5	39.3%	670.7	40.0%	688.5	39.2%
Selling and administrative expenses	222.4	35.5%	219.1	34.7%	641.7	38.3%	638.2	36.4%
Restructuring and other special charges, net	2.2	0.4%	16.5	2.5%	6.8	0.4%	18.3	1.0%
Equity in net (earnings) loss of nonconsolidated affiliate	–	–	(0.2)	0.0%	–	–	0.2	0.0%
Operating earnings	34.3	5.5%	13.1	2.1%	22.2	1.3%	31.8	1.8%
Interest expense	(5.0)	(0.8)%	(4.1)	(0.7)%	(15.2)	(0.9)%	(12.4)	(0.7)%
Interest income	0.1	0.0%	0.5	0.1%	0.3	0.0%	1.6	0.1%
Earnings before income taxes	29.4	4.7%	9.5	1.5%	7.3	0.4%	21.0	1.2%
Income tax (provision) benefit	(12.4)	(2.0)%	0.9	0.1%	(1.5)	(0.1)%	(1.8)	(0.1)%
Net earnings	17.0	2.7%	10.4	1.6%	5.8	0.3%	19.2	1.1%
Less: Net earnings (loss) attributable to noncontrolling interests	0.7	0.1%	–	–	1.3	0.0%	(0.6)	0.0%
Net earnings attributable to Brown Shoe Company, Inc.	$16.3	2.6%	$10.4	1.6%	$4.5	0.3%	$19.8	1.1%

Net Sales
Net sales decreased $6.1 million, or 1.0%, to $625.6 million for the third quarter of 2009, compared to $631.7 million for the third quarter of last year. Our Wholesale Operations segment reported a $33.5 million decline, primarily related to retailers reducing inventory levels across our channels of distribution in response to weak consumer spending as well as the continued decline in our private label business. The significant decline in net sales of our Wholesale Operations segment was partially offset by increases in net sales of our Famous Footwear and Specialty Retail segments. Our Famous Footwear segment reported a $26.5 million increase in net sales, reflecting a 4.7% same-store sales increase and a higher store count in the current period. The net sales of our Specialty Retail segment increased by $0.9 million, due to a 4.1% same-store sales increase in our retail stores and an increase in the Canadian dollar exchange rate, partially offset by lower net sales at Shoes.com.

Net sales decreased $79.4 million, or 4.5%, to $1,676.0 million in the first nine months of 2009, compared to $1,755.4 million in the first nine months of last year. Our Wholesale Operations and Specialty Retail segments reported declines in net sales, while Famous Footwear reported an increase in net sales. Our Wholesale Operations segment reported an $80.4 million decline, as a result of the same issues described above for the third quarter. The net sales of our Specialty Retail segment declined by $12.2 million, due to a reduction in net sales at Shoes.com, a decline in the Canadian dollar exchange rate and a same-store sales decline of 1.2% in our retail stores, partially offset by an increase in net sales from our net new and closed stores. Our Famous Footwear segment’s net sales increased by $13.2 million, reflecting a higher store count in the current period, partially offset by a same-store sales decline of 2.1%.

Gross Profit
Gross profit increased $10.4 million, or 4.2%, to $258.9 million for the third quarter of 2009, compared to $248.5 million in the third quarter of last year, resulting from an increase in our gross profit rate, partially offset by lower net sales. As a percent of net sales, our gross profit increased to 41.4% for the third quarter of 2009 from 39.3% for the third quarter of last year. The increase in our gross profit rate was primarily driven by our Wholesale Operations segment as a result of an increased mix of higher-margin branded sales accompanied by an increased mix of our wholesale brands being sold through our retail channels. An increase in mix of the Company’s retail business, which generates a higher gross profit rate than wholesale also contributed to the increase in gross profit rate. In addition, our Specialty Retail segment also contributed to the increase in gross profit rate as the segment experienced higher average prices, lower product costs and lower markdowns for our retail stores and more targeted promotions and lower freight expenses for Shoes.com.

Gross profit decreased $17.8 million, or 2.6%, to $670.7 million for the first nine months of 2009, compared to $688.5 million in the first nine months of last year due to a decline in net sales, partially offset by an increase in gross profit rate. As a percent of net sales, our gross profit rate increased to 40.0% for the first nine months of 2009 from 39.2% for the first nine months last year. The increase in our gross profit rate was primarily driven by our Wholesale Operations segment as a result of the same factors described above for the third quarter and an increase in the gross profit rate of Shoes.com as a result of lower markdowns and lower freight expenses. In addition, we experienced an increase in mix of the Company’s retail business, which generates a higher gross profit rate than wholesale. Increased promotional activity in our Famous Footwear segment resulted in a lower gross profit rate for the segment, which partially offset the increases described above.

We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.3 million, or 1.5%, to $222.4 million for the third quarter of 2009, compared to $219.1 million in the third quarter of last year. The increase was primarily related to an increase of $6.0 million in expected payments under our incentive plans, the consolidation of Edelman Shoe, Inc. and the increase in retail facilities costs associated with operating ten more Famous Footwear stores and the fact that the 21 Famous Footwear store closings in the third quarter of 2009 were operated through a majority of the quarter. This was partially offset by savings as a result of our expense and capital containment initiatives implemented at the beginning of the year and a decline in marketing expenses. As a percent of net sales, selling and administrative expenses increased to 35.5% for the third quarter of 2009 from 34.7% for the third quarter of last year, reflecting the factors discussed above and the de-leveraging of the expense base over lower net sales volume.

Selling and administrative expenses increased $3.5 million, or 0.6%, to $641.7 million for the first nine months of 2009, compared to $638.2 million in the first nine months of last year. The increase was primarily related to an increase in retail facilities and selling costs associated with operating more Famous Footwear stores, an increase of $7.5 million in expected payments under our incentive plans and the consolidation of Edelman Shoe, Inc. This was partially offset by a decline in marketing expenses and other savings as a result of our expense and capital containment initiatives implemented at the beginning of the year. As a percent of net sales, selling and administrative expenses increased to 38.3% for the first nine months of 2009 from 36.4% for the first nine months of last year due primarily to the factors discussed above and the de-leveraging of the expense base over lower net sales volume.

Restructuring and Other Special Charges, Net
We recorded restructuring and other special charges, net of $2.2 million for the third quarter of 2009, compared to $16.5 million in the third quarter of last year as a result of several factors, as follows (see Note 5 to the condensed consolidated financial statements for additional information related to these charges and recoveries):

•
Information technology initiatives – We incurred expenses of $2.2 million during the third quarter of 2009, related to our integrated ERP information technology system, with $0.9 million in corresponding expenses during the third quarter of last year.

•
Headquarters consolidation – We incurred costs of $15.6 million during the third quarter of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the third quarter of 2009.

We recorded restructuring and other special charges, net of $6.8 million for the first nine months of 2009, compared to $18.3 million in the first nine months of last year as a result of several factors, as follows (see Note 5 to the condensed consolidated financial statements for additional information related to these charges and recoveries):

•
Information technology initiatives – We incurred expenses of $6.8 million during the first nine months of 2009, related to our integrated ERP information technology system, with $1.4 million in corresponding expenses during the first nine months of last year.

•
Headquarters consolidation – We incurred charges of $27.0 million during the first nine months of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the first nine months of 2009.

•
Environmental insurance recoveries and charges – During the first nine months of last year, we recorded income related to environmental insurance recoveries, net of associated fees and costs, of $10.2 million, with no corresponding recoveries during the first nine months of 2009.

Equity in Net (Earnings) Loss of Nonconsolidated Affiliate
Since the time of our initial investment in Edelman Shoe, Inc. (“Edelman Shoe”) during 2007, we recorded our portion of Edelman Shoe’s operating results into our financial statements based upon the equity method of accounting, as equity in net loss of nonconsolidated affiliate. We continued to record the results of Edelman Shoe using the equity method until November 3, 2008, when we purchased additional shares of Edelman Shoe. Since that date, the results of Edelman Shoe are fully consolidated into our financial statements, with any net earnings or loss related to the noncontrolling interests reflected in the line titled Less: Net earnings (loss) attributable to noncontrolling interests on our condensed consolidated statement of earnings.  See Note 13 and Note 14 to the condensed consolidated financial statements for additional information related to Edelman Shoe.

Operating Earnings
Operating earnings increased $21.2 million, or 161.7%, to $34.3 million for the third quarter of 2009, compared to $13.1 million for the third quarter of last year, due to a decline in restructuring and other special charges, net and an increase in gross profit rate, partially offset by an increase in selling and administrative expenses and lower net sales, as described above.

Operating earnings decreased $9.6 million, or 30.3%, to $22.2 million for the first nine months of 2009, compared to $31.8 million for the first nine months of last year, due to the decline in net sales and the increase in selling and administrative expenses, partially offset by a decline in restructuring and other special charges, net and an increase in the gross profit rate, as described above.

Interest Expense
Interest expense increased $0.9 million, or 21.6%, to $5.0 million for the third quarter of 2009, compared to $4.1 million for the third quarter of last year, primarily reflecting higher average borrowings under our revolving credit agreement.

Interest expense increased $2.8 million, or 22.5%, to $15.2 million in the first nine months of 2009, compared to $12.4 million for the first nine months of last year due to the same reason described above for the third quarter.

Income Tax (Provision) Benefit
Our consolidated effective tax rate was a provision of 42.1% for the third quarter of 2009, compared to a benefit of 9.0% for the third quarter of last year, due to a greater mix of domestic earnings, which are taxed at higher rates. In addition, we received state tax incentives of $0.5 million, net of $0.3 million federal tax impact, related to our headquarters consolidation during the third quarter of last year, with no corresponding incentives during the third quarter of 2009.

Our consolidated effective tax rate was a provision of 22.1% for the first nine months of 2009, compared to 8.4% for the first nine months of last year, due to a greater mix of domestic earnings, which are taxed at higher rates. In addition, we received state tax incentives of $1.4 million, net of $0.8 million federal tax impact, during the first nine months of last year, with no corresponding incentives during the first nine months of 2009.

Net Earnings Attributable to Brown Shoe Company, Inc.
Net earnings attributable to Brown Shoe Company, Inc. increased $5.9 million, or 56.8%, to $16.3 million for the third quarter of 2009, compared to $10.4 million for the third quarter of last year as a result of the factors described above.

Net earnings attributable to Brown Shoe Company, Inc. decreased $15.3 million, or 77.5%, to $4.5 million for the first nine months of 2009, compared to $19.8 million for the first nine months of last year for the reasons discussed above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2009		November 1, 2008		October 31, 2009		November 1, 2008
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$389.2	100.0%	$362.7	100.0%	$1,020.9	100.0%	$1,007.7	100.0%
Cost of goods sold	218.1	56.0%	202.6	55.9%	579.0	56.7%	564.9	56.1%
Gross profit	171.1	44.0%	160.1	44.1%	441.9	43.3%	442.8	43.9%
Selling and administrative expenses	142.5	36.7%	140.1	38.6%	411.1	40.3%	403.9	40.0%
Operating earnings	$28.6	7.3%	$20.0	5.5%	$30.8	3.0%	$38.9	3.9%

Key Metrics
Same-store sales % change	4.7%		(5.0)%		(2.1)%		(5.1)%
Same-store sales $ change	$16.6		$(17.3)		$(20.3)		$(49.4)
Sales change from new and closed stores, net	$9.9		$19.0		$33.5		$54.6

Sales per square foot, excluding e-commerce	$48		$46		$125		$129
Square footage (thousand sq. ft.)	7,983		7,898		7,983		7,898

Stores opened	2		18		54		85
Stores closed	21		7		44		21
Ending stores	1,148		1,138		1,148		1,138

Net Sales
Net sales increased $26.5 million, or 7.3%, to $389.2 million for the third quarter of 2009, compared to $362.7 million for the third quarter of last year. Same-store sales increased 4.7% during the third quarter of 2009, reflecting higher traffic levels in our stores. A higher store count also contributed to the increase in net sales. During the third quarter of 2009, we opened two new stores and closed 21 stores, resulting in 1,148 stores and total square footage of 8.0 million at the end of the third quarter of 2009, compared to 1,138 stores and total square footage of 7.9 million at the end of the third quarter of last year. As a result of the same-store sales increase, sales per square foot increased 4.6% to $48, compared to $46 in the third quarter last year. Approximately 61% of our net sales were made to members of our customer loyalty program, Rewards, in the third quarter of 2009, compared to 60% in the third quarter of last year.

Net sales increased $13.2 million, or 1.3%, to $1,020.9 million for the first nine months of 2009, compared to $1,007.7 million for the first nine months of last year. The increase in net sales was primarily the result of a higher store count in the current period, partially offset by a same-store sales decline of 2.1% for the first nine months of 2009. The decline in same-store sales primarily reflected lower traffic levels in our stores as a result of the difficult consumer environment. As a result of the same-store sales decline, sales per square foot decreased 2.9% to $125, compared to $129 in the first nine months of last year.

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

Gross Profit
Gross profit increased $11.0 million, or 6.9%, to $171.1 million for the third quarter of 2009, compared to $160.1 million for the third quarter of last year due to the increase in net sales, partially offset by a slight decline in gross profit rate. As a percent of net sales, our gross profit was 44.0% for the third quarter of 2009, compared to 44.1% for the third quarter of last year. The slight decrease in our gross profit rate was primarily a result of increased promotional activity as we sought to maintain market share during the quarter.

Gross profit decreased $0.9 million, or 0.2%, to $441.9 million for the first nine months of 2009, compared to $442.8 million for the first nine months of last year, reflecting a lower gross profit rate, partially offset by an increase in net sales. As a percent of net sales, our gross profit was 43.3% for the first nine months of 2009, down from 43.9% for the first nine months of last year due to the increased promotional activity.

Selling and Administrative Expenses
Selling and administrative expenses increased $2.4 million, or 1.7%, to $142.5 million for the third quarter of 2009, compared to $140.1 million for the third quarter of last year. The increase was primarily attributable to higher selling and retail facilities expenses as a result of the higher net sales volume and an increase in store count. Also, we experienced higher expenses of $1.2 million in the third quarter of 2009 related to our incentive plans due to changes in our expected payments. As a percent of net sales, selling and administrative expenses have decreased to 36.7% for the third quarter of 2009, compared to 38.6% for the third quarter of last year, reflecting the above named factors and the leveraging of our expense base over the higher net sales volume.

Selling and administrative expenses increased $7.2 million, or 1.8%, to $411.1 million for the first nine months of 2009, compared to $403.9 million for the first nine months of last year. The increase was primarily due to higher retail facilities and selling expenses. In addition, we experienced higher expenses of $1.5 million in the first nine months of 2009 related to our incentive plans due to changes in expected payments. These increases were partially offset by lower marketing expenses. As a percentage of net sales, selling and administrative expenses increased to 40.3% for the first nine months of 2009 from 40.0% for the first nine months of last year, reflecting the above named factors and the leveraging of our expense base over the higher net sales volume.

Operating Earnings
Operating earnings increased $8.6 million, or 42.7%, to $28.6 million for the third quarter of 2009, compared to $20.0 million for the third quarter of last year, reflecting higher net sales, partially offset by higher selling and administrative expenses as described above. As a percent of net sales, operating earnings increased to 7.3% for the third quarter of 2009, compared to 5.5% for the third quarter of last year.

Operating earnings decreased $8.1 million, or 20.9%, to $30.8 million for the first nine months of 2009, compared to $38.9 million for the first nine months of last year. The decrease was driven by our higher selling and administrative expenses and our lower gross profit rate, partially offset by an increase in net sales. As a percent of net sales, operating earnings declined to 3.0% for the first nine months of 2009, compared to 3.9% for the first nine months of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2009		November 1, 2008		October 31, 2009		November 1, 2008
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$169.9	100.0%	$203.4	100.0%	$480.7	100.0%	$561.1	100.0%
Cost of goods sold	112.1	66.0%	142.3	69.9%	327.1	68.1%	394.5	70.3%
Gross profit	57.8	34.0%	61.1	30.1%	153.6	31.9%	166.6	29.7%
Selling and administrative expenses	41.1	24.1%	42.8	21.1%	123.1	25.6%	127.7	22.8%
Restructuring and other special charges, net	0.1	0.1%	–	–	0.1	0.0%	–	–
Equity in net (earnings) loss of nonconsolidated affiliate	–	–	(0.2)	(0.1)%	–	–	0.1	0.0%
Operating earnings	$16.6	9.8%	$18.5	9.1%	$30.4	6.3%	$38.8	6.9%

Key Metrics
Unfilled order position at end of period	$255.6		$256.9

Net Sales
Net sales decreased $33.5 million, or 16.5%, to $169.9 million for the third quarter of 2009, compared to $203.4 million for the third quarter of last year. With some exceptions, the challenging retail environment softened demand for many of our brands as retailers reduced inventory levels across our channels of distribution in response to weak consumer spending as well as the continued decline in our private label business. However, sales of women’s boots across our brands were particularly strong in the third quarter and higher than the third quarter of 2008. We experienced sales declines from most of our brands, including primarily our Women’s Specialty (composed of private brands and private label business), Naturalizer, Children’s and Specialty Athletic, Franco Sarto and Dr. Scholl’s divisions. These declines were partially offset by sales growth in our Sam Edelman (Edelman Shoe, Inc. was first consolidated in the fourth quarter of 2008), Carlos by Carlos Santana, Via Spiga and LifeStride divisions as well as initial sales from our Fergie/Fergalicious and Vera Wang Lavender divisions. By channel of distribution, we experienced sales declines primarily from mass merchandisers and mid-tier retailers.

Net sales decreased $80.4 million, or 14.3%, to $480.7 million for the first nine months of 2009, compared to $561.1 million for the first nine months of last year. We experienced sales declines from most of our brands, including primarily our Women’s Specialty, Children’s and Specialty Athletic, Franco Sarto, Dr. Scholl’s and Naturalizer divisions. Sales growth in our Sam Edelman (Edelman Shoe, Inc. was first consolidated in the fourth quarter of 2008) and Carlos by Carlos Santana divisions as well as initial sales from our Fergie/Fergalicious and Vera Wang Lavender divisions partially offset the declines. By channel of distribution, we experienced sales declines primarily from mass merchandisers and mid-tier retailers.

Gross Profit
Gross profit decreased $3.3 million, or 5.4%, to $57.8 million for the third quarter of 2009, compared to $61.1 million for the third quarter of last year due to a decline in net sales, partially offset by an increase in gross profit rate. As a percent of net sales, our gross profit increased to 34.0% for the third quarter of 2009 from 30.1% for the third quarter of last year. The increase in gross profit rate was due primarily to an increased mix of higher-margin branded sales accompanied by an increased mix of our wholesale brands being sold through our retail channels.

Gross profit decreased $13.0 million, or 7.8%, to $153.6 million for the first nine months of 2009, compared to $166.6 million for the first nine months of last year, resulting from a decline in net sales, partially offset by an increase in gross profit rate. As a percent of net sales, our gross profit increased to 31.9% for the first nine months of 2009 from 29.7% for the first nine months of last year. The decrease in gross profit and the increase in gross profit rate were due to the same factors as described above for the third quarter.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.7 million, or 4.0%, to $41.1 million for the third quarter of 2009, compared to $42.8 million for the third quarter of last year, due primarily to a decline in general and administrative expenses primarily resulting from our expense and capital containment initiatives as well as a decline in marketing expenses. These declines were partially offset by increases in various expenses resulting from the consolidation of Edelman Shoe, Inc. during the fourth quarter of 2008. Also, we experienced higher expenses of $2.7 million in the third quarter of 2009 related to our incentive plans due to changes in expected payments. As a percent of net sales, selling and administrative expenses increased to 24.1% for the third quarter of 2009, compared to 21.1% for the third quarter of last year, reflecting the de-leveraging of our expense base over lower net sales volume.

Selling and administrative expenses decreased $4.6 million, or 3.6%, to $123.1 million for the first nine months of 2009, compared to $127.7 million for the first nine months of last year, due primarily to a decline in general and administrative expenses as a result of a decrease in salaries and benefits resulting from our expense and capital containment initiatives as well as a decline in our marketing expenses. These declines were partially offset by increases in various expenses resulting from the consolidation of Edelman Shoe, Inc. Also, we experienced higher expenses of $2.6 million in the first nine months of 2009 related to our incentive plans due to changes in expected payments. As a percent of net sales, selling and administrative expenses increased to 25.6% for the first nine months of 2009 from 22.8% for the first nine months of last year, reflecting the de-leveraging of our expense base over lower net sales volume.

Equity in Net (Earnings) Loss of Nonconsolidated Affiliate
Since the time of our initial investment in Edelman Shoe during 2007, we recorded our portion of Edelman Shoe’s operating results into our financial statements based upon the equity method of accounting, as equity in net loss of nonconsolidated affiliate. We continued to record the results of Edelman Shoe using the equity method until November 3, 2008, when we purchased additional shares of Edelman Shoe. Since that date, the results of Edelman Shoe are fully consolidated into our financial statements, with any net earnings or loss related to the noncontrolling interests reflected in the line titled Less: Net earnings (loss) attributable to noncontrolling interests on our condensed consolidated statement of earnings.

Operating Earnings
Operating earnings decreased $1.9 million, or 10.2%, to $16.6 million for the third quarter of 2009, compared to $18.5 million for the third quarter of last year, reflecting lower net sales, partially offset by a higher gross profit rate and lower selling and administrative expenses. As a percent of net sales, operating earnings increased to 9.8% for the third quarter of 2009, compared to 9.1% for the third quarter of last year.

Operating earnings decreased $8.4 million, or 21.6%, to $30.4 million for the first nine months of 2009, compared to $38.8 million for the first nine months of last year due to the same factors that impacted the third quarter. As a percent of net sales, operating earnings declined to 6.3% for the first nine months of 2009, compared to 6.9% for the first nine months of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2009		November 1, 2008		October 31, 2009		November 1, 2008
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$66.5	100.0%	$65.6	100.0%	$174.4	100.0%	$186.6	100.0%
Cost of goods sold	36.5	54.9%	38.3	58.4%	99.1	56.8%	107.6	57.7%
Gross profit	30.0	45.1%	27.3	41.6%	75.3	43.2%	79.0	42.3%
Selling and administrative expenses	31.4	47.1%	30.3	46.2%	87.2	50.0%	89.8	48.1%
Operating loss	$(1.4)	(2.0)%	$(3.0)	(4.6)%	$(11.9)	(6.8)%	$(10.8)	(5.8)%

Key Metrics
Same-store sales % change	4.1%		(6.7)%		(1.2)%		(4.3)%
Same-store sales $ change	$1.8		$(3.4)		$(2.0)		$(5.9)
Sales change from new and closed stores, net	$0.2		$1.5		$0.9		$1.4
Impact of changes in Canadian exchange rate on sales	$0.6		$(1.9)		$(4.3)		$1.2
Sales change of e-commerce subsidiary	$(1.7)		$(1.4)		$(6.8)		$(3.2)

Sales per square foot, excluding e-commerce	$94		$90		$246		$264
Square footage (thousand sq. ft.)	473		483		473		483

Stores opened	6		9		8		24
Stores closed	1		1		20		4
Ending stores	294		303		294		303

Net Sales
Net sales increased $0.9 million, or 1.4%, to $66.5 million for the third quarter of 2009, compared to $65.6 million for the third quarter of last year. A same-store sales increase of 4.1% in our retail stores and an increase in the Canadian dollar exchange rate, partially offset by lower net sales at Shoes.com led to an overall increase in our level of net sales. The net sales of Shoes.com decreased $1.7 million, or 8.7%, to $17.4 million for the third quarter of 2009, compared to $19.0 million for the third quarter of last year, reflecting a decline in site visits. We opened six new stores (including three Naturalizer stores in China) and closed one store during the third quarter of 2009, resulting in a total of 294 stores (including 16 Naturalizer stores in China) and total square footage of 473,000 at the end of the third quarter of 2009, compared to 303 stores (including 17 Naturalizer stores in China) and total square footage of 483,000 at the end of the third quarter of last year. As a result of the increase in same-store sales and the increase in Canadian dollar exchange rate, sales per square foot increased 4.7% to $94, compared to $90 for the third quarter of last year.

Net sales decreased $12.2 million, or 6.6%, to $174.4 million for the first nine months of 2009, compared to $186.6 million for the first nine months of last year. The decrease is due to lower net sales at Shoes.com, a decline in the Canadian dollar exchange rate and a decline in same-store sales of 1.2% in our retail stores, partially offset by an increase in net sales from our net new and closed stores. Net sales at Shoes.com decreased $6.8 million, or 13.2%, to $45.3 million for the first nine months of 2009, compared to $52.1 million for the first nine months of last year. Sales per square foot decreased 7.0% to $246, compared to $264 for the first nine months of last year as a result of the decline in the Canadian dollar exchange rate and same-store sales.

Gross Profit
Gross profit increased $2.7 million, or 10.1%, to $30.0 million for the third quarter of 2009, compared to $27.3 million for the third quarter of last year, reflecting a higher gross profit rate and higher net sales. As a percent of net sales, our gross profit increased to 45.1% for the third quarter of 2009 from 41.6% for the third quarter of last year. The increase in our overall rate was primarily the result of higher average prices, lower product costs and lower markdowns for our retail stores and more targeted promotions and lower freight expenses for Shoes.com.

Gross profit decreased $3.7 million, or 4.6%, to $75.3 million for the first nine months of 2009, compared to $79.0 million for the first nine months of last year due to lower net sales, partially offset by an increase in gross profit rate. As a percentage of net sales, our gross profit increased to 43.2% for the first nine months of 2009 from 42.3% for the first nine months of last year due to an increase in the gross profit rate of Shoes.com as a result of lower markdowns and lower freight expenses, partially offset by increased promotional activity during the first half of the year for our retail stores.

 Selling and Administrative Expenses
Selling and administrative expenses increased $1.1 million, or 3.7%, to $31.4 million for the third quarter of 2009, compared to $30.3 million for the third quarter of last year due primarily to an increase in general and administrative, retail facilities and warehousing and shipping expenses, partially offset by a decline in marketing expenses. As a percent of net sales, selling and administrative expenses increased to 47.1% for the third quarter of 2009 from 46.2% for the third quarter of last year, reflecting the factors listed above.

Selling and administrative expenses decreased $2.6 million, or 2.9%, to $87.2 million for the first nine months of 2009, compared to $89.8 million for the first nine months of last year. The decrease was primarily due to a decline in marketing and selling expenses. In addition, a decline in the Canadian dollar exchange rate resulted in a decline in selling and administrative expenses for the first nine months of 2009 as compared to the first nine months of 2008. These declines were partially offset by an increase in retail facilities and general and administrative expenses. As a percent of net sales, selling and administrative expenses increased to 50.0% for the first nine months of 2009 from 48.1% for the first nine months of last year, reflecting de-leveraging of the expense base over the lower net sales volume.

Operating Loss
Specialty Retail reported an operating loss of $1.4 million for the third quarter of 2009, compared to an operating loss of $3.0 million for the third quarter of last year due primarily to an increase in net sales and a higher gross profit rate, partially offset by higher selling and administrative expenses.

Specialty Retail reported an operating loss of $11.9 million for the first nine months of 2009, compared to an operating loss of $10.8 million for the first nine months of last year due to lower net sales, partially offset by lower selling and administrative expenses and a higher gross profit rate.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $9.5 million for the third quarter of 2009, compared to costs of $22.4 million for the third quarter of last year. There were several factors impacting the $12.9 million variance, as follows:

•
Information technology initiatives – We incurred expenses of $2.1 million during the third quarter of 2009, related to our integrated ERP information technology system, with $0.9 million in corresponding expenses during the third quarter of last year.

•
Incentive plans – Our selling and administrative expenses were higher by $1.8 million during the third quarter of 2009, as compared to the third quarter of last year, due to changes in expected payments under our incentive plans.

•
Headquarters consolidation – We incurred costs of $15.6 million during the third quarter of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the third quarter of 2009.

Unallocated corporate administrative expenses and other costs, net of recoveries, were $27.1 million for the first nine months of 2009, compared to costs of $35.0 million for the first nine months of last year. There were several factors impacting the $7.9 million variance, as follows:

•
Information technology initiatives – We incurred expenses of $6.7 million during the first nine months of 2009, related to our integrated ERP information technology system, with $1.4 million in corresponding expenses during the first nine months of last year.

•
Incentive plans – Our selling and administrative expenses were higher by $3.0 million during the first nine months of 2009, as compared to the first nine months of last year, due to changes in expected payments under our incentive plans.

•
Headquarters consolidation – We incurred costs of $27.0 million during the first nine months of last year, related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges during the first nine months of 2009.

•
Environmental insurance recoveries and charges – During the first nine months of last year, we recorded income related to environmental insurance recoveries, net of associated fees and costs, of $10.2 million, with no corresponding recoveries during the first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	October 31, 2009	November 1, 2008	January 31, 2009
Borrowings under revolving credit agreement	$50.0	$24.0	$112.5
Senior notes	150.0	150.0	150.0
Total debt	$200.0	$174.0	$262.5

Total debt obligations increased $26.0 million to $200.0 million at October 31, 2009, compared to $174.0 million at November 1, 2008, due to higher borrowings under our revolving credit agreement. Total debt obligations decreased $62.5 million from $262.5 million at January 31, 2009, due to lower borrowings under our revolving credit agreement. Interest expense for the third quarter of 2009 increased $0.9 million to $5.0 million, compared to $4.1 million for the third quarter of last year. Interest expense for the first nine months of 2009 increased $2.8 million to $15.2 million, compared to $12.4 million for the first nine months of last year. These increases were due primarily to higher average borrowings under our revolving credit agreement.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance as of October 31, 2009.

At October 31, 2009, we had $50.0 million in borrowings outstanding and $10.6 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $319.4 million at the end of the third quarter of 2009.

We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs, capital expenditure plans and provide liquidity for potential acquisitions.

Senior Notes
In April 2005, we issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but are callable any time on or after May 1, 2009, at specified redemption prices plus accrued and unpaid interest. The Senior Notes also contain certain other covenants and restrictions which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 31, 2009, we were in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	October 31, 2009	November 1, 2008	Increase/ (Decrease)

Net cash provided by operating activities	$58.2	$41.5	$16.7
Net cash used for investing activities	(40.1)	(61.2)	21.1
Net cash (used for) provided by financing activities	(71.5)	0.6	(72.1)
Effect of exchange rate changes on cash	0.6	(4.7)	5.3
Decrease in cash and cash equivalents	$(52.8)	$(23.8)	$29.0

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was higher by $16.7 million, reflecting several factors:
•	A decrease in the first nine months of 2009 in inventories, compared to an increase in the first nine months of last year due to the timing and amount of purchases and sales; and
•	A larger decline in prepaid expenses and other current assets due primarily to the collection of our income tax receivable.
Partially offset by,
•	A decline in receivables during the first nine months of last year as compared to relatively flat receivables for the first nine months of 2009 due to the timing and amount of receipts and sales;
•	A decrease in net earnings;
•	A larger decline in trade accounts payable due to the timing and amount of purchases and payments to vendors; and
•
A decline in the first nine months of 2009 in accrued expenses primarily due to accrued expense settlements related to our expense and capital containment plan and the relocation of the Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri, compared to relatively flat accrued expenses last year.

Cash used for investing activities was lower by $21.1 million as a result of lower purchases of property and equipment primarily related to our distribution centers, new and remodeled stores and headquarters over the first nine months of last year. The decline was partially offset by higher capitalization of software primarily related to our information technology initiatives during the first nine months of 2009 compared to last year. At our retail divisions, we opened 62 stores during the first nine months of 2009 compared to 109 in the first nine months of last year. In 2009, we expect purchases of property and equipment and capitalized software of approximately $51 million to $53 million, primarily related to our information technology initiatives, new stores and remodels, logistics network and general infrastructure.

Cash used for financing activities was higher by $72.1 million primarily due to higher payments on borrowings under our revolving credit agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 31, 2009	November 1, 2008	January 31, 2009

Working capital ($ millions)	$ 278.9	$ 320.3	$ 279.3

Current ratio	1.88:1	2.04:1	1.69:1

Total debt as a percentage of total capitalization	33.1%	23.6%	39.5%

Working capital at October 31, 2009, was $278.9 million, which was $0.4 million lower than at January 31, 2009 and $41.4 million lower than at November 1, 2008. Our current ratio, the relationship of current assets to current liabilities, increased to 1.88 to 1 compared to 1.69 to 1 at January 31, 2009 and decreased from 2.04 to 1 at November 1, 2008. The increase compared to January 31, 2009 was primarily attributable to lower borrowings under our revolving credit agreement, trade accounts payable and accrued expenses, partially offset by lower cash and cash equivalents, prepaid expenses and other current assets and inventories. The decrease compared to November 1, 2008 was primarily attributable to higher borrowings under our revolving credit agreement, lower inventories and receivables and higher accrued expenses, partially offset by lower trade accounts payable. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, was 33.1% as of October 31, 2009, compared to 39.5% as of January 31, 2009 and 23.6% as of November 1, 2008. The decline from January 31, 2009 primarily reflected a decline in borrowings under our revolving credit agreement. The increase from November 1, 2008 was due to a decline in total Brown Shoe Company, Inc. shareholders’ equity as a result of our net loss attributable to Brown Shoe Company, Inc. in 2008 and an increase in borrowings under our revolving credit agreement. At October 31, 2009, we had $34.1 million of cash and cash equivalents, most of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. As a result of recently issued IRS guidelines expanding the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company is able to more fully utilize the cash and cash equivalents of its foreign subsidiaries than in the past, better managing the liquidity needs of the consolidated company and minimizing interest expense on a consolidated basis. This partially offset the increase in interest expense resulting from higher average borrowings under our revolving credit agreement.

As described in Note 5 to the condensed consolidated financial statements, we announced plans during 2008 to implement an integrated ERP information technology system, relocate our Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri and complete objectives related to our expense and capital containment initiatives. We also opened a new west coast distribution center for our retail operations during 2009. We completed a number of the initiatives identified under these plans and have several yet to complete. We believe we have adequate liquidity and cash flow to complete these remaining projects.

We paid dividends of $0.07 per share in both the third quarter of 2009 and the third quarter of 2008. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors, however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At October 31, 2009, we were contingently liable for remaining lease commitments of approximately $1.9 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, long-term debt, interest on long-term debt, minimum license commitments, borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations related to our restructuring and expense and capital containment initiatives. There have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 31, 2009, other than the reduction of our obligations related to restructuring and expense and capital containment initiatives as a result of settlements during the first nine months of 2009 as disclosed in Note 5 and those which occur in the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings/payments under our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. The adoption of new accounting pronouncements is described in Note 2 to the condensed consolidated financial statements.  For further information, see Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include  (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) the timing and uncertainty of activities and costs related to the Company’s information technology initiatives, including software implementation and business transformation; (iii) potential disruption to the Company’s business and operations as it implements its information technology initiatives; (iv) the Company’s ability to utilize its new information technology system to successfully execute its strategies; (v) intense competition within the footwear industry; (vi) rapidly changing fashion trends and purchasing patterns; (vii) customer concentration and increased consolidation in the retail industry; (viii) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) the Company's ability to attract and retain licensors and protect its intellectual property; (x) the Company's ability to secure/exit leases on favorable terms; (xi) the Company's ability to maintain relationships with current suppliers; (xii) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; and (xiii) the Company’s ability to successfully execute its international growth strategy. The Company’s reports to the Securities and Exchange Commission (the “Commission”) contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of October 31, 2009, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

August 2, 2009 – August 29, 2009	–	–	–	2,500,000

August 30, 2009 – October 3, 2009	–	–	–	2,500,000

October 4, 2009 – October 31, 2009	–	–	–	2,500,000

Total	–	–	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased during the third quarter of 2009; therefore, there were 2.5 million shares authorized to be purchased under the program as of October 31, 2009. Our repurchases of common stock are limited under our debt agreements.

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

BROWN SHOE COMPANY, INC.

Date: December 10, 2009	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer