Form 10-K
period 2010-01-30
BROWN SHOE CO INC
filed 2010-03-31
CIK 14707

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer £	Accelerated filer R	Non-accelerated filer £	Smaller reporting company £
(Do not check if a smaller reportin company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of July 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $332.2 million.

As of March 19, 2010, 43,420,055 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, are incorporated by reference into Part III.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

PART I

ITEM 1	BUSINESS
Brown Shoe Company, Inc., founded in 1878 and incorporated in 1913, operates in the footwear industry. Current activities include the operation of retail shoe stores and e-commerce websites as well as the sourcing and marketing of footwear for women, men and children. Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and Christmas and Easter holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

During 2009, categories of our consolidated net sales were approximately 59% women’s footwear, 26% men’s footwear, 11% children’s footwear and 4% accessories. This composition has remained relatively constant over the past few years. Approximately 72% of 2009 footwear sales represented retail sales, including sales through our e-commerce websites, compared to 69% in 2008 and 67% in 2007, with the remaining 28%, 31% and 33% in the respective years representing wholesale sales. See Note 7 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

We had approximately 12,100 full-time and part-time employees as of January 30, 2010. In the United States, there are no employees employed subject to union contracts.  In Canada, we employ approximately 20 warehousing employees under a union contract, which expires in October 2010.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Brown Shoe” refers to Brown Shoe Company, Inc. and its subsidiaries.

RETAIL OPERATIONS
Our retail operations at January 30, 2010, included 1,411 retail shoe stores in the United States, Canada, China and Guam. The number of our retail footwear stores at the end of each of the last three fiscal years was as follows:

	2009	2008	2007
Famous Footwear
Family footwear stores that feature a wide selection of brand-name, value-priced footwear; located in shopping centers, outlet malls and regional malls in the United States and Guam; primarily includes stores operated under the Famous Footwear and Factory Brand Shoes names	1,129	1,138	1,074

Specialty Retail
Stores selling women's footwear, primarily Naturalizer, located mostly in regional malls, shopping centers, outlet malls and premier street locations in the United States, Canada and China (through our majority-owned subsidiary, B&H Footwear Limited); includes stores operated under the Naturalizer, Brown Shoe Closet, F.X. LaSalle, Franco Sarto and Via Spiga names	282	306	284
Total	1,411	1,144	1,358

With many organizations operating retail shoe stores and departments, we compete in a highly fragmented market. Competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes and internet retailers. Quality of products and services, store location, trend-right merchandise selection and availability of brands, pricing, advertising and customer service are all factors that impact retail competition.

Famous Footwear
Famous Footwear, with 1,129 stores at the end of 2009 and net sales of $1.364 billion in 2009, is America’s leading family branded footwear retailer selling value-priced footwear for the entire family, based on the number of stores it operates and sales volume compiled by the Company from published information of its direct competitors. Its target customers are women who buy brand-name fashionable shoes at value prices for themselves and their families. In addition to our retail footwear stores, we operate a FamousFootwear.com website as a Famous Footwear internet retailing store.

Famous Footwear stores feature a wide selection of value-priced brand-name, athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, DC, Converse, Puma, adidas, Dr. Scholl’s, Naturalizer, Rocket Dog, LifeStride, Asics, Connie, Steve Madden, Vans, Marc Ecko, K-Swiss, Buster Brown, Madden Girl and Aerosoles. We work closely with our vendors to provide our customers with fresh product and, in some cases, product exclusively designed for and available only in our stores. Retail price points typically range from $27 for shoes up to $109 for boots and toning products.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Famous Footwear sells various Company-owned and licensed products. Such products are sold to Famous Footwear by our Wholesale Operations segment at a profit and represent approximately 16% of Famous Footwear net sales of footwear.

Famous Footwear stores are located in strip shopping centers, as well as outlet and regional malls in all 50 states and Guam. The breakdown by venue is as follows at the end of each of the last three fiscal years:

	2009	2008	2007
Strip centers	778	759	694
Outlet malls	181	197	193
Regional malls	170	182	187
Total	1,129	1,138	1,074

The stores open at the end of 2009 and 2008 averaged approximately 7,000 square feet. Total square footage at the end of 2009 decreased 0.3% to 7.9 million square feet compared to the end of 2008. We currently intend to open approximately 25 new stores and close approximately 50 stores in 2010. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores or the division as a whole. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

Sales per square foot were $167 in 2009, which was down from $168 in 2008. Same-store sales improved 0.5% during 2009, with an improving trend experienced in the second half of the year. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months.

Famous Footwear relies on merchandise allocation systems and processes that utilize allocation criteria, customer segmentation and inventory data in an effort to ensure stores are adequately stocked with products and to differentiate the needs of each store based on location, customer segmentation and other factors. Famous Footwear’s distribution systems allow for merchandise to be delivered to each store weekly or on a more frequent basis. Famous Footwear also utilizes third-party-owned regional pooled distribution sites across the country. In addition to our two existing leased distribution centers, located in Sun Prairie, Wisconsin, and Lebanon, Tennessee, we opened a new west coast distribution center in Bakersfield, California, during the second quarter of 2009 for our retail operations. Famous Footwear’s in-store point-of-sale systems provide detailed sales transaction data to the corporate offices in St. Louis, Missouri, for daily analysis and update of the perpetual inventory and product allocation systems. These systems also are used for training employees and communicating between the stores and the main office.

Famous Footwear’s marketing programs include in-store advertisements, national television, radio, print, viral and digital marketing and social networking, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with the consumer. Most marketing and advertising programs are tailored on a region-by-region basis to reach target customers. We execute certain advertising campaigns to correspond to regional differences such as the important back-to-school season, which begins at various times throughout the country. In 2009, we spent approximately $46 million to advertise and market Famous Footwear to our target customer and her family, a portion of which is recovered from suppliers. In addition, Famous Footwear has a customer loyalty program (“Rewards”), which targets and rewards frequent customers with product previews, earned incentives based upon purchase continuity, and other periodic promotional offers. In 2009, more than half of our Famous Footwear net sales were generated by our Rewards members. An intense focus on social media in 2009 and beyond will bring us closer to customers and allow us to both listen to and communicate with our core market. We will continue to seek to expand ways for customers to connect to Famous Footwear (beyond email, Facebook, Twitter, YouTube and mobile) to drive our fans from the digital world into profitable and loyal customers in the real world.

Specialty Retail
Our Specialty Retail segment, composed of 282 stores as of January 30, 2010, includes the following retail concepts and our Shoes.com and other e-commerce businesses, with the exception of FamousFootwear.com, which is included in Famous Footwear. Our concept stores represent marketing brand showcases.

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

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

At the end of 2009, we operated 120 Naturalizer stores in the United States and 118 Naturalizer stores in Canada. Of the total 238 stores, approximately 65% are located in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. The other 35% of stores are located in outlet malls and average approximately 2,500 square feet in size. Total square footage at the end of 2009 was 390,000 compared to 411,000 in 2008. In 2009, we closed 18 stores and opened four in the United States and Canada, primarily in regional malls. In 2008, we closed a total of eight Naturalizer stores while opening seven. We currently plan to open five Naturalizer stores and close 19 stores in 2010.

At the end of 2009, through our majority-owned subsidiary, B&H Footwear Limited (“B&H Footwear”), we also operated 14 stores in several of China’s largest cities. We currently plan to open approximately three stores in China in 2010. In addition, our joint venture partner, Hongguo International Holdings Limited (“Hongguo”), operated 33 stores at the end of 2009 and plans to open approximately 15 stores in 2010. Naturalizer footwear is distributed through these stores operated by B&H Footwear and Hongguo. See Note 17 to the consolidated financial statements for additional information about B&H Footwear.

Marketing programs for the Naturalizer stores have complemented our Naturalizer brand advertising, building on the brand’s consumer recognition and value proposition, and reinforcing the brand’s focus on effortless style, comfort and quality. Naturalizer utilizes a database-marketing program, which targets frequent customers through catalogs and other mailings that display the brand’s product offerings. Customers can purchase the products in these catalogs from our stores, via the internet at Naturalizer.com and Naturalizer.ca or by telephone through our Consumer Services call center.

E-Commerce / Direct-To-Consumer
We own Shoes.com, Inc., a pure play internet retailing company. Shoes.com offers a diverse selection of footwear and accessories to women, men and children that includes footwear purchased from outside suppliers, Company-branded and licensed footwear and certain merchandise sold in Famous Footwear stores.

In connection with our multi-channel approach to reach consumers, we also operate FamousFootwear.com, Naturalizer.com, and Naturalizer.ca, which offer substantially the same product selection to consumers as sold in their respective retail stores. Additional websites such as ShoeSteal.com, ViaSpiga.com, FrancoSarto.com, DrSchollsShoes.com, LifeStride.com, CarlosShoes.com and SkateStyles.com function as retail outlets for the online consumer and serve as additional brand-building vehicles for the Company.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites, and the information contained on the websites is not part of this report.

Other Store Concepts
Our Specialty Retail segment also includes other store concepts that sell other premium brands. These include retail stores operated under the Brown Shoe Closet, F.X. LaSalle and Via Spiga names.

At the end of 2009, we operated 16 Brown Shoe Closet retail stores located in United States outlet malls, averaging 2,200 square feet. These multi-branded outlet stores carry Brown Shoe brands, including Etienne Aigner, Franco Sarto, Original Dr. Scholl’s, Carlos by Carlos Santana, and Nickels, with price points typically ranging from $49 to $89 for shoes and up to $179 for boots. We currently plan to close one store in 2010.

At the end of 2009, we operated 13 F.X. LaSalle retail stores, primarily in the Montreal, Canada, market, that sell better-grade women’s and men’s branded and private-label footwear. This footwear, partially imported from Italy, retails at Canadian dollar price points typically ranging from $110 to $250 per pair. These stores average approximately 2,200 square feet. We plan to close one F.X. LaSalle store in 2010.

At the end of 2009, we operated one Via Spiga concept store in Manhattan’s Soho neighborhood in New York City, New York. The store sells primarily Via Spiga product, including women’s footwear and accessories and men’s footwear with footwear price points typically ranging from $175 for shoes to $425 for boots.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

WHOLESALE OPERATIONS
Our Wholesale Operations segment designs, sources and markets branded and nonbranded casual, dress and athletic footwear for women, men and children at a variety of price points. Certain of our branded footwear products are developed pursuant to licensing agreements. Our footwear is distributed to over 2,000 retailers, including national chains, mass merchandisers, department stores, independent retailers, catalogs and online retailers throughout the United States and Canada as well as approximately 35 other countries (including intersegment sales). The most significant wholesale customers include many of the nation’s largest retailers, including national chains such as Retail Ventures (including DSW), TJX Corporation (including TJ Maxx and Marshalls), Ross Stores and Kohl’s; mass merchandisers such as Walmart, Collective Brands (including Payless ShoeSource), Target and Kmart; and department stores such as Macy’s, Nordstrom, Bon-Ton and Belk. The loss of any one or more of our significant customers could have a material adverse effect on our Wholesale Operations as well as consolidated Brown Shoe Company, Inc. We also sell product to a variety of international retail customers and distributors. The vast majority of our wholesale customers also sell shoes purchased from competing footwear suppliers. Those competing footwear suppliers own and license brands, many of which are well known and marketed aggressively. Many retailers, who are our wholesale customers, are increasing the amount of products that carry private brand names that they source directly from factories or through agents. In 2009, Wholesale Operations sold its customers approximately 55 million pairs of shoes.

Our sales force solicits wholesale orders for shoes and is generally responsible for managing our relationships with wholesale customers. We generally accept orders as a result of these sales efforts before the shoes are sourced, with delivery generally within three to four months thereafter. We sell footwear to wholesale customers on both a landed and first-cost basis. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. Landed sales generally carry a higher margin rate than first-cost sales as a result of the brand equity associated with the branded product along with the additional warehousing and logistics services provided to customers and the risks associated with inventory ownership. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Many of these customers then import this product into the United States. We carry inventories of certain high-volume styles, particularly in the Naturalizer, LifeStride, Franco Sarto, Dr. Scholl’s, Sam Edelman, Via Spiga, Carlos by Carlos Santana and Etienne Aigner lines, to allow prompt shipment on reorders.

Marketing
We continue to build on the heritage and recognition of our wholesale brands to create differentiation and consumer loyalty. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail partners. In 2009, we spent approximately $22 million in advertising and marketing support, including cooperative advertising, in-store promotions and events, in-store displays and fixtures, consumer print advertising, direct mail, public relations and internet advertising with our wholesale customers. The marketing teams are also responsible for driving the development of branding and content for our brand websites. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers. In 2009, the marketing teams were instrumental in the development and execution of new product launches, including target consumer identification, branding, positioning and marketing to both the trade and consumer audiences. We intend to grow our social media presence beginning with our largest wholesale brands (Naturalizer and Dr. Scholl’s). We believe increasing our focus on social media will help drive us into the next generation of marketing, allowing us to connect even more intimately with consumers.

Portfolio of Brands
Our Wholesale Operations segment offers retailers a portfolio of leading fashion brands, each targeted to a specific customer segment within the marketplace. Our brands are differentiated by style point of view, design level, material costs and quality, consumer-focused marketing and price points. Products sold under license agreements accounted for Wholesale Operations’ sales of approximately 48% in 2009, 49% in 2008 and 45% in 2007.

Naturalizer:  Introduced in 1927, Naturalizer is one of the nation’s leading women’s footwear brands offering effortless style with uncompromising comfort and fit for our consumer. Naturalizer footwear is sold primarily in department stores, national chains and our Naturalizer and Famous Footwear retail stores. Naturalizer’s Beautiful feels so good TM positioning is based on delivering footwear that helps women feel naturally beautiful and comfortable everyday. In 2008, Naturalizer introduced the N5 Comfort Elements TM, which consists of five specific design features in our Naturalizer shoes that deliver the all day comfort our consumer desires. Suggested retail price points range from $59 for shoes to $169 for boots. The brand holds the No. 1 market share position in the moderate zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, as reported by the NPD Group/NPD Fashionworld Point-of-Sale (hereafter “NPD Group, Inc.”) at the end of 2009. NPD Group, Inc. reports statistical data obtained from retailers, but NPD Group, Inc. does not guarantee the accuracy and completeness of its information. All retail shoe outlets have not been surveyed, but we believe that the principal retailers have been included. Although we have not independently verified its data, we believe NPD Group, Inc. data to be generally reliable.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Dr. Scholl’s:  Dr. Scholl’s is an iconic global comfort brand, delivering unique, proprietary comfort technology and design. This footwear features Dr. Scholl’s insole technology and is primarily distributed through mass merchandisers, national and shoe chains and our Famous Footwear retail stores at suggested retail price points of $20 for sandals to $70 for boots. Dr. Scholl’s holds the No. 9 market share position in the comfort zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2009. We also sell the Original Dr. Scholl’s line of women’s fashion footwear under this license. Original Dr. Scholl’s footwear offers hip comfort for the fashion consumer with cool, casual styling and comfort technology. It is sold through national chains, our Famous Footwear and Naturalizer retail stores and department stores at suggested retail prices ranging from $29 for sandals to $79 for boots. We have a long-term license agreement, which is renewable through 2014 for the United States, Canada and Latin America, to market the Dr. Scholl’s brand of affordable casual, athletic, work and dress shoes for women, men and children.

Franco Sarto:  The Franco Sarto brand has a loyal, career-focused consumer who is as passionate about the brand’s Italian-inspired style, fit and quality as she is about the man behind the design. Franco Sarto’s personal appearances in select retail venues generate lines of consumers anxious to meet the designer himself. Through licensed relationships, Franco Sarto has expanded its offering into other categories including handbags and eyewear. The brand is sold in the better zone of major national chains, department stores and independent retailers, at suggested retail price points from $69 for shoes to $220 for boots. Franco Sarto ranked No. 3 in market share position in the better zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2009. Our license to sell Franco Sarto product is a long-term agreement that expires in December 2012, with an extension option through December 2019.

Sam Edelman: In 2007, we invested in Edelman Shoe, Inc. Sam’s eponymous brand is designed for women who radiate fashion, style and chic sophistication. Innovative and fresh, his creations exude the energy of luxury shoes without the high-end price tag. The brand is sold primarily through department stores and independent retailers at suggested retail price points ranging from $79 for sandals, flats and heels to $395 for boots. Sam Edelman holds the No. 6 market share position in the bridge/designer zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2009.

LifeStride:  A leading entry-level price point women’s brand, LifeStride footwear offers feminine, fashionable styling at value pricing. The brand is sold in department stores, national and shoes chains, and our Famous Footwear retail stores. The LifeStride target consumer seeks great fashion-at-a-price. Suggested retail price points range from $39 for sandals to $89 for boots. LifeStride ranked No. 3 in market share position in the moderate zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2009.

Buster Brown:  As our heritage children’s brand, Buster Brown was launched in 1904 and is sold primarily through national chains including our Famous Footwear stores. We leverage the strength and recognition of the Buster Brown name by marketing children’s footwear under the Buster Brown & Co. umbrella. This product features numerous popular characters from children’s entertainment companies, including Hasbro, Nickelodeon, Fisher Price, Marvel, Barbie and Disney characters and characters under license agreements. The terms of the license agreements vary. We sell these products to mass merchandisers and national chains including Payless ShoeSource, Walmart, Target, and Sears as well as our Famous Footwear retail stores. The Buster Brown & Co. umbrella provides customers with the assurance that these licensed products contain the quality that they are accustomed to receiving from the Buster Brown brand.

Etienne Aigner: Etienne Aigner, known for its timeless style and designer heritage, appeals to a target customer who seeks classic footwear styling. It is sold in the better zone of national chains, department stores and our Famous Footwear retail stores at price points ranging from $59 for shoes to $189 for boots. Etienne Aigner holds the No. 9 market share position in the better zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2009. The Etienne Aigner name is licensed under an agreement that expires in December 2017, with an extension option through December 2022.

Carlos by Carlos Santana:  In 2001, we launched the Carlos by Carlos Santana collection of women’s footwear to the better zone at major department stores, national chains and our Famous Footwear and Naturalizer retail stores. Marketed under a license agreement with legendary musician, Carlos Santana, this brand targets trend-conscious consumers with hot, fashionable shoes inspired by the passion and energy of Santana’s music. Suggested retail price points range from $79 for shoes to $199 for boots. Carlos by Carlos Santana holds the No. 12 market share position in the better zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2009. Our license to sell Carlos by Carlos Santana product is a long-term agreement that expires in 2011, with an extension option through 2016.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Via Spiga:  Via Spiga provides chic, sophisticated footwear for the cosmopolitan woman who wants to make a fashion statement every day. The brand is sold in the bridge/designer zone in premier department stores and upscale boutiques. Via Spiga designs fashion footwear that is true to its Italian heritage with attention to detail and quality. Through licensed relationships, Via Spiga has expanded its offering into other categories including outerwear, men’s footwear, eyewear, handbags, hosiery and belts, growing the brand’s reputation as a true fashion brand. This brand sells at suggested retail price points from $148 for shoes to $498 for boots. The brand holds the No. 7 market share position in the bridge/designer zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2009.

Fergie/Fergalicious by Fergie: In 2009, we launched a collaboration with entertainment superstar Fergie. We have created two namesake footwear lines to fully capture the multifaceted aspects of Fergie's life as an award-winning singer, songwriter and actress. Fergie footwear captures the artist's confident, individual style in a line of sophisticated, sexy footwear with a glam rock influence. The brand launched in spring of 2009 at better department stores, boutiques, independent retailers and online at retail price points of $69 for sandals to $129 for boots. Fergalicious by Fergie shoes have a fun, funky attitude inspired by her pop rock persona. Fergalicious by Fergie also launched in spring 2009 and is available at Famous Footwear, FamousFootwear.com and other national chains at retail price points of $39 for sandals to $79 for boots. Our license to sell Fergie/Fergalicious by Fergie product is a long-term agreement that expires in 2012, with an extension option through 2014.

Vera Wang Lavender: Launched in 2009, the Vera Wang Lavender shoe collection includes a complete lifestyle collection aimed at the contemporary customer and includes ballerina, espadrilles, sandals, clogs, pumps and boots. The collection interprets Vera’s fun, youthful, whimsical spirit and offers the customer unique product for her contemporary, fashion savvy lifestyle.  The brand is sold in the designer zone in premier department stores, and retail prices range from $155 for shoes to $495 for boots.  It currently holds the No. 20 market share position in the bridge/designer zone within the women’s fashion footwear category for U.S. department stores, national chains, shoe chains and athletic specialty chains combined, according to NPD Group, Inc. at the end of 2009. Our license to sell Vera Wang Lavender product is a long-term agreement that expires in 2011, with an extension option through 2014.

Backlog
At January 30, 2010, our Wholesale Operations had a backlog of unfilled orders of approximately $246 million compared to $200 million on January 31, 2009. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and, in some cases, the timing of licensed product movie releases. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Brands and Licensed Products
The following is a listing of our brands and licensed products:

Women’s	Men’s and Athletic	Children’s
AirStep	Basswood	Barbie(10)
Basswood	Big Country	Backyardigans(11)
Carlos by Carlos Santana(1)	Dr. Scholl’s(2)	Buster Brown
Connie	Francois Xavier Collection	Cars(12)
Dr. Scholl’s(2)	F.X. LaSalle	Dr. Scholl’s(2)
EA by Etienne Aigner(3)	FX	Fergalicious by Fergie(5)
Etienne Aigner(3)	Regal	Firstkiss(4)
Eurosole	Studio Via Spiga	Fisher Price(10)
Eurostep	TX Traction	GI Joe Movie(16)
Eurowalker	Via Spiga	Go Diego Go(14)
Fanfares	Zodiac American Original	Handy Manny(12)
Firstkiss(4)		iCarly(14)
Fergie(5)		Iron Man 2 Movie(15)
Fergalicious by Fergie(5)		Polly Pocket(10)
Franco Sarto(6)		Spiderman(15)
Francois Xavier Collection		Toe Zone(13)
F.X. LaSalle		Transformers Animated(16)
FX		Transformers 2 Movie(16)
Gretta(7)		Zodiac American Original
HOTKISS(4)
Libby Edelman
LifeStride
LS Studio
Maserati
Natural Sole
Natural Soul
Natural Soul by Naturalizer
Naturalizer
Naturalizer Sport
Natural Sport
Naya
Naya by Naturalizer
Nickels
Nickels Soft
Opale
Original Dr. Scholl’s(2)
Paloma
Reba(8)
Sam Edelman
Samuel
SE Boutique
Signature Naturalizer
Studio Paulo
TX Traction
Vera Wang(9)
Via Spiga
V Via Spiga
VS
VS by Via Spiga
Zodiac
Zodiac American Original
Zodiac USA

As denoted, these brands are used with permission from and, in most cases, are registered trademarks of:

(1) Cadestanza LLC	(9) Vera Wang Licensing LLC
(2) Schering-Plough Healthcare Products, Inc.	(10) Mattel, Inc.
(3) Etienne Aigner, Inc.	(11) Nelvana, Inc.
(4) Hot Kiss, Inc.	(12) Disney Enterprises, Inc. (license expired on March 31, 2009)
(5) Krystal Ball Entertainment, Inc.	(13) Sole Concepts, Inc.
(6) Fashion Shoe Licensing LLC	(14) MTV Networks
(7) Gretta Enterprises, Inc.	(15) Marvel Entertainment LLC
(8) RebaWear LLC	(16) Hasbro, Inc.

All other brands are owned by and, in most cases, are registered trademarks of Brown Shoe Company, Inc. or its consolidated subsidiaries.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Brown Shoe Sourcing Operations
Brown Shoe Sourcing Operations source the majority of our footwear for our Wholesale Operations and Specialty Retail segments and a portion of the footwear sold by Famous Footwear. The sourcing operations, which in 2009 sourced 52 million pairs of shoes, have developed a global sourcing capability through its relationships with third-party independent footwear manufacturers. The majority of our footwear sourced is provided by approximately 100 manufacturers. In certain countries, we utilize agents to facilitate and manage the development, production and shipment of product. Management attributes its ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of our established relationships. While we do not have any significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.

We have sourcing offices in China, Hong Kong, Macau and Italy and through an agent partnership in Brazil and the Dominican Republic. Our structure enables us to source footwear at various price levels from significant shoe manufacturing regions of the world.

In 2009, 98% of the footwear we sourced was from manufacturing facilities in China. The following table provides an overview of our foreign sourcing in 2009:

Country	Millions of Pairs
China	51.0
Brazil	0.8
All other	0.4
Total	52.2

We monitor the quality of the components of all of our footwear prior to production and inspect prototypes of every footwear style. We also perform random in-line quality control checks during production and before footwear leaves the manufacturing facility.

In our Dongguan, China, and our Putien, China, offices, we operate a total of four sample making facilities with unique and diverse capabilities, including footwear for women, men and children, providing speed, control and execution in product development.

We maintain design teams for our brands in Saint Louis, Missouri, and China as well as select fashion locations, including New York and Italy. These teams, which include independent designers, are responsible for the creation and development of new product styles. Our designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. Our design teams create collections of footwear and work closely with our product development and sourcing offices to translate our designs into new footwear styles.

AVAILABLE INFORMATION
Our internet address is www.brownshoe.com. Our internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, through our internet website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. You may access these SEC filings via the hyperlink to a third-party SEC filings website that we provide on our website.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2010.

Name	Age	Current Position
Ronald A. Fromm	59	Chairman of the Board of Directors and Chief Executive Officer
Diane M. Sullivan	54	President and Chief Operating Officer
Richard M. Ausick	56	Division President – Famous Footwear
Mark D. Lardie	49	Division President – Wholesale
Daniel R. Friedman	49	Division President – Wholesale, Product and Sourcing
Douglas W. Koch	58	Senior Vice President and Chief Talent Officer
Mark E. Hood	57	Senior Vice President and Chief Financial Officer
Joseph Caro	47	Senior Vice President and Chief Information Officer
Michael I. Oberlander	41	Senior Vice President, General Counsel and Corporate Secretary

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

Richard M. Ausick, Division President – Famous Footwear since January 2010. Division President, Brown Shoe Wholesale from July 2006 to January 2010. Senior Vice President and Chief Merchandising Officer of Famous Footwear from January 2002 to July 2006. Senior Vice President and General Merchandise Manager for Shopko Stores from 1989 to 2002.

Mark D. Lardie, Division President – Wholesale since January 2010. Senior Vice President, General Merchandise Manager at Famous Footwear from June 2006 to January 2010. Vice President, General Merchandise Manager at Famous Footwear from January 2005 to June 2006.

Daniel R. Friedman, Division President – Wholesale, Product and Sourcing since January 2010. Senior Vice President, Product Development and Sourcing from July 2006 to January 2010. Managing Director at Camuto Group, Inc. from 2002 to July 2006.

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

Joseph Caro, Senior Vice President and Chief Information Officer since November 2007. Senior Vice President and Chief Technology Officer of the CitiFinancial International division of Citigroup, Inc. from December 2005 to July 2007. Vice President – Internet Technology Solutions for MasterCard Incorporated from February 2000 to December 2005.

Michael I. Oberlander, Senior Vice President, General Counsel and Corporate Secretary since March 2006. Vice President, General Counsel and Corporate Secretary from July 2001 to March 2006. Vice President and General Counsel from September 2000 to July 2001. Attorney, Bryan Cave LLP from 1993 to September 2000.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

ITEM 1A	RISK FACTORS
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
During 2008 and 2009, worldwide economic conditions deteriorated in many countries and regions, including the United States. Despite more positive trends during the second half of 2009, business conditions may remain difficult for the foreseeable future. Consumer spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, healthcare costs, currency exchange rates, taxation, gasoline prices, real estate values, foreclosure rates, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control and may have a negative impact on our sales and margins. Our customers’ purchases, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs or in periods of actual or perceived unfavorable economic conditions. If we encounter increases in our product costs, these may not be offset by comparable rises in the income of consumers of our products. These consumers may choose to purchase fewer of our products or lower-priced products of our competitors in response to higher prices for our products or may choose not to purchase our products at prices that reflect our price increases that become effective from time to time. If any of these events occur, or if unfavorable economic conditions further challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, product suppliers, insurers, logistics and other service providers and financial institutions which are counterparties to our credit facilities and derivatives transactions. Our customers may experience diminished liquidity that could result in an increase in our credit risk, or our customers may encounter an inability to obtain credit to finance purchases of our products. If third parties on which we rely for goods or services are unable to overcome difficulties resulting from the deterioration in worldwide economic conditions and provide us with the materials and services we need, or if counterparties to our credit facilities or derivatives transactions do not perform their obligations, our business, results of operations, financial condition and liquidity could be adversely affected. For example, over the last two years, we experienced some disruption in product sourcing as a result of certain unforeseen factory closures. While the financial consequences to the Company of these closures were not material, the impact of many closures of major facilities may have an adverse effect on product sourcing. We attempt to mitigate this risk in a variety of ways, including diversification among factories, but such risk to our business and results of operations cannot be completely eliminated.

We face risks relating to competition.
Competition is intense in the footwear industry. Certain of our competitors are larger and have greater financial, marketing and technological resources than we do. In addition, there are low barriers of entry into this industry and new companies may enter the markets in which we compete, further increasing competition in the industry. Our success depends upon our ability to remain competitive in the areas of style, price, quality, location and service, among others, and in part on our ability to anticipate and respond to changing merchandise and fashion trends and consumer preferences and demands in a timely manner. The industry has also been impacted by retailers aggressively competing on the basis of price. Accordingly, there has been competitive pressure on us to keep our selling prices low. If we are unable to respond effectively to these competitive pressures, our business and results of operations may be adversely affected.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

We face risks related to the maintenance of proper inventory levels.
We place orders with manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. We may fail to gauge the fashion tastes of consumers or differentiate our retail and wholesale offerings. However, current economic conditions make it increasingly difficult for us and our customers to accurately forecast product demand trends, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair the brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, negatively impact our sales results and diminish brand awareness.

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

General
We rely almost entirely on foreign sourcing for our footwear products. We source footwear products from independent third-party manufacturing facilities located in China and, to a much lesser extent, Brazil and other countries. At times, we are a major customer of these third-party manufacturing facilities. However, there is substantial competition in the footwear industry for quality footwear manufacturers. Accordingly, our future results will partly depend on maintaining close working relationships with our principal manufacturers.

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

We require our third-party foreign manufacturers to meet our standards and footwear-industry standards for working conditions and other matters, including compliance with applicable labor, environmental and other laws, before we place orders with them to manufacture products for us. A failure by any of our third-party manufacturers to adhere to these standards or laws could cause us to incur additional costs for our products and could cause negative publicity and harm our business and reputation. We also require our third-party foreign manufacturers to meet our and industry standards for product safety, including compliance with applicable laws and standards with respect to lead content in paint and other safety issues. A failure by any of our third-party manufacturers to adhere to product safety standards could lead to a product recall, which could result in critical media coverage and harm our business and reputation and could cause us to incur additional costs.

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

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

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

Although we believe we could find alternative manufacturing sources for those products we currently source from China through independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity would have a material adverse effect on the Company. For example, alternative manufacturers may have higher prices, less favorable payment terms, less manufacturing capacity, lower quality standards or increased lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, this could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations. In addition, the occurrence of a natural disaster such as an earthquake or hurricane or the outbreak of a pandemic disease in China would severely interfere with the manufacture of our products and have a material adverse effect on the Company.

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

We face risks relating to customer concentration.
Our wholesale customers include national chains, mass merchandisers, department stores, independent retailers, catalogs and online retailers. Several of our customers operate multiple department store divisions. Furthermore, we often sell multiple types of licensed, branded and private-label footwear to these same national chains, mass merchandisers, department stores, independent retailers, catalogs and online retailers. While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by our customers who operate multiple national chains, mass merchandisers, department stores, independent retailers, catalogs and/or online retailers or any other significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

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
Our computer network and systems are essential to all aspects of our operations. If there were to be a major disruption of our information technology operations, we believe that we would be able to recover necessary information, but do not have complete assurance that we would be able to do so. Further, we do not have complete assurance that we would be able to repair our systems to allow us to continue operations without significant business interruption. If a disruption is of a nature that delays or prohibits implementation of recovery arrangements, it could have a material adverse effect on our results of operations.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

To support our business strategy while streamlining and transforming day-to-day operations for our integrated business model, we are converting select existing internally developed and certain other third-party applications to an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. These information technology initiatives began during the summer of 2008 and will continue through 2010. We believe the phased implementation may disrupt not only our information systems, but also a significant portion of our general office operations. While we believe the implementation of these systems will provide significant opportunity for us, such a major undertaking carries various risks and uncertainties that could cause actual results to differ materially. These include: (i) changes in the estimated costs and anticipated benefits of strategic business transformation; (ii) potential disruption to our business and operations as we implement the ERP applications; (iii) the timing and uncertainty of activities related to software implementation and business transformation; (iv) our ability to utilize our new information technology system to successfully execute our strategies; and (v) the additional risk of unforeseen issues, interruptions and costs. If we are unable to successfully implement these information technology initiatives, it may have an adverse effect on our capital resources, financial condition, results of operations and liquidity.

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
Our success depends on the ability to attract, retain and motivate qualified management, administrative, product development and sales personnel to support existing operations and future growth. Competition for qualified personnel in the footwear industry is intense, and we compete for these individuals with other companies that in many cases have substantial financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain other qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We may also be unable to retain key management personnel in businesses that we acquire.

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

We are dependent on leased locations.
Our Famous Footwear and Specialty Retail segments operate footwear stores. We lease all of these stores. Accordingly, the success of our operations, in part, is dependent on our ability to secure affordable, long-term leases in desirable locations and to secure renewals of such leases. Although we believe that most of our current leases can be renewed on acceptable terms, no assurance can be given that we will be able to successfully negotiate lease renewals on existing stores or to obtain acceptable terms for new stores in desirable locations, and the failure to do so could have an adverse effect on our ability to grow our business and our financial condition and results of operations.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

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
Our quarterly sales and earnings can vary due to a number of factors, many of which are beyond our control. Accordingly, we may not be able to accurately predict our quarterly sales and earnings. In our wholesale business, sales of footwear are dependent on orders from our major customers, and they may change delivery schedules, change the mix of products they order or cancel orders without penalty. In addition, our wholesale customers set the delivery schedule for shipments of our products, which could cause shifts of sales between quarters. Our Famous Footwear retail business is seasonally weighted to the back-to-school season, which falls into our fiscal third quarter. In addition, our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter. As a result of these specific and other general factors, our operating results will vary from quarter to quarter, and the results for any particular quarter may not be indicative of results for the full year. Any shortfall in sales or earnings from the levels expected by investors or securities analysts could cause a decrease in the trading price of our stock.

We could be adversely affected by changes in tax laws, policies and treaties.
Our financial results are significantly impacted by our effective tax rates, for both domestic and international operations; therefore, changes in domestic and/or international tax laws, interpretations, policies and treaties may result in increased volatility of our financial results. For example, current policies being contemplated in the United States include proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key United States federal income tax provisions currently available to the Company as well as other United States multinational companies. The passage of any legislation as a result of these proposals or any other similar changes in United States federal income tax laws that defer or eliminate certain tax deductions that are currently available to the Company would result in the Company paying higher federal income taxes and, depending on the specifics of the changes, could materially and negatively affect our financial condition and results of operations.

We may face transitional challenges with acquisitions and/or joint ventures.
Periodically, we pursue acquisitions of other companies or businesses and/or joint ventures. Although we review the records of acquisition candidates, such an in-depth review of the records may not reveal existing or potential problems. As a result, we may not become familiar enough with the business to fully assess its strengths and weaknesses, and accordingly, we may assume adverse operating conditions and/or unanticipated liabilities, and the business may not perform as well as expected. We face the risk that the returns on acquisitions and/or joint ventures will not support the expenditures or indebtedness incurred to acquire or launch such businesses. We also face the risk that we will not be able to integrate acquisitions and/or joint ventures into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

We are subject to periodic litigation and other regulatory proceedings.
We are a defendant from time to time in lawsuits and regulatory actions (including environmental matters) relating to our business and to our past operations. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require that we devote substantial resources and executive time to defend the Company. See Item 3, Legal Proceedings, for further discussion of pending matters.

We are subject to rising insurance costs.
We self-insure a significant portion of our expected losses under our workers’ compensation, employment practices, health, disability, cyber risk, general liability, automobile and property programs, among others. The liabilities associated with the risks that are retained by us are estimated by considering our historical claims experience and data from actuarial sources. The estimated accruals for these liabilities could be affected if claims differ from the assumptions used and historical trends. Unanticipated changes in the estimates underlying our reserves for these losses, such as claims experience, inflation and regulatory changes could have a material adverse effect on our financial condition and results of operations.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

ITEM 1B	UNRESOLVED STAFF COMMENTS
None.

ITEM 2	PROPERTIES
We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri. Our Canada wholesale division operates from an owned building in Perth, Ontario, and from leased office space in Laval, Quebec. Our Wholesale Operations division also utilizes leased office space in New York, New York, where we also maintain a showroom for our wholesale brands.

Our retail footwear operations are conducted throughout the United States, Canada, China and Guam and involve the operation of 1,411 shoe stores, including 131 in Canada and 14 in China. All store locations are leased, with over one-half having renewal options. Famous Footwear operates a leased 750,000 square-foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin, a leased 800,000 square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee, and beginning in the second quarter of 2009, a leased 380,000 square-foot distribution center, including a mezzanine level, in Bakersfield, California. We also operate an owned 150,000 square-foot distribution facility in Perth, Ontario.

For most of 2009, the footwear sold through our domestic wholesale divisions was processed through one of four main distribution centers, two Company-owned distribution centers in Sikeston, Missouri, and Fredericktown, Missouri, which have 720,000 and 465,000 square feet, including mezzanine levels, respectively, one leased facility in Sikeston, Missouri, which has 110,000 square feet, and one third-party facility in Chino, California. In January 2010, we ceased operations at the Fredericktown distribution center and donated the site to the City of Fredericktown, Missouri.

We lease office space in China, Hong Kong, Macau, Taiwan and Italy and four sample-making facilities in Dongguan, China, and Putien, China.

We own a vacant manufacturing facility in Stirling, Ontario, a vacant office building in Perth, Ontario, a building in Denver, Colorado, which is leased to a third-party, and undeveloped land in Colorado and New York. See Item 3, Legal Proceedings, for further discussion of certain of these properties.

ITEM 3	LEGAL PROCEEDINGS
We are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial position.

We are involved in environmental remediation and ongoing compliance activities at several sites. We are remediating, under the oversight of Colorado authorities, contamination at and beneath our owned facility in Colorado (also known as the “Redfield” site) and groundwater and indoor air in residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the site and surrounding facilities. See Note 18 to the consolidated financial statements for additional information related to the Redfield matter.

While we currently do not operate manufacturing facilities, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future.

ITEM 4	(RESERVED AND REMOVED)

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and the Chicago Stock Exchange under the trading symbol “BWS.” As of January 30, 2010, we had approximately 3,800 shareholders of record. The following table sets forth for each fiscal quarter during 2009 and 2008 the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share.

	2009			2008
	Low	High	Dividends Paid	Low	High	Dividends Paid
1st Quarter	$2.04	$6.70	$0.07	$11.89	$17.65	$0.07
2nd Quarter	5.41	9.44	0.07	12.06	17.60	0.07
3rd Quarter	6.97	12.33	0.07	6.99	18.44	0.07
4th Quarter	9.82	13.07	0.07	4.34	10.94	0.07

Restrictions on the Payment of Dividends
Our revolving credit agreement and Senior Notes limit the amount of dividends that can be declared and paid. However, we do not believe this limitation materially restricts the Board of Directors’ ability to declare or our ability to pay regular quarterly dividends to our common stockholders.

In addition to this limitation, the declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial conditions, future prospects and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities
The following table represents issuer purchases of equity securities.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
November 1, 2009 – November 28, 2009	–		$–		–	2,500,000

November 29, 2009 – January 2, 2010	–		–		–	2,500,000

January 3, 2010 – January 30, 2010	15,908	(2)	10.10	(2)	–	2,500,000

Total	15,908	(2)	$10.10	(2)	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased during the fourth quarter of 2009; therefore, there were 2.5 million shares authorized to be purchased under the program as of January 30, 2010. Our repurchases of common stock are limited under our debt agreements.

(2)
Includes 15,908 shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Stock Performance Graph
The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P© 600 SmallCap Stock Index and (ii) a peer group of companies believed to be engaged in similar businesses. Our peer group consists of Genesco, Inc., Collective Brands, Inc. (formerly Payless ShoeSource, Inc.), Shoe Carnival, Inc., DSW, Inc., Skechers U.S.A., Inc., Steven Madden, Ltd., The Timberland Company and Wolverine World Wide, Inc. In August 2007, Payless ShoeSource, Inc. changed its name to Collective Brands, Inc. and acquired The Stride Rite Corporation. The results of The Stride Rite Corporation are included within the graph through the date of acquisition. Our fiscal year ends on the Saturday nearest to each January 31; accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at January 29, 2005. The graph also assumes that all dividends were reinvested and that investments were held through January 30, 2010. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

	1/29/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009	1/30/2010
Brown Shoe Company, Inc.	$100	$154	$284	$138	$38	$105
S&P© 600 SmallCap Stock Index	100	132	171	110	66	128
Peer Group	100	121	134	126	78	108

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report.
($ thousands, except per share amounts)	2009 (52 Weeks)	2008 (52 Weeks)	2007 (52 Weeks)	2006 (53 Weeks)	2005 (52 Weeks)
Operations:
Net sales	$2,241,968	$2,276,362	$2,359,909	$2,470,930	$2,292,057
Cost of goods sold	1,338,829	1,394,126	1,416,510	1,500,037	1,393,753
Gross profit	903,139	882,236	943,399	970,893	898,304
Selling and administrative expenses	859,693	851,893	827,350	854,053	794,078
Restructuring and other special charges, net	11,923	54,278	19,000	8,145	14,654
Impairment of goodwill and intangible assets	–	149,150	–	–	–
Equity in net loss of nonconsolidated affiliate	–	216	439	–	–
Operating earnings (loss)	31,523	(173,301)	96,610	108,695	89,572
Interest expense	(20,195)	(17,105)	(16,232)	(17,892)	(19,641)
Interest income	374	1,800	3,434	2,610	1,348
Earnings (loss) before income taxes	11,702	(188,606)	83,812	93,413	71,279
Income tax (provision) benefit	(1,259)	53,793	(23,483)	(27,719)	(30,147)
Net earnings (loss)	10,443	(134,813)	60,329	65,694	41,132
Less: Net earnings (loss) attributable to noncontrolling interests	943	(1,575)	(98)	(14)	132
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$9,500	$(133,238)	$60,427	$65,708	$41,000
Operations:
Return on net sales	0.4%	(5.9)%	2.6%	2.7%	1.8%
Return on beginning Brown Shoe Company, Inc. shareholders’ equity	2.4%	(23.9)%	11.5%	15.1%	10.5%
Return on average invested capital(1)	3.6%	(17.2)%	9.5%	11.3%	8.0%
Dividends paid	$12,009	$11,855	$12,312	$9,147	$7,353
Purchases of property and equipment	$24,880	$60,417	$41,355	$60,725	$36,800
Capitalized software	$25,098	$16,327	$5,770	$10,080	$5,126
Depreciation and amortization(2)	$53,295	$56,510	$52,148	$50,943	$49,266
Per Common Share:
Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.22	$(3.21)	$1.38	$1.54	$1.00
Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	0.22	(3.21)	1.36	1.50	0.96
Dividends paid	0.28	0.28	0.28	0.21	0.18
Ending Brown Shoe Company, Inc. shareholders’ equity	9.38	9.31	13.35	12.10	10.45
Financial Position:
Receivables, net	$84,297	$84,252	$116,873	$132,224	$158,103
Inventories, net	456,682	466,002	435,682	420,520	414,295
Working capital	294,186	279,297	333,142	303,844	267,351
Property and equipment, net	141,561	157,451	141,964	138,164	116,555
Total assets	1,040,150	1,026,031	1,099,841	1,099,057	1,027,293
Average net assets(3)	465,057	496,979	496,996	428,118	415,738
Borrowings under revolving credit agreement	94,500	112,500	15,000	1,000	50,000
Long-term debt	150,000	150,000	150,000	150,000	150,000
Noncontrolling interests	9,056	8,110	2,087	(20)	–
Brown Shoe Company, Inc. shareholders’ equity	402,171	394,104	558,577	523,645	434,210
Average common shares outstanding – basic	41,585	41,525	43,223	42,225	40,890
Average common shares outstanding – diluted	41,649	41,525	43,916	43,364	42,266
All data presented reflects the fiscal year ended on the Saturday nearest to January 31. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings (loss) attributable to Brown Shoe Company, Inc. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information related to the selected financial data above.

(1)
Return on average invested capital is calculated by dividing operating earnings (loss) for the period, adjusted for income taxes at the applicable effective rate, by the average of each month-end invested capital balance during the year. Invested capital is defined as Brown Shoe Company, Inc. shareholders’ equity plus long-term debt and borrowings under the revolving credit agreement.

(2)
Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized software, intangibles and debt issuance costs. The amortization of debt issuance costs is reflected within interest expense in our consolidated statement of earnings and totaled $2.2 million in 2009, $1.6 million in 2008, $1.5 million in 2007, $1.5 million in 2006 and $1.1 million in 2005.

(3)
Average net assets are calculated as the average of each month-end net asset balance during the year. Net assets are calculated as the sum of working capital, property and equipment, net and capitalized software, net.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview
We are a footwear company with both retail and wholesale operations and have annual net sales of over $2.2 billion. We are a fashion footwear marketer, offering the consumer a powerful portfolio of great footwear stores and global footwear brands. As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points. We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels.

Our goal is to be the leading footwear marketer, while winning loyal customers with compelling global brands. We are a consumer-driven enterprise. To successfully provide consumers with the product they want, we leverage our partnerships with our customers and suppliers. We also believe that a combination of talent acquisition, thoughtful planning and rigorous execution are keys to our success in optimizing our business and brand portfolio.

Retail
In our retail businesses, we strive to offer differentiated consumer experiences in a convenient, easy-to-shop environment. Our focus is on meeting the needs of a well-defined consumer, by providing our customer and her entire family trend-right, brand-name fashion and athletic footwear at a great price, coupled with engaging marketing programs and some exclusive products. We also seek to engage our customers through our Famous Footwear customer loyalty program, Rewards, and a variety of consumer communications, including in-store advertisement, national television, radio, print, viral marketing and social networking. We test innovative ideas in our stores to improve the customer’s shopping experience and to further differentiate our retail chains. Our retail segments include Famous Footwear and Specialty Retail. Famous Footwear is America’s leading family branded footwear retailer selling branded value-priced footwear for the entire family with over 1,100 stores. Our Specialty Retail segment operates nearly 300 retail stores in the United States and Canada, primarily under the Naturalizer name, as well as several stores in China. It also includes Shoes.com and our other e-commerce businesses, with the exception of FamousFootwear.com, which is included in our Famous Footwear segment.

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

Wholesale
In our wholesale business, we believe our key success factors are strengthening the consumers’ preference for our brands by offering compelling style and quality, differentiated brand promises and innovative marketing campaigns. Owning approximately one-half of our major brands and licensing the others, we offer retailers a portfolio of brands, each designed and targeted to a specific customer segment within the marketplace. Brand strength and preference are built by developing fresh product assortments and innovative marketing campaigns. We are also able to showcase many of our brands in our retail stores, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products.

Our major brands, both owned and licensed, include Naturalizer, Dr. Scholl’s, Franco Sarto, Sam Edelman, LifeStride, Buster Brown, Etienne Aigner, Carlos by Carlos Santana, Via Spiga, Fergie/Fergalicious by Fergie, Nickels Soft and Vera Wang Lavender.

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

Financial Highlights
Overall, we are encouraged by our performance in the second half of 2009 as we delivered better than expected earnings in a very challenging economic climate. We developed and executed initiatives for 2009 to offer trend-right product and enhance the store experience and strengthen consumer engagement. We also launched our largest branding initiative in history at Famous Footwear (“Make Today Famous”) during a peak shopping period, which positioned us to deliver a strong back-to-school selling season at Famous Footwear. We focused on product assortment and invested in merchandise consistent with emerging trends. We continue to focus on driving profitable sales from our core brands, while focusing on enhancing the productivity of our store base.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

The following is a summary of the financial highlights for 2009:

•
Consolidated net sales declined $34.4 million, or 1.5%, to $2.242 billion in 2009, compared to $2.276 billion last year. Net sales of our Wholesale Operations and Specialty Retail segments decreased by $72.0 million and $5.9 million, respectively, which was partially offset by an increase in net sales of our Famous Footwear segment of $43.6 million.

•	Consolidated operating earnings were $31.5 million in 2009, compared to a consolidated operating loss of $173.3 million last year.

•
Consolidated net earnings attributable to Brown Shoe Company, Inc. were $9.5 million, or $0.22 per diluted share, in 2009, compared to our consolidated net loss attributable to Brown Shoe Company, Inc. of $133.2 million, or $3.21 per diluted share, last year.

There were several items that impacted our 2009 and 2008 operating results that should be considered in evaluating the comparability of our results. These items include:

•
Incentive plans – Our selling and administrative expenses were higher by $12.4 million ($7.7 million on an after-tax basis, or $0.19 per diluted share) during 2009, compared to last year, due to changes in expected payments under our incentive plans.

•
Information technology initiatives – We incurred expenses of $9.2 million ($5.8 million on an after-tax basis, or $0.14 per diluted share) during 2009, related to our integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications, with $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) in corresponding expenses last year. See the Recent Developments section that follows and Note 4 to the consolidated financial statements for additional information related to these expenses.

•
Organizational changes – We incurred charges of $4.6 million ($2.8 million on an after-tax basis, or $0.07 per diluted share) during 2009, related to the retirement of two executive officers. See the Recent Developments section that follows and Note 4 to the consolidated financial statements for additional information related to these charges.

•
Headquarters consolidation – Last year, we incurred charges of $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share) related to the relocation and transition of our Famous Footwear division headquarters. These costs included employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. During 2009, we recorded income of $1.9 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) as a result of an expanded sublease arrangement. See the Recent Developments section that follows and Note 4 to the consolidated financial statements for additional information related to these charges and recoveries.

•
Impairment of goodwill and intangible assets – We incurred charges of $149.2 million ($119.2 million on an after-tax basis, or $2.87 per diluted share) last year, as a result of the deterioration of general economic conditions, industry trends and the resulting decline in our share price and market capitalization, with no corresponding impairment charges in 2009. See Note 1 and Note 9 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

•
Expense and capital containment initiatives – We incurred charges of $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share) last year, related to our expense and capital containment initiatives, with no corresponding charges in 2009. These costs included employee-related costs for severance, including healthcare benefits and enhanced pension benefits, as well as facility and other costs. See Note 4 to the consolidated financial statements for additional information related to these charges.

•
Environmental insurance recoveries and charges – We recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million ($6.2 million on an after-tax basis, or $0.15 per diluted share) last year as a reduction of restructuring and other special charges, net, with no corresponding recoveries during 2009. See Note 4 to the consolidated financial statements for additional information related to these recoveries.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Following is a summary of our operating results in 2009 by segment. See Note 7 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

•
Our Famous Footwear segment’s net sales increased 3.3%, to $1.364 billion in 2009, compared to $1.320 billion last year due to an increase in net sales from net closed stores and a same-store sales increase of 0.5%. The increase in same-store sales was primarily the result of higher average retail prices and strong sales of boots and toning products (a lifestyle trend which gained significant momentum in 2009), partially offset by a decline in customer traffic. Operating earnings increased 65.5% to $44.6 million in 2009, compared to $27.0 million last year, driven by an increase in net sales and gross profit rate, partially offset by an increase in selling and administrative expenses. We experienced a higher gross profit rate as a result of improvement in several categories, in particular higher-margin boots and toning products, partially offset by increased promotional activity during the year. Last year, we also recorded $3.8 million in charges related to our expense and capital containment initiatives and $3.5 million in charges related to the impairment of goodwill and intangible assets, with no corresponding charges in 2009. As a percent of net sales, operating earnings increased to 3.3% in 2009, compared to 2.0% last year.

•
Our Wholesale Operations segment’s net sales decreased 10.2%, to $631.8 million in 2009, compared to $703.8 million last year. With some exceptions, the challenging retail environment continued to soften demand for most of our brands. Although we had sales growth in our Sam Edelman (Edelman Shoe, Inc. was first consolidated in the fourth quarter of 2008), Carlos by Carlos Santana and Fergie/Fergalicious by Fergie divisions as well as initial sales from our Vera Wang Lavender division, this growth did not offset sales declines from our other divisions, including primarily our Women’s Specialty (composed of private brands and private label business), Franco Sarto, Children’s and Specialty Athletic and Etienne Aigner divisions. An increased mix of higher-margin branded sales, an increase in our wholesale brands being sold through our retail channels and lower provisions for customer allowances led to a higher gross profit rate. We achieved operating earnings of $41.1 million in 2009, compared to an operating loss of $108.1 million last year, primarily as a result of $129.1 million of charges incurred related to the impairment of goodwill and intangible assets and $14.4 million of charges recorded in connection with our expense and capital containment initiatives last year, with no corresponding charges in 2009. In addition, we experienced a decline in general and administrative and sourcing expenses from last year.

•
Our Specialty Retail segment’s net sales decreased 2.4%, to $246.6 million in 2009, compared to $252.5 million last year. Lower net sales at Shoes.com and a decline in the Canadian dollar exchange rate, partially offset by an increase in same-store sales of 0.8% in our retail stores led to an overall decrease in net sales. Our gross profit rate increased primarily due to lower freight expenses and markdowns at Shoes.com. We incurred an operating loss of $14.2 million in 2009, compared to an operating loss of $30.5 million last year due primarily to $16.6 million in charges related to the impairment of goodwill recorded last year, with no corresponding charges in 2009.

Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, decreased to 37.3% at January 30, 2010, compared to 39.5% at January 31, 2009, primarily due to a decrease of $18.0 million in borrowings under our revolving credit agreement and an increase in total Brown Shoe Company, Inc. shareholders’ equity as a result of the net earnings attributable to Brown Shoe Company, Inc. in 2009. Our current ratio, the relationship of current assets to current liabilities, was 1.71 to 1 at January 30, 2010, improved from 1.69 to 1 at January 31, 2009. Inventories at January 30, 2010 were $456.7 million, down from $466.0 million at January 31, 2009, primarily due to a decrease in inventories of our Wholesale Operations segment, partially offset by an increase in inventories of our Famous Footwear segment. The decrease in inventories for our Wholesale Operations segment reflected the general decrease of inventory levels across retail channels as a result of the economic environment, as well as the anniversary of an ice storm in January of 2009, which caused some shipments to be delayed to the first quarter of 2009. The increase in our Famous Footwear segment inventories was a result of the improved trend of footwear sales and investments in the women’s wellness initiatives and accessories.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Recent Developments

Information Technology Initiatives
During 2008, we began implementation of an integrated ERP information technology system provided by third-party vendors. The ERP information technology system is replacing select existing internally developed and certain other third-party applications and is expected to support our business model. We expect the implementation will enhance our profitability through improved management and execution of our business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during the second quarter of 2008 and will continue through 2010. During 2009, we incurred expenses of $9.2 million ($5.8 million on an after-tax basis, or $0.14 per diluted share) as a component of restructuring and other special charges, net related to these initiatives. Of the $9.2 million in expenses recorded during 2009, $0.3 million was recorded in the Wholesale Operations segment, and the remaining expense was recorded in the Other segment. During 2008, we incurred expenses of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share), and these expenses were reflected within the Other segment. We made significant progress on these initiatives in 2009 and have begun realizing benefits from the completed phases of the systems implementation.

Organizational Changes
During November 2009, we made a series of changes within our leadership team as two executives announced plans to retire in early to mid-2010. They will both remain with Brown Shoe until early to mid-2010 to facilitate an orderly succession of their responsibilities to other leaders at Brown Shoe. During 2009, we incurred charges of $4.6 million ($2.8 million on an after-tax basis, or $0.07 per diluted share), related to their retirement.

Headquarters Consolidation
During 2008, we relocated our Famous Footwear division headquarters from Madison, Wisconsin, to St. Louis, Missouri, to foster collaboration, increase our speed to market and strengthen our connection with consumers. During 2008, we incurred charges of $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share). These costs included employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. During 2009, we recorded income of $1.9 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) as a result of an expanded sublease arrangement. See Note 4 to the consolidated financial statements for additional information related to these charges and recoveries.

Outlook for 2010
As we look to 2010, we will continue our focus on improving profits and returns, while driving sales from our core brands (e.g., Famous Footwear, Naturalizer, Dr. Scholl’s). We have seen some of the positive trends from the second half of 2009 continue into early 2010. While there remains uncertainty as to the pace of economic recovery, we believe that we will see a return to solid sales growth for the Company in 2010. We expect that the same-store sales of our retail businesses will grow in the low to mid single digit percentage range in 2010. For our wholesale business, we expect a net sales increase in 2010 in the range of high single to low double digit percentage growth in 2010 as compared to 2009. We plan to increase our investment in marketing and sharpen our focus on the consumer in 2010, while remaining focused on generating greater efficiencies from our operating platform.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Following are the consolidated results and the results by segment for 2009, 2008 and 2007:

CONSOLIDATED RESULTS

	2009		2008		2007
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,242.0	100.0%	$2,276.4	100.0%	$2,359.9	100.0%
Cost of goods sold	1,338.9	59.7%	1,394.2	61.2%	1,416.5	60.0%
Gross profit	903.1	40.3%	882.2	38.8%	943.4	40.0%
Selling and administrative expenses	859.7	38.4%	851.8	37.4%	827.4	35.1%
Restructuring and other special charges, net	11.9	0.5%	54.3	2.4%	19.0	0.8%
Impairment of goodwill and intangible assets	–	–	149.2	6.6%	–	–
Equity in net loss of nonconsolidated affiliate	–	–	0.2	0.0%	0.4	0.0%
Operating earnings (loss)	31.5	1.4%	(173.3)	(7.6)%	96.6	4.1%
Interest expense	(20.2)	(0.9)%	(17.1)	(0.8)%	(16.2)	(0.6)%
Interest income	0.4	0.0%	1.8	0.1%	3.4	0.1%
Earnings (loss) before income taxes	11.7	0.5%	(188.6)	(8.3)%	83.8	3.6%
Income tax (provision) benefit	(1.3)	(0.1)%	53.8	2.3%	(23.5)	(1.0)%
Net earnings (loss)	$10.4	0.4%	$(134.8)	(6.0)%	$60.3	2.6%
Less: Net earnings (loss) attributable to noncontrolling interests	0.9	0.0%	(1.6)	(0.1)%	(0.1)	(0.0)%
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$9.5	0.4%	$(133.2)	(5.9)%	$60.4	2.6%

Net Sales
Net sales decreased $34.4 million, or 1.5%, to $2.242 billion in 2009, compared to $2.276 billion last year. Our Wholesale Operations and Specialty Retail segments’ net sales declined, while our Famous Footwear segment’s net sales increased. Our Wholesale Operations segment’s net sales declined $72.0 million, primarily as a result of retailers reducing inventory levels across our channels of distribution in response to weak consumer spending as well as the continued decline in our private label business. The net sales of our Specialty Retail segment declined by $5.9 million, due to lower net sales at Shoes.com and a decline in the Canadian dollar exchange rate, partially offset by an increase in same-store sales of 0.8% in our retail stores. Our Famous Footwear segment’s net sales increased by $43.6 million, reflecting an increase in net sales from net closed stores and a same-store sales increase of 0.5%.

Net sales decreased $83.5 million, or 3.5%, to $2.276 billion in 2008, compared to $2.360 billion in 2007. All segments were impacted by the challenging consumer environment in 2008. The largest decline came from our Wholesale Operations segment, which declined $79.7 million, as our retail partners experienced the same business environment and sought to manage their inventories and open to buy more tightly. The net sales of our Specialty Retail segment declined by $10.7 million, due to a same-store sales decline of 3.4% in our retail stores, lower net sales at Shoes.com and a decline in the Canadian dollar exchange rate, partially offset by a higher store count. Our Famous Footwear segment’s net sales increased by $6.8 million, reflecting a higher store count, while experiencing a same-store sales decline of 4.7%.

Gross Profit
Gross profit increased $20.9 million, or 2.4%, to $903.1 million in 2009, compared to $882.2 million last year due to an increase in our gross profit rate, partially offset by lower net sales. As a percent of net sales, our gross profit increased to 40.3% in 2009, from 38.8% last year. The increase in our gross profit rate reflects improved margins in each of our reportable segments. Our Wholesale Operations segment experienced higher margins, driven by an increased mix of higher-margin branded sales, an increase in our wholesale brands being sold through our retail channels and lower provisions for customer allowances. Famous Footwear, particularly in the second half of 2009, had increased sales in higher-margin product categories, such as boots and toning products, but margins at Famous Footwear were partially offset by increased promotional activity. In our Specialty Retail segment, our gross profit rate increased as we experienced lower freight expenses and markdowns at Shoes.com as compared to last year. In addition, as a percentage of consolidated sales, we experienced an increase in mix of retail sales, which carry a higher gross profit rate.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Gross profit decreased $61.2 million, or 6.5%, to $882.2 million in 2008, compared to $943.4 million in 2007 as a result of lower net sales and a decline in our gross profit rate. As a percent of net sales, our gross profit decreased to 38.8% in 2008 from 40.0% in 2007. In our Wholesale Operations segment, we recognized increased markdowns and higher allowances. In addition, we experienced a sales shift from department store to the lower-margin national chains channel and a higher mix of lower-margin licensed brands as compared to our owned brands. Increased promotional activity in our retail segments and higher markdowns in our retail inventory also contributed to the decline in gross profit rate.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses rates, as a percent of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $7.9 million, or 0.9%, to $859.7 million in 2009 compared to $851.8 million last year and increased $24.4 million, or 3.0%, compared to $827.4 million in 2007.

Selling and administrative expenses increased $7.9 million in 2009 compared to last year, primarily due to higher costs related to our incentive plans as a result of changes in our expected payments, higher expenses for retail facilities, the consolidation of Edelman Shoe, Inc. and new brand launches, partially offset by a decline in marketing expenses and savings from our expense and capital containment initiatives implemented at the beginning of 2009. As a percent of net sales, selling and administrative expenses increased to 38.4% in 2009 from 37.4% last year. This increase is due to the impact of the factors listed above and the de-leveraging of the expense base over lower net sales volume.

Selling and administrative expenses increased $24.4 million in 2008 compared to 2007 as a result of higher retail facilities costs due to higher store counts in our retail segments, partially offset by lower share-based compensation expense of $5.8 million and lower legal fees. As a percent of net sales, selling and administrative expenses increased to 37.4% in 2008 from 35.1% in 2007. This increase is due to the impact of the factors listed above and the de-leveraging of the expense base over lower net sales volume.

Impairment of Goodwill and Intangible Assets
We incurred charges related to the impairment of our goodwill and intangible assets of $149.2 million last year as a result of the deterioration of general economic conditions, industry trends and the resulting decline in our share price and market capitalization, with no corresponding charges in 2009 or 2007. See Note 1 and Note 9 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

Restructuring and Other Special Charges, Net
Restructuring and other special charges, net decreased $42.4 million to $11.9 million during 2009, compared to $54.3 million last year as a result of several factors, as follows (see Note 4 to the consolidated financial statements for additional information related to these charges and recoveries):

•	Information technology initiatives – We incurred charges of $9.2 million during 2009 related to our integrated ERP information technology system, with $3.7 million in corresponding expenses last year.
•	Organizational changes – We incurred charges of $4.6 million during 2009 related to the retirement of two executive officers, with no corresponding expenses last year.
•
Headquarters consolidation – Last year we incurred charges of $29.8 million related to the relocation and transition of our Famous Footwear division headquarters. During 2009, we recorded income of $1.9 million as a result of an expanded sublease arrangement.

•	Expense and capital containment initiatives – Last year we incurred charges of $30.9 million related to our expense and capital containment initiatives, with no corresponding charges in 2009.
•
Environmental insurance recoveries and charges – We recorded income related to environmental insurance recoveries, net of associated fees and costs, of $10.2 million last year, with no corresponding recoveries in 2009.

As a percent of net sales, restructuring and other special charges, net decreased to 0.5% in 2009, from 2.4% last year, reflecting the above-named factors.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Restructuring and other special charges, net increased $35.3 million to $54.3 million during 2008 compared to $19.0 million in 2007 as a result of several factors, as follows:

•	Expense and capital containment initiatives – We incurred charges of $30.9 million during 2008 related to our expense and capital containment initiatives, with no corresponding charges in 2007.
•
Headquarters consolidation – We incurred charges of $29.8 million during 2008 related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges in 2007.

•
Environmental insurance recoveries and charges – We recorded income related to environmental insurance recoveries, net of associated fees and costs, of $10.2 million during 2008, with no corresponding recoveries in 2007.

•	Information technology initiatives – We incurred charges of $3.7 million during 2008 related to our integrated ERP information technology system, with no corresponding charges in 2007.
•
Earnings Enhancement Plan – We incurred charges related to our Earnings Enhancement Plan initiatives of $19.0 million in 2007, with no corresponding charges during 2008. The plan was designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources.

As a percent of net sales, restructuring and other special charges, net increased to 2.4% in 2008, from 0.8% in 2007, reflecting the above-named factors and the de-leveraging of our expense base over lower net sales volume.

Equity in Net Loss of Nonconsolidated Affiliate
Since our initial investment in Edelman Shoe, Inc. (“Edelman Shoe”) during 2007, we recorded our portion of Edelman Shoe’s operating results in our financial statements based upon the equity method of accounting, as equity in net loss of nonconsolidated affiliate. We continued to record the results of Edelman Shoe using the equity method until November 3, 2008 (fourth quarter of 2008), when we purchased additional shares of Edelman Shoe. Since that date, the results of Edelman Shoe are fully consolidated into our financial statements, with net earnings or loss related to the noncontrolling interests reflected in the line titled Less: Net earnings (loss) attributable to noncontrolling interests on our consolidated statement of earnings.  See Note 16 and Note 17 to the consolidated financial statements for additional information related to Edelman Shoe.

Operating Earnings (Loss)
We reported operating earnings of $31.5 million in 2009 compared to an operating loss of $173.3 million last year due primarily to the nonrecurrence of the charge for impairment of goodwill and intangible assets, a decline in restructuring and other special charges, net and an increase in gross profit rate, partially offset by a decline in net sales and an increase in our selling and administrative expenses as discussed above.

We reported an operating loss of $173.3 million in 2008 compared to operating earnings of $96.6 million in 2007 due to the impairment of goodwill and intangible assets, an increase in restructuring and other special charges, net and an increase in selling and administrative expenses as well as a decline in net sales and gross profit rate as discussed above.

Interest Expense
Interest expense increased $3.1 million to $20.2 million in 2009 compared to $17.1 million last year and increased $0.9 million compared to $16.2 million in 2007.

The increase in interest expense in 2009 primarily reflected higher average borrowings under our revolving credit agreement and higher amortization of debt issuance costs, partially offset by lower rates on our borrowings under our revolving credit agreement.

The increase in interest expense in 2008 primarily reflected higher average borrowings under our revolving credit agreement, partially offset by lower rates on our borrowings under our revolving credit agreement.

Income Tax (Provision) Benefit
Our consolidated effective tax rate was a provision of 10.8% in 2009 compared to a benefit of 28.5% in 2008 and a provision of 28.0% in 2007. Our consolidated effective tax rate is generally below the federal statutory rate of 35% because our foreign earnings are subject to lower statutory tax rates.

In 2009, we incurred a pretax loss in our domestic operations, which are generally subject to a normal combined tax rate of 35% to 39%. However, we recorded pretax earnings in foreign jurisdictions, which generally have very low tax rates. This combination of a domestic loss and foreign earnings resulted in an overall effective tax provision rate of 10.8% in 2009.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

In 2008, we also incurred a pretax loss in our domestic operations and pretax earnings in foreign jurisdictions. The combination of a domestic loss and foreign earnings, the impairment of goodwill and intangible assets, some of which is not deductible for tax purposes, and the recognition of certain state tax incentives, resulted in an overall effective tax benefit rate of 28.5% in 2008.

We recognized $1.6 million, net of $0.9 million federal tax impact, of income for state tax incentives related to our headquarters consolidation initiatives during 2008, with no corresponding income during 2007. See Note 6 to the consolidated financial statements for additional information regarding our tax rates.

Net Earnings (Loss) Attributable to Brown Shoe Company, Inc.
We reported net earnings attributable to Brown Shoe Company, Inc. of $9.5 million in 2009, compared to a net loss attributable to Brown Shoe Company, Inc. of $133.2 million last year as a result of the reasons noted above.

We reported a net loss attributable to Brown Shoe Company, Inc. of $133.2 million in 2008, compared to net earnings attributable to Brown Shoe Company, Inc. of $60.4 million in 2007 due to the reasons noted above.

Geographic Results
We have both domestic and foreign operations. Domestic operations include the nationwide operation of the Famous Footwear and Specialty Retail chains of footwear stores, the wholesale distribution of footwear to numerous retail customers and the operation of our e-commerce websites. Foreign operations primarily consist of wholesale operations in the Far East, retailing operations in Canada and China and operation of our international e-commerce websites. In addition, we license certain of our trademarks to third parties who distribute and/or operate retail locations internationally. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and earnings (loss) before income taxes was as follows:

	2009		2008		2007
($ millions)	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes
Domestic	$1,968.2	$(6.8)	$1,916.5	$(217.2)	$1,967.7	$38.7
Foreign	273.8	18.5	359.9	28.6	392.2	45.1
	$2,242.0	$11.7	$2,276.4	$(188.6)	$2,359.9	$83.8

The pretax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

We incurred domestic losses before income taxes in 2009 primarily as a result of the weak consumer environment that existed during the majority of 2009 and the impact of higher selling and administrative expenses and higher interest expense. We began to experience positive business trends in the second half of 2009 as the consumer spending patterns began to improve.

We incurred domestic losses before income taxes in 2008 as a result of the weak consumer environment and the impact of higher domestic costs in 2008 primarily related to the impairment of goodwill and intangible assets and higher restructuring and other special charges, net.

In 2007, both domestic and foreign earnings were higher than 2008 or 2009, representing the more favorable business climate that existed during 2007.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

FAMOUS FOOTWEAR

	2009		2008		2007
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$1,363.6	100.0%	$1,320.0	100.0%	$1,313.2	100.0%
Cost of goods sold	770.7	56.5%	748.4	56.7%	727.8	55.4%
Gross profit	592.9	43.5%	571.6	43.3%	585.4	44.6%
Selling and administrative expenses	548.3	40.2%	537.3	40.7%	501.3	38.2%
Impairment of goodwill and intangible assets	–	–	3.5	0.3%	–	–
Restructuring and other special charges, net	–	–	3.8	0.3%	–	–
Operating earnings	$44.6	3.3%	$27.0	2.0%	$84.1	6.4%

Key Metrics
Same-store sales % change (on a 52-week basis)	0.5%		(4.7)%		(0.6)%
Same-store sales $ change (on a 52-week basis)	$6.9		$(60.3)		$(7.5)
Sales impact of 53rd week	$–		$–		$(18.7)
Sales change from new and closed stores, net	$36.7		$67.1		$57.2

Sales per square foot, excluding e-commerce (on a 52-week basis)	$167		$168		$180
Square footage (thousand sq. ft.)	7,868		7,894		7,459

Stores opened	55		89		110
Stores closed	64		25		35
Ending stores	1,129		1,138		1,074

Net Sales
Net sales increased $43.6 million, or 3.3%, to $1.364 billion in 2009 compared to $1.320 billion last year. During 2009, net closed stores provided a $36.7 million increase in net sales and higher average retail prices, partially offset by a decline in customer traffic led to a same-store sales increase of 0.5%, or $6.9 million. The increase in average retail prices was primarily due to overall improvement in the second half of 2009, in particular with strong sales in our boots and toning products categories. Sales per square foot was relatively flat compared to last year. We continue to focus on new ways of connecting with and engaging our customers to maintain a strong brand preference for Famous Footwear, including our customer loyalty programs and through social media. Approximately 61% of our net sales were made to members of our customer loyalty program, Rewards, in 2009, compared to 60% in 2008 and 54% in 2007.

Net sales increased $6.8 million, or 0.5%, to $1.320 billion in 2008 compared to $1.313 billion in 2007. During 2008, net new stores provided $67.1 million in net sales, but declines in customer traffic and lower conversion rates led to a same-store sales decline of 4.7%, or $60.3 million. As a result of the same-store sales decline and lower sales per square foot in our newer stores compared to our mature stores, sales per square foot decreased 7.0% to $168 in 2008 compared to $180 in 2007.

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

Gross Profit
Gross profit increased $21.3 million, or 3.7%, to $592.9 million in 2009 compared to $571.6 million last year due to the increase in net sales and the slight improvement in gross profit rate. As a percent of net sales, our gross profit increased to 43.5% in 2009 compared to 43.3% last year. The slight increase in our gross profit rate was driven by strong sales of higher-margin categories, including boots and toning products, lower markdowns, partially offset by increased promotional activity during 2009.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Gross profit decreased $13.8 million, or 2.4%, to $571.6 million in 2008 compared to $585.4 million in 2007. The decrease was due to a decline in gross profit rate, primarily as a result of increased promotional activity and higher markdowns as we sought to manage inventory and maintain market share during the year. As a percent of net sales, our gross profit decreased to 43.3% in 2008 compared to 44.6% in 2007.

Selling and Administrative Expenses
Selling and administrative expenses increased $11.0 million, or 2.1%, to $548.3 million during 2009 compared to $537.3 million last year. The increase was primarily attributable to higher selling and retail facilities expenses as a result of the higher net sales volume and the higher store count that existed for most of 2009. Nearly all of our store openings occurred during the first half of 2009, while most of our store closures occurred during the second half of 2009. A decline in marketing expenses partially offset the increases described above. As a percent of net sales, selling and administrative expenses decreased to 40.2% in 2009 from 40.7% last year, reflecting the leveraging of our expense base over the higher net sales volume.

Selling and administrative expenses increased $36.0 million, or 7.2%, to $537.3 million during 2008 compared to $501.3 million in 2007. The increase was primarily attributable to the higher store count and higher net sales, resulting in higher retail facilities and selling costs as well as higher marketing costs. As a percent of net sales, selling and administrative expenses increased to 40.7% in 2008 from 38.2% in 2007, reflecting the higher costs noted above.

Impairment of Goodwill and Intangible Assets
We incurred charges related to the impairment of our goodwill of $3.5 million last year as a result of the deterioration of general economic conditions, industry trends and the resulting decline in our share price and market capitalization, with no corresponding charges in 2009 or 2007. See Note 1 and Note 9 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

Restructuring and Other Special Charges, Net
We incurred costs related to our expense and capital containment initiatives of $3.8 million last year, with no corresponding charges in 2009 or 2007. As a percent of net sales, restructuring and other special charges, net were 0.3% last year.

Operating Earnings
Operating earnings increased $17.6 million, or 65.5%, to $44.6 million for 2009, compared to $27.0 million last year. The increase was primarily driven by the increase in net sales and gross profit rate, partially offset by the increase in selling and administrative expenses, as described above. In addition, we incurred charges last year related to the impairment of our goodwill of $3.5 million and our expense and capital containment initiatives of $3.8 million, with no corresponding charges in 2009. As a percent of net sales, operating earnings increased to 3.3% in 2009 compared to 2.0% last year.

Operating earnings decreased $57.1 million, or 68.0%, to $27.0 million for 2008 compared to $84.1 million in 2007. The decline was driven by the increase in selling and administrative expenses, restructuring and other special charges, net and impairment of goodwill as well as a decrease in the gross profit rate, as described above. As a percent of net sales, operating earnings declined to 2.0% in 2008 compared to 6.4% in 2007.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

WHOLESALE OPERATIONS

	2009		2008		2007
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$631.8	100.0%	$703.8	100.0%	$783.5	100.0%
Cost of goods sold	426.0	67.4%	497.9	70.7%	543.3	69.3%
Gross profit	205.8	32.6%	205.9	29.3%	240.2	30.7%
Selling and administrative expenses	164.4	26.0%	170.3	24.2%	168.1	21.5%
Restructuring and other special charges, net	0.3	0.1%	14.4	2.1%	4.2	0.5%
Impairment of goodwill and intangible assets	–	–	129.1	18.4%	–	–
Equity in net loss of nonconsolidated affiliate	–	–	0.2	0.0%	0.4	0.1%
Operating earnings (loss)	$41.1	6.5%	$(108.1)	(15.4)%	$67.5	8.6%

Key Metrics
Unfilled order position at year-end	$246.0		$200.2		$238.1

Net Sales
Net sales decreased $72.0 million, or 10.2%, to $631.8 million in 2009 compared to $703.8 million last year. With some exceptions, the challenging retail environment continued to soften demand for many of our brands as retailers reduced inventory levels across our channels of distribution in response to weak consumer spending. We also continue to experience a decline in our private label business. We experienced sales declines from most of our brands, including primarily our Women’s Specialty (composed of private brands and private label business), Franco Sarto, Children’s and Specialty Athletic and Etienne Aigner divisions. These declines were partially offset by sales growth in our Sam Edelman (Edelman Shoe, Inc. was first consolidated in the fourth quarter of 2008), Carlos by Carlos Santana and Fergie/Fergalicious by Fergie divisions as well as initial sales from our Vera Wang Lavender division. By channel of distribution, we experienced sales declines primarily from mass merchandisers.

Net sales decreased $79.7 million, or 10.2%, to $703.8 million in 2008 compared to $783.5 million in 2007. The challenging retail environment in 2008 softened demand for many of our brands as our retail partners sought to manage their inventories and open to buy more tightly. We experienced sales declines from most of our major brands, including our Women’s Specialty, Dr. Scholl’s, Naturalizer, LifeStride, Nickels Soft and Via Spiga divisions. These declines were partially offset by sales growth in our Sam Edelman, Etienne Aigner, Children’s and Specialty Athletic divisions. By channel of distribution, we experienced sales declines primarily from mass merchandisers and department stores, partially offset by an increase in sales to national chains.

Gross Profit
Gross profit decreased $0.1 million, or 0.1%, to $205.8 million in 2009 compared to $205.9 million last year due to a decline in net sales partially offset by a higher gross profit rate. As a percent of net sales, our gross profit increased to 32.6% in 2009, from 29.3% last year. The increase in gross profit rate was due primarily to an increased mix of higher-margin branded sales, an increase in our wholesale brands being sold through our retail channels and lower provisions for customer allowances. In addition, the higher-margin boot category performed comparatively better in 2009.

Gross profit decreased $34.3 million, or 14.3%, to $205.9 million in 2008 compared to $240.2 million in 2007. As a percent of net sales, our gross profit rate decreased to 29.3% in 2008 from 30.7% in 2007. The lower gross profit rate reflects increased markdowns as we attempted to maintain fresh inventory, and higher allowance provisions as a percent of sales to our department store customers. The segment also experienced a change in sales mix from department store to the lower-margin national chains channel and a higher mix of sales of lower-margin licensed brands as compared to our owned brands.

Selling and Administrative Expenses
Selling and administrative expenses decreased $5.9 million, or 3.6%, to $164.4 million during 2009 compared to $170.3 million last year, due primarily to lower sourcing and general and administrative expenses that resulted from savings as a result of our expense and capital containment initiatives implemented at the beginning of 2009. These declines were partially offset by an increase in expenses associated with the consolidation of Edelman Shoe, Inc. and new brand launches. As a percent of net sales, selling and administrative expenses increased to 26.0% in 2009 from 24.2% last year, reflecting the de-leveraging of our expense base over lower net sales volume.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Selling and administrative expenses increased $2.2 million, or 1.4%, to $170.3 million during 2008 compared to $168.1 million in 2007, due primarily to higher marketing costs. As a percent of net sales, selling and administrative expenses increased to 24.2% in 2008 from 21.5% in 2007, reflecting the above-named factors and the de-leveraging of our expense base over lower net sales volume.

Impairment of Goodwill and Intangible Assets
We incurred charges related to the impairment of our goodwill and intangible assets of $129.1 million last year as a result of the deterioration of general economic conditions, industry trends and the resulting decline in our share price and market capitalization, with no corresponding charges in 2009 or 2007. See Note 1 and Note 9 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

Restructuring and Other Special Charges, Net
Restructuring and other special charges, net decreased $14.1 million to $0.3 million in 2009 compared to $14.4 million last year. The decrease was attributable to expense and capital containment initiative costs of $14.4 million incurred in 2008, with no corresponding charges in 2009. Expenses incurred during 2009 related to our information technology initiatives of $0.3 million partially offset the decline. As a percent of net sales, restructuring and other special charges, net decreased to 0.1% in 2009 from 2.1% last year.

Restructuring and other special charges, net increased $10.2 million to $14.4 million in 2008 compared to $4.2 million in 2007. The increase was attributable to expense and capital containment initiative costs of $14.4 million in 2008, with no corresponding charges incurred in 2007. These increases were partially offset by $4.2 million in charges related to our Earnings Enhancement Plan in 2007, with no corresponding charges in 2008. As a percent of net sales, restructuring and other special charges, net increased to 2.1% in 2008 from 0.5% in 2007, reflecting the above-named factors and the de-leveraging of our expense base over lower net sales volume.

Equity in Net Loss of Nonconsolidated Affiliate
Since our initial investment in Edelman Shoe during 2007, we recorded our portion of Edelman Shoe’s operating results in our financial statements based upon the equity method of accounting as equity in net loss of nonconsolidated affiliate. We continued to record the results of Edelman Shoe using the equity method until November 3, 2008 (fourth quarter of 2008), when we purchased additional shares of Edelman Shoe. Since that date, the results of Edelman Shoe are fully consolidated into our financial statements, with net earnings or loss related to the noncontrolling interests reflected in the line titled Less: Net earnings (loss) attributable to noncontrolling interests on our consolidated statement of earnings.  See Note 16 and Note 17 to the consolidated financial statements for additional information related to Edelman Shoe.

Operating Earnings (Loss)
Wholesale Operations reported operating earnings of $41.1 million in 2009 compared to an operating loss of $108.1 million last year, reflecting primarily a decline in impairment of goodwill and intangible assets, restructuring and other special charges, net and selling and administrative expenses as described above.

Wholesale Operations reported an operating loss of $108.1 million in 2008 compared to operating earnings of $67.5 million in 2007, reflecting an increase in impairment of goodwill and intangible assets, restructuring and other special charges, net and selling and administrative expenses as well as lower net sales and gross profit rate as described above.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

SPECIALTY RETAIL

	2009		2008		2007
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$246.6	100.0%	$252.5	100.0%	$263.2	100.0%
Cost of goods sold	142.2	57.6%	147.8	58.5%	145.4	55.3%
Gross profit	104.4	42.4%	104.7	41.5%	117.8	44.7%
Selling and administrative expenses	118.6	48.2%	118.0	46.8%	122.2	46.4%
Impairment of goodwill and intangible assets	–	–	16.6	6.6%	–	–
Restructuring and other special charges, net	–	–	0.6	0.2%	3.8	1.4%
Operating loss	$(14.2)	(5.8)%	$(30.5)	(12.1)%	$(8.2)	(3.1)%

Key Metrics
Same-store sales % change (on a 52-week basis)	0.8%		(3.4)%		(0.9)%
Same-store sales $ change (on a 52-week basis)	$1.3		$(6.0)		$(1.7)
Sales impact of 53rd week	$–		$–		$(3.8)
Sales change from new and closed stores, net	$0.2		$3.1		$(12.0)
Impact of changes in Canadian exchange rate on sales	$(1.3)		$(3.4)		$6.2
Sales change of e-commerce subsidiary (on a 52-week basis)	$(6.1)		$(4.4)		$16.6

Sales per square foot, excluding e-commerce (on a 52-week basis)	$341		$348		$358
Square footage (thousand sq. ft.)	456		487		468

Stores opened	8		31		14
Stores closed	32		9		20
Ending stores	282		306		284

Net Sales
Net sales decreased $5.9 million, or 2.4%, to $246.6 million in 2009 compared to $252.5 million last year. Lower net sales at Shoes.com and a decline in the Canadian dollar exchange rate, partially offset by an increase in same-store sales of 0.8% in our retail stores led to an overall decrease in our level of net sales. The net sales of Shoes.com decreased $6.1 million, or 8.3%, to $68.1 million in 2009 compared to $74.2 million last year, reflecting a decline in site visits. We opened eight new stores (including three new Naturalizer stores in China) and closed 32 (including eight Naturalizer stores in China) during 2009, resulting in a total of 282 stores (including 14 Naturalizer stores in China) and total square footage of 456,000 at the end of 2009 compared to 306 stores (including 19 Naturalizer stores in China) and total square footage of 487,000 at the end of last year. Sales per square foot decreased 2.1% to $341 compared to $348 last year.

Net sales decreased $10.7 million, or 4.1%, to $252.5 million in 2008 compared to $263.2 million in 2007. A same-store sales decline of 3.4% in our retail stores, lower net sales at Shoes.com and a decline in the Canadian dollar exchange rate, partially offset by a higher store count led to an overall decrease in our level of net sales. The net sales of Shoes.com decreased $4.4 million, or 5.5%, to $74.2 million in 2008 compared to $78.6 million in 2007, reflecting the challenging consumer environment and site performance issues experienced early in 2008 from our system platform conversion. During 2008, we opened 31 new stores (including 15 new Naturalizer stores in China) and closed nine (including one Naturalizer store in China), resulting in a total of 306 stores (including 19 Naturalizer stores in China) and total square footage of 487,000 at the end of 2008 compared to 284 stores (including five Naturalizer stores in China) and total square footage of 468,000 at the end of 2007. As a result of the same-store sales and Canadian dollar exchange rate declines, sales per square foot decreased 2.8% to $348 compared to $358 in 2007.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Gross Profit
Gross profit decreased $0.3 million, or 0.3%, to $104.4 million in 2009 compared to $104.7 million last year, reflecting lower net sales, partially offset by an increase in gross profit rate. As a percent of net sales, our gross profit increased to 42.4% in 2009, from 41.5% last year, driven by lower freight expenses and lower markdowns at Shoes.com. As a percent of net sales, gross profit in our retail stores declined during 2009.

Gross profit decreased $13.1 million, or 11.1%, to $104.7 million in 2008 compared to $117.8 million in 2007, reflecting lower net sales and gross profit rate. As a percent of net sales, our gross profit decreased to 41.5% in 2008 from 44.7% in 2007. Increased promotional activity and higher markdowns in our retail stores resulted in a decrease in our overall gross profit rate.

Selling and Administrative Expenses
Selling and administrative expenses increased $0.6 million, or 0.5%, to $118.6 million during 2009 compared to $118.0 million last year. The increase reflects higher general and administrative and retail facility expenses, partially offset by a decline in marketing expenses. As a percent of net sales, selling and administrative expenses increased to 48.2% in 2008 compared to 46.8% last year primarily as a result of the decline in net sales.

Selling and administrative expenses decreased $4.2 million, or 3.3%, to $118.0 million during 2008 compared to $122.2 million in 2007. This decline reflects a reduction in marketing costs and a decrease in selling costs due to lower net sales. An increase in retail facility costs resulting from the higher store count and higher store preopening costs partially offset these declines. As a percent of net sales, selling and administrative expenses increased to 46.8% in 2008 compared to 46.4% in 2007 as a result of the decline in net sales.

Impairment of Goodwill and Intangible Assets
We incurred charges related to the impairment of our goodwill of $16.6 million last year as a result of the deterioration of general economic conditions, industry trends and the resulting decline in our share price and market capitalization, with no corresponding charges in 2009 or 2007. See Note 1 and Note 9 to the consolidated financial statements for additional information related to impairment of goodwill and intangible assets.

Restructuring and Other Special Charges, Net
We incurred costs related to our expense and capital containment initiatives of $0.6 million last year, with no corresponding charges in 2009. As a percent of net sales, restructuring and other special charges, net were 0.2% last year.

Restructuring and other special charges, net decreased $3.2 million to $0.6 million in 2008 compared to $3.8 million in 2007. The decrease was attributable to the nonrecurrence of costs related to our Earnings Enhancement Plan of $3.8 million incurred in 2007, partially offset by expense and capital containment initiative costs of $0.6 million in 2008. As a percent of net sales, restructuring and other special charges, net decreased to 0.2% in 2008, from 1.4% in 2007, reflecting the above-named factors.

Operating Loss
Specialty Retail reported an operating loss of $14.2 million in 2009 compared to an operating loss of $30.5 million last year, due primarily to the nonrecurrence of $16.6 million in charges related to the impairment of goodwill experienced last year.

Specialty Retail reported an operating loss of $30.5 million in 2008 compared to an operating loss of $8.2 million in 2007, due primarily to an increase in impairment of goodwill as well as a decline in net sales and gross profit rate as described above.

OTHER

The Other segment includes unallocated corporate administrative and other costs and recoveries. The segment reported costs of $40.0 million, $61.7 million and $46.9 million in 2009, 2008 and 2007, respectively.

There were several factors impacting the $21.7 million decrease in costs from 2008 to 2009, as follows:

•	Incentive plans – Our selling and administrative expenses were higher by $6.5 million during 2009 compared to last year, due to changes in expected payments under our incentive plans.
•
Information technology initiatives – We incurred expenses of $8.9 million during 2009 related to our integrated ERP information technology system, with $3.7 million in corresponding expenses last year.

•	Organizational changes – We incurred charges of $4.6 million during 2009 related to the retirement of two executive officers announced in the fourth quarter of 2009.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

•
Headquarters consolidation – Last year, we incurred charges of $29.8 million related to the relocation and transition of our Famous Footwear division headquarters. During 2009, we recorded income of $1.9 million as a result of an expanded sublease arrangement.

•	Expense and capital containment initiatives – We incurred charges of $12.1 million last year, related to our expense and capital containment initiatives, with no corresponding charges in 2009.
•
Environmental insurance recoveries and charges – We recorded income related to environmental insurance recoveries, net of associated fees and costs, of $10.2 million last year, with no corresponding recoveries during 2009.

•	Lower expenses resulting from our expense and capital containment initiatives.

There were several factors impacting the $14.8 million increase in costs from 2007 to 2008, as follows:

•
Headquarters consolidation – We incurred charges of $29.8 million during 2008 related to the relocation and transition of our Famous Footwear division headquarters, with no corresponding charges in 2007.

•	Expense and capital containment initiatives – We incurred charges of $12.1 million during 2008 related to our expense and capital containment initiatives, with no corresponding charges in 2007.
•	Earnings Enhancement Plan – We incurred charges related to our Earnings Enhancement Plan initiatives of $11.0 million in 2007, with no corresponding charges during 2008.
•
Environmental insurance recoveries and charges – We recorded income related to insurance recoveries, net of associated fees and costs, of $10.2 million during 2008, with no corresponding recoveries in 2007.

•	Information technology initiatives – We incurred charges of $3.7 million during 2008, related to our integrated ERP information technology system, with no corresponding charges in 2007.
•	Incentive plans – Our selling and administrative expenses were lower by $2.8 million during 2008, compared to 2007, due to changes in expected payments under our incentive plans.
•	Lower expenses related to lower legal fees and an increase in capitalized salaries in connection with our capitalized software.

RESTRUCTURING AND OTHER SPECIAL CHARGES, NET

During 2009, we recorded restructuring and other special charges, net of $11.9 million, including $9.2 million in expenses related to our information technology initiatives, $4.6 million in expenses related to the retirement of two executive officers, partially offset by $1.9 million of income related to our headquarters consolidation. See the Recent Developments section and Note 4 to the consolidated financial statements for additional information related to these charges and recoveries.

During 2008, we recorded restructuring and other special charges, net of $54.3 million, including $30.9 million in charges related to our expense and capital containment initiatives, $29.8 million in charges associated with our headquarters consolidation and $3.7 million in expenses related to our information technology initiatives, partially offset by $10.2 million of income related to insurance recoveries, net of associated fees and costs. See Note 4 to the consolidated financial statements for additional information related to these charges and recoveries.

During 2007, we recorded restructuring and other special charges, net of $19.0 million related to our Earnings Enhancement Plan. See Note 4 to the consolidated financial statements for additional information related to these charges.

IMPACT OF INFLATION AND CHANGING PRICES
The effects of inflation on our business and results of operations have been minor over the last three years. Inflation can have a long-term impact on our business because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, our products are manufactured in other countries, and a decline in the value of the U.S. dollar and the impact of labor shortages in China may result in higher manufacturing costs. Similarly, any potential significant shortage of quantities or increases in the cost of the materials that are used in our manufacturing process, such as leather and other materials or resources, could have a material adverse effect on our business and results of operations. In addition, inflation often is accompanied by higher interest rates, which could have a negative impact on consumer spending, in which case our net sales and margins could decrease. Moreover, increases in inflation may not be matched by rises in income, which also could have a negative impact on consumer spending. If we incur increased costs that are unable to be recovered through price increases, or if consumer spending decreases generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we expect to pass on some portion of cost increases to our consumers and adjust our business model, as appropriate, to minimize the impact of higher costs. Further discussion of the risks related to inflation and changing prices is included in Item 1A under the caption Risk Factors.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	January 30, 2010	January 31, 2009	Increase/ (Decrease)
Borrowings under revolving credit agreement	$94.5	$112.5	$(18.0)
Senior notes	150.0	150.0	–
Total debt	$244.5	$262.5	$(18.0)

Total debt obligations decreased $18.0 million, or 6.9%, to $244.5 million at the end of 2009 compared to $262.5 million at the end of last year, due to a decline in borrowings under our revolving credit agreement. Interest expense in 2009 was $20.2 million compared to $17.1 million in 2008 and $16.2 million in 2007. Our ratio of debt-to-capital decreased to 37.3% at the end of 2009 compared to 39.5% at the end of 2008, primarily due to our $18.0 million decrease in borrowings under our revolving credit agreement at the end of 2009 and our increase in total Brown Shoe Company, Inc. shareholders’ equity as a result of our net earnings attributable to Brown Shoe Company, Inc. in 2009.

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

The Credit Agreement limits our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. In addition, certain additional covenants would be triggered if excess availability were to fall below specified levels, including fixed charge coverage ratio requirements. Furthermore, if excess availability falls below the greater of: (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million for three consecutive business days, or an event of default occurs, the lenders may assume dominion and control over our cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of: (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance as of January 30, 2010.

At January 30, 2010, we had $94.5 million in borrowings outstanding and $8.9 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $276.6 million at January 30, 2010.

We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs, capital expenditure plans and provide liquidity for potential acquisitions.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Senior Notes
In April 2005, we issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but became callable on May 1, 2009. We may redeem all or a part of the Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

Year	Percentage
2009	104.375%
2010	102.188%
2011 and thereafter	100.000%

The Senior Notes also contain certain other covenants and restrictions which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of January 30, 2010, we were in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

($ millions)	January 30, 2010	January 31, 2009	Increase/ (Decrease)
Working capital	$294.2	$279.3	$14.9
Current ratio	1.71:1	1.69:1

	2009	2008	Increase/ (Decrease) in Cash and Cash Equivalents
Net cash provided by operating activities	$118.1	$34.3	$83.8
Net cash used for investing activities	(50.0)	(81.1)	31.1
Net cash (used for) provided by financing activities	(30.0)	79.0	(109.0)
Effect of exchange rate changes on cash	0.8	(5.1)	5.9
Increase in cash and cash equivalents	$38.9	$27.1	$11.8

Working capital at January 30, 2010, was $294.2 million, which was $14.9 million higher than at January 31, 2009. Our current ratio, representing the relationship of current assets to current liabilities, increased to 1.71 to 1 at January 30, 2010 from 1.69 to 1 at January 31, 2009. The increase in working capital is primarily the result of higher cash and cash equivalents and lower borrowings under our revolving credit agreement in 2009 as compared to 2008. We used cash provided by operating activities to fund investing and financing activities described below. At January 30, 2010, we had $125.8 million of cash and cash equivalents, most of which represented cash and cash equivalents of our foreign subsidiaries.

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was higher by $83.8 million reflecting several factors:
•	An increase in net earnings;
•	An increase in trade accounts payable in 2009 compared to a decrease in trade accounts payable last year due to the timing and amount of purchases and payments to vendors; and
•	A decrease in inventories in 2009 compared to an increase in inventories last year due to the timing and amount of purchases and sales.
   Partially offset by,
•	A decline in receivables last year, compared to relatively flat receivables in 2009 due to the timing and amount of receipts and sales; and
•
An increase in accrued expenses and other liabilities last year due to the establishment of reserves related to our expense and capital containment plan and the relocation of our Famous Footwear division headquarters from Madison, Wisconsin, to St. Louis, Missouri, compared to relatively flat accrued expenses and other liabilities in 2009.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Cash used for investing activities was lower by $31.1 million as a result of lower purchases of property and equipment in 2009 as compared to 2008, primarily related to our distribution centers, new and remodeled stores and previous headquarters consolidation. In addition, we invested $4.1 million in Edelman Shoe, Inc. and $3.6 million in Shoes.com, Inc. last year, with no corresponding investments during 2009. The decline was partially offset by higher capitalization of software primarily related to our information technology initiatives during 2009 compared to last year. At our retail division, we opened 63 stores during 2009 compared to 120 stores last year. In 2010, we expect purchases of property and equipment and capitalized software of approximately $60 million to $65 million, primarily related to our new stores and remodels, information technology initiatives, general infrastructure and logistics network.

Cash used for financing activities was higher by $109.0 million, primarily due to higher payments on borrowings under our revolving credit agreement. Partially offsetting this increase, in 2008, we incurred debt issuance costs in connection with our new revolving credit agreement, with no corresponding charges in 2009.

We paid dividends of $0.28 per share in each 2009, 2008 and 2007. The 2009 dividends marked the 87th year of consecutive quarterly dividends.

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

Gift Cards
We sell gift cards to our customers in our retail stores and through our internet sites. Our gift cards do not have expiration dates or inactivity fees. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”), and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. We recognize gift card breakage during the 24-month period following the sale of the gift card, according to our historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings, and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. We recognized $0.5 million, $0.4 million and $0.4 million of gift card breakage in 2009, 2008 and 2007, respectively.

Inventories
Inventories are our most significant asset, representing 44% of total assets at the end of 2009. We value inventories at the lower of cost or market, with 93% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels, and costs and are subject to the final year-end LIFO inventory valuation.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices. At our Famous Footwear division, we recognize markdowns when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes gross profit rates at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At our other divisions, we generally provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross profit rate. We believe these policies reflect the difference in operating models between Famous Footwear and our other divisions. Famous Footwear periodically runs promotional events to drive seasonal sales to clear seasonal inventories. The other divisions rely on permanent price reductions to clear slower-moving inventory.

Income Taxes
We provide taxes for the effects of timing differences between financial and tax reporting. These differences relate principally to employee benefit plans, accrued expenses, bad debt reserves, depreciation and inventory.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

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

At January 30, 2010, we have net operating loss carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

We are audited periodically by domestic and foreign tax authorities and tax assessments may arise several years after tax returns have been filed. Tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more-likely-than-not threshold for recognition. For tax positions that meet the more-likely-than-not threshold, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled. In evaluating issues raised in such audits and other uncertain tax positions, we provide reserves for exposures as appropriate.

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Future impairment charges on our intangible assets may be required if the fair value becomes less than carrying value. The determination of the fair value is highly subjective as it is determined largely by projections of future profitability and cash flows. This evaluation utilizes discounted cash flow analysis and analyses of historical and forecasted operating results. We perform impairment tests during the fourth quarter of each fiscal year unless events indicate an interim test is required. During 2008, we recorded a non-cash impairment charge for goodwill and intangible assets, which reduced the carrying amount of goodwill to zero. Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present. See Note 1 and Note 9 to the consolidated financial statements for additional information related to the impairment of goodwill and intangible assets.

Self-Insurance
We are self-insured and/or retain high deductibles for a significant portion of our workers’ compensation, employment practices, health, disability, cyber risk and general liability, automobile and property programs. We purchase varying levels of insurance for losses in excess of our deductibles or self-insured retentions for these categories of loss. At January 30, 2010 and January 31, 2009, self-insurance reserves were $10.4 million and $11.1 million, respectively. We utilize: (i) estimates from third-party actuaries and claims adjusters, (ii) statistical analyses of historical data for our industry and our Company and (iii) our own estimates to determine required self-insurance reserves. Our reserves and assumptions are reviewed, monitored and adjusted when warranted by changing circumstances. Actual experience may vary from estimates and result in adjustments to our self-insurance liabilities.

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

Litigation Contingencies
We are the defendant in several claims and lawsuits arising in the ordinary course of business. We do not believe any of these ordinary course of business proceedings will have a material adverse effect on our consolidated financial position or results of operations. We accrue our best estimate of the cost of resolution of these claims. Legal defense costs of such claims are recognized in the period in which we incur the costs. See Note 18 to the consolidated financial statements for a further description of commitments and contingencies.

Environmental Matters
We are involved in environmental remediation and ongoing compliance activities at several sites. We are remediating, under the oversight of Colorado authorities, the groundwater and indoor air at our Redfield site and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the facility. In addition, various federal and state authorities have identified us as a potentially responsible party for remediation at certain landfills. While we currently do not operate manufacturing facilities in the United States, prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future. See Note 18 to the consolidated financial statements for a further description of specific properties.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Environmental expenditures relating to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated and are evaluated independently of any future claims recovery. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action, and our estimates of cost are subject to change as new information becomes available. Costs of future expenditures for environmental remediation obligations are discounted to their present value in those situations requiring only continuing maintenance and monitoring based upon a schedule of fixed payments.

Share-based Compensation
We account for share-based compensation in accordance with the fair value recognition provisions of FASB ASC 718, Compensation – Stock Compensation, and FASB ASC 505, Equity, which require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 15 to the consolidated financial statements.

Retirement and Other Benefit Plans
We sponsor pension plans in both the United States and Canada. Our domestic pension plans cover substantially all United States employees, and our Canadian pension plans cover certain employees based on plan specifications. In addition, we maintain an unfunded Supplemental Executive Retirement Plan (“SERP”) and sponsor unfunded defined-benefit postretirement life insurance plans that cover both salaried and hourly employees who had become eligible for benefits by January 1, 1995.

We determine our expense and obligations for retirement and other benefit plans based on assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors, such as turnover, retirement age and mortality among others. Our assumptions reflect our historical experiences and our best judgment regarding future expectations. Additional information related to our assumptions is as follows:

•
Expected long-term rate of return – The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each asset class. The weighted-average expected rate of return on plan assets used to determine our pension expense for 2009 was 8.50%. A decrease of 50 basis points in the weighted-average expected rate of return on plan assets would impact pension expense by approximately $1.2 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return, and the resulting gain or loss is deferred and recognized into the plans’ expense over time.

•
Discount rate – Discount rates used to measure the present value of our benefit obligations for our pension and other postretirement benefit plans are based on a yield curve constructed from a subset of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The weighted-average discount rate selected to measure the present value of our benefit obligations under our pension and other postretirement benefit plans were both 6.00%. A decrease of 50 basis points in the weighted-average discount rate would have increased the projected benefit obligation of the pension and other postretirement benefit plans by approximately $12.5 million and $0.1 million, respectively.

See Note 5 to the consolidated financial statements for additional information related to our retirement and other benefit plans.

Impact of Prospective Accounting Pronouncements
Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
At January 30, 2010, we were contingently liable for remaining lease commitments of approximately $1.7 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

CONTRACTUAL OBLIGATIONS
The table below sets forth our significant future obligations by time period. Further information on these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of January 30, 2010, include the following:

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Borrowings under revolving credit agreement(1)	$94.5	$94.5	$–	$–	$–
Long-term debt(2)	150.0	–	150.0	–	–
Interest on long-term debt(2)	29.5	13.1	16.4	–	–
Operating lease commitments(3) (Note 11)	683.6	154.0	233.3	141.9	154.4
Minimum license commitments	44.3	14.5	11.6	7.1	11.1
Purchase obligations(4)	565.8	556.4	8.3	1.1	–
Obligations related to restructuring initiatives (Note 4)	10.7	10.3	0.4	–	–
Other(5)	18.5	3.7	1.0	6.4	7.4
Total(6)	$1,596.9	$846.5	$421.0	$156.5	$172.9
(1)

Interest on borrowings is at variable rates based on LIBOR or the prime rate, as defined in the Credit Agreement. The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit. Interest obligations, which are variable in nature, are not included in the table above. See Note 10 to the consolidated financial statements.

(2)
Interest obligations in future periods have been reflected based on our $150.0 million in Senior Notes and a fixed interest rate (8.75%) as of fiscal year ended January 30, 2010. See Note 10 to the consolidated financial statements.

(3)
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

(4)	Purchase obligations include agreements to purchase goods or services that specify all significant terms, including quantity and price provisions.
(5)	Other includes obligations for our supplemental executive retirement plan and other postretirement benefits (Note 5).
(6)	Excludes liabilities of $1.3 million, established pursuant to the provisions of FASB ASC 740, Income Taxes, due to their uncertain nature in timing of payments (Note 6).

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected as they are subject to various risks and uncertainties. These risks and uncertainties include, without limitation, the risks detailed in Item 1A under the caption Risk Factors and those described in other documents and reports filed from time to time with the SEC, press releases and other communications. We do not undertake any obligation or plan to update these forward-looking statements, even though our situation may change.

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

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

INTEREST RATES
Our financing arrangements include $94.5 million of outstanding variable rate debt under the Credit Agreement at January 30, 2010. We also have $150.0 million in Senior Notes, which bear interest at a fixed rate of 8.75%. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

At January 30, 2010, the fair value of our long-term debt is estimated at approximately $152.3 million based upon the pricing of our Senior Notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $2.4 million for our long-term debt at January 30, 2010.

Information appearing under the caption Risk Management and Derivatives in Note 12 and Fair Value Measurements in Note 13 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of January 30, 2010. The effectiveness of our internal control over financial reporting as of January 30, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Brown Shoe Company, Inc.

We have audited Brown Shoe Company, Inc.’s (the Company’s) internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Brown Shoe Company, Inc., maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brown Shoe Company, Inc. as of January 30, 2010, and January 31, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010, and our report dated March 31, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 31, 2010

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. (the Company) as of January 30, 2010, and January 31, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at January 30, 2010, and January 31, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on February 1, 2009, the Company changed its method of accounting for noncontrolling interests and its method of accounting for earnings per share under the two-class method. As discussed in Note 6 to the consolidated financial statements, on February 4, 2007, the Company changed its method of accounting for uncertain tax positions. As discussed in Note 5 to the consolidated financial statements, in the fourth quarter of 2008, the Company adopted the measurement date provisions associated with the employers’ accounting for defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brown Shoe Company, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 31, 2010

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	January 30, 2010	January 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$125,833	$86,900
Receivables, net of allowances of $14,311 in 2009 and $12,878 in 2008	84,297	84,252
Inventories, net of adjustment to last-in, first-out cost of $7,407 in 2009 and $9,437 in 2008	456,682	466,002
Deferred income taxes	17,894	19,888
Income taxes	4,163	6,980
Prepaid expenses and other current assets	19,380	17,421
Total current assets	708,249	681,443

Prepaid pension costs	54,485	44,016
Deferred income taxes	2,304	17,681
Property and equipment, net	141,561	157,451
Intangible assets, net	77,226	84,000
Other assets	56,325	41,440
Total assets	$1,040,150	$1,026,031

LIABILITIES AND EQUITY
Current liabilities
Borrowings under revolving credit agreement	$94,500	$112,500
Trade accounts payable	177,700	152,339
Employee compensation and benefits	59,619	59,064
Other accrued expenses	82,244	78,243
Total current liabilities	414,063	402,146

Other liabilities
Long-term debt	150,000	150,000
Deferred rent	38,869	41,714
Other liabilities	25,991	29,957
Total other liabilities	214,860	221,671

Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	–	–
Common stock, $0.01 par value, 100,000,000 shares authorized; 42,891,905 and 42,323,224 shares outstanding, net of 3,194,890 and 3,763,571 treasury shares in 2009 and 2008, respectively	429	423
Additional paid-in capital	152,314	147,702
Accumulated other comprehensive income (loss)	177	(5,781)
Retained earnings	249,251	251,760
Total Brown Shoe Company, Inc. shareholders’ equity	402,171	394,104
Noncontrolling interests	9,056	8,110
Total equity	411,227	402,214
Total liabilities and equity	$1,040,150	$1,026,031
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2009	2008	2007
Net sales	$2,241,968	$2,276,362	$2,359,909
Cost of goods sold	1,338,829	1,394,126	1,416,510
Gross profit	903,139	882,236	943,399
Selling and administrative expenses	859,693	851,893	827,350
Restructuring and other special charges, net	11,923	54,278	19,000
Impairment of goodwill and intangible assets	–	149,150	–
Equity in net loss of nonconsolidated affiliate	–	216	439
Operating earnings (loss)	31,523	(173,301)	96,610
Interest expense	(20,195)	(17,105)	(16,232)
Interest income	374	1,800	3,434
Earnings (loss) before income taxes	11,702	(188,606)	83,812
Income tax (provision) benefit	(1,259)	53,793	(23,483)
Net earnings (loss)	$10,443	$(134,813)	$60,329
Less: Net earnings (loss) attributable to noncontrolling interests	943	(1,575)	(98)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$9,500	$(133,238)	$60,427

Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.22	$(3.21)	$1.38

Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.22	$(3.21)	$1.36
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Consolidated Statements of Cash Flows

($ thousands)	2009	2008	2007
Operating Activities
Net earnings (loss)	$10,443	$(134,813)	$60,329
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	36,459	39,937	36,130
Amortization of capitalized software	7,867	7,812	7,694
Amortization of intangibles	6,774	7,124	6,844
Amortization of debt issuance costs	2,195	1,637	1,480
Share-based compensation expense	4,673	2,601	8,391
Tax deficiency (benefit) related to share-based plans	58	(498)	(6,421)
Loss on disposal of facilities and equipment	1,180	1,065	1,101
Impairment charges for facilities and equipment	3,928	2,657	2,065
Impairment of goodwill and intangible assets	–	149,150	–
Deferred rent	(2,845)	249	3,390
Deferred income taxes	15,414	(51,248)	(4,072)
Provision for doubtful accounts	727	548	18
Foreign currency transaction (gains) losses	(106)	131	(194)
Undistributed loss of nonconsolidated affiliate	–	216	439
Changes in operating assets and liabilities:
Receivables	(714)	35,644	16,065
Inventories	11,166	(29,196)	(12,506)
Prepaid expenses and other current and noncurrent assets	(1,601)	(373)	6,970
Trade accounts payable	24,987	(27,213)	(13,323)
Accrued expenses and other liabilities	285	22,406	(36,789)
Income taxes	2,742	(336)	5,888
Other, net	(5,554)	6,836	2,761
Net cash provided by operating activities	118,078	34,336	86,260

Investing Activities
Purchases of property and equipment	(24,880)	(60,417)	(41,355)
Capitalized software	(25,098)	(16,327)	(5,770)
Cash recognized on initial consolidation	–	3,337	2,205
Investment in nonconsolidated affiliate	–	–	(7,080)
Investments in consolidated companies	–	(7,683)	(3,916)
Acquisition cost	–	–	(2,750)
Net cash used for investing activities	(49,978)	(81,090)	(58,666)

Financing Activities
Borrowings under revolving credit agreement	848,900	655,500	151,000
Repayments under revolving credit agreement	(866,900)	(558,000)	(137,000)
Dividends paid	(12,009)	(11,855)	(12,312)
Proceeds from stock options exercised	107	313	9,209
Tax (deficiency) benefit related to share-based plans	(58)	498	6,421
Debt issuance costs	–	(7,500)	–
Acquisition of treasury stock	–	–	(41,090)
Net cash (used for) provided by financing activities	(29,960)	78,956	(23,772)
Effect of exchange rate changes on cash	793	(5,103)	2,318
Increase in cash and cash equivalents	38,933	27,099	6,140
Cash and cash equivalents at beginning of year	86,900	59,801	53,661
Cash and cash equivalents at end of year	$125,833	$86,900	$59,801
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Consolidated Statements of Shareholders’ Equity

						Total
				Accumulated		Brown Shoe
			Additional	Other		Company, Inc.	Non-
($ thousands, except number of shares	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’	controlling	Total
and per share amounts)	Shares	Dollars	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
BALANCE FEBRUARY 3, 2007	43,268,709	$433	$161,825	$11,881	$349,506	$523,645	$(20)	$523,625
Net earnings (loss)					60,427	60,427	(98)	60,329
Foreign currency translation adjustment				8,777		8,777	245	9,022
Unrealized losses on derivative financial instruments, net of tax benefit of $440				(876)		(876)		(876)
Pension and other postretirement benefits adjustments, net of tax benefit of $2,482				(4,184)		(4,184)		(4,184)
Comprehensive income						64,144	147	64,291
Cumulative effect of adoption of FASB ASC 740-10 (Note 6)					(750)	(750)		(750)
Dividends ($0.28 per share)					(12,312)	(12,312)		(12,312)
Capital contribution - B&H Footwear Limited							1,960	1,960
Stock issued under employee benefit and restricted stock plans	973,922	9	10,119			10,128		10,128
Acquisition of treasury stock	(2,409,975)	(24)	(41,066)			(41,090)		(41,090)
Tax benefit related to share-based plans			6,421			6,421		6,421
Share-based compensation expense			8,391			8,391		8,391
BALANCE FEBRUARY 2, 2008	41,832,656	$418	$145,690	$15,598	$396,871	$558,577	$2,087	$560,664
Net loss					(133,238)	(133,238)	(1,575)	(134,813)
Foreign currency translation adjustment				(10,544)		(10,544)	172	(10,372)
Unrealized gains on derivative financial instruments, net of tax provision of $189				398		398		398
Pension and other postretirement benefits adjustments, net of tax benefit of $7,150				(11,233)		(11,233)		(11,233)
Comprehensive loss						(154,617)	(1,403)	(156,020)
Dividends ($0.28 per share)					(11,855)	(11,855)		(11,855)
Adjustment for adoption of FASB ASC 715, net of deferred tax liability of $14 (Note 5)					(18)	(18)		(18)
Capital contribution - B&H Footwear Limited							490	490
Acquisition of noncontrolling interests associated with Edelman Shoe. Inc.							6,936	6,936
Stock issued under employee benefit and restricted stock plans	490,568	5	(1,087)			(1,082)		(1,082)
Tax benefit related to share-based plans			498			498		498
Share-based compensation expense			2,601			2,601		2,601
BALANCE JANUARY 31, 2009	42,323,224	$423	$147,702	$(5,781)	$251,760	$394,104	$8,110	$402,214
Net earnings					9,500	9,500	943	10,443
Foreign currency translation adjustment				3,434		3,434	3	3,437
Unrealized losses on derivative financial instruments, net of tax benefit of $399				(985)		(985)		(985)
Pension and other postretirement benefits adjustments, net of tax provision of $2,485				3,509		3,509		3,509
Comprehensive income						15,458	946	16,404
Dividends ($0.28 per share)					(12,009)	(12,009)		(12,009)
Stock issued under employee and director benefit and restricted stock plans	568,681	6	(3)			3		3
Tax deficiency related to share-based plans			(58)			(58)		(58)
Share-based compensation expense			4,673			4,673		4,673
BALANCE JANUARY 30, 2010	42,891,905	$429	$152,314	$177	$249,251	$402,171	$9,056	$411,227
See notes to consolidated financial statements.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Brown Shoe Company, Inc. (the “Company”), founded in 1878 and incorporated in 1913, is a footwear retailer and wholesaler. The Company’s shares are traded under the “BWS” symbol on the New York and Chicago Stock Exchanges.

The Company provides a broad offering of licensed, branded and private-label casual, dress and athletic footwear products to women, men and children. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,411 retail shoe stores in the United States, Canada, China and Guam primarily under the Famous Footwear and Naturalizer names. In addition, through its Wholesale Operations segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including national chains, mass merchandisers, department stores, independent retailers, catalogs and online retailers. In 2009, approximately 72% of the Company’s net sales were at retail compared to 69% in 2008 and 67% in 2007. See Note 7 for additional information regarding the Company’s business segments.

Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and Christmas and Easter holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as well as a variable interest entity (“VIE”) for which the Company is the primary beneficiary after the elimination of intercompany accounts and transactions.

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, if an entity is determined to be a VIE, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns or both.

Noncontrolling Interests
Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. Noncontrolling interests represent partially-owned subsidiary’s or consolidated affiliate’s earnings, losses and components of other comprehensive income (loss) which are attributable to the noncontrolling parties’ interests. The Company consolidates B&H Footwear Limited (“B&H Footwear”) and Edelman Shoe, Inc. (“Edelman Shoe”) into its consolidated financial statements. Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings (loss) that is attributable to the equity that is owned by the Company’s partners. Transactions between the Company and B&H Footwear and Edelman Shoe have been eliminated in the consolidated financial statements.

Accounting Period
The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2009, 2008 and 2007 ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Fiscal years 2009, 2008 and 2007 each included 52 weeks.

Basis of Presentation
Certain prior period amounts on the consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings (loss) attributable to Brown Shoe Company, Inc.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Receivables
The Company evaluates the collectability of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past-due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. During 2009 and 2008, the Company recognized provision for doubtful accounts of $0.7 million and $0.5 million, respectively. The Company’s provision for doubtful accounts was immaterial in 2007. Certain additional reserves and allowances are carried as a reduction of gross receivables to reflect co-op advertising and other allowances to be granted to customers as well as anticipated reserves for products to be returned.

Inventories
All inventories are valued at the lower of cost or market, with 93% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $7.4 million and $9.4 million higher at both January 30, 2010 and January 31, 2009, respectively. Substantially all inventory is finished goods.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold. Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $63.0 million, $60.2 million and $58.6 million in 2009, 2008 and 2007, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred. Such sourcing and procurement costs totaled $19.1 million, $21.9 million and $24.0 million in 2009, 2008 and 2007, respectively.

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

Computer Software Costs
The Company capitalizes in other assets certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $47.4 million and $30.1 million of unamortized computer software costs as of January 30, 2010 and January 31, 2009, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest
Capitalized Interest
Interest costs applicable to major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets, including $1.0 million in 2009 and $0.2 million in 2008, with no corresponding amounts capitalized in 2007.

Interest Expense
Interest expense includes interest for borrowings under both the Company’s Senior Notes and its Second Amended and Restated Credit Agreement (the “Credit Agreement”). Interest expense includes fees paid under the Credit Agreement for the unused portion of its line of credit. Interest expense also includes the amortization of deferred debt issuance costs as well as the accretion of certain discounted noncurrent liabilities.

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests using primarily a discounted cash flow approach. The Company performs impairment tests during the fourth quarter of each fiscal year unless events indicate an interim test is required. Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

During 2008, the Company recorded a non-cash impairment charge for goodwill and intangible assets of $149.2 million ($119.2 million on an after-tax basis, or $2.87 per diluted share) as a result of a substantial decrease in its share price and market capitalization, reflecting the difficult market conditions and industry trends experienced during 2008. See Note 9 for additional information related to the impairment of goodwill and intangible assets.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Self-Insurance Reserves
The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, employment practices, group health and disability and general, auto and property liability insurance. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on information known at January 30, 2010, the Company believes it has provided adequate reserves for its self-insurance exposure. As of January 30, 2010 and January 31, 2009, self-insurance reserves were $10.4 million and $11.1 million, respectively.

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

Gift Cards
The Company sells gift cards to its customers in its retail stores and through its internet sites. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings, and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. The Company recognized $0.5 million, $0.4 million and $0.4 million of gift card breakage in 2009, 2008 and 2007, respectively.

Loyalty Program
The Company maintains a customer loyalty program (“Rewards”) for Famous Footwear stores in which customers earn points towards savings certificates for qualifying purchases. Upon reaching specified point values, customers are issued a savings certificate, which they may redeem for purchases at Famous Footwear stores. In addition to the savings certificates, the Company also offers exclusive member mailings that offer additional incentives to purchase. Generally, savings certificates earned must be redeemed no later than 10 to 13 weeks from the date of issuance. The value of points and rewards earned by Famous Footwear’s Rewards program members are recorded as a reduction of net sales, and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates. Approximately 61% of net sales in the Company’s Famous Footwear segment were made to its Rewards members in 2009 compared to 60% in 2008 and 54% in 2007.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

Asset impairment tests are performed at least annually on a store-by-store basis. After allowing for an appropriate start-up period, unusual nonrecurring events or unfavorable trends, property and equipment at stores indicated as impaired are written down to fair value using primarily a discounted cash flow technique. The Company recorded asset impairment charges primarily related to underperforming retail stores of $3.9 million during 2009, of which $3.0 million related to the Famous Footwear segment and $0.9 million related to the Specialty Retail segment. During 2008, the Company recorded asset impairment charges of $2.7 million, of which $1.8 million related to the Famous Footwear segment, $0.5 million related to the Specialty Retail segment and $0.4 million related to the Wholesale Operations segment. During 2007, the Company recorded asset impairment charges of $2.1 million, of which $1.2 million related to the Famous Footwear segment and $0.9 million related to the Specialty Retail segment. Impairment charges are recorded within selling and administrative expenses on the consolidated statements of earnings.

Advertising and Marketing Expense
All advertising and marketing costs are expensed at the time the event occurs or the promotion first appears in media or in the store, except for direct response advertising that relates primarily to the production and distribution of the Company’s catalogs and coupon mailers. Direct response advertising costs are amortized over the expected future revenue stream, which is one to three months from the date materials are mailed.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

In addition, the Company participates in co-op advertising programs with certain of its wholesale customers. For those co-op advertising programs where the Company has validated the fair value of the advertising received, co-op advertising costs are reflected as advertising expense within selling and administrative expenses. Otherwise, co-op advertising costs are reflected as a reduction of net sales.

Total advertising and marketing expense was $70.4 million, $73.4 million and $71.8 million in 2009, 2008 and 2007, respectively. In 2009, 2008 and 2007, these costs were offset by co-op advertising allowances recovered by the Company’s retail divisions of $6.3 million, $5.4 million and $6.9 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $7.5 million in 2009, 2008 and 2007. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $1.0 million and $0.9 million at January 30, 2010 and January 31, 2009, respectively.

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of its assets and liabilities. The Company establishes valuation allowances if it believes that it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it concludes that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is greater than 50% likely to be realized. The Company records interest and penalties related to unrecognized tax positions within the income tax (provision) benefit balance on the consolidated statements of earnings.

Operating Leases
The Company leases its store premises and distribution center premises under operating leases. Many leases entered into by the Company include options under which the Company may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options which can be exercised under specific conditions.

Contingent Rentals
Many of the leases covering retail stores require contingent rentals in addition to the minimum monthly rental charge based on retail sales volume. The Company records expense for contingent rentals during the period in which the retail sales volume exceeds the respective targets.

Construction Allowances Received From Landlords
At the time its retail facilities are initially leased, the Company often receives consideration from landlords to be applied against the cost of leasehold improvements necessary to open the store. The Company treats these construction allowances as a lease incentive. The allowances are recorded as a deferred rent obligation upon receipt and amortized to income over the lease term as a reduction of rent expense. The allowances are reflected as a component of other accrued expenses and deferred rent on the consolidated balance sheets.

Straight-Line Rents and Rent Holidays
The Company records rent expense on a straight-line basis over the lease term for all of its leased facilities. For leases that have predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as deferred rent. At the time its retail facilities are leased, the Company is frequently not charged rent for a specified period of time, typically 30 to 60 days, while the store is being prepared for opening. This rent-free period is referred to as a rent holiday. The Company recognizes rent expense within selling and administrative expenses over the lease term, including any rent holiday.

Preopening Costs
Preopening costs associated with opening retail stores, including payroll, supplies and facility costs, are expensed as incurred.

Earnings (Loss) Per Common Share Attributable to Brown Shoe Company, Inc. Shareholders
At the beginning of 2009, the Company was required to begin using the two-class method to calculate basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders as unvested restricted stock awards are considered participating units because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. Under the two-class method, basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders is computed by dividing the net earnings (loss) attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders is computed by dividing the net earnings (loss) attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares and potential dilutive securities outstanding during the year. Potential dilutive securities consist of outstanding stock options. See Note 2 to the consolidated financial statements for additional information related to the calculation of earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Comprehensive Income (Loss)
Comprehensive income (loss) includes the effect of foreign currency translation adjustments, unrealized gains or losses from derivatives used for hedging activities and pension and other postretirement benefits adjustments.

Foreign Currency Translation
For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the fiscal year-end exchange rate or historical rates as appropriate. Consolidated statements of earnings amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total Brown Shoe Company, Inc. shareholders’ equity. Transaction gains and losses are included in the consolidated statements of earnings.

Derivative Financial Instruments
The Company recognizes all derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and may enter into derivative transactions as it deems necessary. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. See additional information related to derivative financial instruments in Note 12 to the consolidated financial statements.

Share-based Compensation
The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted stock option, restricted stock and stock performance awards. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of FASB ASC 718, Compensation – Stock Compensation, and FASB ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 15.

Impact of New Accounting Pronouncements
In September 2006, the FASB issued a standard that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This standard was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance which amended earlier fair value guidance by delaying the effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the pronouncement, as amended, for financial assets and financial liabilities at the beginning of 2008. The Company adopted the guidance for non-financial assets and non-financial liabilities at the beginning of 2009. The adoption of guidance for non-financial assets and non-financial liabilities did not have a material impact on the Company’s consolidated financial statements although additional disclosures related to fair value measurements are required. See Note 13 to the consolidated financial statements for additional information related to fair value measurements.

In December 2007, the FASB issued a pronouncement that significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The standard also provides direction for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The standard is effective for business combinations made by the Company beginning in 2009.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

In December 2007, the FASB issued a pronouncement that establishes accounting and reporting guidance for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests have been recharacterized as noncontrolling interests and classified as a component of equity separate from the parent’s equity. In addition, the guidance establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This pronouncement is effective prospectively for fiscal years beginning after December 15, 2008, except for certain retrospective disclosure requirements. Accordingly, the Company adopted the guidance at the beginning of 2009. The presentation and disclosure requirements of this guidance impacted how the Company presents and discloses noncontrolling interests in the consolidated financial statements, and this guidance was applied retrospectively for all periods presented.

In March 2008, the FASB issued a standard that requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative financial instruments; (b) how derivative financial instruments and related hedged items are accounted for; and (c) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This requirement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the guidance at the beginning of 2009. See Note 12 and Note 13 to the consolidated financial statements for additional information related to derivative financial instruments.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. Under this pronouncement, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents should be treated as participating securities in computing earnings per share. However, in periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The guidance is effective for fiscal years beginning after December 15, 2008, and for interim periods within those years, and shall be applied retrospectively to all prior periods. Accordingly, due to the adoption of the standard at the beginning of 2009, restricted stock awards are now considered participating units in the calculation of basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders. See Note 2 to the consolidated financial statements for the calculation of basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders.

In April 2009, the FASB issued a pronouncement that requires, on an interim basis, disclosures about the fair value of financial instruments for public entities. The guidance is expected to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value for interim periods as well as annual periods. The standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance during the second quarter of 2009. See Note 13 to the consolidated financial statements for additional information related to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance related to subsequent events. The objective of this pronouncement was to establish general standards of accounting for and disclosure of events that occurred after the balance sheet date but before financial statements were issued or were available to be issued. In particular, this standard set forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this guidance, an entity was required to apply the requirements to interim or annual financial periods ending after June 15, 2009. Accordingly, the Company adopted the guidance during the second quarter of 2009. This pronouncement was updated in February 2010 to remove the requirement for a Securities and Exchange Commission (“SEC”) filer, as defined, to disclose the date through which subsequent events have been evaluated. The amendments were effective upon issuance of the updated guidance. The adoption did not have a material impact on the Company’s consolidated financial statements, although changes in related disclosures were required.

In June 2009, the FASB issued a standard that allows the FASB ASC to become the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. The pronouncement does not change GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company adopted the guidance during the third quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements although changes in related disclosures were required.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

In December 2008, the FASB issued guidance that requires enhanced disclosures about the plan assets of a company’s defined-benefit pension and other postretirement plans. The enhanced disclosures required are intended to provide users of financial statements with a greater understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. This requirement is effective for financial statements issued for fiscal years ending after December 15, 2009, with early application permitted. The adoption did not have a material impact on the Company’s consolidated financial statements although changes in related disclosures were required. See Note 5 to the consolidated financial statements for additional information related to the Company’s defined-benefit pension and other postretirement plans.

Impact of Prospective Accounting Pronouncements
In June 2009, the FASB issued a standard that changes the consolidation guidance applicable to a VIE. The pronouncement also amends previous rules governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. The guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The standard will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. Accordingly, the Company will adopt the guidance in 2010. The Company is currently evaluating the effects, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

In January 2010, the FASB issued guidance that provides amendments to ASC 820, Fair Value Measurements and Disclosures, that will require more robust disclosures about (a) transfers in and out of Levels 1 and 2; (b) activity in Level 3 fair value measurements; (c) different classes of assets and liabilities measured at fair value; and (d) the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. The guidance will be effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the effects that the adoption of this pronouncement will have on its consolidated financial statements.

2.	EARNINGS (LOSS) PER SHARE
As discussed in Note 1, the Company began using the two-class method to compute basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders at the beginning of 2009. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders:

(in thousands, except per share amounts)	2009	2008	2007

NUMERATOR
Net earnings (loss) attributable to Brown Shoe Company, Inc. before allocation of earnings to participating securities	$9,500	$(133,238)	$60,427
Less: Earnings allocated to participating securities	(361)	–	(670)
Net earnings (loss) attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$9,139	$(133,238)	$59,757

DENOMINATOR
Denominator for basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	41,585	41,525	43,223
Dilutive effect of share-based awards	64	–	693
Denominator for diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	41,649	41,525	43,916

Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.22	$(3.21)	$1.38

Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.22	$(3.21)	$1.36

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Options to purchase 1,679,335 and 194,243 shares of common stock in 2009 and 2007, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive. Due to the Company’s net loss attributable to Brown Shoe Company, Inc. in 2008, the denominator for diluted loss per common share attributable to Brown Shoe Company, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Brown Shoe Company, Inc. shareholders.

3.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in equity related to foreign currency translation adjustments, unrealized gains or losses from derivatives used for hedging activities and pension and other postretirement benefits adjustments.

The following table sets forth the reconciliation from net earnings (loss) to comprehensive income (loss) for the periods ended January 30, 2010, January 31, 2009 and February 2, 2008:

($ thousands)	2009	2008	2007
Net earnings (loss)	$10,443	$(134,813)	$60,329

Other comprehensive income (loss) (“OCI”), net of tax:
Foreign currency translation adjustment	3,437	(10,372)	9,022
Pension and other postretirement benefits adjustments, net of tax of $2,485, $7,150 and $2,482 in 2009, 2008 and 2007, respectively	3,509	(11,233)	(4,184)
Unrealized (losses) gains on derivative financial instruments, net of tax of $481, $200 and $253 in 2009, 2008 and 2007, respectively	(1,146)	409	(518)
Net loss (gain) from derivatives reclassified into earnings, net of tax of $82, $11 and $187 in 2009, 2008 and 2007, respectively	161	(11)	(358)
	5,961	(21,207)	3,962
Comprehensive income (loss)	$16,404	$(156,020)	$64,291
Less: Comprehensive income (loss) attributable to noncontrolling interests	946	(1,403)	147
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$15,458	$(154,617)	$64,144

The following table sets forth the balance in accumulated other comprehensive income (loss) for the Company at January 30, 2010, January 31, 2009 and February 2, 2008:

($ thousands)	2009	2008	2007
Foreign currency translation gains	$4,154	$720	$11,264
Unrealized (losses) gains on derivative financial instruments, net of tax	(717)	268	(130)
Pension and other postretirement benefits, net of tax	(3,260)	(6,769)	4,464
Accumulated other comprehensive income (loss)	$177	$(5,781)	$15,598

See additional information related to derivative financial instruments in Note 1, Note 12 and Note 13 and additional information related to pension and other postretirement benefits in Note 5.

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES, NET

Information Technology Initiatives
During 2008, the Company began implementation of an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. The ERP information technology system is replacing select existing internally developed and certain other third-party applications and is expected to support the Company’s business model. The Company expects the implementation will enhance its profitability through improved management and execution of its business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during 2008 and will continue through 2010. During 2009, the Company incurred expenses of $9.2 million ($5.8 million on an after-tax basis, or $0.14 per diluted share) as a component of restructuring and other special charges, net related to these initiatives. Of the $9.2 million in expenses recorded during 2009, $0.3 million was recorded in the Wholesale Operations segment, and the remaining expense was recorded in the Other segment. During 2008, the Company incurred expenses of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share), and these expenses were reflected within the Other segment.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Organizational Changes
During November 2009, the Company made a series of changes within its leadership team as two executives announced plans to retire in early to mid-2010. They will both remain with the Company until early to mid-2010 to facilitate an orderly succession of their responsibilities to leaders at the Company. During 2009, the Company incurred charges of $4.6 million ($2.8 million on an after-tax basis, or $0.07 per diluted share), related to their retirement. All of the costs recorded during 2009 were reflected within the Other segment as a component of restructuring and other special charges, net.

Headquarters Consolidation
During 2008, the Company relocated its Famous Footwear division headquarters from Madison, Wisconsin, to St. Louis, Missouri, to foster collaboration, increase the Company’s speed to market and strengthen its connection with consumers. The Company incurred charges of $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share) during 2008. These costs included employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. All of the costs recorded during 2008 were reflected within the Other segment as a component of restructuring and other special charges, net. During 2008, a tax benefit of $11.6 million associated with the costs was recorded. The write-off of assets during 2008 of $3.4 million, included in facility costs, was a noncash item. During 2009, the Company recorded income of $1.9 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) as a result of an expanded sublease arrangement.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Facility	Other	Total
Original charges and reserve balance	$6.6	$8.3	$4.6	$9.2	$1.1	$29.8
Amounts settled in 2008	(4.7)	(6.2)	(4.3)	(3.6)	(1.0)	(19.8)
Reserve balance at January 31, 2009	$1.9	$2.1	$0.3	$5.6	$0.1	$10.0
Reserve reduction in 2009	–	–	–	(1.9)	–	(1.9)
Amounts settled in 2009	(1.9)	(1.7)	(0.2)	(1.9)	(0.1)	(5.8)
Reserve balance at January 30, 2010	$–	$0.4	$0.1	$1.8	$–	$2.3

Expense and Capital Containment Initiatives
During 2008, the Company announced expense and capital containment initiatives in an effort to proactively position itself for continued challenges in the retail environment. These initiatives included a voluntary separation program, changes in compensation structure, further rationalization of operating expenses and the closing of certain functions at its Fredericktown, Missouri, distribution center. The Company incurred no charges during 2009 but incurred charges of $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share) during 2008. These costs included employee-related costs for severance, including healthcare benefits and enhanced pension benefits, as well as facility and other costs.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility	Other	Total
Original charges and reserve balance	$24.7	$6.0	$0.2	$30.9
Amounts settled in 2008	(5.3)	(2.7)	–	(8.0)
Reserve balance at January 31, 2009	$19.4	$3.3	$0.2	$22.9
Amounts settled in 2009	(15.3)	(2.1)	(0.2)	(17.6)
Reserve balance at January 30, 2010	$4.1	$1.2	$–	$5.3

Of the $30.9 million in costs recorded during 2008, $14.4 million was recorded in the Wholesale Operations segment, $12.1 million was recorded in the Other segment, $3.8 million was recorded in the Famous Footwear segment and $0.6 million was recorded in the Specialty Retail segment. All of the costs recorded during 2008 were reflected as a component of restructuring and other special charges, net. A tax benefit of $11.8 million associated with the costs was recorded during 2008. The write-off of assets during 2008 of $0.5 million, included in facility costs, was a noncash item.

Environmental Insurance Recoveries, Net
During 2008, the Company reached agreements with certain insurance carriers to recover environmental remediation costs associated with its facility in Denver, Colorado (the “Redfield” facility). As a result of these settlements, all claims among the parties were dismissed. The Company recorded income within its Other segment related to these recoveries, net of associated fees and costs, of $10.2 million ($6.2 million on an after-tax basis, or $0.15 per diluted share) as a component of restructuring and other special charges, net, with no corresponding charges or recoveries during 2009 or 2007. See Note 18 to the consolidated financial statements for additional information related to these recoveries.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Earnings Enhancement Plan
During 2006, the Company initiated an Earnings Enhancement Plan designed to increase earnings through cost reductions, efficiency initiatives and the reallocation of resources. Key elements of the plan include: (i) restructuring administrative and support areas; (ii) redesigning logistics and distribution platforms; (iii) reorganizing to eliminate operational redundancies; (iv) realigning strategic priorities; and (v) refining the supply chain process and enhancing inventory utilization. The Company incurred no charges during 2009 or 2008 but incurred charges of $19.0 million ($12.4 million on an after-tax basis, or $0.28 per diluted share) and $6.3 million ($3.9 million on an after-tax basis, or $0.09 per diluted share) during 2007 and 2006, respectively.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility and Lease Exits	Inventory Markdowns	Asset Write-Offs	Consulting Services	Other	Total
Original charges and reserve balance	$3.5	$(0.1)	$0.3	$1.2	$1.3	$0.1	$6.3
Amounts settled in 2006	(1.1)	(0.2)	(0.3)	(1.2)	(1.1)	(0.1)	(4.0)
Reserve balance at February 3, 2007	$2.4	$(0.3)	$–	$–	$0.2	$–	$2.3
Additional charges in 2007	8.2	2.6	–	0.3	6.3	1.6	19.0
Amounts settled in 2007	(8.7)	(1.9)	–	(0.3)	(5.8)	(0.9)	(17.6)
Reserve balance at February 2, 2008	$1.9	$0.4	$–	$–	$0.7	$0.7	$3.7
Amounts settled in 2008	(1.4)	(0.4)	–	–	(0.7)	(0.7)	(3.2)
Reserve balance at January 31, 2009	$0.5	$–	$–	$–	$–	$–	$0.5
Amounts settled in 2009	(0.5)	–	–	–	–	–	(0.5)
Reserve balance at January 30, 2010	$–	$–	$–	$–	$–	$–	$–

The following is a summary of the charges by segment:

($ millions)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Charges in 2006	$–	$3.6	$1.1	$1.6	$6.3
Charges in 2007	–	4.2	3.8	11.0	19.0
Cumulative charges to date	$–	$7.8	$4.9	$12.6	$25.3

Of the costs recorded during 2007 and the cumulative costs recorded to date, $19.0 million and $25.0 million, respectively, were reflected as a component of restructuring and other special charges, net. During 2006, $0.3 million were reflected as a component of cost of goods sold, resulting in total cumulative costs recorded to date of $25.3 million. A tax benefit of $6.6 million and $9.0 million was associated with the costs recorded during 2007 and the cumulative costs recorded to date, respectively. Inventory markdowns and the write-off of assets are noncash items.

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

The Company also maintains an unfunded Supplemental Executive Retirement Plan (“SERP”). As of January 30, 2010, the projected benefit obligation of this plan was $12.1 million, and the accumulated benefit obligation was $11.3 million.

In addition to providing pension benefits, the Company sponsors unfunded defined-benefit postretirement life insurance plans that cover both salaried and hourly employees who had become eligible for benefits by January 1, 1995. The life insurance plans provide coverage ranging from $1,000 to $38,000 for qualifying retired employees.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

The Company adopted the year-end measurement date provisions of FASB ASC 715, Compensation – Retirement Benefits, in 2008. The impact of the transition to fiscal year-end measurement dates resulted in an immaterial amount of net periodic benefit cost being recognized as an adjustment to retained earnings in the fourth quarter of 2008. The Company used January 30, 2010 and January 31, 2009, as the measurement dates for its pension and postretirement plans in 2009 and 2008, respectively. Prior to the adoption of the measurement date provision under FASB ASC 715 in 2008, the Company used December 31. Year-end asset and obligation amounts are disclosed as of the plan measurement dates.

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2009	2008	2009	2008
Benefit obligation at beginning of year	$181,867	$185,171	$3,542	$4,295
Effect of eliminating the early measurement date	–	723	–	21
Service cost	6,790	7,970	–	–
Interest cost	11,573	10,935	219	257
Plan participants’ contribution	9	9	37	53
Plan amendments	21	(1,549)	–	–
Actuarial loss (gain)	7,854	(14,178)	109	(914)
Benefits paid	(11,418)	(10,364)	(250)	(170)
Special termination benefits	–	5,407	–	–
Settlement gain	–	(1,223)	–	–
Foreign exchange rate changes	563	(1,034)	–	–
Benefit obligation at end of year	$197,259	$181,867	$3,657	$3,542

The accumulated benefit obligation for the United States pension plans was $181.8 million and $170.7 million as of January 30, 2010 and January 31, 2009, respectively. The accumulated benefit obligation for the Canadian pension plans was $4.3 million and $3.5 million as of January 30, 2010 and January 31, 2009, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions Used to Determine Benefit Obligations, End of Year	2009	2008	2009	2008
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.25%	4.25%	N/A	N/A

Plan Assets
Pension assets are managed in accordance with the prudent investor standards of Employee Retirement Income Security Act (“ERISA”). The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations. This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining a 70% overall (United States and international) equity commitment, managing an equity overlay strategy. The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments. The Company delegates investment management to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines. The Company’s overall investment strategy is to achieve a mix of approximately 95% of investments for long-term growth and 5% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The target allocations for plan assets for 2010 are 55% domestic equities, 30% debt securities and 15% foreign equities. Domestic equities did not include any Company stock at January 30, 2010 or January 31, 2009.

Assets of the Canadian pension plans, which total approximately $5.0 million at January 30, 2010, were invested 54% in equity funds, 43% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of January 30, 2010 or January 31, 2009.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

A financial instrument’s level within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. Investments in corporate stocks – common, select interest rate swap agreements, mutual funds, U.S. government securities, money market funds and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency. Other select interest rate swap agreements and all corporate debt instruments and municipal securities are valued at fair value based on vendor-quoted pricing for which inputs are observable; therefore, these are classified within Level 2 of the fair value hierarchy. The unallocated insurance contract is valued at contract value, which approximates fair value; therefore, this contract is classified within Level 3 of the fair value hierarchy. The unallocated insurance contract fair value was $0.1 million as of both January 30, 2010 and January 31, 2009.

The fair values of the Company’s pension plan assets at January 30, 2010, by asset category are as follows:

		Fair Value Measurements at January 30, 2010
($ thousands)	Total	Level 1	Level 2	Level 3

Asset (liability)
Money market funds	$6,277	$6,277	$–	$–
U.S. government securities	31,131	31,131	–	–
Municipal securities	3,567	–	3,567	–
Mutual funds	46,246	46,246	–	–
Corporate stocks – common	88,932	88,932	–	–
Corporate debt instruments	79,357	–	79,357	–
S&P 500 Index options	(558)	(558)	–	–
Interest rate swap agreements	(15,630)	75,721	(91,351)	–
Unallocated insurance contract	105	–	–	105
Total	$239,427	$247,749	$(8,427)	$105

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2009	2008	2009	2008
Fair value of plan assets at beginning of year	$213,705	$240,969	$–	$–
Effect of eliminating the early measurement date	–	716	–	–
Actual return on plan assets	34,000	(17,160)	–	–
Employer contributions	2,521	1,917	213	117
Plan participants’ contributions	9	9	37	53
Benefits paid	(11,418)	(10,364)	(250)	(170)
Settlements	–	(1,223)	–	–
Foreign exchange rate changes	610	(1,159)	–	–
Fair value of plan assets at end of year	$239,427	$213,705	$–	$–

Employer contributions and benefits paid in the above table include both those amounts contributed directly to and paid directly from plan assets and those amounts paid directly to plan participants.

Funded Status
The over-funded status as of January 30, 2010 and January 31, 2009 for pension benefits was $42.2 million and $31.8 million, respectively. The under-funded status as of January 30, 2010 and January 31, 2009 for other postretirement benefits was $3.7 million and $3.5 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2009	2008	2009	2008
Prepaid pension costs (noncurrent asset)	$54,485	$44,016	$-	$-
Accrued benefit liabilities (current liability)	(3,378)	(2,507)	(349)	(1,170)
Accrued benefit liabilities (noncurrent liability)	(8,939)	(9,671)	(3,308)	(2,372)
Net amount recognized at end of year	$42,168	$31,838	$(3,657)	$(3,542)

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
($ thousands)	2009	2008	2009	2008
End of Year
Projected benefit obligation	$12,051	$12,077	$12,051	$12,077
Accumulated benefit obligation	11,262	11,642	11,262	11,642
Fair value of plan assets	-	-	-	-

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive (income) loss that have not yet been recognized as components of net periodic benefits (income) cost at January 30, 2010 and January 31, 2009, and the expected amortization of the January 30, 2010 amounts as components of net periodic benefit cost (income) for the year ended January 29, 2011, are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2009	2008	2009	2008
Components of accumulated other comprehensive (income) loss, net of tax:
Net actuarial loss (gain)	$3,967	$7,637	$(565)	$(686)
Net prior service cost	(49)	(68)	-	-
Net transition asset	(93)	(114)	-	-
	$3,825	$7,455	$(565)	$(686)

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2010		2010
Expected amortization, net of tax:
Amortization of net actuarial losses (gains)		$105		$(38)
Amortization of net prior service cost		(7)		-
Amortization of net transition asset		27		-
		$125		$(38)

Net Periodic Benefit Cost
Net periodic benefit (income) cost for 2009, 2008 and 2007 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2009	2008	2007	2009	2008	2007
Service cost	$6,790	$7,970	$8,083	$–	$–	$–
Interest cost	11,573	10,935	10,637	219	257	257
Expected return on assets	(19,494)	(18,762)	(17,919)	–	–	–
Amortization of:
Actuarial loss (gain)	120	246	413	(85)	(9)	(10)
Prior service cost	(12)	(23)	364	–	–	–
Net transition asset	(137)	(161)	(191)	–	–	–
Special termination benefits	–	5,407	–	–	–	–
Settlement cost	127	449	1,200	–	–	–
Total net periodic benefit (income) cost	$(1,033)	$6,061	$2,587	$134	$248	$247

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

	Pension Benefits			Other Postretirement Benefits
Weighted-Average Assumptions Used to Determine Net Cost	2009	2008	2007	2009	2008	2007
Discount rate	6.50%	6.00%	6.00%	6.50%	6.00%	6.00%
Rate of compensation increase	4.25%	4.25%	4.00%	N/A	N/A	N/A
Expected return on plan assets	8.50%	8.75%	9.00%	N/A	N/A	N/A

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

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plans	SERP	Total	Other Postretirement Benefits
Employer Contributions
2010 expected contributions to plan trusts	$15	$–	$15	$–
2010 expected contributions to plan participants	–	3,378	3,378	349
2010 refund of assets (e.g., surplus) to employer	–	–	–	–

Expected Benefit Payments
2010	$8,285	$3,378	$11,663	$349
2011	9,748	236	9,984	336
2012	10,083	128	10,211	322
2013	10,528	5,643	16,171	307
2014	10,840	110	10,950	290
2015 – 2019	60,097	6,178	62,275	1,173

Defined-Contribution Plans
The Company’s domestic defined-contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus. The Company’s expense for this plan was $3.2 million, $3.3 million and $3.2 million in 2009, 2008 and 2007, respectively.

The Company’s Canadian defined-contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.3 million in both 2009 and 2008 and $0.2 million in 2007.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Deferred Compensation Plan
In 2007, the Company established a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds selected by the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan of $1.0 million in 2009 and $0.5 million in 2008 are presented in employee compensation and benefits in the accompanying consolidated balance sheets. The assets held by the trust of $1.0 million in 2009 and $0.5 million in 2008 are classified as trading securities within prepaid expenses and other current assets, with changes in the deferred compensation charged to selling and administrative expenses.

6.	INCOME TAXES
The components of earnings (loss) before income taxes consisted of domestic (loss) earnings before income taxes of $(6.8) million, $(217.2) million and $38.7 million in 2009, 2008 and 2007, respectively, and foreign earnings before income taxes of $18.5 million, $28.6 million and $45.1 million in 2009, 2008 and 2007, respectively.

The components of income tax provision (benefit) on earnings (loss) were as follows:

($ thousands)	2009	2008	2007
Federal
Current	$(16,602)	$(1,174)	$18,169
Deferred	14,567	(43,336)	(642)
	(2,035)	(44,510)	17,527
State
Current	1,102	(1,308)	4,108
Deferred	847	(7,912)	(273)
	1,949	(9,220)	3,835

Foreign	1,345	(63)	2,121
Total income tax provision (benefit)	$1,259	$(53,793)	$23,483

The Company made federal, state and foreign tax payments, net of refunds, of $(13.0) million, $(1.4) million and $22.7 million in 2009, 2008 and 2007, respectively.

The differences between the tax (benefit) expense reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2009	2008	2007
Income taxes at statutory rate	$4,095	$(66,012)	$29,334
State income taxes, net of federal tax benefit	1,267	(4,411)	2,669
State income tax credits, net of federal tax expense	–	(1,582)	–
Tax impact of nondeductible stock option expense	305	708	1,169
Tax impact of nondeductible goodwill impairment	–	24,883	–
Foreign earnings taxed at lower rates	(4,442)	(10,195)	(11,130)
Other	34	2,816	1,441
Total income tax provision (benefit)	$1,259	$(53,793)	$23,483

The other category of income tax (benefit) provision principally represents the impact of expenses that are not deductible for federal income tax purposes.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 30, 2010	January 31, 2009
Deferred Tax Assets
Employee benefits, compensation and insurance	$15,160	$19,341
Accrued expenses	8,611	7,760
Depreciation	2,304	6,469
Postretirement and postemployment benefit plans	2,009	2,009
Deferred rent	7,402	10,903
Accounts receivable reserves	3,348	2,700
Net operating loss (“NOL”) carryforward / carryback	34,837	29,503
Inventory capitalization and inventory reserves	4,240	2,922
Goodwill and intangible assets	2,405	1,925
Other	3,510	3,002
Total deferred tax assets, before valuation allowance	83,826	86,534
Valuation allowance	(8,859)	(6,723)
Total deferred tax assets, net of valuation allowance	74,967	79,811
Deferred Tax Liabilities
Retirement plans	(17,349)	(13,265)
LIFO inventory valuation	(28,192)	(28,163)
Capitalized software	(7,609)	(181)
Other	(1,619)	(633)
Total deferred tax liabilities	(54,769)	(42,242)
Net deferred tax asset	$20,198	$37,569

At the end of 2009, the Company had a net operating loss carryforward with a tax value of $2.0 million related to Shoes.com, which expires in 2019, and various state net operating loss carryforwards with tax values totaling $9.4 million. A valuation allowance of $8.4 million has been established related to these operating loss carryforwards. The Company also has a valuation allowance of $0.5 million related to share-based compensation. The majority of the remaining net operating loss will be carried back to prior tax years, and the Company anticipates receiving a refund during 2010.

As of January 30, 2010, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. At January 30, 2010, the Company had approximately $124 million of cash and cash equivalents at its Canadian and other foreign subsidiaries.

The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation, except for the Company’s Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. If the Company’s unremitted foreign earnings were not considered indefinitely reinvested as of January 30, 2010, additional deferred taxes of approximately $32.3 million would have been provided.

Uncertain Tax Positions
FASB ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions. The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FASB ASC 740, as it relates to uncertain tax positions, on February 4, 2007. At February 4, 2007, the Company had $1.0 million of unrecognized tax benefits, relating to various state tax issues, and $0.2 million of estimated interest and penalties. A charge of $0.8 million, net of a federal income tax benefit of $0.4 million, was recorded against retained earnings as a cumulative effect adjustment at February 4, 2007.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ thousands)
Balance at February 4, 2007	$961
Additions for tax positions of prior years	22
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(60)
Balance at February 2, 2008	$923
Additions for tax positions of prior years	619
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(149)
Balance at January 31, 2009	$1,393
Additions for tax positions of prior years	242
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(262)
Balance at January 30, 2010	$1,373

If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income statement tax provision, thereby impacting the effective tax rate, would be $1.3 million at both January 30, 2010 and January 31, 2009 and $0.8 million at February 2, 2008.

Estimated interest and penalties related to the underpayment of income taxes were classified as a component of the income tax provision (benefit) in the consolidated statements of earnings and were insignificant in 2009 and $0.1 million for both 2008 and 2007.  Accrued interest and penalties were $0.4 million at both January 30, 2010 and January 31, 2009.

The Company has settled examinations by both the Internal Revenue Service and the Canada Revenue Agency of tax years through January 28, 2006 (fiscal year 2005). The Company also files tax returns in various foreign jurisdictions and numerous states for which various tax years are subject to examination. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

7.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments include Famous Footwear, Wholesale Operations, Specialty Retail and Other.

Famous Footwear, which represents the Company’s largest division, operated 1,129 stores at the end of 2009, primarily selling branded footwear for the entire family.

Wholesale Operations source and market licensed, branded and private-label footwear primarily to national chains, mass merchandisers and department stores as well as Company-owned Famous Footwear and Specialty Retail divisions.

The Specialty Retail operations included 137 stores in the United States, 131 stores in Canada and 14 stores in China at the end of 2009, selling primarily Naturalizer brand footwear in regional malls and outlet centers as well as other e-commerce businesses.

The Other segment includes corporate assets and administrative expenses and other costs and recoveries which are not allocated to the operating units.

The Company’s reportable segments are operating units that market to different customers and are each managed separately as they distribute their products on a retail or wholesale basis. An operating segment’s performance is evaluated and resources are allocated based on operating earnings (loss). Operating earnings (loss) represent gross profit, less selling and administrative expenses, impairment of goodwill and intangible assets, restructuring and other special charges, net and equity in net loss of nonconsolidated affiliate. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment sales are generally recorded at a profit to the selling division. All intersegment earnings related to inventory on hand at the purchasing division are eliminated against the earnings of the selling segment.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Fiscal 2009
External sales	$1,363,617	$631,785	$246,566	$-	$2,241,968
Intersegment sales	2,186	193,114	-	-	195,300
Depreciation and amortization	29,405	9,908	4,476	9,506	53,295
Operating earnings (loss)	44,617	41,129	(14,246)	(39,977)	31,523
Operating segment assets	453,927	292,052	62,154	232,017	1,040,150
Purchases of property and equipment	19,129	1,888	1,931	1,932	24,880
Capitalized software	1,127	48	-	23,923	25,098

Fiscal 2008
External sales	$1,319,978	$703,841	$252,543	$-	$2,276,362
Intersegment sales	2,252	167,164	-	-	169,416
Equity in net loss of nonconsolidated affiliate(1)	-	216	-	-	216
Depreciation and amortization	30,806	10,365	4,913	10,426	56,510
Operating earnings (loss)	26,955	(108,065)	(30,530)	(61,661)	(173,301)
Operating segment assets	448,472	340,318	71,115	166,126	1,026,031
Purchases of property and equipment	48,512	1,328	5,714	4,863	60,417
Capitalized software	3,133	82	39	13,073	16,327

Fiscal 2007
External sales	$1,313,165	$783,533	$263,211	$-	$2,359,909
Intersegment sales	2,558	155,707	-	-	158,265
Equity in net loss of nonconsolidated affiliate(1)	-	439	-	-	439
Depreciation and amortization	31,289	9,219	4,681	6,959	52,148
Operating earnings (loss)	84,138	67,544	(8,180)	(46,892)	96,610
Operating segment assets	412,248	455,129	83,920	148,544	1,099,841
Investment in nonconsolidated affiliate(1)	-	6,641	-	-	6,641
Purchases of property and equipment	31,204	3,344	5,967	840	41,355
Capitalized software	1,167	291	11	4,301	5,770
(1) Related to the operating results of Edelman Shoe, which was accounted for under the equity method until the fourth quarter of 2008. See Note 16 and Note 17 to the consolidated financial statements for additional information related to Edelman Shoe.

Following is a reconciliation of operating earnings (loss) to earnings (loss) before income taxes:

($ thousands)	2009	2008	2007
Operating earnings (loss)	$31,523	$(173,301)	$96,610
Interest expense	(20,195)	(17,105)	(16,232)
Interest income	374	1,800	3,434
Earnings (loss) before income taxes	$11,702	$(188,606)	$83,812

In 2009, the impact of restructuring and other special charges, net included in operating earnings (loss) was as follows:

•
Other – $8.9 million of charges related to the Company’s information technology initiatives and $4.6 million of charges related to the Company’s organizational changes, partially offset by $1.9 million of income related to the Company’s headquarters consolidation.

•	Wholesale Operations – $0.3 million of charges related to the Company’s information technology initiatives.

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

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

•	Specialty Retail – $16.6 million of charges related to the Company’s impairment of goodwill and $0.6 million of charges related to the Company’s expense and capital containment initiatives.
•	Famous Footwear – $3.8 million of charges related to the Company’s expense and capital containment initiatives and $3.5 million of charges related to the Company’s impairment of goodwill.

In 2007, the impact of restructuring and other special charges, net included in operating earnings (loss) was as follows:

•	Other – $11.0 million of charges related to the Company’s Earnings Enhancement Plan.
•	Wholesale Operations – $4.2 million of charges related to the Company’s Earnings Enhancement Plan.
•	Specialty Retail – $3.8 million of charges related to the Company’s Earnings Enhancement Plan.

For geographic purposes, the domestic operations include the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers and nationwide operation of the Company’s retail chains, including Famous Footwear and Specialty Retail, and e-commerce business.

The Company’s foreign operations primarily consist of wholesale distribution operations in the Far East and retail operations in Canada, China and Guam. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2009	2008	2007
Net Sales
United States	$1,978,656	$1,916,522	$1,967,717
Far East	190,750	283,122	313,194
Canada	72,562	76,718	78,983
Latin America, Europe and other	-	-	54
Inter-area sales	-	-	(39)
	$2,241,968	$2,276,362	$2,359,909
Long-Lived Assets
United States	$321,494	$333,134	$430,334
Far East	4,159	4,331	14,753
Canada	6,007	6,878	17,475
Latin America, Europe and other	241	245	222
	$331,901	$344,588	$462,784

Long-lived assets consisted primarily of property and equipment, goodwill and intangible assets, prepaid pension costs, investment in nonconsolidated affiliate and other noncurrent assets.

8.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

($ thousands)	January 30, 2010	January 31, 2009
Land and buildings	$41,701	$43,116
Leasehold improvements	172,335	174,965
Technology equipment	45,180	39,837
Machinery and equipment	52,725	22,198
Furniture and fixtures	105,155	106,040
Construction in progress	1,669	30,479
	418,765	416,635
Allowances for depreciation	(277,204)	(259,184)
	$141,561	$157,451

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Useful lives of property and equipment are as follows:

Buildings	15-30 years
Leasehold improvements	5-20 years
Technology equipment	3-10 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

Selling and administrative expenses include charges for impairment, primarily for leasehold improvements and fixtures in the Company’s retail stores, of $3.9 million, $2.7 million and $2.1 million in 2009, 2008 and 2007, respectively. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

9.	GOODWILL AND INTANGIBLE ASSETS
As of January 30, 2010, the Company had intangible assets of $77.2 million (net of $43.1 million accumulated amortization), primarily related to trademarks. Intangible assets of $13.7 million are not subject to amortization. All remaining intangible assets are subject to amortization and have useful lives ranging from 5 to 15 years. Amortization expense related to intangible assets was $6.8 million, $7.1 million and $6.8 million in 2009, 2008 and 2007, respectively. The Company estimates the following amortization expense related to intangible assets: $6.7 million in 2010, $6.6 million in 2011 and $6.4 million in 2012, 2013 and 2014.

As of January 31, 2009, the Company had intangible assets of $84.0 million (net of $30.4 million accumulated amortization). Intangible assets of $13.7 million, primarily related to trademarks, are not subject to amortization.

Intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	January 30, 2010	January 31, 2009
Famous Footwear	$2,800	$2,800
Wholesale Operations	74,226	81,000
Specialty Retail	200	200
	$77,226	$84,000

The decline in the intangible assets of the Company’s Wholesale Operations segment from January 31, 2009 to January 30, 2010 reflected amortization of its licensed and owned trademarks.

As a result of annual impairment testing in 2009, the Company did not record any impairment charges during 2009 related to intangible assets.

2008 Impairment Charges

Goodwill Impairment
As a result of the difficult market conditions and industry trends, and the resulting decline in the market price of the Company’s common stock at the end of 2008, the Company performed an impairment test as of January 31, 2009 and determined that the fair values, estimated using discounted cash flow analyses and reconciled to its market capitalization, related to its recorded goodwill were less than their carrying values. For purposes of the goodwill impairment calculations, the Company assumed discount rates of 16.0% to 18.0% based on the reporting unit. As a result, the Company recorded a non-cash goodwill impairment charge of $140.9 million in 2008.

Intangible Asset Impairment
Due to declines experienced in the private label business, the Company performed an impairment test as of January 31, 2009 and determined that the Company’s private label customer relationships acquired as part of the Bennett Footwear Holdings, LLC (“Bennett”) acquisition during 2005 were impaired. The Company determined that the fair value of the intangible asset was lower than the carrying value by $8.2 million. The fair value was determined using a discounted cash flow analysis, and a discount rate of 14% was used in the calculation. As a result, the Company recorded a non-cash impairment charge of $8.2 million in 2008.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

In total, during 2008, the Company recorded non-cash impairment charges for goodwill and intangible assets of $149.2 million ($119.2 million on an after-tax basis, or $2.87 per diluted share). The Company’s Wholesale Operations, Specialty Retail and Famous Footwear segments incurred charges of $120.8 million, $16.6 million and $3.5 million, respectively, related to the impairment of goodwill and its Wholesale Operations segment incurred $8.2 million in impairment charges for intangible assets. For the Wholesale Operations segment, the goodwill impaired was primarily related to goodwill associated with the acquisition of Bennett. The goodwill impaired for the Company’s Specialty Retail and Famous Footwear segments were primarily related to goodwill associated with the acquisition of Shoes.com and goodwill associated with the acquisition of retail stores, respectively.

The non-cash goodwill and intangible assets impairment charges in 2008 did not have an adverse effect on the covenant calculations under the Company’s debt agreements or its overall compliance with the covenants of its debt agreements. The impairment of goodwill and intangible assets resulted in a reduction of goodwill and intangible assets, net on the consolidated balance sheet, and the impairment amount was separately disclosed as impairment of goodwill and intangible assets within the consolidated statement of earnings and statement of cash flows.

10.	LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Credit Agreement
On January 21, 2009, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Credit Agreement. The Credit Agreement matures on January 21, 2014. The Credit Agreement provides for revolving credit in an aggregate amount of up to $380.0 million, subject to the calculated borrowing base restrictions. Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base, which is based on stated percentages of the sum of eligible receivables and inventories, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first priority security interest in receivables, inventories and certain other collateral.

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

The Credit Agreement limits the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. In addition, certain additional covenants would be triggered if excess availability were to fall below specified levels, including fixed charge coverage ratio requirements. Furthermore, if excess availability falls below the greater of: (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million for three consecutive business days, or an event of default occurs, the lenders may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of: (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of January 30, 2010.

At January 30, 2010, the Company had $94.5 million in borrowings outstanding and $8.9 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $276.6 million at January 30, 2010.

The maximum amount of borrowings under either the Credit Agreement or Former Credit Agreement at the end of any month was $128.0 million in 2009 and $112.5 million in 2008. The average daily borrowings during the year were $77.6 million in 2009 and $29.0 million in 2008. The weighted-average interest rates approximated 3.5% in 2009 and 4.3% in 2008.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Senior Notes
In April 2005, the Company issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but became callable on May 1, 2009. The Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

Year	Percentage
2009	104.375%
2010	102.188%
2011 and thereafter	100.000%

The Senior Notes also contain certain other covenants and restrictions which limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of January 30, 2010, the Company was in compliance with all covenants relating to the Senior Notes.

Cash payments of interest for these financing arrangements during 2009, 2008 and 2007 were $17.7 million, $15.0 million and $14.4 million, respectively.

11.	LEASES
The Company leases all of its retail locations and certain office locations, distribution centers and equipment. The minimum lease terms for the Company’s retail stores generally range from five to ten years. The term of the leases for the office facilities and distribution centers averages approximately 13 years. Over one-half of the retail store leases are subject to renewal options for varying periods. The office and distribution centers have renewal options of five to 20 years. In addition to minimum rental payments, certain of the retail store leases require contingent payments based on sales levels. A majority of the Company’s retail operating leases contain provisions which allow it to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility.

Rent expense for operating leases was:

($ thousands)	2009	2008	2007
Minimum rents	$161,767	$153,273	$139,146
Contingent rents	298	446	798
Total	$162,065	$153,719	$139,944

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at January 30, 2010:
($ thousands)
2010	$153,975
2011	129,875
2012	103,445
2013	79,971
2014	61,886
Thereafter	154,435
Total minimum operating lease payments	$683,587

12.	RISK MANAGEMENT AND DERIVATIVES

General Risk Management
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

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

The Company’s Wholesale Operations segment sells to national chains, mass merchandisers and department stores primarily in the United States, Canada and China. Receivables arising from these sales are not collateralized; however, a portion is covered by documentary letters of credit. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

Derivatives
In the normal course of business, the Company’s financial results are impacted by currency rate movements in foreign currency denominated assets, liabilities and cash flows as it makes a portion of its purchases and sales in local currencies. The Company has established policies and business practices that are intended to mitigate a portion of the effect of these exposures. The Company uses derivative financial instruments, primarily forward contracts, to manage its currency exposures. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. Derivatives entered into by the Company are designated as cash flow hedges of forecasted foreign currency transactions.

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through January 2011. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s consolidated statement of earnings. The amount of hedge ineffectiveness for 2009 was not material.

The Company’s hedging strategy uses forward contracts as cash flow hedging instruments, which are recorded in the Company’s consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income (loss) and reclassified to earnings in the period that the hedged transaction is recognized in earnings.

As of January 30, 2010, the Company had forward contracts maturing at various dates through January 2011. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.
	Contract Amount
(U.S. $ equivalent in thousands)	January 30, 2010	January 31, 2009
Deliverable Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$14,900	$12,700
Euro	5,500	4,200

Non-deliverable Financial Instruments
Chinese yuan	12,000	10,900
Japanese yen	1,600	1,700
New Taiwanese dollars	1,200	1,300
Other currencies	700	500
	$35,900	$31,300

As of January 30, 2010, the fair values of derivative financial instruments included within the consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$88	Other accrued expenses	$689

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

During 2009, the effect of derivative financial instruments on the consolidated statement of earnings was as follows:

($ in thousands)		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Hedging Relationships:	Derivatives in 2009	Earnings	Earnings in 2009
Foreign exchange forward contracts	$(113)	Net sales	$100
Foreign exchange forward contracts	(1,330)	Cost of goods sold	118
Foreign exchange forward contracts	(175)	Selling and administrative expenses	23
Foreign exchange forward contracts	(9)	Interest expense	2

All of the gains and losses currently included within accumulated other comprehensive income (loss) associated with the Company’s foreign exchange forward contracts are expected to be reclassified into its net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 1 and Note 13 to the consolidated financial statements.

13.	FAIR VALUE MEASUREMENTS

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

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

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

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Deferred Compensation Plan Assets
The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds selected by the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value of the assets and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). Additional information related to the Company’s Deferred Compensation Plan is disclosed in Note 5 to the consolidated financial statements.

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments are disclosed in Note 1 and Note 12 to the consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 30, 2010:

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3

Asset (Liability)
Cash equivalents – money market funds	$25,000	$25,000	$–	$–
Non-qualified deferred compensation plan assets	1,033	1,033	–	–
Non-qualified deferred compensation plan liabilities	(1,033)	(1,033)	–	–
Derivative financial instruments, net	(601)	–	(601)	–

Store Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived store assets held and used with a carrying amount of $63.7 million were assessed for impairment and, if necessary, written down to their fair value, resulting in an impairment charge of $3.9 million, which was recorded within selling and administrative expenses in 2009. Of the $3.9 million impairment charge, $3.0 million related to the Famous Footwear segment and $0.9 million related to the Specialty Retail segment.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	January 30, 2010		January 31, 2009
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$94,500	$94,500	$112,500	$112,500
Senior Notes	150,000	152,250	150,000	116,250

The fair value of borrowings under the revolving credit agreement approximated their carrying value due to the short-term nature and the fair value of the Company’s Senior Notes was based upon quoted prices as of the end of the respective periods.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

14.	COMMON STOCK REPURCHASES

Stock Repurchase Programs
During December 2007, the Company repurchased 2.4 million shares of its common stock for $41.1 million, at an average price of $17.05 per share under the 2000 stock repurchase program (“2000 Program”), which was approved by the Board of Directors in May 2000.

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

Repurchases Related to Employee Share-based Awards
During 2009 and 2008, 25,227 shares and 100,457 shares, respectively, were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

15.	SHARE-BASED PLANS
The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted stock option, restricted stock and stock performance awards.

FASB ASC 718, Compensation – Stock Compensation, and FASB ASC 505, Equity, require companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees over the requisite service period for each award. In certain limited circumstances, the Company’s incentive compensation plan provides for accelerated vesting of the awards, such as in the event of a change in control, qualified retirement, death or disability. The Company has a policy of issuing treasury shares in satisfaction of share-based awards.

Share-based compensation expense of $4.7 million, $2.6 million and $8.4 million was recognized in 2009, 2008 and 2007, respectively, as a component of selling and administrative expenses. The following table details the share-based compensation expense by plan and the total related income tax benefit for 2009, 2008 and 2007:

($ thousands)	2009	2008	2007
Expense for share-based compensation plans:
Stock options	$947	$2,663	$4,605
Stock performance awards	623	(3,157)	1,516
Restricted stock grants	3,103	3,095	2,270
Total share-based compensation expense	4,673	2,601	8,391
Income tax benefit	1,479	225	1,965
Total share-based compensation expense, net of income tax benefit	$3,194	$2,376	$6,426

The Company issued 568,681, 490,568 and 973,922 shares of common stock in 2009, 2008 and 2007, respectively, for restricted stock grants, stock options exercised and stock performance awards issued to employees and common and restricted stock grants issued to directors. Other than the amendment to the structured payout for our 2008 stock performance awards discussed in the Stock Performance Awards section to follow, there were no significant modifications to any share-based awards in 2009, 2008 or 2007.

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

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

The Company granted 212,400, 103,500 and 200,743 stock options during 2009, 2008 and 2007, respectively. Fair values of options granted in 2009, 2008 and 2007 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

	2009	2008	2007

Dividend yield	7.1%	2.2%	0.9%
Expected volatility	55.3%	39.7%	39.9%
Risk-free interest rate	2.9%	3.0%	4.4%
Expected term (in years)	8	7	7

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

Summarized information about stock options outstanding and exercisable at January 30, 2010 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

$3.33 – $9.99	496,401	5	$5.92	284,751	$7.55
$10.00 – $14.99	598,586	5	13.82	586,586	13.89
$15.00 – $19.99	527,022	5	16.83	461,897	17.01
$20.00 – $24.99	208,061	6	21.56	151,931	21.59
$25.00 – $29.99	–	–	–	–	–
$30.00 – $35.25	137,246	7	34.99	72,370	34.89
	1,967,316	5	$14.93	1,557,535	$15.38

The weighted-average remaining contractual term of stock options outstanding and currently exercisable at January 30, 2010 was 5.1 years and 4.2 years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at January 30, 2010 was $3.3 million and $1.5 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for 2009 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 31, 2009	2,019,754	$15.88
Granted	212,400	4.02
Exercised	(39,375)	4.76
Forfeited	(205,212)	13.81
Canceled or expired	(20,251)	26.27
Outstanding at January 30, 2010	1,967,316	$14.93
Exercisable at January 30, 2010	1,557,535	$15.38

The intrinsic value of stock options exercised was $0.3 million, $0.1 million and $19.9 million for 2009, 2008 and 2007, respectively. The amount of cash received from the exercise of stock options was $0.1 million, $0.3 million and $9.2 million for 2009, 2008 and 2007, respectively. In addition, 7,956, 4,960 and 40,659 shares were tendered by employees in satisfaction of the exercise price of stock options during 2009, 2008 and 2007, respectively. The tax impact associated with stock options exercised was immaterial for 2009 and was $0.4 million and $5.8 million for 2008 and 2007, respectively, which was reflected as a (decrease) increase to additional paid-in capital.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

The following table summarizes nonvested stock option activity for 2009 under the current and prior plans:

	Number of Nonvested Options	Weighted-Average Grant Date Fair Value
Nonvested at January 31, 2009	494,653	$9.31
Granted	212,400	1.57
Vested	(277,021)	7.80
Forfeited	(20,251)	10.76
Nonvested at January 30, 2010	409,781	$5.70

The weighted-average fair value of stock options granted for 2009, 2008 and 2007 was $1.57, $5.30 and $14.84, respectively. The total grant date fair value of stock options vested during 2009, 2008 and 2007 was $2.2 million, $3.5 million and $4.3 million, respectively. As of January 30, 2010, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $0.6 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

Restricted Stock
Under the Company’s incentive compensation plans, restricted stock of the Company may be granted at no cost to certain officers, key employees and directors. Plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during the requisite service period, which generally ranges from one to eight years. Expense for restricted stock grants is recognized on a straight-line basis separately for each vesting portion of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock grants is the quoted market price for the Company’s common stock on the date of grant.

The following table summarizes restricted stock activity for the year ended January 30, 2010:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 31, 2009	771,153	$18.76
Granted	601,175	3.40
Vested	(56,465)	12.42
Forfeited	(60,442)	19.80
Nonvested at January 30, 2010	1,255,421	$11.64

For the years ended January 30, 2010, January 31, 2009 and February 2, 2008, restricted shares granted were 601,175, 362,500 and 103,750, respectively. Restricted shares forfeited during 2009, 2008 and 2007 were 60,442, 50,689 and 35,998, respectively. The weighted-average fair value of restricted stock awards granted for the years ended January 30, 2010, January 31, 2009 and February 2, 2008 was $3.40, $15.07 and $32.55, respectively. The total grant date fair value of restricted stock awards vested during the years ended January 30, 2010, January 31, 2009 and February 2, 2008 was $0.7 million, $0.4 million and $1.3 million, respectively. As of January 30, 2010, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $5.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.4 years.

The Company recognized ($0.1 million), $0.1 million and $0.6 million in 2009, 2008 and 2007, respectively, of excess tax (deficiencies) benefits related to restricted stock vesting and dividends, which was reflected as a (decrease) increase to additional paid-in capital.

Stock Performance Awards
Under the Company’s incentive compensation plans, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted stock performance awards at a target number of shares, which cliff vest generally over a three-year service period. At the end of the three-year period, the employee will be given an amount of shares between 0% and 150% of the targeted award, depending on the achievement of specified financial goals for the three-year period. A portion of the award may be paid in cash, and accordingly, would be reflected as a noncurrent liability.

Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period. The fair value of the stock performance awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding stock performance awards for 406,000 shares at a target level as of January 30, 2010, which may result in the issuance of up to 609,000 shares at the end of the service periods.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

The following table summarizes stock performance activity for the year ended January 30, 2010:

	Number of Nonvested Stock Performance Awards at Target Level	Number of Nonvested Stock Performance Awards at Maximum Level	Weighted-Average Grant Date Fair Value

Nonvested at January 31, 2009	281,250	562,500	$24.94
Granted	406,000	609,000	3.07
Vested	–	–	–
Expired	(128,000)	(256,000)	35.25
Forfeited	(7,000)	(14,000)	35.25
Converted(1)	(146,250)	(292,500)	15.43
Nonvested at January 30, 2010	406,000	609,000	$3.07
(1) At the beginning of 2009, the 2008 Stock Performance Plan contained a structured pay out of 50% cash and 50% stock.  During 2009, the 2008 Stock Performance Plan was amended such that, if any pay out is earned, it will be paid 100% in cash. No performance metrics were modified.

The weighted-average grant-date fair value of stock performance awards granted for 2009, 2008 and 2007 was $3.07, $15.43 and $35.05, respectively. In 2009 and 2008, no stock performance awards vested and in 2007, 167,625 stock performance awards vested. As of January 30, 2010, the total remaining unrecognized compensation cost related to nonvested stock performance awards was $1.2 million based on the anticipated number of shares to be awarded. During 2008, the Company reversed $3.2 million of previously recognized expense for stock performance awards as the probability of meeting the minimum financial goals was no longer considered likely.

16.	VARIABLE INTEREST ENTITY
In 2007, the Company invested cash of $7.1 million in Edelman Shoe, acquiring 42.5% of the outstanding stock. On November 3, 2008 (fourth quarter of 2008), the Company invested an additional $4.1 million of cash in Edelman Shoe, acquiring 7.5% of the outstanding stock, bringing the Company’s total equity interest to 50%. The Company has an option to buy the remaining interest in the future.

The Sam Edelman brand was launched in 2004 and is sold through department stores and independent retailers across the country. The Company believes the investment in Edelman Shoe complements its portfolio of wholesale footwear brands by adding owned brands that sell primarily in the bridge/designer footwear price zones.

In connection with the consolidation of Edelman Shoe in 2008, the Company acquired goodwill of $3.8 million and an intangible asset related to an owned trademark of $16.8 million. The owned trademark is subject to amortization over its estimated useful life of 15 years. At January 30, 2010, the intangible asset that is subject to amortization had accumulated amortization of $1.4 million. For each of the next five succeeding fiscal years, annual amortization expense will be approximately $1.1 million. The total of the Company’s goodwill and intangible asset amounts for Edelman Shoe was allocated to the Wholesale Operations segment.

As a part of the Company’s qualitative and quantitative analyses, it determined that Edelman Shoe is a VIE, for which the Company is the primary beneficiary; therefore, the Company’s consolidated financial statements include the accounts of Edelman Shoe beginning November 3, 2008. The Company determined that it is the primary beneficiary as it absorbs the majority of the entity's expected losses. Prior to consolidation, the Company accounted for the investment in accordance with the equity method. The Company’s variable interests in Edelman Shoe include the equity investments described above and amounts payable to and receivable from Edelman Shoe. At January 30, 2010 and January 31, 2009, Edelman Shoe had assets of approximately $9.2 million and $12.2 million, respectively, and liabilities of approximately $3.0 million and $10.7 million, respectively. During 2009, Edelman Shoe had net sales of approximately $34.1 million. From the date of consolidation, November 3, 2008, until the end of 2008, Edelman Shoe had total net sales of approximately $2.3 million.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

17.	RELATED PARTY TRANSACTIONS

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture B&H Footwear, with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During 2009, 2008 and 2007, the Company, through its consolidated subsidiary, B&H Footwear, sold $2.2 million, $4.5 million and $2.7 million, respectively, of Naturalizer footwear on a wholesale basis to Hongguo.

Edelman Shoe, Inc.
A consolidated subsidiary of the Company sold footwear to Edelman Shoe on a wholesale basis, which was then sold by Edelman Shoe to department stores and independent retailers across the country. During 2008 and 2007, this consolidated subsidiary of the Company sold $11.3 million and $0.9 million, respectively, of footwear on a wholesale basis to Edelman Shoe prior to consolidation. Beginning in the fourth quarter of 2008, Edelman Shoe is included within the Company’s consolidated financial statements. Accordingly, all intercompany sales activity is eliminated.

OgilvyOne LLC
Prior to 2008, the Company used OgilvyOne LLC (“Ogilvy”) to provide certain marketing and consulting services. A member of the Company’s Board of Directors, Carla C. Hendra, is an officer of Ogilvy North America and OgilvyOne N.A., both of which are affiliates of Ogilvy. Charges of $1.0 million were incurred during 2007, with no charges incurred during 2009 and 2008 with Ogilvy.

18.	COMMITMENTS AND CONTINGENCIES

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring will be used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.6 million as of January 30, 2010. The Company expects to spend approximately $0.2 million in each of the next five years and $15.6 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediations through January 30, 2010 are $22.3 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at January 30, 2010, is $7.9 million, of which $1.2 million is accrued within other accrued expenses and $6.7 million is accrued within other noncurrent liabilities. Of the total $7.9 million reserve, $5.0 million is for on-site remediation and $2.9 million is for off-site remediation. In addition to the accretion of interest expense, the Company recorded an expense of $1.2 million in 2008 related to the on-site and off-site remediations, with no charges incurred during 2009 or 2007.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.9 million at January 30, 2010, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.7 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.7 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $9.7 million as of January 30, 2010, to complete the cleanup, maintenance and monitoring at all sites. Of the $9.7 million liability, $1.4 million is included in other accrued expenses and $8.3 million is included in other noncurrent liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation

On April 25, 2008, the Board of Commissioners of the County of La Plata, Colorado, filed suit against a subsidiary of the Company in the United States District Court for the District of Colorado, alleging soil and groundwater contamination associated with a former facility located in Durango, Colorado. The Redfield rifle scope business operated a lens crafting facility on this property, which was subsequently sold to the County. The County seeks reimbursement for its past expenditures and a judgment obligating the Company to pay for cleanup of the site. The trial date is set for October 2010.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on the Company’s results of operations or financial position. All legal costs associated with litigation are expensed as incurred.

Other

In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.7 million as of January 30, 2010. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At January 30, 2010, the Company was contingently liable for remaining lease commitments of approximately $1.7 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

19.	FINANCIAL INFORMATION FOR THE COMPANY AND ITS SUBSIDIARIES
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

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 30, 2010
($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$2,809	$123,024	$–	$125,833
Receivables	51,417	3,002	29,878	–	84,297
Inventories	77,730	376,110	2,842	–	456,682
Prepaid expenses and other current assets	26,751	12,327	2,359	–	41,437
Total current assets	155,898	394,248	158,103	–	708,249
Other assets	92,413	(1,189)	21,890	–	113,114
Intangible assets, net	58,826	3,000	15,400	–	77,226
Property and equipment, net	25,140	112,580	3,841	–	141,561
Investment in subsidiaries	641,409	199,234	–	(840,643)	–
Total assets	$973,686	$707,873	$199,234	$(840,643)	$1,040,150

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$94,500	$–	$–	$–	$94,500
Trade accounts payable	53,410	93,937	30,353	–	177,700
Accrued expenses	78,504	55,685	7,674	–	141,863
Total current liabilities	226,414	149,622	38,027	–	414,063
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	19,455	39,386	6,019	–	64,860
Intercompany payable (receivable)	210,439	(261,042)	50,603	–	–
Total other liabilities	379,894	(221,656)	56,622	–	214,860
Equity
Brown Shoe Company, Inc. shareholders’ equity	367,378	779,907	95,529	(840,643)	402,171
Noncontrolling interests	–	–	9,056	–	9,056
Total equity	367,378	779,907	104,585	(840,643)	411,227
Total liabilities and equity	$973,686	$707,873	$199,234	$(840,643)	$1,040,150

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED JANUARY 30, 2010
($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$578,281	$1,624,989	$237,988	$(199,290)	$2,241,968
Cost of goods sold	439,386	909,656	189,077	(199,290)	1,338,829
Gross profit	138,895	715,333	48,911	–	903,139
Selling and administrative expenses	151,611	683,838	24,244	–	859,693
Restructuring and other special charges, net	11,625	–	298	–	11,923
Equity in (earnings) loss of subsidiaries	(27,932)	(20,002)	–	47,934	–
Operating earnings (loss)	3,591	51,497	24,369	(47,934)	31,523
Interest expense	(19,942)	(1)	(252)	–	(20,195)
Interest income	1	38	335	–	374
Intercompany interest income (expense)	15,498	(16,487)	989	–	–
(Loss) earnings before income taxes	(852)	35,047	25,441	(47,934)	11,702
Income tax benefit (provision)	10,349	(7,113)	(4,495)	–	(1,259)
Net earnings (loss)	$9,497	$27,934	$20,946	$(47,934)	$10,443
Less: Net earnings attributable to noncontrolling interests	–	–	943	–	943
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$9,497	$27,934	$20,003	$(47,934)	$9,500

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED JANUARY 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$45,390	$35,475	$37,088	$125	$118,078

Investing activities
Purchases of property and equipment	(2,114)	(21,422)	(1,344)	–	(24,880)
Capitalized software	(23,923)	(1,127)	(48)	–	(25,098)
Net cash used for investing activities	(26,037)	(22,549)	(1,392)	–	(49,978)

Financing activities
Borrowings under revolving credit agreement	848,900	–	–	–	848,900
Repayments under revolving credit agreement	(866,900)	–	–	–	(866,900)
Proceeds from stock options exercised	107	–	–	–	107
Tax deficiency related to share-based plans	(58)	–	–	–	(58)
Dividends paid	(12,009)	–	–	–	(12,009)
Intercompany financing	10,607	(33,744)	23,262	(125)	–
Net cash (used for) provided by financing activities	(19,353)	(33,744)	23,262	(125)	(29,960)
Effect of exchange rate changes on cash	–	793	–	–	793

(Decrease) increase in cash and cash equivalents	–	(20,025)	58,958	–	38,933
Cash and cash equivalents at beginning of year	–	22,834	64,066	–	86,900
Cash and cash equivalents at end of year	$–	$2,809	$123,024	$–	$125,833

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$22,834	$64,066	$–	$86,900
Receivables	43,705	4,417	36,130	–	84,252
Inventories	91,669	362,299	12,034	–	466,002
Prepaid expenses and other current assets	29,810	12,915	1,564	–	44,289
Total current assets	165,184	402,465	113,794	–	681,443
Other assets	78,531	9,951	14,655	–	103,137
Intangible assets, net	64,480	3,000	16,520	–	84,000
Property and equipment, net	31,102	122,310	4,039	–	157,451
Investment in subsidiaries	647,979	68,062	–	(716,041)	–
Total assets	$987,276	$605,788	$149,008	$(716,041)	$1,026,031

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$112,500	$–	$–	$–	$112,500
Trade accounts payable	30,948	88,109	33,282	–	152,339
Accrued expenses	76,629	55,144	5,534	–	137,307
Total current liabilities	220,077	143,253	38,816	–	402,146
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,263	41,854	6,554	–	71,671
Intercompany payable (receivable)	199,832	(227,298)	27,466	–	–
Total other liabilities	373,095	(185,444)	34,020	–	221,671
Equity
Brown Shoe Company, Inc. shareholders’ equity	394,104	647,979	68,062	(716,041)	394,104
Noncontrolling interests	–	–	8,110	–	8,110
Total equity	394,104	647,979	76,172	(716,041)	402,214
Total liabilities and equity	$987,276	$605,788	$149,008	$(716,041)	$1,026,031

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$569,026	$1,594,761	$285,138	$(172,563)	$2,276,362
Cost of goods sold	431,128	896,663	238,898	(172,563)	1,394,126
Gross profit	137,898	698,098	46,240	–	882,236
Selling and administrative expenses	156,863	676,710	18,320	–	851,893
Impairment of goodwill and intangible assets	115,006	30,309	3,835	–	149,150
Restructuring and other special charges, net	49,890	4,388	–	–	54,278
Equity in net loss of nonconsolidated affiliate	–	–	216	–	216
Equity in (earnings) loss of subsidiaries	(5,385)	(26,307)	–	31,692	–
Operating (loss) earnings	(178,476)	12,998	23,869	(31,692)	(173,301)
Interest expense	(17,007)	–	(98)	–	(17,105)
Interest income	80	669	1,051	–	1,800
Intercompany interest income (expense)	5,753	(6,677)	924	–	–
(Loss) earnings before income taxes	(189,650)	6,990	25,746	(31,692)	(188,606)
Income tax benefit (provision)	56,412	(1,605)	(1,014)	–	53,793
Net (loss) earnings	$(133,238)	$5,385	$24,732	$(31,692)	$(134,813)
Less: Net loss attributable to noncontrolling interests	–	–	(1,575)	–	(1,575)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(133,238)	$5,385	$26,307	$(31,692)	$(133,238)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(22,725)	$41,416	$15,645	$–	$34,336

Investing activities
Purchases of property and equipment	(5,095)	(54,229)	(1,093)	–	(60,417)
Capitalized software	(13,073)	(3,172)	(82)	–	(16,327)
Cash recognized on initial consolidation	–	–	3,337	–	3,337
Investments in consolidated companies	–	–	(7,683)	–	(7,683)
Net cash used for investing activities	(18,168)	(57,401)	(5,521)	–	(81,090)

Financing activities
Borrowings under revolving credit agreement	655,500	–	–	–	655,500
Repayments under revolving credit agreement	(558,000)	–	–	–	(558,000)
Debt issuance costs	(7,500)	–	–	–	(7,500)
Proceeds from stock options exercised	313	–	–	–	313
Tax benefit related to share-based plans	498	–	–	–	498
Dividends (paid) received	(11,855)	7,105	(7,105)	–	(11,855)
Intercompany financing	(38,063)	12,800	25,263	–	–
Net cash provided by financing activities	40,893	19,905	18,158	–	78,956
Effect of exchange rate changes on cash	–	(5,103)	–	–	(5,103)
(Decrease) increase in cash and cash equivalents	–	(1,183)	28,282	–	27,099
Cash and cash equivalents at beginning of year	–	24,017	35,784	–	59,801
Cash and cash equivalents at end of year	$–	$22,834	$64,066	$–	$86,900

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$608,825	$1,548,957	$368,405	$(166,278)	$2,359,909
Cost of goods sold	446,461	839,183	297,144	(166,278)	1,416,510
Gross profit	162,364	709,774	71,261	–	943,399
Selling and administrative expenses	171,204	617,767	38,379	–	827,350
Restructuring and other special charges, net	15,156	3,844	–	–	19,000
Equity in net loss of nonconsolidated affiliate	–	–	439	–	439
Equity in (earnings) loss of subsidiaries	(84,497)	(38,513)	–	123,010	–
Operating earnings (loss)	60,501	126,676	32,443	(123,010)	96,610
Interest expense	(16,231)	(1)	–	–	(16,232)
Interest income	961	941	1,532	–	3,434
Intercompany interest income (expense)	5,252	(7,010)	1,758	–	–
Earnings (loss) before income taxes	50,483	120,606	35,733	(123,010)	83,812
Income tax benefit (provision)	9,944	(32,110)	(1,317)	–	(23,483)
Net earnings (loss)	$60,427	$88,496	$34,416	$(123,010)	$60,329
Less: Net earnings (loss) attributable to noncontrolling interests	–	338	(436)	–	(98)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$60,427	$88,158	$34,852	$(123,010)	$60,427

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(20,699)	$81,524	$26,971	$(1,536)	$86,260

Investing activities
Purchases of property and equipment	(2,542)	(37,344)	(1,469)	–	(41,355)
Capitalized software	(4,592)	(1,178)	–	–	(5,770)
Investment in nonconsolidated affiliate	–	–	(7,080)	–	(7,080)
Investment in consolidated company	–	–	(3,916)	–	(3,916)
Cash recognized on initial consolidation	–	–	2,205	–	2,205
Acquisition cost	–	(2,750)	–	–	(2,750)
Net cash used for investing activities	(7,134)	(41,272)	(10,260)	–	(58,666)

Financing activities
Borrowings under revolving credit agreement	151,000	–	–	–	151,000
Repayments under revolving credit agreement	(137,000)	–	–	–	(137,000)
Acquisition of treasury stock	(41,090)	–	–	–	(41,090)
Proceeds from stock options exercised	9,209	–	–	–	9,209
Tax benefit related to share-based plans	6,421	–	–	–	6,421
Dividends (paid) received	(12,312)	30,007	(30,007)	–	(12,312)
Intercompany financing	51,605	(63,670)	10,529	1,536	–
Net cash provided by (used for) financing activities	27,833	(33,663)	(19,478)	1,536	(23,772)
Effect of exchange rate changes on cash	–	2,318	–	–	2,318
Increase (decrease) in cash and cash equivalents	–	8,907	(2,767)	–	6,140
Cash and cash equivalents at beginning of year	–	15,110	38,551	–	53,661
Cash and cash equivalents at end of year	$–	$24,017	$35,784	$–	$59,801

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

20.	QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly financial results (unaudited) for the years 2009 and 2008 are as follows:

	Quarters
($ thousands, except per share amounts)	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
2009
Net sales	$538,740	$511,621	$625,635	$565,972
Gross profit	208,164	203,640	258,943	232,392
Net (loss) earnings	(7,071)	(4,216)	17,004	4,726
Net (loss) earnings attributable to Brown Shoe Company, Inc.	(7,603)	(4,245)	16,300	5,048
Per share of common stock:
Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	(0.18)	(0.10)	0.38	0.12
Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	(0.18)	(0.10)	0.38	0.12
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	6.70	9.44	12.33	13.07
Low	2.04	5.41	6.97	9.82

	Quarters
($ thousands, except per share amounts)	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
2008
Net sales	$554,491	$569,219	$631,657	$520,995
Gross profit	216,462	223,497	248,491	193,786
Net earnings (loss)	6,822	2,055	10,344	(154,034)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	7,195	2,217	10,398	(153,048)
Per share of common stock:
Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	0.17	0.05	0.25	(3.68)
Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	0.17	0.05	0.25	(3.68)
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	17.65	17.60	18.44	10.94
Low	11.89	12.06	6.99	4.34

The fourth quarter of 2009 included:
•	$4.6 million of charges ($2.8 million on an after-tax basis) related to organizational changes and
•	$2.3 million of charges ($1.4 million on an after-tax basis) related to the Company’s information technology initiatives, partially offset by
•	$1.9 million of income ($1.1 million on an after-tax basis) related to the relocation and transition of the Company’s Famous Footwear division headquarters.

The fourth quarter of 2008 included charges of:
•	$149.2 million ($119.2 million on an after-tax basis) related to the Company’s impairment of goodwill and intangible assets,
•	$30.9 million ($19.1 million on an after-tax basis) related to the Company’s expense and capital containment initiatives,
•	$2.8 million ($1.7 million on an after-tax basis) related to the relocation and transition of the Company’s Famous Footwear division headquarters and
•	$2.3 million ($1.5 million on an after-tax basis) related to the Company’s information technology initiatives.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

($ thousands)	Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions Describe	Balance at End of Period

YEAR ENDED JANUARY 30, 2010

Deducted from assets or accounts:
Doubtful accounts and allowances	$12,878	$46,909	–	$45,476 (A)	$14,311
Inventory valuation allowances	15,027	51,712	–	51,325 (B)	15,414
Deferred tax asset valuation allowance	6,723	2,136	–	–	8,859

YEAR ENDED JANUARY 31, 2009

Deducted from assets or accounts:
Doubtful accounts and allowances	$13,844	$50,802	–	$51,768 (A)	$12,878
Inventory valuation allowances	13,041	53,624	–	51,638 (B)	15,027
Deferred tax asset valuation allowance	3,236	3,487	–	–	6,723

YEAR ENDED FEBRUARY 2, 2008

Deducted from assets or accounts:
Doubtful accounts and allowances	$15,125	$52,782	–	$54,063 (A)	$13,844
Inventory valuation allowances	13,054	43,653	–	43,666 (B)	13,041
Deferred tax asset valuation allowance	1,601	1,635	–	–	3,236
(A)	Accounts written off, net of recoveries, discounts and allowances taken.
(B)	Adjustment upon disposal of related inventories.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	CONTROLS AND PROCEDURES

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

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of January 30, 2010, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Management’s assessment of the effectiveness of internal control over financial reporting as of January 30, 2010 can be found in Item 8 of this report. The effectiveness of internal control over financial reporting as of January 30, 2010, was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can also be found in Item 8 of this report.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding Directors of the Company is set forth under the caption Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Executive Officers of the Registrant which can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16 Beneficial Ownership Reporting Compliance is set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the captions Board Meetings and Committees and Audit Committee, respectively, in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

ITEM 11	EXECUTIVE COMPENSATION
Information regarding Executive Compensation is set forth under the section titled Executive Compensation and under the caption Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Report of the Compensation Committee in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,576,316	(1)	$14.93	(1)	1,997,944	(2)
Equity compensation plans not approved by security holders	–		–		16,203	(3)
Total	2,576,316		$14.93		2,014,147
(1)
Column (a) includes the following:

(i) 1,967,316 outstanding stock options (includes vested and nonvested options)

(ii) 609,000 rights to receive common shares subject to nonvested performance share awards at the maximum award level. The target amount of shares to be awarded under these performance share awards is 406,000, and depending on the achievement of certain objectives at the end of 2011, these awards may be payable anywhere from zero to a maximum 609,000 shares. Our current expectation is that 609,000 shares will be issued upon satisfaction of these awards.

Performance share rights described in (ii) above were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes restricted stock units granted to independent directors and independent directors’ deferred compensation units, which are payable only in cash.

(2)
Represents our remaining shares available for award grants based upon the plan provisions, which reflects our practice to reserve shares for outstanding awards. Per our current practice, the number of securities available for grant has been reduced for stock option grants and performance share awards payable in stock. Performance share awards are reserved based on the maximum payout level.

(3)
Represents our remaining shares available for grant for our director share plan, whereby non-employee directors can elect to receive their annual retainer and meeting fees in whole shares of our stock in lieu of cash.

Information regarding share-based plans is set forth in Note 15 to the consolidated financial statements and is hereby incorporated by reference.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our Principal Accounting Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010, which information is incorporated herein by reference.

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
4.1a
Indenture for the 8.75% Senior Notes due 2012 dated April 22, 2005, among Brown Shoe Company, Inc., the subsidiary guarantors set forth therein, and SunTrust Bank, as trustee, including the form of Global Note attached thereto, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated April 26, 2005.

	4.1b	Supplemental Indenture for 8.75% Senior Notes, dated October 24, 2007, incorporated herein by reference to Exhibit 4.1b to the Company’s Form 10-K dated February 2, 2008 and filed March 28, 2008.
10.1
Second Amended and Restated Credit Agreement, dated as of January 21, 2009, among Brown Shoe Company, Inc., as lead borrower for itself and on behalf of certain of its subsidiaries, and Bank of America, N.A., as lead issuing bank, administrative agent and collateral agent, Wells Fargo Retail Finance, LLC, as syndication agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents, and the other financial institutions party thereto, as lenders, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 22, 2009 and filed January 22, 2009.

†	10.2*	Summary of non-employee director compensation.
10.3*
Summary of compensatory arrangements for the named executive officers of Brown Shoe Company, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 4, 2009 and filed March 10, 2009.

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

10.5a*
Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, as Amended and Restated as of May 22, 2008, incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement dated April 11, 2008 and filed April 11, 2008.

10.5b(1)*
Form of Incentive Stock Option Award Agreement (for grants commencing May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5b(1) to the Company’s Form 10-K dated January 31, 2009 and filed March 31, 2009.

10.5b(2)*
Form of Incentive Stock Option Award Agreement (for grants prior to May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and filed September 8, 2004.

10.5c(1)*
Form of Non-Qualified Stock Option Award Agreement (for grants commencing May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5c(1) to the Company’s Form 10-K dated January 31, 2009 and filed March 31, 2009.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

10.5c(2)*
Form of Non-Qualified Stock Option Award Agreement for awards issued prior to May 2008 under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and filed September 8, 2004.

10.5d(1)*
Form of Restricted Stock Agreement (for employee grants commencing 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5d(1) to the Company’s Form 10-K dated January 31, 2009 and filed March 31, 2009.

10.5d(2)*
Form of Restricted Stock Agreement (for employee grants in 2006 and 2007) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated March 8, 2006 and filed March 8, 2006.

10.5d(3)*
Form of Restricted Stock Agreement (for employee grants in 2002 through 2005) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended July 31, 2004 and filed September 8, 2004.

10.5e*
Form of Restricted Stock Award Agreement for non-employee director awards (for grants commencing May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5e to the Company’s Form 10-K dated January 31, 2009 and filed March 31, 2009.

10.5f(1)*
Form of Performance Award Agreement (for grants commencing March 2009) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 23, 2009 and filed March 27, 2009.

10.5f(2)*
Form of Performance Unit Award Agreement (for 2008-2010 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.1e to the Company’s Form 10-Q for the quarter ended August 2, 2008 and filed September 10, 2008.

10.5f(3)*
Amendment to Performance Unit Award Agreement (for 2008-2010 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated March 4, 2009 and filed March 10, 2009.

10.5g(1)*
Form of Performance Share Award Agreement (for 2007-2009 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5f to the Company’s Form 10-K dated January 28, 2006 and filed April 10, 2006.

10.5g(2)*
Amendment to Performance Share Award Agreement (for 2007-2009 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated March 4, 2009 and filed March 10, 2009.

10.6a*
Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors (for grants commencing in 2008), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 2, 2008 and filed September 10, 2008.

10.6b*
Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors (for grants prior to 2008), incorporated herein by reference to Exhibit 10(u) to the Company’s Form 10-K dated January 29, 2005 and filed April 1, 2005.

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

	10.9*	Brown Shoe Company, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 11, 2007.
10.10*
Brown Shoe Company, Inc. Non-Employee Director Share Plan (2009), incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended November 1, 2008 and filed December 9, 2008.

	10.11a*	Severance Agreement, effective April 1, 2006, between the Company and Ronald A. Fromm, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 6, 2006.
†	10.11b*	Amendment letter dated December 18, 2009, to the Severance Agreement (April 1, 2006), between the Company and Ronald A. Fromm.
	10.12*	Severance Agreement, effective April 1, 2006, between the Company and Joseph W. Wood, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated April 6, 2006.
10.13*
Severance Agreement, effective April 1, 2006, between the Company and Richard M. Ausick, incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K dated February 2, 2008 and filed March 28, 2008.

	10.14*	Severance Agreement, effective April 1, 2006, between the Company and Diane M. Sullivan, incorporated herein by reference to Exhibit 10.5 to the Company's Form 8-K dated April 6, 2006.
	10.15*	Severance Agreement, effective October 30, 2006, between the Company and Mark E. Hood, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated October 30, 2006.
†	10.16*	Severance Agreement, effective April 1, 2009, between the Company and Mark D. Lardie.
†	10.17*	Form of Amendment letter dated December 18, 2009, to the Severance Agreements between the Company and each of: Richard M. Ausick, Mark E. Hood, Mark D. Lardie, Diane M. Sullivan, and Joseph W. Wood.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

†	21	Subsidiaries of the registrant.
†	23	Consent of Registered Public Accounting Firm.
†	24	Power of attorney (contained on signature page).
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits:

See Item 15(a)(3) above. On request, copies of any exhibit will be furnished to shareholders upon payment of the Company’s reasonable expenses incurred in furnishing such exhibits.

(c)	Financial Statement Schedules:

See Item 8 above.

* Denotes management contract or compensatory plan arrangements.
† Denotes exhibit is filed with this Form 10-K.

BROWN SHOE COMPANY, INC.	2009 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BROWN SHOE COMPANY, INC.

By:	/s/ Mark E. Hood
Mark E. Hood
Senior Vice President and Chief Financial Officer
Date: March 31, 2010

Know all men by these presents, that each person whose signature appears below constitutes and appoints Ronald A. Fromm, Mark E. Hood and Michael I. Oberlander his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, on the dates and in the capacities indicated.

Signatures	Date	Title

/s/ Ronald A. Fromm	March 31, 2010	Chairman of the Board of Directors and Chief Executive Officer on behalf of the Company and as Principal Executive Officer
Ronald A. Fromm

/s/ Mark E. Hood	March 31, 2010	Senior Vice President and Chief Financial Officer on behalf of the Company and as Principal Financial Officer and Principal Accounting Officer
Mark E. Hood

/s/ Diane M. Sullivan	March 31, 2010	Director, President and Chief Operating Officer
Diane M. Sullivan

/s/ Mario L. Baeza	March 30, 2010	Director
Mario L. Baeza

/s/ Joseph L. Bower	March 22, 2010	Director
Joseph L. Bower

/s/ Julie C. Esrey	March 16, 2010	Director
Julie C. Esrey

/s/ Carla C. Hendra	March 16, 2010	Director
Carla C. Hendra

/s/ Ward M. Klein	March 16, 2010	Director
Ward M. Klein

/s/ Steven W. Korn	March 16, 2010	Director
Steven W. Korn

/s/ Patricia G. McGinnis	March 16, 2010	Director
Patricia G. McGinnis

/s/ W. Patrick McGinnis	March 22, 2010	Director
W. Patrick McGinnis

/s/ Michael F. Neidorff	March 16, 2010	Director
Michael F. Neidorff

/s/ Hal J. Upbin	March 15, 2010	Director
Hal J. Upbin

/s/ Harold B. Wright	March 15, 2010	Director
Harold B. Wright