Form 10-Q
period 2010-05-01
BROWN SHOE CO INC
filed 2010-06-08
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 1, 2010

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐     No ☑

As of May 29, 2010, 43,402,866 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	May 1, 2010	May 2, 2009	January 30, 2010
Assets
Current assets
Cash and cash equivalents	$59,465	$46,121	$125,833
Receivables	87,296	68,134	84,297
Inventories	431,488	408,459	456,682
Prepaid expenses and other current assets	47,444	46,853	41,437
Total current assets	625,693	569,567	708,249

Other assets	116,075	106,038	113,114
Intangible assets, net	75,535	82,306	77,226
Property and equipment	414,107	411,697	418,765
Allowance for depreciation	(277,044)	(255,833)	(277,204)
Net property and equipment	137,063	155,864	141,561
Total assets	$954,366	$913,775	$1,040,150

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$39,000	$94,500
Trade accounts payable	190,263	133,000	177,700
Other accrued expenses	128,020	126,521	141,863
Total current liabilities	318,283	298,521	414,063

Other liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	37,982	41,864	38,869
Other liabilities	27,854	30,251	25,991
Total other liabilities	215,836	222,115	214,860

Equity
Common stock	433	429	429
Additional paid-in capital	152,905	148,989	152,314
Accumulated other comprehensive income (loss)	1,107	(6,074)	177
Retained earnings	256,257	241,153	249,251
Total Brown Shoe Company, Inc. shareholders’ equity	410,702	384,497	402,171
Noncontrolling interests	9,545	8,642	9,056
Total equity	420,247	393,139	411,227
Total liabilities and equity	$954,366	$913,775	$1,040,150
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 1, 2010	May 2, 2009
Net sales	$597,718	$538,740
Cost of goods sold	350,158	330,576
Gross profit	247,560	208,164
Selling and administrative expenses	224,515	212,717
Restructuring and other special charges, net	1,717	2,614
Operating earnings (loss)	21,328	(7,167)
Interest expense	(4,512)	(5,249)
Interest income	18	143
Earnings (loss) before income taxes	16,834	(12,273)
Income tax (provision) benefit	(6,299)	5,202
Net earnings (loss)	$10,535	$(7,071)
Less: Net earnings attributable to noncontrolling interests	489	532
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$10,046	$(7,603)

Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.23	$(0.18)

Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.23	$(0.18)

Dividends per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 1, 2010	May 2, 2009

Operating Activities
Net earnings (loss)	$10,535	$(7,071)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,087	8,623
Amortization of capitalized software	2,497	1,845
Amortization of intangibles	1,691	1,694
Amortization of debt issuance costs	549	549
Share-based compensation expense	1,406	1,373
Tax deficiency related to share-based plans	237	57
Loss on disposal of facilities and equipment	490	117
Impairment charges for facilities and equipment	1,193	1,590
Deferred rent	(887)	150
Provision for doubtful accounts	26	308
Foreign currency transaction gains	(211)	(12)
Changes in operating assets and liabilities:
Receivables	(3,011)	15,809
Inventories	25,624	57,962
Prepaid expenses and other current and noncurrent assets	(5,323)	(2,077)
Trade accounts payable	12,410	(19,372)
Accrued expenses and other liabilities	(12,145)	(10,597)
Other, net	(1,034)	(1,497)
Net cash provided by operating activities	42,134	49,451

Investing Activities
Purchases of property and equipment	(5,136)	(8,559)
Capitalized software	(6,202)	(4,783)
Net cash used for investing activities	(11,338)	(13,342)

Financing Activities
Borrowings under revolving credit agreement	111,000	168,400
Repayments under revolving credit agreement	(205,500)	(241,900)
Proceeds from stock options exercised	214	–
Tax deficiency related to share-based plans	(237)	(57)
Dividends paid	(3,040)	(3,004)
Net cash used for financing activities	(97,563)	(76,561)
Effect of exchange rate changes on cash	399	(327)
Decrease in cash and cash equivalents	(66,368)	(40,779)
Cash and cash equivalents at beginning of period	125,833	86,900
Cash and cash equivalents at end of period	$59,465	$46,121
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Brown Shoe Company, Inc. (the “Company”). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as well as a variable interest entity (“VIE”) for which the Company is the primary beneficiary, after the elimination of intercompany accounts and transactions.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 30, 2010.

Note 2	Impact of New and Prospective Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that changes the consolidation guidance applicable to a VIE. The pronouncement also amends previous rules governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis should include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The standard is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company adopted the guidance at the beginning of 2010. See Note 13 to the condensed consolidated financial statements for additional information related to the VIE.

In January 2010, the FASB issued guidance that provides amendments to Accounting Standards Codification 820, Fair Value Measurements and Disclosures, that requires more extensive disclosures about (a) transfers in and out of Levels 1 and 2; (b) activity in Level 3 fair value measurements; (c) different classes of assets and liabilities measured at fair value; and (d) the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Accordingly, the Company adopted the guidance, except for certain disclosures applicable to Level 3 fair value measurements, at the beginning of 2010. See Note 12 to the condensed consolidated financial statements for additional information related to fair value measurements.

Note 3	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended May 1, 2010 and May 2, 2009:

	Thirteen Weeks Ended
(in thousands, except per share amounts)	May 1, 2010	May 2, 2009

NUMERATOR
Net earnings (loss) attributable to Brown Shoe Company, Inc. before allocation of earnings to participating securities	$10,046	$(7,603)
Less: Earnings allocated to participating securities	343	–
Net earnings (loss) attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$9,703	$(7,603)

DENOMINATOR
Denominator for basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	41,755	41,566
Dilutive effect of share-based awards	232	–
Denominator for diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	41,987	41,566

Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.23	$(0.18)

Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.23	$(0.18)

Options to purchase 867,968 shares of common stock for the thirteen-week period ended May 1, 2010 were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive. Due to the Company’s net loss attributable to Brown Shoe Company, Inc. for the thirteen-week period ended May 2, 2009, the denominator for diluted loss per common share attributable to Brown Shoe Company, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Brown Shoe Company, Inc. shareholders.

Note 4	Comprehensive Income (Loss) and Changes in Equity

Comprehensive income (loss) includes changes in equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings (loss) to comprehensive income (loss) for the periods ended May 1, 2010 and May 2, 2009:

	Thirteen Weeks Ended
($ thousands)	May 1, 2010	May 2, 2009
Net earnings (loss)	$10,535	$(7,071)

Other comprehensive income (loss) (“OCI”), net of tax:
Foreign currency translation adjustment	1,120	(106)
Unrealized losses on derivative instruments, net of tax of $141 and $31 in the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively	(295)	(165)
Net loss (gain) from derivatives reclassified into earnings, net of tax of $54 and $3 in the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively	105	(22)
	930	(293)
Comprehensive income (loss)	$11,465	$(7,364)
Less: Comprehensive income attributable to noncontrolling interests	489	532
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$10,976	$(7,896)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the Company at May 1, 2010, May 2, 2009 and January 30, 2010:

($ thousands)	May 1, 2010	May 2, 2009	January 30, 2010
Foreign currency translation gains	$5,274	$614	$4,154
Unrealized (losses) gains on derivative instruments	(907)	81	(717)
Pension and other postretirement benefits	(3,260)	(6,769)	(3,260)
Accumulated other comprehensive income (loss)	$1,107	$(6,074)	$177

See additional information related to derivative instruments in Note 11 and Note 12 and additional information related to pension and other postretirement benefits in Note 9.

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the thirteen weeks ended May 1, 2010 and May 2, 2009:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2010	$402,171	$9,056	$411,227
Comprehensive income	10,976	489	11,465
Dividends paid	(3,040)	–	(3,040)
Stock issued under employee benefit and restricted stock plans	(574)	–	(574)
Tax deficiency related to share-based plans	(237)	–	(237)
Share-based compensation expense	1,406	–	1,406
Equity at May 1, 2010	$410,702	$9,545	$420,247

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2009	$394,104	$8,110	$402,214
Comprehensive (loss) income	(7,896)	532	(7,364)
Dividends paid	(3,004)	–	(3,004)
Stock issued under employee benefit and restricted stock plans	(23)	–	(23)
Tax deficiency related to share-based plans	(57)	–	(57)
Share-based compensation expense	1,373	–	1,373
Equity at May 2, 2009	$384,497	$8,642	$393,139

Note 5	Restructuring and Other Special Charges, Net

Information Technology Initiatives
During 2008, the Company began implementation of an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. The ERP information technology system is replacing select existing internally developed and certain other third-party applications, and is expected to support the Company’s business model. The Company expects the implementation will enhance its profitability through improved management and execution of its business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during 2008 and is expected to be substantially complete in early 2011. The Company incurred expenses of $1.7 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) during the thirteen weeks ended May 1, 2010, as a component of restructuring and other special charges, net, related to these initiatives. Of the $1.7 million in expenses recorded during the thirteen weeks ended May 1, 2010, $1.5 million was recorded in the Other segment and $0.2 million was recorded in the Wholesale Operations segment. The Company incurred expenses of $2.6 million ($1.7 million on an after-tax basis, or $0.04 per diluted share) during the thirteen weeks ended May 2, 2009, as a component of restructuring and other special charges, net, related to these initiatives. Of the $2.6 million in expenses recorded during the thirteen weeks ended May 2, 2009, $2.5 million was recorded in the Other segment and $0.1 million was recorded in the Wholesale Operations segment. During the full year of 2008, the Company incurred expenses of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share), and these expenses were reflected within the Other segment. During the full year of 2009, the Company incurred expenses of $9.2 million ($5.8 million on an after-tax basis, or $0.14 per diluted share) of which $0.3 million was recorded in the Wholesale Operations segment, and the remaining expense was recorded in the Other segment.

Organizational Changes
During November 2009, the Company made a series of changes within its leadership team as two executives announced plans to retire in early to mid-2010. During 2009, the Company incurred charges of $4.6 million ($2.8 million on an after-tax basis, or $0.07 per diluted share), related to their retirement. All of the costs recorded during 2009 were reflected within the Other segment as a component of restructuring and other special charges, net. During the first quarter of 2010, no additional charges were incurred. The Company recorded settlements of $2.2 million in connection with the retirement of one of the executives, resulting in a remaining liability of $2.4 million as of May 1, 2010.

Expense and Capital Containment Initiatives
During 2008, the Company announced expense and capital containment initiatives in an effort to proactively position itself for continued challenges in the retail environment. These initiatives included a voluntary separation program, changes in compensation structure, further rationalization of operating expenses and the closing of certain functions at its Fredericktown, Missouri, distribution center. The Company incurred charges of $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share) during 2008, but incurred no charges during fiscal year 2009 or the first quarter of 2010. These costs included employee-related costs for severance, including healthcare benefits and enhanced pension benefits, as well as facility and other costs.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility	Other	Total
Original charges and reserve balance	$24.7	$6.0	$0.2	$30.9
Amounts settled in 2008	(5.3)	(2.7)	–	(8.0)
Reserve balance at January 31, 2009	$19.4	$3.3	$0.2	$22.9
Amounts settled in 2009	(15.3)	(2.1)	(0.2)	(17.6)
Reserve balance at January 30, 2010	$4.1	$1.2	$–	$5.3
Amounts settled in first quarter 2010	(2.3)	(0.2)	–	(2.5)
Reserve balance at May 1, 2010	$1.8	$1.0	$–	$2.8

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

Headquarters Consolidation
During 2008, the Company relocated its Famous Footwear division headquarters from Madison, Wisconsin, to St. Louis, Missouri, to foster collaboration, increase the Company’s speed to market and strengthen its connection with consumers. The Company incurred charges of $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share) during 2008. These costs included employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. All of the costs recorded during 2008 were reflected within the Other segment as a component of restructuring and other special charges, net. During 2008, a tax benefit of $11.6 million associated with the costs was recorded. The write-off of assets during 2008 of $3.4 million, included in facility costs, was a noncash item. During 2009, the Company recorded income of $1.9 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) as a result of an expanded sublease arrangement.  The Company incurred no related charges during the first quarter of 2010.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Facility	Other	Total
Original charges and reserve balance	$6.6	$8.3	$4.6	$9.2	$1.1	$29.8
Amounts settled in 2008	(4.7)	(6.2)	(4.3)	(3.6)	(1.0)	(19.8)
Reserve balance at January 31, 2009	$1.9	$2.1	$0.3	$5.6	$0.1	$10.0
Reserve reduction in 2009	–	–	–	(1.9)	–	(1.9)
Amounts settled in 2009	(1.9)	(1.7)	(0.2)	(1.9)	(0.1)	(5.8)
Reserve balance at January 30, 2010	$–	$0.4	$0.1	$1.8	$–	$2.3
Amounts settled in first quarter 2010	–	–	–	(0.3)	–	(0.3)
Reserve balance at May 1, 2010	$–	$0.4	$0.1	$1.5	$–	$2.0

Note 6	Business Segment Information

Applicable business segment information is as follows for the periods ended May 1, 2010 and May 2, 2009:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended May 1, 2010

External sales	$362,170	$174,729	$60,819	$–	$597,718
Intersegment sales	533	44,713	–	–	45,246
Operating earnings (loss)	28,183	8,679	(2,909)	(12,625)	21,328
Operating segment assets	458,136	269,384	63,648	163,198	954,366

Thirteen Weeks Ended May 2, 2009

External sales	$317,563	$168,825	$52,352	$–	$538,740
Intersegment sales	641	45,095	–	–	45,736
Operating earnings (loss)	3,042	5,912	(6,228)	(9,893)	(7,167)
Operating segment assets	439,168	254,486	86,354	133,767	913,775

The Other segment includes corporate assets and administrative expenses and other costs and recoveries which are not allocated to the operating units.

During the thirteen weeks ended May 1, 2010, operating earnings (loss) of the Other and Wholesale Operations segments included costs related to the Company’s information technology initiatives of $1.5 million and $0.2 million, respectively.

During the thirteen weeks ended May 2, 2009, operating earnings (loss) of the Other and Wholesale Operations segments included costs related to the Company’s information technology initiatives of $2.5 million and $0.1 million, respectively.

Following is a reconciliation of operating earnings (loss) to earnings (loss) before income taxes:

	Thirteen Weeks Ended
($ thousands)	May 1, 2010	May 2, 2009
Operating earnings (loss)	$21,328	$(7,167)
Interest expense	(4,512)	(5,249)
Interest income	18	143
Earnings (loss) before income taxes	$16,834	$(12,273)

Note 7	Intangible Assets

Intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	May 1, 2010	May 2, 2009	January 30, 2010

Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	72,535	79,306	74,226
Specialty Retail	200	200	200
	$75,535	$82,306	$77,226

As of May 1, 2010, the Company had intangible assets of $75.5 million, primarily related to trademarks. The decline in the intangible assets of the Company’s Wholesale Operations segment from May 2, 2009 to January 30, 2010 and May 1, 2010 reflected amortization of its licensed and owned trademarks.

Note 8	Share-Based Compensation

During the first quarter of 2010, the Company granted 119,000 stock options to certain employees with a weighted-average exercise price and grant date fair value of $13.85 and $7.53, respectively.  These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years. Compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company granted 168,375 performance share awards during the first quarter of 2010 with a weighted-average grant date fair value of $13.99. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The performance share awards may pay out at a maximum of 150% of the target number of shares.  Compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company also granted 534,250 restricted shares to certain employees with a weighted-average grant date fair value of $13.97 during the first quarter of 2010.  The restricted shares granted to employees vest in four years and compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation expense of $1.4 million in both the first quarter of 2010 and the first quarter of 2009.

The Company issued 536,860 shares of common stock during the first quarter of 2010 for restricted stock grants and directors’ fees. During the first quarter of 2010, the Company cancelled 45,313 shares of common stock as a result of forfeitures of restricted stock awards.

Note 9	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit (income) cost for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Service cost	$1,826	$1,710	$–	$–
Interest cost	2,987	2,996	53	59
Expected return on assets	(5,064)	(4,879)	–	–
Settlement cost	–	75	–	–
Amortization of:
Actuarial loss (gain)	26	27	(15)	(21)
Prior service income	–	(6)	–	–
Net transition asset	(11)	(31)	–	–
Total net periodic benefit (income) cost	$(236)	$(108)	$38	$38

Note 10	Long-Term and Short-Term Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of May 1, 2010.

At May 1, 2010, the Company had no borrowings outstanding and $10.1 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $369.9 million as of May 1, 2010.

Senior Notes
In April 2005, the Company issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but became callable on May 1, 2009.  The Company may redeem all or a part of the Senior Notes at specified redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

Year	Percentage
2010	102.188%
2011 and thereafter	100.000%

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 1, 2010, the Company was in compliance with all covenants relating to the Senior Notes.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through April 2011. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of  hedge ineffectiveness for the quarter ended May 1, 2010 was not material.

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

As of May 1, 2010, the Company had forward contracts maturing at various dates through April 2011. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	Contract Amount May 1, 2010
Deliverable Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$16,623
Euro	9,581
Other	134
Non-deliverable Financial Instruments
Chinese yuan	12,263
Japanese yen	1,490
New Taiwanese dollars	1,174
Other currencies	674
$41,939

As of May 2, 2009, the Company had forward contracts maturing at various dates through January 2010. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	Contract Amount May 2, 2009
Deliverable Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$9,480
Euro	2,671
Non-deliverable Financial Instruments
Chinese yuan	7,660
Japanese yen	1,160
New Taiwanese dollars	1,025
Other currencies	380
$22,376

As of May 1, 2010, the fair values of derivative instruments included within the condensed consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$118	Other accrued expenses	$874

As of May 2, 2009, the fair values of derivative instruments included within the condensed consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$292	Other accrued expenses	$504

For the thirteen weeks ended May 1, 2010, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

			Amount of Loss
($ in thousands)	Amount of Loss		Reclassified from
	Recognized in OCI on	Location of Loss	Accumulated OCI into
	Derivatives	Reclassified from	Earnings
Derivatives in Cash Flow	Thirteen Weeks Ended	Accumulated OCI into	Thirteen Weeks Ended
Hedging Relationships:	May 1, 2010	Earnings	May 1, 2010
Foreign exchange forward contracts	$(14)	Net sales	$78
Foreign exchange forward contracts	(279)	Cost of goods sold	28
Foreign exchange forward contracts	(136)	Selling and administrative expenses	53
Foreign exchange forward contracts	(7)	Interest expense	–

For the thirteen weeks ended May 2, 2009, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

			Amount of Gain
($ in thousands)	Amount of Gain/(Loss)		Reclassified from
	Recognized in OCI on	Location of Gain/(Loss)	Accumulated OCI into
	Derivatives	Reclassified from	Earnings
Derivatives in Cash Flow	Thirteen Weeks Ended	Accumulated OCI into	Thirteen Weeks Ended
Hedging Relationships:	May 2, 2009	Earnings	May 2, 2009
Foreign exchange forward contracts	$105	Net sales	$(3)
Foreign exchange forward contracts	(345)	Cost of goods sold	–
Foreign exchange forward contracts	59	Selling and administrative expenses	(22)
Foreign exchange forward contracts	(15)	Interest expense	–

All of the gains and losses currently included within accumulated other comprehensive income (loss) associated with the Company’s foreign exchange forward contracts are expected to be reclassified into its net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 12 to the condensed consolidated financial statements.

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

Deferred Compensation Plan Assets
The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds selected by the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan are presented in other accrued expenses and the assets held by the trust are classified as trading securities within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in deferred compensation are charged to selling and administrative expenses. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments are disclosed within Note 11 to the condensed consolidated financial statements.

The table below presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 1, 2010. The Company did not have any transfers between Level 1 and Level 2 during the first quarter of 2010.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3

Asset (Liability)
Cash equivalents – money market funds	$41,978	$41,978	$–	$–
Non-qualified deferred compensation plan assets	1,243	1,243	–	–
Non-qualified deferred compensation plan liabilities	(1,243)	(1,243)	–	–
Derivative financial instruments, net	(756)	–	(756)	–

Store Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs. Long-lived store assets held and used with a carrying amount of $55.1 million were written down to their fair value, resulting in an impairment charge of $1.2 million, which was recorded within selling and administrative expenses for the thirteen weeks ended May 1, 2010. Of the $1.2 million impairment charge, $0.8 million related to the Famous Footwear segment and $0.4 million related to the Specialty Retail segment.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	May 1, 2010		May 2, 2009		January 30, 2010
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$–	$–	$ 39,000	$39,000	$94,500	$94,500
Senior Notes	150,000	153,225	150,000	125,438	150,000	152,250

The fair value of borrowings under the revolving credit agreement approximated their carrying value due to the short-term nature and the fair value of the Company’s Senior Notes was based upon quoted prices as of the end of the respective periods.

Note 13	Variable Interest Entity

In 2007, the Company invested cash of $7.1 million in Edelman Shoe, Inc. (“Edelman Shoe”), acquiring 42.5% of the outstanding stock. On November 3, 2008, the Company invested an additional $4.1 million of cash in Edelman Shoe, acquiring 7.5% of the outstanding stock, bringing the Company’s total equity interest to 50%. The Company has an option to buy the remaining interest in the future. See Note 17 to the condensed consolidated financial statements for additional information related to the Company’s subsequent investment in Edelman Shoe.

The Sam Edelman brand was launched in 2004 and is primarily sold through department stores and independent retailers across the country. The Company believes the investment in Edelman Shoe complements its portfolio of wholesale footwear brands by adding owned brands that sell primarily in the bridge/designer footwear price zones.

Beginning November 3, 2008, the Company’s consolidated financial statements include the accounts of Edelman Shoe as a result of the Company’s determination that Edelman Shoe is a VIE, for which the Company is the primary beneficiary. At the beginning of fiscal 2010, the Company adopted amended consolidation guidance applicable to VIEs and evaluated the impact on the existing variable interests in Edelman Shoe. As a part of the Company’s qualitative analysis, it determined that Edelman Shoe continues to be a VIE, for which the Company is the primary beneficiary. Therefore, the Company’s condensed consolidated financial statements continue to include the accounts of Edelman Shoe.

During the fall of 2009, the Company began leveraging its sourcing and administrative infrastructure to manage certain of the business operations of Edelman Shoe. Accordingly, virtually all Sam Edelman branded footwear is now sold to customers and sourced through the Company’s other consolidated subsidiaries. Due to the Company’s variable interests in Edelman Shoe, including those resulting from the operational changes noted above, the Company determined that it is the primary beneficiary as it directs the activities of the entity that most significantly impact the entity’s economic performance and it has the obligation to absorb losses or the right to receive benefits of the entity that are significant to the entity. The Company’s variable interests in Edelman Shoe include the equity investments described above and amounts payable to and receivable from Edelman Shoe. At May 1, 2010, Edelman Shoe had assets of approximately $7.6 million and liabilities of approximately $1.6 million. Excluding products sold through the Company’s other consolidated subsidiaries, Edelman Shoe had an immaterial amount of sales during the first quarter of 2010.

Note 14	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During each of the thirteen weeks ended May 1, 2010 and May 2, 2009, the Company, through its consolidated subsidiary, B&H Footwear, sold $0.5 million of Naturalizer footwear on a wholesale basis to Hongguo.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring will be used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.5 million as of May 1, 2010. The Company expects to spend approximately $0.2 million in each of the next five years and $15.5 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediations through May 1, 2010 are $22.5 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at May 1, 2010, is $7.9 million, of which $1.2 million is accrued within other accrued expenses and $6.7 million is accrued within other liabilities. Of the total $7.9 million reserve, $5.0 million is for on-site remediation and $2.9 million is for off-site remediation. During the thirteen weeks ended May 1, 2010 and May 2, 2009, the Company recorded no expense related to either the on-site or off-site remediation, other than the accretion of interest expense.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.8 million at May 1, 2010, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.6 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.6 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company had an accrued liability of $9.7 million as of May 1, 2010, to complete the cleanup, maintenance and monitoring at all sites. Of the $9.7 million liability, $1.4 million is included in other accrued expenses and $8.3 million is included in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.7 million as of May 1, 2010. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At May 1, 2010, the Company was contingently liable for remaining lease commitments of approximately $1.5 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

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

The condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that the information, presented in lieu of complete financial statements for each of the Guarantors, provides meaningful information to allow investors to determine the nature of the assets held by, and operations and cash flows of, each of the consolidated groups.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MAY 1, 2010

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$32,000	$1,986	$25,479	$–	$59,465
Receivables	66,808	2,878	17,610	–	87,296
Inventories	54,310	375,122	2,056	–	431,488
Prepaid expenses and other current assets	32,142	15,461	(159)	–	47,444
Total current assets	185,260	395,447	44,986	–	625,693
Other assets	92,544	28,373	(4,842)	–	116,075
Intangible assets, net	57,415	3,000	15,120	–	75,535
Property and equipment, net	24,535	108,983	3,545	–	137,063
Investment in subsidiaries	694,356	76,368	–	(770,724)	–
Total assets	$1,054,110	$612,171	$58,809	$(770,724)	$954,366

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$–	$–	$–	$–
Trade accounts payable	38,790	130,285	21,188	–	190,263
Other accrued expenses	63,506	58,903	5,611	–	128,020
Total current liabilities	102,296	189,188	26,799	–	318,283
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	26,956	38,540	340	–	65,836
Intercompany payable (receivable)	364,156	(309,913)	(54,243)	–	–
Total other liabilities	541,112	(271,373)	(53,903)	–	215,836
Equity
Brown Shoe Company, Inc. shareholders’ equity	410,702	694,356	76,368	(770,724)	410,702
Noncontrolling interests	–	–	9,545	–	9,545
Total equity	410,702	694,356	85,913	(770,724)	420,247
Total liabilities and equity	$1,054,110	$612,171	$58,809	$(770,724)	$954,366

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MAY 1, 2010

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$163,355	$426,873	$45,044	$(37,554)	$597,718
Cost of goods sold	117,685	232,132	37,895	(37,554)	350,158
Gross profit	45,670	194,741	7,149	–	247,560
Selling and administrative expenses	50,790	170,840	2,885	–	224,515
Restructuring and other special charges, net	1,557	–	160	–	1,717
Equity in (earnings) loss of subsidiaries	(14,524)	(2,455)	–	16,979	–
Operating earnings (loss)	7,847	26,356	4,104	(16,979)	21,328
Interest expense	(4,509)	–	(3)	–	(4,512)
Interest income	–	1	17	–	18
Intercompany interest income (expense)	3,617	(3,997)	380	–	–
Earnings (loss) before income taxes	6,955	22,360	4,498	(16,979)	16,834
Income tax benefit (provision)	3,091	(7,836)	(1,554)	–	(6,299)
Net earnings (loss)	$10,046	$14,524	$2,944	$(16,979)	$10,535
Less: Net earnings attributable to noncontrolling interests	–	–	489	–	489
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$10,046	$14,524	$2,455	$(16,979)	$10,046

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MAY 1, 2010

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(17,758)	$52,573	$7,319	$–	$42,134

Investing activities
Purchases of property and equipment	(281)	(4,837)	(18)	–	(5,136)
Capitalized software	(6,114)	(88)	–	–	(6,202)
Net cash used for investing activities	(6,395)	(4,925)	(18)	–	(11,338)

Financing activities
Borrowings under revolving credit agreement	111,000	–	–	–	111,000
Repayments under revolving credit agreement	(205,500)	–	–	–	(205,500)
Proceeds from stock options exercised	214	–	–	–	214
Tax deficiency related to share-based plans	(237)	–	–	–	(237)
Dividends paid	(3,040)	–	–	–	(3,040)
Intercompany financing	153,716	(48,870)	(104,846)	–	–
Net cash provided by (used for) financing activities	56,153	(48,870)	(104,846)	–	(97,563)
Effect of exchange rate changes on cash	–	399	–	–	399
				–
Increase (decrease) in cash and cash equivalents	32,000	(823)	(97,545)	–	(66,368)
Cash and cash equivalents at beginning of period	–	2,809	123,024	–	125,833
Cash and cash equivalents at end of period	$32,000	$1,986	$25,479	$–	$59,465

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 30, 2010

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$2,809	$123,024	$–	$125,833
Receivables	51,417	3,002	29,878	–	84,297
Inventories	77,730	376,110	2,842	–	456,682
Prepaid expenses and other current assets	26,751	12,327	2,359	–	41,437
Total current assets	155,898	394,248	158,103	–	708,249
Other assets	92,413	(1,189)	21,890	–	113,114
Intangible assets, net	58,826	3,000	15,400	–	77,226
Property and equipment, net	25,140	112,580	3,841	–	141,561
Investment in subsidiaries	641,409	199,234	–	(840,643)	–
Total assets	$973,686	$707,873	$199,234	$(840,643)	$1,040,150

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$94,500	$–	$–	$–	$94,500
Trade accounts payable	53,410	93,937	30,353	–	177,700
Other accrued expenses	78,504	55,685	7,674	–	141,863
Total current liabilities	226,414	149,622	38,027	–	414,063
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	19,455	39,386	6,019	–	64,860
Intercompany payable (receivable)	210,439	(261,042)	50,603	–	–
Total other liabilities	379,894	(221,656)	56,622	–	214,860
Equity
Brown Shoe Company, Inc. shareholders’ equity	367,378	779,907	95,529	(840,643)	402,171
Noncontrolling interests	–	–	9,056	–	9,056
Total equity	367,378	779,907	104,585	(840,643)	411,227
Total liabilities and equity	$973,686	$707,873	$199,234	$(840,643)	$1,040,150

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MAY 2, 2009

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$4,213	$41,908	$–	$46,121
Receivables	41,515	2,213	24,406	–	68,134
Inventories	50,889	350,231	7,339	–	408,459
Prepaid expenses and other current assets	22,733	22,573	1,547	–	46,853
Total current assets	115,137	379,230	75,200	–	569,567
Other assets	75,699	15,664	14,675	–	106,038
Intangible assets, net	63,066	3,000	16,240	–	82,306
Property and equipment, net	26,672	125,504	3,688	–	155,864
Investment in subsidiaries	646,580	70,888	–	(717,468)	–
Total assets	$927,154	$594,286	$109,803	$(717,468)	$913,775

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$39,000	$–	$–	$–	$39,000
Trade accounts payable	23,488	91,745	17,767	–	133,000
Other accrued expenses	58,923	61,962	5,636	–	126,521
Total current liabilities	121,411	153,707	23,403	–	298,521
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,712	42,007	6,396	–	72,115
Intercompany payable (receivable)	247,534	(248,008)	474	–	–
Total other liabilities	421,246	(206,001)	6,870	–	222,115
Equity
Brown Shoe Company, Inc. shareholders’ equity	384,497	646,580	70,888	(717,468)	384,497
Noncontrolling interests	–	–	8,642	–	8,642
Total equity	384,497	646,580	79,530	(717,468)	393,139
Total liabilities and equity	$927,154	$594,286	$109,803	$(717,468)	$913,775

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MAY 2, 2009

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$147,136	$373,401	$61,022	$(42,819)	$538,740
Cost of goods sold	113,573	211,265	48,557	(42,819)	330,576
Gross profit	33,563	162,136	12,465	–	208,164
Selling and administrative expenses	37,201	166,152	9,364	–	212,717
Restructuring and other special charges, net	2,614	–	–	–	2,614
Equity in loss (earnings) of subsidiaries	909	(2,799)	–	1,890	–
Operating (loss) earnings	(7,161)	(1,217)	3,101	(1,890)	(7,167)
Interest expense	(5,245)	(1)	(3)	–	(5,249)
Interest income	2	26	115	–	143
Intercompany interest income (expense)	1,508	(1,743)	235	–	–
(Loss) earnings before income taxes	(10,896)	(2,935)	3,448	(1,890)	(12,273)
Income tax benefit (provision)	3,293	2,026	(117)	–	5,202
Net (loss) earnings	$(7,603)	$(909)	$3,331	$(1,890)	$(7,071)
Less: Net earnings attributable to noncontrolling interests	–	–	532	–	532
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(7,603)	$(909)	$2,799	$(1,890)	$(7,603)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MAY 2, 2009

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$33,594	$10,998	$4,859	$–	$49,451

Investing activities
Purchases of property and equipment	(342)	(8,217)	–	–	(8,559)
Capitalized software	(4,392)	(366)	(25)	–	(4,783)
Net cash used for investing activities	(4,734)	(8,583)	(25)	–	(13,342)

Financing activities
Borrowings under revolving credit agreement	168,400	–	–	–	168,400
Repayments under revolving credit agreement	(241,900)	–	–	–	(241,900)
Tax deficiency related to share-based plans	(57)	–	–	–	(57)
Dividends paid	(3,004)	–	–	–	(3,004)
Intercompany financing	47,701	(20,709)	(26,992)	–	–
Net cash used for financing activities	(28,860)	(20,709)	(26,992)	–	(76,561)
Effect of exchange rate changes on cash	–	(327)	–	–	(327)

Decrease in cash and cash equivalents	–	(18,621)	(22,158)	–	(40,779)
Cash and cash equivalents at beginning of period	–	22,834	64,066	–	86,900
Cash and cash equivalents at end of period	$–	$4,213	$41,908	$–	$46,121

Note 17	Subsequent Event

On June 4, 2010, the Company acquired the remaining 50% of the outstanding stock of Edelman Shoe for $39.6 million, consisting of a combination of cash and shares of the Company’s common stock.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are pleased to deliver a solid financial performance in the first quarter of 2010, which exceeded our expectations. We are further encouraged with the opportunities that are ahead of us for the remainder of 2010. We believe consumer spending is a leading indicator of the current economic recovery and we have seen increased consumer interest in footwear. We believe our brands are positioned to capture increased market share during the recovery. We developed and executed initiatives to offer trend-right product, continue to enhance the store experience and further strengthen consumer engagement. We also continue to make significant progress on our information technology initiatives and went live with two applications at the beginning of the year.

The following is a summary of the financial highlights for the first quarter of 2010:

•
Consolidated net sales increased $59.0 million, or 10.9%, to $597.7 million for the first quarter of 2010, compared to $538.7 million for the first quarter of last year. Net sales of our Famous Footwear, Specialty Retail and Wholesale Operations segments increased by $44.6 million, $8.4 million and $5.9 million, respectively.

•	Consolidated operating earnings were $21.3 million in the first quarter of 2010, compared to a consolidated operating loss of $7.2 million for the first quarter of last year.

•
Consolidated net earnings attributable to Brown Shoe Company, Inc. were $10.0 million, or $0.23 per diluted share, in the first quarter of 2010, compared to our consolidated net loss attributable to Brown Shoe Company, Inc. of $7.6 million, or $0.18 per diluted share, in the first quarter of last year.

The following items impacted our first quarter operating results in 2010 and 2009 and should be considered in evaluating the comparability of our results:

•
Information technology initiatives – We incurred expenses of $1.7 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) during the first quarter of 2010, related to our integrated enterprise resource planning (“ERP”) information technology system that is replacing select existing internally developed and certain other third-party applications, with $2.6 million ($1.7 million on an after-tax basis, or $0.04 per diluted share) in corresponding expenses during the first quarter of last year. See the Recent Developments section that follows and Note 5 to the condensed consolidated financial statements for additional information related to these expenses.

•
Incentive plans – Due to our stronger financial performance in the first quarter of 2010 relative to the first quarter of 2009, expenses related to our cash-based incentive plans were $4.9 million ($3.0 million after tax, or $0.07 per diluted share) higher in the first quarter of 2010. These higher incentive costs impacted all operating segments.

Following is a summary of our operating results in the first quarter of 2010 by segment and the status of our balance sheet. See Note 6 to the condensed consolidated financial statements for additional information regarding our business segments.

•
Our Famous Footwear segment’s net sales increased 14.0% to $362.2 million for the first quarter of 2010, compared to $317.6 million for the first quarter of last year. Same-store sales increased 15.5% during the first quarter of 2010, reflecting a higher conversion rate in our stores, higher average retail prices and higher traffic levels. The improvement in operating results was broad-based with all categories and genders contributing to Famous Footwear’s strong first quarter operating results. A lower store count partially offset the same-store sales increase. Operating earnings increased $25.2 million to $28.2 million for the first quarter of 2010, as compared to $3.0 million for the first quarter of last year, driven primarily by higher net sales and gross profit rate, partially offset by higher selling and merchandising expenses, as a result of the higher net sales volume, and higher incentive plan costs due to changes in expected payouts. As a percent of net sales, operating earnings increased to 7.8% in the first quarter of 2010, compared to 1.0% in the first quarter of last year.

•
Our Wholesale Operations segment’s net sales increased 3.5% to $174.7 million for the first quarter of 2010, compared to $168.8 million for the first quarter of last year. Sales growth in our Naturalizer, Sam Edelman, Via Spiga, Vera Wang Lavender and Carlos by Carlos Santana divisions was partially offset by sales declines in our Dr. Scholl’s, Etienne Aigner, Fergie/Fergalicious and Nickels Soft divisions. Lower provisions for customer allowances, lower markdowns and an increased mix of higher-margin branded sales led to a higher gross profit rate. Operating earnings increased $2.8 million, or 46.9%, to $8.7 million for the first quarter of 2010, compared to $5.9 million for the first quarter of last year, as a result of the increase in net sales and gross profit rate, partially offset by an increase in selling and administrative expenses, primarily as a result of higher incentive plan costs due to changes in expected payouts. As a percent of net sales, operating earnings increased to 5.0% for the first quarter of 2010, compared to 3.5% for the first quarter of last year.

•
Our Specialty Retail segment’s net sales increased 16.2% to $60.8 million for the first quarter of 2010, compared to $52.4 million for the first quarter of last year. A same-store sales increase of 16.2% in our retail stores, an increase in the Canadian dollar exchange rate and higher net sales at Shoes.com led to an overall increase in our level of net sales. We incurred an operating loss of $2.9 million for the first quarter of 2010, compared to an operating loss of $6.2 million for the first quarter of last year. The improvement in our operating results was primarily due to an increase in net sales and a higher gross profit rate, partially offset by an increase in our selling and merchandising  expenses, as a result of an increase in the Canadian dollar exchange rate.

Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, decreased to 26.3% at May 1, 2010, compared to 32.5% at May 2, 2009, primarily due to the $39.0 million decline in borrowings under our revolving credit agreement, partially offset by an increase in total Brown Shoe Company, Inc. shareholders’ equity as a result of our net earnings attributable to Brown Shoe Company, Inc. in the first quarter of 2010 and the second half of 2009. Our debt-to-capital ratio decreased from 37.3% at January 30, 2010 primarily due to the $94.5 million decline in borrowings under our revolving credit agreement. Our current ratio, the relationship of current assets to current liabilities, was 1.97 to 1 at May 1, 2010, compared to 1.91 to 1 at May 2, 2009 and 1.71 to 1 at January 30, 2010. Inventories at May 1, 2010 were $431.5 million, up from $408.5 million at the end of the first quarter last year, primarily due to an increase in inventories for our Famous Footwear segment, in support of higher sales, and our investments in the women’s wellness initiatives and accessories.

Recent Developments

Subsequent Event – Additional Investment in Edelman Shoe
On June 4, 2010, we acquired the remaining 50% of the outstanding stock of Edelman Shoe for $39.6 million, consisting of a combination of cash and shares of the Company’s common stock.  See Note 13 to the condensed consolidated financial statements for additional information regarding our variable interests in Edelman Shoe during the first quarter of 2010.

Information Technology Initiatives
During 2008, we began implementation of an integrated ERP information technology system provided by third-party vendors. The ERP information technology system is replacing select existing internally developed and certain other third-party applications, and is expected to support our business model. We expect the implementation will enhance our profitability through improved management and execution of our business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during 2008 and is expected to be substantially complete in early 2011. We incurred expenses of $1.7 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) during the thirteen weeks ended May 1, 2010, as a component of restructuring and other special charges, net related to these initiatives.  We incurred expenses of $2.6 million ($1.7 million on an after-tax basis, or $0.04 per diluted share) during the thirteen weeks ended May 2, 2009, as a component of restructuring and other special charges, net related to these initiatives.

Organizational Changes
During November 2009, we made a series of changes within our leadership team as two executives announced plans to retire in early to mid-2010. During 2009, we incurred charges of $4.6 million ($2.8 million on an after-tax basis, or $0.07 per diluted share), related to their retirement. All of the costs recorded during 2009 were reflected within our Other segment as a component of restructuring and other special charges, net. During the first quarter of 2010, no additional charges were incurred. We recorded settlements of $2.2 million in connection with the retirement of one of the executives, resulting in a remaining liability of $2.4 million as of May 1, 2010.

Outlook for the Remainder of 2010
Looking ahead, we believe we have made the right investments and have an opportunity to further capitalize on the consumers’ desire for trend-right products. While there remains uncertainty as to the pace of the broader economic recovery, we believe that we will see solid sales growth for the Company in 2010. We expect that the same-store sales of our retail businesses will grow into the mid- to high-single digit percentage range in 2010. For our wholesale business, we expect a net sales increase in 2010 in the range of low- to mid-teens percentage growth as compared to 2009. We plan to continue to increase our investment in marketing and sharpen our focus on the consumer throughout the remainder of 2010, while remaining focused on generating additional efficiencies from our operating platform.

Following are the consolidated results and the results by segment for the thirteen weeks ended May 1, 2010 and May 2, 2009:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 1, 2010		May 2, 2009
($ millions)		% of Net Sales		% of Net Sales
Net sales	$597.7	100.0%	$538.7	100.0%
Cost of goods sold	350.1	58.6%	330.5	61.4%
Gross profit	247.6	41.4%	208.2	38.6%
Selling and administrative expenses	224.6	37.5%	212.8	39.4%
Restructuring and other special charges, net	1.7	0.3%	2.6	0.5%
Operating earnings (loss)	21.3	3.6%	(7.2)	(1.3)%
Interest expense	(4.5)	(0.8)%	(5.2)	(1.0)%
Interest income	–	–	0.1	0.0%
Earnings (loss) before income taxes	16.8	2.8%	(12.3)	(2.3)%
Income tax (provision) benefit	(6.3)	(1.0)%	5.2	1.0%
Net earnings (loss)	$10.5	1.8%	$(7.1)	(1.3)%
Less: Net earnings attributable to noncontrolling interests	0.5	0.1%	0.5	0.1%
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$10.0	1.7%	$(7.6)	(1.4)%

Net Sales
Net sales increased $59.0 million, or 10.9%, to $597.7 million for the first quarter of 2010, compared to $538.7 million for the first quarter of last year. All segments experienced net sales increases during the first quarter of 2010 as compared to the first quarter of 2009.  Our Famous Footwear segment reported a $44.6 million increase in net sales, reflecting a 15.5% same-store sales increase, resulting from a higher conversion rate in our stores, higher average retail prices and higher traffic levels. The net sales of our Specialty Retail segment increased by $8.4 million, reflecting a 16.2% same-store sales increase in our retail stores, an increase in the Canadian dollar exchange rate and higher net sales at Shoes.com. Our Wholesale Operations segment reported a $5.9 million increase in net sales, primarily as a result of strong demand and sales growth in many of our brands, including primarily our Naturalizer, Sam Edelman, Via Spiga, Vera Wang Lavender and Carlos by Carlos Santana divisions.

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

Gross Profit
Gross profit increased $39.4 million, or 18.9%, to $247.6 million for the first quarter of 2010, compared to $208.2 million in the first quarter of last year, resulting from higher net sales and a higher gross profit rate. As a percent of net sales, our gross profit increased to 41.4% for the first quarter of 2010 from 38.6% for the first quarter of last year. The most significant improvement in the gross profit rate was recognized by our Wholesale Operations segment as a result of lower provisions for customer allowances and markdowns, resulting from improved sell-through rates at retail, and an increased mix of higher-margin branded sales.  An increase in mix of our retail business, which generates a higher gross profit rate than our wholesale business, also contributed to the increase in gross profit rate. Our Famous Footwear segment contributed to the increase in gross profit rate as the segment experienced strong sales of higher-margin categories, improved sell-through associated with its sharper focus on trend-right merchandise across all categories and decreased promotional activity during the quarter. In addition, our Specialty Retail segment also contributed to the increase in gross profit rate as the segment experienced a strong performance with improved retail sell-through resulting in lower markdowns for our retail stores.

We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $11.8 million, or 5.5%, to $224.6 million for the first quarter of 2010, compared to $212.8 million in the first quarter of last year. The increase was primarily related to an increase of $4.9 million due to changes in expected payments under our incentive plans, as well as other increases associated with merit increases, variable retail store payroll expenses, director compensation and expenses associated with our information technology platform.  As a percent of net sales, selling and administrative expenses decreased to 37.5% for the first quarter of 2010 from 39.4% for the first quarter of last year, reflecting the factors discussed above and the leveraging of our expense base over the higher net sales volume.

Restructuring and Other Special Charges, Net
We recorded restructuring and other special charges, net of $1.7 million for the first quarter of 2010, related to our integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications, with $2.6 million of corresponding charges during the first quarter of last year. As a percent of net sales, restructuring and other special charges, net decreased to 0.3% in the first quarter of 2010, from 0.5% in the first quarter of last year.

Operating Earnings (Loss)
We reported operating earnings of $21.3 million in the first quarter of 2010, compared to an operating loss of $7.2 million during the first quarter of last year primarily driven by the increase in net sales and gross profit rate, partially offset by the increase in selling and administrative expenses, as described above.

Interest Expense
Interest expense decreased $0.7 million, or 14.0%, to $4.5 million for the first quarter of 2010, compared to $5.2 million for the first quarter of last year, primarily reflecting lower average borrowings under our revolving credit agreement.

Income Tax (Provision) Benefit
Our consolidated effective tax rate was a provision of 37.4% for the first quarter of 2010, compared to a benefit of 42.4% for the first quarter of last year, reflecting a change in the mix of domestic and foreign earnings. Our domestic operations are generally subject to a normal combined tax rate of 35% to 39%, whereas our operations in foreign jurisdictions generally have lower tax rates.

Net Earnings (Loss) Attributable to Brown Shoe Company, Inc.
We reported net earnings attributable to Brown Shoe Company, Inc. of $10.0 million during the first quarter of 2010, compared to a net loss attributable to Brown Shoe Company, Inc. of $7.6 million during the first quarter of last year as a result of the reasons noted above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 1, 2010		May 2, 2009
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$362.2	100.0%	$317.6	100.0%
Cost of goods sold	198.0	54.7%	181.1	57.0%
Gross profit	164.2	45.3%	136.5	43.0%
Selling and administrative expenses	136.0	37.5%	133.5	42.0%
Operating earnings	$28.2	7.8%	$3.0	1.0%

Key Metrics
Same-store sales % change	15.5%		(4.9)%
Same-store sales $ change	$46.6		$(15.4))
Sales change from new and closed stores, net	$(2.0)		$14.2

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$45		$39
Sales per square foot, excluding e-commerce (trailing twelve-months)	$174		$165
Square footage (thousand sq. ft.)	7,897		8,096

Stores opened	11		39
Stores closed	6		11
Ending stores	1,134		1,166

Net Sales
Net sales increased $44.6 million, or 14.0%, to $362.2 million for the first quarter of 2010, compared to $317.6 million for the first quarter of last year. Same-store sales increased 15.5% during the first quarter of 2010, reflecting a higher conversion rate in our stores, higher average retail prices and higher traffic levels. A lower store count partially offset the same-store sales increases. During the first quarter of 2010, we opened 11 new stores and closed six stores, resulting in 1,134 stores and total square footage of 7.9 million at the end of the first quarter of 2010, compared to 1,166 stores and total square footage of 8.1 million at the end of the first quarter of last year. As a result of the same-store sales increase, sales per square foot increased 16.2% to $45, compared to $39 in the first quarter of last year. Approximately 61% of our net sales were made to members of our customer loyalty program, Rewards, in the first quarter of 2010, compared to 63% in the first quarter of last year.

Gross Profit
Gross profit increased $27.7 million, or 20.3%, to $164.2 million for the first quarter of 2010, compared to $136.5 million for the first quarter of last year due to the higher net sales and a higher gross profit rate. As a percent of net sales, our gross profit was 45.3% for the first quarter of 2010, compared to 43.0% for the first quarter of last year. The increase in our gross profit rate was driven by strong sales of higher-margin categories and decreased promotional activity during the quarter.

Selling and Administrative Expenses
Selling and administrative expenses increased $2.5 million, or 1.9%, to $136.0 million for the first quarter of 2010, compared to $133.5 million for the first quarter of last year. The increase was primarily attributable to higher selling and merchandising expenses, some of which are variable with higher sales volume, and higher expenses related to our incentive plans. These increases were partially offset by lower retail facilities expenses, primarily resulting from the lower store count, lower marketing expenses and lower impairment charges for underperforming stores. As a percent of net sales, selling and administrative expenses decreased to 37.5% for the first quarter of 2010, compared to 42.0% for the first quarter of last year, reflecting the above named factors and the leveraging of our expense base over the higher net sales volume.

Operating Earnings
Operating earnings increased $25.2 million, or 826.5%, to $28.2 million for the first quarter of 2010, compared to $3.0 million for the first quarter of last year. The increase reflects the overall improvement in our business, a higher conversion rate in our stores, higher average retail prices and higher customer traffic. These factors resulted in an increase in net sales and gross profit rate, partially offset by the increase in selling and administrative expenses, as described above. As a percent of net sales, operating earnings increased to 7.8% in the first quarter of 2010, compared to 1.0% in the first quarter of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended
	May 1, 2010		May 2, 2009
($ millions)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$174.7	100.0%	$168.8	100.0%
Cost of goods sold	118.0	67.6%	119.4	70.7%
Gross profit	56.7	32.4%	49.4	29.3%
Selling and administrative expenses	47.8	27.3%	43.4	25.8%
Restructuring and other special charges, net	0.2	0.1%	0.1	0.0%
Operating earnings	$8.7	5.0%	$5.9	3.5%

Key Metrics
Unfilled order position at end of period	$362.7		$227.4

Net Sales
Net sales increased $5.9 million, or 3.5%, to $174.7 million for the first quarter of 2010, compared to $168.8 million for the first quarter of last year. Despite a challenging retail environment, demand for many of our brands strengthened in the first quarter of 2010, as our brand performance at our retail customers began to improve.  We experienced sales growth in many of our brands, including our Naturalizer, Sam Edelman, Via Spiga, Vera Wang Lavender and Carlos by Carlos Santana divisions. The sales growth was partially offset by sales declines in our Dr. Scholl’s, Etienne Aigner, Fergie/Fergalicious and Nickels Soft divisions. The Company’s unfilled order position increased $135.3 million, or 59.5%, to $362.7 million as of May 1, 2010, as compared to $227.4 million as of May 2, 2009. This increase reflects both our strong growth expectations and the earlier receipt of orders from our retail customers in 2010, impacted by shifts in capacity in China and retail order flow. Although our unfilled order position has increased 59.5% over last year, as mentioned earlier, we expect a net sales increase in 2010 for our Wholesale Operations in the range of low- to mid-teens percentage growth as compared to 2009.

Gross Profit
Gross profit increased $7.3 million, or 14.6%, to $56.7 million for the first quarter of 2010, compared to $49.4 million for the first quarter of last year due to the increase in net sales and a higher gross profit rate. As a percent of net sales, our gross profit increased to 32.4% for the first quarter of 2010 from 29.3% for the first quarter of last year. The increase in gross profit rate was due primarily to lower provisions for customer allowances and markdowns and an increased mix of higher-margin branded sales.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.4 million, or 10.0%, to $47.8 million for the first quarter of 2010, compared to $43.4 million for the first quarter of last year, due primarily to higher expenses of $2.9 million related to our incentive plans due to changes in expected payments. We also experienced increases in product development expenses related to product launches. These increases were partially offset by declines in selling and merchandising expenses. As a percent of net sales, selling and administrative expenses increased to 27.3% for the first quarter of 2010, compared to 25.8% for the first quarter of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $0.2 million during the first quarter of 2010, related to our integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications, with $0.1 million of corresponding charges during the first quarter of last year.

Operating Earnings
Operating earnings increased $2.8 million, or 46.9%, to $8.7 million for the first quarter of 2010, compared to $5.9 million for the first quarter of last year. The increase was primarily driven by the increase in net sales and gross profit rate, partially offset by the increase in selling and administrative expenses, as described above. As a percent of net sales, operating earnings increased to 5.0% for the first quarter of 2010, compared to 3.5% for the first quarter of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended
	May 1, 2010		May 2, 2009
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$60.8	100.0%	$52.4	100.0%
Cost of goods sold	34.1	56.0%	30.1	57.5%
Gross profit	26.7	44.0%	22.3	42.5%
Selling and administrative expenses	29.6	48.8%	28.5	54.4%
Operating loss	$(2.9)	(4.8)%	$(6.2)	(11.9)%

Key Metrics
Same-store sales % change	16.2%		(6.1)%
Same-store sales $ change	$5.8		$(2.2)
Sales change from new and closed stores, net	$(2.3)		$0.9
Impact of changes in Canadian exchange rate on sales	$2.9		$(2.9)
Sales change of e-commerce subsidiary	$2.0		$(1.4)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$87		$69
Sales per square foot, excluding e-commerce (trailing twelve-months)	$361		$335
Square footage (thousand sq. ft.)	447		483

Stores opened	2		1
Stores closed	15		8
Ending stores	269		299

Net Sales
Net sales increased $8.4 million, or 16.2%, to $60.8 million for the first quarter of 2010, compared to $52.4 million for the first quarter of last year. A same-store sales increase of 16.2% in our retail stores, an increase in the Canadian dollar exchange rate and higher net sales at Shoes.com led to an overall increase in our level of net sales. The net sales increase was partially offset by a lower store count, reflected in the sales change from new and closed stores, net. The net sales of Shoes.com increased $2.0 million, or 13.1%, to $17.0 million for the first quarter of 2010, compared to $15.0 million for the first quarter of last year, reflecting an increase in site visits. We opened two new stores and closed 15 stores (including six Naturalizer stores in China) during the first quarter of 2010, resulting in a total of 269 stores (including eight Naturalizer stores in China) and total square footage of 447,000 at the end of the first quarter of 2010, compared to 299 stores (including 16 Naturalizer stores in China) and total square footage of 483,000 at the end of the first quarter of last year. As a result of the increases in same-store sales and the Canadian dollar exchange rate, sales per square foot, excluding e-commerce, increased 26.7% to $87 for the first quarter of 2010, compared to $69 for the first quarter of last year.

Gross Profit
Gross profit increased $4.4 million, or 20.2%, to $26.7 million for the first quarter of 2010, compared to $22.3 million for the first quarter of last year, reflecting a higher gross profit rate and higher net sales. As a percent of net sales, our gross profit increased to 44.0% for the first quarter of 2010 from 42.5% for the first quarter of last year. The increase in our overall rate was primarily the result of improved retail sell-through and lower markdowns for our retail stores.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.1 million, or 4.1%, to $29.6 million for the first quarter of 2010, compared to $28.5 million for the first quarter of last year due primarily to an increase in the Canadian dollar exchange rate, as well as increases in selling and merchandising expenses, some of which are variable with higher sales volume, and warehousing expenses. These increases were partially offset by declines in retail facilities expenses, primarily resulting from the lower store count, and marketing expenses. As a percent of net sales, selling and administrative expenses decreased to 48.8% for the first quarter of 2010, compared to 54.4% for the first quarter of last year, reflecting the factors listed above and the leveraging of our expense base over the higher net sales volume.

Operating Loss
Specialty Retail reported an operating loss of $2.9 million for the first quarter of 2010, compared to an operating loss of $6.2 million for the first quarter of last year due primarily to an increase in net sales and gross profit rate, partially offset by increased selling and administrative expenses, as described above.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $12.6 million for the first quarter of 2010, compared to costs of $9.9 million for the first quarter of last year.

There were several factors impacting the $2.7 million variance, as follows:

•
Incentive plans – Our selling and administrative expenses were higher by $1.4 million during the first quarter of 2010, as compared to the first quarter of last year, due to changes in expected payments under our incentive plans.

•
Higher expenses related to director compensation expenses, as certain director compensation arrangements are variable based on the Company’s stock price, which increased during the first quarter of 2010.

•	Higher charitable contributions.
•
Information technology initiatives – We incurred expenses of $1.5 million during the first quarter of 2010 related to our integrated ERP information technology system, $1.0 million lower than the $2.5 million in corresponding expenses incurred during the first quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	May 1, 2010	May 2, 2009	Increase/ (Decrease)
Borrowings under revolving credit agreement	$–	$39.0	$(39.0)
Senior notes	150.0	150.0	–
Total debt	$150.0	$189.0	$(39.0)

Total debt obligations decreased $39.0 million to $150.0 million at May 1, 2010, compared to $189.0 million at May 2, 2009, due to having no borrowings under our revolving credit agreement at May 1, 2010, reflecting our strong financial performance and generation of operating cash flow in the first quarter of 2010. Interest expense for the first quarter of 2010 decreased $0.7 million to $4.5 million, compared to $5.2 million for the first quarter of last year primarily due to lower average borrowings under our revolving credit agreement.

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

Interest on borrowings is at variable rates based on the LIBOR or the prime rate, as defined in the Credit Agreement. The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance as of May 1, 2010.

At May 1, 2010, we had no borrowings outstanding and $10.1 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $369.9 million at the end of the first quarter of 2010.

We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs, capital expenditure plans and provide liquidity for potential acquisitions.

Senior Notes
In April 2005, we issued $150.0 million of 8.75% senior notes due in 2012 (“Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2012, but became callable on May 1, 2009.  We may redeem all or a part of the Senior Notes at specified redemption prices (expressed as a percentage of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

Year	Percentage
2010	102.188%
2011 and thereafter	100.000%

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 1, 2010, we were in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	May 1, 2010	May 2, 2009	Increase/ (Decrease)

Net cash provided by operating activities	$42.1	$49.4	$(7.3)
Net cash used for investing activities	(11.3)	(13.3)	2.0
Net cash used for financing activities	(97.6)	(76.6)	(21.0)
Effect of exchange rate changes on cash	0.4	(0.3)	0.7
Decrease in cash and cash equivalents	$(66.4)	$(40.8)	$(25.6)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was lower by $7.3 million, reflecting several factors:
•	A smaller decline in inventories in the first quarter of 2010 compared to the first quarter of last year due to the timing and amount of purchases and sales;
•	An increase in receivables during the first quarter of 2010 as compared to a decrease in the first quarter of last year due to the timing and amount of receipts and sales; and
•	A larger increase in prepaid expenses and other current and noncurrent assets due primarily to the timing of payments to vendors.
Partially offset by,
•
An increase in trade accounts payable during the first quarter of 2010 as compared to a decrease in the first quarter of last year due to the timing and amount of purchases and payments to vendors; and

•	An increase in net earnings.

Cash used for investing activities was lower by $2.0 million as a result of lower purchases of property and equipment primarily related to our distribution centers and new stores. The first quarter of 2009 included capital expenditures related to a new distribution center, whereas no corresponding expenditures occurred during the first quarter of 2010. At our retail divisions, we opened 13 stores during the first quarter of 2010 compared to 40 stores in the first quarter of 2009. The decline was partially offset by higher capitalization of software primarily related to our information technology initiatives during the first quarter of 2010. In 2010, we expect purchases of property and equipment and capitalized software of approximately $62.0 million to $65.0 million, primarily related to our information technology initiatives, new and remodeled stores, logistics network and general infrastructure.

Cash used for financing activities was higher by $21.0 million primarily due to higher repayments, net of borrowings, under our revolving credit agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 1, 2010	May 2, 2009	January 30, 2010

Working capital ($ millions)	$ 307.4	$ 271.0	$ 294.2

Current ratio	1.97:1	1.91:1	1.71:1

Total debt as a percentage of total capitalization	26.3%	32.5%	37.3%

Working capital at May 1, 2010, was $307.4 million, which was $13.2 million higher than at January 30, 2010 and $36.4 million higher than at May 2, 2009. Our current ratio, the relationship of current assets to current liabilities, increased to 1.97 to 1 compared to 1.71 to 1 at January 30, 2010 and 1.91 to 1 at May 2, 2009. The increase compared to January 30, 2010 was primarily attributable to lower borrowings under our revolving credit agreement and accrued expenses, partially offset by lower cash and cash equivalents and inventories. The increase compared to May 2, 2009 was primarily attributable to lower borrowings under our revolving credit agreement and higher cash and cash equivalents, receivables, inventories and prepaid expenses and other current assets, partially offset by higher trade accounts payable. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, was 26.3% as of May 1, 2010, compared to 37.3% as of January 30, 2010 and 32.5% as of May 2, 2009. The decline from January 30, 2010 and May 2, 2009 primarily reflected a decline in borrowings under our revolving credit agreement, partially offset by an increase in total Brown Shoe Company, Inc. shareholders’ equity as a result of our net earnings attributable to Brown Shoe Company, Inc. in the first quarter of 2010 and the second half of 2009, respectively. At May 1, 2010, we had $59.5 million of cash and cash equivalents, a portion of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. As a result of recently issued Internal Revenue Service guidelines expanding the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. is able to more fully utilize the cash and cash equivalents of its foreign subsidiaries than in the past, better managing the liquidity needs of the consolidated company and minimizing interest expense on a consolidated basis.

We paid dividends of $0.07 per share in both the first quarter of 2010 and the first quarter of 2009. On May 26, 2010, the Board of Directors declared a quarterly dividend of $0.07 per share, payable July 1, 2010 to shareholders of record on June 18, 2010, marking the 350th consecutive quarterly dividend to be paid by the Company. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At May 1, 2010, we were contingently liable for remaining lease commitments of approximately $1.5 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, long-term debt, interest on long-term debt, minimum license commitments, borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations related to our restructuring and expense and capital containment initiatives. There have been no significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 30, 2010, other than the reduction of our obligations related to restructuring and expense and capital containment initiatives as a result of settlements during the first quarter of 2010 as disclosed in Note 5 and those which occur in the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings/payments under our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. The adoption of new accounting pronouncements is described in Note 2 to the condensed consolidated financial statements.  For further information, see Item 7 of our Annual Report on Form 10-K for the year ended January 30, 2010.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These include  (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) the timing and uncertainty of activities and costs related to the Company’s information technology initiatives, including software implementation and business transformation; (iii) potential disruption to the Company’s business and operations as it implements its information technology initiatives; (iv) the Company’s ability to utilize its new information technology system to successfully execute its strategies; (v) intense competition within the footwear industry; (vi) rapidly changing fashion trends and purchasing patterns; (vii) customer concentration and increased consolidation in the retail industry; (viii) political and economic conditions or other threats to continued and uninterrupted flow of inventory from China and Brazil, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) the Company's ability to attract and retain licensors and protect its intellectual property; (x) the Company's ability to secure/exit leases on favorable terms; (xi) the Company's ability to maintain relationships with current suppliers; (xii) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; (xiii) the Company’s ability to successfully execute its international growth strategy; (xiv) the Company’s ability to source product at a pace consistent with increased demand for footwear; and (xv) the impact of rising prices in a potentially inflationary global environment. The Company’s reports to the Securities and Exchange Commission (the “Commission”) contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 30, 2010, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended January 30, 2010.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 1, 2010, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing an integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications. Implementation began in 2008 and is scheduled to be substantially complete in early 2011. During the quarter ended May 1, 2010, we have updated our internal control over financial reporting as necessary to accommodate the modifications to our business processes and related internal control over financial reporting. This ERP system, along with the internal control over financial reporting impacted by the phased implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the phased implementation continues, existing controls and the controls affected by the implementation of the new system were evaluated as being appropriate and effective. As the Company continues the phased implementation of the new ERP system, it expects that there will be additional changes in business processes and related internal control over financial reporting. Our assessment of the operating effectiveness of internal control over financial reporting will be performed as part of our annual evaluation of internal control over financial reporting as of January 29, 2011.   There were no other significant changes to internal control over financial reporting during the quarter ended May 1, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 30, 2010.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2010:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

January 31, 2010 – February 27, 2010	4,503	(2)	$ 11.93	(2)	–	2,500,000

February 28, 2010 – April 3, 2010	56,056	(2)	14.41	(2)	–	2,500,000

April 4, 2010 – May 1, 2010	–		–		–	2,500,000

Total	60,559	(2)	$ 14.23	(2)	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the first quarter of 2010; therefore, there were 2.5 million shares authorized to be purchased under the program as of May 1, 2010. Our repurchases of common stock are limited under our debt agreements.

(2)
Includes 60,559 shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007 and filed June 5, 2007.

3.2		Bylaws of the Company as amended through October 2, 2008, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated October 8, 2008 and filed October 8, 2008.
10.2	†*	Summary of non-employee director compensation.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Denotes management contract or compensatory plan arrangements.
† Denotes exhibit is filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: June 8, 2010	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer