Form 10-Q
period 2010-07-31
BROWN SHOE CO INC
filed 2010-09-07
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2010

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐     No ☑

As of August 28, 2010, 43,857,140 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	July 31, 2010	August 1, 2009	January 30, 2010
Assets
Current assets
Cash and cash equivalents	$30,724	$37,274	$125,833
Receivables	106,149	72,156	84,297
Inventories	578,085	526,808	456,682
Prepaid expenses and other current assets	33,206	41,877	41,437
Total current assets	748,164	678,115	708,249

Other assets	118,884	110,540	113,114
Intangible assets, net	73,876	80,613	77,226
Property and equipment	418,190	423,704	418,765
Allowance for depreciation	(281,983)	(268,154)	(277,204)
Net property and equipment	136,207	155,550	141,561
Total assets	$1,077,131	$1,024,818	$1,040,150

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$35,500	$47,500	$94,500
Trade accounts payable	294,845	233,791	177,700
Other accrued expenses	139,675	133,652	141,863
Total current liabilities	470,020	414,943	414,063

Other liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	38,011	42,049	38,869
Other liabilities	27,555	29,570	25,991
Total other liabilities	215,566	221,619	214,860

Equity
Common stock	439	428	429
Additional paid-in capital	130,621	149,530	152,314
Accumulated other comprehensive income (loss)	1,567	(4,279)	177
Retained earnings	258,444	233,904	249,251
Total Brown Shoe Company, Inc. shareholders’ equity	391,071	379,583	402,171
Noncontrolling interests	474	8,673	9,056
Total equity	391,545	388,256	411,227
Total liabilities and equity	$1,077,131	$1,024,818	$1,040,150
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$585,756	$511,621	$1,183,474	$1,050,361
Cost of goods sold	347,286	307,981	697,444	638,557
Gross profit	238,470	203,640	486,030	411,804
Selling and administrative expenses	224,448	206,620	448,963	419,337
Restructuring and other special charges, net	1,891	1,998	3,608	4,612
Operating earnings (loss)	12,131	(4,978)	33,459	(12,145)
Interest expense	(4,810)	(4,914)	(9,322)	(10,163)
Interest income	49	145	67	288
Earnings (loss) before income taxes	7,370	(9,747)	24,204	(22,020)
Income tax (provision) benefit	(2,582)	5,531	(8,881)	10,733
Net earnings (loss)	$4,788	$(4,216)	$15,323	$(11,287)
Less: Net (loss) earnings attributable to noncontrolling interests	(473)	29	16	561
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$5,261	$(4,245)	$15,307	$(11,848)

Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.12	$(0.10)	$0.35	$(0.28)

Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.12	$(0.10)	$0.35	$(0.28)

Dividends per common share	$0.07	$0.07	$0.14	$0.14
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	July 31, 2010	August 1, 2009
Operating Activities
Net earnings (loss)	$15,323	$(11,287)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	16,028	18,204
Amortization of capitalized software	5,010	3,993
Amortization of intangibles	3,350	3,387
Amortization of debt issuance costs	1,098	1,098
Share-based compensation expense	2,781	1,944
Tax deficiency related to share-based plans	142	89
Loss on disposal of facilities and equipment	617	293
Impairment charges for facilities and equipment	1,684	2,094
Deferred rent	(858)	335
Provision for doubtful accounts	80	477
Foreign currency transaction gains	(11)	(61)
Changes in operating assets and liabilities:
Receivables	(21,923)	11,643
Inventories	(121,298)	(59,120)
Prepaid expenses and other current and noncurrent assets	8,923	2,507
Trade accounts payable	117,041	81,073
Accrued expenses and other liabilities	(714)	(4,391)
Other, net	(284)	(2,567)
Net cash provided by operating activities	26,989	49,711

Investing Activities
Purchases of property and equipment	(12,844)	(17,911)
Capitalized software	(11,871)	(10,916)
Net cash used for investing activities	(24,715)	(28,827)

Financing Activities
Borrowings under revolving credit agreement	435,500	394,900
Repayments under revolving credit agreement	(494,500)	(459,900)
Acquisition of noncontrolling interests (Edelman Shoe, Inc.)	(32,692)	–
Dividends paid	(6,114)	(6,006)
Proceeds from stock options exercised	561	–
Tax deficiency related to share-based plans	(142)	(89)
Net cash used for financing activities	(97,387)	(71,095)
Effect of exchange rate changes on cash	4	585
Decrease in cash and cash equivalents	(95,109)	(49,626)
Cash and cash equivalents at beginning of period	125,833	86,900
Cash and cash equivalents at end of period	$30,724	$37,274
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that changes the consolidation guidance applicable to a variable interest entity (“VIE”). The pronouncement also amends previous rules governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis should include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The standard is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company adopted the guidance at the beginning of 2010. See Note 3 to the condensed consolidated financial statements for additional information.

In January 2010, the FASB issued guidance that provides amendments to Accounting Standards Codification 820, Fair Value Measurements and Disclosures, and requires more extensive disclosures about (a) transfers in and out of Levels 1 and 2; (b) activity in Level 3 fair value measurements; (c) different classes of assets and liabilities measured at fair value; and (d) the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Accordingly, the Company adopted the guidance, except for certain disclosures applicable to Level 3 fair value measurements, at the beginning of 2010. See Note 13 to the condensed consolidated financial statements for additional information related to fair value measurements.

Note 3	Edelman Shoe, Inc.

Edelman Shoe, Inc. (“Edelman Shoe”) is a leading designer and marketer of fashion footwear. The Sam Edelman brand was launched in 2004 and is primarily sold through department stores and independent retailers.

In 2007, the Company invested cash of $7.1 million in Edelman Shoe, acquiring 42.5% of the outstanding stock. On November 3, 2008, the Company invested an additional $4.1 million of cash in Edelman Shoe, acquiring 7.5% of the outstanding stock, bringing the Company’s total equity interest to 50%.

Beginning November 3, 2008, the Company’s consolidated financial statements included the accounts of Edelman Shoe as a result of the Company’s determination that Edelman Shoe was a VIE, for which the Company was the primary beneficiary. At the beginning of fiscal 2010, the Company adopted amended consolidation guidance applicable to VIEs, evaluated the impact on the existing variable interests in Edelman Shoe and determined that Edelman Shoe continued to be a VIE that was appropriately consolidated by the Company.

On June 4, 2010, the Company acquired the remaining 50% of the outstanding stock of Edelman Shoe for $40.0 million, consisting of a combination of $32.7 million of cash, including transaction fees, and $7.3 million in shares of the Company’s common stock. The stock consideration consisted of 473,081 shares of the Company’s common stock. The acquisition of the remaining interest in Edelman Shoe was accounted for in accordance with the consolidation guidance applicable to noncontrolling interests, which requires changes in a parent’s ownership interest in a subsidiary, without loss of control, to be reflected as an adjustment to the carrying amount of the noncontrolling interest with excess consideration recognized directly to equity attributable to the controlling interest. As a result, the Company’s acquisition of the remaining interest in Edelman Shoe resulted in a reduction to total equity of $32.7 million, consisting of a net reduction of $24.1 million to total Brown Shoe Company, Inc. shareholders’ equity and the elimination of $8.6 million of the noncontrolling interest in Edelman Shoe. As of June 4, 2010, Edelman Shoe is a wholly-owned subsidiary of the Company. See Note 5 to the condensed consolidated financial statements for additional information related to the impact of the acquisition on total equity.

Note 4	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended  July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

NUMERATOR
Net earnings (loss) attributable to Brown Shoe Company, Inc. before allocation of earnings to participating securities	$5,261	$(4,245)	$15,307	$(11,848)
Less: Earnings allocated to participating securities	188	–	535	–
Net earnings (loss) attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$5,073	$(4,245)	$14,772	$(11,848)

DENOMINATOR
Denominator for basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	42,147	41,583	41,951	41,574
Dilutive effect of share-based awards	316	–	316	–
Denominator for diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	42,463	41,583	42,267	41,574

Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.12	$(0.10)	$0.35	$(0.28)

Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.12	$(0.10)	$0.35	$(0.28)

Options to purchase 795,654 and 797,154 shares of common stock for the thirteen weeks and twenty-six weeks ended July 31, 2010 were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive. Due to the Company’s net loss attributable to Brown Shoe Company, Inc. for the thirteen weeks and twenty-six weeks ended August 1, 2009, the denominator for diluted loss per common share attributable to Brown Shoe Company, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Brown Shoe Company, Inc. shareholders.

Note 5	Comprehensive Income (Loss) and Changes in Equity

Comprehensive income (loss) includes changes in equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings (loss) to comprehensive income (loss) for the periods ended July 31, 2010 and August 1, 2009:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net earnings (loss)	$4,788	$(4,216)	$15,323	$(11,287)

Other comprehensive income (loss) (“OCI”), net of tax:
Foreign currency translation adjustment	(80)	2,767	1,040	2,661
Unrealized gains (losses) on derivative instruments, net of tax of $185 and $484 in the thirteen weeks and $44 and $515 in the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively	482	(1,112)	187	(1,277)
Net loss from derivatives reclassified into earnings, net of tax of $35 and $71 in the thirteen weeks and $89 and $68 in the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively	64	142	169	120
	466	1,797	1,396	1,504
Comprehensive income (loss)	$5,254	$(2,419)	$16,719	$(9,783)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(467)	31	22	563
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$5,721	$(2,450)	$16,697	$(10,346)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the Company at July 31, 2010, August 1, 2009 and January 30, 2010:

($ thousands)	July 31, 2010	August 1, 2009	January 30, 2010
Foreign currency translation gains	$5,188	$3,379	$4,154
Unrealized losses on derivative instruments, net of tax	(361)	(889)	(717)
Pension and other postretirement benefits, net of tax	(3,260)	(6,769)	(3,260)
Accumulated other comprehensive income (loss)	$1,567	$(4,279)	$177

See additional information related to derivative instruments in Note 12 and Note 13 and additional information related to pension and other postretirement benefits in Note 10 to the condensed consolidated financial statements.

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the twenty-six weeks ended July 31, 2010 and August 1, 2009:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2010	$402,171	$9,056	$411,227
Comprehensive income	16,697	22	16,719
Dividends paid	(6,114)	–	(6,114)
Acquisition of noncontrolling interest (Edelman Shoe, Inc.)
Stock issued in connection with the acquisition of the noncontrolling interest	7,309	–	7,309
Distribution to noncontrolling interest	(31,397)	(8,604)	(40,001)
Stock issued under share-based plans	(234)	–	(234)
Tax deficiency related to share-based plans	(142)	–	(142)
Share-based compensation expense	2,781	–	2,781
Equity at July 31, 2010	$391,071	$474	$391,545

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2009	$394,104	$8,110	$402,214
Comprehensive (loss) income	(10,346)	563	(9,783)
Dividends paid	(6,006)	–	(6,006)
Stock issued under share-based plans	(24)	–	(24)
Tax deficiency related to share-based plans	(89)	–	(89)
Share-based compensation expense	1,944	–	1,944
Equity at August 1, 2009	$379,583	$8,673	$388,256

Note 6	Restructuring and Other Special Charges, Net

Information Technology Initiatives
During 2008, the Company began implementation of an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. The ERP information technology system is replacing select existing internally developed and certain other third-party applications, and is expected to better support the Company’s business model. The Company expects the implementation will enhance its profitability through improved management and execution of its business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during 2008 and is expected to be substantially complete in the fourth quarter of 2010. The Company incurred expenses of $1.9 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) and $3.6 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during the thirteen weeks and twenty-six weeks ended July 31, 2010, respectively, as a component of restructuring and other special charges, net, related to these initiatives. Of the $1.9 million in expenses recorded during the thirteen weeks ended July 31, 2010, $1.7 million was recorded in the Other segment and $0.2 million was recorded in the Wholesale Operations segment. The Company incurred expenses of $2.0 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) and $4.6 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) during the thirteen weeks and twenty-six weeks ended August 1, 2009, respectively, as a component of restructuring and other special charges, net, related to these initiatives. Of the $2.0 million in expenses recorded during the thirteen weeks ended August 1, 2009, $1.9 million was recorded in the Other segment and $0.1 million was recorded in the Wholesale Operations segment. During the full year of 2008, the Company incurred expenses of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share), and these expenses were reflected within the Other segment. During the full year of 2009, the Company incurred expenses of $9.2 million ($5.8 million on an after-tax basis, or $0.14 per diluted share) of which $0.3 million was recorded in the Wholesale Operations segment, and the remaining expense was recorded in the Other segment.

Organizational Changes
During November 2009, the Company made a series of changes within its leadership team as two executives announced plans to retire in early to mid-2010. During the fourth quarter of 2009, the Company incurred charges of $4.6 million ($2.8 million on an after-tax basis, or $0.07 per diluted share), related to their retirement. All of the costs recorded during 2009 were reflected within the Other segment as a component of restructuring and other special charges, net. During the first half of 2010, no additional charges were incurred. During the second quarter of 2010, the Company recorded settlements of $2.0 million in connection with the retirements, resulting in total settlements of $4.2 million during the first half of 2010, and a $0.4 million remaining liability as of July 31, 2010.

Expense and Capital Containment Initiatives
During 2008, the Company announced expense and capital containment initiatives in an effort to proactively position itself for continued challenges in the retail environment. These initiatives included a voluntary separation program, changes in compensation structure, further rationalization of operating expenses and the closing of certain functions at its Fredericktown, Missouri, distribution center. The Company incurred charges of $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share) during 2008. These costs included employee-related costs for severance, including healthcare benefits and enhanced pension benefits, as well as facility and other costs. The Company incurred no related charges during 2009 and the first half of 2010.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility	Other	Total
Original charges and reserve balance	$24.7	$6.0	$0.2	$30.9
Amounts settled in 2008	(5.3)	(2.7)	–	(8.0)
Reserve balance at January 31, 2009	$19.4	$3.3	$0.2	$22.9
Amounts settled in 2009	(15.3)	(2.1)	(0.2)	(17.6)
Reserve balance at January 30, 2010	$4.1	$1.2	$–	$5.3
Amounts settled in first quarter 2010	(2.3)	(0.2)	–	(2.5)
Reserve balance at May 1, 2010	$1.8	$1.0	$–	$2.8
Amounts settled in second quarter 2010	(0.1)	(1.0)	–	(1.1)
Reserve balance at July 31, 2010	$1.7	$–	$–	$1.7

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

Headquarters Consolidation
During 2008, the Company relocated its Famous Footwear division headquarters from Madison, Wisconsin, to St. Louis, Missouri, to foster collaboration, increase the Company’s speed to market and strengthen its connection with consumers. The Company incurred charges of $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share) during 2008. These costs included employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. All of the costs recorded during 2008 were reflected within the Other segment as a component of restructuring and other special charges, net. During 2008, a tax benefit of $11.6 million associated with the costs was recorded. The write-off of assets during 2008 of $3.4 million, included in facility costs, was a noncash item. During 2009, the Company recorded income of $1.9 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) as a result of an expanded sublease arrangement.  The Company incurred no related charges during the first half of 2010.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Facility	Other	Total
Original charges and reserve balance	$6.6	$8.3	$4.6	$9.2	$1.1	$29.8
Amounts settled in 2008	(4.7)	(6.2)	(4.3)	(3.6)	(1.0)	(19.8)
Reserve balance at January 31, 2009	$1.9	$2.1	$0.3	$5.6	$0.1	$10.0
Reserve reduction in 2009	–	–	–	(1.9)	–	(1.9)
Amounts settled in 2009	(1.9)	(1.7)	(0.2)	(1.9)	(0.1)	(5.8)
Reserve balance at January 30, 2010	$–	$0.4	$0.1	$1.8	$–	$2.3
Amounts settled in first quarter 2010	–	–	–	(0.3)	–	(0.3)
Reserve balance at May 1, 2010	$–	$0.4	$0.1	$1.5	$–	$2.0
Amounts settled in second quarter 2010	–	(0.4)	(0.1)	(0.4)	–	(0.9)
Reserve balance at July 31, 2010	$–	$–	$–	$1.1	$–	$1.1

Note 7	Business Segment Information

Applicable business segment information is as follows for the periods ended July 31, 2010 and August 1, 2009:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended July 31, 2010
External sales	$347,316	$178,643	$59,797	$–	$585,756
Intersegment sales	438	47,215	–	–	47,653
Operating earnings (loss)	15,751	9,027	(2,746)	(9,901)	12,131
Operating segment assets	548,683	348,148	54,629	125,671	1,077,131

Thirteen Weeks Ended August 1, 2009
External sales	$314,144	$142,027	$55,450	$–	$511,621
Intersegment sales	471	52,462	–	–	52,933
Operating (loss) earnings	(846)	7,882	(4,301)	(7,713)	(4,978)
Operating segment assets	527,013	293,005	75,703	129,097	1,024,818

Twenty-six Weeks Ended July 31, 2010
External sales	$709,486	$353,372	$120,616	$–	$1,183,474
Intersegment sales	971	88,328	–	–	89,299
Operating earnings (loss)	43,934	17,706	(5,655)	(22,526)	33,459

Twenty-six Weeks Ended August 1, 2009
External sales	$631,707	$310,851	$107,803	$–	$1,050,361
Intersegment sales	1,112	97,557	–	–	98,669
Operating earnings (loss)	2,195	13,792	(10,527)	(17,605)	(12,145)

The Other segment includes corporate assets and administrative expenses and other costs and recoveries which are not allocated to the operating segments.

During the thirteen weeks and twenty-six weeks ended July 31, 2010, operating loss of the Other segment included costs related to the Company’s information technology initiatives of $1.7 million and $3.3 million, respectively. During the thirteen weeks and twenty-six weeks ended July 31, 2010, operating earnings of the Company’s Wholesale Operations segment included costs related to the information technology initiatives of $0.2 million and $0.3 million, respectively.

During the thirteen weeks and twenty-six weeks ended August 1, 2009, operating loss of the Other segment included costs related to the Company’s information technology initiatives of $1.9 million and $4.6 million, respectively. The operating earnings of the Company’s Wholesale Operations segment included expenses of $0.1 million for the thirteen weeks ended August 1, 2009 related to the information technology initiatives.

Following is a reconciliation of operating earnings (loss) to earnings (loss) before income taxes:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Operating earnings (loss)	$12,131	$(4,978)	$33,459	$(12,145)
Interest expense	(4,810)	(4,914)	(9,322)	(10,163)
Interest income	49	145	67	288
Earnings (loss) before income taxes	$7,370	$(9,747)	$24,204	$(22,020)

Note 8	Intangible Assets

Intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	July 31, 2010	August 1, 2009	January 30, 2010

Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	70,876	77,613	74,226
Specialty Retail	200	200	200
	$73,876	$80,613	$77,226

As of July 31, 2010, the Company had intangible assets of $73.9 million, primarily related to trademarks. The decline in the intangible assets of the Company’s Wholesale Operations segment from August 1, 2009 to January 30, 2010 and July 31, 2010 reflected amortization of its licensed and owned trademarks.

Note 9	Share-Based Compensation

During the second quarter of 2010, the Company granted 2,000 stock options to certain employees with a weighted-average exercise price and grant date fair value of $17.45 and $9.73, respectively. These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years. Share-based compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company also granted 2,000 restricted shares to certain employees with a weighted-average grant date fair value of $17.45 during the second quarter of 2010. The restricted shares granted to employees vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period.

The Company also granted 7,614 restricted shares to non-employee directors with a weighted-average grant date fair value of $16.63 during the second quarter of 2010. Of the 7,614 restricted shares granted, 1,514 of the restricted shares vested and share-based compensation expense was fully recognized during the second quarter of 2010 and 6,100 of the restricted shares vest in one year and share-based compensation expense will be recognized on a straight-line basis over the one-year period.

The Company recognized share-based compensation expense of $1.4 million and $0.6 million during the thirteen weeks and $2.8 million and $1.9 million during the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The Company issued 11,171 shares and 548,031 shares of common stock during the thirteen and twenty-six weeks ended July 31, 2010, respectively, for restricted stock grants and directors’ fees. During the thirteen and twenty-six weeks ended July 31, 2010, the Company cancelled 39,406 and 84,719 shares, respectively, of common stock as a result of forfeitures of restricted stock awards.

The Company also granted 61,973 restricted stock units to non-employee directors with a weighted-average grant date fair value of $16.60 during the second quarter of 2010.  Of the 61,973 restricted stock units granted, 973 of the restricted stock units vested and compensation expense was fully recognized during the second quarter of 2010 and 61,000 of the restricted stock units vest in one year and compensation expense will be recognized ratably over the one-year period based upon the fair value of the restricted stock units, as remeasured at the end of each period.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit cost (income) for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Service cost	$2,000	$1,683	$–	$–
Interest cost	3,042	2,783	44	50
Expected return on assets	(5,039)	(4,878)	–	–
Settlement cost	–	52	–	–
Amortization of:
Actuarial loss (gain)	59	29	(33)	(21)
Prior service income	(3)	–	–	–
Net transition asset	(11)	(34)	–	–
Total net periodic benefit cost (income)	$48	$(365)	$11	$29

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Service cost	$3,826	$3,393	$–	$–
Interest cost	6,029	5,779	97	109
Expected return on assets	(10,103)	(9,757)	–	–
Settlement cost	–	127	–	–
Amortization of:
Actuarial loss (gain)	85	56	(48)	(42)
Prior service income	(3)	(6)	–	–
Net transition asset	(22)	(65)	–	–
Total net periodic benefit (income) cost	$(188)	$(473)	$49	$67

Note 11	Long-Term and Short-Term Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of July 31, 2010.

At July 31, 2010, the Company had $35.5 million outstanding and $12.6 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $331.9 million as of July 31, 2010.

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

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of July 31, 2010, the Company was in compliance with all covenants relating to the Senior Notes.

Note 12	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through July 2011. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the quarter ended July 31, 2010 was not material.

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

As of July 31, 2010, January 30, 2010 and August 1, 2009, the Company had forward contracts maturing at various dates through July 2011, January 2011 and August 2010, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	Contract Amount July 31, 2010	Contract Amount August 1, 2009	Contract Amount January 30, 2010
Deliverable Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$19,040	$14,182	$14,851
Euro	7,244	4,564	5,545
Other currencies	191	–	–
Non-deliverable Financial Instruments
Chinese yuan	12,531	10,264	12,042
Japanese yen	1,552	1,793	1,549
New Taiwanese dollars	1,155	1,242	1,192
Other currencies	716	628	723
	$42,429	$32,673	$35,902

As of July 31, 2010, the fair values of derivative instruments included within the condensed consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$165	Other accrued expenses	$715

As of August 1, 2009, the fair values of derivative instruments included within the condensed consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$276	Other accrued expenses	$1,318

As of January 30, 2010, the fair values of derivative instruments included within the condensed consolidated balance sheet were as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$88	Other accrued expenses	$689

For the thirteen weeks ended July 31, 2010, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

($ in thousands)		Location of Loss	Amount of Loss
	Amount of (Loss)/Gain	Reclassified from	Reclassified from
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Hedging Relationships:	Derivatives	Earnings	Earnings
Foreign exchange forward contracts	$(104)	Net sales	$30
Foreign exchange forward contracts	859	Cost of goods sold	20
Foreign exchange forward contracts	(94)	Selling and administrative expenses	49
Foreign exchange forward contracts	6	Interest expense	–

For the thirteen weeks ended August 1, 2009, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

($ in thousands)		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Hedging Relationships:	Derivatives	Earnings	Earnings
Foreign exchange forward contracts	$(113)	Net sales	$48
Foreign exchange forward contracts	(1,085)	Cost of goods sold	12
Foreign exchange forward contracts	(381)	Selling and administrative expenses	153
Foreign exchange forward contracts	(17)	Interest expense	–

For the twenty-six weeks ended July 31, 2010, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

($ in thousands)		Location of Loss	Amount of Loss
	Amount of (Loss)/Gain	Reclassified from	Reclassified from
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Hedging Relationships:	Derivatives	Earnings	Earnings
Foreign exchange forward contracts	$(118)	Net sales	$108
Foreign exchange forward contracts	580	Cost of goods sold	48
Foreign exchange forward contracts	(230)	Selling and administrative expenses	102
Foreign exchange forward contracts	(1)	Interest expense	–

For the twenty-six weeks ended August 1, 2009, the effect of derivative instruments on the condensed consolidated statement of earnings was as follows:

($ in thousands)		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Hedging Relationships:	Derivatives	Earnings	Earnings
Foreign exchange forward contracts	$(8)	Net sales	$45
Foreign exchange forward contracts	(1,430)	Cost of goods sold	12
Foreign exchange forward contracts	(322)	Selling and administrative expenses	131
Foreign exchange forward contracts	(32)	Interest expense	–

During 2009, the effect of derivative instruments on the consolidated statement of earnings was as follows:

($ in thousands)		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Hedging Relationships:	Derivatives	Earnings	Earnings
Foreign exchange forward contracts	$(113)	Net sales	$100
Foreign exchange forward contracts	(1,330)	Cost of goods sold	118
Foreign exchange forward contracts	(175)	Selling and administrative expenses	23
Foreign exchange forward contracts	(9)	Interest expense	2

All of the gains and losses included within accumulated other comprehensive income (loss) associated with the Company’s foreign exchange forward contracts at July 31, 2010, are expected to be reclassified into its net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 13 to the condensed consolidated financial statements.

Note 13	Fair Value Measurements

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

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”).  Under the plan, each participating director’s account is credited with the number of PSUs that is equal to the number of shares of the Company’s common stock which the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock, and are re-invested in additional PSUs at the next fiscal quarter-end.  The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service.  The liabilities of the plan of are based on the fair value of the outstanding PSUs and are presented in other liabilities in the accompanying condensed consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are reported in the Company’s condensed consolidated statement of earnings. The fair value is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency (Level 1).

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

The table below presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2010, August 1, 2009 and January 30, 2010. The Company did not have any transfers between Level 1 and Level 2 during 2009 or the first half of 2010.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of July 31, 2010:
Non-qualified deferred compensation plan assets	$1,226	$1,226	$–	$–
Non-qualified deferred compensation plan liabilities	(1,226)	(1,226)	–	–
Deferred compensation plan liabilities for non-employee directors	(899)	(899)	–	–
Derivative financial instruments, net	(550)	–	(550)	–
As of August 1, 2009: Cash equivalents – money market funds	$14,500	$14,500	$–	$–
Non-qualified deferred compensation plan assets	788	788	–	–
Non-qualified deferred compensation plan liabilities	(788)	(788)	–	–
Deferred compensation plan liabilities for non-employee directors	(467)	(467)	–	–
Derivative financial instruments, net	(1,042)	–	(1,042)	–

As of January 30, 2010: Cash equivalents – money market funds	$25,000	$25,000	$–	$–
Non-qualified deferred compensation plan assets	1,033	1,033	–	–
Non-qualified deferred compensation plan liabilities	(1,033)	(1,033)	–	–
Deferred compensation plan liabilities for non-employee directors	(747)	(747)	–	–
Derivative financial instruments, net	(601)	–	(601)	–

Store Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs. Long-lived store assets held and used with a carrying amount of $52.3 million were written down to their fair value, resulting in an impairment charge of $0.5 million, which was recorded within selling and administrative expenses for the thirteen weeks ended July 31, 2010. Of the $0.5 million impairment charge, $0.4 million related to the Famous Footwear segment and $0.1 million related to the Specialty Retail segment. Impairment charges of $1.7 million were recorded within selling and administrative expenses for the twenty-six weeks ended July 31, 2010, of which $1.2 million related to the Famous Footwear segment and $0.5 million related to the Specialty Retail segment.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	July 31, 2010		August 1, 2009		January 30, 2010
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$35,500	$35,500	$47,500	$47,500	$94,500	$94,500
Senior Notes	150,000	151,688	150,000	143,813	150,000	152,250

The fair value of borrowings under the revolving credit agreement approximated their carrying value due to the short-term nature and the fair value of the Company’s Senior Notes was based upon quoted prices as of the end of the respective periods.

Note 14	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to begin marketing Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks and twenty-six weeks ended July 31, 2010, the Company, through its consolidated subsidiary, B&H Footwear, sold $0.5 million and $1.1 million of Naturalizer footwear on a wholesale basis to Hongguo, with $0.3 million and $0.8 million in corresponding sales during the thirteen weeks and twenty-six weeks ended August 1, 2009, respectively.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring will be used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.5 million as of July 31, 2010. The Company expects to spend approximately $0.2 million in each of the next five years and $15.5 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through July 31, 2010 are $22.7 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at July 31, 2010, is $7.8 million, of which $1.2 million is recorded within other accrued expenses and $6.6 million is recorded within other liabilities. Of the total $7.8 million reserve, $5.0 million is for on-site remediation and $2.8 million is for off-site remediation. During the thirteen weeks and twenty-six weeks ended July 31, 2010 and August 1, 2009, the Company recorded no expense related to either the on-site or off-site remediation, other than the accretion of interest expense.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.8 million at July 31, 2010, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.6 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.6 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.6 million as of July 31, 2010, to complete the cleanup, maintenance and monitoring at all sites. Of the $9.6 million liability, $1.4 million is recorded in other accrued expenses and $8.2 million is recorded in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.7 million as of July 31, 2010. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At July 31, 2010, the Company was contingently liable for remaining lease commitments of approximately $1.4 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 31, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$(2,745)	$14,714	$18,755	$–	$30,724
Receivables	78,242	3,183	24,724	–	106,149
Inventories	105,623	470,020	2,442	–	578,085
Prepaid expenses and other current assets	26,221	6,891	94	–	33,206
Total current assets	207,341	494,808	46,015	–	748,164
Other assets	96,235	21,973	676	–	118,884
Intangible assets, net	56,036	17,840	–	–	73,876
Property and equipment, net	25,242	107,683	3,282	–	136,207
Investment in subsidiaries	675,269	81,980	–	(757,249)	–
Total assets	$1,060,123	$724,284	$49,973	$(757,249)	$1,077,131

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$35,500	$–	$–	$–	$35,500
Trade accounts payable	73,720	192,380	28,745	–	294,845
Other accrued expenses	74,225	59,768	5,682	–	139,675
Total current liabilities	183,445	252,148	34,427	–	470,020
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	26,660	38,632	274	–	65,566
Intercompany payable (receivable)	308,947	(241,765)	(67,182)	–	–
Total other liabilities	485,607	(203,133)	(66,908)	–	215,566
Equity				–
Brown Shoe Company, Inc. shareholders’ equity	391,071	675,269	81,980	(757,249)	391,071
Noncontrolling interests	–	–	474	–	474
Total equity	391,071	675,269	82,454	(757,249)	391,545
Total liabilities and equity	$1,060,123	$724,284	$49,973	$(757,249)	$1,077,131

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED JULY 31, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$169,710	$411,080	$55,733	$(50,767)	$585,756
Cost of goods sold	129,810	221,340	46,903	(50,767)	347,286
Gross profit	39,900	189,740	8,830	–	238,470
Selling and administrative expenses	45,227	177,946	1,275	–	224,448
Restructuring and other special charges, net	1,730	–	161	–	1,891
Equity in (earnings) loss of subsidiaries	(12,251)	(2,480)	–	14,731	–
Operating earnings (loss)	5,194	14,274	7,394	(14,731)	12,131
Interest expense	(4,809)	(1)	–	–	(4,810)
Interest income	–	28	21	–	49
Intercompany interest income (expense)	3,459	581	(4,040)	–	–
Earnings (loss) before income taxes	3,844	14,882	3,375	(14,731)	7,370
Income tax benefit (provision)	1,417	(3,028)	(971)	–	(2,582)
Net earnings (loss)	$5,261	$11,854	$2,404	$(14,731)	$4,788
Less: Net loss attributable to noncontrolling interests	–	(397)	(76)	–	(473)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$5,261	$12,251	$2,480	$(14,731)	$5,261

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$333,064	$837,956	$100,774	$(88,320)	$1,183,474
Cost of goods sold	247,492	453,473	84,799	(88,320)	697,444
Gross profit	85,572	384,483	15,975	–	486,030
Selling and administrative expenses	96,031	346,409	6,523	–	448,963
Restructuring and other special charges, net	3,273	–	335	–	3,608
Equity in (earnings) loss of subsidiaries	(26,253)	(4,196)	–	30,449	–
Operating earnings (loss)	12,521	42,270	9,117	(30,449)	33,459
Interest expense	(9,318)	(4)	–	–	(9,322)
Interest income	1	29	37	–	67
Intercompany interest income (expense)	7,076	(3,416)	(3,660)	–	–
Earnings (loss) before income taxes	10,280	38,879	5,494	(30,449)	24,204
Income tax benefit (provision)	5,027	(12,316)	(1,592)	–	(8,881)
Net earnings (loss)	$15,307	$26,563	$3,902	$(30,449)	$15,323
Less: Net earnings (loss) attributable to noncontrolling interests	–	310	(294)	–	16
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$15,307	$26,253	$4,196	$(30,449)	$15,307

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(26,863)	$44,036	$9,816	$–	$26,989

Investing activities
Purchases of property and equipment	(1,978)	(10,664)	(202)	–	(12,844)
Capitalized software	(11,734)	(137)	–	–	(11,871)
Net cash used for investing activities	(13,712)	(10,801)	(202)	–	(24,715)

Financing activities
Borrowings under revolving credit agreement	435,500	–	–	–	435,500
Repayments under revolving credit agreement	(494,500)	–	–	–	(494,500)
Intercompany financing	95,216	12,205	(107,421)	–	–
Acquisition of noncontrolling interests (Edelman Shoe, Inc.)	7,309	(40,001)	–	–	(32,692)
Dividends paid	(6,114)	–	–	–	(6,114)
Proceeds from stock options exercised	561	–	–	–	561
Tax deficiency related to share-based plans	(142)	–	–	–	(142)
Net cash provided by (used for) financing activities	37,830	(27,796)	(107,421)	–	(97,387)
Effect of exchange rate changes on cash	–	4	–	–	4

(Decrease) increase in cash and cash equivalents	(2,745)	5,443	(97,807)	–	(95,109)
Cash and cash equivalents at beginning of period	–	9,271	116,562	–	125,833
Cash and cash equivalents at end of period	$(2,745)	$14,714	$18,755	$–	$30,724

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$2,809	$123,024	$–	$125,833
Receivables	51,417	3,002	29,878	–	84,297
Inventories	77,730	376,110	2,842	–	456,682
Prepaid expenses and other current assets	26,751	12,327	2,359	–	41,437
Total current assets	155,898	394,248	158,103	–	708,249
Other assets	92,413	(1,189)	21,890	–	113,114
Intangible assets, net	58,826	3,000	15,400	–	77,226
Property and equipment, net	25,140	112,580	3,841	–	141,561
Investment in subsidiaries	641,409	199,234	–	(840,643)	–
Total assets	$973,686	$707,873	$199,234	$(840,643)	$1,040,150

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$94,500	$–	$–	$–	$94,500
Trade accounts payable	53,410	93,937	30,353	–	177,700
Other accrued expenses	78,504	55,685	7,674	–	141,863
Total current liabilities	226,414	149,622	38,027	–	414,063
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	19,455	39,386	6,019	–	64,860
Intercompany payable (receivable)	210,439	(261,042)	50,603	–	–
Total other liabilities	379,894	(221,656)	56,622	–	214,860
Equity
Brown Shoe Company, Inc. shareholders’ equity	367,378	779,907	95,529	(840,643)	402,171
Noncontrolling interests	–	–	9,056	–	9,056
Total equity	367,378	779,907	104,585	(840,643)	411,227
Total liabilities and equity	$973,686	$707,873	$199,234	$(840,643)	$1,040,150

CONDENSED CONSOLIDATING BALANCE SHEET AS OF AUGUST 1, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$7,428	$29,846	$–	$37,274
Receivables	46,328	3,584	22,244	–	72,156
Inventories	79,319	443,301	4,188	–	526,808
Prepaid expenses and other current assets	26,705	12,725	2,447	–	41,877
Total current assets	152,352	467,038	58,725	–	678,115
Other assets	80,504	15,394	14,642	–	110,540
Intangible assets, net	61,653	3,000	15,960	–	80,613
Property and equipment, net	26,474	125,333	3,743	–	155,550
Investment in subsidiaries	651,310	79,239	–	(730,549)	–
Total assets	$972,293	$690,004	$93,070	$(730,549)	$1,024,818

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$47,500	$–	$–	$–	$47,500
Trade accounts payable	36,021	176,029	21,741	–	233,791
Other accrued expenses	65,897	61,338	6,417	–	133,652
Total current liabilities	149,418	237,367	28,158	–	414,943
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,156	42,223	6,240	–	71,619
Intercompany payable (receivable)	270,136	(240,896)	(29,240)	–	–
Total other liabilities	443,292	(198,673)	(23,000)	–	221,619
Equity
Brown Shoe Company, Inc. shareholders’ equity	379,583	651,310	79,239	(730,549)	379,583
Noncontrolling interests	–	–	8,673	–	8,673
Total equity	379,583	651,310	87,912	(730,549)	388,256
Total liabilities and equity	$972,293	$690,004	$93,070	$(730,549)	$1,024,818

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED AUGUST 1, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$124,904	$373,829	$68,472	$(55,584)	$511,621
Cost of goods sold	99,215	211,318	53,032	(55,584)	307,981
Gross profit	25,689	162,511	15,440	–	203,640
Selling and administrative expenses	33,264	167,084	6,272	–	206,620
Restructuring and other special charges, net	1,998	–	–	–	1,998
Equity in (earnings) loss of subsidiaries	(4,414)	(8,296)	–	12,710	–
Operating (loss) earnings	(5,159)	3,723	9,168	(12,710)	(4,978)
Interest expense	(4,758)	–	(156)	–	(4,914)
Interest income	–	4	141	–	145
Intercompany interest income (expense)	1,384	(1,689)	305	–	–
(Loss) earnings before income taxes	(8,533)	2,038	9,458	(12,710)	(9,747)
Income tax benefit (provision)	4,288	2,376	(1,133)	–	5,531
Net (loss) earnings	$(4,245)	$4,414	$8,325	$(12,710)	$(4,216)
Less: Net earnings attributable to noncontrolling interests	–	–	29	–	29
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(4,245)	$4,414	$8,296	$(12,710)	$(4,245)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 1, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$272,040	$747,230	$129,494	$(98,403)	$1,050,361
Cost of goods sold	212,788	422,583	101,589	(98,403)	638,557
Gross profit	59,252	324,647	27,905	–	411,804
Selling and administrative expenses	70,465	333,236	15,636	–	419,337
Restructuring and other special charges, net	4,612	–	–	–	4,612
Equity in (earnings) loss of subsidiaries	(3,505)	(11,095)	–	14,600	–
Operating (loss) earnings	(12,320)	2,506	12,269	(14,600)	(12,145)
Interest expense	(10,003)	(1)	(159)	–	(10,163)
Interest income	1	31	256	–	288
Intercompany interest income (expense)	2,893	(3,433)	540	–	–
(Loss) earnings before income taxes	(19,429)	(897)	12,906	(14,600)	(22,020)
Income tax benefit (provision)	7,581	4,402	(1,250)	–	10,733
Net (loss) earnings	$(11,848)	$3,505	$11,656	$(14,600)	$(11,287)
Less: Net earnings attributable to noncontrolling interests	–	–	561	–	561
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(11,848)	$3,505	$11,095	$(14,600)	$(11,848)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED AUGUST 1, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$12,231	$14,475	$23,005	$–	$49,711

Investing activities
Purchases of property and equipment	(1,133)	(16,286)	(492)	–	(17,911)
Capitalized software	(10,307)	(582)	(27)	–	(10,916)
Net cash used for investing activities	(11,440)	(16,868)	(519)	–	(28,827)

Financing activities
Borrowings under revolving credit agreement	394,900	–	–	–	394,900
Repayments under revolving credit agreement	(459,900)	–	–	–	(459,900)
Tax deficiency related to share-based plans	(89)	–	–	–	(89)
Dividends paid	(6,006)	–	–	–	(6,006)
Intercompany financing	70,304	(13,598)	(56,706)	–	–
Net cash used for financing activities	(791)	(13,598)	(56,706)	–	(71,095)
Effect of exchange rate changes on cash	–	585	–	–	585

Decrease in cash and cash equivalents	–	(15,406)	(34,220)	–	(49,626)
Cash and cash equivalents at beginning of period	–	22,834	64,066	–	86,900
Cash and cash equivalents at end of period	$–	$7,428	$29,846	$–	$37,274

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We delivered another quarter of solid financial performance in 2010. Our retail and wholesale businesses continue to gain momentum as we head into the key back-to-school season, as evidenced by the same-store sales increase at our retail stores and growth in our wholesale brands resulting from the execution of strong merchandising and marketing plans. Additionally, we have made inventory investments to capitalize on trend-right product offerings, which we believe position us to compete more effectively during this peak shopping period.

The following is a summary of the financial highlights for the second quarter of 2010:

•
Consolidated net sales increased $74.2 million, or 14.5%, to $585.8 million for the second quarter of 2010, compared to $511.6 million for the second quarter of last year. Net sales of our Wholesale Operations, Famous Footwear and Specialty Retail segments increased by $36.6 million, $33.2 million and $4.3 million, respectively.

•	Consolidated operating earnings were $12.1 million in the second quarter of 2010, compared to a consolidated operating loss of $5.0 million for the second quarter of last year.

•
Consolidated net earnings attributable to Brown Shoe Company, Inc. were $5.3 million, or $0.12 per diluted share, in the second quarter of 2010, compared to our consolidated net loss attributable to Brown Shoe Company, Inc. of $4.2 million, or $0.10 per diluted share, in the second quarter of last year.

The following items impacted our second quarter operating results in 2010 and 2009 and should be considered in evaluating the comparability of our results:

•
Marketing initiatives – Marketing expenses were $5.8 million ($3.6 million on an after-tax basis, or $0.08 per diluted share) higher in the second quarter of 2010, compared to the second quarter of last year, due to our continued focus on driving brand awareness across our retail and wholesale businesses and deepening our connection with customers.

•
Incentive plans – Due to our stronger financial performance in the second quarter of 2010 relative to the second quarter of last year, as well as expectations for the full year of 2010, expenses related to our cash- and share-based incentive plans were $4.3 million ($2.6 million on an after-tax basis, or $0.06 per diluted share) higher in the second quarter of 2010.

•
Information technology initiatives – We incurred expenses of $1.9 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) during the second quarter of 2010, related to our integrated enterprise resource planning (“ERP”) information technology system that is replacing select existing internally developed and certain other third-party applications, with $2.0 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) in corresponding expenses during the second quarter of last year. See the Recent Developments section that follows and Note 6 to the condensed consolidated financial statements for additional information related to these expenses.

Following is a summary of our operating results in the second quarter of 2010 by segment and the status of our balance sheet. See Note 7 to the condensed consolidated financial statements for additional information regarding our business segments.

•
Our Famous Footwear segment’s net sales increased 10.6% to $347.3 million for the second quarter of 2010, compared to $314.1 million for the second quarter of last year. Same-store sales increased 11.8% during the second quarter of 2010, reflecting a higher conversion rate in our stores, higher average retail prices and increases in customer traffic levels. The improvement in operating results was broad-based with all major categories, channels and geographic regions contributing to Famous Footwear’s second quarter operating results. A lower store count, as a result of store closings, partially offset the same-store sales increase. Operating earnings increased $16.6 million to $15.8 million for the second quarter of 2010, as compared to an operating loss of $0.8 million for the second quarter of last year, driven primarily by higher net sales and gross profit rate, partially offset by higher selling and merchandising expenses. As a percent of net sales, operating earnings increased to 4.5% in the second quarter of 2010, compared to an operating loss of 0.3% in the second quarter of last year.

•
Our Wholesale Operations segment’s net sales increased 25.8% to $178.6 million for the second quarter of 2010, compared to $142.0 million for the second quarter of last year. Sales growth was led by our Dr. Scholl’s, Sam Edelman, Vera Wang Lavender and Via Spiga divisions. The increased mix of our wholesale brands sold to third parties as well as shifts in channel and brand mix and increased air freight costs led to a lower gross profit rate. Operating earnings increased $1.1 million, or 14.5%, to $9.0 million for the second quarter of 2010, compared to $7.9 million for the second quarter of last year, as a result of the increase in net sales, partially offset by the decrease in gross profit rate and increase in selling and administrative expenses. As a percent of net sales, operating earnings declined to 5.1% for the second quarter of 2010, compared to 5.5% for the second quarter of last year.

•
Our Specialty Retail segment’s net sales increased 7.8% to $59.8 million for the second quarter of 2010, compared to $55.5 million for the second quarter of last year. A same-store sales increase of 6.8% in our retail stores, higher net sales at Shoes.com and an increase in the Canadian dollar exchange rate led to an overall increase in our level of net sales. A lower store count, as a result of store closings, partially offset the net sales increases. We incurred an operating loss of $2.7 million for the second quarter of 2010, compared to an operating loss of $4.3 million for the second quarter of last year.

Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, decreased to 32.1% at July 31, 2010, compared to 33.7% at August 1, 2009, primarily due to the $12.0 million decline in borrowings under our revolving credit agreement. Our debt-to-capital ratio decreased from 37.3% at January 30, 2010 primarily due to the $59.0 million decline in borrowings under our revolving credit agreement. Our current ratio, the relationship of current assets to current liabilities, was 1.59 to 1 at July 31, 2010, compared to 1.63 to 1 at August 1, 2009 and 1.71 to 1 at January 30, 2010. Inventories at July 31, 2010 were $578.1 million, up from $526.8 million at the end of the second quarter of last year, primarily in our Famous Footwear and Wholesale Operations segments, in support of higher sales levels, including our investments in wellness initiatives and accessories, and in order to be well positioned for the back-to-school season.

Recent Developments

Additional Investment in Edelman Shoe, Inc.
On June 4, 2010, we acquired the remaining 50% of our noncontrolling interest in Edelman Shoe for $40.0 million, consisting of a combination of $32.7 million of cash, including transaction fees, and $7.3 million in shares of our common stock. Edelman Shoe is a leading designer and marketer of fashion footwear. The Sam Edelman brand was launched in 2004 and is primarily sold through department stores and independent retailers. We believe the acquisition is critical to the execution of our contemporary fashion strategy, which includes providing consumers access to fashion primarily in the bridge/designer footwear price zones. See Note 3 to the condensed consolidated financial statements for additional information regarding our interests in Edelman Shoe during the first half of 2010.

Information Technology Initiatives
During 2008, we began implementation of an integrated ERP information technology system provided by third-party vendors. The ERP information technology system is replacing select existing internally developed and certain other third-party applications, and is expected to support our business model. We expect the implementation will enhance our profitability through improved management and execution of our business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during 2008 and is expected to be substantially complete in the fourth quarter of 2010. We incurred expenses of $1.9 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) and $3.6 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during the second quarter and first half of 2010, respectively, as a component of restructuring and other special charges, net related to these initiatives.  We incurred expenses of $2.0 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) and $4.6 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) during the second quarter and first half of 2009, respectively, as a component of restructuring and other special charges, net related to these initiatives.

Outlook for the Remainder of 2010
We believe our brands are well positioned in the marketplace and our investments will enable us to further capitalize on the consumers’ desire for trend-right products. We have seen positive trends continue into the third quarter of 2010, and while there remains uncertainty as to the pace of the broader economic recovery, we continue to believe that we will see solid sales growth for the Company in 2010. We expect the same-store sales of our retail businesses to grow in the high single- to low-double digit percentage range in 2010. For our wholesale business, we expect a net sales increase in 2010 in the high-teens percentage range as compared to 2009. We plan to continue increasing our investment in marketing and sharpening our focus on the consumer throughout the remainder of 2010.

Following are the consolidated results and the results by segment for the thirteen weeks and twenty-six weeks ended July 31, 2010 and August 1, 2009:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31, 2010		August 1, 2009		July 31, 2010		August 1, 2009
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$585.8	100.0%	$511.6	100.0%	$1,183.5	100.0%	$1,050.4	100.0%
Cost of goods sold	347.3	59.3%	308.0	60.2%	697.5	58.9%	638.6	60.8%
Gross profit	238.5	40.7%	203.6	39.8%	486.0	41.1%	411.8	39.2%
Selling and administrative expenses	224.5	38.3%	206.6	40.4%	448.9	38.0%	419.3	40.0%
Restructuring and other special charges, net	1.9	0.3%	2.0	0.4%	3.6	0.3%	4.6	0.4%
Operating earnings (loss)	12.1	2.1%	(5.0)	(1.0)%	33.5	2.8%	(12.1)	(1.2)%
Interest expense	(4.7)	(0.8)%	(4.9)	(0.9)%	(9.4)	(0.8)%	(10.2)	(0.9)%
Interest income	–	–	0.2	0.0%	0.1	0.0%	0.3	0.0%
Earnings (loss) before income taxes	7.4	1.3%	(9.7)	(1.9)%	24.2	2.0%	(22.0)	(2.1)%
Income tax (provision) benefit	(2.6)	(0.5)%	5.5	1.1%	(8.9)	(0.7)%	10.7	1.0%
Net earnings (loss)	$4.8	0.8%	$(4.2)	(0.8)%	$15.3	1.3%	$(11.3)	(1.1)%
Less: Net (loss) earnings attributable to noncontrolling interests	(0.5)	(0.1)%	–	–	–	–	0.5	0.0%
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$5.3	0.9%	$(4.2)	(0.8)%	$15.3	1.3%	$(11.8)	(1.1)%

Net Sales
Net sales increased $74.2 million, or 14.5%, to $585.8 million for the second quarter of 2010, compared to $511.6 million for the second quarter of last year. All segments experienced an increase in net sales during the second quarter of 2010 as compared to the second quarter of 2009.  Our Wholesale Operations segment reported a $36.6 million increase in net sales, primarily as a result of strong demand and sales growth in many of our brands, led by our Dr. Scholl’s, Sam Edelman, Vera Wang Lavender and Via Spiga divisions. Our Famous Footwear segment reported a $33.2 million increase in net sales, reflecting an 11.8% same-store sales increase, resulting from a higher conversion rate in our stores, higher average retail prices and increases in customer traffic levels. The net sales of our Specialty Retail segment increased $4.3 million, primarily reflecting a 6.8% same-store sales increase in our retail stores and higher net sales at Shoes.com.

Net sales increased $133.1 million, or 12.7%, to $1,183.5 million for the first half of 2010, compared to $1,050.4 million for the first half of last year. All segments experienced an increase in net sales during the first half of 2010 as compared to the first half of 2009.  Our Famous Footwear segment reported a $77.8 million increase in net sales, reflecting a 13.6% same-store sales increase for the same reasons as those described above for the second quarter. Our Wholesale Operations segment reported a $42.5 million increase in net sales, primarily as a result of strong demand and sales growth in many of our brands, including primarily our Dr. Scholl’s, Sam Edelman, Vera Wang Lavender, Via Spiga and Naturalizer divisions. The net sales of our Specialty Retail segment increased $12.8 million, reflecting an 11.3% same-store sales increase in our retail stores, an increase in the Canadian dollar exchange rate and higher net sales at Shoes.com.

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

Gross Profit
Gross profit increased $34.9 million, or 17.1%, to $238.5 million for the second quarter of 2010, compared to $203.6 million for the second quarter of last year, resulting from both higher net sales and a higher gross profit rate. As a percent of net sales, our gross profit increased to 40.7% for the second quarter of 2010 from 39.8% for the second quarter of last year. Our Famous Footwear segment contributed to the improvement in the gross profit rate, as the segment experienced strong sales of higher-margin categories, improved sell-through associated with its sharper focus on trend-right merchandise and a significant decrease in promotional activity during the quarter. The gross profit rate increase in our Famous Footwear segment was partially offset by a decline in the gross profit rate recognized by our Wholesale Operations segment resulting primarily from the increased mix of our wholesale brands sold to third parties as well as shifts in channel and brand mix and increased air freight costs.

Gross profit increased $74.2 million, or 18.0%, to $486.0 million for the first half of 2010, compared to $411.8 million in the first half of last year, due to both an increase in net sales and an increase in gross profit rate. As a percent of net sales, our gross profit was 41.1% in the first half of 2010, compared to 39.2% in the first half of last year. The primary driver in our improved gross profit rate was our Famous Footwear segment, as a result of strong sales of higher-margin categories and a significant decrease in promotional activity during the first half of 2010. Our Wholesale Operations segment contributed to the increase in gross profit rate as the segment experienced lower provisions for customer allowances and markdowns, resulting from improved sell-through rates at retail. In addition, our Specialty Retail segment also contributed to the increase in gross profit rate as the segment experienced improved retail sell-through resulting in lower markdowns for our retail stores.

We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $17.9 million, or 8.6%, to $224.5 million for the second quarter of 2010, compared to $206.6 million in the second quarter of last year. The increase was primarily related to increases associated with variable retail store and wholesale payroll expenses, increased marketing expenses and higher expected payments under our incentive plans.  As a percent of net sales, selling and administrative expenses decreased to 38.3% for the second quarter of 2010 from 40.4% for the second quarter of last year, reflecting the factors discussed above and better leveraging of our expense base over the higher sales volume.

Selling and administrative expenses increased $29.6 million, to $448.9 million for the first half of 2010, compared to $419.3 million in the first half of last year. We experienced higher direct selling costs, due to higher sales volume across all of our segments, higher expected payments under our incentive plans and increased marketing expenses. These increases were partially offset by a decline in our retail facilities expenses as a result of our lower store count and cost savings from initiatives implemented during 2009. As a percent of net sales, selling and administrative expenses decreased to 38.0% in the first half of 2010 from 40.0% in the first half of last year due primarily to better leveraging of our expense base over higher sales volume.

Restructuring and Other Special Charges, Net
We recorded restructuring and other special charges, net of $1.9 million for the second quarter of 2010, related to our integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications, with $2.0 million of corresponding charges during the second quarter of last year. As a percent of net sales, restructuring and other special charges, net decreased to 0.3% in the second quarter of 2010, from 0.4% in the second quarter of last year.

We recorded restructuring and other special charges, net of $3.6 million for the first half of 2010, related to our integrated ERP information technology system, with $4.6 million of corresponding charges during the first half of last year. As a percent of net sales, restructuring and other special charges, net decreased to 0.3% in the first half of 2010, from 0.4% in the first half of last year.

Operating Earnings (Loss)
We reported operating earnings of $12.1 million in the second quarter of 2010, compared to an operating loss of $5.0 million during the second quarter of last year, primarily driven by the increase in net sales and gross profit rate, partially offset by the increase in selling and administrative expenses, as described above.

We reported operating earnings of $33.5 million in the first half of 2010, compared to an operating loss of $12.1 million during the first half of last year, primarily driven by the increase in net sales and gross profit rate, partially offset by the increase in selling and administrative expenses, as described above.

Interest Expense
Interest expense decreased $0.2 million, or 2.1%, to $4.7 million for the second quarter of 2010, compared to $4.9 million for the second quarter of last year, primarily reflecting a lower interest rate on average borrowings under our revolving credit agreement.

Interest expense decreased $0.8 million, or 8.3%, to $9.4 million for the first half of 2010, compared to $10.2 million for the first half of last year, primarily reflecting lower average borrowings and lower interest rates on average borrowings under our revolving credit agreement.

Income Tax (Provision) Benefit
Our consolidated effective tax rate was a provision of 35.0% for the second quarter of 2010, compared to a benefit of 56.7% for the second quarter of last year, reflecting a change in the mix of domestic and foreign earnings and losses. Our domestic operations are generally subject to a normal combined tax rate of 35% to 39%, whereas our operations in foreign jurisdictions generally have lower tax rates.

Our consolidated effective tax rate was a provision of 36.7% in the first half of 2010, compared to a benefit of 48.7% in the first half of last year due to the same reasons as described above for the second quarter.

Net Earnings (Loss) Attributable to Brown Shoe Company, Inc.
We reported net earnings attributable to Brown Shoe Company, Inc. of $5.3 million and $15.3 million during the second quarter and first half of 2010, respectively, compared to a net loss attributable to Brown Shoe Company, Inc. of $4.2 million and $11.8 million during the second quarter and first half of last year, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31, 2010		August 1, 2009		July 31, 2010		August 1, 2009
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$347.3	100.0%	$314.1	100.0%	$709.5	100.0%	$631.7	100.0%
Cost of goods sold	187.7	54.0%	179.8	57.2%	385.7	54.4%	360.9	57.1%
Gross profit	159.6	46.0%	134.3	42.8%	323.8	45.6%	270.8	42.9%
Selling and administrative expenses	143.8	41.5%	135.1	43.1%	279.9	39.4%	268.6	42.6%
Operating earnings (loss)	$15.8	4.5%	$(0.8)	(0.3)%	$43.9	6.2%	$2.2	0.3%

Key Metrics
Same-store sales % change	11.8%		(6.7)%		13.6%		(5.9)%
Same-store sales $ change	$35.8		$(21.5)		$82.4		$(36.9)
Sales change from new and closed stores, net	$(2.6)		$9.4		$(4.6)		$23.6

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$44		$39		$89		$78
Sales per square foot, excluding e-commerce (trailing twelve-months)	$179		$162		$179		$162
Square footage (thousand sq. ft.)	7,845		8,091		7,845		8,091

Stores opened	7		13		18		52
Stores closed	13		12		19		23
Ending stores	1,128		1,167		1,128		1,167

Net Sales
Net sales increased $33.2 million, or 10.6%, to $347.3 million for the second quarter of 2010, compared to $314.1 million for the second quarter of last year. Same-store sales increased 11.8% during the second quarter of 2010, reflecting an improved retail environment resulting in a higher conversion rate in our stores, higher average retail prices and increases in customer traffic levels. A lower store count partially offset the same-store sales increase. During the second quarter of 2010, we opened seven new stores and closed 13 stores, resulting in 1,128 stores and total square footage of 7.8 million at the end of the second quarter of 2010, compared to 1,167 stores and total square footage of 8.1 million at the end of the second quarter of last year. As a result of the same-store sales increase, sales per square foot increased 12.9% to $44, compared to $39 in the second quarter of last year. Our customer loyalty program, Rewards, continues to account for a majority of the segment’s sales, as approximately 59% of our net sales were made to members of our Rewards program in the second quarter of 2010, compared to 61% in the second quarter of last year.

Net sales increased $77.8 million, or 12.3%, to $709.5 million in the first half of 2010, compared to $631.7 million in the first half of last year. Same-store sales increased 13.6% for the first half of 2010 for the same reasons as those described above for the second quarter. Our same-store sales increase was partially offset by a lower store count. As a result of the same-store sales increase, sales per square foot increased 14.4% to $89, compared to $78 in the first half of last year.

Gross Profit
Gross profit increased $25.3 million, or 18.8%, to $159.6 million for the second quarter of 2010, compared to $134.3 million for the second quarter of last year, due to the higher net sales and a higher gross profit rate. As a percent of net sales, our gross profit was 46.0% for the second quarter of 2010, compared to 42.8% for the second quarter of last year. The increase in our gross profit rate was driven by strong sales of higher-margin categories and a significant decrease in promotional activity during the quarter.

Gross profit increased $53.0 million, or 19.6%, to $323.8 million in the first half of 2010, compared to $270.8 million in the first half of last year, reflecting an increase in net sales and a higher gross profit rate. As a percent of net sales, our gross profit was 45.6% in the first half of 2010, up from 42.9% in the first half of last year due to the same factors described above for the second quarter.

Selling and Administrative Expenses
Selling and administrative expenses increased $8.7 million, or 6.4%, to $143.8 million for the second quarter of 2010, compared to $135.1 million for the second quarter of last year. The increase was primarily attributable to higher selling and merchandising expenses, some of which are variable with higher sales volume, higher marketing expenses and higher expected payments under our incentive plans. These increases were partially offset by lower retail facilities expenses, primarily resulting from the lower store count. As a percent of net sales, selling and administrative expenses decreased to 41.5% for the second quarter of 2010, compared to 43.1% for the second quarter of last year, reflecting the above named factors and better leveraging of our expense base over the higher sales volume.

Selling and administrative expenses increased $11.3 million, or 4.2%, to $279.9 million for the first half of 2010, compared to $268.6 million in the first half of last year, due to the same factors as described above for the second quarter of 2010. As a percentage of net sales, selling and administrative expenses decreased to 39.4% in the first half of 2010 from 42.6% in the first half of last year, reflecting the above named factors and better leveraging of our expense base over the higher sales volume.

Operating Earnings (Loss)
Operating earnings increased $16.6 million, or 1,961.8%, to $15.8 million for the second quarter of 2010, compared to an operating loss of $0.8 million for the second quarter of last year. The increase reflects the continued improvement in our business, a higher conversion rate in our stores, higher average retail prices and increases in customer traffic levels. These factors resulted in an increase in net sales and gross profit rate, partially offset by the increase in selling and administrative expenses, as described above. As a percent of net sales, operating earnings increased to 4.5% in the second quarter of 2010, compared to an operating loss of 0.3% in the second quarter of last year.

Operating earnings increased $41.7 million, or 1,900.6%, to $43.9 million for the first half of 2010, compared to $2.2 million in the first half of last year for the same reasons as those described above for the second quarter. As a percent of net sales, operating earnings increased to 6.2% in the first half of 2010, compared to 0.3% in the first half of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31, 2010		August 1, 2009		July 31, 2010		August 1, 2009
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$178.6	100.0%	$142.0	100.0%	$353.4	100.0%	$310.9	100.0%
Cost of goods sold	124.5	69.7%	95.7	67.4%	242.7	68.7%	215.2	69.2%
Gross profit	54.1	30.3%	46.3	32.6%	110.7	31.3%	95.7	30.8%
Selling and administrative expenses	44.9	25.1%	38.3	27.0%	92.7	26.2%	81.9	26.4%
Restructuring and other special charges, net	0.2	0.1%	0.1	0.1%	0.3	0.1%	–	–
Operating earnings	$9.0	5.1%	$7.9	5.5%	$17.7	5.0%	$13.8	4.4%

Key Metrics
Unfilled order position at end of period	$317.2		$198.8

Net Sales
Net sales increased $36.6 million, or 25.8%, to $178.6 million for the second quarter of 2010, compared to $142.0 million for the second quarter of last year. Demand for many of our brands continued to strengthen in the second quarter of 2010, as our brand performance at our retail customers improved.  We experienced sales growth in many of our brands, including primarily our Dr. Scholl’s, Sam Edelman, Vera Wang Lavender and Via Spiga divisions. The sales growth was partially offset by a sales decline in our Children’s division. The sales growth was driven by sales increases across all of our channels of distribution, particularly in the mid-tier channel. The Company’s unfilled order position increased $118.4 million, or 59.5%, to $317.2 million as of July 31, 2010, as compared to $198.8 million as of August 1, 2009. This percentage increase was consistent with the percentage increase in the first quarter of 2010 and continues to reflect both our strong growth expectations and the earlier receipt of orders from our retail customers in 2010, impacted by shifts in capacity in China and retail order flow. Although our unfilled order position has increased 59.5% over last year, as mentioned earlier, we expect a net sales increase in 2010 for our Wholesale Operations in the high-teens percentage range as compared to 2009.

Net sales increased $42.5 million, or 13.7%, to $353.4 million in the first half of 2010, compared to $310.9 million in the first half of last year. We experienced sales growth from many of our brands, including primarily our Dr. Scholl’s, Sam Edelman, Vera Wang Lavender, Via Spiga and Naturalizer divisions. The sales growth was partially offset by sales declines in our Children’s and Etienne Aigner divisions. The sales growth was driven by sales increases across most of our channels of distribution, partially offset by sales declines in our mass merchandise channel.

Gross Profit
Gross profit increased $7.8 million, or 16.8%, to $54.1 million for the second quarter of 2010, compared to $46.3 million for the second quarter of last year, due to the increase in net sales, partially offset by a decline in gross profit rate. As a percent of net sales, our gross profit decreased to 30.3% for the second quarter of 2010 from 32.6% for the second quarter of last year. The decrease in the gross profit rate was due primarily to the increased mix of our wholesale brands sold to third parties as well as shifts in channel and brand mix and increased air freight costs.

Gross profit increased $15.0 million, or 15.7%, to $110.7 million in the first half of 2010, compared to $95.7 million in the first half of last year. As a percent of net sales, our gross profit increased to 31.3% in the first half of 2010 from 30.8% in the first half of last year. The increase in the gross profit rate was primarily due to lower provisions for customer allowances and markdowns, partially offset by the increased mix of our wholesale brands being sold to third parties, as discussed above.

Selling and Administrative Expenses
Selling and administrative expenses increased $6.6 million, or 17.1%, to $44.9 million for the second quarter of 2010, compared to $38.3 million for the second quarter of last year, due primarily to $1.4 million of higher expected payments under our incentive plans and higher marketing expenses. As a percent of net sales, selling and administrative expenses decreased to 25.1% for the second quarter of 2010, compared to 27.0% for the second quarter of last year, reflecting the above named factors and better leveraging of our expense base over the higher sales volume.

Selling and administrative expenses increased $10.8 million, or 13.1%, to $92.7 million for the first half of 2010, compared to $81.9 million in the first half of last year, due primarily to $4.3 million of higher expected payments under our incentive plans. We also experienced increases in marketing expenses and higher selling and merchandising expenses, some of which are variable with higher sales volume. As a percent of net sales, selling and administrative expenses decreased to 26.2% in the first half of 2010 from 26.4% in the first half of last year, reflecting better leveraging of our expense base over the higher sales volume.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $0.2 million during the second quarter of 2010, with $0.1 million of corresponding charges during the second quarter of last year. All charges incurred during the first half of 2010 and 2009 are related to our integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications.

Operating Earnings
Operating earnings increased $1.1 million, or 14.5%, to $9.0 million for the second quarter of 2010, compared to $7.9 million for the second quarter of last year. The increase was primarily driven by the increase in net sales, partially offset by the decrease in gross profit rate and increase in selling and administrative expenses, as described above. As a percent of net sales, operating earnings declined to 5.1% for the second quarter of 2010, compared to 5.5% for the second quarter of last year.

Operating earnings increased $3.9 million, or 28.4%, to $17.7 million for the first half of 2010, compared to $13.8 million in the first half of last year due to the increase in net sales and gross profit rate, partially offset by the increase in selling and administrative expenses, as described above. As a percent of net sales, operating earnings increased to 5.0% in the first half of 2010, compared to 4.4% in the first half of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 31, 2010		August 1, 2009		July 31, 2010		August 1, 2009
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$59.8	100.0%	$55.5	100.0%	$120.6	100.0%	$107.8	100.0%
Cost of goods sold	35.0	58.6%	32.5	58.4%	69.1	57.3%	62.5	58.0%
Gross profit	24.8	41.4%	23.0	41.6%	51.5	42.7%	45.3	42.0%
Selling and administrative expenses	27.5	46.0%	27.3	49.4%	57.2	47.4%	55.8	51.8%
Operating loss	$(2.7)	(4.6)%	$(4.3)	(7.8)%	$(5.7)	(4.7)%	$(10.5)	(9.8)%

Key Metrics
Same-store sales % change	6.8%		(3.8)%		11.3%		(4.9)%
Same-store sales $ change	$2.7		$(1.6)		$8.5		$(3.8)
Sales change from new and closed stores, net	$(1.7)		$(0.2)		$(3.9)		$0.6
Impact of changes in Canadian exchange rate on sales	$1.4		$(1.9)		$4.3		$(4.8)
Sales change of e-commerce subsidiary	$1.9		$(3.8)		$3.9		$(5.2)

Sales per square foot, excluding e-commerce (thirteen and twenty- six weeks ended)	$94		$83		$180		$152
Sales per square foot, excluding e-commerce (trailing twelve- months)	$371		$326		$371		$326
Square footage (thousand sq. ft.)	435		467		435		467

Stores opened	–		1		2		2
Stores closed	5		11		20		19
Ending stores	264		289		264		289

Net Sales
Net sales increased $4.3 million, or 7.8%, to $59.8 million for the second quarter of 2010, compared to $55.5 million for the second quarter of last year. A same-store sales increase of 6.8% in our retail stores, higher net sales at Shoes.com and an increase in the Canadian dollar exchange rate led to an overall increase in our level of net sales. A lower store count, as a result of store closings, partially offset the net sales increases. The net sales of Shoes.com increased $1.9 million, or 14.8%, to $14.8 million for the second quarter of 2010, compared to $12.9 million for the second quarter of last year, reflecting an increase in site visits. We did not open any new stores and closed five stores during the second quarter of 2010, resulting in a total of 264 stores (including eight Naturalizer stores in China) and total square footage of 435,000 at the end of the second quarter of 2010, compared to 289 stores (including 13 Naturalizer stores in China) and total square footage of 467,000 at the end of the second quarter of last year. As a result of the increases in same-store sales and the Canadian dollar exchange rate, sales per square foot, excluding e-commerce, increased 13.2% to $94 for the second quarter of 2010, compared to $83 for the second quarter of last year.

Net sales increased $12.8 million, or 11.9%, to $120.6 million in the first half of 2010, compared to $107.8 million in the first half of last year. A same-store sales increase of 11.3% in our retail stores, an increase in the Canadian dollar exchange rate and higher net sales at Shoes.com led to an overall increase in our level of net sales. A lower store count partially offset the same-store sales increase. The net sales at Shoes.com increased $3.9 million, or 13.9%, to $31.8 million in the first half of 2010, compared to $27.9 million in the first half of last year. Sales per square foot, excluding e-commerce, increased 18.7% to $180, compared to $152 in the first half of last year as a result of the increases in same-store sales and the Canadian dollar exchange rate.

Gross Profit
Gross profit increased $1.8 million, or 7.5%, to $24.8 million for the second quarter of 2010, compared to $23.0 million for the second quarter of last year, primarily reflecting higher net sales. As a percent of net sales, our gross profit decreased to 41.4% for the second quarter of 2010 from 41.6% for the second quarter of last year. The decrease in our overall rate was primarily driven by a lower gross profit rate for Shoes.com, partially offset by improved retail sell-through resulting in lower markdowns for our retail stores.

Gross profit increased $6.2 million, or 13.7%, to $51.5 million in the first half of 2010, compared to $45.3 million in the first half of last year, reflecting higher net sales and a higher gross profit rate. As a percentage of net sales, our gross profit increased to 42.7% in the first half of 2010 from 42.0% in the first half of last year due to improved retail sell-through resulting in lower markdowns for our retail stores, partially offset by a decline in gross profit rate for Shoes.com.

Selling and Administrative Expenses
Selling and administrative expenses increased $0.2 million, or 0.6%, to $27.5 million for the second quarter of 2010, compared to $27.3 million for the second quarter of last year, due primarily to an increase in the Canadian dollar exchange rate, partially offset by declines in retail facilities expenses, primarily resulting from the lower store count. As a percent of net sales, selling and administrative expenses decreased to 46.0% for the second quarter of 2010, compared to 49.4% for the second quarter of last year, reflecting the factors listed above and better leveraging of our expense base over the higher sales volume.

Selling and administrative expenses increased $1.4 million, or 2.5%, to $57.2 million for first half of 2010, compared to $55.8 million in the first half of last year, due to the same factors as described above for the second quarter. As a percent of net sales, selling and administrative expenses decreased to 47.4% in the first half of 2010 from 51.8% in the first half of last year, reflecting better leveraging of our expense base over higher sales volume.

Operating Loss
Specialty Retail reported an operating loss of $2.7 million for the second quarter of 2010, compared to an operating loss of $4.3 million for the second quarter of last year, due primarily to an increase in net sales, partially offset by a decline in gross profit rate and increased selling and administrative expenses, as described above.

Specialty Retail reported an operating loss of $5.7 million in the first half of 2010, compared to an operating loss of $10.5 million in the first half of last year, as a result of an increase in net sales and gross profit rate, partially offset by increased selling and administrative expenses, as described above.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $9.9 million for the second quarter of 2010, compared to costs of $7.7 million for the second quarter of last year.

There were several factors impacting the $2.2 million variance, as follows:

•
Incentive plans – Our selling and administrative expenses were higher by $2.2 million during the second quarter of 2010, as compared to the second quarter of last year, due to higher expected payments under our incentive plans.

•
Lower expenses related to director compensation expenses, as certain director compensation arrangements are variable based on the Company’s stock price, which decreased during the second quarter of 2010.

•
Information technology initiatives – We incurred expenses of $1.7 million during the second quarter of 2010 related to our integrated ERP information technology system, $0.2 million lower than the $1.9 million in corresponding expenses incurred during the second quarter of last year.

Unallocated corporate administrative expenses and other costs, net of recoveries, were $22.5 million in the first half of 2010, compared to $17.6 million in the first half of last year.

There were several factors impacting the $4.9 million variance, as follows:

•
Incentive plans – Our selling and administrative expenses were higher by $3.6 million during the first half of 2010, as compared to the first half of last year, reflecting higher expected payments under our incentive plans.

•	Higher expenses related to director compensation expenses, as certain director compensation arrangements are variable based on the Company’s stock price, which increased during the first half of 2010.
•
Information technology initiatives – We incurred expenses of $3.3 million during the first half of 2010, related to our integrated ERP information technology system, $1.3 million lower than the $4.6 million in corresponding expenses during the first half of last year.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	July 31, 2010	August 1, 2009	January 30, 2010
Borrowings under revolving credit agreement	$35.5	$47.5	$94.5
Senior notes	150.0	150.0	150.0
Total debt	$185.5	$197.5	$244.5

Despite a $32.7 million cash outlay associated with our investment in Edelman Shoe during the second quarter of 2010, as discussed in Note 3 to the condensed consolidated financial statements, our total debt obligations decreased $12.0 million to $185.5 million at July 31, 2010, compared to $197.5 million at August 1, 2009. Total debt obligations decreased $59.0 million from $244.5 million at January 30, 2010. The decreases between periods resulted from having fewer borrowings outstanding under our revolving credit agreement at July 31, 2010, reflecting our strong financial performance and generation of operating cash flow in the first half of 2010. Interest expense for the second quarter of 2010 decreased $0.2 million to $4.7 million, compared to $4.9 million for the second quarter of last year primarily due to lower interest rates on average borrowings under our revolving credit agreement. Interest expense in the first half of 2010 decreased $0.8 million to $9.4 million, compared to $10.2 million in the first half of last year primarily due to lower average borrowings and lower interest rates on average borrowings under our revolving credit agreement.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance as of July 31, 2010.

At July 31, 2010, we had $35.5 million of borrowings outstanding and $12.6 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $331.9 million at the end of the second quarter of 2010.

We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs and capital expenditure plans and provide liquidity for potential acquisitions.

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

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of July 31, 2010, we were in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	July 31, 2010	August 1, 2009	Increase/ (Decrease)

Net cash provided by operating activities	$27.0	$49.7	$(22.7)
Net cash used for investing activities	(24.7)	(28.8)	4.1
Net cash used for financing activities	(97.4)	(71.1)	(26.3)
Effect of exchange rate changes on cash	–	0.6	(0.6)
Decrease in cash and cash equivalents	$(95.1)	$(49.6)	$(45.5)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was lower by $22.7 million, reflecting several factors:
•	A larger increase in inventories in the first half of 2010 compared to the first half of last year due to the timing and amount of sales as well as purchases to support higher sales levels; and
•	An increase in receivables during the first half of 2010 as compared to a decrease in the first half of last year due to the timing and amount of receipts and sales.
Partially offset by,
•	An increase in trade accounts payable during the first half of 2010 as compared to the first half of last year due to the timing and amount of purchases and payments to vendors; and
•	An increase in net earnings.

Cash used for investing activities was lower by $4.1 million primarily as a result of lower purchases of property and equipment related to our new and remodeled stores. In addition, the first half of 2009 included capital expenditures related to a new distribution center, whereas no corresponding expenditures occurred during the first half of 2010. At our retail divisions, we opened 20 stores during the first half of 2010 compared to 54 stores in the first half of 2009.  In 2010, we expect purchases of property and equipment and capitalized software of approximately $60.0 million to $63.0 million, primarily related to our information technology initiatives, new and remodeled stores, logistics network and general infrastructure.

Cash used for financing activities was higher by $26.3 million primarily due to the acquisition of the remaining 50% of our noncontrolling interest in Edelman Shoe. See Note 3 to the condensed consolidated financial statements for additional information regarding our interests in Edelman Shoe during the first half of 2010.

A summary of key financial data and ratios at the dates indicated is as follows:

	July 31, 2010	August 1, 2009	January 30, 2010

Working capital ($ millions)	$ 278.1	$ 263.2	$ 294.2

Current ratio	1.59:1	1.63:1	1.71:1

Total debt as a percentage of total capitalization	32.1%	33.7%	37.3%

Working capital at July 31, 2010, was $278.1 million, which was $16.1 million lower than at January 30, 2010 and $14.9 million higher than at August 1, 2009. Our current ratio, the relationship of current assets to current liabilities, decreased to 1.59 to 1 compared to 1.71 to 1 at January 30, 2010 and 1.63 to 1 at August 1, 2009. The decrease compared to January 30, 2010 was primarily attributable to higher trade accounts payable and lower cash and cash equivalents, partially offset by higher inventories, lower borrowings under our revolving credit agreement and higher receivables. The decrease compared to August 1, 2009 was primarily attributable to higher trade accounts payable, lower prepaid expenses and other current assets and lower cash and cash equivalents, partially offset by higher inventories and receivables and lower borrowings under our revolving credit agreement. Our debt-to-capital ratio, the ratio of our debt obligations to the sum of our debt obligations and equity, was 32.1% as of July 31, 2010, compared to 37.3% as of January 30, 2010 and 33.7% as of August 1, 2009. The decline from January 30, 2010 and August 1, 2009 primarily reflected a decline in borrowings under our revolving credit agreement.

At July 31, 2010, we had $30.7 million of cash and cash equivalents, a portion of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. As a result of recently issued Internal Revenue Service guidelines expanding the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. is able to more fully utilize the cash and cash equivalents of its foreign subsidiaries than in the past, better managing the liquidity needs of the consolidated company and minimizing interest expense on a consolidated basis.

We paid dividends of $0.07 per share in both the second quarter of 2010 and the second quarter of 2009. On August 23, 2010, the Board of Directors declared a quarterly dividend of $0.07 per share, payable October 1, 2010 to shareholders of record on September 17, 2010, marking the 351st consecutive quarterly dividend to be paid by the Company. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At July 31, 2010, we were contingently liable for remaining lease commitments of approximately $1.4 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, long-term debt, interest on long-term debt, minimum license commitments, borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations related to our restructuring and expense and capital containment initiatives. There have been no significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 30, 2010, other than the reduction of our obligations related to restructuring and expense and capital containment initiatives as a result of settlements during the first half of 2010 as disclosed in Note 6 to the condensed consolidated financial statements and those which occur in the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings/payments under our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals).

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of July 31, 2010, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing an integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications. Implementation began in 2008 and is scheduled to be substantially complete in the fourth quarter of 2010. We have updated our internal control over financial reporting as necessary to accommodate the modifications to our business processes and related internal control over financial reporting. This ERP system, along with the internal control over financial reporting impacted by the phased implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the phased implementation continues, existing controls and the controls affected by the implementation of the new system were evaluated as being appropriate and effective. As the Company continues the phased implementation of the new ERP system, it expects that there will be additional changes in business processes and related internal control over financial reporting. Our assessment of the operating effectiveness of internal control over financial reporting will be performed as part of our annual evaluation of internal control over financial reporting as of January 29, 2011. There were no other significant changes to internal control over financial reporting during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2010:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

May 2, 2010 – May 29, 2010	–	$–	–	2,500,000

May 30, 2010 – July 3, 2010	–	–	–	2,500,000

July 4, 2010 – July 31, 2010	–	–	–	2,500,000

Total	–	$–	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the second quarter of 2010; therefore, there were 2.5 million shares authorized to be purchased under the program as of July 31, 2010. Our repurchases of common stock are limited under our debt agreements.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of Brown Shoe Company, Inc. (the “Company”), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007 and filed June 5, 2007.

3.2		Bylaws of the Company as amended through October 2, 2008, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated October 8, 2008 and filed October 8, 2008.
4.1	†
Supplemental Indenture for 8.75% Senior Notes due 2012, dated as of June 18, 2010, between Edelman Shoe, Inc., the Company and U.S. Bank National Association, a national banking association, as successor to SunTrust Bank, as trustee.

10.1 10.2 10.3 10.4 10.5 10.6	†# †* †* †* †* †*
Second Amended and Restated Credit Agreement, dated as of January 21, 2009 (the “Credit Agreement”), among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and Bank of America, N.A., as lead issuing bank, administrative agent and collateral agent, Wells Fargo Retail Finance, LLC, as syndication agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents, and the other financial institutions party thereto, as lenders.
Summary of compensatory arrangements for the named executive officers of the Company.
Amendment letter dated December 18, 2009, to the Severance Agreement (April 1, 2006), between the Company and Ronald A. Fromm.
Severance Agreement, effective April 1, 2006, between the Company and Richard M. Ausick.
Severance Agreement, effective April 1, 2009, between the Company and Mark D. Lardie.
Form of Amendment letter dated December 18, 2009, to the Severance Agreements between the Company and each of: Richard M. Ausick, Mark E. Hood, Mark D. Lardie, Diane M. Sullivan, and Joseph W. Wood.

10.7	†
Joinder to Credit Agreement, made as of June 18, 2010, by and between Edelman Shoe, Inc. and Bank of America, N.A., as Administrative Agent and Collateral Agent for the lenders party to the Credit Agreement.

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
# Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
* Denotes management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: September 7, 2010	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer