Form 10-Q
period 2010-10-30
BROWN SHOE CO INC
filed 2010-12-07
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 30, 2010

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐     No ☑

As of November 27, 2010, 43,866,828 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	October 30, 2010	October 31, 2009	January 30, 2010
Assets
Current assets
Cash and cash equivalents	$29,707	$34,102	$125,833
Receivables	131,352	84,884	84,297
Inventories	539,881	450,156	456,682
Prepaid expenses and other current assets	31,910	25,116	41,437
Total current assets	732,850	594,258	708,249

Other assets	122,996	117,304	113,114
Intangible assets, net	72,218	78,919	77,226
Property and equipment	420,487	420,227	418,765
Allowance for depreciation	(283,954)	(270,973)	(277,204)
Net property and equipment	136,533	149,254	141,561
Total assets	$1,064,597	$939,735	$1,040,150

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$113,000	$50,000	$94,500
Trade accounts payable	172,789	136,977	177,700
Other accrued expenses	154,895	128,336	141,863
Total current liabilities	440,684	315,313	414,063

Other liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	35,631	40,186	38,869
Other liabilities	28,554	30,639	25,991
Total other liabilities	214,185	220,825	214,860

Equity
Common stock	439	428	429
Additional paid-in capital	132,167	150,813	152,314
Accumulated other comprehensive income (loss)	2,250	(4,224)	177
Retained earnings	273,948	247,202	249,251
Total Brown Shoe Company, Inc. shareholders’ equity	408,804	394,219	402,171
Noncontrolling interests	924	9,378	9,056
Total equity	409,728	403,597	411,227
Total liabilities and equity	$1,064,597	$939,735	$1,040,150
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$716,093	$625,635	$1,899,567	$1,675,996
Cost of goods sold	433,874	366,692	1,131,318	1,005,249
Gross profit	282,219	258,943	768,249	670,747
Selling and administrative expenses	247,089	222,384	696,052	641,721
Restructuring and other special charges, net	1,852	2,222	5,460	6,834
Operating earnings	33,278	34,337	66,737	22,192
Interest expense	(4,916)	(5,029)	(14,238)	(15,192)
Interest income	46	52	113	340
Earnings before income taxes	28,408	29,360	52,612	7,340
Income tax provision	(9,918)	(12,356)	(18,799)	(1,623)
Net earnings	$18,490	$17,004	$33,813	$5,717
Less: Net (loss) earnings attributable to noncontrolling interests	(83)	704	(67)	1,265
Net earnings attributable to Brown Shoe Company, Inc.	$18,573	$16,300	$33,880	$4,452

Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.42	$0.38	$0.78	$0.10

Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.42	$0.38	$0.77	$0.10

Dividends per common share	$0.07	$0.07	$0.21	$0.21
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	October 30, 2010	October 31, 2009

Operating Activities
Net earnings	$33,813	$5,717
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation	24,487	27,454
Amortization of capitalized software	7,510	6,084
Amortization of intangibles	5,008	5,081
Amortization of debt issuance costs	1,646	1,646
Share-based compensation expense	4,494	3,168
Tax deficiency related to share-based plans	212	31
Loss on disposal of facilities and equipment	783	756
Impairment charges for facilities and equipment	2,273	2,928
Deferred rent	(3,238)	(1,528)
Provision for doubtful accounts	286	529
Foreign currency transaction gains	(36)	(119)
Changes in operating assets and liabilities:
Receivables	(47,317)	(1,102)
Inventories	(82,520)	17,646
Prepaid expenses and other current and noncurrent assets	15,698	17,527
Trade accounts payable	(5,064)	(15,709)
Accrued expenses and other liabilities	9,981	(9,270)
Other, net	(854)	(2,573)
Net cash (used for) provided by operating activities	(32,838)	58,266

Investing Activities
Purchases of property and equipment	(22,282)	(22,201)
Capitalized software	(18,632)	(17,924)
Net cash used for investing activities	(40,914)	(40,125)

Financing Activities
Borrowings under revolving credit agreement	753,000	644,400
Repayments under revolving credit agreement	(734,500)	(706,900)
Acquisition of noncontrolling interests (Edelman Shoe, Inc.)	(32,692)	–
Dividends paid	(9,183)	(9,007)
Proceeds from stock options exercised	561	–
Contributions by noncontrolling interests	527	–
Tax deficiency related to share-based plans	(212)	(31)
Net cash used for financing activities	(22,499)	(71,538)
Effect of exchange rate changes on cash and cash equivalents	125	599
Decrease in cash and cash equivalents	(96,126)	(52,798)
Cash and cash equivalents at beginning of period	125,833	86,900
Cash and cash equivalents at end of period	$29,707	$34,102
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders. The following table sets forth the computation of basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

NUMERATOR
Net earnings attributable to Brown Shoe Company, Inc. before allocation of earnings to participating securities	$18,573	$16,300	$33,880	$4,452
Less: Earnings allocated to participating securities	(638)	(485)	(1,169)	(271)
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$17,935	$15,815	$32,711	$4,181

DENOMINATOR
Denominator for basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	42,348	41,588	42,083	41,579
Dilutive effect of share-based awards	260	65	287	–
Denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	42,608	41,653	42,370	41,579

Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.42	$0.38	$0.78	$0.10

Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.42	$0.38	$0.77	$0.10

Options to purchase 1,302,320 and 1,513,791 shares of common stock for the thirteen weeks and 1,172,070 and 1,692,754 shares for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 5	Comprehensive Income and Changes in Equity

Comprehensive income includes changes in equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended October 30, 2010 and October 31, 2009:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net earnings	$18,490	$17,004	$33,813	$5,717

Other comprehensive income (loss) (“OCI”), net of tax:
Foreign currency translation adjustment	510	(92)	1,550	2,569
Unrealized gains (losses) on derivative instruments, net of tax of $99 and $51 in the thirteen weeks and $143 and $464 in the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively	152	132	339	(1,145)
Net loss from derivatives reclassified into earnings, net of tax of $16 and $4 in the thirteen weeks and $105 and $72 in the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively	27	16	196	136
	689	56	2,085	1,560
Comprehensive income	$19,179	$17,060	$35,898	$7,277
Less: Comprehensive (loss) income attributable to noncontrolling interests	(77)	705	(55)	1,268
Comprehensive income attributable to Brown Shoe Company, Inc.	$19,256	$16,355	$35,953	$6,009

The following table sets forth the balance in accumulated other comprehensive income (loss) for the Company at October 30, 2010, October 31, 2009 and January 30, 2010:

($ thousands)	October 30, 2010	October 31, 2009	January 30, 2010
Foreign currency translation gains	$5,692	$3,286	$4,154
Unrealized losses on derivative instruments, net of tax	(182)	(741)	(717)
Pension and other postretirement benefits, net of tax	(3,260)	(6,769)	(3,260)
Accumulated other comprehensive income (loss)	$2,250	$(4,224)	$177

See additional information related to derivative instruments in Note 12 and Note 13 to the condensed consolidated financial statements and additional information related to pension and other postretirement benefits in Note 10 to the condensed consolidated financial statements.

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the thirty-nine weeks ended October 30, 2010 and October 31, 2009:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2010	$402,171	$9,056	$411,227
Comprehensive income (loss)	35,953	(55)	35,898
Dividends paid	(9,183)	–	(9,183)
Contributions by noncontrolling interests	–	527	527
Acquisition of noncontrolling interests (Edelman Shoe, Inc.)
Stock issued in connection with the acquisition of the noncontrolling interest	7,309	–	7,309
Distribution to noncontrolling interest	(31,397)	(8,604)	(40,001)
Stock issued under share-based plans	(331)	–	(331)
Tax deficiency related to share-based plans	(212)	–	(212)
Share-based compensation expense	4,494	–	4,494
Equity at October 30, 2010	$408,804	$924	$409,728

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2009	$394,104	$8,110	$402,214
Comprehensive income	6,009	1,268	7,277
Dividends paid	(9,007)	–	(9,007)
Stock issued under share-based plans	(24)	–	(24)
Tax deficiency related to share-based plans	(31)	–	(31)
Share-based compensation expense	3,168	–	3,168
Equity at October 31, 2009	$394,219	$9,378	$403,597

Note 6	Restructuring and Other Special Charges, Net

Information Technology Initiatives
During 2008, the Company began implementation of an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. The ERP information technology system is replacing select existing internally developed and certain other third-party applications, and is expected to better support the Company’s business model. The Company expects the implementation will enhance its profitability through improved management and execution of its business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during 2008 and is expected to be substantially complete in the fourth quarter of 2010. The Company incurred expenses of $1.9 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) and $5.5 million ($3.6 million on an after-tax basis, or $0.09 per diluted share) during the thirteen weeks and thirty-nine weeks ended October 30, 2010, respectively, as a component of restructuring and other special charges, net, related to these initiatives. Of the $1.9 million and $5.5 million in expenses recorded during the thirteen weeks and thirty-nine weeks ended October 30, 2010, respectively, $0.2 million and $0.6 million, respectively, were recorded in the Wholesale Operations segment and the remaining expense was recorded in the Other segment. The Company incurred expenses of $2.2 million ($1.4 million on an after-tax basis, or $0.04 per diluted share) and $6.8 million ($4.4 million on an after-tax basis, or $0.10 per diluted share) during the thirteen weeks and thirty-nine weeks ended October 31, 2009, respectively, as a component of restructuring and other special charges, net, related to these initiatives. Of the $2.2 million and $6.8 million in expenses recorded during the thirteen weeks and thirty-nine weeks ended October 31, 2009, respectively, $0.1 million was recorded in the Wholesale Operations segment for each period and the remaining expense was recorded in the Other segment. During the full year of 2008, the Company incurred expenses of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share), and these expenses were reflected within the Other segment. During the full year of 2009, the Company incurred expenses of $9.2 million ($5.8 million on an after-tax basis, or $0.14 per diluted share), of which $0.3 million was recorded in the Wholesale Operations segment, and the remaining expense was recorded in the Other segment.

Organizational Changes
During November 2009, the Company made a series of changes within its leadership team as two executives announced plans to retire during 2010. During the fourth quarter of 2009, the Company incurred charges of $4.6 million ($2.8 million on an after-tax basis, or $0.07 per diluted share), related to their retirement. All of the costs recorded during 2009 were reflected within the Other segment as a component of restructuring and other special charges, net. No additional charges have been incurred during the thirty-nine weeks ended October 30, 2010. All charges have been settled in 2010.

Expense and Capital Containment Initiatives
During 2008, the Company announced expense and capital containment initiatives in an effort to proactively position itself for continued challenges in the retail environment. These initiatives included a voluntary separation program, changes in compensation structure, further rationalization of operating expenses and the closing of certain functions at its Fredericktown, Missouri, distribution center. The Company incurred charges of $30.9 million ($19.1 million on an after-tax basis, or $0.46 per diluted share) during 2008. These costs included employee-related costs for severance, including healthcare benefits and enhanced pension benefits, as well as facility and other costs. The Company has incurred no further charges related to these initiatives.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility	Other	Total
Original charges and reserve balance	$24.7	$6.0	$0.2	$30.9
Amounts settled in 2008	(5.3)	(2.7)	–	(8.0)
Amounts settled in 2009	(15.3)	(2.1)	(0.2)	(17.6)
Reserve balance at January 30, 2010	$4.1	$1.2	$–	$5.3
Amounts settled in first quarter 2010	(2.3)	(0.2)	–	(2.5)
Reserve balance at May 1, 2010	$1.8	$1.0	$–	$2.8
Amounts settled in second quarter 2010	(0.1)	(1.0)	–	(1.1)
Reserve balance at July 31, 2010	$1.7	$–	$–	$1.7
Amounts settled in third quarter 2010	(0.5)	–	–	(0.5)
Reserve balance at October 30, 2010	$1.2	$–	$–	$1.2

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

Headquarters Consolidation
During 2008, the Company relocated its Famous Footwear division headquarters from Madison, Wisconsin, to St. Louis, Missouri, to foster collaboration, increase the Company’s speed to market and strengthen its connection with consumers. The Company incurred charges of $29.8 million ($18.2 million on an after-tax basis, or $0.44 per diluted share) during 2008. These costs included employee-related costs for relocation, severance, recruiting and retention, as well as facility and other costs. All of the costs recorded during 2008 were reflected within the Other segment as a component of restructuring and other special charges, net. During 2008, a tax benefit of $11.6 million associated with the costs was recorded. The write-off of assets during 2008 of $3.4 million, included in facility costs, was a noncash item. During 2009, the Company recorded income of $1.9 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) as a result of an expanded sublease arrangement.  The Company incurred no related charges or income during the thirty-nine weeks ended October 30, 2010.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Facility	Other	Total
Original charges and reserve balance	$6.6	$8.3	$4.6	$9.2	$1.1	$29.8
Amounts settled in 2008	(4.7)	(6.2)	(4.3)	(3.6)	(1.0)	(19.8)
Reserve reduction in 2009	–	–	–	(1.9)	–	(1.9)
Amounts settled in 2009	(1.9)	(1.7)	(0.2)	(1.9)	(0.1)	(5.8)
Reserve balance at January 30, 2010	$–	$0.4	$0.1	$1.8	$–	$2.3
Amounts settled in first quarter 2010	–	–	–	(0.3)	–	(0.3)
Reserve balance at May 1, 2010	$–	$0.4	$0.1	$1.5	$–	$2.0
Amounts settled in second quarter 2010	–	(0.4)	(0.1)	(0.4)	–	(0.9)
Reserve balance at July 31, 2010	$–	$–	$–	$1.1	$–	$1.1
Amounts settled in third quarter 2010	–	–	–	(0.5)	–	(0.5)
Reserve balance at October 30, 2010	$–	$–	$–	$0.6	$–	$0.6

Note 7	Business Segment Information

Applicable business segment information is as follows for the periods ended October 30, 2010 and October 31, 2009:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended October 30, 2010
External sales	$421,531	$227,117	$67,445	$–	$716,093
Intersegment sales	333	58,286	–	–	58,619
Operating earnings (loss)	32,212	13,695	675	(13,304)	33,278
Operating segment assets	507,654	342,305	69,530	145,108	1,064,597

Thirteen Weeks Ended October 31, 2009
External sales	$389,212	$169,874	$66,549	$–	$625,635
Intersegment sales	442	49,689	–	–	50,131
Operating earnings (loss)	28,563	16,596	(1,364)	(9,458)	34,337
Operating segment assets	461,468	262,358	83,633	132,276	939,735

Thirty-nine Weeks Ended October 30, 2010
External sales	$1,131,017	$580,489	$188,061	$–	$1,899,567
Intersegment sales	1,304	146,614	–	–	147,918
Operating earnings (loss)	76,146	31,401	(4,980)	(35,830)	66,737

Thirty-nine Weeks Ended October 31, 2009
External sales	$1,020,919	$480,725	$174,352	$–	$1,675,996
Intersegment sales	1,554	147,247	–	–	148,801
Operating earnings (loss)	30,757	30,391	(11,892)	(27,064)	22,192

The Other segment includes corporate assets and administrative expenses and other costs and recoveries which are not allocated to the operating segments.

During the thirteen weeks and thirty-nine weeks ended October 30, 2010, operating loss of the Other segment included costs related to the Company’s information technology initiatives of $1.7 million and $4.9 million, respectively. During the thirteen weeks and thirty-nine weeks ended October 30, 2010, operating earnings of the Company’s Wholesale Operations segment included costs related to the information technology initiatives of $0.2 million and $0.6 million, respectively.

During the thirteen weeks and thirty-nine weeks ended October 31, 2009, operating loss of the Other segment included costs related to the Company’s information technology initiatives of $2.1 million and $6.7 million, respectively. The operating earnings of the Company’s Wholesale Operations segment included expenses of $0.1 million for the thirteen and thirty-nine weeks ended October 31, 2009 related to the information technology initiatives.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Operating earnings	$33,278	$34,337	$66,737	$22,192
Interest expense	(4,916)	(5,029)	(14,238)	(15,192)
Interest income	46	52	113	340
Earnings before income taxes	$28,408	$29,360	$52,612	$7,340

Note 8	Intangible Assets

Intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	October 30, 2010	October 31, 2009	January 30, 2010

Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	69,218	75,919	74,226
Specialty Retail	200	200	200
	$72,218	$78,919	$77,226

As of October 30, 2010, the Company had intangible assets of $72.2 million, primarily related to trademarks. The decline in the intangible assets of the Company’s Wholesale Operations segment from October 31, 2009 to January 30, 2010 and October 30, 2010 reflects amortization of its licensed and owned trademarks.

Note 9	Share-Based Compensation

During the third quarter of 2010, the Company granted 10,000 stock options to certain employees with a weighted-average exercise price and grant date fair value of $11.96 and $5.99, respectively. These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years. Share-based compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company also granted 13,000 restricted shares to certain employees with a weighted-average grant date fair value of $11.96 during the third quarter of 2010. The restricted shares granted to employees vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation expense of $1.7 million and $1.2 million during the thirteen weeks and $4.5 million and $3.2 million during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The Company issued 14,594 shares and 562,625 shares of common stock during the thirteen and thirty-nine weeks ended October 30, 2010, respectively, for restricted stock grants and directors’ fees. During the thirteen and thirty-nine weeks ended October 30, 2010, the Company cancelled restricted stock awards of 8,500 and 93,219 shares, respectively, as a result of forfeitures.

The Company also granted 1,223 restricted stock units to non-employee directors with a weighted-average grant date fair value of $11.69 during the third quarter of 2010. All restricted stock units granted during the third quarter of 2010 immediately vested and compensation expense was fully recognized.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit cost (income) for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Service cost	$2,000	$1,698	$–	$–
Interest cost	3,046	2,896	44	55
Expected return on assets	(5,040)	(4,884)	–	–
Settlement cost	450	–	–	–
Amortization of:
Actuarial loss (gain)	59	32	(32)	(21)
Prior service income	(3)	(3)	–	–
Net transition asset	(12)	(35)	–	–
Total net periodic benefit cost (income)	$500	$(296)	$12	$34

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Service cost	$5,826	$5,091	$–	$–
Interest cost	9,075	8,675	141	164
Expected return on assets	(15,143)	(14,641)	–	–
Settlement cost	450	127	–	–
Amortization of:
Actuarial loss (gain)	144	88	(80)	(63)
Prior service income	(6)	(9)	–	–
Net transition asset	(34)	(100)	–	–
Total net periodic benefit cost (income)	$312	$(769)	$61	$101

Note 11	Long-Term and Short-Term Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which the Company was in compliance as of October 30, 2010.

At October 30, 2010, the Company had $113.0 million outstanding and $10.7 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $256.3 million as of October 30, 2010.

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

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 30, 2010, the Company was in compliance with all covenants relating to the Senior Notes.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through October 2011. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the quarter ended October 30, 2010 was not material.

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

As of October 30, 2010, January 30, 2010 and October 31, 2009, the Company had forward contracts maturing at various dates through October 2011, January 2011 and November 2010, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	Contract Amount October 30, 2010	Contract Amount October 31, 2009	Contract Amount January 30, 2010
Deliverable Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$15,313	$15,363	$14,851
Euro	6,872	4,926	5,545
Other currencies	178	–	–
Non-deliverable Financial Instruments
Chinese yuan	12,937	11,898	12,042
Japanese yen	1,566	1,889	1,549
New Taiwanese dollars	1,229	1,341	1,192
Other currencies	786	674	723
	$38,881	$36,091	$35,902

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheet as of October 30, 2010, October 31, 2009 and January 30, 2010 are as follows:

($ in thousands)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forwards contracts:

October 30, 2010	Prepaid expenses and other current assets	$386	Other accrued expenses	$439

October 31, 2009	Prepaid expenses and other current assets	$283	Other accrued expenses	$781

January 30, 2010	Prepaid expenses and other current assets	$88	Other accrued expenses	$689

For the thirteen weeks ended October 30, 2010 and October 31, 2009, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

($ in thousands)	Thirteen Weeks Ended October 30, 2010		Thirteen Weeks Ended October 31, 2009
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$(142)	$(57)	$(113)	$(22)

Cost of goods sold	17	(21)	46	(66)

Selling and administrative expenses	378	35	237	69

Interest expense	(2)	–	13	(1)

For the thirty-nine weeks ended October 30, 2010 and October 31, 2009, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

($ in thousands)	Thirty-nine Weeks Ended October 30, 2010		Thirty-nine Weeks Ended October 31, 2009
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings	Loss Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings

Net sales	$(260)	$(165)	$(121)	$(67)

Cost of goods sold	597	(69)	(1,384)	(78)

Selling and administrative expenses	148	(67)	(85)	(62)

Interest expense	(3)	–	(19)	(1)

During 2009, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statement of earnings was as follows:

($ in thousands)	Fiscal Year Ended 2009
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Loss Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings

Net sales	$(113)	$(100)

Cost of goods sold	(1,330)	(118)

Selling and administrative expenses	(175)	(23)

Interest expense	(9)	(2)

All of the gains and losses included within accumulated other comprehensive income (loss) associated with the Company’s foreign exchange forward contracts at October 30, 2010, are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 13 to the condensed consolidated financial statements.

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

Deferred Compensation Plan Assets
The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan are presented in other accrued expenses and the assets held by the trust are classified as trading securities within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in deferred compensation are charged to selling and administrative expenses. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”).  Under the plan, each participating director’s account is credited with the number of PSUs that is equal to the number of shares of the Company’s common stock which the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock, and are re-invested in additional PSUs at the next fiscal quarter-end.  The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service.  The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other liabilities in the accompanying condensed consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are reported in the Company’s condensed consolidated statement of earnings. The fair value is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency (Level 1).

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

The table below presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 30, 2010, October 31, 2009 and January 30, 2010. The Company did not have any transfers between Level 1 and Level 2 during 2009 or the thirty-nine weeks ended October 30, 2010.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of October 30, 2010:
Cash equivalents – money market funds	$14,612	$14,612	$–	$–
Non-qualified deferred compensation plan assets	1,341	1,341	–	–
Non-qualified deferred compensation plan liabilities	(1,341)	(1,341)	–	–
Deferred compensation plan liabilities for non-employee directors	(727)	(727)	–	–
Derivative financial instruments, net	(53)	–	(53)	–
As of October 31, 2009: Cash equivalents – money market funds	$15,000	$15,000	$–	$–
Non-qualified deferred compensation plan assets	927	927	–	–
Non-qualified deferred compensation plan liabilities	(927)	(927)	–	–
Deferred compensation plan liabilities for non-employee directors	(629)	(629)	–	–
Derivative financial instruments, net	(498)	–	(498)	–

As of January 30, 2010: Cash equivalents – money market funds	$25,000	$25,000	$–	$–
Non-qualified deferred compensation plan assets	1,033	1,033	–	–
Non-qualified deferred compensation plan liabilities	(1,033)	(1,033)	–	–
Deferred compensation plan liabilities for non-employee directors	(747)	(747)	–	–
Derivative financial instruments, net	(601)	–	(601)	–

Store Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs. Long-lived store assets held and used with a carrying amount of $49.6 million were written down to their fair value, resulting in an impairment charge of $0.6 million, which was recorded within selling and administrative expenses for the thirteen weeks ended October 30, 2010. Of the $0.6 million impairment charge, $0.4 million related to the Famous Footwear segment and $0.2 million related to the Specialty Retail segment. Impairment charges of $2.3 million were recorded within selling and administrative expenses for the thirty-nine weeks ended October 30, 2010, of which $1.6 million related to the Famous Footwear segment and $0.7 million related to the Specialty Retail segment.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	October 30, 2010		October 31, 2009		January 30, 2010
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$113,000	$113,000	$50,000	$50,000	$94,500	$94,500
Senior Notes	150,000	153,000	150,000	147,750	150,000	152,250

The fair value of borrowings under the revolving credit agreement approximated their carrying value due to the short-term nature and the fair value of the Company’s Senior Notes was based upon quoted prices as of the end of the respective periods.

Note 14	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to market Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks and thirty-nine weeks ended October 30, 2010, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.5 million and $2.5 million of Naturalizer footwear on a wholesale basis to Hongguo, with $1.0 million and $1.8 million in corresponding sales during the thirteen weeks and thirty-nine weeks ended October 31, 2009, respectively.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company has submitted a proposed expanded remedy workplan and is awaiting public comment and feedback from the oversight authorities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.4 million as of October 30, 2010. The Company expects to spend approximately $0.2 million in each of the next five years and $15.4 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through October 30, 2010 are $22.9 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at October 30, 2010, is $7.8 million, of which $1.2 million is recorded within other accrued expenses and $6.6 million is recorded within other liabilities. Of the total $7.8 million reserve, $5.0 million is for on-site remediation and $2.8 million is for off-site remediation. During the thirteen weeks and thirty-nine weeks ended October 30, 2010 and October 31, 2009, the Company recorded no expense related to either the on-site or off-site remediation, other than the accretion of interest expense.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.7 million at October 30, 2010, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.5 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.5 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.5 million as of October 30, 2010 to complete the cleanup, maintenance and monitoring at all sites. Of the $9.5 million liability, $1.4 million is recorded in other accrued expenses and $8.1 million is recorded in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation
On April 25, 2008, the Board of Commissioners of the County of La Plata, Colorado, filed suit against a subsidiary of the Company in the United States District Court for the District of Colorado, alleging soil and groundwater contamination associated with a former facility located in Durango, Colorado. The Redfield rifle scope business operated a lens crafting facility on this property, which was subsequently sold to the County. The County seeks reimbursement for its past expenditures and any judgment obligating the Company to pay for cleanup of the site. The trial concluded during the third quarter of 2010 and the judgment is pending. The Company does not believe that the judgment will have a material adverse effect on its results of operations or financial position.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on the Company’s results of operations or financial position. All legal costs associated with litigation are expensed as incurred.

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.7 million as of October 30, 2010. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At October 30, 2010, the Company was contingently liable for remaining lease commitments of approximately $1.2 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$7,839	$21,868	$–	$29,707
Receivables	103,086	4,252	24,014	–	131,352
Inventories	93,007	443,794	3,080	–	539,881
Prepaid expenses and other current assets	27,889	4,571	(550)	–	31,910
Total current assets	223,982	460,456	48,412	–	732,850
Other assets	100,367	21,942	687	–	122,996
Intangible assets, net	54,658	17,560	–	–	72,218
Property and equipment, net	25,885	107,491	3,157	–	136,533
Investment in subsidiaries	694,374	85,156	–	(779,530)	–
Total assets	$1,099,266	$692,605	$52,256	$(779,530)	$1,064,597

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$113,000	$–	$–	$–	$113,000
Trade accounts payable	44,774	103,701	24,314	–	172,789
Other accrued expenses	75,108	73,516	6,271	–	154,895
Total current liabilities	232,882	177,217	30,585	–	440,684
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	27,540	36,339	306	–	64,185
Intercompany payable (receivable)	280,040	(215,325)	(64,715)	–	–
Total other liabilities	457,580	(178,986)	(64,409)	–	214,185
Equity
Brown Shoe Company, Inc. shareholders’ equity	408,804	694,374	85,156	(779,530)	408,804
Noncontrolling interests	–	–	924	–	924
Total equity	408,804	694,374	86,080	(779,530)	409,728
Total liabilities and equity	$1,099,266	$692,605	$52,256	$(779,530)	$1,064,597

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED OCTOBER 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$228,927	$494,351	$50,193	$(57,378)	$716,093
Cost of goods sold	175,908	272,498	42,846	(57,378)	433,874
Gross profit	53,019	221,853	7,347	–	282,219
Selling and administrative expenses	50,835	192,788	3,466	–	247,089
Restructuring and other special charges, net	1,628	–	224	–	1,852
Equity in (earnings) loss of subsidiaries	(18,659)	(3,066)	–	21,725	–
Operating earnings (loss)	19,215	32,131	3,657	(21,725)	33,278
Interest expense	(4,916)	–	–	–	(4,916)
Interest income	1	18	27	–	46
Intercompany interest income (expense)	3,545	(3,323)	(222)	–	–
Earnings (loss) before income taxes	17,845	28,826	3,462	(21,725)	28,408
Income tax benefit (provision)	728	(10,167)	(479)	–	(9,918)
Net earnings (loss)	$18,573	$18,659	$2,983	$(21,725)	$18,490
Less: Net loss attributable to noncontrolling interests	–	–	(83)	–	(83)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$18,573	$18,659	$3,066	$(21,725)	$18,573

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$561,990	$1,332,309	$150,966	$(145,698)	$1,899,567
Cost of goods sold	423,599	725,972	127,445	(145,698)	1,131,318
Gross profit	138,391	606,337	23,521	–	768,249
Selling and administrative expenses	146,868	539,198	9,986	–	696,052
Restructuring and other special charges, net	4,901	–	559	–	5,460
Equity in (earnings) loss of subsidiaries	(45,026)	(7,376)	–	52,402	–
Operating earnings (loss)	31,648	74,515	12,976	(52,402)	66,737
Interest expense	(14,234)	(4)	–	–	(14,238)
Interest income	–	48	65	–	113
Intercompany interest income (expense)	10,623	(6,740)	(3,883)	–	–
Earnings (loss) before income taxes	28,037	67,819	9,158	(52,402)	52,612
Income tax benefit (provision)	5,843	(22,483)	(2,159)	–	(18,799)
Net earnings (loss)	$33,880	$45,336	$6,999	$(52,402)	$33,813
Less: Net earnings (loss) attributable to noncontrolling interests	–	310	(377)	–	(67)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$33,880	$45,026	$7,376	$(52,402)	$33,880

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(60,463)	$12,633	$14,992	$–	$(32,838)

Investing activities
Purchases of property and equipment	(3,747)	(18,174)	(361)	–	(22,282)
Capitalized software	(18,385)	(247)	–	–	(18,632)
Net cash used for investing activities	(22,132)	(18,421)	(361)	–	(40,914)

Financing activities
Borrowings under revolving credit agreement	753,000	–	–	–	753,000
Repayments under revolving credit agreement	(734,500)	–	–	–	(734,500)
Intercompany financing	65,620	39,222	(104,842)	–	–
Acquisition of noncontrolling interests (Edelman Shoe, Inc.)	7,309	(40,001)	–	–	(32,692)
Dividends paid	(9,183)	5,010	(5,010)	–	(9,183)
Proceeds from stock options exercised	561	–	–	–	561
Contributions by noncontrolling interests	–	–	527	–	527
Tax deficiency related to share-based plans	(212)	–	–	–	(212)
Net cash provided by (used for) financing activities	82,595	4,231	(109,325)	–	(22,499)
Effect of exchange rate changes on cash	–	125	–	–	125

Decrease in cash and cash equivalents	–	(1,432)	(94,694)	–	(96,126)
Cash and cash equivalents at beginning of period	–	9,271	116,562	–	125,833
Cash and cash equivalents at end of period	$–	$7,839	$21,868	$–	$29,707

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$2,809	$123,024	$–	$125,833
Receivables	51,417	3,002	29,878	–	84,297
Inventories	77,730	376,110	2,842	–	456,682
Prepaid expenses and other current assets	26,751	12,327	2,359	–	41,437
Total current assets	155,898	394,248	158,103	–	708,249
Other assets	92,413	(1,189)	21,890	–	113,114
Intangible assets, net	58,826	3,000	15,400	–	77,226
Property and equipment, net	25,140	112,580	3,841	–	141,561
Investment in subsidiaries	641,409	199,234	–	(840,643)	–
Total assets	$973,686	$707,873	$199,234	$(840,643)	$1,040,150

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$94,500	$–	$–	$–	$94,500
Trade accounts payable	53,410	93,937	30,353	–	177,700
Other accrued expenses	78,504	55,685	7,674	–	141,863
Total current liabilities	226,414	149,622	38,027	–	414,063
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	19,455	39,386	6,019	–	64,860
Intercompany payable (receivable)	210,439	(261,042)	50,603	–	–
Total other liabilities	379,894	(221,656)	56,622	–	214,860
Equity
Brown Shoe Company, Inc. shareholders’ equity	367,378	779,907	95,529	(840,643)	402,171
Noncontrolling interests	–	–	9,056	–	9,056
Total equity	367,378	779,907	104,585	(840,643)	411,227
Total liabilities and equity	$973,686	$707,873	$199,234	$(840,643)	$1,040,150

CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$(2,975)	$10,582	$26,495	$–	$34,102
Receivables	72,571	1,603	10,710	–	84,884
Inventories	52,361	395,449	2,346	–	450,156
Prepaid expenses and other current assets	22,405	3,850	(1,139)	–	25,116
Total current assets	144,362	411,484	38,412	–	594,258
Other assets	88,522	14,174	14,608	–	117,304
Intangible assets, net	60,239	3,000	15,680	–	78,919
Property and equipment, net	26,114	119,296	3,844	–	149,254
Investment in subsidiaries	669,360	82,239	–	(751,599)	–
Total assets	$988,597	$630,193	$72,544	$(751,599)	$939,735

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$50,000	$–	$–	$–	$50,000
Trade accounts payable	29,676	94,682	12,619	–	136,977
Other accrued expenses	59,667	61,240	7,429	–	128,336
Total current liabilities	139,343	155,922	20,048	–	315,313
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	24,266	40,377	6,182	–	70,825
Intercompany payable (receivable)	280,769	(235,466)	(45,303)	–	–
Total other liabilities	455,035	(195,089)	(39,121)	–	220,825
Equity
Brown Shoe Company, Inc. shareholders’ equity	394,219	669,360	82,239	(751,599)	394,219
Noncontrolling interests	–	–	9,378	–	9,378
Total equity	394,219	669,360	91,617	(751,599)	403,597
Total liabilities and equity	$988,597	$630,193	$72,544	$(751,599)	$939,735

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED OCTOBER 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$169,606	$459,113	$48,089	$(51,173)	$625,635
Cost of goods sold	125,712	253,692	38,461	(51,173)	366,692
Gross profit	43,894	205,421	9,628	–	258,943
Selling and administrative expenses	40,523	178,019	3,842	–	222,384
Restructuring and other special charges, net	2,112	–	110	–	2,222
Equity in (earnings) loss of subsidiaries	(17,613)	(2,960)	–	20,573	–
Operating earnings (loss)	18,872	30,362	5,676	(20,573)	34,337
Interest expense	(4,950)	–	(79)	–	(5,029)
Interest income	–	3	49	–	52
Intercompany interest income (expense)	1,372	(1,703)	331	–	–
Earnings (loss) before income taxes	15,294	28,662	5,977	(20,573)	29,360
Income tax benefit (provision)	1,006	(11,049)	(2,313)	–	(12,356)
Net earnings (loss)	$16,300	$17,613	$3,664	$(20,573)	$17,004
Less: Net earnings attributable to noncontrolling interests	–	–	704	–	704
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$16,300	$17,613	$2,960	$(20,573)	$16,300

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$441,646	$1,206,343	$177,583	$(149,576)	$1,675,996
Cost of goods sold	338,500	676,275	140,050	(149,576)	1,005,249
Gross profit	103,146	530,068	37,533	–	670,747
Selling and administrative expenses	110,988	511,255	19,478	–	641,721
Restructuring and other special charges, net	6,724	–	110	–	6,834
Equity in (earnings) loss of subsidiaries	(21,118)	(14,055)	–	35,173	–
Operating earnings (loss)	6,552	32,868	17,945	(35,173)	22,192
Interest expense	(14,953)	(1)	(238)	–	(15,192)
Interest income	1	34	305	–	340
Intercompany interest income (expense)	4,265	(5,136)	871	–	–
(Loss) earnings before income taxes	(4,135)	27,765	18,883	(35,173)	7,340
Income tax benefit (provision)	8,587	(6,647)	(3,563)	–	(1,623)
Net earnings (loss)	$4,452	$21,118	$15,320	$(35,173)	$5,717
Less: Net earnings attributable to noncontrolling interests	–	–	1,265	–	1,265
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$4,452	$21,118	$14,055	$(35,173)	$4,452

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$6,172	$15,843	$36,251	$–	$58,266

Investing activities
Purchases of property and equipment	(1,888)	(19,294)	(1,019)	–	(22,201)
Capitalized software	(16,658)	(1,232)	(34)	–	(17,924)
Net cash used for investing activities	(18,546)	(20,526)	(1,053)	–	(40,125)

Financing activities
Borrowings under revolving credit agreement	644,400	–	–	–	644,400
Repayments under revolving credit agreement	(706,900)	–	–	–	(706,900)
Tax deficiency related to share-based plans	(31)	–	–	–	(31)
Dividends paid	(9,007)	–	–	–	(9,007)
Intercompany financing	80,937	(8,168)	(72,769)	–	–
Net cash provided by (used for) financing activities	9,399	(8,168)	(72,769)	–	(71,538)
Effect of exchange rate changes on cash	–	599	–	–	599

Decrease in cash and cash equivalents	(2,975)	(12,252)	(37,571)	–	(52,798)
Cash and cash equivalents at beginning of period	–	22,834	64,066	–	86,900
Cash and cash equivalents at end of period	$(2,975)	$10,582	$26,495	$–	$34,102

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Overall, we are pleased with our third quarter operating results. Both our retail and wholesale businesses contributed to the better than expected financial performance, as evidenced by the same-store sales increase at our retail stores and the solid sales growth in our wholesale brands.  Our merchandising and marketing plans, as well as our inventory investments, enabled us to compete more effectively during the back-to-school selling season, and are expected to position us to further capitalize on trend-right and seasonal product offerings and continue our positive performance into the fourth quarter.

The following is a summary of the financial highlights for the third quarter of 2010:

•
Consolidated net sales increased $90.5 million, or 14.5%, to $716.1 million for the third quarter of 2010, compared to $625.6 million for the third quarter of last year. Net sales of our Wholesale Operations, Famous Footwear and Specialty Retail segments increased by $57.2 million, $32.3 million and $0.9 million, respectively.

•	Consolidated operating earnings were $33.3 million in the third quarter of 2010, compared to $34.3 million for the third quarter of last year.

•
Consolidated net earnings attributable to Brown Shoe Company, Inc. were $18.6 million, or $0.42 per diluted share, in the third quarter of 2010, compared to $16.3 million, or $0.38 per diluted share, in the third quarter of last year.

The following items impacted our third quarter operating results in 2010 and 2009 and should be considered in evaluating the comparability of our results:

•
Marketing initiatives – Marketing expenses were $8.7 million ($5.7 million on an after-tax basis, or $0.13 per diluted share) higher in the third quarter of 2010, compared to the third quarter of last year, due to our continued focus on driving brand awareness across our retail and wholesale businesses and strengthening our connection with customers.

•
Incentive plans – Due to our stronger year-to-date financial performance through the third quarter of 2010 and expectations for full year 2010 relative to the third quarter of last year, expenses related to our cash- and share-based incentive plans were $8.1 million ($5.3 million on an after-tax basis, or $0.12 per diluted share) higher in the third quarter of 2010 compared to the third quarter of last year.

•
Information technology initiatives – We incurred expenses of $1.9 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) during the third quarter of 2010, related to our integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications, with $2.2 million ($1.4 million on an after-tax basis, or $0.04 per diluted share) in corresponding expenses during the third quarter of last year. See the Recent Developments section that follows and Note 6 to the condensed consolidated financial statements for additional information related to these expenses.

Our debt-to-capital ratio, as defined herein, increased to 39.1% at October 30, 2010, compared to 33.1% at October 31, 2009, primarily due to the $63.0 million increase in borrowings under our revolving credit agreement due in part to the higher working capital levels and the acquisition of the remaining 50% of our noncontrolling interest in Edelman Shoe, as described in Note 3 to the condensed consolidated financial statements. Our current ratio, as defined herein, was 1.66 to 1 at October 30, 2010, compared to 1.88 to 1 at October 31, 2009. Inventories at October 30, 2010 were $539.9 million, up from $450.2 million at the end of the third quarter of last year, in support of higher sales levels, including our investments in health and wellness product, and due to the accelerated timing of inventory receipts.

Recent Developments

Information Technology Initiatives
During 2008, we began implementation of an integrated ERP information technology system provided by third-party vendors. The ERP information technology system is replacing select existing internally developed and certain other third-party applications, and is expected to support our business model. We expect the implementation will enhance our profitability through improved management and execution of our business operations, financial systems, supply chain efficiency and planning and employee productivity. The phased implementation began during 2008 and is expected to be substantially complete in the fourth quarter of 2010. We incurred expenses of $1.9 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) and $5.5 million ($3.6 million on an after-tax basis, or $0.09 per diluted share) during the third quarter and first nine months of 2010, respectively, as a component of restructuring and other special charges, net related to these initiatives.  We incurred expenses of $2.2 million ($1.4 million on an after-tax basis, or $0.04 per diluted share) and $6.8 million ($4.4 million on an after-tax basis, or $0.10 per diluted share) during the third quarter and first nine months of last year, respectively, as a component of restructuring and other special charges, net related to these initiatives.

Outlook for the Remainder of 2010
Looking ahead, we believe our brands and product offerings are well positioned in the marketplace and will enable us to further capitalize on the consumers’ desire for trend-right products, especially during the upcoming holiday season. Despite uncertainty as to the pace of the broader economic recovery, we are continuing to see positive trends continue into the fourth quarter of 2010, which we believe will contribute to solid sales growth for the Company in 2010. We expect same-store sales at Famous Footwear in the high single-digit percentage range for the fourth quarter of 2010. For our wholesale business, we expect a net sales increase for the fourth quarter of 2010 in the high-teens to low 20s percentage range as compared to the fourth quarter of last year.

Following are the consolidated results and the results by segment for the thirteen weeks and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30, 2010		October 31, 2009		October 30, 2010		October 31, 2009
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$716.1	100.0%	$625.6	100.0%	$1,899.6	100.0%	$1,676.0	100.0%
Cost of goods sold	433.9	60.6%	366.7	58.6%	1,131.4	59.6%	1,005.3	60.0%
Gross profit	282.2	39.4%	258.9	41.4%	768.2	40.4%	670.7	40.0%
Selling and administrative expenses	247.0	34.5%	222.4	35.5%	696.0	36.6%	641.7	38.3%
Restructuring and other special charges, net	1.9	0.3%	2.2	0.4%	5.5	0.3%	6.8	0.4%
Operating earnings	33.3	4.6%	34.3	5.5%	66.7	3.5%	22.2	1.3%
Interest expense	(4.9)	(0.6)%	(5.0)	(0.8)%	(14.2)	(0.7)%	(15.2)	(0.9)%
Interest income	–	–	0.1	0.0%	0.1	0.0%	0.3	0.0%
Earnings before income taxes	28.4	4.0%	29.4	4.7%	52.6	2.8%	7.3	0.4%
Income tax provision	(9.9)	(1.4)%	(12.4)	(2.0)%	(18.8)	(1.0)%	(1.5)	(0.1)%
Net earnings	$18.5	2.6%	$17.0	2.7%	$33.8	1.8%	$5.8	0.3%
Less: Net (loss) earnings attributable to noncontrolling interests	(0.1)	(0.0)%	0.7	0.1%	(0.1)	(0.0)%	1.3	0.0%
Net earnings attributable to Brown Shoe Company, Inc.	$$18.6	2.6%	$16.3	2.6%	$33.9	1.8%	$4.5	0.3%

Net Sales
Net sales increased $90.5 million, or 14.5%, to $716.1 million for the third quarter of 2010, compared to $625.6 million for the third quarter of last year. All segments experienced an increase in net sales during the third quarter of 2010 as compared to the third quarter of last year.  Our Wholesale Operations segment reported a $57.2 million increase in net sales, primarily as a result of strong demand and sales growth in nearly all of our brands, primarily led by our Naturalizer, Dr. Scholl’s and Women’s Specialty divisions. Our Famous Footwear segment reported a $32.3 million increase in net sales, reflecting a 10.6% same-store sales increase, resulting from a higher conversion rate in our stores, increases in customer traffic levels and higher average retail prices. The net sales of our Specialty Retail segment increased $0.9 million, primarily reflecting higher net sales at Shoes.com.

Net sales increased $223.6 million, or 13.3%, to $1,899.6 million for the first nine months of 2010, compared to $1,676.0 million for the first nine months of last year. All segments experienced an increase in net sales during the first nine months of 2010 as compared to the first nine months of 2009.  Our Famous Footwear segment reported a $110.1 million increase in net sales, reflecting a 12.4% same-store sales increase for the same reasons as those described above for the third quarter. Our Wholesale Operations segment reported a $99.8 million increase in net sales, primarily as a result of strong demand and sales growth in many of our brands, primarily led by our Dr. Scholl’s, Naturalizer, Sam Edelman, Via Spiga and Vera Wang divisions. The net sales of our Specialty Retail segment increased $13.7 million, reflecting a 7.8% same-store sales increase in our retail stores, higher net sales at Shoes.com and an increase in the Canadian dollar exchange rate.

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

Gross Profit
Gross profit increased $23.3 million, or 9.0%, to $282.2 million for the third quarter of 2010, compared to $258.9 million for the third quarter of last year, resulting from higher net sales. As a percent of net sales, our gross profit decreased to 39.4% for the third quarter of 2010 from 41.4% for the third quarter of last year. Our Wholesale Operations segment drove the decrease in the gross profit rate primarily due to shifts in channel and brand mix and increased provisions for markdowns. The gross profit rate decrease in our Wholesale Operations segment was partially offset by an improvement in the gross profit rate recognized by our Famous Footwear segment resulting primarily from lower provisions for markdowns and a decrease in promotional activity.

Gross profit increased $97.5 million, or 14.5%, to $768.2 million for the first nine months of 2010, compared to $670.7 million in the first nine months of last year, due to both an increase in net sales and an increase in gross profit rate. As a percent of net sales, our gross profit was 40.4% in the first nine months of 2010, compared to 40.0% in the first nine months of last year. The primary driver in our improved gross profit rate was our Famous Footwear segment, as a result of strong sales of higher-margin categories and a decrease in promotional activity during the first nine months of 2010. In addition, our Specialty Retail segment contributed to the increase in gross profit rate as the segment experienced sales of higher-margin categories and improved retail sell-through, resulting in lower markdowns for our retail stores. The gross profit rate increases discussed above were partially offset by a decrease in gross profit rate recognized by our Wholesale Operations segment primarily resulting from shifts in channel mix and increased air freight costs.

We record warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $24.6 million, or 11.1%, to $247.0 million for the third quarter of 2010, compared to $222.4 million in the third quarter of last year. The increase was primarily related to increased marketing expenses, higher anticipated payments under our incentive plans and increases associated with variable retail store and wholesale payroll expenses.  As a percent of net sales, selling and administrative expenses decreased to 34.5% for the third quarter of 2010 from 35.5% for the third quarter of last year, reflecting the factors discussed above and better leveraging of our expense base over the higher sales volume.

Selling and administrative expenses increased $54.3 million, or 8.5%, to $696.0 million for the first nine months of 2010, compared to $641.7 million for the first nine months of last year, driven by a few factors. First, higher payments are anticipated under our incentive plans. We also experienced higher selling and merchandising costs, due to higher sales volume across all of our segments, and increased marketing expenses. These increases were partially offset by a decline in our retail facilities expenses as a result of our lower store count and cost savings initiatives. As a percent of net sales, selling and administrative expenses decreased to 36.6% for the first nine months of 2010 from 38.3% for the first nine months of last year due to the factors discussed above and better leveraging of our expense base over the higher sales volume.

Restructuring and Other Special Charges, Net
We recorded restructuring and other special charges, net of $1.9 million for the third quarter of 2010, related to our integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications, with $2.2 million of corresponding charges during the third quarter of last year. As a percent of net sales, restructuring and other special charges, net decreased to 0.3% for the third quarter of 2010, from 0.4% for the third quarter of last year.

We recorded restructuring and other special charges, net of $5.5 million for the first nine months of 2010, related to our integrated ERP information technology system, with $6.8 million of corresponding charges during the first nine months of last year. As a percent of net sales, restructuring and other special charges, net decreased to 0.3% for the first nine months of 2010, from 0.4% for the first nine months of last year.

Operating Earnings
We reported operating earnings of $33.3 million for the third quarter of 2010, compared to $34.3 million for the third quarter of last year, primarily driven by the increase in selling and administrative expenses and decrease in gross profit rate, partially offset by the increase in net sales, as described above.

We reported operating earnings of $66.7 million for the first nine months of 2010, compared to $22.2 million for the first nine months of last year, primarily driven by the increase in net sales and gross profit rate, partially offset by the increase in selling and administrative expenses, as described above.

Interest Expense
Interest expense decreased $0.1 million, or 2.2%, to $4.9 million for the third quarter of 2010, compared to $5.0 million for the third quarter of last year.

Interest expense decreased $1.0 million, or 6.3%, to $14.2 million for the first nine months of 2010, compared to $15.2 million for the first nine months of last year, primarily reflecting lower average borrowings and lower interest rates on average borrowings under our revolving credit agreement.

Income Tax Provision
Our consolidated effective tax rate was a provision of 34.9% for the third quarter of 2010, compared to 42.1% for the third quarter of last year, reflecting a change in the mix of domestic and foreign earnings and losses. Our domestic operations are generally subject to a normal combined tax rate of 35% to 39%, whereas our operations in foreign jurisdictions generally have lower tax rates.

Our consolidated effective tax rate was a provision of 35.7% for the first nine months of 2010, compared to 22.1% for the first nine months of last year due to the same reasons as described above for the third quarter.

Net Earnings Attributable to Brown Shoe Company, Inc.
We reported net earnings attributable to Brown Shoe Company, Inc. of $18.6 million and $33.9 million during the third quarter and first nine months of 2010, respectively, compared to $16.3 million and $4.5 million during the third quarter and first nine months of last year, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30, 2010		October 31, 2009		October 30, 2010		October 31, 2009
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$421.5	100.0%	$389.2	100.0%	$1,131.0	100.0%	$1,020.9	100.0%
Cost of goods sold	234.8	55.7%	218.1	56.0%	620.5	54.9%	579.0	56.7%
Gross profit	186.7	44.3%	171.1	44.0%	510.5	45.1%	441.9	43.3%
Selling and administrative expenses	154.5	36.7%	142.5	36.7%	434.4	38.4%	411.1	40.3%
Operating earnings	$32.2	7.6%	$28.6	7.3%	$76.1	6.7%	$30.8	3.0%

Key Metrics
Same-store sales % change	10.6%		4.7%		12.4%		(2.1)%
Same-store sales $ change	$39.5		$16.6		$121.9		$(20.3)
Sales change from new and closed stores, net	$(7.2)		$9.9		$(11.8)		$33.5

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$53		$48		$142		$125
Sales per square foot, excluding e-commerce (trailing twelve-months)	$184		$164		$184		$164
Square footage (thousand sq. ft.)	7,781		7,983		7,781		7,983

Stores opened	4		2		22		54
Stores closed	14		21		33		44
Ending stores	1,118		1,148		1,118		1,148

Net Sales
Net sales increased $32.3 million, or 8.3%, to $421.5 million for the third quarter of 2010, compared to $389.2 million for the third quarter of last year. Same-store sales increased 10.6% during the third quarter of 2010, reflecting a higher conversion rate in our stores, increases in customer traffic levels and higher average retail prices. A lower store count partially offset the same-store sales increase. Overall, the improvement in net sales was broad-based with all major categories, channels and geographic regions contributing to the increase. During the third quarter of 2010, we opened four new stores and closed 14 stores, resulting in 1,118 stores and total square footage of 7.8 million at the end of the third quarter of 2010, compared to 1,148 stores and total square footage of 8.0 million at the end of the third quarter of last year. As a result of the same-store sales increase, sales per square foot, excluding e-commerce, increased 11.4% to $53, compared to $48 in the third quarter of last year. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, as approximately 60% of our net sales were made to members of our Rewards program in the third quarter of 2010, compared to 61% in the third quarter of last year.

Net sales increased $110.1 million, or 10.8%, to $1,131.0 million for the first nine months of 2010, compared to $1,020.9 million for the first nine months of last year. Same-store sales increased 12.4% for the first nine months of 2010 due to a higher conversion rate in our stores, higher average retail prices and increases in customer traffic levels. Our same-store sales increase was partially offset by a lower store count. As a result of the same-store sales increase, sales per square foot, excluding e-commerce, increased 13.3% to $142, compared to $125 for the first nine months of last year.

Gross Profit
Gross profit increased $15.6 million, or 9.1%, to $186.7 million for the third quarter of 2010, compared to $171.1 million for the third quarter of last year, due to the higher net sales and a higher gross profit rate. As a percent of net sales, our gross profit was 44.3% for the third quarter of 2010, compared to 44.0% for the third quarter of last year. The increase in our gross profit rate was driven by lower provisions for markdowns and a decrease in promotional activity.

Gross profit increased $68.6 million, or 15.5%, to $510.5 million for the first nine months of 2010, compared to $441.9 million for the first nine months of last year, reflecting an increase in net sales and a higher gross profit rate. As a percent of net sales, our gross profit was 45.1% for the first nine months of 2010, up from 43.3% for the first nine months of last year due to strong sales of higher-margin categories and a decrease in promotional activity.

Selling and Administrative Expenses
Selling and administrative expenses increased $12.0 million, or 8.4%, to $154.5 million for the third quarter of 2010, compared to $142.5 million for the third quarter of last year. The increase was primarily attributable to higher marketing expenses, higher selling and merchandising expenses, some of which are variable with higher sales volume, and higher anticipated payments under our incentive plans. These increases were partially offset by lower retail facilities expenses, primarily resulting from the lower store count. As a percent of net sales, selling and administrative expenses remained constant at 36.7% for the third quarter of 2010, as compared to the third quarter of last year, reflecting the above named factors and better leveraging of our expense base over the higher sales volume.

Selling and administrative expenses increased $23.3 million, or 5.7%, to $434.4 million for the first nine months of 2010, compared to $411.1 million for the first nine months of last year, due to higher selling and merchandising expenses, some of which are variable with higher sales volume, higher marketing expenses and higher anticipated payments under our incentive plans. These increases were partially offset by lower retail facilities expenses, primarily resulting from the lower store count. As a percentage of net sales, selling and administrative expenses decreased to 38.4% for the first nine months of 2010 from 40.3% for the first nine months of last year, reflecting the above named factors and better leveraging of our expense base over the higher sales volume.

Operating Earnings
Operating earnings increased $3.6 million, or 12.8%, to $32.2 million for the third quarter of 2010, compared to operating earnings of $28.6 million for the third quarter of last year. The increase reflects the continued strong momentum in our business, a higher conversion rate in our stores, increases in customer traffic levels and higher average retail prices. These factors resulted in an increase in net sales and gross profit rate, partially offset by the increase in selling and administrative expenses, as described above. As a percent of net sales, operating earnings increased to 7.6% for the third quarter of 2010, compared to 7.3% for the third quarter of last year.

Operating earnings increased $45.3 million, or 147.6%, to $76.1 million for the first nine months of 2010, compared to $30.8 million for the first nine months of last year for the same reasons as those described above for the third quarter. As a percent of net sales, operating earnings increased to 6.7% for the first nine months of 2010, compared to 3.0% for the first nine months of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30, 2010		October 31, 2009		October 30, 2010		October 31, 2009
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$227.1	100.0%	$169.9	100.0%	$580.5	100.0%	$480.7	100.0%
Cost of goods sold	162.1	71.4%	112.1	66.0%	404.8	69.7%	327.1	68.1%
Gross profit	65.0	28.6%	57.8	34.0%	175.7	30.3%	153.6	31.9%
Selling and administrative expenses	51.1	22.5%	41.1	24.1%	143.7	24.8%	123.1	25.6%
Restructuring and other special charges, net	0.2	0.1%	0.1	0.1%	0.6	0.1%	0.1	0.0%
Operating earnings	$13.7	6.0%	$16.6	9.8%	$31.4	5.4%	$30.4	6.3%

Key Metrics
Unfilled order position at end of period	$320.0		$255.6

Net Sales
Net sales increased $57.2 million, or 33.7%, to $227.1 million for the third quarter of 2010, compared to $169.9 million for the third quarter of last year. Demand for many of our brands continued to strengthen in the third quarter of 2010, as our brand performance at our retail customers improved.  We experienced sales growth in nearly all of our brands, primarily led by our Naturalizer, Dr. Scholl’s and Women’s Specialty divisions. The sales growth was driven by sales increases across all of our channels of distribution, particularly in the mid-tier channel. Our unfilled order position increased $64.4 million, or 25.2%, to $320.0 million as of October 30, 2010, as compared to $255.6 million as of October 31, 2009. The unfilled order position is consistent with our net sales increase expected for the fourth quarter of 2010 in the high-teens to low 20s percentage range as compared to the fourth quarter of 2009.

Net sales increased $99.8 million, or 20.8%, to $580.5 million for the first nine months of 2010, compared to $480.7 million for the first nine months of last year. We experienced sales growth from many of our brands, primarily led by our Dr. Scholl’s, Naturalizer, Sam Edelman, Via Spiga and Vera Wang divisions. The sales growth was driven by sales increases across most of our channels of distribution, particularly in the mid-tier and department store channels.

Gross Profit
Gross profit increased $7.2 million, or 12.4%, to $65.0 million for the third quarter of 2010, compared to $57.8 million for the third quarter of last year, due to the increase in net sales, partially offset by a decline in gross profit rate. As a percent of net sales, our gross profit decreased to 28.6% for the third quarter of 2010 from 34.0% for the third quarter of last year. The decrease in the gross profit rate was due primarily to shifts in channel and brand mix and increased provisions for markdowns.

Gross profit increased $22.1 million, or 14.4%, to $175.7 million for the first nine months of 2010, compared to $153.6 million for the first nine months of last year. As a percent of net sales, our gross profit decreased to 30.3% for the first nine months of 2010 from 31.9% for the first nine months of last year. The decrease in the gross profit rate was primarily due to shifts in channel mix and increased air freight costs, partially offset by decreased provisions for customer allowances.

Selling and Administrative Expenses
Selling and administrative expenses increased $10.0 million, or 24.2%, to $51.1 million for the third quarter of 2010, compared to $41.1 million for the third quarter of last year, due primarily to higher anticipated payments under our incentive plans and higher marketing expenses. As a percent of net sales, selling and administrative expenses decreased to 22.5% for the third quarter of 2010, compared to 24.1% for the third quarter of last year, reflecting the above named factors and better leveraging of our expense base over the higher sales volume.

Selling and administrative expenses increased $20.6 million, or 16.8%, to $143.7 million for the first nine months of 2010, compared to $123.1 million for the first nine months of last year, due to the same factors described above for the third quarter. As a percent of net sales, selling and administrative expenses decreased to 24.8% for the first nine months of 2010 from 25.6% for the first nine months of last year, reflecting the above named factors and better leveraging of our expense base over the higher sales volume.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $0.2 million and $0.6 million during the third quarter and first nine months of 2010, respectively, with $0.1 million of corresponding charges during both the third quarter and first nine months of last year. All charges incurred during the first nine months of 2010 and 2009 are related to our integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications.

Operating Earnings
Operating earnings decreased $2.9 million, or 17.5%, to $13.7 million for the third quarter of 2010, compared to $16.6 million for the third quarter of last year. The decrease was primarily driven by the decrease in gross profit rate and increase in selling and administrative expenses, partially offset by the increase in net sales. As a percent of net sales, operating earnings declined to 6.0% for the third quarter of 2010, compared to 9.8% for the third quarter of last year.

Operating earnings increased $1.0 million, or 3.3%, to $31.4 million for the first nine months of 2010, compared to $30.4 million for the first nine months of last year due to the increase in net sales, partially offset by the increase in selling and administrative expenses and decrease in gross profit rate. As a percent of net sales, operating earnings decreased to 5.4% for the first nine months of 2010, compared to 6.3% for the first nine months of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30, 2010		October 31, 2009		October 30, 2010		October 31, 2009
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$67.4	100.0%	$66.5	100.0%	$188.1	100.0%	$174.4	100.0%
Cost of goods sold	36.9	54.8%	36.5	54.9%	106.1	56.4%	99.1	56.8%
Gross profit	30.5	45.2%	30.0	45.1%	82.0	43.6%	75.3	43.2%
Selling and administrative expenses	29.8	44.2%	31.4	47.1%	87.0	46.2%	87.2	50.0%
Operating earnings (loss)	$0.7	1.0%	$(1.4)	(2.0)%	$(5.0)	(2.6)%	$(11.9)	(6.8)%

Key Metrics
Same-store sales % change	2.1%		4.1%		7.8%		(1.2)%
Same-store sales $ change	$0.6		$1.8		$9.1		$(2.0)
Sales change from new and closed stores, net	$(2.6)		$0.2		$(6.5)		$0.9
Impact of changes in Canadian exchange rate on sales	$0.8		$0.6		$5.1		$(4.3)
Sales change of e-commerce subsidiary	$2.1		$(1.7)		$6.0		$(6.8)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$99		$94		$280		$246
Sales per square foot, excluding e-commerce (trailing twelve- months)	$377		$330		$377		$330
Square footage (thousand sq. ft.)	430		473		430		473

Stores opened	3		6		5		8
Stores closed	8		1		28		20
Ending stores	259		294		259		294

Net Sales
Net sales increased $0.9 million, or 1.3%, to $67.4 million for the third quarter of 2010, compared to $66.5 million for the third quarter of last year. Higher net sales at Shoes.com, an increase in the Canadian dollar exchange rate and a same-store sales increase of 2.1% in our retail stores led to an overall increase in our level of net sales. A lower store count, as a result of store closings, partially offset the net sales increases. The net sales of Shoes.com increased $2.1 million, or 12.2%, to $19.5 million for the third quarter of 2010, compared to $17.4 million for the third quarter of last year, reflecting an increase in site visits and a higher conversion rate. We opened three new stores and closed eight stores during the third quarter of 2010, resulting in a total of 259 stores (including seven Naturalizer stores in China) and total square footage of 430,000 at the end of the third quarter of 2010, compared to 294 stores (including 16 Naturalizer stores in China) and total square footage of 473,000 at the end of the third quarter of last year. As a result of the above named factors, sales per square foot, excluding e-commerce, increased 6.0% to $99 for the third quarter of 2010, compared to $94 for the third quarter of last year.

Net sales increased $13.7 million, or 7.9%, to $188.1 million for the first nine months of 2010, compared to $174.4 million for the first nine months of last year. A same-store sales increase of 7.8% in our retail stores, higher net sales at Shoes.com and an increase in the Canadian dollar exchange rate led to an overall increase in our level of net sales. A lower store count partially offset the same-store sales increase. The net sales at Shoes.com increased $6.0 million, or 13.3%, to $51.3 million for the first nine months of 2010, compared to $45.3 million for the first nine months of last year. Sales per square foot, excluding e-commerce, increased 13.7% to $280, compared to $246 for the first nine months of last year as a result of the above named factors.

Gross Profit
Gross profit increased $0.5 million, or 1.6%, to $30.5 million for the third quarter of 2010, compared to $30.0 million for the third quarter of last year, primarily reflecting higher net sales. As a percent of net sales, our gross profit increased to 45.2% for the third quarter of 2010 from 45.1% for the third quarter of last year. The increase in our overall rate was driven by a higher gross profit rate for Shoes.com, primarily due to decreased provisions for markdowns, and was partially offset by a lower gross profit rate for our retail stores.

Gross profit increased $6.7 million, or 8.9%, to $82.0 million for the first nine months of 2010, compared to $75.3 million for the first nine months of last year, reflecting higher net sales and a higher gross profit rate. As a percentage of net sales, our gross profit increased to 43.6% for the first nine months of 2010 from 43.2% for the first nine months of last year due to sales of higher-margin categories and improved retail sell-through, resulting in lower markdowns for our retail stores, partially offset by a lower gross profit rate for Shoes.com.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.6 million, or 5.0%, to $29.8 million for the third quarter of 2010, compared to $31.4 million for the third quarter of last year, due primarily to declines in retail facilities expenses, primarily resulting from the lower store count, partially offset by an increase in the Canadian dollar exchange rate. As a percent of net sales, selling and administrative expenses decreased to 44.2% for the third quarter of 2010, compared to 47.1% for the third quarter of last year, reflecting the factors listed above and better leveraging of our expense base over the higher sales volume.

Selling and administrative expenses decreased $0.2 million, or 0.2%, to $87.0 million for the first nine months of 2010, compared to $87.2 million for the first nine months of last year, due to the same factors as described above for the third quarter. As a percent of net sales, selling and administrative expenses decreased to 46.2% for the first nine months of 2010 from 50.0% for the first nine months of last year, reflecting better leveraging of our expense base over the higher sales volume.

Operating Earnings (Loss)
Specialty Retail reported operating earnings of $0.7 million for the third quarter of 2010, compared to an operating loss of $1.4 million for the third quarter of last year, primarily due to decreased selling and administrative expenses and an increase in net sales, as described above.

Specialty Retail reported an operating loss of $5.0 million for the first nine months of 2010, compared to an operating loss of $11.9 million for the first nine months of last year, primarily due to increases in net sales and gross profit rate.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $13.3 million for the third quarter of 2010, compared to costs of $9.5 million for the third quarter of last year.

There were several factors impacting the $3.8 million variance, as follows:

•
Incentive plans – Our selling and administrative expenses were higher by $3.4 million during the third quarter of 2010, as compared to the third quarter of last year, due to higher anticipated payments under our incentive plans.

•	Higher expenses related to retirement plans and consulting/professional fees.
•
Lower expenses related to director compensation expenses, as certain director compensation arrangements are variable based on the Company’s stock price, which decreased during the third quarter of 2010.

•
Information technology initiatives – We incurred expenses of $1.7 million during the third quarter of 2010 related to our integrated ERP information technology system, $0.4 million lower than the $2.1 million in corresponding expenses incurred during the third quarter of last year. The lower expenses were offset by higher amortization expense related to the integrated ERP information technology system during the third quarter of 2010 as compared to the third quarter of last year.

Unallocated corporate administrative expenses and other costs, net of recoveries, were $35.8 million in the first nine months of 2010, compared to $27.1 million in the first nine months of last year.

There were several factors impacting the $8.7 million variance, as follows:

•
Incentive plans – Our selling and administrative expenses were higher by $7.0 million during the first nine months of 2010, as compared to the first nine months of last year, reflecting higher anticipated payments under our incentive plans.

•
Information technology initiatives – We incurred expenses of $4.9 million during the first nine months of 2010 related to our integrated ERP information technology system, $1.8 million lower than the $6.7 million in corresponding expenses during the first nine months of last year. The lower expenses were offset by higher amortization expense related to the integrated ERP information technology system during the first nine months of 2010 as compared to the first nine months of last year.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	October 30, 2010	October 31, 2009	January 30, 2010
Borrowings under revolving credit agreement	$113.0	$50.0	$94.5
Senior notes	150.0	150.0	150.0
Total debt	$263.0	$200.0	$244.5

Total debt obligations increased $63.0 million to $263.0 million at October 30, 2010, compared to $200.0 million at October 31, 2009, and increased $18.5 million from $244.5 million at January 30, 2010 due to higher borrowings under our revolving credit agreement. The increases between periods resulted from having higher borrowings outstanding under our revolving credit agreement at October 30, 2010, primarily due to higher working capital levels and the acquisition of the remaining 50% of our noncontrolling interest in Edelman Shoe, as described in Note 3 to the condensed consolidated financial statements. Interest expense for the third quarter of 2010 decreased $0.1 million to $4.9 million, compared to $5.0 million for the third quarter of last year. Interest expense for the first nine months of 2010 decreased $1.0 million to $14.2 million, compared to $15.2 million in the first nine months of last year primarily due to lower average borrowings and lower interest rates on average borrowings under our revolving credit agreement.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. In addition, if the excess availability falls below the greater of (i) 17.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $25.0 million and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions, with which we were in compliance as of October 30, 2010.

At October 30, 2010, we had $113.0 million of borrowings outstanding and $10.7 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $256.3 million at the end of the third quarter of 2010.

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

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of our assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 30, 2010, we were in compliance with all covenants relating to the Senior Notes.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	October 30, 2010	October 31, 2009	Increase/ (Decrease)

Net cash (used for) provided by operating activities	$(32.8)	$58.2	$(91.0)
Net cash used for investing activities	(40.9)	(40.1)	(0.8)
Net cash used for financing activities	(22.5)	(71.5)	49.0
Effect of exchange rate changes on cash	0.1	0.6	(0.5)
Decrease in cash and cash equivalents	$(96.1)	$(52.8)	$(43.3)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash used for operating activities was $91.0 million higher in the first nine months of 2010 as compared to cash provided by operating activities in the first nine months of last year, reflecting several factors:
•
An increase in inventories in the first nine months of 2010 compared to a decrease in the first nine months of last year to support higher sales levels and the accelerated timing of inventory receipts; and

•
A larger increase in receivables during the first nine months of 2010 as compared to the first nine months of last year due to higher sales in the third quarter of 2010 from our Wholesale Operations segment.

Partially offset by,
•	An increase in net earnings; and
•	A smaller decrease in trade accounts payable during the first nine months of 2010 as compared to the first nine months of last year due to the timing and amount of purchases and payments to vendors.

Cash used for investing activities was higher by $0.8 million primarily as a result of higher capitalized software related to our information technology initiatives. In 2010, we expect purchases of property and equipment and capitalized software of approximately $58.0 million to $60.0 million, primarily related to our information technology initiatives, new and remodeled stores, logistics network and general infrastructure.

Cash used for financing activities was lower by $49.0 million primarily due to higher borrowings, net of repayments, under our revolving credit agreement, partially offset by the acquisition of the remaining 50% of our noncontrolling interest in Edelman Shoe. Borrowings under our revolving credit agreement were higher in support of our investments in inventory and the timing of related purchases, as discussed above, and the acquisition of the remaining 50% of our noncontrolling interest in Edelman Shoe. See Note 3 to the condensed consolidated financial statements for additional information regarding our interests in Edelman Shoe during the first nine months of 2010.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 30, 2010	October 31, 2009	January 30, 2010

Working capital ($ millions) (1)	$ 292.2	$ 278.9	$ 294.2

Current ratio (2)	1.66:1	1.88:1	1.71:1

Debt-to-capital ratio (3)	39.1%	33.1%	37.3%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total equity.

Working capital at October 30, 2010, was $292.2 million, which was $2.0 million lower than at January 30, 2010 and $13.3 million higher than at October 31, 2009. Our current ratio decreased to 1.66 to 1 compared to 1.71 to 1 at January 30, 2010 and 1.88 to 1 at October 31, 2009. The decrease compared to January 30, 2010 was primarily attributable to lower cash and cash equivalents, higher borrowings under our revolving credit agreement and higher other accrued expenses, partially offset by higher inventories and receivables. The decrease compared to October 31, 2009 was primarily attributable to higher borrowings under our revolving credit agreement, trade accounts payable and other accrued expenses, partially offset by higher inventories and receivables. Our debt-to-capital ratio was 39.1% as of October 30, 2010, compared to 37.3% as of January 30, 2010 and 33.1% as of October 31, 2009. The increase in our debt-to-capital ratio from January 30, 2010 and October 31, 2009 primarily reflected increases in borrowings under our revolving credit agreement due in part to the higher working capital levels and the acquisition of the remaining 50% of our noncontrolling interest in Edelman Shoe, as described in Note 3 to the condensed consolidated financial statements.

At October 30, 2010, we had $29.7 million of cash and cash equivalents, a portion of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

We paid dividends of $0.07 per share in both the third quarter of 2010 and the third quarter of last year. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At October 30, 2010, we were contingently liable for remaining lease commitments of approximately $1.2 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, long-term debt, interest on long-term debt, minimum license commitments, borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations related to our restructuring and expense and capital containment initiatives. There have been no significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 30, 2010, other than the reduction of our obligations related to restructuring and expense and capital containment initiatives as a result of settlements during the first nine months of 2010 as disclosed in Note 6 to the condensed consolidated financial statements and those which occur in the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings/payments under our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals).

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of October 30, 2010, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing an integrated ERP information technology system that is replacing select existing internally developed and certain other third-party applications. Implementation began in 2008 and is scheduled to be substantially complete in the fourth quarter of 2010. We have updated our internal control over financial reporting as necessary to accommodate the modifications to our business processes and related internal control over financial reporting. This ERP system, along with the internal control over financial reporting impacted by the phased implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the phased implementation continues, existing controls and the controls affected by the implementation of the new system were evaluated as being appropriate and effective. As the Company continues the phased implementation of the new ERP system, it expects that there will be additional changes in business processes and related internal control over financial reporting. Our assessment of the operating effectiveness of internal control over financial reporting will be performed as part of our annual evaluation of internal control over financial reporting as of January 29, 2011. There were no other significant changes to internal control over financial reporting during the quarter ended October 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2010:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

August 1, 2010 – August 28, 2010	7,347	(2)	$12.65	(2)	–	2,500,000

August 29, 2010 – October 2, 2010	–		–		–	2,500,000

October 3, 2010 – October 30, 2010	–		–		–	2,500,000

Total	7,347	(2)	$12.65	(2)	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the third quarter of 2010; therefore, there were 2.5 million shares authorized to be purchased under the program as of October 30, 2010. Our repurchases of common stock are limited under our debt agreements.

(2)
Includes shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of Brown Shoe Company, Inc. (the “Company”), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007 and filed June 5, 2007.

3.2		Bylaws of the Company as amended through October 2, 2008, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated October 8, 2008 and filed October 8, 2008.
10.1	† #	Form of Performance Unit Award Agreement (for 2008-2010 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.
10.2	† #	Form of Performance Award Agreement (for 2009-2011 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.
10.3	† #	Form of Performance Award Agreement (for 2010-2012 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
† Denotes exhibit is filed with this Form 10-Q.
# Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: December 7, 2010	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer