Form 10-Q/A
period 2010-10-30
BROWN SHOE CO INC
filed 2011-03-21
CIK 14707

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

EXPLANATORY NOTE:

Brown Shoe Company, Inc., a New York corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, as filed with the Securities and Exchange Commission (the “Commission”) on December 7, 2010 (the “Original 10-Q”), solely to reflect the inclusion of information which had previously been redacted from Exhibits 10.1, 10.2 and 10.3 to the Original 10-Q.  Except as identified above, no other amendments or changes to the Original 10-Q are made by this Amendment and the remainder of the Original 10-Q shall remain in effect as of the date of filing of the Original 10-Q.  Additionally, this Amendment does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original 10-Q.

ITEM 6	EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of Brown Shoe Company, Inc. (the “Company”), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007 and filed June 5, 2007.

3.2		Bylaws of the Company as amended through October 2, 2008, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated October 8, 2008 and filed October 8, 2008.
10.1	†	Form of Performance Unit Award Agreement (for 2008-2010 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.
10.2	†	Form of Performance Award Agreement (for 2009-2011 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.
10.3	†	Form of Performance Award Agreement (for 2010-2012 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
† Denotes exhibit is filed with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: March 21, 2011	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer