Form 10-Q
period 2011-04-30
BROWN SHOE CO INC
filed 2011-06-09
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2011

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☑

As of May 28, 2011, 44,507,039 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	April 30, 2011	May 1, 2010	January 29, 2011
Assets
Current assets
Cash and cash equivalents	$54,229	$59,465	$126,548
Receivables	144,484	87,296	113,937
Inventories	534,725	431,488	524,250
Prepaid expenses and other current assets	57,468	47,444	43,546
Total current assets	790,906	625,693	808,281

Other assets	135,103	116,075	133,538
Goodwill and intangible assets, net	173,162	75,535	70,592
Property and equipment	430,274	414,107	423,103
Allowance for depreciation	(288,876)	(277,044)	(287,471)
Net property and equipment	141,398	137,063	135,632
Total assets	$1,240,569	$954,366	$1,148,043

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$288,000	$–	$198,000
Trade accounts payable	171,386	190,263	167,190
Other accrued expenses	132,806	128,020	146,715
Total current liabilities	592,192	318,283	511,905

Other liabilities
Long-term debt	150,000	150,000	150,000
Deferred rent	34,127	37,982	34,678
Other liabilities	44,438	27,854	35,551
Total other liabilities	228,565	215,836	220,229

Equity
Common stock	443	433	439
Additional paid-in capital	135,568	152,905	134,270
Accumulated other comprehensive income	8,197	1,107	6,141
Retained earnings	274,814	256,257	274,230
Total Brown Shoe Company, Inc. shareholders’ equity	419,022	410,702	415,080
Noncontrolling interests	790	9,545	829
Total equity	419,812	420,247	415,909
Total liabilities and equity	$1,240,569	$954,366	$1,148,043
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 30, 2011	May 1, 2010
Net sales	$624,620	$597,718
Cost of goods sold	374,820	350,158
Gross profit	249,800	247,560
Selling and administrative expenses	235,468	224,515
Restructuring and other special charges, net	1,744	1,717
Operating earnings	12,588	21,328
Interest expense	(6,698)	(4,512)
Interest income	85	18
Earnings before income taxes	5,975	16,834
Income tax provision	(2,334)	(6,299)
Net earnings	$3,641	$10,535
Less: Net (loss) earnings attributable to noncontrolling interests	(47)	489
Net earnings attributable to Brown Shoe Company, Inc.	$3,688	$10,046

Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.08	$0.23

Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.08	$0.23

Dividends per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	April 30, 2011	May 1, 2010

Operating Activities
Net earnings	$3,641	$10,535
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,921	8,087
Amortization of capitalized software	3,327	2,497
Amortization of intangibles	2,066	1,691
Amortization of debt issuance costs	599	549
Share-based compensation expense	1,663	1,406
Tax deficiency related to share-based plans	431	237
Loss on disposal of facilities and equipment	308	490
Impairment charges for facilities and equipment	543	1,193
Deferred rent	(551)	(887)
Provision for doubtful accounts	335	26
Foreign currency transaction gains	(2)	(211)
Changes in operating assets and liabilities, net of acquired businesses:
Receivables	(9,628)	(3,011)
Inventories	39,362	25,624
Prepaid expenses and other current and noncurrent assets	268	(5,323)
Trade accounts payable	(9,155)	12,410
Accrued expenses and other liabilities	(37,348)	(12,145)
Other, net	(1,123)	(1,034)
Net cash provided by operating activities	3,657	42,134

Investing Activities
Purchases of property and equipment	(7,067)	(5,136)
Capitalized software	(2,640)	(6,202)
Acquisition cost	(156,636)	–
Cash recognized on initial consolidation	3,121	–
Net cash used for investing activities	(163,222)	(11,338)

Financing Activities
Borrowings under revolving credit agreement	759,500	111,000
Repayments under revolving credit agreement	(669,500)	(205,500)
Dividends paid	(3,104)	(3,040)
Debt issuance costs	(1,234)	–
Proceeds from stock options exercised	484	214
Tax deficiency related to share-based plans	(431)	(237)
Net cash provided by (used for) financing activities	85,715	(97,563)
Effect of exchange rate changes on cash and cash equivalents	1,531	399
Decrease in cash and cash equivalents	(72,319)	(66,368)
Cash and cash equivalents at beginning of period	126,548	125,833
Cash and cash equivalents at end of period	$54,229	$59,465
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 29, 2011.

Note 2	Impact of New and Prospective Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that provides amendments to FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, and requires more extensive disclosures about (a) transfers in and out of Levels 1 and 2, (b) activity in Level 3 fair value measurements, (c) different classes of assets and liabilities measured at fair value, and (d) the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Accordingly, the Company adopted the guidance, except for certain disclosures applicable to Level 3 fair value measurements, at the beginning of 2010, and adopted the guidance applicable to Level 3 fair value measurements at the beginning of 2011.

In December 2010, the FASB issued Emerging Issues Task Force Issue No. 10-G, Disclosure of Supplementary Pro Forma Information for Business Combinations, requiring entities that have entered into a material business combination or a series of immaterial business combinations that are material in the aggregate to present pro forma disclosures required under ASC 805, Business Combinations, as if the business combination occurred at the beginning of the prior annual period when preparing pro forma financial information for both the current and prior annual periods. Additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments are also required. The guidance is effective for business combinations consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Accordingly, the Company adopted the guidance at the beginning of 2011. See Note 3 to the consolidated financial statements for additional information.

Note 3	Acquisitions

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

Beginning November 3, 2008, the Company’s consolidated financial statements included the accounts of Edelman Shoe as a result of the Company’s determination that Edelman Shoe was a variable interest entity (“VIE”), for which the Company was the primary beneficiary. At the beginning of 2010, the Company adopted amended consolidation guidance applicable to VIEs, evaluated the impact on the existing variable interests in Edelman Shoe and determined that Edelman Shoe continued to be a VIE that was appropriately consolidated by the Company.

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

American Sporting Goods Corporation
On February 17, 2011, the Company entered into a Stock Purchase Agreement with American Sporting Goods Corporation (“ASG”) and ASG’s stockholders, pursuant to which a subsidiary of the Company acquired all of the outstanding capital stock of ASG (the “ASG Stock”) from the ASG stockholders on that date.  The aggregate purchase price for the ASG Stock was $156.6 million in cash, including debt assumed by the Company of $11.6 million. In addition, the Company may be required to pay a $2.0 million cash earn-out contingent upon ASG’s achievement of certain financial targets. The operating results of ASG have been included in our financial statements since February 17, 2011, and are consolidated within our Wholesale Operations segment.

ASG is a designer, manufacturer and marketer of a broad range of athletic footwear with a strong presence in walking, fitness and basketball.  It was founded in 1983 and is headquartered in Aliso Viejo, California.

The acquisition adds performance and lifestyle athletic and outdoor footwear brands to the Company’s portfolio, including Avia, rykä, AND 1, Nevados and Yukon, and complements the Company’s existing fitness and comfort offerings.

Effective February 17, 2011, the Loan Parties under the Company’s Credit Agreement exercised the $150.0 million designated event accordion feature to fund the majority of the purchase price for ASG, increasing the aggregate amount available under the Credit Agreement from $380.0 million to $530.0 million. The Credit Agreement continues to provide for access to an additional $150.0 million of optional availability pursuant to a separate accordion feature, subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase.

The Company incurred acquisition-related costs of $1.7 million (on both a pre-tax and after-tax basis, or $0.04 per diluted share) during the first quarter of 2011 and $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) during 2010. All costs are recorded as a component of restructuring and other special charges, net. In addition, in the first quarter of 2011, the Wholesale Operations segment included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $2.7 million ($1.6 million on an after-tax basis, or $0.04 per diluted share).

The total consideration paid by the Company in connection with the acquisition of ASG was $156.6 million. The cost to acquire ASG has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation has resulted in acquired goodwill of $57.9 million and intangible assets related to trade names, licensing agreements and customer relationships of $46.7 million. The goodwill and intangible assets have been allocated to the Wholesale Operations segment.

The Company’s purchase price allocation is not yet finalized. The Company has allocated the purchase price of ASG according to its estimate of the fair value of the assets and liabilities as of the acquisition date, February 17, 2011, as follows:

($ millions)	As of February 17, 2011
Cash and cash equivalents	$3.1
Receivables	21.1
Inventories	49.1
Deferred income taxes	2.5
Prepaid expense and other current assets	12.0
Total current assets	87.8

Other assets	1.2
Goodwill	57.9
Intangible assets	46.7
Property and equipment	8.4
Total assets	$202.0

Trade accounts payable	$13.2
Other accrued expenses	16.2
Total current liabilities	29.4
Deferred income taxes	16.0
Total liabilities	$45.4
Net assets	$156.6

The Company’s purchase price allocation contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company has used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of its operations. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies.

The Company has estimated the fair value of acquired receivables to be $21.1 million, with a gross contractual amount of $22.1 million. The Company does not expect to collect $1.0 million of the acquired receivables. The Company has also estimated the fair value of inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal and a reasonable profit allowance for our post acquisition selling efforts and current replacement cost for raw materials acquired at the closing date. In estimating the fair values for intangible assets other than goodwill, the Company relied in part upon a report of a third-party valuation specialist. With respect to other acquired assets and liabilities, the Company used all available information to make its best estimate of fair values at the business combination date.

The allocation of purchase price is not yet finalized and is based on our estimate of the fair value of the assets acquired and liabilities assumed. The Company is in the process of finalizing its estimate of certain accrued expenses, and reserves for inventory and accounts receivable, finalizing the application of the Company’s accounting principles to the acquired assets and liabilities, and obtaining final third-party valuations of its intangible assets. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

Goodwill and intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to synergies and an assembled workforce and is not deductible for tax purposes.

The following table illustrates the unaudited pro forma effect on operating results as if the acquisition had been completed as of the beginning of 2010:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 30, 2011	May 1, 2010
Net sales	$632,567	$642,851
Net earnings attributable to Brown Shoe Company, Inc.	$6,609	$9,273
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.15	$0.21
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.15	$0.21

For purposes of the pro forma disclosures, the thirteen weeks ended May 1, 2010, primarily includes a non-cash cost of goods sold impact reflecting the sell-through of higher cost product due to a fair value adjustment to acquired inventory of $3.2 million and amortization of acquired intangibles of $0.5 million. The pro forma information above also reflects interest expense assuming borrowings at the beginning of 2010 of $156.6 million at 3.5% interest under our Credit Agreement to fund the acquisition.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations would have been had we completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.

During the period from the acquisition date of February 17, 2011 through April 30, 2011, our condensed consolidated statement of earnings include net sales of ASG of $41.0 million (net of intercompany eliminations) and immaterial net earnings, which included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $2.7 million ($1.6 million on an after-tax basis, or $0.04 per diluted share).

Note 4	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders. The following table sets forth the computation of basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
(in thousands, except per share amounts)	April 30, 2011	May 1, 2010

NUMERATOR
Net earnings attributable to Brown Shoe Company, Inc. before allocation of earnings to participating securities	$3,688	$10,046
Less: Earnings allocated to participating securities	149	343
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$3,539	$9,703

DENOMINATOR
Denominator for basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	42,475	41,755
Dilutive effect of share-based awards	531	232
Denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	43,006	41,987

Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.08	$0.23

Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.08	$0.23

Options to purchase 1,350,570 and 867,968 shares of common stock for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 5	Comprehensive Income and Changes in Equity

Comprehensive income includes changes in equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
($ thousands)	April 30, 2011	May 1, 2010
Net earnings	$3,641	$10,535

Other comprehensive income (loss) (“OCI”), net of tax:
Foreign currency translation adjustment	2,259	1,120
Unrealized losses on derivative instruments, net of tax of $51 and $141 in the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively	(209)	(295)
Net loss from derivatives reclassified into earnings, net of tax of $5 and $54 in the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively	14	105
	2,064	930
Comprehensive income	$5,705	$11,465
Less: Comprehensive (loss) income attributable to noncontrolling interests	(39)	489
Comprehensive income attributable to Brown Shoe Company, Inc.	$5,744	$10,976

The following table sets forth the balance in accumulated other comprehensive income for the Company at April 30, 2011, May 1, 2010 and January 29, 2011:

($ thousands)	April 30, 2011	May 1, 2010	January 29, 2011
Foreign currency translation gains	$8,532	$5,274	$6,281
Unrealized losses on derivative instruments, net of tax	(508)	(907)	(313)
Pension and other postretirement benefits, net of tax	173	(3,260)	173
Accumulated other comprehensive income	$8,197	$1,107	$6,141

See additional information related to derivative instruments in Note 12 and Note 13 to the condensed consolidated financial statements and additional information related to pension and other postretirement benefits in Note 10 to the condensed consolidated financial statements.

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the thirteen weeks ended April 30, 2011 and May 1, 2010:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 29, 2011	$415,080	$829	$415,909
Comprehensive income (loss)	5,744	(39)	5,705
Dividends paid	(3,104)	–	(3,104)
Stock issued under share-based plans	70	–	70
Tax deficiency related to share-based plans	(431)	–	(431)
Share-based compensation expense	1,663	–	1,663
Equity at April 30, 2011	$419,022	$790	$419,812

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2010	$402,171	$9,056	$411,227
Comprehensive income	10,976	489	11,465
Dividends paid	(3,040)	–	(3,040)
Stock issued under share-based plans	(574)	–	(574)
Tax deficiency related to share-based plans	(237)	–	(237)
Share-based compensation expense	1,406	–	1,406
Equity at May 1, 2010	$410,702	$9,545	$420,247

Note 6	Restructuring and Other Special Charges, Net

Acquisition-related Costs
On February 17, 2011, the Company entered into a Stock Purchase Agreement with ASG and ASG’s stockholders, pursuant to which a subsidiary of the Company acquired all of the outstanding capital stock of ASG from the ASG stockholders on that date. During the first quarter of 2011 and for the full year of 2010, the Company incurred acquisition-related costs totaling $1.7 million (on both a pre-tax and after-tax basis, or $0.04 per diluted share) and $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share), respectively, to effect the acquisition of ASG. All of the costs recorded during 2011 and 2010 were reflected within the Other segment and recorded as a component of restructuring and other special charges, net. See Note 3 to the condensed consolidated financial statements for further information.

Information Technology Initiatives
During 2008, the Company began implementation of an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. The ERP information technology system replaced certain of the Company’s internally developed and certain other third-party applications and is expected to better support the Company’s business model. The Company expects the implementation will enhance its profitability through improved management and execution of its business operations, financial systems, supply chain efficiency and planning and employee productivity. Although the Company went live on the wholesale portion of its new ERP system in the fourth quarter of 2010, system transition efforts and alignment of existing business processes are expected to continue in 2011. The Company incurred expenses of $1.7 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) during the thirteen weeks ended May 1, 2010, related to these initiatives. Of the $1.7 million in expenses recorded during the thirteen weeks ended May 1, 2010, $1.5 million was recorded in the Other segment and $0.2 million was recorded in the Wholesale Operations segment. During 2010, the Company incurred expenses of $6.8 million ($4.6 million on an after-tax basis, or $0.10 per diluted share) related to these initiatives. Of the $6.8 million in expenses recorded during 2010, $6.1 million was recorded in the Other segment, and the remaining expense was recorded in the Wholesale Operations segment. During 2009, the Company incurred expenses of $9.2 million ($5.8 million on an after-tax basis, or $0.14 per diluted share) related to these initiatives. Of the $9.2 million in expenses recorded during 2009, $8.9 million was recorded in the Other segment, and the remaining expense was recorded in the Wholesale Operations segment. During 2008, the Company incurred expenses of $3.7 million ($2.4 million on an after-tax basis, or $0.06 per diluted share), and these expenses were reflected within the Other segment. The expenses incurred through 2010 were recorded as a component of restructuring and other special charges, net.  Beginning in 2011, expenses incurred related to the ongoing enhancement of the ERP system have been charged as a component of selling and administrative expenses.

Note 7	Business Segment Information

Applicable business segment information is as follows for the periods ended April 30, 2011 and May 1, 2010:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended April 30, 2011
External sales	$342,727	$222,129	$59,764	$–	$624,620
Intersegment sales	401	41,257	–	–	41,658
Operating earnings (loss)	18,782	6,527	(3,744)	(8,977)	12,588
Operating segment assets	478,255	557,272	63,547	141,495	1,240,569

Thirteen Weeks Ended May 1, 2010
External sales	$362,170	$174,729	$60,819	$–	$597,718
Intersegment sales	533	44,713	–	–	45,246
Operating earnings (loss)	28,183	8,679	(2,909)	(12,625)	21,328
Operating segment assets	458,136	269,384	63,648	163,198	954,366

The Other segment includes corporate assets and administrative expenses and other costs and recoveries which are not allocated to the operating segments.

During the thirteen weeks ended April 30, 2011, operating earnings of the Wholesale Operations segment included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $2.7 million and the operating loss of the Other segment included costs related to the Company’s acquisition and integration of ASG of $1.7 million.

During the thirteen weeks ended May 1, 2010, operating earnings (loss) of the Other and Wholesale Operations segments included costs related to the Company’s information technology initiatives of $1.5 million and $0.2 million, respectively.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	April 30, 2011	May 1, 2010
Operating earnings	$12,588	$21,328
Interest expense	(6,698)	(4,512)
Interest income	85	18
Earnings before income taxes	$5,975	$16,834

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	April 30, 2011	May 1, 2010	January 29, 2011

Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	170,162	72,535	67,592
Specialty Retail	200	200	200
	$173,162	$75,535	$70,592

As of April 30, 2011, January 29, 2011 and May 1, 2010, the Company had intangible assets of $115.3 million (net of $50.8 million accumulated amortization), $70.6 million (net of $48.7 million accumulated amortization) and $75.5 million (net of $43.7 million accumulated amortization), respectively, primarily related to trademarks. Intangible assets of $42.5 million as of April 30, 2011 and $13.7 million as of January 29, 2011 and May 1, 2010 are not subject to amortization. All remaining intangible assets are subject to amortization and have useful lives ranging from four to 20 years as of April 30, 2011. Amortization expense related to intangible assets was $2.1 million and $1.7 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. As of April 30, 2011, the Company had goodwill of $57.9 million, with no goodwill as of January 29, 2011 or May 1, 2010.

The increase in the goodwill and intangible assets of the Wholesale Operations segment from January 29, 2011 to April 30, 2011 reflects the Company’s purchase price allocation for the acquisition of ASG on February 17, 2011. The purchase price allocation is not yet finalized. The Company’s purchase price allocation has resulted in acquired goodwill of $57.9 million and identifiable intangible assets of $46.7 million. Amortization of the Company’s licensed and owned trademarks, licensing agreements and customer relationships partially offset the increase in the Wholesale Operations segment from January 29, 2011 to April 30, 2011. The decline in the intangible assets of the Company’s Wholesale Operations segment from May 1, 2010 to January 29, 2011 reflects amortization of its licensed and owned trademarks.

The intangible assets associated with our acquisition of ASG will be amortized on a straight-line basis over their estimated useful lives, ranging from four to 20 years, except for the Avia and rykä trademarks, for which an indefinite life has been assigned. A summary of the estimated useful life by intangible asset class as well as the total weighted-average estimated useful life is as follows:

Intangible Assets	Estimated Useful Life (in years)	Initial Fair Value Assigned ($ in millions)

Subject to amortization:
Trademarks	20	$ 7.4
Customer relationships	20	5.3
Licensing agreements	4	5.2
Total(1)	15.4	$ 17.9
(1)	Estimated useful life is calculated as the weighted-average total

Not subject to amortization:
Trademarks	Indefinite	$ 28.8

Note 9	Share-Based Compensation

During the first quarter of 2011, the Company granted 60,000 stock options to certain employees with a weighted-average exercise price and grant date fair value of $15.20 and $8.71, respectively. These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years. Share-based compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company granted 152,750 performance share awards during the first quarter of 2011 with a weighted-average grant date fair value of $15.20. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. The performance share awards may pay out at a maximum of 150% of the target number of shares.  Share-based compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period.

The Company also granted 416,500 restricted shares to certain employees with a weighted-average grant date fair value of $15.20 during the first quarter of 2011. The restricted shares granted to employees vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation expense of $1.7 million and $1.4 million during the first quarter of 2011 and the first quarter of 2010, respectively. The Company issued 417,952 shares of common stock during the first quarter of 2011 for restricted stock grants and directors’ fees. During the first quarter of 2011, the Company cancelled restricted stock awards of 22,300 shares as a result of forfeitures.

The Company also granted 1,184 restricted stock units to non-employee directors with a weighted-average grant date fair value of $12.21 during the first quarter of 2011. All restricted stock units granted during the first quarter of 2011 immediately vested and compensation expense was fully recognized.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit cost (income) for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Service cost	$2,060	$1,826	$–	$–
Interest cost	3,092	2,987	44	53
Expected return on assets	(5,173)	(5,064)	–	–
Amortization of:
Actuarial loss (gain)	99	26	(25)	(15)
Net transition asset	(11)	(11)	–	–
Total net periodic benefit cost (income)	$67	$(236)	$19	$38

Note 11	Long-Term and Short-Term Financing Arrangements

Credit Agreement
On January 7, 2011, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement, which was further amended on February 17, 2011 (as so amended, the “Credit Agreement”). The Credit Agreement matures on January 7, 2016. The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $380.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at the Company’s option (a) by up to $150.0 million from time to time during the term of the Credit Agreement (the “general purpose accordion feature”) and (b) by an additional $150.0 million on or before February 28, 2011 (the “designated event accordion feature”), in both instances subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase. Effective February 17, 2011, the Loan Parties exercised the $150.0 million designated event accordion feature to fund the acquisition of ASG, increasing the aggregate amount available under the Credit Agreement from $380.0 million to $530.0 million. On February 17, 2011, ASG and The Basketball Marketing Company, Inc., the sole domestic subsidiary of ASG, became borrowers under the Credit Agreement. See Note 3 to the condensed consolidated financial statements for further information on the acquisition of ASG. Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base, which is based on stated percentages of the sum of eligible accounts receivable and inventory, as defined, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first-priority security interest in all accounts receivable, inventory and certain other collateral.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of April 30, 2011.

At April 30, 2011, the Company had $288.0 million in borrowings outstanding and $8.4 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $212.8 million at April 30, 2011.

Senior Notes
In April 2005, the Company issued $150.0 million of 8¾% senior notes due in 2012 (the “2012 Senior Notes”). As of April 30, 2011, the 2012 Senior Notes were guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement, and interest on the 2012 Senior Notes was payable on May 1 and November 1 of each year. The 2012 Senior Notes were scheduled to mature on May 1, 2012, but became callable on May 1, 2009. Subsequent to May 1, 2011, the 2012 Senior Notes became eligible to be redeemed at 100.0% principal amount plus accrued and unpaid interest.

As of April 30, 2011, the 2012 Senior Notes also contained certain other covenants and restrictions that limited certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of April 30, 2011, the Company was in compliance with all covenants and restrictions relating to the 2012 Senior Notes.

Subsequent Event – Tender Offer and Consent Solicitation
On April 27, 2011, the Company announced that it had commenced a cash tender offer (the “Tender Offer”) for any and all of its 2012 Senior Notes. In connection with the Tender Offer, the Company solicited consents to proposed amendments that would, among other things, eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 2012 Senior Notes (together with the Tender Offer, the “Offer”).   Following receipt of the consent of holders of a majority in aggregate principal amount of the outstanding 2012 Senior Notes, the Company executed a supplemental indenture effecting the proposed amendments on May 11, 2011.   The Tender Offer expired on May 25, 2011 and $99.2 million aggregate principal amount of 2012 Senior Notes were tendered in the Tender Offer.

Subsequent Event – $200 Million Senior Notes Due 2019
On April 27, 2011, the Company announced that it had priced an offering of $200.0 million aggregate principal amount of 7⅛% Senior Notes due 2019 (the “2019 Senior Notes”) in a private placement.  The offering closed on May 11, 2011.  The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year beginning on November 15, 2011. The 2019 Senior Notes mature on May 15, 2019.  Prior to May 15, 2014, the Company may redeem some or all of the 2019 Senior Notes at a redemption price equal to the sum of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest, plus a “make whole” premium.  After May 15, 2014, the Company may redeem all or a part of the 2019 Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

Year	Percentage
2014	105.344%
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

In addition, prior to May 15, 2014, the Company may redeem up to 35% of the 2019 Senior Notes with the proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest thereon, if any, to the redemption date.

The net proceeds from the offering were approximately $193.7 million after deducting the initial purchasers' discounts and other offering expenses. The Company used a portion of the net proceeds to purchase $99.2 million of the Company’s outstanding $150.0 million aggregate principal amount of its 2012 Senior Notes that were tendered pursuant to the Offer and pay other fees and expenses in connection with the Offer.  The Company has called for redemption the remaining $50.8 million aggregate principal amount of the outstanding 2012 Senior Notes. The Company used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through April 2012. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the thirteen weeks ended April 30, 2011 and May 1, 2010 were not material.

The Company’s hedging strategy uses forward contracts as cash flow hedging instruments, which are recorded in the Company’s condensed consolidated balance sheet at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income and reclassified to earnings in the period that the hedged transaction is recognized in earnings.

As of April 30, 2011, January 29, 2011 and May 1, 2010, the Company had forward contracts maturing at various dates through April 2012, January 2012 and April 2011, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	April 30, 2011	May 1, 2010	January 29, 2011
Deliverable Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$19,149	$16,623	$19,200
Euro	5,491	9,581	5,977
Other currencies	223	134	229

Non-deliverable Financial Instruments
Chinese yuan	15,446	12,263	13,199
Japanese yen	1,341	1,490	1,344
New Taiwanese dollars	1,043	1,174	1,263
Other currencies	902	674	795
	$43,595	$41,939	$42,007

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheet as of April 30, 2011, May 1, 2010 and January 29, 2011 are as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

April 30, 2011	Prepaid expenses and other current assets	$577	Other accrued expenses	$1,174

May 1, 2010	Prepaid expenses and other current assets	$118	Other accrued expenses	$874

January 29, 2011	Prepaid expenses and other current assets	$223	Other accrued expenses	$567

For the thirteen weeks ended April 30, 2011 and May 1, 2010, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

($ in thousands)	Thirteen Weeks Ended April 30, 2011		Thirteen Weeks Ended May 1, 2010
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	(Loss) Gain Recognized in OCI on Derivatives	Loss (Gain) Reclassified from Accumulated OCI into Earnings	Loss Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings

Net sales	$(55)	$42	$(14)	$78

Cost of goods sold	(401)	26	(279)	28

Selling and administrative expenses	206	(49)	(136)	53

Interest expense	(10)	–	(7)	–

During 2010, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statement of earnings was as follows:

($ in thousands)	Fiscal Year Ended 2010
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings

Net sales	$(242)	$232

Cost of goods sold	442	34

Selling and administrative expenses	41	91

Interest expense	(7)	–

All of the gains and losses currently included within accumulated other comprehensive income associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 13 to the condensed consolidated financial statements.

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

Deferred Compensation Plan Assets and Liabilities
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

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”).  Under the plan, each participating director’s account is credited with the number of PSUs that is equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock, and are re-invested in additional PSUs at the next fiscal quarter-end.  The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service.  The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other liabilities in the accompanying condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are reported in the Company’s condensed consolidated statement of earnings. The fair value of the liabilities is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2011, May 1, 2010 and January 29, 2011. The Company did not have any transfers between Level 1 and Level 2 during 2010 or the thirteen weeks ended April 30, 2011.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of April 30, 2011:
Cash equivalents – money market funds	$12,997	$12,997	$–	$–
Non-qualified deferred compensation plan assets	1,890	1,890	–	–
Non-qualified deferred compensation plan liabilities	(1,890)	(1,890)	–	–
Deferred compensation plan liabilities for non- employee directors	(791)	(791)	–	–
Derivative financial instruments, net	(597)	–	(597)	–
As of May 1, 2010: Cash equivalents – money market funds	$41,978	$41,978	$–	$–
Non-qualified deferred compensation plan assets	1,243	1,243	–	–
Non-qualified deferred compensation plan liabilities	(1,243)	(1,243)	–	–
Deferred compensation plan liabilities for non- employee directors	(1,151)	(1,151)	–	–
Derivative financial instruments, net	(756)	–	(756)	–

As of January 29, 2011: Cash equivalents – money market funds	$50,000	$50,000	$–	$–
Non-qualified deferred compensation plan assets	1,447	1,447	–	–
Non-qualified deferred compensation plan liabilities	(1,447)	(1,447)	–	–
Deferred compensation plan liabilities for non- employee directors	(792)	(792)	–	–
Derivative financial instruments, net	(344)	–	(344)	–

Store Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived store assets held and used with a carrying amount of $49.5 million were assessed for impairment and written down to their fair value, resulting in an impairment charge of $0.5 million, which was recorded within selling and administrative expenses for the thirteen weeks ended April 30, 2011. Of the $0.5 million impairment charge, $0.4 million related to the Famous Footwear segment and $0.1 million related to the Specialty Retail segment.

Acquisition Purchase Accounting Estimates
See Note 3 for information related to the fair value estimates associated with the ASG acquisition and the related purchase price allocation.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	April 30, 2011		May 1, 2010		January 29, 2011
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$288,000	$288,000	$–	$–	$198,000	$198,000
2012 Senior Notes	150,000	150,000	150,000	153,225	150,000	152,157

The fair value of borrowings under the revolving credit agreement approximated their carrying value due to the short-term nature and the fair value of the Company’s 2012 Senior Notes was based upon quoted prices as of the end of the respective periods.

Note 14	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to market Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks ended April 30, 2011, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.3 million of Naturalizer footwear on a wholesale basis to Hongguo, with $0.5 million in corresponding sales during the thirteen weeks ended May 1, 2010.

Note 15	Commitments and Contingencies

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company’s most recent proposed expanded remedy workplan was approved by the Colorado authorities, and the Company is implementing that workplan. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.3 million as of April 30, 2011. The Company expects to spend approximately $0.2 million in each of the next five years and $15.3 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through April 30, 2011 are $23.2 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at April 30, 2011, is $7.8 million, of which $1.1 million is recorded within other accrued expenses and $6.7 million is recorded within other liabilities. Of the total $7.8 million reserve, $5.0 million is for on-site remediation and $2.8 million is for off-site remediation. During the thirteen weeks ended April 30, 2011 and May 1, 2010, the Company recorded no expense related to either the on-site or off-site remediation, other than the accretion of interest expense.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.7 million at April 30, 2011, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.4 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.4 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.5 million as of April 30, 2011 to complete the cleanup, maintenance and monitoring at all sites. Of the $9.5 million liability, $1.3 million is recorded in other accrued expenses and $8.2 million is recorded in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.6 million as of April 30, 2011. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At April 30, 2011, the Company was contingently liable for remaining lease commitments of approximately $0.9 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

Note 16	Financial Information for the Company and its Subsidiaries

Brown Shoe Company, Inc. issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing Credit Agreement. See Note 11 for additional information related to our long-term and short-term financing arrangements. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the Guarantors and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 30, 2011

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$26,845	$27,384	$–	$54,229
Receivables	86,434	33,374	24,676	–	144,484
Inventories	81,525	440,402	12,798	–	534,725
Prepaid expenses and other current assets	31,697	23,805	1,966	–	57,468
Total current assets	199,656	524,426	66,824	–	790,906
Other assets	108,765	25,672	666	–	135,103
Goodwill and intangible assets, net	51,901	17,000	104,261	–	173,162
Property and equipment, net	24,921	107,013	9,464	–	141,398
Investment in subsidiaries	609,375	83,801	–	(693,176)	–
Total assets	$994,618	$757,912	$181,215	$(693,176)	$1,240,569

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$288,000	$–	$–	$–	$288,000
Trade accounts payable	26,016	115,051	30,319	–	171,386
Other accrued expenses	56,969	67,723	8,114	–	132,806
Total current liabilities	370,985	182,774	38,433	–	592,192
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	17,434	42,662	18,469	–	78,565
Intercompany payable (receivable)	37,177	(76,899)	39,722	–	–
Total other liabilities	204,611	(34,237)	58,191	–	228,565
Equity
Brown Shoe Company, Inc. shareholders’ equity	419,022	609,375	83,801	(693,176)	419,022
Noncontrolling interests	–	–	790	–	790
Total equity	419,022	609,375	84,591	(693,176)	419,812
Total liabilities and equity	$994,618	$757,912	$181,215	$(693,176)	$1,240,569

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2011

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$169,200	$439,677	$49,069	$(33,326)	$624,620
Cost of goods sold	125,043	241,853	41,250	(33,326)	374,820
Gross profit	44,157	197,824	7,819	–	249,800
Selling and administrative expenses	43,682	181,500	10,286	–	235,468
Restructuring and other special charges, net	1,744	–	–	–	1,744
Equity in (earnings) loss of subsidiaries	(5,805)	1,788	–	4,017	–
Operating earnings (loss)	4,536	14,536	(2,467)	(4,017)	12,588
Interest expense	(6,688)	(2)	(8)	–	(6,698)
Interest income	–	55	30	–	85
Intercompany interest income (expense)	4,220	(4,384)	164	–	–
Earnings (loss) before income taxes	2,068	10,205	(2,281)	(4,017)	5,975
Income tax benefit (provision)	1,620	(4,400)	446	–	(2,334)
Net earnings (loss)	$3,688	$5,805	$(1,835)	$(4,017)	$3,641
Less: Net loss attributable to noncontrolling interests	–	–	(47)	–	(47)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$3,688	$5,805	$(1,788)	$(4,017)	$3,688

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2011

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(34,552)	$26,118	$12,091	$–	$3,657

Investing activities
Purchases of property and equipment	(551)	(6,184)	(332)	–	(7,067)
Capitalized software	(2,554)	(86)	–	–	(2,640)
Acquisition cost	–	–	(156,636)	–	(156,636)
Cash recognized on initial consolidation	–	3,121	–	–	3,121
Net cash used for investing activities	(3,105)	(3,149)	(156,968)	–	(163,222)

Financing activities
Borrowings under revolving credit agreement	759,500	–	–	–	759,500
Repayments under revolving credit agreement	(669,500)	–	–	–	(669,500)
Dividends paid	(3,104)	–	–	–	(3,104)
Debt issuance costs	(1,234)	–	–	–	(1,234)
Proceeds from stock options exercised	484	–	–	–	484
Tax deficiency related to share-based plans	(431)	–	–	–	(431)
Intercompany financing	(48,058)	(24,750)	72,808	–	–
Net cash provided by (used for) financing activities	37,657	(24,750)	72,808	–	85,715
Effect of exchange rate changes on cash and cash equivalents	–	1,531	–	–	1,531

Decrease in cash and cash equivalents	–	(250)	(72,069)	–	(72,319)
Cash and cash equivalents at beginning of period	–	27,095	99,453	–	126,548
Cash and cash equivalents at end of period	$–	$26,845	$27,384	$–	$54,229

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 29, 2011

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$–	$27,095	$99,453	$–	$126,548
Receivables	64,742	5,201	43,994	–	113,937
Inventories	119,855	400,578	3,817	–	524,250
Prepaid expenses and other current assets	26,979	15,868	699	–	43,546
Total current assets	211,576	448,742	147,963	–	808,281
Other assets	113,193	19,667	678	–	133,538
Intangible assets, net	53,279	17,280	33	–	70,592
Property and equipment, net	25,850	106,475	3,307	–	135,632
Investment in subsidiaries	598,106	139,601	–	(737,707)	–
Total assets	$1,002,004	$731,765	$151,981	$(737,707)	$1,148,043

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$198,000	$–	$–	$–	$198,000
Trade accounts payable	52,616	75,764	38,810	–	167,190
Other accrued expenses	82,201	58,702	5,812	–	146,715
Total current liabilities	332,817	134,466	44,622	–	511,905
Other liabilities:
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,228	46,661	340	–	70,229
Intercompany payable (receivable)	80,879	(47,468)	(33,411)	–	–
Total other liabilities	254,107	(807)	(33,071)	–	220,229
Equity:
Brown Shoe Company, Inc. shareholders’ equity	415,080	598,106	139,601	(737,707)	415,080
Noncontrolling interests	–	–	829	–	829
Total equity	415,080	598,106	140,430	(737,707)	415,909
Total liabilities and equity	$1,002,004	$731,765	$151,981	$(737,707)	$1,148,043

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MAY 1, 2010

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$32,000	$1,986	$25,479	$–	$59,465
Receivables	66,808	2,878	17,610	–	87,296
Inventories	54,310	375,122	2,056	–	431,488
Prepaid expenses and other current assets	32,142	15,461	(159)	–	47,444
Total current assets	185,260	395,447	44,986	–	625,693
Other assets	92,544	28,373	(4,842)	–	116,075
Intangible assets, net	57,415	3,000	15,120	–	75,535
Property and equipment, net	24,535	108,983	3,545	–	137,063
Investment in subsidiaries	694,356	76,368	–	(770,724)	–
Total assets	$1,054,110	$612,171	$58,809	$(770,724)	$954,366

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$–	$–	$–	$–
Trade accounts payable	38,790	130,285	21,188	–	190,263
Other accrued expenses	63,506	58,903	5,611	–	128,020
Total current liabilities	102,296	189,188	26,799	–	318,283
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	26,956	38,540	340	–	65,836
Intercompany payable (receivable)	364,156	(309,913)	(54,243)	–	–
Total other liabilities	541,112	(271,373)	(53,903)	–	215,836
Equity
Brown Shoe Company, Inc. shareholders’ equity	410,702	694,356	76,368	(770,724)	410,702
Noncontrolling interests	–	–	9,545	–	9,545
Total equity	410,702	694,356	85,913	(770,724)	420,247
Total liabilities and equity	$1,054,110	$612,171	$58,809	$(770,724)	$954,366

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MAY 1, 2010

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$163,355	$426,873	$45,044	$(37,554)	$597,718
Cost of goods sold	117,685	232,132	37,895	(37,554)	350,158
Gross profit	45,670	194,741	7,149	–	247,560
Selling and administrative expenses	50,790	170,840	2,885	–	224,515
Restructuring and other special charges, net	1,557	–	160	–	1,717
Equity in (earnings) loss of subsidiaries	(14,524)	(2,455)	–	16,979	–
Operating earnings (loss)	7,847	26,356	4,104	(16,979)	21,328
Interest expense	(4,509)	–	(3)	–	(4,512)
Interest income	–	1	17	–	18
Intercompany interest income (expense)	3,617	(3,997)	380	–	–
Earnings (loss) before income taxes	6,955	22,360	4,498	(16,979)	16,834
Income tax benefit (provision)	3,091	(7,836)	(1,554)	–	(6,299)
Net earnings (loss)	$10,046	$14,524	$2,944	$(16,979)	$10,535
Less: Net earnings attributable to noncontrolling interests	–	–	489	–	489
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$10,046	$14,524	$2,455	$(16,979)	$10,046

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MAY 1, 2010

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(17,758)	$52,573	$7,319	$–	$42,134

Investing activities
Purchases of property and equipment	(281)	(4,837)	(18)	–	(5,136)
Capitalized software	(6,114)	(88)	–	–	(6,202)
Net cash used for investing activities	(6,395)	(4,925)	(18)	–	(11,338)

Financing activities
Borrowings under revolving credit agreement	111,000	–	–	–	111,000
Repayments under revolving credit agreement	(205,500)	–	–	–	(205,500)
Proceeds from stock options exercised	214	–	–	–	214
Tax deficiency related to share-based plans	(237)	–	–	–	(237)
Dividends paid	(3,040)	–	–	–	(3,040)
Intercompany financing	153,716	(48,870)	(104,846)	–	–
Net cash provided by (used for) financing activities	56,153	(48,870)	(104,846)	–	(97,563)
Effect of exchange rate changes on cash and cash equivalents	–	399	–	–	399

Increase (decrease) in cash and cash equivalents	32,000	(823)	(97,545)	–	(66,368)
Cash and cash equivalents at beginning of period	–	2,809	123,024	–	125,833
Cash and cash equivalents at end of period	$32,000	$1,986	$25,479	$–	$59,465

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

While we experienced sales growth in our Wholesale Operations segment primarily as a result of the acquisition of American Sporting Goods Corporation (“ASG”), our retail businesses experienced a decline in sales. During the quarter, we completed initial steps toward refinancing our 2012 Senior Notes at a more favorable rate. We also made great strides in our enterprise resource planning (“ERP”) information technology system implementation.

 The following is a summary of the financial highlights for the first quarter of 2011:

•
Consolidated net sales increased $26.9 million, or 4.5%, to $624.6 million for the first quarter of 2011, compared to $597.7 million for the first quarter of last year. Net sales of our Wholesale Operations segment increased by $47.4 million, while our Famous Footwear and Specialty Retail segments decreased by $19.5 million and $1.0 million, respectively.

•	Consolidated operating earnings were $12.6 million in the first quarter of 2011, compared to $21.3 million for the first quarter of last year.

•
Consolidated net earnings attributable to Brown Shoe Company, Inc. were $3.7 million, or $0.08 per diluted share, in the first quarter of 2011, compared to $10.0 million, or $0.23 per diluted share, in the first quarter of last year.

The following items impacted our first quarter operating results in 2011 and 2010 and should be considered in evaluating the comparability of our results:

•
Acquisition-related cost of goods sold adjustment – We incurred costs of $2.7 million ($1.6 million on an after-tax basis, or $0.04 per diluted share) during the first quarter of 2011, associated with the impact to cost of goods sold of the inventory fair value adjustment in connection with the acquisition of ASG during the first quarter of 2011, with no corresponding costs during the first quarter of last year. See Note 3 to the condensed consolidated financial statements for additional information related to these costs.

•
Acquisition-related costs – We incurred costs of $1.7 million (on both a pre-tax and after-tax basis, or $0.04 per diluted share) during the first quarter of 2011, related to the acquisition of ASG, which closed on February 17, 2011, with no corresponding costs during the first quarter of last year. See Note 3 and Note 6 to the condensed consolidated financial statements for additional information related to these costs.

•
Incentive plans – Our selling and administrative expenses were lower by $5.0 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) during the first quarter of 2011, compared to the first quarter of last year, due to lower anticipated payments under our incentive plans.

•
Information technology initiatives – We incurred expenses of $1.7 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) during the first quarter of last year, related to our integrated ERP information technology system that replaced select internally developed and certain other third-party applications. See Note 6 to the condensed consolidated financial statements for additional information related to these expenses. The decline in expenses was offset by higher amortization expense related to the integrated ERP information technology system during the first quarter of 2011 as compared to the first quarter of last year.

Our debt-to-capital ratio, as defined herein, increased to 51.1% at April 30, 2011, compared to 26.3% at May 1, 2010, primarily due to the $288.0 million increase in borrowings under our revolving credit agreement due to the acquisition of ASG during the first quarter of 2011 and the acquisition of the remaining 50% of our noncontrolling interest in Edelman Shoe in the second quarter of 2010, as described in Note 3 to the condensed consolidated financial statements, and higher inventories and receivables balances. Our debt-to-capital ratio increased from 45.6% at January 29, 2011 primarily due to the $90.0 million increase in borrowings under our revolving credit agreement due to the acquisition of ASG during the first quarter of 2011, partially offset by reductions in working capital. Our current ratio, as defined herein, was 1.34 to 1 at April 30, 2011, compared to 1.97 to 1 at May 1, 2010 and 1.58 to 1 at January 29, 2011. Inventories at April 30, 2011 were $534.7 million, up from $431.5 million at the end of the first quarter of last year, primarily due to the increase in Wholesale Operations inventory resulting from the acquisition of ASG during the first quarter of 2011 as well as the accelerated timing of receipts and overall growth in our landed business for certain brands. In addition, Famous Footwear inventory also increased from last year due to the investment in toning inventory.

Recent Developments

Acquisition of ASG
On February 17, 2011, we entered into a Stock Purchase Agreement with ASG and ASG’s stockholders, pursuant to which one of our subsidiaries acquired all of the outstanding capital stock of ASG (the “ASG Stock”) from the ASG stockholders on that date. The aggregate purchase price for the ASG Stock was $156.6 million in cash, including debt we assumed of $11.6 million. In addition, the Company may be required to pay a $2.0 million cash earn-out contingent upon ASG’s achievement of certain financial targets. The acquisition adds performance and lifestyle athletic and outdoor footwear brands to our portfolio, including Avia, rykä, AND1, Nevados and Yukon, and complements our existing fitness and comfort offerings.

We incurred costs of $2.7 million ($1.6 million on an after-tax basis, or $0.04 per diluted share) during the first quarter of 2011, associated with the impact to cost of goods sold of the inventory fair value adjustment in connection with the acquisition of ASG during the first quarter of 2011. Additionally, we incurred costs of $1.7 million (on both a pre-tax and after-tax basis, or $0.04 per diluted share) during the first quarter of 2011 and $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) during the full year of 2010, as a component of restructuring and other special charges, net related to the acquisition.

In 2011, ASG has been consolidated within our Wholesale Operations segment. See Note 3 to the condensed consolidated financial statements for additional information.

Exercise of Credit Agreement Accordion Feature
Effective February 17, 2011, the Loan Parties under our Credit Agreement exercised the $150.0 million designated event accordion feature to fund the acquisition of ASG, increasing the aggregate amount available under the Credit Agreement from $380.0 million to $530.0 million. The Credit Agreement continues to provide for access to an additional $150.0 million of optional availability pursuant to a separate accordion feature, subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase.

Subsequent Event – Tender Offer and Consent Solicitation
On April 27, 2011, we announced that we had commenced a cash tender offer (the “Tender Offer”) for any and all of our 2012 Senior Notes. In connection with the Tender Offer, we solicited consents to proposed amendments that would, among other things, eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 2012 Senior Notes (together with the Tender Offer, the “Offer”). Following receipt of the consent of holders of a majority in aggregate principal amount of the outstanding 2012 Senior Notes, we executed a supplemental indenture effecting the proposed amendments on May 11, 2011. The Tender Offer expired on May 25, 2011 and $99.2 million aggregate principal amount of 2012 Senior Notes were tendered in the Tender Offer.

Subsequent Event – $200 Million Senior Notes Due 2019
On April 27, 2011, we announced that we had priced an offering of $200.0 million aggregate principal amount of 7⅛% Senior Notes due 2019 (the “2019 Senior Notes”) in a private placement. The offering closed on May 11, 2011.  The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year beginning on November 15, 2011. The 2019 Senior Notes mature on May 15, 2019.  Prior to May 15, 2014, we may redeem some or all of the 2019 Senior Notes at a redemption price equal to the sum of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest, plus a “make whole” premium.  After May 15, 2014, we may redeem all or a part of the 2019 Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

Year	Percentage
2014	105.344%
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

In addition, prior to May 15, 2014, we may redeem up to 35% of the 2019 Senior Notes with the proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest thereon, if any, to the redemption date.

The net proceeds from the offering were approximately $193.7 million after deducting the initial purchasers' discounts and other offering expenses. We used a portion of the net proceeds to purchase $99.2 million of our outstanding $150.0 million aggregate principal amount of our 2012 Senior Notes that were tendered pursuant to the Offer and pay other fees and expenses in connection with the Offer.  We have called for redemption the remaining $50.8 million aggregate principal amount of the outstanding 2012 Senior Notes. We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

Outlook for the Remainder of 2011
Looking ahead, we believe our brands and product offerings are well positioned in the marketplace and will enable us to further capitalize on the consumers’ desire for trend-right products. As we continue to integrate our ASG business and stabilize our information systems platform, we are optimistic about 2011. We expect same-store sales at Famous Footwear in the low to mid single-digit percentage range for 2011. For our wholesale business, we expect a net sales increase for 2011 in the low to mid single-digit percentage range for legacy brands as compared to last year.

Following are the consolidated results and the results by segment for the thirteen weeks ended April 30, 2011 and May 1, 2010:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	April 30, 2011		May 1, 2010
($ millions)		% of Net Sales		% of Net Sales
Net sales	$624.6	100.0%	$597.7	100.0%
Cost of goods sold	374.8	60.0%	350.1	58.6%
Gross profit	249.8	40.0%	247.6	41.4%
Selling and administrative expenses	235.5	37.7%	224.6	37.5%
Restructuring and other special charges, net	1.7	0.3%	1.7	0.3%
Operating earnings	12.6	2.0%	21.3	3.6%
Interest expense	(6.7)	(1.1)%	(4.5)	(0.8)%
Interest income	0.1	0.1%	–	–
Earnings before income taxes	6.0	1.0%	16.8	2.8%
Income tax provision	(2.4)	(0.4)%	(6.3)	(1.0)%
Net earnings	$3.6	0.6%	$10.5	1.8%
Less: Net (loss) earnings attributable to noncontrolling interests	(0.1)	0.0%	0.5	0.1%
Net earnings attributable to Brown Shoe Company, Inc.	$3.7	0.6%	$10.0	1.7%

Net Sales
Net sales increased $26.9 million, or 4.5%, to $624.6 million for the first quarter of 2011, compared to $597.7 million for the first quarter of last year. Net sales of our Wholesale Operations segment increased, while our Famous Footwear and Specialty Retail segments decreased.  Our Wholesale Operations segment reported a $47.4 million increase in net sales, primarily due to the acquisition of ASG during the first quarter of 2011 (which contributed $41.0 million in net sales) as well as growth in net sales of our Naturalizer, Sam Edelman and LifeStride divisions, partially offset by declines in our Children’s, Dr. Scholl’s and Carlos by Carlos Santana divisions. Our Famous Footwear segment reported a $19.5 million decrease in net sales, due to a decline in same-store sales of 3.9% during the first quarter of 2011, reflecting a decrease in pairs per transaction and a decline in customer traffic levels resulting from a decline in promotional activity and difficult weather conditions. A lower store count also led to a decline in our Famous Footwear net sales. The net sales of our Specialty Retail segment decreased $1.0 million, primarily reflecting a lower store count and a decline in same-store sales of 1.0% in our retail stores, partially offset by an increase in the Canadian dollar exchange rate and higher net sales at Shoes.com.

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

Gross Profit
Gross profit increased $2.2 million, or 0.9%, to $249.8 million for the first quarter of 2011, compared to $247.6 million for the first quarter of last year, resulting from higher net sales, partially offset by a lower gross profit rate. Our Wholesale Operations segment drove the increase in gross profit due to an increase in net sales, which was partially offset by a lower gross profit rate for the segment. The decrease in the gross profit rate was due primarily to the impact to cost of goods sold of the inventory fair value adjustment related to our acquisition of ASG. In addition, higher inventory markdowns and allowances negatively impacted our gross profit rate. This increase was partially offset by a decrease in gross profit of our Famous Footwear segment primarily due to lower net sales, partially offset by a higher gross profit rate driven by a decrease in promotional activity. As a percent of net sales, our gross profit decreased to 40.0% for the first quarter of 2011 from 41.4% for the first quarter of last year.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $10.9 million, or 4.9%, to $235.5 million for the first quarter of 2011, compared to $224.6 million in the first quarter of last year. The increase was primarily related to an increase in operating expenses associated with the acquisition of ASG during the first quarter of 2011 as well as higher marketing and information systems related costs, partially offset by a decline in our incentive plan costs. As a percent of net sales, selling and administrative expenses increased to 37.7% for the first quarter of 2011 from 37.5% for the first quarter of last year, reflecting the factors discussed above.

Restructuring and Other Special Charges, Net
We recorded restructuring and other special charges, net of $1.7 million for the first quarter of 2011, related to the acquisition of ASG, which closed on February 17, 2011, with no corresponding costs in the first quarter of last year. We recorded restructuring and other special charges, net of $1.7 million for the first quarter of last year, related to our integrated ERP information technology system that replaced select internally developed and certain other third-party applications.

Operating Earnings
Operating earnings decreased $8.7 million, or 41.0%, to $12.6 million for the first quarter of 2011, compared to $21.3 million for the first quarter of last year, primarily driven by the increase in selling and administrative expenses and decrease in gross profit rate, partially offset by the increase in net sales, as described above.

Interest Expense
Interest expense increased $2.2 million, or 48.4%, to $6.7 million for the first quarter of 2011, compared to $4.5 million for the first quarter of last year, primarily reflecting higher average borrowings under our revolving credit agreement.

Income Tax Provision
Our consolidated effective tax rate was a provision of 39.1% for the first quarter of 2011, compared to 37.4% for the first quarter of last year. The first quarter 2011 tax rate is higher than last year due to the non-deductibility of certain costs related to the ASG acquisition. The tax rules require that certain of our acquisition related expenses that we recognize as an expense for financial statement purposes be treated as an addition to the basis of the ASG stock versus a current period deduction.

Net Earnings Attributable to Brown Shoe Company, Inc.
We reported net earnings attributable to Brown Shoe Company, Inc. of $3.7 million during the first quarter of 2011, compared to $10.0 million during the first quarter of last year, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	April 30, 2011		May 1, 2010
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$342.7	100.0%	$362.2	100.0%
Cost of goods sold	186.1	54.3%	198.0	54.7%
Gross profit	156.6	45.7%	164.2	45.3%
Selling and administrative expenses	137.8	40.2%	136.0	37.5%
Operating earnings	$18.8	5.5%	$28.2	7.8%

Key Metrics
Same-store sales % change	(3.9)%		15.5%
Same-store sales $ change	$(13.6)		$46.6
Sales change from new and closed stores, net	$(5.9)		$(2.0)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$44		$45
Sales per square foot, excluding e-commerce (trailing twelve-months)	$185		$174
Square footage (thousand sq. ft.)	7,663		7,897

Stores opened	14		11
Stores closed	12		6
Ending stores	1,112		1,134

Net Sales
Net sales decreased $19.5 million, or 5.4%, to $342.7 million for the first quarter of 2011, compared to $362.2 million for the first quarter of last year. Same-store sales decreased 3.9% during the first quarter of 2011, reflecting a decrease in pairs per transaction and a decline in customer traffic levels resulting from a decline in promotional activity and difficult weather conditions. Our strongest growth in the first quarter of 2011 was in the southeast, where same-store sales increased by almost 7%. Overall, our warm and hot markets outpaced our cold and moderate markets, while more than two-thirds of our stores are located in cold and moderate markets. A lower store count also contributed to the decline in net sales. Overall, the decline in net sales was broad-based with nearly all major categories, channels and geographic regions contributing to the decrease. During the first quarter of 2011, we opened 14 new stores and closed 12 stores, resulting in 1,112 stores and total square footage of 7.7 million at the end of the first quarter of 2011, compared to 1,134 stores and total square footage of 7.9 million at the end of the first quarter of last year. As a result of the decline in same-store sales, sales per square foot, excluding e-commerce, decreased 3.1% to $44, compared to $45 in the first quarter of last year. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, as approximately 62% of our net sales were made to members of our Rewards program in the first quarter of 2011, compared to 61% in the first quarter of last year.

Gross Profit
Gross profit decreased $7.6 million, or 4.6%, to $156.6 million for the first quarter of 2011, compared to $164.2 million for the first quarter of last year, due to the lower net sales, partially offset by a higher gross profit rate. As a percent of net sales, our gross profit was 45.7% for the first quarter of 2011, compared to 45.3% for the first quarter of last year. The increase in our gross profit rate was driven by a decrease in promotional activity.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.8 million, or 1.4%, to $137.8 million for the first quarter of 2011, compared to $136.0 million for the first quarter of last year. The increase was primarily attributable to higher marketing expenses, partially offset by lower direct selling expenses, which are variable with lower sales volume and lower store count, and lower incentive plan costs. As a percent of net sales, selling and administrative expenses increased to 40.2% for the first quarter of 2011, compared to 37.5% for the first quarter of last year, reflecting the above named factors and the de-leveraging of our expense base over the lower net sales volume.

Operating Earnings
Operating earnings decreased $9.4 million, or 33.4%, to $18.8 million for the first quarter of 2011, compared to $28.2 million for the first quarter of last year. The decrease was primarily due to lower net sales, partially offset by an increase in gross profit rate, as described above. An increase in selling and administrative expenses, as described above, also contributed to the decrease. As a percent of net sales, operating earnings decreased to 5.5% for the first quarter of 2011, compared to 7.8% for the first quarter of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended
	April 30, 2011		May 1, 2010
($ millions)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$222.1	100.0%	$174.7	100.0%
Cost of goods sold	154.3	69.5%	118.0	67.6%
Gross profit	67.8	30.5%	56.7	32.4%
Selling and administrative expenses	61.3	27.6%	47.8	27.3%
Restructuring and other special charges, net	–	–	0.2	0.1%
Operating earnings	$6.5	2.9%	$8.7	5.0%

Key Metrics
Unfilled order position at end of period	$434.3		$362.7

Net Sales
Net sales increased $47.4 million, or 27.1%, to $222.1 million for the first quarter of 2011, compared to $174.7 million for the first quarter of last year. The increase was primarily due to the acquisition of ASG during the first quarter of 2011, which contributed $41.0 million in net sales. In addition we experienced sales growth in our Naturalizer, Sam Edelman and LifeStride divisions, partially offset by declines in our Children’s, Dr. Scholl’s and Carlos by Carlos Santana divisions. The sales growth was driven by sales increases across most of our channels of distribution, particularly in the mid-tier channel. Our unfilled order position increased $71.6 million, or 19.7%, to $434.3 million as of April 30, 2011, as compared to $362.7 million as of May 1, 2010 primarily due to the acquisition of ASG during the first quarter of 2011, which contributed $91.9 million to the unfilled order position as of April 30, 2011. The unfilled order position is directionally consistent with our net sales expectations for our wholesale business for the second and third quarters of 2011 as compared to the same periods last year.

Gross Profit
Gross profit increased $11.1 million, or 19.7%, to $67.8 million for the first quarter of 2011, compared to $56.7 million for the first quarter of last year, due to the increase in net sales, partially offset by a decline in gross profit rate. As a percent of net sales, our gross profit decreased to 30.5% for the first quarter of 2011 from 32.4% for the first quarter of last year. The decrease in the gross profit rate was due primarily to the $2.7 million impact to cost of goods sold of a portion of the inventory fair value adjustment related to our acquisition of ASG. In addition, the segment recorded higher inventory markdowns and allowances, which negatively impacted our gross profit rate.

Selling and Administrative Expenses
Selling and administrative expenses increased $13.5 million, or 28.2%, to $61.3 million for the first quarter of 2011, compared to $47.8 million for the first quarter of last year, due primarily to the acquisition of ASG during the first quarter of 2011. An increase in payroll and information technology related costs primarily due to the implementation of our ERP information technology system, partially offset by lower incentive plan costs also contributed to the increase. As a percent of net sales, selling and administrative expenses increased to 27.6% for the first quarter of 2011, compared to 27.3% for the first quarter of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $0.2 million during the first quarter of last year, with no corresponding charges during the first quarter of 2011. All charges incurred during the first quarter of last year were related to our integrated ERP information technology system that replaced select internally developed and certain other third-party applications.

Operating Earnings
Operating earnings decreased $2.2 million, or 24.8%, to $6.5 million for the first quarter of 2011, compared to $8.7 million for the first quarter of last year. The decrease was primarily driven by the increase in selling and administrative expenses and the decline in gross profit rate, partially offset by the increase in net sales. As a percent of net sales, operating earnings declined to 2.9% for the first quarter of 2011, compared to 5.0% for the first quarter of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended
	April 30, 2011		May 1, 2010
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$59.8	100.0%	$60.8	100.0%
Cost of goods sold	34.4	57.5%	34.1	56.0%
Gross profit	25.4	42.5%	26.7	44.0%
Selling and administrative expenses	29.1	48.8%	29.6	48.8%
Operating loss	$(3.7)	(6.3)%	$(2.9)	(4.8)%

Key Metrics
Same-store sales % change	(1.0)%		16.2%
Same-store sales $ change	$(0.4)		$5.8
Sales change from new and closed stores, net	$(2.0)		$(2.3)
Impact of changes in Canadian exchange rate on sales	$0.9		$2.9
Sales change of e-commerce subsidiary	$0.5		$2.0

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$90		$87
Sales per square foot, excluding e-commerce (trailing twelve- months)	$384		$361
Square footage (thousand sq. ft.)	407		447

Stores opened	3		2
Stores closed	10		15
Ending stores	252		269

Net Sales
Net sales decreased $1.0 million, or 1.7%, to $59.8 million for the first quarter of 2011, compared to $60.8 million for the first quarter of last year. A lower store count and a decline in same-store sales of 1.0% in our retail stores, partially offset by an increase in the Canadian dollar exchange rate and higher net sales at Shoes.com led to an overall decrease in our level of net sales. The net sales of Shoes.com increased $0.5 million, or 2.8%, to $17.5 million for the first quarter of 2011, compared to $17.0 million for the first quarter of last year, reflecting an increase in average selling price and a decrease in return rate. We opened three new stores and closed ten stores during the first quarter of 2011, resulting in a total of 252 stores (including 15 Naturalizer stores in China) and total square footage of 407,000 at the end of the first quarter of 2011, compared to 269 stores (including eight Naturalizer stores in China) and total square footage of 447,000 at the end of the first quarter of last year. As a result of the above named factors, sales per square foot, excluding e-commerce, increased 3.4% to $90 for the first quarter of 2011, compared to $87 for the first quarter of last year.

Gross Profit
Gross profit decreased $1.3 million, or 5.1%, to $25.4 million for the first quarter of 2011, compared to $26.7 million for the first quarter of last year, primarily reflecting a decline in net sales and gross profit rate. As a percent of net sales, our gross profit decreased to 42.5% for the first quarter of 2011 from 44.0% for the first quarter of last year. The decrease in our overall rate was primarily driven by a lower gross profit rate for our retail stores as a result of lower product margins in our casual shoe category as well as higher inventory markdowns and freight costs.

Selling and Administrative Expenses
Selling and administrative expenses decreased $0.5 million, or 1.8%, to $29.1 million for the first quarter of 2011, compared to $29.6 million for the first quarter of last year, due primarily to declines in store payroll and facilities expenses, which are variable with lower store count, and lower incentive plan costs, partially offset by an increase in the Canadian dollar exchange rate. As a percent of net sales, selling and administrative expenses remained constant at 48.8% for the first quarter of 2011, compared to the first quarter of last year, reflecting the factors listed above.

Operating Loss
Specialty Retail reported an operating loss of $3.7 million for the first quarter of 2011, compared to an operating loss of $2.9 million for the first quarter of last year, primarily due to lower net sales and gross profit rate, partially offset by a decline in selling and administrative expenses as discussed above.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $9.0 million for the first quarter of 2011, compared to costs of $12.6 million for the first quarter of last year.

There were several factors impacting the $3.6 million variance, as follows:

•
Acquisition-related costs – We incurred costs of $1.7 million during the first quarter of 2011, related to the acquisition of ASG, which closed on February 17, 2011, with no corresponding costs during the first quarter of last year.

•
Incentive plans – Our selling and administrative expenses were lower by $1.5 million during the first quarter of 2011, compared to the first quarter of last year, due to lower anticipated payments under our incentive plans.

•
Information technology initiatives – We incurred expenses of $1.5 million during the first quarter of last year, related to our integrated ERP information technology system. See Note 6 to the condensed consolidated financial statements for additional information related to these expenses. The decline in expenses was offset by higher amortization expense related to the integrated ERP information technology system during the first quarter of 2011 as compared to the first quarter of last year.

•	Lower expenses related to director compensation, as certain director compensation arrangements are variable based on the Company’s stock price, which decreased during the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	April 30, 2011	May 1, 2010	January 29, 2011
Borrowings under revolving credit agreement	$288.0	$–	$198.0
2012 Senior notes	150.0	150.0	150.0
Total debt	$438.0	$150.0	$348.0

Total debt obligations increased $288.0 million to $438.0 million at April 30, 2011, compared to $150.0 million at May 1, 2010, and increased $90.0 million from $348.0 million at January 29, 2011 due to higher borrowings under our revolving credit agreement primarily due to our recent acquisitions, as described in Note 3 to the condensed consolidated financial statements, and lower cash provided by operating activities. As a result of the higher average borrowings under our revolving credit agreement, interest expense for the first quarter of 2011 increased $2.2 million to $6.7 million, compared to $4.5 million for the first quarter of last year.

Credit Agreement
On January 7, 2011, Brown Shoe Company, Inc. and certain of our subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement, which was further amended on February 17, 2011 (as so amended, the “Credit Agreement”). The Credit Agreement matures on January 7, 2016. The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $380.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at our option (a) by up to $150.0 million from time to time during the term of the Credit Agreement (the “general purpose accordion feature”) and (b) by an additional $150.0 million on or before February 28, 2011 (the “designated event accordion feature”), in both instances subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase. Effective February 17, 2011, the Loan Parties exercised the $150.0 million designated event accordion feature to fund the acquisition of ASG, increasing the aggregate amount available under the Credit Agreement from $380.0 million to $530.0 million. On February 17, 2011, ASG and The Basketball Marketing Company, Inc., the sole domestic subsidiary of ASG, became borrowers under the Credit Agreement. See Note 3 to the condensed consolidated financial statements for further information on the acquisition of ASG. Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base, which is based on stated percentages of the sum of eligible accounts receivable and inventory, as defined, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first-priority security interest in all accounts receivable, inventory and certain other collateral.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of April 30, 2011.

At April 30, 2011, we had $288.0 million in borrowings outstanding and $8.4 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $212.8 million at April 30, 2011.

We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs and capital expenditure plans and provide liquidity for potential acquisitions.

Senior Notes
In April 2005, we issued $150.0 million of 8¾% senior notes due in 2012 (the “2012 Senior Notes”). As of April 30, 2011, the 2012 Senior Notes were guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement, and interest on the 2012 Senior Notes was payable on May 1 and November 1 of each year. The 2012 Senior Notes were scheduled to mature on May 1, 2012, but became callable on May 1, 2009. Subsequent to May 1, 2011, the 2012 Senior Notes became eligible to be redeemed at 100.0% principal amount plus accrued and unpaid interest.

As of April 30, 2011, the 2012 Senior Notes also contained certain other covenants and restrictions that limited certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of April 30, 2011, we were in compliance with all covenants and restrictions relating to the 2012 Senior Notes.

Subsequent Event – Tender Offer and Consent Solicitation
On April 27, 2011, we announced that we had commenced the Tender Offer for any and all of our 2012 Senior Notes. In connection with the Tender Offer, we solicited consents to proposed amendments that would, among other things, eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 2012 Senior Notes. Following receipt of the consent of holders of a majority in aggregate principal amount of the outstanding 2012 Senior Notes, we executed a supplemental indenture effecting the proposed amendments on May 11, 2011. The Tender Offer expired on May 25, 2011 and $99.2 million aggregate principal amount of 2012 Senior Notes were tendered in the Tender Offer.

Subsequent Event – $200 Million Senior Notes Due 2019
On April 27, 2011, we announced that we had priced an offering of $200.0 million aggregate principal amount of 7⅛% Senior Notes due 2019 in a private placement. The offering closed on May 11, 2011.  The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year beginning on November 15, 2011. The 2019 Senior Notes mature on May 15, 2019.  Prior to May 15, 2014, we may redeem some or all of the 2019 Senior Notes at a redemption price equal to the sum of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest, plus a “make whole” premium.  After May 15, 2014, we may redeem all or a part of the 2019 Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

Year	Percentage
2014	105.344%
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

In addition, prior to May 15, 2014, we may redeem up to 35% of the 2019 Senior Notes with the proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest thereon, if any, to the redemption date.

 The net proceeds from the offering were approximately $193.7 million after deducting the initial purchasers' discounts and other offering expenses. We used a portion of the net proceeds to purchase $99.2 million of our outstanding $150.0 million aggregate principal amount of our 2012 Senior Notes that were tendered pursuant to the Offer and pay other fees and expenses in connection with the Offer.  We have called for redemption the remaining $50.8 million aggregate principal amount of the outstanding 2012 Senior Notes. We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	April 30, 2011	May 1, 2010	Increase/ (Decrease)

Net cash provided by operating activities	$3.7	$42.1	$(38.4)
Net cash used for investing activities	(163.2)	(11.3)	(151.9)
Net cash provided by (used for) financing activities	85.7	(97.6)	183.3
Effect of exchange rate changes on cash and cash equivalents	1.5	0.4	1.1
Decrease in cash and cash equivalents	$(72.3)	$(66.4)	$(5.9)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $38.4 million lower in the first quarter of 2011 as compared to cash provided by operating activities in the first quarter of last year, reflecting the following factors:
•
A larger decrease in other accrued expenses and other liabilities in the first quarter of 2011 as compared to the first quarter of last year, due in part to higher payouts in 2011 related to our 2010 incentive plans,

•
A decrease in accounts payable in first quarter of 2011 compared to an increase in the first quarter of last year, consistent with the decline in inventory (excluding the ASG inventory recorded upon initial consolidation), and

•	Lower net earnings

Cash used for investing activities was higher by $151.9 million primarily due to our acquisition of ASG on February 17, 2011. The aggregate purchase price for the ASG Stock was $156.6 million in cash, including debt assumed by the Company of $11.6 million. In connection with the acquisition, we also recognized $3.1 million of cash upon the initial consolidation of ASG. See Note 3 of the condensed consolidated financial statements for more information about the ASG acquisition. In 2011, we expect purchases of property and equipment and capitalized software of approximately $58 million to $60 million, primarily related to remodeled and new stores, information technology initiatives, logistics network and general infrastructure.

Cash provided by financing activities was higher by $183.3 million primarily due to higher borrowings, net of repayments, under our revolving credit agreement. In connection with financing the acquisition of ASG, we exercised the designated event accordion feature of our revolving credit agreement, increasing the aggregate amount available and our borrowings under the revolving credit agreement by $150.0 million. In addition, as described above, cash provided by operating activities in the first quarter of 2011 was lower than the first quarter of last year, resulting in higher borrowings under our revolving credit agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	April 30, 2011	May 1, 2010	January 29, 2011

Working capital ($ millions) (1)	$ 198.7	$ 307.4	$ 296.4

Current ratio (2)	1.34:1	1.97:1	1.58:1

Debt-to-capital ratio (3)	51.1%	26.3%	45.6%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total equity.

Working capital at April 30, 2011, was $198.7 million, which was $97.7 million lower than at January 29, 2011 and $108.7 million lower than at May 1, 2010. Our current ratio decreased to 1.34 to 1 compared to 1.58 to 1 at January 29, 2011 and 1.97 to 1 at May 1, 2010. The decrease compared to January 29, 2011 was primarily attributable to lower cash and cash equivalents and higher borrowings under our revolving credit agreement, partially offset by higher receivables, inventories and other current assets. The decrease compared to May 1, 2010 was primarily attributable to higher borrowings under our revolving credit agreement, partially offset by higher inventories and receivables. Our debt-to-capital ratio was 51.1% as of April 30, 2011, compared to 45.6% as of January 29, 2011 and 26.3% as of May 1, 2010. The increase in our debt-to-capital ratio from January 29, 2011 was primarily due to the $90.0 million increase in borrowings under our revolving credit agreement due to the acquisition of ASG during the first quarter of 2011, partially offset by reductions in working capital. As compared to May 1, 2010, the increase is primarily due to the $288.0 million increase in borrowings under our revolving credit agreement due to the acquisition of ASG during the first quarter of 2011 and the acquisition of the remaining 50% of our noncontrolling interest in Edelman Shoe in the second quarter of 2010, as described in Note 3 to the condensed consolidated financial statements, and higher inventories and receivables balances.

At April 30, 2011, we had $54.2 million of cash and cash equivalents, a portion of which represents cash and cash equivalents of our Canadian and other foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

We paid dividends of $0.07 per share in both the first quarter of 2011 and the first quarter of last year. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At April 30, 2011, we were contingently liable for remaining lease commitments of approximately $0.9 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, borrowings under our revolving credit agreement, long-term debt, minimum license commitments, interest on long-term debt, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations related to our restructuring and expense and capital containment initiatives.

As more fully described in Note 3 to the condensed consolidated financial statements, we acquired ASG on February 17, 2011. In connection with the acquisition, we assumed all liabilities and contractual obligations of ASG. As a result of the ASG acquisition, the changes to our contractual obligations in the current year are as follows as of April 30, 2011 (excluding the impact of changes to our short-term and long-term financing arrangements disclosed below):

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease commitments	$16.1	$2.5	$5.3	$5.2	$3.1
Minimum license commitments	0.4	–	0.4	–	–
Purchase obligations(1)	34.1	34.1	–	–	–
Other	2.6	1.8	0.8	–	–
Total	$53.2	$38.4	$6.5	$5.2	$3.1
(1)	Purchase obligations include agreements to purchase goods or services that specify all significant terms, including quantity and price provisions.

In addition, as described in Note 11 to the condensed consolidated financial statements, effective February 17, 2011, we exercised our designated event accordion feature to fund the acquisition of ASG, increasing the aggregate amount available under the Credit Agreement from $380.0 million to $530.0 million. On April 27, 2011, we announced that we had priced an offering of $200.0 million aggregate principal amount of 7⅛% Senior Notes due 2019 in a private placement. The offering closed on May 11, 2011. The net proceeds from the offering were approximately $193.7 million after deducting the initial purchasers' discounts and other offering expenses. We used a portion of the net proceeds to purchase $99.2 million of our outstanding $150.0 million aggregate principal amount of our 2012 Senior Notes that were tendered pursuant to the Offer and pay other fees and expenses in connection with the Offer.  We have called for redemption the remaining $50.8 million aggregate principal amount of the outstanding 2012 Senior Notes. We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

Except for the changes described above and changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings/payments under our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 29, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than the addition of the business combination accounting section below, no material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. The adoption of new accounting pronouncements is described in Note 2 to the condensed consolidated financial statements.  For further information, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 29, 2011.

Business Combination Accounting

We allocate the purchase price of an acquired entity to the assets and liabilities acquired based upon their estimated fair values at the business combination date. We also identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. We have historically relied in part upon the use of reports from third-party valuation specialists to assist in the estimation of fair values for intangible assets other than goodwill. The carrying values of acquired receivables and trade accounts payable have historically approximated their fair values at the business combination date. With respect to other acquired assets and liabilities, we use all available information to make our best estimates of their fair values at the business combination date.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) potential disruption to Brown Shoe’s business and operations as it integrates ASG into its business; (iii) potential disruption to Brown Shoe’s business and operations as it implements its information technology initiatives; (iv) Brown Shoe’s ability to utilize its new information technology system to successfully execute its strategies, including integrating ASG’s business; (v) intense competition within the footwear industry; (vi) rapidly changing fashion trends and purchasing patterns; (vii) customer concentration and increased consolidation in the retail industry; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China, where ASG has manufacturing facilities and both ASG and Brown Shoe rely heavily on third-party manufacturing facilities for a significant amount of their inventory; (ix) the ability to recruit and retain senior management and other key associates; (x) the ability to attract and retain licensors and protect intellectual property rights; (xi) the ability to secure/exit leases on favorable terms; (xii) the ability to maintain relationships with current suppliers; (xiii) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; (xiv) the ability to source product at a pace consistent with increased demand for footwear; and (xv) the impact of rising prices in a potentially inflationary global environment. The Company’s reports to the Securities and Exchange Commission (the “Commission”) contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 29, 2011, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended January 29, 2011.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of April 30, 2011, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
On February 17, 2011, the Company acquired ASG, whose financial statements reflect total assets and net sales constituting 16.8% and 6.6%, respectively, of the condensed consolidated financial statement amounts as of and for the thirteen weeks ended April 30, 2011. As permitted by the rules of the Securities and Exchange Commission, we will exclude ASG from our annual assessment of the effectiveness on internal control over financial reporting for the year ending January 28, 2012, the year of acquisition. Management continues to evaluate ASG’s internal controls over financial reporting.

We converted certain of our existing internally developed and certain other third-party applications to an integrated ERP information technology system provided by third-party vendors. We have updated our internal control over financial reporting as necessary to accommodate the modifications to our business processes and related internal control over financial reporting. This ERP system, along with the internal control over financial reporting impacted by the implementation, were appropriately tested for design effectiveness. While there may be additional changes in related internal control over financial reporting as we continue our system transition efforts and alignment of existing business processes in 2011, existing controls and controls affected by the system transition efforts and alignment of existing business processes were evaluated as being appropriate and effective. Our assessment of the operating effectiveness of internal control over financial reporting will be performed as part of our annual evaluation of internal control over financial reporting as of January 28, 2012.

There were no other significant changes to internal control over financial reporting during the quarter ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 29, 2011.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2011:
Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

January 30, 2011 – February 26, 2011	–		$–		–	2,500,000

February 27, 2011 – April 2, 2011	29,010	(2)	14.44	(2)	–	2,500,000

April 3, 2011 – April 30, 2011	–		–		–	2,500,000

Total	29,010	(2)	$14.44	(2)	–	2,500,000
(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the first quarter of 2011; therefore, there were 2.5 million shares authorized to be purchased under the program as of April 30, 2011. Our repurchases of common stock are limited under our debt agreements.

(2)
Includes 29,010 shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of Brown Shoe Company, Inc. (the “Company”), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007 and filed June 5, 2007.

3.2		Bylaws of the Company as amended through May 26, 2011, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 26, 2011 and filed May 26, 2011.
4.1
Indenture for the 7⅛% Senior Notes due 2019, dated May 11, 2011 among the Company, the subsidiary guarantors set forth therein, and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 11, 2011 and filed May 13, 2011.

4.2		Form of 7⅛% Senior Notes due 2019 (included in Exhibit 4.1), incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 11, 2011 and filed May 13, 2011.
4.3
Fourth Supplemental Indenture for 8¾% Senior Notes due 2012, dated as of May 11, 2011 among the Company, the subsidiary guarantors set forth therein, and U.S. Bank National Association, as successor to SunTrust Bank, as trustee, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated May 11, 2011 and filed May 13, 2011.

10.1
Stock Purchase Agreement, dated February 17, 2011, by and among the Company, Brown Shoe Netherlands B.V., American Sporting Goods Corporation, the sellers named therein and Jerome A. Turner, in his capacity as representative, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed February 17, 2011.

10.2
First Amendment to Third Amended and Restated Credit Agreement and Confidential Side Letter, dated February 17, 2011, by and among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and Bank of America, N.A., as lead issuing bank, administrative agent and collateral agent, Wells Fargo Bank, National Association, as an issuing bank, Wells Fargo Capital Finance, LLC, as syndication agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents, and the other financial institutions party thereto, as lenders, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated and filed February 17, 2011.

10.3
Registration Rights Agreement for the 7⅛% Senior Notes due 2019 dated as of May 11, 2011, among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as initial purchasers, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 11, 2011 and filed May 13, 2011.

10.4	*
Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit A to the Company’s definitive proxy materials filed with the Securities and Exchange Commission on Schedule 14A on April 15, 2011.

10.5	* †	Form of Performance Award Agreement (for 2011-2013 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Denotes management contract or compensatory plan arrangements.
† Denotes exhibit is filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: June 9, 2011	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer