Form 10-Q
period 2011-07-30
BROWN SHOE CO INC
filed 2011-09-07
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 30, 2011

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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
    Yes  ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☑

As of August 27, 2011, 41,971,417 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	July 30, 2011	July 31, 2010	January 29, 2011
Assets
Current assets
Cash and cash equivalents	$62,553	$30,724	$126,548
Receivables	158,595	106,149	113,937
Inventories	627,929	578,085	524,250
Prepaid expenses and other current assets	49,360	33,206	43,546
Total current assets	898,437	748,164	808,281

Other assets	139,109	118,884	133,538
Goodwill and intangible assets, net	174,299	73,876	70,592
Property and equipment	435,624	418,190	423,103
Allowance for depreciation	(296,546)	(281,983)	(287,471)
Net property and equipment	139,078	136,207	135,632
Total assets	$1,350,923	$1,077,131	$1,148,043

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$250,000	$35,500	$198,000
Trade accounts payable	295,826	294,845	167,190
Other accrued expenses	139,698	139,675	146,715
Total current liabilities	685,524	470,020	511,905

Other liabilities
Long-term debt	198,540	150,000	150,000
Deferred rent	33,445	38,011	34,678
Other liabilities	42,692	27,555	35,551
Total other liabilities	274,677	215,566	220,229

Equity
Common stock	423	439	439
Additional paid-in capital	114,712	130,621	134,270
Accumulated other comprehensive income	7,830	1,567	6,141
Retained earnings	267,112	258,444	274,230
Total Brown Shoe Company, Inc. shareholders’ equity	390,077	391,071	415,080
Noncontrolling interests	645	474	829
Total equity	390,722	391,545	415,909
Total liabilities and equity	$1,350,923	$1,077,131	$1,148,043
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$628,128	$585,756	$1,252,748	$1,183,474
Cost of goods sold	391,583	347,286	766,403	697,444
Gross profit	236,545	238,470	486,345	486,030
Selling and administrative expenses	235,696	224,448	471,164	448,963
Restructuring and other special charges, net	689	1,891	2,433	3,608
Operating earnings	160	12,131	12,748	33,459
Interest expense	(6,520)	(4,810)	(13,218)	(9,322)
Loss on early extinguishment of debt	(1,003)	–	(1,003)	–
Interest income	65	49	150	67
(Loss) earnings before income taxes	(7,298)	7,370	(1,323)	24,204
Income tax benefit (provision)	2,530	(2,582)	196	(8,881)
Net (loss) earnings	$(4,768)	$4,788	$(1,127)	$15,323
Less: Net (loss) earnings attributable to noncontrolling interests	(159)	(473)	(206)	16
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(4,609)	$5,261	$(921)	$15,307

Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.11)	$0.12	$(0.02)	$0.35

Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.11)	$0.12	$(0.02)	$0.35

Dividends per common share	$0.07	$0.07	$0.14	$0.14
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	July 30, 2011	July 31, 2010

Operating Activities
Net (loss) earnings	$(1,127)	$15,323
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	18,565	16,028
Amortization of capitalized software	6,657	5,010
Amortization of intangibles	4,206	3,350
Amortization of debt issuance costs	1,163	1,098
Loss on early extinguishment of debt	1,003	–
Share-based compensation expense	3,007	2,781
Tax deficiency related to share-based plans	453	142
Loss on disposal of facilities and equipment	454	617
Impairment charges for facilities and equipment	746	1,684
Deferred rent	(1,233)	(858)
Provision for doubtful accounts	422	80
Changes in operating assets and liabilities, net of acquired businesses:
Receivables	(23,921)	(21,923)
Inventories	(56,405)	(121,298)
Prepaid expenses and other current and noncurrent assets	9,247	8,923
Trade accounts payable	115,236	117,041
Accrued expenses and other liabilities	(33,999)	(714)
Other, net	(1,011)	(295)
Net cash provided by operating activities	43,463	26,989

Investing Activities
Purchases of property and equipment	(14,683)	(12,844)
Capitalized software	(7,098)	(11,871)
Acquisition cost (American Sporting Goods Corporation)	(156,636)	–
Cash recognized on initial consolidation	3,121	–
Net cash used for investing activities	(175,296)	(24,715)

Financing Activities
Borrowings under revolving credit agreement	965,500	435,500
Repayments under revolving credit agreement	(913,500)	(494,500)
Proceeds from issuance of 2019 Senior Notes	198,540	–
Redemption of 2012 Senior Notes	(150,000)	–
Dividends paid	(6,197)	(6,114)
Debt issuance costs	(5,828)	–
Acquisition of treasury stock	(22,408)	–
Proceeds from stock options exercised	693	561
Tax deficiency related to share-based plans	(453)	(142)
Acquisition of noncontrolling interests (Edelman Shoe, Inc.)	–	(32,692)
Net cash provided by (used for) financing activities	66,347	(97,387)
Effect of exchange rate changes on cash and cash equivalents	1,491	4
Decrease in cash and cash equivalents	(63,995)	(95,109)
Cash and cash equivalents at beginning of period	126,548	125,833
Cash and cash equivalents at end of period	$62,553	$30,724
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (ASC Topic 220) Presentation of Comprehensive Income, (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company plans on adopting the guidance for the first quarter of 2012. The adoption of ASU 2011-05 will not have an impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows as it only requires a change in the format of the current presentation.

Note 3	Acquisitions and Divestitures

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

The Company incurred acquisition and integration costs of $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) during the second quarter of 2011, $2.4 million ($2.1 million on an after-tax basis, or $0.04 per diluted share) during the first half of 2011 and $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) during 2010. All costs are recorded as a component of restructuring and other special charges, net. In addition, during the second quarter and first half of 2011, the Wholesale Operations segment included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $1.5 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) and $4.2 million ($2.5 million on an after-tax basis, or $0.05 per diluted share), respectively.

The total consideration paid by the Company in connection with the acquisition of ASG was $156.6 million. The cost to acquire ASG has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation has resulted in acquired goodwill of $61.2 million and intangible assets related to trade names, licensing agreements and customer relationships of $46.7 million. The goodwill and intangible assets have been allocated to the Wholesale Operations segment.

The Company has allocated the purchase price of ASG according to its estimate of the fair value of the assets and liabilities as of the acquisition date, February 17, 2011, as follows:

($ millions)	As of February 17, 2011
Cash and cash equivalents	$3.1
Receivables	21.1
Inventories	46.5
Deferred income taxes	3.4
Prepaid expense and other current assets	12.2
Total current assets	86.3

Other assets	1.2
Goodwill	61.2
Intangible assets	46.7
Property and equipment	8.4
Total assets	$203.8

Trade accounts payable	$13.2
Other accrued expenses	18.0
Total current liabilities	31.2
Deferred income taxes	16.0
Total liabilities	$47.2
Net assets	$156.6

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

The Company has estimated the fair value of acquired receivables to be $21.1 million, with a gross contractual amount of $22.1 million. The Company does not expect to collect $1.0 million of the acquired receivables. The Company has also estimated the fair value of inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal and a reasonable profit allowance for our post acquisition selling efforts and current replacement cost for raw materials acquired at the closing date. In estimating the fair values for intangible assets other than goodwill, the Company relied in part upon a report of a third-party valuation specialist. With respect to other acquired assets and liabilities, the Company used all available information to make its best estimate of fair values at the business combination date. The Company’s allocation of purchase price is considered complete as of July 30, 2011.

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

The following table illustrates the unaudited pro forma effect on operating results as if the acquisition had been completed as of the beginning of 2010:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$628,128	$653,836	$1,260,695	$1,296,688
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(3,823)	$11,030	$2,786	$20,303
Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.09)	$0.25	$0.06	$0.47
Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.09)	$0.25	$0.06	$0.46

For purposes of the pro forma disclosures above, the primary adjustments for 2010 include: i) a non-cash cost of goods sold impact reflecting the sell-through of higher cost product due to a fair value adjustment to acquired inventory of $4.2 million ($3.2 million in the first quarter of 2010 and $1.0 million in the second quarter); ii)  amortization of acquired intangibles of $1.0 million ($0.5 million in each of the first quarter and second quarter); and iii) additional interest expense of $3.0 million ($1.5 million in each of the first quarter and second quarter) assuming borrowings at the beginning of 2010 of $156.6 million at 3.5% interest under our Credit Agreement to fund the acquisition. The primary adjustments for 2011 include: i) the elimination of non-cash cost of goods sold impact related to the inventory fair value adjustment of $4.2 million ($2.7 million in the first quarter of 2011 and $1.5 million in the second quarter); and ii) the elimination of $1.6 million of expenses related to the acquisition incurred during the first quarter of 2011.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations would have been had we completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.

During the period from the acquisition date of February 17, 2011 through July 30, 2011, our condensed consolidated statement of earnings include net sales of ASG of $87.2 million (net of intercompany eliminations) and immaterial net earnings, which included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $4.2 million ($2.5 million on an after-tax basis, or $0.05 per diluted share).

Subsequent Event – Sale of The Basketball Marketing Company, Inc. (“TBMC”)
During August 2011, the Company entered into an agreement to sell TBMC to Galaxy International for $55 million in cash. The sale is subject to customary closing conditions and subject to Galaxy International securing financing. TBMC was acquired in the Company’s February 17, 2011 acquisition of ASG. TBMC markets and sells footwear bearing the AND 1 brand name. The sale is expected to close during the Company’s fiscal third quarter, and the Company plans to use the proceeds to pay down debt.

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

Note 4	(Loss) Earnings Per Share

The Company uses the two-class method to compute basic and diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

NUMERATOR
Net (loss) earnings attributable to Brown Shoe Company, Inc. before allocation of earnings to participating securities	$(4,609)	$5,261	$(921)	$15,307
Less: Earnings allocated to participating securities	–	188	–	535
Net (loss) earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$(4,609)	$5,073	$(921)	$14,772

DENOMINATOR
Denominator for basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,852	42,147	42,164	41,951
Dilutive effect of share-based awards	–	316	–	316
Denominator for diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,852	42,463	42,164	42,267

Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.11)	$0.12	$(0.02)	$0.35

Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.11)	$0.12	$(0.02)	$0.35

Due to the net loss attributable to Brown Shoe Company, Inc. for the thirteen weeks and twenty-six weeks ended July 30, 2011, the denominator for diluted loss per common share attributable to Brown Shoe Company, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Brown Shoe Company, Inc. shareholders.

Options to purchase 795,654 and 797,154 shares of common stock for the thirteen weeks and twenty-six weeks ended July 31, 2010, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 5	Comprehensive (Loss) Income and Changes in Equity

Comprehensive (loss) income includes changes in equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net (loss) earnings to comprehensive (loss) income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net (loss) earnings	$(4,768)	$4,788	$(1,127)	$15,323

Other comprehensive (loss) income (“OCI”), net of tax:
Foreign currency translation adjustment	(353)	(80)	1,898	1,040
Unrealized (losses) gains on derivative instruments, net of tax of $50 and $185 in the thirteen weeks and $101 and $44 in the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively	(27)	482	(236)	187
Net loss from derivatives reclassified into earnings, net of tax of $3 and $35 in the thirteen weeks and $9 and $89 in the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively	14	64	27	169
	(366)	466	1,689	1,396
Comprehensive (loss) income	$(5,134)	$5,254	$562	$16,719
Less: Comprehensive (loss) income attributable to noncontrolling interests	(145)	(467)	(184)	22
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(4,989)	$5,721	$746	$16,697

The following table sets forth the balance in accumulated other comprehensive income for the Company:

($ thousands)	July 30, 2011	July 31, 2010	January 29, 2011
Foreign currency translation gains	$8,179	$5,188	$6,281
Unrealized losses on derivative instruments, net of tax	(522)	(361)	(313)
Pension and other postretirement benefits, net of tax	173	(3,260)	173
Accumulated other comprehensive income	$7,830	$1,567	$6,141

See additional information related to derivative instruments in Note 12 and Note 13 to the condensed consolidated financial statements and additional information related to pension and other postretirement benefits in Note 10 to the condensed consolidated financial statements.

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 29, 2011	$415,080	$829	$415,909
Comprehensive income (loss)	746	(184)	562
Dividends paid	(6,197)	–	(6,197)
Acquisition of treasury stock	(22,408)	–	(22,408)
Stock issued under share-based plans	302	–	302
Tax deficiency related to share-based plans	(453)	–	(453)
Share-based compensation expense	3,007	–	3,007
Equity at July 30, 2011	$390,077	$645	$390,722

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2010	$402,171	$9,056	$411,227
Comprehensive income	16,697	22	16,719
Dividends paid	(6,114)	–	(6,114)
Acquisition of noncontrolling interest (Edelman Shoe, Inc.)
Stock issued in connection with the acquisition of the noncontrolling interest	7,309	–	7,309
Distribution to noncontrolling interest	(31,397)	(8,604)	(40,001)
Stock issued under share-based plans	(234)	–	(234)
Tax deficiency related to share-based plans	(142)	–	(142)
Share-based compensation expense	2,781	–	2,781
Equity at July 31, 2010	$391,071	$474	$391,545

Note 6	Restructuring and Other Special Charges, Net

Acquisition and Integration Costs
On February 17, 2011, the Company entered into a Stock Purchase Agreement with ASG and ASG’s stockholders, pursuant to which a subsidiary of the Company acquired all of the outstanding capital stock of ASG from the ASG stockholders on that date. During the second quarter of 2011 and the first half of 2011, the Company incurred acquisition and integration costs totaling $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) and $2.4 million ($2.1 million on an after-tax basis, or $0.04 per diluted share), respectively. For the full year of 2010, the Company incurred acquisition costs totaling $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share). All of the costs recorded during 2011 and 2010 were reflected within the Other segment and recorded as a component of restructuring and other special charges, net. See Note 3 to the condensed consolidated financial statements for further information.

Information Technology Initiatives
During 2008, the Company began implementation of an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. The ERP information technology system replaced certain of the Company’s internally developed and certain other third-party applications and is expected to better support the Company’s business model. Although the Company went live on the wholesale portion of its new ERP system in the fourth quarter of 2010, system transition efforts and alignment of existing business processes are expected to continue in 2011. The Company incurred expenses of $1.9 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) and $3.6 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) during the thirteen weeks and twenty-six weeks ended July 31, 2010, respectively, as a component of restructuring and other special charges, net, related to these initiatives. Of the $1.9 million in expenses recorded during the thirteen weeks ended July 31, 2010, $1.7 million was recorded in the Other segment and $0.2 million was recorded in the Wholesale Operations segment. Of the $3.6 million in expenses recorded during the twenty-six weeks ended July 31, 2010, $3.3 million was recorded in the Other segment and $0.3 million was recorded in the Wholesale Operations segment. During 2010, the Company incurred expenses of $6.8 million ($4.6 million on an after-tax basis, or $0.10 per diluted share) related to these initiatives. Of the $6.8 million in expenses recorded during 2010, $6.1 million was recorded in the Other segment, and the remaining expense was recorded in the Wholesale Operations segment. The expenses incurred through 2010 were recorded as a component of restructuring and other special charges, net.  Beginning in 2011, expenses incurred related to the ongoing enhancement of the ERP system have been charged as a component of selling and administrative expenses.

Note 7	Business Segment Information

Applicable business segment information is as follows:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended July 30, 2011

External sales	$344,930	$222,655	$60,543	$–	$628,128
Intersegment sales	400	56,012	–	–	56,412
Operating earnings (loss)	7,495	4,083	(3,012)	(8,406)	160
Operating segment assets	527,195	629,116	54,262	140,350	1,350,923

Thirteen Weeks Ended July 31, 2010

External sales	$347,316	$178,643	$59,797	$–	$585,756
Intersegment sales	438	47,215	–	–	47,653
Operating earnings (loss)	15,751	9,027	(2,746)	(9,901)	12,131
Operating segment assets	548,683	348,148	54,629	125,671	1,077,131

Twenty-six Weeks Ended July 30, 2011

External sales	$687,657	$444,784	$120,307	$–	$1,252,748
Intersegment sales	801	97,269	–	–	98,070
Operating earnings (loss)	26,277	10,610	(6,756)	(17,383)	12,748

Twenty-six Weeks Ended July 31, 2010

External sales	$709,486	$353,372	$120,616	$–	$1,183,474
Intersegment sales	971	88,328	–	–	89,299
Operating earnings (loss)	43,934	17,706	(5,655)	(22,526)	33,459

The Other segment includes corporate assets and administrative expenses and other costs and recoveries which are not allocated to the operating segments.

During the thirteen weeks and twenty-six weeks ended July 30, 2011, operating earnings of the Wholesale Operations segment included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $1.5 million and $4.2 million, respectively, and the operating loss of the Other segment included costs related to the Company’s acquisition and integration of ASG of $0.7 million and $2.4 million, respectively.

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

Following is a reconciliation of operating earnings to (loss) earnings before income taxes:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Operating earnings	$160	$12,131	$12,748	$33,459
Interest expense	(6,520)	(4,810)	(13,218)	(9,322)
Loss on early extinguishment of debt	(1,003)	–	(1,003)	–
Interest income	65	49	150	67
(Loss) earnings before income taxes	$(7,298)	$7,370	$(1,323)	$24,204

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	July 30, 2011	July 31, 2010	January 29, 2011

Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	171,299	70,876	67,592
Specialty Retail	200	200	200
	$174,299	$73,876	$70,592

As of July 30, 2011, January 29, 2011 and July 31, 2010, the Company had goodwill and intangible assets of $174.3 million (net of $52.9 million accumulated amortization), $70.6 million (net of $48.7 million accumulated amortization) and $73.9 million (net of $45.4 million accumulated amortization), respectively, primarily related to trademarks. As of July 30, 2011, the Company had goodwill of $61.2 million, with no goodwill as of January 29, 2011 or July 31, 2010. Intangible assets of $42.5 million as of July 30, 2011 and $13.7 million as of January 29, 2011 and July 31, 2010 are not subject to amortization. All remaining intangible assets are subject to amortization and have useful lives ranging from four to 20 years as of July 30, 2011. Amortization expense related to intangible assets was $2.1 million and $1.7 million for the thirteen weeks and $4.2 million and $3.4 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.

The increase in the goodwill and intangible assets of the Wholesale Operations segment from January 29, 2011 to July 30, 2011 reflects the Company’s purchase price allocation for the acquisition of ASG on February 17, 2011. The Company’s purchase price allocation resulted in acquired goodwill of $61.2 million and identifiable intangible assets of $46.7 million. The decline in the intangible assets of the Company’s Wholesale Operations segment from July 31, 2010 to January 29, 2011 reflects amortization of licensed and owned trademarks.

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

During the second quarter of 2011, the Company granted 26,000 stock options to certain employees with a weighted-average exercise price and grant date fair value of $10.19 and $5.48, respectively. These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years. Share-based compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company also granted 18,850 restricted shares to non-employee directors with a weighted-average grant date fair value of $10.41 during the second quarter of 2011. The restricted shares granted to non-employee directors during the second quarter of 2011 vest in one year and share-based compensation expense will be recognized on a straight-line basis over the one-year period.

The Company also granted 182,000 restricted shares to certain employees with a weighted-average grant date fair value of $12.16 during the second quarter of 2011. The restricted shares granted to employees vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation expense of $1.3 million and $1.4 million during the thirteen weeks and $3.0 million and $2.8 million during the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The Company issued 202,728 shares and 620,680 shares of common stock during the thirteen and twenty-six weeks ended July 30, 2011, respectively, for restricted stock grants and directors’ fees. During the thirteen and twenty-six weeks ended July 30, 2011, the Company cancelled 90,500 and 112,800 shares, respectively, of common stock as a result of forfeitures of restricted stock awards.

The Company also granted 67,369 restricted stock units to non-employee directors with a weighted-average grant date fair value of $10.42 during the second quarter of 2011.  Of the 67,369 restricted stock units granted, 1,394 of the restricted stock units vested and compensation expense was fully recognized during the second quarter of 2011 and 65,975 of the restricted stock units vest in one year and compensation expense will be recognized ratably over the one-year period based upon the fair value of the restricted stock units, as remeasured at the end of each period.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit cost (income) for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Service cost	$2,398	$2,000	$–	$–
Interest cost	3,150	3,042	44	44
Expected return on assets	(5,191)	(5,039)	–	–
Amortization of:
Actuarial loss (gain)	108	59	(25)	(33)
Prior service income	(3)	(3)	–	–
Net transition asset	(12)	(11)	–	–
Total net periodic benefit cost	$450	$48	$19	$11

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Service cost	$4,458	$3,826	$–	$–
Interest cost	6,242	6,029	88	97
Expected return on assets	(10,364)	(10,103)	–	–
Amortization of:
Actuarial loss (gain)	207	85	(50)	(48)
Prior service income	(3)	(3)	–	–
Net transition asset	(23)	(22)	–	–
Total net periodic benefit cost (income)	$517	$(188)	$38	$49

Effective February 17, 2011, the Company’s pension plan included ASG’s domestic associates.

Note 11	Long-Term and Short-Term Financing Arrangements

Credit Agreement
On January 7, 2011, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement, which was further amended on February 17, 2011 (as so amended, the “Credit Agreement”). The Credit Agreement matures on January 7, 2016. The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $380.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at the Company’s option (a) by up to $150.0 million from time to time during the term of the Credit Agreement (the “general purpose accordion feature”) and (b) by an additional $150.0 million on or before February 28, 2011 (the “designated event accordion feature”), in both instances subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase. Effective February 17, 2011, the Loan Parties exercised the $150.0 million designated event accordion feature to fund the acquisition of ASG, increasing the aggregate amount available under the Credit Agreement from $380.0 million to $530.0 million. On February 17, 2011, ASG and TBMC, the sole domestic subsidiary of ASG, became borrowers under the Credit Agreement. See Note 3 to the condensed consolidated financial statements for further information on the acquisition of ASG. Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base, which is based on stated percentages of the sum of eligible accounts receivable and inventory, as defined, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first-priority security interest in all accounts receivable, inventory and certain other collateral.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of July 30, 2011.

At July 30, 2011, the Company had $250.0 million in borrowings outstanding and $9.3 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $270.7 million at July 30, 2011.

$200 Million Senior Notes Due 2019
On April 27, 2011, the Company announced that it had priced an offering of $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”) in a private placement (the “Offering”). The Offering closed on May 11, 2011. The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of the Company that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year beginning on November 15, 2011. The 2019 Senior Notes mature on May 15, 2019.  Prior to May 15, 2014, the Company may redeem some or all of the 2019 Senior Notes at a redemption price equal to the sum of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest, plus a “make whole” premium.  After May 15, 2014, the Company may redeem all or a part of the 2019 Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

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

The net proceeds from the Offering were approximately $193.7 million after deducting the initial purchasers' discounts and other Offering expenses. The Company used a portion of the net proceeds to purchase $99.2 million of the Company’s outstanding $150.0 million 8.75% senior notes due in 2012 (the “2012 Senior Notes”) that were tendered pursuant to a cash tender offer (the “Tender Offer”) and pay other fees and expenses in connection with the Tender Offer. The Company called and redeemed the remaining $50.8 million aggregate principal amount of the outstanding 2012 Senior Notes. The Company used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of July 30, 2011, the Company was in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

On August 3, 2011, the Company launched an exchange offer, allowing the holders of the 2019 Senior Notes to exchange their notes for a like amount of registered 2019 Senior Notes.

Loss on Early Extinguishment of Debt
During the second quarter of 2011, the Company completed a cash tender offer for the 2012 Senior Notes and called for redemption and repaid the remaining notes that were not tendered. The Company incurred a loss on early extinguishment costs to retire the 2012 Senior Notes prior to maturity totaling $1.0 million, of which approximately $0.6 million was non-cash.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through July 2012. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the thirteen weeks and twenty-six weeks ended July 30, 2011 and July 31, 2010 were not material.

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

As of July 30, 2011, January 29, 2011 and July 31, 2010, the Company had forward contracts maturing at various dates through July 2012, January 2012 and July 2011, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	July 30, 2011	July 31, 2010	January 29, 2011
Deliverable Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$19,002	$19,040	$19,200
Euro	6,027	7,244	5,977
Other currencies	234	191	229

Non-deliverable Financial Instruments
Chinese yuan	15,711	12,531	13,199
Japanese yen	1,219	1,552	1,344
New Taiwanese dollars	1,163	1,155	1,263
Other currencies	946	716	795
	$44,302	$42,429	$42,007

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheet are as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

July 30, 2011	Prepaid expenses and other current assets	$120	Other accrued expenses	$773

July 31, 2010	Prepaid expenses and other current assets	$165	Other accrued expenses	$715

January 29, 2011	Prepaid expenses and other current assets	$223	Other accrued expenses	$567

The effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

($ in thousands)	Thirteen Weeks Ended July 30, 2011		Thirteen Weeks Ended July 31, 2010
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	Loss (Gain) Reclassified from Accumulated OCI into Earnings	(Loss) Gain Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings

Net sales	$(52)	$47	$(104)	$30

Cost of goods sold	158	35	859	20

Selling and administrative expenses	(194)	(65)	(94)	49

Interest expense	11	–	6	–

($ in thousands)	Twenty-six Weeks Ended July 30, 2011		Twenty-six Weeks Ended July 31, 2010
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	Loss (Gain) Reclassified from Accumulated OCI into Earnings	(Loss) Gain Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings

Net sales	$(107)	$89	$(118)	$108

Cost of goods sold	(243)	61	580	48

Selling and administrative expenses	12	(114)	(230)	102

Interest expense	1	–	(1)	–

($ in thousands)	Year Ended January 29, 2011
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings

Net sales	$(242)	$232

Cost of goods sold	442	34

Selling and administrative expenses	41	91

Interest expense	(7)	–

All of the gains and losses currently included within accumulated other comprehensive income associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net (loss) earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 13 to the condensed consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis. The Company did not have any transfers between Level 1 and Level 2 during 2010 or the first half of 2011.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of July 30, 2011:
Cash equivalents – money market funds	$19,810	$19,810	$–	$–
Non-qualified deferred compensation plan assets	1,846	1,846	–	–
Non-qualified deferred compensation plan liabilities	(1,846)	(1,846)	–	–
Deferred compensation plan liabilities for non- employee directors	(636)	(636)	–	–
Derivative financial instruments, net	(653)	–	(653)	–
As of July 31, 2010:
Non-qualified deferred compensation plan assets	$1,226	$1,226	$–	$–
Non-qualified deferred compensation plan liabilities	(1,226)	(1,226)	–	–
Deferred compensation plan liabilities for non- employee directors	(899)	(899)	–	–
Derivative financial instruments, net	(550)	–	(550)	–

As of January 29, 2011: Cash equivalents – money market funds	$50,000	$50,000	$–	$–
Non-qualified deferred compensation plan assets	1,447	1,447	–	–
Non-qualified deferred compensation plan liabilities	(1,447)	(1,447)	–	–
Deferred compensation plan liabilities for non- employee directors	(792)	(792)	–	–
Derivative financial instruments, net	(344)	–	(344)	–

Store Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived store assets held and used with a carrying amount of $50.5 million were assessed for impairment and written down to their fair value, resulting in an impairment charge of $0.2 million, which was recorded within selling and administrative expenses for the thirteen weeks ended July 30, 2011. Of the $0.2 million impairment charge, $0.1 million related to the Famous Footwear segment and $0.1 million related to the Specialty Retail segment. Impairment charges of $0.7 million were recorded within selling and administrative expenses for the twenty-six weeks ended July 30, 2011, of which $0.4 million related to the Famous Footwear segment and $0.3 million related to the Specialty Retail segment.

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

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	July 30, 2011		July 31, 2010		January 29, 2011
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$250,000	$250,000	$35,500	$35,500	$198,000	$198,000
2012 Senior Notes	–	–	150,000	151,688	150,000	152,157
2019 Senior Notes	198,540	195,000	–	–	–	–

The fair value of borrowings under the revolving credit agreement approximated their carrying value due to the short-term nature. The fair value of the Company’s 2019 Senior Notes was based upon quoted prices from private institutional trading as of the end of the second quarter of 2011. The fair value of the Company’s 2012 Senior Notes was based upon quoted prices as of the end of the respective periods.

Note 14	Income Taxes

The Company’s consolidated effective tax rate was a benefit of 34.7% for the second quarter of 2011, compared to a provision of 35.0% for the second quarter of last year reflecting a higher mix of wholesale earnings earned in lower-tax jurisdictions.

The Company’s consolidated effective tax rate was a benefit of 14.8% in the first half of 2011, compared to a provision of 36.7% in the first half of last year. The first half rate is lower primarily due to a discrete tax charge of $0.2 million in the first quarter due to the non-deductibility of certain costs related to the ASG acquisition. For tax purposes, the acquisition related expenses recognized for financial statement purposes are treated as an addition to the basis of the ASG stock rather than a current period deduction. In addition, during the first half of 2011, the Company has a higher mix of wholesale earnings, which carry a lower income tax rate than our retail divisions.

Note 15	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to market Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks and twenty-six weeks ended July 30, 2011, the Company, through its consolidated subsidiary, B&H Footwear, sold $0.6 million and $1.9 million of Naturalizer footwear on a wholesale basis to Hongguo, with $0.5 million and $1.1 million in corresponding sales during the thirteen weeks and twenty-six weeks ended July 31, 2010, respectively.

Note 16	Commitments and Contingencies

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company’s most recent proposed expanded remedy workplan was approved by the Colorado authorities, and the Company is implementing that workplan. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.2 million as of July 30, 2011. The Company expects to spend approximately $0.2 million in each of the next five years and $15.2 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through July 30, 2011 are $23.5 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at July 30, 2011, is $7.7 million, of which $1.1 million is recorded within other accrued expenses and $6.6 million is recorded within other liabilities. Of the total $7.7 million reserve, $5.0 million is for on-site remediation and $2.7 million is for off-site remediation. During the thirteen weeks and twenty-six weeks ended July 30, 2011 and July 31, 2010, the Company recorded no expense related to either the on-site or off-site remediation, other than the accretion of interest expense.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.7 million at July 30, 2011, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.4 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.4 million in the aggregate thereafter related to these sites.

In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material. Based on information currently available, the Company has an accrued liability of $9.4 million as of July 30, 2011 to complete the cleanup, maintenance and monitoring at all sites. Of the $9.4 million liability, $1.3 million is recorded in other accrued expenses and $8.1 million is recorded in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.6 million as of July 30, 2011. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At July 30, 2011, the Company was contingently liable for remaining lease commitments of approximately $0.7 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

Note 17	Financial Information for the Company and its Subsidiaries

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 30, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$30,978	$31,575	$–	$62,553
Receivables	82,617	33,965	42,013	–	158,595
Inventories	118,498	497,631	11,800	–	627,929
Prepaid expenses and other current assets	26,267	18,671	4,422	–	49,360
Total current assets	227,382	581,245	89,810	–	898,437
Other assets	113,277	25,160	672	–	139,109
Goodwill and intangible assets, net	50,522	16,720	107,057	–	174,299
Property and equipment, net	24,428	105,738	8,912	–	139,078
Investment in subsidiaries	615,152	88,654	–	(703,806)	–
Total assets	$1,030,761	$817,517	$206,451	$(703,806)	$1,350,923

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$250,000	$–	$–	$–	$250,000
Trade accounts payable	67,893	177,936	49,997	–	295,826
Other accrued expenses	64,506	64,953	10,239	–	139,698
Total current liabilities	382,399	242,889	60,236	–	685,524
Other liabilities
Long-term debt	198,540	–	–	–	198,540
Other liabilities	16,614	41,863	17,660	–	76,137
Intercompany payable (receivable)	43,131	(82,387)	39,256	–	–
Total other liabilities	258,285	(40,524)	56,916	–	274,677
Equity
Brown Shoe Company, Inc. shareholders’ equity	390,077	615,152	88,654	(703,806)	390,077
Noncontrolling interests	–	–	645	–	645
Total equity	390,077	615,152	89,299	(703,806)	390,722
Total liabilities and equity	$1,030,761	$817,517	$206,451	$(703,806)	$1,350,923

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED JULY 30, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$162,265	$456,305	$62,178	$(52,620)	$628,128
Cost of goods sold	128,278	263,017	52,908	(52,620)	391,583
Gross profit	33,987	193,288	9,270	–	236,545
Selling and administrative expenses	44,196	186,592	4,908	–	235,696
Restructuring and other special charges, net	689	–	–	–	689
Equity in (earnings) loss of subsidiaries	(5,873)	(4,779)	–	10,652	–
Operating (loss) earnings	(5,025)	11,475	4,362	(10,652)	160
Interest expense	(6,517)	(10)	7	–	(6,520)
Loss on early extinguishment of debt	(1,003)	–	–	–	(1,003)
Interest income	–	44	21	–	65
Intercompany interest income (expense)	4,034	(4,137)	103	–	–
(Loss) earnings before income taxes	(8,511)	7,372	4,493	(10,652)	(7,298)
Income tax benefit (provision)	3,902	(1,499)	127	–	2,530
Net (loss) earnings	$(4,609)	$5,873	$4,620	$(10,652)	$(4,768)
Less: Net loss attributable to noncontrolling interests	–	–	(159)	–	(159)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(4,609)	$5,873	$4,779	$(10,652)	$(4,609)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$331,465	$895,982	$111,247	$(85,946)	$1,252,748
Cost of goods sold	253,321	504,870	94,158	(85,946)	766,403
Gross profit	78,144	391,112	17,089	–	486,345
Selling and administrative expenses	87,877	368,092	15,195	–	471,164
Restructuring and other special charges, net	2,433	–	–	–	2,433
Equity in (earnings) loss of subsidiaries	(11,603)	(2,990)	–	14,593	–
Operating (loss) earnings	(563)	26,010	1,894	(14,593)	12,748
Interest expense	(13,206)	(11)	(1)	–	(13,218)
Loss on early extinguishment of debt	(1,003)	–	–	–	(1,003)
Interest income	–	99	51	–	150
Intercompany interest income (expense)	8,254	(8,521)	267	–	–
(Loss) earnings before income taxes	(6,518)	17,577	2,211	(14,593)	(1,323)
Income tax benefit (provision)	5,597	(5,974)	573	–	196
Net (loss) earnings	$(921)	$11,603	$2,784	$(14,593)	$(1,127)
Less: Net loss attributable to noncontrolling interests	–	–	(206)	–	(206)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(921)	$11,603	$2,990	$(14,593)	$(921)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(15,888)	$42,063	$17,233	$55	$43,463

Investing activities
Purchases of property and equipment	(1,204)	(12,717)	(762)	–	(14,683)
Capitalized software	(6,898)	(200)	–	–	(7,098)
Acquisition cost	–	–	(156,636)	–	(156,636)
Cash recognized on initial consolidation	–	3,121	–	–	3,121
Net cash used for investing activities	(8,102)	(9,796)	(157,398)	–	(175,296)

Financing activities
Borrowings under revolving credit agreement	965,500	–	–	–	965,500
Repayments under revolving credit agreement	(913,500)	–	–	–	(913,500)
Proceeds from issuance of 2019 Senior Notes	198,540	–	–	–	198,540
Redemption of 2012 Senior Notes	(150,000)	–	–	–	(150,000)
Dividends paid	(6,197)	–	–	–	(6,197)
Debt issuance costs	(5,828)	–	–	–	(5,828)
Acquisition of treasury stock	(22,408)	–	–	–	(22,408)
Proceeds from stock options exercised	693	–	–	–	693
Tax deficiency related to share-based plans	(453)	–	–	–	(453)
Intercompany financing	(42,357)	(29,875)	72,287	(55)	–
Net cash provided by (used for) financing activities	23,990	(29,875)	72,287	(55)	66,347
Effect of exchange rate changes on cash and cash equivalents	–	1,491	–	–	1,491

Increase (decrease) in cash and cash equivalents	–	3,882	(67,878)	–	(63,995)
Cash and cash equivalents at beginning of period	–	27,095	99,453	–	126,548
Cash and cash equivalents at end of period	$–	$30,978	$31,575	$–	$62,553

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 29, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$–	$27,095	$99,453	$–	$126,548
Receivables	64,742	5,201	43,994	–	113,937
Inventories	119,855	400,578	3,817	–	524,250
Prepaid expenses and other current assets	26,979	15,868	699	–	43,546
Total current assets	211,576	448,742	147,963	–	808,281
Other assets	113,193	19,667	678	–	133,538
Intangible assets, net	53,279	17,280	33	–	70,592
Property and equipment, net	25,850	106,475	3,307	–	135,632
Investment in subsidiaries	598,106	139,601	–	(737,707)	–
Total assets	$1,002,004	$731,765	$151,981	$(737,707)	$1,148,043

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$198,000	$–	$–	$–	$198,000
Trade accounts payable	52,616	75,764	38,810	–	167,190
Other accrued expenses	82,201	58,702	5,812	–	146,715
Total current liabilities	332,817	134,466	44,622	–	511,905
Other liabilities:
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,228	46,661	340	–	70,229
Intercompany payable (receivable)	80,879	(47,468)	(33,411)	–	–
Total other liabilities	254,107	(807)	(33,071)	–	220,229
Equity:
Brown Shoe Company, Inc. shareholders’ equity	415,080	598,106	139,601	(737,707)	415,080
Noncontrolling interests	–	–	829	–	829
Total equity	415,080	598,106	140,430	(737,707)	415,909
Total liabilities and equity	$1,002,004	$731,765	$151,981	$(737,707)	$1,148,043

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 31, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$(2,745)	$14,714	$18,755	$–	$30,724
Receivables	78,242	3,183	24,724	–	106,149
Inventories	105,623	470,020	2,442	–	578,085
Prepaid expenses and other current assets	26,221	6,891	94	–	33,206
Total current assets	207,341	494,808	46,015	–	748,164
Other assets	96,235	21,973	676	–	118,884
Intangible assets, net	56,036	17,840	–	–	73,876
Property and equipment, net	25,242	107,683	3,282	–	136,207
Investment in subsidiaries	675,269	81,980	–	(757,249)	–
Total assets	$1,060,123	$724,284	$49,973	$(757,249)	$1,077,131

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$35,500	$–	$–	$–	$35,500
Trade accounts payable	73,720	192,380	28,745	–	294,845
Other accrued expenses	74,225	59,768	5,682	–	139,675
Total current liabilities	183,445	252,148	34,427	–	470,020
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	26,660	38,632	274	–	65,566
Intercompany payable (receivable)	308,947	(241,765)	(67,182)	–	–
Total other liabilities	485,607	(203,133)	(66,908)	–	215,566
Equity
Brown Shoe Company, Inc. shareholders’ equity	391,071	675,269	81,980	(757,249)	391,071
Noncontrolling interests	–	–	474	–	474
Total equity	391,071	675,269	82,454	(757,249)	391,545
Total liabilities and equity	$1,060,123	$724,284	$49,973	$(757,249)	$1,077,131

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED JULY 31, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$169,710	$411,080	$55,733	$(50,767)	$585,756
Cost of goods sold	129,810	221,340	46,903	(50,767)	347,286
Gross profit	39,900	189,740	8,830	–	238,470
Selling and administrative expenses	45,227	177,946	1,275	–	224,448
Restructuring and other special charges, net	1,730	–	161	–	1,891
Equity in (earnings) loss of subsidiaries	(12,251)	(2,480)	–	14,731	–
Operating earnings (loss)	5,194	14,274	7,394	(14,731)	12,131
Interest expense	(4,809)	(1)	–	–	(4,810)
Interest income	–	28	21	–	49
Intercompany interest income (expense)	3,459	581	(4,040)	–	–
Earnings (loss) before income taxes	3,844	14,882	3,375	(14,731)	7,370
Income tax benefit (provision)	1,417	(3,028)	(971)	–	(2,582)
Net earnings (loss)	$5,261	$11,854	$2,404	$(14,731)	$4,788
Less: Net loss attributable to noncontrolling interests	–	(397)	(76)	–	(473)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$5,261	$12,251	$2,480	$(14,731)	$5,261

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$333,064	$837,956	$100,774	$(88,320)	$1,183,474
Cost of goods sold	247,492	453,473	84,799	(88,320)	697,444
Gross profit	85,572	384,483	15,975	–	486,030
Selling and administrative expenses	96,031	346,409	6,523	–	448,963
Restructuring and other special charges, net	3,273	–	335	–	3,608
Equity in (earnings) loss of subsidiaries	(26,253)	(4,196)	–	30,449	–
Operating earnings (loss)	12,521	42,270	9,117	(30,449)	33,459
Interest expense	(9,318)	(4)	–	–	(9,322)
Interest income	1	29	37	–	67
Intercompany interest income (expense)	7,076	(3,416)	(3,660)	–	–
Earnings (loss) before income taxes	10,280	38,879	5,494	(30,449)	24,204
Income tax benefit (provision)	5,027	(12,316)	(1,592)	–	(8,881)
Net earnings (loss)	$15,307	$26,563	$3,902	$(30,449)	$15,323
Less: Net earnings (loss) attributable to noncontrolling interests	–	310	(294)	–	16
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$15,307	$26,253	$4,196	$(30,449)	$15,307

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(26,863)	$44,036	$9,816	$–	$26,989

Investing activities
Purchases of property and equipment	(1,978)	(10,664)	(202)	–	(12,844)
Capitalized software	(11,734)	(137)	–	–	(11,871)
Net cash used for investing activities	(13,712)	(10,801)	(202)	–	(24,715)

Financing activities
Borrowings under revolving credit agreement	435,500	–	–	–	435,500
Repayments under revolving credit agreement	(494,500)	–	–	–	(494,500)
Acquisition of noncontrolling interests (Edelman Shoe, Inc.)	7,309	(40,001)	–	–	(32,692)
Dividends paid	(6,114)	–	–	–	(6,114)
Proceeds from stock options exercised	561	–	–	–	561
Tax deficiency related to share-based plans	(142)	–	–	–	(142)
Intercompany financing	95,216	12,205	(107,421)	–	–
Net cash provided by (used for) financing activities	37,830	(27,796)	(107,421)	–	(97,387)
Effect of exchange rate changes on cash	–	4	–	–	4

(Decrease) increase in cash and cash equivalents	(2,745)	5,443	(97,807)	–	(95,109)
Cash and cash equivalents at beginning of period	–	9,271	116,562	–	125,833
Cash and cash equivalents at end of period	$(2,745)	$14,714	$18,755	$–	$30,724

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a summary of the financial highlights for the second quarter of 2011:

•
Consolidated net sales increased $42.3 million, or 7.2%, to $628.1 million for the second quarter of 2011, compared to $585.8 million for the second quarter of last year. Net sales of our Wholesale Operations and Specialty Retail segments increased by $44.1 million and $0.7 million, respectively, while our Famous Footwear segment decreased by $2.4 million. The net sales improvement was driven by the inclusion of ASG in 2011, which contributed $46.2 million in the quarter.

•	Consolidated operating earnings were $0.2 million in the second quarter of 2011, compared to $12.1 million for the second quarter of last year.

•
Consolidated net loss attributable to Brown Shoe Company, Inc. was $4.6 million, or $0.11 per diluted share, in the second quarter of 2011, compared to net earnings attributable to Brown Shoe Company, Inc. of $5.3 million, or $0.12 per diluted share, in the second quarter of last year.

The following items impacted our second quarter operating results in 2011 and 2010 and should be considered in evaluating the comparability of our results:

•
ERP Stabilization – During the second quarter of 2011, we continued to make progress in the stabilization of our new ERP system. However, our second quarter results were negatively impacted by increases in allowances and customer charge backs, margin related to lost sales and incremental stabilization costs related to our ERP platform. We estimate that the impact of these items reduced earnings before income taxes by $4.6 million ($2.8 million on an after-tax basis, or $0.07 per diluted share) in the second quarter. On a year-to-date basis, we have estimated that these items negatively impacted our earnings before income taxes by $10.1 million ($6.1 million on an after-tax basis, or $0.14 per diluted share). We anticipate that our stabilization efforts will be completed by the end of 2011.

•
Decline in toning footwear business – During 2010, sales of toning footwear were strong across our businesses, resulting in strength in both net sales and margins. Demand for toning footwear slowed in 2011, negatively impacting the financial performance of each of our major divisions. We recorded a $4.6 million ($2.7 million on an after-tax basis, or $0.06 per diluted share) write-down on our toning inventory during the second quarter of 2011.

•
Acquisition related cost of goods sold adjustment – We incurred costs of $1.5 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) during the second quarter of 2011, associated with the impact to cost of goods sold of the inventory fair value adjustment in connection with the acquisition of ASG during the second quarter of 2011, with no corresponding costs during the second quarter of last year. See Note 3 to the condensed consolidated financial statements for additional information related to these costs.

•
Loss on early extinguishment of debt – During the second quarter of 2011, we incurred expenses of $1.0 million ($0.6 million on an after-tax basis, or $0.02 per diluted share) to extinguish our 2012 Senior Notes prior to maturity. Approximately $0.6 million was non-cash charges related to unamortized debt issuance costs and approximately $0.4 million represents cash paid for tender premiums.

•
Integration costs – We incurred costs of $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) during the second quarter of 2011, related to the integration of ASG, which we acquired on February 17, 2011, with no corresponding costs during the second quarter of last year. See Note 3 and Note 6 to the condensed consolidated financial statements for additional information related to these costs.

•
Incentive plans – Our selling and administrative expenses were lower by $4.3 million during the second quarter of 2011, compared to the second quarter of last year, due to lower anticipated payments under our incentive plans.

•
Information technology initiatives – We incurred expenses of $1.9 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) during the second quarter of last year, related to our integrated ERP information technology system that replaced select internally developed and certain other third-party applications. See Note 6 to the condensed consolidated financial statements for additional information related to these expenses. The decline in expenses was offset by higher amortization expense related to the integrated ERP information technology system during the second quarter of 2011 as compared to the second quarter of last year.

Our debt-to-capital ratio, as defined herein, increased to 53.4% at July 30, 2011, compared to 32.1% at July 31, 2010 and 45.6% at January 29, 2011, primarily due to the increase in borrowings under our revolving credit agreement used to fund the acquisition of ASG during the first quarter of 2011 and the repurchase of 2.2 million of our common shares for $22.4 million during the quarter. In addition, our long-term debt was increased with the senior notes debt refinancing. Our current ratio, as defined herein, was 1.31 to 1 at July 30, 2011, compared to 1.59 to 1 at July 31, 2010 and 1.58 to 1 at January 29, 2011. Inventories at July 30, 2011 were $627.9 million, up from $578.1 million at the end of the second quarter of last year, primarily due to the increase in Wholesale Operations inventory resulting from the acquisition of ASG during the first quarter of 2011.

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

We incurred costs of $1.5 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) during the second quarter of 2011 and $4.2 million ($2.5 million on an after-tax basis, or $0.05 per diluted share) during the twenty-six weeks ended July 30, 2011, associated with the impact to cost of goods sold of the inventory fair value adjustment in connection with the acquisition of ASG. Additionally, we incurred costs of $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) during the second quarter of 2011 and $2.4 million ($2.1 million on an after-tax basis, or $0.04 per diluted share) during the first half of 2011 and $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) during the full year of 2010, as a component of restructuring and other special charges, net related to the acquisition and integration of ASG.

Since the date of acquisition, ASG has been consolidated within our Wholesale Operations segment. See Note 3 to the condensed consolidated financial statements for additional information.

Effective February 17, 2011, in order to fund the acquisition of ASG, the Loan Parties under our Credit Agreement exercised the $150.0 million designated event accordion feature to fund the acquisition of ASG, increasing the aggregate amount available under the Credit Agreement from $380.0 million to $530.0 million. The Credit Agreement continues to provide for access to an additional $150.0 million of optional availability pursuant to a separate accordion feature, subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase.

Debt Refinancing
On April 27, 2011, we commenced a cash tender offer (the “Tender Offer”) for any and all of our $150.0 million 8.75% senior notes due in 2012 (the “2012 Senior Notes”). The Tender Offer expired on May 25, 2011 and $99.2 million aggregate principal amount of 2012 Senior Notes were tendered in the Tender Offer. The remaining $50.8 million aggregate principal amount of 2012 Senior Notes were called for redemption and repaid in June 2011. In connection with the redemption of our 2012 Senior Notes, we recorded a loss on early extinguishment of debt of $1.0 million in the second quarter of 2011.

On May 11, 2011, we closed on an offering (the “Offering”) of $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”) in a private placement. The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year beginning on November 15, 2011. The 2019 Senior Notes mature on May 15, 2019. Prior to May 15, 2014, we may redeem some or all of the 2019 Senior Notes at various redemption prices.

The net proceeds from the Offering were approximately $193.7 million after deducting the initial purchasers' discounts and other Offering expenses. We used a portion of the net proceeds to redeem the outstanding 2012 Senior Notes and pay other fees and expenses in connection with the Tender Offer. We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

On August 3, 2011, we launched an exchange offer, allowing the holders of the 2019 Senior Notes to exchange their notes for a like amount of registered 2019 Senior Notes.

Subsequent Event – Sale of The Basketball Marketing Company, Inc. (“TBMC”)
During August 2011, we entered into an agreement to sell TBMC to Galaxy International for $55 million in cash. The sale is subject to customary closing conditions and subject to Galaxy International securing financing. TBMC was acquired in our February 17, 2011 acquisition of ASG. TBMC markets and sells footwear bearing the AND 1 brand name. The sale is expected to close during our fiscal third quarter, and we plan to use the proceeds to pay down debt.

Outlook for the Remainder of 2011
Looking ahead, we believe our brands and product offerings are well positioned in the marketplace and will enable us to further capitalize on the consumers’ desire for trend-right products. However, there is considerable uncertainty in the near term, resulting from the macro environment, and its ultimate impact on consumer spending and pricing. We will continue to focus on the stabilization of our ERP platform and the integration of the operations of ASG. In addition, we are completing a review of our portfolio to identify and take action around businesses that either do not fit our target consumer platforms – of family, healthy living and contemporary fashion – or that are underperforming. In connection with that review, we recently announced the pending sale of TBMC, owner of the AND 1 brand name, to a third party for $55 million, which is expected to close during the third quarter of 2011.

For the second half of 2011, we anticipate same-store sales at Famous Footwear to be up low single digits on a percentage basis, and flat on a full year 2011 basis.  We expect our wholesale net sales will be higher than last year due to the inclusion of ASG, approximately flat excluding ASG, for both the second half of 2011 and the full year.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$628.1	100.0%	$585.8	100.0%	$1,252.7	100.0%	$1,183.5	100.0%
Cost of goods sold	391.6	62.3%	347.3	59.3%	766.4	61.2%	697.5	58.9%
Gross profit	236.5	37.7%	238.5	40.7%	486.3	38.8%	486.0	41.1%
Selling and administrative expenses	235.6	37.6%	224.5	38.3%	471.2	37.6%	448.9	38.0%
Restructuring and other special charges, net	0.7	0.1%	1.9	0.3%	2.4	0.2%	3.6	0.3%
Operating earnings	0.2	0.0%	12.1	2.1%	12.7	1.0%	33.5	2.8%
Interest expense	(6.6)	(1.0)%	(4.7)	(0.8)%	(13.2)	(1.0)%	(9.4))	(0.8)%
Loss on early extinguishment of debt	(1.0)	(0.2)%	–	–	(1.0)	(0.1)%	–	–
Interest income	0.1	0.0%	–	–	0.2	0.0%	0.1	0.0%
(Loss) earnings before income taxes	(7.3)	(1.2)%	7.4	1.3%	(1.3)	(0.1)%	24.2	2.0%
Income tax benefit (provision)	2.5	0.4%	(2.6)	(0.5)%	0.2	0.0%	(8.9)	(0.7)%
Net (loss) earnings	$(4.8)	(0.8)%	$4.8	0.8%	$(1.1)	(0.1)%	$15.3	1.3%
Less: Net (loss) earnings attributable to noncontrolling interests	(0.2)	(0.1)%	(0.5)	(0.1)%	(0.2)	0.0%	–	–
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(4.6)	(0.7)%	$5.3	0.9%	$(0.9)	(0.1)%	$15.3	1.3%

Net Sales
Net sales increased $42.3 million, or 7.2%, to $628.1 million for the second quarter of 2011, compared to $585.8 million for the second quarter of last year. Net sales of our Wholesale Operations and Specialty Retail segments increased, while net sales at Famous Footwear decreased. Our Famous Footwear segment reported a $2.4 million decrease in net sales due primarily to a lower store count. Our same-store sales at Famous Footwear increased 0.2%, which reflects strength in running, sandal and boot categories partially offset by lower sales of toning footwear. Our Wholesale Operations segment reported a $44.1 million increase in net sales, due to the acquisition of ASG during the first quarter of 2011 (which contributed $46.2 million in net sales). The net sales of our Specialty Retail segment increased $0.7 million, reflecting an increase in same-store sales of 5.2%, and an increase in the Canadian dollar exchange rate, partially offset by a decrease in store count.

Net sales increased $69.2 million, or 5.9%, to $1,252.7 million for the first half of 2011, compared to $1,183.5 million for the first half of last year. Famous Footwear reported a $21.8 million decrease in net sales, reflecting a 1.9% same-store sales decrease due to a decline in toning sales and a lower store count. Our Wholesale Operations segment reported a $91.4 million increase in net sales, primarily due to our acquisition of ASG, which contributed $87.2 million in the first half of 2011. The net sales of our Specialty Retail segment decreased $0.3 million, reflecting a lower store count, partially offset by an increase in the Canadian dollar exchange rate and a 2.1% same-store sales increase.

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

Gross Profit
Gross profit decreased $2.0 million, or 0.8%, to $236.5 million for the second quarter of 2011, compared to $238.5 million for the second quarter of last year, reflecting a lower gross profit rate, partially offset by higher net sales. Gross profit for Famous Footwear was negatively impacted by higher toning markdowns and lower net sales. Our Wholesale Operations segment experienced an increase in gross profit dollars due to the acquisition of ASG, but a lower gross profit rate due to higher customer allowances and product markdowns, particularly in toning. In addition, we recognized incremental cost of goods sold of $1.5 million for the inventory fair value adjustment related to our acquisition of ASG. As a percent of net sales, our consolidated gross profit decreased to 37.7% for the second quarter of 2011 from 40.7% for the second quarter of last year. A higher mix of wholesale net sales, primarily due to the ASG acquisition, also impacted our gross profit rate in the quarter. Retail and wholesale operations net sales were 65% and 35%, respectively, in the second quarter of 2011, compared to 70% and 30% in the second quarter of 2010. Gross profit margins in our retail businesses are higher than in wholesale operations.

Gross profit increased $0.3 million, or 0.1%, to $486.3 million for the first half of 2011, compared to $486.0 million in the first half of last year. Although higher net sales, due primarily to the inclusion of ASG in 2011, increased our gross profit, this was largely offset by our lower gross profit rate at each of our major divisions. As a percent of net sales, our gross profit was 38.8% in the first half of 2011, compared to 41.1% in the first half of last year. Our wholesale and retail divisions experienced margin pressure as the toning footwear business declined resulting in lower margin sales and inventory markdowns of toning products. Our wholesale division experienced a lower gross profit rate due to the higher levels of allowances during the first half of 2011 compared to last year. In addition, we recognized incremental cost of goods sold of $4.2 million for the inventory fair value adjustment related to our acquisition of ASG. A higher mix of wholesale net sales, primarily due to the ASG acquisition, also impacted our gross profit rate in the first half of the year. Retail and wholesale operations net sales were 65% and 35%, respectively, in the first half of 2011 compared to 70% and 30% in the first half of 2010. Gross profit margins in our retail businesses are higher than in wholesale operations.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $11.1 million, or 5.0%, to $235.6 million for the second quarter of 2011, compared to $224.5 million in the second quarter of last year. The increase was primarily related to the inclusion of ASG’s selling and administrative expenses, as well as higher information systems related costs, partially offset by a decline in our incentive plan costs. As a percent of net sales, selling and administrative expenses decreased to 37.6% for the second quarter of 2011 from 38.3% for the second quarter of last year, reflecting the factors previously discussed.

Selling and administrative expenses increased $22.3 million, or 4.9%, to $471.2 million for the first half of 2011, compared to $448.9 million in the first half of last year. The first half of 2011 was impacted by the same factors listed above for the second quarter. As a percent of net sales, selling and administrative expenses decreased to 37.6% in the first half of 2011 from 38.0% in the first half of last year due primarily to better leveraging of our expense base over higher net sales volume.

Restructuring and Other Special Charges, Net
We recorded restructuring and other special charges, net, of $0.7 million for the second quarter of 2011, related to the integration of ASG, which we acquired on February 17, 2011, with no corresponding costs in the second quarter of last year. We recorded restructuring and other special charges, net of $1.9 million for the second quarter of last year, related to our integrated ERP information technology system that replaced select internally developed and certain other third-party applications.

We recorded restructuring and other special charges, net of $2.4 million for the first half of 2011, related to the acquisition and integration of ASG, with $3.6 million of charges during the first half of last year, related to our integrated ERP information technology system.

Operating Earnings
Operating earnings decreased $11.9 million, or 98.7%, to $0.2 million for the second quarter of 2011, compared to $12.1 million for the second quarter of last year, primarily driven by an increase in selling and administrative expenses and a lower gross profit rate, partially offset by higher net sales.

We reported operating earnings of $12.7 million in the first half of 2011, compared to $33.5 million during the first half of last year, driven by the same factors cited above related to the second quarter of 2011.

Interest Expense
Interest expense increased $1.9 million, or 35.6%, to $6.6 million for the second quarter of 2011, compared to $4.7 million for the second quarter of last year, due primarily to higher average borrowings under our revolving credit agreement as well as the increase in our long-term debt of $48.5 million.

Interest expense increased $3.8 million, or 41.8%, to $13.2 million for the first half of 2011, compared to $9.4 million for the first half of last year, primarily reflecting the same factors noted above for the second quarter.

Loss on Early Extinguishment of Debt
During the second quarter of 2011, we redeemed the 2012 Senior Notes. We incurred certain debt extinguishment costs to retire our 2012 Senior Notes prior to maturity totaling $1.0 million, of which approximately $0.6 million was non-cash charges related to unamortized debt issuance costs and approximately $0.4 million represents cash paid for tender premiums. We did not incur such costs in 2010.

Income Tax Benefit (Provision)
Our consolidated effective tax rate was a benefit of 34.7% for the second quarter of 2011, compared to a provision of 35.0% for the second quarter of last year reflecting a higher mix of wholesale earnings earned in lower-tax jurisdictions.

Our consolidated effective tax rate was a benefit of 14.8% in the first half of 2011, compared to a provision of 36.7% in the first half of last year. The first half rate is lower primarily due to a discrete tax charge of $0.2 million in the first quarter due to the non-deductibility of certain costs related to the ASG acquisition. For tax purposes, the acquisition related expenses recognized for financial statement purposes are treated as an addition to the basis of the ASG stock rather than a current period deduction. In addition, during the first half of 2011, we had a higher mix of wholesale earnings, which carry a lower income tax rate than our retail divisions.

Net (Loss) Earnings Attributable to Brown Shoe Company, Inc.
We reported a net loss attributable to Brown Shoe Company, Inc. of $4.6 million and $0.9 million during the second quarter and first half of 2011, respectively, compared to net earnings attributable to Brown Shoe Company, Inc. of $5.3 million and $15.3 million during the second quarter and first half of last year, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$344.9	100.0%	$347.3	100.0%	$687.7	100.0%	$709.5	100.0%
Cost of goods sold	195.9	56.8%	187.7	54.0%	382.1	55.6%	385.7	54.4%
Gross profit	149.0	43.2%	159.6	46.0%	305.6	44.4%	323.8	45.6%
Selling and administrative expenses	141.5	41.0%	143.8	41.5%	279.3	40.6%	279.9	39.4%
Operating earnings	$7.5	2.2%	$15.8	4.5%	$26.3	3.8%	$43.9	6.2%

Key Metrics
Same-store sales % change	0.2%		11.8%		(1.9)%		13.6%
Same-store sales $ change	$0.6		$35.8		$(13.0)		$82.4
Sales change from new and closed stores, net	$(3.0)		$(2.6)		$(8.8)		$(4.6)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$44		$44		$88		$89
Sales per square foot, excluding e-commerce (trailing twelve-months)	$186		$179		$186		$179
Square footage (thousand sq. ft.)	7,667		7,845		7,667		7,845

Stores opened	12		7		26		18
Stores closed	8		13		20		19
Ending stores	1,116		1,128		1,116		1,128

Net Sales
Net sales decreased $2.4 million, or 0.7%, to $344.9 million for the second quarter of 2011, compared to $347.3 million for the second quarter of last year driven by a lower store count. During the second quarter of 2011, we experienced an increase in same-store sales of 0.2%, reflecting strength in running, sandal and boot categories partially offset by lower sales of toning footwear. Excluding toning in both the second quarter of 2011 and 2010 would have resulted in a 3.2% improvement in net sales. Without the effect of toning in both 2011 and 2010, our same-store sales would have been up 3.9%. Famous Footwear also experienced higher pairs per transaction and customer conversion rates in the second quarter. During the second quarter of 2011, we opened 12 new stores and closed eight stores, resulting in 1,116 stores and total square footage of 7.7 million at the end of the second quarter of 2011, compared to 1,128 stores and total square footage of 7.8 million at the end of the second quarter of last year. Sales per square foot, excluding e-commerce, remained consistent at $44 for the quarter. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, as approximately 61% of our net sales were made to members of our Rewards program in the second quarter of 2011, compared to 59% in the second quarter of last year.

Net sales decreased $21.8 million, or 3.1%, to $687.7 million in the first half of 2011, compared to $709.5 million in the first half of last year due to a decrease in same-store sales of 1.9% due to a decline in sales of toning footwear, and to a lesser extent, a decrease in pairs per transaction due to lower “buy one get one” promotional activity and reduced customer traffic. Net sales were also negatively impacted by a lower store count. As a result of these decreases, sales per square foot decreased to $88, compared to $89 in the first half of last year.

Gross Profit
Gross profit decreased $10.6 million, or 6.7%, to $149.0 million for the second quarter of 2011, compared to $159.6 million for the second quarter of last year, due to a lower gross profit rate and, to a lesser extent, a shift in mix and lower net sales. As a percent of net sales, our gross profit was 43.2% for the second quarter of 2011, compared to 46.0% for the second quarter of last year. The decrease in our gross profit rate was primarily driven by higher markdowns and lower margins for sales of toning footwear.

Gross profit decreased $18.2 million, or 5.6%, to $305.6 million in the first half of 2011, compared to $323.8 million in the first half of last year, reflecting a decrease in net sales and a lower gross profit rate. As a percent of net sales, our gross profit was 44.4% in the first half of 2011, down from 45.6% in the first half of last year due to the same factors described above for the second quarter.

Selling and Administrative Expenses
Selling and administrative expenses decreased $2.3 million, or 1.7%, to $141.5 million for the second quarter of 2011, compared to $143.8 million for the second quarter of last year. The decrease was primarily attributable to lower marketing expenses and lower incentive plan costs. As a percent of net sales, selling and administrative expenses decreased to 41.0% for the second quarter of 2011, compared to 41.5% for the second quarter of last year, reflecting the above named factors.

Selling and administrative expenses decreased $0.6 million, or 0.2%, to $279.3 million for the first half of 2011, compared to $279.9 million in the first half of last year, due to the same factors as described above for the second quarter of 2011. As a percent of net sales, selling and administrative expenses increased to 40.6% in the first half of 2011 from 39.4% in the first half of last year due to a decrease in net sales.

Operating Earnings
Operating earnings decreased $8.3 million, or 52.4%, to $7.5 million for the second quarter of 2011, compared to $15.8 million for the second quarter of last year. The decrease was primarily due to a lower gross profit rate, and to a lesser extent, lower net sales, as described above. These decreases were partially offset by a decrease in selling and administrative expenses, as described above. As a percent of net sales, operating earnings decreased to 2.2% for the second quarter of 2011, compared to 4.5% for the second quarter of last year.

Operating earnings decreased $17.6 million, or 40.2%, to $26.3 million for the first half of 2011, compared to $43.9 million in the first half of last year for the same reasons as those described above for the second quarter. As a percent of net sales, operating earnings decreased to 3.8% in the first half of 2011, compared to 6.2% in the first half of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$222.7	100.0%	$178.6	100.0%	$444.8	100.0%	$353.4	100.0%
Cost of goods sold	159.3	71.5%	124.5	69.7%	313.7	70.5%	242.7	68.7%
Gross profit	63.4	28.5%	54.1	30.3%	131.1	29.5%	110.7	31.3%
Selling and administrative expenses	59.3	26.7%	44.9	25.1%	120.5	27.1%	92.7	26.2%
Restructuring and other special charges, net	–	–	0.2	0.1%	–	–	0.3	0.1%
Operating earnings	$4.1	1.8%	$9.0	5.1%	$10.6	2.4%	$17.7	5.0%

Key Metrics
Unfilled order position at end of period	$355.8		$317.2

Net Sales
Net sales increased $44.1 million, or 24.6%, to $222.7 million for the second quarter of 2011, compared to $178.6 million for the second quarter of last year. The increase was primarily due to the acquisition of ASG during the first quarter of 2011, which contributed $46.2 million in net sales, partially offset by a $15.0 million decline in toning footwear sales. We experienced sales growth in our Franco Sarto, Naturalizer, Via Spiga, Fergie, Etienne Aigner, Vera Wang Lavender and LifeStride brands, partially offset by declines in our Dr. Scholl’s and Carlos by Carlos Santana brands. Our unfilled order position increased $38.6 million, or 12.2%, to $355.8 million as of July 30, 2011, as compared to $317.2 million as of July 31, 2010 primarily due to the acquisition of ASG during the first quarter of 2011, which contributed $69.8 million to the unfilled order position as of July 30, 2011. The unfilled order position is proportionate to our net sales expectations for our wholesale business for the third and fourth quarters of 2011 as compared to the same periods last year.

Net sales increased $91.4 million, or 25.9%, to $444.8 million in the first half of 2011, compared to $353.4 million in the first half of last year. The inclusion of ASG in 2011 increased net sales by $87.2 million, partially offset by a decline in toning sales. We experienced sales growth from many of our brands, Naturalizer, Franco Sarto, LifeStride, Fergie, Via Spiga, and Vera Wang Lavender divisions, partially offset by decreases in our Dr. Scholl’s, Carlos by Carlos Santana and Etienne Aigner brands.

Gross Profit
Gross profit increased $9.3 million, or 17.2%, to $63.4 million for the second quarter of 2011, compared to $54.1 million for the second quarter of last year. This was due to the inclusion of ASG in the second quarter, partially offset by a decline in the gross profit rate to 28.5% from 30.3% for the second quarter of last year. The lower rate reflects higher customer allowances and charge backs, due in part to delays and other challenges associated with our ERP implementation. We also experienced higher product markdowns, in particular, for toning footwear. In addition, in the second quarter of 2011, we recognized incremental cost of goods sold of $1.5 million for a portion of the inventory fair value adjustment related to our acquisition of ASG.

Gross profit increased $20.4 million, or 18.4%, to $131.1 million in the first half of 2011, compared to $110.7 million in the first half of last year, reflecting the inclusion of ASG since the acquisition date of February 17, 2011. As a percent of net sales, our gross profit decreased to 29.5% in the first half of 2011 from 31.3% in the first half of last year. The lower rate reflects higher customer allowances and charge backs, due in part to delays and other challenges associated with our ERP implementation. We also experienced higher product markdowns, in particular, for toning footwear.  In addition, in the first half of 2011, we recognized incremental cost of goods sold of $4.2 million for the inventory fair value adjustment related to our acquisition of ASG.

Selling and Administrative Expenses
Selling and administrative expenses increased $14.4 million, or 32.1%, to $59.3 million for the second quarter of 2011, compared to $44.9 million for the second quarter of last year, due to the acquisition of ASG during the first quarter of 2011. However, this was partially offset by lower incentive costs during the quarter of $1.7 million, reflecting lower expected payouts under our incentive plans.  As a percent of net sales, selling and administrative expenses increased to 26.7% for the second quarter of 2011, compared to 25.1% for the second quarter of last year.

Selling and administrative expenses increased $27.8 million, or 30.1%, to $120.5 million for the first half of 2011, compared to $92.7 million in the first half of last year, due primarily to the inclusion of ASG since the date of acquisition, February 17, 2011, partially offset by lower incentive costs of $4.3 million for the first half of 2011 as compared to last year, reflecting lower expected payouts under our incentive plans. As a percent of net sales, selling and administrative expenses increased to 27.1% in the first half of 2011 from 26.2% in the first half of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net, of $0.2 million and $0.3 million during the second quarter and first half of 2010, respectively, with no corresponding charges during the second quarter and first half of 2011. All charges incurred during the second quarter and first half of last year were related to our integrated ERP information technology system that replaced select internally developed and certain other third-party applications.

Operating Earnings
Operating earnings decreased $4.9 million, or 54.8%, to $4.1 million for the second quarter of 2011, compared to $9.0 million for the second quarter of last year. The decrease was primarily driven by the impact of the decline in the toning business, and higher markdowns and customer allowances. As a percent of net sales, operating earnings declined to 1.8% for the second quarter of 2011, compared to 5.1% for the second quarter of last year.

Operating earnings decreased $7.1 million, or 40.1%, to $10.6 million for the first half of 2011, compared to $17.7 million in the first half of last year due to the same factors as described above for the second quarter of 2011. As a percent of net sales, operating earnings decreased to 2.4% in the first half of 2011, compared to 5.0% in the first half of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$60.5	100.0%	$59.8	100.0%	$120.3	100.0%	$120.6	100.0%
Cost of goods sold	36.3	60.0%	35.0	58.6%	70.7	58.8%	69.1	57.3%
Gross profit	24.2	40.0%	24.8	41.4%	49.6	41.2%	51.5	42.7%
Selling and administrative expenses	27.2	45.0%	27.5	46.0%	56.4	46.8%	57.2	47.4%
Operating loss	$(3.0)	(5.0)%	$(2.7)	(4.6)%	$(6.8)	(5.6)%	$(5.7)	(4.7)%

Key Metrics
Same-store sales % change	5.2%		6.8%		2.1%		11.3%
Same-store sales $ change	$2.1		$2.7		$1.7		$8.5
Sales change from new and closed stores, net	$(2.4)		$(1.7)		$(4.4)		$(3.9))
Impact of changes in Canadian exchange rate on sales	$1.5		$1.4		$2.4		$4.3
Sales change of e-commerce subsidiary	$(0.5)		$1.9		$–		$3.9

Sales per square foot, excluding e-commerce (thirteen and twenty- six weeks ended)	$103		$94		$194		$180
Sales per square foot, excluding e-commerce (trailing twelve- months)	$393		$371		$393		$371
Square footage (thousand sq. ft.)	397		435		397		435

Stores opened	4		–		7		2
Stores closed	11		5		21		20
Ending stores	245		264		245		264

Net Sales
Net sales increased $0.7 million, or 1.2%, to $60.5 million for the second quarter of 2011, compared to $59.8 million for the second quarter of last year. The sales increase reflects a same-store sales increase of 5.2% and the impact of a higher Canadian dollar exchange rate, partially offset by a lower store count.  In addition, the net sales of Shoes.com decreased $0.5 million, or 3.0%, to $14.3 million for the second quarter of 2011, compared to $14.8 million for the second quarter of last year. We opened four new stores and closed 11 stores during the second quarter of 2011, resulting in a total of 245 stores (including 16 Naturalizer stores in China) and total square footage of 0.4 million at the end of the second quarter of 2011, compared to 264 stores (including eight Naturalizer stores in China) and total square footage of 0.4 million at the end of the second quarter of last year. As a result of the above named factors, sales per square foot, excluding e-commerce, increased 10.1% to $103 for the second quarter of 2011, compared to $94 for the second quarter of last year.

Net sales decreased $0.3 million, or 0.3%, to $120.3 million in the first half of 2011, compared to $120.6 million in the first half of last year due to a lower store count, partially offset by an increase in the Canadian dollar exchange rate and a same-store sales increase of 2.1%. Sales per square foot, excluding e-commerce, increased 7.4% to $194, compared to $180 in the first half of last year as a result of the increases in the Canadian dollar exchange rate, our same-store sales increase and the closure of underperforming stores.

Gross Profit
Gross profit decreased $0.6 million, or 2.3%, to $24.2 million for the second quarter of 2011, compared to $24.8 million for the second quarter of last year, primarily reflecting a decline in gross profit rate, partially offset by an increase in net sales. As a percent of net sales, our gross profit decreased to 40.0% for the second quarter of 2011 from 41.4% for the second quarter of last year. The decrease in our overall rate was primarily driven by a lower gross profit rate for our toning products, higher product costs and an increase in freight expense.

Gross profit decreased $1.9 million, or 3.8%, to $49.6 million in the first half of 2011, compared to $51.5 million in the first half of last year, reflecting a lower gross profit rate and, to a lesser extent, lower net sales. As a percent of net sales, our gross profit decreased to 41.2% in the first half of 2011 from 42.7% in the first half of last year due to a lower gross profit rate for our toning products, higher product costs and an increase in freight expense.

Selling and Administrative Expenses
Selling and administrative expenses decreased $0.3 million, or 1.1%, to $27.2 million for the second quarter of 2011, compared to $27.5 million for the second quarter of last year, due primarily to declines in store payroll and facilities expenses, which are variable with lower store count, partially offset by an increase in the Canadian dollar exchange rate. As a percent of net sales, selling and administrative expenses declined to 45.0% for the second quarter of 2011 from 46.0% for the second quarter of last year.

Selling and administrative expenses decreased $0.8 million, or 1.5%, to $56.4 million in the first half of 2011, compared to $57.2 million in the first half of last year, due to the factors discussed above, as well as lower incentive costs of $0.2 million in the first half of 2011. As a percent of net sales, selling and administrative expenses decreased to 46.8% in the first half of 2011 from 47.4% in the first half of last year.

Operating Loss
Specialty Retail reported an operating loss of $3.0 million for the second quarter of 2011, compared to an operating loss of $2.7 million for the second quarter of last year, primarily due to the lower gross profit rate, as described above.

Specialty Retail reported an operating loss of $6.8 million in the first half of 2011, compared to an operating loss of $5.7 million in the first half of last year, primarily due to the lower gross profit rate, as described above, partially offset by lower selling and administrative expenses.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $8.4 million for the second quarter of 2011, compared to costs of $9.9 million for the second quarter of last year.

There were several factors impacting the $1.5 million variance, as follows:

•
Incentive plans – Our selling and administrative expenses were lower by $1.7 million during the second quarter of 2011, compared to the second quarter of last year, due to lower anticipated payments under our incentive plans.

•	ERP Stabilization – We incurred costs of $1.2 million during the second quarter of 2011, due to continued progress on the stabilization of our ERP platform.
•
Integration costs – We incurred costs of $0.7 million during the second quarter of 2011, related to the integration of ASG, which closed on February 17, 2011, with no corresponding costs during the second quarter of last year.

•	Lower expenses related to director compensation, as certain director compensation arrangements are variable based on the Company’s stock price, which decreased during the second quarter of 2011.
•
Information technology initiatives – We incurred expenses of $1.7 million during the second quarter of last year, related to our integrated ERP information technology system. See Note 6 to the condensed consolidated financial statements for additional information related to these expenses. The decline in expenses was offset by higher amortization expense related to the integrated ERP information technology system during the second quarter of 2011 as compared to the second quarter of last year.

Unallocated corporate administrative expenses and other costs, net of recoveries, were $17.4 million in the first half of 2011, compared to $22.5 million in the first half of last year.

There were several factors impacting the $5.1 million variance, as follows:

•
Incentive plans – Our selling and administrative expenses were lower by $3.2 million during the first half of 2011, as compared to the first half of last year, reflecting lower expected payments under our incentive plans.

•	ERP Stabilization – We incurred costs of $2.5 million during the first half of 2011, due to continued progress on the stabilization of our ERP platform.
•
Acquisition and Integration costs – We incurred costs of $2.4 million during the first half of 2011, related to the acquisition and integration of ASG, which closed on February 17, 2011, with no corresponding costs during last year.

•	Information technology initiatives – We incurred expenses of $3.3 million during the first half of 2010, related to our integrated ERP information technology system.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	July 30, 2011	July 31, 2010	January 29, 2011
Borrowings under revolving credit agreement	$250.0	$35.5	$198.0
2019 Senior notes	198.5	–	–
2012 Senior notes	–	150.0	150.0
Total debt	$448.5	$185.5	$348.0

Total debt obligations increased $263.0 million to $448.5 million at July 30, 2011, compared to $185.5 million at July 31, 2010, and increased $100.5 million from $348.0 million at January 29, 2011 due to higher borrowings under our revolving credit agreement primarily due to our recent acquisition, as described in Note 3 to the condensed consolidated financial statements and an increase in our long-term debt of $48.5 million in connection with the refinancing of our senior notes. As a result of the higher average borrowings under our revolving credit agreement and an increase in our long-term debt, interest expense for the second quarter of 2011 increased $1.9 million to $6.6 million, compared to $4.7 million for the second quarter of last year.  Interest expense in the first half of 2011 increased $3.8 million to $13.2 million, compared to $9.4 million in the first half of last year primarily due to increased average borrowings partially offset by lower interest rates on average borrowings under our revolving credit agreement.

Credit Agreement
On January 7, 2011, Brown Shoe Company, Inc. and certain of our subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement, which was further amended on February 17, 2011 (as so amended, the “Credit Agreement”). The Credit Agreement matures on January 7, 2016. The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $380.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at our option (a) by up to $150.0 million from time to time during the term of the Credit Agreement (the “general purpose accordion feature”) and (b) by an additional $150.0 million on or before February 28, 2011 (the “designated event accordion feature”), in both instances subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase. Effective February 17, 2011, the Loan Parties exercised the $150.0 million designated event accordion feature to fund the acquisition of ASG, increasing the aggregate amount available under the Credit Agreement from $380.0 million to $530.0 million. On February 17, 2011, ASG and TBMC, the sole domestic subsidiary of ASG, became borrowers under the Credit Agreement. See Note 3 to the condensed consolidated financial statements for further information on the acquisition of ASG. Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base, which is based on stated percentages of the sum of eligible accounts receivable and inventory, as defined, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first-priority security interest in all accounts receivable, inventory and certain other collateral.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of July 30, 2011.

At July 30, 2011, the Company had $250.0 million in borrowings outstanding and $9.3 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $270.7 million at July 30, 2011.

We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs and capital expenditure plans and provide liquidity for potential acquisitions.

Debt Refinancing
On April 27, 2011, we commenced a cash Tender Offer for any and all of our 2012 Senior Notes. The Tender Offer expired on May 25, 2011 and $99.2 million aggregate principal amount of 2012 Senior Notes were tendered in the Tender Offer. The remaining $50.8 million aggregate principal amount of 2012 Senior Notes were called for redemption and repaid in June 2011. In connection with the repayment of our 2012 Senior Notes, we recorded a loss on early extinguishment of debt of $1.0 million in the second quarter of 2011.

On May 11, 2011, we closed on the Offering of $200.0 million aggregate principal amount of the 2019 Senior Notes in a private placement. The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Brown Shoe Company, Inc. that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year beginning on November 15, 2011. The 2019 Senior Notes mature on May 15, 2019. Prior to May 15, 2014, we may redeem some or all of the 2019 Senior Notes at various redemption prices.

The net proceeds from the Offering were approximately $193.7 million after deducting the initial purchasers' discounts and other Offering expenses. We used a portion of the net proceeds to redeem the outstanding 2012 Senior Notes and pay other fees and expenses in connection with the Tender Offer. We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of July 30, 2011, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

On August 3, 2011, we launched an exchange offer, allowing the holders of the 2019 Senior Notes to exchange their notes for a like amount of registered 2019 Senior Notes.

Subsequent Event – Sale of TBMC
During August 2011, we entered into an agreement to sell TBMC to Galaxy International for $55 million in cash. The sale is subject to customary closing conditions and subject to Galaxy International securing financing. TBMC was acquired in our February 17, 2011 acquisition of ASG. TBMC markets and sells footwear bearing the AND 1 brand name. The sale is expected to close during our fiscal third quarter, and we plan to use the proceeds to pay down debt.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	July 30, 2011	July 31, 2010	Increase/ (Decrease)

Net cash provided by operating activities	$43.5	$27.0	$16.5
Net cash used for investing activities	(175.3)	(24.7)	(150.6)
Net cash provided by (used for) financing activities	66.3	(97.4)	163.7
Effect of exchange rate changes on cash and cash equivalents	1.5	–	1.5
Decrease in cash and cash equivalents	$(64.0)	$(95.1)	$31.1

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $16.5 million higher in the first half of 2011 as compared to the first half of last year, reflecting the following factors:
•	A smaller increase in inventories in the first half of 2011 as compared to the first half of last year,
•
A larger decrease in other accrued expenses and other liabilities in the first half of 2011 as compared to the first half of last year, due in part to higher payouts in 2011 related to our 2010 incentive plans, and

•	Lower net earnings.

Cash used for investing activities was higher by $150.6 million primarily due to our acquisition of ASG on February 17, 2011. The aggregate purchase price for the ASG Stock was $156.6 million in cash, including debt assumed by the Company of $11.6 million. In connection with the acquisition, we also recognized $3.1 million of cash upon the initial consolidation of ASG. See Note 3 of the condensed consolidated financial statements for more information about the ASG acquisition. In 2011, we expect purchases of property and equipment and capitalized software of approximately $52 million to $54 million, primarily related to remodeled and new stores, information technology initiatives, logistics network and general infrastructure.

Cash provided by financing activities was higher by $163.7 million primarily due to higher borrowings, net of repayments, under our revolving credit agreement. In connection with financing the acquisition of ASG, we exercised the designated event accordion feature of our revolving credit agreement, increasing the aggregate amount available and our borrowings under the revolving credit agreement by $150.0 million. We also refinanced our senior notes, which resulted in additional borrowings, and repurchased shares of our common stock for $22.4 million during the second quarter of 2011. During the first half of 2010, we acquired the remaining 50% of our noncontrolling interest in Edelman Shoe for $32.7 million.

A summary of key financial data and ratios at the dates indicated is as follows:

	July 30, 2011	July 31, 2010	January 29, 2011

Working capital ($ millions) (1)	$ 212.9	$ 278.1	$ 296.4

Current ratio (2)	1.31:1	1.59:1	1.58:1

Debt-to-capital ratio (3)	53.4%	32.1%	45.6%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total equity.

Working capital at July 30, 2011, was $212.9 million, which was $83.5 million lower than at January 29, 2011 and $65.2 million lower than at July 31, 2010. Our current ratio decreased to 1.31 to 1 compared to 1.58 to 1 at January 29, 2011 and 1.59 to 1 at July 31, 2010. The decrease compared to January 29, 2011 was primarily attributable to lower cash and cash equivalents, an increase in trade accounts payable and higher borrowings under our revolving credit agreement, partially offset by higher inventories and receivables due to the inclusion of ASG. The decrease compared to July 31, 2010 was primarily attributable to higher borrowings under our revolving credit agreement, partially offset by higher receivables and inventories from the inclusion of ASG. Our debt-to-capital ratio was 53.4% as of July 30, 2011, compared to 45.6% as of January 29, 2011 and 32.1% as of July 31, 2010. The increase in our debt-to-capital ratio from both January 29, 2011 and July 31, 2010 was primarily due to the increase in borrowings under our revolving credit agreement due to the acquisition of ASG during the first quarter of 2011 and the repurchase of 2.2 million of our common shares for $22.4 million during the second quarter of 2011. In addition, our long-term debt was increased with the senior notes debt refinancing.

At July 30, 2011, we had $62.6 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

We paid dividends of $0.07 per share in both the second quarter of 2011 and the second quarter of last year. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At July 30, 2011, we were contingently liable for remaining lease commitments of approximately $0.7 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

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

As more fully described in Note 3 to the condensed consolidated financial statements, we acquired ASG on February 17, 2011. In connection with the acquisition, we assumed all liabilities and contractual obligations of ASG. As a result of the ASG acquisition, the changes to our contractual obligations in the current year are as follows as of July 30, 2011 (excluding the impact of changes to our short-term and long-term financing arrangements disclosed below):

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease commitments	$15.4	$1.8	$5.3	$5.2	$3.1
Minimum license commitments	0.4	–	0.4	–	–
Purchase obligations(1)	24.4	24.4	–	–	–
Other	2.1	1.3	0.8	–	–
Total	$42.3	$27.5	$6.5	$5.2	$3.1
(1)	Purchase obligations include agreements to purchase goods or services that specify all significant terms, including quantity and price provisions.

In addition, as described in Note 11 to the condensed consolidated financial statements, on May 11, 2011, we closed on the Offering of $200.0 million aggregate principal amount of the 2019 Senior Notes in a private placement. The net proceeds from the Offering were approximately $193.7 million after deducting the initial purchasers' discounts and other Offering expenses. We used a portion of the net proceeds to purchase $99.2 million of our 2012 Senior Notes that were tendered pursuant to the Tender Offer and pay other fees and expenses in connection with the Tender Offer. We called and redeemed the remaining $50.8 million aggregate principal amount of the outstanding 2012 Senior Notes. We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) potential disruption to Brown Shoe’s business and operations as it integrates ASG into its business; (iii) potential disruption to Brown Shoe’s business and operations as it implements its information technology initiatives; (iv) Brown Shoe’s ability to utilize its new information technology system to successfully execute its strategies, including integrating ASG’s business; (v) intense competition within the footwear industry; (vi) rapidly changing fashion trends and purchasing patterns; (vii) customer concentration and increased consolidation in the retail industry; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China, where ASG has manufacturing facilities and both ASG and Brown Shoe rely heavily on third-party manufacturing facilities for a significant amount of their inventory; (ix) the ability to recruit and retain senior management and other key associates; (x) the ability to attract and retain licensors and protect intellectual property rights; (xi) the ability to secure/exit leases on favorable terms; (xii) the ability to maintain relationships with current suppliers; (xiii) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; (xiv) the ability to source product at a pace consistent with increased demand for footwear; (xv) the impact of rising prices in a potentially inflationary global environment; and (xvi) the ability of Galaxy International to obtain financing and to close on the purchase of AND 1. The Company’s reports to the Securities and Exchange Commission (the “Commission”) contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 29, 2011, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of July 30, 2011, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
On February 17, 2011, the Company acquired ASG, whose financial statements reflect total assets and net sales constituting 16.0% and 7.0%, respectively, of the condensed consolidated financial statement amounts as of and for the twenty-six weeks ended July 30, 2011. As permitted by the rules of the Securities and Exchange Commission, we will exclude ASG from our annual assessment of the effectiveness on internal control over financial reporting for the year ending January 28, 2012, the year of acquisition. Management continues to evaluate ASG’s internal controls over financial reporting.

We converted certain of our existing internally developed and certain other third-party applications to an integrated ERP information technology system provided by third-party vendors. We have updated our internal control over financial reporting as necessary to accommodate the modifications to our business processes and related internal control over financial reporting. This ERP system, along with the internal control over financial reporting impacted by the implementation, were appropriately tested for design and operating effectiveness. While there may be additional changes in related internal control over financial reporting as we continue our system transition efforts and alignment of existing business processes in 2011, existing controls and controls affected by the system transition efforts and alignment of existing business processes were evaluated as being appropriate and effective. Our assessment of the operating effectiveness of internal control over financial reporting will be performed as part of our annual evaluation of internal control over financial reporting as of January 28, 2012.

There were no other significant changes to internal control over financial reporting during the quarter ended July 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 16 to the condensed consolidated financial statements and incorporated by reference herein.

ITEM 1A	RISK FACTORS

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 29, 2011.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2011:
Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1) (2)

May 1, 2011 – May 28, 2011	–		$–		–	2,500,000

May 29, 2011 – July 2, 2011	1,353,323	(1)(3)	9.98	(1)(3)	1,350,823	1,149,177

July 3, 2011 – July 30, 2011	845,300	(1)	10.55	(1)	845,300	303,877

Total	2,198,623	(1)	$10.20	(1)	2,196,123	303,877

(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 2,196,123 shares were repurchased through the end of the second quarter of 2011; therefore, there were 303,877 shares authorized to be purchased under the program as of July 30, 2011. Our repurchases of common stock are limited under our debt agreements.

(2)
Subsequent to the end of the second quarter, we repurchased the remaining shares authorized to be purchased under the program approved in January 2008. On August 25, 2011, we announced that the Board of Directors approved another stock repurchase program authorizing the repurchase of up to 2.5 million additional shares of our outstanding common stock.

(3)	Includes 2,500 shares purchased by affiliated purchasers in open market transactions.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

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

10.2	*
Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit A to the Company’s definitive proxy materials filed with the Securities and Exchange Commission on Schedule 14A on April 15, 2011.

10.3	*
Form of Performance Award Agreement (for 2011-2013 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 and filed June 9, 2011.

31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†^	XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE	†^ †^ †^ †^	XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Presentation Linkbase Document
* Denotes management contract or compensatory plan arrangements.
† Denotes exhibit is filed with this Form 10-Q.
^ Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROWN SHOE COMPANY, INC.

Date: September 7, 2011	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer