Form 10-Q
period 2011-10-29
BROWN SHOE CO INC
filed 2011-12-07
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 29, 2011

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐     No ☑

As of November 26, 2011, 41,984,911 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	October 29, 2011	October 30, 2010	January 29, 2011
Assets
Current assets
Cash and cash equivalents	$41,951	$29,707	$126,548
Receivables	155,754	131,352	113,937
Inventories	580,154	539,881	524,250
Prepaid expenses and other current assets	32,948	31,910	43,546
Total current assets	810,807	732,850	808,281

Other assets	137,590	122,996	133,538
Goodwill and intangible assets, net	142,544	72,218	70,592
Property and equipment	437,328	420,487	423,103
Allowance for depreciation	(300,511)	(283,954)	(287,471)
Net property and equipment	136,817	136,533	135,632
Total assets	$1,227,758	$1,064,597	$1,148,043

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$222,000	$113,000	$198,000
Trade accounts payable	177,521	172,789	167,190
Other accrued expenses	138,074	154,895	146,715
Total current liabilities	537,595	440,684	511,905

Other liabilities
Long-term debt	198,586	150,000	150,000
Deferred rent	32,829	35,631	34,678
Other liabilities	39,155	28,554	35,551
Total other liabilities	270,570	214,185	220,229

Equity
Common stock	420	439	439
Additional paid-in capital	113,860	132,167	134,270
Accumulated other comprehensive income	6,414	2,250	6,141
Retained earnings	297,906	273,948	274,230
Total Brown Shoe Company, Inc. shareholders’ equity	418,600	408,804	415,080
Noncontrolling interests	993	924	829
Total equity	419,593	409,728	415,909
Total liabilities and equity	$1,227,758	$1,064,597	$1,148,043
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$713,788	$716,093	$1,953,933	$1,899,567
Cost of goods sold	437,290	433,874	1,195,866	1,131,318
Gross profit	276,498	282,219	758,067	768,249
Selling and administrative expenses	239,422	247,089	707,476	696,052
Restructuring and other special charges, net	4,715	1,852	7,148	5,460
Operating earnings	32,361	33,278	43,443	66,737
Interest expense	(6,685)	(4,916)	(19,903)	(14,238)
Loss on early extinguishment of debt	–	–	(1,003)	–
Interest income	98	46	248	113
Earnings before income taxes from continuing operations	25,774	28,408	22,785	52,612
Income tax provision	(8,180)	(9,918)	(7,294)	(18,799)
Net earnings from continuing operations	17,594	18,490	15,491	33,813
Discontinued operations:
Earnings from operations of subsidiary, net of tax of $595 and $1,285, respectively	725	–	1,701	–
Gain on sale of subsidiary, net of tax of $6,196	15,374	–	15,374	–
Net earnings from discontinued operations	16,099	–	17,075	–
Net earnings	33,693	18,490	32,566	33,813
Net loss attributable to noncontrolling interests	(39)	(83)	(245)	(67)
Net earnings attributable to Brown Shoe Company, Inc.	$33,732	$18,573	$32,811	$33,880

Basic earnings per common share:
From continuing operations	$0.42	$0.42	$0.36	$0.78
From discontinued operations	0.38	–	0.40	–
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.80	$0.42	$0.76	$0.78

Diluted earnings per common share:
From continuing operations	$0.41	$0.42	$0.36	$0.77
From discontinued operations	0.38	–	0.39	–
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.79	$0.42	$0.75	$0.77
Dividends per common share	$0.07	$0.07	$0.21	$0.21
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	October 29, 2011	October 30, 2010

Operating Activities
Net earnings	$32,566	$33,813
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	27,842	24,487
Amortization of capitalized software	10,335	7,510
Amortization of intangibles	6,346	5,008
Amortization of debt issuance costs	1,757	1,646
Loss on early extinguishment of debt	1,003	–
Share-based compensation expense	5,116	4,494
Tax deficiency related to share-based plans	371	212
Loss on disposal of facilities and equipment	850	783
Impairment charges for facilities and equipment	1,067	2,273
Deferred rent	(1,849)	(3,238)
Provision for doubtful accounts	562	286
Gain on sale of subsidiary, net	(15,374)	–
Changes in operating assets and liabilities, net of acquired and discontinued operations:
Receivables	(27,298)	(47,317)
Inventories	(14,746)	(82,520)
Prepaid expenses and other current and noncurrent assets	28,879	15,698
Trade accounts payable	415	(5,064)
Accrued expenses and other liabilities	(44,410)	9,981
Other, net	(814)	(890)
Net cash provided by (used for) operating activities	12,618	(32,838)

Investing Activities
Purchases of property and equipment	(22,275)	(22,282)
Capitalized software	(8,707)	(18,632)
Acquisition cost	(156,636)	–
Cash recognized on initial consolidation	3,121	–
Net proceeds from sale of subsidiary	55,350	–
Net cash used for investing activities	(129,147)	(40,914)

Financing Activities
Borrowings under revolving credit agreement	1,410,500	753,000
Repayments under revolving credit agreement	(1,386,500)	(734,500)
Proceeds from issuance of 2019 Senior Notes	198,586	–
Redemption of 2012 Senior Notes	(150,000)	–
Dividends paid	(9,135)	(9,183)
Debt issuance costs	(6,428)	–
Acquisition of treasury stock	(25,484)	–
Proceeds from stock options exercised	734	561
Tax deficiency related to share-based plans	(371)	(212)
Contributions by noncontrolling interests	–	527
Acquisition of noncontrolling interests	–	(32,692)
Net cash provided by (used for) financing activities	31,902	(22,499)
Effect of exchange rate changes on cash and cash equivalents	30	125
Decrease in cash and cash equivalents	(84,597)	(96,126)
Cash and cash equivalents at beginning of period	126,548	125,833
Cash and cash equivalents at end of period	$41,951	$29,707
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (ASC Topic 220) Presentation of Comprehensive Income, (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company plans on adopting the guidance for the first quarter of 2012. The adoption of ASU 2011-05 will not have an impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, (“ASU 2011-08”) which amends current goodwill impairment testing guidance. This accounting update will allow companies the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, performing the two-step impairment test is unnecessary. ASU 2011-08 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company plans on adopting the guidance for the first quarter of 2012. The adoption of ASU 2011-08 is not expected to have an impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

Note 3	Acquisitions and Divestitures

American Sporting Goods Corporation
On February 17, 2011, the Company entered into a Stock Purchase Agreement with American Sporting Goods Corporation (“ASG”) and ASG’s stockholders, pursuant to which a subsidiary of the Company acquired all of the outstanding capital stock of ASG (the “ASG Stock”) from the ASG stockholders on that date. The aggregate purchase price for the ASG Stock was $156.6 million in cash, including debt assumed by the Company of $11.6 million. The Stock Purchase Agreement also contained a provision to pay a $2.0 million cash earn-out contingent upon ASG’s achievement of certain financial targets. Based on current projections, the Company does not believe that any contingent payments are likely to be payable. The operating results of ASG have been included in the Company’s financial statements since February 17, 2011 and are consolidated within the Wholesale Operations segment.

ASG is a designer, manufacturer and marketer of a broad range of athletic footwear with a strong presence in walking, fitness and basketball. It was founded in 1983 and is headquartered in Aliso Viejo, California. The acquisition added performance and lifestyle athletic and outdoor footwear brands to the Company’s portfolio, including Avia, rykä, Nevados and Yukon, and complements the Company’s existing fitness and comfort offerings.

Effective February 17, 2011, the Company and certain of its subsidiaries exercised the $150.0 million designated event accordion feature under the Company’s Credit Agreement to fund the majority of the purchase price for ASG, increasing the aggregate amount available under the Credit Agreement from $380.0 million to $530.0 million. The Credit Agreement continues to provide for access to an additional $150.0 million of optional availability pursuant to a separate accordion feature, subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase. See Note 11 to the condensed consolidated financial statements for additional information about the Company’s Credit Agreement.

The Company incurred acquisition and integration costs of $1.1 million ($0.8 million on an after-tax basis, or $0.02 per diluted share) during the third quarter of 2011, $3.5 million ($2.9 million on an after-tax basis, or $0.08 per diluted share) during the thirty-nine weeks ended October 29, 2011 and $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) during 2010. All costs are recorded as a component of restructuring and other special charges, net. In addition, during the thirty-nine weeks ended October 29, 2011, the Wholesale Operations segment included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $3.9 million ($2.3 million on an after-tax basis, or $0.05 per diluted share). See additional information related to acquisition and integration costs in Note 6 to the condensed consolidated financial statements.

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

The Company’s purchase price allocation contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of its operations. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies.

The Company has estimated the fair value of acquired receivables to be $21.1 million with a gross contractual amount of $22.1 million. The Company does not expect to collect $1.0 million of the acquired receivables. The Company has also estimated the fair value of inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal and a reasonable profit allowance for our post acquisition selling efforts and current replacement cost for raw materials acquired at the closing date. In estimating the fair values for intangible assets other than goodwill, the Company relied in part upon a report of a third-party valuation specialist. With respect to other acquired assets and liabilities, the Company used all available information to make its best estimate of fair values at the business combination date. The Company’s allocation of purchase price was considered complete as of July 30, 2011.

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

The following table illustrates the unaudited pro forma effect on operating results as if the acquisition had been completed as of the beginning of 2010:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
			0
Net sales	$713,788	$774,190	$1,961,880	$2,070,878
Net earnings attributable to Brown Shoe Company, Inc.	33,644	23,580	36,430	43,884
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	0.80	0.54	0.84	1.01
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	0.79	0.53	0.83	1.00

For purposes of the pro forma disclosures above, the primary adjustments for 2010 include: i) a non-cash cost of goods sold impact reflecting the sell-through of higher cost product due to a fair value adjustment to acquired inventory of $4.2 million ($3.2 million in the first quarter of 2010 and $1.0 million in the second quarter); ii)  amortization of acquired intangibles of $1.5 million ($0.5 million in each of the first, second and third quarters); and iii) additional interest expense of $4.5 million ($1.5 million in each of the first, second and third quarters) assuming borrowings at the beginning of 2010 of $156.6 million at 3.5% interest under our Credit Agreement to fund the acquisition. The primary adjustments for 2011 include: i) the elimination of non-cash cost of goods sold impact related to the inventory fair value adjustment of $4.2 million ($2.7 million in the first quarter of 2011 and $1.5 million in the second quarter); and ii) the elimination of $1.6 million of expenses related to the acquisition incurred during the first quarter of 2011.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company’s results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.

During the period from the acquisition date of February 17, 2011 through October 29, 2011, the Company’s condensed consolidated statement of earnings included net sales from ASG of $107.9 million (net of intercompany eliminations) and immaterial net earnings, which included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $3.9 million ($2.3` million on an after-tax basis, or $0.05 per diluted share).

The Basketball Marketing Company, Inc. (“TBMC”)
On October 25, 2011, the Company sold TBMC to Galaxy International for $55.4 million in cash. TBMC markets and sells footwear bearing the AND 1 brand name and was acquired in the Company’s February 17, 2011 acquisition of ASG. TBMC was included in the Wholesale Operations segment of the Company. In conjunction with the sale, the Company recorded a gain of $21.6 million ($15.4 million on an after-tax basis, or $0.37 per share), wrote-off $21.6 million of goodwill and $8.0 million of intangible assets and other net assets of $4.2 million, which are reflected on the condensed consolidated statement of earnings as a component of discontinued operations. The Company utilized the proceeds from the sale to reduce borrowings under the revolving credit agreement.

TBMC was sold on October 25, 2011. Accordingly, the results of TBMC are reflected in the condensed consolidated statement of earnings as discontinued operations. Earnings from the discontinued operations of TBMC for the third quarter of 2011 included $6.5 million of net sales and $1.3 million of earnings before income taxes. Earnings from the discontinued operations of TBMC for the thirty-nine weeks ended October 29, 2011 included $19.1 million of net sales and $3.0 million of earnings before income taxes.

Edelman Shoe, Inc. (“Edelman Shoe”)
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

Beginning November 3, 2008, the Company’s consolidated financial statements included the accounts of Edelman Shoe as a result of the Company’s determination that Edelman Shoe was a variable interest entity (“VIE”) for which the Company was the primary beneficiary. At the beginning of 2010, the Company adopted amended consolidation guidance applicable to VIEs, evaluated the impact on the existing variable interests in Edelman Shoe and determined that Edelman Shoe continued to be a VIE that was appropriately consolidated by the Company.

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

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders. The following table sets forth the computation of basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

NUMERATOR
Net earnings from continuing operations	$17,594	$18,490	$15,491	$33,813
Net loss attributable to noncontrolling interests	39	83	245	67
Net earnings allocated to participating securities	(801)	(638)	(677)	(1,169)
Net earnings from continuing operations	16,832	17,935	15,059	32,711

Net earnings from discontinued operations	16,099	–	17,075	–
Net earnings allocated to participating securities	(732)	–	(718)	–
Net earnings from discontinued operations	15,367	–	16,357	–
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$32,199	$17,935	$31,416	$32,711

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	40,079	42,348	41,469	42,083
Dilutive effect of share-based awards	531	260	536	287
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	40,610	42,608	42,005	42,370

Basic earnings per common share:
From continuing operations	$0.42	$0.42	$0.36	$0.78
From discontinued operations	0.38	–	0.40	–
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.80	$0.42	$0.76	$0.78

Diluted earnings per common share:
From continuing operations	$0.41	$0.42	$0.36	$0.77
From discontinued operations	0.38	–	0.39	–
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.79	$0.42	$0.75	$0.77

Options to purchase 1,609,005 and 1,302,320 shares of common stock for the thirteen weeks and 1,482,291 and 1,172,070 shares of common stock for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 5	Comprehensive Income and Changes in Equity

Comprehensive income includes changes in equity related to foreign currency translation adjustments and unrealized gains or losses from derivatives used for hedging activities.

The following table sets forth the reconciliation from net earnings to comprehensive income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net earnings	$33,693	$18,490	$32,566	$33,813

Other comprehensive (loss) income (“OCI”), net of tax:
Foreign currency translation adjustment	(1,777)	510	121	1,550
Unrealized gain on derivative instruments, net of tax of $175 and $99 in the thirteen weeks and $74 and $143 in the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively	374	152	138	339
Net (gain) loss from derivatives reclassified into earnings, net of tax of $7 and $16 in the thirteen weeks and $2 and $105 in the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively	(13)	27	14	196
	(1,416)	689	273	2,085
Comprehensive income	$32,277	$19,179	$32,839	$35,898
Comprehensive loss attributable to noncontrolling interests	(30)	(77)	(214)	(55)
Comprehensive income attributable to Brown Shoe Company, Inc.	$32,307	$19,256	$33,053	$35,953

The following table sets forth the balance in accumulated other comprehensive income for the Company:

($ thousands)	October 29, 2011	October 30, 2010	January 29, 2011
Foreign currency translation gains	$6,402	$5,692	$6,281
Unrealized losses on derivative instruments, net of tax	(161)	(182)	(313)
Pension and other postretirement benefits, net of tax	173	(3,260)	173
Accumulated other comprehensive income	$6,414	$2,250	$6,141

See additional information related to derivative instruments in Note 12 and Note 13 to the condensed consolidated financial statements and additional information related to pension and other postretirement benefits in Note 10 to the condensed consolidated financial statements.

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 29, 2011	$415,080	$829	$415,909
Comprehensive income	33,053	(214)	32,839
Dividends paid	(9,135)	–	(9,135)
Contributions from noncontrolling interests	–	378	378
Acquisition of treasury stock	(25,484)	–	(25,484)
Stock issued under share-based plans	341	–	341
Tax deficiency related to share-based plans	(371)	–	(371)
Share-based compensation expense	5,116	–	5,116
Equity at October 29, 2011	$418,600	$993	$419,593

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2010	$402,171	$9,056	$411,227
Comprehensive income	35,953	(55)	35,898
Dividends paid	(9,183)	–	(9,183)
Contributions from noncontrolling interests	–	527	527
Acquisition of noncontrolling interest (Edelman Shoe, Inc.)
Stock issued in connection with the acquisition of the noncontrolling interest	7,309	–	7,309
Distribution to noncontrolling interest	(31,397)	(8,604)	(40,001)
Stock issued under share-based plans	(331)	–	(331)
Tax deficiency related to share-based plans	(212)	–	(212)
Share-based compensation expense	4,494	–	4,494
Equity at October 30, 2010	$408,804	$924	$409,728

Note 6	Restructuring and Other Special Charges, Net

Acquisition and Integration Costs
On February 17, 2011, the Company entered into a Stock Purchase Agreement with ASG and ASG’s stockholders, pursuant to which a subsidiary of the Company acquired all of the outstanding capital stock of ASG from the ASG stockholders on that date. During the thirteen and thirty-nine weeks ended October 29, 2011, the Company incurred acquisition and integration costs totaling $1.1 million ($0.8 million on an after-tax basis, or $0.02 per diluted share) and $3.5 million ($2.9 million on an after-tax basis, or $0.08 per diluted share), respectively. For the full year of 2010, the Company incurred acquisition costs totaling $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share). All of the costs recorded during 2011 and 2010 were reflected within the Other segment and recorded as a component of restructuring and other special charges, net. See Note 3 to the condensed consolidated financial statements for further information.

Business Exits
During 2011, the Company continued its portfolio assessment to evaluate underperforming or poorly aligned assets. As a result of this assessment, the Company announced in the third quarter of 2011 that it would be exiting the children’s wholesale business and certain women’s and specialty private label brands. In addition to the wholesale brand exits, the Company also announced plans to close between 70 and 75 Famous Footwear stores in each of fiscal 2011 and 2012, for a total of approximately 145 stores, and all of the Brown Shoe Closet and F.X. LaSalle retail stores. The Company also announced the closing of a retail distribution center in Sun Prairie, Wisconsin. The Company currently believes these business exits will cost approximately $20 million in expense to implement, of which approximately $4.5 million has been recognized through the third quarter of 2011. The Company expects approximately half of the $20 million expense will relate to severance and other employee-related costs.

During the third quarter of 2011, the Company incurred costs related to the children’s and certain women’s specialty and private label brand exit activities of $3.6 million ($2.3 million on an after-tax basis, or $0.06 per diluted share) related to severance and other employee-related costs and certain contractual license obligations. This charge is presented as restructuring and other special charges. The Company also incurred costs related to wholesale inventory markdowns of $0.9 million ($0.5 million on an after-tax basis, or $0.01 per diluted share), which are included in cost of goods sold, during the third quarter of 2011.

Information Technology Initiatives
During 2008, the Company began implementation of an integrated enterprise resource planning (“ERP”) information technology system provided by third-party vendors. The ERP information technology system replaced certain of the Company’s internally developed and certain other third-party applications and is expected to better support the Company’s business model. Although the Company went live on the wholesale portion of its new ERP system in the fourth quarter of 2010, system transition efforts and alignment of existing business processes continued in 2011. The Company incurred expenses of $1.9 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) and $5.5 million ($3.6 million on an after-tax basis, or $0.09 per diluted share) during the thirteen weeks and thirty-nine weeks ended October 30, 2010, respectively, as a component of restructuring and other special charges, net, related to these initiatives. Of the $1.9 million in expenses recorded during the thirteen weeks ended October 30, 2010, $1.7 million was recorded in the Other segment and $0.2 million was recorded in the Wholesale Operations segment. Of the $5.5 million in expenses recorded during the thirty-nine weeks ended October 30, 2010, $4.9 million was recorded in the Other segment and $0.6 million was recorded in the Wholesale Operations segment. During 2010, the Company incurred expenses of $6.8 million ($4.6 million on an after-tax basis, or $0.10 per diluted share) related to these initiatives. Of the $6.8 million in expenses recorded during 2010, $6.1 million was recorded in the Other segment, and the remaining expense was recorded in the Wholesale Operations segment. The expenses incurred through 2010 were recorded as a component of restructuring and other special charges, net.  Beginning in 2011, expenses incurred related to the ongoing enhancement of the ERP system have been presented as a component of selling and administrative expenses.

Note 7	Business Segment Information

Applicable business segment information is as follows:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended October 29, 2011
External sales	$416,243	$233,590	$63,955	$–	$713,788
Intersegment sales	485	54,177	–	–	54,662
Operating earnings (loss)	28,374	9,558	53	(5,624)	32,361
Operating segment assets	474,617	573,235	62,502	117,404	1,227,758

Thirteen Weeks Ended October 30, 2010
External sales	$421,531	$227,117	$67,445	$–	$716,093
Intersegment sales	333	58,286	–	–	58,619
Operating earnings (loss)	32,212	13,695	675	(13,304)	33,278
Operating segment assets	507,654	342,305	69,530	145,108	1,064,597

Thirty-nine Weeks Ended October 29, 2011
External sales	$1,103,900	$665,771	$184,262	$–	$1,953,933
Intersegment sales	1,285	138,911	–	–	140,196
Operating earnings (loss)	54,651	18,502	(6,703)	(23,007)	43,443

Thirty-nine Weeks Ended October 30, 2010
External sales	$1,131,017	$580,489	$188,061	$–	$1,899,567
Intersegment sales	1,304	146,614	–	–	147,918
Operating earnings (loss)	76,146	31,401	(4,980)	(35,830)	66,737

The Other segment includes corporate assets and administrative expenses and other costs and recoveries that are not allocated to the operating segments.

During the thirteen weeks and thirty-nine weeks ended October 29, 2011, operating earnings of the Wholesale Operations segment included restructuring costs due to the exit of the children’s wholesale business and certain women’s specialty and private label brands of $4.5 million. For the thirty-nine weeks ended October 29, 2011, operating earnings of the Wholesale Operations segment included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $3.9 million. During the thirteen weeks and thirty-nine weeks ended October 29, 2011, the operating loss of the Other segment included costs related to the Company’s acquisition and integration of ASG of $1.1 million and $3.5 million, respectively.

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

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Operating earnings	$32,361	$33,278	$43,443	$66,737
Interest expense	(6,685)	(4,916)	(19,903)	(14,238)
Loss on early extinguishment of debt	–	–	(1,003)	–
Interest income	98	46	248	113
Earnings before income taxes from continuing operations	$25,774	$28,408	$22,785	$52,612

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	October 29, 2011	October 30, 2010	January 29, 2011

Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	155,003	116,275	116,308
Specialty Retail	200	200	200
Total intangibles	158,003	119,275	119,308
Famous Footwear	–	–	–
Wholesale Operations	39,603	–	–
Specialty Retail	–	–	–
Total goodwill and intangibles	197,606	119,275	119,308
Less: Accumulated amortization	(55,062)	(47,057)	(48,716)
Total goodwill and intangible assets, net	$142,544	$72,218	$70,592

Intangible assets of $42.5 million as of October 29, 2011 and $13.7 million as of January 29, 2011 and October 30, 2010 are not subject to amortization. All remaining intangible assets are subject to amortization and have useful lives ranging from four to 20 years as of October 29, 2011. Amortization expense related to intangible assets was $2.1 million and $1.7 million for the thirteen weeks ended and $6.3 million and $5.0 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively.

The increase in the goodwill and intangible assets of the Wholesale Operations segment from January 29, 2011 to October 29, 2011 reflects the Company’s purchase of ASG on February 17, 2011 and the sale of TBMC on October 25, 2011. The Company’s purchase of ASG resulted in goodwill of $61.2 million and intangible assets of $46.7 million. The Company’s sale of TBMC resulted in the elimination of $21.6 million of goodwill and $8.0 of intangible assets. The decline in the intangible assets of the Company’s Wholesale Operations segment from October 30, 2010 to January 29, 2011 reflects amortization of licensed and owned trademarks.

The remaining intangible assets associated with the Company’s acquisition of ASG, after the sale of TBMC, will be amortized on a straight-line basis over their estimated useful lives, ranging from four to 20 years, except for the Avia and rykä trademarks, for which an indefinite life has been assigned. A summary of the estimated useful life by intangible asset class, excluding intangibles related to TBMC which were sold during the third quarter of 2011, as well as the total weighted-average estimated useful life is as follows:

Intangible Assets	Estimated Useful Life (in years)	Initial Fair Value ($ in millions)

Subject to amortization:
Trademarks	20	$ 1.2
Customer relationships	20	4.6
Licensing agreements	4	3.6
Total(1)	15	$ 9.4
(1) Estimated useful life is calculated as the weighted-average total

Not subject to amortization:
Trademarks	Indefinite	$ 28.8

Note 9	Share-Based Compensation

During the third quarter of 2011, the Company granted 21,500 stock options to certain employees with a weighted-average per share exercise price and grant date fair value of $7.30 and $3.63, respectively. These options vest in four equal increments, with 25% vesting over each of the next four years. These options have a term of ten years. Share-based compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company also granted 25,000 shares of restricted stock to certain employees with a per share weighted-average grant date fair value of $7.30 during the third quarter of 2011. The restricted stock granted to employees vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation expense of $2.1 million and $1.7 million during the thirteen weeks and $5.1 million and $4.5 million during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The Company issued 27,027 shares and 647,707 shares of common stock during the thirteen and thirty-nine weeks ended October 29, 2011, respectively, for restricted stock grants and directors’ fees. During the thirteen and thirty-nine weeks ended October 30, 2011, the Company cancelled 25,300 and 138,100 shares, respectively, of common stock as a result of forfeitures of restricted stock awards.

The Company also granted 2,141 restricted stock units to non-employee directors with a per share weighted-average grant date fair value of $7.12 during the third quarter of 2011. All restricted stock units granted during the third quarter of 2011 immediately vested and compensation expense was fully recognized.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit cost for the Company, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Service cost	$2,398	$2,000	$–	$–
Interest cost	3,146	3,046	44	44
Expected return on assets	(5,188)	(5,040)	–	–
Settlement cost	–	450	–	–
Amortization of:
Actuarial loss (gain)	97	59	(25)	(32)
Prior service income	(3)	(3)	–	–
Net transition asset	(12)	(12)	–	–
Total net periodic benefit cost	$438	$500	$19	$12

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Service cost	$6,856	$5,826	$–	$–
Interest cost	9,388	9,075	132	141
Expected return on assets	(15,552)	(15,143)	–	–
Settlement cost	–	450	–	–
Amortization of:
Actuarial loss (gain)	304	144	(75)	(80)
Prior service income	(6)	(6)	–	–
Net transition asset	(35)	(34)	–	–
Total net periodic benefit cost	$955	$312	$57	$61

 Effective February 17, 2011, the Company’s pension plan included ASG’s domestic associates.

Note 11	Long-Term and Short-Term Financing Arrangements

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

On February 17, 2011, ASG and TBMC, the sole domestic subsidiary of ASG, became borrowers under the Credit Agreement. In conjunction with the sale of TBMC on October 25, 2011, TBMC ceased to be a borrower under the Credit Agreement. See Note 3 to the condensed consolidated financial statements for further information on the acquisition of ASG and the sale of TBMC.

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

Interest on borrowings is at variable rates based on the London Inter-Bank Offered Rate (“LIBOR”) or the prime rate, as defined in the Credit Agreement, plus a spread. The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of October 29, 2011.

At October 29, 2011, the Company had $222.0 million in borrowings outstanding and $8.9 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $299.1 million at October 29, 2011.

$200 Million Senior Notes Due 2019
On May 11, 2011, the Company closed on an offering of $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”) in a private placement (the “Offering”). During the third quarter of 2011, the 2019 Senior Notes were exchanged for a like amount of registered 2019 Senior Notes. The net proceeds from the Offering were approximately $193.7 million after deducting the initial purchasers' discounts and other Offering expenses. The Company used a portion of the net proceeds to purchase $99.2 million of the Company’s outstanding $150.0 million 8.75% senior notes due in 2012 (the “2012 Senior Notes”) that were tendered pursuant to a cash tender offer (the “Tender Offer”) and pay other fees and expenses in connection with the Tender Offer. The Company called and redeemed the remaining $50.8 million aggregate principal amount of the outstanding 2012 Senior Notes. The Company used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 29, 2011, the Company was in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Loss on Early Extinguishment of Debt
During the second quarter of 2011, the Company completed a cash tender offer for the 2012 Senior Notes and called for redemption and repaid the remaining notes that were not tendered. The Company incurred a loss on the early extinguishment of the 2012 Senior Notes prior to maturity totaling $1.0 million, of which approximately $0.6 million was non-cash.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through October 2012. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses and intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the thirteen weeks and thirty-nine weeks ended October 29, 2011 and October 30, 2010 were not material.

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

As of October 29, 2011, January 29, 2011 and October 30, 2010, the Company had forward contracts maturing at various dates through October 2012, January 2012 and October 2011, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	October 29, 2011	October 30, 2010	January 29, 2011
Deliverable Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$18,218	$15,313	$19,200
Euro	6,048	6,872	5,977
Other currencies	222	178	229

Non-deliverable Financial Instruments
Chinese yuan	16,934	12,937	13,199
Japanese yen	1,207	1,566	1,344
New Taiwanese dollars	1,196	1,229	1,263
Other currencies	961	786	795
	$44,786	$38,881	$42,007

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheet are as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

October 29, 2011	Prepaid expenses and other current assets	$477	Other accrued expenses	$495

October 30, 2010	Prepaid expenses and other current assets	386	Other accrued expenses	439

January 29, 2011	Prepaid expenses and other current assets	223	Other accrued expenses	567

The effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

($ in thousands)	Thirteen Weeks Ended October 29, 2011		Thirteen Weeks Ended October 30, 2010
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	Loss (Gain) Reclassified from Accumulated OCI into Earnings	(Loss) Gain Recognized in OCI on Derivatives	Loss (Gain) Reclassified from Accumulated OCI into Earnings

Net sales	$(10)	$26	$(142)	$(57)

Cost of goods sold	357	(10)	17	(21)

Selling and administrative expenses	187	(36)	378	35

Interest expense	15	–	(2)	–

($ in thousands)	Thirty-nine Weeks Ended October 29, 2011		Thirty-nine Weeks Ended October 30, 2010
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	Loss (Gain) Reclassified from Accumulated OCI into Earnings	(Loss) Gain Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings

Net sales	$(117)	$115	$(260)	$(165)

Cost of goods sold	114	51	597	(69)

Selling and administrative expenses	199	(150)	148	(67)

Interest expense	16	–	(3)	–

($ in thousands)	Year Ended January 29, 2011
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings

Net sales	$(242)	$232

Cost of goods sold	442	34

Selling and administrative expenses	41	91

Interest expense	(7)	–

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis. The Company did not have any transfers between Level 1 and Level 2 during 2010 or the thirty-nine weeks ended October 29, 2011.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of October 29, 2011:
Cash equivalents – money market funds	$5,909	$5,909	$–	$–
Non-qualified deferred compensation plan assets	1,842	1,842	–	–
Non-qualified deferred compensation plan liabilities	(1,842)	(1,842)	–	–
Deferred compensation plan liabilities for non-employee directors	(586)	(586)	–	–
Derivative financial instruments, net	(18)	–	(18)	–

As of October 30, 2010:
Cash equivalents– money market funds	$14,612	$14,612	$–	$–
Non-qualified deferred compensation plan assets	1,341	1,341	–	–
Non-qualified deferred compensation plan liabilities	(1,341)	(1,341)	–	–
Deferred compensation plan liabilities for non-employee directors	(727)	(727)	–	–
Derivative financial instruments, net	(53)	–	(53)	–

As of January 29, 2011:
Cash equivalents – money market funds	$50,000	$50,000	$–	$–
Non-qualified deferred compensation plan assets	1,447	1,447	–	–
Non-qualified deferred compensation plan liabilities	(1,447)	(1,447)	–	–
Deferred compensation plan liabilities for non-employee directors	(792)	(792)	–	–
Derivative financial instruments, net	(344)	–	(344)	–

Store Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived store assets held and used with a carrying amount of $48.3 million were assessed for impairment and written down to their fair value, resulting in an impairment charge of $0.3 million, which was recorded within selling and administrative expenses for the thirteen weeks ended October 29, 2011. Of the $0.3 million impairment charge, $0.2 million related to the Famous Footwear segment and $0.1 million related to the Specialty Retail segment. Impairment charges of $1.1 million were recorded within selling and administrative expenses for the thirty-nine weeks ended October 29, 2011, of which $0.7 million related to the Famous Footwear segment and $0.4 million related to the Specialty Retail segment.

Acquisition Purchase Accounting Estimates
See Note 3 for information related to the fair value estimates associated with the ASG acquisition and the subsequent disposition of TBMC.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	October 29, 2011		October 30, 2010		January 29, 2011
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit agreement	$222,000	$222,000	$113,000	$113,000	$198,000	$198,000
2019 Senior Notes	198,586	182,000	–	–	–	–
2012 Senior Notes	–	–	150,000	153,000	150,000	152,157

The fair value of borrowings under the revolving credit agreement approximated their carrying value due to the short-term nature. The fair value of the Company’s 2012 Senior Notes and 2019 Senior Notes were based upon quoted prices as of the end of the respective periods.

Note 14	Income Taxes

The Company’s consolidated effective tax rate was 31.7% for the third quarter of 2011, compared to 34.9% for the third quarter of last year, reflecting a higher mix of earnings in lower international tax rate jurisdictions and a discrete tax benefit of $0.3 million was recognized in the third quarter of 2011.

The Company’s consolidated effective tax rate was 32.0% in the first nine months of 2011, compared to 35.7% in the first nine months of last year. During the first nine months of 2011, the Company had a higher mix of wholesale earnings, which carry a lower income tax rate than its retail divisions.

Note 15	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks and thirty-nine weeks ended October 29, 2011, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.9 million and $3.8 million of Naturalizer footwear on a wholesale basis to Hongguo, with $1.5 million and $2.5 million in corresponding sales during the thirteen weeks and thirty-nine weeks ended October 30, 2010, respectively.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company’s most recent proposed expanded remedy workplan was approved by the Colorado authorities, and the Company is implementing that workplan. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.1 million as of October 29, 2011. The Company expects to spend approximately $0.2 million in each of the next five years and $15.1 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through October 29, 2011 were $24.1 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at October 29, 2011, was $7.4 million, of which $1.1 million was recorded within other accrued expenses and $6.3 million was recorded within other liabilities. Of the total $7.4 million reserve, $4.9 million was for on-site remediation and $2.5 million was for off-site remediation. During the thirteen weeks and thirty-nine weeks ended October 29, 2011 and October 30, 2010, the Company recorded no expense related to either the on-site or off-site remediation, other than the accretion of interest expense.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company had an accrued liability of $1.7 million at October 29, 2011, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.4 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.4 million in the aggregate thereafter related to these sites.

In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material. Based on information currently available, the Company had an accrued liability of $9.1 million as of October 29, 2011 to complete the cleanup, maintenance and monitoring at all sites. Of the $9.1 million liability, $1.3 million was recorded in other accrued expenses and $7.8 million was recorded in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation
On April 25, 2008, the Board of Commissioners of the County of La Plata, Colorado, filed suit against a subsidiary of the Company in the United States District Court for the District of Colorado, alleging soil and groundwater contamination associated with a former facility located in Durango, Colorado. The Redfield rifle scope business operated a lens crafting facility on this property, which was subsequently sold to the County. The County sought reimbursement for its past expenditures and judgment obligating the Company to pay for cleanup of the site. The trial concluded during the third quarter of 2010, and judgment was entered in the fourth quarter of 2011. The judgment requires the Company to pay 75% of the past cleanup costs and certain future costs. The judgment did not have a material adverse effect on the Company’s results of operations or financial position.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company had an accrued liability of $1.7 million as of October 29, 2011. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At October 29, 2011, the Company was contingently liable for remaining lease commitments of approximately $0.6 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire and the Company will not incur any liability related to these lease commitments unless the current lessees default.

Note 17	Financial Information for the Company and its Subsidiaries

Brown Shoe Company, Inc. issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing agreement. See Note 11 for additional information related to the Company’s long-term and short-term financing arrangements. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the Guarantors and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 29, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$(1,209)	$26,552	$16,608	$–	$41,951
Receivables	107,959	21,391	26,404	–	155,754
Inventories	107,532	462,178	10,444	–	580,154
Prepaid expenses and other current assets	18,228	11,270	3,450	–	32,948
Total current assets	232,510	521,391	56,906	–	810,807
Other assets	112,099	24,592	899	–	137,590
Goodwill and intangible assets, net	49,143	16,440	76,961	–	142,544
Property and equipment, net	24,267	102,725	9,825	–	136,817
Investment in subsidiaries	646,443	66,317	–	(712,760)	–
Total assets	$1,064,462	$731,465	$144,591	$(712,760)	$1,227,758

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$222,000	$–	$–	$–	$222,000
Trade accounts payable	36,591	116,548	24,382	–	177,521
Other accrued expenses	50,396	75,414	12,264	–	138,074
Total current liabilities	308,987	191,962	36,646	–	537,595
Other liabilities
Long-term debt	198,586	–	–	–	198,586
Other liabilities	16,668	41,168	14,148	–	71,984
Intercompany payable (receivable)	121,621	(148,108)	26,487	–	–
Total other liabilities	336,875	(106,940)	40,635	–	270,570
Equity
Brown Shoe Company, Inc. shareholders’ equity	418,600	646,443	66,317	(712,760)	418,600
Noncontrolling interests	–	–	993	–	993
Total equity	418,600	646,443	67,310	(712,760)	419,593
Total liabilities and equity	$1,064,462	$731,465	$144,591	$(712,760)	$1,227,758

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED OCTOBER 29, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$206,628	$517,443	$42,107	$(52,390)	$713,788
Cost of goods sold	157,993	298,120	33,567	(52,390)	437,290
Gross profit	48,635	219,323	8,540	–	276,498
Selling and administrative expenses	40,435	167,977	31,010	–	239,422
Restructuring and other special charges, net	4,715	–	–	–	4,715
Equity in (earnings) loss of subsidiaries	(32,516)	22,895	–	9,621	–
Operating earnings (loss)	36,001	28,451	(22,470)	(9,621)	32,361
Interest expense	(6,681)	(8)	4	–	(6,685)
Loss on early extinguishment of debt	–	–	–	–	–
Interest income	–	89	9	–	98
Intercompany interest income (expense)	3,753	(3,859)	106	–	–
Earnings (loss) before income taxes from continuing operations	33,073	24,673	(22,351)	(9,621)	25,774
Income tax benefit (provision)	659	(8,256)	(583)	–	(8,180)
Net earnings (loss) from continuing operations	33,732	16,417	(22,934)	$(9,621)	17,594
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	725	–	–	725
Gain on sale of subsidiary, net of tax	–	15,374	–	–	15,374
Net earnings from discontinued operations	–	16,099	–	–	16,099
Net earnings	33,732	32,516	(22,934)	(9,621)	33,693
Net loss attributable to noncontrolling interests	–	–	(39)	–	(39)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$33,732	$32,516	$(22,895)	$(9,621)	$33,732

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$538,093	$1,400,822	$153,353	$(138,335)	$1,953,933
Cost of goods sold	411,314	795,161	127,726	(138,335)	1,195,866
Gross profit	126,779	605,661	25,627	–	758,067
Selling and administrative expenses	128,312	532,958	46,206	–	707,476
Restructuring and other special charges, net	7,148	–	–	–	7,148
Equity in (earnings) loss of subsidiaries	(44,245)	19,907	–	24,338	–
Operating earnings (loss)	35,564	52,796	(20,579)	(24,338)	43,443
Interest expense	(19,886)	(20)	3	–	(19,903)
Loss on early extinguishment of debt	(1,003)	–	–	–	(1,003)
Interest income	–	187	61	–	248
Intercompany interest income (expense)	12,007	(12,380)	373	–	–
Earnings (loss) before income taxes from continuing operations	26,682	40,583	(20,142)	(24,338)	22,785
Income tax benefit (provision)	6,129	(13,413)	(10)	–	(7,294)
Net earnings (loss) from continuing operations	32,811	27,170	(20,152)	(24,338)	15,491
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	1,701	–	–	1,701
Gain on sale of subsidiary, net of tax	–	15,374	–	–	15,374
Net earnings from discontinued operations	–	17,075	–	–	17,075
Net earnings	32,811	44,245	(20,152)	(24,338)	32,566
Net loss attributable to noncontrolling interests	–	–	(245)	–	(245)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$32,811	$44,245	$(19,907)	$(24,338)	$32,811

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-NINE WEEKS ENDED OCTOBER 29, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(59,675)	$56,020	$16,218	$55		$12,618

Investing activities
Purchases of property and equipment	(2,211)	(18,064)	(2,000)	–		(22,275)
Capitalized software	(8,419)	(288)	–	–		(8,707)
Acquisition cost	–	–	(156,636)	–		(156,636)
Cash recognized on initial consolidation	–	3,121	–	–		3,121
Net proceeds from sale of subsidiary	–	55,350	–	–		55,350
Net cash (used for) provided by investing activities	(10,630)	40,119	(158,636)	–		(129,147)

Financing activities
Borrowings under revolving credit agreement	1,410,500	–	–	–		1,410,500
Repayments under revolving credit agreement	(1,386,500)	–	–	–		(1,386,500)
Proceeds from issuance of 2019 Senior Notes	198,586	–	–	–		198,586
Redemption of 2012 Senior Notes	(150,000)	–	–	–		(150,000)
Dividends paid	(9,135)	–	–	–		(9,135)
Debt issuance costs	(6,428)	–	–	–		(6,428)
Acquisition of treasury stock	(25,484)	–	–	–		(25,484)
Proceeds from stock options exercised	734	–	–	–		734
Tax deficiency related to share-based plans	(371)	–	–	–		(371)
Intercompany financing	37,194	(96,712)	59,573	(55)		–
Net cash provided by (used for) financing activities	69,096	(96,712)	59,573	(55)		31,902
Effect of exchange rate changes on cash and cash equivalents	–	30	–	–		30
Decrease in cash and cash equivalents	(1,209)	(543)	(82,845)	–		(84,597)
Cash and cash equivalents at beginning of period	–	27,095	99,453	–		126,548
Cash and cash equivalents at end of period	$(1,209)	$26,552	$16,608	$–	$

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 29, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$–	$27,095	$99,453	$–	$126,548
Receivables	64,742	5,201	43,994	–	113,937
Inventories	119,855	400,578	3,817	–	524,250
Prepaid expenses and other current assets	26,979	15,868	699	–	43,546
Total current assets	211,576	448,742	147,963	–	808,281
Other assets	113,193	19,667	678	–	133,538
Intangible assets, net	53,279	17,280	33	–	70,592
Property and equipment, net	25,850	106,475	3,307	–	135,632
Investment in subsidiaries	598,106	139,601	–	(737,707)	–
Total assets	$1,002,004	$731,765	$151,981	$(737,707)	$1,148,043

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$198,000	$–	$–	$–	$198,000
Trade accounts payable	52,616	75,764	38,810	–	167,190
Other accrued expenses	82,201	58,702	5,812	–	146,715
Total current liabilities	332,817	134,466	44,622	–	511,905
Other liabilities:
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,228	46,661	340	–	70,229
Intercompany payable (receivable)	80,879	(47,468)	(33,411)	–	–
Total other liabilities	254,107	(807)	(33,071)	–	220,229
Equity:
Brown Shoe Company, Inc. shareholders’ equity	415,080	598,106	139,601	(737,707)	415,080
Noncontrolling interests	–	–	829	–	829
Total equity	415,080	598,106	140,430	(737,707)	415,909
Total liabilities and equity	$1,002,004	$731,765	$151,981	$(737,707)	$1,148,043

CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$7,839	$21,868	$–	$29,707
Receivables	103,086	4,252	24,014	–	131,352
Inventories	93,007	443,794	3,080	–	539,881
Prepaid expenses and other current assets	27,889	4,571	(550)	–	31,910
Total current assets	223,982	460,456	48,412	–	732,850
Other assets	100,367	21,942	687	–	122,996
Intangible assets, net	54,658	17,560	–	–	72,218
Property and equipment, net	25,885	107,491	3,157	–	136,533
Investment in subsidiaries	694,374	85,156	–	(779,530)	–
Total assets	$1,099,266	$692,605	$52,256	$(779,530)	$1,064,597

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$113,000	$–	$–	$–	$113,000
Trade accounts payable	44,774	103,701	24,314	–	172,789
Other accrued expenses	75,108	73,516	6,271	–	154,895
Total current liabilities	232,882	177,217	30,585	–	440,684
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	27,540	36,339	306	–	64,185
Intercompany payable (receivable)	280,040	(215,325)	(64,715)	–	–
Total other liabilities	457,580	(178,986)	(64,409)	–	214,185
Equity
Brown Shoe Company, Inc. shareholders’ equity	408,804	694,374	85,156	(779,530)	408,804
Noncontrolling interests	–	–	924	–	924
Total equity	408,804	694,374	86,080	(779,530)	409,728
Total liabilities and equity	$1,099,266	$692,605	$52,256	$(779,530)	$1,064,597

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED OCTOBER 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$228,927	$494,351	$50,193	$(57,378)	$716,093
Cost of goods sold	175,908	272,498	42,846	(57,378)	433,874
Gross profit	53,019	221,853	7,347	–	282,219
Selling and administrative expenses	50,835	192,788	3,466	–	247,089
Restructuring and other special charges, net	1,628	–	224	–	1,852
Equity in (earnings) loss of subsidiaries	(18,659)	(3,066)	–	21,725	–
Operating earnings (loss)	19,215	32,131	3,657	(21,725)	33,278
Interest expense	(4,916)	–	–	–	(4,916)
Interest income	1	18	27	–	46
Intercompany interest income (expense)	3,545	(3,323)	(222)	–	–
Earnings (loss) from continuing operations before income taxes	17,845	28,826	3,462	(21,725)	28,408
Income tax benefit (provision)	728	(10,167)	(479)	–	(9,918)
Net earnings (loss) from continuing operations	18,573	18,659	2,983	(21,725)	18,490
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	–	–	–	–
Gain on sale of subsidiary, net of tax	–	–	–	–	–
Net earnings from discontinued operations	–	–	–	–	–
Net earnings (loss)	18,573	18,659	2,983	(21,725)	18,490
Net loss attributable to noncontrolling interests	–	–	(83)	–	(83)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$18,573	$18,659	$3,066	$(21,725)	$18,573

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$561,990	$1,332,309	$150,966	$(145,698)	$1,899,567
Cost of goods sold	423,599	725,972	127,445	(145,698)	1,131,318
Gross profit	138,391	606,337	23,521	–	768,249
Selling and administrative expenses	146,868	539,198	9,986	–	696,052
Restructuring and other special charges, net	4,901	–	559	–	5,460
Equity in (earnings) loss of subsidiaries	(45,026)	(7,376)	–	52,402	–
Operating earnings (loss)	31,648	74,515	12,976	(52,402)	66,737
Interest expense	(14,234)	(4)	–	–	(14,238)
Interest income	–	48	65	–	113
Intercompany interest income (expense)	10,623	(6,740)	(3,883)	–	–
Earnings (loss) before income taxes	28,037	67,819	9,158	(52,402)	52,612
Income tax benefit (provision)	5,843	(22,483)	(2,159)	–	(18,799)
Net earnings (loss) from continuing operations	33,880	45,336	6,999	(52,402)	33,813
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	–	–	–	–
Gain on sale of subsidiary, net of tax	–	–	–	–	–
Net earnings from discontinued operations	–	–	–	–	–
Net earnings (loss)	33,880	45,336	6,999	(52,402)	33,813
Net earnings (loss) attributable to noncontrolling interests	–	310	(377)	–	(67)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$33,880	$45,026	$7,376	$(52,402)	$33,880

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(60,463)	$12,633	$14,992	$–	$(32,838)

Investing activities
Purchases of property and equipment	(3,747)	(18,174)	(361)	–	(22,282)
Capitalized software	(18,385)	(247)	–	–	(18,632)
Net cash used for investing activities	(22,132)	(18,421)	(361)	–	(40,914)

Financing activities
Borrowings under revolving credit agreement	753,000	–	–	–	753,000
Repayments under revolving credit agreement	(734,500)	–	–	–	(734,500)
Acquisition of noncontrolling interests	65,620	39,222	(104,842)	–	–
Dividends paid	7,309	(40,001)	–	–	(32,692)
Proceeds from stock options exercised	(9,183)	5,010	(5,010)	–	(9,183)
Contributions by noncontrolling interests	561	–	–	–	561
Tax deficiency related to share-based plans	–	–	527	–	527
Intercompany financing	(212)	–	–	–	(212)
Net cash provided by (used for) financing activities	82,595	4,231	(109,325)	–	(22,499)
Effect of exchange rate changes on cash	–	125	–	–	125
Decrease in cash and cash equivalents	–	(1,432)	(94,694)	–	(96,126)
Cash and cash equivalents at beginning of period	–	9,271	116,562	–	125,833
Cash and cash equivalents at end of period	$–	$7,839	$21,868	$–	$29,707

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a summary of the financial highlights for the third quarter of 2011:

•
Consolidated net sales decreased $2.3 million, or 0.3%, to $713.8 million for the third quarter of 2011, compared to $716.1 million for the third quarter of last year. Net sales of our Famous Footwear and Specialty Retail segments decreased by $5.3 million and $3.4 million, respectively, compared to the third quarter of last year while our Wholesale Operations segment increased by $6.5 million. The net sales improvement at our Wholesale Operations was driven by the inclusion of American Sporting Goods Corporation (ASG), which we acquired in February 2011. ASG contributed net sales of $33.3 million in the quarter. See Note 3 to the condensed consolidated financial statements for additional information.

•
Consolidated operating earnings were $32.4 million in the third quarter of 2011, compared to $33.3 million for the third quarter of last year. The operating earnings decline was driven by a lower gross margin primarily at our retail divisions, partially offset by lower selling and administrative expenses. Our gross margin comparison reflects continued weakness in 2011 sales of toning footwear as compared to 2010. Toning footwear was a significant contributor to retail and consolidated margins in 2010 due to both high demand and high margins relative to other footwear categories, but demand for this category has been significantly lower in 2011.

•
Consolidated net earnings attributable to Brown Shoe Company, Inc. were $33.7 million, or $0.79 per diluted share, in the third quarter of 2011, compared to $18.6 million, or $0.42 per diluted share, in the third quarter of last year.

The following items impacted our third quarter results in 2011 and 2010 and should be considered in evaluating the comparability of our results:

•
Gain on sale of The Basketball Marketing Company, Inc. (“TBMC”) – We recorded a gain on the sale of TBMC, a company that markets and sells footwear bearing the AND 1 brand name, totaling $21.6 million ($15.4 million on an after-tax basis, or $0.37 per diluted share) during the third quarter of 2011. We acquired TBMC in conjunction with the acquisition of ASG in February 2011.

•
Incentive plans – Our selling and administrative expenses were lower by $11.0 million during the third quarter of 2011, compared to the third quarter of last year, due to lower anticipated payments under our cash and stock-based incentive plans.

•
ERP stabilization – During the third quarter of 2011, we continued to make progress in the stabilization of our new ERP system (which we implemented in late 2010, as discussed more fully below). However, our third quarter results were negatively impacted by increases in allowances and customer charge backs, margin related to lost sales and incremental stabilization costs related to our ERP platform. We estimate that the impact of these items reduced earnings before income taxes by $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) in the third quarter. On a year-to-date basis, we have estimated that these items negatively impacted our earnings before income taxes by $15.1 million ($9.0 million on an after-tax basis, or $0.22 per diluted share). We anticipate that our stabilization efforts will be complete by the end of 2011.

•
Wholesale brand exit costs – During the third quarter of 2011, we began exiting our children’s wholesale business and certain of our women’s specialty and private label brands. We incurred costs related to these brand exit activities of $3.6 million ($2.3 million on an after-tax basis, or $0.06 per diluted share) that were included in restructuring and other special charges and inventory markdowns of $0.9 million ($0.5 million on an after-tax basis, or $0.01 per diluted share) that were reflected in cost of goods sold, during the third quarter of 2011.

•
ASG integration costs – We incurred costs of $1.1 million ($0.8 million on an after-tax basis, or $0.02 per diluted share) during the third quarter of 2011 related to the integration of ASG, which we acquired on February 17, 2011, with no corresponding costs during the third quarter of last year. These costs were included in restructuring and other special charges. See Note 3 and Note 6 to the condensed consolidated financial statements for additional information.

•
Information technology initiatives – We incurred expenses of $1.9 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) during the third quarter of last year, related to our integrated ERP information technology system that replaced select internally developed and certain other third-party applications. These expenses were included in restructuring and other special charges. See Note 6 to the condensed consolidated financial statements for additional information. The decline in expenses was offset by higher amortization expense related to the integrated ERP information technology system during the third quarter of 2011 as compared to the third quarter of last year.

Our debt-to-capital ratio, as defined herein, increased to 50.1% at October 29, 2011, compared to 39.1% at October 30, 2010 and 45.6% at January 29, 2011, primarily due to the increase in borrowings under our revolving credit agreement used to fund the acquisition of ASG during the first quarter of 2011 and the repurchase of 2.5 million of our common shares for $25.5 million during 2011, partially offset by the proceeds from the sale of TBMC. In addition, our long-term debt increased as a result of the refinancing of our senior notes in May 2011. Our current ratio, as defined herein, was 1.50 to 1 at October 29, 2011, compared to 1.66 to 1 at October 30, 2010 and 1.58 to 1 at January 29, 2011. Inventories at October 29, 2011 were $580.2 million, up from $539.9 million at the end of the third quarter of last year, primarily due to the increase in Wholesale Operations inventory resulting from the acquisition of ASG.

Recent Developments
Sale of TBMC
On October 25, 2011, we sold TBMC to Galaxy International for $55.4 million in cash and recognized a gain of $21.6 million ($15.4 million on an after-tax basis, or $0.37 per share). TBMC markets and sells footwear bearing the AND 1 brand name and was acquired in our February 17, 2011 acquisition of ASG. We utilized the proceeds from the sale to reduce the outstanding borrowings under our revolving credit agreement. See Note 3 to the condensed consolidated financial statements for additional information.

Business exits
During 2011, we continued our portfolio assessment to evaluate underperforming or poorly aligned assets. As a result of this assessment, we will be exiting certain wholesale businesses, including children’s and certain of our women’s specialty and private label brands. We incurred costs related to these brand exit activities of $3.6 million ($2.3 million on an after-tax basis, or $0.06 per diluted share). These costs are reflected as restructuring and other special charges. We also incurred costs related to inventory markdowns of $0.9 million ($0.5 million on an after-tax basis, or $0.01 per diluted share) that were included in cost of goods sold during the third quarter of 2011.

In addition to the wholesale brand exits discussed above, we also announced plans to close between 70 and 75 Famous Footwear stores in each of fiscal 2011 and 2012, for a total of approximately 145 stores. We will also be closing all of our Brown Shoe Closet and F.X. LaSalle retail stores. In addition, we have announced that we will be closing our Sun Prairie, Wisconsin, retail distribution center. Including charges recorded in the third quarter of 2011 described in the previous paragraph, we currently believe the implementation of these initiatives will cost approximately $20 million of expense to implement, of which approximately $4.5 million has been recognized as of the end of the third quarter of 2011. See Note 6 to the condensed consolidated financial statements for additional information.

Outlook for the Remainder of 2011
Looking ahead, we expect the changes made to our wholesale portfolio to result in a decline in revenue and we expect the full-year of ERP stabilization costs to have a diluted earnings per share impact of $0.26 per share, of which $0.04 is expected to be incurred in the fourth quarter of 2011. We believe our continuing brands and product offerings are well positioned in the marketplace and will enable us to further capitalize on the consumers’ desire for trend-right products. However, we have a cautious outlook on the upcoming holiday season, resulting from the macro environment, and its ultimate impact on consumer spending and pricing. We will continue to focus on our strategic initiatives, the stabilization of our ERP platform, the integration of the operations of ASG and our business exit activities.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$713.8	100.0%	$716.1	100.0%	$1,953.9	100.0%	$1,899.6	100.0%
Cost of goods sold	437.3	61.3%	433.9	60.6%	1,195.8	61.2%	1,131.4	59.6%
Gross profit	276.5	38.7%	282.2	39.4%	758.1	38.8%	768.2	40.4%
Selling and administrative expenses	239.4	33.5%	247.0	34.5%	707.6	36.2%	696.0	36.6%
Restructuring and other special charges, net	4.7	0.7%	1.9	0.3%	7.1	0.4%	5.5	0.3%
Operating earnings	32.4	4.5%	33.3	4.6%	43.4	2.2%	66.7	3.5%
Interest expense	(6.7)	(0.9)%	(4.9)	(0.6)%	(19.8)	(0.9)%	(14.2)	(0.7)%
Loss on early extinguishment of debt	–	–	–	–	(1.0)	(0.1)%	–	–
Interest income	0.1	0.0%	–	–	0.2	0.0%	0.1	0.0%
Earnings before income taxes	25.8	3.6%	28.4	4.0%	22.8	1.2%	52.6	2.8%
Income tax provision	(8.2)	(1.2)%	(9.9)	(1.4)%	(7.3)	(0.4)%	(18.8)	(1.0)%
Net earnings from continuing operations	17.6	2.4%	18.5	2.6%	15.5	0.8%	33.8	1.8%
Discontinued operations:
Earnings from discontinued operations, net	0.7	0.1%	–	–	1.7	0.1%	–	–
Gain on sale of subsidiary, net	15.4	2.2%	–	–	15.4	0.8%	–	–
Net earnings from discontinued operations	16.1	2.3%	–	–	17.1	0.9%	–	–
Net earnings	33.7	4.7%	18.5	2.6%	32.6	1.7%	33.8	1.8%
Net loss attributable to noncontrolling interests	–	–	(0.1)	(0.0)%	(0.2)	(0.0)%	(0.1)	(0.0)%
Net earnings attributable to Brown Shoe Company, Inc.	$33.7	4.7%	$18.6	2.6%	$32.8	1.7%	$33.9	1.8%

Net Sales
Net sales decreased $2.3 million, or 0.3%, to $713.8 million for the third quarter of 2011, compared to $716.1 million for the third quarter of last year. Net sales of our Famous Footwear and Specialty Retail segments decreased, while net sales of our Wholesale Operations segment increased. Our Famous Footwear segment reported a $5.3 million decrease in net sales. Net sales were lower from our new and closed stores and the segment also reported a same-store sales decrease of 0.4%, primarily driven by the relative weakness in toning footwear sales in the third quarter of 2011 compared to 2010. Our Wholesale Operations segment reported a $6.5 million increase in net sales, due to the acquisition of ASG during the first quarter of 2011 (which contributed $33.3 million in net sales), which was partially offset by a decline in legacy (non-ASG) wholesale operations. The net sales of our Specialty Retail segment decreased $3.4 million, reflecting a lower store count and a same-store sales decrease of 1.9%, partially offset by an increase in the Canadian dollar exchange rate.

Net sales increased $54.3 million, or 2.9%, to $1,953.9 million for the thirty-nine weeks ended October 29, 2011, compared to $1,899.6 million for the thirty-nine weeks ended October 30, 2010. Famous Footwear reported a $27.1 million decrease in net sales, reflecting a 1.3% decrease in same-store sales, primarily driven by the relative weakness in toning footwear sales in the first nine months of 2011 compared to 2010. Our Wholesale Operations segment reported a $85.3 million increase in net sales, due to our acquisition of ASG (which contributed $107.9 million in net sales), which was partially offset by a decline in legacy (non-ASG) wholesale operations. The net sales of our Specialty Retail segment decreased $3.8 million, reflecting a lower store count, partially offset by an increase in the Canadian dollar exchange rate and a 0.7% same-store sales increase.

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

Gross Profit
Gross profit decreased $5.7 million, or 2.0%, to $276.5 million for the third quarter of 2011, compared to $282.2 million for the third quarter of last year, reflecting a lower gross profit rate and a decrease in net sales. We experienced a lower gross profit rate at Famous Footwear due to lower sales of high-margin toning product, higher coupon redemption rates and higher freight costs (as a result of increased direct-to-consumer sales) in the third quarter of 2011 as compared to 2010. Our Wholesale Operations segment experienced an increase in gross profit primarily due to the acquisition of ASG, partially offset by higher inventory markdowns related to the exit of certain women’s specialty and private brands. Our Specialty Retail segment’s gross profit decreased due to a lower gross profit rate and lower net sales. As a percent of net sales, our consolidated gross profit decreased to 38.7% for the third quarter of 2011 from 39.4% for the third quarter of last year, primarily reflecting the lower retail gross profit rate described above. In addition, a higher mix of Wholesale sales, primarily due to the ASG acquisition in early 2011, reduced our gross profit rate in the quarter. Retail and Wholesale Operations net sales were 66% and 34%, respectively, in the third quarter of 2011, compared to 69% and 31% in the third quarter of 2010. Gross profit margins in our retail businesses are higher than in wholesale operations.

Gross profit decreased $10.1 million, or 1.3%, to $758.1 million for the thirty-nine weeks ended October 29, 2011, compared to $768.2 million for the thirty-nine weeks ended October 30, 2010. Although we experienced higher net sales, due primarily to the inclusion of ASG in 2011, this increase was offset by our lower gross profit rate at each of our segments. As a percent of net sales, our gross profit was 38.8% for the first nine months of 2011, compared to 40.4% for the first nine months of last year. Our Wholesale and Retail segments experienced margin pressure as the toning footwear business declined, resulting in lower margin sales and higher inventory markdowns of toning products. Our Wholesale Operations segment was also negatively impacted by incremental cost of goods sold of $3.9 million for the inventory fair value adjustment related to our acquisition of ASG, which was recorded during the first and second quarters of 2011. In addition, we recognized higher inventory markdowns in 2011 related to the exit of certain women’s specialty and private brands. A higher mix of wholesale net sales, primarily due to the ASG acquisition, also negatively impacted our gross profit rate in the first nine months of the year. Retail and Wholesale Operations net sales were 65% and 35%, respectively, in the first nine months of 2011 compared to 69% and 31% in the first nine months of 2010. Gross profit margins in our retail businesses are higher than in wholesale operations.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses decreased $7.6 million, or 3.1%, to $239.4 million for the third quarter of 2011, compared to $247.0 million in the third quarter of last year. The decrease was related to lower incentive plan costs due to lower expected payouts under both cash and stock-based plans as well as a decrease in variable payroll and facilities expenses and lower marketing costs at our retail locations. In addition, we also recognized income of $2.6 million related to the resolution of certain contingent liabilities and a settlement agreement with one of our insurers. All of this was partially offset by the inclusion of ASG’s selling and administrative expenses and higher information systems related costs, including higher amortization of capitalized software from our recently completed ERP system. As a percent of net sales, selling and administrative expenses decreased to 33.5% for the third quarter of 2011 from 34.5% for the third quarter of last year, reflecting the factors previously discussed.

Selling and administrative expenses increased $11.6 million, or 1.6%, to $707.6 million for the first nine months of 2011, compared to $696.0 million in the first nine months of last year. The first nine months of 2011 were impacted by the inclusion of ASG’s selling and administrative expenses and higher information systems related costs, partially offset by a decrease in our cash and stock-based incentive plan costs of $20.3 million. As a percent of net sales, selling and administrative expenses decreased to 36.2% in the first nine months of 2011 from 36.6% in the first nine months of last year due primarily to better leveraging of our expense base over higher net sales volume.

Restructuring and Other Special Charges, Net
We recorded restructuring and other special charges, net, of $4.7 million for the third quarter of 2011, related to wholesale brand exit costs and the integration of ASG, which we acquired on February 17, 2011, with no corresponding costs in the third quarter of last year. We recorded restructuring and other special charges, net of $1.9 million for the third quarter of last year, related to our integrated ERP information technology system that replaced select internally developed and certain other third-party applications.

We recorded restructuring and other special charges, net of $7.1 million for the first nine months of 2011, related to wholesale brand exit costs and the integration of ASG, which we acquired on February 17, 2011, with no corresponding costs in the third quarter of last year. In the first nine months of 2010, we recorded $5.5 million of charges related to our integrated ERP information technology system.

Operating Earnings
Operating earnings decreased $0.9 million, or 2.8%, to $32.4 million for the third quarter of 2011, compared to $33.3 million for the third quarter of last year, driven primarily by our lower gross profit rate and lower net sales, an increase in restructuring and other special charges, partially offset by a decrease in selling and administrative expenses.

We reported operating earnings of $43.4 million in the first nine months of 2011, compared to $66.7 million during the first nine months of last year. This decline in operating earnings was driven by a decrease in our gross profit rate, an increase in restructuring and other special charges and selling and administrative expenses, partially offset by an increase in net sales.

Interest Expense
Interest expense increased $1.8 million, or 36.0%, to $6.7 million for the third quarter of 2011, compared to $4.9 million for the third quarter of last year, due primarily to higher average borrowings under our revolving credit agreement. Our long-term debt increased in connection with the refinancing of our senior notes in early 2011 and the additional capital needed in connection with our acquisition of ASG.

Interest expense increased $5.6 million, or 39.8%, to $19.8 million for the first nine months of 2011, compared to $14.2 million for the first nine months of last year, primarily reflecting the same factors noted above for the third quarter.

Loss on Early Extinguishment of Debt
During the second quarter of 2011, we redeemed all of our 2012 Senior Notes. We incurred certain debt extinguishment costs to retire our 2012 Senior Notes prior to maturity totaling $1.0 million, of which $0.6 million was non-cash charges related to unamortized debt issuance costs and $0.4 million represented cash paid for tender premiums. We did not incur such costs in 2010.

Income Tax Provision
Our consolidated effective tax rate was 31.7% for the third quarter of 2011, compared to 34.9% for the third quarter of last year reflecting a higher mix of earnings in lower international tax rate jurisdictions and a discrete tax benefit of $0.3 million was recognized in the third quarter of 2011.

Our consolidated effective tax rate was 32.0% in the first nine months of 2011, compared to 35.7% in the first nine months of last year. During the first nine months of 2011, we had a higher mix of wholesale earnings, which carry a lower income tax rate than our retail divisions.

Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $17.6 million and $15.5 million during the third quarter and first nine months of 2011, respectively, compared to net earnings from continuing operations of $18.5 million and $33.8 million during the third quarter and first nine months of last year, respectively, as a result of the factors described above.

Net Earnings from Discontinued Operations
During the third quarter of 2011, we sold TBMC that markets and sells footwear bearing the AND 1 brand name. As such, the operations of TBMC and the gain on sale of this subsidiary are reported as discontinued operations. We reported net earnings from discontinued operations totaling $16.1 million for the third quarter of 2011, of which $0.7 million relates to the operating results of the discontinued operation and $15.4 million relates to the gain on sale of the subsidiary.

For the first nine months of 2011, we reported earnings from discontinued operations totaling $17.1 million, of which $1.7 million relates to the operating results of the discontinued operation and $15.4 million relates to the gain on sale of the subsidiary.

Net Earnings Attributable to Brown Shoe Company, Inc.
We reported net earnings attributable to Brown Shoe Company, Inc. of $33.7 million and $32.8 million during the third quarter and first nine months of 2011, respectively, compared to net earnings attributable to Brown Shoe Company, Inc. of $18.6 million and $33.9 million during the third quarter and first nine months of last year, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$416.2	100.0%	$421.5	100.0%	$1,103.9	100.0%	$1,131.0	100.0%
Cost of goods sold	237.9	57.2%	234.8	55.7%	619.9	56.2%	620.5	54.9%
Gross profit	178.3	42.8%	186.7	44.3%	484.0	43.8%	510.5	45.1%
Selling and administrative expenses	149.9	36.0%	154.5	36.7%	429.3	38.8%	434.4	38.4%
Operating earnings	$28.4	6.8%	$32.2	7.6%	$54.7	5.0%	$76.1	6.7%

Key Metrics
Same-store sales % change	(0.4)%		10.6%		(1.3)%		12.4%
Same-store sales $ change	$(1.5)		$39.5		$(14.6)		$121.9
Sales change from new and closed stores, net	$(3.8)		$(7.2)		$(12.5)		$(11.8)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$53		$53		$141		$142
Sales per square foot, excluding e-commerce (trailing twelve-months)	$186		$184		$186		$184
Square footage (thousand sq. ft.)	7,683		7,781		7,683		7,781

Stores opened	17		4		43		22
Stores closed	12		14		32		33
Ending stores	1,121		1,118		1,121		1,118

Net Sales
Net sales decreased $5.3 million, or 1.3%, to $416.2 million for the third quarter of 2011, compared to $421.5 million for the third quarter of last year. During the third quarter of 2011, we experienced a decrease in sales from our new and closed stores and a decrease in same-store sales of 0.4%, primarily related to the relative weakness in toning footwear sales in 2011 compared to 2010. During the third quarter of 2011, we opened 17 new stores and closed 12 stores, resulting in 1,121 stores and total square footage of 7.7 million at the end of the third quarter of 2011, compared to 1,118 stores and total square footage of 7.8 million at the end of the third quarter of last year. Sales per square foot, excluding e-commerce, remained consistent at $53 for the quarter. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, as approximately 63% of our net sales were made to members of our Rewards program in the third quarter of 2011, compared to 60% in the third quarter of last year.

Net sales decreased $27.1 million, or 2.4%, to $1,103.9 million for the first nine months of 2011, compared to $1,131.0 million for the first nine months of last year due primarily to a decrease in same-store sales of 1.3% resulting from the relative weakness in toning footwear sales in 2011 compared to 2010. As a result of this decrease, sales per square foot decreased slightly to $141 compared to $142 for the first nine months of last year.

Gross Profit
Gross profit decreased $8.4 million, or 4.5%, to $178.3 million for the third quarter of 2011, compared to $186.7 million for the third quarter of last year, due primarily to a lower gross profit rate and lower net sales. As a percent of net sales, our gross profit was 42.8% for the third quarter of 2011, compared to 44.3% for the third quarter of last year. The decrease in our gross profit rate was primarily due to lower sales of high-margin toning product, higher coupon redemption rates and higher freight costs (as a result of increased direct-to-consumer sales) in the third quarter of 2011 as compared to 2010. Toning footwear was a significant contributor to retail and consolidated margins in 2010 due to both high demand and high margins relative to other footwear categories, but demand for this category has been significantly lower in 2011.

Gross profit decreased $26.5 million, or 5.2%, to $484.0 million for the first nine months of 2011, compared to $510.5 million for the first nine months of last year, reflecting a lower gross profit rate and lower net sales. As a percent of net sales, our gross profit was 43.8% for the first nine months of 2011, down from 45.1% for the first nine months of last year due to the same factors described above for the third quarter.

Selling and Administrative Expenses
Selling and administrative expenses decreased $4.6 million, or 2.9%, to $149.9 million for the third quarter of 2011, compared to $154.5 million for the third quarter of last year. The decrease was primarily attributable to a decrease in expected payouts under our cash and stock-based plans, lower variable payroll and facilities expenses and lower marketing expenses. As a percent of net sales, selling and administrative expenses decreased to 36.0% for the third quarter of 2011, compared to 36.7% for the third quarter of last year, reflecting the above named factors.

Selling and administrative expenses decreased $5.1 million, or 1.2%, to $429.3 million for the first nine months of 2011, compared to $434.4 million for the first nine months of last year, due primarily to a decrease in expected payouts under our cash and stock-based plans. As a percent of net sales, selling and administrative expenses increased to 38.8% for the first nine months of 2011 from 38.4% for the first nine months of last year, reflecting the lower net sales base in 2011.

Operating Earnings
Operating earnings decreased $3.8 million, or 11.9%, to $28.4 million for the third quarter of 2011, compared to $32.2 million for the third quarter of last year. The decrease was primarily due to a lower gross profit rate and lower net sales, partially offset by lower selling and administrative expenses, as described above. As a percent of net sales, operating earnings decreased to 6.8% for the third quarter of 2011, compared to 7.6% for the third quarter of last year.

Operating earnings decreased $21.4 million, or 28.2%, to $54.7 million for the first nine months of 2011, compared to $76.1 million for the first nine months of last year due to lower net sales and a lower gross profit rate, as described above. As a percent of net sales, operating earnings decreased to 5.0% for the first nine months of 2011, compared to 6.7% for the first nine months of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$233.6	100.0%	$227.1	100.0%	$665.8	100.0%	$580.5	100.0%
Cost of goods sold	163.3	69.9%	162.1	71.4%	469.1	70.5%	404.8	69.7%
Gross profit	70.3	30.1%	65.0	28.6%	196.7	29.5%	175.7	30.3%
Selling and administrative expenses	57.1	24.5%	51.1	22.5%	174.6	26.2%	143.7	24.8%
Restructuring and other special charges, net	3.6	1.5%	0.2	0.1%	3.6	0.5%	0.6	0.1%
Operating earnings	$9.6	4.1%	$13.7	6.0%	$18.5	2.8%	$31.4	5.4%

Key Metrics
Unfilled order position at end of period	$352.4		$320.0

Net Sales
Net sales increased $6.5 million, or 2.9%, to $233.6 million for the third quarter of 2011, compared to $227.1 million for the third quarter of last year. The increase was due to the acquisition of ASG during the first quarter of 2011, which contributed $33.3 million in net sales. Partially offsetting this increase, sales of our legacy (non-ASG) footwear brands were lower in the aggregate in the third quarter by $26.8 million, or 11.8%. We experienced sales growth in our Fergie, Vera Wang, Sam Edelman, LifeStride and Via Spiga brands and declines in our Dr. Scholl’s, Naturalizer, Children’s, Women’s and Men’s Specialty, Nickels Soft, Etienne Aigner, Carlos by Carlos Santana and Franco Sarto brands. Our unfilled order position increased $32.4 million, or 10.1%, to $352.4 million as of October 29, 2011, compared to $320.0 million as of October 30, 2010 primarily due to the acquisition of ASG during the first quarter of 2011.

Net sales increased $85.3 million, or 14.7%, to $665.8 million for the first nine months of 2011, compared to $580.5 million for the first nine months of last year. The inclusion of ASG in 2011 increased net sales by $107.9 million, partially offset by a decline in sales of our legacy (non-ASG) footwear brands. We experienced sales growth from many of our brands, including Fergie, LifeStride, Franco Sarto, Sam Edelman, Via Spiga and Vera Wang and decreases in our Dr. Scholl’s, Children’s, Naturalizer, Women’s and Men’s Specialty, Carlos by Carlos Santana, Etienne Aigner and Nickels Soft brands.

Gross Profit
Gross profit increased $5.3 million, or 8.1%, to $70.3 million for the third quarter of 2011, compared to $65.0 million for the third quarter of last year. The increase is due to the inclusion of ASG in 2011. As a percent of net sales, the gross profit rate increased to 30.1% from 28.6% for the third quarter of last year. Our ASG business, acquired in early 2011, carries a higher margin rate than our legacy (non-ASG) wholesale business. In addition, in the third quarter of 2011, we also experienced higher margin rates on the legacy wholesale business, due to lower markdowns, royalty and freight, all partially offset by higher initial product costs. During the third quarter of 2011, we also recognized a $0.9 million inventory markdown provision related to the exit of certain women’s specialty and private label brands. We have also continued to experience challenges related to the stabilization of our ERP system, which we implemented in late 2010. We estimate that the gross margin impact of these items was $4.2 million in the third quarter of 2011, including higher customer allowances, chargebacks and air freight charges.

Gross profit increased $21.0 million, or 11.9%, to $196.7 million for the first nine months of 2011, compared to $175.7 million for the first nine months of last year, reflecting the inclusion of ASG since the acquisition date of February 17, 2011. As a percent of net sales, our gross profit decreased to 29.5% for the first nine months of 2011 from 30.3% for the first nine months of last year. The lower rate reflects higher initial product costs and customer allowances, partially offset by a decrease in royalty and freight. During 2011, we have experienced challenges related to the stabilization of our ERP system, which we implemented in late 2010. We estimate that the gross margin impact of these items was a reduction of $11.4 million in the first nine months of 2011, including higher customer allowances, chargebacks and air freight charges. In addition, for the first nine months of 2011, we recognized a $0.9 million markdown related to the exit of certain women’s specialty and private label brands and incremental cost of goods sold of $3.9 million for the inventory fair value adjustment related to our acquisition of ASG and the markdown discussed above in the third quarter.

Selling and Administrative Expenses
Selling and administrative expenses increased $6.0 million, or 11.8%, to $57.1 million for the third quarter of 2011, compared to $51.1 million for the third quarter of last year, due primarily to the inclusion of ASG during 2011, which contributed $9.1 million of operating expenses during the third quarter. However, this increase was partially offset by lower incentive costs during the quarter of $4.9 million, reflecting lower expected payouts under our cash and stock-based plans. As a percent of net sales, selling and administrative expenses increased to 24.5% for the third quarter of 2011, compared to 22.5% for the third quarter of last year.

Selling and administrative expenses increased $30.9 million, or 21.4%, to $174.6 million for the first nine months of 2011, compared to $143.7 million for the first nine months of last year, due primarily to the inclusion of ASG during 2011, which contributed $30.2 million during the first nine months of 2011 as well as higher marketing and warehousing costs. We have recorded lower expected payouts under our cash and stock-based plans of $9.2 million for the first nine months of 2011 as compared to last year, reflecting lower expected payouts under our incentive plans. As a percent of net sales, selling and administrative expenses increased to 26.2% for the first nine months of 2011 from 24.8% for the first nine months of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net, of $3.6 million during both the third quarter and first nine months of 2011 related to severance and other employee-related costs and certain contractual license obligations. During the third quarter and first nine months of 2010, we incurred $0.2 million and $0.6 million, respectively, of restructuring and other special charges, net, related to our integrated ERP information technology system that replaced select internally developed and certain other third-party applications.

Operating Earnings
Operating earnings decreased $4.1 million, or 30.2%, to $9.6 million for the third quarter of 2011, compared to $13.7 million for the third quarter of last year. The decrease was primarily driven by an increase in selling and administrative expenses and restructuring and other special charges, partially offset by an increase in sales and gross profit. As a percent of net sales, operating earnings declined to 4.1% for the third quarter of 2011, compared to 6.0% for the third quarter of last year.

Operating earnings decreased $12.9 million, or 41.1%, to $18.5 million for the first nine months of 2011, compared to $31.4 million in the first nine months of last year due to the same factors as described above for the third quarter of 2011. As a percent of net sales, operating earnings decreased to 2.8% for the first nine months of 2011, compared to 5.4% for the first nine months of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$64.0	100.0%	$67.4	100.0%	$184.3	100.0%	$188.1	100.0%
Cost of goods sold	36.1	56.4%	36.9	54.8%	106.8	58.0%	106.1	56.4%
Gross profit	27.9	43.6%	30.5	45.2%	77.5	42.0%	82.0	43.6%
Selling and administrative expenses	27.8	43.5%	29.8	44.2%	84.2	45.6%	87.0	46.2%
Operating earnings (loss)	$0.1	0.1%	$0.7	1.0%	$(6.7)	(3.6)%	$(5.0)	(2.6)%

Key Metrics
Same-store sales % change	(1.9)%		2.1%		0.7%		7.8%
Same-store sales $ change	$(0.8)		$0.6		$0.9		$9.1
Sales change from new and closed stores, net	$(2.7)		$(2.6)		$(7.2)		$(6.5)
Impact of changes in Canadian exchange rate on sales	$0.5		$0.8		$2.9		$5.1
Sales change of e-commerce subsidiary	$(0.4)		$2.1		$(0.4)		$6.0

Sales per square foot, excluding e-commerce (thirteen and twenty- six weeks ended)	$100		$99		$293		$280
Sales per square foot, excluding e-commerce (trailing twelve- months)	$394		$377		$394		$377
Square footage (thousand sq. ft.)	394		430		394		430

Stores opened	9		3		16		5
Stores closed	12		8		33		28
Ending stores	242		259		242		259

Net Sales
Net sales decreased $3.4 million, or 5.2%, to $64.0 million for the third quarter of 2011, compared to $67.4 million for the third quarter of last year. The sales decrease reflects a lower store count and a same-store sales decrease of 1.9%, partially offset by an increase in the Canadian dollar exchange rate. We have experienced some delays in the receipt of product into our retail stores due primarily to the challenges with the start-up of our ERP platform, resulting in lower retail sales for the third quarter. We opened nine new stores and closed 12 stores during the third quarter of 2011, resulting in a total of 242 stores (including 17 Naturalizer stores in China) and total square footage of 0.4 million at the end of the third quarter of 2011, compared to 259 stores (including seven Naturalizer stores in China) and total square footage of 0.4 million at the end of the third quarter of last year. As a result of the above named factors, sales per square foot, excluding e-commerce, increased 1.0% to $100 for the third quarter of 2011, compared to $99 for the third quarter of last year. In addition, the net sales of Shoes.com decreased $0.4 million, or 1.9%, to $19.1 million for the third quarter of 2011, compared to $19.5 million for the third quarter of last year.

Net sales decreased $3.8 million, or 2.0%, to $184.3 million for the first nine months of 2011, compared to $188.1 million for the first nine months of last year due to a lower store count, partially offset by an increase in the Canadian dollar exchange rate and a same-store sales increase of 0.7%. We have experienced some delays in the receipt of product into our retail stores due primarily to the challenges with the start-up of our ERP platform, resulting in lower retail sales for the first nine months of 2011. We opened 16 new stores and closed 33 stores during the first nine months of 2011, resulting in a total of 242 stores (including 17 Naturalizer stores in China) and total square footage of 0.4 million at October 29, 2011, compared to 259 stores (including seven Naturalizer stores in China) and total square footage of 0.4 million at October 30, 2011. In addition, the net sales of Shoes.com decreased $0.4 million, or 0.7%, to $50.9 million for the first nine months of 2011, compared to $51.3 million for the same period in 2010.

Gross Profit
Gross profit decreased $2.6 million, or 8.6%, to $27.9 million for the third quarter of 2011, compared to $30.5 million for the third quarter of last year, primarily reflecting lower net sales and a decline in gross profit rate. As a percent of net sales, our gross profit decreased to 43.6% for the third quarter of 2011 from 45.2% for the third quarter of last year. The decrease in our overall rate was primarily driven by higher product and freight costs.

Gross profit decreased $4.5 million, or 5.6%, to $77.5 million for the first nine months of 2011, compared to $82.0 million for the first nine months of last year, reflecting a lower gross profit rate and net sales. As a percent of net sales, our gross profit decreased to 42.0% for the first nine months of 2011 from 43.6% for the first nine months of last year due to higher product costs and an increase in freight expense.

Selling and Administrative Expenses
Selling and administrative expenses decreased $2.0 million, or 6.7%, to $27.8 million for the third quarter of 2011, compared to $29.8 million for the third quarter of last year, due primarily to declines in store payroll and facilities expenses, resulting from a lower store count, partially offset by an increase in the Canadian dollar exchange rate. In addition, we recognized lower incentive costs of $0.3 million during the quarter, due to lower expected payouts under our cash and stock-based plans. As a percent of net sales, selling and administrative expenses declined to 43.5% for the third quarter of 2011 from 44.2% for the third quarter of last year.

Selling and administrative expenses decreased $2.8 million, or 3.3%, to $84.2 million for the first nine months of 2011, compared to $87.0 million for the first nine months of last year, due to the factors discussed above, as well as lower incentive costs of $0.5 million for the first nine months of 2011 resulting from lower expected payouts under our cash and stock-based plans. As a percent of net sales, selling and administrative expenses decreased to 45.6% for the first nine months of 2011 from 46.2% for the first nine months of last year.

Operating Earnings (Loss)
Specialty Retail reported a decrease in operating earnings of $0.6 million, or 92.1%, to $0.1 million for the third quarter of 2011, compared to $0.7 million for the third quarter of last year, primarily due to the lower gross profit rate and net sales, partially offset by lower selling and administrative expenses, as discussed above.

Specialty Retail reported an operating loss of $6.7 million for the first nine months of 2011, compared to an operating loss of $5.0 million for the first nine months of last year, primarily due to the same factors as described above for the third quarter of 2011.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. Unallocated corporate administrative expenses and other costs, net of recoveries, were $5.6 million for the third quarter of 2011, compared to $13.3 million for the third quarter of last year.

There were several factors impacting the $7.7 million variance, as follows:

•
Incentive plans – Our selling and administrative expenses were lower by $3.9 million during the third quarter of 2011, compared to the third quarter of last year, due to lower anticipated payments under our cash and stock-based incentive plans.

•
Insurance settlement and contingent liabilities – During the third quarter, we resolved certain contingent liabilities related to legal matters and reversed $1.8 million of the associated accrued liabilities to income. In addition, we reached a settlement agreement with one of our insurers, whereby we will recover $0.8 million of prior expenses paid to a third party for environmental remediation costs. The legal contingencies and insurance settlement were recognized as income in the third quarter.

•
Integration costs – We incurred costs of $1.1 million during the third quarter of 2011, related to the integration of ASG, which closed on February 17, 2011, with no corresponding costs during the third quarter of last year.

•	ERP stabilization – We incurred costs of $0.6 million during the third quarter of 2011, due to continued progress on the stabilization of our ERP platform.
•
Information technology initiatives – We incurred expenses of $1.7 million during the third quarter of last year, related to our integrated ERP information technology system. See Note 6 to the condensed consolidated financial statements for additional information related to these expenses. The decline in expenses was offset by higher amortization expense related to the integrated ERP information technology system during the third quarter of 2011 as compared to the third quarter of last year.

Unallocated corporate administrative expenses and other costs, net of recoveries, were $23.0 million for the first nine months of 2011, compared to $35.8 million for the first nine months of last year.

There were several factors impacting the $12.8 million variance, as follows:

•
Incentive plans – Our selling and administrative expenses were lower by $7.1 million during the first nine months of 2011, as compared to the first nine months of last year, reflecting lower expected payments under our incentive plans.

•
Acquisition and integration costs – We incurred costs of $3.5 million during the first nine months of 2011, related to the acquisition and integration of ASG, which closed on February 17, 2011, with no corresponding costs during the first nine months last year.

•	ERP stabilization – We incurred costs of $3.1 million during the first nine months of 2011, due to continued progress on the stabilization of our ERP platform.
•
Insurance settlement and contingent liabilities – During the third quarter, we resolved certain contingent liabilities related to legal matters and reversed $1.8 million of the associated accrued liabilities to income. In addition, we reached a settlement agreement with one of our insurers, whereby we will recover $0.8 million of prior expenses paid to a third party for environmental remediation costs. The legal contingencies and insurance settlement were recognized as income in the third quarter.

•	Information technology initiatives – We incurred expenses of $4.9 million during the first nine months of 2010, related to our integrated ERP information technology system.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	October 29, 2011	October 30, 2010	January 29, 2011
Borrowings under revolving credit agreement	$222.0	$113.0	$198.0
2019 Senior notes	198.6	–	–
2012 Senior notes	–	150.0	150.0
Total debt	$420.6	$263.0	$348.0

Total debt obligations increased $157.6 million to $420.6 million at October 29, 2011, compared to $263.0 million at October 30, 2010, and increased $72.6 million from $348.0 million at January 29, 2011 due to higher borrowings under our revolving credit agreement primarily due to our recent acquisition of ASG, as described in Note 3 to the condensed consolidated financial statements and an increase in our long-term debt of $48.6 million in connection with the refinancing of our senior notes. As a result of the higher average borrowings under our revolving credit agreement and an increase in our long-term debt, interest expense for the third quarter of 2011 increased $1.8 million to $6.7 million, compared to $4.9 million for the third quarter of last year.  Interest expense for the first nine months of 2011 increased $5.6 million to $19.8 million, compared to $14.2 million for the first nine months of last year primarily due to increased average borrowings partially offset by lower interest rates on average borrowings under our revolving credit agreement.

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

On February 17, 2011, ASG and TBMC, the sole domestic subsidiary of ASG, became borrowers under the Credit Agreement. On October 25, 2011, TBMC was sold and ceased to be a borrower under the credit agreement. See Note 3 to the condensed consolidated financial statements for further information on the acquisition of ASG and the sale of TBMC.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of October 29, 2011.

At October 29, 2011, the Company had $222.0 million in borrowings outstanding and $8.9 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $299.1 million at October 29, 2011.

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

On May 11, 2011, we closed on the Offering of $200.0 million aggregate principal amount of the 2019 Senior Notes in a private placement. During the third quarter of 2011, the 2019 Senior Notes were exchanged for a like amount of registered 2019 Senior Notes. The net proceeds from the Offering were approximately $193.7 million after deducting the initial purchasers' discounts and other Offering expenses. We used a portion of the net proceeds to redeem the outstanding 2012 Senior Notes and pay other fees and expenses in connection with the Tender Offer. We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 29, 2011, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Sale of TBMC
On October 25, 2011, we sold TBMC to Galaxy International for $55.4 million in cash, which resulted in a pre-tax gain of $21.6 million. TBMC markets and sells footwear bearing the AND 1 brand name and was acquired in our February 17, 2011 acquisition of ASG. We utilized the proceeds from the sale to reduce the outstanding borrowings under our revolving credit agreement. See Note 3 to the condensed consolidated financial statements for additional information.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	October 29, 2011	October 30, 2010	Increase/ (Decrease)

Net cash provided by (used for) operating activities	$12.6	$(32.8)	$45.4
Net cash used for investing activities	(129.1)	(40.9)	(88.2)
Net cash provided by (used for) financing activities	31.9	(22.5)	54.4
Effect of exchange rate changes on cash and cash equivalents	–	0.1	(0.1)
Decrease in cash and cash equivalents	$(84.6)	$(96.1)	$11.5

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $45.4 million higher for the first nine months of 2011 as compared to the first nine months of last year, reflecting the following factors:
•	A smaller increase in accounts receivable in the first nine months of 2011 as compared to the first nine months of last year,
•
A smaller increase in inventories in the first nine months of 2011 as compared to the first nine months of last year due in part to the higher levels of toning inventory carried at the end of the third quarter of 2010,

•	A larger decrease in prepaid expenses and other current and noncurrent assets in the first nine months of 2011 as compared to the first nine months of last year, and
•	A decrease in accrued expenses and other liabilities in the first nine months of 2011 as compared to an increase in the first nine months of last year.

Cash used for investing activities was higher by $88.2 million primarily due to our acquisition of ASG on February 17, 2011, partially offset by the sale of TBMC in the third quarter of 2011. The aggregate purchase price for the ASG stock was $156.6 million, including debt assumed by the Company of $11.6 million. In connection with the acquisition, we also recognized $3.1 million of cash upon the initial consolidation of ASG. The sale of TBMC resulted in proceeds of $55.4 million. See Note 3 of the condensed consolidated financial statements for more information about the ASG acquisition and sale of TBMC. In 2011, we expect purchases of property and equipment and capitalized software of approximately $43 million to $45 million, primarily related to remodeled and new stores, information technology initiatives, logistics network and general infrastructure.

Cash provided by financing activities was higher by $54.4 million primarily due to higher borrowings, net of repayments, under our revolving credit agreement. In connection with financing the acquisition of ASG, we exercised the designated event accordion feature of our revolving credit agreement, increasing the aggregate amount available and our borrowings under the revolving credit agreement by $150.0 million. We also refinanced our senior notes, which resulted in an increase in long-term debt of approximately $48.6 million. In addition, we repurchased shares of our common stock for $25.5 million during the first nine months of 2011. During the first half of 2010, we acquired the remaining 50% of our noncontrolling interest in Edelman Shoe for $32.7 million of cash and $7.3 million in shares of our common stock.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 29, 2011	October 30, 2010	January 29, 2011

Working capital ($ millions) (1)	$273.2	$ 292.2	$ 296.4

Current ratio (2)	1.50:1	1.66:1	1.58:1

Debt-to-capital ratio (3)	50.1%	39.1%	45.6%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total equity.

Working capital at October 29, 2011, was $273.2 million, which was $23.2 million lower than at January 29, 2011 and $19.0 million lower than at October 30, 2010. Our current ratio decreased to 1.50 to 1 compared to 1.58 to 1 at January 29, 2011 and 1.66 to 1 at October 30, 2010. The decrease compared to January 29, 2011 was primarily attributable to lower cash and cash equivalents, an increase in trade accounts payable and higher borrowings under our revolving credit agreement, partially offset by higher inventories and receivables due to the inclusion of ASG, less the sale of TBMC. The decrease compared to October 30, 2010 was primarily attributable to higher borrowings under our revolving credit agreement due to the purchase of ASG, partially offset by the sale of TBMC. Higher borrowings under our revolving credit agreement were partially offset by higher receivables and inventories primarily related to the inclusion of ASG, less the sale of TBMC, a net effect of $56.2 million. Our debt-to-capital ratio was 50.1% as of October 29, 2011, compared to 45.6% as of January 29, 2011 and 39.1% as of October 30, 2010. The increase in our debt-to-capital ratio from both January 29, 2011 and October 30, 2010 was primarily due to the increase in borrowings under our revolving credit agreement due to the acquisition of ASG during the first quarter of 2011 and the repurchase of 2.5 million of our common shares for $25.5 million during the first nine months of 2011. In addition, our long-term debt was increased with the senior notes debt refinancing.

At October 29, 2011, we had $42.0 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

We paid dividends of $0.07 per share in both the third quarter of 2011 and the third quarter of last year. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At October 29, 2011, we were contingently liable for remaining lease commitments of approximately $0.6 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. We will not incur any liability related to these lease commitments unless the current lessees default.

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

As more fully described in Note 3 to the condensed consolidated financial statements, we acquired ASG on February 17, 2011. In connection with the acquisition, we assumed all liabilities and contractual obligations of ASG. As a result of the ASG acquisition, the changes to our contractual obligations in the current year are as follows as of October 29, 2011 (excluding the impact of changes to our short-term and long-term financing arrangements disclosed below):

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease commitments	$15.1	$0.7	$5.6	$5.4	$3.4
Minimum license commitments	0.4	–	0.4	–	–
Purchase obligations(1)	16.5	11.3	5.2	–	–
Other	1.3	0.5	0.8	–	–
Total	$33.3	$12.5	$12.0	$5.4	$3.4
(1)	Purchase obligations include agreements to purchase goods or services that specify all significant terms, including quantity and price provisions.

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

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur that could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) potential disruption to Brown Shoe’s business and operations as it integrates ASG into its business; (iii) potential disruption to Brown Shoe’s business and operations as it implements its information technology initiatives; (iv) Brown Shoe’s ability to utilize its new information technology system to successfully execute its strategies, including integrating ASG’s business; (v) intense competition within the footwear industry; (vi) rapidly changing fashion trends and purchasing patterns; (vii) customer concentration and increased consolidation in the retail industry; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China, where ASG has manufacturing facilities and both ASG and Brown Shoe rely heavily on third-party manufacturing facilities for a significant amount of their inventory; (ix) the ability to recruit and retain senior management and other key associates; (x) the ability to attract and retain licensors and protect intellectual property rights; (xi) the ability to secure/exit leases on favorable terms; (xii) the ability to maintain relationships with current suppliers; (xiii) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; (xiv) the ability to source product at a pace consistent with increased demand for footwear; (xv) the impact of rising prices in a potentially inflationary global environment; and (xvi) the ability of Brown Shoe Company, Inc. to execute on the first phase of its portfolio realignment. The Company’s reports to the Securities and Exchange Commission (the “Commission”) contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 29, 2011, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of October 29, 2011, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
On February 17, 2011, the Company acquired ASG, whose financial statements reflect total assets and net sales constituting 14.1% and 5.5%, respectively, of the condensed consolidated financial statement amounts as of and for the thirty-nine weeks ended October 29, 2011. As permitted by the rules of the Securities and Exchange Commission, we will exclude ASG from our annual assessment of the effectiveness on internal control over financial reporting for the year ending January 28, 2012, the year of acquisition. Management continues to evaluate ASG’s internal controls over financial reporting.

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

There were no other significant changes to internal control over financial reporting during the quarter ended October 29, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2011:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1) (2)

July 31, 2011 – August 27, 2011	303,877		$10.12		303,877	2,500,000

August 28, 2011 – October 1, 2011	–		–		–	2,500,000

October 2, 2011 – October 29, 2011	1,783	(3)	6.98	(3)	–	2,500,000

Total	305,660		$10.11		303,877	2,500,000

(1)
In January 2008, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 2.5 million shares were repurchased through the end of the third quarter of 2011; therefore, there were no shares authorized to be purchased under the program as of October 29, 2011.

(2)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million additional shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Our repurchases of common stock are limited under our debt agreements.

(3)
Includes 1,783 shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

Business Exits
During 2011, we continued our portfolio assessment to evaluate underperforming or poorly aligned assets. As a result of this assessment, on November 21, 2011, we announced that will be exiting the children’s wholesale business and certain women’s and specialty private label brands. In addition to the wholesale brand exits, we also plan to close between 70 and 75 Famous Footwear stores in each of fiscal 2011 and 2012, for a total of approximately 145 stores, and all of the Brown Shoe Closet and F.X. LaSalle retail stores. We will also be closing our retail distribution center in Sun Prairie, Wisconsin. We currently believe all of these actions will be completed by the end of fiscal 2012 and will cost approximately $20 million (of which between $2 million and $3 million will be non-cash) in expense to implement. Of the estimated $20 million, we expect approximately $10 million for severance and other employee-related costs, approximately $6 million for facility-related costs and approximately $4 million of other costs. Actual expenses could differ from these estimates.

ITEM 6	EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of Brown Shoe Company, Inc. (the “Company”), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007 and filed June 5, 2007.

3.2		Bylaws of the Company as amended through October 6, 2011, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated October 6, 2011 and filed October 11, 2011.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†^	XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE	†^ †^ †^ †^	XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Presentation Linkbase Document
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

BROWN SHOE COMPANY, INC.

Date: December 7, 2011	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer