Form 10-K
period 2012-01-28
BROWN SHOE CO INC
filed 2012-03-27
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of July 29, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $415.3 million.

As of February 25, 2012, 41,989,642 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

INTRODUCTION
This Annual Report on Form 10-K is a document that U.S. public companies file with the Securities and Exchange Commission on an annual basis. Part II of the Form 10-K contains the business information and financial statements that many companies include in the financial sections of their annual reports. The other sections of this Form 10-K include further information about our business that we believe will be of interest to investors. We hope investors will find it useful to have all of this information in a single document.

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2012.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Brown Shoe Company” refers to Brown Shoe Company, Inc. and its subsidiaries.

Information in this Form 10-K is current as of March 27, 2012, unless otherwise specified.

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
Brown Shoe Company, Inc., founded in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler. Current activities include the operation of retail shoe stores and e-commerce websites as well as the design, sourcing and marketing of footwear for women and men. Our mission is to inspire people to feel good and live better... feet first! We are a global footwear company with annual net sales of $2.6 billion that puts consumers and their needs first, by targeting family, healthy living and contemporary fashion platforms. Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and Christmas and Easter holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

During 2011, categories of our consolidated net sales were approximately 63% women’s footwear, 24% men’s footwear, 9% children’s footwear and 4% accessories. This composition has remained relatively constant over the past few years. Approximately 66% of 2011 footwear sales represented retail sales, including sales through our e-commerce websites, compared to 70% in 2010 and 72% in 2009, and the remaining 34%, 30% and 28% in the respective years represented wholesale sales. See Note 8 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

We had approximately 15,300 full-time and part-time employees as of January 28, 2012. In the United States, there are no employees subject to union contracts.  In Canada, we employ approximately 20 warehousing employees under a union contract, which expires in October 2013.

RETAIL OPERATIONS
Our retail operations at January 28, 2012, included 1,323 retail shoe stores in the United States, Canada, China and Guam. The number of our retail footwear stores at the end of each of the last three fiscal years was as follows:

	2011	2010	2009
Famous Footwear	1,089	1,110	1,129
Specialty Retail	234	259	282
Total	1,323	1,369	1,411

With many companies operating retail shoe stores and shoe departments, we compete in a highly fragmented market. Competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes and internet retailers. Quality of products and services, store location, trend-right merchandise selection and availability of brands, pricing, advertising and consumer service are all factors that impact retail competition.

Famous Footwear
Our family platform includes Famous Footwear, which is one of American’s leading family branded footwear retailers based on 1,089 stores at the end of 2011, net sales of $1.5 billion in 2011 and published information on our direct competitors. Our target consumers are women who buy brand-name fashionable shoes at a value for themselves and their families. In addition to our retail footwear stores, we operate FamousFootwear.com.

Famous Footwear stores feature a wide selection of brand-name, athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, Converse, Puma, adidas, DC, Asics, LifeStride, Dr. Scholl’s Shoes, Reebok, Vans, K-Swiss, Naturalizer, BOC by Born and Bearpaw. We work closely with our vendors to provide our consumers with fresh product and, in some cases, product exclusively designed for and available only in our stores. Famous Footwear’s average retail price is approximately $38 for footwear with retail price points typically ranging from $22 for shoes up to $120 for boots.

Famous Footwear sells various Brown Shoe Company owned and licensed products. Such products are sold to Famous Footwear by our Wholesale Operations segment at a profit and represent approximately 16% of Famous Footwear net sales.

Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in all 50 states and Guam. The breakdown by venue is as follows at the end of each of the last three fiscal years:

	2011	2010	2009
Strip centers	744	762	778
Outlet malls	169	174	181
Regional malls	176	174	170
Total	1,089	1,110	1,129

Stores open at the end of 2011 and 2010 averaged approximately 6,900 square feet. Total square footage at the end of 2011 decreased 2.5% to 7.5 million square feet compared to 7.7 million at the end of 2010. We expect to open approximately 55 new stores and close approximately 90 stores in 2012. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores or the division as a whole. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

Sales per square foot were $186 in 2011, which was down from $187 in 2010. Same-store sales declined 1.2% during 2011. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months.

Famous Footwear relies on merchandise allocation systems and processes that use allocation criteria, consumer segmentation and inventory data in an effort to ensure stores are adequately stocked with products and to differentiate the needs of each store based on location, consumer segmentation and other factors. Famous Footwear’s distribution systems allow for merchandise to be delivered to each store weekly or on a more frequent basis, as needed. Famous Footwear also utilizes regional third-party pooled distribution sites across the country. Famous Footwear’s in-store point-of-sale systems provide detailed sales transaction data to our corporate office for daily update and analysis in the perpetual inventory and merchandise allocation systems. These systems also are used for training employees and communication between the stores and corporate office.

Famous Footwear’s marketing programs include national television, print, radio, in-store advertisements, viral and digital marketing and social networking, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with consumers. We believe the success of our campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns. In 2011, we spent approximately $57.3 million to advertise and market Famous Footwear to our target consumer, a portion of which was recovered from suppliers. Famous Footwear has a robust loyalty program (“Rewards”), which informs and rewards frequent consumers with product previews, earned incentives based upon purchase continuity and other periodic promotional offers. In 2011, approximately 62% of our Famous Footwear net sales were generated by our Rewards members. We continued our focus on social media throughout 2011, which helped us to build a stronger connection with our consumers, allowing us to both listen to and communicate with our core market. We will continue to seek new and expand existing channels for consumers to connect with Famous Footwear (beyond email, Facebook, Twitter, YouTube and proprietary mobile applications) to drive our fans from the digital world into profitable and loyal consumers in our multi-channel selling environments.

Specialty Retail
Our Specialty Retail segment, composed of 234 stores as of January 28, 2012, includes the following retail concepts and our Shoes.com and other e-commerce businesses, with the exception of FamousFootwear.com, which is included in the Famous Footwear segment.

Naturalizer
Naturalizer retail stores are a showcase for our Naturalizer brand of women’s shoes. These stores are designed and merchandised to appeal to the Naturalizer consumer, who is style and comfort conscious and who seeks quality and value in her footwear selections. The Naturalizer stores offer a selection of women’s footwear styles, including casual, dress, boots and sandals, primarily under the Naturalizer brand. Retail price points typically range from $69 for shoes to $189 for boots. The majority of products sold in our retail stores is purchased from our Wholesale Operations segment at a customary gross margin.

At the end of 2011, we operated 100 Naturalizer stores in the United States and 97 Naturalizer stores in Canada. Of the total 197 stores, approximately 58% are located in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. The other 42% of stores are located in outlet malls and average approximately 2,400 square feet in size. Total square footage at the end of 2011 was 335,000 compared to 354,000 in 2010. In 2011, we closed 30 stores and opened 12 stores in the United States and Canada, primarily in regional malls. We expect to open 13 stores and close 14 stores in 2012.

At the end of 2011, through our majority-owned subsidiary, B&H Footwear Company Limited (“B&H Footwear”), we also operated 23 stores in several of China’s largest cities. We expect to open 13 stores in China in 2012. In addition, our joint venture partner, Hongguo International Holdings Limited (“Hongguo”), operated 70 stores at the end of 2011 and expects to add approximately 20 stores in 2012. Naturalizer footwear is distributed through these stores operated by B&H Footwear and Hongguo. See Note 17 to the consolidated financial statements for additional information about B&H Footwear.

Marketing programs for our Naturalizer stores have complemented our Naturalizer brand advertising by building on the brand’s consumer recognition and value proposition, and reinforcing the brand’s focus on effortless style, comfort and quality. Naturalizer utilizes a database-marketing program, which targets frequent consumers through catalogs and other mailings that display the brand’s product offerings. Consumers can purchase the products in these catalogs from our stores, online at Naturalizer.com and Naturalizer.ca or by phone.

E-Commerce/Direct-To-Consumer
We own and operate Shoes.com, Inc., a pure-play internet retailing company. Shoes.com offers a diverse selection of footwear and accessories for women, men and children, including footwear purchased from third-party suppliers and Brown Shoe Company.

In connection with our multi-channel approach to reach consumers, we also operate FamousFootwear.com (included in our Famous Footwear segment), Naturalizer.com, Naturalizer.ca, ViaSpiga.com and DrSchollsShoes.com, which offer substantially the same product selection to consumers as sold in their respective retail stores, except FamousFootwear.com which offers an expanded assortment as a result of the vendor drop ship program. Additional websites such as ShoeSteal.com, LifeStride.com and FrancoSarto.com function as retail outlets for the online consumer and serve as additional brand-building vehicles for us.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

Other Store Concepts
At the end of 2011, our Specialty Retail segment also included a total of 14 retail stores operated under the F.X. LaSalle, Brown Shoe Closet, Via Spiga and Dr. Scholl’s Shoes names. During 2012, we plan on closing all of our F.X. LaSalle and Brown Shoe Closet stores and opening another Dr. Scholl’s Shoes and two Sam Edelman stores.

WHOLESALE OPERATIONS
Our Wholesale Operations segment designs, sources and markets branded footwear for women and men at a variety of price points. Certain of our branded footwear products are developed pursuant to licensing agreements. We also receive royalty revenues for licensing owned brands to third-parties. Our footwear is distributed to over 2,000 retailers, including national chains, department stores, mass merchandisers, independent retailers, catalogs and online retailers throughout the United States and Canada as well as approximately 60 other countries (including intersegment sales). The most significant wholesale customers include many of the nation’s largest retailers: national chains such as DSW, TJX Corporation (including TJ Maxx and Marshalls), Kohl’s and Ross Stores; department stores such as Macy’s, Nordstrom, Dillard’s, Bon-Ton and Belk; and mass merchandisers such as Wal-Mart and Target; and online retailers, such as Zappos.com, Amazon.com, Piperlime.com and FamousFootwear.com. We also sell product to a variety of international retail customers and distributors. The loss of any one or more of our significant customers could have a material adverse effect on our Wholesale Operations and the Company.

The vast majority of our wholesale customers also sell shoes purchased from competing footwear suppliers. Those competing footwear suppliers own and license brands, many of which are well-known and marketed aggressively. Many retailers, who are our wholesale customers, are increasing the amount of private brand-name footwear that they source directly from factories or through agents. The wholesale footwear business has low barriers to entry, which further intensifies competition. In addition, some competitors have successfully branded their trademarks as lifestyle brands, resulting in a greater competitive advantage to those companies.

In 2011, our Wholesale Operations segment sold approximately 64 million pairs of shoes. We sell footwear to wholesale customers on both a landed and first-cost basis. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. Landed sales generally carry a higher margin rate than first-cost sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Many of these customers then import this product into the United States. To allow for the prompt shipment on reorders, we carry inventories of certain high-volume styles, particularly in the Naturalizer, Dr. Scholl’s Shoes, Avia, Franco Sarto, Sam Edelman, LifeStride, Via Spiga, RYKÄ and Vera Wang lines.

Marketing
We continue to build on the heritage and recognition of our wholesale brands to create differentiation and consumer loyalty. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail partners. In 2011, we spent approximately $26.4 million in advertising and marketing support, including cooperative advertising, in-store promotions and events, in-store displays and fixtures, consumer print advertising, direct mail, public relations and internet advertising with our wholesale customers. The marketing teams are also responsible for driving the development of branding and content for our brand websites. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers. In 2011, the marketing teams were instrumental in the development and execution of new product launches, including target consumer identification, branding, positioning and marketing to both the consumer and trade audiences. We intend to continue the growth of our social media presence as we believe increasing our focus on social media will help drive us into the next generation of marketing, allowing us to connect even more intimately with consumers.

Portfolio of Brands
Wholesale Operations offers retailers a portfolio of leading brands from our healthy living and contemporary fashion platforms. The following is a listing of our principal brands and licensed products:

Healthy Living
Naturalizer:  Introduced in 1927, Naturalizer has become a global family of comfort lifestyle footwear brands meeting the needs of women across the marketplace with uncompromising comfort, fit and style. Our flagship Naturalizer brand is sold primarily at department stores, independent retailers, national chains, online retailers and our Naturalizer retail stores. The brand is distributed in 60 countries around the world. Suggested retail price points range from $69 for shoes to $189 for boots. Natural Soul by Naturalizer provides women with uncompromising value and is sold primarily in national chains, our Naturalizer outlet stores and Famous Footwear retail stores. Suggested retail price points range from $59 for shoes to $99 for boots.

Dr. Scholl’s Shoes:  Dr. Scholl’s is an iconic global comfort brand, delivering proprietary comfort technology across all distribution tiers. Dr. Scholl’s Shoes crafts unique styles that offer men and women the freedom to live active lives of discovery and play with ease; inspires them with designs that express their youthful spirit; and champions an optimistic lifestyle of relaxed confidence and spontaneity. This footwear is primarily distributed through mass merchandisers, national chains, specialty and independent retailers, online retailers, catalogs and our Famous Footwear retail stores. Dr. Scholl’s Shoes held the No. 9 market share position in the comfort zone within the women’s fashion footwear category across point-of-sale channels at the end of 2011, according to The NPD Group/Retail Tracking Service. We have a long-term license agreement with Schering-Plough Healthcare Products, Inc. to sell Dr. Scholl’s Shoes, which is renewable through 2026 for the United States and Canada and 2014 for Latin America.

Avia:  In 2011, we acquired Avia in conjunction with the American Sporting Goods Corporation (“ASG”) acquisition. Avia is an enthusiast sports and fitness brand offering shoes for serious and recreational athletes. The brand is primarily distributed through national chains, mass merchandisers and our Famous Footwear retail stores at retail price points from $40 to $130.

LifeStride:  LifeStride footwear offers feminine, fashionable styling at a value. The brand is sold in department stores, national chains and our Famous Footwear retail stores. Suggested retail price points range from $39 for sandals to $89 for boots. LifeStride ranked No. 3 in market share position in the moderate zone within the women’s fashion footwear category across point-of-sale channels at the end of 2011, according to The NPD Group/Retail Tracking Service.

RYKÄ:  In 2011, we acquired RYKÄ in conjunction with our acquisition of ASG. RYKÄ is a women’s performance lifestyle brand focused on fitness. RYKÄ is managed, designed and solely dedicated to creating women’s performance footwear. The brand is distributed through department stores, specialty retailers and our Famous Footwear retail stores at retail price points from $60 to $80.

Nevados:  In 2011, we acquired Nevados in conjunction with our acquisition of ASG. Nevados is focused on satisfying the needs of men and women outdoor enthusiasts. The brand is primarily distributed through national chains and mass merchandisers at retail price points from $20 to $50.

Contemporary Fashion
Sam Edelman:  Sam’s innovative and fresh creations exude the energy of luxury shoes without the high-end price tag. The brand is sold primarily through department stores and independent retailers at suggested retail price points ranging from $65 for sandals, flats and heels to $300 for boots. Sam Edelman held the No. 5 market share position in the bridge/designer zone within the women’s fashion footwear category across point-of-sale channels at the end of 2011, according to The NPD Group/Retail Tracking Service.

Franco Sarto:  The Franco Sarto brand has a loyal, career-focused consumer who is passionate about the brand’s modern Italian-inspired style, fit and quality. The brand is sold in major national chains, department stores and independent retailers at suggested retail price points from $79 for shoes to $250 for boots. Franco Sarto ranked No. 5 in market share position in the better zone within the women’s fashion footwear category across point-of-sale channels at the end of 2011, according to The NPD Group/Retail Tracking Service. We have a license agreement with Fashion Shoe Licensing LLC to sell Franco Sarto footwear that expires in December 2012, with an extension option through December 2019.

Via Spiga:  Via Spiga provides chic, sophisticated footwear for the cosmopolitan woman who wants to make a fashion statement every day. The brand is sold in the bridge/designer zone in premier department stores and upscale boutiques. This brand sells at suggested retail price points from $185 for shoes to $425 for boots. The brand held the No. 6 market share position in the bridge/designer zone within the women’s fashion footwear category across point-of-sale channels at the end of 2011, according to The NPD Group/Retail Tracking Service.

Vera Wang:  The Vera Wang shoe collection interprets Vera’s fun, youthful, whimsical spirit and offers the consumer unique product for her contemporary, fashion-savvy lifestyle. The brand is sold in the designer section in premier department stores at retail prices ranging from $250 for shoes to $550 for boots. We have a license agreement with Vera Wang Licensing LLC to sell Vera Wang footwear that expires in 2013, with an extension option through 2016.

Vince:  The Vince shoe collection will launch in the fall of 2012 and will be sold in premier department stores and upscale boutiques. Vince will deliver contemporary casual footwear that a sophisticated, modern woman wears effortlessly, serving as a functional luxury basic for all her lifestyle needs. We have a license agreement with Kellwood Company to sell Vince footwear that expires in 2015, with an extension option through 2020.

Other
We also sell footwear under the Etienne Aigner, Fergie/Fergalicious and Carlos by Carlos Santana brand names. Etienne Aigner appeals to a target customer who seeks classic footwear styling and is sold at national chains, department stores and our Famous Footwear stores. We have a license agreement with Etienne Aigner, Inc. to sell Etienne Aigner footwear that expires 2017, with an extension option through 2022. Fergie/Fergalicious was created in collaboration with entertainment superstar Fergie (Stacy Ferguson) to capture the multifaceted aspects of Fergie’s life as an award-winning singer, songwriter and actress and is sold at better department stores, boutiques, independent retailers and online. We have a license agreement with Krystal Ball Productions to sell Fergie/Fergalicious footwear that expires in 2012 with an extension option through 2014. Carlos by Carlos Santana footwear is inspired by the passion and energy of Santana’s music and is sold at major department stores, national chains and our Famous Footwear stores. We have a license from Santana Tesoro, LLC to sell Carlos by Carlos Santana footwear.

Brown Shoe Company also receives royalty revenues for licensing owned brands, including brands listed above, to third-parties. Products sold under license agreements accounted for Wholesale Operations’ net sales of approximately 37% in 2011, 44% in 2010 and 48% in 2009.

Portfolio Realignment
We are currently undergoing a portfolio realignment designed to position us to be somewhat smaller but stronger and more profitable in the future. We made progress in the first phase of our portfolio realignment efforts during 2011 and will continue these efforts in 2012. The first phase of our portfolio realignment includes selling our AND 1 division (The Basketball Marketing Company, acquired with ASG); closing two U.S. distribution centers and a factory in China; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing or relocating underperforming or poorly aligned retail stores; and other infrastructure changes.

Brown Shoe Company Sourcing and Product Development Operations
Brown Shoe Company sourcing and product development operations source and develop footwear for our Wholesale Operations and Specialty Retail segments and also a portion of the footwear sold by our Famous Footwear segment. We have sourcing and product development offices in China, Hong Kong, Italy, Macau, St. Louis, Los Angeles and New York.

Sourcing Operations
In 2011, the sourcing operations sourced approximately 58 million pairs of shoes through a global network of third-party independent footwear manufacturers. Also during 2011, we owned and operated factories in central China that produced approximately six million pairs of athletic footwear for our Avia and RYKÄ brands. This structure enables us to source footwear at various price levels from key shoe manufacturing regions of the world. The majority of our footwear sourced is provided by approximately 15 manufacturers operating approximately 75 manufacturing facilities.

In certain countries, we utilize agents to facilitate and manage the development, production and shipment of product. We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships. While we do not have any significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.

Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style. We have leading lab testing facilities in our Dongguan, Putian and JiangXi, China offices, which provide high quality footwear for our customers. We also perform random in-line quality control checks during production and before any footwear leaves the manufacturing facility.

In 2011, approximately 98% of the footwear we sourced was from manufacturing facilities in China. The following table provides an overview of our foreign sourcing in 2011:

Country	Millions of Pairs
China	56.6
All other	1.2
Total	57.8

Product Development Operations
In our Dongguan, Putian and JiangXi, China offices, we operate a total of five sample-making facilities with unique and diverse capabilities. By operating these facilities, we have greater control over our product development, in terms of accuracy, execution and time to market.

We maintain design teams for our brands in St. Louis, Los Angeles, New York and China as well as other select fashion locations, including Italy. These teams, which include independent designers, are responsible for the creation and development of new product styles. Our designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. Our design teams create collections of footwear and work closely with our product development and sourcing offices to convert our designs into new footwear styles.

Our long range plans include expanding into new markets outside China, developing more progressive processes to improve factory capacity and material planning and continuing to understand ways to drive excellence in product value and execution in a rapidly changing manufacturing landscape.

Backlog
At January 28, 2012, our Wholesale Operations segment had a backlog of unfilled orders of approximately $297 million compared to $244 million on January 29, 2011. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and capacity shifts in China. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2012 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	56	President and Chief Executive Officer
Richard M. Ausick	58	Division President – Retail
Daniel R. Friedman	51	Division President – Wholesale, Product and Sourcing
John W. Schmidt	51	Division President – Wholesale, Better and Image Brands
Douglas W. Koch	60	Senior Vice President and Chief Talent and Strategy Officer
Mark E. Hood	59	Senior Vice President and Chief Financial Officer
Michael I. Oberlander	43	Senior Vice President, General Counsel and Corporate Secretary

The period of service of each officer in the positions listed and other business experience are set forth below.

Diane M. Sullivan, President and Chief Executive Officer since May 2011. President and Chief Operating Officer from March 2006 to May 2011. President from January 2004 to March 2006.

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

John W. Schmidt, Division President – Wholesale, Better and Image Brands since January 2011. Senior Vice President, Better and Image Brands from January 2010 to January 2011. Senior Vice President and General Manager, Better and Image Brands from March 2008 until January 2010. Various positions, including Vice President, President, Group President of Wholesale Footwear for Nine West Group from September 1998 to February 2008.

Douglas W. Koch, Senior Vice President and Chief Talent and Strategy Officer since January 2011. Senior Vice President and Chief Talent Officer from May 2005 to January 2011. Senior Vice President, Human Resources from March 2002 to May 2005.

Mark E. Hood, Senior Vice President and Chief Financial Officer since October 2006. Senior Vice President and Chief Financial Officer of Panera Bread Company from April 2003 to May 2006. Senior Vice President, Finance and Administration of Panera Bread Company from August 2002 to April 2003.

Michael I. Oberlander, Senior Vice President, General Counsel and Corporate Secretary since March 2006. Vice President, General Counsel and Corporate Secretary from July 2001 to March 2006. Vice President and General Counsel from September 2000 to July 2001.

ITEM 1A	RISK FACTORS

Economic conditions have adversely impacted, and may continue to adversely impact, consumer demand for our products.
Over the last few years, worldwide economic conditions deteriorated in many countries and regions, including the United States. Despite some positive trends throughout 2011, business conditions may remain uncertain for the foreseeable future due in part to cautious consumer spending. Consumer confidence and spending are strongly influenced by general economic conditions, including U.S. fiscal policy, interest rates, inflation, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, gasoline prices, real estate values, foreclosure rates, unemployment trends and the economic consequences of military action or terrorist activities. Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. Negative trends in economic conditions also drive up the cost of our products, which may require us to increase the price of our products. These increases in our product costs, and possibly prices, may not be offset by comparable increases in consumer disposable income. As a result, our customers may choose to purchase fewer of our products or purchase the lower-priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.

If we are unable to anticipate and respond to consumer preferences and fashion trends and successfully apply new technology, we may not be able to maintain or increase our net sales and earnings.
The footwear industry is subject to rapidly changing consumer demands and fashion trends. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Accordingly, the success of both our wholesale and retail operations depends largely on our ability to anticipate, understand and react to changing consumer demands and preferences. Our performance athletic and outdoor footwear brands are subject to additional challenges related to rapid changes in footwear technology, the availability of high quality endorsers and the possibility of negative expert opinions on the unique technologies and designs of our performance footwear brands.  If we fail to successfully anticipate and respond to changes in consumer demand and fashion trends, develop new products and designs and implement effective, responsive merchandising and marketing strategies and programs, we could experience lower sales, excess inventories and lower gross margins, any of which could have an adverse effect on our results of operations and financial condition.

We operate in a highly competitive industry.
Competition is intense in the footwear industry. Certain of our competitors are larger and have greater financial, marketing and technological resources than we do; others are able to offer footwear on a lateral basis alongside their apparel products; and others have successfully branded their trademarks as lifestyle brands, resulting in greater competitive advantages to those competitors. Low barriers to entry into this industry further intensify competition by allowing new companies to easily enter the markets in which we compete.  In addition, retailers aggressively compete on the basis of price, which puts competitive pressure on us to keep our prices low. Some of our suppliers further compound these competitive pressures by allowing consumers to purchase their products directly through supplier maintained Internet sites and retail stores.

We believe that our ability to compete successfully in the footwear industry depends on a number of factors, including style, price, performance, quality, location and service as well as the strength of our brand-names. We remain competitive by increasing awareness of our brands, improving the efficiency of our supply chain and enhancing the style, comfort, fashion and perceived value of our products. However, our competitors may implement more effective marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners and manufacturers, or respond more quickly to changes in consumer preferences than us. As a result, we may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced gross margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand the development and marketing of our products, which could adversely impact our financial results.

Our operating results depend on preparing accurate sales forecasts and properly managing our inventory levels.
Using sales forecasts, we place orders with manufacturers for some of our products prior to the time we receive all of our customers’ orders to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, the global economic slowdown and rapidly changing consumer preferences can make it difficult for us and our customers to accurately forecast product trends in order to match production with demand. If we fail to accurately assess consumer fashion tastes and the impact of economic factors on consumer spending or to effectively differentiate our retail and wholesale offerings, our inventory levels may exceed customer demand, resulting in inventory write-downs, higher carrying costs, lower gross margins or the sale of excess inventory at discounted prices, which could significantly impair our financial results. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require in a timely manner, we may experience inventory shortages. Inventory shortages may delay shipments to customers (and possibly require us to offer discounts or costly expedited shipping), negatively impact retailer and distributor relationships, adversely impact our sales results and diminish brand awareness and loyalty.

We rely on foreign sources of production, which subjects our business to risks associated with international trade.
We rely on foreign sourcing for our footwear products primarily through third-party manufacturing facilities located in China. At times, we are the exclusive customer of these third-party manufacturing facilities. As is common in the industry, we do not have any long-term contracts with our third-party foreign manufacturers. Foreign sourcing is subject to numerous risks, including trade relations, disease outbreaks, work stoppages, transportation delays, political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, terrorist acts and military conflict and changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act and climate change legislation).  At the same time, potential changes in Chinese manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

•	Manufacturing capacity in China may shift from footwear to other industries with manufacturing margins that are perceived to be higher.
•	Growth in domestic footwear consumption in China could lead to a significant decrease in factory space available for the manufacture of footwear to be exported.
•	Currently, many footwear manufacturers in China are facing labor shortages as migrant workers seek better wages and working conditions in other industries and vocations.

As a result of these risks, there can be no assurance that we will not experience reductions in the available production capacity, increases in our manufacturing costs, late deliveries or terminations of our supplier relationships. Furthermore these risks are compounded by the lack of diversification in the geographic location of our foreign sourcing and manufacturing. With almost all of our supply originating in China, a substantial portion of our supply could be at risk in the event of any negative development related to China.

Although we believe we could find alternative manufacturing sources for the products that we currently source from China through other third-party manufacturing facilities in China or other countries, we may not be able to locate alternative manufacturers on terms as favorable as our current terms, including pricing, payment terms, manufacturing capacity, quality standards and lead times for delivery. In addition, there is substantial competition in the footwear industry for quality footwear manufacturers. Accordingly, our future results will partly depend on our ability to maintain positive working relationships with, and offer competitive terms to, our foreign manufacturers. If supply issues cause us to be unable to provide products consistent with our standards or manufacture our footwear in a cost and time efficient manner, our customers may cancel orders, refuse to accept deliveries or demand reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.

Customer concentration and other trends in customer behavior may lead to a reduction in or loss of sales.
Our wholesale customers include national chains, department stores, mass merchandisers, independent retailers, catalogs and online retailers. Several of our customers operate multiple department store divisions. Furthermore, we often sell multiple types of licensed, branded and private-label footwear to these same national chains, mass merchandisers, department stores, independent retailers, catalogs and online retailers. While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by a significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

In addition, with the growing trend toward retail trade consolidation, we and our wholesale customers increasingly depend upon a reduced number of key retailers whose bargaining strength is growing. This consolidation may result in the following adverse consequences:

•	Our wholesale customers may seek more favorable terms for their purchases of our products, which could limit our ability to raise prices, recoup cost increases or achieve our profit goals.
•	The number of stores that carry our products could decline, thereby exposing us to a greater concentration of accounts receivable risk and negatively impacting our brand visibility.

We also face the following risks with respect to our customers:

•	Our customers could develop in-house brands or utilize a higher mix of private label footwear products, which would negatively impact our sales.
•
As we sell our products to customers and extend credit based on an evaluation of each customer’s financial condition, the financial difficulties of a customer could cause us to stop doing business with that customer, reduce our business with that customer or be unable to collect from that customer.

•
If any of our major wholesale customers experiences a significant downturn in its business or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us.

•
Retailers are directly sourcing more of their products directly from manufacturers overseas and reducing their reliance on wholesalers, which could have a material adverse effect on our business and results of operations.

Foreign currency fluctuations may result in higher costs and decreased gross profits.
Although we purchase most of our products from foreign manufacturers in United States dollars and otherwise engage in foreign currency hedging transactions, we cannot ensure that we will not experience cost variations with respect to exchange rate changes. For example, although we purchase footwear made in China using United States dollars, Chinese manufacturers have been increasing their United States dollar prices to compensate for the appreciation of the Chinese currency against the United States dollar. Currency exchange rate fluctuations may also adversely impact third parties who manufacture the Company’s products by making their purchases of raw materials or other production costs more expensive and more difficult to finance, resulting in higher prices and lower margins for the Company, its distributors and licensees.

Additional duties, quotas, tariffs and other trade restrictions may be imposed on our foreign sourced products, adversely affecting our sales and profitability.
Our foreign sourced products are subject to duties collected by customs authorities when imported to the United States or other countries. We cannot predict whether additional customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions may be imposed on the importation of our products in the future. Such additional charges may result in increases in the cost of our products and may adversely affect our sales and profitability.

Our business, sales and brand value could be harmed by violations of labor, trade or other laws.

We focus on doing business with those suppliers who share our commitment to responsible business practices and the principles set forth in our Production Code of Conduct (the “PCOC”). By requiring our suppliers to comply with the PCOC, we encourage our suppliers to promote best practices and work towards continual improvement throughout their production operations. The PCOC sets forth standards for working conditions and other matters, including compliance with applicable labor practices, workplace environment and compliance with laws. Although we promote ethical business practices, we do not control our suppliers or their labor practices. A failure by any of our suppliers to adhere to these standards or laws could cause us to incur additional costs for our products, could cause negative publicity and harm our business and reputation. We also require our suppliers to meet our standards for product safety, including compliance with applicable laws and standards with respect to safety issues, including lead content in paint. A failure by any of our suppliers to adhere to product safety standards could lead to a product recall, which could result in critical media coverage, harm our business and reputation and cause us to incur additional costs.

In addition, if we, or our suppliers or foreign manufacturers, violate United States or foreign trade laws or regulations, we may be subject to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.

We face additional risks relating to operating manufacturing facilities in China.
We operate manufacturing facilities in China. These manufacturing facilities are subject to many of the same risks as our third-party foreign sourcing arrangements, described above, but we may be more directly impacted by any negative developments in China with respect to our manufacturing facilities. Our operations in China and, consequently, our ability to deliver products on time and on terms satisfactory to us may be subject to risks such as the following:

• inflation or changes in political and economic conditions;
• unstable regulatory environments;
• changes in import and export duties;
• domestic and foreign customs and tariffs;
• potentially adverse tax consequences;
• trade restrictions;
• possible expropriation and nationalization;
• restrictions on the transfer of funds into or out of China;
• labor unrest and/or shortages; and
• logistical and communications challenges.

In addition, we lease the land on which these Chinese manufacturing facilities are located from the Chinese government through land use rights agreements. Although we believe that we have a positive relationship with the Chinese government, if the Chinese government decided to terminate our land use rights agreements, our ability to fulfill our customers’ orders may be negatively impacted. These risks may have an adverse effect on our Chinese manufacturing operations and our overall business and results of operations.

We are reliant upon our information technology systems, and any major disruption of these systems could adversely impact our reputation and our ability to effectively operate our business.
Our computer network and systems are essential to all aspects of our operations, including design, pricing, production, forecasting, ordering, manufacturing, transportation, sales and distribution. Our ability to manage and maintain our inventory and to deliver products in a timely manner depends on these systems. If any of these systems fails to operate as expected, we experience problems with transitioning to upgraded or replacement systems, or a breach in security occurs, we may experience delays in product fulfillment and reduced efficiency in our operations or be required to expend significant capital to correct the problem, which may have an adverse effect on our results of operations and financial condition.

We have converted certain of our existing applications to an integrated enterprise resource planning (“ERP”) system provided by third-party vendors. In the fourth quarter of 2010, we went live on our new ERP system. The operation of this new system carries various risks and uncertainties, including the risk that we will be unable to use the system as expected to successfully execute our strategies and operate our business in a time and cost efficient manner. Future unforeseen issues, interruptions and costs related to our ERP system or any new technology system may cause additional delays or inefficiencies.

We may fail to protect the integrity and security of consumer and associate information.
We routinely possess sensitive consumer and associate information, and we have taken reasonable and appropriate steps to protect that information. However, hackers and data thieves operate sophisticated, large scale attacks that could result in a breach of our security. In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data. Any breach of our network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

Our success depends on our ability to retain senior management and recruit and retain other key associates.
Our success depends on our ability to attract, retain and motivate qualified management, administrative, product development and sales personnel to support existing operations and future growth. In addition, our ability to successfully integrate acquired businesses often depends on our ability to retain incumbent personnel, many of whom possess valuable institutional knowledge and operating experience. Competition for qualified personnel in the footwear industry is intense, and we compete for these individuals with other companies that in many cases have superior financial and other resources. The loss of the services of any member of our senior management, the inability to attract and retain other qualified personnel or the inability to effectively transition senior management positions could adversely affect the sales, design and production of our products as well as the implementation of our strategic initiatives.

Our reputation and competitive position are dependent on our ability to license well-recognized brands, license our own brands under successful licensing arrangements and protect our intellectual property rights.

Licenses – Company as Licensee
Although we own many of our wholesale brands, we also rely on our ability to attract and retain licensors that have strong, well-recognized brands and trademarks. Our license agreements are generally for an initial term of two to four years, subject to renewal, and there can be no assurance that we will be able to renew these licenses. Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and the failure to meet such levels may result in the termination or non-renewal of such licenses. Furthermore, many of our license agreements require minimum royalty payments, and if we are unable to generate sufficient sales and profitability to cover these minimum royalty requirements, we may be required to make additional payments to the licensors that could have a material adverse effect on our business and results of operations. In addition, because certain of our license agreements are non-exclusive, new or existing competitors may obtain licenses with overlapping product or geographic terms, resulting in increased competition for a particular market.

Licenses – Company as Licensor
We have entered into numerous license agreements with respect to the brands and trademarks that we own. While we have significant control over our licensees’ products and advertising, we generally cannot control their operational and financial issues. If our licensees are not able to meet annual sales and royalty goals, obtain financing, manage their supply chain, control quality and maintain positive relationships with their customers, our business, results of operations and financial position may be adversely affected. While we would likely have the ability to terminate an underperforming license, it may be difficult and costly to locate an acceptable substitute distributor or licensee, and we may experience a disruption in our sales and brand visibility. In addition, although many of our license agreements prohibit the licensees from entering into licensing arrangements with certain of our competitors, they are generally not prohibited from offering, under other brands, the types of products covered by their license agreements with us.

Trademarks
We believe that our trademarks and trade names are important to our success and competitive position because our distinctive marks create a market for our products and distinguish our products from other products. We cannot, however, guarantee that we will be able to secure protection for our intellectual property in the future or that such protection will be adequate for future operations. Furthermore, we face the risk of ineffective protection of intellectual property rights in jurisdictions where we source and distribute our products, some of which do not protect intellectual property rights to the same extent as the United States. If we are unsuccessful in challenging a party’s products on the basis of infringement of our intellectual property rights, continued sales of these products could adversely affect our sales, devalue our brands and result in a shift in consumer preference away from our products. We may face significant expenses and liability in connection with the protection of our intellectual property rights, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

Our retail business depends on our ability to secure affordable and desirable leased locations without creating a competitive concentration of stores.
Our Famous Footwear and Specialty Retail segments operate leased retail footwear stores. Accordingly, the success of our retail business depends, in part, on our ability to secure affordable, long-term leases in desirable locations and to secure renewals of such leases. No assurance can be given that we will be able to successfully negotiate lease renewals for existing stores or obtain acceptable terms for new stores in desirable locations. In addition, opening new Famous Footwear stores in our existing markets may result in reduced net sales in existing stores as our stores become more concentrated in the markets we serve. As a result, the number of consumers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced.

A disruption in the effective functioning of our distribution centers could adversely affect our ability to deliver inventory on a timely basis.
We currently utilize several distribution centers, which are owned, leased or third-party managed. These distribution centers serve as the source of replenishment of inventory for our footwear stores operated by our Famous Footwear and Specialty Retail segments and serve our Wholesale Operations segment. We may be unable to successfully manage, negotiate or renew our third-party distribution center agreements, or we may experience complications with respect to our distribution centers, such as substantial damage to or destruction of such facilities. In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis. While we maintain business interruption insurance, it may not adequately protect us from adverse effects caused by significant disruptions in our distribution centers.

If we are unable to maintain working relationships with our major branded suppliers, our business, results of operations, financial condition and cash flows may be adversely impacted.
Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of Famous Footwear to obtain products from our suppliers on a timely basis and on acceptable terms. While we believe our relationships with our current suppliers are good, the loss of any of our major suppliers or product developed exclusively for Famous Footwear could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions may adversely impact our suppliers. If these third-parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

Our quarterly sales and earnings may fluctuate, and securities analysts may not accurately estimate our financial results, which may result in volatility in, or a decline in, our stock price.
Our quarterly sales and earnings can vary due to a number of factors, many of which are beyond our control, including the following:

•
Our Famous Footwear retail business is seasonally weighted to the back-to-school season, which falls in our third fiscal quarter. As a result, the success of our back-to-school offering, which is affected by our ability to anticipate consumer demand and fashion trends, could have a disproportionate impact on our full year results.

•
In our wholesale business, sales of footwear are dependent on orders from our major customers, and they may change delivery schedules, change the mix of products they order or cancel orders without penalty.

•
Our wholesale customers set the delivery schedule for shipments of our products, which could cause shifts of sales between quarters. Our estimated annual tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter.

•
Our earnings are also sensitive to a number of factors that are beyond our control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, consumer sentiment and currency exchange rate fluctuations.

As a result of these specific and other general factors, our operating results will vary from quarter to quarter, and the results for any particular quarter may not be indicative of results for the full year. Any shortfall in sales or earnings from the levels expected by investors or securities analysts could cause a decrease in the trading price of our common stock.

In addition, various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.

Changes in tax laws, policies and treaties could result in higher taxes, lower profitability and increased volatility in our financial results.
Our financial results are significantly impacted by our effective tax rates, for both domestic and international operations. Our effective income tax rate could be adversely affected by factors such as changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in permitted deductions, changes in tax laws, interpretations, policies and treaties, the outcome of income tax audits in various jurisdictions and any repatriation of earnings from our international operations. The occurrence of such events may result in higher taxes, lower profitability and increased volatility in our financial results.

Transitional challenges with acquisitions and/or joint ventures could result in unexpected expenditures of time and resources.
Periodically, we pursue acquisitions of other companies or businesses and/or joint ventures. Although we review the records of acquisition candidates, the review may not reveal all existing or potential problems. As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated liabilities. In addition, the business may not perform as well as expected. We face the risk that the returns on acquisitions and/or joint ventures will not support the expenditures or indebtedness incurred to acquire or launch such businesses. We also face the risk that we will not be able to integrate acquisitions and/or joint ventures into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

Our business, results of operations, financial condition and cash flows could be adversely affected by the failure of financial institutions to fulfill their commitments under our Credit Agreement.
Our Third Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on January 7, 2016, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $530.0 million in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement provides for up to an additional $150.0 million of optional availability pursuant to a provision commonly referred to as an “accordion feature.” If one or more of the financial institutions participating in the senior secured revolving credit facility were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution might not be available to us.

If we are unable to maintain our credit rating, our ability to access capital and interest rates may be negatively impacted.
The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Any negative ratings actions could constrain the capital available to our company or our industry and could limit our access to long-term funding or cause such access to be available at a higher borrowing cost for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest expense will likely increase, which could adversely affect our financial condition and results of operations.

We may be unable to gain the expected efficiencies from our key strategic initiatives.
In 2011, we conducted a review of our portfolio to identify and take action around businesses that either do not fit our target consumer platforms – family, healthy living and contemporary fashion – or that are underperforming. As a result of this review, we announced that we would be exiting certain unprofitable portions of our business, closing certain stores and making other infrastructure changes. We continue to take actions to respond to this review in an effort to focus on our target consumer platforms, maximize operating efficiency and shareholder value and reduce costs. Achievement of our strategic goals depends in part on our ability to identify, develop and execute initiatives appropriately and effectively. There can be no assurance that we will gain the expected efficiencies from our strategic initiatives within a targeted timeframe or within targeted costs.

Our ability to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and expand our footwear offerings and retail and wholesale distribution channels. As our business grows, we may need to improve and enhance our overall financial and managerial controls, reporting systems and procedures to effectively manage our growth. We may be unable to successfully implement our current growth strategy or other growth strategies or effectively manage our growth, any of which would negatively impact our business, results of operations and financial condition.

We are subject to periodic litigation and other regulatory proceedings, which could result in the unexpected expenditure of time and resources.
We are a defendant from time to time in lawsuits and regulatory actions (including environmental matters) relating to our business and to our past operations. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require that we devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business. See Item 3, Legal Proceedings, for further discussion of pending matters.

Rising insurance costs could adversely affect our results of operations, financial condition and cash flows.
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

During 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on healthy insurers and health care benefits. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we conduct business.

We are subject to legislative or regulatory initiatives related to global warming/climate change concerns, which could negatively affect our business.
There has been an increasing focus and debate on global climate change, including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an unspecified array of environmental matters. Legislative, regulatory or other efforts to globally combat climate change could have negative implications, including, but not limited to, future tax increases, increased costs of transportation and utilities and other cost increases imposed on foreign sources of production, all of which could decrease our operating earnings. We are unable to predict the potential effects that any such future initiatives may have on our business.

ITEM 1B	UNRESOLVED STAFF COMMENTS
None.

ITEM 2	PROPERTIES
We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail footwear operations are conducted throughout the United States, Canada, China and Guam and involve the operation of 1,323 shoe stores, including 106 in Canada and 23 in China. All store locations are leased, with approximately 60% of them having renewal options. Famous Footwear operates a leased 800,000 square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee, a leased 380,000 square-foot distribution center, including a mezzanine level, in Bakersfield, California and a leased 750,000 square foot distribution center, including a mezzanine level, in Sun Prairie, Wisconsin that will close during the first quarter of 2012. We also operate an owned 150,000 square-foot distribution facility in Perth, Ontario.

Our Wholesale Operations segment utilizes leased office space in New York, New York, where we also maintain showrooms for our wholesale brands, and leased office space located in Aliso Viejo, California (“Los Angeles”). Our Canada wholesale division operates from an owned building in Perth, Ontario and from leased office space in Laval, Quebec. We also lease office space in China, Hong Kong, Macau and Italy, five sample-making facilities in Dongguan, Putian and JiangXi, China and we lease two manufacturing facilities in JiangXi, China. The footwear sold through our domestic Wholesale Operations is processed through one of three main distribution centers: an owned distribution center in Sikeston, Missouri, which has 720,000 square feet, including mezzanine levels, a third-party facility in Chino, California and a 320,000 square-foot leased facility in Fontana, California. We expect to close our Sikeston, Missouri distribution center in 2012.

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

ITEM 4	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “BWS.” As of January 28, 2012, we had approximately 3,500 shareholders of record. The following table sets forth for each fiscal quarter during 2011 and 2010 the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share.

	2011			2010
	Low	High	Dividends Paid	Low	High	Dividends Paid
1st Quarter	$10.39	$15.77	$0.07	$11.56	$19.96	$0.07
2nd Quarter	8.85	12.79	0.07	13.71	19.10	0.07
3rd Quarter	5.85	10.31	0.07	10.25	15.16	0.07
4th Quarter	7.51	9.72	0.07	11.12	15.28	0.07

Restrictions on the Payment of Dividends
Our Third Amended and Restated Credit Agreement (the “Credit Agreement”) and our 7.125% senior notes due in 2019 (the “2019 Senior Notes”) limit the amount of dividends that can be declared and paid. However, we do not believe this limitation materially restricts the Board of Directors’ ability to declare or our ability to pay regular quarterly dividends to our common stockholders.

In addition to this limitation, the declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial conditions, future prospects and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities
The following table represents issuer purchases of equity securities.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 30, 2011 – November 26, 2011	–		$–	–	2,500,000

November 27, 2011 – December 31, 2011	1,946	(2)	8.80	–	2,500,000

January 1, 2012 – January 28, 2012	4,956	(2)	8.50	–	2,500,000

Total	6,902	(2)	$8.58	–	2,500,000
(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased during 2011; therefore, there were 2.5 million shares authorized to be purchased under the program as of January 28, 2012. Repurchases of common stock are limited under our debt agreements.

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

Stock Performance Graph
The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P© 600 SmallCap Stock Index and (ii) a peer group of companies believed to be engaged in similar businesses. Our peer group consists of Genesco, Inc., Collective Brands, Inc. (including Payless ShoeSource), Shoe Carnival, Inc., DSW, Inc., Skechers U.S.A., Inc., Steven Madden, Ltd. and Wolverine World Wide, Inc. In August 2007, Payless ShoeSource changed its name to Collective Brands, Inc. and acquired The Stride Rite Corporation. The results of The Stride Rite Corporation are included within the graph through the date of acquisition. In prior years, we included The Timberland Company in our peer group. During 2011, The Timberland Company was purchased by V.F. Corporation, a branded lifestyle apparel and related products company, which is not primarily focused in the footwear industry and, therefore, is not considered a peer. As a result, the stock performance of The Timberland Company has been removed from the peer group in all of the years presented.

Our fiscal year ends on the Saturday nearest to each January 31; accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at February 3, 2007. The graph also assumes that all dividends were reinvested and that investments were held through January 28, 2012. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

	2/3/2007	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012
Brown Shoe Company, Inc.	$100	$48.53	$13.50	$37.04	$39.26	$30.87
Peer Group	100	65.15	39.17	78.20	90.91	117.13
S&P© 600 SmallCap Stock Index	100	93.88	57.99	80.59	104.82	114.12

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report.

($ thousands, except per share amounts)	2011 (52 Weeks)	2010 (52 Weeks)	2009 (52 Weeks)	2008 (52 Weeks)	2007 (52 Weeks)
Operations:
Net sales	$2,582,824	$2,504,091	$2,241,968	$2,276,362	$2,359,909
Cost of goods sold	1,586,184	1,500,537	1,338,829	1,394,126	1,416,510
Gross profit	996,640	1,003,554	903,139	882,236	943,399
Selling and administrative expenses	937,419	922,976	859,693	851,893	827,350
Restructuring and other special charges, net	23,671	7,914	11,923	54,278	19,000
Impairment of goodwill and intangible assets	–	–	–	149,150 (4)	–
Equity in net loss of nonconsolidated affiliate	–	–	–	216	439
Operating earnings (loss)	35,550	72,664	31,523	(173,301)	96,610
Interest expense	(26,141)	(19,647)	(20,195)	(17,105)	(16,232)
Loss on early extinguishment of debt	(1,003)	–	–	–	–
Interest income	644	203	374	1,800	3,434
Earnings (loss) before income taxes from continuing operations	9,050	53,220	11,702	(188,606)	83,812
Income tax (provision) benefit	(326)	(16,160)	(1,259)	53,793	(23,483)
Net earnings (loss) from continuing operations	8,724	37,060	10,443	(134,813)	60,329
Discontinued operations:
Earnings from operations of subsidiary, net of tax	1,701	–	–	–	–
Gain on sale of subsidiary, net of tax	13,965	–	–	–	–
Net earnings from discontinued operations	15,666	–	–	–	–
Net earnings (loss)	24,390	37,060	10,443	(134,813)	60,329
Net (loss) earnings attributable to noncontrolling interests	(199)	(173)	943	(1,575)	(98)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$24,589	$37,233	$9,500	$(133,238)	$60,427
Operations:
Return on net sales	1.0%	1.5%	0.4%	(5.9)%	2.6%
Return on beginning Brown Shoe Company, Inc. shareholders’ equity	5.9%	9.3%	2.4%	(23.9)%	11.5%
Return on average invested capital(1)	4.0%	7.8%	3.6%	(17.2)%	9.5%
Dividends paid	$12,076	$12,254	$12,009	$11,855	$12,312
Purchases of property and equipment	$27,857	$30,781	$24,880	$60,417	$41,355
Capitalized software	$10,707	$24,046	$25,098	$16,327	$5,770
Depreciation and amortization(2)	$61,449	$52,517	$53,295	$56,510	$52,148
Per Common Share:
Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.57	$0.85	$0.22	$(3.21)	$1.38
Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	0.56	0.85	0.22	(3.21)	1.36
Dividends paid	0.28	0.28	0.28	0.28	0.28
Ending Brown Shoe Company, Inc. shareholders’ equity	9.83	9.45	9.38	9.31	13.35
Financial Position:
Receivables, net	$154,022	$113,937	$84,297	$84,252	$116,873
Inventories, net	561,797	524,250	456,682	466,002	435,682
Working capital	290,558	296,376	294,186	279,297	333,142
Property and equipment, net	131,471	135,632	141,561	157,451	141,964
Total assets	1,227,476	1,148,043	1,040,150	1,026,031	1,099,841
Average net assets(3)	440,774	483,398	465,057	496,979	496,996
Borrowings under our revolving credit agreement	201,000	198,000	94,500	112,500	15,000
Long-term debt	198,633	150,000	150,000	150,000	150,000
Brown Shoe Company, Inc. shareholders’ equity	412,669	415,080	402,171	394,104	558,577
Average common shares outstanding – basic	41,126	42,156	41,585	41,525	43,223
Average common shares outstanding – diluted	41,668	42,487	41,649	41,525	43,916
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

(1)
Return on average invested capital is calculated by dividing operating earnings (loss) for the period, adjusted for income taxes at the applicable effective rate, by the average of each month-end invested capital balance during the year. Invested capital is defined as Brown Shoe Company, Inc. shareholders’ equity plus long-term debt and borrowings under the Credit Agreement.

(2)
Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized software, intangibles and debt issuance costs. The amortization of debt issuance costs is reflected within interest expense in our consolidated statement of earnings and totaled $2.3 million in 2011, $2.2 million in 2010, $2.2 million in 2009, $1.6 million in 2008 and $1.5 million in 2007.

(3)
Average net assets are calculated as the average of each month-end net asset balance during the year. Net assets are calculated as the sum of working capital, property and equipment, net and capitalized software, net.

(4)	During 2008, we recognized non-cash impairment charges to goodwill and intangibles totaling $149.2 million.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview
We are a global footwear company with annual net sales of $2.6 billion that puts consumers and their needs first, by targeting family, healthy living and contemporary fashion platforms. Our mission is to inspire people to feel good and live better... feet first! We offer the consumer a powerful portfolio of footwear stores and global footwear brands. As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points. We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels. A combination of talent acquisition, thoughtful planning and rigorous execution is key to our success in optimizing our business and brand portfolio.

Retail
In our retail business, our focus is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion and athletic footwear at a great price coupled with engaging marketing programs and exclusive products. Our family platform includes Famous Footwear, which is one of America’s leading family branded footwear retailers with over 1,000 stores. Our Specialty Retail segment operates 234 retail stores in the United States and Canada, primarily under the Naturalizer name, as well as several stores in China. Our Specialty Retail segment also includes Shoes.com and our other e-commerce businesses, with the exception of FamousFootwear.com, which is included in our Famous Footwear segment.

Wholesale
Our wholesale business is consumer focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns. Our healthy living and contemporary fashion platforms are comprised of the Naturalizer, Dr. Scholl’s Shoes, Avia, Franco Sarto, Sam Edelman, LifeStride, Via Spiga, RYKÄ and Vera Wang brands. Through these brands we offer our customers a diversified portfolio, each designed and targeted to a specific consumer segment within the marketplace. We are able to showcase many of our brands in our retail stores, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products.

Financial Highlights
Overall, 2011 was a year of transition for us. We experienced an increase in our Wholesale Operations net sales as a result of the acquisition of ASG, which was partially offset by declines in net sales at both our Famous Footwear and Specialty Retail segments. Despite the overall increase in net sales, we experienced a decline in gross profit and operating earnings due to several factors, including: (a) a significant decline in the sale of toning footwear, (b) significant restructuring and other charges related to our portfolio realignment, (c) continued efforts to stabilize our ERP system that went live in December 2010 and (d) costs related to the acquisition and integration of ASG. While our portfolio realignment initiatives will continue into 2012, we believe the challenges and costs incurred in 2011 related to these items and the stabilization of our ERP system have helped us in building a stronger foundation for 2012.

The following is a summary of the financial highlights for 2011:

•
Consolidated net sales increased $78.7 million, or 3.1%, to $2.6 billion in 2011, compared to $2.5 billion last year. Net sales of our Wholesale Operations segment increased $116.5 million while our Famous Footwear and Specialty Retail segments decreased $30.2 million and $7.6 million, respectively.

•	Consolidated operating earnings were $35.6 million in 2011, compared to $72.7 million last year.
•	Consolidated net earnings attributable to Brown Shoe Company, Inc. were $24.6 million, or $0.56 per diluted share, in 2011, compared to $37.2 million, or $0.85 per diluted share, last year.

The following items should be considered in evaluating the comparability of our 2011 results:

•
Gain on sale of The Basketball Marketing Company, Inc. (“TBMC”) – We recorded a gain on the sale of TBMC, a company that markets and sells footwear bearing the AND 1 brand-name, totaling $20.6 million ($14.0 million on an after-tax basis, or $0.32 per diluted share) during 2011. We acquired TBMC in conjunction with the acquisition of ASG in February 2011.

•
Incentive plans – Our selling and administrative expenses were lower by $20.6 million during 2011, compared to last year, due to lower anticipated payments under our cash and stock-based incentive plans.

•
Portfolio realignment – During 2011, we began our portfolio realignment, including certain wholesale brand exits, retail store closures and other infrastructure changes, that resulted in expenses of $19.2 million ($12.0 million on an after-tax basis, or $0.28 per diluted share). The portfolio realignment expenses are reflected in both restructuring and other special charges, net, ($17.2 million) and cost of goods sold ($2.0 million). There were no corresponding charges in 2010. See Note 5 to the consolidated financial statements for additional information.

•
ERP stabilization – During 2011, we continued to make progress in the stabilization of our new ERP system (which we implemented in late 2010, as discussed more fully below). However, our 2011 results were negatively impacted by increases in allowances and customer charge backs, margin related to lost sales and incremental stabilization costs related to our ERP platform. We estimate that the impact of these items reduced earnings before income taxes by $12.8 million ($7.8 million on an after-tax basis, or $0.18 per diluted share), net of a $3.3 million recovery from a third-party service provider, in 2011.

•
ASG acquisition and integration costs – We incurred costs of $6.5 million ($4.5 million on an after-tax basis, or $0.11 per diluted share) during 2011 related to the acquisition and integration of ASG recorded within restructuring and other special charges, net. We incurred costs of $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) related to the acquisition of ASG during 2010 recorded within restructuring and other special charges, net. See Note 2 and Note 5 to the consolidated financial statements for additional information.

•
Acquisition related cost of goods sold adjustment – We incurred costs of $4.2 million ($2.5 million on an after-tax basis, or $0.05 per diluted share) during 2011, associated with the impact to cost of goods sold of the inventory fair value adjustment in connection with the acquisition of ASG, with no corresponding costs during 2010. See Note 2 to the consolidated financial statements for additional information related to these costs.

•
Loss on early extinguishment of debt – During 2011, we incurred expenses of $1.0 million ($0.6 million on an after-tax basis, or $0.02 per diluted share) to extinguish our senior notes prior to maturity in 2012. There were no corresponding charges in 2010.

•
Information technology initiatives – We incurred expenses of $6.8 million ($4.6 million on an after-tax basis, or $0.10 per diluted share) in 2010, related to our ERP system that replaced select internally developed and certain other third-party applications. These expenses were included in restructuring and other special charges, net. See Note 5 to the consolidated financial statements for additional information.

Our debt-to-capital ratio, as defined in the Liquidity and Capital Resources – Working Capital and Cash Flow section, increased to 49.1% as of January 28, 2012, compared to 45.6% at January 29, 2011, primarily due to our $51.6 million increase in borrowings under our 2019 Senior Notes and Credit Agreement at the end of 2011, due to the acquisition of ASG, as described further in Note 2 to the consolidated financial statements, and the repurchase of 2.5 million shares of our common stock for $25.5 million. Our current ratio, as defined in the Liquidity and Capital Resources – Working Capital and Cash Flow section, was 1.55 to 1 at January 28, 2012, compared to 1.58 to 1 at January 29, 2011. Inventories at January 28, 2012 were $561.8 million, up from $524.3 million at January 29, 2011, primarily due to an increase in inventories for Wholesale Operations due to the acquisition of ASG, partially offset by a decrease in inventories at Famous Footwear.

Outlook for 2012
We made progress in the first phase of our portfolio realignment efforts during 2011 and will continue these efforts into 2012. The first phase of our portfolio realignment includes selling our AND 1 division (TBMC, which was acquired with ASG in 2011); closing two distribution centers and a factory in China; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing or relocating numerous underperforming or poorly aligned retail stores and other infrastructure changes. These efforts were designed to position us to be somewhat smaller but stronger and more profitable in the future. While we believe the consumer environment will remain challenging in 2012, we feel our brands and product offerings are well-positioned in the marketplace and will enable us to further capitalize on consumers’ desire for trend-right products. Going forward we will focus on improving profitability, continuing to drive our products, investing in and developing our brands through identifying new design talent and engaging our retail consumer through effective marking campaigns and fresh products. As a result, we expect same-store sales at Famous Footwear will remain flat or grow in the low single digit percentage range in 2012 and that our wholesale net sales will decrease in the low single digit percentage range in 2012 as compared to 2011.

Following are the consolidated results and the results by segment for 2011, 2010 and 2009:

CONSOLIDATED RESULTS
	2011		2010		2009
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,582.8	100.0%	$2,504.1	100.0%	$2,242.0	100.0%
Cost of goods sold	1,586.2	61.4%	1,500.5	59.9%	1,338.9	59.7%
Gross profit	996.6	38.6%	1,003.6	40.1%	903.1	40.3%
Selling and administrative expenses	937.3	36.3%	923.0	36.9%	859.7	38.4%
Restructuring and other special charges, net	23.7	0.9%	7.9	0.3%	11.9	0.5%
Operating earnings	35.6	1.4%	72.7	2.9%	31.5	1.4%
Interest expense	(26.1)	(1.0)%	(19.7)	(0.8)%	(20.2)	(0.9)%
Loss on early extinguishment of debt	(1.0)	0.0%	–	–	–	–
Interest income	0.6	0.0%	0.2	0.0%	0.4	0.0%
Earnings before income taxes from continuing operations	9.1	0.4%	53.2	2.1%	11.7	0.5%
Income tax provision	(0.4)	(0.1)%	(16.1)	(0.6)%	(1.3)	(0.1)%
Net earnings from continuing operations	8.7	0.3%	37.1	1.5%	10.4	0.4%
Discontinued operations:
Earnings from operations of subsidiary, net of tax	1.7	0.1%	–	–	–	–
Gain on sale of subsidiary, net of tax	14.0	0.5%	–	–	–	–
Net earnings from discontinued operations	15.7	0.6%	–	–	–	–
Net earnings	24.4	0.9%	37.1	1.5%	10.4	0.4%
Net (loss) earnings attributable to noncontrolling interests	(0.2)	(0.1)%	(0.1)	0.0%	0.9	0.0%
Net earnings attributable to Brown Shoe Company, Inc.	$24.6	1.0%	$37.2	1.5%	$9.5	0.4%

Net Sales
Net sales increased $78.7 million, or 3.1%, to $2.6 billion in 2011, compared to $2.5 billion last year. Wholesale Operations experienced an increase in net sales during 2011 as compared to last year, partially offset by decreases in Famous Footwear and Specialty Retail net sales during 2011. Our Wholesale Operations segment reported a $116.5 million, or 15.4%, increase in net sales (excluding $19.7 million of net sales attributable to TBMC that are reflected in net earnings from discontinued operations), primarily as a result of the acquisition of ASG during 2011, which contributed $135.5 million in net sales. Our Famous Footwear segment reported a $30.2 million decrease in net sales, reflecting a 1.2% same-store sales decrease and a lower store count. The net sales of our Specialty Retail segment decreased $7.6 million, primarily due to a decrease in store count, partially offset by a same-store sales increase of 1.7%.

Net sales increased $262.1 million, or 11.7%, to $2.5 billion in 2010, compared to $2.2 billion in 2009. All segments experienced an increase in net sales during 2010 as compared to 2009. Our Famous Footwear segment reported a $122.9 million increase in net sales, reflecting a 10.5% same-store sales increase, resulting from a higher conversion rate in our stores, higher average retail prices and increases in consumer traffic levels. Our Wholesale Operations segment reported a $122.6 million, or 19.4%, increase in net sales, primarily as a result of strong demand and sales growth in nearly all of our brands, primarily led by our Naturalizer, Dr. Scholl’s Shoes, Sam Edelman, Via Spiga and Vera Wang divisions. The net sales of our Specialty Retail segment increased $16.6 million, reflecting a same-store sales increase of 6.6% in our retail stores, higher net sales at Shoes.com and an increase in the Canadian dollar exchange rate.

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

Gross Profit
Gross profit decreased $7.0 million, or 0.7%, to $996.6 million in 2011, compared to $1.0 billion last year resulting from lower gross margins at our Famous Footwear and Specialty Retail segments. As a percent of net sales, our gross margin decreased to 38.6% in 2011, from 40.1% last year. The decrease in gross margin was primarily due to Famous Footwear’s lower toning footwear sales and increased promotional activity. Our Specialty Retail segment experienced lower gross margin due to lower sales of high-margin products, such as toning footwear and boots in 2011 as compared to last year. Our Wholesale Operations margins were flat as compared to 2010. While our Wholesale Operations segment benefited from the acquisition of ASG in 2011, the segment also experienced higher product costs and inventory markdowns this year. Gross margins in our Wholesale Operations segment were also negatively impacted by the stabilization of our ERP system, including higher customer allowances, chargebacks and air freight charges (estimated to be $11.9 million), the impact to cost of goods sold of the inventory fair value adjustment in connection with the acquisition of ASG ($4.2 million) and other cost of goods sold adjustments associated with our portfolio realignment ($1.6 million). Retail and wholesale net sales were 66.3% and 33.7%, respectively, in 2011 compared to 69.9% and 30.1% in 2010. Gross margins in our retail businesses are higher than in wholesale.

Gross profit increased $100.5 million, or 11.1%, to $1.0 billion in 2010, compared to $903.1 million in 2009 resulting from higher net sales. As a percent of net sales, our gross margin decreased to 40.1% in 2010, from 40.3% in 2009. The decrease in gross margin was primarily due to our Wholesale Operations segment, which experienced higher product costs and greater markdowns and allowances resulting from industry-wide sourcing and supply chain issues, and order fulfillment challenges resulting from business process changes, data conversion and learning curves associated with the Company’s systems transition that went live in December 2010. This decrease was partially offset by improvements in gross margins recognized by both our Famous Footwear and Specialty Retail segments. Our Famous Footwear segment experienced a significant decrease in promotional activity and strong sales of higher-margin product categories, such as toning footwear and boots, in 2010 as compared to 2009. Our Specialty Retail segment experienced improved retail sell-through, partially offset by a lower gross margin for Shoes.com in 2010 as compared to 2009. In addition, as a percentage of consolidated sales, we experienced an increased mix of wholesale sales, which carry a lower gross margin.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses rates, as a percent of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $14.3 million, or 1.6%, to $937.3 million in 2011 compared to $923.0 million last year and increased $63.3 million, or 7.4%, in 2010 compared to $859.7 million in 2009.

Selling and administrative expenses increased $14.3 million in 2011 compared to last year primarily due to the inclusion of ASG’s selling and administrative expenses ($41.2 million) and higher information systems related costs associated with our new ERP platform. We also experienced higher selling and merchandising costs, partially offset by lower incentive plan costs due to lower expected payouts under both cash and stock-based plans ($20.6 million). As a percent of net sales, selling and administrative expenses decreased to 36.3% in 2011 from 36.9% last year.

Selling and administrative expenses increased $63.3 million in 2010 compared to 2009. We experienced higher selling and merchandising costs, driven by higher sales volumes across all of our segments. We also incurred higher marketing expenses and higher anticipated payments under our incentive plans. These increases were partially offset by a decline in our retail facilities expenses as a result of our lower store count and cost savings initiatives. As a percent of net sales, selling and administrative expenses decreased to 36.9% in 2010 from 38.4% in 2009. This decrease is due to the better leveraging of our expense base over the higher sales volume.

Restructuring and Other Special Charges, Net
Restructuring and other special charges, net increased $15.8 million to $23.7 million during 2011, compared to $7.9 million last year as a result of the following items (see Note 5 to the consolidated financial statements for additional information related to these charges and recoveries):

•	Portfolio realignment – We incurred charges of $17.2 million during 2011 related to our portfolio realignment with no corresponding charges in 2010.
•
Acquisition and integration related costs – We incurred $6.5 million of costs during 2011 related to the acquisition and integration of ASG, which we purchased on February 17, 2011, with $1.1 million in corresponding charges last year.

•
Information technology initiatives – We incurred no charges during 2011 related to our ERP system with $6.8 million in corresponding charges last year. Subsequent to going live on our ERP system in the fourth quarter of 2010, all expenses related to our ERP system have been reflected in selling and administrative expenses.

As a percent of net sales, restructuring and other special charges, net, increased to 0.9% in 2011, from 0.3% last year, reflecting the above-named factors.

Restructuring and other special charges, net, decreased $4.0 million to $7.9 million during 2010, compared to $11.9 million in 2009 as a result of the following items:

•	Information technology initiatives – We incurred charges of $6.8 million during 2010 related to our ERP system, with $9.2 million in corresponding charges in 2009.
•	Acquisition-related costs – We incurred $1.1 million of costs during 2010 related to the acquisition of ASG, which closed on February 17, 2011, with no corresponding costs in 2009.
•	Organizational changes – During 2009, we incurred charges of $4.6 million related to the retirement of two executive officers with no corresponding charges in 2010.
•
Headquarters consolidation – During 2009, we recorded income of $1.9 million as a result of an expanded sublease arrangement related to our former Famous Footwear division headquarters in Madison, Wisconsin with no corresponding income recorded in 2010.

As a percent of net sales, restructuring and other special charges, net decreased to 0.3% in 2010, from 0.5% in 2009, reflecting the above-named factors.

Operating Earnings
Operating earnings decreased $37.1 million, or 51.1%, to $35.6 million in 2011 compared to $72.7 million last year due to the increases in restructuring and other special charges, net and selling and administrative expenses and the decrease in gross profit, all partially offset by an increase in net sales, as discussed above.

We reported operating earnings of $72.7 million in 2010 compared to $31.5 million in 2009 due to the increase in net sales and decline in restructuring and other special charges, net, partially offset by an increase in our selling and administrative expenses and a decline in gross margin, as discussed above.

Interest Expense
Interest expense increased $6.4 million, or 33.1%, to $26.1 million in 2011 compared to $19.7 million last year and decreased $0.5 million, or 2.7%, in 2010 compared to $20.2 million in 2009.

The increase in interest expense in 2011 was primarily due to higher average borrowings under our Credit Agreement and the increase in long-term debt in connection with the refinancing of our senior notes in early 2011 as a result of the additional capital needed in connection with our acquisition of ASG and the repurchase of 2.5 million shares of our common stock.

The decrease in interest expense in 2010 is primarily due to lower rates on borrowings under our Credit Agreement, increased capitalization of interest related to our ERP system and decreased interest expense associated with a sublease arrangement that was expanded during 2009. Increased interest expense resulting from higher average borrowings under our Credit Agreement partially offset these decreases.

Loss on Early Extinguishment of Debt
During 2011, we redeemed all of our senior notes due in 2012. We incurred certain debt extinguishment costs to retire these notes prior to maturity totaling $1.0 million, of which $0.6 million was non-cash charges related to unamortized debt issuance costs and $0.4 million represented cash paid for tender premiums. We did not incur such costs in 2010 or 2009.

Income Tax Provision
Our consolidated effective tax rate on continuing operations was a provision of 3.6% in 2011 compared to 30.4% in 2010 and 10.8% in 2009. Our consolidated effective tax rate is generally below the federal statutory rate of 35% because our foreign earnings are subject to lower statutory tax rates.

In 2011, we incurred a pretax loss in our domestic operations and pretax earnings in foreign jurisdictions. Our domestic effective tax rate was less than the statutory rate due to the impact of non-deductible permanent items applied to the domestic loss and the impact of the earnings mix between domestic and international tax jurisdictions. Our foreign tax jurisdictions have lower tax rates than domestic. These factors resulted in an overall effective tax provision rate of 3.6% on continuing operations in 2011.

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

Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $8.7 million in 2011 compared to $37.1 million in 2010, as a result of the factors described above.

We reported net earnings from continuing operations of $37.1 million in 2010 compared to $10.4 million in 2009, as a result of the factors described above.

Net Earnings from Discontinued Operations
During 2011, we sold TBMC, which markets and sells footwear bearing the AND 1 brand-name. As such, the operations of TBMC and the gain on sale of this subsidiary were reported as discontinued operations. We reported net earnings from discontinued operations, net of tax, totaling $15.7 million in 2011, of which $1.7 million related to the operating results of TBMC, net of tax, and $14.0 million related to the gain on sale of the subsidiary, net of tax.

Net Earnings Attributable to Brown Shoe Company, Inc.
We reported net earnings attributable to Brown Shoe Company, Inc. of $24.6 million in 2011, compared to $37.2 million last year as a result of the reasons noted above.

We reported net earnings attributable to Brown Shoe Company, Inc. of $37.2 million in 2010, compared to $9.5 million in 2009 as a result of the reasons noted above.

Geographic Results
We have both domestic and foreign operations. Domestic operations include the nationwide operation of our Famous Footwear and Specialty Retail footwear stores, the wholesale distribution of footwear to numerous retail customers and the operation of our e-commerce websites. Foreign operations primarily consist of wholesale operations in the Far East, retailing operations in Canada and China and the operation of our international e-commerce websites. In addition, we license certain of our trademarks to third parties who distribute and/or operate retail locations internationally. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and earnings before income taxes was as follows:

	2011		2010		2009
($ millions)	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes
Domestic	$2,259.9	$(11.1)	$2,179.7	$23.8	$1,978.7	$(6.8)
Foreign	322.9	20.2	324.4	29.4	263.3	18.5
	$2,582.8	$9.1	$2,504.1	$53.2	$2,242.0	$11.7

The pretax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

We incurred a domestic loss before income taxes and had foreign earnings before income taxes in 2011. Our domestic loss reflected decreases in net sales at our Famous Footwear and Specialty Retail segments, a decrease in gross margins, an increase in selling and administrative expenses and an increase in restructuring and other special charges, net.

We had domestic and foreign earnings before income taxes in 2010 primarily as a result of the strong sales results in both our retail and wholesale businesses, partially offset by higher selling and administrative expenses, a portion of which are variable with higher sales volumes. Our performance is primarily attributable to the record sales results and operating earnings gains within our Famous Footwear segment and sales growth within our Wholesale Operations segment due to capitalization on key footwear trends.

We incurred domestic losses before income taxes in 2009 primarily as a result of the weak consumer environment that existed during the majority of 2009 and the impact of higher selling and administrative expenses and higher interest expense.

FAMOUS FOOTWEAR
	2011		2010		2009
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$1,456.3	100.0%	$1,486.5	100.0%	$1,363.6	100.0%
Cost of goods sold	821.1	56.4%	817.5	55.0%	770.7	56.5%
Gross profit	635.2	43.6%	669.0	45.0%	592.9	43.5%
Selling and administrative expenses	569.9	39.1%	578.6	38.9%	548.3	40.2%
Restructuring and other special charges, net	2.8	0.2%	–	–	–	–
Operating earnings	$62.5	4.3%	$90.4	6.1%	$44.6	3.3%

Key Metrics
Same-store sales % change	(1.2)%		10.5%		0.5%
Same-store sales $ change	$(17.3)		$138.0		$6.9
Sales change from new and closed stores, net	$(12.9)		$(15.1)		$36.7

Sales per square foot, excluding e-commerce	$186		$187		$167
Square footage (thousand sq. ft.)	7,484		7,677		7,868

Stores opened	49		32		55
Stores closed	70		51		64
Ending stores	1,089		1,110		1,129

Net Sales
Net sales decreased $30.2 million, or 2.0%, to $1,456.3 million in 2011 compared to $1,486.5 million last year. During 2011, same-store sales decreased 1.2%, or $17.3 million, reflecting lower consumer traffic and pairs per transaction, partially offset by higher average retail prices and an improved consumer conversion rate. The decrease in net sales was also due to a decline in sales of high-margin products, such as toning footwear. As a result of the same-store sales decrease, sales per square foot, excluding e-commerce, decreased 0.5% to $186, compared to $187 last year. Net closed stores resulted in a $12.9 million decrease in net sales due to the relocation of certain stores and the closure of underperforming stores. While we continued our traditional efforts of connecting with and engaging our consumers through our loyalty program, Rewards, our increased focus on social media also helped maintain a strong brand preference for Famous Footwear with our consumers. Approximately 62% of our net sales were made to members of Rewards in 2011, compared to 61% in 2010 and 2009.

Net sales increased $122.9 million, or 9.0%, to $1.5 billion in 2010 compared to $1.4 billion in 2009. During 2010, same-store sales increased 10.5%, or $138.0 million, reflecting a higher conversion rate in our stores, higher average retail prices and increases in consumer traffic levels. Net closed stores resulted in a $15.1 million decrease in net sales, partially offsetting the same-store sales increase. Overall, the improvement in net sales was broad-based with all major categories, channels and geographic regions contributing to the increase. As a result of the same-store sales increase, sales per square foot, excluding e-commerce, increased 11.5% to $187, compared to $167 in 2009.

Gross Profit
Gross profit decreased $33.8 million, or 5.1%, to $635.2 million in 2011 compared to $669.0 million last year due to a lower gross margin and net sales. As a percent of net sales, our gross margin decreased to 43.6% in 2011 compared to 45.0% last year. The decrease in our gross margin was driven by lower sales of toning footwear and an increase in promotional activity.

Gross profit increased $76.1 million, or 12.8%, to $669.0 million in 2010 compared to $592.9 million in 2009 due to the higher net sales and a higher gross margin. As a percent of net sales, our gross margin increased to 45.0% in 2010 compared to 43.5% in 2009. The increase in our gross margin was driven by a significant decrease in promotional activity and strong sales of higher-margin product categories, including toning footwear and boots, during 2010.

Selling and Administrative Expenses
Selling and administrative expenses decreased $8.7 million, or 1.5%, to $569.9 million during 2011 compared to $578.6 million last year. The decrease was primarily attributable to lower variable payroll and facilities expenses and a decrease in expected payouts under both our cash and stock-based plans ($3.8 million). These decreases were partially offset by higher marketing expenses. As a percent of net sales, selling and administrative expenses increased to 39.1% in 2011 from 38.9% last year, reflecting the lower net sales volume.

Selling and administrative expenses increased $30.3 million, or 5.5%, to $578.6 million during 2010 compared to $548.3 million in 2009. The increase was primarily attributable to higher selling and merchandising expenses, some of which are variable with higher sales volume, higher marketing expenses and higher anticipated payments under our incentive plans. These increases were partially offset by lower retail facilities expenses, primarily resulting from the lower store count. As a percent of net sales, selling and administrative expenses decreased to 38.9% in 2010 from 40.2% in 2009, reflecting the better leveraging of our expense base over the higher sales volume.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $2.8 million during 2011 as a result of the planned closing of the Sun Prairie distribution center as part of our portfolio realignment with no corresponding charges in 2010 or 2009.

Operating Earnings
Operating earnings decreased $27.9 million, or 30.9%, to $62.5 million for 2011, compared to $90.4 million last year. The decrease is the result of lower gross profit, lower net sales and higher restructuring and other special charges, net, partially offset by a decrease in selling and administrative expenses, as described above. As a percent of net sales, operating earnings decreased to 4.3% in 2011 compared to 6.1% last year.

Operating earnings increased $45.8 million, or 102.7%, to $90.4 million for 2010, compared to $44.6 million for 2009. The execution of our strategic initiatives has led to improved performance metrics, including a higher conversion rate in our stores, higher average retail prices and increases in consumer traffic levels. These factors resulted in an increase in net sales and gross margin, partially offset by the increase in selling and administrative expenses, as described above. As a percent of net sales, operating earnings increased to 6.1% in 2010 compared to 3.3% in 2009.

WHOLESALE OPERATIONS
	2011		2010		2009
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$870.9	100.0%	$754.4	100.0%	$631.8	100.0%
Cost of goods sold	614.6	70.6%	532.4	70.6%	426.0	67.4%
Gross profit	256.3	29.4%	222.0	29.4%	205.8	32.6%
Selling and administrative expenses	226.6	26.0%	189.1	25.0%	164.4	26.0%
Restructuring and other special charges, net	13.0	1.5%	0.7	0.1%	0.3	0.1%
Operating earnings	$16.7	1.9%	$32.2	4.3%	$41.1	6.5%

Key Metric
Unfilled order position at year-end	$296.8		$243.8		$246.0

Net Sales
Net sales increased $116.5 million, or 15.4%, to $870.9 million in 2011 compared to $754.4 million last year. The increase was primarily attributable to the acquisition of ASG during early 2011, which contributed $135.5 million in net sales (excluding $19.7 million of net sales attributable to TBMC that are reflected in discontinued operations). We also experienced an increase in net sales in our Fergie, Franco Sarto, Sam Edelman, LifeStride and Vera Wang divisions. These increases were offset by a decline in net sales in our Dr. Scholl’s Shoes and Carlos by Carlos Santana divisions. Our unfilled order position increased $53.0 million, or 21.7%, to $296.8 million at the end of 2011, as compared to $243.8 million at the end of 2010, primarily due to the inclusion of ASG.

Net sales increased $122.6 million, or 19.4%, to $754.4 million in 2010 compared to $631.8 million in 2009. Demand for many of our brands continued to strengthen during 2010, as our brand performance at our retail consumers improved. We experienced sales growth in nearly all of our brands, primarily led by our Naturalizer, Dr. Scholl’s Shoes, Sam Edelman, Via Spiga and Vera Wang divisions. The sales growth was driven by sales increases across nearly all of our channels of distribution, particularly in the mid-tier channel.

Gross Profit
Gross profit increased $34.3 million, or 15.5%, to $256.3 million in 2011 compared to $222.0 million last year primarily due to the acquisition of ASG. Our gross margin was flat at 29.4% in 2011 as compared to 2010. While the segment did experience higher margins from its newly acquired ASG business, margins were negatively impacted by higher product costs and inventory markdowns. During 2011, we experienced operational challenges related to the stabilization of our ERP system, which we implemented in late 2010. We estimate that the gross profit impact of these items was a reduction of $11.9 million (approximately 140 basis points) in 2011, including higher customer allowances, chargebacks and air freight charges. In addition, we recognized incremental cost of goods sold of $4.2 million (approximately 50 basis points) for the inventory fair value adjustment related to our acquisition of ASG and $1.6 million (approximately 20 basis points) in costs related to the exit of certain women’s specialty and private label brands.

Gross profit increased $16.2 million, or 7.9%, to $222.0 million in 2010 compared to $205.8 million in 2009 due to the increase in net sales, partially offset by a decline in gross margin. As a percent of net sales, our gross margin decreased to 29.4% in 2010 from 32.6% in 2009. The decrease in gross margin was primarily due to industry-wide sourcing and supply chain issues that led to increased delivery costs and disruption in the timing of deliveries, leading to higher product costs and greater markdowns and allowances, and order fulfillment was further aggravated by the business process changes, data conversion and learning curves associated with the Company’s systems transition that went live in December 2010. Additionally, shifts in channel and customer mix negatively impacted the gross margin.

Selling and Administrative Expenses
Selling and administrative expenses increased $37.5 million, or 19.8%, to $226.6 million during 2011 compared to $189.1 million last year due primarily to the acquisition of ASG, which contributed $41.2 million in operating expenses, and an increase in marketing, merchandising and selling expenses. The increase was partially offset by lower expected payouts under both our cash and stock-based plans ($8.9 million). As a percent of net sales, selling and administrative expenses increased to 26.0% in 2011 from 25.0% last year, reflecting the higher selling and administrative expenses from ASG and increased costs related to our ERP system.

Selling and administrative expenses increased $24.7 million, or 15.1%, to $189.1 million during 2010 compared to $164.4 million in 2009 due primarily to higher anticipated payments under our incentive plans, higher marketing expenses and higher selling and merchandising expenses, some of which are variable with higher sales volume. As a percent of net sales, selling and administrative expenses decreased to 25.0% in 2010 from 26.0% in 2009, reflecting the better leveraging of our expense base over the higher sales volume.

Restructuring and Other Special Charges, Net
Restructuring and other special charges, net increased $12.3 million to $13.0 million with $0.7 million of corresponding charges last year as a result of the following items (see Note 5 to the consolidated financial statements for additional information related to these charges and recoveries):

•	Portfolio realignment – We incurred charges of $10.5 million during 2011 related to our portfolio realignment with no corresponding charges in 2010.
•	Acquisition and integration related costs – We incurred $2.5 million of costs during 2011 related to the acquisition and integration of ASG, which we purchased on February 17, 2011.
•	Information technology initiatives – We incurred no charges during 2011 related to our ERP system but incurred $0.7 million in charges last year.

As a percent of net sales, restructuring and other special charges, net increased to 1.5% in 2011, from 0.1% last year, reflecting the above-named factors.

Restructuring and other special charges, net increased $0.4 million to $0.7 million with $0.3 million of corresponding charges in 2009. All charges incurred during 2010 and 2009 were related to our information technology initiatives. As a percent of net sales, restructuring and other special charges, net was 0.1% in 2010 and 2009.

Operating Earnings
Operating earnings decreased $15.5 million, or 48.1%, to $16.7 million in 2011 compared to $32.2 million last year. The decrease was primarily driven by higher selling and administrative expenses and restructuring and other special charges, net, partially offset by increases in net sales. As a percent of net sales, operating earnings decreased to 1.9% in 2011 compared to 4.3% last year.

Operating earnings decreased $8.9 million, or 21.6%, to $32.2 million in 2010 compared to $41.1 million in 2009. The decrease was primarily driven by the increase in selling and administrative expenses and decrease in gross margin, partially offset by the increase in net sales. As a percent of net sales, operating earnings decreased to 4.3% in 2010 compared to 6.5% in 2009.

SPECIALTY RETAIL
	2011		2010		2009
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$255.6	100.0%	$263.2	100.0%	$246.6	100.0%
Cost of goods sold	150.5	58.9%	150.7	57.2%	142.2	57.6%
Gross profit	105.1	41.1%	112.5	42.8%	104.4	42.4%
Selling and administrative expenses	112.1	43.9%	118.5	45.1%	118.6	48.2%
Restructuring and other special charges, net	0.6	0.2%	–	–	–	–
Operating loss	$(7.6)	(3.0)%	$(6.0)	(2.3)%	$(14.2)	(5.8)%

Key Metrics
Same-store sales % change	1.7%		6.6%		0.8%
Same-store sales $ change	$2.8		$10.5		$1.3
Sales change from new and closed stores, net	$(10.7)		$(9.7)		$0.2
Impact of changes in Canadian exchange rate on sales	$2.6		$6.0		$(1.3)
Sales change of e-commerce subsidiary	$(2.3)		$9.8		$(6.1)

Sales per square foot, excluding e-commerce	$399		$381		$341
Square footage (thousand sq. ft.)	369		417		456

Stores opened	25		15		8
Stores closed	50		38		32
Ending stores	234		259		282

Net Sales
Net sales decreased $7.6 million, or 2.9%, to $255.6 million in 2011 compared to $263.2 million last year due to our lower store count, a decrease in sales of toning footwear and a decrease in net sales at Shoes.com. However, same-store sales increased 1.7% and we experienced an increase in the Canadian dollar exchange rate. The net sales of Shoes.com decreased $2.3 million, or 2.9%, to $75.6 million in 2011 compared to $77.9 million last year, reflecting a decrease in site visits. We opened 25 new stores (including nine new Naturalizer stores in China) and closed 50 stores (including one Naturalizer store in China) during 2011, resulting in a total of 234 stores (including 23 Naturalizer stores in China) and total square footage of 369,000 at the end of 2011 compared to 259 stores (including 15 Naturalizer stores in China) and total square footage of 417,000 at the end of last year. Sales per square foot, excluding e-commerce, increased 4.7% to $399 compared to $381 last year due to the closure of underperforming stores as part of our portfolio realignment.

Net sales increased $16.6 million, or 6.7%, to $263.2 million in 2010 compared to $246.6 million in 2009. A same-store sales increase of 6.6% in our retail stores, higher net sales at Shoes.com and an increase in the Canadian dollar exchange rate led to an overall increase in our level of net sales. A lower store count, as a result of store closings, partially offset the net sales increases. The net sales of Shoes.com increased $9.8 million, or 14.4%, to $77.9 million in 2010 compared to $68.1 million in 2009, reflecting an increase in site visits and a higher conversion rate. We opened 15 new stores (including eight new Naturalizer stores in China) and closed 38 stores (including seven Naturalizer stores in China) during 2010, resulting in a total of 259 stores (including 15 Naturalizer stores in China) and total square footage of 417,000 at the end of 2010 compared to 282 stores (including 14 Naturalizer stores in China) and total square footage of 456,000 at the end of 2009. As a result of the above-named factors, sales per square foot, excluding e-commerce, increased 11.8% to $381 compared to $341 in 2009.

Gross Profit
Gross profit decreased $7.4 million, or 6.6%, to $105.1 million in 2011 compared to $112.5 million last year, reflecting lower net sales and a decrease in our gross margin. As a percent of net sales, our gross margin decreased to 41.1% in 2011, from 42.8% last year, due to lower sales of high-margin products, such as toning footwear and boots, partially offset by an increased gross margin for Shoes.com.

Gross profit increased $8.1 million, or 7.7%, to $112.5 million in 2010 compared to $104.4 million in 2009, reflecting higher net sales and a slight increase in gross margin. As a percent of net sales, our gross profit increased to 42.8% in 2010, from 42.4% in 2009, due to an increase in gross margin in our retail stores resulting from improved retail sell-through, partially offset by a lower gross margin for Shoes.com.

Our Naturalizer stores purchase the majority of their inventory from our Wholesale Operations segment. In general, we have priced the inventory to recognize a customary margin on these products in our Wholesale Operations segment. The Specialty Retail segment recognizes an additional margin based on the retail sale to the consumer.

Selling and Administrative Expenses
Selling and administrative expenses decreased $6.4 million, or 5.4%, to $112.1 million during 2011 compared to $118.5 million last year, primarily resulting from the lower store count and lower expected payouts under both our cash and stock-based plans, partially offset by an increase in the Canadian dollar exchange rate. As a percent of net sales, selling and administrative expenses decreased to 43.9% in 2011 compared to 45.1% last year.

Selling and administrative expenses decreased $0.1 million, or 0.2%, to $118.5 million during 2010 compared to $118.6 million in 2009, primarily resulting from the lower store count, partially offset by an increase in the Canadian dollar exchange rate. As a percent of net sales, selling and administrative expenses decreased to 45.1% in 2010 compared to 48.2% in 2009 reflecting the factors listed above and better leveraging of our expense base over the higher sales volume.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $0.6 million during 2011 as a result of closing F.X. LaSalle and Brown Shoe Closet stores as part of our portfolio realignment. No restructuring and other special charges were incurred in 2010 or 2009.

Operating Loss
Our operating loss increased $1.6 million, or 27.8%, to $7.6 million for 2011 compared to $6.0 million for last year, primarily due to a decrease in net sales, a decline in gross margin and an increase in restructuring and other special charges, net, partially offset by lower selling and administrative expenses, as described above. In addition, as part of our portfolio realignment we are planning to close all of our F.X. LaSalle and Brown Shoe Closet stores, which contributed approximately $2.5 million to our operating loss in 2011.

Our operating loss decreased $8.2 million, or 58.1%, to $6.0 million for 2010 compared to $14.2 million for 2009, primarily due to an increase in net sales, as described above.

OTHER

The Other segment includes unallocated corporate administrative and other costs and recoveries. The segment reported costs of $36.1 million, $44.0 million and $40.0 million in 2011, 2010 and 2009, respectively.

There were several factors impacting the $7.9 million decrease in costs from 2010 to 2011, as follows:

•
Incentive plans – Our selling and administrative expenses were lower by $7.5 million in 2011, compared to last year, due to lower anticipated payments under both our cash and stock-based incentive plans.

•	Acquisition and integration costs – We incurred costs of $4.0 million during 2011, related to the acquisition and integration of ASG in February 2011, as compared to $1.1 million in 2010.
•	Portfolio realignment – We incurred $3.3 million in costs related to our portfolio realignment in 2011 with no corresponding costs in 2010.
•	ERP stabilization – We incurred professional fees of $1.9 million during 2011 to assist with the stabilization of our ERP platform.
•
Insurance settlement and contingent liabilities – During 2011, we resolved certain contingent liabilities related to legal matters and reversed $1.8 million of the associated accrued liabilities to income. In addition, we reached a settlement agreement with one of our insurers, whereby we recovered $0.8 million of prior expenses paid for environmental remediation costs. The legal contingencies and insurance settlement were recognized as income.

•	Information technology initiatives – We incurred charges of $6.1 million during 2010 related to the integration of our ERP system with no corresponding charges in 2011.

There were several factors impacting the $4.0 million increase in costs from 2009 to 2010, as follows:

•	Incentive plans – Our selling and administrative expenses were higher by $3.3 million during 2010, compared to 2009, due to higher anticipated payments under our incentive plans.
•	Acquisition-related costs – During 2010, we incurred costs of $1.1 million related to the acquisition of ASG, which closed on February 17, 2011, with no corresponding costs in 2009.
•	Headquarters consolidation – During 2009, we recorded income of $1.9 million as a result of an expanded lease arrangement with no corresponding income recorded during 2010.
•	Retirement plans – Higher expenses related to retirement plans.
•
Organizational changes – We incurred charges of $4.6 million during 2009 related to the retirement of two executive officers announced in the fourth quarter of 2009 with no corresponding charges recorded during 2010.

•	Information technology initiatives:
o	We incurred charges of $6.1 million during 2010, related to our ERP system, which was $2.8 million lower than the $8.9 million in corresponding charges in 2009.
o	We incurred higher amortization expense related to our ERP system during 2010 as compared to 2009.

RESTRUCTURING AND OTHER SPECIAL CHARGES, NET
During 2011, we recorded restructuring and other special charges, net of $23.7 million, including $17.2 million in expenses related to our portfolio realignment and $6.5 million in expenses related to the acquisition and integration of ASG. See the Financial Highlights section above and Note 2 and Note 5 to the consolidated financial statements for additional information related to these charges and the acquisition of ASG.

During 2010, we recorded restructuring and other special charges, net of $7.9 million, including $6.8 million in expenses related to our information technology initiatives and $1.1 million in acquisition-related costs related to our February 17, 2011 acquisition of ASG. See the Financial Highlights section above and Note 2 and Note 5 to the consolidated financial statements for additional information related to these charges and the acquisition of ASG.

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

IMPACT OF INFLATION AND CHANGING PRICES
While we have felt the effects of inflation on our business and results of operations, it has not had a significant impact on our business over the last three years. Inflation can have a long-term impact on our business because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, our products are manufactured in other countries, and a decline in the value of the U.S. dollar and the impact of labor shortages in China may result in higher manufacturing costs. Similarly, any potential significant shortage of quantities or increases in the cost of the materials that are used in our manufacturing process, such as leather and other materials or resources, could have a material adverse effect on our business and results of operations. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on consumer spending, in which case our net sales and margins could decrease. Moreover, increases in inflation may not be matched by increases in income, which also could have a negative impact on consumer spending. If we incur increased costs that are unable to be recovered through price increases, or if consumer spending decreases generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we expect to pass on some portion of cost increases to our consumers and adjust our business model, as appropriate, to minimize the impact of higher costs. Further discussion of the potential impact of inflation and changing prices is included in Item 1A, Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	January 28, 2012	January 29, 2011	Increase
Borrowings under Credit Agreement	$201.0	$198.0	$3.0
Senior Notes	198.6	150.0	48.6
Total debt	$399.6	$348.0	$51.6

Total debt obligations increased $51.6 million, or 14.8%, to $399.6 million at the end of 2011 compared to $348.0 million at the end of last year due to an increase in borrowings under our senior notes and Credit Agreement. Interest expense in 2011 was $26.1 million compared to $19.7 million in 2010 and $20.2 million in 2009.

Credit Agreement
On January 7, 2011, Brown Shoe Company, Inc. and certain of its subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement, which was further amended on February 17, 2011 (as so amended, the “Credit Agreement”). The Credit Agreement matures on January 7, 2016 and provides for a revolving credit facility in an aggregate amount of up to $530.0 million (effective February 17, 2011), subject to the calculated borrowing base restrictions, and provides for an increase at our option by up to $150.0 million from time to time during the term of the Credit Agreement (the “general purpose accordion feature”) subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase.

On February 17, 2011, ASG and TBMC, the sole domestic subsidiary of ASG, became borrowers under the Credit Agreement. In conjunction with the sale of TBMC on October 25, 2011, TBMC ceased to be a borrower under the Credit Agreement. See Note 2 to the consolidated financial statements for further information on the acquisition of ASG and the subsequent sale of TBMC.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of January 28, 2012.

At January 28, 2012, we had $201.0 million in borrowings outstanding and $9.4 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $296.7 million at January 28, 2012.

$200 Million Senior Notes Due 2019
On May 11, 2011, we closed on an offering (the “Offering”) of $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”). We used a portion of the net proceeds to call and redeem our outstanding 8.75% senior notes due in 2012 (the “2012 Senior Notes”). We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year beginning on November 15, 2011. The 2019 Senior Notes mature on May 15, 2019. Prior to May 15, 2014, we may redeem some or all of the 2019 Senior Notes at a redemption price equal to the sum of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest, plus a “make whole” premium. After May 15, 2014, we may redeem all or a part of the 2019 Senior Notes at the redemption prices (expressed as a percentage of principal) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

Year	Percentage
2014	105.344%
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

In addition, prior to May 15, 2014, we may redeem up to 35% of the 2019 Senior Notes with the proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest thereon, if any, to the redemption date.

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. Proceeds from the sale of TBMC are being reinvested into our business as allowed by the 2019 Senior Notes. As of January 28, 2012, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Loss on Early Extinguishment of Debt
During 2011, we completed a cash tender offer for the 2012 Senior Notes and called for redemption and repaid the remaining notes that were not tendered. We incurred a loss on the early extinguishment of the 2012 Senior Notes prior to maturity totaling $1.0 million, of which approximately $0.6 million was non-cash.

Working Capital and Cash Flow

	January 28, 2012	January 29, 2011	Increase (Decrease )
Working capital ($ millions) (1)	$290.6	$296.4	$(5.8)
Debt-to-capital ratio (2)	49.1%	45.6%	3.5%
Current ratio (3)	1.55:1	1.58:1
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)
Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

(3)	The current ratio has been computed by dividing total current assets by total current liabilities.
	2011	2010	Increase (Decrease) in Cash and Cash Equivalents
Net cash provided by (used for) operating activities	$48.1	$(2.3)	$50.4
Net cash used for investing activities	(136.7)	(54.8)	(81.9)
Net cash provided by financing activities	9.9	57.3	(47.4)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.5	(0.7)
(Decrease) increase in cash and cash equivalents	$(78.9)	$0.7	$(79.6)

Working capital at January 28, 2012, was $290.6 million, which was $5.8 million lower than at January 29, 2011. Our current ratio decreased to 1.55 to 1 at January 28, 2012, from 1.58 to 1 at January 29, 2011. The decrease in working capital is primarily attributable to a decrease in our cash balance and higher accounts payable, partially offset by higher inventories and receivables and lower employee compensation and benefits. Our ratio of debt-to-capital increased to 49.1% as of January 28, 2012, compared to 45.6% at January 29, 2011, reflecting our $51.6 million increase in total debt obligations primarily due to the acquisition of ASG in early 2011 and the repurchase of 2.5 million shares of our common stock for $25.5 million. At January 28, 2012, we had $47.7 million of cash and cash equivalents, most of which represented cash and cash equivalents of our foreign subsidiaries.

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash flow from operating activities was $50.4 million higher in 2011 as compared to 2010, reflecting several factors:
•	A decrease in inventories, excluding the one-time impact of acquiring ASG, during 2011 compared to an increase last year due to better inventory management primarily at our Famous Footwear segment;
•	An increase in trade accounts payable, excluding the one-time impact of acquiring ASG, in 2011 compared to a decrease last year due to the timing and amount of purchases and payments to vendors; and
•	A decrease in income tax receivable, excluding the one-time impact of acquiring ASG, in 2011 compared to an increase last year due to a change in our effective tax rate; partially offset by
•
A decrease in accrued expenses and other liabilities, excluding the one-time impact of acquiring ASG, in 2011 compared to an increase last year due primarily to lower expected payouts under both our cash and stock-based plans.

Cash used for investing activities was higher by $81.9 million, reflecting the purchase of ASG during 2011, partially offset by the sale of TBMC. In addition, the purchase of capitalized software was $13.3 million lower in 2011 due to the capitalization of our ERP system in 2010. At our retail divisions, we opened 74 stores during 2011 compared to 47 stores in 2010. In 2012, we expect purchases of property and equipment and capitalized software of approximately $56 million to $58 million, primarily related to our new and remodeled stores, logistics network and general infrastructure.

Cash provided by financing activities was $47.4 million lower than last year, primarily due to lower borrowings, net of repayments, under our Credit Agreement and the repurchase of 2.5 million shares of our common stock. Partially offsetting this decrease, were the additional borrowings from the redemption of our 2012 Senior Notes and issuance of our 2019 Senior Notes in 2011.

We paid dividends of $0.28 per share in each of 2011, 2010 and 2009. The 2011 dividends marked the 89th year of consecutive quarterly dividends. On February 28, 2012, the Board of Directors declared a quarterly dividend of $0.07 per share, payable April 2, 2012, to shareholders of record on March 16, 2012, marking the 357th consecutive quarterly dividend to be paid by the Company. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Revenue Recognition
Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax. Wholesale sales and sales through our internet sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through our internet sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are carried based on historical experience and current expectations. Revenue is recognized on license fees related to our owned brand-names, where we are the licensor, when the related sales of the licensee are made.

Gift Cards
We sell gift cards to our consumers in our retail stores and through our internet sites. Our gift cards do not have expiration dates or inactivity fees. We recognize revenue from gift cards when (i) the gift card is redeemed by the consumer, or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”), and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. We recognize gift card breakage during the 24-month period following the sale of the gift card, according to our historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. We recognized $0.6 million, $0.6 million and $0.5 million of gift card breakage in 2011, 2010 and 2009, respectively.

Inventories
Inventories are our most significant asset, representing approximately 46% of total assets at the end of 2011. We value inventories at the lower of cost or market with 84% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices. At our Famous Footwear segment, we recognize markdowns when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes gross margin at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At our other divisions, we generally provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross margin. We believe these policies reflect the difference in operating models between Famous Footwear and our other segments. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The other segments rely on permanent price reductions to clear slower-moving inventory.

We physically count all merchandise inventory on hand at least annually and adjust the recorded balance to reflect the results of the physical counts. We record estimated shrinkage between physical inventory counts based on historical results. Inventory shrinkage is included as a component of cost of goods sold.

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

At January 28, 2012, we have net operating loss carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

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

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Future impairment charges on our goodwill and intangible assets may be required if the fair value becomes less than carrying value. The determination of the fair value is highly subjective as it is determined largely by projections of future profitability and cash flows. This evaluation utilizes discounted cash flow analyses and analyses of historical and forecasted operating results. We perform impairment tests during the fourth quarter of each fiscal year unless events indicate an interim test is required. Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present. See Note 1 and Note 10 to the consolidated financial statements for additional information related to the impairment of goodwill and intangible assets.

Self-Insurance
We are self-insured and/or retain high deductibles for a significant portion of our workers’ compensation, employment practices, health, disability, cyber risk, general liability, automobile and property programs, among others. We purchase varying levels of insurance for losses in excess of our deductibles or self-insured retentions for these categories of loss. At January 28, 2012 and January 29, 2011, self-insurance reserves were $11.5 million and $10.8 million, respectively. We utilize (i) estimates from third-party actuaries and claims adjusters, (ii) statistical analyses of historical data for our industry and our Company and (iii) our own estimates to determine required self-insurance reserves. Our reserves and assumptions are reviewed, monitored and adjusted when warranted by changing circumstances. Actual experience may vary from estimates and result in adjustments to our self-insurance liabilities.

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

Share-based Compensation
We account for share-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. Stock options generally vest over four years, with 25% vesting annually, and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 16 to the consolidated financial statements.

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

We determine our expense and obligations for retirement and other benefit plans based on assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors, such as turnover, retirement age and mortality among others. Our assumptions reflect our historical experiences and our best judgment regarding future expectations. Additional information related to our assumptions is as follows:

•
Expected long-term rate of return – The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each asset class. The weighted-average expected rate of return on plan assets used to determine our pension expense for 2011 was 8.5%. A decrease of 50 basis points in the weighted-average expected rate of return on plan assets would impact pension expense by approximately $1.5 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return, and the resulting gain or loss is deferred and recognized into the plans’ expense over time.

•
Discount rate – Discount rates used to measure the present value of our benefit obligations for our pension and other postretirement benefit plans are based on a yield curve constructed from a subset of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The weighted-average discount rate selected to measure the present value of our benefit obligations under our pension and other postretirement benefit plans was 4.75% for each. A decrease of 50 basis points in the weighted-average discount rate would have increased the projected benefit obligation of the pension and other postretirement benefit plans by approximately $21.6 million and $0.1 million, respectively.

See Note 6 to the consolidated financial statements for additional information related to our retirement and other benefit plans.

Impact of Prospective Accounting Pronouncements
Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
At January 28, 2012, we were contingently liable for remaining lease commitments of approximately $0.5 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

CONTRACTUAL OBLIGATIONS
The table below sets forth our significant future obligations by time period. Further information on certain of these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of January 28, 2012, include the following:

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Borrowings under Credit Agreement(1)	$201.0	$201.0	$–	$–	$–
Long-term debt(2)	200.0	–	–	–	200.0
Interest on long-term debt(2)	103.3	14.3	28.5	28.5	32.0
Operating lease commitments(3)	668.3	156.5	238.4	153.6	119.8
Minimum license commitments	44.0	11.5	18.9	6.6	7.0
Purchase obligations(4)	564.8	558.5	5.9	0.4	–
Obligations related to restructuring initiatives(5)	11.7	11.7	–	–	–
Other(6)	12.1	0.6	1.7	3.5	6.3
Total(7) (8)	$1,805.2	$954.1	$293.4	$192.6	$365.1
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

(2)
Interest obligations in future periods have been reflected based on our $200.0 million principal value of Senior Notes and a fixed interest rate of 7.125% as of fiscal year ended January 28, 2012. See Note 11 to the consolidated financial statements.

(3)
A majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the total lease obligation, irrespective of our ability to reduce or terminate rental payments in the future, as noted. See Note 12 to the consolidated financial statements.

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
(7)
Excludes liabilities of $0.2 million, established pursuant to the provisions of ASC 740, Income Taxes, due to their uncertain nature in timing of payments.
See Note 7 to the consolidated financial statements.

(8)
Excludes liabilities of $1.1 million, $0.6 million and $2.0 million for our non-qualified deferred compensation plan, deferred compensation plan for non-employee directors and restricted stock units for non-employee directors, respectively, due to the uncertain nature in timing of payments. See Note 6 and Note 16 to the consolidated financial statements.

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

INTEREST RATES
Our financing arrangements include $201.0 million of outstanding variable rate debt under the Credit Agreement at January 28, 2012. We also have $200.0 million in principal value of Senior Notes, which bear interest at a fixed rate of 7.125%. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

At January 28, 2012, the fair value of our long-term debt is estimated at approximately $190.0 million based upon the pricing of our Senior Notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $8.2 million for our long-term debt at January 28, 2012.

Information appearing under the caption Risk Management and Derivatives in Note 13 and Fair Value Measurements in Note 14 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our evaluation excluded the business operations of American Sporting Goods Corporation, which was acquired in 2011. The acquired business operations excluded from our evaluation constituted $176.5 million of our total assets as of January 28, 2012, and $135.5 million and $14.5 million of net sales and net earnings, respectively, for the year then ended. The operations of the acquired businesses will be included in our 2012 evaluation. Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of January 28, 2012. The effectiveness of our internal control over financial reporting as of January 28, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Brown Shoe Company, Inc.

We have audited Brown Shoe Company, Inc.’s (the Company’s) internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of American Sporting Goods Corporation, which is included in the 2011 consolidated financial statements of Brown Shoe Company, Inc. and constituted $176.5 million of total assets as of January 28, 2012, and $135.5 million and $14.5 million of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Brown Shoe Company, Inc. also did not include an evaluation of the internal control over financial reporting of American Sporting Goods Corporation.

In our opinion, Brown Shoe Company, Inc., maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brown Shoe Company, Inc. as of January 28, 2012, and January 29, 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012, and our report dated March 27, 2012, expressed an unqualified opinion thereon.

              /s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. (the Company) as of January 28, 2012, and January 29, 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at January 28, 2012, and January 29, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brown Shoe Company, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 27, 2012, expressed an unqualified opinion thereon.

           /s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 27, 2012

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	January 28, 2012	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$47,682	$126,548
Receivables, net of allowances of $25,851 in 2011 and $18,398 in 2010	154,022	113,937
Inventories, net of adjustment to last-in, first-out cost of $5,006 in 2011 and $4,437 in 2010	561,797	524,250
Deferred income taxes	14,432	4,503
Income taxes	5,145	10,195
Prepaid expenses and other current assets	32,060	28,848
Total current assets	815,138	808,281
Prepaid pension costs	68,054	63,250
Property and equipment, net	131,471	135,632
Goodwill and intangible assets, net	140,590	70,592
Other assets	72,223	70,288
Total assets	$1,227,476	$1,148,043

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit agreement	$201,000	$198,000
Trade accounts payable	190,611	167,190
Employee compensation and benefits	45,514	64,528
Other accrued expenses	87,455	82,187
Total current liabilities	524,580	511,905
Other liabilities:
Long-term debt	198,633	150,000
Deferred rent	32,361	34,678
Deferred income taxes	31,136	11,534
Other liabilities	27,050	24,017
Total other liabilities	289,180	220,229
Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	–	–
Common stock, $0.01 par value, 100,000,000 shares authorized; 41,970,687 and 43,911,286 shares outstanding, net of 4,116,108 and 2,175,509 treasury shares in 2011 and 2010, respectively	420	439
Additional paid-in capital	115,869	134,270
Accumulated other comprehensive income	9,637	6,141
Retained earnings	286,743	274,230
Total Brown Shoe Company, Inc. shareholders’ equity	412,669	415,080
Noncontrolling interests	1,047	829
Total equity	413,716	415,909
Total liabilities and equity	$1,227,476	$1,148,043
See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2011	2010	2009
Net sales	$2,582,824	$2,504,091	$2,241,968
Cost of goods sold	1,586,184	1,500,537	1,338,829
Gross profit	996,640	1,003,554	903,139
Selling and administrative expenses	937,419	922,976	859,693
Restructuring and other special charges, net	23,671	7,914	11,923
Operating earnings	35,550	72,664	31,523
Interest expense	(26,141)	(19,647)	(20,195)
Loss on early extinguishment of debt	(1,003)	–	–
Interest income	644	203	374
Earnings before income taxes from continuing operations	9,050	53,220	11,702
Income tax provision	(326)	(16,160)	(1,259)
Net earnings from continuing operations	8,724	37,060	10,443
Discontinued operations:
Earnings from operations of subsidiary, net of tax of $1,312	1,701	–	–
Gain on sale of subsidiary, net of tax of $6,670	13,965	–	–
Net earnings from discontinued operations	15,666	–	–
Net earnings	24,390	37,060	10,443
Net (loss) earnings attributable to noncontrolling interests	(199)	(173)	943
Net earnings attributable to Brown Shoe Company, Inc.	$24,589	$37,233	$9,500

Basic earnings per common share:
From continuing operations	$0.20	$0.85	$0.22
From discontinued operations	0.37	–	–
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.57	$0.85	$0.22

Diluted earnings per common share:
From continuing operations	$0.20	$0.85	$0.22
From discontinued operations	0.36	–	–
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.56	$0.85	$0.22
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2011	2010	2009
Operating Activities
Net earnings	$24,390	$37,060	$10,443
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	37,331	33,149	36,459
Amortization of capitalized software	13,479	10,506	7,867
Amortization of intangibles	8,301	6,667	6,774
Amortization of debt issuance costs	2,338	2,195	2,195
Loss on early extinguishment of debt	1,003	–	–
Share-based compensation expense	5,633	6,144	4,673
Tax (benefit) deficiency related to share-based plans	(1,000)	87	58
Loss on disposal of facilities and equipment	1,560	1,089	1,180
Impairment charges for facilities and equipment	1,871	2,762	3,928
Deferred rent	(2,317)	(4,191)	(2,845)
Deferred income taxes (benefit) provision	(112)	27,229	15,414
Provision for doubtful accounts	1,284	516	727
Gain on sale of subsidiary, net	(13,965)	–	–
Changes in operating assets and liabilities, net of acquired and discontinued operations:
Receivables	(26,298)	(30,088)	(714)
Inventories	3,502	(66,568)	11,166
Prepaid expenses and other current and noncurrent assets	2,286	(9,440)	(1,601)
Trade accounts payable	13,660	(10,754)	24,987
Accrued expenses and other liabilities	(35,117)	2,668	285
Income taxes	12,512	(5,993)	2,742
Other, net	(2,255)	(5,350)	(5,660)
Net cash provided by (used for) operating activities	48,086	(2,312)	118,078
Investing Activities
Purchases of property and equipment	(27,857)	(30,781)	(24,880)
Capitalized software	(10,707)	(24,046)	(25,098)
Acquisition cost	(156,636)	–	–
Cash recognized on initial consolidation	3,121	–	–
Net proceeds from sale of subsidiary	55,350	–	–
Net cash used for investing activities	(136,729)	(54,827)	(49,978)
Financing Activities
Borrowings under revolving credit agreement	1,595,500	1,051,500	848,900
Repayments under revolving credit agreement	(1,592,500)	(948,000)	(866,900)
Proceeds from issuance of 2019 Senior Notes	198,633	–	–
Redemption of 2012 Senior Notes	(150,000)	–	–
Dividends paid	(12,076)	(12,254)	(12,009)
Debt issuance costs	(6,428)	(2,636)	–
Acquisition of treasury stock	(25,484)	–	–
Proceeds from stock options exercised	918	926	107
Tax benefit (deficiency) related to share-based plans	1,000	(87)	(58)
Contributions by noncontrolling interest	378	527	–
Acquisition of noncontrolling interest	–	(32,692)	–
Net cash provided by (used for) financing activities	9,941	57,284	(29,960)
Effect of exchange rate changes on cash and cash equivalents	(164)	570	793
(Decrease) increase in cash and cash equivalents	(78,866)	715	38,933
Cash and cash equivalents at beginning of year	126,548	125,833	86,900
Cash and cash equivalents at end of year	$47,682	$126,548	$125,833
See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

($ thousands, except number of shares and per	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Brown Shoe Company, Inc. Shareholders’	Non- controlling	Total
share amounts)	Shares	Dollars	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
BALANCE JANUARY 31, 2009	42,323,224	$423	$147,702	$(5,781)	$251,760	$394,104	$8,110	$402,214
Net earnings					9,500	9,500	943	10,443
Foreign currency translation adjustment				3,434		3,434	3	3,437
Unrealized losses on derivative financial instruments, net of tax benefit of $399				(985)		(985)		(985)
Pension and other postretirement benefits adjustments, net of tax provision of $2,485				3,509		3,509		3,509
Comprehensive income						15,458	946	16,404
Dividends ($0.28 per share)					(12,009)	(12,009)		(12,009)
Stock issued under employee and director benefit and restricted stock plans	568,681	6	(3)			3		3
Tax deficiency related to share-based plans			(58)			(58)		(58)
Share-based compensation expense			4,673			4,673		4,673
BALANCE JANUARY 30, 2010	42,891,905	$429	$152,314	$177	$249,251	$402,171	$9,056	$411,227
Net earnings					37,233	37,233	(173)	37,060
Foreign currency translation adjustment				2,127		2,127	23	2,150
Unrealized gains on derivative financial instruments, net of tax provision of $187				404		404		404
Pension and other postretirement benefits adjustments, net of tax provision of $2,197				3,433		3,433		3,433
Comprehensive income						43,197	(150)	43,047
Dividends ($0.28 per share)					(12,254)	(12,254)		(12,254)
Contributions by noncontrolling interests							527	527
Stock issued in connection with acquisition of the noncontrolling interest	473,081	5	7,304			7,309		7,309
Distribution to noncontrolling interest			(31,397)			(31,397)	(8,604)	(40,001)
Stock issued under employee and director benefit and restricted stock plans	546,300	5	(8)			(3)		(3)
Tax deficiency related to share-based plans			(87)			(87)		(87)
Share-based compensation expense			6,144			6,144		6,144
BALANCE JANUARY 29, 2011	43,911,286	$439	$134,270	$6,141	$274,230	$415,080	$829	$415,909
Net earnings					24,589	24,589	(199)	24,390
Foreign currency translation adjustment				168		168	39	207
Unrealized gains on derivative financial instruments, net of tax provision of $161				387		387		387
Pension and other postretirement benefits adjustments, net of tax provision of $1,555				2,941		2,941		2,941
Comprehensive income						28,085	(160)	27,925
Dividends ($0.28 per share)					(12,076)	(12,076)		(12,076)
Contributions by noncontrolling interests							378	378
Stock issued under employee and director benefit and restricted stock plans	559,401	6	425			431		431
Acquisition of treasury stock	(2,500,000)	(25)	(25,459)			(25,484)		(25,484)
Tax benefit related to share-based plans			1,000			1,000		1,000
Share-based compensation expense			5,633			5,633		5,633
BALANCE JANUARY 28, 2012	41,970,687	$420	$115,869	$9,637	$286,743	$412,669	$1,047	$413,716
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Brown Shoe Company, Inc. (the “Company”), founded in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler. The Company’s shares are traded under the “BWS” symbol on the New York Stock Exchange.

The Company provides a broad offering of licensed, branded and private-label casual, dress and athletic footwear products to women, men and children. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,323 retail shoe stores in the United States, Canada, China and Guam primarily under the Famous Footwear and Naturalizer names. In addition, through its Wholesale Operations segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including national chains, mass merchandisers, department stores, independent retailers, catalogs and online retailers. In 2011, approximately 66% of the Company’s net sales were at retail compared to 70% in 2010 and 72% in 2009. See Note 8 for additional information regarding the Company’s business segments.

The Company’s business is seasonal in nature due to consumer spending patterns with higher back-to-school and Christmas and Easter holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company’s earnings for the year.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Noncontrolling Interests
Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. Noncontrolling interests represent partially-owned subsidiaries’ or consolidated affiliates’ earnings, losses and components of other comprehensive income (loss) that are attributable to the noncontrolling parties’ equity interests. The Company consolidates B&H Footwear Company Limited (“B&H Footwear”), a joint venture, into its consolidated financial statements. Net (loss) earnings attributable to noncontrolling interests represents the share of net (loss) earnings that is attributable to the equity that is owned by the Company’s partners. Transactions between the Company and B&H Footwear have been eliminated in the consolidated financial statements. Prior to June 4, 2010, at which time the Company acquired the remaining 50% of the outstanding stock of Edelman Shoe, Inc. (“Edelman Shoe”), the equity interests held by other parties in Edelman Shoe were accounted for as a noncontrolling interest. Subsequent to June 4, 2010, Edelman Shoe became a wholly-owned subsidiary of the Company. See Note 2 to the consolidated financial statements for further information on Edelman Shoe.

Accounting Period
The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2011, 2010 and 2009 ended on January 28, 2012, January 29, 2011, and January 30, 2010, respectively, and each included 52 weeks.

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

Receivables
The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past-due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. The Company recognized a provision for doubtful accounts of $1.3 million in 2011, $0.5 million in 2010 and $0.7 million in 2009. Certain additional reserves and allowances are carried as a reduction of gross receivables to reflect co-op advertising and other allowances to be granted to customers as well as anticipated reserves for products to be returned.

Inventories
All inventories are valued at the lower of cost or market with 84% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $5.0 million and $4.4 million higher at both January 28, 2012, and January 29, 2011, respectively. Substantially all inventory is finished goods.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold. Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $76.5 million, $65.0 million and $63.0 million in 2011, 2010 and 2009, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred. Such sourcing and procurement costs totaled $21.7 million, $21.3 million and $19.1 million in 2011, 2010 and 2009, respectively.

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

Computer Software Costs
The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $59.4 million and $60.9 million of unamortized computer software costs as of January 28, 2012 and January 29, 2011, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest
Capitalized Interest
Interest costs applicable to major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. The Company capitalized interest of less than $0.1 million in 2011, $1.3 million in 2010 and $1.0 million in 2009.

Interest Expense
Interest expense includes interest for borrowings under both the Company’s short-term and long-term debt. Interest expense includes fees paid under the short-term revolving credit agreement for the unused portion of its line of credit. Interest expense also includes the amortization of deferred debt issuance costs as well as the accretion of certain discounted noncurrent liabilities.

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

Self-Insurance Reserves
The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, employment practices, health, disability, cyber risk, general liability, automobile and property programs, among others. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on information known at January 28, 2012, the Company believes it has provided adequate reserves for its self-insurance exposure. As of January 28, 2012 and January 29, 2011, self-insurance reserves were $11.5 million and $10.8 million, respectively.

Revenue Recognition
Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax. Wholesale sales and sales through the Company’s internet sites are recorded, net of returns, allowances and discounts, when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through the Company’s internet sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are determined based on historical experience and current expectations. Revenue is recognized on license fees related to Company-owned brand-names, where the Company is the licensor, when the related sales of the licensee are made.

Gift Cards
The Company sells gift cards to its consumers in its retail stores and through its internet sites. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. The Company recognized $0.6 million, $0.6 million and $0.5 million of gift card breakage in 2011, 2010 and 2009, respectively.

Loyalty Program
The Company maintains a loyalty program (“Rewards”) for Famous Footwear stores in which consumers earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, consumers are issued a savings certificate, which they may redeem for purchases at Famous Footwear stores. In addition to the savings certificates, the Company also offers exclusive member mailings that offer additional incentives to purchase. Generally, savings certificates earned must be redeemed no later than 10 to 12 weeks from the date of issuance. The value of points and rewards earned by Famous Footwear’s Rewards program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates. Approximately 62% of net sales in the Company’s Famous Footwear segment were made to its Rewards members in 2011, compared to 61% in 2010 and 2009.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable. After allowing for an appropriate start-up period, unusual nonrecurring events or unfavorable trends, property and equipment at stores indicated as impaired are written down to fair value using primarily a discounted cash flow technique. The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $1.9 million during 2011, of which $1.4 million related to the Famous Footwear segment and $0.5 million related to the Specialty Retail segment. During 2010, the Company recorded asset impairment charges primarily related to underperforming retail stores of $2.8 million, of which $1.9 million related to the Famous Footwear segment and $0.9 million related to the Specialty Retail segment. During 2009, the Company recorded asset impairment charges of $3.9 million, of which $3.0 million related to the Famous Footwear segment and $0.9 million related to the Specialty Retail segment. Impairment charges are recorded within selling and administrative expenses on the consolidated statements of earnings.

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

Total advertising and marketing expense was $94.8 million, $91.4 million and $70.4 million in 2011, 2010 and 2009, respectively. In 2011, 2010 and 2009, these costs were offset by co-op advertising allowances recovered by the Company’s retail divisions of $7.8 million, $9.4 million and $6.3 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $11.5 million in 2011, $7.7 million in 2010 and $7.5 million 2009. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $2.6 million and $2.5 million at January 28, 2012 and January 29, 2011, respectively.

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of its assets and liabilities. The Company establishes valuation allowances if it believes that it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company does not recognize a tax benefit unless it concludes that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is greater than 50% likely to be realized. The Company records interest and penalties related to unrecognized tax positions within the income tax provision on the consolidated statements of earnings.

Operating Leases
The Company leases its store premises and distribution centers under operating leases. Many leases entered into by the Company include options under which allows the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Most leases also include early termination options that can be exercised under specific conditions.

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

Earnings Per Common Share Attributable to Brown Shoe Company, Inc. Shareholders
The Company uses the two-class method to calculate basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders. Unvested restricted stock awards are considered participating units because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. Under the two-class method, basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders is computed by dividing the net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders is computed by dividing the net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares and potential dilutive securities outstanding during the year. Potential dilutive securities consist of outstanding stock options. See Note 3 to the consolidated financial statements for additional information related to the calculation of earnings per common share attributable to Brown Shoe Company, Inc. shareholders.

Comprehensive Income
Comprehensive income includes the effect of foreign currency translation adjustments, unrealized gains or losses from derivatives used for hedging activities and pension and other postretirement benefits adjustments.

Foreign Currency Translation
For certain of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the fiscal year-end exchange rate or historical rates as appropriate. Consolidated statements of earnings amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income in total Brown Shoe Company, Inc. shareholders’ equity. Transaction gains and losses are included in the consolidated statements of earnings.

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

Business Combination Accounting

The Company allocates the purchase price of an acquired entity to the assets and liabilities acquired based upon their estimated fair values at the business combination date. The Company also identifies and estimates the fair values of intangible assets that should be recognized as assets apart from goodwill. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company has historically relied in part upon the use of reports from third-party valuation specialists to assist in the estimation of fair values for intangible assets other than goodwill. The carrying values of acquired receivables and trade accounts payable have historically approximated their fair values at the business combination date. With respect to other acquired assets and liabilities, the Company uses all available information to make the best estimates of their fair values at the business combination date.

The Company’s purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies.

Share-based Compensation
The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted stock option, restricted stock and stock performance awards. Additionally, share-based grants may be made to non-employee members of the Board of Directors in the form of cash-equivalent restricted stock units (“RSUs”) at no cost to the non-employee member of the Board of Directors. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Stock options generally vest over four years, with 25% vesting annually, and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for restricted stock is based on the fair value of the restricted stock on the date of grant and is recognized on a straight-line basis generally over a four-year vesting period. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period. Expense for the initial grant of RSUs is recognized ratably over the one-year vesting period based upon the fair value of the RSUs, as remeasured at the end of each period. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 16 to the consolidated financial statements.

Impact of New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that provides amendments to ASC 820, Fair Value Measurements and Disclosures, and requires more extensive disclosures about (a) transfers in and out of Levels 1 and 2, (b) activity in Level 3 fair value measurements, (c) different classes of assets and liabilities measured at fair value, and (d) the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The Company adopted the guidance, except for certain disclosures applicable to Level 3 fair value measurements, at the beginning of 2010 and adopted the guidance applicable to Level 3 fair value measurements at the beginning of 2011.

In December 2010, the FASB issued Emerging Issues Task Force Issue No. 10-G, Disclosure of Supplementary Pro Forma Information for Business Combinations, requiring entities that have entered into a material business combination or a series of immaterial business combinations that are material in the aggregate to present pro forma disclosures required under ASC 805, Business Combinations, as if the business combination occurred at the beginning of the prior annual period when preparing pro forma financial information for both the current and prior annual periods. Additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments are also required. The Company adopted the guidance at the beginning of 2011. See Note 2 to the consolidated financial statements for additional information.

Impact of Prospective Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (ASC Topic 220) Presentation of Comprehensive Income, (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net earnings and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company plans on adopting the standard in 2012. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated balance sheets, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, (“ASU 2011-08”), which amends current goodwill impairment testing guidance. This accounting update will allow companies the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, performing the two-step impairment test is unnecessary. ASU 2011-08 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company plans on adopting the standard in 2012. The adoption of ASU 2011-08 is not expected to have an impact on the Company’s consolidated balance sheets, results of operations or cash flows.

2.	ACQUISITIONS AND DIVESTITURES

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

ASG is a designer, manufacturer and marketer of a broad range of athletic footwear with a strong presence in walking, fitness and basketball. It was founded in 1983 and is headquartered in Aliso Viejo, California (“Los Angeles”). The acquisition added performance and lifestyle athletic and outdoor footwear brands to the Company’s portfolio, including Avia, RYKÄ, AND 1 and Nevados.

Effective February 17, 2011, the Company and certain of its subsidiaries exercised the $150.0 million designated event accordion feature under the Company’s Credit Agreement to fund the majority of the purchase price to acquire ASG, increasing the aggregate amount available under the Credit Agreement from $380.0 million to $530.0 million. See Note 11 to the consolidated financial statements for additional information about the Company’s Credit Agreement.

The Company incurred acquisition and integration costs of $6.5 million ($4.5 million on an after-tax basis, or $0.11 per diluted share) in 2011 and $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) in 2010. All costs are recorded as a component of restructuring and other special charges, net. In addition, during 2011, the Wholesale Operations segment recognized an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $4.2 million ($2.5 million on an after-tax basis, or $0.05 per diluted share). See additional information related to acquisition and integration costs in Note 5 to the consolidated financial statements.

The total consideration paid by the Company in connection with the acquisition of ASG was $156.6 million. The cost to acquire ASG was allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation resulted in acquired goodwill of $61.2 million and intangible assets related to trade names, licensing agreements and customer relationships of $46.7 million. The goodwill and intangible assets were allocated to the Wholesale Operations segment.

The Company allocated the purchase price of ASG according to its estimate of the fair value of the assets and liabilities as of the acquisition date, February 17, 2011, as follows:

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

The Company’s purchase price allocation contained uncertainties because it required management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies.

The Company estimated the fair value of acquired receivables to be $21.1 million with a gross contractual amount of $22.1 million. The Company does not expect to collect $1.0 million of the acquired receivables. The Company also estimated the fair value of inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date less the sum of the costs to complete the work-in-process, the costs of disposal and a reasonable profit allowance for our post acquisition selling efforts and current replacement cost for raw materials acquired at the closing date. In estimating the fair values for intangible assets other than goodwill, the Company relied in part upon the work of a third-party valuation specialist. With respect to other acquired assets and liabilities, the Company used all available information to make its best estimate of fair values at the business combination date. The Company’s allocation of purchase price was considered complete as of July 30, 2011.

Goodwill and intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to synergies and an assembled workforce and is not deductible for tax purposes.

The following table illustrates the unaudited pro forma effect on operating results as if the acquisition had been completed as of the beginning of 2010:

(in thousands, except per share amounts)	January 28, 2012	January 29, 2011
Net sales	$2,589,581	$2,686,503
Net earnings attributable to Brown Shoe Company, Inc.	28,178	46,201
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	0.66	1.06
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	0.65	1.05

The pro forma net sales for 2010 and 2011 exclude the discontinued operations of The Basketball Marketing Company, Inc. (“TBMC”), which was sold during 2011. The primary adjustments to the pro forma disclosures above for 2010 include: i) a non-cash cost of goods sold impact reflecting the sell-through of higher cost product due to a fair value adjustment to acquired inventory of $4.2 million; ii) amortization of acquired intangibles of $1.9 million; and iii) additional interest expense of $5.5 million assuming borrowings at the beginning of 2010 of $156.6 million at 3.5% interest under our Credit Agreement to fund the acquisition. The primary adjustments for 2011 include: i) the elimination of a non-cash cost of goods sold impact related to the inventory fair value adjustment of $4.2 million; and ii) the elimination of $1.6 million of expenses related to the acquisition.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company’s results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.

During the period from the acquisition date through January 28, 2012, the Company’s consolidated statement of earnings included net sales from ASG of $135.5 million (net of intercompany eliminations and net sales from the discontinued operations of TBMC) and net earnings of $14.5 million, which included a net gain on the sale of TBMC of $14.0 million and an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $4.2 million ($2.5 million on an after-tax basis, or $0.05 per diluted share).

The Basketball Marketing Company, Inc.
On October 25, 2011, the Company sold TBMC for $55.4 million in cash. TBMC markets and sells footwear bearing the AND 1 brand-name and was acquired in the Company’s February 17, 2011 acquisition of ASG. TBMC was included in the Wholesale Operations segment of the Company. In conjunction with the sale, the Company recorded a gain of $20.6 million ($14.0 million on an after-tax basis, or $0.32 per diluted share), which is reflected in the consolidated statements of earnings as a component of discontinued operations. The Company also reduced goodwill by $21.6 million, intangible assets by $8.0 million and other net assets by $5.2 million.

Accordingly, the results of TBMC are reflected in the consolidated statement of earnings as discontinued operations. Earnings from the discontinued operations of TBMC for 2011 included $19.7 million of net sales and $3.0 million of earnings before income taxes.

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

On June 4, 2010, the Company acquired the remaining 50% of the outstanding stock of Edelman Shoe for $40.0 million, consisting of a combination of $32.7 million of cash, including transaction fees, and $7.3 million in shares of the Company’s common stock. The stock consideration consisted of 473,081 shares of the Company’s common stock. The acquisition of the remaining interest in Edelman Shoe was accounted for in accordance with the consolidation guidance applicable to noncontrolling interests, which requires changes in a parent’s ownership interest in a subsidiary, without loss of control, to be reflected as an adjustment to the carrying amount of the noncontrolling interest with excess consideration recognized directly to equity attributable to the controlling interest. As a result, the Company’s acquisition of the remaining interest in Edelman Shoe resulted in a reduction to total equity of $32.7 million, consisting of a net reduction of $24.1 million to total Brown Shoe Company, Inc. shareholders’ equity and the elimination of $8.6 million of the noncontrolling interest in Edelman Shoe. As of June 4, 2010, Edelman Shoe became a wholly-owned subsidiary of the Company.

3.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders:

(in thousands, except per share amounts)	2011	2010	2009
NUMERATOR
Net earnings from continuing operations	$8,724	$37,060	$10,443
Net loss (earnings) attributable to noncontrolling interests	199	173	(943)
Net earnings allocated to participating securities	(529)	(1,283)	(361)
Net earnings from continuing operations	8,394	35,950	9,139

Net earnings from discontinued operations	15,666	–	–
Net earnings allocated to participating securities	(668)	–	–
Net earnings from discontinued operations	14,998	–	–
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$23,392	$35,950	$9,139

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,126	42,156	41,585
Dilutive effect of share-based awards	542	331	64
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,668	42,487	41,649

Basic earnings per common share:
From continuing operations	$0.20	$0.85	$0.22
From discontinued operations	0.37	–	–
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.57	$0.85	$0.22

Diluted earnings per common share:
From continuing operations	$0.20	$0.85	$0.22
From discontinued operations	0.36	–	–
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.56	$0.85	$0.22

Options to purchase 1,415,696, 1,186,570 and 1,679,335 shares of common stock in 2011, 2010 and 2009, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

4.	COMPREHENSIVE INCOME
Comprehensive income includes changes in equity related to foreign currency translation adjustments, unrealized gains or losses from derivatives used for hedging activities and pension and other postretirement benefits adjustments.

The following table sets forth the reconciliation from net earnings to comprehensive income for the periods ended January 28, 2011, January 29, 2010 and January 30, 2009:

($ thousands)	2011	2010	2009
Net earnings	$24,390	$37,060	$10,443

Other comprehensive income (loss) (“OCI”), net of tax:
Foreign currency translation adjustment	207	2,150	3,437
Pension and other postretirement benefits adjustments, net of tax of $1,555, $2,197 and $2,485 in 2011, 2010 and 2009, respectively	2,941	3,433	3,509
Unrealized gains (losses) on derivative financial instruments, net of tax of $139, $63 and $481 in 2011, 2010 and 2009, respectively	343	171	(1,146)
Net loss from derivatives reclassified into earnings, net of tax of $22, $124 and $82 in 2011, 2010 and 2009, respectively	44	233	161
Other comprehensive income, net of tax	3,535	5,987	5,961
Comprehensive income	27,925	43,047	16,404
Comprehensive (loss) income attributable to noncontrolling interests	(160)	(150)	946
Comprehensive income attributable to Brown Shoe Company, Inc.	$28,085	$43,197	$15,458

The following table sets forth the balance in accumulated other comprehensive income for the Company at January 28, 2012, January 29, 2011 and January 30, 2010:

($ thousands)	2011	2010	2009
Foreign currency translation gains	$6,449	$6,281	$4,154
Unrealized gains (losses) on derivative financial instruments, net of tax	74	(313)	(717)
Pension and other postretirement benefits, net of tax	3,114	173	(3,260)
Accumulated other comprehensive income	$9,637	$6,141	$177

See additional information related to derivative financial instruments in Note 1, Note 13 and Note 14 to the consolidated financial statements and additional information related to pension and other postretirement benefits in Note 6 to the consolidated financial statements.

5.	RESTRUCTURING AND OTHER SPECIAL CHARGES, NET

Acquisition and Integration Related Costs
On February 17, 2011, the Company entered into a Stock Purchase Agreement with ASG and ASG’s stockholders, pursuant to which a subsidiary of the Company acquired all of the outstanding capital stock of ASG from the ASG stockholders on that date. During 2011, the Company incurred acquisition and integration related costs totaling $6.5 million ($4.5 million on an after-tax basis, or $0.11 per diluted share). Of the $6.5 million costs recorded during 2011, $4.0 million was recorded in the Other segment and $2.5 million was reflected within the Wholesale Operations segment. In 2011, $2.9 million of the ASG acquisition and integration costs related to severance, for which there is a remaining reserve balance of $1.7 million at January 28, 2012. During 2010, the Company incurred acquisition-related costs totaling $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) to effect the acquisition of ASG. All of the costs incurred in 2010 were reflected within the Other segment. All of the expenses incurred in 2011 and 2010 were recorded as a component of restructuring and other special charges, net. See Note 2 to the consolidated financial statements for further information.

Portfolio Realignment
In 2011, portfolio realignment efforts began that were designed to make the Company somewhat smaller but stronger and more profitable in the future. The first phase of the portfolio realignment includes selling the AND 1 division (TBMC, which was acquired with ASG); closing two U.S. distribution centers and a factory in China; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing or relocating numerous underperforming or poorly aligned retail stores and other infrastructure changes. These efforts began in 2011 and will continue in 2012.

In conjunction with the sale of TBMC, the Company recorded a gain of $20.6 million ($14.0 million on an after-tax basis, or $0.32 per diluted share), which is reflected in the consolidated statements of earnings as a component of discontinued operations. The Company incurred costs related to these portfolio realignment activities of $19.2 million ($12.0 million on an after-tax basis, or $0.28 per diluted share). These costs are reflected on the consolidated statements of earnings as $17.2 million in restructuring and other special charges, net and $2.0 million in costs of goods sold. Of the $17.2 million, $10.5 million was recorded in the Wholesale Operations segment, $3.3 million was recorded in the Other segment, $2.8 million was recorded in the Famous Footwear segment and $0.6 million was recorded in the Specialty Retail segment. Of the $2.0 million, $1.6 million was recorded in the Wholesale Operations segment and $0.4 million was recorded in the Specialty Retail segment.

The Company believes the first phase of the portfolio realignment will result in expense of approximately $31 to $34 million, of which $19.2 million was recognized during 2011. The Company expects approximately half of the $31 to $34 million of expense will relate to severance and other employee-related costs.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total
Original charges and reserve balance	$8.9	$6.1	$1.4	$2.8	$19.2
Amounts settled in 2011	(3.1)	(4.5)	(0.1)	(1.5)	(9.2)
Reserve balance at January 28, 2012	$5.8	$1.6	$1.3	$1.3	$10.0

Information Technology Initiatives
During 2008, the Company began implementation of an integrated enterprise resource planning (“ERP”) system provided by third-party vendors. The ERP system replaced certain existing internally developed and certain other third-party applications. Although the Company went live on the wholesale portion of its new ERP system in the fourth quarter of 2010, system transition efforts and alignment of existing business processes continued into 2011.

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

Organizational Changes
The Company made a series of changes within its leadership team in 2009 after two executives announced plans to retire in 2010. During 2009, the Company incurred charges of $4.6 million ($2.8 million on an after-tax basis, or $0.07 per diluted share) related to their retirement. All of these costs were reflected within the Other segment as a component of restructuring and other special charges, net.

Headquarters Consolidation
During 2008, the Company relocated its Famous Footwear division headquarters from Madison, Wisconsin to St. Louis, Missouri to foster collaboration, increase the Company’s speed to market and strengthen its connection with consumers. During 2009, the Company recorded income of $1.9 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) as a result of an expanded sublease arrangement. The Company incurred no additional charges or income related to this initiative during 2011 or 2010.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Employee Relocation	Employee Recruiting	Facility	Other	Total
Original charges and reserve balance	$6.6	$8.3	$4.6	$9.2	$1.1	$29.8
Amounts settled in 2008	(4.7)	(6.2)	(4.3)	(3.6)	(1.0)	(19.8)
Reserve reduction in 2009	–	–	–	(1.9)	–	(1.9)
Amounts settled in 2009	(1.9)	(1.7)	(0.2)	(1.9)	(0.1)	(5.8)
Reserve balance at January 30, 2010	$–	$0.4	$0.1	$1.8	$–	$2.3
Amounts settled in 2010	–	(0.4)	(0.1)	(1.4)	–	(1.9)
Reserve balance at January 29, 2011	$–	$–	$–	$0.4	$–	$0.4
Amounts settled in 2011	–	–	–	(0.4)	–	(0.4)
Reserve balance at January 28, 2012	$–	$–	$–	$–	$–	$–

Expense and Capital Containment Initiatives
During 2008, the Company announced expense and capital containment initiatives in an effort to proactively position itself for continued challenges in the retail environment. These initiatives included a voluntary separation program, changes in compensation structure, further rationalization of operating expenses and the closing of certain functions at the Company’s Fredericktown, Missouri distribution center. The Company incurred no charges during 2011, 2010 or 2009.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee Severance	Facility	Other	Total
Original charges and reserve balance	$24.7	$6.0	$0.2	$30.9
Amounts settled in 2008	(5.3)	(2.7)	–	(8.0)
Amounts settled in 2009	(15.3)	(2.1)	(0.2)	(17.6)
Reserve balance at January 30, 2010	$4.1	$1.2	$–	$5.3
Amounts settled in 2010	(3.3)	(1.2)	–	(4.5)
Reserve balance at January 29, 2011	$0.8	$–	$–	$0.8
Amounts settled in 2011	(0.8)	–	–	(0.8)
Reserve balance at January 28, 2012	$–	$–	$–	$–

6.	RETIREMENT AND OTHER BENEFIT PLANS
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

The Company also maintains an unfunded Supplemental Executive Retirement Plan (“SERP”). As of January 28, 2012, the projected benefit obligation of this plan was $8.0 million and the accumulated benefit obligation was $6.2 million.

In addition to providing pension benefits, the Company sponsors unfunded defined benefit postretirement life insurance plans that cover both salaried and hourly employees who became eligible for benefits by January 1, 1995. The life insurance plans provide coverage of up to twenty-thousand dollars for qualifying retired employees.

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2011	2010	2011	2010
Benefit obligation at beginning of year	$215,373	$197,259	$3,230	$3,657
Service cost	9,256	7,826	–	–
Interest cost	12,533	12,102	176	186
Plan participants’ contribution	11	10	17	41
Plan amendments	153	18	–	–
Actuarial loss (gain)	42,746	13,480	315	(409)
Benefits paid	(18,590)	(15,677)	(253)	(245)
Foreign exchange rate changes	(23)	355	–	–
Benefit obligation at end of year	$261,459	$215,373	$3,485	$3,230

The accumulated benefit obligation for the United States pension plans was $236.7 million and $196.6 million as of January 28, 2012 and January 29, 2011, respectively. The accumulated benefit obligation for the Canadian pension plans was $4.6 million and $5.1 million as of January 28, 2012 and January 29, 2011, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations, end of year	2011	2010	2011	2010
Discount rate	4.75%	5.75%	4.75%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Plan Assets
Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”). The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations. This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining a 70% overall (United States and international) equity commitment, managing an equity overlay strategy. The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments. The Company delegates investment management to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines. The Company’s overall investment strategy is to achieve a mix of approximately 95% of investments for long-term growth and 5% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The target allocations for plan assets for 2012 are 55% domestic equities, 30% debt securities and 15% foreign equities. Allocations may change periodically based upon changing market conditions. Domestic equities did not include any Company stock at January 28, 2012 or January 29, 2011.

Assets of the Canadian pension plans, which total approximately $4.9 million at January 28, 2012, were invested 55% in equity funds, 42% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of January 28, 2012 or January 29, 2011.

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

•
The unallocated insurance contract is valued at contract value, which approximates fair value; therefore, this contract is classified within Level 3 of the fair value hierarchy. The unallocated insurance contract fair value was $0.1 million as of both January 28, 2012 and January 29, 2011.

The fair values of the Company’s pension plan assets at January 28, 2012 by asset category are as follows:

		Fair Value Measurements at January 28, 2012
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Money market funds	$4,723	$4,723	$–	$–
U.S. government securities	68,667	68,667	–	–
Mutual fund	11,078	11,078	–	–
Limited partnership	31,461	–	31,461	–
Group trust	7,306	–	7,306	–
Real estate investment trusts	2,047	2,047	–	–
Corporate debt instruments	68,240	–	68,240	–
Corporate stocks – common	112,795	112,795	–	–
S&P 500 Index options	1,472	1,472	–	–
Interest rate swap agreements	13,406	–	13,406	–
Unallocated insurance contract	104	–	–	104
Total	$321,299	$200,782	$120,413	$104

The fair values of the Company’s pension plan assets at January 29, 2011 by asset category are as follows:

		Fair Value Measurements at January 29, 2011
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (liability)
Money market funds	$6,991	$6,991	$–	$–
U.S. government securities	40,965	40,965	–	–
Mutual fund	13,180	13,180	–	–
Limited partnership	39,459	–	39,459	–
Group trust	8,548	–	8,548	–
Real estate investment trusts	1,970	1,970	–	–
Corporate debt instruments	51,263	–	51,263	–
Corporate stocks – common	119,460	119,460	–	–
S&P 500 Index options	(1,632)	(1,632)	–	–
Interest rate swap agreements	(14,462)	–	(14,462)	–
Unallocated insurance contract	106	–	–	106
Total	$265,848	$180,934	$84,808	$106

 The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$265,848	$239,427	$–	$–
Actual return on plan assets	66,527	38,053	–	–
Employer contributions	7,523	3,657	236	204
Plan participants’ contributions	11	10	17	41
Benefits paid	(18,590)	(15,677)	(253)	(245)
Foreign exchange rate changes	(20)	378	–	–
Fair value of plan assets at end of year	$321,299	$265,848	$–	$–

The majority of employer contributions for 2011 related to payments due under our SERP. Employer contributions and benefits paid in the above table include both those amounts contributed directly to and paid directly from plan assets and those amounts paid directly to plan participants.

Funded Status
The over-funded status as of January 28, 2012 and January 29, 2011, for pension benefits was $59.8 million and $50.5 million, respectively. The under-funded status as of January 28, 2012 and January 29, 2011, for other postretirement benefits was $3.5 million and $3.2 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2011	2010	2011	2010
Prepaid pension costs (noncurrent asset)	$68,054	$63,250	$–	$-
Accrued benefit liabilities (current liability)	(226)	(7,219)	(322)	(327)
Accrued benefit liabilities (noncurrent liability)	(7,988)	(5,556)	(3,163)	(2,903)
Net amount recognized at end of year	$59,840	$50,475	$(3,485)	$(3,230)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
($ thousands)	2011	2010	2011	2010
End of Year
Projected benefit obligation	$7,997	$12,710	$7,997	$12,710
Accumulated benefit obligation	6,208	11,080	6,208	11,080
Fair value of plan assets	-	-	-	-

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive (income) loss that have not yet been recognized as components of net periodic benefits cost (income) at January 28, 2012 and January 29, 2011, and the expected amortization of the January 28, 2012 amounts as components of net periodic benefit cost (income) for the year ended February 2, 2013, are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2011	2010	2011	2010
Components of accumulated other comprehensive (income) loss, net of tax:
Net actuarial (gain) loss	$(2,658)	$669	$(492)	$(745)
Net prior service cost	67	(32)	-	-
Net transition asset	(31)	(65)	-	-
	$(2,622)	$572	$(492)	$(745)

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2012		2012
Expected amortization, net of tax:
Amortization of net actuarial losses (gains)		$195		$(31)
Amortization of net prior service cost		6		-
Amortization of net transition asset		26		-
		$227		$(31)

Net Periodic Benefit Cost
Net periodic benefit cost (income) for 2011, 2010 and 2009 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2011	2010	2009	2011	2010	2009
Service cost	$9,256	$7,826	$6,790	$–	$–	$–
Interest cost	12,533	12,102	11,573	176	186	219
Expected return on assets	(20,741)	(20,183)	(19,494)	–	–	–
Amortization of:
Actuarial loss (gain)	400	172	120	(99)	(112)	(85)
Prior service cost	(8)	(8)	(12)	–	–	–
Net transition asset	(47)	(46)	(137)	–	–	–
Settlement cost	2,100	878	127	–	–	–
Total net periodic benefit cost (income)	$3,493	$741	$(1,033)	$77	$74	$134

Weighted-average assumptions used to determine net cost (income):

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Rate of compensation increase	4.00%	4.25%	4.25%	N/A	N/A	N/A
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A

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

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plans	SERP	Total	Other Postretirement Benefits
Employer Contributions
2012 expected contributions to plan trusts	$136	$–	$136	$–
2012 expected contributions to plan participants	–	224	224	322
Expected Benefit Payments
2012	$9,564	$224	$9,788	$322
2013	10,055	966	11,021	309
2014	10,575	149	10,724	294
2015	11,049	2,416	13,465	277
2016	11,577	590	12,167	260
2017 – 2021	66,307	5,260	71,567	1,013

Defined-Contribution Plans
The Company’s domestic defined-contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus. The Company’s expense for this plan was $4.1 million, $3.0 million and $3.2 million in 2011, 2010 and 2009, respectively.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.3 million in 2011, 2010 and 2009.

Deferred Compensation Plan
In 2007, the Company established a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan of $1.1 million in 2011 and $1.4 million in 2010 are presented in employee compensation and benefits in the accompanying consolidated balance sheets. The assets held by the trust of $1.1 million in 2011 and $1.4 million in 2010 are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $0.6 million as of January 28, 2012 and $0.8 million as of January 29, 2011, are based on 63,936 and 62,218 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

7.	INCOME TAXES
The components of earnings before income taxes from continuing operations consisted of domestic (loss) earnings before income taxes from continuing operations of $(11.1) million, $23.8 million and $(6.8) million in 2011, 2010 and 2009, respectively, and foreign earnings before income taxes from continuing operations of $20.2 million, $29.4 million and $18.5 million in 2011, 2010 and 2009, respectively. In addition to the income tax expense associated with continuing operations, we also recorded income tax expense associated with net earnings from discontinued operations of $8.0 million in 2011. The Company did not record net earnings from discontinued operations in 2010 and 2009.

The components of income tax provision on earnings from continuing operations were as follows:

($ thousands)	2011	2010	2009
Federal
Current	$(2,528)	$(3,001)	$(16,602)
Deferred	319	13,209	14,567
	(2,209)	10,208	(2,035)
State
Current	(588)	885	1,102
Deferred	137	2,285	847
	(451)	3,170	1,949
Foreign	2,986	2,782	1,345
Total income tax provision	$326	$16,160	$1,259

The Company received federal, state and foreign tax refunds, net of payments, of $5.7 million and $4.6 million in 2011 and 2010, respectively, and made federal, state and foreign tax payments, net of refunds, of $13.0 million in 2009.

The differences between the tax provision reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2011	2010	2009
Income taxes at statutory rate	$3,168	$18,627	$4,095
State income taxes, net of federal tax benefit	(293)	2,061	1,267
Tax impact of nondeductible stock option expense	76	285	305
Foreign earnings taxed at lower rates	(4,090)	(6,504)	(4,442)
Other	1,465	1,691	34
Total income tax provision	$326	$16,160	$1,259

The other category of income tax provision principally represents the impact of expenses that are not deductible for federal income tax purposes.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 28, 2012	January 29, 2011
Deferred Tax Assets
Employee benefits, compensation and insurance	$18,096	$13,735
Accrued expenses	10,207	8,088
Postretirement and postemployment benefit plans	2,088	1,915
Deferred rent	2,411	5,072
Accounts receivable reserves	5,584	5,375
Net operating loss (“NOL”) carryforward/carryback	30,113	26,643
Inventory capitalization and inventory reserves	4,033	2,752
Intangible assets	–	993
Other	7,394	2,172
Total deferred tax assets, before valuation allowance	79,926	66,745
Valuation allowance	(6,946)	(6,751)
Total deferred tax assets, net of valuation allowance	72,980	59,994
Deferred Tax Liabilities
Retirement plans	(22,550)	(18,961)
LIFO inventory valuation	(36,139)	(31,927)
Capitalized software	(13,469)	(13,403)
Other	(1,288)	(1,656)
Depreciation	(1,874)	(1,078)
Intangible assets	(14,364)	–
Total deferred tax liabilities	(89,684)	(67,025)
Net deferred tax liability	$(16,704)	$(7,031)

At the end of 2011, the Company had a net operating loss carryforward with a tax value of $1.8 million related to Shoes.com, which expires in 2019, and various state net operating loss carryforwards with tax values totaling $10.7 million. A valuation allowance of $6.4 million has been established related to these operating loss carryforwards. The Company also has a valuation allowance of $0.5 million related to share-based compensation. The remaining net operating loss will be carried forward to future tax years.

As of January 28, 2012, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation, except for the Company’s Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. If the Company’s unremitted foreign earnings were not considered indefinitely reinvested as of January 28, 2012, additional deferred taxes of approximately $26.3 million would have been provided.

Uncertain Tax Positions
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ thousands)
Balance at January 31, 2009	$1,393
Additions for tax positions of prior years	242
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(262)
Balance at January 30, 2010	$1,373
Additions for tax positions of prior years	624
Settlements	(887)
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(358)
Balance at January 29, 2011	$752
Settlements	(206)
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(337)
Balance at January 28, 2012	$209

If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income tax provision, thereby impacting the effective tax rate, would be $0.2 million at January 28, 2012, $0.7 million at January 29, 2011 and $1.3 million at January 30, 2010.

Estimated interest related to the underpayment of income taxes were classified as a component of the income tax provision in the consolidated statements of earnings and were insignificant in 2011, 2010 and 2009.  Accrued interest was $0.1 million at January 28, 2012 and $0.3 million at January 29, 2011.

For federal purposes, the Company’s tax years 2008 to 2010 (fiscal years ending January 31, 2009, January 30, 2010 and January 29, 2011) remain open to examination. The Company also files tax returns in various foreign jurisdictions and numerous states for which various tax years are subject to examination. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

8.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments include Famous Footwear, Wholesale Operations, Specialty Retail and Other.

Famous Footwear, which represents the Company’s largest division, operated 1,089 stores at the end of 2011, primarily selling branded footwear for the entire family.

The Wholesale Operations segment sources and markets licensed, branded and private-label footwear primarily to national chains, mass merchandisers and department stores as well as Company-owned Famous Footwear and Specialty Retail segments.

The Specialty Retail segment included 105 stores in the United States, 106 stores in Canada and 23 stores in China at the end of 2011, selling primarily Naturalizer brand footwear in regional malls and outlet centers as well as other e-commerce businesses.

The Other segment includes corporate assets and administrative expenses and other costs and recoveries that are not allocated to the operating units.

The Company’s reportable segments are operating units that market to different customers and are each managed separately as they distribute their products on a retail or wholesale basis. An operating segment’s performance is evaluated and resources are allocated based on operating earnings (loss). Operating earnings (loss) represent gross profit, less selling and administrative expenses and restructuring and other special charges, net. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment sales are generally recorded at a profit to the selling segment. All intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings of the selling segment.

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total
Fiscal 2011
External sales	$1,456,314	$870,873	$255,637	$-	$2,582,824
Intersegment sales	2,156	211,631	-	-	213,787
Depreciation and amortization	26,116	15,521	3,517	16,295	61,449
Operating earnings (loss)	62,515	16,739	(7,627)	(36,077)	35,550
Operating segment assets	435,344	595,355	56,151	140,626	1,227,476
Purchases of property and equipment	16,272	5,991	3,901	1,693	27,857
Capitalized software	273	15	-	10,419	10,707

Fiscal 2010
External sales	$1,486,538	$754,389	$263,164	$-	$2,504,091
Intersegment sales	1,939	192,157	-	-	194,096
Depreciation and amortization	26,017	9,410	3,852	13,238	52,517
Operating earnings (loss)	90,419	32,227	(5,970)	(44,012)	72,664
Operating segment assets	473,098	401,700	56,941	216,304	1,148,043
Purchases of property and equipment	22,066	2,619	2,730	3,366	30,781
Capitalized software	253	-	-	23,793	24,046

Fiscal 2009
External sales	$1,363,617	$631,785	$246,566	$-	$2,241,968
Intersegment sales	2,186	193,114	-	-	195,300
Depreciation and amortization	29,405	9,908	4,476	9,506	53,295
Operating earnings (loss)	44,617	41,129	(14,246)	(39,977)	31,523
Operating segment assets	453,927	292,052	62,154	232,017	1,040,150
Purchases of property and equipment	19,129	1,888	1,931	1,932	24,880
Capitalized software	1,127	48	-	23,923	25,098

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

($ thousands)	2011	2010	2009
Operating earnings	$35,550	$72,664	$31,523
Interest expense	(26,141)	(19,647)	(20,195)
Loss on early extinguishment of debt	(1,003)	-	-
Interest income	644	203	374
Earnings before income taxes from continuing operations	$9,050	$53,220	$11,702

In 2011, the impact of restructuring and other special charges, net included in operating earnings was as follows:
•	Wholesale – $10.5 million of charges related to the Company’s portfolio realignment and $2.5 million related to integration costs of ASG.
•	Other – $4.0 million of charges related to the Company’s acquisition and integration costs of ASG and $3.3 million of charges related to portfolio realignment.
•	Famous Footwear – $2.8 million of charges related to the Company’s portfolio realignment.
•	Specialty Retail – $0.6 million of charges related to the Company’s portfolio realignment.

In 2010, the impact of restructuring and other special charges, net, included in operating earnings was as follows:

•	Other – $6.1 million of charges related to the Company’s information technology initiatives and $1.1 million of charges related to the acquisition of ASG.
•	Wholesale Operations – $0.7 million of charges related to the Company’s information technology initiatives.

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

For geographic purposes, the domestic operations include the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers, including the Company’s Famous Footwear and Specialty Retail stores and e-commerce business.

The Company’s foreign operations primarily consist of wholesale operations in the Far East and retail operations in Canada, China and Guam. The Far East operations include the manufacture of footwear at facilities owned by the Company and first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2011	2010	2009
Net Sales
United States	$2,259,907	$2,179,658	$1,978,656
Far East	215,263	217,346	190,750
Canada	107,654	107,087	72,562
Total net sales	$2,582,824	$2,504,091	$2,241,968

Long-Lived Assets
United States	$396,412	$331,092	$321,494
Far East	10,632	3,749	4,159
Canada	5,223	4,888	6,007
Latin America, Europe and other	71	33	241
Total long-lived assets	$412,338	$339,762	$331,901

Long-lived assets consisted primarily of property and equipment, goodwill and intangible assets, prepaid pension costs and other noncurrent assets.

9.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	January 28, 2012	January 29, 2011
Land and buildings	$42,049	$42,180
Leasehold improvements	170,824	167,377
Technology equipment	47,371	46,004
Machinery and equipment	64,085	52,799
Furniture and fixtures	107,320	105,890
Construction in progress	5,034	8,853
Property and equipment	436,683	423,103
Allowances for depreciation	(305,212)	(287,471)
Property and equipment, net	$131,471	$135,632

Useful lives of property and equipment are as follows:

Buildings	15-30 years
Leasehold improvements	5-20 years
Technology equipment	3-10 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

Selling and administrative expenses include charges for impairment, primarily for leasehold improvements and fixtures in the Company’s retail stores, of $1.9 million, $2.8 million and $3.9 million in 2011, 2010 and 2009, respectively. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	January 28, 2012	January 29, 2011
Intangible Assets
Famous Footwear	$2,800	$2,800
Wholesale Operations	155,003	116,308
Specialty Retail	200	200
Total intangible assets	158,003	119,308
Accumulated amortization	(57,017)	(48,716)
Total intangible assets, net	100,986	70,592
Goodwill
Wholesale Operations	39,604	–
Total Goodwill	39,604	–
Goodwill and intangible assets, net	$140,590	$70,592

Intangible assets of $42.5 million as of January 28, 2012 and $13.7 million as of January 29, 2011 are not subject to amortization. All remaining intangible assets are subject to amortization and have useful lives ranging from four to 20 years. Amortization expense related to intangible assets was $8.3 million, $6.7 million and $6.8 million in 2011, 2010 and 2009, respectively. The Company estimates the following amortization expense related to intangible assets: $7.6 million in 2012, 2013, 2014 and $6.7 million in 2015 and 2016.

The increase in the goodwill and intangible assets of the Wholesale Operations segment from January 29, 2011 to January 28, 2012 reflects the Company’s purchase of ASG on February 17, 2011 and the subsequent sale of TBMC on October 25, 2011. The Company’s purchase of ASG resulted in goodwill of $61.2 million and intangible assets of $46.7 million. The Company’s sale of TBMC resulted in the elimination of $21.6 million of goodwill and $8.0 million of intangible assets.

The remaining intangible assets associated with the Company’s acquisition of ASG, after the sale of TBMC, will be amortized on a straight-line basis over their estimated useful lives, ranging from four to 20 years, except for the Avia and RYKÄ trademarks, for which an indefinite life has been assigned. A summary of the estimated useful lives of intangible assets associated with the acquisition of ASG by class, excluding intangible assets related to TBMC, which were sold during 2011, as well as the total weighted-average estimated useful life is as follows:

Intangible Assets	Estimated Useful Life (in years)	Initial Fair Value ($ in millions)
Subject to amortization
Trademarks	20	$ 1.2
Customer relationships	20	4.6
Licensing agreements	4	3.6
Total(1)	14	$ 9.4
Not subject to amortization
Trademarks	Indefinite	$ 28.8
(1) Estimated useful life is calculated as the weighted-average total

As a result of annual impairment testing, the Company did not record any impairment charges during 2011 and 2010 related to intangible assets.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. A fair-value-based test is applied at the reporting unit level and compares the fair value of the reporting unit, with attributable goodwill, to the carrying value of such reporting unit. This test requires various judgments and estimates. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. An adjustment will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed a goodwill impairment test as of October 29, 2011, resulting in no impairment charges.

11.	LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Credit Agreement
On January 7, 2011, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement (“Former Credit Agreement”), which was further amended on February 17, 2011 (as so amended, the “Credit Agreement”). The Credit Agreement matures on January 7, 2016 and provides for a revolving credit facility in an aggregate amount of up to $530.0 million (effective February 17, 2011), subject to the calculated borrowing base restrictions, and provides for an increase at the Company’s option by up to $150.0 million from time to time during the term of the Credit Agreement (the “general purpose accordion feature”) subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase.

On February 17, 2011, ASG and TBMC, the sole domestic subsidiary of ASG, became borrowers under the Credit Agreement. In conjunction with the sale of TBMC on October 25, 2011, TBMC ceased to be a borrower under the Credit Agreement. See Note 2 to the consolidated financial statements for further information on the acquisition of ASG and the subsequent sale of TBMC.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of January 28, 2012.

The maximum amount of borrowings under either the Credit Agreement or Former Credit Agreement at the end of any month was $373.0 million in 2011 and $220.0 million in 2010. The average daily borrowings during the year were $257.2 million in 2011 and $91.9 million in 2010. The weighted-average interest rates approximated 2.9% in 2011 and 3.2% in 2010.

At January 28, 2012, the Company had $201.0 million in borrowings outstanding and $9.4 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $296.7 million at January 28, 2012.

$200 Million Senior Notes Due 2019
On May 11, 2011, the Company closed on an offering (the “Offering”) of $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”). The Company used a portion of the net proceeds to call and redeem the outstanding 8.75% senior notes due in 2012 (the “2012 Senior Notes”). The Company used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of the Company that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year beginning on November 15, 2011. The 2019 Senior Notes mature on May 15, 2019. Prior to May 15, 2014, the Company may redeem some or all of the 2019 Senior Notes at a redemption price equal to the sum of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest, plus a “make whole” premium. After May 15, 2014, the Company may redeem all or a part of the 2019 Senior Notes at the redemption prices (expressed as a percentage of principal) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities, including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. Proceeds from the sale of TBMC are being reinvested into our business as allowed by the 2019 Senior Notes. As of January 28, 2012, the Company was in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Cash payments of interest for these financing arrangements during 2011, 2010 and 2009 were $23.2 million, $18.0 million and $17.7 million, respectively.

Loss on Early Extinguishment of Debt
During 2011, the Company completed a cash tender offer for the 2012 Senior Notes and called for redemption and repaid the remaining notes that were not tendered. The Company incurred a loss on the early extinguishment of the 2012 Senior Notes prior to maturity totaling $1.0 million, of which approximately $0.6 million was non-cash.

12.	LEASES
The Company leases all of its retail locations and certain office locations, distribution centers and equipment. The minimum lease terms for the Company’s retail stores generally range from five to 10 years. Approximately one-half of the retail store leases are subject to renewal options for varying periods. The term of the leases for office facilities and distribution centers averages approximately 15 years with renewal options of five to 20 years.

At the time its retail facilities are initially leased, the Company often receives consideration from landlords for a portion of the cost of leasehold improvements necessary to open the store, which are recorded as a deferred rent obligation upon receipt and amortized to income over the lease term as a reduction of rent expense. In addition to minimum rental payments, certain of the retail store leases require contingent payments based on sales levels. A majority of the Company’s retail operating leases contain provisions that allow it to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility.

Rent expense for operating leases was:

($ thousands)	2011	2010	2009
Minimum rent	$153,417	$150,282	$153,599
Contingent rent	408	314	298
Sublease income	(1,121)	(299)	(755)
Total rent expense	$152,704	$150,297	$153,142

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at January 28, 2012:

($ thousands)
2012	$156,491
2013	130,179
2014	108,178
2015	88,296
2016	65,260
Thereafter	119,894
Total minimum operating lease payments	$668,298

13.	RISK MANAGEMENT AND DERIVATIVES

General Risk Management
The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. The financial institutions are located throughout the world and the Company’s policy is designed to limit exposure to any one institution or geographic region. The Company’s periodic evaluations of the relative credit standing of these financial institutions are considered in the Company’s investment strategy.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through February 2013. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s consolidated statement of earnings. The amount of hedge ineffectiveness for 2011, 2010 and 2009 was not material.

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

As of January 28, 2012, the Company had forward contracts maturing at various dates through February 2013. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	January 28, 2012	January 29, 2011
Financial Instruments
Chinese yuan	$43,407	$13,199
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	19,002	19,200
Euro	7,293	5,977
Great Britain pounds sterling	2,947	229
Japanese yen	1,365	1,344
New Taiwanese dollars	830	1,263
Other currencies	1,107	795
	$75,951	$42,007

The classification and fair values of derivative instruments designated as hedging instruments included within the consolidated balance sheet as of January 28, 2012 and January 29, 2011 are as follows:

($ in thousands)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange forwards contracts:
January 28, 2012	Prepaid expenses and other current assets	$839	Other accrued expenses	$633

January 29, 2011	Prepaid expenses and other current assets	$223	Other accrued expenses	$567

During 2011 and 2010, the effect of derivative instruments in cash flow hedging relationships on the consolidated statement of earnings was as follows:

($ in thousands)	Fiscal Year Ended 2011		Fiscal Year Ended 2010
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings
Net sales	$(99)	$145	$(242)	$(232)
Cost of goods sold	335	90	442	(34)
Selling and administrative expenses	232	(169)	41	(91)
Interest expense	14	–	(7)	–

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

Fair Value Hierarchy
Fair value measurement disclosures specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (“observable inputs”) or reflect the Company’s own assumptions of market participant valuation (“unobservable inputs”). In accordance with the fair value guidance, the hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 28, 2012 and January 29, 2011. The Company did not have any transfers between Level 1 and Level 2 during 2011 or 2010.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of January 28, 2012:
Cash equivalents – money market funds	$5,063	$5,063	$–	$–
Non-qualified deferred compensation plan assets	1,081	1,081	–	–
Non-qualified deferred compensation plan liabilities	(1,081)	(1,081)	–	–
Deferred compensation plan liabilities for non-employee directors	(620)	(620)	–	–
Derivative financial instruments, net	206	–	206	–
As of January 29, 2011:
Cash equivalents – money market funds	$50,000	$50,000	$–	$–
Non-qualified deferred compensation plan assets	1,447	1,447	–	–
Non-qualified deferred compensation plan liabilities	(1,447)	(1,447)	–	–
Deferred compensation plan liabilities for non-employee directors	(792)	(792)	–	–
Derivative financial instruments, net	(344)	–	(344)	–

 Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs. Long-lived assets held and used with a carrying amount of $50.2 million were written down to their fair value, resulting in an impairment charge of $1.9 million, which was recorded within selling and administrative expenses in 2011. Of the $1.9 million impairment charge, $1.4 million related to the Famous Footwear segment and $0.5 million related to the Specialty Retail segment.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	January 28, 2012		January 29, 2011
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under Credit Agreement	$201,000	$201,000	$198,000	$198,000
Senior Notes	198,633	190,000	150,000	152,157

The fair value of borrowings under the Credit Agreement approximated their carrying value due to the short-term nature, and the fair value of the Company’s Senior Notes was based upon quoted prices as of the end of the respective periods.

15.	COMMON STOCK REPURCHASES

Stock Repurchase Program
In January 2008, the Board of Directors approved a stock repurchase program (“2008 Program”) authorizing the repurchase of up to 2.5 million shares of the Company’s outstanding common stock. During 2011, the Company repurchased 2.5 million shares of its outstanding common stock for $25.5 million.

On August 25, 2011, the Board of Directors approved a stock repurchase program (“2011 Program”) authorizing the repurchase of up to 2.5 million additional shares of the Company’s outstanding common stock. The Company can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Repurchases of common stock are limited under the Company’s debt agreements. There have been no shares repurchased under the 2011 Program.

Repurchases Related to Employee Share-based Awards
During 2011 and 2010, 37,695 shares and 70,995 shares, respectively, were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

16.	SHARE-BASED PLANS
The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted stock options, restricted stock and stock performance awards.

ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, require companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees over the requisite service period for each award. In certain limited circumstances, the Company’s incentive compensation plan provides for accelerated vesting of the awards, such as in the event of a change in control, qualified retirement, death or disability. The Company has a policy of issuing treasury shares in satisfaction of share-based awards.

Share-based compensation expense of $5.6 million, $6.1 million and $4.7 million was recognized in 2011, 2010 and 2009, respectively, as a component of selling and administrative expenses. The following table details the share-based compensation expense by plan and the total related income tax benefit for 2011, 2010 and 2009:

($ thousands)	2011	2010	2009
Expense for share-based compensation plans:
Stock options	$513	$824	$947
Stock performance awards	471	1,243	623
Restricted stock grants	4,649	4,077	3,103
Total share-based compensation expense	5,633	6,144	4,673
Less: Income tax benefit	2,107	2,082	1,479
Total share-based compensation expense, net of income tax benefit	$3,526	$4,062	$3,194

The Company issued 559,401, 546,300 and 568,681 shares of common stock in 2011, 2010 and 2009, respectively, for restricted stock grants, stock options exercised and stock performance awards issued to employees and common and restricted stock grants issued to directors. There were no significant modifications to any share-based awards in 2011, 2010 or 2009.

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

The Company granted 111,500, 143,000 and 212,400 stock options during 2011, 2010 and 2009, respectively. Fair values of options granted in 2011, 2010 and 2009 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

	2011	2010	2009
Dividend yield	2.19%	2.0%	7.1%
Expected volatility	62.9%	59.8%	55.3%
Risk-free interest rate	2.5%	2.9%	2.9%
Expected term (in years)	7	7	8

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

Summarized information about stock options outstanding and exercisable at January 28, 2012 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$3.33 – $8.65	194,039	6	$4.91	97,014	$5.57
$8.66 – $13.97	223,409	3	10.96	175,159	11.15
$13.98 – $19.29	952,011	4	15.76	819,011	15.95
$19.30 – $24.61	173,905	4	21.34	173,905	21.34
$24.62 – $29.93	3,000	5	24.97	3,000	24.97
$29.94 – $35.25	116,246	5	34.95	116,246	34.95
	1,662,610	4	$15.79	1,384,335	$16.91

The weighted-average remaining contractual term of stock options outstanding and currently exercisable at January 28, 2012 was 4.1 years and 3.2 years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at January 28, 2012 was $0.9 million and $0.4 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for 2011 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 29, 2011	1,835,142	$15.42
Granted	111,500	12.28
Exercised	(116,311)	7.93
Forfeited	(167,721)	14.89
Canceled or expired	–	–
Outstanding at January 28, 2012	1,662,610	$15.79
Exercisable at January 28, 2012	1,384,335	$16.91

The intrinsic value of stock options exercised was $0.4 million, $1.1 million and $0.3 million for 2011, 2010 and 2009 respectively. The amount of cash received from the exercise of stock options was $0.9 million, $0.9 million and $0.1 million for 2011, 2010 and 2009, respectively. In addition, 349, 7,124 and 7,956 shares were tendered by employees in satisfaction of the exercise price of stock options during 2011, 2010 and 2009, respectively. The tax impact associated with stock options exercised was less than $0.1 million for 2011, $0.2 million for 2010 and less than $0.1 million for 2009.

The following table summarizes nonvested stock option activity for 2011 under the current and prior plans:

	Number of Nonvested Options	Weighted-Average Grant Date Fair Value
Nonvested at January 29, 2011	381,741	$5.37
Granted	111,500	6.83
Vested	(124,441)	7.26
Forfeited	(90,525)	5.07
Nonvested at January 28, 2012	278,275	$5.26

The weighted-average grant date fair value of stock options granted for 2011, 2010 and 2009 was $6.83, $7.48 and $1.57, respectively. The total grant date fair value of stock options vested during 2011, 2010 and 2009 was $0.9 million, $1.3 million and $2.2 million, respectively. As of January 28, 2012, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $0.7 million, which will be amortized over the weighted-average remaining requisite service period of 2.9 years.

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

The following table summarizes restricted stock activity for the year ended January 28, 2012:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 29, 2011	1,502,244	$11.50
Granted	656,350	13.78
Vested	(121,947)	27.48
Forfeited	(186,350)	11.81
Nonvested at January 28, 2012	1,850,297	$11.09

For the years ended January 28, 2012, January 29, 2011 and January 30, 2010, restricted shares granted were 656,350, 565,864 and 601,175, respectively. Restricted shares forfeited during 2011, 2010 and 2009 were 186,350, 100,719 and 60,442, respectively. The weighted-average fair value of restricted stock awards granted for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, was $13.78, $13.97 and $3.40, respectively. The total grant date fair value of restricted stock awards vested during the years ended January 28, 2012, January 29, 2011 and January 30, 2010, was $3.4 million, $4.4 million and $0.7 million, respectively. As of January 28, 2012, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $10.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.

The Company recognized $1.0 million in 2011 of excess tax benefits related to restricted stock vesting and dividends, which was reflected as an increase to additional paid-in capital. During 2010 and 2009, the Company recognized $0.3 million and $0.1 million, respectively, of excess tax deficiencies related to restricted stock vesting and dividends, which was reflected as a decrease to additional paid-in capital.

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of cash-equivalent restricted stock units (“RSUs”) at no cost to the non-employee director. The RSUs are subject to a vesting requirement (usually one-year), earn dividend equivalent units and are payable in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then-current fair value of the Company’s common stock. Dividend equivalents are paid on outstanding RSUs at the same rate as dividends on the Company’s common stock, are automatically re-invested in additional RSUs and vest immediately as of the payment date for the dividend. Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs, as remeasured at the end of each period. Expense for the dividend equivalents is recognized at fair value immediately. Gains and losses resulting from changes in the fair value of the RSUs subsequent to the vesting period and through the settlement date are reported in the Company’s consolidated statements of earnings.

The following table summarizes restricted stock unit activity for the year ended January 28, 2012:

	Outstanding			Accrued(1)	Nonvested RSUs
	Number of Vested RSUs	Number of Nonvested RSUs	Total Number of RSUs	Total Number of RSUs	Weighted-Average Grant Date Fair Value
January 29, 2011	145,457	61,000	206,457	186,124	$16.63
Granted (2)	4,734	67,918	72,652	50,660	10.38
Vested	62,943	(62,943)	–	20,333	16.40
Settled	(47,796)	–	(47,796)	(47,796)	–
January 28, 2012	165,338	65,975	231,313	209,321	$10.41
(1)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.
(2)	Granted RSUs include 6,677 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 4,734 related to outstanding vested RSUs and 1,943 related to outstanding nonvested RSUs.

Information about RSUs granted, vested and settled during 2011, 2010 and 2009 is as follows:

($ thousands, except per unit amounts)	2011	2010	2009
Weighted-average grant date fair value of RSUs granted(1)	$10.31	$16.46	$7.70
Fair value of RSUs vested	601	534	278
RSUs settled	47,796	–	–
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the total related income tax benefit for 2011, 2010 and 2009:

($ thousands)	2011	2010	2009
Compensation expense	$159	$798	$1,145
Income tax benefit	(62)	(310)	(445)
Compensation expense, net of income tax benefit	$97	$488	$700

The aggregate intrinsic value of RSUs outstanding and currently vested at January 28, 2012, is $2.2 million and $1.6 million, respectively. Aggregate intrinsic value for RSUs is calculated based on the average of the high and low prices of the Company’s common stock as of the reporting date. As of January 28, 2012 and January 29, 2011, the liabilities associated with the accrued RSUs totaled $2.0 million and $2.4 million, respectively.

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

Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the three-year service period. The fair value of the stock performance awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding stock performance awards for 285,750 shares at a target level as of January 28, 2012, which may result in the issuance of up to 428,625 shares at the end of the service periods.

The following table summarizes stock performance activity for the year ended January 28, 2012:

	Number of Nonvested Stock Performance Awards at Target Level	Number of Nonvested Stock Performance Awards at Maximum Level	Weighted-Average Grant Date Fair Value
Nonvested at January 29, 2011	520,375	780,563	$6.60
Granted	152,750	229,125	15.20
Vested	(323,500)	(485,250)	3.07
Expired	–	–	–
Forfeited	(63,875)	(95,813)	9.47
Nonvested at January 28, 2012	285,750	428,625	$14.56

The weighted-average grant-date fair value of stock performance awards granted for 2011, 2010 and 2009 was $15.20, $13.99 and $3.07, respectively. Stock performance awards of 323,500 vested in 2011 and no awards vested in 2010 or 2009. As of January 28, 2012, the total remaining unrecognized compensation cost related to nonvested stock performance awards was $0.4 million based on the anticipated number of shares to be awarded.

17.	RELATED PARTY TRANSACTIONS

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to market Naturalizer footwear in China in 2007. The Company is a 51% owner of B&H Footwear, the joint venture, with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department stores and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During 2011, 2010 and 2009, the Company, through its consolidated subsidiary, B&H Footwear, sold $5.9 million, $3.9 million and $2.2 million, respectively, of Naturalizer footwear on a wholesale basis to Hongguo.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company submitted a proposed expanded remedy workplan and is awaiting public comment and feedback from the oversight authorities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.1 million as of January 28, 2012. The Company expects to spend approximately $0.2 million in each of the next five years and $15.1 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through January 28, 2012 were $24.5 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at January 28, 2012 is $7.6 million, of which $0.7 million is recorded within other accrued expenses and $6.9 million is recorded within other liabilities. Of the total $7.6 million reserve, $4.9 million is for on-site remediation and $2.7 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.7 million at January 28, 2012, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.3 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.3 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.3 million as of January 28, 2012, to complete the cleanup, maintenance and monitoring at all sites. Of the $9.3 million liability, $0.9 million is recorded in other accrued expenses and $8.4 million is recorded in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.6 million as of January 28, 2012. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At January 28, 2012, the Company was contingently liable for remaining lease commitments of approximately $0.5 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

19.	FINANCIAL INFORMATION FOR THE COMPANY AND ITS SUBSIDIARIES

Brown Shoe Company, Inc. issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing agreement. The following table presents the consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the Guarantors and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated.

The consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Management believes that the information, presented in lieu of complete financial statements for each of the Guarantors, provides meaningful information to allow investors to determine the nature of the assets held by, and operations and cash flows of, each of the consolidated groups.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 28, 2012
($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(4,386)	$34,332	$17,736	$–	$47,682
Receivables	78,129	24,082	51,811	–	154,022
Inventories	129,776	418,264	13,757	–	561,797
Prepaid expenses and other current assets	35,625	14,685	1,327	–	51,637
Total current assets	239,144	491,363	84,631	–	815,138
Other assets	115,515	23,844	918	–	140,277
Intangible assets, net	47,765	16,160	76,665	–	140,590
Property and equipment, net	23,621	97,887	9,963	–	131,471
Investment in subsidiaries	813,602	68,057	–	(881,659)	–
Total assets	$1,239,647	$697,311	$172,177	$(881,659)	$1,227,476

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$201,000	$–	$–	$–	$201,000
Trade accounts payable	49,238	92,431	48,942	–	190,611
Other accrued expenses	60,079	65,676	7,214	–	132,969
Total current liabilities	310,317	158,107	56,156	–	524,580
Other liabilities:
Long-term debt	198,633	–	–	–	198,633
Other liabilities	29,702	46,717	14,128	–	90,547
Intercompany payable (receivable)	288,326	(321,115)	32,789	–	–
Total other liabilities	516,661	(274,398)	46,917	–	289,180
Equity:
Brown Shoe Company, Inc. shareholders’ equity	412,669	813,602	68,057	(881,659)	412,669
Noncontrolling interests	–	–	1,047	–	1,047
Total equity	412,669	813,602	69,104	(881,659)	413,716
Total liabilities and equity	$1,239,647	$697,311	$172,177	$(881,659)	$1,227,476

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED JANUARY 28, 2012
($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$691,008	$1,857,192	$219,939	$(185,315)	$2,582,824
Cost of goods sold	529,087	1,061,312	181,100	(185,315)	1,586,184
Gross profit	161,921	795,880	38,839	–	996,640
Selling and administrative expenses	168,414	715,987	53,018	–	937,419
Restructuring and other special charges, net	20,308	3,363	–	–	23,671
Equity in (earnings) loss of subsidiaries	(49,662)	14,613	–	35,049	–
Operating earnings (loss)	22,861	61,917	(14,179)	(35,049)	35,550
Interest expense	(26,113)	(633)	605	–	(26,141)
Loss on early extinguishment of debt	(1,003)	–	–	–	(1,003)
Interest income	1	247	396	–	644
Intercompany interest income (expense)	15,714	(15,098)	(616)	–	–
Earnings (loss) before income taxes from continuing operations	11,460	46,433	(13,794)	(35,049)	9,050
Income tax benefit (provision)	13,129	(12,437)	(1,018)	–	(326)
Net earnings (loss) from continuing operations	24,589	33,996	(14,812)	(35,049)	8,724
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	1,701	–	–	1,701
Gain on sale of subsidiary, net of tax	–	13,965	–	–	13,965
Net earnings from discontinued operations	–	15,666	–	–	15,666
Net earnings (loss)	24,589	49,662	(14,812)	(35,049)	24,390
Net loss attributable to noncontrolling interests	–	–	(199)	–	(199)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$24,589	$49,662	$(14,613)	$(35,049)	$24,589

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED JANUARY 28, 2012
($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(205,188)	$234,780	$18,439	$55	$48,086
Investing activities
Purchases of property and equipment	(2,739)	(21,917)	(3,201)	–	(27,857)
Capitalized software	(10,419)	(288)	–	–	(10,707)
Acquisition cost	–	–	(156,636)	–	(156,636)
Cash recognized on initial consolidation	–	3,121	–	–	3,121
Net proceeds from sale of subsidiary	–	61,922	(6,572)	–	55,350
Net cash (used for) provided by investing activities	(13,158)	42,838	(166,409)	–	(136,729)
Financing activities
Borrowings under revolving credit agreement	1,595,500	–	–	–	1,595,500
Repayments under revolving credit agreement	(1,592,500)	–	–	–	(1,592,500)
Intercompany financing	205,690	(271,509)	65,874	(55)	–
Proceeds from issuance of 2019 Senior Notes	198,633	–	–		198,633
Redemption of 2012 Senior Notes	(150,000)	–	–	–	(150,000)
Dividends paid	(12,076)	–	–	–	(12,076)
Debt issuance costs	(6,428)	–	–	–	(6,428)
Acquisition of treasury stock	(25,484)	–	–	–	(25,484)
Proceeds from stock options exercised	918	–	–	–	918
Tax (deficiency) benefit related to share-based plans	(292)	1,292	–	–	1,000
Contributions by noncontrolling interests	–	–	378	–	378
Net cash provided by (used for) financing activities	213,961	(270,217)	66,252	(55)	9,941
Effect of exchange rate changes on cash and cash equivalents	–	(164)	–	–	(164)
(Decrease) increase in cash and cash equivalents	(4,385)	7,237	(81,718)	–	(78,866)
Cash and cash equivalents at beginning of period	–	27,095	99,453	–	126,548
Cash and cash equivalents at end of period	$(4,385)	$34,332	$17,735	$–	$47,682

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 29, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$–	$27,095	$99,453	$–	$126,548
Receivables	64,742	5,201	43,994	–	113,937
Inventories	119,855	400,578	3,817	–	524,250
Prepaid expenses and other current assets	26,979	15,868	699	–	43,546
Total current assets	211,576	448,742	147,963	–	808,281
Other assets	113,193	19,667	678	–	133,538
Intangible assets, net	53,279	17,280	33	–	70,592
Property and equipment, net	25,850	106,475	3,307	–	135,632
Investment in subsidiaries	598,106	139,601	–	(737,707)	–
Total assets	$1,002,004	$731,765	$151,981	$(737,707)	$1,148,043

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$198,000	$–	$–	$–	$198,000
Trade accounts payable	52,616	75,764	38,810	–	167,190
Other accrued expenses	82,201	58,702	5,812	–	146,715
Total current liabilities	332,817	134,466	44,622	–	511,905
Other liabilities:
Long-term debt	150,000	–	–	–	150,000
Other liabilities	23,228	46,661	340	–	70,229
Intercompany payable (receivable)	80,879	(47,468)	(33,411)	–	–
Total other liabilities	254,107	(807)	(33,071)	–	220,229
Equity:
Brown Shoe Company, Inc. shareholders’ equity	415,080	598,106	139,601	(737,707)	415,080
Noncontrolling interests	–	–	829	–	829
Total equity	415,080	598,106	140,430	(737,707)	415,909
Total liabilities and equity	$1,002,004	$731,765	$151,981	$(737,707)	$1,148,043

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED JANUARY 29, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$714,388	$1,768,767	$216,604	$(195,668)	$2,504,091
Cost of goods sold	545,219	967,712	183,274	(195,668)	1,500,537
Gross profit	169,169	801,055	33,330	–	1,003,554
Selling and administrative expenses	190,586	717,775	14,615	–	922,976
Restructuring and other special charges, net	7,209	–	705	–	7,914
Equity in (earnings) loss of subsidiaries	(58,275)	(11,860)	–	70,135	–
Operating earnings (loss)	29,649	95,140	18,010	(70,135)	72,664
Interest expense	(19,643)	(4)	–	–	(19,647)
Interest income	1	76	126	–	203
Intercompany interest income (expense)	14,961	(11,212)	(3,749)	–	–
Earnings (loss) before income taxes	24,968	84,000	14,387	(70,135)	53,220
Income tax benefit (provision)	12,265	(25,415)	(3,010)	–	(16,160)
Net earnings (loss)	37,233	58,585	11,377	(70,135)	37,060
Net earnings (loss) attributable to noncontrolling interests	–	310	(483)	–	(173)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$37,233	$58,275	$11,860	$(70,135)	$37,233

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED JANUARY 29, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by (used for) operating activities	$64,824	$(129,040)	$61,904	$–	$(2,312)
Investing activities
Purchases of property and equipment	(4,863)	(25,126)	(792)	–	(30,781)
Capitalized software	(23,793)	(253)	–	–	(24,046)
Net cash used for investing activities	(28,656)	(25,379)	(792)	–	(54,827)
Financing activities
Borrowings under revolving credit agreement	1,051,500	–	–	–	1,051,500
Repayments under revolving credit agreement	(948,000)	–	–	–	(948,000)
Intercompany financing	(132,926)	206,664	(73,738)	–	–
Acquisition of noncontrolling interests (Edelman Shoe, Inc.)	7,309	(40,001)	–	–	(32,692)
Dividends paid	(12,254)	5,010	(5,010)	–	(12,254)
Debt issuance costs	(2,636)	–	–	–	(2,636)
Proceeds from stock options exercised	926	–	–	–	926
Contributions by noncontrolling interests	–	–	527	–	527
Tax deficiency related to share-based plans	(87)	–	–	–	(87)
Net cash (used for) provided by financing activities	(36,168)	171,673	(78,221)	–	57,284
Effect of exchange rate changes on cash and cash equivalents	–	570	–	–	570
Increase (decrease) in cash and cash equivalents	–	17,824	(17,109)	–	715
Cash and cash equivalents at beginning of period	–	9,271	116,562	–	125,833
Cash and cash equivalents at end of period	$–	$27,095	$99,453	$–	$126,548

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE FISCAL YEAR ENDED JANUARY 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$578,281	$1,624,989	$237,988	$(199,290)	$2,241,968
Cost of goods sold	439,386	909,656	189,077	(199,290)	1,338,829
Gross profit	138,895	715,333	48,911	–	903,139
Selling and administrative expenses	151,611	683,838	24,244	–	859,693
Restructuring and other special charges, net	11,625	–	298	–	11,923
Equity in (earnings) loss of subsidiaries	(27,932)	(20,002)	–	47,934	–
Operating earnings (loss)	3,591	51,497	24,369	(47,934)	31,523
Interest expense	(19,942)	(1)	(252)	–	(20,195)
Interest income	1	38	335	–	374
Intercompany interest income (expense)	15,498	(16,487)	989	–	–
(Loss) earnings before income taxes	(852)	35,047	25,441	(47,934)	11,702
Income tax benefit (provision)	10,349	(7,113)	(4,495)	–	(1,259)
Net earnings (loss)	9,497	27,934	20,946	(47,934)	10,443
Net earnings attributable to noncontrolling interests	–	–	943	–	943
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$9,497	$27,934	$20,003	$(47,934)	$9,500

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED JANUARY 30, 2010

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$45,390	$35,475	$37,088	$125	$118,078
Investing activities
Purchases of property and equipment	(2,114)	(21,422)	(1,344)	–	(24,880)
Capitalized software	(23,923)	(1,127)	(48)	–	(25,098)
Net cash used for investing activities	(26,037)	(22,549)	(1,392)	–	(49,978)
Financing activities
Borrowings under revolving credit agreement	848,900	–	–	–	848,900
Repayments under revolving credit agreement	(866,900)	–	–	–	(866,900)
Proceeds from stock options exercised	107	–	–	–	107
Tax deficiency related to share-based plans	(58)	–	–	–	(58)
Dividends paid	(12,009)	–	–	–	(12,009)
Intercompany financing	10,607	(33,744)	23,262	(125)	–
Net cash (used for) provided by financing activities	(19,353)	(33,744)	23,262	(125)	(29,960)
Effect of exchange rate changes on cash and cash equivalents	–	793	–	–	793
(Decrease) increase in cash and cash equivalents	–	(20,025)	58,958	–	38,933
Cash and cash equivalents at beginning of year	–	22,834	64,066	–	86,900
Cash and cash equivalents at end of year	$–	$2,809	$123,024	$–	$125,833

20.	QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly financial results (unaudited) for the years 2011 and 2010 are as follows:

	Quarters
($ thousands, except per share amounts)	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)		Fourth Quarter (13 weeks)
2011
Net sales	$619,555	(1)	$620,590 (1)	$713,788	$628,891
Gross profit	247,964	(1)	233,605 (1)	276,498	238,573
Net earnings (loss)	3,641		(4,768)	33,693	(8,176
Net earnings (loss) attributable to Brown Shoe Company, Inc.	3,688		(4,609)	33,732	(8,222
Per share of common stock:
Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders(2)	0.08		(0.11)	0.80	(0.21
Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders(2)	0.08		(0.11)	0.79	(0.21
Dividends paid	0.07		0.07	0.07	0.07
Market value:
High	15.77		12.79	10.31	9.72
Low	10.39		8.85	5.85	7.51
(1)
Adjusted from amounts previously reported in the Company’s Form 10-Q for the financial results related to TBMC. TBMC was acquired in the first quarter of 2011 and sold in the subsequent third quarter. The historical financial results of TBMC have been reclassified and presented as discontinued operations.

(2)	EPS for the quarters may not sum to the amounts for the year as each period is computed on a discrete basis.

	Quarters
($ thousands, except per share amounts)	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
2010
Net sales	$597,718	$585,756	$716,093	$604,524
Gross profit	247,560	238,470	282,219	235,305
Net earnings	10,535	4,788	18,490	3,247
Net earnings attributable to Brown Shoe Company, Inc.	10,046	5,261	18,573	3,353
Per share of common stock:
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	0.23	0.12	0.42	0.08
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	0.23	0.12	0.42	0.08
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	19.96	19.10	15.16	15.28
Low	11.56	13.71	10.25	11.12

The fourth quarter of 2011 included:
•	$14.7 million ($9.3 million on an after-tax basis, or $0.23 per diluted share) of charges related to our portfolio realignment,
•	$2.9 million ($1.6 million on an after-tax basis, or $0.04 per diluted share) of costs related to the integration of ASG, and
•	$0.9 million ($1.4 million on an after-tax basis, or $0.04 per diluted share) as a reduction to the gain on sale of a subsidiary.

The fourth quarter of 2010 included:
•	$1.4 million of charges ($0.9 million on an after-tax basis, or $0.02 per diluted share) related to the Company’s information technology initiatives, and
•	$1.1 million of acquisition-related costs ($0.7 million on an after-tax basis, or $0.01 per diluted share) related to the acquisition of ASG, which closed on February 17, 2011.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions-Describe	Balance at End of Period
($ thousands)
YEAR ENDED JANUARY 28, 2012
Deducted from assets or accounts:
Doubtful accounts and allowances	$ 18,398	$ 61,190	–	$ 53,737 (A)	$ 25,851
Inventory valuation allowances	15,305	54,083	–	47,129 (B)	22,259
Deferred tax asset valuation allowance	6,751	495	481(C)	781(D)	6,946

YEAR ENDED JANUARY 29, 2011
Deducted from assets or accounts:
Doubtful accounts and allowances	$ 14,311	$ 50,421	–	$ 46,334(A)	$ 18,398
Inventory valuation allowances	15,414	53,506	–	53,615(B)	15,305
Deferred tax asset valuation allowance	8,859	296	–	2,404(D)	6,751

YEAR ENDED JANUARY 30, 2010
Deducted from assets or accounts:
Doubtful accounts and allowances	$ 12,878	$ 46,909	–	$ 45,476 (A)	$ 14,311
Inventory valuation allowances	15,027	51,712	–	51,325 (B)	15,414
Deferred tax asset valuation allowance	6,723	2,136	–	–	8,859
(A)	Accounts written off, net of recoveries, discounts and allowances taken.
(B)	Adjustment upon disposal of related inventories.
(C)	Established through purchase accounting related to the ASG acquisition.
(D)	Reflects reductions to valuation allowance for the net operating loss carryforwards for certain states based on the Company’s expectations for utilization of net operating loss carryforwards.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	CONTROLS AND PROCEDURES

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of January 28, 2012, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
We converted certain of our existing internally developed and certain other third-party applications to an ERP system provided by third-party vendors in the fourth quarter of 2010 and continued stabilization efforts in 2011. We have updated our internal control over financial reporting as necessary to accommodate the modifications to our business processes and related internal control over financial reporting. This ERP system, along with the internal control over financial reporting impacted by the implementation, were appropriately tested for design and operating effectiveness as part of our annual evaluation of internal control over financial reporting as of January 28, 2012.

Internal Control Over Financial Reporting
Management’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2012 can be found in Item 8 of this report. As permitted, our assessment excluded the business operations of American Sporting Goods Corporation acquired in 2011. The acquired business operations excluded from our evaluation constituted $176.5 million of our total assets as of January 28, 2012, and $135.5 million and $14.5 million of net sales and net earnings, respectively, for the year then ended. The operations of the acquired businesses will be included in our 2012 evaluation. The effectiveness of internal control over financial reporting as of January 28, 2012, was audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can also be found in Item 8 of this report.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 28, 2012, other than those described above relating to the implementation of the new ERP system, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Executive Officers of the Registrant that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the captions Board Meetings and Committees and Audit Committee, respectively, in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Compensation Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 28, 2012:

Plan Category	Number of securities to be issued upon exercise of o utstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,576,485	(1)	15.79	(1)	2,411,107	(2)
Equity compensation plans not approved by security holders	–		–		–
Total	2,576,485		15.79		2,411,107
(1)	Column (a) includes the following:
(i)	1,662,610 outstanding stock options (includes vested and nonvested options)
(ii)	428,625 rights to receive common shares subject to nonvested performance share awards at the maximum award level. The target amount of shares to be awarded under these performance share awards is 151,500 and 134,250, depending on the achievement of certain objectives at the end of 2012 and 2013, respectively. These awards may be payable at anywhere from zero to a maximum 227,250 and 201,375 shares at the end of 2012 and 2013, respectively. Our current expectation is that 90,900 shares will be issued upon satisfaction of these awards
(iii)	485,250 rights to receive common shares subject to performance share awards that have vested at the end of 2011 but had not been approved for issuance by the Compensation Committee as of the end of fiscal 2011. The target amount of shares for these awards was 323,500 and the awards will be paid out at 150.0% of target in March of 2012.

Performance share rights described in (ii) and (iii) above were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes restricted stock units granted to independent directors and independent directors’ deferred compensation units, which are payable only in cash and are described further in Note 16 to the consolidated financial statements.

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
Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our Principal Accounting Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, which information is incorporated herein by reference.

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

3.2	Bylaws of the Company as amended through October 6, 2011, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated and filed October 11, 2011.
4.2a
Indenture for the 7.125% Senior Notes due 2019, dated May 11, 2011 among Brown Shoe Company, Inc., the subsidiary guarantors set forth therein, and Wells Fargo Bank, National Association, as trustee, as incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated and filed May 13, 2011.

4.2b	Form of 7.125% Senior Notes due 2019, as incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated and filed May 13, 2011.
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

Exhibit No.	Description
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

10.5f(1)*
Amendment to Performance Unit Award Agreement (for 2008-2010 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the fourth quarter ended October 30, 2010, and filed January 21, 2011.

10.5f(2)*
Form of Performance Award Agreement (for 2009-2011 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended October 30, 2010, and filed January 21, 2011.

10.5f(3)*
Form of Performance Award Agreement (for 2010-2012 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q/A for the quarter ended October 30, 2010, and filed January 21, 2011.

10.5g*
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

10.6b*
Form of Performance Award Agreement (for 2011-2013 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, as incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended April 30, 2011 and filed June 9, 2011.

10.7a*
Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors (for grants commencing in 2008), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 2, 2008, and filed September 10, 2008.

10.7b*
Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors (for grants prior to 2008), incorporated herein by reference to Exhibit 10(u) to the Company’s Form 10-K for the year ended January 29, 2005, and filed April 1, 2005.

10.8*
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

10.10*	Brown Shoe Company, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 11, 2007.
10.11*
Brown Shoe Company, Inc. Non-Employee Director Share Plan (2009), incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2008, and filed December 9, 2008.

10.12a*	Severance Agreement, effective April 1, 2006, between the Company and Ronald A. Fromm, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed April 6, 2006.
10.12b*
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

10.18*	Employment Agreement, dated January 7, 2011, between Ronald A. Fromm and the Company, as incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed January 10, 2011.

	Exhibit No.	Description
	10.19
Stock Purchase Agreement, dated February 17, 2011, by and among Brown Shoe Company, Inc., Brown Shoe Netherlands B.V., American Sporting Goods Corporation, the sellers named therein and Jerome A. Turner, in his capacity as representative, as incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed February 17, 2011.

	10.20
Registration Rights Agreement for the 7.125% Senior Notes due 2019 dated as of May 11, 2011, among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as initial purchasers, as incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated and filed May 13, 2011.

†	21	Subsidiaries of the registrant.
†	23	Consent of Registered Public Accounting Firm.
†	24	Power of attorney (contained on signature page).
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†^	101.INS	XBRL Instance Document
†^	101.SCH	XBRL Taxonomy Extension Schema Document
†^	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†^	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†^	101.PRE	XBRL Taxonomy Presentation Linkbase Document
†^	101.DEF	XBRL Taxonomy Definition Linkbase Document

(b)	Exhibits:

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
Mark E. Hood
Senior Vice President and Chief Financial Officer
Date: March 27, 2012

Know all men by these presents, that each person whose signature appears below constitutes and appoints Diane M. Sullivan, Mark E. Hood and Michael I. Oberlander his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, on the dates and in the capacities indicated.

Signatures	Date	Title

/s/ Diane M. Sullivan
Diane M. Sullivan	March 27, 2012	Director, President and Chief Executive Officer on behalf of the Company and as Principal Executive Officer

/s/ Mark E. Hood
Mark E. Hood	March 27, 2012	Senior Vice President and Chief Financial Officer on behalf of the Company and as Principal Financial Officer and Principal Accounting Officer

/s/ Ronald A. Fromm
Ronald A. Fromm	March 27, 2012	Chairman of the Board of Directors

/s/ Mario L. Baeza
Mario L. Baeza	March 27, 2012	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	March 27, 2012	Director

/s/ Carla C. Hendra
Carla C. Hendra	March 27, 2012	Director

/s/ Ward M. Klein
Ward M. Klein	March 27, 2012	Director

/s/ Steven W. Korn
Steven W. Korn	March 27, 2012	Director

/s/ Patricia G. McGinnis
Patricia G. McGinnis	March 27, 2012	Director

/s/ W. Patrick McGinnis
W. Patrick McGinnis	March 27, 2012	Director

/s/ Michael F. Neidorff
Michael F. Neidorff	March 27, 2012	Director

/s/ Hal J. Upbin
Hal J. Upbin	March 27, 2012	Director

/s/ Harold B. Wright
Harold B. Wright	March 27, 2012	Director