Form 10-Q
period 2012-04-28
BROWN SHOE CO INC
filed 2012-06-05
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 28, 2012

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐     No ☑

As of May 25, 2012, 42,859,120 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	April 28, 2012	April 30, 2011	January 28, 2012
Assets
Current assets
Cash and cash equivalents	$39,792	$54,229	$47,682
Receivables	139,488	144,484	154,022
Inventories	512,819	534,725	561,797
Prepaid expenses and other current assets	46,051	57,468	51,637
Total current assets	738,150	790,906	815,138

Other assets	138,178	135,103	140,277
Goodwill and intangible assets, net	138,697	173,162	140,590
Property and equipment	430,098	430,274	436,683
Allowance for depreciation	(304,301)	(288,876)	(305,212)
Net property and equipment	125,797	141,398	131,471
Total assets	$1,140,822	$1,240,569	$1,227,476
Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$124,000	$288,000	$201,000
Trade accounts payable	182,380	171,386	190,611
Other accrued expenses	135,484	132,806	132,969
Total current liabilities	441,864	592,192	524,580

Other liabilities
Long-term debt	198,680	150,000	198,633
Deferred rent	29,746	34,127	32,361
Other liabilities	57,538	44,438	58,186
Total other liabilities	285,964	228,565	289,180

Equity
Common stock	428	443	420
Additional paid-in capital	115,912	135,568	115,869
Accumulated other comprehensive income	10,233	8,197	9,637
Retained earnings	285,439	274,814	286,743
Total Brown Shoe Company, Inc. shareholders’ equity	412,012	419,022	412,669
Noncontrolling interests	982	790	1,047
Total equity	412,994	419,812	413,716
Total liabilities and equity	$1,140,822	$1,240,569	$1,227,476
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 28, 2012	April 30, 2011
Net sales	$626,441	$619,555
Cost of goods sold	387,377	371,591
Gross profit	239,064	247,964
Selling and administrative expenses	218,914	234,140
Restructuring and other special charges, net	11,455	1,744
Operating earnings	8,695	12,080
Interest expense	(6,157)	(6,698)
Interest income	83	85
Earnings before income taxes from continuing operations	2,621	5,467
Income tax provision	(993)	(2,119)
Net earnings from continuing operations	1,628	3,348
Discontinued operations:
Earnings from operations of subsidiary, net of tax of $0 and $215, respectively	–	293
Net earnings from discontinued operations	–	293
Net earnings	1,628	3,641
Net loss attributable to noncontrolling interests	(67)	(47)
Net earnings attributable to Brown Shoe Company, Inc.	$1,695	$3,688

Basic earnings per common share:
From continuing operations	$0.04	$0.08
From discontinued operations	–	–
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.04	$0.08

Diluted earnings per common share:
From continuing operations	$0.04	$0.08
From discontinued operations	–	–
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.04	$0.08

Dividends per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 28, 2012	April 30, 2011
Net earnings	$1,628	$3,641
Other comprehensive income, net of tax:
Foreign currency translation adjustment	988	2,259
Unrealized losses on derivative financial instruments, net of tax of $136 and $51, respectively	(383)	(209)
Net (income) loss from derivatives reclassified into earnings, net of tax of $9 and $5, respectively	(9)	14
Other comprehensive income, net of tax	596	2,064
Comprehensive income	2,224	5,705
Comprehensive loss attributable to noncontrolling interests	(65)	(39)
Comprehensive income attributable to Brown Shoe Company, Inc.	$2,289	$5,744
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	April 28, 2012	April 30, 2011

Operating Activities
Net earnings	$1,628	$3,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,104	8,921
Amortization of capitalized software	3,283	3,327
Amortization of intangibles	1,893	2,066
Amortization of debt issuance costs	629	599
Share-based compensation expense	1,444	1,663
Tax (benefit) deficiency related to share-based plans	(753)	431
Loss on disposal of facilities and equipment	456	308
Impairment charges for facilities and equipment	2,756	543
Deferred rent	(2,615)	(551)
Provision for doubtful accounts	950	335
Changes in operating assets and liabilities, net of acquired business:
Receivables	13,587	(9,628)
Inventories	49,251	39,362
Prepaid expenses and other current and noncurrent assets	6,377	268
Trade accounts payable	(8,268)	(9,155)
Accrued expenses and other liabilities	1,900	(37,348)
Other, net	(724)	(1,125)
Net cash provided by operating activities	79,898	3,657

Investing Activities
Purchases of property and equipment	(5,622)	(7,067)
Capitalized software	(1,386)	(2,640)
Acquisition cost	–	(156,636)
Cash recognized on initial consolidation	–	3,121
Net cash used for investing activities	(7,008)	(163,222)

Financing Activities
Borrowings under revolving credit agreement	165,000	759,500
Repayments under revolving credit agreement	(242,000)	(669,500)
Dividends paid	(2,999)	(3,104)
Debt issuance costs	–	(1,234)
Issuance of common stock under share-based plans	(2,148)	484
Tax benefit (deficiency) related to share-based plans	753	(431)
Net cash (used for) provided by financing activities	(81,394)	85,715
Effect of exchange rate changes on cash and cash equivalents	614	1,531
Decrease in cash and cash equivalents	(7,890)	(72,319)
Cash and cash equivalents at beginning of period	47,682	126,548
Cash and cash equivalents at end of period	$39,792	$54,229
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations and cash flows of Brown Shoe Company, Inc. (the “Company”). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 28, 2012.

Note 2	Impact of New and Prospective Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement, which amends current fair value guidance. This accounting update requires additional disclosures related to fair value measurements. The Company adopted the standard on January 29, 2012 and it did not have an impact on the Company’s condensed consolidated financial statements, although changes in related disclosures were required.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net earnings and other comprehensive income, or in two separate but consecutive statements. The Company adopted the standard on January 29, 2012 and it did not have an impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows as it only requires a change in the format of the current presentation and related disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, which amends current goodwill impairment testing guidance. This accounting update will allow companies the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, performing the two-step impairment test is unnecessary. The Company adopted the standard on January 29, 2012 and it did not have an impact on the Company’s condensed consolidated financial statements.

Note 3	Acquisitions and Divestitures

American Sporting Goods Corporation
On February 17, 2011, the Company entered into a Stock Purchase Agreement with American Sporting Goods Corporation (“ASG”) and ASG’s stockholders, pursuant to which a subsidiary of the Company acquired all of the outstanding capital stock of ASG from the ASG stockholders on that date. The aggregate purchase price for ASG was $156.6 million in cash, including debt assumed by the Company of $11.6 million. The cost to acquire ASG was allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation resulted in acquired goodwill of $61.2 million and intangible assets related to trade names, licensing agreements and customer relationships of $46.7 million. The goodwill and intangible assets were allocated to the Wholesale Operations segment.

The Company incurred integration costs of $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) in the first quarter of 2012 and acquisition costs of $1.7 million (on both a pre-tax and after-tax basis, or $0.04 per diluted share) in the first quarter of 2011. The integration costs incurred in the first quarter of 2012 are included in the Wholesale Operations segment and the costs incurred in the first quarter of 2011 were included in the Other segment. All costs were recorded as a component of restructuring and other special charges, net. In addition, during the first quarter of 2011, the Wholesale Operations segment recognized an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $2.7 million ($1.6 million on an after-tax basis, or $0.04 per diluted share).

The results of ASG have been included in the Company’s financial statements since February 17, 2011 and are consolidated within the Wholesale Operations segment. The following table illustrates the unaudited pro forma effect on the first quarter of 2011 results as if the acquisition had been completed as of the beginning of 2010:

Thirteen Weeks Ended
($ thousands, except per share amounts)	April 30, 2011
Net sales	$626,312
Net earnings attributable to Brown Shoe Company, Inc.	6,609
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	0.15
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	0.15

The pro forma net sales for the first quarter of 2011 exclude the discontinued operations of The Basketball Marketing Company, Inc. (“TBMC”), which was sold during the third quarter of 2011. The primary adjustments to the pro forma disclosures above for the first quarter of 2011 include: i) the elimination of the non-cash cost of goods sold impact related to the inventory fair value adjustment of $2.7 million; and ii) the elimination of $1.7 million of expenses related to the acquisition.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results would have been had we completed the acquisition on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

The Basketball Marketing Company, Inc.
On October 25, 2011, the Company sold TBMC for $55.4 million, which resulted in a pre-tax gain of $20.6 million. TBMC was acquired in the Company’s February 17, 2011 acquisition of ASG. Accordingly, the Company reduced goodwill by $21.6 million, intangible assets by $8.0 million and other net assets by $5.2 million and the results of TBMC are reflected in the condensed consolidated statement of earnings as discontinued operations.

Note 4	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders. The following table sets forth the computation of basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended April 28, 2012 and April 30, 2011:

	Thirteen Weeks Ended
(in thousands, except per share amounts)	April 28, 2012	April 30, 2011

NUMERATOR
Net earnings from continuing operations	$1,628	$3,348
Net loss attributable to noncontrolling interests	67	47
Net earnings allocated to participating securities	(155)	(138)
Net earnings from continuing operations	1,540	3,257

Net earnings from discontinued operations	–	293
Net earnings allocated to participating securities	–	(11)
Net earnings from discontinued operations	–	282
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$1,540	$3,539

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	40,422	42,475
Dilutive effect of share-based awards	322	531
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	40,744	43,006

Basic earnings per common share:
From continuing operations	$0.04	$0.08
From discontinued operations	–	–
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.04	$0.08

Diluted earnings per common share:
From continuing operations	$0.04	$0.08
From discontinued operations	–	–
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.04	$0.08

Options to purchase 1,345,256 and 1,350,570 shares of common stock for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 5	Restructuring and Other Special Charges, Net

Acquisition and Integration Related Costs
During the first quarter of 2011, the Company acquired ASG and incurred related costs of $1.7 million (on both a pre-tax and after-tax basis, or $0.04 per diluted share). In 2012, the Company incurred integration costs related to ASG of $0.7 million ($0.4 million after-tax, or $0.01 per diluted share). All of the first quarter of 2012 costs are included in the Wholesale Operations segment as a component of restructuring and other special charges, net. All of the first quarter of 2011 costs were included in the Other segment as a component of restructuring and other special charges, net. As of April 28, 2012, there is a remaining reserve balance of $1.9 million related to severance. See Note 3 to the condensed consolidated financial statements for further information.

Portfolio Realignment
In 2011, portfolio realignment efforts began that were designed to make the Company somewhat smaller but stronger and more profitable in the future. The first phase of the portfolio realignment includes selling the AND 1 division (TBMC, which was acquired with ASG); exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing two U.S. distribution centers and a factory in China; closing or relocating numerous underperforming or poorly aligned retail stores and other infrastructure changes. These efforts began in 2011 and will continue through 2012.

During 2012, the Company incurred costs related to these portfolio realignment activities of $12.1 million ($7.9 million after-tax, or $0.18 per diluted share). These costs are reflected on the condensed consolidated statement of earnings as $10.8 million in restructuring and other special charges, net and $1.3 million in cost of goods sold. Of the $10.8 million in restructuring and other special charges, net, $7.0 million is included in the Famous Footwear segment, $2.5 million is included in the Wholesale Operations segment, $0.8 million is included in the Specialty Retail segment and $0.5 million is included in the Other segment. Of the $1.3 million in cost of goods sold, $1.1 million is included in the Wholesale Operations segment and $0.2 million is included in the Specialty Retail segment. There were no portfolio realignment costs recognized in the first quarter of 2011.

The Company believes the first phase of the portfolio realignment will result in total expense of approximately $41 million, of which $31.3 million was recorded as of April 28, 2012. The Company expects approximately half of the $41 million of expense will relate to severance and other employee-related costs.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total
Original charges and reserve balance	$8.9	$6.1	$1.4	$2.8	$19.2
Amounts settled in 2011	(3.1)	(4.5)	(0.1)	(1.5)	(9.2)
Reserve balance at January 28, 2012	$5.8	$1.6	$1.3	$1.3	$10.0
Additional charges in first quarter 2012	3.4	1.4	6.0	1.3	12.1
Amounts settled in first quarter 2012	(3.5)	(2.2)	(2.4)	(1.0)	(9.1)
Reserve balance at April 28, 2012	$5.7	$0.8	$4.9	$1.6	$13.0

Note 6	Business Segment Information

Applicable business segment information is as follows for the periods ended April 28, 2012 and April 30, 2011:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended April 28, 2012
External sales	$347,107	$223,203	$56,131	$–	$626,441
Intersegment sales	559	51,576	–	–	52,135
Operating earnings (loss)	18,301	1,979	(3,527)	(8,058)	8,695
Operating segment assets	431,820	508,710	56,702	143,590	1,140,822

Thirteen Weeks Ended April 30, 2011
External sales	$342,727	$217,064	$59,764	$–	$619,555
Intersegment sales	401	41,145	–	–	41,546
Operating earnings (loss)	18,782	6,019	(3,744)	(8,977)	12,080
Operating segment assets	478,255	557,272	63,547	141,495	1,240,569

The Other segment includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

During the thirteen weeks ended April 28, 2012, operating earnings (loss) included portfolio realignment costs of $12.1 million and ASG integration-related costs of $0.7 million. Of the $12.1 million, $7.0 million is included in the Famous Footwear segment, $3.6 million is included in the Wholesale Operations segment, $1.0 million is included in the Specialty Retail segment and $0.5 million is included in the Other segment. The $0.7 million of ASG integration-related costs are included in the Wholesale Operations segment.

During the thirteen weeks ended April 30, 2011, operating earnings of the Wholesale Operations segment included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $2.7 million and the operating loss of the Other segment included costs related to the Company’s acquisition of ASG of $1.7 million.

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

	Thirteen Weeks Ended
($ thousands)	April 28, 2012	April 30, 2011
Operating earnings	$8,695	$12,080
Interest expense	(6,157)	(6,698)
Interest income	83	85
Earnings before income taxes from continuing operations	$2,621	$5,467

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	April 28, 2012	April 30, 2011	January 28, 2012

Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	155,003	163,008	155,003
Specialty Retail	200	200	200
Total intangible assets	158,003	166,008	158,003
Accumulated amortization	(58,910)	(50,782)	(57,017)
Total intangible assets, net	99,093	115,226	100,986
Goodwill
Wholesale Operations	39,604	57,936	39,604
Total goodwill	39,604	57,936	39,604
Goodwill and intangible assets, net	$138,697	$173,162	$140,590

Intangible assets, primarily owned trademarks, of $42.5 million as of April 28, 2012, January 28, 2012 and April 30, 2011 are not subject to amortization. All remaining intangible assets, primarily owned and licensed trademarks, are subject to amortization and have useful lives ranging from four to 20 years as of April 28, 2012. Amortization expense related to intangible assets was $1.9 million and $2.1 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

The decrease in the goodwill and intangible assets of the Wholesale Operations segment from April 30, 2011 to January 28, 2012 and April 28, 2012 is primarily related to the Company's sale of TBMC on October 25, 2011. The Company's sale of TBMC resulted in the elimination of $21.6 million of goodwill and $8.0 of intangible assets.

Note 8	Shareholders’ Equity

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the thirteen weeks ended April 28, 2012:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2012	$412,669	$1,047	$413,716
Net earnings (loss)	1,695	(67)	1,628
Other comprehensive income	596	2	598
Dividends paid	(2,999)	–	(2,999)
Stock issued under share-based plans	(2,148)	–	(2,148)
Tax benefit related to share-based plans	753	–	753
Share-based compensation expense	1,444	–	1,444
Other	2	–	2
Equity at April 28, 2012	$412,012	$982	$412,994

Share-Based Compensation
During the first quarter of 2012, the Company granted 26,000 stock options to certain employees with a weighted-average exercise price and grant date fair value of $9.18 and $5.46, respectively. These options vest in four equal increments, 25% vesting over each of the next four years, with a term of ten years. Share-based compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company also granted 625,500 restricted shares to certain employees with a weighted-average grant date fair value of $9.18 during the first quarter of 2012. The restricted shares granted to employees vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period.

The Company granted 93,075 performance share awards during the first quarter of 2012 with a weighted-average grant date fair value of $9.18. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. Performance share awards are payable in cash based on the Company’s stock price upon payout. The performance share awards may pay out at a maximum of 200% of the target number of units. Share-based compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of units to be awarded on a straight-line basis over the three-year service period.

The Company recognized share-based compensation expense of $1.4 million and $1.7 million during the first quarter of 2012 and the first quarter of 2011, respectively. The Company issued 1,153,764 shares of common stock during the first quarter of 2012 for restricted stock grants, 2009 stock performance grants, stock options exercised and directors’ fees. During the first quarter of 2012, the Company cancelled restricted stock awards of 33,500 shares as a result of forfeitures.

The Company also granted 1,743 restricted stock units to non-employee directors with a weighted-average grant date fair value of $9.29 during the first quarter of 2012. All restricted stock units granted during the first quarter of 2012 immediately vested and compensation expense was fully recognized.

Note 9	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit (income) cost for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Service cost	$2,986	$2,060	$–	$–
Interest cost	3,184	3,092	40	44
Expected return on assets	(6,279)	(5,173)	–	–
Amortization of:
Actuarial loss (gain)	80	99	(13)	(25)
Net transition asset	(11)	(11)	–	–
Total net periodic benefit (income) cost	$(40)	$67	$27	$19

Note 10	Long-Term and Short-Term Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of April 28, 2012.

At April 28, 2012, the Company had $124.0 million in borrowings outstanding and $8.5 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $354.3 million at April 28, 2012.

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

The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of the Company that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year. The 2019 Senior Notes mature on May 15, 2019. Prior to May 15, 2014, the Company may redeem some or all of the 2019 Senior Notes at a redemption price equal to the sum of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest, plus a “make whole” premium. After May 15, 2014, the Company may redeem all or a part of the 2019 Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of April 28, 2012, the Company was in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through May 2013. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the thirteen weeks ended April 28, 2012 and April 30, 2011 was not material.

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

As of April 28, 2012, April 30, 2011 and January 28, 2012, the Company had forward contracts maturing at various dates through May 2013, April 2012 and February 2013, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	April 28, 2012	April 30, 2011	January 28, 2012
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$21,924	$19,149	$19,002
Chinese yuan	18,831	15,446	43,407
Euro	12,260	5,491	7,293
Japanese yen	1,332	1,341	1,365
New Taiwanese dollars	859	1,043	830
Great Britain pounds sterling	202	223	2,947
Other currencies	1,340	902	1,107
Total financial instruments	$56,748	$43,595	$75,951

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheet as of April 28, 2012, April 30, 2011 and January 28, 2012 are as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

April 28, 2012	Prepaid expenses and other current assets	$304	Other accrued expenses	$958

April 30, 2011	Prepaid expenses and other current assets	$577	Other accrued expenses	$1,174

January 28, 2012	Prepaid expenses and other current assets	$839	Other accrued expenses	$633

For the thirteen weeks ended April 28, 2012 and April 30, 2011, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

($ in thousands)	Thirteen Weeks Ended April 28, 2012		Thirteen Weeks Ended April 30, 2011
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$56	$–	$(55)	$42

Cost of goods sold	(345)	(8)	(401)	26

Selling and administrative expenses	(220)	(10)	206	(49)

Interest expense	(10)	–	(10)	–

During 2011, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statement of earnings was as follows:

($ in thousands)	Fiscal Year Ended 2011
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$(99)	$145

Cost of goods sold	335	90

Selling and administrative expenses	232	(169)

Interest expense	14	–

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

Money Market Funds
The Company has cash equivalents consisting of short-term money market funds backed by U.S. Treasury securities. The primary objective of these investing activities is to preserve the Company’s capital for the purpose of funding operations. The Company does not enter into money market funds for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs that is equal to the number of shares of the Company’s common stock which the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. When the participating director terminates his or her service as a director, the Company will pay the cash value of the deferred compensation to the director (or to the designated beneficiary in the event of death) in annual installments over a five-year or ten-year period, or in a lump sum, at the director’s election. The cash amount payable will be based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair market value at fiscal quarter-end on or following termination of the director’s service and calculated based on the mean of the high and low price of an equivalent number of shares of the Company’s common stock on the last trading day of the fiscal quarter. The plan also provides for earlier payment of a participating director’s account if the board determines that the participant has a demonstrated financial hardship. The accounts of prior participants continue to earn dividend equivalents on the account balance. The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other liabilities in the accompanying condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are reported in the Company’s condensed consolidated statement of earnings. The fair value of the liabilities is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 28, 2012, April 30, 2011 and January 28, 2012. The Company did not have any transfers between Level 1 and Level 2 during 2011 or the thirteen weeks ended April 28, 2012.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of April 28, 2012:
Cash equivalents – money market funds	$29,696	$29,696	$–	$–
Non-qualified deferred compensation plan assets	1,177	1,177	–	–
Non-qualified deferred compensation plan liabilities	(1,177)	(1,177)	–	–
Deferred compensation plan liabilities for non-employee directors	(610)	(610)	–	–
Derivative financial instruments, net	(654)	–	(654)	–
As of April 30, 2011:
Cash equivalents – money market funds	$12,997	$12,997	$–	$–
Non-qualified deferred compensation plan assets	1,890	1,890	–	–
Non-qualified deferred compensation plan liabilities	(1,890)	(1,890)	–	–
Deferred compensation plan liabilities for non-employee directors	(791)	(791)	–	–
Derivative financial instruments, net	(597)	–	(597)	–

As of January 28, 2012:
Cash equivalents – money market funds	$5,063	$5,063	$–	$–
Non-qualified deferred compensation plan assets	1,081	1,081	–	–
Non-qualified deferred compensation plan liabilities	(1,081)	(1081)	–	–
Deferred compensation plan liabilities for non-employee directors	(620)	(620)	–	–
Derivative financial instruments, net	206	–	206	–

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived assets held and used with a carrying amount of $46.7 million were assessed for impairment and written down to their fair value, resulting in an impairment charge of $2.8 million for the thirteen weeks ended April 28, 2012. Of the $2.8 million impairment charge, $1.7 million related to the Famous Footwear segment and $1.1 million related to the Specialty Retail segment. Of the $1.7 million related to the Famous Footwear segment, $1.3 million is included in restructuring and other special charges, net and $0.4 million is included in selling and administrative expenses. Of the $1.1 million related to the Specialty Retail segment, $0.9 million is included in restructuring and other special charges, net and $0.2 million is included in selling and administrative expenses.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable and borrowings under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

	April 28, 2012		April 30, 2011		January 28, 2012
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$198,680	$194,000	$150,000	$150,000	$198,633	$190,000

The Company’s Senior Notes fair value was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 13	Income Taxes

The Company’s consolidated effective tax rate was 37.9% for the first quarter of 2012, compared to 38.8% for the first quarter of last year. The first quarter 2012 tax rate is lower than last year primarily due to the non-deductibility of certain costs related to the ASG acquisition in the first quarter of 2011.

Note 14	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to market Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks ended April 28 2012, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.6 million of Naturalizer footwear on a wholesale basis to Hongguo, with $1.3 million in corresponding sales during the thirteen weeks ended April 30, 2011.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company’s most recent proposed expanded remedy workplan was approved by the Colorado authorities, and the Company is implementing that workplan. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.1 million as of April 28, 2012. The Company expects to spend approximately $0.2 million in each of the next five years and $15.1 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through April 28, 2012 are $24.9 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at April 28, 2012, was $7.6 million, of which $0.7 million is included in other accrued expenses and $6.9 million is included in other liabilities. Of the total $7.6 million reserve, $4.9 million is for on-site remediation and $2.7 million is for off-site remediation. During the thirteen weeks ended April 28, 2012 and April 30, 2011, the Company recorded no expense related to either the on-site or off-site remediation, other than the accretion of interest expense.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.6 million at April 28, 2012, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.1 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.1 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.2 million as of April 28, 2012 to complete the cleanup, maintenance and monitoring at all sites. Of the $9.2 million liability, $0.9 million is included in other accrued expenses and $8.3 million is included in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.5 million as of April 28, 2012. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At April 28, 2012, the Company was contingently liable for remaining lease commitments of approximately $0.3 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

Note 16	Financial Information for the Company and its Subsidiaries

Brown Shoe Company, Inc. issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing Credit Agreement. See Note 10 to the condensed consolidated financial statements for additional information related to our long-term and short-term financing arrangements. The following table presents the condensed consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the guarantors and subsidiaries of the Parent that are not guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated.

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

CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 28, 2012

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$27,450	$12,342	$–	$39,792
Receivables	92,244	22,262	24,982	–	139,488
Inventories	76,672	422,771	13,376	–	512,819
Prepaid expenses and other current assets	39,124	5,594	1,333	–	46,051
Total current assets	208,040	478,077	52,033	–	738,150
Other assets	117,615	19,698	865	–	138,178
Goodwill and intangible assets, net	46,448	15,880	76,369	–	138,697
Property and equipment, net	23,463	92,806	9,528	–	125,797
Investment in subsidiaries	817,259	63,885	–	(881,144)	–
Total assets	$1,212,825	$670,346	$138,795	$(881,144)	$1,140,822

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$124,000	$–	$–	$–	$124,000
Trade accounts payable	25,577	122,760	34,043	–	182,380
Other accrued expenses	54,569	70,745	10,170	–	135,484
Total current liabilities	204,146	193,505	44,213	–	441,864
Other liabilities
Long-term debt	198,680	–	–	–	198,680
Other liabilities	29,352	44,006	13,926	–	87,284
Intercompany payable (receivable)	368,635	(384,424)	15,789	–	–
Total other liabilities	596,667	(340,418)	29,715	–	285,964
Equity
Brown Shoe Company, Inc. shareholders’ equity	412,012	817,259	63,885	(881,144)	412,012
Noncontrolling interests	–	–	982	–	982
Total equity	412,012	817,259	64,867	(881,144)	412,994
Total liabilities and equity	$1,212,825	$670,346	$138,795	$(881,144)	$1,140,822

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THIRTEEN WEEKS ENDED APRIL 28, 2012

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$190,755	$437,760	$43,822	$(45,896)	$626,441
Cost of goods sold	145,898	249,594	37,781	(45,896)	387,377
Gross profit	44,857	188,166	6,041	–	239,064
Selling and administrative expenses	40,967	168,269	9,678	–	218,914
Restructuring and other special charges, net	3,662	7,793	–	–	11,455
Equity in (earnings) loss of subsidiaries	(1,269)	3,759	–	(2,490)	–
Operating earnings (loss)	1,497	8,345	(3,637)	2,490	8,695
Interest expense	(6,156)	(1)	–	–	(6,157)
Interest income	–	61	22	–	83
Intercompany interest income (expense)	3,409	(3,515)	106	–	–
(Loss) earnings before income taxes	(1,250)	4,890	(3,509)	2,490	2,621
Income tax benefit (provision)	2,945	(3,621)	(317)	–	(993)
Net earnings (loss)	1,695	1,269	(3,826)	2,490	1,628
Net loss attributable to noncontrolling interests	–	–	(67)	–	(67)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$1,695	$1,269	$(3,759)	$2,490	$1,695

Comprehensive income (loss)	$1,663	$1,898	$(3,827)	$2,490	$2,224
Comprehensive loss attributable to noncontrolling interests	–	–	(65)	–	(65)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$1,663	$1,898	$(3,762)	$2,490	$2,289

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED APRIL 28, 2012

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$11,044	$56,717	$12,137	$–	$79,898

Investing activities
Purchases of property and equipment	(433)	(5,038)	(151)	–	(5,622)
Capitalized software	(1,386)	–	–	–	(1,386)
Net cash used for investing activities	(1,819)	(5,038)	(151)	–	(7,008)

Financing activities
Borrowings under revolving credit agreement	165,000	–	–	–	165,000
Repayments under revolving credit agreement	(242,000)	–	–	–	(242,000)
Dividends paid	(2,999)	–	–	–	(2,999)
Issuance of common stock under share-based plans	(2,148)	–	–	–	(2,148)
Tax benefit related to share-based plans	753	–	–	–	753
Intercompany financing	76,555	(59,175)	(17,380)	–	–
Net cash used for financing activities	(4,839)	(59,175)	(17,380)	–	(81,394)
Effect of exchange rate changes on cash and cash equivalents	–	614	–	–	614
Increase (decrease) in cash and cash equivalents	4,386	(6,882)	(5,394)	–	(7,890)
Cash and cash equivalents at beginning of period	(4,386)	34,332	17,736	–	47,682
Cash and cash equivalents at end of period	$–	$27,450	$12,342	$–	$39,792

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 28, 2012

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(4,386)	$34,332	$17,736	$–	$47,682
Receivables	78,129	24,082	51,811	–	154,022
Inventories	129,776	418,264	13,757	–	561,797
Prepaid expenses and other current assets	35,625	14,685	1,327	–	51,637
Total current assets	239,144	491,363	84,631	–	815,138
Other assets	115,515	23,844	918	–	140,277
Goodwill and intangible assets, net	47,765	16,160	76,665	–	140,590
Property and equipment, net	23,621	97,887	9,963	–	131,471
Investment in subsidiaries	813,602	68,057	–	(881,659)	–
Total assets	$1,239,647	$697,311	$172,177	$(881,659)	$1,227,476

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$201,000	$–	$–	$–	$201,000
Trade accounts payable	49,238	92,431	48,942	–	190,611
Other accrued expenses	60,079	65,676	7,214	–	132,969
Total current liabilities	310,317	158,107	56,156	–	524,580
Other liabilities:
Long-term debt	198,633	–	–	–	198,633
Other liabilities	29,702	46,717	14,128	–	90,547
Intercompany payable (receivable)	288,326	(321,115)	32,789	–	–
Total other liabilities	516,661	(274,398)	46,917	–	289,180
Equity:
Brown Shoe Company, Inc. shareholders’ equity	412,669	813,602	68,057	(881,659)	412,669
Noncontrolling interests	–	–	1,047	–	1,047
Total equity	412,669	813,602	69,104	(881,659)	413,716
Total liabilities and equity	$1,239,647	$697,311	$172,177	$(881,659)	$1,227,476

CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 30, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$26,845	$27,384	$–	$54,229
Receivables	86,434	33,374	24,676	–	144,484
Inventories	81,525	440,402	12,798	–	534,725
Prepaid expenses and other current assets	31,697	23,805	1,966	–	57,468
Total current assets	199,656	524,426	66,824	–	790,906
Other assets	108,765	25,672	666	–	135,103
Goodwill and intangible assets, net	51,901	17,000	104,261	–	173,162
Property and equipment, net	24,921	107,013	9,464	–	141,398
Investment in subsidiaries	609,375	83,801	–	(693,176)	–
Total assets	$994,618	$757,912	$181,215	$(693,176)	$1,240,569

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$288,000	$–	$–	$–	$288,000
Trade accounts payable	26,016	115,051	30,319	–	171,386
Other accrued expenses	56,969	67,723	8,114	–	132,806
Total current liabilities	370,985	182,774	38,433	–	592,192
Other liabilities
Long-term debt	150,000	–	–	–	150,000
Other liabilities	17,434	42,662	18,469	–	78,565
Intercompany payable (receivable)	37,177	(76,899)	39,722	–	–
Total other liabilities	204,611	(34,237)	58,191	–	228,565
Equity
Brown Shoe Company, Inc. shareholders’ equity	419,022	609,375	83,801	(693,176)	419,022
Noncontrolling interests	–	–	790	–	790
Total equity	419,022	609,375	84,591	(693,176)	419,812
Total liabilities and equity	$994,618	$757,912	$181,215	$(693,176)	$1,240,569

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$169,200	$434,612	$49,069	$(33,326)	$619,555
Cost of goods sold	125,043	238,624	41,250	(33,326)	371,591
Gross profit	44,157	195,988	7,819	–	247,964
Selling and administrative expenses	43,682	180,172	10,286	–	234,140
Restructuring and other special charges, net	1,744	–	–	–	1,744
Equity in (earnings) loss of subsidiaries	(5,805)	1,788	–	4,017	–
Operating earnings (loss)	4,536	14,028	(2,467)	(4,017)	12,080
Interest expense	(6,688)	(2)	(8)	–	(6,698)
Interest income	–	55	30	–	85
Intercompany interest income (expense)	4,220	(4,384)	164	–	–
Earnings (loss) before income taxes from continuing operations	2,068	9,697	(2,281)	(4,017)	5,467
Income tax benefit (provision)	1,620	(4,185)	446	–	(2,119)
Net earnings (loss) from continuing operations	3,688	5,512	(1,835)	(4,017)	3,348
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	293	–	–	293
Net earnings from discontinued operations	–	293	–	–	293
Net earnings (loss)	3,688	5,805	(1,835)	(4,017)	3,641
Net loss attributable to noncontrolling interests	–	–	(47)	–	(47)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$3,688	$5,805	$(1,788)	$(4,017)	$3,688

Comprehensive income (loss)	$3,993	$9,851	$(4,122)	$(4,017)	$5,705
Comprehensive loss attributable to noncontrolling interests	–	–	(39)	–	(39)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$3,993	$9,851	$(4,083)	$(4,017)	$5,744

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2011

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(34,552)	$26,118	$12,091	$–	$3,657

Investing activities
Purchases of property and equipment	(551)	(6,184)	(332)	–	(7,067)
Capitalized software	(2,554)	(86)	–	–	(2,640)
Acquisition cost	–	–	(156,636)	–	(156,636)
Cash recognized on initial consolidation	–	3,121	–	–	3,121
Net cash used for investing activities	(3,105)	(3,149)	(156,968)	–	(163,222)

Financing activities
Borrowings under revolving credit agreement	759,500	–	–	–	759,500
Repayments under revolving credit agreement	(669,500)	–	–	–	(669,500)
Dividends paid	(3,104)	–	–	–	(3,104)
Debt issuance costs	(1,234)	–	–	–	(1,234)
Issuance of common stock under share-based plans	484	–	–	–	484
Tax deficiency related to share-based plans	(431)	–	–	–	(431)
Intercompany financing	(48,058)	(24,750)	72,808	–	–
Net cash provided by (used for) financing activities	37,657	(24,750)	72,808	–	85,715
Effect of exchange rate changes on cash and cash equivalents	–	1,531	–	–	1,531
Decrease in cash and cash equivalents	–	(250)	(72,069)	–	(72,319)
Cash and cash equivalents at beginning of period	–	27,095	99,453	–	126,548
Cash and cash equivalents at end of period	$–	$26,845	$27,384	$–	$54,229

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are pleased with our solid start to 2012. During the first quarter of 2012 despite pressure on gross margins, consolidated net sales grew by $6.8 million as compared to the same period in 2011 while we managed a decrease in selling and administrative expenses. This performance was helped by the execution of our portfolio realignment efforts that began last year.

 The following is a summary of the financial highlights for the first quarter of 2012:

•
Consolidated net sales increased $6.8 million, or 1.1%, to $626.4 million for the first quarter of 2012, compared to $619.6 million for the first quarter of last year. Net sales of our Wholesale Operations and Famous Footwear segments increased by $6.1 million and $4.4 million, respectively, while our Specialty Retail segment decreased by $3.7 million.

•	Consolidated operating earnings were $8.7 million in the first quarter of 2012, compared to $12.1 million for the first quarter of last year.

•
Consolidated net earnings attributable to Brown Shoe Company, Inc. were $1.7 million, or $0.04 per diluted share, in the first quarter of 2012, compared to $3.7 million, or $0.08 per diluted share, in the first quarter of last year.

The following items impacted our first quarter operating results in 2012 and 2011 and should be considered in evaluating the comparability of our results:

•
Portfolio realignment – We incurred costs of $12.1 million ($7.9 million after-tax, or $0.18 per diluted share) related to our portfolio realignment efforts during the first quarter of 2012, with no corresponding costs in the same period of 2011. Our portfolio realignment efforts were designed to position us to be somewhat smaller but stronger and more profitable in the future. The first phase of the portfolio realignment includes selling The Basketball Marketing Company, Inc. (“TBMC”) (markets and sells footwear bearing the AND 1 brand name, which was acquired with American Sporting Goods Corporation (“ASG”)); exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing two U.S. distribution centers and a factory in China; closing or relocating numerous underperforming or poorly aligned retail stores and other infrastructure changes. These efforts began in 2011 and will continue through 2012. See Note 5 to the condensed consolidated financial statements for additional information related to these efforts.

•
Acquisition and integration-related costs – We incurred $0.7 million ($0.4 million after-tax, or $0.01 per diluted share) in costs during the first quarter of 2012 related to the integration of ASG, which was acquired during the first quarter of 2011. These costs were recorded in the Wholesale Operations segment as restructuring and other special charges, net. We incurred costs of $1.7 million (on both a pre-tax and after-tax basis, or $0.04 per diluted share) during the first quarter of 2011, related to the acquisition of ASG. These costs were recorded in the Other segment as restructuring and other special charges, net. See Note 3 and Note 5 to the condensed consolidated financial statements for additional information related to these costs.

•
Acquisition-related cost of goods sold adjustment – We incurred costs of $2.7 million ($1.6 million after-tax, or $0.04 per diluted share) during the first quarter of 2011, associated with the non-cash cost of goods sold impact related to the inventory fair value adjustment in connection with the acquisition of ASG, with no corresponding costs in the first quarter of 2012. These costs were recorded in the Wholesale Operations segment. See Note 3 to the condensed consolidated financial statements for additional information related to these costs.

Our debt-to-capital ratio, as defined herein, decreased to 43.9% at April 28, 2012, compared to 51.1% at April 30, 2011, primarily due to the $164.0 million decrease in borrowings under our revolving credit agreement resulting primarily from cash provided by operating activities and the proceeds from the sale of TBMC. Our debt-to-capital ratio decreased from 49.1% at January 28, 2012 primarily due to the $77.0 million decrease in borrowings under our revolving credit agreement primarily as a result of cash provided by operating activities. Our current ratio, as defined herein, was 1.67 to 1 at April 28, 2012, compared to 1.34 to 1 at April 30, 2011 and 1.55 to 1 at January 28, 2012. Inventories at April 28, 2012 were $512.8 million, down from $534.7 million at the end of the first quarter of last year, primarily due to the decrease in Famous Footwear inventory resulting from a decrease in toning inventory, fewer stores and effective inventory management.

Outlook for the Remainder of 2012
We are optimistic about our ability to successfully execute on our remaining portfolio realignment efforts and drive improvement in our ongoing business. Due to better than expected sales and earnings in the first quarter of 2012, we now expect to earn $0.53 to $0.65 per diluted share in 2012, which includes pre-tax costs of approximately $20 million, or $0.30 per diluted share, related to our portfolio realignment efforts.

Following are the consolidated results and the results by segment for the thirteen weeks ended April 28, 2012 and April 30, 2011:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	April 28, 2012		April 30, 2011
($ millions)		% of Net Sales		% of Net Sales
Net sales	$626.4	100.0%	$619.6	100.0%
Cost of goods sold	387.3	61.8%	371.6	60.0%
Gross profit	239.1	38.2%	248.0	40.0%
Selling and administrative expenses	218.9	35.0%	234.2	37.8%
Restructuring and other special charges, net	11.5	1.8%	1.7	0.3%
Operating earnings	8.7	1.4%	12.1	1.9%
Interest expense	(6.2)	(1.0)%	(6.7)	(1.1)%
Interest income	0.1	0.0%	0.1	0.1%
Earnings before income taxes from continuing operations	2.6	0.4%	5.5	0.9%
Income tax provision	(1.0)	(0.1)%	(2.2)	(0.4)%
Net earnings from continuing operations	1.6	0.3%	3.3	0.5%
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	–	0.3	0.1%
Net earnings from discontinued operations	–	–	0.3	0.1%
Net earnings	1.6	0.3%	3.6	0.6%
Net loss attributable to noncontrolling interests	(0.1)	0.0%	(0.1)	0.0%
Net earnings attributable to Brown Shoe Company, Inc.	$1.7	0.3%	$3.7	0.6%

Net Sales
Net sales increased $6.8 million, or 1.1%, to $626.4 million for the first quarter of 2012, compared to $619.6 million for the first quarter of last year. Net sales of our Wholesale Operations and Famous Footwear segments increased, while net sales of our Specialty Retail segment decreased. Our Wholesale Operations segment reported a $6.1 million increase in net sales, led by sales growth in our Franco Sarto, Fergie, Sam Edelman and Dr. Scholl’s Shoes divisions, partially offset by our exited brands and a decline in our Naturalizer division. Our Famous Footwear segment reported a $4.4 million increase in net sales, due to a same-store sales increase of 2.5%, including e-commerce, during the first quarter of 2012, reflecting an increase in average retail price and customer traffic levels, partially offset by a decrease in pairs per transaction and a lower store count. Sales of athletic footwear and sandals were very strong at Famous Footwear in the first quarter of 2012 due in part to warmer weather as compared to the same period last year. The net sales of our Specialty Retail segment decreased $3.7 million, primarily reflecting a lower store count, decreased customer traffic, lower boot sales and a decrease in the Canadian dollar exchange rate, all partially offset by an increase in same-store sales, including specialty e-commerce, of 2.6% and an increase in customer conversion and pairs per transaction.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months, including our applicable e-commerce websites. Relocated stores are treated as new stores, and closed stores are excluded from the calculation. Sales change from new and closed stores, net reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation.

Gross Profit
Gross profit decreased $8.9 million, or 3.6%, to $239.1 million for the first quarter of 2012, compared to $248.0 million for the first quarter of last year, resulting from lower gross margin at each of our segments, partially offset by higher consolidated net sales. As a percent of net sales, our gross profit decreased to 38.2% for the first quarter of 2012 from 40.0% for the first quarter of last year. The reduction in gross margin was primarily due to higher inventory markdowns at both wholesale and retail as we managed the freshness of our inventory.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses decreased $15.3 million, or 6.5%, to $218.9 million for the first quarter of 2012, compared to $234.2 million in the first quarter of last year. The decrease was primarily related to a decrease in marketing, facility and selling expenses. As a percent of net sales, selling and administrative expenses decreased to 35.0% for the first quarter of 2012 from 37.8% for the first quarter of last year, reflecting the factors discussed above.

Restructuring and Other Special Charges, Net
We recorded restructuring and other special charges, net of $11.5 million for the first quarter of 2012, related to our portfolio realignment efforts and the integration of ASG. We recorded restructuring and other special charges, net of $1.7 million for the first quarter of last year, related to the acquisition of ASG, which closed on February 17, 2011.

Operating Earnings
Operating earnings decreased $3.4 million, or 28.0%, to $8.7 million for the first quarter of 2012, compared to $12.1 million for the first quarter of last year, primarily driven by an increase in restructuring and other special charges, net and a decrease in gross margin, partially offset by lower selling and administrative expenses and an increase in net sales, as described above.

Interest Expense
Interest expense decreased $0.5 million, or 8.1%, to $6.2 million for the first quarter of 2012, compared to $6.7 million for the first quarter of last year, primarily reflecting lower average borrowings under our revolving credit agreement.

Income Tax Provision
Our consolidated effective tax rate was a provision of 37.9% for the first quarter of 2012, compared to 38.8% for the first quarter of last year. The first quarter 2012 tax rate is lower than last year primarily due to the non-deductibility of certain costs related to the ASG acquisition in the first quarter of 2011.

Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $1.6 million in the first quarter of 2012 compared to $3.3 million in the first quarter of last year, as a result of the factors described above.

Net Earnings from Discontinued Operations
During 2011, we sold TBMC, which markets and sells footwear bearing the AND 1 brand name. As such, the first quarter of 2011 operations of TBMC are now reported as discontinued operations.

Net Earnings Attributable to Brown Shoe Company, Inc.
We reported net earnings attributable to Brown Shoe Company, Inc. of $1.7 million during the first quarter of 2012, compared to $3.7 million during the first quarter of last year, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	April 28, 2012		April 30, 2011
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$347.1	100.0%	$342.7	100.0%
Cost of goods sold	192.0	55.3%	186.1	54.3%
Gross profit	155.1	44.7%	156.6	45.7%
Selling and administrative expenses	129.8	37.4%	137.8	40.2%
Restructuring and other special charges, net	7.0	2.0%	–	–
Operating earnings	$18.3	5.3%	$18.8	5.5%

Key Metrics
Same-store sales % change	2.5%		(3.9)%
Same-store sales $ change	$8.3		$(13.6)
Sales change from new and closed stores, net	$(3.9)		$(5.9)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$46		$44
Sales per square foot, excluding e-commerce (trailing twelve-months)	$188		$185
Square footage (thousand sq. ft.)	7,318		7,663

Stores opened	11		14
Stores closed	34		12
Ending stores	1,066		1,112

Net Sales
Net sales increased $4.4 million, or 1.3%, to $347.1 million for the first quarter of 2012, compared to $342.7 million for the first quarter of last year. Same-store sales, including e-commerce, increased 2.5% during the first quarter of 2012, reflecting an increase in average retail price and customer traffic levels, partially offset by a decrease in pairs per transaction and a lower store count. We experienced strong demand for athletic and sandal footwear and lower demand for boots due to unseasonably warm weather. During the first quarter of 2012, we opened 11 new stores and closed 34 stores, resulting in 1,066 stores and total square footage of 7.3 million at the end of the first quarter of 2012, compared to 1,112 stores and total square footage of 7.7 million at the end of the first quarter of last year. Sales per square foot, excluding e-commerce, increased 4.5% to $46, compared to $44 in the first quarter of last year. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, as approximately 62% of our net sales were made to members of our Rewards program in both the first quarter of 2012 and 2011.

Gross Profit
Gross profit decreased $1.5 million, or 1.0%, to $155.1 million for the first quarter of 2012, compared to $156.6 million for the first quarter of last year, due to increased markdowns and freight. As a percent of net sales, our gross profit was 44.7% for the first quarter of 2012, compared to 45.7% for the first quarter of last year. The decrease in our gross margin was primarily driven by higher markdowns.

Selling and Administrative Expenses
Selling and administrative expenses decreased $8.0 million, or 5.8%, to $129.8 million for the first quarter of 2012, compared to $137.8 million for the first quarter of last year. The decrease was primarily attributable to lower marketing due to a shift in the timing of marketing expenditures to later in 2012 and lower retail facility costs due to our lower store count. As a percent of net sales, selling and administrative expenses decreased to 37.4% for the first quarter of 2012, compared to 40.2% for the first quarter of last year.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $7.0 million for the first quarter of 2012 as a result of our portfolio realignment efforts, which included the closure of a distribution center and the closure or relocation of underperforming stores. We did not incur corresponding charges in the first quarter of last year.

Operating Earnings
Operating earnings decreased $0.5 million, or 2.6%, to $18.3 million for the first quarter of 2012, compared to $18.8 million for the first quarter of last year. The decrease was primarily due to restructuring and other special charges, net and a decrease in gross profit, all partially offset by a decrease in selling and administrative expenses and an increase in net sales, as described above. As a percent of net sales, operating earnings decreased to 5.3% for the first quarter of 2012, compared to 5.5% for the first quarter of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended
	April 28, 2012		April 30, 2011
($ millions)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$223.2	100.0%	$217.1	100.0%
Cost of goods sold	162.4	72.8%	151.1	69.6%
Gross profit	60.8	27.2%	66.0	30.4%
Selling and administrative expenses	55.6	24.9%	60.0	27.6%
Restructuring and other special charges, net	3.2	1.4%	–	–
Operating earnings	$2.0	0.9%	$6.0	2.8%

Key Metrics
Unfilled order position at end of period	$354.8		$434.3

Net Sales
Net sales increased $6.1 million, or 2.8%, to $223.2 million for the first quarter of 2012, compared to $217.1 million for the first quarter of last year. The increase was primarily attributable to sales growth in our Franco Sarto, Fergie, Sam Edelman and Dr. Scholl’s Shoes divisions, partially offset by our exited brands and a decline in our Naturalizer division. Our unfilled order position decreased $79.5 million, or 18.3%, to $354.8 million as of April 28, 2012, as compared to $434.3 million as of April 30, 2011 primarily due to exited brands and the sale of TBMC (the subsidiary that marketed and sold footwear bearing the AND 1 brand name) in the third quarter of 2011.

Gross Profit
Gross profit decreased $5.2 million, or 7.9%, to $60.8 million for the first quarter of 2012, compared to $66.0 million for the first quarter of last year, primarily due to higher inventory markdowns. As a percent of net sales, our gross profit decreased to 27.2% for the first quarter of 2012 from 30.4% for the first quarter of last year.

Selling and Administrative Expenses
Selling and administrative expenses decreased $4.4 million, or 7.3%, to $55.6 million for the first quarter of 2012 compared to $60.0 million for the first quarter of last year, due primarily to a decrease in marketing expenses and lower general and administrative expenses due to our portfolio realignment efforts. As a percent of net sales, selling and administrative expenses decreased to 24.9% for the first quarter of 2012, compared to 27.6% for the first quarter of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $3.2 million during the first quarter of 2012 as a result of our portfolio realignment and ASG integration-related costs. Our portfolio realignment efforts included the exit of certain brands, the closure of certain facilities in China and the closure of a distribution center. We did not incur corresponding charges in the Wholesale Operations segment during the first quarter of last year.

Operating Earnings
Operating earnings decreased $4.0 million, or 67.1%, to $2.0 million for the first quarter of 2012, compared to $6.0 million for the first quarter of last year. The decrease was primarily driven by the decline in gross profit and increase in restructuring and other special charges, net, partially offset by the decrease in selling and administrative expenses and the increase in net sales. As a percent of net sales, operating earnings declined to 0.9% for the first quarter of 2012, compared to 2.8% for the first quarter of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended
	April 28, 2012		April 30, 2011
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$56.1	100.0%	$59.8	100.0%
Cost of goods sold	32.9	58.7%	34.4	57.5%
Gross profit	23.2	41.3%	25.4	42.5%
Selling and administrative expenses	25.9	46.2%	29.1	48.8%
Restructuring and other special charges, net	0.8	1.4%	–	–
Operating loss	$(3.5)	(6.3)%	$(3.7)	(6.3)%

Key Metrics
Same-store sales % change	2.6%		(1.0)%
Same-store sales $ change	$0.9		$(0.4)
Sales change from new and closed stores, net	$(3.4)		$(2.0)
Impact of changes in Canadian exchange rate on sales	$(0.4)		$0.9
Sales change for Shoes.com	$(0.8)		$0.5

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$89		$90
Sales per square foot, excluding e-commerce (trailing twelve-months)	$397		$384
Square footage (thousand sq. ft.)	358		407

Stores opened	6		3
Stores closed	13		10
Ending stores	227		252

Net Sales
Net sales decreased $3.7 million, or 6.1%, to $56.1 million for the first quarter of 2012, compared to $59.8 million for the first quarter of last year. The decrease in net sales primarily reflects our lower store count. In addition, we experienced a decline in customer traffic, a decrease in the Canadian dollar exchange rate and a decrease in Shoes.com net sales. Sales in our domestic stores were very strong while our Canadian stores reported a decline. Our overall same-store sales, including applicable e-commerce sites, increased 2.6% as we experienced an increase in customer conversion and pairs per transaction. The warmer weather improved demand for sandals while reducing demand for boots. We opened six new stores and closed 13 stores during the first quarter of 2012, resulting in a total of 227 stores (including 22 Naturalizer stores in China) and total square footage of 0.4 million at the end of the first quarter of 2012, compared to 252 stores (including 15 Naturalizer stores in China) and total square footage of 0.4 million at the end of the first quarter of last year. As a result of the above named factors, sales per square foot, excluding e-commerce, decreased 1.1% to $89 for the first quarter of 2012, compared to $90 for the first quarter of last year.

Gross Profit
Gross profit decreased $2.2 million, or 8.7%, to $23.2 million for the first quarter of 2012, compared to $25.4 million for the first quarter of last year, primarily reflecting a decline in net sales and gross margin. As a percent of net sales, our gross profit decreased to 41.3% for the first quarter of 2012 from 42.5% for the first quarter of last year. The decrease in our overall rate was primarily driven by higher markdowns and freight costs.

Selling and Administrative Expenses
Selling and administrative expenses decreased $3.2 million, or 11.0%, to $25.9 million for the first quarter of 2012, compared to $29.1 million for the first quarter of last year, due primarily to declines in store payroll and facility expenses, due to a lower store count, and a decrease in marketing expenses. As a percent of net sales, selling and administrative expenses decreased to 46.2% for the first quarter of 2012, compared to 48.8% for the first quarter of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $0.8 million during the first quarter of 2012 as a result of our portfolio realignment efforts, which included costs to close underperforming stores. We did not incur corresponding charges in the first quarter of last year.

Operating Loss
Specialty Retail reported an operating loss of $3.5 million for the first quarter of 2012, compared to an operating loss of $3.7 million for the first quarter of last year, primarily due to a decline in selling and administrative expenses, partially offset by a lower gross margin, decrease in net sales and an increase in restructuring and other special charges, net, as discussed above.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $8.1 million for the first quarter of 2012, compared to costs of $9.0 million for the first quarter of last year.

A couple of factors impacting the $0.9 million variance are as follows:

•
Acquisition-related costs – We incurred costs of $1.7 million during the first quarter of 2011, related to the acquisition of ASG, with no corresponding costs in the Other segment during the first quarter of 2012.

•
Portfolio realignment costs – We incurred costs of $0.5 million during the first quarter of 2012, related to our portfolio realignment efforts, with no corresponding costs in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	April 28, 2012	April 30, 2011	January 28, 2012
Borrowings under revolving credit agreement	$124.0	$288.0	$201.0
Senior notes	198.7	150.0	198.6
Total debt	$322.7	$438.0	$399.6

Total debt obligations decreased $115.3 million to $322.7 million at April 28, 2012, compared to $438.0 million at April 30, 2011, and decreased $76.9 million from $399.6 million at January 28, 2012 due to lower borrowings under our revolving credit agreement primarily due to cash provided by operating activities and the proceeds from the sale of TBMC in October 2011. As a result of the lower average borrowings under our revolving credit agreement, interest expense for the first quarter of 2012 decreased $0.5 million to $6.2 million, compared to $6.7 million for the first quarter of last year.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of April 28, 2012.

At April 28, 2012, we had $124.0 million in borrowings outstanding and $8.5 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $354.3 million at April 28, 2012.

We believe that borrowing capacity under our Credit Agreement will be adequate to meet our expected operational needs and capital expenditure plans and provide liquidity for potential acquisitions.

$200 Million Senior Notes Due 2019
On May 11, 2011, we closed on an offering (the “Offering”) of $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”). We used a portion of the net proceeds to call and redeem the outstanding 8.75% senior notes due in 2012 (the “2012 Senior Notes”). We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year. The 2019 Senior Notes mature on May 15, 2019. Prior to May 15, 2014, we may redeem some or all of the 2019 Senior Notes at a redemption price equal to the sum of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest, plus a “make whole” premium.  After May 15, 2014, we may redeem all or a part of the 2019 Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

Year	Percentage
2014	105.344%
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

In addition, prior to May 15, 2014, we may redeem up to 35% of the 2019 Senior Notes with the proceeds from certain equity offerings at a redemption price of 107.125% of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest thereon, if any, to the redemption date.

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of April 28, 2012, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Sale of TBMC
On October 25, 2011, we sold TBMC to Galaxy International for $55.4 million in cash, which resulted in a pre-tax gain of $20.6 million. TBMC markets and sells footwear bearing the AND 1 brand name and was acquired in our February 17, 2011 acquisition of ASG. We utilized the proceeds from the sale to reduce the outstanding borrowings under our revolving credit agreement. See Note 3 to the condensed consolidated financial statements for additional information.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	April 28, 2012	April 30, 2011	Increase/ (Decrease)
Net cash provided by operating activities	$79.9	$3.7	$76.2
Net cash used for investing activities	(7.0)	(163.2)	156.2
Net cash (used for) provided by financing activities	(81.4)	85.7	(167.1)
Effect of exchange rate changes on cash and cash equivalents	0.6	1.5	(0.9)
Decrease in cash and cash equivalents	$(7.9)	$(72.3)	$64.4

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $76.2 million higher in the first quarter of 2012 as compared to 2011, reflecting the following factors:
•
An increase in accrued expenses and other liabilities in the first quarter of 2012 as compared to a large decrease in the first quarter of last year, due in part to no incentive plan payouts in 2012 related to our 2011 incentive plans as compared to payouts in 2011 related to our 2010 incentive plans as well as higher liabilities in 2012 related to our restructuring and other special charges;

•	A decrease in accounts receivable in the first quarter of 2012 as compared to an increase in the first quarter of last year, due to fluctuations in sales and the timing of payments; and
•	A larger decrease in inventory in the first quarter of 2012 compared to last year.

Cash used for investing activities was lower by $156.2 million primarily due to our acquisition of ASG in the first quarter of 2011. The aggregate purchase price for ASG was $156.6 million in cash, including debt we assumed of $11.6 million. In connection with the acquisition, we also recognized $3.1 million of cash upon the initial consolidation of ASG. See Note 3 of the condensed consolidated financial statements for more information about the ASG acquisition. In 2012, we expect purchases of property and equipment and capitalized software of approximately $58 million to $60 million, primarily related to remodeled and new stores, information technology initiatives and general infrastructure.

Cash used for financing activities was higher by $167.1 million primarily due to repayments, net of borrowings, under our revolving credit agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	April 28, 2012	April 30, 2011	January 28, 2012
Working capital ($ millions) (1)	$ 296.3	$ 198.7	$ 290.6

Current ratio (2)	1.67:1	1.34:1	1.55:1

Debt-to-capital ratio (3)	43.9%	51.1%	49.1%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total equity.

Working capital at April 28, 2012, was $296.3 million, which was $5.7 million higher than at January 28, 2012 and $97.6 million higher than at April 30, 2011. Our current ratio increased to 1.67 to 1 as of April 28, 2012 compared to 1.55 to 1 at January 28, 2012 and 1.34 to 1 at April 30, 2011. The improvement in these metrics when compared to January 28, 2012 was primarily attributable to lower borrowings under our revolving credit agreement. The increase compared to April 30, 2011 was primarily attributable to lower inventories, lower cash and cash equivalents and lower accounts receivable. Our debt-to-capital ratio was 43.9% as of April 28, 2012, compared to 49.1% as of January 28, 2012 and 51.1% as of April 30, 2011. The decrease in our debt-to-capital ratio from January 28, 2012 was primarily due to the $77.0 million decrease in borrowings under our revolving credit agreement resulting from cash provided by operating activities in the first quarter of 2012. As compared to April 30, 2011, the decrease is primarily due to the $164.0 million decrease in borrowings under our revolving credit agreement resulting from cash provided by operating activities and the proceeds from the sale of TBMC.

At April 28, 2012, we had $39.8 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

We paid dividends of $0.07 per share in both the first quarter of 2012 and the first quarter of last year. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At April 28, 2012, we were contingently liable for remaining lease commitments of approximately $0.3 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

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

Except for the changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings/payments under our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 28, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. The adoption of new accounting pronouncements is described in Note 2 to the condensed consolidated financial statements. For further information, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2012.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) intense competition within the footwear industry; (iii) rapidly changing fashion trends and purchasing patterns; (iv) customer concentration and increased consolidation in the retail industry; (v) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China, where ASG has manufacturing facilities and both ASG and Brown Shoe Company rely heavily on third-party manufacturing facilities for a significant amount of their inventory; (vi) Brown Shoe Company’s ability to utilize its new information technology system to successfully execute its strategies, including integrating ASG’s business; (vii) the ability to recruit and retain senior management and other key associates; (viii) the ability to attract and retain licensors and protect intellectual property rights; (ix) the ability to secure/exit leases on favorable terms; (x) the ability to maintain relationships with current suppliers; (xi) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; (xii) the ability to source product at a pace consistent with increased demand for footwear; (xiii) the impact of rising prices in a potentially inflationary global environment; and (xiv) the ability of Brown Shoe Company to execute on the first phase of its portfolio realignment. The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption Risk Factors in Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 28, 2012, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended January 28, 2012.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of April 28, 2012, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended April 28, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 28, 2012.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2012:
Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

January 29, 2012 – February 25, 2012	4,421	(2)	$10.66	(2)	–	2,500,000

February 26, 2012 – March 31, 2012	253,035	(2)	9.59	(2)	–	2,500,000

April 1, 2012 – April 28, 2012	–		–		–	2,500,000

Total	257,456	(2)	$9.61	(2)	–	2,500,000
(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the first quarter of 2012; therefore, there were 2.5 million shares authorized to be purchased under the program as of April 28, 2012. Our repurchases of common stock are limited under our debt agreements.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1
Restated Certificate of Incorporation of Brown Shoe Company, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2007, and filed June 5, 2007.

3.2		Bylaws of the Company as amended through October 6, 2011, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated and filed October 11, 2011.
10.1		Severance Agreement, effective June 11, 2012, between the Company and Russell C. Hammer, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed May 29, 2012.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†^	XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE	†^ †^ †^ †^	XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Presentation Linkbase Document
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

BROWN SHOE COMPANY, INC.

Date: June 5, 2012	/s/ Mark E. Hood
Mark E. Hood Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer