Form 10-Q
period 2012-07-28
BROWN SHOE CO INC
filed 2012-09-05
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 28, 2012

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐     No ☑

As of August 24, 2012, 42,865,489  common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
($ thousands)	July 28, 2012	July 30, 2011	January 28, 2012
Assets
Current assets
Cash and cash equivalents	$47,397	$62,553	$47,682
Receivables	134,016	158,595	154,022
Inventories	621,067	627,929	561,797
Prepaid expenses and other current assets	49,500	49,360	51,637
Total current assets	851,980	898,437	815,138

Other assets	136,396	139,109	140,277
Goodwill and intangible assets, net	131,074	174,299	140,590
Property and equipment	431,856	435,624	436,683
Allowance for depreciation	(297,132)	(296,546)	(305,212)
Net property and equipment	134,724	139,078	131,471
Total assets	$1,254,174	$1,350,923	$1,227,476

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$116,000	$250,000	$201,000
Trade accounts payable	294,255	295,826	190,611
Other accrued expenses	148,838	139,698	132,969
Total current liabilities	559,093	685,524	524,580

Other liabilities
Long-term debt	198,726	198,540	198,633
Deferred rent	29,371	33,445	32,361
Other liabilities	59,286	42,692	58,186
Total other liabilities	287,383	274,677	289,180

Equity
Common stock	429	423	420
Additional paid-in capital	117,815	114,712	115,869
Accumulated other comprehensive income	8,759	7,830	9,637
Retained earnings	279,898	267,112	286,743
Total Brown Shoe Company, Inc. shareholders’ equity	406,901	390,077	412,669
Noncontrolling interests	797	645	1,047
Total equity	407,698	390,722	413,716
Total liabilities and equity	$1,254,174	$1,350,923	$1,227,476
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$599,279	$620,590	$1,225,720	$1,240,145
Cost of goods sold	365,465	386,985	752,842	758,576
Gross profit	233,814	233,605	472,878	481,569
Selling and administrative expenses	219,261	233,914	438,175	468,054
Restructuring and other special charges, net	7,491	689	18,946	2,433
Impairment of intangible assets	5,777	–	5,777	–
Operating earnings (loss)	1,285	(998)	9,980	11,082
Interest expense	(5,758)	(6,520)	(11,915)	(13,218)
Loss on early extinguishment of debt	–	(1,003)	–	(1,003)
Interest income	77	65	160	150
Loss before income taxes from continuing operations	(4,396)	(8,456)	(1,775)	(2,989)
Income tax benefit	1,682	3,005	689	886
Net loss from continuing operations	(2,714)	(5,451)	(1,086)	(2,103)
Discontinued operations:
Earnings from operations of subsidiary, net of tax of $0, $475, $0 and $690, respectively	–	683	–	976
Net earnings from discontinued operations	–	683	–	976
Net loss	(2,714)	(4,768)	(1,086)	(1,127)
Net loss attributable to noncontrolling interests	(179)	(159)	(246)	(206)
Net loss attributable to Brown Shoe Company, Inc.	$(2,535)	$(4,609)	$(840)	$(921)

Basic (loss) earnings per common share:
From continuing operations	$(0.06)	$(0.13)	$(0.02)	$(0.04)
From discontinued operations	–	0.02	–	0.02
Basic loss per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.06)	$(0.11)	$(0.02)	$(0.02)

Diluted (loss) earnings per common share:
From continuing operations	$(0.06)	$(0.13)	$(0.02)	$(0.04)
From discontinued operations	–	0.02	–	0.02
Diluted loss per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.06)	$(0.11)	$(0.02)	$(0.02)

Dividends per common share	$0.07	$0.07	$0.14	$0.14
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net loss	$(2,714)	$(4,768)	$(1,086)	$(1,127)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,000)	(353)	(12)	1,898
Unrealized losses on derivative financial instruments, net of tax of $308 and $50 in the thirteen weeks and $444 and $101 in the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively	(507)	(27)	(890)	(236)
Net loss from derivatives reclassified into earnings, net of tax of $20 and $3 in the thirteen weeks and $11 and $9 in the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively	33	14	24	27
Other comprehensive (loss) income, net of tax	(1,474)	(366)	(878)	1,689
Comprehensive (loss) income	(4,188)	(5,134)	(1,964)	562
Comprehensive loss attributable to noncontrolling interest	(185)	(145)	(250)	(184)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(4,003)	$(4,989)	$(1,714)	$746
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	July 28, 2012	July 30, 2011

Operating Activities
Net loss	$(1,086)	$(1,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,429	18,565
Amortization of capitalized software	6,559	6,657
Amortization of intangibles	3,738	4,206
Amortization of debt issuance costs	1,256	1,163
Loss on early extinguishment of debt	–	1,003
Share-based compensation expense	3,275	3,007
Tax (benefit) deficiency related to share-based plans	(738)	453
Loss on disposal of facilities and equipment	1,358	454
Impairment charges for facilities and equipment	3,131	746
Impairment of intangible assets	5,777	–
Deferred rent	(2,990)	(1,233)
Provision for doubtful accounts	1,008	422
Changes in operating assets and liabilities, net of acquired business:
Receivables	18,997	(23,921)
Inventories	(59,363)	(56,405)
Prepaid expenses and other current and noncurrent assets	2,864	9,247
Trade accounts payable	103,668	115,236
Accrued expenses and other liabilities	16,961	(33,999)
Other, net	(1,484)	(1,011)
Net cash provided by operating activities	119,360	43,463

Investing Activities
Purchases of property and equipment	(24,146)	(14,683)
Capitalized software	(2,956)	(7,098)
Acquisition cost	–	(156,636)
Cash recognized on initial consolidation	–	3,121
Net cash used for investing activities	(27,102)	(175,296)

Financing Activities
Borrowings under revolving credit agreement	334,000	965,500
Repayments under revolving credit agreement	(419,000)	(913,500)
Proceeds from issuance of 2019 Senior Notes	–	198,540
Redemption of 2012 Senior Notes	–	(150,000)
Dividends paid	(6,005)	(6,197)
Debt issuance costs	–	(5,828)
Acquisition of treasury stock	–	(22,408)
Issuance of common stock under share-based plans, net	(2,058)	693
Tax benefit (deficiency) related to share-based plans	738	(453)
Net cash (used for) provided by financing activities	(92,325)	66,347
Effect of exchange rate changes on cash and cash equivalents	(218)	1,491
Decrease in cash and cash equivalents	(285)	(63,995)
Cash and cash equivalents at beginning of period	47,682	126,548
Cash and cash equivalents at end of period	$47,397	$62,553
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss attributable to Brown Shoe Company, Inc.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 28, 2012.

Note 2	Impact of New and Prospective Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement, which amends prior fair value guidance. This standard requires additional disclosures related to fair value measurements. The Company adopted the standard on January 29, 2012 and it did not have an impact on the Company’s condensed consolidated financial statements, although changes in related disclosures were required.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) Presentation of Comprehensive Income, which amends prior comprehensive income guidance. This standard eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net earnings and other comprehensive income, or in two separate but consecutive statements. The Company adopted the standard on January 29, 2012 and it did not have an impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows as it only requires a change in the format of the current presentation and related disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, which amends prior goodwill impairment testing guidance. This standard will allow companies the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, performing the two-step impairment test is unnecessary. The Company adopted the standard on January 29, 2012 and it did not have an impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment, which amends prior indefinite-lived intangible asset impairment testing guidance. This standard will allow companies the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value is unnecessary. ASU 2012-02 will be effective for public companies during the interim and annual periods beginning after September 15, 2012 with early adoption permitted. The Company plans on adopting this standard during the third quarter of 2012. The adoption of ASU 2012-02 will not have an impact on the Company’s condensed consolidated financial statements.

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

The Company incurred no integration costs in the second quarter of 2012 and $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) during the first half of 2012 and acquisition and integration costs of $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) in the second quarter of 2011 and $2.4 million ($2.1 million on an after-tax basis, or $0.04 per diluted share) during the first half of 2011. The integration costs incurred in the first half of 2012 are included in the Wholesale Operations segment. The acquisition and integration costs incurred in the first half of 2011 were included in the Other segment. All costs were recorded as a component of restructuring and other special charges, net. In addition, the Wholesale Operations segment recognized an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $1.5 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) during the second quarter of 2011 and $4.2 million ($2.5 million on an after-tax basis, or $0.05 per diluted share) during the first half of 2011.

The results of ASG have been included in the Company’s financial statements since February 17, 2011 and are consolidated within the Wholesale Operations segment. The following table illustrates the unaudited pro forma effect on the second quarter of 2011 results as if the acquisition had been completed as of the beginning of 2010:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 30, 2011	July 30, 2011
Net sales	$620,590	$1,246,902
Net (loss) earnings attributable to Brown Shoe Company, Inc.	(3,823)	2,786
Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	(0.09)	0.06
Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	(0.09)	0.06

The pro forma net sales for the second quarter and first half of 2011 exclude the discontinued operations of The Basketball Marketing Company, Inc. (“TBMC”), which was sold during the third quarter of 2011. The primary adjustments to the pro forma disclosures above include: i) the elimination of the non-cash cost of goods sold impact related to the inventory fair value adjustment of $1.5 million in the second quarter of 2011 and $4.2 million in the first half of 2011; and ii) the elimination of $1.7 million of expenses related to the acquisition in the first half of 2011.

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

The Company uses the two-class method to compute basic and diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended July 28, 2012 and July 30, 2011:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
NUMERATOR
Net loss from continuing operations	$(2,714)	$(5,451)	$(1,086)	$(2,103)
Net loss attributable to noncontrolling interests	179	159	246	206
Net earnings allocated to participating securities	–	–	–	–
Net loss from continuing operations	(2,535)	(5,292)	(840)	(1,897)

Net earnings from discontinued operations	–	683	–	976
Net earnings allocated to participating securities	–	–	–	–
Net earnings from discontinued operations	–	683	–	976
Net loss attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$(2,535)	$(4,609)	$(840)	$(921)

DENOMINATOR
Denominator for basic continuing and discontinued (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	40,687	41,852	40,555	42,164
Dilutive effect of share-based awards	–	–	–	–
Denominator for diluted continuing and discontinued (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	40,687	41,852	40,555	42,164

Basic (loss) earnings per common share:
From continuing operations	$(0.06)	$(0.13)	$(0.02)	$(0.04)
From discontinued operations	–	0.02	–	0.02
Basic loss per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.06)	$(0.11)	$(0.02)	$(0.02)

Diluted (loss) earnings per common share:
From continuing operations	$(0.06)	$(0.13)	$(0.02)	$(0.04)
From discontinued operations	–	0.02	–	0.02
Diluted loss per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.06)	$(0.11)	$(0.02)	$(0.02)

Due to the net loss attributable to Brown Shoe Company, Inc. for the thirteen weeks and twenty-six weeks ended July 28, 2012 and July 30, 2011, the denominator for diluted loss per common share attributable to Brown Shoe Company, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Brown Shoe Company, Inc. shareholders.

Note 5	Restructuring and Other Special Charges, Net

Acquisition and Integration Related Costs
In the first half of 2012, the Company incurred integration costs related to ASG of $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share), with no charges during the second quarter of 2012. During the second quarter and the first half of 2011, the Company incurred acquisition and integration costs of $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) and $2.4 million ($2.1 million on an after-tax basis, or $0.04 per diluted share), respectively. All of the 2012 costs are included in the Wholesale Operations segment as a component of restructuring and other special charges, net. All of the 2011 costs were included in the Other segment as a component of restructuring and other special charges, net. As of July 28, 2012, there is a remaining liability of $0.8 million related to severance.

Portfolio Realignment
In 2011, the Company began its portfolio realignment efforts. The Company's portfolio realignment efforts include selling the AND 1 division (TBMC, which was acquired with ASG); exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing two U.S. distribution centers; closing or relocating numerous underperforming or poorly aligned retail stores; closing a factory in China; and other infrastructure changes. The termination of the Etienne Aigner license agreement is also considered part of the Company’s portfolio realignment efforts. Effective July 12, 2012, the Company terminated the Etienne Aigner license agreement (“former license agreement”), due to a dispute with the licensor. The term of the former license agreement extended through 2018. The former license agreement would have required guaranteed minimum royalty payments to the licensor of an additional $20.9 million between July 12, 2012 and contract expiration in 2018. The licensor has disputed the basis on which the Company terminated the former license agreement. In conjunction with the termination, in the second quarter of 2012, the Company recognized an impairment charge of $5.8 million to reduce the remaining unamortized value of the licensed trademark intangible asset to zero. The Company also recognized additional charges of $1.3 million in the second quarter of 2012, for markdowns and other costs related to the termination of the former license agreement. These portfolio realignment efforts began in 2011 and will continue through 2012.

During the second quarter of 2012, the Company incurred costs related to its portfolio realignment activities of $12.4 million ($8.0 million after-tax, or $0.19 per diluted share). These costs are reflected on the condensed consolidated statement of earnings as $5.8 million in impairment of intangible assets, $5.2 million in restructuring and other special charges, net, and $1.4 million in cost of goods sold. The intangible impairment of $5.8 million was recorded in the Wholesale Operations segment. Of the $5.2 million in restructuring and other special charges, net, $2.6 million is included in the Specialty Retail segment, $2.1 million is included in the Wholesale Operations segment, $0.3 million is included in the Famous Footwear segment and $0.2 million is included in the Other segment. The $1.4 million in cost of goods sold is included in the Wholesale Operations segment. There were no portfolio realignment costs recognized in the second quarter of 2011.

During the first half of 2012, the Company incurred costs related to its portfolio realignment activities of $24.4 million ($15.8 million after-tax, or $0.37 per diluted share). These costs are reflected on the condensed consolidated statement of earnings as $16.0 million in restructuring and other special charges, net, $5.8 million in impairment of intangible assets and $2.6 million in cost of goods sold. Of the $16.0 million in restructuring and other special charges, net, $7.3 million is included in the Famous Footwear segment, $4.6 million is included in the Wholesale Operations segment, $3.3 million is included in the Specialty Retail segment and $0.8 million is included in the Other segment. The intangible impairment of $5.8 million was recorded in the Wholesale Operations segment. Of the $2.6 million in cost of goods sold, $2.4 million is included in the Wholesale Operations segment and $0.2 is included in the Specialty Retail segment. There were no portfolio realignment costs for the first half of 2011.

The Company believes its portfolio realignment will result in total expense of approximately $50 million, of which $43.7 million was recorded as of July 28, 2012. The Company expects approximately half of the $50 million of expense will relate to severance and other employee-related costs. Inclusive of the TBMC gain, the net expense is expected to be approximately $29 million.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total
Original charges and reserve balance	$8.9	$6.1	$1.4	$2.8	$19.2
Amounts settled in 2011	(3.1)	(4.5)	(0.1)	(1.5)	(9.2)
Reserve balance at January 28, 2012	$5.8	$1.6	$1.3	$1.3	$10.0
Additional charges in first quarter 2012	3.4	1.4	6.0	1.3	12.1
Amounts settled in first quarter 2012	(3.5)	(2.2)	(2.4)	(1.0)	(9.1)
Reserve balance at April 28, 2012	$5.7	$0.8	$4.9	$1.6	$13.0
Additional charges in second quarter 2012	2.0	1.4	2.9	6.1	12.4
Amounts settled in second quarter 2012	(3.4)	(0.8)	(2.0)	(6.9)	(13.1)
Reserve balance at July 28, 2012	$4.3	$1.4	$5.8	$0.8	$12.3

Organizational Change
During the second quarter and first half of 2012, the Company incurred costs of $2.3 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) related to an organizational change at the corporate headquarters.

Note 6	Business Segment Information

Applicable business segment information is as follows for the periods ended July 28, 2012 and July 30, 2011:

($ thousands)	Famous Footwear	Wholesale Operations	Specialty Retail	Other	Total

Thirteen Weeks Ended July 28, 2012
External sales	$350,318	$194,966	$53,995	$–	$599,279
Intersegment sales	466	55,941	–	–	56,407
Operating earnings (loss)	20,539	(2,548)	(5,795)	(10,911)	1,285
Operating segment assets	512,892	552,691	48,568	140,023	1,254,174

Thirteen Weeks Ended July 30, 2011
External sales	$344,930	$215,117	$60,543	$–	$620,590
Intersegment sales	400	54,426	–	–	54,826
Operating earnings (loss)	7,495	2,925	(3,012)	(8,406)	(998)
Operating segment assets	527,195	629,116	54,262	140,350	1,350,923

Twenty-six Weeks Ended July 28, 2012
External sales	$697,425	$418,169	$110,126	$–	$1,225,720
Intersegment sales	1,024	107,517	–	–	108,541
Operating earnings (loss)	38,840	(569)	(9,322)	(18,969)	9,980

Twenty-six Weeks Ended July 30, 2011
External sales	$687,657	$432,181	$120,307	$–	$1,240,145
Intersegment sales	801	93,926	–	–	94,727
Operating earnings (loss)	26,277	8,944	(6,756)	(17,383)	11,082

The Other segment includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

During the thirteen weeks ended July 28, 2012, operating earnings (loss) included portfolio realignment costs of $12.4 million and organizational change costs of $2.3 million. Of the $12.4 million, $9.3 million is included in the Wholesale Operations segment, $2.6 million is included in the Specialty Retail segment, $0.3 million is included in the Famous Footwear segment and $0.2 million is included in the Other segment. The $2.3 million of organizational change costs are included in the Other segment. During the twenty-six weeks ended July 28, 2012, operating earnings (loss) included portfolio realignment costs of $24.4 million, organizational change costs of $2.3 million and ASG integration-related costs of $0.7 million. Of the $24.4 million, $12.8 million is included in the Wholesale Operations segment, $7.3 million is included in the Famous Footwear segment, $3.5 million is included in the Specialty Retail segment and $0.8 million is included in the Other segment. The $2.3 million of organizational change costs are included in the Other segment. The $0.7 million of ASG integration-related costs are included in the Wholesale Operations segment.

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

Following is a reconciliation of operating earnings (loss) to loss before income taxes from continuing operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Operating earnings (loss)	$1,285	$(998)	$9,980	$11,082
Interest expense	(5,758)	(6,520)	(11,915)	(13,218)
Loss on early extinguishment of debt	–	(1,003)	–	(1,003)
Interest income	77	65	160	150
Loss before income taxes from continuing operations	$(4,396)	$(8,456)	$(1,775)	$(2,989)

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	July 28, 2012	July 30, 2011	January 28, 2012

Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	142,003	162,975	155,003
Specialty Retail	200	200	200
Total intangible assets	145,003	165,975	158,003
Accumulated amortization	(53,533)	(52,922)	(57,017)
Total intangible assets, net	91,470	113,053	100,986
Goodwill
Wholesale Operations	39,604	61,246	39,604
Total goodwill	39,604	61,246	39,604
Goodwill and intangible assets, net	$131,074	$174,299	$140,590

Intangible assets, primarily owned trademarks, of $42.5 million as of July 28, 2012, July 30, 2011 and January 28, 2012 are not subject to amortization. All remaining intangible assets, primarily owned and licensed trademarks, are subject to amortization and have useful lives ranging from four to 20 years as of July 28, 2012. Amortization expense related to intangible assets was $1.8 million and $2.1 million for the thirteen weeks and $3.7 million and $4.2 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

Effective July 12, 2012, the Company terminated the Etienne Aigner license agreement, due to a dispute with the licensor. In conjunction with the termination, in the second quarter of 2012, the Company recognized an impairment charge of $5.8 million, to reduce the remaining unamortized value of the licensed trademark intangible asset to zero. The intangible asset had an original value of $13.0 million and as of the termination date, the remaining unamortized value of the license trademark was $5.8 million.

The decrease in the goodwill and intangible assets of the Wholesale Operations segment from July 30, 2011 to January 28, 2012 and July 28, 2012 is primarily related to the Company's sale of TBMC on October 25, 2011 and the impairment of the Etienne Aigner licensed trademark intangible. The Company's sale of TBMC resulted in the elimination of $21.6 million of goodwill and $8.0 of intangible assets.

Note 8	Shareholders’ Equity

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the twenty-six weeks ended July 28, 2012:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2012	$412,669	$1,047	$413,716
Net loss	(840)	(246)	(1,086)
Other comprehensive income	(878)	(4)	(882)
Dividends paid	(6,005)	–	(6,005)
Issuance of common stock under share-based plans, net	(2,058)	–	(2,058)
Tax benefit related to share-based plans	738	–	738
Share-based compensation expense	3,275	–	3,275
Equity at July 28, 2012	$406,901	$797	$407,698

Share-Based Compensation
During the second quarter of 2012, the Company granted 108,700 restricted shares to certain employees with a weighted-average grant date fair value of $11.68. Of the 108,700 restricted shares granted, 67,350 shares vest in equal installments over four years. The remaining 41,350 restricted shares vest in four years. Share-based compensation expense is recognized on a straight-line basis separately for each vesting portion of the restricted stock award.

The Company also granted 16,700 restricted shares to non-employee directors with a weighted-average grant date fair value of $11.91 during the second quarter of 2012. The restricted shares granted to non-employee directors during the second quarter of 2012 vest in one year and share-based compensation expense will be recognized on a straight-line basis over the one-year period.

The Company granted 11,250 performance share units during the second quarter of 2012 with a weighted-average grant date fair value of $11.73 per unit. Vesting of performance-based units is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years. Performance share units are payable in cash based on the Company’s stock price upon payout. The performance share units may pay out at a maximum of 200% of the target number of units. Share-based compensation expense is being recognized ratably over the three-year service period based upon the anticipated number of units to be earned and the fair value of the performance share units, as remeasured at the end of each period.

The Company recognized share-based compensation expense of $1.8 million and $1.3 million during the thirteen weeks and $3.3 million and $3.0 million during the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. The Company issued 154,527 shares of common stock during the thirteen weeks ended July 28, 2012, for restricted stock grants, stock options exercised and directors’ fees. The Company issued 1,308,291 shares of common stock during the twenty-six weeks ended July 28, 2012, for performance share awards, restricted stock grants, stock options exercised and directors’ fees. During the thirteen and twenty-six weeks ended July 28, 2012, the Company cancelled restricted stock awards of 81,000 and 114,500 shares, respectively, as a result of forfeitures.

The Company also granted 68,398 restricted stock units to non-employee directors with a weighted-average grant date fair value of $11.93 during the second quarter of 2012.  Of the 68,398 restricted stock units granted, 1,598 of the restricted stock units vested and compensation expense was fully recognized during the second quarter of 2012 and 66,800 of the restricted stock units vest in one year and compensation expense will be recognized ratably over the one-year period based upon the fair value of the restricted stock units, as remeasured at the end of each period.

Note 9	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit (income) cost for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Service cost	$2,844	$2,398	$–	$–
Interest cost	3,180	3,150	36	44
Expected return on assets	(6,261)	(5,191)	–	–
Amortization of:
Actuarial loss (gain)	45	108	(23)	(25)
Prior service expense (income)	4	(3)	–	–
Net transition asset	(11)	(12)	–	–
Total net periodic benefit (income) cost	$(199)	$450	$13	$19

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Service cost	$5,830	$4,458	$–	$–
Interest cost	6,364	6,242	76	88
Expected return on assets	(12,540)	(10,364)	–	–
Amortization of:
Actuarial loss (gain)	125	207	(36)	(50)
Prior service expense (income)	4	(3)	–	–
Net transition asset	(22)	(23)	–	–
Total net periodic benefit (income) cost	$(239)	$517	$40	$38

Note 10	Long-Term and Short-Term Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of July 28, 2012.

At July 28, 2012, the Company had $116.0 million in borrowings outstanding and $9.0 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $405.0 million at July 28, 2012.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of July 28, 2012, the Company was in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through August 2013. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the thirteen weeks and twenty-six weeks ended July 28, 2012 and July 30, 2011 was not material.

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

As of July 28, 2012, July 30, 2011 and January 28, 2012, the Company had forward contracts maturing at various dates through August 2013, July 2012 and February 2013, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	July 28, 2012	July 30, 2011	January 28, 2012
Financial Instruments
Chinese yuan	$28,403	$15,711	$43,407
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	19,937	19,002	19,002
Euro	6,626	6,027	7,293
Japanese yen	1,392	1,219	1,365
New Taiwanese dollars	884	1,163	830
Great Britain pounds sterling	210	–	2,947
Other currencies	1,335	1,180	1,107
Total financial instruments	$58,787	$44,302	$75,951

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheet as of July 28, 2012, July 30, 2011 and January 28, 2012 are as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

July 28, 2012	Prepaid expenses and other current assets	$78	Other accrued expenses	$1,151

July 30, 2011	Prepaid expenses and other current assets	$120	Other accrued expenses	$773

January 28, 2012	Prepaid expenses and other current assets	$839	Other accrued expenses	$633

For the thirteen weeks ended July 28, 2012 and July 30, 2011, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

($ in thousands)	Thirteen Weeks Ended July 28, 2012		Thirteen Weeks Ended July 30, 2011
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$(34)	$(14)	$(52)	$47

Cost of goods sold	(531)	86	158	35

Selling and administrative expenses	(252)	(19)	(194)	(65)

Interest expense	2	–	11	–

($ in thousands)	Twenty-six Weeks Ended July 28, 2012		Twenty-six Weeks Ended July 30, 2011
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$21	$(14)	$(107)	$89

Cost of goods sold	(876)	78	(243)	61

Selling and administrative expenses	(471)	(29)	12	(114)

Interest expense	(8)	–	1	–

During 2011, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statement of earnings was as follows:

($ in thousands)	Fiscal Year Ended January 28, 2012
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$(99)	$145

Cost of goods sold	335	90

Selling and administrative expenses	232	(169)

Interest expense	14	–

All of the gains and losses currently included within accumulated other comprehensive income associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 13 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 12 to the condensed consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 28, 2012, July 30, 2011 and January 28, 2012. The Company did not have any transfers between Level 1 and Level 2 during 2011 or the twenty-six weeks ended July 28, 2012.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of July 28, 2012:
Cash equivalents – money market funds	$36,340	$36,340	$–	$–
Non-qualified deferred compensation plan assets	1,225	1,225	–	–
Non-qualified deferred compensation plan liabilities	(1,225)	(1,225)	–	–
Deferred compensation plan liabilities for non-employee directors	(908)	(908)	–	–
Derivative financial instruments, net	(1,073)	–	(1,073)	–
As of July 30, 2011:
Cash equivalents – money market funds	$19,810	$19,810	$–	$–
Non-qualified deferred compensation plan assets	1,846	1,846	–	–
Non-qualified deferred compensation plan liabilities	(1,846)	(1,846)	–	–
Deferred compensation plan liabilities for non-employee directors	(636)	(636)	–	–
Derivative financial instruments, net	(653)	–	(653)	–
As of January 28, 2012:
Cash equivalents – money market funds	$5,063	$5,063	$–	$–
Non-qualified deferred compensation plan assets	1,081	1,081	–	–
Non-qualified deferred compensation plan liabilities	(1,081)	(1081)	–	–
Deferred compensation plan liabilities for non-employee directors	(620)	(620)	–	–
Derivative financial instruments, net	206	–	206	–

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived assets held and used with a carrying amount of $43.9 million were assessed for impairment and written down to their fair value, resulting in an impairment charge of $0.4 million for the thirteen weeks ended July 28, 2012. The $0.4 million impairment charge was included in selling and administrative expenses for the Famous Footwear segment. Impairment charges were $3.1 million for the twenty-six weeks ended July 28, 2012. Of the $3.1 million impairment charge, $2.0 million related to the Famous Footwear segment and $1.1 million related to the Specialty Retail segment. Of the $2.0 million related to the Famous Footwear segment, $1.3 million is included in restructuring and other special charges, net, and $0.7 million is included in selling and administrative expenses. Of the $1.1 million related to the Specialty Retail segment, $0.9 million is included in restructuring and other special charges, net, and $0.2 million is included in selling and administrative expenses.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable and borrowings under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

	July 28, 2012		July 30, 2011		January 28, 2012
($ thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$198,726	$197,000	$198,540	$195,000	$198,633	$190,000

The Company’s Senior Notes fair value was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 13	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. One of the main drivers of this volatility is the relative mix of domestic and international earnings. Domestic earnings generally carry higher tax rates, while international earnings generally carry lower rates. The Company’s consolidated effective tax rate was a benefit of 38.3% for the second quarter of 2012, compared to a benefit of 35.5% for the second quarter of last year, reflecting a higher mix of domestic earnings in higher-tax jurisdictions.

For the first half of 2012, the Company’s consolidated effective rate was 38.8%, as compared to 29.6% in the prior year. The higher rate in 2012 is driven by several factors. First, the Company anticipates a greater mix of 2012 earnings in domestic higher-tax jurisdictions, due in part to the exit of certain wholesale brands in late 2011, in conjunction with the portfolio realignment efforts. The exited brands had a disproportionate amount of their sales and earnings in international jurisdictions with lower rates. In addition, during the first quarter of 2012, the Company incurred certain costs in international divisions related to the portfolio realignment efforts that are not expected to result in a tax benefit.

Note 14	Related Party Transactions

Hongguo International Holdings
The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to market Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks and twenty-six weeks ended July 28, 2012, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.1 million and $2.6 million of Naturalizer footwear on a wholesale basis to Hongguo, with $0.6 million and $1.9 million in corresponding sales during the thirteen weeks and twenty-six weeks ended July 30, 2011, respectively.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company’s most recent proposed expanded remedy workplan was approved by the Colorado authorities, and the Company is implementing that workplan. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.1 million as of July 28, 2012. The Company expects to spend approximately $0.2 million in each of the next five years and $15.1 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through July 28, 2012 are $25.2 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at July 28, 2012, was $7.7 million, of which $0.7 million is included in other accrued expenses and $7.0 million is included in other liabilities. Of the total $7.7 million reserve, $4.9 million is for on-site remediation and $2.8 million is for off-site remediation. During the thirteen weeks and twenty-six weeks ended July 28, 2012 and July 30, 2011, other than the accretion of interest expense, the Company recorded an immaterial amount of expense related to the remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.6 million at July 28, 2012, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.1 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.1 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.3 million as of July 28, 2012 to complete the cleanup, maintenance and monitoring at all sites. Of the $9.3 million liability, $0.9 million is included in other accrued expenses and $8.4 million is included in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Other
In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.5 million as of July 28, 2012. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At July 28, 2012, the Company was contingently liable for remaining lease commitments of approximately $0.3 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 28, 2012

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$30,760	$16,637	$–	$47,397
Receivables	87,314	23,313	23,389	–	134,016
Inventories	119,174	486,063	15,830	–	621,067
Prepaid expenses and other current assets	41,360	5,564	2,576	–	49,500
Total current assets	247,848	545,700	58,432	–	851,980
Other assets	116,254	19,294	848	–	136,396
Goodwill and intangible assets, net	39,402	15,600	76,072	–	131,074
Property and equipment, net	23,470	102,246	9,008	–	134,724
Investment in subsidiaries	829,881	70,656	–	(900,537)	–
Total assets	$1,256,855	$753,496	$144,360	$(900,537)	$1,254,174

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$116,000	$–	$–	$–	$116,000
Trade accounts payable	76,872	183,987	33,396	–	294,255
Other accrued expenses	64,434	75,334	9,070	–	148,838
Total current liabilities	257,306	259,321	42,466	–	559,093
Other liabilities
Long-term debt	198,726	–	–	–	198,726
Other liabilities	31,338	43,422	13,897	–	88,657
Intercompany payable (receivable)	362,584	(379,128)	16,544	–	–
Total other liabilities	592,648	(335,706)	30,441	–	287,383
Equity
Brown Shoe Company, Inc. shareholders’ equity	406,901	829,881	70,656	(900,537)	406,901
Noncontrolling interests	–	–	797	–	797
Total equity	406,901	829,881	71,453	(900,537)	407,698
Total liabilities and equity	$1,256,855	$753,496	$144,360	$(900,537)	$1,254,174

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THIRTEEN WEEKS ENDED JULY 28, 2012

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$166,415	$438,617	$47,146	$(52,899)	$599,279
Cost of goods sold	132,317	247,914	38,133	(52,899)	365,465
Gross profit	34,098	190,703	9,013	–	233,814
Selling and administrative expenses	44,636	172,585	2,040	–	219,261
Restructuring and other special charges, net	4,612	2,879	–	–	7,491
Impairment of intangible assets	5,777	–	–	–	5,777
Equity in (earnings) loss of subsidiaries	(13,900)	(6,601)	–	20,501	–
Operating (loss) earnings	(7,027)	21,840	6,973	(20,501)	1,285
Interest expense	(5,758)	–	–	–	(5,758)
Interest income	–	63	14	–	77
Intercompany interest income (expense)	3,120	(3,227)	107	–	–
(Loss) earnings before income taxes	(9,665)	18,676	7,094	(20,501)	(4,396)
Income tax benefit (provision)	7,130	(4,776)	(672)	–	1,682
Net (loss) earnings	(2,535)	13,900	6,422	(20,501)	(2,714)
Net loss attributable to noncontrolling interests	–	–	(179)	–	(179)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(2,535)	$13,900	$6,601	$(20,501)	$(2,535)

Comprehensive (loss) income	$(3,083)	$12,969	$6,427	$(20,501)	$(4,188)
Comprehensive loss attributable to noncontrolling interests	–	–	(185)	–	(185)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(3,083)	$12,969	$6,612	$(20,501)	$(4,003)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE TWENTY-SIX WEEKS ENDED JULY 28, 2012

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$357,170	$876,377	$90,968	$(98,795)	$1,225,720
Cost of goods sold	278,215	497,508	75,914	(98,795)	752,842
Gross profit	78,955	378,869	15,054	–	472,878
Selling and administrative expenses	85,605	340,853	11,717	–	438,175
Restructuring and other special charges, net	8,274	10,672	–	–	18,946
Impairment of intangible assets	5,777	–	–	–	5,777
Equity in (earnings) loss of subsidiaries	(14,821)	(2,841)	–	17,662	–
Operating (loss) earnings	(5,880)	30,185	3,337	(17,662)	9,980
Interest expense	(11,914)	(1)	–	–	(11,915)
Interest income	1	124	35	–	160
Intercompany interest income (expense)	6,528	(6,741)	213	–	–
(Loss) earnings before income taxes	(11,265)	23,567	3,585	(17,662)	(1,775)
Income tax benefit (provision)	10,425	(8,746)	(990)	–	689
Net (loss) earnings	(840)	14,821	2,595	(17,662)	(1,086)
Net loss attributable to noncontrolling interests	–	–	(246)	–	(246)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(840)	$14,821	$2,841	$(17,662)	$(840)

Comprehensive (loss) income	$(1,420)	$14,519	$2,599	$(17,662)	$(1,964)
Comprehensive loss attributable to noncontrolling interests	–	–	(250)	–	(250)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(1,420)	$14,519	$2,849	$(17,662)	$(1,714)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JULY 28, 2012

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net cash provided by operating activities	$31,083	$71,866	$16,411	$–	$119,360

Investing activities
Purchases of property and equipment	(1,525)	(21,738)	(883)	–	(24,146)
Capitalized software	(2,953)	–	(3)	–	(2,956)
Net cash used for investing activities	(4,478)	(21,738)	(886)	–	(27,102)

Financing activities
Borrowings under revolving credit agreement	334,000	–	–	–	334,000
Repayments under revolving credit agreement	(419,000)	–	–	–	(419,000)
Dividends paid	(6,005)	–	–	–	(6,005)
Issuance of common stock under share-based plans, net	(2,058)	–	–	–	(2,058)
Tax benefit related to share-based plans	738	–	–	–	738
Intercompany financing	70,106	(53,482)	(16,624)	–	–
Net cash used for financing activities	(22,219)	(53,482)	(16,624)	–	(92,325)
Effect of exchange rate changes on cash and cash equivalents	–	(218)	–	–	(218)
Increase (decrease) in cash and cash equivalents	4,386	(3,572)	(1,099)	–	(285)
Cash and cash equivalents at beginning of period	(4,386)	34,332	17,736	–	47,682
Cash and cash equivalents at end of period	$–	$30,760	$16,637	$–	$47,397

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JANUARY 28, 2012

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$(4,386)	$34,332	$17,736	$–	$47,682
Receivables	78,129	24,082	51,811	–	154,022
Inventories	129,776	418,264	13,757	–	561,797
Prepaid expenses and other current assets	35,625	14,685	1,327	–	51,637
Total current assets	239,144	491,363	84,631	–	815,138
Other assets	115,515	23,844	918	–	140,277
Goodwill and intangible assets, net	47,765	16,160	76,665	–	140,590
Property and equipment, net	23,621	97,887	9,963	–	131,471
Investment in subsidiaries	813,602	68,057	–	(881,659)	–
Total assets	$1,239,647	$697,311	$172,177	$(881,659)	$1,227,476

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$201,000	$–	$–	$–	$201,000
Trade accounts payable	49,238	92,431	48,942	–	190,611
Other accrued expenses	60,079	65,676	7,214	–	132,969
Total current liabilities	310,317	158,107	56,156	–	524,580
Other liabilities:
Long-term debt	198,633	–	–	–	198,633
Other liabilities	29,702	46,717	14,128	–	90,547
Intercompany payable (receivable)	288,326	(321,115)	32,789	–	–
Total other liabilities	516,661	(274,398)	46,917	–	289,180
Equity
Brown Shoe Company, Inc. shareholders’ equity	412,669	813,602	68,057	(881,659)	412,669
Noncontrolling interests	–	–	1,047	–	1,047
Total equity	412,669	813,602	69,104	(881,659)	413,716
Total liabilities and equity	$1,239,647	$697,311	$172,177	$(881,659)	$1,227,476

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 30, 2011

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$30,978	$31,575	$–	$62,553
Receivables	82,617	33,965	42,013	–	158,595
Inventories	118,498	497,631	11,800	–	627,929
Prepaid expenses and other current assets	26,267	18,671	4,422	–	49,360
Total current assets	227,382	581,245	89,810	–	898,437
Other assets	113,277	25,160	672	–	139,109
Goodwill and intangible assets, net	50,522	16,720	107,057	–	174,299
Property and equipment, net	24,428	105,738	8,912	–	139,078
Investment in subsidiaries	615,152	88,654	–	(703,806)	–
Total assets	$1,030,761	$817,517	$206,451	$(703,806)	$1,350,923

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$250,000	$–	$–	$–	$250,000
Trade accounts payable	67,893	177,936	49,997	–	295,826
Other accrued expenses	64,506	64,953	10,239	–	139,698
Total current liabilities	382,399	242,889	60,236	–	685,524
Other liabilities
Long-term debt	198,540	–	–	–	198,540
Other liabilities	16,614	41,863	17,660	–	76,137
Intercompany payable (receivable)	43,131	(82,387)	39,256	–	–
Total other liabilities	258,285	(40,524)	56,916	–	274,677
Equity
Brown Shoe Company, Inc. shareholders’ equity	390,077	615,152	88,654	(703,806)	390,077
Noncontrolling interests	–	–	645	–	645
Total equity	390,077	615,152	89,299	(703,806)	390,722
Total liabilities and equity	$1,030,761	$817,517	$206,451	$(703,806)	$1,350,923

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME FOR THE THIRTEEN WEEKS ENDED JULY 30, 2011

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$162,265	$448,767	$62,178	$(52,620)	$620,590
Cost of goods sold	128,278	258,419	52,908	(52,620)	386,985
Gross profit	33,987	190,348	9,270	–	233,605
Selling and administrative expenses	44,196	184,810	4,908	–	233,914
Restructuring and other special charges, net	689	–	–	–	689
Equity in (earnings) loss of subsidiaries	(5,873)	(4,779)	–	10,652	–
Operating (loss) earnings	(5,025)	10,317	4,362	(10,652)	(998)
Interest expense	(6,517)	(10)	7	–	(6,520)
Loss on early extinguishment of debt	(1,003)	–	–	–	(1,003)
Interest income	–	44	21	–	65
Intercompany interest income (expense)	4,034	(4,137)	103	–	–
(Loss) earnings before income taxes from continuing operations	(8,511)	6,214	4,493	(10,652)	(8,456)
Income tax benefit (provision)	3,902	(1,024)	127	–	3,005
Net (loss) earnings from continuing operations	(4,609)	5,190	4,620	(10,652)	(5,451)
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	683	–	–	683
Net earnings from discontinued operations	–	683	–	–	683
Net (loss) earnings	(4,609)	5,873	4,620	(10,652)	(4,768)
Net loss attributable to noncontrolling interests	–	–	(159)	–	(159)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(4,609)	$5,873	$4,779	$(10,652)	$(4,609)

Comprehensive (loss) income	$(4,951)	$5,754	$4,715	$(10,652)	$(5,134)
Comprehensive loss attributable to noncontrolling interests	–	–	(145)	–	(145)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(4,951)	$5,754	$4,860	$(10,652)	$(4,989)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2011

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$331,465	$883,379	$111,247	$(85,946)	$1,240,145
Cost of goods sold	253,321	497,043	94,158	(85,946)	758,576
Gross profit	78,144	386,336	17,089	–	481,569
Selling and administrative expenses	87,877	364,982	15,195	–	468,054
Restructuring and other special charges, net	2,433	–	–	–	2,433
Equity in (earnings) loss of subsidiaries	(11,603)	(2,990)	–	14,593	–
Operating (loss) earnings	(563)	24,344	1,894	(14,593)	11,082
Interest expense	(13,206)	(11)	(1)	–	(13,218)
Loss on early extinguishment of debt	(1,003)	–	–	–	(1,003)
Interest income	–	99	51	–	150
Intercompany interest income (expense)	8,254	(8,521)	267	–	–
(Loss) earnings before income taxes from continuing operations	(6,518)	15,911	2,211	(14,593)	(2,989)
Income tax benefit (provision)	5,597	(5,284)	573	–	886
Net (loss) earnings from continuing operations	(921)	10,627	2,784	(14,593)	(2,103)
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	976	–	–	976
Net earnings from discontinued operations	–	976	–	–	976
Net (loss) earnings	(921)	11,603	2,784	(14,593)	(1,127)
Net loss attributable to noncontrolling interests	–	–	(206)	–	(206)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(921)	$11,603	$2,990	$(14,593)	$(921)

Comprehensive (loss) income	$(959)	$15,522	$592	$(14,593)	$562
Comprehensive loss attributable to noncontrolling interests	–	–	(184)	–	(184)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(959)	$15,522	$776	$(14,593)	$746

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2011

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(15,888)	$42,063	$17,233	$55	$43,463

Investing activities
Purchases of property and equipment	(1,204)	(12,717)	(762)	–	(14,683)
Capitalized software	(6,898)	(200)	–	–	(7,098)
Acquisition cost	–	–	(156,636)	–	(156,636)
Cash recognized on initial consolidation	–	3,121	–	–	3,121
Net cash used for investing activities	(8,102)	(9,796)	(157,398)	–	(175,296)

Financing activities
Borrowings under revolving credit agreement	965,500	–	–	–	965,500
Repayments under revolving credit agreement	(913,500)	–	–	–	(913,500)
Proceeds from issuance of 2019 Senior Notes	198,540	–	–	–	198,540
Redemption of 2012 Senior Notes	(150,000)	–	–	–	(150,000)
Dividends paid	(6,197)	–	–	–	(6,197)
Debt issuance costs	(5,828)	–	–	–	(5,828)
Acquisition of treasury stock	(22,408)	–	–	–	(22,408)
Issuance of common stock under share-based plans, net	693	–	–	–	693
Tax deficiency related to share-based plans	(453)	–	–	–	(453)
Intercompany financing	(42,357)	(29,875)	72,287	(55)	–
Net cash provided by (used for) financing activities	23,990	(29,875)	72,287	(55)	66,347
Effect of exchange rate changes on cash and cash equivalents	–	1,491	–	–	1,491

Increase (decrease) in cash and cash equivalents	–	3,883	(67,878)	–	(63,995)
Cash and cash equivalents at beginning of period	–	27,095	99,453	–	126,548
Cash and cash equivalents at end of period	$–	$30,978	$31,575	$–	$62,553

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our second quarter 2012 results reflect the positive effects of our portfolio realignment efforts. While sales decreased due to the exit of brands and closure of stores, we experienced an increase in gross profit and a decrease in selling and administrative expenses. We have also utilized our positive operating cash flow to reduce borrowings under our revolving credit agreement, which lowered our interest expense.

The following is a summary of the financial highlights for the second quarter of 2012:

•
Consolidated net sales decreased $21.3 million, or 3.4%, to $599.3 million for the second quarter of 2012, compared to $620.6 million for the second quarter of last year. Net sales of our Wholesale Operations and Specialty Retail segments decreased by $20.2 million and $6.5 million, respectively, while our Famous Footwear segment net sales increased by $5.4 million.

•	Consolidated operating earnings were $1.3 million in the second quarter of 2012, compared to an operating loss of $1.0 million for the second quarter of last year.

•
Consolidated net loss attributable to Brown Shoe Company, Inc. was $2.5 million, or $0.06 per diluted share, in the second quarter of 2012, compared to $4.6 million, or $0.11 per diluted share, in the second quarter of last year.

The following items impacted our second quarter operating results in 2012 and 2011 and should be considered in evaluating the comparability of our results:

•
Portfolio realignment – We incurred costs of $12.4 million ($8.0 million after-tax, or $0.19 per diluted share) related to our portfolio realignment efforts during the second quarter of 2012, with no corresponding costs in the same period of 2011. Our portfolio realignment includes selling The Basketball Marketing Company, Inc. (“TBMC”) (markets and sells footwear bearing the AND 1 brand name, which was acquired with American Sporting Goods Corporation (“ASG”)); exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing two U.S. distribution centers; closing or relocating numerous underperforming or poorly aligned retail stores; closing a factory in China; and other infrastructure changes. These efforts began in 2011 and will continue through 2012. Expenses related to the termination of the Etienne Aigner license agreement during the second quarter of 2012 are also considered part of our portfolio realignment efforts. See Note 5 to the condensed consolidated financial statements for additional information related to these efforts.

•
Organizational change – During the second quarter of 2012, we incurred costs of $2.3 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) related to an organizational change made at our corporate headquarters, with no corresponding costs in the prior year. See Note 5 to the condensed consolidated financial statements for additional information related to these efforts.

•
ERP Stabilization – Our second quarter 2011 results were negatively impacted by our ERP stabilization efforts due to increases in allowances and customer charge backs, margin related to lost sales and incremental stabilization costs related to our ERP platform. We estimate that the impact of these items reduced earnings before income taxes by $4.6 million ($2.8 million on an after-tax basis, or $0.07 per diluted share) in the second quarter of 2011, with no corresponding charges in the second quarter of 2012.

•
Decline in toning footwear business – We recorded a $4.6 million ($2.7 million on an after-tax basis, or $0.06 per diluted share) write-down on our toning inventory during the second quarter of 2011, with minimal charges in the second quarter of 2012.

•
Acquisition-related cost of goods sold adjustment – We incurred costs of $1.5 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) during the second quarter of 2011, associated with the non-cash cost of goods sold impact related to the inventory fair value adjustment in connection with the acquisition of ASG, with no corresponding costs in the second quarter of 2012. These costs were recorded in the Wholesale Operations segment. See Note 3 to the condensed consolidated financial statements for additional information related to these costs.

•
Loss on early extinguishment of debt – During the second quarter of 2011, we incurred expenses of $1.0 million ($0.6 million on an after-tax basis, or $0.02 per diluted share) to extinguish our 2012 Senior Notes prior to maturity. Approximately $0.6 million was non-cash charges related to unamortized debt issuance costs and approximately $0.4 million represents cash paid for tender premiums.

•
Integration costs – We incurred costs of $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) during the second quarter of 2011, related to the integration of ASG, which we acquired on February 17, 2011, with no corresponding costs during the second quarter of 2012. See Note 3 and Note 5 to the condensed consolidated financial statements for additional information related to these costs.

Our debt-to-capital ratio, as defined herein, decreased to 43.6% at July 28, 2012, compared to 53.4% at July 30, 2011, primarily due to the $134.0 million decrease in borrowings under our revolving credit agreement as a result of both strong cash provided by operating activities and the proceeds from the sale of TBMC. Our debt-to-capital ratio decreased from 49.1% at January 28, 2012 reflecting our $85.0 million decrease in borrowings under our revolving credit agreement, driven by strong cash provided by operating activities. Our current ratio, as defined herein, was 1.52 to 1 at July 28, 2012, compared to 1.31 to 1 at July 30, 2011 and 1.55 to 1 at January 28, 2012. Inventories at July 28, 2012 were $621.1 million, down from $627.9 million at the end of the second quarter of last year, driven by the sale of TBMC, effective inventory management and a lower store count.

Outlook for the Remainder of 2012
We are optimistic about our ability to successfully execute on our remaining portfolio realignment efforts and drive improvement in our ongoing business. We expect to earn $0.34 to $0.44 per diluted share in 2012, which includes pre-tax costs of approximately $34 million, or $0.51 per diluted share, related to our portfolio realignment efforts, organizational changes and ASG integration costs.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$599.3	100.0%	$620.6	100.0%	$1,225.7	100.0%	$1,240.1	100.0%
Cost of goods sold	365.5	61.0%	387.0	62.4%	752.8	61.4%	758.5	61.2%
Gross profit	233.8	39.0%	233.6	37.6%	472.9	38.6%	481.6	38.8%
Selling and administrative expenses	219.3	36.5%	233.9	37.7%	438.2	35.8%	468.1	37.7%
Restructuring and other special charges, net	7.4	1.3%	0.7	0.1%	18.9	1.5%	2.4	0.2%
Impairment of intangible assets	5.8	1.0%	–	–	5.8	0.5%	–	–
Operating earnings (loss)	1.3	0.2%	(1.0)	(0.2)%	10.0	0.8%	11.1	0.9%
Interest expense	(5.8)	(0.9)%	(6.6)	(1.0)%	(12.0)	(0.9)%	(13.3)	(1.0)%
Loss on early extinguishment of debt	–	–	(1.0)	(0.2)%	–	–	(1.0)	(0.1)%
Interest income	0.1	0.0%	0.1	0.0%	0.2	0.0%	0.2	0.0%
Loss before income taxes from continuing operations	(4.4)	(0.7)%	(8.5)	(1.4)%	(1.8)	(0.1)%	(3.0)	(0.2)%
Income tax benefit	1.7	0.2%	3.0	0.5%	0.7	0.0%	0.9	0.0%
Net loss from continuing operations	(2.7)	(0.5)%	(5.5)	(0.9)%	(1.1)	(0.1)%	(2.1)	(0.2)%
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	–	0.7	0.1%	–	–	1.0	0.1%
Net earnings from discontinued operations	–	–	0.7	0.1%	–	–	1.0	0.1%
Net loss	(2.7)	(0.5)%	(4.8)	(0.8)%	(1.1)	(0.1)%	(1.1)	(0.1)%
Net loss attributable to noncontrolling interest	(0.2)	(0.1)%	(0.2)	(0.1)%	(0.3)	(0.0)%	(0.2)	(0.0)%
Net loss attributable to Brown Shoe Company, Inc.	$(2.5)	(0.4)%	$(4.6)	(0.7)%	$(0.8)	(0.1)%	$(0.9)	(0.1)%

Net Sales
Net sales decreased $21.3 million, or 3.4%, to $599.3 million for the second quarter of 2012, compared to $620.6 million for the second quarter of last year. Net sales of our Wholesale Operations and Specialty Retail segments decreased, while net sales of our Famous Footwear segment increased. Our Wholesale Operations segment reported a $20.2 million decrease in net sales, primarily attributable to lower sales of our exited brands and Dr. Scholl’s Shoes and Avia divisions, partially offset by increases in our contemporary fashion brands (defined as Sam Edelman, Franco Sarto, Via Spiga, Vera Wang, Fergie, Carlos and Vince divisions) and LifeStride division. The net sales of our Specialty Retail segment decreased $6.5 million, primarily reflecting a lower store count, a decrease in sales at Shoes.com, a decrease in the Canadian dollar exchange rate and a decrease in same-store sales of 1.5%. Our Famous Footwear segment reported a $5.4 million increase in net sales, which reflects a same-store sales increase of 3.9%, during the second quarter of 2012. Famous Footwear experienced a higher average retail price and strong sales of women’s sandals and athletic footwear in the second quarter of 2012 as compared to the same period last year.

Net sales decreased $14.4 million, or 1.2%, to $1,225.7 million for the first half of 2012, compared to $1,240.1 million for the first half of last year. Net sales of our Wholesale Operations and Specialty Retail segments decreased, while net sales of our Famous Footwear segment increased. Our Wholesale Operations segment reported a $13.9 million decrease in net sales primarily attributable to lower sales of our exited brands and Dr. Scholl’s Shoes, Avia and Naturalizer divisions, partially offset by increases in our contemporary fashion brands. The net sales of our Specialty Retail segment decreased $10.2 million, primarily reflecting a lower store count, a decrease in sales at Shoes.com and a decline in the Canadian dollar exchange rate, partially offset by an increase in our same-store sales. Our Famous Footwear segment reported a $9.7 million increase in net sales, which reflects a same-store sales increase of 3.2% during the first half of 2012. Famous Footwear experienced a higher average retail price and an improvement in customer traffic levels. Sales of women’s sandals and women’s casual footwear and sandals were strong in the first half of 2012 as compared to the same period last year.

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

Gross Profit
Gross profit increased $0.2 million, or 0.1%, to $233.8 million for the second quarter of 2012, compared to $233.6 million for the second quarter of last year, driven by our Famous Footwear division, which experienced both higher net sales and gross profit rate. As a percent of net sales, our gross profit increased to 39.0% for the second quarter of 2012 from 37.6% for the second quarter of last year. The increase in gross profit rate was primarily due to lower inventory markdowns at Famous Footwear and a reduction in sales of lower margin wholesale brands we are exiting.

Gross profit decreased $8.7 million, or 1.8%, to $472.9 million for the first half of 2012, compared to $481.6 million for the first half of last year, primarily reflecting lower net sales in the first half of 2012 as compared to the prior year. As a percent of net sales, our gross profit decreased to 38.6% for the first half of 2012 from 38.8% for the first half of last year. The reduction in gross profit rate was primarily due to higher inventory markdowns in our Wholesale Operations segment.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses decreased $14.6 million, or 6.3%, to $219.3 million for the second quarter of 2012, compared to $233.9 million in the second quarter of last year. The decrease was primarily related to an improvement in facilities expenses reflecting a lower store count and our portfolio realignment efforts, and a shift in the timing of our marketing efforts. As a percent of net sales, selling and administrative expenses decreased to 36.5% for the second quarter of 2012 from 37.7% for the second quarter of last year, reflecting the factors discussed above.

Selling and administrative expenses decreased $29.9 million, or 6.4%, to $438.2 million for first half of 2012, compared to $468.1 million in the first half of last year. The decrease was primarily related to an improvement in facilities expenses reflecting a lower store count and our portfolio realignment efforts, and a shift in the timing of our marketing efforts. As a percent of net sales, selling and administrative expenses decreased to 35.8% for first half of 2012 from 37.7% for the first half of last year, reflecting the factors discussed above.

Restructuring and Other Special Charges, Net
We recorded restructuring and other special charges, net of $7.4 million for the second quarter of 2012, related to our portfolio realignment efforts and organizational changes. We recorded restructuring and other special charges, net, of $0.7 million for the second quarter of last year, related to the integration of ASG. See Note 5 to the condensed consolidated financial statements for additional information.

We recorded restructuring and other special charges, net, of $18.9 million for the first half of 2012, related to our portfolio realignment efforts and organizational changes. We recorded restructuring and other special charges, net, of $2.4 million for the first half of last year, related to the acquisition and integration of ASG. See Note 5 to the condensed consolidated financial statements for additional information.

Impairment of Intangible Assets
Effective July 12, 2012, the Company terminated the Etienne Aigner license agreement (“former license agreement”), due to a dispute with the licensor. In conjunction with the termination, in the second quarter of 2012, the Company recognized an impairment charge of $5.8 million to reduce the remaining unamortized value of the licensed trademark intangible asset to zero. See Note 5 to the condensed consolidated financial statements for additional information.

Operating Earnings (Loss)
Operating earnings increased $2.3 million to $1.3 million for the second quarter of 2012, compared to a loss of $1.0 million for the second quarter of last year, driven by lower selling and administrative expenses, partially offset by an increase in restructuring and other special charges, net, and impairment of intangible assets, as described above.

We reported operating earnings of $10.0 million in the first half of 2012, compared to $11.1 million during the first half of last year, primarily driven by an increase in restructuring and other special charges, net, a decrease in gross profit rate and impairment of intangible assets, partially offset by lower selling and administrative expenses, as described above.

Interest Expense
Interest expense decreased $0.8 million, or 11.7%, to $5.8 million for the second quarter of 2012, compared to $6.6 million for the second quarter of last year, primarily reflecting lower average borrowings under our revolving credit agreement.

Interest expense decreased $1.3 million, or 9.9%, to $12.0 million for the first half of 2012, compared to $13.3 million for the first half of last year, primarily reflecting the same factor noted above for the second quarter of 2012.

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

Income Tax Benefit
Our effective tax rate can vary considerably from period to period, depending on a number of factors. One of the main drivers of this volatility is the relative mix of domestic and international earnings. Domestic earnings generally carry higher tax rates, while international earnings generally carry lower rates. Our consolidated effective tax rate was a benefit of 38.3% for the second quarter of 2012, compared to a benefit of 35.5% for the second quarter of last year, reflecting a higher mix of domestic earnings in higher-tax jurisdictions.

For the first half of 2012, our consolidated effective rate was 38.8%, as compared to 29.6% in the prior year. The higher rate in 2012 is driven by several factors. First, we anticipate a greater mix of 2012 earnings in domestic higher-tax jurisdictions, due in part to the exit of certain wholesale brands in late 2011, in conjunction with our portfolio realignment efforts. The exited brands had a disproportionate amount of their sales and earnings in international jurisdictions with lower rates. In addition, during the first quarter of 2012, we incurred certain costs in our international divisions related to our portfolio realignment efforts that are not expected to result in a tax benefit.

Net Loss from Continuing Operations
We reported a net loss from continuing operations of $2.7 million in the second quarter of 2012 compared to $5.5 million in the second quarter of last year, as a result of the factors described above.

We reported a net loss from continuing operations of $1.1 million in the second half of 2012 compared to $2.1 million in the second half of last year, as a result of the factors described above.

Net Earnings from Discontinued Operations
During 2011, we sold TBMC, which markets and sells footwear bearing the AND 1 brand name. As such, the second quarter and first half of 2011 operations of TBMC are reported as discontinued operations.

Net Loss Attributable to Brown Shoe Company, Inc.
We reported a net loss attributable to Brown Shoe Company, Inc. of $2.5 million and $0.8 million during the second quarter and first half of 2012, respectively, compared to $4.6 million and $0.9 million during the second quarter and first half of last year, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$350.3	100.0%	$344.9	100.0%	$697.4	100.0%	$687.7	100.0%
Cost of goods sold	193.4	55.2%	195.9	56.8%	385.3	55.3%	382.1	55.6%
Gross profit	156.9	44.8%	149.0	43.2%	312.1	44.7%	305.6	44.4%
Selling and administrative expenses	136.1	38.8%	141.5	41.0%	266.0	38.0%	279.3	40.6%
Restructuring and other special charges, net	0.3	0.1%	–	–	7.3	1.1%	–	–
Operating earnings	$20.5	5.9%	$7.5	2.2%	$38.8	5.6%	$26.3	3.8%

Key Metrics
Same-store sales % change	3.9%		0.2%		3.2%		(1.9)%
Same-store sales $ change	$12.7		$0.6		$20.9		$(13.0)
Sales change from new and closed stores, net	$(7.3)		$(3.0)		$(11.2)		$(8.8)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$47		$44		$93		$88
Sales per square foot, excluding e-commerce (trailing twelve-months)	$191		$186		$191		$186
Square footage (thousand sq. ft.)	7,234		7,667		7,234		7,667

Stores opened	14		12		25		26
Stores closed	26		8		60		20
Ending stores	1,054		1,116		1,054		1,116

Net Sales
Net sales increased $5.4 million, or 1.6%, to $350.3 million for the second quarter of 2012, compared to $344.9 million for the second quarter of last year. Same-store sales, including e-commerce, increased 3.9% during the second quarter of 2012, primarily due to an increase in our average retail price. Women’s sandals and athletic footwear were large contributors to the increase in net sales. During the second quarter of 2012, we opened 14 new stores and closed 26 stores, resulting in 1,054 stores and total square footage of 7.2 million at the end of the second quarter of 2012, compared to 1,116 stores and total square footage of 7.7 million at the end of the second quarter of last year. Sales per square foot, excluding e-commerce, increased 6.7% to $47 in the second quarter of 2012, compared to $44 in the second quarter of last year. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, as approximately 65% of our net sales were made to members of our Rewards program in the second quarter of 2012 compared to approximately 61% in the second quarter of 2011.

Net sales increased $9.7 million, or 1.4%, to $697.4 million for the first half of 2012, compared to $687.7 million for the first half of last year. Same-store sales, including e-commerce, increased 3.2% during the first half of 2012, reflecting an increase in average retail price and customer traffic levels, partially offset by a decrease in pairs per transaction and conversion. Women’s sandals and women’s casual footwear were large contributors to the increase in net sales. Sales per square foot, excluding e-commerce, increased 5.6% to $93, compared to $88 in the first half of last year.

Gross Profit
Gross profit increased $7.9 million, or 5.3%, to $156.9 million for the second quarter of 2012, compared to $149.0 million for the second quarter of last year, due primarily to lower markdowns partially related to a decrease in toning inventory. As a percent of net sales, our gross profit was 44.8% for the second quarter of 2012, compared to 43.2% for the second quarter of last year. The increase in our gross profit rate was primarily driven by lower markdowns.

Gross profit increased $6.5 million, or 2.1%, to $312.1 million for the first half of 2012, compared to $305.6 million for the first half of last year, due primarily to lower markdowns. As a percent of net sales, our gross profit was 44.7% for the first half of 2012, compared to 44.4% for the first half of last year. The increase in our gross profit rate was primarily driven by lower markdowns.

Selling and Administrative Expenses
Selling and administrative expenses decreased $5.4 million, or 3.8%, to $136.1 million for the second quarter of 2012, compared to $141.5 million for the second quarter of last year. The decrease was primarily attributable to lower retail facility and direct selling costs due to our lower store count as well as lower marketing caused by a shift in the timing of expenditures to later in 2012. As a percent of net sales, selling and administrative expenses decreased to 38.8% for the second quarter of 2012, compared to 41.0% for the second quarter of last year.

Selling and administrative expenses decreased $13.3 million, or 4.8%, to $266.0 million for the first half of 2012, compared to $279.3 million for the first half of last year, primarily due to lower marketing caused by a shift in the timing of expenditures to later in 2012, and lower retail facility and direct selling costs, both due to our lower store count. As a percent of net sales, selling and administrative expenses decreased to 38.0% for the first half of 2012, compared to 40.6% for first half of last year.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $0.3 million and $7.3 million for the second quarter and first half of 2012, respectively, as a result of our portfolio realignment efforts, which included the closure of a distribution center and the closure or relocation of underperforming stores. We did not incur corresponding charges in the second quarter and first half of last year.

Operating Earnings
Operating earnings increased $13.0 million, or 174.0%, to $20.5 million for the second quarter of 2012, compared to $7.5 million for the second quarter of last year. The increase was primarily due to an increase in gross profit and a decrease in selling and administrative expenses, as described above. As a percent of net sales, operating earnings improved to 5.9% for the second quarter of 2012, compared to 2.2% for the second quarter of last year.

Operating earnings increased $12.5 million, or 47.8%, to $38.8 million for the first half of 2012, compared to $26.3 million in the first half of last year primarily due to a decrease in selling and administrative expenses and an increase in gross profit, partially offset by restructuring and other special charges, net, as described above. As a percent of net sales, operating earnings increased to 5.6% in the first half of 2012, compared to 3.8% in the first half of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$195.0	100.0%	$215.2	100.0%	$418.2	100.0%	$432.1	100.0%
Cost of goods sold	139.4	71.5%	154.8	71.9%	301.9	72.2%	305.7	70.8%
Gross profit	55.6	28.5%	60.4	28.1%	116.3	27.8%	126.4	29.2%
Selling and administrative expenses	50.2	25.7%	57.5	26.7%	105.8	25.2%	117.5	27.1%
Restructuring and other special charges, net	2.1	1.1%	–	–	5.3	1.3%	–	–
Impairment of intangible assets	5.8	3.0%	–	–	5.8	1.4%	–	–
Operating (loss) earnings	$(2.5)	(1.3)%	$2.9	1.4%	$(0.6)	(0.1)%	$8.9	2.1%

Key Metrics
Unfilled order position at end of period	$308.2		$341.1

Net Sales
Net sales decreased $20.2 million, or 9.4%, to $195.0 million for the second quarter of 2012, compared to $215.2 million for the second quarter of last year. The decrease was primarily attributable to lower sales of our exited brands and our Dr. Scholl’s Shoes and Avia divisions, partially offset by increases in our contemporary fashion brands and LifeStride division. Our unfilled order position decreased $32.9 million, or 9.7%, to $308.2 million as of July 28, 2012, as compared to $341.1 million as of July 30, 2011 primarily due to the brands that we are exiting, as well as a lower order position for our Avia division. The July 30, 2011 unfilled order position excludes $14.7 million related to TBMC, as its results are reflected in discontinued operations.

Net sales decreased $13.9 million, or 3.2%, to $418.2 million for the first half of 2012, compared to $432.1 million for the first half of last year. The decrease was primarily attributable to lower sales of our exited brands and our Dr. Scholl’s Shoes, Avia and Naturalizer divisions, partially offset by increases in our contemporary fashion brands.

Gross Profit
Gross profit decreased $4.8 million, or 8.0%, to $55.6 million for the second quarter of 2012, compared to $60.4 million for the second quarter of last year, primarily due to lower sales volume. As a percent of net sales, our gross profit increased to 28.5% for the second quarter of 2012 from 28.1% for the second quarter of last year, reflecting increased sales in higher margin brands and a reduction in sales of lower margin brands we are exiting.

Gross profit decreased $10.1 million, or 8.0%, to $116.3 million for the first half of 2012, compared to $126.4 million for the first half of last year, primarily due to lower sales and a lower gross profit rate. As a percent of net sales, our gross profit decreased to 27.8% for the first half of 2012 from 29.2% for the first half of last year, reflecting higher markdowns.

Selling and Administrative Expenses
Selling and administrative expenses decreased $7.3 million, or 12.6%, to $50.2 million for the second quarter of 2012, compared to $57.5 million for the second quarter of last year, due to our portfolio realignment efforts and a shift in the timing and a decrease of our marketing expenses, partially offset by an increase in anticipated payments under our cash and stock-based incentive plans. As a percent of net sales, selling and administrative expenses decreased to 25.7% for the second quarter of 2012, compared to 26.7% for the second quarter of last year, reflecting the above named factors.

Selling and administrative expenses decreased $11.7 million, or 9.9%, to $105.8 million for the first half of 2012, compared to $117.5 million for the first half of last year, due to our portfolio realignment efforts and a shift in the timing and a decrease of our marketing expenses, partially offset by an increase in anticipated payments under our cash and stock-based incentive plans. As a percent of net sales, selling and administrative expenses decreased to 25.2% for the first half of 2012, compared to 27.1% for the first half of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $2.1 million and $5.3 million during the second quarter and first half of 2012, respectively, as a result of our portfolio realignment and ASG integration-related costs. Our portfolio realignment efforts included the exit of certain brands, the closure of a distribution center and the closure of certain facilities in China. We did not incur corresponding charges in the Wholesale Operations segment during the first half of last year.

Impairment of Intangible Assets
Effective July 12, 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. In conjunction with the termination, in the second quarter of 2012, the Company recognized an impairment charge of $5.8 million to reduce the remaining unamortized value of the licensed trademark intangible asset to zero.

Operating (Loss) Earnings
Operating earnings decreased $5.4 million to a loss of $2.5 million for the second quarter of 2012, compared to earnings of $2.9 million for the second quarter of last year. The decrease was primarily driven by the impairment of intangible assets, a decline in gross profit and an increase in restructuring and other special charges, net, partially offset by the decrease in selling and administrative expenses. As a percent of net sales, operating loss is 1.3% for the second quarter of 2012, compared to 1.4% for operating earnings in the second quarter of last year.

Operating earnings decreased $9.5 million to a loss of $0.6 million for the first half of 2012, compared to earnings of $8.9 million for the first half of last year. The decrease was primarily driven by the decline in gross profit, impairment of intangible assets and an increase in restructuring and other special charges, net, partially offset by the decrease in selling and administrative expenses. As a percent of net sales, operating loss is 0.1% for the first half of 2012, compared to 2.1% for operating earnings in the first half of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$54.0	100.0%	$60.5	100.0%	$110.1	100.0%	$120.3	100.0%
Cost of goods sold	32.7	60.5%	36.3	60.0%	65.6	59.6%	70.7	58.8%
Gross profit	21.3	39.5%	24.2	40.0%	44.5	40.4%	49.6	41.2%
Selling and administrative expenses	24.5	45.4%	27.2	45.0%	50.5	45.9%	56.4	46.8%
Restructuring and other special charges, net	2.6	4.8%	–	–	3.3	3.0%	–	–
Operating loss	$(5.8)	(10.7)%	$(3.0)	(5.0)%	$(9.3)	(8.5)%	$(6.8)	(5.6)%

Key Metrics
Same-store sales % change	(1.5)%		5.2%		0.5%		2.1%
Same-store sales $ change	$(0.6)		$2.1		$0.4		$1.7
Sales change from new and closed stores, net	$(4.2)		$(2.4)		$(7.7)		$(4.4)
Impact of changes in Canadian exchange rate on sales	$(0.8)		$1.5		$(1.2)		$2.4
Sales change of e-commerce subsidiary	$(0.9)		$(0.5)		$(1.7)		$–

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$99		$103		$188		$194
Sales per square foot, excluding e-commerce (trailing twelve-months)	$393		$393		$393		$393
Square footage (thousand sq. ft.)	358		397		358		397

Stores opened	6		4		12		7
Stores closed	9		11		22		21
Ending stores	224		245		224		245

Net Sales
Net sales decreased $6.5 million, or 10.8%, to $54.0 million for the second quarter of 2012, compared to $60.5 million for the second quarter of last year. The decrease in net sales primarily reflects our lower store count and a decline in the Canadian dollar exchange rate. Overall, our same-store sales, including applicable e-commerce sites, decreased 1.5% as we experienced a reduction in average retail price, customer conversion and customer traffic. Shoes.com experienced a decrease in net sales of $0.9 million. We opened six new retail stores and closed nine during the second quarter of 2012, resulting in a total of 224 stores (including 20 Naturalizer stores in China) and total square footage of 0.4 million at the end of the second quarter of 2012, compared to 245 stores (including 16 Naturalizer stores in China) and total square footage of 0.4 million at the end of the second quarter of last year. As a result of these factors, sales per square foot, excluding e-commerce, decreased 3.9% to $99 for the second quarter of 2012, compared to $103 for the second quarter of last year.

Net sales decreased $10.2 million, or 8.5%, to $110.1 million for the first half of 2012, compared to $120.3 million for the first half of last year. The decrease in net sales primarily reflects our lower store count and a decline in the Canadian dollar exchange rate, partially offset by an increase in our same-store sales. Overall, our same-store sales, including applicable e-commerce sites, increased 0.5% as we experienced an increase in customer conversion and pairs per transaction, partially offset by a decrease in customer traffic. Shoes.com experienced a decrease in net sales of $1.7 million. As a result of these factors, sales per square foot, excluding e-commerce, decreased 3.1% to $188 for the first half of 2012, compared to $194 for the first half of last year.

Gross Profit
Gross profit decreased $2.9 million, or 11.8%, to $21.3 million for the second quarter of 2012, compared to $24.2 million for the second quarter of last year, primarily reflecting a decline in net sales and gross profit rate. As a percent of net sales, our gross profit decreased to 39.5% for the second quarter of 2012 from 40.0% for the second quarter of last year. The decrease in our overall rate was primarily driven by higher freight and product costs.

Gross profit decreased $5.1 million, or 10.2%, to $44.5 million for the first half of 2012, compared to $49.6 million for the first half of last year, primarily reflecting a decline in net sales and gross profit rate. As a percent of net sales, our gross profit decreased to 40.4% for the first half of 2012 from 41.2% for the first half of last year. The decrease in our overall rate was primarily driven by higher freight and product costs.

Selling and Administrative Expenses
Selling and administrative expenses decreased $2.7 million, or 9.7%, to $24.5 million for the second quarter of 2012, compared to $27.2 million for the second quarter of last year, reflecting lower store payroll and facility expenses, due to a lower store count, and lower marketing expenses. As a percent of net sales, selling and administrative expenses increased to 45.4% for the second quarter of 2012, compared to 45.0% for the second quarter of last year, due to our lower net sales.

Selling and administrative expenses decreased $5.9 million, or 10.4%, to $50.5 million for the first half of 2012, compared to $56.4 million for the first half of last year, reflecting lower store payroll and facility expenses, due to a lower store count, and a decrease in marketing expenses. As a percent of net sales, selling and administrative expenses decreased to 45.9% for the first half of 2012, compared to 46.8% for the first half of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges, net of $2.6 million and $3.3 million during the second quarter and first half of 2012, respectively, as a result of our portfolio realignment efforts, which included costs to close our FX LaSalle and Via Spiga retail stores. We did not incur corresponding charges in the second quarter of last year.

Operating Loss
Specialty Retail reported an operating loss of $5.8 million for the second quarter of 2012, compared to an operating loss of $3.0 million for the second quarter of last year, primarily due to a decline in gross profit rate and an increase in restructuring and other special charges, net, partially offset by a decline in selling and administrative expenses, as discussed above.

Specialty Retail reported an operating loss of $9.3 million for the first half of 2012, compared to an operating loss of $6.8 million for the first half of last year, primarily due to a decline in gross profit rate and an increase in restructuring and other special charges, net, partially offset by a decline in selling and administrative expenses, as discussed above.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $10.9 million for the second quarter of 2012, compared to costs of $8.4 million for the second quarter of last year.

Factors impacting the $2.5 million increase are as follows:

•	Organizational change – We incurred costs of $2.3 million during the second quarter of 2012, related to a corporate organizational change, with no corresponding costs in the second quarter of 2011.
•
Incentive compensation – Our selling and administrative expenses were higher by $1.0 million during the second quarter of 2012, compared to last year, due to higher anticipated payments under our cash and stock-based incentive plans.

•
Portfolio realignment costs – We incurred costs of $0.2 million during the second quarter of 2012, related to our portfolio realignment efforts, with no corresponding costs in the second quarter of 2011.

•
ERP stabilization – We incurred costs of $1.2 million during the second quarter of 2011, due to continued progress on the stabilization of our ERP platform, with no corresponding costs in the second quarter of 2012.

•
Integration costs – We incurred costs of $0.7 million during the second quarter of 2011, related to the integration of ASG, which closed on February 17, 2011, with no corresponding costs during the second quarter of 2012.

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $19.0 million for the first half of 2012, compared to costs of $17.4 million for the first half of last year.

Factors impacting the $1.6 million increase include:

•	Organizational changes – We incurred costs of $2.3 million during the first half of 2012, related to corporate organizational changes, with no corresponding costs in the first half of 2011.
•
Director compensation – Our expenses related to director compensation increased $1.9 million during the first half of 2012, compared to last year, primarily reflecting the impact of the Company’s higher share price on certain of the directors’ variable share based compensation plans.

•
Incentive compensation – Our selling and administrative expenses were higher by $1.8 million during the first half of 2012, compared to last year, due to higher anticipated payments under our cash and stock-based incentive plans.

•	Portfolio realignment costs – We incurred costs of $0.8 million during the first half of 2012, related to our portfolio realignment efforts, with no corresponding costs in the first half of 2011.
•
ERP stabilization – We incurred costs of $2.5 million during the first half of 2011, due to continued progress on the stabilization of our ERP platform, with no corresponding costs during the first half of 2012.

•
Acquisition and integration costs – We incurred costs of $2.4 million during the first half of 2011, related to the acquisition and integration of ASG, with no corresponding costs in the Other segment during the first half of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	July 28, 2012	July 30, 2011	January 28, 2012
Borrowings under revolving credit agreement	$116.0	$250.0	$201.0
Senior notes	198.7	198.5	198.6
Total debt	$314.7	$448.5	$399.6

Total debt obligations decreased $133.8 million to $314.7 million at July 28, 2012, compared to $448.5 million at July 30, 2011, and decreased $84.9 million from $399.6 million at January 28, 2012 due to lower borrowings under our revolving credit agreement, resulting from strong cash provided by operating activities and the proceeds from the sale of TBMC in October 2011. As a result of the lower average borrowings under our revolving credit agreement, interest expense for the second quarter of 2012 decreased $0.8 million to $5.8 million, compared to $6.6 million for the second quarter of last year. Interest expense in the first half of 2012 decreased $1.3 million to $12.0 million, compared to $13.3 million in the first half of last year primarily due to the above described factors.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of July 28, 2012.

At July 28, 2012, we had $116.0 million in borrowings outstanding and $9.0 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $405.0 million at July 28, 2012.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of July 28, 2012, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

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

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	July 28, 2012	July 30, 2011	Increase/ (Decrease)
Net cash provided by operating activities	$119.3	$43.5	$75.8
Net cash used for investing activities	(27.1)	(175.3)	148.2
Net cash (used for) provided by financing activities	(92.3)	66.3	(158.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.5	(1.7)
Decrease in cash and cash equivalents	$(0.3)	$(64.0)	$63.7

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $75.8 million higher in the first half of 2012 as compared to 2011, reflecting the following factors:
•
An increase in accrued expenses and other liabilities in the first half of 2012 as compared to a large decrease in the first half of last year. Accrued expenses increased in 2012 primarily due to reserves for portfolio realignment activities. In 2011, accrued expenses declined in the first half as a result of payments under our incentive plans; and

•
A decrease in accounts receivable in the first half of 2012 as compared to an increase in the first half of last year, due to improved customer collections and lower wholesale sales in the second quarter; partially offset by

•	A smaller increase in trade accounts payable in the first half of 2012 compared to last year.

Cash used for investing activities was lower by $148.2 million primarily due to the non-recurrence of our acquisition of ASG on February 17, 2011. The aggregate purchase price for ASG was $156.6 million in cash, including debt we assumed of $11.6 million. In connection with the acquisition, we also recognized $3.1 million of cash upon the initial consolidation of ASG. See Note 3 of the condensed consolidated financial statements for more information about the ASG acquisition. In 2012, we expect purchases of property and equipment and capitalized software of approximately $58 million to $63 million, primarily related to remodeled and new stores, information technology initiatives and general infrastructure.

Cash used for financing activities was higher by $158.6 million primarily due to repayments, net of borrowings, under our revolving credit agreement in the first half of both 2012 and 2011 and the refinancing of our senior notes, partially offset by the acquisition of treasury stock in the first half of 2011.

A summary of key financial data and ratios at the dates indicated is as follows:

	July 28, 2012	July 30, 2011	January 28, 2012
Working capital ($ millions) (1)	$ 292.9	$ 212.9	$ 290.6

Current ratio (2)	1.52:1	1.31:1	1.55:1

Debt-to-capital ratio (3)	43.6%	53.4%	49.1%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at July 28, 2012, was $292.9 million, which is $2.3 million higher than at January 28, 2012 and $80.0 million higher than at July 30, 2011. Our current ratio decreased to 1.52 to 1 as of July 28, 2012 compared to 1.55 to 1 at January 28, 2012 and increased compared to 1.31 to 1 at July 30, 2011. The change in these metrics when compared to January 28, 2012 was primarily attributable to lower borrowings under our revolving credit agreement and an increase in inventories, partially offset by an increase in trade accounts payable. The increase compared to July 30, 2011 was primarily attributable to lower borrowings under our revolving credit agreement, due in part to our third quarter 2011 sale of TBMC. Our debt-to-capital ratio was 43.6% as of July 28, 2012, compared to 49.1% as of January 28, 2012 and 53.4% as of July 30, 2011. The decrease in our debt-to-capital ratio from January 28, 2012 was primarily due to the $85.0 million decrease in borrowings under our revolving credit agreement resulting from cash provided by operating activities in the first half of 2012, partially offset by an increase in trade accounts payable. As compared to July 30, 2011, the decrease is primarily due to the $134.0 million decrease in borrowings under our revolving credit agreement resulting from cash provided by operating activities and the proceeds from the sale of TBMC.

At July 28, 2012, we had $47.4 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

We paid dividends of $0.07 per share in both the second quarter of 2012 and the second quarter of last year. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At July 28, 2012, we were contingently liable for remaining lease commitments of approximately $0.3 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the future performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) intense competition within the footwear industry; (iii) rapidly changing fashion trends and purchasing patterns; (iv) customer concentration and increased consolidation in the retail industry; (v) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China, where ASG has manufacturing facilities and both ASG and Brown Shoe Company rely heavily on third-party manufacturing facilities for a significant amount of their inventory; (vi) Brown Shoe Company’s ability to utilize its new information technology system to successfully execute its strategies, including integrating ASG’s business; (vii) the ability to recruit and retain senior management and other key associates; (viii) the ability to attract, retain and maintain good relationships with licensors and protect intellectual property rights; (ix) the ability to secure/exit leases on favorable terms; (x) the ability to maintain relationships with current suppliers; (xi) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; (xii) the ability to source product at a pace consistent with increased demand for footwear; (xiii) the impact of rising prices in a potentially inflationary global environment; and (xiv) the ability of Brown Shoe Company to execute its portfolio realignment. The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption Risk Factors in Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 28, 2012, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of July 28, 2012, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended July 28, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2012:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

April 29, 2012 – May 26, 2012	–		$–		–	2,500,000

May 27, 2012 – June 30, 2012	10,733	(2)	12.28	(2)	–	2,500,000

July 1, 2012 – July 28, 2012	–		–		–	2,500,000

Total	10,733	(2)	$12.28	(2)	–	2,500,000

(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the second quarter of 2012; therefore, there were 2.5 million shares authorized to be purchased under the program as of July 28, 2012. Our repurchases of common stock are limited under our debt agreements.

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

3.2		Bylaws of the Company as amended through October 6, 2011, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated and filed October 11, 2011.
10.1	*†	Form of Performance Award Agreement (for 2012-2014 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011.
10.2	*	Severance Agreement, effective June 11, 2012, between the Company and Russell C. Hammer, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 29, 2012.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†^	XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	†^ †^ †^ †^ †^
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Presentation Linkbase Document
XBRL Taxonomy Definition Linkbase Document

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

BROWN SHOE COMPANY, INC.

Date: September 5, 2012	/s/ Russell C. Hammer
Russell C. Hammer Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer