Form 10-Q
period 2012-10-27
BROWN SHOE CO INC
filed 2012-11-30
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 27, 2012

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes  ☐     No ☑

As of November 23, 2012, 42,892,828 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	October 27, 2012	October 29, 2011	January 28, 2012
Assets
Current assets
Cash and cash equivalents	$40,884	$41,951	$47,682
Receivables, net	138,562	155,754	154,022
Inventories, net	539,359	580,154	561,797
Prepaid expenses and other current assets	34,680	32,948	51,637
Total current assets	753,485	810,807	815,138

Other assets	135,194	137,590	140,277
Goodwill and intangible assets, net	134,377	142,544	140,590
Property and equipment	436,161	437,328	436,683
Allowance for depreciation	(295,113)	(300,511)	(305,212)
Net property and equipment	141,048	136,817	131,471
Total assets	$1,164,104	$1,227,758	$1,227,476

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$110,000	$222,000	$201,000
Trade accounts payable	183,422	177,521	190,611
Other accrued expenses	150,056	138,074	132,969
Total current liabilities	443,478	537,595	524,580

Other liabilities
Long-term debt	198,773	198,586	198,633
Deferred rent	30,714	32,829	32,361
Other liabilities	59,202	39,155	58,186
Total other liabilities	288,689	270,570	289,180

Equity
Common stock	429	420	420
Additional paid-in capital	119,665	113,860	115,869
Accumulated other comprehensive income	9,856	6,414	9,637
Retained earnings	301,188	297,906	286,743
Total Brown Shoe Company, Inc. shareholders’ equity	431,138	418,600	412,669
Noncontrolling interests	799	993	1,047
Total equity	431,937	419,593	413,716
Total liabilities and equity	$1,164,104	$1,227,758	$1,227,476

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
($ thousands, except per share amounts)	2012	2011	2012	2011
Net sales	$732,169	$713,788	$1,957,889	$1,953,933
Cost of goods sold	446,387	437,290	1,199,229	1,195,866
Gross profit	285,782	276,498	758,660	758,067
Selling and administrative expenses	242,317	239,422	680,492	707,476
Restructuring and other special charges, net	2,342	4,715	21,288	7,148
Impairment of intangible assets	–	–	5,777	–
Operating earnings	41,123	32,361	51,103	43,443
Interest expense	(5,513)	(6,685)	(17,428)	(19,903)
Loss on early extinguishment of debt	–	–	–	(1,003)
Interest income	76	98	236	248
Earnings before income taxes from continuing operations	35,686	25,774	33,911	22,785
Income tax provision	(11,399)	(8,180)	(10,710)	(7,294)
Net earnings from continuing operations	24,287	17,594	23,201	15,491
Discontinued operations:
Earnings from operations of subsidiary, net of tax of $0, $595, $0 and $1,285, respectively	–	725	–	1,701
Gain on sale of subsidiary, net of tax of $0, $6,196, $0, $6,196, respectively	–	15,374	–	15,374
Net earnings from discontinued operations	–	16,099	–	17,075
Net earnings	24,287	33,693	23,201	32,566
Net loss attributable to noncontrolling interests	(5)	(39)	(251)	(245)
Net earnings attributable to Brown Shoe Company, Inc.	$24,292	$33,732	$23,452	$32,811

Basic earnings per common share:
From continuing operations	$0.57	$0.42	$0.55	$0.36
From discontinued operations	–	0.38	–	0.40
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.57	$0.80	$0.55	$0.76

Diluted earnings per common share:
From continuing operations	$0.56	$0.41	$0.55	$0.36
From discontinued operations	–	0.38	–	0.39
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.56	$0.79	$0.55	$0.75

Dividends per common share	$0.07	$0.07	$0.21	$0.21

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
($ thousands)	2012	2011	2012	2011
Net earnings	$24,287	$33,693	$23,201	$32,566
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	557	(1,777)	545	121
Unrealized gains (losses) on derivative financial instruments, net of tax of $240 and $175 in the thirteen weeks and $204 and $74 in the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively	403	374	(487)	138
Net losses (gains) from derivatives reclassified into earnings, net of tax of $65 and $7 in the thirteen weeks and $76 and $2 in the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively	137	(13)	161	14
Other comprehensive income (loss), net of tax	1,097	(1,416)	219	273
Comprehensive income	25,384	32,277	23,420	32,839
Comprehensive income (loss) attributable to noncontrolling interests	2	(30)	(248)	(214)
Comprehensive income attributable to Brown Shoe Company, Inc.	$25,382	$32,307	$23,668	$33,053

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-nine Weeks Ended
	October 27,	October 29,
($ thousands)	2012	2011

Operating Activities
Net earnings	$23,201	$32,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,076	27,842
Amortization of capitalized software	9,945	10,335
Amortization of intangibles	5,436	6,346
Amortization of debt issuance costs	1,885	1,757
Loss on early extinguishment of debt	–	1,003
Share-based compensation expense	4,776	5,116
Tax (benefit) deficiency related to share-based plans	(889)	371
Loss on disposal of facilities and equipment	2,177	850
Impairment charges for facilities and equipment	2,481	1,067
Impairment of intangible assets	5,777	–
Deferred rent	(1,647)	(1,849)
Provision for doubtful accounts	398	562
Gain on sale of subsidiary, net	–	(15,374)
Changes in operating assets and liabilities, net of acquired and discontinued operations:
Receivables	15,063	(27,298)
Inventories	22,523	(14,746)
Prepaid expenses and other current and noncurrent assets	17,852	28,879
Trade accounts payable	(7,213)	415
Accrued expenses and other liabilities	18,113	(44,410)
Other, net	(1,431)	(814)
Net cash provided by operating activities	143,523	12,618

Investing Activities
Purchases of property and equipment	(39,081)	(22,275)
Capitalized software	(5,436)	(8,707)
Acquisition cost	(5,000)	(156,636)
Cash recognized on initial consolidation	–	3,121
Net proceeds from sale of subsidiary	–	55,350
Net cash used for investing activities	(49,517)	(129,147)

Financing Activities
Borrowings under revolving credit agreement	582,000	1,410,500
Repayments under revolving credit agreement	(673,000)	(1,386,500)
Proceeds from issuance of 2019 Senior Notes	–	198,586
Redemption of 2012 Senior Notes	–	(150,000)
Dividends paid	(9,007)	(9,135)
Debt issuance costs	–	(6,428)
Acquisition of treasury stock	–	(25,484)
Issuance of common stock under share-based plans, net	(1,860)	734
Tax benefit (deficiency) related to share-based plans	889	(371)
Net cash (used for) provided by financing activities	(100,978)	31,902
Effect of exchange rate changes on cash and cash equivalents	174	30
Decrease in cash and cash equivalents	(6,798)	(84,597)
Cash and cash equivalents at beginning of period	47,682	126,548
Cash and cash equivalents at end of period	$40,884	$41,951

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment, which amends prior indefinite-lived intangible asset impairment testing guidance. This standard will allow companies the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value is unnecessary. The Company adopted the standard on July 29, 2012 and it did not have an impact on the Company’s condensed consolidated financial statements.

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

The Company incurred no integration costs in the third quarter of 2012 and $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) during the thirty-nine weeks ended October 27, 2012 and incurred acquisition and integration costs of $1.1 million ($0.8 million on an after-tax basis, or $0.02 per diluted share) in the third quarter of 2011 and $3.5 million ($2.9 million on an after-tax basis, or $0.08 per diluted share) during the thirty-nine weeks ended October 29, 2011. The integration costs incurred in the thirty-nine weeks ended October 27, 2012 are included in the Wholesale Operations segment. The acquisition and integration costs incurred in the thirty-nine weeks ended October 29, 2011 were included in the Other segment. All costs were recorded as a component of restructuring and other special charges, net. In addition, the Wholesale Operations segment recognized an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $3.9 million ($2.3 million on an after-tax basis, or $0.05 per diluted share) during the thirty-nine weeks ended October 29, 2011, which excludes the effect of The Basketball Marketing Company, Inc. (“TBMC”).

The results of ASG have been included in the Company’s financial statements since February 17, 2011 and are consolidated within the Wholesale Operations segment. The following table illustrates the unaudited pro forma effect on the thirteen and thirty-nine weeks ended October 29, 2011 results as if the acquisition had been completed as of the beginning of 2010:

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	October 29,	October 29,
($ thousands, except per share amounts)	2011	2011
Net sales	$713,788	$1,961,880
Net earnings attributable to Brown Shoe Company, Inc.	33,644	36,430
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	0.80	0.84
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	0.79	0.83

The pro forma net sales for the third quarter and thirty-nine weeks ended October 29, 2011 exclude the discontinued operations of TBMC, which was sold during the third quarter of 2011. The primary adjustments to the pro forma disclosures above include: i) the elimination of the non-cash cost of goods sold impact related to the inventory fair value adjustment of $4.2 million ($2.7 million in the first quarter of 2011 and $1.5 million in the second quarter of 2011); and ii) the elimination of $1.6 million of expenses related to the acquisition incurred during the first quarter of 2011.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results would have been had we completed the acquisition on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

The Basketball Marketing Company, Inc.

On October 25, 2011, the Company sold TBMC for $55.4 million, which resulted in a pre-tax gain of $21.6 million for the third quarter of 2011. TBMC was acquired in the Company’s February 17, 2011 acquisition of ASG. Accordingly, the Company reduced goodwill by $21.6 million, intangible assets by $8.0 million and other net assets by $4.2 million and the results of TBMC are reflected in the condensed consolidated statement of earnings as discontinued operations.

Note 4	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders. The following table sets forth the computation of basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended October 27, 2012 and October 29, 2011:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
($ thousands, except per share amounts)	2012	2011	2012	2011
NUMERATOR
Net earnings from continuing operations	$24,287	$17,594	$23,201	$15,491
Net loss attributable to noncontrolling interests	5	39	251	245
Net earnings allocated to participating securities	(1,212)	(801)	(1,166)	(677)
Net earnings from continuing operations	23,080	16,832	22,286	15,059

Net earnings from discontinued operations	–	16,099	–	17,075
Net earnings allocated to participating securities	–	(732)	–	(718)
Net earnings from discontinued operations	–	15,367	–	16,357
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$23,080	$32,199	$22,286	$31,416

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	40,745	40,079	40,618	41,469
Dilutive effect of share-based awards	190	531	103	536
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	40,935	40,610	40,721	42,005

Basic earnings per common share:
From continuing operations	$0.57	$0.42	$0.55	$0.36
From discontinued operations	–	0.38	–	0.40
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.57	$0.80	$0.55	$0.76

Diluted earnings per common share:
From continuing operations	$0.56	$0.41	$0.55	$0.36
From discontinued operations	–	0.38	–	0.39
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.56	$0.79	$0.55	$0.75

Options to purchase 567,966 and 1,609,005 shares of common stock for the thirteen weeks and 1,019,565 and 1,482,291 shares of common stock for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 5	Restructuring and Other Special Charges, Net

Portfolio Realignment

The Company's portfolio realignment efforts include selling the AND 1 division (TBMC, which was acquired with ASG); exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing two U.S. distribution centers; closing or relocating numerous underperforming or poorly aligned retail stores; closing of facilities in China; and other infrastructure changes. These portfolio realignment efforts began in 2011 and will continue through 2012.

The termination of the Etienne Aigner license agreement is also considered part of the Company’s portfolio realignment efforts. During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement (“former license agreement”), due to a dispute with the licensor. In conjunction with the termination, in the second quarter of 2012, the Company recognized an impairment charge of $5.8 million to reduce the remaining unamortized value of the licensed trademark intangible asset to zero.

During the third quarter of 2012, the Company incurred costs related to its portfolio realignment activities of $2.6 million ($1.6 million after-tax, or $0.04 per diluted share). These costs are reflected on the condensed consolidated statement of earnings as $2.3 million in restructuring and other special charges, net, and $0.3 million in cost of goods sold. Of the $2.3 million in restructuring and other special charges, net, $1.5 million is included in the Wholesale Operations segment, $0.4 million is included in the Famous Footwear segment, $0.3 million is included in the Specialty Retail segment, and $0.1 million is included in the Other segment. Of the $0.3 million in cost of goods sold, $0.2 million is included in the Wholesale Operations segment and $0.1 million is included in the Specialty Retail segment.

During the thirty-nine weeks ended October 27, 2012, the Company incurred costs related to its portfolio realignment activities of $27.0 million ($17.4 million after-tax, or $0.41 per diluted share). These costs are reflected on the condensed consolidated statement of earnings as $18.3 million in restructuring and other special charges, net, $5.8 million in impairment of intangible assets and $2.9 million in cost of goods sold. Of the $18.3 million in restructuring and other special charges, net, $7.7 million is included in the Famous Footwear segment, $6.1 million is included in the Wholesale Operations segment, $3.6 million is included in the Specialty Retail segment and $0.9 million is included in the Other segment. The intangible impairment of $5.8 million was recorded in the Wholesale Operations segment. Of the $2.9 million in cost of goods sold, $2.6 million is included in the Wholesale Operations segment and $0.3 million is included in the Specialty Retail segment.

During the thirteen and thirty-nine weeks ended October 29, 2011, the Company incurred costs related to its portfolio realignment activities of $4.5 million ($2.8 million after-tax, or $0.07 per diluted share). These costs are reflected on the condensed consolidated statement of earnings as $3.6 million in restructuring and other special charges, net, and $0.9 million in cost of goods sold. All of these costs are included in the Wholesale Operations segment.

The Company believes its portfolio realignment will result in total expense of approximately $50 million, of which $46.2 million was recorded as of October 27, 2012. The majority of the remaining $3.8 million is expected to be incurred in the Wholesale Operations segment. Inclusive of the TBMC gain, the net expense is expected to be approximately $30 million.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total
Original charges and reserve balance	$8.9	$6.1	$1.4	$2.8	$19.2
Amounts settled in 2011	(3.1)	(4.5)	(0.1)	(1.5)	(9.2)
Reserve balance at January 28, 2012	$5.8	$1.6	$1.3	$1.3	$10.0
Additional charges in first quarter 2012	3.4	1.4	6.0	1.3	12.1
Amounts settled in first quarter 2012	(3.5)	(2.2)	(2.4)	(1.0)	(9.1)
Reserve balance at April 28, 2012	$5.7	$0.8	$4.9	$1.6	$13.0
Additional charges in second quarter 2012	2.0	1.4	2.9	6.1	12.4
Amounts settled in second quarter 2012	(3.4)	(0.8)	(2.0)	(6.9)	(13.1)
Reserve balance at July 28, 2012	$4.3	$1.4	$5.8	$0.8	$12.3
Additional charges in third quarter 2012	1.0	0.2	0.6	0.8	2.6
Amounts settled in third quarter 2012	(2.0)	(1.0)	(1.7)	(1.4)	(6.1)
Reserve balance at October 27, 2012	$3.3	$0.6	$4.7	$0.2	$8.8

Acquisition and Integration Related Costs

In the thirty-nine weeks ended October 27, 2012, the Company incurred integration costs related to ASG of $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share), with no charges during the third quarter of 2012. During the thirteen and the thirty-nine weeks ended October 29, 2011, the Company incurred acquisition and integration costs of $1.1 million ($0.8 million on an after-tax basis, or $0.02 per diluted share) and $3.5 million ($2.9 million on an after-tax basis, or $0.08 per diluted share), respectively. All of the 2012 costs are included in the Wholesale Operations segment as a component of restructuring and other special charges, net. All of the 2011 costs were included in the Other segment as a component of restructuring and other special charges, net. As of October 27, 2012, there is a remaining liability of $0.6 million related to severance.

Organizational Change

During the thirty-nine weeks ended October 27, 2012, the Company incurred costs of $2.3 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) related to an organizational change at the corporate headquarters. All of these costs are recorded in the Other segment and as a component of restructuring and other special charges, net. No organizational change costs were incurred during the third quarter of 2012 or the full year of 2011.

Note 6	Business Segment Information

Applicable business segment information is as follows for the periods ended October 27, 2012 and October 29, 2011:

	Famous	Wholesale	Specialty
($ thousands)	Footwear	Operations	Retail	Other	Total

Thirteen Weeks Ended October 27, 2012
External sales	$436,812	$232,555	$62,802	$–	$732,169
Intersegment sales	505	59,714	–	–	60,219
Operating earnings (loss)	35,525	15,397	1,771	(11,570)	41,123
Operating segment assets	462,904	498,839	59,805	142,556	1,164,104

Thirteen Weeks Ended October 29, 2011
External sales	$416,243	$233,590	$63,955	$–	$713,788
Intersegment sales	485	54,177	–	–	54,662
Operating earnings (loss)	28,374	9,558	53	(5,624)	32,361
Operating segment assets	474,617	573,235	62,502	117,404	1,227,758

Thirty-nine Weeks Ended October 27, 2012
External sales	$1,134,237	$650,724	$172,928	$–	$1,957,889
Intersegment sales	1,529	167,231	–	–	168,760
Operating earnings (loss)	74,365	14,828	(7,551)	(30,539)	51,103

Thirty-nine Weeks Ended October 29, 2011
External sales	$1,103,900	$665,771	$184,262	$–	$1,953,933
Intersegment sales	1,285	138,911	–	–	140,196
Operating earnings (loss)	54,651	18,502	(6,703)	(23,007)	43,443

The Other segment includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

During the thirteen weeks ended October 27, 2012, operating earnings (loss) included portfolio realignment costs of $2.6 million. Of the $2.6 million, $1.7 million is included in the Wholesale Operations segment, $0.4 million is included in the Specialty Retail segment, $0.4 million is included in the Famous Footwear segment and $0.1 million is included in the Other segment. During the thirty-nine weeks ended October 27, 2012, operating earnings (loss) included portfolio realignment costs of $27.0 million, organizational change costs of $2.3 million and ASG integration-related costs of $0.7 million. Of the $27.0 million, $14.5 million is included in the Wholesale Operations segment, $7.7 million is included in the Famous Footwear segment, $3.9 million is included in the Specialty Retail segment and $0.9 million is included in the Other segment. The $2.3 million of organizational change costs are included in the Other segment. The $0.7 million of ASG integration-related costs are included in the Wholesale Operations segment.

During the thirteen weeks and thirty-nine weeks ended October 29, 2011, operating earnings of the Wholesale Operations segment included portfolio realignment costs of $4.5 million. For the thirty-nine weeks ended October 29, 2011, operating earnings of the Wholesale Operations segment included an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $3.9 million, which excludes the effect of TBMC. During the thirteen and thirty-nine weeks ended October 29, 2011, the operating loss of the Other segment included costs related to the Company’s acquisition and integration of ASG of $1.1 million and $3.5 million, respectively.

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
($ thousands)	2012	2011	2012	2011
Operating earnings	$41,123	$32,361	$51,103	$43,443
Interest expense	(5,513)	(6,685)	(17,428)	(19,903)
Loss on early extinguishment of debt	–	–	–	(1,003)
Interest income	76	98	236	248
Earnings before income taxes from continuing operations	$35,686	$25,774	$33,911	$22,785

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

	October 27,	October 29,	January 28,
($ thousands)	2012	2011	2012

Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	147,003	155,003	155,003
Specialty Retail	200	200	200
Total intangible assets	150,003	158,003	158,003
Accumulated amortization	(55,230)	(55,063)	(57,017)
Total intangible assets, net	94,773	102,940	100,986
Goodwill
Wholesale Operations	39,604	39,604	39,604
Total goodwill	39,604	39,604	39,604
Goodwill and intangible assets, net	$134,377	$142,544	$140,590

Intangible assets, primarily owned trademarks, of $42.5 million as of October 27, 2012, October 29, 2011 and January 28, 2012 are not subject to amortization. All remaining intangible assets, primarily owned and licensed trademarks, are subject to amortization and have useful lives ranging from four to 20 years as of October 27, 2012. Amortization expense related to intangible assets was $1.7 million and $2.1 million for the thirteen weeks and $5.4 million and $6.3 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

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

During the third quarter of 2012, the Company acquired a trademark for $5.0 million. The trademark is being amortized over a 15 year useful life.

The decrease in the intangible assets of the Wholesale Operations segment from October 29, 2011 and January 28, 2012 to October 27, 2012 is primarily related to the impairment of the Etienne Aigner licensed trademark and amortization, partially offset by the acquisition of a trademark.

Note 8	Shareholders’ Equity

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the thirty-nine weeks ended October 27, 2012:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2012	$412,669	$1,047	$413,716
Net earnings	23,452	(251)	23,201
Other comprehensive income	219	3	222
Dividends paid	(9,007)	–	(9,007)
Issuance of common stock under share-based plans, net	(1,860)	–	(1,860)
Tax benefit related to share-based plans	889	–	889
Share-based compensation expense	4,776	–	4,776
Equity at October 27, 2012	$431,138	$799	$431,937

Share-Based Compensation

The Company recognized share-based compensation expense of $1.5 million and $2.1 million during the thirteen weeks and $4.8 million and $5.1 million during the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

The Company issued 52,297 shares of common stock during the thirteen weeks ended October 27, 2012, for stock options exercised and directors’ fees. The Company issued 1,360,588 shares of common stock during the thirty-nine weeks ended October 27, 2012, for performance share awards, restricted stock grants, stock options exercised and directors’ fees.

During the thirteen and thirty-nine weeks ended October 27, 2012, the Company cancelled restricted stock awards of 32,800 and 147,300 shares, respectively, as a result of forfeitures.

The Company also granted 1,276 restricted stock units to non-employee directors with a weighted-average grant date fair value of $16.18 during the third quarter of 2012.  All restricted stock units granted during the third quarter of 2012 immediately vested and compensation expense was fully recognized.

Note 9	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit (income) cost for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 27,	October 29,	October 27,	October 29,
($ thousands)	2012	2011	2012	2011
Service cost	$2,845	$2,398	$–	$–
Interest cost	3,182	3,146	36	44
Expected return on assets	(6,266)	(5,188)	–	–
Amortization of:
Actuarial loss (gain)	41	97	(23)	(25)
Prior service expense (income)	4	(3)	–	–
Net transition asset	(11)	(12)	–	–
Total net periodic benefit (income) cost	$(205)	$438	$13	$19

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
($ thousands)	2012	2011	2012	2011
Service cost	$8,675	$6,856	$–	$–
Interest cost	9,546	9,388	112	132
Expected return on assets	(18,806)	(15,552)	–	–
Amortization of:
Actuarial loss (gain)	166	304	(59)	(75)
Prior service expense (income)	8	(6)	–	–
Net transition asset	(33)	(35)	–	–
Total net periodic benefit (income) cost	$(444)	$955	$53	$57

Note 10	Long-Term and Short-Term Financing Arrangements

Credit Agreement

On January 7, 2011, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement, which was further amended on February 17, 2011 (as so amended, the “Credit Agreement”). The Credit Agreement matures on January 7, 2016 and provides for a revolving credit facility in an aggregate amount of up to $530.0 million (effective February 17, 2011), subject to the calculated borrowing base restrictions, and provides for an increase at the Company’s option of up to $150.0 million from time to time during the term of the Credit Agreement (the “general purpose accordion feature”) subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of October 27, 2012.

At October 27, 2012, the Company had $110.0 million in borrowings outstanding and $8.8 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $380.9 million at October 27, 2012.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 27, 2012, the Company was in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through November 2013. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the thirteen weeks and thirty-nine weeks ended October 27, 2012 and October 29, 2011 was not material.

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

As of October 27, 2012, October 29, 2011 and January 28, 2012, the Company had forward contracts maturing at various dates through November 2013, October 2012 and February 2013, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	October 27, 2012	October 29, 2011	January 28, 2012
Financial Instruments
Chinese yuan	$22,193	$16,934	$43,407
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	19,427	18,218	19,002
Euro	4,784	6,048	7,293
Japanese yen	1,563	1,207	1,365
New Taiwanese dollars	935	1,196	830
Great Britain pounds sterling	211	–	2,947
Other currencies	853	1,183	1,107
Total financial instruments	$49,966	$44,786	$75,951

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheet as of October 27, 2012, October 29, 2011 and January 28, 2012 are as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

October 27, 2012	Prepaid expenses and other current assets	$189	Other accrued expenses	$438

October 29, 2011	Prepaid expenses and other current assets	477	Other accrued expenses	495

January 28, 2012	Prepaid expenses and other current assets	839	Other accrued expenses	633

For the thirteen weeks ended October 27, 2012 and October 29, 2011, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ in thousands)	October 27, 2012		October 29, 2011

Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$16	$(26)	$(10)	$(26)
Cost of goods sold	204	(187)	357	10
Selling and administrative expenses	423	11	187	36
Interest expense	–	–	15	–

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ in thousands)	October 27, 2012		October 29, 2011
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$37	$(12)	$(117)	$(115)
Cost of goods sold	(672)	(265)	114	(51)
Selling and administrative expenses	(49)	40	199	150
Interest expense	(7)	–	16	–

During 2011, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statement of earnings was as follows:

($ in thousands)	Fiscal Year Ended January 28, 2012
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$(99)	$(145)
Cost of goods sold	335	(90)
Selling and administrative expenses	232	169
Interest expense	14	–

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

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs that is equal to the number of shares of the Company’s common stock which the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. When the participating director terminates his or her service as a director, the Company will pay the cash value of the deferred compensation to the director (or to the designated beneficiary in the event of death) in annual installments over a five-year or ten-year period, or in a lump sum, at the director’s election. The cash amount payable will be based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair market value at fiscal quarter-end on or following termination of the director’s service and calculated based on the mean of the high and low price of an equivalent number of shares of the Company’s common stock on the last trading day of the fiscal quarter. The plan also provides for earlier payment of a participating director’s account if the board determines that the participant has a demonstrated financial hardship. The accounts of prior participants continue to earn dividend equivalents on the account balance. The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other liabilities in the accompanying condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are reported in selling and administrative expenses in the Company’s condensed consolidated statement of earnings. The fair value of the liabilities is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 27, 2012, October 29, 2011 and January 28, 2012. The Company did not have any transfers between Level 1 and Level 2 during 2011 or the thirty-nine weeks ended October 27, 2012.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of October 27, 2012:
Cash equivalents – money market funds	$3,092	$3,092	$–	$–
Non-qualified deferred compensation plan assets	1,272	1,272	–	–
Non-qualified deferred compensation plan liabilities	(1,272)	(1,272)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,022)	(1,022)	–	–
Derivative financial instruments, net	(249)	–	(249)	–

As of October 29, 2011:
Cash equivalents – money market funds	$5,909	$5,909	$–	$–
Non-qualified deferred compensation plan assets	1,842	1,842	–	–
Non-qualified deferred compensation plan liabilities	(1,842)	(1,842)	–	–
Deferred compensation plan liabilities for non-employee directors	(586)	(586)	–	–
Derivative financial instruments, net	(18)	–	(18)	–

As of January 28, 2012:
Cash equivalents – money market funds	$5,063	$5,063	$–	$–
Non-qualified deferred compensation plan assets	1,081	1,081	–	–
Non-qualified deferred compensation plan liabilities	(1,081)	(1,081)	–	–
Deferred compensation plan liabilities for non-employee directors	(620)	(620)	–	–
Derivative financial instruments, net	206	–	206	–

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived assets held and used with a carrying amount of $50.7 million were assessed for impairment and written down to their fair value, resulting in impairment charges of  $2.5 million for the thirty-nine weeks ended October 27, 2012. Of the $2.5 million impairment charge, $1.5 million related to the Famous Footwear segment and $1.0 million related to the Specialty Retail segment. Of the $1.5 million related to the Famous Footwear segment, $1.3 million is included in restructuring and other special charges, net, and $0.2 million is included in selling and administrative expenses. Of the $1.0 million related to the Specialty Retail segment, $0.9 million is included in restructuring and other special charges, net, and $0.1 million is included in selling and administrative expenses.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable and borrowings under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

	October 27, 2012		October 29, 2011		January 28, 2012
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value	Amount	Value
Senior Notes	$198,773	$204,000	$198,586	$182,000	$198,633	$190,000

The Company’s Senior Notes fair value was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 13	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. The primary driver of this volatility is the relative mix of domestic and international earnings. Domestic earnings generally carry higher tax rates, while international earnings generally carry lower rates. The Company’s consolidated effective tax rate was 31.9% for the third quarter of 2012, compared to 31.7% for the third quarter of last year.  For the first nine months of 2012, the Company’s consolidated effective rate was 31.6%, as compared to 32.0% in the prior year.

Note 14	Related Party Transactions

Hongguo International Holdings

The Company entered into a joint venture agreement with a subsidiary of Hongguo International Holdings Limited (“Hongguo”) to market Naturalizer footwear in China in 2007. The Company is a 51% owner of the joint venture (“B&H Footwear”), with Hongguo owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to Hongguo on a wholesale basis. Hongguo then sells Naturalizer products through retail stores in China. During the thirteen weeks and thirty-nine weeks ended October 27, 2012, the Company, through its consolidated subsidiary, B&H Footwear, sold $2.4 million and $5.0 million of Naturalizer footwear on a wholesale basis to Hongguo, with $1.9 million and $3.8 million in corresponding sales during the thirteen weeks and thirty-nine weeks ended October 29, 2011, respectively.

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time, since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company’s most recent proposed expanded remedy workplan was approved by the Colorado authorities, and the Company is implementing that workplan. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $16.1 million as of October 27, 2012. The Company expects to spend approximately $0.2 million in each of the next five years and $15.1 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through October 27, 2012 are $25.5 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at October 27, 2012, was $7.8 million, of which $0.7 million is included in other accrued expenses and $7.1 million is included in other liabilities. Of the total $7.8 million reserve, $4.9 million is for on-site remediation and $2.9 million is for off-site remediation. During the thirteen weeks and thirty-nine weeks ended October 27, 2012 and October 29, 2011, other than the accretion of interest expense, the Company recorded an immaterial amount of expense related to the remediation.

Other

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.6 million at October 27, 2012, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.1 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.1 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.4 million as of October 27, 2012 to complete the cleanup, maintenance and monitoring at all sites. Of the $9.4 million liability, $0.9 million is included in other accrued expenses and $8.5 million is included in other liabilities. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation

Etienne Aigner License Termination

During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement, due to a dispute with the licensor. The term of the former license agreement extended through 2018. The former license agreement would have required guaranteed minimum royalty payments to the licensor of an additional $20.9 million between July 12, 2012 and contract expiration in 2018. The licensor has disputed the basis on which the Company terminated the former license agreement, which has resulted in the parties seeking binding arbitration of their dispute. On October 8, 2012, the Company instituted the arbitration proceedings alleging that the licensor breached the license agreement and is seeking damages. On October 19, 2012, the licensor responded by denying the Company’s allegations, asserting its own claims for breach of the license agreement and is seeking damages. No date for the hearing on the parties’ respective claims has been set. Due to the early stage of the proceedings, the ultimate outcome is uncertain and the Company has not recorded a liability or receivable for this matter.

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

Other

In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.4 million as of October 27, 2012. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 27, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$29,113	$11,771	$–	$40,884
Receivables, net	101,466	18,775	18,321	–	138,562
Inventories, net	77,237	444,534	17,588	–	539,359
Prepaid expenses and other current assets	38,521	(4,562)	721	–	34,680
Total current assets	217,224	487,860	48,401	–	753,485
Other assets	115,445	18,939	810	–	135,194
Goodwill and intangible assets, net	38,337	20,264	75,776	–	134,377
Property and equipment, net	24,578	107,335	9,135	–	141,048
Investment in subsidiaries	862,308	234,014	–	(1,096,322)	–
Total assets	$1,257,892	$868,412	$134,122	$(1,096,322)	$1,164,104

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$110,000	$–	$–	$–	$110,000
Trade accounts payable	35,565	125,296	22,561	–	183,422
Other accrued expenses	60,812	78,164	11,080	–	150,056
Total current liabilities	206,377	203,460	33,641	–	443,478
Other liabilities
Long-term debt	198,773	–	–	–	198,773
Other liabilities	33,213	42,601	14,102	–	89,916
Intercompany payable (receivable)	388,391	(239,957)	(148,434)	–	–
Total other liabilities	620,377	(197,356)	(134,332)	–	288,689
Equity
Brown Shoe Company, Inc. shareholders’ equity	431,138	862,308	234,014	(1,096,322)	431,138
Noncontrolling interests	–	–	799	–	799
Total equity	431,138	862,308	234,813	(1,096,322)	431,937
Total liabilities and equity	$1,257,892	$868,412	$134,122	$(1,096,322)	$1,164,104

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED OCTOBER 27, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$209,513	$532,390	$42,437	$(52,171)	$732,169
Cost of goods sold	158,438	307,509	32,611	(52,171)	446,387
Gross profit	51,075	224,881	9,826	–	285,782
Selling and administrative expenses	56,589	187,826	(2,098)	–	242,317
Restructuring and other special charges, net	1,686	656	–	–	2,342
Equity in (earnings) loss of subsidiaries	(31,317)	(10,031)	–	41,348	–
Operating earnings (loss)	24,117	46,430	11,924	(41,348)	41,123
Interest expense	(5,513)	–	–	–	(5,513)
Interest income	–	61	15	–	76
Intercompany interest income (expense)	3,040	(3,147)	107	–	–
Earnings (loss) before income taxes	21,644	43,344	12,046	(41,348)	35,686
Income tax benefit (provision)	2,642	(12,021)	(2,020)	–	(11,399)
Net earnings (loss)	24,286	31,323	10,026	(41,348)	24,287
Net loss attributable to noncontrolling interests	–	-	(5)	–	(5)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$24,286	$31,323	$10,031	$(41,348)	$24,292

Comprehensive income (loss)	$24,842	$31,872	$10,018	$(41,348)	$25,384
Comprehensive income attributable to noncontrolling interests	–	–	2	–	2
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$24,842	$31,872	$10,016	$(41,348)	$25,382

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 27, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$566,681	$1,408,768	$133,406	$(150,966)	$1,957,889
Cost of goods sold	436,652	805,016	108,527	(150,966)	1,199,229
Gross profit	130,029	603,752	24,879	–	758,660
Selling and administrative expenses	144,055	526,818	9,619	–	680,492
Restructuring and other special charges, net	8,098	13,190	–	–	21,288
Impairment of intangible assets	5,777	–	–	–	5,777
Equity in (earnings) loss of subsidiaries	(46,701)	(12,872)	–	59,573	–
Operating earnings (loss)	18,800	76,616	15,260	(59,573)	51,103
Interest expense	(17,428)	–	–	–	(17,428)
Interest income	-	185	51	–	236
Intercompany interest income (expense)	9,568	(9,888)	320	–	–
Earnings (loss) before income taxes	10,940	66,913	15,631	(59,573)	33,911
Income tax benefit (provision)	12,506	(20,206)	(3,010)	–	(10,710)
Net earnings (loss)	23,446	46,707	12,621	(59,573)	23,201
Net loss attributable to noncontrolling interests	–	–	(251)	–	(251)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$23,446	$46,707	$12,872	$(59,573)	$23,452

Comprehensive income (loss)	$23,422	$46,954	$12,617	$(59,573)	$23,420
Comprehensive loss attributable to noncontrolling interests	–	–	(248)	–	(248)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$23,422	$46,954	$12,865	$(59,573)	$23,668

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 27, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by (used for) operating activities	$19,306	$(53,096)	$177,313	$–	$143,523

Investing activities
Purchases of property and equipment	(3,809)	(33,602)	(1,670)	–	(39,081)
Capitalized software	(5,433)	–	(3)	–	(5,436)
Acquisition cost	–	(5,000)	–	–	(5,000)
Net cash used for investing activities	(9,242)	(38,602)	(1,673)	–	(49,517)

Financing activities
Borrowings under revolving credit agreement	582,000	–	–	–	582,000
Repayments under revolving credit agreement	(673,000)	–	–	–	(673,000)
Dividends paid	(9,007)	–	–	–	(9,007)
Issuance of common stock under share-based plans, net	(1,860)	–	–	–	(1,860)
Tax benefit related to share-based plans	889	–	–	–	889
Intercompany financing	95,300	86,305	(181,605)	–	–
Net cash (used for) provided by financing activities	(5,678)	86,305	(181,605)	–	(100,978)
Effect of exchange rate changes on cash and cash equivalents	–	174	–	–	174
Increase (decrease) in cash and cash equivalents	4,386	(5,219)	(5,965)	–	(6,798)
Cash and cash equivalents at beginning of period	(4,386)	34,332	17,736	–	47,682
Cash and cash equivalents at end of period	$–	$29,113	$11,771	$–	$40,884

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$(4,386)	$34,332	$17,736	$–	$47,682
Receivables, net	78,129	24,082	51,811	–	154,022
Inventories, net	129,776	418,264	13,757	–	561,797
Prepaid expenses and other current assets	35,625	14,685	1,327	–	51,637
Total current assets	239,144	491,363	84,631	–	815,138
Other assets	115,515	23,844	918	–	140,277
Goodwill and intangible assets, net	47,765	16,160	76,665	–	140,590
Property and equipment, net	23,621	97,887	9,963	–	131,471
Investment in subsidiaries	813,602	68,057	–	(881,659)	–
Total assets	$1,239,647	$697,311	$172,177	$(881,659)	$1,227,476

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$201,000	$–	$–	$–	$201,000
Trade accounts payable	49,238	92,431	48,942	–	190,611
Other accrued expenses	60,079	65,676	7,214	–	132,969
Total current liabilities	310,317	158,107	56,156	–	524,580
Other liabilities
Long-term debt	198,633	–	–	–	198,633
Other liabilities	29,702	46,717	14,128	–	90,547
Intercompany payable (receivable)	288,326	(321,115)	32,789	–	–
Total other liabilities	516,661	(274,398)	46,917	–	289,180
Equity
Brown Shoe Company, Inc. shareholders’ equity	412,669	813,602	68,057	(881,659)	412,669
Noncontrolling interests	–	–	1,047	–	1,047
Total equity	412,669	813,602	69,104	(881,659)	413,716
Total liabilities and equity	$1,239,647	$697,311	$172,177	$(881,659)	$1,227,476

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 29, 2011
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$(1,209)	$26,552	$16,608	$–	$41,951
Receivables, net	107,959	21,391	26,404	–	155,754
Inventories, net	107,532	462,178	10,444	–	580,154
Prepaid expenses and other current assets	18,228	11,270	3,450	–	32,948
Total current assets	232,510	521,391	56,906	–	810,807
Other assets	112,099	24,592	899	–	137,590
Goodwill and intangible assets, net	49,143	16,440	76,961	–	142,544
Property and equipment, net	24,267	102,725	9,825	–	136,817
Investment in subsidiaries	646,443	66,317	–	(712,760)	–
Total assets	$1,064,462	$731,465	$144,591	$(712,760)	$1,227,758

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$222,000	$–	$–	$–	$222,000
Trade accounts payable	36,591	116,548	24,382	–	177,521
Other accrued expenses	50,396	75,414	12,264	–	138,074
Total current liabilities	308,987	191,962	36,646	–	537,595
Other liabilities
Long-term debt	198,586	–	–	–	198,586
Other liabilities	16,668	41,168	14,148	–	71,984
Intercompany payable (receivable)	121,621	(148,108)	26,487	–	–
Total other liabilities	336,875	(106,940)	40,635	–	270,570
Equity
Brown Shoe Company, Inc. shareholders’ equity	418,600	646,443	66,317	(712,760)	418,600
Noncontrolling interests	–	–	993	–	993
Total equity	418,600	646,443	67,310	(712,760)	419,593
Total liabilities and equity	$1,064,462	$731,465	$144,591	$(712,760)	$1,227,758

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED OCTOBER 29, 2011
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$206,628	$517,443	$42,107	$(52,390)	$713,788
Cost of goods sold	157,993	298,120	33,567	(52,390)	437,290
Gross profit	48,635	219,323	8,540	–	276,498
Selling and administrative expenses	40,435	167,977	31,010	–	239,422
Restructuring and other special charges, net	4,715	–	–	–	4,715
Equity in (earnings) loss of subsidiaries	(32,516)	22,895	–	9,621	–
Operating earnings (loss)	36,001	28,451	(22,470)	(9,621)	32,361
Interest expense	(6,681)	(8)	4	–	(6,685)
Interest income	–	89	9	–	98
Intercompany interest income (expense)	3,753	(3,859)	106	–	–
Earnings (loss) before income taxes from continuing operations	33,073	24,673	(22,351)	(9,621)	25,774
Income tax benefit (provision)	659	(8,256)	(583)	–	(8,180)
Net earnings (loss) from continuing operations	33,732	16,417	(22,934)	(9,621)	17,594
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	725	–	–	725
Gain on sale of subsidiary, net of tax	–	15,374	–	–	15,374
Net earnings from discontinued operations	–	16,099	–	–	16,099
Net earnings (loss)	33,732	32,516	(22,934)	(9,621)	33,693
Net loss attributable to noncontrolling interests	–	–	(39)	–	(39)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$33,732	$32,516	$(22,895)	$(9,621)	$33,732

Comprehensive income (loss)	$33,732	$30,431	$(22,265)	$(9,621)	$32,277
Comprehensive loss attributable to noncontrolling interests	–	–	(30)	–	(30)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$33,732	$30,431	$(22,235)	$(9,621)	$32,307

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2011
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$538,093	$1,400,822	$153,353	$(138,335)	$1,953,933
Cost of goods sold	411,314	795,161	127,726	(138,335)	1,195,866
Gross profit	126,779	605,661	25,627	–	758,067
Selling and administrative expenses	128,312	532,958	46,206	–	707,476
Restructuring and other special charges, net	7,148	–	–	–	7,148
Equity in (earnings) loss of subsidiaries	(44,245)	19,907	–	24,338	–
Operating earnings (loss)	35,564	52,796	(20,579)	(24,338)	43,443
Interest expense	(19,886)	(20)	3	–	(19,903)
Loss on early extinguishment of debt	(1,003)	–	–	–	(1,003)
Interest income	–	187	61	–	248
Intercompany interest income (expense)	12,007	(12,380)	373	–	–
Earnings (loss) before income taxes from continuing operations	26,682	40,583	(20,142)	(24,338)	22,785
Income tax benefit (provision)	6,129	(13,413)	(10)	–	(7,294)
Net earnings (loss) from continuing operations	32,811	27,170	(20,152)	(24,338)	15,491
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	1,701	–	–	1,701
Gain on sale of subsidiary, net of tax	–	15,374	–	–	15,374
Net earnings from discontinued operations	–	17,075	–	–	17,075
Net earnings (loss)	32,811	44,245	(20,152)	(24,338)	32,566
Net loss attributable to noncontrolling interests	–	–	(245)	–	(245)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$32,811	$44,245	$(19,907)	$(24,338)	$32,811

Comprehensive income (loss)	$32,773	$46,079	$(21,675)	$(24,338)	$32,839
Comprehensive loss attributable to noncontrolling interests	–	–	(214)	–	(214)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$32,773	$46,079	$(21,461)	$(24,338)	$33,053

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2011
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(59,675)	$56,020	$16,218	$55	$12,618

Investing activities
Purchases of property and equipment	(2,211)	(18,064)	(2,000)	–	(22,275)
Capitalized software	(8,419)	(288)	–	–	(8,707)
Acquisition cost	–	–	(156,636)	–	(156,636)
Cash recognized on initial consolidation	–	3,121	–	–	3,121
Net proceeds from sale of subsidiary	–	55,350	–	–	55,350
Net cash (used for) provided by investing activities	(10,630)	40,119	(158,636)	–	(129,147)

Financing activities
Borrowings under revolving credit agreement	1,410,500	–	–	–	1,410,500
Repayments under revolving credit agreement	(1,386,500)	–	–	–	(1,386,500)
Proceeds from issuance of 2019 Senior Notes	198,586	–	–	–	198,586
Redemption of 2012 Senior Notes	(150,000)	–	–	–	(150,000)
Dividends paid	(9,135)	–	–	–	(9,135)
Debt issuance costs	(6,428)	–	–	–	(6,428)
Acquisition of treasury stock	(25,484)	–	–	–	(25,484)
Proceeds from stock options exercised	734	–	–	–	734
Tax deficiency related to share-based plans	(371)	–	–	–	(371)
Intercompany financing	37,194	(96,712)	59,573	(55)	–
Net cash provided by (used for) financing activities	69,096	(96,712)	59,573	(55)	31,902
Effect of exchange rate changes on cash and cash equivalents	–	30	–	–	30
Decrease in cash and cash equivalents	(1,209)	(543)	(82,845)	–	(84,597)
Cash and cash equivalents at beginning of period	–	27,095	99,453	–	126,548
Cash and cash equivalents at end of period	$(1,209)	$26,552	$16,608	$–	$41,951

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our third quarter 2012 results reflect a solid back-to-school selling season and record third quarter net sales for our Famous Footwear segment.  We experienced improvements in net sales, gross profit and gross profit rate resulting in an increase in the third quarter operating earnings. We have also utilized our strong operating cash flow to reduce borrowings under our revolving credit agreement.

The following is a summary of the financial highlights for the third quarter of 2012:

•

Consolidated net sales increased $18.4 million, or 2.6%, to $732.2 million for the third quarter of 2012, compared to $713.8 million for the third quarter of last year. Net sales of our Famous Footwear segment increased by $20.6 million, reflecting our strong back-to-school season, while our Specialty Retail and Wholesale Operations segments decreased by $1.2 million and $1.0 million, respectively. Our Famous Footwear segment experienced an increase in same-store sales of 6.8% in the third quarter of 2012, as compared to a decrease of 0.4% in the third quarter of 2011. Our Specialty Retail segment also experienced an increase in same-store sales of 8.4% in the third quarter of 2012, as compared to a decrease of 1.9% in the third quarter of 2011.

•	Consolidated operating earnings were $41.1 million in the third quarter of 2012, compared to $32.4 million for the third quarter of last year.

•

Consolidated net earnings attributable to Brown Shoe Company, Inc. were $24.3 million, or $0.56 per diluted share, in the third quarter of 2012, compared to $33.7 million, or $0.79 per diluted share, in the third quarter of last year.

The following items impacted our third quarter results in 2012 and 2011 and should be considered in evaluating the comparability of our results:

•

Portfolio realignment – Our portfolio realignment efforts include selling The Basketball Marketing Company, Inc. (“TBMC”) (markets and sells footwear bearing the AND 1 brand name, which was acquired with American Sporting Goods Corporation (“ASG”)); exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing two U.S. distribution centers; closing or relocating numerous underperforming or poorly aligned retail stores; closing facilities in China; and other infrastructure changes. The termination of the Etienne Aigner license agreement is also considered part of the Company’s portfolio realignment efforts. We incurred costs of $2.6 million ($1.6 million after-tax, or $0.04 per diluted share) related to our portfolio realignment efforts during the third quarter of 2012. In the third quarter of 2011, we sold TBMC for a gain of $21.6 million ($15.4 million after-tax, or $0.37 per diluted share). Also in the third quarter of 2011, we incurred costs related to these portfolio realignment efforts of $4.5 million ($2.8 million after-tax, or $0.07 per diluted share). These efforts will continue throughout 2012. See Note 5 to the condensed consolidated financial statements for additional information.

•

Incentive plans – Our selling and administrative expenses were higher by $6.3 million during the third quarter of 2012, compared to the third quarter of last year, due to higher anticipated payments under our cash and stock-based incentive plans.

•

ERP stabilization – During the third quarter of 2011, our results were negatively impacted by increases in allowances and customer charge backs, margin related to lost sales and incremental stabilization costs related to our ERP platform. We estimated that the impact of these items reduced earnings before income taxes by $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) during the third quarter of 2011, with minimal impact on the third quarter of 2012.

•

ASG integration costs – We incurred costs of $1.1 million ($0.8 million on an after-tax basis, or $0.02 per diluted share) during the third quarter of 2011 related to the integration of ASG, with no corresponding charges during the third quarter of 2012. These costs were included in restructuring and other special charges, net. See Note 3 and Note 5 to the condensed consolidated financial statements for additional information.

Our debt-to-capital ratio, as defined herein, decreased to 41.7% at October 27, 2012, compared to 50.1% at October 29, 2011, primarily due to the $112.0 million decrease in borrowings under our revolving credit agreement driven by our strong financial performance and resulting cash provided by operating activities. Our debt-to-capital ratio decreased from 49.1% at January 28, 2012 reflecting our $91.0 million decrease in borrowings under our revolving credit agreement, driven by our strong cash provided by operating activities. Our current ratio, as defined herein, was 1.70 to 1 at October 27, 2012, compared to 1.50 to 1 at October 29, 2011 and 1.55 to 1 at January 28, 2012. Inventories at October 27, 2012 were $539.4 million, down from $580.2 million at the end of the third quarter of last year, driven by the effective inventory management and a lower retail store count.

Outlook for the Remainder of 2012

We are optimistic about our ability to successfully execute on our remaining portfolio realignment efforts and drive improvement in our ongoing business. We expect to earn $0.55 to $0.59 per diluted share in 2012, which includes pre-tax costs of approximately $34 million, or $0.51 per diluted share, related to our portfolio realignment efforts, organizational changes and ASG integration costs.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 27, 2012		October 29, 2011		October 27, 2012		October 29, 2011
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$732.2	100.0%	$713.8	100.0%	$1,957.9	100.0%	$1,953.9	100.0%
Cost of goods sold	446.4	61.0%	437.3	61.3%	1,199.2	61.3%	1,195.8	61.2%
Gross profit	285.8	39.0%	276.5	38.7%	758.7	38.7%	758.1	38.8%
Selling and administrative expenses	242.4	33.1%	239.4	33.5%	680.5	34.7%	707.6	36.2%
Restructuring and other special charges, net	2.3	0.3%	4.7	0.7%	21.3	1.1%	7.1	0.4%
Impairment of intangible assets	–	–	–	–	5.8	0.3%	–	–
Operating earnings	41.1	5.6%	32.4	4.5%	51.1	2.6%	43.4	2.2%
Interest expense	(5.5)	(0.7)%	(6.7)	(0.9)%	(17.4)	(0.9)%	(19.8)	(0.9)%
Loss on early extinguishment of debt	–	–	–	–	–	–	(1.0)	(0.1)%
Interest income	0.1	0.0%	0.1	0.0%	0.2	0.0%	0.2	0.0%
Earnings before income taxes from continuing operations	35.7	4.9%	25.8	3.6%	33.9	1.7%	22.8	1.2%
Income tax provision	(11.4)	(1.6)%	(8.2)	(1.2)%	(10.7)	(0.5)%	(7.3)	(0.4)%
Net earnings from continuing operations	24.3	3.3%	17.6	2.4%	23.2	1.2%	15.5	0.8%
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	–	0.7	0.1%	–	–	1.7	0.1%
Gain on sale of subsidiary, net of tax	–	–	15.4	2.2%	–	–	15.4	0.8%
Net earnings from discontinued operations	–	–	16.1	2.3%	–	–	17.1	0.9%
Net earnings	24.3	3.3%	33.7	4.7%	23.2	1.2%	32.6	1.7%
Net loss attributable to noncontrolling interest	–	–	–	–	(0.3)	(0.0)%	(0.2)	(0.0)%
Net earnings attributable to Brown Shoe Company, Inc.	$24.3	3.3%	$33.7	4.7%	$23.5	1.2%	$32.8	1.7%

Net Sales

Net sales increased $18.4 million, or 2.6%, to $732.2 million for the third quarter of 2012, compared to $713.8 million for the third quarter of last year. Net sales of our Famous Footwear segment increased, while net sales at our Specialty Retail and Wholesale Operations segments decreased slightly. Our Famous Footwear segment reported a $20.6 million increase in net sales, which reflects a same-store sales increase of 6.8%, during the third quarter of 2012. Famous Footwear experienced increases in conversion rate, customer traffic levels and average retail price. The net sales of our Specialty Retail segment decreased $1.2 million, reflecting a lower store count and a decrease in sales at Shoes.com, partially offset by an increase in same-store sales of 8.4% and an improvement in the Canadian dollar exchange rate. Our Wholesale Operations segment reported a $1.0 million decrease in net sales, primarily attributable to lower sales of our exited brands and our Avia division, partially offset by increases in our Dr. Scholl’s Shoes, Fergie, LifeStride, Sam Edelman, Rykä, Vince, Nevados and Franco Sarto divisions.

Net sales increased $4.0 million, or 0.2%, to $1,957.9 million for the thirty-nine weeks ended October 27, 2012, compared to $1,953.9 million for the thirty-nine weeks ended October 29, 2011. Net sales of our Famous Footwear segment increased, while net sales of our Wholesale Operations and Specialty Retail segments decreased. Our Famous Footwear segment reported a $30.3 million increase in net sales, which reflects a same-store sales increase of 4.6% during the thirty-nine weeks ended October 27, 2012. Famous Footwear experienced a higher average retail price, an improvement in customer traffic levels and an increase in the conversion rate. Our Wholesale Operations segment reported a $15.1 million decrease in net sales primarily attributable to lower sales of our exited brands and our Avia division, partially offset by increases in our Sam Edelman, Fergie, Franco Sarto, LifeStride and Rykä divisions. The net sales of our Specialty Retail segment decreased $11.4 million, reflecting a lower store count, a decrease in sales at Shoes.com and a decline in the Canadian dollar exchange rate, partially offset by an increase in our same-store sales of 3.2%.

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

Gross Profit

Gross profit increased $9.3 million, or 3.4%, to $285.8 million for the third quarter of 2012, compared to $276.5 million for the third quarter of last year, driven by our Famous Footwear division, which experienced higher net sales. As a percent of net sales, our gross profit increased to 39.0% for the third quarter of 2012 from 38.7% for the third quarter of last year. The increase in gross profit rate was primarily due to a higher mix of retail sales. Retail and Wholesale Operations net sales were 68% and 32%, respectively, in the third quarter of 2012, compared to 67% and 33% in the third quarter of 2011. Gross profit rates in our retail businesses are higher, on average, than in our wholesale business.

Gross profit increased $0.6 million, or 0.1%, to $758.7 million for the thirty-nine weeks ended October 27, 2012, compared to $758.1 million for the thirty-nine weeks ended October 29, 2011, due to our Famous Footwear division, which experienced both higher net sales and gross profit. As a percent of net sales, our gross profit decreased to 38.7% for the first nine months of 2012 from 38.8% for the first nine months of last year. The reduction in gross profit rate was primarily due to higher inventory markdowns in our Wholesale Operations segment.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.0 million, or 1.2%, to $242.4 million for the third quarter of 2012, compared to $239.4 million in the third quarter of last year. The increase was primarily related to higher incentive plan costs of $6.3 million due to higher expected payouts under both our cash and stock-based plans and a shift in marketing efforts from the second quarter into the third quarter, partially offset by decreases in merchandising, facilities and direct selling expenses reflecting our portfolio realignment efforts and a lower store count. As a percent of net sales, selling and administrative expenses decreased to 33.1% for the third quarter of 2012 from 33.5% for the third quarter of last year, reflecting better leveraging of our expense base.

Selling and administrative expenses decreased $27.1 million, or 3.8%, to $680.5 million for first nine months of 2012, compared to $707.6 million in the first nine months of last year. The decrease was primarily related to decreases in marketing, selling and facilities expenses, reflecting our portfolio realignment efforts and a lower store count, partially offset by higher incentive plan costs due to higher expected payouts under both our cash and stock-based plans. As a percent of net sales, selling and administrative expenses decreased to 34.7% for first nine months of 2012 from 36.2% for the first nine months of last year, reflecting the factors discussed above.

Restructuring and Other Special Charges, Net

We recorded restructuring and other special charges, net, of $2.3 million for the third quarter of 2012, related to our portfolio realignment efforts. We recorded restructuring and other special charges, net, of $4.7 million for the third quarter of last year, related to our portfolio realignment efforts and the integration of ASG. See Note 5 to the condensed consolidated financial statements for additional information.

We recorded restructuring and other special charges, net, of $21.3 million for the first nine months of 2012, related to our portfolio realignment efforts, organizational changes and integration of ASG. We recorded restructuring and other special charges, net, of $7.1 million for the first nine months of last year, related to our portfolio realignment efforts and the acquisition and integration of ASG. See Note 5 to the condensed consolidated financial statements for additional information.

Impairment of Intangible Assets

During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement, due to a dispute with the licensor. In conjunction with the termination, the Company recognized an impairment charge of $5.8 million to reduce the remaining unamortized value of the licensed trademark intangible asset to zero. See Note 15 to the condensed consolidated financial statements for additional information.

Operating Earnings

Operating earnings increased $8.7 million, or 27.1%, to $41.1 million for the third quarter of 2012, compared to $32.4 million for the third quarter of last year, driven by an increase in net sales, a higher gross profit rate and a decrease in restructuring and other special charges, net, partially offset by an increase in selling and administrative expenses, as described above.

Operating earnings increased $7.7 million, or 17.6%, to $51.1 million in the first nine months of 2012, compared to $43.4 million during the first nine months of last year, primarily driven by a decrease in selling and administrative expenses, partially offset by an increase in restructuring and other special charges, net, and impairment of intangible assets, as described above.

Interest Expense

Interest expense decreased $1.2 million, or 17.5%, to $5.5 million for the third quarter of 2012, compared to $6.7 million for the third quarter of last year, primarily reflecting lower average borrowings under our revolving credit agreement.

Interest expense decreased $2.4 million, or 12.4%, to $17.4 million for the first nine months of 2012, compared to $19.8 million for the first nine months of last year, primarily reflecting the same factor noted above for the third quarter of 2012.

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

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors. The primary driver of this volatility is the relative mix of domestic and international earnings. Domestic earnings generally carry higher tax rates, while international earnings generally carry lower rates. Our consolidated effective tax rate was 31.9% for the third quarter of 2012, which is comparable to our third quarter of 2011 rate of 31.7%. For the first nine months of 2012, our consolidated effective rate was 31.6%, which is comparable to 32.0% in the prior year.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $24.3 million in the third quarter of 2012, compared to $17.6 million in the third quarter of last year, as a result of the factors described above.

We reported net earnings from continuing operations of $23.2 million in the first nine months of 2012, compared to $15.5 million in the first nine months of last year, as a result of the factors described above.

Net Earnings from Discontinued Operations

During 2011, we sold TBMC, which markets and sells footwear bearing the AND 1 brand name. As such, the third quarter and first nine months of 2011 operations of TBMC are reported as discontinued operations.

Net Earnings Attributable to Brown Shoe Company, Inc.

We reported net earnings attributable to Brown Shoe Company, Inc. of $24.3 million and $23.5 million during the third quarter and first nine months of 2012, respectively, compared to $33.7 million and $32.8 million during the third quarter and first nine months of last year, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 27, 2012		October 29, 2011		October 27, 2012		October 29, 2011
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$436.8	100.0%	$416.2	100.0%	$1,134.2	100.0%	$1,103.9	100.0%
Cost of goods sold	250.1	57.3%	237.9	57.2%	635.5	56.0%	619.9	56.2%
Gross profit	186.7	42.7%	178.3	42.8%	498.7	44.0%	484.0	43.8%
Selling and administrative expenses	150.8	34.5%	149.9	36.0%	416.6	36.7%	429.3	38.8%
Restructuring and other special charges, net	0.4	0.1%	–	–	7.7	0.7%	–	–
Operating earnings	$35.5	8.1%	$28.4	6.8%	$74.4	6.6%	$54.7	5.0%

Key Metrics
Same-store sales % change	6.8%		(0.4) %		4.6%		(1.3)%
Same-store sales $ change	$26.7		$(1.5)		$47.7		$(14.6)
Sales change from new and closed stores, net	$(6.1)		$(3.8)		$(17.4)		$(12.5)

Sales per square foot, excluding e-commerce (thirteen and thirty- nine weeks ended)	$58		$53		$151		$141
Sales per square foot, excluding e-commerce (trailing twelve- months)	$196		$186		$196		$186
Square footage (thousand sq. ft.)	7,249		7,683		7,249		7,683

Stores opened	18		17		43		43
Stores closed	11		12		71		32
Ending stores	1,061		1,121		1,061		1,121

Net Sales

Net sales increased $20.6 million, or 4.9%, to $436.8 million for the third quarter of 2012, compared to $416.2 million for the third quarter of last year. Same-store sales, including e-commerce, increased 6.8% during the third quarter of 2012, primarily due to increases in our conversion rate, customer traffic levels and average retail price. Boat shoes, running shoes and accessories were contributors to the increase in net sales. During the third quarter of 2012, we opened 18 new stores and closed 11 stores, resulting in 1,061 stores and total square footage of 7.2 million at the end of the third quarter of 2012, compared to 1,121 stores and total square footage of 7.7 million at the end of the third quarter of last year. Sales per square foot, excluding e-commerce, increased 10.3% to $58 in the third quarter of 2012, compared to $53 in the third quarter of last year. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, as approximately 71% of our net sales were made to members of our Rewards program in the third quarter of 2012 compared to approximately 63% in the third quarter of 2011.

Net sales increased $30.3 million, or 2.7%, to $1,134.2 million for the first nine months of 2012, compared to $1,103.9 million for the first nine months of last year. Same-store sales, including e-commerce, increased 4.6% during the first nine months of 2012, reflecting a higher average retail price, an improvement in customer traffic levels and an increase in the conversion rate. Sales per square foot, excluding e-commerce, increased 7.4% to $151, compared to $141 in the first nine months of last year.

Gross Profit

Gross profit increased $8.4 million, or 4.7%, to $186.7 million for the third quarter of 2012, compared to $178.3 million for the third quarter of last year, due primarily to the increase in net sales. As a percent of net sales, our gross profit was 42.7% for the third quarter of 2012, which is comparable to 42.8% for the third quarter of last year.

Gross profit increased $14.7 million, or 3.1%, to $498.7 million for the first nine months of 2012, compared to $484.0 million for the first nine months of last year, due primarily to the increase in net sales. As a percent of net sales, our gross profit was 44.0% for the first nine months of 2012, compared to 43.8% for the first nine months of last year. The increase in our gross profit rate was primarily driven by lower markdowns.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.9 million, or 0.6%, to $150.8 million for the third quarter of 2012, compared to $149.9 million for the third quarter of last year. The increase was primarily attributable to a shift in marketing efforts from the second quarter to the third quarter and higher incentive plan costs due to higher expected payouts under both our cash and stock-based plans, partially offset by lower retail facility and direct selling costs due to our lower store count. As a percent of net sales, selling and administrative expenses decreased to 34.5% for the third quarter of 2012, compared to 36.0% for the third quarter of last year.

Selling and administrative expenses decreased $12.7 million, or 2.9%, to $416.6 million for the first nine months of 2012, compared to $429.3 million for the first nine months of last year, primarily due to lower retail facility and direct selling costs, both due to our lower store count, and lower marketing expenses, all partially offset by higher incentive plan costs due to higher expected payouts under both our cash and stock-based plans. As a percent of net sales, selling and administrative expenses decreased to 36.7% for the first nine months of 2012, compared to 38.8% for first nine months of last year.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges, net, of $0.4 million and $7.7 million for the third quarter and first nine months of 2012, respectively, as a result of our portfolio realignment efforts, which included the closure of a distribution center and the closure or relocation of underperforming stores. We did not incur corresponding charges related to our portfolio realignment efforts in the third quarter and first nine months of last year.

Operating Earnings

Operating earnings increased $7.1 million, or 25.2%, to $35.5 million for the third quarter of 2012, compared to $28.4 million for the third quarter of last year. The increase was primarily due to an increase in net sales and resulting gross profit, as described above. As a percent of net sales, operating earnings improved to 8.1% for the third quarter of 2012, compared to 6.8% for the third quarter of last year.

Operating earnings increased $19.7 million, or 36.1%, to $74.4 million for the first nine months of 2012, compared to $54.7 million in the first nine months of last year primarily due to an increase in net sales and resulting gross profit and a decrease in selling and administrative expenses, partially offset by restructuring and other special charges, net, as described above. As a percent of net sales, operating earnings increased to 6.6% in the first nine months of 2012, compared to 5.0% in the first nine months of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 27, 2012		October 29, 2011		October 27, 2012		October 29, 2011
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$232.6	100.0%	$233.6	100.0%	$650.7	100.0%	$665.8	100.0%
Cost of goods sold	161.4	69.4%	163.3	69.9%	463.2	71.2%	469.1	70.5%
Gross profit	71.2	30.6%	70.3	30.1%	187.5	28.8%	196.7	29.5%
Selling and administrative expenses	54.3	23.3%	57.1	24.5%	160.1	24.6%	174.6	26.2%
Restructuring and other special charges, net	1.5	0.7%	3.6	1.5%	6.8	1.0%	3.6	0.5%
Impairment of intangible assets	–	–	–	–	5.8	0.9%	–	–
Operating earnings	$15.4	6.6%	$9.6	4.1%	$14.8	2.3%	$18.5	2.8%

Key Metrics
Unfilled order position at end of period	$337.0		$352.4

Net Sales

Net sales decreased $1.0 million, or 0.4%, to $232.6 million for the third quarter of 2012, compared to $233.6 million for the third quarter of last year. The decrease was primarily attributable to lower sales of our exited brands and our Avia division, partially offset by increases in our Dr. Scholl’s Shoes, Fergie, LifeStride, Sam Edelman, Rykä, Vince, Nevados and Franco Sarto divisions. Our unfilled order position decreased $15.4 million, or 4.4%, to $337.0 million as of October 27, 2012, as compared to $352.4 million as of October 29, 2011 primarily due to the brands that we are exiting.

Net sales decreased $15.1 million, or 2.3%, to $650.7 million for the first nine months of 2012, compared to $665.8 million for the first nine months of last year. The decrease was primarily attributable to lower sales of our exited brands and our Avia division, partially offset by increases in our Sam Edelman, Fergie, Franco Sarto, LifeStride and Ryka divisions.

Gross Profit

Gross profit increased $0.9 million, or 1.2%, to $71.2 million for the third quarter of 2012, compared to $70.3 million for the third quarter of last year, primarily due to increased sales of higher margin footwear and the elimination or reduction of sales from our lower margin brands that we are exiting. As a percent of net sales, our gross profit increased to 30.6% for the third quarter of 2012 from 30.1% for the third quarter of last year, reflecting improved sales mix of higher margin footwear and lower air freight costs. In addition, in 2011, our results were negatively impacted by higher allowances and customer chargebacks related to the stabilization of our ERP platform, with minimal impact on the third quarter of 2012.

Gross profit decreased $9.2 million, or 4.7%, to $187.5 million for the first nine months of 2012, compared to $196.7 million for the first nine months of last year, reflecting lower sales and lower gross profit rate due in part to higher markdowns. As a percent of net sales, our gross profit decreased to 28.8% for the first nine months of 2012 from 29.5% for the first nine months of last year, reflecting higher markdowns.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.8 million, or 5.1%, to $54.3 million for the third quarter of 2012, compared to $57.1 million for the third quarter of last year, driven in part by our lower cost structure resulting from exiting certain brands under our portfolio realignment efforts, partially offset by an increase in anticipated payments under our cash and stock-based incentive plans. As a percent of net sales, selling and administrative expenses decreased to 23.3% for the third quarter of 2012, compared to 24.5% for the third quarter of last year, reflecting the above named factors.

Selling and administrative expenses decreased $14.5 million, or 8.3%, to $160.1 million for the first nine months of 2012, compared to $174.6 million for the first nine months of last year, due in part to our lower cost structure resulting from exiting certain brands under our portfolio realignment efforts and a decrease in our marketing expenses, partially offset by an increase in anticipated payments under our cash and stock-based incentive plans. As a percent of net sales, selling and administrative expenses decreased to 24.6% for the first nine months of 2012, compared to 26.2% for the first nine months of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges, net, of $1.5 million and $6.8 million during the third quarter and first nine months of 2012, respectively, as a result of our portfolio realignment initiatives and ASG integration costs. Our portfolio realignment efforts include the exit of certain brands, the closure of a distribution center and the closure of certain facilities in China. We incurred restructuring and other special charges, net, of $3.6 million during both the third quarter and first nine months of 2011 related to our portfolio realignment efforts.

Impairment of Intangible Assets

During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. In conjunction with the termination, the Company recognized an impairment charge of $5.8 million to reduce the remaining unamortized value of the licensed trademark intangible asset to zero.

Operating Earnings

Operating earnings increased $5.8 million to $15.4 million for the third quarter of 2012, compared to $9.6 million for the third quarter of last year. The increase was primarily driven by lower selling and administrative expenses and restructuring and other special charges, net, and an increase in gross profit rate. As a percent of net sales, operating earnings increased to 6.6% for the third quarter of 2012, compared to 4.1% for operating earnings in the third quarter of last year.

Operating earnings decreased $3.7 million to $14.8 million for the first nine months of 2012, compared to $18.5 million for the first nine months of last year. The decrease was primarily driven by lower sales, a lower gross profit rate, impairment of intangible assets and an increase in restructuring and other special charges, net, partially offset by the decrease in selling and administrative expenses. As a percent of net sales, operating earnings are 2.3% for the first nine months of 2012, compared to 2.8% for operating earnings in the first nine months of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 27, 2012		October 29, 2011		October 27, 2012		October 29, 2011
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$62.8	100.0%	$64.0	100.0%	$172.9	100.0%	$184.3	100.0%
Cost of goods sold	34.8	55.5%	36.1	56.4%	100.4	58.1%	106.8	58.0%
Gross profit	28.0	44.5%	27.9	43.6%	72.5	41.9%	77.5	42.0%
Selling and administrative expenses	25.9	41.3%	27.8	43.5%	76.5	44.2%	84.2	45.6%
Restructuring and other special charges, net	0.3	0.4%	–	–	3.6	2.1%	–	–
Operating earnings (loss)	$1.8	2.8%	$0.1	0.1%	$(7.6)	(4.4)%	$(6.7)	(3.6)%

Key Metrics
Same-store sales % change	8.4%		(1.9)%		3.2%		0.7%
Same-store sales $ change	$3.2		$(0.8)		$3.5		$0.9
Sales change from new and closed stores, net	$(3.1)		$(2.7)		$(10.7)		$(7.2)
Impact of changes in Canadian exchange rate on sales	$0.3		$0.5		$(0.9)		$2.9
Sales change of e-commerce subsidiary	$(1.6)		$(0.4)		$(3.3)		$(0.4)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$109		$100		$297		$293
Sales per square foot, excluding e-commerce (trailing twelve- months)	$403		$394		$403		$394
Square footage (thousand sq. ft.)	352		394		352		394

Stores opened	10		9		22		16
Stores closed	11		12		33		33
Ending stores	223		242		223		242

Net Sales

Net sales decreased $1.2 million, or 1.8%, to $62.8 million for the third quarter of 2012, compared to $64.0 million for the third quarter of last year. The decrease in net sales reflects a lower store count due to our exited businesses, as part of our portfolio realignment efforts, and a decrease in sales at Shoes.com, partially offset by an increase in same-store sales, including applicable e-commerce sites, of 8.4% and an improvement in the Canadian dollar exchange rate. Shoes.com experienced a decrease in net sales of $1.6 million. Our increase in same-store sales was driven by an increase in the customer conversion rate, higher customer traffic levels and higher pairs per transaction, partially offset by a decrease in average retail price. We opened 10 new retail stores and closed 11 during the third quarter of 2012, resulting in a total of 223 stores (including 22 Naturalizer stores in China) and total square footage of 0.4 million at the end of the third quarter of 2012, compared to 242 stores (including 17 Naturalizer stores in China) and total square footage of 0.4 million at the end of the third quarter of last year. As a result of these factors, sales per square foot, excluding e-commerce, increased 9.5% to $109 for the third quarter of 2012, compared to $100 for the third quarter of last year.

Net sales decreased $11.4 million, or 6.2%, to $172.9 million for the first nine months of 2012, compared to $184.3 million for the first nine months of last year. The decrease in net sales reflects our lower store count due to our exited businesses, as part of our portfolio realignment efforts, a decrease in Shoes.com and a decline in the Canadian dollar exchange rate, partially offset by an increase in our same-store sales. Shoes.com experienced a decrease in net sales of $3.3 million. Overall, our same-store sales, including applicable e-commerce sites, increased 3.2% as we experienced an increase in customer conversion and pairs per transaction, partially offset by a decrease in customer traffic. As a result of these factors, sales per square foot, excluding e-commerce, increased 1.4% to $297 for the first nine months of 2012, compared to $293 for the first nine months of last year.

Gross Profit

Gross profit increased $0.1 million, or 0.3%, to $28.0 million for the third quarter of 2012, compared to $27.9 million for the third quarter of last year, primarily reflecting lower markdowns. As a percent of net sales, our gross profit increased to 44.5% for the third quarter of 2012 from 43.6% for the third quarter of last year. The increase in our overall rate was primarily driven by lower markdowns.

Gross profit decreased $5.0 million, or 6.4%, to $72.5 million for the first nine months of 2012, compared to $77.5 million for the first nine months of last year, primarily reflecting the decline in net sales. As a percent of net sales, our gross profit was 41.9% for the first nine months of 2012, which is comparable to 42.0% for the first nine months of last year.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.9 million, or 6.9%, to $25.9 million for the third quarter of 2012, compared to $27.8 million for the third quarter of last year, reflecting lower facility and employee expenses, due to a lower store count. As a percent of net sales, selling and administrative expenses decreased to 41.3% for the third quarter of 2012, compared to 43.5% for the third quarter of last year, reflecting the above named factors.

Selling and administrative expenses decreased $7.7 million, or 9.2%, to $76.5 million for the first nine months of 2012, compared to $84.2 million for the first nine months of last year, reflecting lower facility and employee expenses, due to a lower store count, and a reduction in marketing expenses. As a percent of net sales, selling and administrative expenses decreased to 44.2% for the first nine months of 2012, compared to 45.6% for the first nine months of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges, net, of $0.3 million and $3.6 million during the third quarter and first nine months of 2012, respectively, as a result of our portfolio realignment efforts, which included costs to close our Via Spiga and FX LaSalle retail stores. We did not incur corresponding charges in the first nine months of last year.

Operating Earnings (Loss)

Specialty Retail reported operating earnings of $1.8 million for the third quarter of 2012, compared to $0.1 million for the third quarter of last year, primarily due to the reduction in selling and administrative expenses, partially offset by an increase in restructuring and other special charges, net, as discussed above.

Specialty Retail reported an operating loss of $7.6 million for the first nine months of 2012, compared to an operating loss of $6.7 million for the first nine months of last year, primarily due to the restructuring and other special charges, net, incurred in 2012, lower net sales and resulting gross profit, partially offset by a decline in selling and administrative expenses, as discussed above.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $11.6 million for the third quarter of 2012, compared to costs of $5.6 million for the third quarter of last year.

Factors impacting the $6.0 million increase are as follows:

•

Incentive compensation – Our selling and administrative expenses were higher by $1.6 million during the third quarter of 2012, compared to last year, due to higher anticipated payments under our cash and stock-based incentive plans.

•	Employee benefits – We experienced an increase in employee medical liabilities of $1.0 million in the third quarter of 2012.
•

Director compensation – Our expenses related to director awards increased $0.8 million during the third quarter of 2012, compared to last year, primarily reflecting the impact of the Company’s higher share price on certain of the directors’ variable share based compensation plans.

•

Portfolio realignment costs – We incurred costs of $0.2 million during the third quarter of 2012, related to our portfolio realignment efforts, with no corresponding costs in the third quarter of 2011.

•

Insurance settlement and contingent liabilities – During the third quarter of 2011, we resolved certain contingent liabilities related to legal matters and reversed $1.8 million of the associated accrued liabilities to income. In addition, we reached a settlement agreement with one of our insurers, whereby we recovered $0.8 million of prior expenses paid to a third party for environmental remediation costs. The legal contingencies and insurance settlement were recognized as income in the third quarter of 2011.

•	Integration costs – We incurred costs of $1.1 million during the third quarter of 2011, related to the integration of ASG, with no corresponding costs during the third quarter of 2012.
•	ERP stabilization – We incurred costs of $0.6 million during the third quarter of 2011, related to the stabilization of our ERP platform, with minimal impact in the third quarter of 2012.

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $30.5 million for the first nine months of 2012, compared to costs of $23.0 million for the first nine months of last year.

Factors impacting the $7.5 million increase include:

•

Incentive compensation – Our selling and administrative expenses were higher by $3.4 million during the first nine months of 2012, compared to last year, due to higher anticipated payments under our cash and stock-based incentive plans.

•

Director compensation – Our expenses related to director compensation increased $2.9 million during the first nine months of 2012, compared to last year, primarily reflecting the impact of the Company’s higher share price on certain of the directors’ variable share based compensation plans.

•

Organizational changes – We incurred costs of $2.3 million during the first nine months of 2012, related to corporate organizational changes, with no corresponding costs in the first nine months of 2011.

•	Employee benefits – We experienced an increase in employee medical liabilities of $1.0 million in the first nine months of 2012.
•

Portfolio realignment costs – We incurred costs of $0.9 million during the first nine months of 2012, related to our portfolio realignment efforts, with no corresponding costs in the first nine months of 2011.

•

Acquisition and integration costs – We incurred costs of $3.5 million during the first nine months of 2011, related to the acquisition and integration of ASG, with no corresponding costs in the Other segment during the first nine months of 2012.

•

ERP stabilization – We incurred costs of $3.1 million during the first nine months of 2011, due to continued progress on the stabilization of our ERP platform, with minimal impact during the first nine months of 2012.

•

Insurance settlement and contingent liabilities – During the first nine months of 2011, we resolved certain contingent liabilities related to legal matters and reversed $1.8 million of the associated accrued liabilities to income. In addition, we reached a settlement agreement with one of our insurers, whereby we recovered $0.8 million of prior expenses paid to a third party for environmental remediation costs. The legal contingencies and insurance settlement were recognized as income in the first nine months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

110.
($ millions)	October 27, 2012	October 29, 2011	January 28, 2012
Borrowings under revolving credit agreement	$110.0	$222.0	$201.0
Senior notes	198.8	198.6	198.6
Total debt	$308.8	$420.6	$399.6

Total debt obligations decreased $111.8 million to $308.8 million at October 27, 2012, compared to $420.6 million at October 29, 2011, and decreased $90.8 million from $399.6 million at January 28, 2012 due to lower borrowings under our revolving credit agreement, resulting from strong cash provided by operating activities. As a result of the lower average borrowings under our revolving credit agreement, interest expense for the third quarter of 2012 decreased $1.2 million to $5.5 million, compared to $6.7 million for the third quarter of last year. Interest expense in the first nine months of 2012 decreased $2.4 million to $17.4 million, compared to $19.8 million in the first nine months of last year primarily due to the above described factors.

Credit Agreement

On January 7, 2011, Brown Shoe Company, Inc. and certain of our subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement, which was further amended on February 17, 2011 (as so amended, the “Credit Agreement”). The Credit Agreement matures on January 7, 2016 and provides for a revolving credit facility in an aggregate amount of up to $530.0 million (effective February 17, 2011), subject to the calculated borrowing base restrictions, and provides for an increase at our option of up to $150.0 million from time to time during the term of the Credit Agreement (the “general purpose accordion feature”) subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of October 27, 2012.

At October 27, 2012, we had $110.0 million in borrowings outstanding and $8.8 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $380.9 million at October 27, 2012.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 27, 2012, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Sale of TBMC

On October 25, 2011, we sold TBMC to Galaxy International for $55.4 million in cash, which resulted in a pre-tax gain of $21.6 million for the third quarter of 2011. We utilized the proceeds from the sale to reduce the outstanding borrowings under our revolving credit agreement. See Note 3 to the condensed consolidated financial statements for additional information.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	October 27, 2012	October 29, 2011	Increase/ (Decrease)
Net cash provided by operating activities	$143.5	$12.6	$130.9
Net cash used for investing activities	(49.5)	(129.1)	79.6
Net cash (used for) provided by financing activities	(101.0)	31.9	(132.9)
Effect of exchange rate changes on cash and cash equivalents	0.2	–	0.2
Decrease in cash and cash equivalents	$(6.8)	$(84.6)	$77.8

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $130.9 million higher in the first nine months of 2012 as compared to 2011, reflecting the following factors:

•

An increase in accrued expenses and other liabilities in the first nine months of 2012 as compared to a large decrease in the first nine months of last year. Accrued expenses increased in 2012 primarily due to incentive accruals under our cash and stock based plans and reserves for portfolio realignment activities. In 2011, accrued expenses declined in the first nine months in part as a result of payments under our incentive plans;

•	A decrease in accounts receivable in the first nine months of 2012 as compared to an increase in the first nine months of last year, due to improved customer collections; and
•

A decrease in inventory in the first nine months of 2012 as compared to an increase in the same period of 2011 due to improved inventory management, the exit of certain brands as part of our portfolio realignment initiative; partially offset by

•	A decrease in trade accounts payable in the first nine months of 2012 as compared to an increase last year.

Cash used for investing activities was lower by $79.6 million primarily due to the acquisition of ASG and subsequent sale of TBMC both in the first nine months of 2011. The aggregate purchase price for ASG was $156.6 million in cash. In addition, we sold TBMC during the third quarter of 2011 for $55.4 million. See Note 3 of the condensed consolidated financial statements for more information about the ASG acquisition and disposition of TBMC.  Purchases of property and equipment were higher in the first nine months of 2012, as compared to the same period in 2011, primarily due to remodeling our Famous Footwear stores. In addition, during the third quarter of 2012 we acquired a tradename for $5.0 million. We expect purchases of property and equipment and capitalized software of approximately $63 million to $65 million in 2012, primarily related to remodeled and new stores and general infrastructure.

Cash used for financing activities was higher by $132.9 million primarily due to repayments, net of borrowings, under our revolving credit agreement in the first nine months of both 2012 and 2011 reflecting our strong operating cash flows during 2012 and the refinancing of our senior notes, partially offset by the acquisition of treasury stock in the first nine months of 2011.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 27, 2012	October 29, 2011	January 28, 2012
Working capital ($ millions) (1)	$ 310.0	$ 273.2	$ 290.6

Current ratio (2)	1.70:1	1.50:1	1.55:1

Debt-to-capital ratio (3)	41.7%	50.1%	49.1%
(1)Working capital has been computed as total current assets less total current liabilities.
(2)The current ratio has been computed by dividing total current assets by total current liabilities.

(3)The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at October 27, 2012, was $310.0 million, which is $19.4 million higher than at January 28, 2012 and $36.8 million higher than at October 29, 2011. Our current ratio increased to 1.70 to 1 as of October 27, 2012 compared to 1.55 to 1 at January 28, 2012 and increased compared to 1.50 to 1 at October 29, 2011. The increase compared to January 28, 2012 was primarily attributable to lower borrowings under our revolving credit agreement, partially offset by decreases in inventories, prepaid and other current assets and accounts receivable, and an increase in accrued expenses. The increase compared to October 29, 2011 was primarily attributable to lower borrowings under our revolving credit agreement, partially offset by lower inventories and accounts receivable and higher accrued expenses and trade accounts payable. Our debt-to-capital ratio was 41.7% as of October 27, 2012, compared to 49.1% as of January 28, 2012 and 50.1% as of October 29, 2011. The decrease in our debt-to-capital ratio from January 28, 2012 and October 29, 2011, is primarily due to lower borrowings under our revolving credit agreement.

At October 27, 2012, we had $40.9 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

We paid dividends of $0.07 per share in both the third quarter of 2012 and the third quarter of last year. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

OFF BALANCE SHEET ARRANGEMENTS

At October 27, 2012, we were contingently liable for remaining lease commitments of approximately $0.2 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of October  27, 2012, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended October 27, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2012:

3
Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

July 29, 2012 – August 25, 2012	–		$–		–	2,500,000

August 26, 2012 – September 29, 2012	13,960	(2)	15.59	(2)	–	2,500,000

September 30, 2012 – October 27, 2012	8,305	(2)	16.12	(2)	–	2,500,000

Total	22,265	(2)	$15.79	(2)	–	2,500,000

(1)

On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the third quarter of 2012; therefore, there were 2.5 million shares authorized to be purchased under the program as of October 27, 2012. Our repurchases of common stock are limited under our debt agreements.

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

BROWN SHOE COMPANY, INC.

Date: November 30, 2012	/s/ Russell C. Hammer
Russell C. Hammer Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer