Form 10-K
period 2013-02-02
BROWN SHOE CO INC
filed 2013-04-02
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of July 27, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately  $570.9 million.

As of March 1, 2013,  42,930,966 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2013.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Brown Shoe Company” refers to Brown Shoe Company, Inc. and its subsidiaries.

Information in this Form 10-K is current as of April 2, 2013, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

In this report, and from time to time throughout the year, we share our expectations for our company’s future performance. These forward-looking statements include statements about our business plans; the potential development, regulatory approval and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

Our forward-looking statements represent our estimates and expectations at the time that we make them. However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so. In the interests of our investors, and in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Part I. Item 1A. Risk Factors below explain some of the important reasons that actual results may be materially different from those that we anticipate.

PART I

ITEM 1	BUSINESS

Brown Shoe Company, Inc., founded in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler. Current activities include the operation of retail shoe stores and e-commerce websites as well as the design, sourcing and marketing of footwear for women and men. Our mission is to inspire people to feel good and live better...feet first! We are a global footwear company with annual net sales of $2.6 billion that puts consumers and their needs first, by targeting family, healthy living and contemporary fashion platforms. Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and Christmas and Easter holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Our 2012 fiscal year included 53 weeks, while both our 2011 and 2010 fiscal years had only 52 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons.

During 2012, categories of our consolidated net sales were approximately 62% women’s footwear, 24% men’s footwear, 10% children’s footwear and 4% accessories. This composition has remained relatively constant over the past few years. Approximately 67% of 2012 footwear sales represented retail sales, including sales through our e-commerce websites, compared to 66% in 2011 and 70% in 2010, and the remaining 33%, 34% and 30% in the respective years represented wholesale sales. See Note 7 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

We had approximately 14,100 full-time and part-time employees as of February 2, 2013. In the United States, there are no employees subject to union contracts.  In Canada, we employ approximately 20 warehousing employees under a union contract, which expires in October 2013.

RETAIL OPERATIONS

Our retail operations at February 2, 2013, included 1,277 retail shoe stores in the United States, Canada, China and Guam. The number of our retail footwear stores at the end of each of the last three fiscal years was as follows:

	2012	2011	2010
Famous Footwear	1,055	1,089	1,110
Specialty Retail	222	234	259
Total	1,277	1,323	1,369

During 2012, Famous Footwear opened 55 stores and closed 89 stores. During 2012, Specialty Retail opened 29 stores and closed 41 stores.

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

Famous Footwear

Our family platform includes Famous Footwear, which is one of America’s leading family branded footwear retailers based on 1,055 stores at the end of 2012, net sales of $1.5 billion in 2012 and published information on our direct competitors. Our target consumers are women who buy brand-name fashionable shoes at a value for themselves and their families. In addition to our retail footwear stores, we operate Famous.com. Our omni-channel strategy provides our customer numerous shopping experiences, access to a wider range of products and a variety of delivery options.

Famous Footwear stores feature a wide selection of brand-name, athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, Converse, adidas, DC, LifeStride, Reebok, Sperry, Asics, Puma, Dr. Scholl’s Shoes, Vans, BOC by Born, Sof Sole, Fergalicious and Bearpaw. We work closely with our vendors to provide our consumers with fresh product and, in some cases, product exclusively designed for and available only in our stores. Famous Footwear’s average retail price is approximately $39 for footwear with retail price points typically ranging from $22 for shoes up to $120 for boots.

Famous Footwear sells various Brown Shoe Company owned and licensed products. Such products are sold to Famous Footwear by our Wholesale Operations segment at a profit and represent approximately 14% of Famous Footwear net sales.

Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in all 50 states and Guam. The breakdown by venue is as follows at the end of each of the last three fiscal years:

	2012	2011	2010
Strip centers	726	744	762
Outlet malls	167	169	174
Regional malls	162	176	174
Total	1,055	1,089	1,110

Stores open at the end of 2012 and 2011 averaged approximately 6,800 and 6,900 square feet, respectively. Total square footage at the end of 2012 decreased 3.7% to 7.2 million square feet compared to 7.5 million at the end of 2011. We expect to open approximately 55 new stores and close approximately 60 stores in 2013. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores or the division as a whole. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

Sales per square foot were $199 in 2012, which was up from $186 in 2011. Same-store sales increased 4.5% during 2012, on a 52-week basis. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores, and closed stores are excluded from the calculation. Sales change from new and closed stores, net, reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation. E-commerce sales for those e-commerce websites that function as an extension of a retail chain are included in the same-store sales calculation.

Famous Footwear relies on merchandise allocation systems and processes that use allocation criteria, consumer segmentation and inventory data in an effort to ensure stores are adequately stocked with products and to differentiate the needs of each store based on location, consumer segmentation and other factors. Famous Footwear’s distribution systems allow for merchandise to be delivered to each store weekly, or on a more frequent basis, as needed. Famous Footwear also utilizes regional third-party pooled distribution sites across the country. Famous Footwear’s in-store point-of-sale systems provide detailed sales transaction data to our corporate office for daily update and analysis in the perpetual inventory and merchandise allocation systems. Certain of these systems also are used for training employees and communication between the stores and corporate office.

Famous Footwear’s marketing programs include national television, print, digital marketing and social networking, in-store advertisements and radio, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with consumers. We believe the success of our campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns. In 2012, we spent approximately $55.9 million to advertise and market Famous Footwear to our target consumer, a portion of which was recovered from suppliers. Famous Footwear has a robust loyalty program (“Rewards”), which informs and rewards frequent consumers with product previews, earned incentives based upon purchase continuity and other periodic promotional offers. In 2012,  approximately 66% of our Famous Footwear net sales were generated by our Rewards members. During the year, we expanded our efforts to connect with and engage our customers to build a strong brand preference for Famous Footwear through our loyalty program. In 2013, we will continue to seek new and expand existing channels for consumers to connect with Famous Footwear (beyond email, Facebook, Twitter, YouTube and proprietary mobile applications) to drive our fans from the digital world into profitable and loyal consumers in our omni-channel selling environments.

Specialty Retail

Our Specialty Retail segment, composed of 222 stores as of February 2, 2013, includes the following retail concepts, Shoes.com and our other e-commerce businesses, with the exception of Famous.com, which is included in the Famous Footwear segment.

Naturalizer

Naturalizer retail stores are a showcase for our Naturalizer brand of women’s shoes. These stores are designed and merchandised to appeal to the Naturalizer consumer, who is style and comfort conscious and seeks quality and value in her footwear selections. The Naturalizer stores offer a selection of women’s footwear styles, including casual, dress, sandals and boots, primarily under the Naturalizer brand. Retail price points typically range from $69 for shoes to $199 for boots. The majority of products sold in our retail stores are purchased from our Wholesale Operations segment at a customary gross profit rate.

At the end of 2012, we operated 100 Naturalizer stores in the United States (including a store in Guam) and 90 Naturalizer stores in Canada. Of the total 190 stores, approximately 55% are located in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. The other 45% of stores are located in outlet malls and average approximately 2,400 square feet in size. Total square footage at the end of 2012 was 332,000 compared to 335,000 in 2011. In 2012, we closed 20 stores in the United

States and Canada, primarily in regional malls and we opened 13 stores, primarily in outlet malls. We expect to open 10 stores and close 25 stores in 2013.

At the end of 2012, through our majority-owned subsidiary, B&H Footwear Company Limited (“B&H Footwear”), we also operated 26 stores in several of China’s largest cities. We expect to open five stores in China in 2013. In addition, our joint venture partner, Hongguo International Holdings Limited (“Hongguo”), operated 79 stores at the end of 2012 and expects to add approximately 22 stores in 2013. Naturalizer footwear is distributed through these stores operated by B&H Footwear and Hongguo. See Note 16 to the consolidated financial statements for additional information about B&H Footwear.

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

In connection with our omni-channel approach to reach consumers, we also operate Famous.com (included in our Famous Footwear segment), Naturalizer.com, Naturalizer.ca and DrSchollsShoes.com, which offer substantially the same product selection to consumers as sold in their respective retail stores, except Famous.com which offers an expanded assortment as a result of the vendor drop ship program. Additional websites such as ViaSpiga.com, LifeStride.com and Ryka.com function as retail outlets for the online consumer and serve as additional brand-building vehicles for us.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

Other Store Concepts

At the end of 2012, our Specialty Retail segment also included a total of six retail stores operated under the Dr. Scholl’s Shoes and Sam Edelman names. During 2013, we plan on opening one Sam Edelman store.

WHOLESALE OPERATIONS

Our Wholesale Operations segment designs, sources and markets branded footwear for women and men at a variety of price points. Certain of our branded footwear products are developed pursuant to licensing agreements. We also receive royalty revenues for licensing owned brands to third-parties. Our footwear is distributed to over 3,000 retailers, including national chains, department stores, independent retailers, mass merchandisers, online retailers and catalogs throughout the United States and Canada as well as approximately 60 other countries (including sales to our retail segments). The most significant wholesale customers include many of the nation’s largest retailers: national chains such as DSW, TJX Corporation (including TJ Maxx and Marshalls), Kohl’s and Ross Stores; department stores such as Macy’s, Nordstrom, Bon-Ton, Belk and Dillard’s; and mass merchandisers such as Wal-Mart and Target; and online retailers, such as Zappos.com, Amazon.com, Piperlime.com and Famous.com. We also sell product to a variety of international retail customers and distributors. The loss of any one or more of our significant customers could have a material negative impact on our Wholesale Operations and the Company.

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

In 2012, our Wholesale Operations segment sold approximately 56 million pairs of shoes. We sell footwear to wholesale customers on both a landed and first-cost basis. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. Landed sales generally carry a higher profit rate than first-cost sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Many of these customers then import this product into the United States. To allow for the prompt shipment on reorders, we carry inventories of certain high-volume styles.

Marketing

We continue to build on the recognition of our wholesale brands to create differentiation and consumer loyalty. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail partners. In 2012, we spent approximately $21.5 million in advertising and marketing support, including public relations, tradeshows, consumer media advertising, production, cooperative advertising, advertising agencies and digital advertising with our wholesale customers. The marketing teams are also responsible for driving the development of branding and content for our brand websites. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers. In 2012, the marketing teams were instrumental in the development and execution of new product launches, including target consumer identification, branding, positioning and marketing to both the consumer and trade audiences. We intend to continue the growth of our social media presence as we believe increasing our focus on social media will help drive us into the next generation of marketing, allowing us to connect even more intimately with consumers.

Portfolio of Brands

Wholesale Operations offers retailers a portfolio of leading brands from our healthy living and contemporary fashion platforms. The following is a listing of our principal brands and licensed products:

Healthy Living

Naturalizer:  Introduced in 1927, Naturalizer has become a global family of comfort lifestyle footwear brands meeting the needs of women across the marketplace with uncompromising comfort, fit and style. Our flagship Naturalizer brand is sold primarily at Naturalizer retail stores, national chains, department stores, online retailers, catalog retailers and independent retailers. The brand is distributed in 60 countries around the world. Suggested retail price points range from $69 for shoes to $199 for boots. Naturalizer held the No. 2 market share position in the moderate zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2012, according to The NPD Group/Retail Tracking Service. Natural Soul by Naturalizer provides women with uncompromising value and is sold primarily in national chains, our Naturalizer outlet stores and Famous Footwear retail stores. The brand held the No. 6 market share position in the moderate zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2012, according to The NPD Group/Retail Tracking Service. Suggested retail price points range from $69 for shoes to $109 for boots.

Dr. Scholl’s Shoes:   Dr. Scholl’s Shoes is an authentic brand of innovative footwear designed with uncomplicated, playful style for a healthier life. Dr. Scholl’s Shoes delivers proprietary comfort technology across all distribution tiers. Dr. Scholl’s Shoes crafts unique styles that offer men and women the freedom to live active lives of discovery and play with ease; inspires them with designs that express their youthful spirit; and champions an optimistic lifestyle of relaxed confidence and spontaneity. This footwear reaches consumers at a wide range of distribution channels: mass merchandisers, national chains, on-line and catalogs, specialty and independent retailers and department stores and our Famous Footwear retail stores. Suggested price points range from $25 to $150. Dr. Scholl’s Shoes held the No. 8 market share position in the comfort zone within the women’s fashion footwear category across NPD tracked point-of-sale channels (defined as department stores, national chains, athletic specialty/sporting goods and shoe chains) at the end of 2012, according to The NPD Group/Retail Tracking Service. We have a long-term license agreement with MSD Consumer Care, Inc. (formerly Schering-Plough Healthcare Products, Inc.) to sell Dr. Scholl’s Shoes, which is renewable through 2026 for the United States and Canada and 2014 for Latin America.

LifeStride:  For more than 70 years, LifeStride has created quality footwear for women who value style and comfort. Offering work-to-weekend styles, LifeStride is both versatile and comfortable for all-day wear. LifeStride’s rich history and attention to comfort create delight at first sight with trend-right styling, feminine, details and great value. With the introduction of SoftSystem® comfort technology, LifeStride offers comfortable, work-to-weekend footwear that dresses up or down at the right value.  The brand is sold in department stores, national chains, on-line and our Famous Footwear retail stores. Suggested retail price points range from $50 to $100. LifeStride ranked No. 3 in market share position in the moderate zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2012, according to The NPD Group/Retail Tracking Service.

Avia:  Avia is a sports enthusiast and fitness brand offering shoes for serious and recreational athletes. The brand is primarily distributed through national chains, mass merchandisers and our Famous Footwear retail stores at retail price points from $50 to $110. The brand held the No. 15 market share position in the athletic zone within the women’s footwear category across NPD tracked point-of-sale channels at the end of 2012, according to The NPD Group/Retail Tracking Service.

Ryka:  Ryka is a women’s performance lifestyle brand focused on fitness. Ryka is managed, designed and solely dedicated to creating women’s performance footwear. The brand is distributed through department stores, specialty retailers and our Famous Footwear retail stores at retail price points from $45 to $85.

Nevados:  Nevados is focused on satisfying the needs of men and women outdoor enthusiasts. The brand is primarily distributed through national chains and mass merchandisers at retail price points from $35 to $90.

Contemporary Fashion

Sam Edelman:  Sam captures the imagination of women with on trend styling and unique materials. In 2012, the brand opened its flagship store in New York City. The brand is sold primarily through department stores and independent retailers at suggested retail price points starting at $65 for sandals, $90 for flats, $100 for heels and $200 for boots. Sam Edelman held the No. 6 market share position in the bridge/designer zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2012, according to The NPD Group/Retail Tracking Service. Sam Edelman was named brand of the year by Footwear News.

Franco Sarto:  The Franco Sarto brand has a loyal, career-focused consumer who is passionate about the brand’s modern Italian-inspired style, fit and quality. The brand is sold in major national chains, department stores and independent retailers at suggested retail price points from $79 for shoes to $225 for boots. Franco Sarto ranked No. 5 in market share position in the better zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2012, according to The NPD Group/Retail Tracking Service.  We have a license agreement with Fashion Shoe Licensing LLC to sell Franco Sarto footwear that expires in 2019.

Via Spiga:  Via Spiga provides chic, sophisticated footwear for the cosmopolitan woman who wants to make a fashion statement every day. The brand is primarily sold in the bridge/designer zone in premier department stores and upscale boutiques. This brand sells at suggested retail price points from $50 for shoes to $398 for boots. The brand held the No. 7 market share position in the bridge/designer zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2012, according to The NPD Group/Retail Tracking Service.

Fergie and Fergalicious by Fergie:  We have created two namesake footwear lines in collaboration with entertainment superstar Fergie (Stacy Ferguson) to fully capture the multifaceted aspects of Fergie’s life as an award-winning singer, songwriter and actress. Fergie footwear portrays the artist’s confident, individual style in a line of sophisticated, sexy footwear with a glam rock influence. The brand launched in spring of 2009 and is currently being sold at better department stores, boutiques, independent retailers and online at retail price points of $60 for shoes to $200 for boots. Fergalicious by Fergie shoes have a fun, funky attitude inspired by her pop rock persona. Fergalicious by Fergie also launched in spring 2009 and is available at Famous Footwear, Famous.com and other national chains at retail price points of $40 for shoes to $100 for boots. Fergalicious held the No. 9 market share position in the moderate zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2012, according to The NPD Group/Retail Tracking Service. We have a license agreement with Krystal Ball Productions to sell Fergie/Fergalicious footwear that expires in 2014.

Carlos by Carlos Santana:  The Carlos by Carlos Santana collection of women’s footwear is sold at major department stores, national chains and our Famous Footwear stores. Marketed under a license agreement with legendary musician Carlos Santana, this brand targets trend-conscious consumers with hot, fashionable shoes inspired by the passion and energy of Santana’s music. Suggested retail price points range from $89 for shoes to $225 for boots. Carlos by Carlos Santana holds the No. 16 market share position in the better zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2012, according to NPD Group. We have a license from Santana Tesoro, LLC to sell Carlos by Carlos Santana footwear that expires in 2014 with extension options through 2020.

Vera Wang:  The Vera Wang shoe collection interprets Vera’s strong,  edgy attitude and offers the consumer unique product for her contemporary, fashion-savvy lifestyle. The brand is sold in the designer section in premier department stores at retail prices ranging from $150 for shoes to $550 for boots. We have a license agreement with Vera Wang Licensing LLC to sell Vera Wang footwear that expires in 2013, with an extension option through 2016.

Vince:  The Vince shoe collection launched in the fall of 2012 at premier department stores and upscale boutiques. Vince delivers contemporary casual footwear that a sophisticated, modern woman wears effortlessly, serving as a functional luxury basic for all her lifestyle needs. Suggested price points range from $150 for shoes and $595 for boots. We have a license agreement with Kellwood Company to sell Vince footwear that expires in 2015, with an extension option through 2020.

Products sold under license agreements accounted for Wholesale Operations’ net sales of approximately 47% in 2012,  37% in 2011 and 44% in 2010. Brown Shoe Company also receives royalty revenues for licensing owned brands, including brands listed above, to third-parties.

Portfolio Realignment

During 2012, we substantially completed our portfolio realignment initiatives that began in 2011. These portfolio realignment initiatives included selling The Basketball Marketing Company, Inc. (“TBMC”) (markets and sells footwear bearing the AND 1 brand name, which was acquired with American Sporting Goods Corporation (“ASG”)); exiting certain women’s specialty and private label brands;

exiting the children’s wholesale business; closing two U.S. distribution centers; closing or relocating numerous underperforming or poorly aligned retail stores; closing facilities in China; and other infrastructure changes.

During 2012, we terminated our Etienne Aigner license agreement (“former license agreement”), due to a dispute with the licensor. In conjunction with the termination, the Company recognized an impairment charge of $5.8 million to reduce the remaining unamortized value of the licensed trademark intangible asset to zero. The termination of the Etienne Aigner license agreement is also considered part of our portfolio realignment initiatives.

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

Sourcing Operations

In 2012, the sourcing operations sourced approximately 52 million pairs of shoes through a global network of third-party independent footwear manufacturers. Of the approximate 52 million pairs sourced in 2012, our owned and operated factories in central China produced approximately six million pairs for our Avia,  Ryka, Dr. Scholl’s Shoes and Naturalizer brands. This structure enables us to source footwear at various price levels from key shoe manufacturing regions of the world. The majority of our footwear sourced is provided by approximately 55 manufacturers operating approximately 80 manufacturing facilities.

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

In 2012, approximately 97% of the footwear we sourced was from manufacturing facilities in China. The following table provides an overview of our foreign sourcing in 2012:

Country	Millions of Pairs
China	50.6
All other	1.8
Total	52.4

Product Development Operations

In our Dongguan, Putian and JiangXi, China offices, we operate a total of four sample-making facilities with unique and diverse capabilities. By operating these facilities, we have greater control over our product development, in terms of accuracy, execution and time to market.

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

Backlog

At February 2, 2013, our Wholesale Operations segment had a backlog of unfilled orders of approximately $302.0 million compared to $296.8 million on January 28, 2012. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and capacity shifts in China.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2013 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	57	President and Chief Executive Officer
Richard M. Ausick	59	Division President – Retail
Daniel R. Friedman	52	Division President – Global Supply Chain
Russell C. Hammer	56	Senior Vice President and Chief Financial Officer
Douglas W. Koch	61	Senior Vice President and Chief Talent and Strategy Officer
John R. Mazurk	59	Division President – Healthy Living Brands
Michael I. Oberlander	44	Senior Vice President, General Counsel and Corporate Secretary
John W. Schmidt	52	Division President – Contemporary Fashion Brands
Mark A. Schmitt	49	Senior Vice President and Chief Information Officer

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

Daniel R. Friedman, Division President – Global Supply Chain since January 2010. Senior Vice President, Product Development and Sourcing from July 2006 to January 2010. Managing Director at Camuto Group, Inc. from 2002 to July 2006.

Russell C. Hammer, Senior Vice President and Chief Financial Officer since June 2012. Chief Financial Officer of Orbitz from January 2011 to June 2012. Chief Financial Officer of Crocs from January 2008 to December 2010.

Douglas W. Koch, Senior Vice President and Chief Talent and Strategy Officer since January 2011. Senior Vice President and Chief Talent Officer from May 2005 to January 2011. Senior Vice President, Human Resources from March 2002 to May 2005.

John R. Mazurk, Division President – Healthy Living Brands since May 2012. Senior Vice President, Consumer and Retail Business Development from January 2010 to May 2012. Senior Vice President and General Manager, Naturalizer from 2008 to 2010. Senior Vice President Specialty Retail from 2004 to 2008, and Senior Vice President, Stores for Famous Footwear from 2002 to 2004.

Michael I. Oberlander, Senior Vice President, General Counsel and Corporate Secretary since March 2006. Vice President, General Counsel and Corporate Secretary from July 2001 to March 2006. Vice President and General Counsel from September 2000 to July 2001.

John W. Schmidt, Division President – Contemporary Fashion Brands since January 2011. Senior Vice President, Better and Image Brands from January 2010 to January 2011. Senior Vice President and General Manager, Better and Image Brands from March 2008 until January 2010. Various positions, including Vice President, President, Group President of Wholesale Footwear for Nine West Group from September 1998 to February 2008.

Mark A. Schmitt, Senior Vice President and Chief Information Officer since January 2012. Senior Director of Management Information Systems for Express Scripts from 2010 through 2011. Various management information systems positions including Group Director with Anheuser-Busch InBev from 1996 to 2009.

ITEM 1A	RISK FACTORS

Economic conditions have adversely impacted, and may continue to adversely impact, consumer demand for our products.

Over the last several years, worldwide economic conditions deteriorated in many countries and regions, including the United States. Despite some positive trends throughout 2012, business conditions may remain uncertain for the foreseeable future due in part to cautious consumer spending. Consumer confidence and spending are strongly influenced by general economic conditions, including U.S. fiscal policy, changing tax and regulatory environment, interest rates, inflation, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, gasoline prices, real estate values, foreclosure rates, unemployment trends and the economic consequences of military action or terrorist activities. Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. Negative trends in economic conditions also drive up the cost of our products, which may require us to increase the price of our products. These increases in our product costs, and possibly prices, may not be offset by comparable increases in consumer disposable income. As a result, our customers may choose to purchase fewer of our products or purchase the lower-priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.

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

We rely on foreign sourcing for our footwear products primarily through third-party manufacturing facilities located in China. At times, we are the exclusive customer of these third-party manufacturing facilities. As is common in the industry, we do not have any long-term contracts with our third-party foreign manufacturers. Foreign sourcing is subject to numerous risks, including trade relations, disease outbreaks, work stoppages, transportation delays, political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict and changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act and climate change legislation).  At the same time, potential changes in Chinese manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

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

Our wholesale customers include national chains, department stores, independent retailers, mass merchandisers, online retailers and catalogs. Several of our customers operate multiple department store divisions. Furthermore, we often sell multiple types of licensed, branded and private-label footwear to these same national chains, department stores, independent retailers, mass merchandisers, online retailers and catalogs. While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by a significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

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

Our computer network and systems are essential to all aspects of our operations, including design, pricing, production, forecasting, ordering, manufacturing, transportation, sales and distribution. Our ability to manage and maintain our inventory and to deliver products in a timely manner depends on these systems. If any of these systems fails to operate as expected, we experience problems with transitioning to upgraded or replacement systems, a breach in security occurs or a natural disaster interrupts system functions, we may experience delays in product fulfillment and reduced efficiency in our operations or be required to expend significant capital to correct the problem, which may have an adverse effect on our results of operations and financial condition.

A disruption in the effective functioning of our distribution centers could adversely affect our ability to deliver inventory on a timely basis.

We currently utilize several distribution centers, which are leased or third-party managed. These distribution centers serve as the source of replenishment of inventory for our footwear stores operated by our Famous Footwear and Specialty Retail segments and serve our Wholesale Operations segment. We may be unable to successfully manage, negotiate or renew our third-party distribution center agreements, or we may experience complications with respect to our distribution centers, such as substantial damage to or destruction of such facilities due to natural disasters or ineffective information technology systems. In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis. While we maintain business interruption insurance, it may not adequately protect us from adverse effects caused by significant disruptions in our distribution centers.

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

We operate manufacturing facilities in China. These manufacturing facilities are subject to many of the same risks as our third-party foreign sourcing arrangements, described above, but we may be more directly impacted by any negative developments in China with respect to our manufacturing facilities. Our operations in China and, consequently, our ability to deliver products on time and on terms satisfactory to us may be subject to risks such as the following:

•	inflation or changes in political and economic conditions;
•	unstable regulatory environments;
•	changes in import and export duties;
•	not maintaining appropriate capacity;
•	domestic and foreign customs and tariffs;
•	potentially adverse tax consequences;
•	trade restrictions;
•	possible expropriation and nationalization;
•	restrictions on the transfer of funds into or out of China;
•	natural disasters;
•	labor unrest and/or shortages; and
•	logistical and communications challenges.

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

We routinely possess sensitive consumer and associate information as well as provide certain customer and employee data to third-parties for analysis, benefit distribution or compliance purposes. We have taken reasonable and appropriate steps to protect that information. However, hackers and data thieves operate sophisticated, large scale attacks that could result in a breach of our security. In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data. Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

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

Licenses – Company as Licensee

Although we own many of our wholesale brands, we also rely on our ability to attract, retain and maintain good relationships with licensors that have strong, well-recognized brands and trademarks. Our license agreements are generally for an initial term of two to four years, subject to renewal, and there can be no assurance that we will be able to renew these licenses. Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and the failure to meet such levels may result in the termination or non-renewal of such licenses. Furthermore, many of our license agreements require minimum royalty payments, and if we are unable to generate sufficient sales and profitability to cover these minimum royalty requirements, we may be required to make additional payments to the licensors that could have a material adverse effect on our business and results of operations. In addition, because certain of our license agreements are non-exclusive, new or existing competitors may obtain licenses with overlapping product or geographic terms, resulting in increased competition for a particular market.

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

•	Our wholesale customers set the delivery schedule for shipments of our products, which could cause shifts of sales between quarters.
•	Our estimated annual tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter.
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

Comprehensive health care reform legislation provisions have become effective which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on healthy insurers and health care benefits. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we conduct business.

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2	PROPERTIES

We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail footwear operations are conducted throughout the United States, Canada, China and Guam and involve the operation of 1,277 shoe stores, including 90 in Canada and 26 in China. All store locations are leased, with approximately 56% of them having renewal options. Famous Footwear operates a leased 800,000 square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee, and a leased 380,000 square-foot distribution center, including a mezzanine level, in Bakersfield, California. We also operate an owned 150,000 square-foot distribution facility in Perth, Ontario.

Our Wholesale Operations segment utilizes leased office space in New York, New York, where we also maintain showrooms for our wholesale brands, and leased office space located in Irvine, California (“Los Angeles”). Our Canada wholesale division operates from an owned building in Perth, Ontario and from leased office space in Laval, Quebec. We also lease office space in China, Hong Kong, Macau and Italy, four sample-making facilities in Dongguan, Putian and JiangXi, China and we lease two manufacturing facilities in JiangXi, China. The footwear sold through our domestic Wholesale Operations is processed through one of two main distribution centers: a  third-party facility in Chino, California and a 320,000 square-foot leased facility in Fontana, California. During 2012, we began to close our owned Sikeston, Missouri, distribution center, which has 720,000 square feet, including mezzanine levels.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “BWS.” As of February 2, 2013, we had approximately 3,250 shareholders of record. The following table sets forth for each fiscal quarter during 2012 and 2011 the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share.

	2012			2011
	Low	High	Dividends Paid	Low	High	Dividends Paid
1st Quarter	$8.49	$11.30	$ 0.07	$10.39	$15.77	$ 0.07
2nd Quarter	8.28	14.24	0.07	8.85	12.79	0.07
3rd Quarter	13.22	16.88	0.07	5.85	10.31	0.07
4th Quarter	14.76	19.64	0.07	7.51	9.72	0.07

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

Issuer Purchases of Equity Securities

The following table represents issuer purchases of equity securities.

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 28, 2012 – November 24, 2012	658	(2)	$16.11	–	2,500,000

November 25, 2012 – December 29, 2012	7,456	(2)	18.54	–	2,500,000

December 30, 2012 – February 2, 2013	533	(2)	17.54	–	2,500,000

Total	8,647	(2)	$18.29	–	2,500,000

(1)On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased during 2012; therefore, there were 2.5 million shares authorized to be purchased under the program as of February 2, 2013. Repurchases of common stock are limited under our debt agreements.

(2)Reflects shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

Stock Performance Graph

The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P© SmallCap 600 Stock Index and (ii) a peer group of companies believed to be engaged in similar businesses. Our peer group consists of Genesco, Inc., Shoe Carnival, Inc., DSW, Inc., Skechers U.S.A., Inc., Steven Madden, Ltd. and Wolverine World Wide, Inc. In October 2012, Collective Brands, Inc. (formerly included in peer group) was acquired by Wolverine World Wide, Inc. The results of Collective Brands, Inc. are included within the graph through the date of acquisition.

Our fiscal year ends on the Saturday nearest to each January 31; accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at February 2, 2008. The graph also assumes that all dividends were reinvested and that investments were held through February 2, 2013. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Brown Shoe Company, Inc., the S&P Smallcap 600 Index, and a Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
2/2/08
1/31/09
1/30/10
1/29/11
1/28/12
2/2/13
Brown Shoe Company, Inc.
S&P Smallcap 600
Peer Group

*$100 invested on 2/2/08 in stock or 1/31/08 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013
Brown Shoe Company, Inc.	$100.00	$27.81	$76.33	$80.90	$63.61	$115.00
Peer Group	100.00	63.27	87.92	115.11	123.75	142.87
S&P© SmallCap 600 Stock Index	100.00	57.62	84.98	109.88	138.68	144.54

ITEM 6	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report.

($ thousands, except per share amounts)	2012 (53 Weeks)	2011 (52 Weeks)	2010 (52 Weeks)	2009 (52 Weeks)	2008 (52 Weeks)
Operations:
Net sales	$2,598,065	$2,582,824	$2,504,091	$2,241,968	$2,276,362
Cost of goods sold	1,587,706	1,586,184	1,500,537	1,338,829	1,394,126
Gross profit	1,010,359	996,640	1,003,554	903,139	882,236
Selling and administrative expenses	918,957	937,419	922,976	859,693	851,893
Restructuring and other special charges, net	24,018	23,671	7,914	11,923	54,278
Impairment of goodwill and intangible assets(4)	5,777	–	–	–	149,150
Equity in net loss of nonconsolidated affiliate	–	–	–	–	216
Operating earnings (loss)	61,607	35,550	72,664	31,523	(173,301)
Interest expense	(23,382)	(26,141)	(19,647)	(20,195)	(17,105)
Loss on early extinguishment of debt	–	(1,003)	–	–	–
Interest income	322	644	203	374	1,800
Earnings (loss) before income taxes from continuing operations	38,547	9,050	53,220	11,702	(188,606)
Income tax (provision) benefit	(11,343)	(326)	(16,160)	(1,259)	53,793
Net earnings (loss) from continuing operations	27,204	8,724	37,060	10,443	(134,813)
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	1,701	–	–	–
Gain on sale of subsidiary, net of tax	–	13,965	–	–	–
Net earnings from discontinued operations	–	15,666	–	–	–
Net earnings (loss)	27,204	24,390	37,060	10,443	(134,813)
Net (loss) earnings attributable to noncontrolling interests	(287)	(199)	(173)	943	(1,575)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$27,491	$24,589	$37,233	$9,500	$(133,238)
Operations:
Return on net sales	1.1%	1.0%	1.5%	0.4%	(5.9)%
Return on beginning Brown Shoe Company, Inc. shareholders’ equity	6.7%	5.9%	9.3%	2.4%	(23.9)%
Return on average invested capital(1)	5.5%	2.9%	7.5%	3.6%	(17.2)%
Dividends paid	$12,011	$12,076	$12,254	$12,009	$11,855
Purchases of property and equipment	$55,801	$27,857	$30,781	$24,880	$60,417
Capitalized software	$7,928	$10,707	$24,046	$25,098	$16,327
Depreciation and amortization(2)	$57,344	$61,449	$52,517	$53,295	$56,510
Per Common Share:
Basic earnings (loss) per common share:
From continuing operations	$0.64	$0.20	$0.85	$0.22	$(3.21)
From discontinued operations	–	0.37	–	–	–
Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	0.64	0.57	0.85	0.22	(3.21)
Diluted earnings (loss) per common share:
From continuing operations	0.64	0.20	0.85	0.22	(3.21)
From discontinued operations	–	0.36	–	–	–
Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	0.64	0.56	0.85	0.22	(3.21)
Dividends paid	0.28	0.28	0.28	0.28	0.28
Ending Brown Shoe Company, Inc. shareholders’ equity	9.91	9.83	9.45	9.38	9.31
Financial Position:
Receivables, net	$125,683	$154,022	$113,937	$84,297	$84,252
Inventories, net	533,275	561,797	524,250	456,682	466,002
Working capital	303,319	290,558	296,376	294,186	279,297
Property and equipment, net	146,089	131,471	135,632	141,561	157,451
Total assets	1,171,259	1,227,476	1,148,043	1,040,150	1,026,031
Average net assets(3)	490,245	440,774	483,398	465,057	496,979
Borrowings under our revolving credit agreement	105,000	201,000	198,000	94,500	112,500
Long-term debt	198,823	198,633	150,000	150,000	150,000
Brown Shoe Company, Inc. shareholders’ equity	425,129	412,669	415,080	402,171	394,104
Average common shares outstanding – basic	40,659	41,126	42,156	41,585	41,525
Average common shares outstanding – diluted	40,794	41,668	42,487	41,649	41,525

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

(2)

Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized software, intangibles and debt issuance costs. The amortization of debt issuance costs is reflected within interest expense in our consolidated statement of earnings and totaled $2.6 million in 2012, $2.3 million in 2011, $2.2 million in 2010, $2.2 million in 2009 and $1.6 million in 2008.

(3)

Average net assets are calculated as the average of each month-end net asset balance during the year. Net assets are calculated as the sum of working capital, property and equipment, net and capitalized software, net.

(4)

During 2012, we recognized a non-cash impairment charge related to an intangible asset of $5.8 million. During 2008, we recognized non-cash impairment charges to goodwill and intangibles totaling $149.2 million.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview

We are a global footwear company, with annual net sales of $2.6 billion, that puts consumers and their needs first, by targeting family, healthy living and contemporary fashion platforms. Our mission is to inspire people to feel good and live better...feet first! We offer the consumer a powerful portfolio of footwear stores and global footwear brands. As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points. We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels. A combination of talent acquisition, thoughtful planning and rigorous execution is key to our success in optimizing our business and brand portfolio.

Retail

In our retail business, our focus is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion and athletic footwear at a great price coupled with engaging marketing programs and exclusive products. Our family platform includes Famous Footwear, which is one of America’s leading family branded footwear retailers with 1,055 stores. Our Specialty Retail segment operates 222 retail stores in the United States and Canada, primarily under the Naturalizer name, including 26 stores in China. Our Specialty Retail segment also includes Shoes.com and our other e-commerce businesses, with the exception of Famous.com, which is included in our Famous Footwear segment.

Wholesale

Our wholesale business is consumer focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns. Our healthy living and contemporary fashion platforms are comprised of the Dr. Scholl’s Shoes, Naturalizer, Sam Edelman, Franco Sarto, LifeStride, Avia, Via Spiga, Ryka, Fergie, Carlos, Vera Wang, Nevados and Vince brands. Through these brands we offer our customers a diversified portfolio, each designed and targeted to a specific consumer segment within the marketplace. We are able to showcase many of our brands in our retail stores, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products.

Financial Highlights

2012 was a year of solid performance. We continue to successfully execute and deliver, due in part to our portfolio realignment initiatives. In 2012 we hit several milestones at Famous Footwear, by achieving record-breaking sales as well as our highest annual operating profit, both on a 52-week basis. We also strengthened our balance sheet, by reducing short-term borrowings by $96.0 million and reduced our selling and administrative expenses by $18.3 million. We continued to successfully execute and deliver under our portfolio realignment initiatives.

The following is a summary of the financial highlights for 2012:

•

Consolidated net sales increased $15.3 million, or 0.6%, to $2,598.1 million in 2012, compared to $2,582.8 million last year. Net sales of our Famous Footwear segment increased $58.0 million, while we experienced decreases at our Wholesale Operations and Specialty Retail segments of $25.7 million and $17.1 million, respectively.

•	Consolidated operating earnings were $61.6 million in 2012, compared to $35.6 million last year.
•	Consolidated net earnings attributable to Brown Shoe Company, Inc. were $27.5 million, or $0.64 per diluted share, in 2012, compared to $24.6 million, or $0.56 per diluted share, last year.
•

Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Our 2012 fiscal year included 53 weeks, while both our 2011 and 2010 fiscal years had only 52 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons. The inclusion of the 53rd week resulted in an increase to net sales in our retail divisions of $21.2 million with an immaterial impact on net earnings in 2012.

The following items should be considered in evaluating the comparability of our results:

•

Portfolio realignment – Our portfolio realignment initiatives include selling The Basketball Marketing Company, Inc. (“TBMC”) (markets and sells footwear bearing the AND 1 brand name, which was acquired with American Sporting Goods Corporation (“ASG”)); exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing two U.S. distribution centers; closing or relocating numerous underperforming or poorly aligned retail stores; closing facilities in China; and other infrastructure changes. The termination of the Etienne Aigner license agreement is also considered part of the Company’s portfolio realignment initiatives. We incurred costs of $29.9 million ($19.3 million after-tax, or $0.45 per diluted share) related to our portfolio realignment initiatives during 2012. In 2011, we sold TBMC for a gain of $20.6 million ($14.0 million after-tax, or $0.32 per diluted share). Also in 2011, we incurred costs related to portfolio realignment initiatives of $19.2 million ($12.0 million after-tax, or $0.28 per diluted share). There were no corresponding charges in 2010. See Note 4 to the consolidated financial statements for additional information.

•

Incentive plans – Our selling and administrative expenses were higher by $17.6 million during 2012, compared to last year, due to higher anticipated payments under our cash and stock-based incentive plans. Our selling and administrative expenses were lower by $20.6 million during 2011, compared to 2010, due to lower anticipated payments under our cash and stock-based incentive plans.

•

Organizational change – During 2012, we incurred costs of $2.3 million ($1.4 million after-tax, or $0.03 per diluted share) related to an organizational change made at our corporate headquarters, with no corresponding costs in 2011 or 2010. See Note 4 to the consolidated financial statements for additional information related to this change.

•

ASG acquisition and integration costs – We incurred costs of $0.7 million ($0.4 million after-tax, or $0.01 per diluted share) during 2012 related to the integration of ASG. In 2011, we incurred costs related to the acquisition and integration of ASG of $6.5 million ($4.5 million after-tax, or $0.11 per diluted share) and in 2010 we incurred costs related to the acquisition of ASG of $1.1 million ($0.7 million after-tax, or $0.02 per diluted share). All of these costs were recorded within restructuring and other special charges, net. See Note 2 and Note 4 to the consolidated financial statements for additional information.

•

ERP stabilization – During 2011, our results were negatively impacted during the stabilization of our new ERP system (implemented in 2010) due to increases in allowances and customer charge backs, margin related to lost sales and incremental stabilization costs. We estimate that the impact of these items reduced earnings before income taxes by $12.8 million ($7.8 million after-tax, or $0.18 per diluted share), net of a $3.3 million recovery from a third-party service provider, in 2011.

•

Acquisition related cost of goods sold adjustment – During 2011, we incurred costs of $4.2 million ($2.5 million after-tax, or $0.05 per diluted share), associated with the impact to cost of goods sold of the inventory fair value adjustment in connection with the acquisition of ASG, with no corresponding costs during 2012 or 2010. See Note 2 to the consolidated financial statements for additional information related to these costs.

•

Loss on early extinguishment of debt – During 2011, we incurred expenses of $1.0 million ($0.6 million after-tax, or $0.02 per diluted share) to extinguish our senior notes prior to maturity in 2012. There were no corresponding charges in 2012 or 2010.

•

Information technology initiatives – We incurred expenses of $6.8 million ($4.6 million after-tax, or $0.10 per diluted share) in 2010, related to the implementation of our ERP system that replaced select internally developed and certain other third-party applications. These expenses were included in restructuring and other special charges, net. See Note 4 to the consolidated financial statements for additional information.

Our debt-to-capital ratio, as defined in the Liquidity and Capital Resources – Working Capital and Cash Flow section, decreased to 41.6% as of February 2, 2013, compared to 49.1% at January 28, 2012, primarily due to our $96.0 million decrease in borrowings under our revolving credit agreement. Our current ratio, as defined in the Liquidity and Capital Resources – Working Capital and Cash Flow section, was 1.65 to 1 at February 2, 2013, compared to 1.55 to 1 at January 28, 2012. Inventories at February 2, 2013 were $533.3 million, down from $561.8 million at January 28, 2012, primarily driven by tight inventory management across our wholesale portfolio and the impact of Wholesale Operations brands we are exiting in conjunction with our portfolio realignment initiatives.

Outlook for 2013

We’re pleased to have wrapped up a strong 2012. However, like many other peers, we continue to monitor consumer activity and reaction to changes in tax rates and other economic uncertainties. We expect same-store sales at Famous Footwear will grow in the low single digit percentage range in 2013 and that our Wholesale Operations net sales will decrease in the low to mid single digit percentage range in 2013.

Following are the consolidated results and the results by segment for 2012, 2011 and 2010:

CONSOLIDATED RESULTS
	2012		2011		2010
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,598.1	100.0%	$2,582.8	100.0%	$2,504.1	100.0%
Cost of goods sold	1,587.7	61.1%	1,586.2	61.4%	1,500.5	59.9%
Gross profit	1,010.4	38.9%	996.6	38.6%	1,003.6	40.1%
Selling and administrative expenses	919.0	35.4%	937.3	36.3%	923.0	36.9%
Restructuring and other special charges, net	24.0	0.9%	23.7	0.9%	7.9	0.3%
Impairment of intangible assets	5.8	0.2%	–	–	–	–
Operating earnings	61.6	2.4%	35.6	1.4%	72.7	2.9%
Interest expense	(23.4)	(0.9)%	(26.1)	(1.0)%	(19.7)	(0.8)%
Loss on early extinguishment of debt	–	–	(1.0)	(0.0)%	–	–
Interest income	0.3	0.0%	0.6	0.0%	0.2	0.0%
Earnings before income taxes from continuing operations	38.5	1.5%	9.1	0.4%	53.2	2.1%
Income tax provision	(11.3)	(0.4)%	(0.4)	(0.1)%	(16.1)	(0.6)%
Net earnings from continuing operations	27.2	1.1%	8.7	0.3%	37.1	1.5%
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	–	1.7	0.1%	–	–
Gain on sale of subsidiary, net of tax	–	–	14.0	0.5%	–	–
Net earnings from discontinued operations	–	–	15.7	0.6%	–	–
Net earnings	27.2	1.1%	24.4	0.9%	37.1	1.5%
Net loss attributable to noncontrolling interests	(0.3)	(0.0)%	(0.2)	(0.1)%	(0.1)	(0.0)%
Net earnings attributable to Brown Shoe Company, Inc.	$27.5	1.1%	$24.6	1.0%	$37.2	1.5%

Net Sales

Net sales increased $15.3 million, or 0.6%, to $2,598.1 million in 2012, compared to $2,582.8 million last year. Famous Footwear experienced an increase in net sales during 2012 as compared to last year, partially offset by decreases in Wholesale Operations and Specialty Retail net sales during 2012. Our Famous Footwear segment reported a $58.0 million increase in net sales, reflecting a 4.5% same-store sales increase, on a 52-week basis. Our Wholesale Operations segment reported a $25.7 million, or 3.0%, decrease in net sales, primarily attributable to brands that we are exiting in conjunction with our portfolio realignment initiatives. The net sales of our Specialty Retail segment decreased $17.1 million, primarily due to a lower store count and lower net sales at Shoes.com, partially offset by a same-store sales increase of 0.6%.

Net sales increased $78.7 million, or 3.1%, to $2.6 billion in 2011, compared to $2.5 billion in 2010. Wholesale Operations experienced an increase in net sales during 2011 as compared to 2010, partially offset by decreases in Famous Footwear and Specialty Retail net sales during 2011. Our Wholesale Operations segment reported a $116.5 million, or 15.4%, increase in net sales (excluding $19.7 million of net sales attributable to TBMC that are reflected in net earnings from discontinued operations), primarily as a result of the acquisition of ASG during 2011, which contributed $135.5 million in net sales. Our Famous Footwear segment reported a $30.2 million decrease in net sales, reflecting a 1.2% same-store sales decrease and a lower store count. The net sales of our Specialty Retail segment decreased $7.6 million, primarily due to a decrease in store count, partially offset by a same-store sales increase of 1.7%.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores, and closed stores are excluded from the calculation. Sales change from new and closed stores, net, reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation. E-commerce sales for those e-commerce websites that function as an extension of a retail chain are included in the same-store sales calculation.

Gross Profit

Gross profit increased $13.8 million, or 1.4%, to $1,010.4 million in 2012, compared to $996.6 million last year resulting from higher gross profit rates at our Famous Footwear and Specialty Retail segments. As a percent of net sales, our gross profit rate increased to 38.9% in 2012, from 38.6% last year. The increase in gross profit rate was primarily due to lower inventory markdowns at our Famous Footwear segment. Our Specialty Retail segment experienced a higher gross profit rate driven by an increased sales mix of higher-margin footwear. Our Wholesale Operations gross profit rate decreased due to higher inventory markdowns and customer allowances. Retail and wholesale net sales were 67.5% and 32.5%, respectively, in 2012 compared to 66.3% and 33.7% in 2011. Gross profit rates in our retail businesses are higher than in wholesale.

Gross profit decreased $7.0 million, or 0.7%, to $996.6 million in 2011, compared to $1.0 billion in 2010 resulting from a lower gross profit rate at our Famous Footwear and Specialty Retail segments. As a percent of net sales, our gross profit rate decreased to 38.6% in 2011, from 40.1% in 2010. The decrease in gross profit rate was primarily due to Famous Footwear’s lower toning footwear sales and increased promotional activity. Our Specialty Retail segment experienced a lower gross profit rate due to lower sales of high-margin products, such as toning footwear and boots in 2011 as compared to 2010. Our Wholesale Operations gross profit rate was flat as compared to 2010. While our Wholesale Operations segment benefited from the acquisition of ASG in 2011, the segment also experienced higher product costs and inventory markdowns in 2011. Gross profit rate at our Wholesale Operations segment was also negatively impacted by the stabilization of our ERP system, including higher customer allowances, chargebacks and air freight charges (estimated to be $11.9 million), the impact to cost of goods sold of the inventory fair value adjustment in connection with the acquisition of ASG ($4.2 million) and other cost of goods sold adjustments associated with our portfolio realignment ($1.6 million). Retail and wholesale net sales were 66.3% and 33.7%, respectively, in 2011 compared to 69.9% and 30.1% in 2010.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses rates, as a percent of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $18.3 million, or 2.0%, to $919.0 million in 2012 compared to $937.3 million last year and increased $14.3 million, or 1.6%, in 2011 compared to $923.0 million in 2010.

Selling and administrative expenses decreased $18.3 million in 2012 compared to last year primarily due to our portfolio realignment actions, partially offset by new store and other investments, higher cash and stock-based incentive costs and the impact of a 53rd week in fiscal 2012. As a percent of net sales, selling and administrative expenses decreased to 35.4% in 2012 from 36.3% last year.

Selling and administrative expenses increased $14.3 million in 2011 compared to 2010 primarily due to the inclusion of ASG’s selling and administrative expenses ($41.2 million) and higher information systems related costs associated with our new ERP platform. We also experienced higher selling and merchandising costs, partially offset by lower incentive plan costs due to lower expected payouts under both cash and stock-based plans ($20.6 million). As a percent of net sales, selling and administrative expenses decreased to 36.3% in 2011 from 36.9% in 2010.

Restructuring and Other Special Charges, Net

Restructuring and other special charges, net, increased $0.3 million to $24.0 million during 2012, compared to $23.7 million last year as a result of the following items (see Note 4 to the consolidated financial statements for additional information related to these charges and recoveries):

•	Portfolio realignment – We incurred charges of $21.0 million in 2012 as compared to $17.2 million during 2011 related to our portfolio realignment initiatives.
•	Organizational changes – We incurred costs of $2.3 million 2012, related to corporate organizational changes, with no corresponding costs in 2011.
•

Acquisition and integration related costs – We incurred $0.7 million related to the integration of ASG in 2012 as compared to $6.5 million during 2011 related to the acquisition and integration of ASG.

As a percent of net sales, restructuring and other special charges, net, remained consistent at 0.9% from 2011 to 2012, reflecting the above named factors.

Restructuring and other special charges, net, increased $15.8 million to $23.7 million during 2011, compared to $7.9 million in 2010 as a result of the following items:

•	Portfolio realignment – We incurred charges of $17.2 million during 2011 related to our portfolio realignment initiatives with no corresponding charges in 2010.
•

Acquisition and integration related costs – We incurred $6.5 million of costs during 2011 related to the acquisition and integration of ASG, which we purchased on February 17, 2011, with $1.1 million in corresponding charges in 2010.

•

Information technology initiatives – We incurred no charges during 2011 related to our ERP system with $6.8 million in corresponding charges in 2010. Subsequent to going live on our ERP system in the fourth quarter of 2010, all expenses related to our ERP system were reflected in selling and administrative expenses.

As a percent of net sales, restructuring and other special charges, net increased to 0.9% in 2011, from 0.3% in 2010, reflecting the above named factors.

Impairment of Intangible Assets

During 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. In conjunction with the termination, the Company recognized an impairment charge of $5.8 million to reduce the remaining unamortized value of the licensed trademark intangible asset to zero.

Operating Earnings

Operating earnings increased $26.0 million, or 73.3%, to $61.6 million in 2012, compared to $35.6 million last year due to lower selling and administrative expenses and higher gross profit, partially offset by an intangible impairment charge, as discussed above.

We reported operating earnings of $35.6 million in 2011 compared to $72.7 million in 2010 due to the increase in restructuring and other special charges, net and selling and administrative expenses and the decrease in gross profit, all partially offset by an increase in net sales, as discussed above.

Interest Expense

Interest expense decreased $2.7 million, or 10.6%, to $23.4 million in 2012 compared to $26.1 million last year and increased $6.4 million, or 33.1%, in 2011 compared to $19.7 million in 2010. The decrease in interest expense in 2012 was primarily due to lower average borrowings under our Credit Agreement as compared to 2011.

The increase in interest expense in 2011 was primarily due to higher average borrowings under our Credit Agreement and the increase in long-term debt in connection with the refinancing of our senior notes in early 2011 as a result of the additional capital needed in connection with our acquisition of ASG and the repurchase of 2.5 million shares of our common stock.

Loss on Early Extinguishment of Debt

During 2011, we redeemed all of our senior notes due in 2012. We incurred certain debt extinguishment costs to retire these notes prior to maturity totaling $1.0 million, of which $0.6 million was non-cash charges related to unamortized debt issuance costs and $0.4 million represented cash paid for tender premiums. We did not incur such costs in 2012 or 2010.

Income Tax Provision

Our consolidated effective tax rate on continuing operations was a provision of 29.4% in 2012 compared to 3.6% in 2011 and 30.4% in 2010. Our consolidated effective tax rate is generally below the federal statutory rate of 35% because our foreign earnings are subject to lower statutory tax rates.

In 2012, we recognized pretax earnings in both our domestic operations and foreign jurisdictions. Our overall effective tax rate was less than the domestic statutory rate due to the mix of earnings in lower rate international jurisdictions. Our foreign tax jurisdictions have lower tax rates than domestic. These factors resulted in an overall effective tax provision rate of 29.4% in 2012.

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

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $27.2 million in 2012 compared to $8.7 million in 2011 and $37.1 million in 2010, as a result of the factors described above.

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

Net Earnings Attributable to Brown Shoe Company, Inc.

We reported net earnings attributable to Brown Shoe Company, Inc. of $27.5 million in 2012, compared to $24.6 million last year and $37.2 million in 2010.

Geographic Results

We have both domestic and foreign operations. Domestic operations include the nationwide operation of our Famous Footwear and Specialty Retail footwear stores, the wholesale distribution of footwear to numerous retail customers and the operation of our e-commerce websites. Foreign operations primarily consist of wholesale operations in the Far East and Canada, retailing operations in Canada and China and the operation of our international e-commerce websites. In addition, we license certain of our trademarks to third parties who distribute and/or operate retail locations internationally. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and earnings before income taxes was as follows:

	2012		2011		2010
($ millions)	Net Sales	Earnings Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes
Domestic	$ 2,295.8	$ 10.5	$ 2,259.9	$ (11.1)	$ 2,179.7	$ 23.8
Foreign	302.3	28.0	322.9	20.2	324.4	29.4
	$ 2,598.1	$ 38.5	$ 2,582.8	$ 9.1	$ 2,504.1	$ 53.2

The pretax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

We recognized earnings before income taxes both domestically and in foreign jurisdictions in 2012. Our domestic earnings reflected increases in net sales at our Famous Footwear segment, a decrease in selling and administrative expenses and an increase in gross profit, all partially offset by an intangible impairment charge.

We incurred a domestic loss before income taxes and had foreign earnings before income taxes in 2011. Our domestic loss reflected decreases in net sales at our Famous Footwear and Specialty Retail segments, a decrease in gross profit, an increase in selling and administrative expenses and an increase in restructuring and other special charges, net.

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

FAMOUS FOOTWEAR
	2012		2011		2010
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$1,514.3	100.0%	$1,456.3	100.0%	$1,486.5	100.0%
Cost of goods sold	848.2	56.0%	821.1	56.4%	817.5	55.0%
Gross profit	666.1	44.0%	635.2	43.6%	669.0	45.0%
Selling and administrative expenses	564.2	37.3%	569.9	39.1%	578.6	38.9%
Restructuring and other special charges, net	7.8	0.5%	2.8	0.2%	–	–
Operating earnings	$94.1	6.2%	$62.5	4.3%	$90.4	6.1%

Key Metrics
Same-store sales % change (on a 52-week basis)	4.5%		(1.2)%		10.5%
Same-store sales $ change (on a 52-week basis)	$62.2		$(17.3)		$138.0
Sales from 53rd week	$18.1		$–		$–
Sales change from new and closed stores, net (on a 52-week basis)	$(22.3)		$(12.9)		$(15.1)

Sales per square foot, excluding e-commerce (on a 52-week basis)	$199		$186		$187
Square footage (thousand sq. ft.)	7,205		7,484		7,677

Stores opened	55		49		32
Stores closed	89		70		51
Ending stores	1,055		1,089		1,110

Net Sales

Net sales increased $58.0 million, or 4.0%, to $1,514.3 million in 2012 compared to $1,456.3 million last year. During 2012, same-store sales increased 4.5%, or $62.2 million, reflecting improved average retail prices, conversion rate and customer traffic, partially offset by lower pairs per transaction. The impact of the 53rd week in 2012 increased sales by $18.1 million. In addition, we saw strong growth from boat shoes, athletic shoes and boots. As a result of the same-store sales increase, sales per square foot, excluding e-commerce, increased 7.3% to $199, compared to $186 last year. Net closed stores resulted in a $22.3 million decrease in net sales due to the relocation of certain stores and the closure of underperforming stores. In 2012, we expanded our efforts to connect with and engage our customers to build a strong brand preference for Famous Footwear through our loyalty program, Rewards. As a result, in 2012 approximately 66% of our net sales were to Rewards members, compared to 62% in 2011 and 61% in 2010.

Net sales decreased $30.2 million, or 2.0%, to $1,456.3 million in 2011 compared to $1,486.5 million in 2010. During 2011, same-store sales decreased 1.2%, or $17.3 million, reflecting lower consumer traffic and pairs per transaction, partially offset by higher average retail prices and an improved consumer conversion rate. The decrease in net sales was also due to a decline in sales of high-margin products, such as toning footwear. As a result of the same-store sales decrease, sales per square foot, excluding e-commerce, decreased 0.5% to $186, compared to $187 in 2010. Net closed stores resulted in a $12.9 million decrease in net sales due to the relocation of certain stores and the closure of underperforming stores.

Gross Profit

Gross profit increased $30.9 million, or 4.9%, to $666.1 million in 2012 compared to $635.2 million last year due to higher net sales and gross profit rate. As a percent of net sales, our gross profit rate increased to 44.0% in 2012 compared to 43.6% last year. The increase in our gross profit rate was driven by lower inventory markdown requirements resulting from a better aged inventory position.

Gross profit decreased $33.8 million, or 5.1%, to $635.2 million in 2011 compared to $669.0 million in 2010 due to a lower gross profit rate and net sales. As a percent of net sales, our gross profit rate decreased to 43.6% in 2011 compared to 45.0% in 2010. The decrease in our gross profit rate was driven by lower sales of toning footwear and an increase in promotional activity.

Selling and Administrative Expenses

Selling and administrative expenses decreased $5.7 million, or 1.0%, to $564.2 million during 2012 compared to $569.9 million last year. The decrease was primarily attributable to lower, net facilities costs, as our portfolio realignment actions more than offset new store costs, and lower marketing expenses, partially offset by an incremental week of expenses associated with the 53rd week and higher expected payouts under both our cash and stock-based plans. As a percent of net sales, selling and administrative expenses decreased to 37.3% in 2012 from 39.1% last year, reflecting higher net sales and the closure of underperforming stores.

Selling and administrative expenses decreased $8.7 million, or 1.5%, to $569.9 million during 2011 compared to $578.6 million in 2010. The decrease was primarily attributable to lower variable payroll and facilities expenses and a decrease in expected payouts under both our cash and stock-based plans ($3.8 million). These decreases were partially offset by higher marketing expenses. As a percent of net sales, selling and administrative expenses increased to 39.1% in 2011 from 38.9% in 2010, reflecting the lower net sales volume.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges, net, of $7.8 million during 2012 as a result of our portfolio realignment initiatives, which included closing or relocating underperforming or poorly aligned stores and closing our Sun Prairie, Wisconsin, distribution center.

During 2011, we incurred restructuring and other special charges, net, of $2.8 million related to the closure of our Sun Prairie, Wisconsin, distribution center with no corresponding charges in 2010.

Operating Earnings

Operating earnings increased $31.6 million, or 50.5%, to $94.1 million for 2012, compared to $62.5 million last year. The increase is the result of higher net sales, an increase in gross profit rate and a decrease selling and administrative expenses, partially offset by higher restructuring and other special charges, net, as described above. As a percent of net sales, operating earnings increased to 6.2% in 2012 compared to 4.3% last year.

Operating earnings decreased $27.9 million, or 30.9%, to $62.5 million for 2011, compared to $90.4 million for 2010. The decrease is the result of a lower gross profit, lower net sales and higher restructuring and other special charges, net, partially offset by a decrease in selling and administrative expenses, as described above. As a percent of net sales, operating earnings decreased to 4.3% in 2011 compared to 6.1% in 2010.

WHOLESALE OPERATIONS
	2012		2011		2010
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$845.2	100.0%	$870.9	100.0%	$754.4	100.0%
Cost of goods sold	599.6	70.9%	614.6	70.6%	532.4	70.6%
Gross profit	245.6	29.1%	256.3	29.4%	222.0	29.4%
Selling and administrative expenses	212.9	25.2%	226.6	26.0%	189.1	25.0%
Restructuring and other special charges, net	9.3	1.1%	13.0	1.5%	0.7	0.1%
Impairment of intangible assets	5.8	0.7%	–	–	–	–
Operating earnings	$17.6	2.1%	$16.7	1.9%	$32.2	4.3%

Key Metric
Unfilled order position at year-end	$302.0		$296.8		$243.8

Net Sales

Net sales decreased $25.7 million, or 3.0%, to $845.2 million in 2012 compared to $870.9 million last year. The decrease was primarily attributable to lower sales of our brands that we are exiting in conjunction with our portfolio realignment initiatives, and our Avia and Vera Wang brands, partially offset by increases in our Franco Sarto, Sam Edelman, Fergie and LifeStride brands. Our unfilled order position increased $5.2 million, or 1.8%, to $302.0 million at the end of 2012, as compared to $296.8 million at the end of 2011, primarily due to increases in Sam Edelman, Dr. Scholl’s Shoes and LifeStride divisions.

Net sales increased $116.5 million, or 15.4%, to $870.9 million in 2011 compared to $754.4 million in 2010. The increase was primarily attributable to the acquisition of ASG during early 2011, which contributed $135.5 million in net sales (excluding $19.7 million of net sales attributable to TBMC that are reflected in discontinued operations). We also experienced an increase in net sales in our Fergie, Franco Sarto, Sam Edelman, LifeStride and Vera Wang divisions. These increases were offset by a decline in net sales in our Dr. Scholl’s Shoes and Carlos by Carlos Santana divisions.

Gross Profit

Gross profit decreased $10.7 million, or 4.2%, to $245.6 million in 2012 compared to $256.3 million last year reflecting lower sales and lower gross profit rate due in part to higher inventory markdowns and customer allowance requirements.  Our gross profit rate decreased to 29.1% in 2012 as compared to 29.4% in 2011 due to higher markdowns.

Gross profit increased $34.3 million, or 15.5%, to $256.3 million in 2011 compared to $222.0 million in 2010 primarily due to the acquisition of ASG. Our gross profit rate was flat at 29.4% in 2011 as compared to 2010. While the segment did experience higher profit rates from its newly acquired ASG business, profit rates were negatively impacted by higher product costs and inventory markdowns. During 2011, we experienced operational challenges related to the stabilization of our ERP system, which we implemented in late 2010. We estimate that the gross profit impact of these items was a reduction of $11.9 million (approximately 140 basis points) in 2011, including higher customer allowances, chargebacks and air freight charges. In addition, we recognized incremental cost of goods sold of $4.2 million (approximately 50 basis points) for the inventory fair value adjustment related to our acquisition of ASG and $1.6 million (approximately 20 basis points) in costs related to the exit of certain women’s specialty and private label brands.

Selling and Administrative Expenses

Selling and administrative expenses decreased $13.7 million, or 6.0%, to $212.9 million during 2012 compared to $226.6 million last year, due in part to our lower cost structure resulting from exiting certain brands under our portfolio realignment initiatives, partially offset by an increase in anticipated payments under our cash and stock-based incentive plans ($6.8 million) and incremental expenses associated with the 53rd week. As a percent of net sales, selling and administrative expenses decreased to 25.2% in 2012 from 26.0% last year, reflecting the above named factors.

Selling and administrative expenses increased $37.5 million, or 19.8%, to $226.6 million during 2011 compared to $189.1 million in 2010 due primarily to the acquisition of ASG, which contributed $41.2 million in operating expenses, and an increase in marketing, merchandising and selling expenses. The increase was partially offset by lower expected payouts under both our cash and stock-based plans ($8.9 million). As a percent of net sales, selling and administrative expenses increased to 26.0% in 2011 from 25.0% in 2010, reflecting the higher selling and administrative expenses from ASG and increased costs related to our ERP system.

Restructuring and Other Special Charges, Net

Restructuring and other special charges, net, decreased $3.7 million to $9.3 million with $13.0 million of corresponding charges last year as a result of the following items (see Note 4 to the consolidated financial statements for additional information related to these charges and recoveries):

•	Portfolio realignment – We incurred charges of $8.6 million during 2012 related to our portfolio realignment initiatives compared to $10.5 million in 2011.
•

Acquisition and integration related costs – We incurred charges of $0.7 million during 2012 related to the integration of ASG as compared to $2.5 million of costs during 2011 related to the acquisition and integration of ASG.

As a percent of net sales, restructuring and other special charges, net, decreased to 1.1% in 2012, from 1.5% last year, reflecting the above named factors.

Restructuring and other special charges, net, increased $12.3 million to $13.0 million in 2011 with $0.7 million of corresponding charges in 2010 as a result of the following items (see Note 4 to the consolidated financial statements for additional information related to these charges and recoveries):

•	Portfolio realignment – We incurred charges of $10.5 million during 2011 related to our portfolio realignment with no corresponding charges in 2010.
•	Acquisition and integration related costs – We incurred $2.5 million of costs during 2011 related to the acquisition and integration of ASG, which we purchased on February 17, 2011.
•	Information technology initiatives – We incurred no charges during 2011 related to our ERP system but incurred $0.7 million in charges in 2010.

As a percent of net sales, restructuring and other special charges, net, increased to 1.5% in 2011, from 0.1% in 2010 reflecting the above named factors.

Impairment of Intangible Assets

During 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. In conjunction with the termination, the Company recognized an impairment charge of $5.8 million to reduce the remaining unamortized value of the licensed trademark intangible asset to zero.

Operating Earnings

Operating earnings increased $0.9 million, or 5.0%, to $17.6 million in 2012 compared to $16.7 million last year. The increase was primarily driven by lower selling and administrative expenses and restructuring and other special charges, net, partially offset by lower net sales and corresponding gross profit and an intangible asset impairment charge. As a percent of net sales, operating earnings increased to 2.1% in 2012 compared to 1.9% last year.

Operating earnings decreased $15.5 million, or 48.1%, to $16.7 million in 2011 compared to $32.2 million in 2010. The decrease was primarily driven by higher selling and administrative expenses and restructuring and other special charges, net, partially offset by an increase in net sales. As a percent of net sales, operating earnings decreased to 1.9% in 2011 compared to 4.3% in 2010.

SPECIALTY RETAIL

	2012		2011		2010
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$238.5	100.0%	$255.6	100.0%	$263.2	100.0%
Cost of goods sold	139.8	58.6%	150.5	58.9%	150.7	57.2%
Gross profit	98.7	41.4%	105.1	41.1%	112.5	42.8%
Selling and administrative expenses	103.9	43.5%	112.1	43.9%	118.5	45.1%
Restructuring and other special charges, net	3.7	1.6%	0.6	0.2%	–	–
Operating loss	$(8.9)	(3.7)%	$(7.6)	(3.0)%	$(6.0)	(2.3)%

Key Metrics
Same-store sales % change (on a 52-week basis)	0.6%		1.7%		6.6%
Same-store sales $ change (on a 52-week basis)	$0.8		$2.8		$10.5
Sales from 53rd week	$3.1		$–		$–
Sales change from new and closed stores, net (on a 52-week basis)	$(14.9)		$(10.7)		$(9.7)
Impact of changes in Canadian exchange rate on sales	$(0.4)		$2.6		$6.0
Sales change of e-commerce subsidiary (on a 52-week basis)	$(5.7)		$(2.3)		$9.8

Sales per square foot, excluding e-commerce (on a 52-week basis)	$396		$399		$381
Square footage (thousand sq. ft.)	346		369		417

Stores opened	29		25		15
Stores closed	41		50		38
Ending stores	222		234		259

Net Sales

Net sales decreased $17.1 million, or 6.7%, to $238.5 million in 2012 compared to $255.6 million last year due to our lower store count, lower net sales at Shoes.com and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 0.6% and the impact of the 53rd week. On a 52-week basis, the net sales of Shoes.com decreased $5.7 million, or 7.5%, to $69.9 million in 2012 compared to $75.6 million last year. We opened 29 stores (including 13 Naturalizer stores in China) and closed 41 stores (including 10 Naturalizer stores in China) during 2012, resulting in a total of 222 stores (including 26 Naturalizer stores in China) at the end of 2012 compared to 234 stores (including 23 Naturalizer stores in China) at the end of last year. Sales per square foot, excluding e-commerce, decreased 0.9% to $396 compared to $399 last year due to lower net sales. The 53rd week contributed $3.1 million in net sales.

Net sales decreased $7.6 million, or 2.9%, to $255.6 million in 2011 compared to $263.2 million in 2010 due to our lower store count, a decrease in sales of toning footwear and a decrease in net sales at Shoes.com. However, same-store sales increased 1.7% and we experienced an increase in the Canadian dollar exchange rate. The net sales of Shoes.com decreased $2.3 million, or 2.9%, to $75.6 million in 2011 compared to $77.9 million in 2010, reflecting a decrease in site visits. We opened 25 new stores (including nine new Naturalizer stores in China) and closed 50 stores (including one Naturalizer store in China) during 2011, resulting in a total of 234 stores (including 23 Naturalizer stores in China) at the end of 2011 compared to 259 stores (including 15 Naturalizer stores in China) at the end of 2010. Sales per square foot, excluding e-commerce, increased 4.7% to $399 compared to $381 in 2010 due to the closure of underperforming stores as part of our portfolio realignment.

Gross Profit

Gross profit decreased $6.4 million, or 6.1%, to $98.7 million in 2012 compared to $105.1 million last year, reflecting lower net sales, partially offset by an increase in gross profit rate. As a percent of net sales, our gross profit rate increased to 41.4% in 2012, from 41.1% last year, driven by a better sales mix of higher-margin footwear.

Gross profit decreased $7.4 million, or 6.6%, to $105.1 million in 2011 compared to $112.5 million in 2010, reflecting lower net sales and a decrease in our gross profit rate. As a percent of net sales, our gross profit rate decreased to 41.1% in 2011, from 42.8% in 2010, due to lower sales of high-margin products, such as toning footwear and boots, partially offset by an increased gross profit rate for Shoes.com.

Our Naturalizer stores purchase the majority of their inventory from our Wholesale Operations segment. In general, we have priced the inventory to recognize a customary profit rate on these products in our Wholesale Operations segment. The Specialty Retail segment recognizes an additional profit rate based on the retail sale to the consumer.

Selling and Administrative Expenses

Selling and administrative expenses decreased $8.2 million, or 7.4%, to $103.9 million during 2012 compared to $112.1 million last year, primarily resulting from the lower store count, partially offset by higher expected payouts under both our cash and stock-based plans and the impact of the 53rd week. As a percent of net sales, selling and administrative expenses decreased to 43.5% in 2012 compared to 43.9% last year.

Selling and administrative expenses decreased $6.4 million, or 5.4%, to $112.1 million during 2011 compared to $118.5 million in 2010, primarily resulting from the lower store count and lower expected payouts under both our cash and stock-based plans, partially offset by an increase in the Canadian dollar exchange rate. As a percent of net sales, selling and administrative expenses decreased to 43.9% in 2011 compared to 45.1% in 2010.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges, net, of $3.7 million during 2012 compared to $0.6 million last year, as a result of closing our Via Spiga, F.X. LaSalle and Brown Shoe Closet stores as part of our portfolio realignment. No restructuring and other special charges were incurred in 2010.

Operating Loss

Our operating loss increased $1.3 million, or 16.0%, to $8.9 million for 2012 compared to $7.6 million for last year, primarily due to a decrease in net sales and an increase in restructuring and other special charges, net, partially offset by a decrease in selling and administrative expenses, as described above.

Our operating loss increased $1.6 million, or 27.8%, to $7.6 million for 2011 compared to $6.0 million in 2010, primarily due to a decrease in net sales, a decline in gross profit rate and an increase in restructuring and other special charges, net, partially offset by lower selling and administrative expenses, as described above.

OTHER

The Other segment includes unallocated corporate administrative and other costs and recoveries. The segment reported costs of $41.2 million, $36.1 million and $44.0 million in 2012, 2011 and 2010, respectively.

There were several factors impacting the $5.1 million increase in costs from 2011 to 2012, as follows:

•

Incentive compensation – Our selling and administrative expenses were higher by $6.9 million during 2012, compared to last year, due to higher anticipated payments under our cash and stock-based incentive plans.

•

Director compensation – Our expenses related to director compensation increased $3.2 million during 2012, compared to last year, primarily reflecting the impact of the Company’s higher share price on certain of the variable share-based compensation plans.

•	Technology professional services and consulting fees – Our selling and administrative expenses were lower by $2.0 million during 2012, compared to last year.
•	Organizational changes – We incurred costs of $2.3 million in 2012, related to corporate organizational changes, with no corresponding costs in 2011.
•	Portfolio realignment costs – We incurred costs of $0.9 million during 2012, related to our portfolio realignment initiatives, as compared to $3.3 million in 2011.
•	Acquisition and integration costs – We incurred costs of $4.0 million during 2011, related to the acquisition and integration of ASG, with no corresponding costs in 2012.
•	ERP stabilization – We incurred professional fees of $1.9 million during 2011 to assist with the stabilization of our ERP platform.
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

There were several factors impacting the $7.9 million decrease in costs from 2010 to 2011, as follows:

•	Incentive plans – Our selling and administrative expenses were lower by $7.5 million in 2011, compared to 2010, due to lower anticipated payments under both our cash and stock-based incentive plans.
•	Acquisition and integration costs – We incurred costs of $4.0 million during 2011, related to the acquisition and integration of ASG in February 2011, as compared to $1.1 million in 2010.
•	Portfolio realignment – We incurred $3.3 million in costs related to our portfolio realignment in 2011 with no corresponding costs in 2010.
•	ERP stabilization – We incurred professional fees of $1.9 million during 2011 to assist with the stabilization of our ERP platform.
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

RESTRUCTURING AND OTHER SPECIAL CHARGES, NET

During 2012, we recorded restructuring and other special charges, net, of $24.0 million, including $21.0 million in expenses related to our portfolio realignment, $2.3 million related to an organizational change and $0.7 million related to the integration of ASG. See the Financial Highlights section above and Note 2 and Note 4 to the consolidated financial statements for additional information related to these charges and the acquisition and integration of ASG.

During 2011, we recorded restructuring and other special charges, net, of $23.7 million, including $17.2 million in expenses related to our portfolio realignment and $6.5 million in expenses related to the acquisition and integration of ASG. See the Financial Highlights section above and Note 2 and Note 4 to the consolidated financial statements for additional information related to these charges and the acquisition of ASG.

During 2010, we recorded restructuring and other special charges, net, of $7.9 million, including $6.8 million in expenses related to our information technology initiatives and $1.1 million in acquisition-related costs related to our February 17, 2011 acquisition of ASG. See the Financial Highlights section above and Note 2 and Note 4 to the consolidated financial statements for additional information related to these charges and the acquisition of ASG.

IMPACT OF INFLATION AND CHANGING PRICES

While we have felt the effects of inflation on our business and results of operations, it has not had a significant impact on our business over the last three years. Inflation can have a long-term impact on our business because increasing costs of materials and labor may impact our ability to maintain satisfactory profit rates. For example, our products are manufactured in other countries, and a decline in the value of the U.S. dollar and the impact of labor shortages in China may result in higher manufacturing costs. Similarly, any potential significant shortage of quantities or increases in the cost of the materials that are used in our manufacturing process, such as leather and other materials or resources, could have a material negative impact on our business and results of operations. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on consumer spending, in which case our net sales and profit rates could decrease. Moreover, increases in inflation may not be matched by increases in income, which also could have a negative impact on consumer spending. If we incur increased costs that are unable to be recovered through price increases, or if consumer spending decreases generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we expect to pass on some portion of cost increases to our consumers and adjust our business model, as appropriate, to minimize the impact of higher costs. Further discussion of the potential impact of inflation and changing prices is included in Item 1A, Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	February 2, 2013	January 28, 2012	(Decrease) Increase
Borrowings under Credit Agreement	$105.0	$201.0	$(96.0)
Senior Notes	198.8	198.6	0.2
Total debt	$303.8	$399.6	$(95.8)

Total debt obligations decreased $95.8 million, or 24.0%, to $303.8 million at the end of 2012 compared to $399.6 million at the end of last year due to a decrease in borrowings under our revolving credit agreement. Interest expense in 2012 was $23.4 million compared to $26.1 million in 2011 and $19.7 million in 2010.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of February 2, 2013.

At February 2, 2013, we had $105.0 million in borrowings outstanding and $9.0 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $380.6 million at February 2, 2013.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. Proceeds from the sale of TBMC were reinvested into our business as allowed by the 2019 Senior Notes. As of February 2, 2013, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Loss on Early Extinguishment of Debt

During 2011, we completed a cash tender offer for the 2012 Senior Notes and called for redemption and repaid the remaining notes that were not tendered. We incurred a loss on the early extinguishment of the 2012 Senior Notes prior to maturity totaling $1.0 million, of which approximately $0.6 million was non-cash.

Working Capital and Cash Flow

	February 2, 2013	January 28, 2012	Increase (Decrease	)
Working capital ($ millions) (1)	$303.3	$290.6	$12.7
Debt-to-capital ratio (2)	41.6%	49.1%	(7.5%	)
Current ratio (3)	1.65:1	1.55:1

1. Working capital has been computed as total current assets less total current liabilities.

2.    Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

3. The current ratio has been computed by dividing total current assets by total current liabilities.

	2012	2011	Increase (Decrease) in Cash and Cash Equivalents
Net cash provided by operating activities	$197.9	$48.1	$149.8
Net cash used for investing activities	(68.7)	(136.7)	68.0
Net cash (used for) provided by financing activities	(108.8)	9.9	(118.7)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)	0.3
Increase (decrease) in cash and cash equivalents	$20.5	$(78.9)	$99.4

Working capital at February 2, 2013, was $303.3 million, which was $12.7 million higher than at January 28, 2012. Our current ratio increased to 1.65 to 1 at February 2, 2013, from 1.55 to 1 at January 28, 2012. The increase in working capital is primarily attributable to lower borrowings under our revolving credit agreement, an increase in our cash balance and higher prepaid expenses and other current assets, partially offset by a decrease in accounts receivables, lower inventory levels and higher accounts payable. Our ratio of debt-to-capital decreased to 41.6% as of February 2, 2013, compared to 49.1% at January 28, 2012, reflecting our $96.0 million decrease in total debt obligations driven by our strong cash provided by operating activities. At February 2, 2013, we had $68.2 million of cash and cash equivalents, most of which represented cash and cash equivalents of our foreign subsidiaries.

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash flow from operating activities was $149.8 million higher in 2012 as compared to 2011, reflecting several factors:

•	A decrease in accounts receivable in 2012 as compared to an increase in 2011 due to improved customer collections;
•

An increase in accrued expenses and other liabilities in 2012 as compared to a decrease in 2011. Accrued expenses increased in 2012 primarily due to incentive accruals under our cash based incentive plans, partially offset by a decrease in reserves related to our portfolio realignment initiatives. In 2011, accrued expenses declined as a result of payments under our incentive plans;

•

A larger decrease in inventories during 2012 compared to a smaller decrease in 2011 primarily due to our Wholesale Operations segment with better inventory management and brands that we are exiting in conjunction with our portfolio realignment initiatives; and,

•	A larger increase in trade accounts payable in 2012 compared to a smaller increase in 2011 due to the timing and amount of purchases and payments to vendors.

Cash used for investing activities was lower by $68.0 million, reflecting the purchase of ASG, and subsequent sale of TBMC both of which occurred in 2011. In addition, our purchases of property and equipment were $27.9 million higher in 2012 as compared to the prior year due to investments in new and remodeled retail stores. In 2013, we expect purchases of property and equipment and capitalized software of approximately $50 million to $55 million, primarily related to new and remodeled retail stores and information technology infrastructure.

Cash used for financing activities was $118.7 million lower than last year, primarily due to lower borrowings, net of repayments, under our Credit Agreement in 2012 as compared to the prior year as well as $25.5 million of common stock repurchases in 2011.

We paid dividends of $0.28 per share in each of 2012, 2011 and 2010. The 2012 dividends marked the 90th year of consecutive quarterly dividends. On March 14, 2013, the Board of Directors declared a quarterly dividend of $0.07 per share, payable April 1, 2013, to shareholders of record on March 25, 2013, marking the 361st consecutive quarterly dividend to be paid by the Company. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

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

Gift Cards

We sell gift cards to our consumers in our retail stores and through our internet sites. Our gift cards do not have expiration dates or inactivity fees. We recognize revenue from gift cards when (i) the gift card is redeemed by the consumer, or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”), and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. We recognize gift card breakage during the 24-month period following the sale of the gift card, according to our historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. We recognized $0.5 million, $0.6 million and $0.6 million of gift card breakage in 2012, 2011 and 2010, respectively.

Inventories

Inventories are our most significant asset, representing approximately 46% of total assets at the end of 2012. We value inventories at the lower of cost or market with 86% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices. At our Famous Footwear segment, we recognize markdowns when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes gross profit rate at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At our other divisions, we generally provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross profit rate. We believe these policies reflect the difference in operating models between Famous Footwear and our other segments. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The other segments rely on permanent price reductions to clear slower-moving inventory.

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

At February 2, 2013, we have net operating loss carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

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

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. We adopted the provisions of Accounting Standards Codification (“ASC”), Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired. If, after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the recorded value of the tangible and intangible assets of the reporting units. Goodwill is considered impaired if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit.

For 2012, we reviewed goodwill for impairment utilizing a discounted cash flow analysis. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of our reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expense, capital expenditures, depreciation, amortization and working capital requirements are based on our internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. We also considered assumptions that market participants may use. Both the estimates of the fair value of our reporting units and the allocation of the estimated fair value of the reporting units are based on the best information available to us as of the date of the assessment.

An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized assets and liabilities of the reporting unit. We perform impairment tests during the fourth quarter of each fiscal year unless events indicate an interim test is required. The goodwill impairment test performed as of the first day of our fourth fiscal quarter resulted in no impairment charges. Based on the results of our most recent impairment test, the fair value of a reporting unit exceeded its carrying value by less than 20%. As of February 2, 2013, the goodwill allocated to this reporting unit was $39.6 million.

During 2012, we terminated the Etienne Aigner license agreement, due to a dispute with the licensor and recognized an impairment charge of $5.8 million, to reduce the remaining unamortized value of the licensed trademark intangible asset to zero. Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present. See Note 9 to the consolidated financial statements for additional information related to the impairment of goodwill and intangible assets.

Self-Insurance

We are self-insured and/or retain high deductibles for a significant portion of our workers’ compensation, employment practices, health, disability, cyber risk, general liability, automobile and property programs, among others. We purchase varying levels of insurance for losses in excess of our deductibles or self-insured retentions for these categories of loss. At February 2, 2013 and January 28, 2012, self-insurance reserves were $12.3 million and $11.5 million, respectively. We utilize (i) estimates from third-party actuaries and claims adjusters, (ii) statistical analyses of historical data for our industry and our Company and (iii) our own estimates to determine required self-insurance reserves. Our reserves and assumptions are reviewed, monitored and adjusted when warranted by changing circumstances. Actual experience may vary from estimates and result in adjustments to our self-insurance liabilities.

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

Share-based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. Stock options generally vest over four years, with 25% vesting annually, and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the three-year service period. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 15 to the consolidated financial statements.

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

We determine our expense and obligations for retirement and other benefit plans based on assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors, such as turnover, retirement age and mortality among others. Our assumptions reflect our historical experiences and our best judgment regarding future expectations. Additional information related to our assumptions is as follows:

•

Expected long-term rate of return – The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each asset class. The weighted-average expected rate of return on plan assets used to determine our pension expense for 2012 was 8.25%. A decrease of 50 basis points in the weighted-average expected rate of return on plan assets would impact pension expense by approximately $1.5 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return, and the resulting gain or loss is deferred and recognized into the plans’ expense over time.

•

Discount rate – Discount rates used to measure the present value of our benefit obligations for our pension and other postretirement benefit plans are based on a yield curve constructed from a subset of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The weighted-average discount rate selected to measure the present value of our benefit obligations under our pension and other postretirement benefit plans was 4.5% for each. A decrease of 50 basis points in the weighted-average discount rate would have increased the projected benefit obligation of the pension and other postretirement benefit plans by approximately $24.8 million and $0.1 million, respectively.

See Note 5 to the consolidated financial statements for additional information related to our retirement and other benefit plans.

Impact of Prospective Accounting Pronouncements

Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

At February 2, 2013, we were contingently liable for remaining lease commitments of approximately $0.2 million in the aggregate, which relate to former retail locations that we exited in prior years. These obligations will continue to decline over the next few years as leases expire. In order for us to incur any liability related to these lease commitments, the current lessees would have to default.

CONTRACTUAL OBLIGATIONS

The table below sets forth our significant future obligations by time period. Further information on certain of these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of February 2, 2013, include the following:

	Payments Due by Period
($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Borrowings under Credit Agreement(1)	$105.0	$105.0	$–	$–	$–
Long-term debt(2)	200.0	–	–	–	200.0
Interest on long-term debt(2)	92.6	14.2	28.5	28.5	21.4
Operating lease commitments(3)	654.5	150.2	233.8	136.8	133.7
Minimum license commitments	15.5	8.2	7.3	–	–
Purchase obligations(4)	674.5	666.5	7.6	0.4	–
Obligations related to restructuring initiatives(5)	2.7	2.7	–	–	–
Other(6)	11.4	1.5	3.2	3.6	3.1
Total(7) (8)	$1,756.2	$948.3	$280.4	$169.3	$358.2

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

(2)

Interest obligations in future periods have been reflected based on our $200.0 million principal value of Senior Notes and a fixed interest rate of 7.125% as of fiscal year ended February 2, 2013. See Note 10 to the consolidated financial statements.

(3)

A majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the total lease obligation, irrespective of our ability to reduce or terminate rental payments in the future, as noted. See Note 11 to the consolidated financial statements.

(4)	Purchase obligations include agreements to purchase goods or services that specify all significant terms, including quantity and price provisions.
(5)	See Note 4 to the consolidated financial statements for further information related to these obligations.
(6)	Includes obligations for our supplemental executive retirement plan and other postretirement benefits. See Note 5 to the consolidated financial statements.
(7)

Excludes liabilities of $1.1 million, established pursuant to the provisions of ASC 740, Income Taxes, due to their uncertain nature in timing of payments. See Note 6 to the consolidated financial statements.

(8)

Excludes liabilities of $1.4 million, $1.1 million and $4.7 million for our non-qualified deferred compensation plan, deferred compensation plan for non-employee directors and restricted stock units for non-employee directors, respectively, due to the uncertain nature in timing of payments. See Note 5 and Note 15 to the consolidated financial statements.

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

In addition, we are exposed to translation risk because certain of our foreign operations utilize the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of our financial statements of foreign businesses into United States dollars affects the comparability of financial results between years.

INTEREST RATES

Our financing arrangements include $105.0 million of outstanding variable rate debt under the Credit Agreement at February 2, 2013. We also have $200.0 million in principal value of Senior Notes, which bear interest at a fixed rate of 7.125%. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

At February 2, 2013, the fair value of our long-term debt is estimated at approximately $208.0 million based upon the pricing of our Senior Notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $6.5 million for our long-term debt at February 2, 2013.

Information appearing under the caption Risk Management and Derivatives in Note 12 and Fair Value Measurements in Note 13 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of February 2, 2013. The effectiveness of our internal control over financial reporting as of February 2, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Brown Shoe Company, Inc.

We have audited Brown Shoe Company, Inc.’s (the Company’s) internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Brown Shoe Company, Inc., maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brown Shoe Company, Inc. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended February 2, 2013, and our report dated April 2, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri

April 2, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. (the Company) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at February 2, 2013 and January 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brown Shoe Company, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 2, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri

April 2, 2013

Consolidated Balance Sheets

	February 2,	January 28,
($ thousands, except number of shares and per share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$68,223	$47,682
Receivables, net of allowances of $23,397 in 2012 and $25,851 in 2011	125,683	154,022
Inventories, net of adjustment to last-in, first-out cost of $4,395 in 2012 and $5,006 in 2011	533,275	561,797
Deferred income taxes	–	14,432
Income taxes	3,069	5,145
Prepaid expenses and other current assets	42,178	32,060
Total current assets	772,428	815,138
Prepaid pension costs	54,532	68,054
Property and equipment, net	146,089	131,471
Deferred income taxes	1,461	–
Goodwill	39,604	39,604
Intangible assets, net	93,024	100,986
Other assets	64,121	72,223
Total assets	$1,171,259	$1,227,476

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit agreement	$105,000	$201,000
Trade accounts payable	222,742	190,611
Employee compensation and benefits	50,552	45,514
Deferred income taxes	748	–
Other accrued expenses	90,067	87,455
Total current liabilities	469,109	524,580
Other liabilities:
Long-term debt	198,823	198,633
Deferred rent	33,711	32,361
Deferred income taxes	13,862	31,136
Other liabilities	29,853	27,050
Total other liabilities	276,249	289,180
Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	–	–
Common stock, $0.01 par value, 100,000,000 shares authorized; 42,896,363 and
41,970,687 shares outstanding, net of 3,190,432 and 4,116,108 treasury shares in 2012
and 2011, respectively	429	420
Additional paid-in capital	121,593	115,869
Accumulated other comprehensive income	884	9,637
Retained earnings	302,223	286,743
Total Brown Shoe Company, Inc. shareholders’ equity	425,129	412,669
Noncontrolling interests	772	1,047
Total equity	425,901	413,716
Total liabilities and equity	$1,171,259	$1,227,476

See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2012	2011	2010
Net sales	$2,598,065	$2,582,824	$2,504,091
Cost of goods sold	1,587,706	1,586,184	1,500,537
Gross profit	1,010,359	996,640	1,003,554
Selling and administrative expenses	918,957	937,419	922,976
Restructuring and other special charges, net	24,018	23,671	7,914
Impairment of intangible assets	5,777	–	–
Operating earnings	61,607	35,550	72,664
Interest expense	(23,382)	(26,141)	(19,647)
Loss on early extinguishment of debt	–	(1,003)	–
Interest income	322	644	203
Earnings before income taxes from continuing operations	38,547	9,050	53,220
Income tax provision	(11,343)	(326)	(16,160)
Net earnings from continuing operations	27,204	8,724	37,060
Discontinued operations:
Earnings from operations of subsidiary, net of tax of $1,312 in 2011	–	1,701	–
Gain on sale of subsidiary, net of tax of $6,670 in 2011	–	13,965	–
Net earnings from discontinued operations	–	15,666	–
Net earnings	27,204	24,390	37,060
Net loss attributable to noncontrolling interests	(287)	(199)	(173)
Net earnings attributable to Brown Shoe Company, Inc.	$27,491	$24,589	$37,233

Basic earnings per common share:
From continuing operations	$0.64	$0.20	$0.85
From discontinued operations	–	0.37	–
Basic earnings per common share attributable to Brown Shoe
Company, Inc. shareholders	$0.64	$0.57	$0.85

Diluted earnings per common share:
From continuing operations	$0.64	$0.20	$0.85
From discontinued operations	–	0.36	–
Diluted earnings per common share attributable to Brown Shoe
Company, Inc. shareholders	$0.64	$0.56	$0.85

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

($ thousands)	2012	2011	2010
Net earnings	$27,204	$24,390	$37,060
Other comprehensive income (loss) (“OCI”), net of tax:
Foreign currency translation adjustment	475	207	2,150
Pension and other postretirement benefits adjustments,
net of tax of $5,777, $1,555 and $2,197 in 2012, 2011 and
2010, respectively	(9,061)	2,941	3,433
Unrealized (loss) gain on derivative financial instruments,
net of tax of $154, $139 and $63 in 2012, 2011 and
2010, respectively	(402)	343	171
Net loss from derivatives reclassified into earnings, net
of tax of $121, $22 and $124 in 2012, 2011 and 2010,
respectively	247	44	233
Other comprehensive (loss) income, net of tax	(8,741)	3,535	5,987
Comprehensive income	18,463	27,925	43,047
Comprehensive loss attributable to noncontrolling interest	(275)	(160)	(150)
Comprehensive income attributable to Brown Shoe Company, Inc.	$18,738	$28,085	$43,197

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2012	2011	2010
Operating Activities
Net earnings	$27,204	$24,390	$37,060
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	34,179	37,331	33,149
Amortization of capitalized software	13,420	13,479	10,506
Amortization of intangibles	7,184	8,301	6,667
Amortization of debt issuance costs	2,561	2,338	2,195
Loss on early extinguishment of debt	–	1,003	–
Share-based compensation expense	6,489	5,633	6,144
Tax (benefit) deficiency related to share-based plans	(944)	(1,000)	87
Loss on disposal of facilities and equipment	3,103	1,560	1,089
Impairment charges for facilities and equipment	4,132	1,871	2,762
Impairment of intangible assets	5,777	–	–
Deferred rent	1,350	(2,317)	(4,191)
Deferred income taxes (benefit) provision	(3,555)	(112)	27,229
Provision for doubtful accounts	360	1,284	516
Gain on sale of subsidiary, net	–	(13,965)	–
Changes in operating assets and liabilities, net of acquired and discontinued operations:
Receivables	27,984	(26,298)	(30,088)
Inventories	28,623	3,502	(66,568)
Prepaid expenses and other current and noncurrent assets	(9,169)	2,286	(9,440)
Trade accounts payable	32,091	13,660	(10,754)
Accrued expenses and other liabilities	10,436	(35,117)	2,668
Income taxes	2,076	12,512	(5,993)
Other, net	4,636	(2,255)	(5,350)
Net cash provided by (used for) operating activities	197,937	48,086	(2,312)
Investing Activities
Purchases of property and equipment	(55,801)	(27,857)	(30,781)
Capitalized software	(7,928)	(10,707)	(24,046)
Acquisition cost	(5,000)	(156,636)	–
Cash recognized on initial consolidation	–	3,121	–
Net proceeds from sale of subsidiary	–	55,350	–
Net cash used for investing activities	(68,729)	(136,729)	(54,827)
Financing Activities
Borrowings under revolving credit agreement	805,000	1,595,500	1,051,500
Repayments under revolving credit agreement	(901,000)	(1,592,500)	(948,000)
Proceeds from issuance of 2019 Senior Notes	–	198,633	–
Redemption of 2012 Senior Notes	–	(150,000)	–
Dividends paid	(12,011)	(12,076)	(12,254)
Debt issuance costs	–	(6,428)	(2,636)
Acquisition of treasury stock	–	(25,484)	–
Issuance of common stock under share-based plans, net	(1,700)	918	926
Tax benefit (deficiency) related to share-based plans	944	1,000	(87)
Contributions by noncontrolling interest	–	378	527
Acquisition of noncontrolling interest	–	–	(32,692)
Net cash (used for) provided by financing activities	(108,767)	9,941	57,284
Effect of exchange rate changes on cash and cash equivalents	100	(164)	570
Increase (decrease) in cash and cash equivalents	20,541	(78,866)	715
Cash and cash equivalents at beginning of year	47,682	126,548	125,833
Cash and cash equivalents at end of year	$68,223	$47,682	$126,548

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

						Total
				Accumulated		Brown Shoe
			Additional	Other		Company, Inc.	Non-
($ thousands, except number of	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’	controlling	Total
shares and per share amounts)	Shares	Dollars	Capital	Income	Earnings	Equity	Interests	Equity
BALANCE JANUARY 30, 2010	42,891,905	$429	$152,314	$177	$249,251	$402,171	$9,056	$411,227
Net earnings					37,233	37,233	(173)	37,060
Foreign currency translation adjustment				2,127		2,127	23	2,150
Unrealized gains on derivative financial
instruments, net of tax provision of $187				404		404		404
Pension and other postretirement benefits
adjustments, net of tax provision of $2,197				3,433		3,433		3,433
Comprehensive income						43,197	(150)	43,047
Dividends ($0.28 per share)					(12,254)	(12,254)		(12,254)
Contributions by noncontrolling interests							527	527
Stock issued in connection with acquisition of
the noncontrolling interest	473,081	5	7,304			7,309		7,309
Distribution to noncontrolling interest			(31,397)			(31,397)	(8,604)	(40,001)
Stock issued under employee and director
benefit and restricted stock plans	546,300	5	(8)			(3)		(3)
Tax deficiency related to share-based plans			(87)			(87)		(87)
Share-based compensation expense			6,144			6,144		6,144
BALANCE JANUARY 29, 2011	43,911,286	$439	$134,270	$6,141	$274,230	$415,080	$829	$415,909
Net earnings					24,589	24,589	(199)	24,390
Foreign currency translation adjustment				168		168	39	207
Unrealized gains on derivative financial
instruments, net of tax provision of $161				387		387		387
Pension and other postretirement benefits
adjustments, net of tax provision of $1,555				2,941		2,941		2,941
Comprehensive income						28,085	(160)	27,925
Dividends ($0.28 per share)					(12,076)	(12,076)		(12,076)
Contributions by noncontrolling interests							378	378
Stock issued under employee and director
benefit and restricted stock plans	559,401	6	425			431		431
Acquisition of treasury stock	(2,500,000)	(25)	(25,459)			(25,484)		(25,484)
Tax benefit related to share-based plans			1,000			1,000		1,000
Share-based compensation expense			5,633			5,633		5,633
BALANCE JANUARY 28, 2012	41,970,687	$420	$115,869	$9,637	$286,743	$412,669	$1,047	$413,716
Net earnings					27,491	27,491	(287)	27,204
Foreign currency translation adjustment				463		463	12	475
Unrealized loss on derivative financial
instruments, net of tax benefit of $33				(155)		(155)	–	(155)
Pension and other postretirement benefits
adjustments, net of tax benefit of $5,777				(9,061)		(9,061)	–	(9,061)
Comprehensive income						18,738	(275)	18,463
Dividends ($0.28 per share)					(12,011)	(12,011)		(12,011)
Contributions by noncontrolling interests							–	–
Stock issued under employee and director
benefit and restricted stock plans	925,676	9	(1,709)			(1,700)		(1,700)
Tax benefit related to share-based plans			944			944		944
Share-based compensation expense			6,489			6,489		6,489
BALANCE FEBRUARY 2, 2013	42,896,363	$429	$121,593	$884	$302,223	$425,129	$772	$425,901

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Brown Shoe Company, Inc. (the “Company”), founded in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler. The Company’s shares are traded under the “BWS” symbol on the New York Stock Exchange.

The Company provides a broad offering of licensed, branded and private-label casual, dress and athletic footwear products to women, men and children. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,277 retail shoe stores in the United States, Canada, China and Guam primarily under the Famous Footwear and Naturalizer names. In addition, through its Wholesale Operations segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including national chains, department stores, independent retailers, mass merchandisers, online retailers and catalogs. In 2012, approximately 67% of the Company’s net sales were at retail compared to 66% in 2011 and 70% in 2010. See Note 7 for additional information regarding the Company’s business segments.

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

Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. Noncontrolling interests represent partially-owned subsidiaries’ or consolidated affiliates’ losses and components of other comprehensive income that are attributable to the noncontrolling parties’ equity interests. The Company consolidates B&H Footwear Company Limited (“B&H Footwear”), a joint venture, into its consolidated financial statements. Net losses attributable to noncontrolling interests represent the share of net losses that are attributable to the equity that is owned by the Company’s partners. Transactions between the Company and B&H Footwear have been eliminated in the consolidated financial statements. The Company acquired the final 50% of the outstanding stock of Edelman Shoe, Inc. (“Edelman Shoe”) on June 4, 2010. Prior to that date, the equity interests held by other parties in Edelman Shoe were accounted for as a noncontrolling interest. Subsequent to June 4, 2010, Edelman Shoe became a wholly-owned subsidiary of the Company. See Note 2 to the consolidated financial statements for further information on Edelman Shoe.

Accounting Period

The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2012, 2011 and 2010 ended on February 2, 2013, January 28, 2012, and January 29, 2011, respectively. Fiscal year 2012 included 53 weeks and fiscal years 2011 and 2010 each included 52 weeks. The impact of the 53rd week in 2012 was an increase to net sales at our retail segments of  approximately $21.2 million. The net earnings impact of the 53rd week was immaterial to 2012.

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

Receivables

The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past-due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. The Company recognized a provision for doubtful accounts of $0.4 million in 2012, $1.3 million in 2011 and $0.5 million in 2010.

Customer allowances represent reserves against our wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances. We estimate the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of our major retail customers. Product returns and customer deductions are estimated using historical experience and anticipated future trends. Co-op advertising allowances are estimated based on customer agreements. The Company recognized a provision for customer allowances of $52.5 million in 2012, $56.1 million in 2011 and $43.0 million in 2010.

Customer discounts represent reserves against our accounts receivable for discounts that our wholesale customers may take based on meeting certain order, payment or return guidelines. We estimate the reserve needed for customer discounts based upon customer net sales and respective agreement terms. The Company recognized a provision for customer discounts of $4.5 million in 2012, $3.8 million in 2011 and $6.9 million in 2010.

Inventories

All inventories are valued at the lower of cost or market with 86% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $4.4 million and $5.0 million higher at February 2, 2013 and January 28, 2012, respectively. Substantially all inventory is finished goods.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold. Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $79.1 million, $76.5 million and $65.0 million in 2012, 2011 and 2010, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred. Such sourcing and procurement costs totaled $24.3 million, $21.7 million and $21.3 million in 2012, 2011 and 2010, respectively.

The Company applies judgment in valuing inventories by assessing the net realizable value of inventories based on current selling prices. At the Famous Footwear segment, markdowns are recognized when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes gross profit rate at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At the Company’s other divisions, generally markdown reserves reduce the carrying values of inventories to a level where, upon sale of the product, the Company will realize its normal gross profit rate. The Company believes these policies reflect the difference in operating models between Famous Footwear and other segments. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The other segments rely on permanent price reductions to clear slower-moving inventory.

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

Computer Software Costs

The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $53.7 million and $59.4 million of unamortized computer software costs as of February 2, 2013 and January 28, 2012, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest

Capitalized Interest

Interest costs applicable to major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. The Company did not capitalize interest in 2012. In 2011 and 2010, the Company capitalized interest of less than $0.1 million and $1.3 million, respectively.

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

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company adopted the provisions of Accounting Standards Codification (“ASC”), Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired. If, after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the recorded value of the tangible and intangible assets of the reporting units. Goodwill is considered impaired if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit.

The Company reviewed goodwill for impairment utilizing a discounted cash flow analysis. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the Company’s reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expense, capital expenditures, depreciation, amortization and working capital requirements are based on the Company's internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. The Company also considered assumptions that market participants may use.  Both the estimates of the fair value of the Company's reporting units and the allocation of the estimated fair value of the reporting units are based on the best information available to the Company's management as of the date of the assessment.

An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized assets and liabilities of the reporting unit. The Company performs impairment tests during the fourth quarter of each fiscal year unless events indicate an interim test is required. The goodwill impairment test performed as of the first day of the Company’s fourth fiscal quarter resulted in no impairment charges. Based on the results of the Company’s most recent impairment test, the fair value of a reporting unit exceeded its carrying value by less than 20%. As of February 2, 2013, the goodwill allocated to the reporting unit was $39.6 million. Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

Self-Insurance Reserves

The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, employment practices, health, disability, cyber risk, general liability, automobile and property programs, among others. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on information known at February 2, 2013, the Company believes it has provided adequate reserves for its self-insurance exposure. As of February 2, 2013 and January 28, 2012, self-insurance reserves were $12.3 million and $11.5 million, respectively.

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

Gift Cards

The Company sells gift cards to its consumers in its retail stores and through its internet sites. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. The Company recognized $0.5 million, $0.6 million and $0.6 million of gift card breakage in 2012, 2011 and 2010, respectively.

Loyalty Program

The Company maintains a loyalty program (“Rewards”) for Famous Footwear stores in which consumers earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, consumers are issued a savings certificate, which they may redeem for purchases at Famous Footwear stores. In addition to the savings certificates, the Company also offers exclusive member mailings that offer additional incentives to purchase. Savings certificates earned must be redeemed within stated expiration dates. The value of points and rewards earned by Famous Footwear’s Rewards program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates. Approximately 66% of net sales in the Company’s Famous Footwear segment were made to its Rewards members in 2012, compared to 62% in 2011 and 61% in 2010.

Store Closing and Impairment Charges

The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable. After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores indicated as impaired are written down to fair value using primarily a discounted cash flow method. The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $4.1 million in 2012, $1.9 million in 2011 and $2.8 million in 2010.

Advertising and Marketing Expense

All advertising and marketing costs are expensed at the time the expense is incurred or the promotion first appears in media or in the store, except for direct response advertising that relates primarily to the production and distribution of the Company’s catalogs and coupon mailers. Direct response advertising costs are amortized over the expected future revenue stream, which is one to three months from the date materials are mailed.

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

Total advertising and marketing expense was $86.2 million, $94.8 million and $91.4 million in 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, these costs were offset by co-op advertising allowances recovered by the Company’s retail divisions of $8.6 million, $7.8 million and $9.4 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $10.5 million in 2012, $11.5 million in 2011 and $7.7 million in 2010. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $2.3 million and $2.6 million at February 2, 2013 and January 28, 2012, respectively.

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

Operating Leases

The Company leases its store premises and certain distribution centers under operating leases. Approximately one-half of the leases entered into by the Company include options under which allows the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation gains, unrealized gains (losses) on derivative financial instruments and pension and other postretirement benefits adjustments (charges), which are shown net of tax. Accumulated other comprehensive income, after tax, as of February 2, 2013 consisted of foreign currency translation gains of $6.9 million, unrealized losses on derivative financial instruments of $0.1 million and pension and other postretirement benefits charges of $5.9 million.  As of January 28, 2012, accumulated other comprehensive income, after tax, consisted of foreign currency translation gains of $6.4 million, unrealized gains on derivative financial instruments of $0.1 million and pension and other postretirement benefits adjustments of $3.1 million. As of January 29, 2011, accumulated other comprehensive income, after tax, consisted of foreign currency translation gains of $6.3 million, unrealized losses on derivative financial instruments of $0.3 million and pension and other postretirement benefits adjustments of $0.1 million. See additional information related to derivative financial instruments in Note 12 and Note 13 to the consolidated financial statements and additional information related to pension and other postretirement benefits in Note 5 to the consolidated financial statements.

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

Share-based Compensation

The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted stock option, restricted stock and stock performance awards. Additionally, share-based grants may be made to non-employee members of the Board of Directors in the form of cash-equivalent restricted stock units (“RSUs”) at no cost to the non-employee member of the Board of Directors. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The fair value of stock options is calculated using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Stock options generally vest over four years, with 25% vesting annually, and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for restricted stock is based on the fair value of the restricted stock on the date of grant and is recognized on a straight-line basis generally over a four-year vesting period. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the three-year service period. Expense for the initial grant of RSUs is recognized ratably over the one-year vesting period based upon the fair value of the RSUs, as remeasured at the end of each period. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 15 to the consolidated financial statements.

Impact of New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement, which amends prior fair value guidance. This standard requires additional disclosures related to fair value measurements. The Company adopted the standard on January 29, 2012 and it did not have an impact on the Company’s consolidated financial statements, although changes in related disclosures were required.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) Presentation of Comprehensive Income, which amends prior comprehensive income guidance. This standard eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net earnings and other comprehensive income, or in two separate but consecutive statements. The Company adopted the standard on January 29, 2012 and it did not have an impact on the Company’s consolidated balance sheets, results of operations or cash flows as it only requires a change in the format of the current presentation and related disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, which amends prior goodwill impairment testing guidance. This standard will allow companies the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, performing the two-step impairment test is unnecessary. The Company adopted the standard on January 29, 2012 and it did not have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment, which amends prior indefinite-lived intangible asset impairment testing guidance. This standard allows companies the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value is unnecessary. The Company adopted the standard on July 29, 2012 and it did not have an impact on the Company’s consolidated financial statements.

Impact of Prospective Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02,  Comprehensive Income (ASC Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends prior comprehensive income guidance. This standard requires an entity to present the amounts reclassified out of accumulated other comprehensive income by component and respective line items of net earnings on either the face of the statement of earnings or in the notes to the financial statements. The Company plans on adopting the standard in 2013. The adoption is not expected to have an impact on the Company’s consolidated balance sheets, results of operations or cash flows as it only requires a change in the format of the current presentation and related disclosures.

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

ASG is a designer, manufacturer and marketer of a broad range of athletic footwear with a strong presence in walking, fitness and basketball. It was founded in 1983 and is now headquartered in Irvine, California. The acquisition added performance and lifestyle athletic and outdoor footwear brands to the Company’s portfolio, including Avia, Ryka, AND 1 and Nevados.

During 2012, the Company incurred integration related costs totaling $0.7 million ($0.4 million after-tax, or $0.01 per diluted share) all of which were reflected within the Wholesale Operations segment. During 2011, the Company incurred acquisition and integration related costs totaling $6.5 million ($4.5 million after-tax, or $0.11 per diluted share). Of the $6.5 million costs recorded during 2011, $4.0 million was recorded in the Other segment and $2.5 million was reflected within the Wholesale Operations segment. During 2010, the Company incurred acquisition-related costs totaling $1.1 million ($0.7 million after-tax, or $0.02 per diluted share). All of the costs incurred in 2010 were reflected within the Other segment. All of the expenses incurred in 2012, 2011 and 2010 were recorded as a component of restructuring and other special charges, net. In addition, during 2011, the Wholesale Operations segment recognized an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $4.2 million ($2.5 million after-tax, or $0.05 per diluted share). See additional information related to acquisition and integration costs in Note 4 to the consolidated financial statements.

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

The following table illustrates the unaudited pro forma effect on operating results as if the acquisition had been completed as of the beginning of 2010:

(in thousands, except per share amounts)	2011	2010

Net sales	$2,589,581	$2,686,503
Net earnings attributable to Brown Shoe Company,
Inc.	28,178	46,201
Basic earnings per common share attributable to
Brown Shoe Company, Inc. shareholders	0.66	1.06
Diluted earnings per common share attributable to
Brown Shoe Company, Inc. shareholders	0.65	1.05

The pro forma net sales for 2011 and 2010 exclude the discontinued operations of The Basketball Marketing Company, Inc. (“TBMC”), which was sold during 2011. The primary adjustments to the pro forma disclosures above for 2010 include: i) a non-cash cost of goods sold impact reflecting the sell-through of higher cost product due to a fair value adjustment to acquired inventory of $4.2 million; ii) amortization of acquired intangibles of $1.9 million; and iii) additional interest expense of $5.5 million assuming borrowings at the beginning of 2010 of $156.6 million at 3.5% interest under our Credit Agreement to fund the acquisition. The primary adjustments for 2011 include: i) the elimination of a non-cash cost of goods sold impact related to the inventory fair value adjustment of $4.2 million; and ii) the elimination of $1.6 million of expenses related to the acquisition.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company’s results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.

During the period from the acquisition date through January 28, 2012, the Company’s consolidated statement of earnings included net sales from ASG of $135.5 million (net of intercompany eliminations and net sales from the discontinued operations of TBMC) and net earnings of $14.5 million, which included a net gain on the sale of TBMC of $14.0 million and an increase in cost of goods sold related to the impact of the inventory fair value adjustment in connection with the acquisition of ASG of $4.2 million ($2.5 million after-tax, or $0.05 per diluted share).

The Basketball Marketing Company, Inc.

On October 25, 2011, the Company sold TBMC for $55.4 million in cash. TBMC markets and sells footwear bearing the AND 1 brand-name and was acquired in the Company’s February 17, 2011 acquisition of ASG. TBMC was included in the Wholesale Operations segment of the Company. In conjunction with the sale, the Company recorded a gain of $20.6 million ($14.0 million after-tax, or $0.32 per diluted share), which is reflected in the consolidated statements of earnings as a component of discontinued operations. The Company also reduced goodwill by $21.6 million, intangible assets by $8.0 million and other net assets by $5.2 million.

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

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders:

(in thousands, except per share amounts)	2012	2011	2010

NUMERATOR
Net earnings from continuing operations	$27,204	$8,724	$37,060
Net loss attributable to noncontrolling interests	287	199	173
Net earnings allocated to participating securities	(1,365)	(529)	(1,283)
Net earnings from continuing operations	26,126	8,394	35,950

Net earnings from discontinued operations	–	15,666	–
Net earnings allocated to participating securities	–	(668)	–
Net earnings from discontinued operations	–	14,998	–
Net earnings attributable to Brown Shoe Company, Inc. after
allocation of earnings to participating securities	$26,126	$23,392	$35,950

DENOMINATOR
Denominator for basic continuing and discontinued earnings per
common share attributable to Brown Shoe Company, Inc. shareholders	40,659	41,126	42,156
Dilutive effect of share-based awards	135	542	331
Denominator for diluted continuing and discontinued earnings
per common share attributable to Brown Shoe Company, Inc. shareholders	40,794	41,668	42,487

Basic earnings per common share:
From continuing operations	$0.64	$0.20	$0.85
From discontinued operations	–	0.37	–
Basic earnings per common share attributable to Brown Shoe
Company, Inc. shareholders	$0.64	$0.57	$0.85

Diluted earnings per common share:
From continuing operations	$0.64	$0.20	$0.85
From discontinued operations	–	0.36	–
Diluted earnings per common share attributable to Brown Shoe
Company, Inc. shareholders	$0.64	$0.56	$0.85

Options to purchase 998,701,  1,415,696 and 1,186,570 shares of common stock in 2012, 2011 and 2010, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

4.	RESTRUCTURING AND OTHER SPECIAL CHARGES, NET

Portfolio Realignment

The Company's portfolio realignment initiatives include selling the AND 1 division (TBMC, which was acquired with ASG); exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; closing two U.S. distribution centers; closing or relocating numerous underperforming or poorly aligned retail stores; closing facilities in China; and other infrastructure changes. These portfolio realignment initiatives began in 2011 and continued throughout 2012.

The termination of the Etienne Aigner license agreement is also considered part of the Company’s portfolio realignment initiatives. During 2012, the Company terminated the Etienne Aigner license agreement (“former license agreement”), due to a dispute with the licensor. In conjunction with the termination, the Company recognized an impairment charge of $5.8 million to reduce the remaining unamortized value of the licensed trademark intangible asset to zero.

During 2012, the Company incurred costs related to its portfolio realignment activities of $29.9 million ($19.3 million after-tax, or $0.45 per diluted share). These costs are reflected on the condensed consolidated statement of earnings as $21.0 million in restructuring and other special charges, net, $5.8 million in impairment of intangible assets and $3.1 million in cost of goods sold. Of the $21.0 million in restructuring and other special charges, net, $8.6 million is included in the Wholesale Operations segment, $7.8 million is included in the Famous Footwear segment, $3.7 million is included in the Specialty Retail segment and $0.9 million is included in the Other segment. Of the $3.1 million in cost of goods sold, $2.7 million is included in the Wholesale Operations segment and $0.4 million is included in the Specialty Retail segment.

In conjunction with the sale of TBMC in 2011, the Company recorded a gain of $20.6 million ($14.0 million on an after-tax basis, or $0.32 per diluted share), which is reflected in the consolidated statements of earnings as a component of discontinued operations. Also during 2011, the Company incurred costs related to its portfolio realignment activities of $19.2 million ($12.0 million on an after-tax basis, or $0.28 per diluted share). These costs are reflected on the consolidated statements of earnings as $17.2 million in restructuring and other special charges, net, and $2.0 million in costs of goods sold. Of the $17.2 million, $10.5 million was recorded in the Wholesale Operations segment, $3.3 million was recorded in the Other segment, $2.8 million was recorded in the Famous Footwear segment and $0.6 million was recorded in the Specialty Retail segment. Of the $2.0 million, $1.6 million was recorded in the Wholesale Operations segment and $0.4 million was recorded in the Specialty Retail segment.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total
Original charges and reserve balance	$8.9	$6.1	$1.4	$2.8	$19.2
Amounts settled in 2011	(3.1)	(4.5)	(0.1)	(1.5)	(9.2)
Reserve balance at January 28, 2012	$5.8	$1.6	$1.3	$1.3	$10.0
Additional charges in 2012	6.0	3.1	11.4	9.4	29.9
Amounts settled in 2012	(10.1)	(4.5)	(9.4)	(10.4)	(34.4)
Reserve balance at February 2, 2013	$1.7	$0.2	$3.3	$0.3	$5.5

Acquisition and Integration Related Costs

On February 17, 2011, the Company entered into a Stock Purchase Agreement with ASG’s stockholders, pursuant to which the Company acquired all of the outstanding capital stock of ASG. During 2012, the Company incurred integration related costs totaling $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) all of which were reflected within the Wholesale Operations segment. During 2011, the Company incurred acquisition and integration related costs totaling $6.5 million ($4.5 million on an after-tax basis, or $0.11 per diluted share). Of the $6.5 million costs recorded during 2011, $4.0 million was recorded in the Other segment and $2.5 million was reflected within the Wholesale Operations segment. In 2011, $2.9 million of the ASG acquisition and integration costs related to severance. During 2010, the Company incurred acquisition-related costs totaling $1.1 million ($0.7 million on an after-tax basis, or $0.02 per diluted share). All of the costs incurred in 2010 were reflected within the Other segment. All of the expenses incurred in 2012, 2011 and 2010 were recorded as a component of restructuring and other special charges, net. See Note 2 to the consolidated financial statements for further information.

Organizational Change

During 2012, the Company incurred costs of $2.3 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) related to an organizational change at its corporate headquarters. All of these costs were recorded in the Other segment and as a component of restructuring and other special charges, net. No organizational change costs were incurred 2011 or 2010.

Information Technology Initiatives

During 2008, the Company began implementation of an integrated enterprise resource planning (“ERP”) system provided by third-party vendors to replace certain existing internally developed and certain other third-party applications. The Company went live on the wholesale portion of its new ERP system in the fourth quarter of 2010. During 2010, the Company incurred expenses of $6.8 million ($4.6 million on an after-tax basis, or $0.10 per diluted share) related to these initiatives. Of the $6.8 million in expenses recorded during 2010, $6.1 million was recorded in the Other segment, and the remaining expense was recorded in the Wholesale Operations segment. All expenses incurred were recorded as a component of restructuring and other special charges, net.

`

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

The Company also maintains an unfunded Supplemental Executive Retirement Plan (“SERP”). As of February 2, 2013, the projected benefit obligation of this plan was $8.4 million and the accumulated benefit obligation was $6.9 million.

In addition to providing pension benefits, the Company sponsors unfunded defined benefit postretirement life insurance plans that cover both salaried and hourly employees who became eligible for benefits by January 1, 1995. The life insurance plans provide coverage of up to twenty-thousand dollars for qualifying retired employees.

Benefit Obligations

The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

			Other Postretirement
	Pension Benefits		Benefits
($ thousands)	2012	2011	2012	2011
Benefit obligation at beginning of year	$261,459	$215,373	$3,485	$3,230
Service cost	11,523	9,256	–	–
Interest cost	12,727	12,533	148	176
Plan participants’ contribution	12	11	13	17
Plan amendments	–	153	–	–
Actuarial loss (gain)	16,259	42,746	(236)	315
Benefits paid	(11,464)	(18,590)	(203)	(253)
Foreign exchange rate changes	18	(23)	–	–
Benefit obligation at end of year	$290,534	$261,459	$3,207	$3,485

The accumulated benefit obligation for the United States pension plans was $263.8 million and $236.7 million as of February 2, 2013 and January 28, 2012, respectively. The accumulated benefit obligation for the Canadian pension plans was $4.9 million and $4.6 million as of February 2, 2013 and January 28, 2012, respectively.

			Other Postretirement
	Pension Benefits		Benefits
Weighted–average assumptions used to determine benefit
obligations, end of year	2012	2011	2012	2011
Discount rate	4.50%	4.75%	4.50%	4.75%
Rate of compensation increase	3.50%	4.00%	N/A	N/A

Plan Assets

Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”). The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations. This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining a 70% overall (United States and international) equity commitment, managing an equity overlay strategy. The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments. The Company delegates investment management to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines. The Company’s overall investment strategy is to achieve a mix of approximately 95% of investments for long-term growth and 5% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The target allocations for plan assets for 2013 are 55% domestic equities, 30% debt securities and 15% foreign equities. Allocations may change periodically based upon changing market conditions. Domestic equities did not include any Company stock at February 2, 2013 or January 28, 2012.

Assets of the Canadian pension plans, which total approximately $5.0 million at February 2, 2013, were invested 56% in equity funds, 40% in bond funds and 4% in money market funds. The Canadian pension plans did not include any Company stock as of February 2, 2013 or January 28, 2012.

A financial instrument’s level within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. See further discussion on the fair value hierarchy in Note 13 to the consolidated financial statements. Following is a description of the pension plan investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy.

•

Investments in corporate stocks – common, U.S. government securities, mutual fund, money market funds, real estate investment trusts and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency.

•

Corporate debt instruments and interest rate swap agreements are valued at fair value based on vendor-quoted pricing for which inputs are observable and can be corroborated; therefore, these are classified within Level 2 of the fair value hierarchy.

•

The limited partnership investment represents the pension plan’s undivided interest in a limited partnership. The limited partnership invests primarily in a diversified portfolio of equity securities of U.S. and non-U.S. issuers whose fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency.  Limited partnership assets are allocated to the pension plan by assigning the pension plan transactions that can be specifically identified and allocating non-specific transactions in proportion to the pension plan’s beneficial interest in the limited partnership. This contract is classified within Level 2 of the fair value hierarchy. There are currently no redemption restrictions on the limited partnership investment.

•

The group trust investment is a unitized fund classified within Level 2 of the fair value hierarchy because the fair value is estimated using the NAV per unit based on vendor-quoted pricing for which inputs are observable. There are currently no redemption restrictions on the group trust investment.

•

The unallocated insurance contract is valued at contract value, which approximates fair value; therefore, this contract is classified within Level 3 of the fair value hierarchy. The unallocated insurance contract fair value was $0.1 million as of both February 2, 2013 and January 28, 2012.

The fair values of the Company’s pension plan assets at February 2, 2013 by asset category are as follows:

		Fair Value Measurements at February 2, 2013
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Money market funds	$4,729	$4,729	$–	$–
U.S. government securities	59,342	59,342	–	–
Mutual fund	75,168	75,168	–	–
Limited partnership	35,982	–	35,982	–
Real estate investment trusts	3,239	3,239	–	–
Corporate debt instruments	28,357	–	28,357	–
Corporate stocks – common	136,275	136,275	–	–
S&P 500 Index options	(2,495)	(2,495)	–	–
Interest rate swap agreements	(4,258)	–	(4,258)	–
Unallocated insurance contract	106	–	–	106
Total	$336,445	$276,258	$60,081	$106

The fair values of the Company’s pension plan assets at January 28, 2012 by asset category are as follows:

		Fair Value Measurements at January 28, 2012
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Money market funds	$4,723	$4,723	$–	$–
U.S. government securities	68,667	68,667	–	–
Mutual fund	11,078	11,078	–	–
Limited partnership	31,461	–	31,461	–
Group trust	7,306	–	7,306	–
Real estate investment trusts	2,047	2,047	–	–
Corporate debt instruments	68,240	–	68,240	–
Corporate stocks – common	112,795	112,795	–	–
S&P 500 Index options	1,472	1,472	–	–
Interest rate swap agreements	13,406	–	13,406	–
Unallocated insurance contract	104	–	–	104
Total	$321,299	$200,782	$120,413	$104

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

			Other Postretirement
	Pension Benefits		Benefits
($ thousands)	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$321,299	$265,848	$–	$–
Actual return on plan assets	26,167	66,527	–	–
Employer contributions	413	7,523	190	236
Plan participants’ contributions	12	11	13	17
Benefits paid	(11,464)	(18,590)	(203)	(253)
Foreign exchange rate changes	18	(20)	–	–
Fair value of plan assets at end of year	$336,445	$321,299	$–	$–

The majority of employer contributions for 2011 related to payments due under our SERP. Employer contributions and benefits paid in the above table include both those amounts contributed directly to and paid directly from plan assets and those amounts paid directly to plan participants.

Funded Status

The over-funded status as of February 2, 2013 and January 28, 2012, for pension benefits was $45.9 million and $59.8 million, respectively. The under-funded status as of February 2, 2013 and January 28, 2012, for other postretirement benefits was $3.2 million and $3.5 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

			Other Postretirement
	Pension Benefits		Benefits
($ thousands)	2012	2011	2012	2011
Prepaid pension costs (noncurrent asset)	$54,532	$68,054	$–	$–
Accrued benefit liabilities (current liability)	(1,191)	(226)	(311)	(322)
Accrued benefit liabilities (noncurrent liability)	(7,430)	(7,988)	(2,896)	(3,163)
Net amount recognized at end of year	$45,911	$59,840	$(3,207)	$(3,485)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	the Fair Value		the Fair Value
	of Plan Assets		of Plan Assets
($ thousands)	2012	2011	2012	2011
End of Year
Projected benefit obligation	$8,393	$7,997	$8,393	$7,997
Accumulated benefit obligation	6,872	6,208	6,872	6,208
Fair value of plan assets	–	–	–	–

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit (income) cost at February 2, 2013 and January 28, 2012, and the expected amortization of the February 2, 2013 amounts as components of net periodic benefit (income) cost for the year ended February 1, 2014, are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2012	2011	2012	2011
Components of accumulated other comprehensive
loss (income), net of tax:
Net actuarial loss (gain)	$6,475	$(2,658)	$(587)	$(492)
Net prior service cost	59	67	–	–
Net transition asset	–	(31)	–	–
	$6,534	$(2,622)	$(587)	$(492)

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2013		2013
Expected amortization, net of tax:
Amortization of net actuarial losses		$539		$49
Amortization of net prior service cost		8		–
Amortization of net transition asset		–		–
		$547		$49

Net Periodic Benefit Cost

Net periodic benefit (income) cost for 2012, 2011 and 2010 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2012	2011	2010	2012	2011	2010
Service cost	$11,523	$9,256	$7,826	$–	$–	$–
Interest cost	12,727	12,533	12,102	148	176	186
Expected return on assets	(25,073)	(20,741)	(20,183)	–	–	–
Amortization of:
Actuarial loss (gain)	204	400	172	(82)	(99)	(112)
Prior service cost	13	(8)	(8)	–	–	–
Net transition asset	(43)	(47)	(46)	–	–	–
Settlement cost	–	2,100	878	–	–	–
Total net periodic benefit (income) cost	$(649)	$3,493	$741	$66	$77	$74

Weighted-average assumptions used to determine net (income) cost:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.75%	5.75%	6.00%	4.75%	5.75%	6.00%
Rate of compensation increase	3.50%	4.00%	4.25%	N/A	N/A	N/A
Expected return on plan assets	8.25%	8.50%	8.50%	N/A	N/A	N/A

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

Expected Cash Flows

Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
				Other
				Postretirement
($ thousands)	Funded Plans	SERP	Total	Benefits
Employer Contributions
2013 expected contributions to plan trusts	$1,819	$–	$1,819	$–
2013 expected contributions to plan participants	–	1,191	1,191	311
Expected Benefit Payments
2013	$10,076	$1,191	$11,267	$311
2014	10,610	112	10,722	295
2015	11,124	2,489	13,613	278
2016	11,711	88	11,799	260
2017	12,294	2,998	15,292	242
2018 – 2022	71,688	2,167	73,855	915

Defined-Contribution Plans

The Company’s domestic defined-contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus. The Company’s expense for this plan was $3.4 million, $4.1 million and $3.0 million in 2012, 2011 and 2010, respectively.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.3 million in 2012, 2011 and 2010.

Deferred Compensation Plan

In 2007, the Company established a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan of $1.4 million and $1.1 million as of February 2, 2013 and January 28, 2012, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets. The assets held by the trust of $1.4 million as of February 2, 2013 and $1.1 million as of January 28, 2012 are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $1.1 million as of February 2, 2013 and $0.6 million as of January 28, 2012, are based on 66,394 and 63,936 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

6.	INCOME TAXES

The components of earnings before income taxes from continuing operations consisted of domestic earnings (loss) before income taxes from continuing operations of $10.5 million, $(11.1) million and 23.8 million in 2012, 2011 and 2010, respectively, and foreign earnings before income taxes from continuing operations of $28.0 million, $20.2 million and $29.4 million in 2012, 2011 and 2010, respectively. In addition to the income tax expense associated with continuing operations, we also recorded income tax expense associated with net earnings from discontinued operations of $8.0 million in 2011. The Company did not record net earnings from discontinued operations in 2012 or 2010.

The components of income tax provision on earnings from continuing operations were as follows:

($ thousands)	2012	2011	2010
Federal
Current	$(1,275)	$(2,528)	$(3,001)
Deferred	5,578	319	13,209
	4,303	(2,209)	10,208
State
Current	591	(588)	885
Deferred	1,858	137	2,285
	2,449	(451)	3,170
Foreign	4,591	2,986	2,782
Total income tax provision	$11,343	$326	$16,160

The Company made federal, state and foreign tax payments, net of refunds, of $5.7 million in 2012. The Company received federal, state and foreign tax refunds, net of payments, of $5.7 million and $4.6 million in 2011 and 2010, respectively.

The differences between the tax provision reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2012	2011	2010
Income taxes at statutory rate	$13,491	$3,168	$18,627
State income taxes, net of federal tax benefit	1,592	(293)	2,061
Tax impact of nondeductible stock option expense	16	76	285
Foreign earnings taxed at lower rates	(5,206)	(4,090)	(6,504)
Other	1,450	1,465	1,691
Total income tax provision	$11,343	$326	$16,160

The other category of income tax provision principally represents the impact of expenses that are not deductible for federal income tax purposes.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	February 2, 2013	January 28, 2012
Deferred Tax Assets
Employee benefits, compensation and insurance	$12,913	$18,096
Accrued expenses	17,788	10,207
Postretirement and postemployment benefit plans	1,753	2,088
Deferred rent	381	2,411
Accounts receivable reserves	8,136	5,584
Net operating loss (“NOL”) carryforward/carryback	29,355	30,113
Inventory capitalization and inventory reserves	3,692	4,033
Other	12,956	7,394
Total deferred tax assets, before valuation allowance	86,974	79,926
Valuation allowance	(8,476)	(6,946)
Total deferred tax assets, net of valuation allowance	78,498	72,980
Deferred Tax Liabilities
Retirement plans	(16,496)	(22,550)
LIFO inventory valuation	(42,914)	(36,139)
Capitalized software	(18,433)	(13,469)
Other	(1,949)	(1,288)
Depreciation	(892)	(1,874)
Intangible assets	(10,963)	(14,364)
Total deferred tax liabilities	(91,647)	(89,684)
Net deferred tax liability	$(13,149)	$(16,704)

At the end of 2012, the Company had a net operating loss carryforward with a tax value of $1.8 million related to Shoes.com, which expires in 2019, and various state net operating loss carryforwards with tax values totaling $11.6 million. A valuation allowance of $6.7 million has been established related to these operating loss carryforwards. The Company also has valuation allowances of $0.5 million related to share-based compensation and $1.3 million related to foreign tax credits. The remaining net operating loss will be carried forward to future tax years.

As of February 2, 2013, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation, except for the Company’s Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. If the Company’s unremitted foreign earnings were not considered indefinitely reinvested as of February 2, 2013, additional deferred taxes of approximately $29.5 million would have been provided.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ thousands)
Balance at January 30, 2010	$1,373
Additions for tax positions of prior years	624
Settlements	(887)
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(358)
Balance at January 29, 2011	$752
Settlements	(206)
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(337)
Balance at January 28, 2012	$209
Additions for tax positions of prior years	1,015
Reductions for tax positions of prior years due to a lapse in the statue of limitations	(75)
Balance at February 2, 2013	$1,149

If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income tax provision, thereby impacting the effective tax rate, would be $0.8 million at February 2, 2013, $0.2 million at January 28, 2012 and $0.7 million at January 29, 2011.

Estimated interest related to the underpayment of income taxes was classified as a component of the income tax provision in the consolidated statements of earnings and was insignificant in 2012, 2011 and 2010. Accrued interest was $0.1 million February 2, 2013 and $0.1 million at January 28, 2012.

For federal purposes, the Company’s tax years 2009 to 2011 (fiscal years ending January 30, 2010, January 29, 2011 and January 28, 2012) remain open to examination. The Company also files tax returns in various foreign jurisdictions and numerous states for which various tax years are subject to examination. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

7.	BUSINESS SEGMENT INFORMATION

The Company’s reportable segments include Famous Footwear, Wholesale Operations, Specialty Retail and Other.

Famous Footwear, which represents the Company’s largest division, operated 1,055 stores at the end of 2012, primarily selling branded footwear for the entire family.

The Wholesale Operations segment sources and markets licensed, branded and private-label footwear primarily to national chains, department stores, independent retailers, mass merchandisers, online retailers and catalogs as well as Company-owned Famous Footwear and Specialty Retail segments.

The Specialty Retail segment included 106 stores in the United States, 90 stores in Canada and 26 stores in China at the end of 2012, selling primarily Naturalizer brand footwear in regional malls and outlet centers as well as other e-commerce businesses.

The Other segment includes corporate assets and administrative expenses and other costs and recoveries that are not allocated to the operating units.

The Company’s retail and wholesale reportable segments are operating units that market to different customers and are each managed separately. An operating segment’s performance is evaluated and resources are allocated based on operating earnings (loss). Operating earnings (loss) represent gross profit, less selling and administrative expenses,  restructuring and other special charges, net and impairment of intangible assets. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment sales are generally recorded at a profit to the selling segment. All intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings of the selling segment.

	Famous	Wholesale	Specialty
($ thousands)	Footwear	Operations	Retail	Other	Total
Fiscal 2012
External sales	$1,514,349	$845,176	$238,540	$–	$2,598,065
Intersegment sales	2,311	229,206	–	–	231,517
Depreciation and amortization	22,819	13,688	2,991	17,846	57,344
Operating earnings (loss)	94,096	17,581	(8,850)	(41,220)	61,607
Operating segment assets	472,180	506,523	59,475	133,081	1,171,259
Purchases of property and equipment	34,931	8,969	6,716	5,185	55,801
Capitalized software	–	3	–	7,925	7,928

Fiscal 2011
External sales	$1,456,314	$870,873	$255,637	$–	$2,582,824
Intersegment sales	2,156	211,631	–	–	213,787
Depreciation and amortization	26,116	15,521	3,517	16,295	61,449
Operating earnings (loss)	62,515	16,739	(7,627)	(36,077)	35,550
Operating segment assets	435,344	595,355	56,151	140,626	1,227,476
Purchases of property and equipment	16,272	5,991	3,901	1,693	27,857
Capitalized software	273	15	–	10,419	10,707

Fiscal 2010
External sales	$1,486,538	$754,389	$263,164	$–	$2,504,091
Intersegment sales	1,939	192,157	–	–	194,096
Depreciation and amortization	26,017	9,410	3,852	13,238	52,517
Operating earnings (loss)	90,419	32,227	(5,970)	(44,012)	72,664
Operating segment assets	473,098	401,700	56,941	216,304	1,148,043
Purchases of property and equipment	22,066	2,619	2,730	3,366	30,781
Capitalized software	253	–	–	23,793	24,046

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

($ thousands)	2012	2011	2010
Operating earnings	$61,607	$35,550	$72,664
Interest expense	(23,382)	(26,141)	(19,647)
Loss on early extinguishment of debt	–	(1,003)	–
Interest income	322	644	203
Earnings before income taxes from continuing operations	$38,547	$9,050	$53,220

In 2012, the impact of restructuring and other special charges, net, included in operating earnings was as follows:

•	Wholesale – $8.6 million of charges related to the Company’s portfolio realignment and $0.7 million related to integration costs of ASG.
•	Famous Footwear – $7.8 million of charges related to the Company’s portfolio realignment initiatives.
•	Specialty Retail – $3.7 million of charges related to the Company’s portfolio realignment initiatives.
•	Other – $2.3 million of charges related to the organizational change at the Company’s corporate headquarters and $0.9 million of charges related to the Company’s portfolio realignment initiatives.

In 2011, the impact of restructuring and other special charges, net, included in operating earnings was as follows:

•	Wholesale – $10.5 million of charges related to the Company’s portfolio realignment and $2.5 million related to integration costs of ASG.
•	Other – $4.0 million of charges related to the Company’s acquisition and integration costs of ASG and $3.3 million of charges related to portfolio realignment initiatives.
•	Famous Footwear – $2.8 million of charges related to the Company’s portfolio realignment initiatives.
•	Specialty Retail – $0.6 million of charges related to the Company’s portfolio realignment initiatives.

In 2010, the impact of restructuring and other special charges, net, included in operating earnings was as follows:

•	Other – $6.1 million of charges related to the Company’s information technology initiatives and $1.1 million of charges related to the acquisition of ASG.
•	Wholesale Operations – $0.7 million of charges related to the Company’s information technology initiatives.

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

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2012	2011	2010
Net Sales
United States	$2,295,739	$2,259,907	$2,179,658
Far East	233,843	215,263	217,346
Canada	68,483	107,654	107,087
Total net sales	$2,598,065	$2,582,824	$2,504,091

Long-Lived Assets
United States	$381,459	$396,412	$331,092
Far East	9,478	10,632	3,749
Canada	7,824	5,223	4,888
Latin America, Europe and other	70	71	33
Total long-lived assets	$398,831	$412,338	$339,762

Long-lived assets consisted primarily of property and equipment, intangible assets, prepaid pension costs,  goodwill and other noncurrent assets.

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	February 2, 2013	January 28, 2012
Land and buildings	$40,774	$42,049
Leasehold improvements	172,635	170,824
Technology equipment	48,448	47,371
Machinery and equipment	54,871	64,085
Furniture and fixtures	108,622	107,320
Construction in progress	16,542	5,034
Property and equipment	441,892	436,683
Allowances for depreciation	(295,803)	(305,212)
Property and equipment, net	$146,089	$131,471

Useful lives of property and equipment are as follows:

Buildings	15-30 years
Leasehold improvements	5-20 years
Technology equipment	3-10 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

The Company recorded charges for impairment, primarily for leasehold improvements and furniture and fixtures in the Company’s retail stores, of $4.1 million, $1.9 million and $2.8 million in 2012, 2011 and 2010, respectively. Of the $4.1 million impairment charges in 2012, $3.6 million is included in restructuring and other special charges, net, and $0.5 million is included in selling and administrative expenses. All of the charges in 2011 and 2010 are included in selling and administrative expenses. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

	February 2,	January 28,
($ thousands)	2013	2012

Intangible Assets
Famous Footwear	$2,800	$2,800
Wholesale Operations	147,003	155,003
Specialty Retail	200	200
Total intangible assets	150,003	158,003
Accumulated amortization	(56,979)	(57,017)
Total intangible assets, net	93,024	100,986
Goodwill
Wholesale Operations	39,604	39,604
Total goodwill	39,604	39,604
Goodwill and intangible assets, net	$132,628	$140,590

Intangible assets of $42.5 million as of February 2, 2013 and January 28, 2012 are not subject to amortization. All remaining intangible assets are subject to amortization and have useful lives ranging from four to 20 years. Amortization expense related to intangible assets was $7.2 million, $8.3 million and $6.7 million in 2012, 2011 and 2010, respectively. The Company estimates the following amortization expense related to intangible assets: $6.9 million in 2013 and 2014 and $6.0 million in 2015, 2016 and 2017.

During 2012, the Company terminated the Etienne Aigner license agreement, due to a dispute with the licensor and recognized an impairment charge of $5.8 million, to reduce the remaining unamortized value of the licensed trademark intangible asset to zero. Also during 2012, the Company acquired a trademark for $5.0 million. The trademark is being amortized over a 15 year useful life.

The decrease in intangible assets of the Wholesale Operations segment from January 28, 2012 to February 2, 2013 is primarily related to the impairment of the Etienne Aigner licensed trademark and amortization, partially offset by the acquisition of a trademark.

As a result of its annual impairment testing, the Company did not record any other impairment charges during 2012 and 2011 related to intangible assets.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired. A fair-value-based test is applied at the reporting unit level and compares the fair value of the reporting unit, with attributable goodwill, to the carrying value of such reporting unit. This test requires various judgments and estimates. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. An adjustment will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed a goodwill impairment test as of the first day of the Company’s fourth fiscal quarter, resulting in no impairment charges.

10.	LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of February 2, 2013.

The maximum amount of borrowings under either the Credit Agreement or Former Credit Agreement at the end of any month was $230.0 million in 2012 and $373.0 million in 2011. The average daily borrowings during the year were $141.2 million in 2012 and $257.2 million in 2011. The weighted-average interest rates approximated 2.8% in 2012 and 2.9% in 2011.

At February 2, 2013, the Company had $105.0 million in borrowings outstanding and $9.0 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $380.6 million at February 2, 2013.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities, including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. Proceeds from the sale of TBMC were reinvested into our business as allowed by the 2019 Senior Notes. As of February 2, 2013, the Company was in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Cash payments of interest for these financing arrangements during 2012, 2011 and 2010 were $20.3 million, $23.2 million and $18.0 million, respectively.

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

Rent expense for operating leases was:

($ thousands)	2012	2011	2010
Minimum rent	$148,225	$153,417	$150,282
Contingent rent	567	408	314
Sublease income	(1,145)	(1,121)	(299)
Total	$147,647	$152,704	$150,297

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at February 2, 2013:

($ thousands)
2013	$150,207
2014	129,224
2015	104,634
2016	80,857
2017	55,912
Thereafter	133,701
Total minimum operating lease payments	$654,535

12.	RISK MANAGEMENT AND DERIVATIVES

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

The Company’s Wholesale Operations segment sells to national chains, department stores, independent retailers, mass merchandisers, online retailers and catalogs primarily in the United States, Canada and China. Receivables arising from these sales are not collateralized; however, a portion is covered by documentary letters of credit. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through January 2014. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for 2012, 2011 and 2010 was not material.

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

As of February 2, 2013, the Company had forward contracts maturing at various dates through January 2014. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	February 2, 2013	January 28, 2012
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$18,442	$19,002
Chinese yuan	15,544	43,407
Euro	3,459	7,293
Japanese yen	1,665	1,365
New Taiwanese dollars	734	830
Great Britain pounds sterling	63	2,947
Other currencies	729	1,107
	$40,636	$75,951

The classification and fair values of derivative instruments designated as hedging instruments included within the consolidated balance sheet as of February 2, 2013 and January 28, 2012 are as follows:

($ in thousands)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange forwards contracts:
	Prepaid expenses and
February 2, 2013	other current assets	$380	Other accrued expenses	$373

	Prepaid expenses and other
January 28, 2012	current assets	$839	Other accrued expenses	$633

During 2012 and 2011, the effect of derivative instruments in cash flow hedging relationships on the consolidated statement of earnings was as follows:

($ in thousands)	Fiscal Year Ended 2012		Fiscal Year Ended 2011
Foreign exchange forward contracts:	Gain (Loss) Recognized in	Gain (Loss) Reclassified from	Gain (Loss) Recognized in	Gain (Loss) Reclassified from
Income Statement Classification	OCI on	Accumulated OCI	OCI on	Accumulated OCI
Gains (Losses) - Realized	Derivatives	into Earnings	Derivatives	into Earnings
Net sales	$6	$(27)	$(99)	$(145)
Cost of goods sold	(546)	(325)	335	(90)
Selling and administrative expenses	(9)	(16)	232	169
Interest expense	(7)	–	14	–

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

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of PSUs. Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The fair value of the liabilities is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency (Level 1). Additional information related to the Company’s Deferred Compensation Plan for Non-Employee Directors is disclosed in Note 5 to the consolidated financial statements.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Note 1 and Note 12 to the consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 2, 2013 and January 28, 2012. The Company did not have any transfers between Level 1 and Level 2 during 2012 or 2011.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of February 2, 2013:
Cash equivalents – money market funds	$27,223	$27,223	$–	$–
Non-qualified deferred compensation plan assets	1,411	1,411	–	–
Non-qualified deferred compensation plan
liabilities	(1,411)	(1,411)	–	–
Deferred compensation plan liabilities for non-
employee directors	(1,139)	(1,139)	–	–
Derivative financial instruments, net	7	–	7	–

As of January 28, 2012:
Cash equivalents – money market funds	$5,063	$5,063	$–	$–
Non-qualified deferred compensation plan assets	1,081	1,081	–	–
Non-qualified deferred compensation plan
liabilities	(1,081)	(1,081)	–	–
Deferred compensation plan liabilities for non-
employee directors	(620)	(620)	–	–
Derivative financial instruments, net	206	–	206	–

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs. Long-lived assets held and used with a carrying amount of $61.5 million were written down to their fair value, resulting in impairment charges of $4.1 million in 2012. Of the $4.1 million impairment charges, $1.6 million related to the Famous Footwear segment, $1.4 million related to the Wholesale Operations segment and $1.1 million related to the Specialty Retail segment. Of the $1.6 million related to the Famous Footwear segment, $1.3 million is included in restructuring and other special charges, net, and $0.3 million is included in selling and administrative expenses. The $1.4 million related to the Wholesale Operations segment is included in restructuring and other special charges, net. Of the $1.1 million related to the Specialty Retail segment, $0.9 million is included in restructuring and other special charges, net, and $0.2 million is included in selling and administrative expenses.

The Company recognized impairment charges in selling and administrative expenses, primarily related to underperforming retail stores, of $1.9 million and $2.8 million during 2011 and 2010, respectively. Of the $1.9 million in 2011, $1.4 million related to the Famous Footwear segment and $0.5 million related to the Specialty Retail segment. Of the $2.8 million in 2010, $1.9 million related to the Famous Footwear segment and $0.9 million related to the Specialty Retail segment.

The Company performed its annual impairment tests of indefinite lived intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). As a result of its annual impairment testing, the Company did not record any impairment charges during 2012 and 2011 related to intangible assets.

The Company performed its annual impairment test of goodwill, which involves estimating the fair value of its reporting units using significant unobservable inputs (Level 3). The 2012 impairment test, performed as of the first day of the Company’s fourth fiscal quarter, resulted in no impairment charges. See Note 1 and Note 9 for additional information related to the impairment test of goodwill.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable and borrowing under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	February 2, 2013		January 28, 2012
	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value
Senior Notes	$198,823	$208,000	$198,633	$190,000

The fair value of the Company’s Senior Notes was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

14.	COMMON STOCK REPURCHASES

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

Repurchases Related to Employee Share-based Awards

During 2012 and 2011,  298,636 shares and 37,695 shares, respectively, were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

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

Share-based compensation expense of $6.5 million, $5.6 million and $6.1 million was recognized in 2012, 2011 and 2010, respectively, as a component of selling and administrative expenses. The following table details the share-based compensation expense by plan and the total related income tax benefit for 2012, 2011 and 2010:

($ thousands)	2012	2011	2010
Expense for share-based compensation plans:
Stock options	$215	$513	$824
Stock performance awards	328	471	1,243
Restricted stock grants	5,946	4,649	4,077
Total share-based compensation expense	6,489	5,633	6,144
Less: Income tax benefit	2,507	2,107	2,082
Total share-based compensation expense, net of income tax benefit	$3,982	$3,526	$4,062

The Company issued 925,676, 559,401 and 546,300 shares of common stock in 2012, 2011 and 2010, respectively, for restricted stock grants, stock options exercised and stock performance awards issued to employees and common and restricted stock grants issued to directors. There were no significant modifications to any share-based awards in 2012, 2011 or 2010.

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

The Company granted 26,000,  111,500 and 143,000 stock options during 2012, 2011 and 2010, respectively. Fair values of options granted in 2012, 2011 and 2010 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

	2012	2011	2010
Dividend yield	3.1%	2.2%	2.0%
Expected volatility	66.5%	62.9%	59.8%
Risk-free interest rate	1.4%	2.5%	2.9%
Expected term (in years)	7	7	7

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

Summarized information about stock options outstanding and exercisable at February 2, 2013 is as follows:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	of	Remaining	Exercise	of	Exercise
Exercise Price Range	Options	Life (Years)	Price	Options	Price
$3.33 – $8.65	127,700	7	$4.07	60,625	$3.83
$8.66 – $13.97	163,406	4	10.75	109,281	11.19
$13.98 – $19.29	774,548	3	15.75	706,548	15.87
$19.30 – $24.61	140,906	3	21.38	140,906	21.38
$24.62 – $29.93	3,000	4	24.97	3,000	24.97
$29.94 – $35.25	80,247	4	35.25	80,247	35.25
	1,289,807	3	$15.81	1,100,607	$16.88

The weighted-average remaining contractual term of stock options outstanding and currently exercisable at February 2, 2013 was 3.4 years and 2.7 years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at February 2, 2013 was $3.9 million and $2.4 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for 2012 under the current and prior plans:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at January 28, 2012	1,662,610	$15.79
Granted	26,000	9.18
Exercised	(139,243)	10.10
Forfeited	(253,935)	18.43
Canceled or expired	(5,625)	8.04
Outstanding at February 2, 2013	1,289,807	$15.81
Exercisable at February 2, 2013	1,100,607	$16.88

The intrinsic value of stock options exercised was $0.5 million, $0.4 million and $1.1 million for 2012, 2011 and 2010, respectively. The amount of cash received from the exercise of stock options was $0.9 million in each of 2012, 2011 and 2010. In addition, 33,033,  349 and 7,124 shares were tendered by employees in satisfaction of the exercise price of stock options during 2012, 2011 and 2010, respectively. The tax impact associated with stock options exercised was less than $0.1 million for 2012,  less than $0.1 million for 2011, and  $0.2 million for 2010.

The following table summarizes nonvested stock option activity for 2012 under the current and prior plans:

	Number of	Weighted-Average
	Nonvested	Grant Date
	Options	Fair Value
Nonvested at January 28, 2012	278,275	$5.26
Granted	26,000	5.46
Vested	(95,350)	5.18
Forfeited	(19,725)	6.50
Nonvested at February 2, 2013	189,200	$5.07

The weighted-average grant date fair value of stock options granted for 2012, 2011 and 2010 was $5.46, $6.83 and $7.48, respectively. The total grant date fair value of stock options vested during 2012, 2011 and 2010 was $0.5 million, $0.9 million and $1.3 million, respectively. As of February 2, 2013, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $0.3 million, which will be amortized over the weighted-average remaining requisite service period of 2.4 years.

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

The following table summarizes restricted stock activity for the year ended February 2, 2013:

	Number of	Weighted-Average
	Nonvested	Grant Date
	Restricted Shares	Fair Value
Nonvested at January 28, 2012	1,850,297	$11.09
Granted	759,400	9.71
Vested	(330,072)	14.43
Forfeited	(169,300)	11.39
Nonvested at February 2, 2013	2,110,325	$10.14

For the years ended February 2, 2013, January 28, 2012 and January 29, 2011, restricted shares granted were 759,400,  656,350 and 565,864, respectively. Restricted shares forfeited during 2012, 2011 and 2010 were 169,300,  186,350 and 100,719, respectively. The weighted-average fair value of restricted stock awards granted for the years ended February 2, 2013, January 28, 2012, and January 29, 2011, was $9.71, $13.78 and $13.97, respectively. The total grant date fair value of restricted stock awards vested during the years ended February 2, 2013, January 28, 2012 and January 29, 2011, was $4.8 million, $3.4 million and $4.4 million, respectively. As of February 2, 2013, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $10.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.

The Company recognized $0.9 million and $1.0 million in 2012 and 2011, respectively, of excess tax benefits related to restricted stock vesting and dividends, which was reflected as an increase to additional paid-in capital. During 2010, the Company recognized $0.3 million, of excess tax deficiencies related to restricted stock vesting and dividends, which was reflected as a decrease to additional paid-in capital.

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

The following table summarizes restricted stock unit activity for the year ended February 2, 2013:

		Outstanding			Accrued(1)	Nonvested RSUs
		Number of	Number of	Total	Total	Weighted-Average
		Vested	Nonvested	Number	Number	Grant Date
		RSUs	RSUs	of RSUs	of RSUs	Fair Value
	January 28, 2012	165,338	65,975	231,313	209,321	$10.41
	Granted (2)	4,377	68,215	72,592	50,325	11.94
	Vested	67,390	(67,390)	–	21,992	10.47
	Settled	(6,432)	–	(6,432)	(6,432)	16.31
	February 2, 2013	230,673	66,800	297,473	275,206	$11.91
(1)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.
(2)	Granted RSUs include 5,792 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 4,377 related to outstanding vested RSUs and 1,415 related to outstanding nonvested RSUs.

Information about RSUs granted, vested and settled during 2012, 2011 and 2010 is as follows:

	($ thousands, except per unit amounts)	2012	2011	2010
	Weighted-average grant date fair value of RSUs granted(1)	$12.04	$10.31	$16.46
	Fair value of RSUs vested	1,156	601	534
	RSUs settled	6,432	47,796	–
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the total related income tax benefit for 2012, 2011 and 2010:

($ thousands)	2012	2011	2010
Compensation expense	$2,769	$159	$798
Income tax benefit	(1,077)	(62)	(310)
Compensation expense, net of income tax benefit	$1,692	$97	$488

The aggregate intrinsic value of RSUs outstanding and currently vested at February 2, 2013 is $5.1 million and $4.0 million, respectively. Aggregate intrinsic value for RSUs is calculated based on the average of the high and low prices of the Company’s common stock as of the reporting date. As of February 2, 2013 and January 28, 2012, the liabilities associated with the accrued RSUs totaled $4.7 million and $2.0 million, respectively.

Stock Performance Awards

Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted stock performance awards at a target number of shares, which cliff-vest generally over a three-year service period. At the end of the three-year period, the employee will be given an amount of shares between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the three-year period. Beginning in 2012, stock performance awards will only settle in cash.

Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or cash to be awarded on a straight-line basis over the three-year service period. The fair value of the stock performance awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding stock performance awards for 222,325 shares at a 60% target level as of February 2, 2013, which may result in the issuance of up to 382,525 shares at the end of the service periods.

The following table summarizes stock performance activity for the year ended February 2, 2013:

	Number of	Number of	Weighted-
	Nonvested Stock Performance Awards at	Nonvested Stock Performance Awards	Average Grant Date
	Target Level	at Maximum Level	Fair Value
Nonvested at January 28, 2012	285,750	428,625	$14.56
Granted	104,325	208,650	9.46
Vested	(140,000)	(210,000)	13.99
Expired	–	–	–
Forfeited	(27,750)	(44,750)	13.34
Nonvested at February 2, 2013	222,325	382,525	$12.67

The weighted-average grant-date fair value of stock performance awards granted for 2012, 2011, and 2010 was $9.46,  $15.20,  and $13.99, respectively. Stock performance awards of 140,000 and 323,500 vested in 2012 and 2011, respectively, and no awards vested in 2010. As of February 2, 2013, the remaining unrecognized compensation cost related to nonvested stock performance awards was $1.6 million.

16.	RELATED PARTY TRANSACTIONS

C. banner International Holdings Limited

The Company entered into a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) (formerly known as Hongguo International Holdings Limited) to market Naturalizer footwear in China in 2007. The Company is a 51% owner of B&H Footwear, the joint venture, with CBI owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department stores and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to CBI on a wholesale basis. CBI then sells Naturalizer products through retail stores in China. During 2012, 2011 and 2010, the Company, through its consolidated subsidiary, B&H Footwear, sold $6.9 million, $5.9 million and $3.9 million, respectively, of Naturalizer footwear on a wholesale basis to CBI.

17.	COMMITMENTS AND CONTINGENCIES

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company submitted a proposed expanded remedy workplan and is awaiting public comment and feedback from the oversight authorities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.9 million as of February 2, 2013. The Company expects to spend approximately $0.2 million in each of the next five years and $14.9 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through February 2, 2013 were $25.8 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at February 2, 2013 is $7.8 million, of which $7.0 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $7.8 million reserve, $4.8 million is for on-site remediation and $3.0 million is for off-site remediation.

Other

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.6 million at February 2, 2013, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.0 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.0 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.4 million as of February 2, 2013, to complete the cleanup, maintenance and monitoring at all sites. Of the $9.4 million liability, $8.4 million is recorded in other liabilities and $1.0 million is recorded in other accrued expenses. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation

Etienne Aigner License Termination

During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement, due to a dispute with the licensor. The term of the former license agreement extended through 2018. The former license agreement would have required guaranteed minimum royalty payments to the licensor of an additional $20.9 million between July 12, 2012 and contract expiration in 2018. The licensor has disputed the basis on which the Company terminated the former license agreement, which has resulted in the parties seeking binding arbitration of their dispute. On October 8, 2012, the Company instituted the arbitration proceedings alleging that the licensor breached the license agreement and is seeking damages. On October 19, 2012, the licensor responded by denying the Company’s allegations, asserting its own claims for breach of the license agreement and is seeking damages. The arbitration is currently scheduled for May 2013. Due to the early stage of the proceedings, the ultimate outcome is uncertain and the Company has not recorded a liability or receivable for this matter.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending is not expected to have a material adverse effect on the Company’s results of operations or financial position. Legal costs associated with litigation are generally expensed as incurred.

Other

In 2004, the Company was notified of the insolvency of an insurance company that insured the Company for workers’ compensation and casualty losses from 1973 to 1989. That company is now in liquidation. Certain claims from that time period are still outstanding, for which the Company has an accrued liability of $1.4 million as of February 2, 2013. While management believes it has an appropriate reserve for this matter, the ultimate outcome and cost to the Company may vary.

At February 2, 2013, the Company was contingently liable for remaining lease commitments of approximately $0.2 million in the aggregate, which relate to former retail locations that it exited in prior years. These obligations will continue to decline over the next several years as leases expire. In order for the Company to incur any liability related to these lease commitments, the current lessees would have to default.

18.	FINANCIAL INFORMATION FOR THE COMPANY AND ITS SUBSIDIARIES

Brown Shoe Company, Inc. issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing agreement. The following table presents the consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the Guarantors and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. The Guarantors are 100% owned by the Parent.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 2, 2013

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$–	$32,060	$36,163	$–	$68,223
Receivables	70,308	18,088	37,287	–	125,683
Inventories	94,817	421,914	16,544	–	533,275
Prepaid expenses and other current assets	15,099	29,136	1,012	–	45,247
Total current assets	180,224	501,198	91,006	–	772,428
Other assets	99,527	19,739	848	–	120,114
Goodwill and intangible assets, net	37,270	19,901	75,457	–	132,628
Property and equipment, net	27,931	109,457	8,701	–	146,089
Investment in subsidiaries	765,729	91,136	113,033	(969,898)	–
Total assets	$1,110,681	$741,431	$289,045	$(969,898)	$1,171,259

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$105,000	$–	$–	$–	$105,000
Trade accounts payable	54,126	126,293	42,323	–	222,742
Other accrued expenses	54,729	79,492	7,146	–	141,367
Total current liabilities	213,855	205,785	49,469	–	469,109
Other liabilities:
Long-term debt	198,823	–	–	–	198,823
Other liabilities	15,897	46,658	14,871	–	77,426
Intercompany payable (receivable)	256,977	(389,774)	132,797	–	–
Total other liabilities	471,697	(343,116)	147,668	–	276,249
Equity:
Brown Shoe Company, Inc. shareholders’ equity	425,129	878,762	91,136	(969,898)	425,129
Noncontrolling interests	–	–	772	–	772
Total equity	425,129	878,762	91,908	(969,898)	425,901
Total liabilities and equity	$1,110,681	$741,431	$289,045	$(969,898)	$1,171,259

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$732,350	$1,882,809	$191,994	$(209,088)	$2,598,065
Cost of goods sold	566,045	1,076,068	154,681	(209,088)	1,587,706
Gross profit	166,305	806,741	37,313	–	1,010,359
Selling and administrative expenses	193,763	714,434	10,760	–	918,957
Restructuring and other special charges, net	12,533	11,485	–	–	24,018
Impairment of intangible assets	5,777	–	–	–	5,777
Equity in (earnings) loss of subsidiary	(65,160)	(23,079)	–	88,239	–
Operating earnings (loss)	19,392	103,901	26,553	(88,239)	61,607
Interest expense	(23,378)	(4)	–	–	(23,382)
Interest income	10	258	54	–	322
Intercompany interest income (expense)	13,073	(13,525)	452	–	–
Earnings (loss) before income taxes from continuing operations	9,097	90,630	27,059	(88,239)	38,547
Income tax benefit (provision)	18,394	(25,470)	(4,267)	–	(11,343)
Net earnings (loss) from continuing operations	27,491	65,160	22,792	(88,239)	27,204
Net loss attributable to noncontrolling interests	–	–	(287)	–	(287)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$27,491	$65,160	$23,079	$(88,239)	$27,491

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$27,491	$65,160	$22,792	$(88,239)	$27,204
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	–	475	–	–	475
Pension and other postretirement benefits adjustments	(8,871)	(190)	–	–	(9,061)
Unrealized loss on derivative financial instruments, net of tax	(49)	(353)	–	–	(402)
Net loss from derivatives reclassified into earnings, net of tax	183	64	–	–	247
Other comprehensive loss, net of tax	(8,737)	(4)	–	–	(8,741)
Comprehensive income (loss)	18,754	65,156	22,792	(88,239)	18,463
Comprehensive loss attributable to noncontrolling interest	–	–	(275)	–	(275)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$18,754	$65,156	$23,067	$(88,239)	$18,738

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by (used for) operating activities	$53,628	$110,422	$33,887	$–	$197,937
Investing activities
Purchases of property and equipment	(10,132)	(43,711)	(1,958)	–	(55,801)
Capitalized software	(7,925)	–	(3)	–	(7,928)
Acquisition cost	–	(5,000)	–	–	(5,000)
Net cash used for investing activities	(18,057)	(48,711)	(1,961)	–	(68,729)
Financing activities
Borrowings under revolving credit agreement	805,000	–	–	–	805,000
Repayments under revolving credit agreement	(901,000)	–	–	–	(901,000)
Intercompany financing	77,582	(64,083)	(13,499)	–	–
Dividends paid	(12,011)	–	–	–	(12,011)
Issuance of common stock under share-based plans, net	(1,700)	–	–	–	(1,700)
Tax benefit related to share-based plans	944	–	–	–	944
Net cash used for financing activities	(31,185)	(64,083)	(13,499)	–	(108,767)
Effect of exchange rate changes on cash and cash equivalents	–	100	–	–	100
Increase (decrease) in cash and cash equivalents	4,386	(2,272)	18,427	–	20,541
Cash and cash equivalents at beginning of period	(4,386)	34,332	17,736	–	47,682
Cash and cash equivalents at end of period	$–	$32,060	$36,163	$–	$68,223

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 28, 2012

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$(4,386)	$34,332	$17,736	$–	$47,682
Receivables	78,129	24,082	51,811	–	154,022
Inventories	129,776	418,264	13,757	–	561,797
Prepaid expenses and other current assets	35,625	14,685	1,327	–	51,637
Total current assets	239,144	491,363	84,631	–	815,138
Other assets	115,515	23,844	918	–	140,277
Goodwill and intangible assets, net	47,765	16,160	76,665	–	140,590
Property and equipment, net	23,621	97,887	9,963	–	131,471
Investment in subsidiaries	813,602	68,057	–	(881,659)	–
Total assets	$1,239,647	$697,311	$172,177	$(881,659)	$1,227,476

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$201,000	$–	$–	$–	$201,000
Trade accounts payable	49,238	92,431	48,942	–	190,611
Other accrued expenses	60,079	65,676	7,214	–	132,969
Total current liabilities	310,317	158,107	56,156	–	524,580
Other liabilities:
Long-term debt	198,633	–	–	–	198,633
Other liabilities	29,702	46,717	14,128	–	90,547
Intercompany payable (receivable)	288,326	(321,115)	32,789	–	–
Total other liabilities	516,661	(274,398)	46,917	–	289,180
Equity:
Brown Shoe Company, Inc. shareholders’ equity	412,669	813,602	68,057	(881,659)	412,669
Noncontrolling interests	–	–	1,047	–	1,047
Total equity	412,669	813,602	69,104	(881,659)	413,716
Total liabilities and equity	$1,239,647	$697,311	$172,177	$(881,659)	$1,227,476

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED JANUARY 28, 2012

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$691,008	$1,857,192	$219,939	$(185,315)	$2,582,824
Cost of goods sold	529,087	1,061,312	181,100	(185,315)	1,586,184
Gross profit	161,921	795,880	38,839	–	996,640
Selling and administrative expenses	168,414	715,987	53,018	–	937,419
Restructuring and other special charges, net	20,308	3,363	–	–	23,671
Equity in (earnings) loss of subsidiaries	(49,662)	14,613	–	35,049	–
Operating earnings (loss)	22,861	61,917	(14,179)	(35,049)	35,550
Interest expense	(26,113)	(633)	605	–	(26,141)
Loss on early extinguishment of debt	(1,003)	–	–	–	(1,003)
Interest income	1	247	396	–	644
Intercompany interest income (expense)	15,714	(15,098)	(616)	–	–
Earnings (loss) before income taxes from continuing operations	11,460	46,433	(13,794)	(35,049)	9,050
Income tax benefit (provision)	13,129	(12,437)	(1,018)	–	(326)
Net earnings (loss) from continuing operations	24,589	33,996	(14,812)	(35,049)	8,724
Discontinued operations:
Earnings from operations of subsidiary, net of tax	–	1,701	–	–	1,701
Gain on sale of subsidiary, net of tax	–	13,965	–	–	13,965
Net earnings from discontinued operations	–	15,666	–	–	15,666
Net earnings (loss)	24,589	49,662	(14,812)	(35,049)	24,390
Net loss attributable to noncontrolling interests	–	–	(199)	–	(199)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$24,589	$49,662	$(14,613)	$(35,049)	$24,589

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE FISCAL YEAR ENDED JANUARY 28, 2012

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$24,589	$49,662	$(14,812)	$(35,049)	$24,390
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	–	1,320	(1,113)	–	207
Pension and other postretirement benefits adjustments	3,358	(417)	–	–	2,941
Unrealized (loss) gain on derivative financial instruments, net of tax	(36)	379	–	–	343
Net loss from derivatives reclassified into earnings, net of tax	22	22	–	–	44
Other comprehensive income (loss), net of tax	3,344	1,304	(1,113)	–	3,535
Comprehensive income (loss)	27,933	50,966	(15,925)	(35,049)	27,925
Comprehensive loss attributable to noncontrolling interest	–	–	(160)	–	(160)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$27,933	$50,966	$(15,765)	$(35,049)	$28,085

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED JANUARY 28, 2012

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(205,188)	$234,780	$18,439	$55	$48,086
Investing activities
Purchases of property and equipment	(2,739)	(21,917)	(3,201)	–	(27,857)
Capitalized software	(10,419)	(288)	–	–	(10,707)
Acquisition cost	–	–	(156,636)	–	(156,636)
Cash recognized on initial consolidation	–	3,121	–	–	3,121
Net proceeds from sale of subsidiary	–	61,922	(6,572)	–	55,350
Net cash (used for) provided by investing activities	(13,158)	42,838	(166,409)	–	(136,729)
Financing activities
Borrowings under revolving credit agreement	1,595,500	–	–	–	1,595,500
Repayments under revolving credit agreement	(1,592,500)	–	–	–	(1,592,500)
Intercompany financing	205,689	(271,509)	65,875	(55)	–
Proceeds from issuance of 2019 Senior Notes	198,633	–	–	–	198,633
Redemption of 2012 Senior Notes	(150,000)	–	–	–	(150,000)
Dividends paid	(12,076)	–	–	–	(12,076)
Debt issuance costs	(6,428)	–	–	–	(6,428)
Acquisition of treasury stock	(25,484)	–	–	–	(25,484)
Issuance of common stock under share-based plans, net	918	–	–	–	918
Tax (deficiency) benefit related to share-based plans	(292)	1,292	–	–	1,000
Contributions by noncontrolling interests	–	–	378	–	378
Net cash provided by (used for) financing activities	213,960	(270,217)	66,253	(55)	9,941
Effect of exchange rate changes on cash and cash equivalents	–	(164)	–	–	(164)
(Decrease) increase in cash and cash equivalents	(4,386)	7,237	(81,717)	–	(78,866)
Cash and cash equivalents at beginning of period	–	27,095	99,453	–	126,548
Cash and cash equivalents at end of period	$(4,386)	$34,332	$17,736	$–	$47,682

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED JANUARY 29, 2011

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$714,388	$1,768,767	$216,604	$(195,668)	$2,504,091
Cost of goods sold	545,219	967,712	183,274	(195,668)	1,500,537
Gross profit	169,169	801,055	33,330	–	1,003,554
Selling and administrative expenses	190,586	717,775	14,615	–	922,976
Restructuring and other special charges, net	7,209	–	705	–	7,914
Equity in (earnings) loss of subsidiaries	(58,275)	(11,860)	–	70,135	–
Operating earnings (loss)	29,649	95,140	18,010	(70,135)	72,664
Interest expense	(19,643)	(4)	–	–	(19,647)
Interest income	1	76	126	–	203
Intercompany interest income (expense)	14,961	(11,212)	(3,749)	–	–
Earnings (loss) before income taxes	24,968	84,000	14,387	(70,135)	53,220
Income tax benefit (provision)	12,265	(25,415)	(3,010)	–	(16,160)
Net earnings (loss)	37,233	58,585	11,377	(70,135)	37,060
Net earnings (loss) attributable to noncontrolling interests	–	310	(483)	–	(173)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$37,233	$58,275	$11,860	$(70,135)	$37,233

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE FISCAL YEAR ENDED JANUARY 29, 2011

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$37,233	$58,585	$11,377	$(70,135)	$37,060
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	–	2,150	–	–	2,150
Pension and other postretirement benefits adjustments	3,450	(17)	–	–	3,433
Unrealized (loss) gain on derivative financial instruments, net of tax	(80)	251	–	–	171
Net loss from derivatives reclassified into earnings, net of tax	208	25	–	–	233
Other comprehensive income, net of tax	3,578	2,409	–	–	5,987
Comprehensive income (loss)	40,811	60,994	11,377	(70,135)	43,047
Comprehensive income (loss) attributable to noncontrolling interest	–	310	(460)	–	(150)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$40,811	$60,684	$11,837	$(70,135)	$43,197

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JANUARY 29, 2011

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by (used for) operating activities	$64,824	$(129,040)	$61,904	$–	$(2,312)
Investing activities
Purchases of property and equipment	(4,863)	(25,126)	(792)	–	(30,781)
Capitalized software	(23,793)	(253)	–	–	(24,046)
Net cash used for investing activities	(28,656)	(25,379)	(792)	–	(54,827)
Financing activities
Borrowings under revolving credit agreement	1,051,500	–	–	–	1,051,500
Repayments under revolving credit agreement	(948,000)	–	–	–	(948,000)
Intercompany financing	(132,926)	206,664	(73,738)	–	–
Acquisition of noncontrolling interests (Edelman Shoe, Inc.)	7,309	(40,001)	–	–	(32,692)
Dividends paid	(12,254)	5,010	(5,010)	–	(12,254)
Debt issuance costs	(2,636)	–	–	–	(2,636)
Issuance of common stock under share-based plans, net	926	–	–	–	926
Contributions by noncontrolling interests	–	–	527	–	527
Tax deficiency related to share-based plans	(87)	–	–	–	(87)
Net cash (used for) provided by financing activities	(36,168)	171,673	(78,221)	–	57,284
Effect of exchange rate changes on cash and cash equivalents	–	570	–	–	570
Increase (decrease) in cash and cash equivalents	–	17,824	(17,109)	–	715
Cash and cash equivalents at beginning of period	–	9,271	116,562	–	125,833
Cash and cash equivalents at end of period	$–	$27,095	$99,453	$–	$126,548

19.	QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial results (unaudited) for the years 2012 and 2011 are as follows:

(1)

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
2012
Net sales	$626,441	$599,279	$732,169	$640,176
Gross profit	239,064	233,814	285,782	251,699
Net earnings (loss)	1,628	(2,714)	24,287	4,003
Net earnings (loss) attributable to
Brown Shoe Company, Inc.	1,695	(2,535)	24,292	4,039
Per share of common stock:
Basic earnings (loss) per common
share attributable to Brown Shoe
Company, Inc. shareholders(1)	0.04	(0.06)	0.57	0.09
Diluted earnings (loss) per common
share attributable to Brown Shoe
Company, Inc. shareholders(1)	0.04	(0.06)	0.56	0.09
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	11.30	14.24	16.88	19.64
Low	8.49	8.28	13.22	14.76
(1)	EPS for the quarters may not sum to the amounts for the year as each period is computed on a discrete period basis.

(2)

	Quarters
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)		(13 weeks)		(13 weeks)
2011
Net sales	$619,555	(1)	$620,590	(1)	$713,788	$628,891
Gross profit	247,964	(1)	233,605	(1)	276,498	238,573
Net earnings (loss)	3,641		(4,768)		33,693	(8,176)
Net earnings (loss) attributable to
Brown Shoe Company, Inc.	3,688		(4,609)		33,732	(8,222)
Per share of common stock:
Basic earnings (loss) per common
share attributable to Brown Shoe
Company, Inc. shareholders(2)	0.08		(0.11)		0.80	(0.21)
Diluted earnings (loss) per common
share attributable to Brown Shoe
Company, Inc. shareholders(2)	0.08		(0.11)		0.79	(0.21)
Dividends paid	0.07		0.07		0.07	0.07
Market value:
High	15.77		12.79		10.31	9.72
Low	10.39		8.85		5.85	7.51

(1)

Adjusted from amounts previously reported in the Company’s Form 10-Q for the financial results related to TBMC. TBMC was acquired in the first quarter of 2011 and sold in the subsequent third quarter of 2011. The historical financial results of TBMC have been reclassified and presented as discontinued operations.

(2)	EPS for the quarters may not sum to the amounts for the year as each period is computed on a discrete period basis.

The fourth quarter of 2012 included $2.9 million ($1.8 million after-tax, or $0.05 per diluted share) of charges related to the Company’s portfolio realignment initiatives.

The fourth quarter of 2011 included:

-	$14.7 million ($9.3 million after-tax, or $0.23 per diluted share) of charges related to the Company’s portfolio realignment initiatives,
-	$2.9 million ($1.6 million after-tax, or $0.04 per diluted share) of costs related to the integration of ASG, and

-      $0.9 million ($1.4 million after-tax, or $0.04 per diluted share) as a reduction to the gain on sale of a subsidiary.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
			Charged to
	Balance at	Charged to	Other				Balance
	Beginning	Costs and	Accounts-		Deductions-		at End
Description	of Period	Expenses	Describe		Describe		of Period
($ thousands)
YEAR ENDED FEBRUARY 2, 2013
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,705	$360	–		$1,055	(A)	$1,010
Customer allowances	23,528	52,495	–		54,333	(B)	21,690
Customer discounts	618	4,513	–		4,434	(B)	697
Inventory valuation allowances	22,259	63,675	–		66,043	(C)	19,891
Deferred tax asset valuation allowance	6,946	1,815	–		285	(E)	8,476

YEAR ENDED JANUARY 28, 2012
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,056	$1,284	–		$635	(A)	$1,705
Customer allowances	17,023	56,076	–		49,571	(B)	23,528
Customer discounts	319	3,830	–		3,531	(B)	618
Inventory valuation allowances	15,305	54,083	–		47,129	(C)	22,259
Deferred tax asset valuation allowance	6,751	495	481	(D)	781	(E)	6,946

YEAR ENDED JANUARY 29, 2011
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,021	$516	–		$481	(A)	$1,056
Customer allowances	13,033	43,007	–		39,017	(B)	17,023
Customer discounts	257	6,898	–		6,836	(B)	319
Inventory valuation allowances	15,414	53,506	–		53,615	(C)	15,305
Deferred tax asset valuation allowance	8,859	296	–		2,404	(E)	6,751

(A)  Accounts written off, net of recoveries.

(B)  Discounts and allowances granted to customers of the Wholesale Operations segment.

(C)  Adjustment upon disposal of related inventories.

(D)  Established through purchase accounting related to the ASG acquisition.

(E)   Reflects reductions to valuation allowance for the net operating loss carryforwards for certain states based on the Company’s expectations for utilization of net operating loss carryforwards.

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of February 2, 2013, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended February 2, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Executive Officers of the Registrant that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the captions Board Meetings and Committees and Audit Committee, respectively, in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Compensation Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of February 2, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,686,182	(1)	15.81	(1)	2,373,734	(2)
Equity compensation plans not approved by security holders	–		–		–
Total	1,686,182		15.81		2,373,734

(1)

Column (a) includes the following:

(i)       1,289,807 outstanding stock options (includes vested and nonvested options)

(ii)      186,375 rights to receive common shares subject to nonvested performance share awards at the maximum award level. The target amount of shares to be awarded under these performance share awards is 124,250, depending on the achievement of certain objectives at the end of fiscal 2013 These awards may be payable at anywhere from zero to a maximum of 186,375 shares at the end of 2013. Our current expectation is that no shares will be issued upon satisfaction of these awards.

(iii)     210,000 rights to receive common shares subject to performance share awards that have vested at the end of 2012 but had not been approved for issuance by the Compensation Committee as of the end of fiscal 2012. The target amount of shares for these awards was 140,000 and the awards will be paid out at 60% of target in March 2013.

Performance share rights described in (ii) and (iii) above were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes restricted stock units granted to independent directors and independent directors’ deferred compensation units, which are payable only in cash and are described further in Note 15 to the consolidated financial statements.

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

Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding our Principal Accounting Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2013, which information is incorporated herein by reference.

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

10.2a*

Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, as Amended and Restated as of May 22, 2008, incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement dated and filed April 11, 2008.

10.2b(1)*

Form of Incentive Stock Option Award Agreement (for grants commencing May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5b(1) to the Company’s Form    10-K for the year ended January 31, 2009, and filed March 31, 2009.

10.2b(2)*

Form of Incentive Stock Option Award Agreement (for grants prior to May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 31, 2004, and filed September 8, 2004.

10.2c(1)*

Form of Non-Qualified Stock Option Award Agreement (for grants commencing May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5c(1) to the Company’s Form 10-K for the year ended January 31, 2009, and filed March 31, 2009.

10.2c(2)*

Form of Non-Qualified Stock Option Award Agreement for awards issued prior to May 2008 under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 31, 2004, and filed September 8, 2004.

10.2d*

Form of Restricted Stock Agreement (for employee grants commencing 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5d(1) to the Company’s Form 10-K for the year ended January 31, 2009, and filed March 31, 2009.

10.2e*

Form of Restricted Stock Award Agreement for non-employee director awards (for grants commencing May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5e to the Company’s Form 10-K for the year ended January 31, 2009, and filed March 31, 2009.

	Exhibit No.	Description
10.2f*

Form of Performance Award Agreement (for 2010-2012 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q/A for the quarter ended October 30, 2010, and filed January 21, 2011.

10.3a*

Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit A to the Company’s definitive proxy materials filed with the Securities and Exchange Commission on Schedule 14A on April 15, 2011.

10.3b(1)*

Form of Performance Award Agreement (for 2011-2013 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, as incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended April 30, 2011 and filed June 9, 2011.

10.3(b)(2)*

Form of Performance Award Agreement (for 2012-2014 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 28, 2012, and filed September 5, 2012.

†	10.3(b)(3)*	Form of Performance Award Agreement (for 2013-2015 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, filed herewith.
10.4a*

Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors (for grants commencing in 2008), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 2, 2008, and filed September 10, 2008.

10.4b*

Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and each of its Non-Employee Directors (for grants prior to 2008), incorporated herein by reference to Exhibit 10(u) to the Company’s Form 10-K for the year ended January 29, 2005, and filed April 1, 2005.

10.5*

Brown Shoe Company, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2009, incorporated herein by reference to Exhibit 10.2a to the Company’s Form 10-Q for the quarter ended November 1, 2008, and filed December 9, 2008.

10.6*

Brown Shoe Company, Inc. Supplemental Executive Retirement Plan (SERP), conformed and restated as of December 2, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 1, 2008, and filed December 9, 2008.

	10.7*	Brown Shoe Company, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 11, 2007.
10.8*

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

	10.10*	Severance Agreement, effective April 1, 2006, between the Company and Diane M. Sullivan, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated and filed April 6, 2006.
	10.11*	Severance Agreement, effective October 30, 2006, between the Company and Mark E. Hood, incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated and filed October 30, 2006.
†	10.12*	Severance Agreement, effective April 1, 2006, between the Company and Douglas W. Koch, filed herewith.
10.13*

Form of Amendment letter dated December 18, 2009, to the Severance Agreements between the Company and each of: Richard M. Ausick, Mark E. Hood, Douglas W. Koch and Diane M. Sullivan, as incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended July 31, 2010, and filed September 7, 2010.

	10.14*	Severance Agreement, effective June 11, 2012, between the Company and Russell C. Hammer, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed May 29, 2012.
10.15*

Severance Agreement, dated December 20, 2012 and effective as of December 1, 2012, between the Company and John W. Schmidt, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed December 21, 2012.

	10.16*	Employment Agreement, dated January 7, 2011, between Ronald A. Fromm and the Company, as incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed January 10, 2011.
10.17

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
Russell C. Hammer
Senior Vice President and Chief Financial Officer

Date: April 2, 2013

Know all men by these presents, that each person whose signature appears below constitutes and appoints Diane M. Sullivan, Russell C. Hammer and Michael I. Oberlander his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, on the dates and in the capacities indicated.

Signatures	Date	Title

/s/ Diane M. Sullivan
Diane M. Sullivan	April 2, 2013	Director, President and Chief Executive Officer on behalf of the Company and as Principal Executive Officer

/s/ Russell C. Hammer
Russell C. Hammer	April 2, 2013	Senior Vice President and Chief Financial Officer on behalf of the Company and as Principal Financial Officer and Principal Accounting Officer

/s/ Ronald A. Fromm
Ronald A. Fromm	March 25, 2013	Chairman of the Board of Directors

/s/ Mario L. Baeza
Mario L. Baeza	March 25, 2013	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	March 25, 2013	Director

/s/ Carla C. Hendra
Carla C. Hendra	March 25, 2013	Director

/s/ Ward M. Klein
Ward M. Klein	March 25, 2013	Director

/s/ Steven W. Korn
Steven W. Korn	March 25, 2013	Director

/s/ Patricia G. McGinnis
Patricia G. McGinnis	March 25, 2013	Director

/s/ W. Patrick McGinnis
W. Patrick McGinnis	March 25, 2013	Director

/s/ Michael F. Neidorff
Michael F. Neidorff	March 25, 2013	Director

/s/ Hal J. Upbin
Hal J. Upbin	March 25, 2013	Director

/s/ Harold B. Wright
Harold B. Wright	March 25, 2013	Director