Form 10-Q
period 2013-05-04
BROWN SHOE CO INC
filed 2013-06-12
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 4, 2013

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes  ☐     No ☑

As of May 31, 2013, 43,150,248 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	May 4, 2013	April 28, 2012	February 2, 2013
Assets
Current assets
Cash and cash equivalents	$44,669	$39,792	$68,223
Receivables, net	96,734	115,911	111,392
Inventories, net	485,923	475,557	503,688
Prepaid expenses and other current assets	43,167	41,375	42,016
Current assets – held for sale	12,496	–	–
Current assets – discontinued operations	39,159	65,515	47,109
Total current assets	722,148	738,150	772,428

Other assets	115,591	137,479	119,695
Goodwill	16,755	16,755	16,755
Intangible assets, net	64,241	65,220	65,749
Non current assets – discontinued operations	38,673	58,667	51,776
Property and equipment	415,576	426,448	437,745
Allowance for depreciation	(278,277)	(301,897)	(292,889)
Net property and equipment	137,299	124,551	144,856
Total assets	$1,094,707	$1,140,822	$1,171,259

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$66,000	$124,000	$105,000
Trade accounts payable	188,948	172,894	213,660
Other accrued expenses	118,632	129,852	137,190
Current liabilities – held for sale	5,306	–	–
Current liabilities – discontinued operations	16,183	15,118	13,259
Total current liabilities	395,069	441,864	469,109

Other liabilities
Long-term debt	198,870	198,680	198,823
Deferred rent	35,631	29,746	33,711
Other liabilities	45,435	47,569	36,719
Non current liabilities – discontinued operations	6,768	9,969	6,996
Total other liabilities	286,704	285,964	276,249

Equity
Common stock	432	428	429
Additional paid-in capital	123,099	115,912	121,593
Accumulated other comprehensive income	225	10,233	884
Retained earnings	288,434	285,439	302,223
Total Brown Shoe Company, Inc. shareholders’ equity	412,190	412,012	425,129
Noncontrolling interests	744	982	772
Total equity	412,934	412,994	425,901
Total liabilities and equity	$1,094,707	$1,140,822	$1,171,259

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
	May 4,	April 28,
($ thousands, except per share amounts)	2013	2012
Net sales	$588,656	$598,179
Cost of goods sold	348,640	363,925
Gross profit	240,016	234,254
Selling and administrative expenses	213,879	211,475
Restructuring and other special charges, net	519	10,188
Impairment of assets held for sale	4,660	–
Operating earnings	20,958	12,591
Interest expense	(5,721)	(6,036)
Interest income	68	83
Earnings before income taxes from continuing operations	15,305	6,638
Income tax provision	(7,946)	(2,616)
Net earnings from continuing operations	7,359	4,022
Discontinued operations:
Loss from discontinued operations, net of tax of $3,583 and $1,623, respectively	(5,637)	(2,394)
Impairment charge on net assets of discontinued operations	(12,554)	–
Net loss from discontinued operations	(18,191)	(2,394)
Net (loss) earnings	(10,832)	1,628
Net loss attributable to noncontrolling interests	(70)	(67)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(10,762)	$1,695

Basic earnings (loss) per common share:
From continuing operations	$0.18	$0.10
From discontinued operations	(0.44)	(0.06)
Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.26)	$0.04

Diluted earnings (loss) per common share:
From continuing operations	$0.18	$0.10
From discontinued operations	(0.44)	(0.06)
Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.26)	$0.04

Dividends per common share	$0.07	$0.07

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
	May 4,	April 28,
($ thousands)	2013	2012
Net (loss) earnings	$(10,832)	$1,628
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(690)	988
Pension and other post retirement benefits adjustments, net of tax of $85	145	–
Unrealized losses on derivative financial instruments, net of tax of $36 and $136, respectively	(27)	(383)
Net gains from derivatives reclassified into earnings, net of tax of $45 and $9, respectively	(87)	(9)
Other comprehensive (loss) income, net of tax	(659)	596
Comprehensive (loss) income	(11,491)	2,224
Comprehensive loss attributable to noncontrolling interests	(28)	(65)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(11,463)	$2,289

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
	May 4,	April 28,
($ thousands)	2013	2012

Operating Activities
Net (loss) earnings	$(10,832)	$1,628
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	8,803	8,104
Amortization of capitalized software	3,276	3,283
Amortization of intangibles	1,726	1,893
Amortization of debt issuance costs	629	629
Share-based compensation expense	1,617	1,444
Tax benefit related to share-based plans	(1,962)	(753)
Loss on disposal of facilities and equipment	68	456
Impairment charges for facilities and equipment	366	2,756
Impairment of assets held for sale	4,660	–
Impairment of net assets of discontinued operations	12,554	–
Deferred rent	1,920	(2,615)
Provision for doubtful accounts	307	950
Changes in operating assets and liabilities:
Receivables	16,363	13,587
Inventories	17,223	49,251
Prepaid expenses and other current and noncurrent assets	653	6,377
Trade accounts payable	(26,561)	(8,268)
Accrued expenses and other liabilities	(1,565)	1,900
Other, net	(3,284)	(724)
Net cash provided by operating activities	25,961	79,898

Investing Activities
Purchases of property and equipment	(7,367)	(5,622)
Capitalized software	(1,040)	(1,386)
Proceeds from sale of assets	1,500	–
Net cash used for investing activities	(6,907)	(7,008)

Financing Activities
Borrowings under revolving credit agreement	383,000	165,000
Repayments under revolving credit agreement	(422,000)	(242,000)
Dividends paid	(3,027)	(2,999)
Issuance of common stock under share-based plans, net	(2,070)	(2,148)
Tax benefit related to share-based plans	1,962	753
Net cash used for financing activities	(42,135)	(81,394)
Effect of exchange rate changes on cash and cash equivalents	(473)	614
Decrease in cash and cash equivalents	(23,554)	(7,890)
Cash and cash equivalents at beginning of period	68,223	47,682
Cash and cash equivalents at end of period	$44,669	$39,792

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations, comprehensive income and cash flows of Brown Shoe Company, Inc. (the “Company”). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 2, 2013.

Note 2	Impact of New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net earnings are presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income, but only if the amount is required under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to be reclassified to net earnings in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net earnings, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance on February 3, 2013. See Note 9 to the condensed consolidated financial statements for additional information.

Note 3	Discontinued Operations

American Sporting Goods Corporation – Subsequent Event

On May 14, 2013, Brown Shoe International Corp. (“BSIC”), the sole shareholder of American Sporting Goods Corporation, entered into and simultaneously closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, BSIC, and Galaxy Brand Holdings, Inc. (“Buyer”),  pursuant to which Buyer acquired all of the outstanding capital stock of American Sporting Goods Corporation from BSIC and the Company agreed to provide certain transition services. In connection with the transaction, American Sporting Goods Corporation sold inventory to a third party unaffiliated with Buyer and distributed certain assets to BSIC. The aggregate purchase price for the Stock Purchase Agreement and the provision of such transition services was $74.0 million, subject to working capital adjustments, minus the amount of the pre-closing cash dividend declared by American Sporting Goods Corporation and paid to BSIC representing proceeds from American Sporting Goods Corporation’s sale of inventory.

The Company purchased American Sporting Goods Corporation, comprised of Avia, Nevados, Ryka, AND 1 and other businesses, on February 17, 2011 and subsequently sold AND 1 during fiscal 2011. The Avia and Nevados businesses were sold under the Stock Purchase Agreement and the Company retained and is operating Ryka and other businesses.  In this document “ASG” refers to the subsidiary disposed on May 14, 2013, including the Avia and Nevados brands and excluding the Ryka brand and other retained businesses.

The Company received $60.3 million in cash and a promissory note of $12.0 million at closing, from the sale of stock, the sale of inventory and for the provision of transitional services, less working capital adjustments. The promissory note is due November 14, 2013, earns interest at a 3% annual rate and is secured by a guarantee by ASG and a lien on certain assets of ASG.

The operations of ASG were considered held for sale as of May 4, 2013 and were classified as discontinued operations. The Company expects to purchase an insignificant amount of footwear from ASG for sale in its retail operations subsequent to the sale. During the first quarters of 2013 and 2012, the Company’s retail operations purchased $1.5 million and $2.8 million, respectively, of Avia and Nevados footwear. As a result of the impending sale, the Company recorded an impairment charge in the first quarter of 2013 of $12.6 million ($12.6 million after-tax, $0.30 per diluted share) representing the difference in the fair value less costs to sell as compared to the net assets to be sold. This impairment charge is reflected in the condensed consolidated statement of earnings as a component of discontinued operations and as a reduction of non current assets – discontinued operations in the condensed consolidated balance sheet. ASG was included in the Wholesale Operations segment.

Loss from discontinued operations in the first quarter of 2013 included $18.3 million of net sales and $1.2 million of earnings before income taxes. In the first quarter of 2012, loss from discontinued operations included $19.4 million of net sales and $2.9 million of loss before income taxes.

Etienne Aigner

During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. On April 29, 2013, an agreement to resolve the dispute was reached, pursuant to which the Company agreed to pay Etienne Aigner $6.5 million. The financial results of Etienne Aigner and the $6.5 million settlement have been reflected as a component of discontinued operations.

Loss from discontinued operations in the first quarter of 2013 included $0.2 million of net sales and $7.0 million of loss before income taxes. In the first quarter of 2012, loss from discontinued operations included $6.0 million of net sales and $0.2 million of loss before income taxes. These results were included in the Wholesale Operations segment.

Vera Wang

During the first quarter of 2013, the Company communicated its intention not to renew the Vera Wang license agreement. Loss from discontinued operations in the first quarter of 2013 included $2.0 million of net sales and $3.4 million of loss before income taxes. In the first quarter of 2012, loss from discontinued operations included $2.9 million of net sales and $0.9 million of loss before income taxes. These results were included in the Wholesale Operations segment.

The detail of ASG, Etienne Aigner and Vera Wang assets and liabilities reported as discontinued operations in the condensed consolidated balance sheet are as follows:

	May 4,	April 28,	February 2,
($ thousands)	2013	2012	2013

Discontinued Assets
Current assets
Receivables, net	$12,166	$23,577	$14,291
Inventories, net	23,250	37,262	29,587
Prepaid expenses and other current assets	3,743	4,676	3,231
Total current assets	39,159	65,515	47,109
Other assets	287	699	419
Goodwill	10,295	22,849	22,849
Intangible assets, net	27,057	33,873	27,275
Property and equipment, net	1,034	1,246	1,233
Total assets	$77,832	$124,182	$98,885

Discontinued Liabilities
Current liabilities
Trade accounts payable	$4,642	$9,486	$9,082
Other accrued expenses	11,541	5,632	4,177
Total current liabilities	16,183	15,118	13,259

Other liabilities	6,768	9,969	6,996
Total liabilities	$22,951	$25,087	$20,255

Note 4	Assets Held For Sale

As part of its portfolio realignment efforts, the Company entered into an agreement to sell certain of its supply chain and sourcing assets (“Sale Agreement”) on April 30, 2013 for $9.0 million, $1.5 million in cash and a $7.5 million promissory note, subject to working capital adjustments. The sale closed during the second quarter of 2013. The promissory note will be paid in installments over two years with the first payment of $3.0 million due no later than 45 days from the closing date with the remaining balance payable in eight quarterly payments of $562,500 plus accrued interest of 5%, compounded monthly, starting no later than three months after the closing date. As part of the Sale Agreement, the Company agreed to purchase a minimum of four million pairs of shoes each year for the next two years at market pricing, which can be fulfilled from any of the facilities owned by the purchaser, many of which the Company has historically used for sourcing. The promissory note and purchase commitment constitute significant continuing involvement, therefore, the supply chain and sourcing assets were not classified as discontinued operations.

The Company classified the related assets and liabilities of the supply chain and sourcing assets as held for sale as of May 4, 2013 on the condensed consolidated balance sheet and recognized an impairment loss of $4.7 million ($4.7 million after-tax, $0.11 per diluted share) representing the fair value less costs to sell compared to the net assets.  This impairment charge is reflected in the condensed consolidated statement of earnings as impairment of assets held for sale and as a reduction of current assets – held for sale in the condensed consolidated balance sheet. The financial results of the supply chain and sourcing assets are included in the Wholesale Operations segment as continuing operations.

The detail of assets and liabilities reported as held for sale in the condensed consolidated balance sheet at May 4, 2013 are as follows:

May 4,
($ thousands)	2013

Assets Held For Sale
Current assets
Cash and cash equivalents	$3,143
Receivables, net	113
Inventories, net	6,727
Prepaid expenses and other current assets	1,092
Total current assets	11,075
Other assets	196
Property and equipment, net	1,225
Total assets	$12,496

Liabilities Held For Sale
Current liabilities
Trade accounts payable	$2,558
Other accrued expenses	2,783
Total current liabilities	5,341

Other liabilities	(35)
Total liabilities	$5,306

Note 5	(Loss) Earnings Per Share

The Company uses the two-class method to compute basic and diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended May 4, 2013 and April 28, 2012:

	Thirteen Weeks Ended
	May 4,	April 28,
($ thousands, except per share amounts)	2013	2012
NUMERATOR
Net earnings from continuing operations	$7,359	$4,022
Net loss attributable to noncontrolling interests	70	67
Net earnings allocated to participating securities	–	(155)
Net earnings from continuing operations	7,429	3,934

Net loss from discontinued operations	(18,191)	(2,394)
Net earnings allocated to participating securities	–	–
Net loss from discontinued operations	(18,191)	(2,394)
Net (loss) earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$(10,762)	$1,540

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,070	40,422
Dilutive effect of share-based awards for continuing operations and discontinued operations	198	322
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,268	40,744

Basic earnings (loss) per common share:
From continuing operations	$0.18	$0.10
From discontinued operations	(0.44)	(0.06)
Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.26)	$0.04

Diluted earnings (loss) per common share:
From continuing operations	$0.18	$0.10
From discontinued operations	(0.44)	(0.06)
Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$(0.26)	$0.04

Options to purchase 432,466 and 1,345,256 shares of common stock for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 6	Portfolio Realignment

Portfolio Realignment

The Company's portfolio realignment efforts include the sale of ASG; the sale of the AND 1 division; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license in accordance with agreement terms and other infrastructure changes. These portfolio realignment efforts began in 2011 and will continue through 2013.

During the first quarter of 2013, the Company incurred costs related to these portfolio realignment activities of $28.8 million ($24.6 million after-tax, or $0.58 per diluted share). Of the $28.8 million, $17.2 million ($17.2 million after-tax, or $0.41 per diluted share) was related to non-cash impairment charges and $11.6 million ($7.3 million after-tax, or $0.17 per diluted share) related to business exits and transaction costs. Of the $17.2 million of non-cash impairment charges, $12.5 million was reflected as discontinued operations and $4.7 million was reflected as impairment of assets held for sale in the condensed consolidated statement of earnings. All non-cash impairment charges were recorded in the Wholesale Operations segment. Of the $11.6 million, $11.1 million was included in discontinued operations and $0.5 million in restructuring and other special charges, net, in the condensed consolidating statement of earnings. Of the $11.1 million, $10.0 million was included in the Wholesale Operations segment and the $1.1 million was included in the Other segment. The $0.5 million was recorded in the Wholesale Operations segment.

During the first quarter of 2012, the Company incurred costs related to these portfolio realignment activities of $12.1 million ($7.9 million after-tax, or $0.18 per diluted share). These costs were reflected on the condensed consolidated statement of earnings as $10.2 million in restructuring and other special charges, net, $1.3 million in cost of goods sold and $0.6 million in discontinued operations. Of the $10.2 million in restructuring and other special charges, net, $7.0 million is included in the Famous Footwear segment, $1.9 million is included in the Wholesale Operations segment, $0.8 million is included in the Specialty Retail segment and $0.5 million is included in the Other segment. Of the $1.3 million in cost of goods sold, $1.1 million was included in the Wholesale Operations segment and $0.2 million is included in the Specialty Retail segment. The $0.6 million was recorded in the Wholesale Operations segment.

The Company expects to incur an additional $3 million to $5 million in 2013 related to its portfolio realignment initiatives.

The following is a summary of the charges and settlements by category of costs:

($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total
Reserve balance at January 28, 2012	$5.8	$1.6	$1.3	$1.3	$10.0
Additional charges in 2012	6.0	3.1	11.4	9.4	29.9
Amounts settled in 2012	(10.1)	(4.5)	(9.4)	(10.4)	(34.4)
Reserve balance at February 2, 2013	$1.7	$0.2	$3.3	$0.3	$5.5
Additional charges in first quarter 2013	0.4	3.0	0.1	25.3	28.8
Amounts settled in first quarter 2013	(1.0)	(2.8)	(0.8)	(18.2)	(22.8)
Reserve balance at May 4, 2013	$1.1	$0.4	$2.6	$7.4	$11.5

Integration Related Costs

During the first quarter of 2012, the Company incurred integration costs related to ASG of $0.7 million ($0.4 million after-tax, or $0.01 per diluted share). All of the first quarter of 2012 costs were included in the Wholesale Operations segment as a component of discontinued operations.

Note 7	Business Segment Information

Applicable business segment information is as follows for the periods ended May 4, 2013 and April 28, 2012:

	Famous	Wholesale	Specialty
($ thousands)	Footwear	Operations	Retail	Other	Total

Thirteen Weeks Ended May 4, 2013
External sales	$352,279	$181,625	$54,752	$–	$588,656
Intersegment sales	606	36,729	–	–	37,335
Operating earnings (loss)	29,042	3,107	(1,329)	(9,862)	20,958
Segment assets - continuing operations	450,900	356,903	60,685	135,891	1,004,379
Segment assets - held for sale	–	12,496	–	–	12,496

Thirteen Weeks Ended April 28, 2012
External sales	$347,107	$194,941	$56,131	$–	$598,179
Intersegment sales	559	47,868	–	–	48,427
Operating earnings (loss)	18,301	5,875	(3,527)	(8,058)	12,591
Segment assets - continuing operations	431,820	384,528	56,702	143,590	1,016,640

The Other segment includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

During the thirteen weeks ended May 4, 2013, operating earnings (loss) included portfolio realignment costs of $5.2 million, all of which were recorded in the Wholesale Operations segment.

During the thirteen weeks ended April 28, 2012, operating earnings (loss) included portfolio realignment costs of $11.5 million. Of the $11.5 million, $7.0 million was included in the Famous Footwear segment, $3.0 million was included in the Wholesale Operations segment, $1.0 million was included in the Specialty Retail segment and $0.5 million was included in the Other segment.

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

	Thirteen Weeks Ended
	May 4,	April 28,
($ thousands)	2013	2012
Operating earnings	$20,958	$12,591
Interest expense	(5,721)	(6,036)
Interest income	68	83
Earnings before income taxes from continuing operations	$15,305	$6,638

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

	May 4,	April 28,	February 2,
($ thousands)	2013	2012	2013

Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	118,003	113,003	118,003
Specialty Retail	200	200	200
Total intangible assets	121,003	116,003	121,003
Accumulated amortization	(56,762)	(50,783)	(55,254)
Total intangible assets, net	64,241	65,220	65,749
Goodwill
Wholesale Operations	16,755	16,755	16,755
Total goodwill	16,755	16,755	16,755
Goodwill and intangible assets, net	$80,996	$81,975	$82,504

Intangible assets, primarily owned trademarks, of $21.0 million as of May 4, 2013, April 28, 2012 and February 2, 2013 are not subject to amortization. All remaining intangible assets, primarily owned and licensed trademarks, are subject to amortization and have useful lives ranging from four to 20 years as of May 4, 2013. Amortization expense related to intangible assets was $1.7 million and $1.9 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

As more fully described in Note 3, subsequent to the first quarter of 2013, the Company sold ASG. The related assets were classified within discontinued operations in the condensed consolidated balance sheet as of May 4, 2013 and retrospectively for prior periods. The ASG intangible assets classified as discontinued operations totaled $29.0 million as of May 4, 2013, April 28, 2012 and February 2, 2013 along with accumulated amortization of $1.9 million, $1.1 million and $1.7 million, respectively. In addition, goodwill attributable to Avia and Nevados of $22.8 million was classified within discontinued operations in the condensed consolidated balance sheet as of May 4, 2013, April 28, 2012 and February 2, 2013, respectively.

During the first quarter of 2013, the Company recognized an impairment charge of $12.6 million, representing the difference in the fair value less costs to sell as compared to the net assets to be sold. This impairment charge was recognized within discontinued operations in the condensed consolidated balance sheet and condensed consolidated statement of earnings related to the estimated loss on sale of ASG.

Also in the first quarter of 2013, the Company classified Etienne Aigner and its related assets as discontinued operations with retrospective presentation for prior periods. The Etienne Aigner trademark intangible asset of $13.0 million and accumulated amortization of $7.0 million was classified as discontinued operations in the condensed consolidated balance sheet as of April 28, 2012. The Company recognized an impairment charge of $5.8 million to reduce the Etienne Aigner intangible asset to zero in the second quarter of 2012.

The increase in the intangible assets of the Wholesale Operations segment from April 28, 2012 to February 2, 2013 and May 4, 2013 is primarily related to the acquisition of a trademark, partially offset by amortization.

Note 9	Shareholders’ Equity and Share-Based Compensation

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the thirteen weeks ended May 4, 2013:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 2, 2013	$425,129	$772	$425,901
Net loss	(10,762)	(70)	(10,832)
Other comprehensive (loss) income	(659)	42	(617)
Dividends declared	(3,027)	–	(3,027)
Issuance of common stock under share-based plans, net	(2,070)	–	(2,070)
Tax benefit related to share-based plans	1,962	–	1,962
Share-based compensation expense	1,617	–	1,617
Equity at May 4, 2013	$412,190	$744	$412,934

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) by component:

				Accumulated
	Accumulated	Accumulated	Accumulated	Other
	Currency	Derivative	Postretirement	Comprehensive
($ thousands)	Translation	Transactions	Transactions	Income (Loss)
Balance February 2, 2013	$6,912	$(81)	$(5,947)	$884
Other comprehensive loss before reclassifications	(690)	(27)	–	(717)
Amounts reclassified from accumulated other comprehensive income	–	(87)	145	58
Other comprehensive (loss) income	(690)	(114)	145	(659)
Balance May 4, 2013	$6,222	$(195)	$(5,802)	$225

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) and the related tax effect by component:

	Derivative	Postretirement	Tax Benefit
($ thousands)	Transactions	Transactions	(Provision)	Total
Selling and administrative expenses:
Net gains from derivative financial instruments	$(132)	$–	$45	$(87)
Pension and other postretirement benefits actuarial loss	–	228	(85)	143
Pension benefits prior service expense	–	2	–	2
	$(132)	$230	$(40)	$58

Share-Based Compensation

During the first quarter of 2013, the Company granted 4,000 stock options to certain employees with a weighted-average exercise price and grant date fair value of $17.00 and $9.46, respectively. These options vest in four equal increments, 25% vesting over each of the next four years, with a term of ten years. Share-based compensation expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.

The Company granted 367,785 restricted shares to certain employees with a weighted-average grant date fair value of $16.99 during the first quarter of 2013. The restricted shares vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period.

The Company granted 70,225 performance share units during the first quarter of 2013 with a weighted-average grant date fair value of $17.00. Vesting of performance-based units is dependent upon the financial performance of the Company and the attainment of certain financial goals over the next three years and during the cumulative three year period. Performance share units are payable in cash based on the Company’s stock price upon payout. The performance share units may pay out at a maximum of 200% of the target number of units. Share-based compensation expense is being recognized based on the fair value of the award on the date of grant and the anticipated number of units to be awarded in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash, and as a result, marked to market each period.

The Company recognized share-based compensation expense of $1.6 million and $1.4 million during the first quarter of 2013 and first quarter of 2012, respectively. The Company issued 521,736 shares of common stock during the first quarter of 2013 for restricted stock, 2010 stock performance awards, stock options exercised and directors’ fees. During the first quarter of 2013, the Company cancelled restricted stock awards of 28,000 shares as a result of forfeitures.

The Company also granted 1,307 restricted stock units to non-employee directors with a weighted-average grant date fair value of $15.93 during the first quarter of 2013. All restricted stock units granted during the first quarter of 2013 immediately vested and compensation expense was fully recognized.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit cost (income) for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 4,	April 28,	May 4,	April 28,
($ thousands)	2013	2012	2013	2012
Service cost	$2,891	$2,986	$–	$–
Interest cost	3,331	3,184	35	40
Expected return on assets	(6,179)	(6,279)	–	–
Amortization of:
Actuarial loss (gain)	248	80	(20)	(13)
Prior service expense	2	–	–	–
Net transition asset	–	(11)	–	–
Total net periodic benefit cost (income)	$293	$(40)	$15	$27

Note 11	Long-Term and Short-Term Financing Arrangements

Credit Agreement

On January 7, 2011, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement, which was further amended on February 17, 2011 (as so amended, the “Credit Agreement”). The Credit Agreement matures on January 7, 2016 and provides for a revolving credit facility in an aggregate amount of up to $530.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at the Company’s option of up to $150.0 million from time to time during the term of the Credit Agreement (the “general purpose accordion feature”) subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of May 4, 2013.

At May 4, 2013, the Company had $66.0 million in borrowings outstanding and $8.9 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $413.8 million at May 4, 2013.

On May 14, 2013, subsequent to the end of the first quarter of 2013, ASG was sold and ceased to be a borrower under the Credit Agreement. The proceeds from the sale will be utilized to pay down the revolving credit facility. See Note 3 to the condensed consolidated financial statements for further information on the sale of ASG.

$200 Million Senior Notes Due 2019

On May 11, 2011, the Company issued  $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”). The Company used a portion of the net proceeds to call and redeem the outstanding 8.75% senior notes due in 2012. The Company used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 4, 2013, the Company was in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

On May 14, 2013, subsequent to the end of the first quarter of 2013, ASG was sold and ceased to be a guarantor under the 2019 Senior Notes. See Note 3 to the condensed consolidated financial statements for further information on the sale of ASG.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through May 2014. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the thirteen weeks ended May 4, 2013 and April 28, 2012 was not material.

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

As of May 4, 2013,  April 28, 2012 and February 2, 2013, the Company had forward contracts maturing at various dates through May 2014,  May 2013 and January 2014, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	May 4, 2013	April 28, 2012	February 2, 2013
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$17,869	$21,924	$18,442
Chinese yuan	15,460	18,831	15,544
Euro	6,080	12,260	3,459
Japanese yen	1,500	1,332	1,665
New Taiwanese dollars	679	859	734
Great Britain pounds sterling	–	202	63
Other currencies	728	1,340	729
Total financial instruments	$42,316	$56,748	$40,636

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheet as of May 4, 2013,  April 28, 2012 and February 2, 2013 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

May 4, 2013	Prepaid expenses and other current assets	$181	Other accrued expenses	$477

April 28, 2012	Prepaid expenses and other current assets	304	Other accrued expenses	958

February 2, 2013	Prepaid expenses and other current assets	380	Other accrued expenses	373

For the thirteen weeks ended May 4, 2013 and April 28, 2012, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 4, 2013		April 28, 2012

Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$9	$54	$56	$–
Cost of goods sold	85	21	(345)	(8)
Selling and administrative expenses	(158)	57	(220)	(10)
Interest expense	1	–	(10)	–

During 2012, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statement of earnings was as follows:

($ thousands)	Fiscal Year Ended February 2, 2013
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$6	$(27)
Cost of goods sold	(546)	(325)
Selling and administrative expenses	(9)	(16)
Interest expense	(7)	–

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

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs that is equal to the number of shares of the Company’s common stock which the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. When the participating director terminates his or her service as a director, the Company will pay the cash value of the deferred compensation to the director (or to the designated beneficiary in the event of death) in annual installments over a five-year or ten-year period, or in a lump sum, at the director’s election. The cash amount payable will be based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair market value at fiscal quarter-end on or following termination of the director’s service and calculated based on the mean of the high and low price of an equivalent number of shares of the Company’s common stock on the last trading day of the fiscal quarter. The plan also provides for earlier payment of a participating director’s account if the board determines that the participant has a demonstrated financial hardship. The accounts of participants continue to earn dividend equivalents on the account balance. The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other liabilities in the accompanying condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are reported in selling and administrative expenses in the Company’s condensed consolidated statement of earnings. The fair value of the liabilities is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 4, 2013, April 28, 2012 and February 2, 2013. The Company did not have any transfers between Level 1 and Level 2 during 2012 or the thirteen weeks ended May 4, 2013.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of May 4, 2013:
Cash equivalents – money market funds	$6,505	$6,505	$–	$–
Non-qualified deferred compensation plan assets	1,692	1,692	–	–
Non-qualified deferred compensation plan liabilities	(1,692)	(1,692)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,170)	(1,170)	–	–
Derivative financial instruments, net	(296)	–	(296)	–

As of April 28, 2012:
Cash equivalents – money market funds	$29,696	$29,696	$–	$–
Non-qualified deferred compensation plan assets	1,177	1,177	–	–
Non-qualified deferred compensation plan liabilities	(1,177)	(1,177)	–	–
Deferred compensation plan liabilities for non-employee directors	(610)	(610)	–	–
Derivative financial instruments, net	(654)	–	(654)	–

As of February 2, 2013:
Cash equivalents – money market funds	$27,223	$27,223	$–	$–
Non-qualified deferred compensation plan assets	1,411	1,411	–	–
Non-qualified deferred compensation plan liabilities	(1,411)	(1,411)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,139)	(1,139)	–	–
Derivative financial instruments, net	7	–	7	–

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived assets held and used with a carrying amount of $71.5 million were assessed for impairment and written down to their fair value, resulting in impairment charges of  $0.4 million for the thirteen weeks ended May 4, 2013. Of the $0.4 million impairment charge included in selling and administrative expenses, $0.3 million related to the Famous Footwear segment and $0.1 million related to the Specialty Retail segment.

During the first quarter of 2013, the Company entered into an agreement to sell certain of its supply chain and sourcing assets, resulting in an impairment charge of $4.7 million. The impairment charge was recorded in the condensed consolidated statement of earnings in the Wholesale Operations segment. This transaction closed in the second quarter of 2013. The fair value of net assets was estimated based on the anticipated sales proceeds. This is considered a Level 2 input as the assets were not sold on an active market. See Note 4 to the condensed consolidated financial statements for additional information.

Subsequent to the first quarter of 2013, the Company sold ASG. The assets of ASG were determined to be held for sale at May 4, 2013 and an impairment charge of $12.6 million was recorded within the discontinued operations section of the condensed consolidated statement of earnings and is included within the Wholesale Operations segment. The fair value of assets was estimated based on the anticipated sales proceeds. This is considered a Level 2 input as the assets were not sold on an active market. See Note 3 and Note 6 to the condensed consolidated financial statements for additional information.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable and borrowings under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

	May 4, 2013		April 28, 2012		February 2, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value	Amount	Value
Senior Notes	$198,870	$209,000	$198,680	$194,000	$198,823	$208,000

The Company’s Senior Notes fair value was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 14	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rate from continuing operations was 51.9% for the first quarter of 2013, compared to 39.4% for the first quarter of last year. The increase in the Company’s effective tax rate this quarter was due to the non-deductible nature of the $4.7 million impairment charge described in Note 4.

Note 15	Related Party Transactions

C. banner International Holdings Limited

The Company entered into a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) (formerly known as Hongguo International Holdings Limited) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to CBI on a wholesale basis. CBI then sells Naturalizer products through retail stores in China. During the thirteen weeks ended May 4, 2013, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.0 million of Naturalizer footwear on a wholesale basis to CBI, with $1.6 million in corresponding sales during the thirteen weeks ended April 28, 2012.

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.9 million as of May 4, 2013. The Company expects to spend approximately $0.2 million in each of the next five years and $14.9 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through May 4, 2013 were $26.1 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at May 4, 2013 is $7.8 million, of which $7.0 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $7.8 million reserve, $4.8 million is for on-site remediation and $3.0 million is for off-site remediation.

Other

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.5 million at May 4, 2013, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.0 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.0 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.4 million as of May 4, 2013, to complete the cleanup, maintenance and monitoring at all sites. Of the $9.4 million liability, $8.4 million is recorded in other liabilities and $1.0 million is recorded in other accrued expenses. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation

Etienne Aigner License Termination

During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement, due to a dispute with the licensor. The term of the former license agreement extended through 2018. The former license agreement would have required guaranteed minimum royalty payments to the licensor of an additional $20.9 million between July 12, 2012 and contract expiration in 2018. The licensor disputed the basis on which the Company terminated the former license agreement, which resulted in the parties seeking binding arbitration of their dispute. On October 8, 2012, the Company instituted the arbitration proceedings alleging that the licensor breached the license agreement and was seeking damages. On October 19, 2012, the licensor responded by denying the Company’s allegations, asserting its own claims for breach of the license agreement and sought damages. On April 29, 2013, an agreement to resolve the dispute and dismiss the arbitration proceedings was reached, pursuant to which the Company agreed to pay Etienne Aigner $6.5 million. This settlement charge was recorded as a component of discontinued operations within the condensed consolidated statement of earnings in the first quarter of 2013.

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

Brown Shoe Company, Inc. issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing agreement. The following table presents the consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the Guarantors and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. The Guarantors are 100% owned by the Parent. On May 14, 2013, subsequent to the end of the first quarter of 2013, ASG was sold and ceased to be a borrower under the Credit Agreement. ASG is included as a “Guarantor” in the financial statements below. The proceeds from the sale will be utilized to pay down the revolving credit facility. See Note 3 to the condensed consolidated financial statements for further information on the sale of ASG.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 4, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$29,202	$15,467	$–	$44,669
Receivables, net	67,017	6,079	23,638	–	96,734
Inventories, net	79,768	400,139	6,016	–	485,923
Prepaid expenses and other current assets	41,977	1,251	(61)	–	43,167
Current assets - held for sale	–	–	12,496	–	12,496
Current assets - discontinued operations	2,542	36,605	12	–	39,159
Total current assets	191,304	473,276	57,568	–	722,148
Other assets	98,431	16,562	598	–	115,591
Goodwill and intangible assets, net	36,203	19,538	25,255	–	80,996
Non current assets - discontinued operations	–	1,321	37,352	–	38,673
Property and equipment, net	26,484	108,416	2,399	–	137,299
Investment in subsidiaries	759,545	(28,096)	(3,597)	(727,852)	–
Total assets	$1,111,967	$591,017	$119,575	$(727,852)	$1,094,707

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$66,000	$–	$–	$–	$66,000
Trade accounts payable	31,065	129,630	28,253	–	188,948
Other accrued expenses	55,497	59,651	3,484	–	118,632
Current liabilities - held for sale	–	–	5,306	–	5,306
Current liabilities - discontinued operations	11,343	4,796	44	–	16,183
Total current liabilities	163,905	194,077	37,087	–	395,069
Other liabilities
Long-term debt	198,870	–	–	–	198,870
Other liabilities	26,685	50,003	4,378	–	81,066
Non current liabilities - discontinued operations	(1,105)	(2,535)	10,408	–	6,768
Intercompany payable (receivable)	311,422	(410,073)	98,651	–	–
Total other liabilities	535,872	(362,605)	113,437	–	286,704
Equity
Brown Shoe Company, Inc. shareholders’ equity	412,190	759,545	(31,693)	(727,852)	412,190
Noncontrolling interests	–	–	744	–	744
Total equity	412,190	759,545	(30,949)	(727,852)	412,934
Total liabilities and equity	$1,111,967	$591,017	$119,575	$(727,852)	$1,094,707

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED MAY 4, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$158,781	$418,538	$42,604	$(31,267)	$588,656
Cost of goods sold	116,330	229,956	33,621	(31,267)	348,640
Gross profit	42,451	188,582	8,983	–	240,016
Selling and administrative expenses	50,000	159,852	4,027	–	213,879
Restructuring and other special charges, net	519	–	–	–	519
Impairment of assets held for sale	–	–	4,660	–	4,660
Equity in (earnings) loss of subsidiaries	(2,975)	13,174	225	(10,424)	–
Operating (loss) earnings	(5,093)	15,556	71	10,424	20,958
Interest expense	(5,630)	(91)	–	–	(5,721)
Interest income	3	64	1	–	68
Intercompany interest income (expense)	3,454	(3,579)	125	–	–
(Loss) earnings before income taxes from continuing operations	(7,266)	11,950	197	10,424	15,305
Income tax benefit (provision)	3,382	(10,566)	(762)	–	(7,946)
Net (loss) earnings from continuing operations	(3,884)	1,384	(565)	10,424	7,359
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(6,948)	1,591	(280)	–	(5,637)
Impairment charge on net assets of discontinued operations	–	–	(12,554)	–	(12,554)
Net (loss) earnings from discontinued operations	(6,948)	1,591	(12,834)	–	(18,191)
Net (loss) earnings	(10,832)	2,975	(13,399)	10,424	(10,832)
Net loss attributable to noncontrolling interests	–	–	(70)	–	(70)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(10,832)	$2,975	$(13,329)	$10,424	$(10,762)

Comprehensive (loss) income	$(11,491)	$2,411	$(13,392)	$10,981	$(11,491)
Comprehensive loss attributable to noncontrolling interests	–	–	(28)	–	(28)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(11,491)	$2,411	$(13,364)	$10,981	$(11,463)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MAY 4, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(27,728)	$44,941	$8,748	$–	$25,961

Investing activities
Purchases of property and equipment	(778)	(6,406)	(183)	–	(7,367)
Capitalized software	(1,040)	–	–	–	(1,040)
Proceeds from sale of assets	1,500	–	–	–	1,500
Net cash used for investing activities	(318)	(6,406)	(183)	–	(6,907)

Financing activities
Borrowings under revolving credit agreement	383,000	–	–	–	383,000
Repayments under revolving credit agreement	(422,000)	–	–	–	(422,000)
Dividends paid	(3,027)	–	–	–	(3,027)
Issuance of common stock under share-based plans, net	(2,070)	–	–	–	(2,070)
Tax benefit related to share-based plans	1,962	–	–	–	1,962
Intercompany financing	70,181	(40,920)	(29,261)	–	–
Net cash provided by (used for) financing activities	28,046	(40,920)	(29,261)	–	(42,135)
Effect of exchange rate changes on cash and cash equivalents	–	(473)	–	–	(473)
Decrease in cash and cash equivalents	–	(2,858)	(20,696)	–	(23,554)
Cash and cash equivalents at beginning of period	–	32,060	36,163	–	68,223
Cash and cash equivalents at end of period	$–	$29,202	$15,467	$–	$44,669

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$32,060	$36,163	$–	$68,223
Receivables, net	67,571	6,593	37,228	–	111,392
Inventories, net	92,683	394,468	16,537	–	503,688
Prepaid expenses and other current assets	14,523	26,524	969	–	42,016
Current assets - discontinued operations	5,447	41,553	109	–	47,109
Total current assets	180,224	501,198	91,006	–	772,428
Other assets	99,527	19,320	848	–	119,695
Goodwill and intangible assets, net	37,270	19,901	25,333	–	82,504
Non current assets - discontinued operations	–	1,652	50,124	–	51,776
Property and equipment, net	27,931	108,224	8,701	–	144,856
Investment in subsidiaries	765,729	91,136	113,033	(969,898)	–
Total assets	$1,110,681	$741,431	$289,045	$(969,898)	$1,171,259

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$105,000	$–	$–	$–	$105,000
Trade accounts payable	53,350	118,096	42,214	–	213,660
Other accrued expenses	51,751	78,293	7,146	–	137,190
Current liabilities - discontinued operations	3,754	9,396	109	–	13,259
Total current liabilities	213,855	205,785	49,469	–	469,109
Other liabilities
Long-term debt	198,823	–	–	–	198,823
Other liabilities	17,042	48,986	4,402	–	70,430
Non current liabilities - discontinued operations	(1,145)	(2,328)	10,469	–	6,996
Intercompany payable (receivable)	256,977	(389,774)	132,797	–	–
Total other liabilities	471,697	(343,116)	147,668	–	276,249
Equity
Brown Shoe Company, Inc. shareholders’ equity	425,129	878,762	91,136	(969,898)	425,129
Noncontrolling interests	–	–	772	–	772
Total equity	425,129	878,762	91,908	(969,898)	425,901
Total liabilities and equity	$1,110,681	$741,431	$289,045	$(969,898)	$1,171,259

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$27,450	$12,342	$–	$39,792
Receivables, net	84,634	6,305	24,972	–	115,911
Inventories, net	70,581	391,630	13,346	–	475,557
Prepaid expenses and other current assets	38,498	1,565	1,312	–	41,375
Current assets - discontinued operations	14,327	51,127	61	–	65,515
Total current assets	208,040	478,077	52,033	–	738,150
Other assets	117,615	18,999	865	–	137,479
Goodwill and intangible assets, net	40,467	15,880	25,628	–	81,975
Non current assets - discontinued operations	5,981	1,945	50,741	–	58,667
Property and equipment, net	23,463	91,560	9,528	–	124,551
Investment in subsidiaries	817,259	63,885	–	(881,144)	–
Total assets	$1,212,825	$670,346	$138,795	$(881,144)	$1,140,822

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$124,000	$–	$–	$–	$124,000
Trade accounts payable	22,435	116,475	33,984	–	172,894
Other accrued expenses	50,613	69,069	10,170	–	129,852
Current liabilities - discontinued operations	7,098	7,961	59	–	15,118
Total current liabilities	204,146	193,505	44,213	–	441,864
Other liabilities
Long-term debt	198,680	–	–	–	198,680
Other liabilities	29,352	46,997	966	–	77,315
Non current liabilities - discontinued operations	–	(2,991)	12,960	–	9,969
Intercompany payable (receivable)	368,635	(384,424)	15,789	–	–
Total other liabilities	596,667	(340,418)	29,715	–	285,964
Equity
Brown Shoe Company, Inc. shareholders’ equity	412,012	817,259	63,885	(881,144)	412,012
Noncontrolling interests	–	–	982	–	982
Total equity	412,012	817,259	64,867	(881,144)	412,994
Total liabilities and equity	$1,212,825	$670,346	$138,795	$(881,144)	$1,140,822

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED APRIL 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$181,844	$418,409	$43,822	$(45,896)	$598,179
Cost of goods sold	138,064	233,976	37,781	(45,896)	363,925
Gross profit	43,780	184,433	6,041	–	234,254
Selling and administrative expenses	39,210	162,820	9,445	–	211,475
Restructuring and other special charges, net	3,662	6,526	–	–	10,188
Equity in (earnings) loss of subsidiaries	(1,269)	3,759	–	(2,490)	–
Operating earnings (loss)	2,177	11,328	(3,404)	2,490	12,591
Interest expense	(5,940)	(96)	–	–	(6,036)
Interest income	–	61	22	–	83
Intercompany interest income (expense)	3,409	(3,515)	106	–	–
(Loss) earnings before income taxes from continuing operations	(354)	7,778	(3,276)	2,490	6,638
Income tax benefit (provision)	2,506	(4,805)	(317)	–	(2,616)
Net earnings (loss) from continuing operations	2,152	2,973	(3,593)	2,490	4,022
Discontinued operations:
Loss from discontinued operations, net of tax	(457)	(1,704)	(233)	–	(2,394)
Net loss from discontinued operations	(457)	(1,704)	(233)	–	(2,394)
Net earnings (loss)	1,695	1,269	(3,826)	2,490	1,628
Net loss attributable to noncontrolling interests	–	–	(67)	–	(67)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$1,695	$1,269	$(3,759)	$2,490	$1,695

Comprehensive income (loss)	$1,663	$1,898	$(3,827)	$2,490	$2,224
Comprehensive loss attributable to noncontrolling interests	–	–	(65)	–	(65)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$1,663	$1,898	$(3,762)	$2,490	$2,289

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED APRIL 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$11,044	$56,717	$12,137	$–	$79,898

Investing activities
Purchases of property and equipment	(433)	(5,038)	(151)	–	(5,622)
Capitalized software	(1,386)	–	–	–	(1,386)
Net cash used for investing activities	(1,819)	(5,038)	(151)	–	(7,008)

Financing activities
Borrowings under revolving credit agreement	165,000	–	–	–	165,000
Repayments under revolving credit agreement	(242,000)	–	–	–	(242,000)
Dividends paid	(2,999)	–	–	–	(2,999)
Issuance of common stock under share-based plans, net	(2,148)	–	–	–	(2,148)
Tax benefit related to share-based plans	753	–	–	–	753
Intercompany financing	76,555	(59,175)	(17,380)	–	–
Net cash used for financing activities	(4,839)	(59,175)	(17,380)	–	(81,394)
Effect of exchange rate changes on cash and cash equivalents	–	614	–	–	614
Increase (decrease) in cash and cash equivalents	4,386	(6,882)	(5,394)	–	(7,890)
Cash and cash equivalents at beginning of period	(4,386)	34,332	17,736	–	47,682
Cash and cash equivalents at end of period	$–	$27,450	$12,342	$–	$39,792

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our first quarter 2013 results reflect an improved gross profit rate within both our wholesale and retail divisions, as well as record first quarter operating earnings for our Famous Footwear segment. Our higher gross profit rate and lower restructuring charges led to an increase in first quarter operating earnings. We have also utilized our strong operating cash flow to reduce borrowings under our revolving credit agreement.

The following is a summary of the financial highlights for the first quarter of 2013:

•

Consolidated net sales decreased $9.5 million, or 1.6%, to $588.7 million for the first quarter of 2013, compared to $598.2 million for the first quarter of last year. Net sales of our Famous Footwear segment increased by $5.2 million, reflecting an increase in same-store sales of 1.1% in the first quarter of 2013, as compared to an increase of 2.5% in the first quarter of last year. Sales at our Wholesale Operations segment decreased by $13.3 million, primarily reflecting our children’s and women’s specialty exited businesses. Our Specialty Retail segment experienced a decrease in same-store sales of 0.3% in the first quarter of 2013, as compared to an increase of 2.6% in the first quarter of 2012, leading to lower net sales of $1.3 million in the first quarter of 2013.

•	Consolidated operating earnings were $21.0 million in the first quarter of 2013, compared to $12.6 million for the first quarter of last year.

•

Consolidated net loss attributable to Brown Shoe Company, Inc. was $10.8 million, or $0.26 per diluted share, in the first quarter of 2013, compared to earnings of $1.7 million, or $0.04 per diluted share, in the first quarter of last year. This decline primarily reflects higher costs associated with our portfolio realignment initiatives as described below.

The following items impacted our first quarter results in 2013 and 2012 and should be considered in evaluating the comparability of our results:

•

Portfolio realignment – Our portfolio realignment efforts include the sale of our Avia and Nevados divisions; the sale of AND 1; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of certain sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license and other infrastructure changes. In total, we incurred costs of $28.8 million ($24.6 million after-tax, or $0.58 per diluted share), of which $17.2 million were non-cash, related to our portfolio realignment efforts during the first quarter of 2013. Of the $28.8 million of costs, $23.6 million was reflected as discontinued operations and $5.2 million was reflected in continuing operations. During the first quarter of 2012, we incurred costs related to our portfolio realignment efforts of $12.1 million ($7.9 million after-tax, or $0.18 per diluted share). Of these costs, $23.6 million and $0.6 million were reflected in discontinued operations in the first quarter of 2013 and 2012, respectively. These efforts will continue throughout 2013. See Note 3, Note 4 and Note 6 to the condensed consolidated financial statements for additional information.

•

Integration-related costs – We incurred $0.7 million ($0.4 million after-tax, or $0.01 per diluted share) in costs during the first quarter of 2012 related to the integration of American Sporting Goods Corporation. These costs were recorded in the Wholesale Operations segment and are reflected as discontinued operations. We did not incur any integration-related costs in the first quarter of 2013. See Note 6 to the condensed consolidated financial statements for additional information related to these costs.

Our debt-to-capital ratio, as defined herein, decreased to 39.1% at May 4, 2013, compared to 43.9% at April 28, 2012, primarily due to the $58.0 million decrease in borrowings under our revolving credit agreement driven by our strong financial performance and resulting cash provided by operating activities over the last twelve months. Our debt-to-capital ratio decreased from 41.6% at February 2, 2013, reflecting our $39.0 million decrease in borrowings under our revolving credit agreement, driven by our strong cash provided by operating activities. Our current ratio, as defined herein, was 1.83 to 1 at May 4, 2013, compared to 1.67 to 1 at April 28, 2012 and 1.65 to 1 at February 2, 2013. The increase in the current ratio from April 28, 2012 as compared to May 4, 2013, was also primarily driven by the decrease in borrowings under our revolving credit agreement. The increase in the current ratio from February 2, 2013 as compared to May 4, 2013, was primarily driven by a decrease in borrowings under our revolving credit agreement and a decrease in trade accounts payable due to timing of payments, both partially offset by a decrease in cash, inventory and accounts receivable. Inventories at May 4, 2013 were $485.9 million, up from $475.6 million at the end of the first quarter of last year, driven by increases at Famous Footwear and Wholesale Operations.

Outlook for the Remainder of 2013

We delivered strong financial results in the first quarter driven by record first quarter operating profit at Famous Footwear, reflecting improved consumer conversion resulting from our strategic real estate, inventory and omni-channel efforts. At wholesale, we refined our portfolio with the recent sale of Avia and Nevados. Based on our first quarter results, we now expect to earn $0.63 to $0.70 per diluted share in 2013, which includes pre-tax costs of approximately $32 million to $34 million related to our portfolio realignment efforts. Due to the timing of the back-to-school selling season, our biggest quarter remains the third quarter.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012
		% of		% of
		Net		Net
($ millions)		Sales		Sales
Net sales	$588.7	100.0%	$598.2	100.0%
Cost of goods sold	348.7	59.2%	363.9	60.8%
Gross profit	240.0	40.8%	234.3	39.2%
Selling and administrative expenses	213.8	36.3%	211.5	35.4%
Restructuring and other special charges, net	0.5	0.1%	10.2	1.7%
Impairment of assets held for sale	4.7	0.8%	–	–
Operating earnings	21.0	3.6%	12.6	2.1%
Interest expense	(5.8)	(1.0)%	(6.1)	(1.0)%
Interest income	0.1	0.0%	0.1	0.0%
Earnings before income taxes from continuing operations	15.3	2.6%	6.6	1.1%
Income tax provision	(8.0)	(1.3)%	(2.6)	(0.4)%
Net earnings from continuing operations	7.3	1.3%	4.0	0.7%
Discontinued operations:
Loss from discontinued operations, net of tax	(5.6)	(1.0)%	(2.4)	(0.4)%
Impairment charge on net assets of discontinued operations, net of tax	(12.6)	(2.1)%	–	0.0%
Net loss from discontinued operations	(18.2)	(3.1)%	(2.4)	(0.4)%
Net (loss) earnings	(10.9)	(1.8)%	1.6	0.3%
Net loss attributable to noncontrolling interests	(0.1)	0.0%	(0.1)	0.0%
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(10.8)	(1.8)%	$1.7	0.3%

Net Sales

Net sales decreased $9.5 million, or 1.6%, to $588.7 million for the first quarter of 2013, compared to $598.2 million for the first quarter of last year. Net sales of our Famous Footwear segment increased with 12 fewer stores, while net sales at our Wholesale Operations and Specialty Retail segments decreased. Our Famous Footwear segment reported a $5.2 million increase in net sales, which reflects a same-store sales increase of 1.1% during the first quarter of 2013. Famous Footwear experienced increases in conversion rate, pairs per transaction and average retail price, partially offset by a decrease in customer traffic. Our Wholesale Operations segment reported a $13.3 million decrease in net sales, primarily attributable to lower sales of our children’s and women’s specialty exited businesses and decreases in our Naturalizer, Fergie, Via Spiga and Ryka divisions, partially offset by increases in our Sam Edelman, Dr. Scholl’s Shoes and LifeStride divisions. The net sales of our Specialty Retail segment decreased $1.3 million, due to a lower store count, a decrease in sales at Shoes.com, a lower Canadian dollar exchange rate and a decrease in same-store sales of 0.3%.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores, and closed stores are excluded from the calculation. Sales change from new and closed stores, net, reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation. E-commerce sales for those e-commerce websites that function as an extension of a retail chain are included in the same-store sales calculation. For comparability purposes, same-store sales for the first quarter of 2013 is calculated based on retail sales for weeks 1 through 13 in 2013 as compared to weeks 2 through 14 in 2012. This adjustment is required due to the impact of the 53rd week of sales in the fourth quarter of fiscal 2012. The calculation for the first quarter of 2013 appropriately reflects the change in same-store-sales on a true retail calendar basis.

Gross Profit

Gross profit increased $5.7 million, or 2.5%, to $240.0 million for the first quarter of 2013, compared to $234.3 million for the first quarter of last year, driven by our Famous Footwear division, which experienced both higher net sales and an increase in gross profit rate. As a percent of net sales, our gross profit increased to 40.8% for the first quarter of 2013 from 39.2% for the first quarter of last year. The increase in gross profit rate was primarily due to a higher mix of retail sales and an increase in the gross profit rate at our Famous Footwear segment. The increase in our Wholesale Operations gross profit rate was driven by a more profitable brand mix, higher initial margins and lower inventory markdown requirements. Retail and Wholesale Operations net sales were 69% and 31%, respectively, in the first quarter of 2013, compared to 67% and 33% in the first quarter of 2012. Gross profit rates in our retail businesses are higher, on average, than in our wholesale business.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.3 million, or 1.1%, to $213.8 million for the first quarter of 2013, compared to $211.5 million in the first quarter of last year. The increase was primarily driven by higher marketing expenses, an increase in employee benefit costs and higher warehousing expenses, partially offset by a decrease in rent expense. As a percent of net sales, selling and administrative expenses increased to 36.3% for the first quarter of 2013 from 35.4% for the first quarter of last year.

Restructuring and Other Special Charges, Net

We recorded restructuring and other special charges, net, of $0.5 million for the first quarter of 2013, related to our portfolio realignment efforts. We recorded restructuring and other special charges, net, of $10.2 million for the first quarter of last year, related to our portfolio realignment efforts.

Impairment of Assets Held For Sale

During the first quarter of 2013, we recorded an impairment charge of $4.7 million to adjust certain assets held for sale to their estimated fair value. See Note 4 and Note 6 to the condensed consolidated financial statements for additional information.

Operating Earnings

Operating earnings increased $8.4 million, or 66.5%, to $21.0 million for the first quarter of 2013, compared to $12.6 million for the first quarter of last year, driven by an increase in gross profit rate and a decrease in restructuring and other special charges, net, partially offset by a decrease in net sales, the impairment of assets held for sale and an increase in selling and administrative expenses, as described above.

Interest Expense

Interest expense decreased $0.3 million, or 5.2%, to $5.8 million for the first quarter of 2013, compared to $6.1 million for the first quarter of last year, primarily reflecting lower average borrowings under our revolving credit agreement.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate from continuing operations was 51.9% for the first quarter of 2013, as compared to our first quarter of 2012 rate of 39.4%. The increase in our effective tax rate in the first quarter of 2013 was primarily due to the non-deductible nature of the $4.7 million impairment charge discussed above. Excluding this impairment, the effective tax rate would have been 39.8%, which is comparable to the effective tax rate for the first quarter of 2012.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $7.3 million in the first quarter of 2013, compared to $4.0 million in the first quarter of last year, as a result of the factors described above.

Net Loss from Discontinued Operations

We reported a net loss from discontinued operations of $18.2 million during the first quarter of 2013, as compared to a net loss of $2.4 million in the first quarter of last year. The decrease is primarily related to a non-cash impairment charge related to the sale of our Avia and Nevados divisions of $12.6 million during the first quarter of 2013, reflecting the estimated fair value of those assets.

Beginning with the first quarter of 2013, the operations of Avia, Nevados, Vera Wang and Etienne Aigner are reflected as discontinued operations with retroactive presentation for prior periods. Our Avia and Nevados divisions were sold subsequent to the quarter end but was classified as discontinued operations as of May 4, 2013. We decided not to renew the Vera Wang license during the first quarter of 2013. The Etienne Aigner license dispute was settled during the quarter.

Net (Loss) Earnings Attributable to Brown Shoe Company, Inc.

We reported a net loss attributable to Brown Shoe Company, Inc. of $10.8 million during the first quarter of 2013, compared to net earnings $1.7 million during the first quarter of last year, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012
		% of		% of
($ millions, except sales per square		Net		Net
foot)		Sales		Sales
Operating Results
Net sales	$352.3	100.0%	$347.1	100.0%
Cost of goods sold	193.6	55.0%	192.0	55.3%
Gross profit	158.7	45.0%	155.1	44.7%
Selling and administrative expenses	129.7	36.8%	129.8	37.4%
Restructuring and other special charges, net	–	–	7.0	2.0%
Operating earnings	$29.0	8.2%	$18.3	5.3%

Key Metrics
Same-store sales % change	1.1%		2.5%
Same-store sales $ change	$3.8		$8.3
Sales change from new and closed stores, net	$1.4		$(3.9)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$48		$46
Sales per square foot, excluding e-commerce (trailing twelve-months)	$201		$188
Square footage (thousand sq. ft.)	7,176		7,318

Stores opened	12		11
Stores closed	13		34
Ending stores	1,054		1,066

Net Sales

Net sales increased $5.2 million, or 1.5%, to $352.3 million for the first quarter of 2013, compared to $347.1 million for the first quarter of last year. Although sales during the early portion of the first quarter were impacted by cold, wet weather, the latter half of the quarter experienced much stronger sales volume as spring weather normalized. Same-store sales, including e-commerce, increased 1.1% during the first quarter of 2013, primarily due to increases in our conversion rate, pairs per transaction and average retail price, partially offset by a decrease in customer traffic.  Growth in athletic and canvas shoe styles also contributed to our increase in net sales. During the first quarter of 2013, we opened 12 new stores and closed 13 stores, resulting in 1,054 stores and total square footage of 7.2 million at the end of the first quarter of 2013, compared to 1,066 stores and total square footage of 7.3 million at the end of the first quarter of last year. Sales per square foot, excluding e-commerce, increased 4.1% to $48 in the first quarter of 2013, compared to $46 in the first quarter of last year. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, with approximately 68% of our net sales made to members of our Rewards program in the first quarter of 2013 as compared to approximately 62% in the first quarter of 2012.

Gross Profit

Gross profit increased $3.6 million, or 2.3%, to $158.7 million for the first quarter of 2013, compared to $155.1 million for the first quarter of last year, due primarily to the increase in net sales. As a percent of net sales, our gross profit was 45.0% for the first quarter of 2013, compared to 44.7% for the first quarter of last year. The increase in our gross profit rate was primarily driven by sales mix and lower freight costs.

Selling and Administrative Expenses

Selling and administrative expenses are comparable with a decrease of $0.1 million, or 0.2%, to $129.7 million for the first quarter of 2013, compared to $129.8 million for the first quarter of last year. As a percent of net sales, selling and administrative expenses decreased to 36.8% for the first quarter of 2013, compared to 37.4% for the first quarter of last year.

Restructuring and Other Special Charges, Net

We did not incur restructuring and other special charges during the first quarter of 2013, but incurred $7.0 million during the first quarter of last year, related to our portfolio realignment efforts, which included the closure of a distribution center and the closure or relocation of underperforming stores.

Operating Earnings

Operating earnings increased $10.7 million, or 58.7%, to $29.0 million for the first quarter of 2013, compared to $18.3 million for the first quarter of last year. The increase was due to a reduction in restructuring and other special charges, net, and an increase in net sales and resulting gross profit, as described above. As a percent of net sales, operating earnings improved to 8.2% for the first quarter of 2013, compared to 5.3% for the first quarter of last year.

WHOLESALE OPERATIONS

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012
		% of		% of
		Net		Net
($ millions)		Sales		Sales
Operating Results
Net sales	$181.6	100.0%	$194.9	100.0%
Cost of goods sold	123.8	68.2%	139.0	71.3%
Gross profit	57.8	31.8%	55.9	28.7%
Selling and administrative expenses	49.5	27.3%	48.1	24.7%
Restructuring and other special charges, net	0.5	0.2%	1.9	1.0%
Impairment of assets held for sale	4.7	2.6%	–	–
Operating earnings	$3.1	1.7%	$5.9	3.0%

Key Metrics
Unfilled order position at end of period	$314.9		$295.1

Net Sales

Net sales decreased $13.3 million, or 6.8%, to $181.6 million for the first quarter of 2013, compared to $194.9 million for the first quarter of last year. The decrease was primarily attributable to lower sales of our children’s and women’s specialty exited businesses, and decreases in our Naturalizer, Fergie, Via Spiga and Ryka divisions, partially offset by increases in our Sam Edelman, Dr. Scholl’s Shoes and LifeStride divisions. Our unfilled order position increased $19.8 million, or 6.7%, to $314.9 million as of May 4, 2013, as compared to $295.1 million as of April 28, 2012 primarily due to an increased order position for Sam Edelman. The May 4, 2013 and April 28, 2012 unfilled order positions exclude  $25.0 million and $59.7 million, respectively, related to Avia, Nevados, Vera Wang and Etienne Aigner, as their results are reflected in discontinued operations.

Gross Profit

Gross profit increased $1.9 million, or 3.3%, to $57.8 million for the first quarter of 2013, compared to $55.9 million for the first quarter of last year, primarily driven by a more profitable brand mix, higher initial margins and lower inventory markdown requirements. As a percent of net sales, our gross profit increased to 31.8% for the first quarter of 2013 from 28.7% for the first quarter of last year, reflecting the above named factors.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.4 million, or 2.9%, to $49.5 million for the first quarter of 2013, compared to $48.1 million for the first quarter of last year, driven in part by an increase in employee benefits. As a percent of net sales, selling and administrative expenses increased to 27.3% for the first quarter of 2013, compared to 24.7% for the first quarter of last year, due primarily to the decrease in net sales.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges, net, of $0.5 million during the first quarter of 2013, compared to $1.9 million during the first quarter of last year, as we have entered the last phase of our portfolio realignment initiatives. Our portfolio realignment efforts include the sale and closure of sourcing and supply chain assets, the exit of certain brands and other changes to our infrastructure. See Note 4 and Note 6 to the condensed consolidated financial statements for additional information related to these costs.

Impairment of Assets Held For Sale

During the first quarter of 2013, we recorded an impairment charge of $4.7 million to adjust certain assets held for sale to their estimated fair value. See Note 4 and Note 6 to the condensed consolidated financial statements for additional information.

Operating Earnings

Operating earnings decreased $2.8 million to $3.1 million for the first quarter of 2013, compared to $5.9 million for the first quarter of last year. The decrease was primarily driven by the impairment charge and an increase in selling and administrative expenses, partially offset by an increase in gross profit rate and a decrease in restructuring and other special charges, net. As a percent of net sales, operating earnings decreased to 1.7% for the first quarter of 2013, compared to 3.0% for operating earnings in the first quarter of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012
		% of		% of
($ millions, except sales per		Net		Net
square foot)		Sales		Sales
Operating Results
Net sales	$54.8	100.0%	$56.1	100.0%
Cost of goods sold	31.3	57.0%	32.9	58.7%
Gross profit	23.5	43.0%	23.2	41.3%
Selling and administrative expenses	24.8	45.4%	25.9	46.2%
Restructuring and other special charges, net	–	–	0.8	1.4%
Operating loss	$(1.3)	(2.4)%	$(3.5)	(6.3)%

Key Metrics
Same-store sales % change	(0.3)%		2.6%
Same-store sales $ change	$(0.1)		$0.9
Sales change from new and closed stores, net	$(0.5)		$(3.4)
Impact of changes in Canadian exchange rate on sales	$(0.3)		$(0.4)
Sales change of e-commerce subsidiary	$(0.4)		$(0.8)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$91		$89
Sales per square foot, excluding e-commerce (trailing twelve-months)	$397		$397
Square footage (thousand sq. ft.)	336		358

Stores opened	2		6
Stores closed	9		13
Ending stores	215		227

Net Sales

Net sales decreased $1.3 million, or 2.5%, to $54.8 million for the first quarter of 2013, compared to $56.1 million for the first quarter of last year. The decrease in net sales reflects a lower store count, a decrease in sales at Shoes.com, a lower Canadian dollar exchange rate and a decrease in same-store sales of 0.3%. Shoes.com experienced a decrease in net sales of $0.4 million. We opened two new retail stores and closed nine during the first quarter of 2013, resulting in a total of 215 stores (including 25 Naturalizer stores in China) and total square footage of 0.3 million at the end of the first quarter of 2013, compared to 227 stores (including 22 Naturalizer stores in China) and total square footage of 0.4 million at the end of the first quarter of last year. As a result of these factors, sales per square foot, excluding e-commerce, increased 2.2% to $91 for the first quarter of 2012, compared to $89 for the first quarter of last year.

Gross Profit

Gross profit increased $0.3 million, or 1.6%, to $23.5 million for the first quarter of 2013, compared to $23.2 million for the first quarter of last year. As a percent of net sales, our gross profit increased to 43.0% for the first quarter of 2013 from 41.3% for the first quarter of last year. The increases in our gross profit and gross profit rate were primarily driven by lower freight costs.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.1 million, or 4.1%, to $24.8 million for the first quarter of 2013, compared to $25.9 million for the first quarter of last year, reflecting lower facility and employee expenses, due to a lower store count. As a percent of net sales, selling and administrative expenses decreased to 45.4% for the first quarter of 2013, compared to 46.2% for the first quarter of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net

We did not incur restructuring and other special charges, net, during the first quarter of 2013, compared to $0.8 million during the first quarter of last year for our portfolio realignment efforts, which included costs to close underperforming stores.

Operating Loss

Specialty Retail reported an operating loss of $1.3 million for the first quarter of 2013, compared to $3.5 million for the first quarter of last year, primarily due to the decrease in selling and administrative expenses, a decrease in restructuring and other special charges, net, and an increase in the gross profit rate, as discussed above.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $9.9 million for the first quarter of 2013, compared to costs of $8.1 million for the first quarter of last year. The primary driver of the $1.8 million increase related to employee benefits costs and higher director compensation.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

	May 4,	April 28,	February 2,
($ millions)	2013	2012	2013
Borrowings under revolving credit agreement	$66.0	$124.0	$105.0
Senior notes	198.9	198.7	198.8
Total debt	$264.9	$322.7	$303.8

Total debt obligations decreased $57.8 million to $264.9 million at May 4, 2013, compared to $322.7 million at April 28, 2012, and decreased $38.9 million from $303.8 million at February 2, 2013 due to lower borrowings under our revolving credit agreement, resulting from strong cash provided by operating activities. As a result of the lower average borrowings under our revolving credit agreement, interest expense for the first quarter of 2013 decreased $0.3 million to $5.8 million, compared to $6.1 million for the first quarter of last year.

Credit Agreement

On January 7, 2011, Brown Shoe Company, Inc. and certain of our subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement, which was further amended on February 17, 2011 (as so amended, the “Credit Agreement”). The Credit Agreement matures on January 7, 2016 and provides for a revolving credit facility in an aggregate amount of up to $530.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at our option of up to $150.0 million from time to time during the term of the Credit Agreement (the “general purpose accordion feature”) subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of May 4, 2013.

At May 4, 2013, we had $66.0 million in borrowings outstanding and $8.9 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $413.8 million at May 4, 2013.

On May 14, 2013, subsequent to the end of our first quarter of 2013, American Sporting Goods Corporation was sold and ceased to be a borrower under the Credit Agreement. The proceeds from the sale will be utilized to pay down the revolving credit facility. See Note 3 to the condensed consolidated financial statements for further information on the sale of American Sporting Goods Corporation.

$200 Million Senior Notes Due 2019

On May 11, 2011, we issued $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”). We used a portion of the net proceeds to call and redeem the outstanding 8.75% senior notes due in 2012. We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Credit Agreement.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 4, 2013, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

On May 14, 2013, subsequent to the end of our first quarter of 2013, American Sporting Goods Corporation was sold and ceased to be a borrower under the Credit Agreement. See Note 3 to the condensed consolidated financial statements for further information on the sale of American Sporting Goods Corporation.

Working Capital and Cash Flow

	Thirteen Weeks Ended
	May 4,	April 28,	Increase/
($ millions)	2013	2012	(Decrease)
Net cash provided by operating activities	$25.9	$79.9	$(54.0)
Net cash used for investing activities	(6.9)	(7.0)	0.1
Net cash used for financing activities	(42.1)	(81.4)	39.3
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.6	(1.1)
Decrease in cash and cash equivalents	$(23.6)	$(7.9)	$(15.7)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $54.0 million lower in the first quarter of 2013 as compared to the first quarter of 2012, reflecting the following factors:

•	A decrease in inventory in the first quarter of 2013 compared to a larger decrease in the same period of 2012 due to continued inventory management in the first quarter of 2013;
•	A larger decrease in trade accounts payable in the first quarter of 2013 as compared to the same period last year due to the timing of payments;
•	A smaller increase in prepaid expenses and other current and noncurrent assets in the first quarter of 2013 as compared to last year; and,
•

A decrease in accrued expenses and other liabilities in the first quarter of 2013 as compared to an increase in the first quarter of last year. Accrued expenses decreased in 2013 due in part to no incentive plan payouts in 2012 related to our 2011 incentive plans as compared to payouts in 2013 related to our 2012 incentive plans;

•	All above partially offset by a larger decrease in accounts receivable in the first quarter of 2013 as compared to the first quarter of last year due to the timing of payments.

Cash used for investing activities was lower by $0.1 million in the first quarter of 2013, as compared to the same period in 2012, primarily due to the $1.5 million of proceeds from sale of assets, partially offset by $1.4 million of increased purchases of property and equipment and capitalized software. We expect purchases of property and equipment and capitalized software of approximately $50 million to $55 million in 2013, primarily related to remodeled and new stores and general infrastructure.

Cash used for financing activities was $39.3 million lower than the same period in 2012 primarily due to lower borrowings, net of repayments, under our Credit Agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 4, 2013	April 28, 2012	February 2, 2013
Working capital ($ millions) (1)	$327.1	$296.3	$303.3

Current ratio (2)	1.83:1	1.67:1	1.65:1

Debt-to-capital ratio (3)	39.1%	43.9%	41.6%

(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities
(3)

The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at May 4, 2013, was $327.1 million, which was $23.8 million higher than at February 2, 2013 and $30.8 million higher than at April 28, 2012. Our current ratio increased to 1.83 to 1 as of May 4, 2013 compared to 1.65 to 1 at February 2, 2013 and compared to 1.67 to 1 at April 28, 2012. The increase in the current ratio from April 28, 2012 as compared to May 4, 2013, was primarily driven by a decrease in borrowings under our revolving credit agreement due to our strong financial performance and resulting cash provided by operating activities. The increase in the current ratio from February 2, 2013 as compared to May 4, 2013, was primarily driven by a decrease in borrowings under our revolving credit agreement and a decrease in trade accounts payable due to timing of payments, both partially offset by a decrease in cash, inventory and accounts receivable. Our debt-to-capital ratio was 39.1% as of May 4, 2013, compared to 41.6% as of February 2, 2013 and 43.9% as of April 28, 2012. The decrease in our debt-to-capital ratio from February 2, 2013 and April 28, 2012, is primarily due to lower borrowings under our revolving credit agreement.

At May 4, 2013, we had $44.7 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

On May 14, 2013, we sold American Sporting Goods Corporation. The proceeds from the sale were utilized to pay down the revolving credit facility.

We declared and paid dividends of $0.07 per share in both the first quarter of 2013 and the first quarter of last year. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

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

During the first quarter of 2013, in connection with our agreement to sell certain supply chain and sourcing assets we entered into a minimum purchase commitment contract with the purchaser of these assets to source the manufacturing of 8 million pairs of shoes over the next 2 years, 4 million each year at market pricing. The total purchase obligation is estimated at approximately $100 million. This commitment can be fulfilled from any of the facilities owned by the purchaser, many of which we have historically used for sourcing.

As discussed earlier, we sold our American Sporting Goods Corporation subsidiary on May 14, 2013. In connection with the sale of American Sporting Goods Corporation, we entered into a six month transition services agreement. Certain lease and purchase obligations associated with that subsidiary will no longer be obligations of the Company after May 14, 2013, or in some cases, beyond the six month transition services period.

Except for the changes discussed above and within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings under and repayments of our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended February 2, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. The adoption of new accounting pronouncements is described in Note 2 to the condensed consolidated financial statements. For further information, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 2, 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) intense competition within the footwear industry; (iii) rapidly changing fashion trends and purchasing patterns; (iv) customer concentration and increased consolidation in the retail industry; (v) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China, where Brown Shoe Company relies heavily on manufacturing facilities for a significant amount of their inventory; (vi) the ability to recruit and retain senior management and other key associates; (vii) the ability to attract, retain and maintain good relationships with licensors and protect intellectual property rights; (viii) the ability to secure/exit leases on favorable terms; (ix) the ability to maintain relationships with current suppliers; (x) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; (xi) the ability to source product at a pace consistent with increased demand for footwear; and (xii) the impact of rising prices in a potentially inflationary global environment. The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption Risk Factors in Item 1A of the company’s Annual Report on Form 10-K for the year ended February 2, 2013, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended February 2, 2013.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 4, 2013, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended May 4, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 2, 2013.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2013:

						Maximum Number
					Total Number	of Shares that
					Purchased	May Yet Be
	Total Number		Average		as Part of Publicly	Purchased Under
	of Shares		Price Paid		Announced	the Program
Fiscal Period	Purchased		per Share		Program (1)	(1)

February 3, 2013 – March 2, 2013	24,834	(2)	$17.03	(2)	–	2,500,000

March 3, 2013 – April 6, 2013	143,613	(2)	16.85	(2)	–	2,500,000

April 7, 2013 – May 4, 2013	–		–		–	2,500,000

Total	168,447	(2)	$16.88	(2)	–	2,500,000

(1)

On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the first quarter of 2013; therefore, there were 2.5 million shares authorized to be purchased under the program as of May 4, 2013. Our repurchases of common stock are limited under our debt agreements.

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
10.1

Stock Purchase Agreement, dated May 14, 2013, by and among Brown Shoe Company, Inc., Brown Shoe International Corp. and Galaxy Brand Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 20, 2013.

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

BROWN SHOE COMPANY, INC.

Date: June 12, 2013	/s/ Russell C. Hammer
Russell C. Hammer Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer