Form 10-Q
period 2013-08-03
BROWN SHOE CO INC
filed 2013-09-11
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 3, 2013

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes  ☐     No ☑

As of August 30, 2013, 43,195,068 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	August 3, 2013	July 28, 2012	February 2, 2013
Assets
Current assets
Cash and cash equivalents	$53,137	$47,397	$68,223
Receivables, net	120,054	107,534	111,392
Inventories, net	615,916	585,969	503,688
Prepaid expenses and other current assets	51,845	44,425	42,016
Current assets – discontinued operations	1,661	66,655	47,109
Total current assets	842,613	851,980	772,428

Other assets	113,764	135,790	119,695
Goodwill	13,954	13,954	13,954
Intangible assets, net	62,734	63,775	65,749
Non current assets – discontinued operations	–	55,155	54,577
Property and equipment	428,764	427,852	437,745
Allowance for depreciation	(280,809)	(294,332)	(292,889)
Net property and equipment	147,955	133,520	144,856
Total assets	$1,181,020	$1,254,174	$1,171,259

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$23,000	$116,000	$105,000
Trade accounts payable	309,806	284,190	213,660
Other accrued expenses	143,735	142,215	137,190
Current liabilities – discontinued operations	3,536	16,688	13,259
Total current liabilities	480,077	559,093	469,109

Other liabilities
Long-term debt	198,917	198,726	198,823
Deferred rent	36,196	29,371	33,711
Other liabilities	39,429	50,673	36,719
Non current liabilities – discontinued operations	–	8,613	6,996
Total other liabilities	274,542	287,383	276,249

Equity
Common stock	432	429	429
Additional paid-in capital	124,543	117,815	121,593
Accumulated other comprehensive (loss) income	(27)	8,759	884
Retained earnings	300,770	279,898	302,223
Total Brown Shoe Company, Inc. shareholders’ equity	425,718	406,901	425,129
Noncontrolling interests	683	797	772
Total equity	426,401	407,698	425,901
Total liabilities and equity	$1,181,020	$1,254,174	$1,171,259

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
($ thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$621,706	$564,897	$1,210,362	$1,163,076
Cost of goods sold	367,080	337,243	715,720	701,168
Gross profit	254,626	227,654	494,642	461,908
Selling and administrative expenses	231,071	211,706	444,950	423,181
Restructuring and other special charges, net	743	7,326	1,262	17,514
Impairment of assets held for sale	–	–	4,660	–
Operating earnings	22,812	8,622	43,770	21,213
Interest expense	(5,192)	(5,645)	(10,913)	(11,681)
Interest income	82	77	150	160
Earnings before income taxes from continuing operations	17,702	3,054	33,007	9,692
Income tax provision	(4,081)	(1,241)	(12,027)	(3,857)
Net earnings from continuing operations	13,621	1,813	20,980	5,835
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax benefit of $2,588, $2,923, $6,171 and $4,546, respectively	620	(4,527)	(5,017)	(6,921)
Impairment of net assets/disposition of discontinued operations, net of $0 tax	1,042	–	(11,512)	–
Net earnings (loss) from discontinued operations	1,662	(4,527)	(16,529)	(6,921)
Net earnings (loss)	15,283	(2,714)	4,451	(1,086)
Net loss attributable to noncontrolling interests	(74)	(179)	(144)	(246)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$15,357	$(2,535)	$4,595	$(840)

Basic earnings (loss) per common share:
From continuing operations	$0.32	$0.05	$0.51	$0.15
From discontinued operations	0.04	(0.11)	(0.40)	(0.17)
Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.36	$(0.06)	$0.11	$(0.02)

Diluted earnings (loss) per common share:
From continuing operations	$0.31	$0.05	$0.50	$0.15
From discontinued operations	0.04	(0.11)	(0.40)	(0.17)
Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.35	$(0.06)	$0.10	$(0.02)

Dividends per common share	$0.07	$0.07	$0.14	$0.14

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
($ thousands)	2013	2012	2013	2012
Net earnings (loss)	$15,283	$(2,714)	$4,451	$(1,086)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(900)	(1,000)	(1,590)	(12)
Pension and other post retirement benefits adjustments, net of tax of $85, $0, $170 and $0, respectively	136	–	281	–
Unrealized gains (losses) on derivative financial instruments, net of tax of $283, $308, $247 and $444, respectively	662	(507)	635	(890)
Net (gains) losses from derivatives reclassified into earnings, net of tax of $80, $20, $125 and $11, respectively	(150)	33	(237)	24
Other comprehensive loss, net of tax	(252)	(1,474)	(911)	(878)
Comprehensive income (loss)	15,031	(4,188)	3,540	(1,964)
Comprehensive loss attributable to noncontrolling interests	(61)	(185)	(89)	(250)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$15,092	$(4,003)	$3,629	$(1,714)

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Twenty-six Weeks Ended
	August 3,	July 28,
($ thousands)	2013	2012
Operating Activities
Net earnings (loss)	$4,451	$(1,086)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	17,636	16,429
Amortization of capitalized software	6,467	6,559
Amortization of intangibles	3,233	3,738
Amortization of debt issuance costs	1,256	1,256
Share-based compensation expense	2,935	3,275
Tax benefit related to share-based plans	(2,798)	(738)
Loss on disposal of facilities and equipment	191	1,358
Impairment charges for facilities and equipment	959	3,131
Impairment of assets held for sale	4,660	–
Impairment of intangible assets	–	5,777
Impairment of net assets/disposition of discontinued operations	11,512	–
Net loss on sale of subsidiaries	576	–
Deferred rent	2,485	(2,990)
Provision for doubtful accounts	331	1,008
Changes in operating assets and liabilities, net of dispositions:
Receivables	(8,605)	18,997
Inventories	(112,625)	(59,363)
Prepaid expenses and other current and noncurrent assets	(6,372)	2,864
Trade accounts payable	96,932	103,668
Accrued expenses and other liabilities	11,729	16,961
Other, net	536	(1,484)
Net cash provided by operating activities	35,489	119,360

Investing Activities
Purchases of property and equipment	(27,797)	(24,146)
Capitalized software	(2,638)	(2,956)
Proceeds from sale of subsidiaries, net of cash balance of $4,370	69,347	–
Net cash provided by (used for) investing activities	38,912	(27,102)

Financing Activities
Borrowings under revolving credit agreement	685,000	334,000
Repayments under revolving credit agreement	(767,000)	(419,000)
Dividends paid	(6,048)	(6,005)
Issuance of common stock under share-based plans, net	(2,780)	(2,058)
Tax benefit related to share-based plans	2,798	738
Net cash used for financing activities	(88,030)	(92,325)
Effect of exchange rate changes on cash and cash equivalents	(1,457)	(218)
Decrease in cash and cash equivalents	(15,086)	(285)
Cash and cash equivalents at beginning of period	68,223	47,682
Cash and cash equivalents at end of period	$53,137	$47,397

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard provides guidance on releasing cumulative translation adjustments to net earnings when an entity ceases to have a controlling financial interest in a subsidiary or business within a foreign entity. The cumulative translation adjustments should be released only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This standard is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this newly issued guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net earnings are presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income, but only if the amount is required under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to be reclassified to net earnings in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net earnings, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance on February 3, 2013. See Note 9 to the condensed consolidated financial statements for additional information.

Note 3	Discontinued Operations

The Company’s discontinued operations included the Avia and Nevados brands of the American Sporting Goods Corporation division, as well as the Etienne Aigner and Vera Wang brands. In aggregate, discontinued operations included $3.8 million and $24.3 million of net sales in the thirteen and twenty-six week periods ended August 3, 2013, respectively. Discontinued operations included $34.4 million and $62.6 million of net sales for the thirteen and twenty-six week periods ended July 28, 2012, respectively.

Discontinued operations included a loss before income taxes of $2.0 million and $11.2 million in the thirteen and twenty-six week periods ended August 3, 2013, respectively. Also included in discontinued operations was a $1.0 million gain and $11.5 million of costs associated with the Company’s impairment of net assets/disposition of discontinued operations for the thirteen and twenty-six weeks ended August 3, 2013, respectively. For the thirteen and twenty-six week periods ended July 28, 2012, discontinued operations included a loss before income taxes of $7.5 million and $11.5 million, respectively.

American Sporting Goods Corporation

On May 14, 2013, Brown Shoe International Corp. (“BSIC”), the sole shareholder of American Sporting Goods Corporation, entered into and simultaneously closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, BSIC and Galaxy Brand Holdings, Inc. (“Buyer”), pursuant to which Buyer acquired all of the outstanding capital stock of American Sporting Goods Corporation from BSIC and the Company agreed to provide certain transition services. In connection with the transaction, American Sporting Goods Corporation sold inventory to a third party unaffiliated with Buyer and distributed certain assets to BSIC. The aggregate purchase price for the stock of American Sporting Goods Corporation and the provision of such transition services was $74.0 million, subject to working capital adjustments, minus the amount of the pre-closing cash dividend declared by American Sporting Goods Corporation and paid to BSIC, representing proceeds from American Sporting Goods Corporation’s sale of inventory.

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

The operations of ASG were considered held for sale as of May 4, 2013 and were classified as discontinued operations. As a result of the sale, the Company recorded an impairment charge in the first quarter of 2013 of $12.6 million ($12.6 million after-tax, $0.30 per diluted share), representing the difference in the fair value less costs to sell as compared to the carrying value of the net assets to be sold. During the second quarter of 2013, the Company recognized a gain upon disposition of subsidiary of $1.0 million ($1.0 million after tax, $0.02 per diluted share). These charges are reflected in the condensed consolidated statement of earnings as a component of discontinued operations. ASG was previously included in the Wholesale Operations segment.

Etienne Aigner

During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. On April 29, 2013, an agreement to resolve the dispute was reached, pursuant to which the Company agreed to pay Etienne Aigner $6.5 million. The financial results of Etienne Aigner and the $6.5 million settlement are reflected as a component of discontinued operations.  The results of Etienne Aigner were previously included in the Wholesale Operations segment.

Vera Wang

During the first quarter of 2013, the Company communicated its intention not to renew the Vera Wang license agreement. The financial results of Vera Wang are reflected as a component of discontinued operations.  The results of Vera Wang were previously included in the Wholesale Operations segment.

The detail of ASG, Etienne Aigner and Vera Wang assets and liabilities reported as discontinued operations in the condensed consolidated balance sheet are as follows:

	August 3,	July 28,	February 2,
($ thousands)	2013	2012	2013

Discontinued Assets
Current assets
Receivables, net	$387	$26,482	$14,291
Inventories, net	700	35,099	29,587
Prepaid expenses and other current assets	574	5,074	3,231
Total current assets	1,661	66,655	47,109
Other assets	–	606	419
Goodwill	–	25,650	25,650
Intangible assets, net	–	27,695	27,275
Property and equipment, net	–	1,204	1,233
Total assets	$1,661	$121,810	$101,686

Discontinued Liabilities
Current liabilities
Trade accounts payable	$942	$10,065	$9,082
Other accrued expenses	2,594	6,623	4,177
Total current liabilities	3,536	16,688	13,259
Other liabilities	–	8,613	6,996
Total liabilities	$3,536	$25,301	$20,255

Note 4	Dispositions

As part of its portfolio realignment efforts, the Company entered into an agreement to sell certain of its supply chain and sourcing assets (“Sale Agreement”) on April 30, 2013 for $9.0 million, $1.5 million in cash and a $7.5 million promissory note, subject to working capital adjustments. The sale closed during the second quarter of 2013. The promissory note requires installments over two years with the first payment of $3.0 million due no later than 45 days from the closing date and the remaining balance payable in eight quarterly payments of $562,500, subject to working capital adjustments, plus accrued interest of 5%, compounded monthly, starting no later than three months after the closing date. The Company received the first payment of $3.0 million under the promissory note during the second quarter of 2013. As part of the Sale Agreement, the Company agreed to purchase a minimum of four million pairs of shoes each year for the next two years at market pricing, which can be fulfilled from a defined group of facilities owned by the purchaser.

During the first quarter of 2013, the Company recognized an impairment charge of $4.7 million ($4.7 million after tax, $0.11 per diluted share), which represented the excess net asset value over the estimated fair value of the assets less costs to sell. During the second quarter of 2013,  the Company recognized a loss on the sale of these supply chain and sourcing assets of $0.6 million ($0.6 million after tax, $0.01 per diluted share). The financial results of the supply chain and sourcing assets have been included in the Wholesale Operations segment as continuing operations through the date of sale.

Note 5	Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended August 3, 2013 and July 28, 2012:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
($ thousands, except per share amounts)	2013	2012	2013	2012
NUMERATOR
Net earnings from continuing operations	$13,621	$1,813	$20,980	$5,835
Net loss attributable to noncontrolling interests	74	179	144	246
Net earnings allocated to participating securities	(580)	–	(266)	–
Net earnings from continuing operations	13,115	1,992	20,858	6,081

Net earnings (loss) from discontinued operations	1,662	(4,527)	(16,529)	(6,921)
Net earnings allocated to participating securities	(71)	–	–	–
Net earnings (loss) from discontinued operations	1,591	(4,527)	(16,529)	(6,921)
Net earnings (loss) attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$14,706	$(2,535)	$4,329	$(840)

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,348	40,687	41,209	40,555
Dilutive effect of share-based awards for continuing operations and discontinued operations	316	88	267	223
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,664	40,775	41,476	40,778

Basic earnings (loss) per common share:
From continuing operations	$0.32	$0.05	$0.51	$0.15
From discontinued operations	0.04	(0.11)	(0.40)	(0.17)
Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.36	$(0.06)	$0.11	$(0.02)

Diluted earnings (loss) per common share:
From continuing operations	$0.31	$0.05	$0.50	$0.15
From discontinued operations	0.04	(0.11)	(0.40)	(0.17)
Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.35	$(0.06)	$0.10	$(0.02)

Options to purchase 134,247 and 1,147,160 shares of common stock for the thirteen weeks and 224,153 and 1,251,131 shares of common stock for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

Note 6	Restructuring Initiatives

Portfolio Realignment

The Company's portfolio realignment efforts include the sale of ASG; the sale of the AND 1 division; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license in accordance with agreement terms and other infrastructure changes. These portfolio realignment efforts began in 2011 and will continue through 2013. The Company expects to incur an immaterial amount of additional costs during the second half of 2013 related to its portfolio realignment initiatives.

The following is a summary of the Company’s portfolio realignment expense (income) for our continuing and discontinued operations:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
			Loss			Loss
($ millions, except per share data)	Pre-tax Expense (Income)	After-tax Expense (Income)	(Earnings) Per Diluted Share	Pre-tax Expense (Income)	After-tax Expense (Income)	(Earnings) Per Diluted Share
August 3, 2013
Continuing Operations
Business exits and cost reductions	$0.7	$0.5	$0.01	$1.2	$0.8	$0.02
Non-cash impairments/dispositions	–	–	–	4.7	4.7	0.11
Total Continuing Operations	0.7	0.5	0.01	5.9	5.5	0.13
Discontinued Operations
Business exits and cost reductions	2.1	(0.7)	(0.01)	13.3	6.4	0.13
Non-cash impairments/dispositions	(1.0)	(1.0)	(0.02)	11.5	11.5	0.28
Total Discontinued Operations	1.1	(1.7)	(0.03)	24.8	17.9	0.41
Total	$1.8	$(1.2)	$(0.02)	$30.7	$23.4	$0.54

July 28, 2012
Continuing Operations
Business exits and cost reductions	$5.1	$3.5	$0.08	$16.6	$11.0	$0.26
Non-cash impairments/dispositions	–	–	–	–	–	–
Total Continuing Operations	5.1	3.5	0.08	16.6	11.0	0.26
Discontinued Operations
Business exits and cost reductions	7.3	4.5	0.11	7.8	4.8	0.11
Non-cash impairments/dispositions	–	–	–	–	–	–
Total Discontinued Operations	7.3	4.5	0.11	7.8	4.8	0.11
Total	$12.4	$8.0	$0.19	$24.4	$15.8	$0.37

The business exits and cost reductions of the Company’s continuing operations were recorded within restructuring and other special charges, net and cost of goods sold in the condensed consolidated statements of earnings.  The business exits and cost reductions of the Company’s discontinued operations were recorded within earnings (loss) from discontinued operations, net of tax, in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions of the Company’s continuing operations were recorded within impairment of assets held for sale in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions of the Company’s discontinued operations were recorded within impairment of net assets/disposition of discontinued operations in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions are included in Other in the following table.

All of the $0.7 million of continuing operations costs incurred during the second quarter of 2013 was included in the Wholesale Operations segment. Of the $5.1 million of continuing operations costs incurred during the second quarter of 2012, $2.5 million is included in the Specialty Retail segment, $2.0 million is included in the Wholesale Operations segment, $0.3 million is included in the Famous Footwear segment and $0.3 million is included in the Other segment.

All of the $5.9 million of continuing operations costs incurred during the first half of 2013 was included in the Wholesale Operations segment.  Of the $16.6 million of continuing operations costs incurred during the first half of 2012, $7.3 million is included in the Famous Footwear segment, $5.1 million is included in the Wholesale Operations segment, $3.5 million is included in the Specialty Retail segment and $0.7 million is included in the Other segment.

The following is a summary of the charges and settlements by category of costs:

						Total by Classification
($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total	Continuing Operations	Discontinued Operations
Reserve balance at January 28, 2012	$5.8	$1.6	$1.3	$1.3	$10.0	$10.0	$–
Additional charges in 2012	6.0	3.1	11.4	9.4	29.9	21.9	8.0
Amounts settled in 2012	(10.1)	(4.5)	(9.4)	(10.4)	(34.4)	(26.6)	(7.8)
Reserve balance at February 2, 2013	$1.7	$0.2	$3.3	$0.3	$5.5	$5.3	$0.2
Additional charges in first quarter 2013	0.4	3.0	0.1	25.3	28.8	5.2	23.6
Amounts settled in first quarter 2013	(1.0)	(2.8)	(0.8)	(18.2)	(22.8)	(7.0)	(15.8)
Reserve balance at May 4, 2013	$1.1	$0.4	$2.6	$7.4	$11.5	$3.5	$8.0
Additional charges (recoveries) in second quarter 2013	2.3	(0.4)	–	(0.1)	1.8	0.7	1.1
Amounts settled in second quarter 2013	(1.0)	0.3	(0.6)	(7.0)	(8.3)	(1.8)	(6.5)
Reserve balance at August 3, 2013	$2.4	$0.3	$2.0	$0.3	$5.0	$2.4	$2.6

Integration Related Costs

During the first half of 2012, the Company incurred integration costs related to ASG of $0.7 million ($0.4 million after-tax, or $0.01 per diluted share), with no charges during the first half of 2013. These costs were recognized as earnings (loss) from discontinued operations.

Organizational Change

During the second quarter and first half of 2012, the Company incurred costs of $2.3 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) related to an organizational change at the corporate headquarters. These costs were recognized as restructuring and other special charges, net and included in the Other segment.

Note 7	Business Segment Information

Applicable business segment information is as follows for the periods ended August 3, 2013 and July 28, 2012:

	Famous	Wholesale	Specialty
($ thousands)	Footwear	Operations	Retail	Other	Total

Thirteen Weeks Ended August 3, 2013
External sales	$388,259	$180,440	$53,007	$–	$621,706
Intersegment sales	604	64,203	–	–	64,807
Operating earnings (loss)	28,969	8,196	(1,826)	(12,527)	22,812
Segment assets - continuing operations	529,944	428,664	83,852	136,899	1,179,359

Thirteen Weeks Ended July 28, 2012
External sales	$350,318	$160,584	$53,995	$–	$564,897
Intersegment sales	466	53,926	–	–	54,392
Operating earnings (loss)	20,539	4,789	(5,795)	(10,911)	8,622
Segment assets - continuing operations	512,892	430,881	48,568	140,023	1,132,364

Twenty-six Weeks Ended August 3, 2013
External sales	$740,538	$362,065	$107,759	$–	$1,210,362
Intersegment sales	1,210	100,933	–	–	102,143
Operating earnings (loss)	58,011	11,303	(3,155)	(22,389)	43,770

Twenty-six Weeks Ended July 28, 2012
External sales	$697,425	$355,525	$110,126	$–	$1,163,076
Intersegment sales	1,024	101,793	–	–	102,817
Operating earnings (loss)	38,840	10,664	(9,322)	(18,969)	21,213

The Other segment includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
($ thousands)	2013	2012	2013	2012
Operating earnings	$22,812	$8,622	$43,770	$21,213
Interest expense	(5,192)	(5,645)	(10,913)	(11,681)
Interest income	82	77	150	160
Earnings before income taxes from continuing operations	$17,702	$3,054	$33,007	$9,692

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

	August 3,	July 28,	February 2,
($ thousands)	2013	2012	2013

Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	118,003	113,035	118,003
Specialty Retail	200	200	200
Total intangible assets	121,003	116,035	121,003
Accumulated amortization	(58,269)	(52,260)	(55,254)
Total intangible assets, net	62,734	63,775	65,749
Goodwill
Wholesale Operations	13,954	13,954	13,954
Total goodwill	13,954	13,954	13,954
Goodwill and intangible assets, net	$76,688	$77,729	$79,703

Intangible assets, primarily owned trademarks, of $21.0 million as of August 3, 2013, July 28, 2012 and February 2, 2013 are not subject to amortization. All remaining intangible assets, primarily owned and licensed trademarks, are subject to amortization and have useful lives ranging from four to 20 years as of August 3, 2013. Amortization expense related to intangible assets was $1.5 million and $1.8 million for the thirteen weeks and $3.2 million and $3.7 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

Note 9	Shareholders’ Equity

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 2, 2013	$425,129	$772	$425,901
Net earnings (loss)	4,595	(144)	4,451
Other comprehensive (loss) income	(911)	55	(856)
Dividends declared	(6,048)	–	(6,048)
Issuance of common stock under share-based plans, net	(2,780)	–	(2,780)
Tax benefit related to share-based plans	2,798	–	2,798
Share-based compensation expense	2,935	–	2,935
Equity at August 3, 2013	$425,718	$683	$426,401

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2012	$412,669	$1,047	$413,716
Net loss	(840)	(246)	(1,086)
Other comprehensive loss	(878)	(4)	(882)
Dividends declared	(6,005)	–	(6,005)
Issuance of common stock under share-based plans, net	(2,058)	–	(2,058)
Tax benefit related to share-based plans	738	–	738
Share-based compensation expense	3,275	–	3,275
Equity at July 28, 2012	$406,901	$797	$407,698

Accumulated Other Comprehensive (Loss) Income

The following table sets forth the changes in accumulated other comprehensive (loss) income by component for the thirteen and twenty-six weeks ended August 3, 2013:

				Accumulated
	Accumulated	Accumulated	Accumulated	Other
	Currency	Derivative	Postretirement	Comprehensive
($ thousands)	Translation	Transactions	Transactions	Income (Loss)
Balance February 2, 2013	$6,912	$(81)	$(5,947)	$884
Other comprehensive loss before reclassifications	(690)	(27)	–	(717)
Amounts reclassified from accumulated other comprehensive (loss) income	–	(87)	145	58
Other comprehensive (loss) income	(690)	(114)	145	(659)
Balance May 4, 2013	$6,222	$(195)	$(5,802)	$225
Other comprehensive (loss) income before reclassifications	(900)	662	–	(238)
Amounts reclassified from accumulated other comprehensive (loss) income	–	(150)	136	(14)
Other comprehensive (loss) income	(900)	512	136	(252)
Balance August 3, 2013	$5,322	$317	$(5,666)	$(27)

The following table sets forth the reclassifications out of accumulated other comprehensive (loss) income and the related tax effect by component for the twenty-six weeks ended August 3, 2013:

	Derivative	Postretirement	Tax
($ thousands)	Transactions	Transactions	Effect	Total
Net gains from derivative financial instruments	$(362)	$–	$125	$(237)
Pension and other postretirement benefits actuarial loss	–	445	(168)	277
Pension benefits prior service expense	–	6	(2)	4
	$(362)	$451	$(45)	$44

Reclassifications related to pension and other postretirement benefits impacted selling and administrative expenses on the condensed consolidated statement of earnings. See Note 12 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 10	Share-Based Compensation

During the second quarter of 2013, the Company granted 29,150 restricted shares to certain employees with a weighted-average grant date fair value of $20.44. The restricted shares vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period.

The Company recognized share-based compensation expense of $1.3 million and $1.8 million during the thirteen weeks and $2.9 million and $3.3 million during the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. The Company issued 122,475 shares of common stock during the thirteen weeks ended August 3, 2013 for restricted stock grants, stock options exercised and directors’ fees. The Company issued 644,211 shares of common stock during the twenty-six weeks ended August 3, 2013 for restricted stock grants, stock performance awards, stock options exercised and directors’ fees. During the thirteen and twenty-six weeks ended August 3, 2013, the Company cancelled restricted stock awards of 56,500 and 84,500 shares, respectively, as a result of forfeitures.

The Company also granted 55,545 restricted stock units to non-employee directors with a weighted-average grant date fair value of $21.31 during the second quarter of 2013. Of the 55,545 restricted stock units granted, 1,095 restricted stock units vested and compensation was fully recognized during the second quarter of 2013 and 54,450 of the restricted stock units vest in one year, and compensation expense will be recognized ratably over the one-year period based upon the fair value of the restricted stock units, as remeasured at the end of each period.

Note 11	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit (income) cost for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 3,	July 28,	August 3,	July 28,
($ thousands)	2013	2012	2013	2012
Service cost	$2,583	$2,844	$–	$–
Interest cost	3,304	3,180	35	36
Expected return on assets	(6,197)	(6,261)	–	–
Amortization of:
Actuarial loss (gain)	237	45	(20)	(23)
Prior service expense	4	4	–	–
Net transition asset	–	(11)	–	–
Total net periodic benefit (income) cost	$(69)	$(199)	$15	$13

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
($ thousands)	2013	2012	2013	2012
Service cost	$5,474	$5,830	$–	$–
Interest cost	6,635	6,364	70	76
Expected return on assets	(12,376)	(12,540)	–	–
Amortization of:
Actuarial loss (gain)	485	125	(40)	(36)
Prior service expense	6	4	–	–
Net transition asset	–	(22)	–	–
Total net periodic benefit cost (income)	$224	$(239)	$30	$40

Note 12	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through August 2014. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the thirteen weeks and twenty-six weeks ended August 3, 2013 and July 28, 2012 was not material.

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

As of August 3, 2013,  July 28, 2012 and February 2, 2013, the Company had forward contracts maturing at various dates through August 2014,  August 2013 and January 2014, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	August 3, 2013	July 28, 2012	February 2, 2013
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$20,397	$19,937	$18,442
Chinese yuan	15,128	28,403	15,544
Euro	7,064	6,626	3,459
Japanese yen	1,370	1,392	1,665
New Taiwanese dollars	684	884	734
Great Britain pounds sterling	–	210	63
Other currencies	728	1,335	729
Total financial instruments	$45,371	$58,787	$40,636

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheet as of August 3, 2013,  July 28, 2012 and February 2, 2013 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

August 3, 2013	Prepaid expenses and other current assets	$467	Other accrued expenses	$194

July 28, 2012	Prepaid expenses and other current assets	78	Other accrued expenses	1,151

February 2, 2013	Prepaid expenses and other current assets	380	Other accrued expenses	373

For the thirteen weeks ended August 3, 2013 and July 28, 2012, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 3, 2013		July 28, 2012

Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$108	$94	$(34)	$(14)
Cost of goods sold	460	6	(531)	86
Selling and administrative expenses	368	130	(252)	(19)
Interest expense	9	–	2	–

	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ in thousands)	August 3, 2013		July 28, 2012
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$117	$148	$21	$(14)
Cost of goods sold	545	27	(876)	78
Selling and administrative expenses	210	187	(471)	(29)
Interest expense	10	–	(8)	–

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 3, 2013, July 28, 2012 and February 2, 2013. The Company did not have any transfers between Level 1 and Level 2 during 2012 or the twenty-six weeks ended August 3, 2013.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of August 3, 2013:
Cash equivalents – money market funds	$11,757	$11,757	$–	$–
Non-qualified deferred compensation plan assets	1,867	1,867	–	–
Non-qualified deferred compensation plan liabilities	(1,867)	(1,867)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,648)	(1,648)	–	–
Derivative financial instruments, net	273	–	273	–

As of July 28, 2012:
Cash equivalents – money market funds	$36,340	$36,340	$–	$–
Non-qualified deferred compensation plan assets	1,225	1,225	–	–
Non-qualified deferred compensation plan liabilities	(1,225)	(1,225)	–	–
Deferred compensation plan liabilities for non-employee directors	(908)	(908)	–	–
Derivative financial instruments, net	(1,073)	–	(1,073)	–

As of February 2, 2013:
Cash equivalents – money market funds	$27,223	$27,223	$–	$–
Non-qualified deferred compensation plan assets	1,411	1,411	–	–
Non-qualified deferred compensation plan liabilities	(1,411)	(1,411)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,139)	(1,139)	–	–
Derivative financial instruments, net	7	–	7	–

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived assets held and used with a carrying amount of $89.4 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of  $0.4 million for the thirteen weeks ended August 3, 2013. Of the $0.4 million impairment charge included in selling and administrative expenses, $0.3 million related to the Famous Footwear segment and $0.1 million related to the Specialty Retail segment. An impairment charge of $0.7 million was recorded for the twenty-six weeks ended August 3, 2013. Of the $0.7 million impairment charge included in selling and administrative expenses, $0.5 million related to the Famous Footwear segment and $0.2 million related to the Specialty Retail segment.

During the first quarter of 2013, the Company recognized an impairment charge of $4.7 million ($4.7 million after tax, $0.11 per diluted share) related to certain supply chain and sourcing assets, which represented the excess net asset value over the estimated fair value of the assets less costs to sell. The fair value of net assets was estimated based on the anticipated sales proceeds. This is considered a Level 2 input as the assets were not sold on an active market. The impairment charge was recorded as impairment of assets held for sale in the condensed consolidated statement of earnings and was included in the Wholesale Operations segment. These assets were sold in the second quarter of 2013, and the Company recognized an additional loss on sale of $0.6 million. See Note 4 and Note 6 to the condensed consolidated financial statements for additional information.

During the second quarter of 2013, the Company sold ASG. The assets of ASG were determined to be held for sale at May 4, 2013, and an impairment charge of $12.6 million was recorded in the first quarter of 2013 within the discontinued operations section of the condensed consolidated statement of earnings. The Company recognized a gain on disposition of $1.0 million in the second quarter of 2013. ASG was previously included within the Wholesale Operations segment. The fair value of assets was estimated based on the anticipated sales proceeds less costs to sell. This is considered a Level 2 input as the assets were not sold on an active market. See Note 3 and Note 6 to the condensed consolidated financial statements for additional information.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable and borrowings under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

	August 3, 2013		July 28, 2012		February 2, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value	Amount	Value
Senior Notes	$198,917	$212,500	$198,726	$197,000	$198,823	$208,000

The Company’s Senior Notes fair value was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 14	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rate from continuing operations was 23.1% for the second quarter of 2013, compared to 40.6% for the second quarter of 2012 and 36.4% for the first half of 2013 as compared to 39.8% in the first half of 2012. The decrease in the Company’s effective tax rate this quarter and the first half of 2013 reflects a higher anticipated mix of international earnings in lower tax jurisdictions.

Note 15	Related Party Transactions

C. banner International Holdings Limited

The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) (formerly known as Hongguo International Holdings Limited) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear began operations in 2007 and distributes the Naturalizer brand in department store shops and free-standing stores in several of China’s largest cities. In addition, B&H Footwear sells Naturalizer footwear to CBI on a wholesale basis. CBI then sells Naturalizer products through retail stores in China. During the thirteen and twenty-six weeks ended August 3, 2013, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.2 million and $2.2 million of Naturalizer footwear on a wholesale basis to CBI, with $1.1 million and $2.6 million in corresponding sales during the thirteen and twenty-six weeks ended July 28, 2012.

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.9 million as of August 3, 2013. The Company expects to spend approximately $0.2 million in each of the next five years and $14.9 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through August 3, 2013 were $26.4 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at August 3, 2013 is $8.0 million, of which $7.2 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $8.0 million reserve, $4.8 million is for on-site remediation and $3.2 million is for off-site remediation.

Other

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.5 million at August 3, 2013, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.0 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.0 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.5 million as of August 3, 2013, to complete the cleanup, maintenance and monitoring at all sites. Of the $9.5 million liability, $8.5 million is recorded in other liabilities and $1.0 million is recorded in other accrued expenses. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Brown Shoe Company, Inc. issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing agreement. The following table presents the consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the Guarantors and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. The Guarantors are 100% owned by the Parent. On May 14, 2013, during the second quarter of 2013, ASG was sold and ceased to be a borrower under the Credit Agreement. ASG is included as a “Guarantor” in the financial statements through the sale date. The proceeds from the sale were utilized to pay down the Company’s revolving credit facility. See Note 3 to the condensed consolidated financial statements for further information on the sale of ASG.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 3, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$32,793	$20,344	$–	$53,137
Receivables, net	86,129	2,014	31,911	–	120,054
Inventories, net	128,503	477,659	9,754	–	615,916
Prepaid expenses and other current assets	54,017	(860)	(1,312)	–	51,845
Current assets – discontinued operations	1,638	–	23	–	1,661
Total current assets	270,287	511,606	60,720	–	842,613
Other assets	97,053	16,110	601	–	113,764
Goodwill and intangible assets, net	57,514	19,174	–	–	76,688
Property and equipment, net	26,637	118,878	2,440	–	147,955
Investment in subsidiaries	839,981	31,336	–	(871,317)	–
Total assets	$1,291,472	$697,104	$63,761	$(871,317)	$1,181,020

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$23,000	$–	$–	$–	$23,000
Trade accounts payable	77,854	193,996	37,956	–	309,806
Other accrued expenses	65,241	73,883	4,611	–	143,735
Current liabilities – discontinued operations	3,488	–	48	–	3,536
Total current liabilities	169,583	267,879	42,615	–	480,077
Other liabilities
Long-term debt	198,917	–	–	–	198,917
Other liabilities	24,049	50,559	1,017	–	75,625
Intercompany payable (receivable)	473,205	(461,315)	(11,890)	–	–
Total other liabilities	696,171	(410,756)	(10,873)	–	274,542
Equity
Brown Shoe Company, Inc. shareholders’ equity	425,718	839,981	31,336	(871,317)	425,718
Noncontrolling interests	–	–	683	–	683
Total equity	425,718	839,981	32,019	(871,317)	426,401
Total liabilities and equity	$1,291,472	$697,104	$63,761	$(871,317)	$1,181,020

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED AUGUST 3, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$180,153	$444,821	$57,468	$(60,736)	$621,706
Cost of goods sold	138,906	241,656	47,254	(60,736)	367,080
Gross profit	41,247	203,165	10,214	–	254,626
Selling and administrative expenses	65,770	165,689	(388)	–	231,071
Restructuring and other special charges, net	167	576	–	–	743
Equity in (earnings) loss of subsidiaries	(36,429)	(12,043)	–	48,472	–
Operating earnings (loss)	11,739	48,943	10,602	(48,472)	22,812
Interest expense	(5,192)	–	–	–	(5,192)
Interest income	10	68	4	–	82
Intercompany interest income (expense)	3,475	(3,607)	132	–	–
Earnings (loss) before income taxes from continuing operations	10,032	45,404	10,738	(48,472)	17,702
Income tax benefit (provision)	4,259	(9,607)	1,267	–	(4,081)
Net earnings (loss) from continuing operations	14,291	35,797	12,005	(48,472)	13,621
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	1,066	(410)	(36)	–	620
Impairment of net assets/disposition of discontinued operations	–	1,042	–	–	1,042
Net Earnings (loss) from discontinued operations	1,066	632	(36)	–	1,662
Net earnings (loss)	15,357	36,429	11,969	(48,472)	15,283
Net loss attributable to noncontrolling interests	–	–	(74)	–	(74)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$15,357	$36,429	$12,043	$(48,472)	$15,357

Comprehensive income (loss)	$15,105	$35,969	$11,969	$(48,012)	$15,031
Comprehensive loss attributable to noncontrolling interests	–	–	(61)	–	(61)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$15,105	$35,969	$12,030	$(48,012)	$15,092

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$338,934	$863,359	$100,072	$(92,003)	$1,210,362
Cost of goods sold	255,236	471,612	80,875	(92,003)	715,720
Gross profit	83,698	391,747	19,197	–	494,642
Selling and administrative expenses	115,770	325,541	3,639	–	444,950
Restructuring and other special charges, net	686	576	–	–	1,262
Impairment of assets held for sale	–	–	4,660	–	4,660
Equity in (earnings) loss of subsidiaries	(39,474)	1,061	–	38,413	–
Operating earnings (loss)	6,716	64,569	10,898	(38,413)	43,770
Interest expense	(10,822)	(91)	–	–	(10,913)
Interest income	13	132	5	–	150
Intercompany interest income (expense)	6,929	(7,186)	257	–	–
Earnings (loss) before income taxes from continuing operations	2,836	57,424	11,160	(38,413)	33,007
Income tax benefit (provision)	7,641	(20,173)	505	–	(12,027)
Net earnings (loss) from continuing operations	10,477	37,251	11,665	(38,413)	20,980
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(5,882)	1,181	(316)	–	(5,017)
Impairment of net assets/disposition of discontinued operations	–	1,042	(12,554)	–	(11,512)
Net (loss) earnings from discontinued operations	(5,882)	2,223	(12,870)	–	(16,529)
Net earnings (loss)	$4,595	$39,474	$(1,205)	$(38,413)	$4,451
Net loss attributable to noncontrolling interests	–	–	(144)	–	(144)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$4,595	$39,474	$(1,061)	$(38,413)	$4,595

Comprehensive income (loss)	$3,684	$38,457	$(1,205)	$(37,396)	$3,540
Comprehensive loss attributable to noncontrolling interests	–	–	(89)	–	(89)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$3,684	$38,457	$(1,116)	$(37,396)	$3,629

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$1,555	$26,015	$7,919	$–	$35,489

Investing activities
Purchases of property and equipment	(1,656)	(25,612)	(529)	–	(27,797)
Capitalized software	(2,383)	(248)	(7)	–	(2,638)
Proceeds from sale of subsidiaries, net of cash balance	–	69,347	–	–	69,347
Net cash (used for) provided by investing activities	(4,039)	43,487	(536)	–	38,912

Financing activities
Borrowings under revolving credit agreement	685,000	–	–	–	685,000
Repayments under revolving credit agreement	(767,000)	–	–	–	(767,000)
Dividends paid	(6,048)	–	–	–	(6,048)
Issuance of common stock under share-based plans, net	(2,780)	–	–	–	(2,780)
Tax benefit related to share-based plans	2,798	–	–	–	2,798
Intercompany financing	90,514	(67,312)	(23,202)	–	–
Net cash provided by (used for) financing activities	2,484	(67,312)	(23,202)	–	(88,030)
Effect of exchange rate changes on cash and cash equivalents	–	(1,457)	–	–	(1,457)
Increase (decrease) in cash and cash equivalents	–	733	(15,819)	–	(15,086)
Cash and cash equivalents at beginning of period	–	32,060	36,163	–	68,223
Cash and cash equivalents at end of period	$–	$32,793	$20,344	$–	$53,137

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$32,060	$36,163	$–	$68,223
Receivables, net	67,571	6,593	37,228	–	111,392
Inventories, net	92,683	394,468	16,537	–	503,688
Prepaid expenses and other current assets	14,523	26,524	969	–	42,016
Current assets – discontinued operations	5,447	41,553	109	–	47,109
Total current assets	180,224	501,198	91,006	–	772,428
Other assets	99,527	19,320	848	–	119,695
Goodwill and intangible assets, net	37,270	19,901	22,532	–	79,703
Non current assets – discontinued operations	–	1,652	52,925	–	54,577
Property and equipment, net	27,931	108,224	8,701	–	144,856
Investment in subsidiaries	765,729	91,136	113,033	(969,898)	–
Total assets	$1,110,681	$741,431	$289,045	$(969,898)	$1,171,259

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$105,000	$–	$–	$–	$105,000
Trade accounts payable	53,350	118,096	42,214	–	213,660
Other accrued expenses	51,751	78,293	7,146	–	137,190
Current liabilities – discontinued operations	3,754	9,396	109	–	13,259
Total current liabilities	213,855	205,785	49,469	–	469,109
Other liabilities
Long-term debt	198,823	–	–	–	198,823
Other liabilities	17,042	48,986	4,402	–	70,430
Non current liabilities – discontinued operations	(1,145)	(2,328)	10,469	–	6,996
Intercompany payable (receivable)	256,977	(389,774)	132,797	–	–
Total other liabilities	471,697	(343,116)	147,668	–	276,249
Equity
Brown Shoe Company, Inc. shareholders’ equity	425,129	878,762	91,136	(969,898)	425,129
Noncontrolling interests	–	–	772	–	772
Total equity	425,129	878,762	91,908	(969,898)	425,901
Total liabilities and equity	$1,110,681	$741,431	$289,045	$(969,898)	$1,171,259

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JULY 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$30,760	$16,637	$–	$47,397
Receivables, net	77,006	7,156	23,372	–	107,534
Inventories, net	109,014	461,135	15,820	–	585,969
Prepaid expenses and other current assets	40,646	1,224	2,555	–	44,425
Current assets – discontinued operations	21,182	45,425	48	–	66,655
Total current assets	247,848	545,700	58,432	–	851,980
Other assets	116,254	18,688	848	–	135,790
Goodwill and intangible assets, net	39,402	15,600	22,727	–	77,729
Non current assets – discontinued operations	–	1,810	53,345	–	55,155
Property and equipment, net	23,470	101,042	9,008	–	133,520
Investment in subsidiaries	829,881	70,656	–	(900,537)	–
Total assets	$1,256,855	$753,496	$144,360	$(900,537)	$1,254,174

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$116,000	$–	$–	$–	$116,000
Trade accounts payable	71,212	179,634	33,344	–	284,190
Other accrued expenses	59,806	73,339	9,070	–	142,215
Current liabilities – discontinued operations	10,288	6,348	52	–	16,688
Total current liabilities	257,306	259,321	42,466	–	559,093
Other liabilities
Long-term debt	198,726	–	–	–	198,726
Other liabilities	32,563	43,742	3,739	–	80,044
Intercompany payable (receivable)	362,584	(379,128)	16,544	–	–
Non current liabilities – discontinued operations	(1,225)	(320)	10,158	–	8,613
Total other liabilities	592,648	(335,706)	30,441	–	287,383
Equity
Brown Shoe Company, Inc. shareholders’ equity	406,901	829,881	70,656	(900,537)	406,901
Noncontrolling interests	–	–	797	–	797
Total equity	406,901	829,881	71,453	(900,537)	407,698
Total liabilities and equity	$1,256,855	$753,496	$144,360	$(900,537)	$1,254,174

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED JULY 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$154,463	$416,187	$47,146	$(52,899)	$564,897
Cost of goods sold	121,376	230,633	38,133	(52,899)	337,243
Gross profit	33,087	185,554	9,013	–	227,654
Selling and administrative expenses	43,749	166,521	1,436	–	211,706
Restructuring and other special charges, net	4,612	2,714	–	–	7,326
Equity in (earnings) loss of subsidiaries	(13,900)	(6,601)	–	20,501	–
Operating (loss) earnings	(1,374)	22,920	7,577	(20,501)	8,622
Interest expense	(5,559)	(86)	–	–	(5,645)
Interest income	–	63	14	–	77
Intercompany interest income (expense)	3,120	(3,227)	107	–	–
(Loss) earnings before income taxes from continuing operations	(3,813)	19,670	7,698	(20,501)	3,054
Income tax benefit (provision)	4,701	(5,183)	(759)	–	(1,241)
Net earnings (loss) from continuing operations	888	14,487	6,939	(20,501)	1,813
Discontinued operations:
Loss from discontinued operations, net of tax	(3,423)	(587)	(517)	–	(4,527)
Net loss from discontinued operations	(3,423)	(587)	(517)	–	(4,527)
Net (loss) earnings	(2,535)	13,900	6,422	(20,501)	(2,714)
Net loss attributable to noncontrolling interests	–	–	(179)	–	(179)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(2,535)	$13,900	$6,601	$(20,501)	$(2,535)

Comprehensive (loss) income	$(3,083)	$12,969	$6,427	$(20,501)	$(4,188)
Comprehensive loss attributable to noncontrolling interests	–	–	(185)	–	(185)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(3,083)	$12,969	$6,612	$(20,501)	$(4,003)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEKS ENDED JULY 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$336,307	$834,596	$90,968	$(98,795)	$1,163,076
Cost of goods sold	259,440	464,609	75,914	(98,795)	701,168
Gross profit	76,867	369,987	15,054	–	461,908
Selling and administrative expenses	82,959	329,553	10,669	–	423,181
Restructuring and other special charges, net	8,274	9,240	–	–	17,514
Equity in (earnings) loss of subsidiaries	(15,169)	(2,842)	–	18,011	–
Operating earnings (loss)	803	34,036	4,385	(18,011)	21,213
Interest expense	(11,499)	(182)	–	–	(11,681)
Interest income	–	124	36	–	160
Intercompany interest income (expense)	6,529	(6,742)	213	–	–
(Loss) earnings before income taxes from continuing operations	(4,167)	27,236	4,634	(18,011)	9,692
Income tax benefit (provision)	7,207	(9,901)	(1,163)	–	(3,857)
Net earnings (loss) from continuing operations	3,040	17,335	3,471	(18,011)	5,835
Discontinued operations:
Loss from discontinued operations, net of tax	(3,880)	(2,166)	(875)	–	(6,921)
Net loss from discontinued operations	(3,880)	(2,166)	(875)	–	(6,921)
Net (loss) earnings	(840)	15,169	2,596	(18,011)	(1,086)
Net loss attributable to noncontrolling interests	–	–	(246)	–	(246)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(840)	$15,169	$2,842	$(18,011)	$(840)

Comprehensive (loss) income	$(1,420)	14,867	2,600	(18,011)	(1,964)
Comprehensive loss attributable to noncontrolling interests	–	–	(250)	–	(250)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(1,420)	$14,867	$2,850	$(18,011)	$(1,714)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JULY 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$31,083	$71,866	$16,411	$–	$119,360

Investing activities
Purchases of property and equipment	(1,525)	(21,738)	(883)	–	(24,146)
Capitalized software	(2,953)	–	(3)	–	(2,956)
Net cash used for investing activities	(4,478)	(21,738)	(886)	–	(27,102)

Financing activities
Borrowings under revolving credit agreement	334,000	–	–	–	334,000
Repayments under revolving credit agreement	(419,000)	–	–	–	(419,000)
Dividends paid	(6,005)	–	–	–	(6,005)
Issuance of common stock under share-based plans, net	(2,058)	–	–	–	(2,058)
Tax benefit related to share-based plans	738	–	–	–	738
Intercompany financing	70,106	(53,482)	(16,624)	–	–
Net cash used for financing activities	(22,219)	(53,482)	(16,624)	–	(92,325)
Effect of exchange rate changes on cash and cash equivalents	–	(218)	–	–	(218)
Increase (decrease) in cash and cash equivalents	4,386	(3,572)	(1,099)	–	(285)
Cash and cash equivalents at beginning of period	(4,386)	34,332	17,736	–	47,682
Cash and cash equivalents at end of period	$–	$30,760	$16,637	$–	$47,397

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our second quarter financial results exceeded our expectations. Both retail and wholesale businesses contributed to this quarter’s success, as Famous Footwear delivered record setting second quarter net sales and operating earnings and our Wholesale Operations division reported a net sales improvement of over 12%. In addition, our second quarter results reflect an improved gross profit rate within both our wholesale and retail divisions. Our net sales increase and a higher gross profit rate led to an increase in second quarter operating earnings.

The following is a summary of the financial highlights for the second quarter of 2013:

•

Consolidated net sales increased $56.8 million, or 10.1%, to $621.7 million for the second quarter of 2013, compared to $564.9 million for the second quarter of last year. Net sales of our Famous Footwear segment increased by $37.9 million, reflecting an increase in same-store sales of 6.8% in the second quarter of 2013. Net sales at our Wholesale Operations segment increased by $19.9 million, reflecting strong performance from the majority of our wholesale brands. Our Specialty Retail segment experienced an increase in same-store sales of 4.8% in the second quarter of 2013, but a lower store count resulted in lower overall net sales of $1.0 million in the second quarter of 2013.

Due to the inclusion of the 53rd week in fiscal 2012, one week of our heavy back-to-school selling season shifted into the second quarter of 2013 from the third quarter, as compared to 2012.  We believe the impact of this fiscal calendar shift resulted in an increase in net sales at Famous Footwear in the second quarter of approximately $15 million as compared to the second quarter of 2012. In addition, within our Wholesale Operations segment, we also experienced a shift of approximately $7 million, due to the acceleration of wholesale orders at the request of our retail partners as well as supply chain improvements which have allowed us to deliver product to market earlier than was previously possible. In total, these timing differences impacted net sales favorably in the second quarter of 2013 by approximately $22 million.

•	Consolidated operating earnings were $22.8 million in the second quarter of 2013, compared to $8.6 million for the second quarter of last year.

•

Consolidated net earnings attributable to Brown Shoe Company, Inc. were $15.4 million, or $0.35 per diluted share, in the second quarter of 2013, compared to a net loss of $2.5 million, or $0.06 per diluted share, in the second quarter of last year. In addition to the net sales increase and higher gross profit rate, this improvement also reflects the positive results of our portfolio realignment initiatives, described below.

The following items impacted our second quarter results in 2013 and 2012 and should be considered in evaluating the comparability of our results:

•

Portfolio realignment – Our portfolio realignment efforts include the sale of our Avia and Nevados divisions; the sale of AND 1; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of certain sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license and other infrastructure changes. In total, we incurred costs of $1.8 million ($1.2 million of income on an after-tax basis, or $0.02 per diluted share) during the second quarter of 2013. Of the $1.8 million of costs, $1.1 million was reflected as discontinued operations and $0.7 million was reflected in continuing operations. During the second quarter of 2012, we incurred costs related to our portfolio realignment efforts of $12.4 million ($8.0 million after-tax, or $0.19 per diluted share). Of these costs, $5.1 million was reflected as continuing operations and $7.3 million was reflected in discontinued operations. See Note 3, Note 4 and Note 6 to the condensed consolidated financial statements for additional information related to these initiatives.

•

Organizational change – During the second quarter of 2012, we incurred costs of $2.3 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) related to an organizational change made at our corporate headquarters, with no corresponding costs in the current year. See Note 6 to the condensed consolidated financial statements for additional information.

Our debt-to-capital ratio, as defined herein, decreased to 34.2% at August 3, 2013, compared to 43.6% at July 28, 2012 and 41.6% at February 2, 2013, reflecting lower borrowings under our revolving credit agreement, due to the cash proceeds of $60.3 million from the sale of our Avia and Nevados divisions as well as strong cash provided by operating activities. Our current ratio, as defined herein, was 1.76 to 1 at August 3, 2013, compared to 1.52 to 1 at July 28, 2012 and 1.65 to 1 at February 2, 2013. The increase in the current ratio from July 28, 2012 as compared to August 3, 2013, was also primarily driven by lower borrowings under our revolving credit agreement. The increase in the current ratio from February 2, 2013 as compared to August 3, 2013, reflects an increase in inventory to support the higher level of anticipated sales and a decrease in borrowings under our revolving credit agreement, partially offset by an increase in accounts payable.

Outlook for the Remainder of 2013

We delivered strong financial results in the second quarter with solid performance across our businesses. Based on our second quarter results, we now expect to earn $0.73 to $0.78 per diluted share in 2013, which includes pre-tax costs of approximately $31 million ($23.5 million on an after-tax basis, or $0.54 per diluted share) related to our portfolio realignment efforts.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
		% of		% of		% of		% of
		Net		Net		Net		Net
($ millions)		Sales		Sales		Sales		Sales
Net sales	$621.7	100.0%	$564.9	100.0%	$1,210.4	100.0%	$1,163.1	100.0%
Cost of goods sold	367.1	59.0%	337.3	59.7%	715.8	59.1%	701.2	60.3%
Gross profit	254.6	41.0%	227.6	40.3%	494.6	40.9%	461.9	39.7%
Selling and administrative expenses	231.1	37.2%	211.7	37.5%	444.9	36.8%	423.2	36.4%
Restructuring and other special charges, net	0.7	0.1%	7.3	1.3%	1.2	0.1%	17.5	1.5%
Impairment of assets held for sale	–	–	–	–	4.7	0.4%	–	–
Operating earnings	22.8	3.7%	8.6	1.5%	43.8	3.6%	21.2	1.8%
Interest expense	(5.2)	(0.9)%	(5.6)	(1.0)%	(11.0)	(0.9)%	(11.7)	(1.0)%
Interest income	0.1	0.0%	0.1	0.0%	0.2	0.0%	0.2	0.0%
Earnings before income taxes from continuing operations	17.7	2.8%	3.1	0.5%	33.0	2.7%	9.7	0.8%
Income tax provision	(4.0)	(0.6)%	(1.2)	(0.2)%	(12.0)	(0.9)%	(3.8)	(0.3)%
Net earnings from continuing operations	13.7	2.2%	1.9	0.3%	21.0	1.8%	5.9	0.5%
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	0.6	0.1%	(4.5)	(0.8)%	(5.0)	(0.4)%	(6.9)	(0.6)%
Impairment of net assets/disposition of discontinued operations	1.1	0.2%	–	–	(11.5)	(1.0)%	–	–
Net earnings (loss) from discontinued operations	1.7	0.3%	(4.5)	(0.8)%	(16.5)	(1.4)%	(6.9)	(0.6)%
Net earnings (loss)	15.4	2.5%	(2.6)	(0.5)%	4.5	0.4%	(1.0)	(0.1)%
Net loss attributable to noncontrolling interests	–	–	(0.1)	(0.1)%	(0.1)	(0.0)%	(0.2)	(0.0)%
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$15.4	2.5%	$(2.5)	(0.4)%	$4.6	0.4%	$(0.8)	(0.1)%

Net Sales

Net sales increased $56.8 million, or 10.1%, to $621.7 million for the second quarter of 2013, compared to $564.9 million for the second quarter of last year. Net sales at our Famous Footwear and Wholesale Operations segments increased while net sales at our Specialty Retail segment decreased. Our Famous Footwear segment reported a $37.9 million increase in net sales, which reflects a same-store sales increase of 6.8%. Famous Footwear experienced a higher conversion rate, average unit retail price and pairs per transaction, partially offset by a decrease in customer traffic. Our Wholesale Operations segment reported a $19.9 million increase in net sales, reflecting strength in many of our major brands including Sam Edelman, Dr. Scholl’s Shoes, LifeStride, Vince, Naturalizer and Franco Sarto divisions, partially offset by decreases in our Via Spiga and Fergie divisions. The net sales of our Specialty Retail segment decreased $1.0 million, due to a lower store count, a decrease in sales at Shoes.com and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 4.8%. As noted earlier, we estimate that our fiscal calendar shift and other timing changes resulted in a net sales shift of approximately $22 million from third quarter to the second quarter of 2013.

Net sales increased $47.3 million, or 4.1%, to $1,210.4 million for the first half of 2013, compared to $1,163.1 million for the first half of last year. Net sales of our Famous Footwear and Wholesale Operations segments increased and our Specialty Retail segment decreased. Our Famous Footwear segment reported a $43.1 million increase in net sales, which reflects a same-store sales increase of 4.0% during the first half of 2013. Famous Footwear experienced increases in conversion rate, average unit retail price and pairs per transaction, partially offset by a decrease in customer traffic. Our Wholesale Operations segment reported $6.6 million higher net sales, reflecting strength in our Sam Edelman, Dr. Scholl’s Shoes, LifeStride, Vince and Franco Sarto divisions, partially offset by decreases in our Via Spiga, Fergie, Naturalizer and Ryka divisions. The net sales of our Specialty Retail segment decreased $2.3 million, due to a lower store count, a decrease in sales at Shoes.com and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 2.3%.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores, and closed stores are excluded from the calculation. Sales change from new and closed stores, net, reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation. E-commerce sales for those e-commerce websites that function as an extension of a retail chain are included in the same-store sales calculation. For comparability purposes, same-store sales for the second quarter of 2013 is calculated based on retail sales for weeks 14 through 26 in 2013 as compared to weeks 15 through 27 in 2012. This adjustment is required due to the impact of the 53rd week of sales in the fourth quarter of fiscal 2012. The calculation for the second quarter of 2013 appropriately reflects the change in same-store-sales on a comparable retail calendar week basis.

Gross Profit

Gross profit increased $27.0 million, or 11.8%, to $254.6 million for the second quarter of 2013, compared to $227.6 million for the second quarter of last year, driven by both our Famous Footwear and Wholesale Operations division, which each experienced a higher gross profit rate. As a percent of net sales, our gross profit increased to 41.0% for the second quarter of 2013 from 40.3% for the second quarter of last year. The increase in gross profit rate at Famous Footwear was primarily due to higher average unit retail prices and a favorable sales mix of higher margin athletic footwear, sandals and boots. The increase in our Wholesale Operations gross profit rate was driven by a more profitable brand mix. In addition, the division reported higher average selling prices, lower product costs and lower customer allowances. Retail and Wholesale Operations net sales were 71% and 29%, respectively, in the second quarter of 2013, compared to 72% and 28% in the second quarter of 2012. Gross profit rates in our retail businesses are higher, on average, than in our wholesale business.

Gross profit increased $32.7 million, or 7.1%, to $494.6 million for the first half of 2013, compared to $461.9 million for the first half of last year, driven by both our Famous Footwear and Wholesale Operations division, which experienced both higher net sales and a higher gross profit rate. As a percent of net sales, our gross profit increased to 40.9% for the first half of 2013 from 39.7% for the first half of last year. The increase in gross profit rate at Famous Footwear was primarily driven by higher average unit retail prices and a favorable sales mix of higher margin athletic footwear. The increase in our Wholesale Operations gross profit rate was driven by a more profitable brand mix, lower product costs and lower inventory markdowns and allowance requirements. Retail and Wholesale Operations net sales were 70% and 30%, respectively, in the first half of 2013, compared to 69% and 31% in the first half of 2012.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $19.4 million, or 9.1%, to $231.1 million for the second quarter of 2013, compared to $211.7 million in the second quarter of last year. The increase was primarily driven by higher marketing and store employee costs in our retail divisions. In addition, we recorded higher expenses of $3.7 million related to our cash and stock-based incentive plans in the second quarter of 2013, reflecting higher anticipated payouts under those plans. As a percent of net sales, selling and administrative expenses decreased to 37.2% for the second quarter of 2013 from 37.5% for the second quarter of last year.

Selling and administrative expenses increased $21.7 million, or 5.1%, to $444.9 million for the first half of 2013, compared to $423.2 million in the first half of last year. The increase was primarily driven by higher marketing expenses and variable store employee costs in our retail divisions, and higher expenses of $4.5 million related to our cash and stock-based incentive plans. As a percent of net sales, selling and administrative expenses increased to 36.8% for the first half of 2013 from 36.4% for the first half of last year.

Restructuring and Other Special Charges, Net

We recorded restructuring and other special charges, net, of $0.7 million for the second quarter of 2013, related to our portfolio realignment efforts. We recorded restructuring and other special charges, net, of $7.3 million for the second quarter of last year, related to our portfolio realignment efforts. See Note 6 to the condensed consolidated financial statements for additional information related to this initiative.

We recorded restructuring and other special charges, net, of $1.2 million for the first half of 2013, related to our portfolio realignment efforts. We recorded restructuring and other special charges, net, of $17.5 million for the first half of last year, related to our portfolio realignment efforts.

Impairment of Assets Held For Sale

During the first half of 2013, we recorded an impairment charge of $4.7 million to adjust certain assets held for sale to their estimated fair value. See Note 4 and Note 6 to the condensed consolidated financial statements for additional information.

Operating Earnings

Operating earnings increased $14.2 million, or 164.6%, to $22.8 million for the second quarter of 2013, compared to $8.6 million for the second quarter of last year, driven by higher net sales, an increase in our gross profit rate and a decrease in restructuring and other special charges, net, partially offset by higher selling and administrative expenses, as described above. Operating earnings were also favorably impacted by the timing shift in net sales described earlier, which we believe favorably impacted the second quarter’s operating earnings by approximately $6 million.

Operating earnings increased $22.6 million, or 106.3%, to $43.8 million for the first half of 2013, compared to $21.2 million for the first half of last year, driven by higher net sales, an increase in our gross profit rate and a decrease in restructuring and other special charges, net, partially offset by an increase in selling and administrative expenses and the impairment of assets held for sale, as described above.

Interest Expense

Interest expense decreased $0.4 million, or 8.0%, to $5.2 million for the second quarter of 2013, compared to $5.6 million for the second quarter of last year, primarily reflecting lower average borrowings under our revolving credit agreement.

Interest expense decreased $0.7 million, or 6.6%, to $11.0 million for the first half of 2013, compared to $11.7 million for the first half of last year, primarily reflecting lower average borrowings under our revolving credit agreement.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate from continuing operations was 23.1% for the second quarter of 2013, as compared to our second quarter of 2012 rate of 40.6%. For the first half of 2013, our consolidated effective tax rate from continuing operations was 36.4%, as compared to 39.8% in the prior year. The decrease in our effective tax rate for both 2013 periods was primarily due to a higher anticipated mix of international earnings in lower-tax jurisdictions as compared to 2012.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $13.7 million in the second quarter of 2013, compared to $1.9 million in the second quarter of last year, as a result of the factors described above. Net earnings from continuing operations were also favorably impacted by the timing shift in net sales described earlier, which we believe favorably impacted the second quarter’s operating earnings by approximately $3.6 million (or approximately $0.09 per diluted share).

We reported net earnings from continuing operations of $21.0 million in the first half of 2013 compared to $5.9 million in the first half of last year, as a result of the factors described above.

Net Earnings (Loss) from Discontinued Operations

We reported net earnings from discontinued operations of $1.7 million during the second quarter of 2013, as compared to a net loss of $4.5 million in the second quarter of last year. The increase is primarily attributable to impairment charges recorded during the second quarter of 2012 related to the termination of the Etienne Aigner license agreement.

We reported a net loss from discontinued operations of $16.5 million during the first half of 2013, as compared to a net loss of $6.9 million in the first half of last year. The increase is primarily related to a non-cash impairment charge related to the sale of our Avia and Nevados divisions of $12.6 million during the first quarter of 2013, reflecting the estimated fair value of those assets.

Net Earnings (Loss) Attributable to Brown Shoe Company, Inc.

We reported net earnings attributable to Brown Shoe Company, Inc. of $15.4 million and $4.6 million during the second quarter and first half of 2013, respectively, compared to a net loss of $2.5 million and $0.8 million during the second quarter and first half of last year, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
		% of		% of		% of		% of
($ millions, except sales per square		Net		Net		Net		Net
foot)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$388.2	100.0%	$350.3	100.0%	$740.5	100.0%	$697.4	100.0%
Cost of goods sold	211.2	54.4%	193.4	55.2%	404.8	54.7%	385.3	55.3%
Gross profit	177.0	45.6%	156.9	44.8%	335.7	45.3%	312.1	44.7%
Selling and administrative expenses	148.0	38.1%	136.1	38.8%	277.7	37.5%	266.0	38.0%
Restructuring and other special charges, net	–	–	0.3	0.1%	–	–	7.3	1.1%
Operating earnings	$29.0	7.5%	$20.5	5.9%	$58.0	7.8%	$38.8	5.6%

Key Metrics
Same-store sales % change	6.8%		3.9%		4.0%		3.2%
Same-store sales $ change	$23.7		$12.7		$27.5		$20.9
Sales change from new and closed stores, net	$14.2		$(7.3)		$15.6		$(11.2)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$53		$47		$101		$93
Sales per square foot, excluding e-commerce (trailing twelve-months)	$207		$191		$207		$191
Square footage (thousand sq. ft.)	7,183		7,234		7,183		7,234

Stores opened	19		14		31		25
Stores closed	14		26		27		60
Ending stores	1,059		1,054		1,059		1,054

Net Sales

Net sales increased $37.9 million, or 10.8%, to $388.2 million for the second quarter of 2013, compared to $350.3 million for the second quarter of last year, as Famous Footwear reported the highest net sales on record for any second fiscal quarter. Same-store sales, including e-commerce, increased 6.8% during the second quarter of 2013. The segment reported an improved customer conversion rate, higher average unit retail prices and an increase in pairs per transaction, partially offset by a decrease in customer traffic. Growth in athletics, sandals, boots, boat shoes and canvas shoe styles also contributed to our increase in net sales. As mentioned earlier, as a result of the inclusion of the 53rd week in fiscal 2012, an additional week of the back-to-school selling season is recorded in the second quarter of 2013 as compared to last year, which we believe favorably impacted Famous Footwear’s net sales by approximately $15 million in the second quarter of 2013. During the second quarter of 2013, we opened 19 new stores and closed 14 stores, resulting in 1,059 stores and total square footage of 7.2 million at the end of the second quarter of 2013, compared to 1,054 stores and total square footage of 7.2 million at the end of the second quarter of last year. Sales per square foot, excluding e-commerce, increased 12.6% to $53 in the second quarter of 2013, compared to $47 in the second quarter of last year. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, with approximately 70% of our net sales made to members of our Rewards program in the second quarter of 2013 as compared to approximately 65% in the second quarter of 2012.

Net sales increased $43.1 million, or 6.2%, to $740.5 million for the first half of 2013, compared to $697.4 million for the first half of last year, reflecting many of the same factors as described above. Although sales during the first quarter of 2013 were impacted by cold, wet weather, the second quarter experienced much stronger sales volume as weather normalized. Same-store sales, including e-commerce, increased 4.0% during the first half of 2013, primarily due to increases in our conversion rate, average retail price and pairs per transaction, partially offset by a decrease in customer traffic. Growth in athletics, sandals and canvas shoe styles also contributed to our increase in net sales. Sales per square foot, excluding e-commerce, increased 8.4% to $101 in the first half of 2013, compared to $93 in the first half of last year. On a trailing twelve month basis, sales per square foot, excluding e-commerce, increased 8.6% to $207 for the twelve months ended August 3, 2013, as compared to $191 for the twelve months ended July 28, 2012.

Gross Profit

Gross profit increased $20.1 million, or 12.8%, to $177.0 million for the second quarter of 2013, compared to $156.9 million for the second quarter of last year, due primarily to the increase in net sales. As a percent of net sales, our gross profit was 45.6% for the second quarter of 2013, compared to 44.8% for the second quarter of last year. The increase in our gross profit rate was primarily driven by higher average unit retail prices and a favorable sales mix of higher margin athletic footwear, sandals and boots.

Gross profit increased $23.6 million, or 7.6%, to $335.7 million for the first half of 2013, compared to $312.1 million for the first half of last year, due primarily to the increase in net sales. As a percent of net sales, our gross profit was 45.3% for the first half of 2013, compared to 44.7% for the first half of last year. The increase in our gross profit rate was primarily driven by higher average unit retail prices and a favorable sales mix of higher margin athletic footwear.

Selling and Administrative Expenses

Selling and administrative expenses increased $11.9 million, or 8.8%, to $148.0 million for the second quarter of 2013, compared to $136.1 million for the second quarter of last year. The increase was primarily attributable to increases in marketing, variable store employee and benefit costs, and store depreciation expense. Our marketing in the second quarter focused more heavily on national television, including the addition of the Good Morning America summer concert series sponsorship, which helped increase Famous Footwear’s brand presence on a national scale. As a percent of net sales, selling and administrative expenses decreased to 38.1% for the second quarter of 2013, compared to 38.8% for the second quarter of last year.

Selling and administrative expenses increased $11.7 million, or 4.5%, to $277.7 million for the first half of 2013, compared to $266.0 million for the first half of last year. The increase was primarily attributable to increases in marketing, variable store employee costs and store depreciation expense. As a percent of net sales, selling and administrative expenses decreased to 37.5% for the first half of 2013, compared to 38.0% for the first half of last year.

Restructuring and Other Special Charges, Net

We did not incur restructuring and other special charges during the second quarter and first half of 2013, but incurred $0.3 million and $7.3 million during the second quarter and first half, respectively, of last year, related to our portfolio realignment efforts, which included the closure or relocation of underperforming stores and the closure of a distribution center.

Operating Earnings

Operating earnings increased $8.5 million, or 41.0%, to $29.0 million for the second quarter of 2013, compared to $20.5 million for the second quarter of last year. The increase was due to a combination of higher net sales and gross profit rate, partially offset by an increase in selling and administrative expenses, as described above. Operating earnings were also favorably impacted by the timing shift in net sales described earlier, which we believe favorably impacted Famous Footwear’s second quarter’s operating earnings by approximately $4.4 million. As a percent of net sales, operating earnings improved to 7.5% for the second quarter of 2013, compared to 5.9% for the second quarter of last year.

Operating earnings increased $19.2 million, or 49.4%, to $58.0 million for the first half of 2013, compared to $38.8 million for the first half of last year. The increase was due to higher net sales and gross profit rate and a reduction in restructuring and other special charges, net, partially offset by higher selling and administrative expenses, as described above. As a percent of net sales, operating earnings improved to 7.8% for the first half of 2013, compared to 5.6% for the first half of last year.

WHOLESALE OPERATIONS
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
		% of		% of		% of		% of
		Net		Net		Net		Net
($ millions)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$180.5	100.0%	$160.6	100.0%	$362.1	100.0%	$355.5	100.0%
Cost of goods sold	124.6	69.0%	111.2	69.2%	248.4	68.6%	250.2	70.4%
Gross profit	55.9	31.0%	49.4	30.8%	113.7	31.4%	105.3	29.6%
Selling and administrative expenses	47.0	26.1%	42.6	26.6%	96.5	26.7%	90.7	25.5%
Restructuring and other special charges, net	0.7	0.4%	2.0	1.2%	1.2	0.3%	3.9	1.1%
Impairment of assets held for sale	–	–	–	–	4.7	1.3%	–	–
Operating earnings	$8.2	4.5%	$4.8	3.0%	$11.3	3.1%	$10.7	3.0%

Key Metrics
Unfilled order position at end of period	$257.7		$258.0

Net Sales

Net sales increased $19.9 million, or 12.4%, to $180.5 million for the second quarter of 2013, compared to $160.6 million for the second quarter of last year. The increase reflects strength in many of our major brands including Sam Edelman, Dr. Scholl’s Shoes, LifeStride, Vince, Naturalizer and Franco Sarto divisions, partially offset by decreases in our Via Spiga and Fergie divisions.  As mentioned earlier, shipments were shifted into the second quarter of 2013 that were previously planned for the third quarter due to the acceleration of wholesale orders at the request of our retail partners as well as supply chain improvements which have allowed us to deliver product to market earlier than was previously possible. We believe these timing shifts favorably impacted the Wholesale Operation’s net sales by approximately $7 million in the second quarter of 2013. Our unfilled order position was $257.7 million as of August 3, 2013, essentially flat to $258.0 million as of July 28, 2012.

Net sales increased $6.6 million, or 1.8%, to $362.1 million for the first half of 2013, compared to $355.5 million for the first half of last year. The increase was primarily attributable to increases in our Sam Edelman, Dr. Scholl’s Shoes, LifeStride, Vince and Franco Sarto divisions, partially offset by decreases in our Via Spiga, Fergie, Naturalizer and Ryka divisions.

Gross Profit

Gross profit increased $6.5 million, or 13.1%, to $55.9 million for the second quarter of 2013, compared to $49.4 million for the second quarter of last year. As a percent of net sales, our gross profit increased to 31.0% for the second quarter of 2013 from 30.8% for the second quarter of last year. The increase in our Wholesale Operations gross profit rate was driven by a more profitable brand mix. In addition, the division reported higher average selling prices, lower product costs and lower customer allowances.

Gross profit increased $8.4 million, or 7.9%, to $113.7 million for the first half of 2013, compared to $105.3 million for the first half of last year. As a percent of net sales, our gross profit increased to 31.4% for the first half of 2013 from 29.6% for the first half of last year, primarily driven by a more profitable brand mix, lower product costs and lower inventory markdowns and customer allowance requirements.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.4 million, or 9.9%, to $47.0 million for the second quarter of 2013, compared to $42.6 million for the second quarter of last year, driven by higher expenses of $2.1 million related to our cash and stock-based incentive plans and higher warehouse expenses. As a percent of net sales, selling and administrative expenses decreased to 26.1% for the second quarter of 2013, compared to 26.6% for the second quarter of last year, reflecting better leveraging of our expenses compared to higher net sales.

Selling and administrative expenses increased $5.8 million, or 6.2%, to $96.5 million for the first half of 2013, compared to $90.7 million for the first half of last year, driven in part by higher expenses of $2.3 million related to our cash and stock-based incentive plans and higher warehouse expenses. As a percent of net sales, selling and administrative expenses increased to 26.7% for the first half of 2013, compared to 25.5% for the first half of last year.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges, net, of $0.7 million and $1.2 million during the second quarter and first half of 2013, respectively, compared to $2.0 million and $3.9 million during the second quarter and first half of last year, respectively. Our portfolio realignment efforts include the exit of certain brands, the sale and closure of sourcing and supply chain assets and other changes to our infrastructure. See Note 4 and Note 6 to the condensed consolidated financial statements for additional information related to these costs.

Impairment of Assets Held For Sale

During the first half of 2013, we recorded an impairment charge of $4.7 million to adjust certain sourcing and supply chain assets held for sale to their estimated fair value. See Note 4 and Note 6 to the condensed consolidated financial statements for additional information.

Operating Earnings

Operating earnings increased $3.4 million, or 71.1%, to $8.2 million for the second quarter of 2013, compared to $4.8 million for the second quarter of last year. The increase was primarily driven by increases in net sales and gross profit rate and a decrease in restructuring and other special charges, net, all partially offset by an increase in selling and administrative expenses. Operating earnings were also favorably impacted by the timing shift in net sales described earlier, which we believe favorably impacted Wholesale Operations’ second quarter’s operating earnings by approximately $1.6 million. As a percent of net sales, operating earnings increased to 4.5% for the second quarter of 2013, compared to 3.0% in the second quarter of last year.

Operating earnings increased $0.6 million, or 6.0%, to $11.3 million for the first half of 2013, compared to $10.7 million for the first half of last year. The increase was primarily driven by increases in net sales and gross profit rate and a decrease in restructuring and other special charges, net, partially offset by an increase in selling and administrative expenses and the impairment charge. As a percent of net sales, operating earnings increased to 3.1% for the first half of 2013, compared to 3.0% in the first half of last year.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
		% of		% of		% of		% of
($ millions, except sales per		Net		Net		Net		Net
square foot)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$53.0	100.0%	$54.0	100.0%	$107.8	100.0%	$110.1	100.0%
Cost of goods sold	31.3	59.1%	32.7	60.5%	62.6	58.0%	65.6	59.6%
Gross profit	21.7	40.9%	21.3	39.5%	45.2	42.0%	44.5	40.4%
Selling and administrative expenses	23.6	44.3%	24.5	45.4%	48.4	44.9%	50.5	45.9%
Restructuring and other special charges, net	–	–	2.6	4.8%	–	–	3.3	3.0%
Operating loss	$(1.9)	(3.4)%	$(5.8)	(10.7)%	$(3.2)	(2.9)%	$(9.3)	(8.5)%

Key Metrics
Same-store sales % change	4.8%		(1.5)%		2.3%		0.5%
Same-store sales $ change	$1.6		$(0.6)		$1.6		$0.4
Sales change from new and closed stores, net	$(1.8)		$(4.2)		$(2.4)		$(7.7)
Impact of changes in Canadian exchange rate on sales	$(0.2)		$(0.8)		$(0.5)		$(1.2)
Sales change of e-commerce subsidiary	$(0.6)		$(0.9)		$(1.0)		$(1.7)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$102		$99		$193		$188
Sales per square foot, excluding e-commerce (trailing twelve-months)	$400		$393		$400		$393
Square footage (thousand sq. ft.)	335		358		335		358

Stores opened	4		6		6		12
Stores closed	4		9		13		22
Ending stores	215		224		215		224

Net Sales

Net sales decreased $1.0 million, or 1.8%, to $53.0 million for the second quarter of 2013, compared to $54.0 million for the second quarter of last year. The decrease in net sales reflects a lower store count, a decrease in net sales at Shoes.com and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 4.8%. Shoes.com experienced a decrease in net sales of $0.6 million. We opened four new retail stores and closed four stores during the second quarter of 2013, resulting in a total of 215 stores (including 26 Naturalizer stores in China) and total square footage of 0.3 million at the end of the second quarter of 2013, compared to 224 stores (including 20 Naturalizer stores in China) and total square footage of 0.4 million at the end of the second quarter of last year. As a result of these factors, sales per square foot, excluding e-commerce, increased 2.5% to $102 for the second quarter of 2013, compared to $99 for the second quarter of last year.

Net sales decreased $2.3 million, or 2.1%, to $107.8 million for the first half of 2013, compared to $110.1 million for the first half of last year. The decrease in net sales reflects a lower store count, a decrease in sales at Shoes.com and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 2.3%. Shoes.com experienced a decrease in net sales of $1.0 million. As a result of these factors, sales per square foot, excluding e-commerce, increased 2.3% to $193 for the first half of 2013, compared to $188 for the first half of last year. On a trailing twelve month basis, sales per square foot, excluding e-commerce, increased 1.6% to $400 for the twelve months ended August 3, 2013, as compared to $393 for the twelve months ended July 28, 2012.

Gross Profit

Gross profit increased $0.4 million, or 1.6%, to $21.7 million for the second quarter of 2013, compared to $21.3 million for the second quarter of last year. As a percent of net sales, our gross profit increased to 40.9% for the second quarter of 2013 from 39.5% for the second quarter of last year. The increase in our gross profit rate was primarily driven by a favorable sales mix of higher margin product and lower freight costs.

Gross profit increased $0.7 million, or 1.6%, to $45.2 million for the first half of 2013, compared to $44.5 million for the first half of last year. As a percent of net sales, our gross profit increased to 42.0% for the first half of 2013 from 40.4% for the first half of last year. The increase in our gross profit rate was primarily driven by lower freight costs and a favorable sales mix of higher margin product.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.9 million, or 4.3%, to $23.6 million for the second quarter of 2013, compared to $24.5 million for the second quarter of last year, reflecting lower facility and employee expenses, due to a lower store count. As a percent of net sales, selling and administrative expenses decreased to 44.3% for the second quarter of 2013, compared to 45.4% for the second quarter of last year, reflecting the above named factors.

Selling and administrative expenses decreased $2.1 million, or 4.2%, to $48.4 million for the first half of 2013, compared to $50.5 million for the first half of last year, reflecting lower facility and employee expenses, due to a lower store count. As a percent of net sales, selling and administrative expenses decreased to 44.9% for the first half of 2013, compared to 45.9% for the first half of last year, reflecting the above named factors.

Restructuring and Other Special Charges, Net

We did not incur restructuring and other special charges, net, during the second quarter and first half of 2013, compared to $2.6 million and $3.3 million during the second quarter and first half of last year, respectively, for our portfolio realignment efforts, which included costs to close underperforming stores.

Operating Loss

Specialty Retail reported an operating loss of $1.9 million for the second quarter of 2013, compared to a $5.8 million loss for the second quarter of last year, primarily due to the decrease in restructuring and other special charges, net, a decrease in selling and administrative expenses and an increase in the gross profit rate, as discussed above.

Specialty Retail reported an operating loss of $3.2 million for the first half of 2013, compared to a $9.3 million loss for the first half of last year, primarily due to the decrease in restructuring and other special charges, net, a decrease in selling and administrative expenses and an increase in the gross profit rate, as discussed above.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries.

The segment reported costs of $12.5 million for the second quarter of 2013, compared to costs of $10.9 million for the second quarter of last year. The primary drivers of the $1.6 million increase include higher expenses related to our cash and stock-based incentive plans and higher director compensation, partially offset by lower employee benefit costs.

The segment reported costs of $22.4 million for the first half of 2013, compared to costs of $19.0 million for the first half of last year. The primary drivers of the $3.4 million increase include higher expenses related to our cash and stock-based incentive plans and higher director compensation, partially offset by lower employee benefit costs.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

	August 3,	July 28,	February 2,
($ millions)	2013	2012	2013
Borrowings under revolving credit agreement	$23.0	$116.0	$105.0
Senior notes	198.9	198.7	198.8
Total debt	$221.9	$314.7	$303.8

Total debt obligations decreased $92.8 million to $221.9 million at August 3, 2013, compared to $314.7 million at July 28, 2012, and decreased $81.9 million from $303.8 million at February 2, 2013 due to lower borrowings under our revolving credit agreement, resulting from the cash proceeds from the sale of our Avia and Nevados divisions and strong cash provided by operating activities. As a result of the lower average borrowings under our revolving credit agreement, interest expense for the second quarter of 2013 decreased $0.4 million to $5.2 million, compared to $5.6 million for the second quarter of last year.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of August 3, 2013.

At August 3, 2013, we had $23.0 million in borrowings outstanding and $8.9 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $498.1 million at August 3, 2013.

On May 14, 2013, American Sporting Goods Corporation was sold and ceased to be a borrower under the Credit Agreement. The proceeds from the sale were utilized to pay down the revolving credit facility. See Note 3 to the condensed consolidated financial statements for further information on the sale of American Sporting Goods Corporation.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of August 3, 2013, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

On May 14, 2013, American Sporting Goods Corporation was sold and ceased to be a borrower under the Credit Agreement. See Note 3 to the condensed consolidated financial statements for further information on the sale of American Sporting Goods Corporation.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
	August 3,	July 28,	Increase/
($ millions)	2013	2012	(Decrease)
Net cash provided by operating activities	$35.5	$119.3	$(83.8)
Net cash provided by (used for) investing activities	38.9	(27.1)	66.0
Net cash used for financing activities	(88.0)	(92.3)	4.3
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(0.2)	(1.3)
Decrease in cash and cash equivalents	$(15.1)	$(0.3)	$(14.8)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $83.8 million lower in the second quarter of 2013 as compared to the second quarter of 2012, reflecting the following factors:

•	A more significant increase in inventory in the first six months of 2013 compared to the same period of 2012 to support the Company’s higher level of sales;
•	An increase in accounts receivable in the first six months of 2013, in support of the higher wholesale sales volume, as compared to a decrease in accounts receivable in the first six months of 2012;
•	An increase in prepaid expenses and other current and noncurrent assets in the first six months of 2013 as compared to a decrease last year;
•	A smaller decrease in trade accounts payable in the first six months of 2013 as compared to the same period last year due to the timing of payments;
•	A smaller decrease in accrued expenses and other liabilities in the first six months of 2013 as compared to last year, due in part to higher anticipated payouts under our incentive plans;

Cash provided by investing activities was higher by $66.0 million in the first half of 2013, as compared to the same period in 2012, primarily due to the $69.3 million of net proceeds from sale of subsidiaries, partially offset by $3.3 million of increased purchases of property and equipment and capitalized software. We expect purchases of property and equipment and capitalized software of approximately $55 million to $57 million in 2013, primarily related to remodeled and new stores and general infrastructure.

Cash used for financing activities was $4.3 million lower in the first half of 2013 as compared to the same period in 2012 primarily due to lower repayments, net of borrowings, under our Credit Agreement and a higher tax benefit associated with our share-based plans.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 3, 2013	July 28, 2012	February 2, 2013
Working capital ($ millions) (1)	$362.5	$292.9	$303.3

Current ratio (2)	1.76:1	1.52:1	1.65:1

Debt-to-capital ratio (3)	34.2%	43.6%	41.6%

(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)

The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at August 3, 2013, was $362.5 million, which was $59.2 million higher than at February 2, 2013 and $69.6 million higher than at July 28, 2012. Our current ratio increased to 1.76 to 1 as of August 3, 2013 compared to 1.65 to 1 at February 2, 2013 and compared to 1.52 to 1 at July 28, 2012. The increase in the current ratio from July 28, 2012 as compared to August 3, 2013, was primarily driven by a decrease in borrowings under our revolving credit agreement due to the cash proceeds from the sale of our Avia and Nevados divisions and cash provided by operating activities. The increase in the current ratio from February 2, 2013 as compared to August 3, 2013, was primarily driven by an increase in inventory and a decrease in borrowings under our revolving credit agreement, both partially offset by an increase in accounts payable. Our debt-to-capital ratio was 34.2% as of August 3, 2013, compared to 41.6% as of February 2, 2013 and 43.6% as of July 28, 2012. The decrease in our debt-to-capital ratio from February 2, 2013 and July 28, 2012, is primarily due to lower borrowings under our revolving credit agreement.

At August 3, 2013, we had $53.1 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

On May 14, 2013, we sold American Sporting Goods Corporation. The proceeds from the sale were utilized to pay down the revolving credit facility.

We declared and paid dividends of $0.07 per share in both the second quarter of 2013 and the second quarter of last year. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

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

During the first quarter of 2013, in connection with our agreement to sell certain supply chain and sourcing assets we entered into a minimum purchase commitment contract with the purchaser of these assets to source the manufacturing of eight million pairs of shoes over the next two years, four million each year at market pricing. This represents less than 10% of the Company’s sourcing requirements related to its Wholesale Operations division. The total purchase obligation is estimated at approximately $100 million. This commitment can be fulfilled from a defined group of facilities owned by the purchaser.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 3, 2013, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended August 3, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2013:

						Maximum Number
					Total Number	of Shares that
					Purchased	May Yet Be
	Total Number		Average		as Part of Publicly	Purchased Under
	of Shares		Price Paid		Announced	the Program
Fiscal Period	Purchased		per Share		Program (1)	(1)

May 5, 2013 – June 1, 2013	85,367	(2)	$17.85	(2)	–	2,500,000

June 2, 2013 – July 6, 2013	33,705	(2)	21.10	(2)	–	2,500,000

July 7, 2013 – August 3, 2013	–		–		–	2,500,000

Total	119,072	(2)	$18.77	(2)	–	2,500,000

(1)

On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the first quarter of 2013; therefore, there were 2.5 million shares authorized to be purchased under the program as of August 3, 2013. Our repurchases of common stock are limited under our debt agreements.

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

31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	† † † † †

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

BROWN SHOE COMPANY, INC.

Date: September 11, 2013	/s/ Russell C. Hammer
Russell C. Hammer Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer