Form 10-Q
period 2013-11-02
BROWN SHOE CO INC
filed 2013-12-11
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 2, 2013

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes  ☐     No ☑

As of November 29, 2013, 43,176,782 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	November 2, 2013	October 27, 2012	February 2, 2013
Assets
Current assets
Cash and cash equivalents	$42,406	$40,884	$68,223
Receivables, net	112,491	113,519	111,392
Inventories, net	544,589	512,206	503,688
Prepaid expenses and other current assets	52,234	30,511	42,016
Current assets – discontinued operations	181	56,365	47,109
Total current assets	751,901	753,485	772,428

Other assets	111,647	134,664	119,695
Goodwill	13,954	13,954	13,954
Intangible assets, net	61,227	67,265	65,749
Noncurrent assets – discontinued operations	–	54,754	54,577
Property and equipment	428,137	432,459	437,745
Allowance for depreciation	(279,955)	(292,477)	(292,889)
Net property and equipment	148,182	139,982	144,856
Total assets	$1,086,911	$1,164,104	$1,171,259

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$110,000	$105,000
Trade accounts payable	200,706	173,856	213,660
Other accrued expenses	151,142	145,687	137,190
Current liabilities – discontinued operations	2,110	13,935	13,259
Total current liabilities	353,958	443,478	469,109

Other liabilities
Long-term debt	198,963	198,773	198,823
Deferred rent	37,548	30,714	33,711
Other liabilities	44,483	51,999	36,719
Noncurrent liabilities – discontinued operations	–	7,203	6,996
Total other liabilities	280,994	288,689	276,249

Equity
Common stock	432	429	429
Additional paid-in capital	125,831	119,665	121,593
Accumulated other comprehensive (loss) income	(21)	9,856	884
Retained earnings	325,059	301,188	302,223
Total Brown Shoe Company, Inc. shareholders’ equity	451,301	431,138	425,129
Noncontrolling interests	658	799	772
Total equity	451,959	431,937	425,901
Total liabilities and equity	$1,086,911	$1,164,104	$1,171,259

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
($ thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$702,788	$695,985	$1,913,150	$1,859,061
Cost of goods sold	424,548	416,650	1,140,268	1,117,818
Gross profit	278,240	279,335	772,882	741,243
Selling and administrative expenses	233,572	236,196	678,522	659,377
Restructuring and other special charges, net	–	2,146	1,262	19,660
Impairment of assets held for sale	–	–	4,660	–
Operating earnings	44,668	40,993	88,438	62,206
Interest expense	(5,254)	(5,398)	(16,167)	(17,079)
Interest income	132	76	282	236
Earnings before income taxes from continuing operations	39,546	35,671	72,553	45,363
Income tax provision	(12,495)	(11,418)	(24,522)	(15,275)
Net earnings from continuing operations	27,051	24,253	48,031	30,088
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax (expense) benefit of ($114), $19, $6,057 and $4,565, respectively	233	34	(4,784)	(6,887)
Impairment of net assets/disposition of discontinued operations, net of $0 tax	–	–	(11,512)	–
Net earnings (loss) from discontinued operations	233	34	(16,296)	(6,887)
Net earnings	27,284	24,287	31,735	23,201
Net loss attributable to noncontrolling interests	(30)	(5)	(174)	(251)
Net earnings attributable to Brown Shoe Company, Inc.	$27,314	$24,292	$31,909	$23,452

Basic earnings (loss) per common share:
From continuing operations	$0.63	$0.57	$1.12	$0.71
From discontinued operations	–	–	(0.38)	(0.16)
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.63	$0.57	$0.74	$0.55

Diluted earnings (loss) per common share:
From continuing operations	$0.62	$0.56	$1.11	$0.71
From discontinued operations	0.01	–	(0.38)	(0.16)
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.63	$0.56	$0.73	$0.55

Dividends per common share	$0.07	$0.07	$0.21	$0.21

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
($ thousands)	2013	2012	2013	2012
Net earnings	$27,284	$24,287	$31,735	$23,201
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(100)	557	(1,690)	545
Pension and other post retirement benefits adjustments, net of tax of $82, $0, $252 and $0, respectively	138	–	419	–
Unrealized gains (losses) on derivative financial instruments, net of tax of $61, $240, $308 and $204, respectively	79	403	714	(487)
Net (gains) losses from derivatives reclassified into earnings, net of tax of $57, $65, $182 and $76, respectively	(111)	137	(348)	161
Other comprehensive income (loss), net of tax	6	1,097	(905)	219
Comprehensive income	27,290	25,384	30,830	23,420
Comprehensive (loss) income attributable to noncontrolling interests	(25)	2	(114)	(248)
Comprehensive income attributable to Brown Shoe Company, Inc.	$27,315	$25,382	$30,944	$23,668

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirty-nine Weeks Ended
	November 2,	October 27,
($ thousands)	2013	2012
Operating Activities
Net earnings	$31,735	$23,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,645	25,076
Amortization of capitalized software	9,728	9,945
Amortization of intangible assets	4,741	5,436
Amortization of debt issuance costs and debt discount	1,885	1,885
Share-based compensation expense	4,066	4,776
Tax benefit related to share-based plans	(2,581)	(889)
Loss on disposal of facilities and equipment	960	2,177
Impairment charges for facilities and equipment	1,072	2,481
Impairment of assets held for sale	4,660	–
Impairment of intangible assets	–	5,777
Impairment of net assets/disposition of discontinued operations	11,512	–
Net loss on sale of subsidiaries	576	–
Deferred rent	3,837	(1,647)
Provision for doubtful accounts	388	398
Changes in operating assets and liabilities, net of dispositions:
Receivables	(385)	15,063
Inventories	(41,180)	22,523
Prepaid expenses and other current and noncurrent assets	(6,748)	17,852
Trade accounts payable	(12,933)	(7,213)
Accrued expenses and other liabilities	23,848	18,113
Other, net	159	(1,431)
Net cash provided by operating activities	61,985	143,523

Investing Activities
Purchases of property and equipment	(37,888)	(39,081)
Capitalized software	(3,715)	(5,436)
Acquisition cost	–	(5,000)
Proceeds from sale of subsidiaries, net of cash balance of $4,370	69,347	–
Net cash provided by (used for) investing activities	27,744	(49,517)

Financing Activities
Borrowings under revolving credit agreement	966,000	582,000
Repayments under revolving credit agreement	(1,071,000)	(673,000)
Dividends paid	(9,073)	(9,007)
Issuance of common stock under share-based plans, net	(2,406)	(1,860)
Tax benefit related to share-based plans	2,581	889
Net cash used for financing activities	(113,898)	(100,978)
Effect of exchange rate changes on cash and cash equivalents	(1,648)	174
Decrease in cash and cash equivalents	(25,817)	(6,798)
Cash and cash equivalents at beginning of period	68,223	47,682
Cash and cash equivalents at end of period	$42,406	$40,884

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net earnings are presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income, but only if the amount is required under accounting principles generally accepted in the United States ("U.S. GAAP") to be reclassified to net earnings in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net earnings, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance on February 3, 2013. See Note 9 to the condensed consolidated financial statements for additional information.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard provides guidance on releasing cumulative translation adjustments to net earnings when an entity ceases to have a controlling financial interest in a subsidiary or business within a foreign entity. The cumulative translation adjustments should be released only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This standard is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this newly issued guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This guidance requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, similar tax loss, or tax credit carryforward, rather than as a liability, when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The amendments in this ASU do not require new recurring financial disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this presentation guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3	Discontinued Operations

The Company’s discontinued operations included the Avia and Nevados brands of the American Sporting Goods division, as well as the Etienne Aigner and Vera Wang brands. In aggregate, discontinued operations included $1.2 million and $25.5 million of net sales in the thirteen and thirty-nine week periods ended November 2, 2013, respectively. Discontinued operations included $36.2 million and $98.8 million of net sales for the thirteen and thirty-nine week periods ended October 27, 2012, respectively.

Discontinued operations included earnings before income taxes of $0.3 million and a loss before income taxes of $10.8 million in the thirteen and thirty-nine week periods ended November 2, 2013, respectively. For the thirty-nine weeks ended November 2, 2013, discontinued operations also included $11.5 million of costs associated with the Company’s impairment of net assets/disposition of discontinued operations. For the thirteen and thirty-nine week periods ended October 27, 2012, discontinued operations included an immaterial amount of earnings before income taxes  and a loss before income taxes of $11.5 million, respectively.

American Sporting Goods Corporation

On May 14, 2013, Brown Shoe International Corp. (“BSIC”), the sole shareholder of American Sporting Goods Corporation, entered into and simultaneously closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, BSIC and Galaxy Brand Holdings, Inc. (“the Buyer”), pursuant to which the Buyer acquired all of the outstanding capital stock of American Sporting Goods Corporation from BSIC and the Company agreed to provide certain transition services. In connection with the transaction, American Sporting Goods Corporation sold inventory to a third party unaffiliated with the Buyer and distributed certain assets to BSIC. The aggregate purchase price for the stock of American Sporting Goods Corporation and the provision of such transition services was $74.0 million, subject to working capital adjustments, minus the amount of the pre-closing cash dividend declared by American Sporting Goods Corporation and paid to BSIC, representing proceeds from American Sporting Goods Corporation’s sale of inventory.

The Company purchased American Sporting Goods Corporation, comprised of Avia, Nevados, Ryka, AND 1, and other businesses, on February 17, 2011 and subsequently sold AND 1 during fiscal 2011. The Avia and Nevados businesses were sold under the Stock Purchase Agreement and the Company retained and is operating Ryka and other businesses. In this document, “ASG” refers to the subsidiary disposed on May 14, 2013, including the Avia and Nevados brands and excluding the Ryka brand and other retained businesses.

The Company received $60.3 million in cash and a promissory note of $12.0 million at closing, from the sale of stock, the sale of inventory, and for the provision of transitional services, less working capital adjustments. The promissory note was due November 14, 2013, earned interest at a 3% annual rate, and was secured by a guarantee by ASG and a lien on certain assets of ASG.  In accordance with the terms of the promissory note, the Company received a payment of $12.2 million on November 14, 2013, representing the note principal and accrued interest.

As a result of the sale of ASG, the Company recorded an impairment charge in the first quarter of 2013 of $12.6 million ($12.6 million after-tax, $0.30 per diluted share), representing the difference in the fair value less costs to sell as compared to the carrying value of the net assets to be sold. During the second quarter of 2013, the Company recognized a gain upon disposition of the ASG subsidiary of $1.0 million ($1.0 million after tax, $0.02 per diluted share). These charges are reflected in the condensed consolidated statement of earnings as a component of discontinued operations for the thirty-nine weeks ended November 2, 2013. ASG was previously included in the Wholesale Operations segment.

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

The detail of ASG, Etienne Aigner, and Vera Wang assets and liabilities reported as discontinued operations in the condensed consolidated balance sheet are as follows:

	November 2,	October 27,	February 2,
($ thousands)	2013	2012	2013

Discontinued Assets
Current assets
Receivables, net	$73	$25,043	$14,291
Inventories, net	75	27,153	29,587
Prepaid expenses and other current assets	33	4,169	3,231
Total current assets	181	56,365	47,109
Other assets	–	530	419
Goodwill	–	25,650	25,650
Intangible assets, net	–	27,508	27,275
Property and equipment, net	–	1,066	1,233
Total assets	$181	$111,119	$101,686

Discontinued Liabilities
Current liabilities
Trade accounts payable	$178	$9,566	$9,082
Other accrued expenses	1,932	4,369	4,177
Total current liabilities	2,110	13,935	13,259
Other liabilities	–	7,203	6,996
Total liabilities	$2,110	$21,138	$20,255

Note 4	Dispositions

As part of its portfolio realignment efforts, the Company entered into an agreement to sell certain of its supply chain and sourcing assets (“Sale Agreement”) on April 30, 2013 for $9.0 million, including $1.5 million in cash and a $7.5 million promissory note, subject to working capital adjustments. The sale closed during the second quarter of 2013. The promissory note requires installments over two years with the first payment of $3.0 million due no later than 45 days from the closing date and the remaining balance payable in eight quarterly payments of $0.6 million, subject to working capital adjustments, plus accrued interest of 5%, compounded monthly, starting no later than three months after the closing date. For the thirteen and thirty-nine week periods ended November 2, 2013, the Company received $0.6 million and $3.6 million, respectively, of installment payments in accordance with the terms of the promissory note. As part of the Sale Agreement, the Company agreed to purchase a minimum of four million pairs of shoes each year for the next two years at market pricing, which can be fulfilled from a defined group of facilities owned by the purchaser.

During the first quarter of 2013, the Company recognized an impairment charge of $4.7 million ($4.7 million after tax, $0.11 per diluted share), which represented the excess net asset value over the estimated fair value of the supply chain and sourcing assets less costs to sell. During the second quarter of 2013,  the Company recognized a loss on the sale of these supply chain and sourcing assets of $0.6 million ($0.6 million after tax, $0.01 per diluted share).   The financial results of the supply chain and sourcing assets have been included in the Wholesale Operations segment as continuing operations through the date of sale.

Note 5	Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
($ thousands, except per share amounts)	2013	2012	2013	2012
NUMERATOR
Net earnings from continuing operations	$27,051	$24,253	$48,031	$30,088
Net loss attributable to noncontrolling interests	30	5	174	251
Net earnings allocated to participating securities	(1,097)	(1,210)	(2,098)	(1,505)
Net earnings from continuing operations	25,984	23,048	46,107	28,834
Net earnings (loss) from discontinued operations	233	34	(16,296)	(6,887)
Net (earnings) loss allocated to participating securities	(9)	(2)	712	339
Net earnings (loss) from discontinued operations	224	32	(15,584)	(6,548)
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$26,208	$23,080	$30,523	$22,286

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,447	40,745	41,288	40,618
Dilutive effect of share-based awards for continuing operations and discontinued operations	319	190	283	103
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,766	40,935	41,571	40,721

Basic earnings (loss) per common share:
From continuing operations	$0.63	$0.57	$1.12	$0.71
From discontinued operations	–	–	(0.38)	(0.16)
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.63	$0.57	$0.74	$0.55

Diluted earnings (loss) per common share:
From continuing operations	$0.62	$0.56	$1.11	$0.71
From discontinued operations	0.01	–	(0.38)	(0.16)
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.63	$0.56	$0.73	$0.55

Options to purchase 86,247 and 567,966 shares of common stock for the thirteen weeks and 214,403 and 1,019,565 shares of common stock for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be anti-dilutive.

Note 6	Restructuring Initiatives

Portfolio Realignment

The Company's portfolio realignment efforts include the sale of ASG; the sale of the AND 1 division; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license in accordance with agreement terms, and other infrastructure changes. These portfolio realignment efforts began in 2011 and are substantially complete.

The following is a summary of the Company’s portfolio realignment expense for our continuing and discontinued operations:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
($ millions, except per share data)	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share
November 2, 2013
Continuing Operations
Business exits and cost reductions	$–	$–	$–	$1.2	$0.8	$0.02
Non-cash impairments/dispositions	–	–	–	4.7	4.7	0.11
Total Continuing Operations	–	–	–	5.9	5.5	0.13
Discontinued Operations
Business exits and cost reductions	–	–	–	13.3	6.4	0.13
Non-cash impairments/dispositions	–	–	–	11.5	11.5	0.28
Total Discontinued Operations	–	–	–	24.8	17.9	0.41
Total	$–	$–	$–	$30.7	$23.4	$0.54

October 27, 2012
Continuing Operations
Business exits and cost reductions	$2.3	$1.4	$0.04	$18.9	$12.4	$0.29
Non-cash impairments/dispositions	–	–	–	–	–	–
Total Continuing Operations	2.3	1.4	0.04	18.9	12.4	0.29
Discontinued Operations
Business exits and cost reductions	0.3	0.2	–	8.1	5.0	0.12
Non-cash impairments/dispositions	–	–	–	–	–	–
Total Discontinued Operations	0.3	0.2	–	8.1	5.0	0.12
Total	$2.6	$1.6	$0.04	$27.0	$17.4	$0.41

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

During the third quarter of 2013, no expenses for portfolio realignment were incurred. Of the $2.3 million of continuing operations costs incurred during the third quarter of 2012, $1.5 million is included in the Wholesale Operations segment, $0.4 million is included in the Famous Footwear segment, $0.3 million is included in the Specialty Retail segment, and $0.1 million is included in the Other segment.

All of the $5.9 million of expenses for portfolio realignment that were recorded in continuing operations during the thirty-nine weeks ended November 2, 2013 were included in the Wholesale Operations segment.  Of the $18.9 million incurred during the thirty-nine weeks ended October 27, 2012, $7.7 million is included in the Famous Footwear segment, $6.5 million is included in the Wholesale Operations segment, $3.9 million is included in the Specialty Retail segment, and $0.8 million is included in the Other segment.

The following is a summary of the charges and settlements by category of costs:

						Total by Classification
($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total	Continuing Operations	Discontinued Operations
Reserve balance at January 28, 2012	$5.8	$1.6	$1.3	$1.3	$10.0	$10.0	$–
Additional charges in 2012	6.0	3.1	11.4	9.4	29.9	21.9	8.0
Amounts settled in 2012	(10.1)	(4.5)	(9.4)	(10.4)	(34.4)	(26.6)	(7.8)
Reserve balance at February 2, 2013	$1.7	$0.2	$3.3	$0.3	$5.5	$5.3	$0.2
Additional charges in first quarter 2013	0.4	3.0	0.1	25.3	28.8	5.2	23.6
Amounts settled in first quarter 2013	(1.0)	(2.8)	(0.8)	(18.2)	(22.8)	(7.0)	(15.8)
Reserve balance at May 4, 2013	$1.1	$0.4	$2.6	$7.4	$11.5	$3.5	$8.0
Additional charges (recoveries) in second quarter 2013	2.3	(0.4)	–	(0.1)	1.8	0.7	1.1
Amounts settled in second quarter 2013	(1.0)	0.3	(0.6)	(7.0)	(8.3)	(1.8)	(6.5)
Reserve balance at August 3, 2013	$2.4	$0.3	$2.0	$0.3	$5.0	$2.4	$2.6
Additional charges in third quarter 2013	–	–	–	–	–	–	–
Amounts settled in third quarter 2013	(0.3)	(0.3)	(0.3)	(0.3)	(1.2)	(0.4)	(0.8)
Reserve balance at November 2, 2013	$2.1	$–	$1.7	$–	$3.8	$2.0	$1.8

Integration Related Costs

During the thirty-nine weeks ended October 27, 2012, the Company incurred integration costs related to the acquisition of ASG of $0.7 million ($0.4 million after-tax, or $0.01 per diluted share).  These costs were recognized as earnings (loss) from discontinued operations.

Organizational Change

During the thirty-nine weeks ended October 27, 2012, the Company incurred costs of $2.3 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) related to an organizational change at the corporate headquarters. These costs were recognized as restructuring and other special charges, net and included in the Other segment.

Note 7	Business Segment Information

Applicable business segment information is as follows for the periods ended November 2, 2013 and October 27, 2012:

	Famous	Wholesale	Specialty
($ thousands)	Footwear	Operations	Retail	Other	Total

Thirteen Weeks Ended November 2, 2013
External sales	$439,605	$205,269	$57,914	$–	$702,788
Intersegment sales	543	51,343	–	–	51,886
Operating earnings (loss)	37,047	16,782	221	(9,382)	44,668
Segment assets - continuing operations	485,217	379,249	93,747	128,517	1,086,730

Thirteen Weeks Ended October 27, 2012
External sales	$436,812	$196,371	$62,802	$–	$695,985
Intersegment sales	505	57,848	–	–	58,353
Operating earnings (loss)	35,525	15,169	1,771	(11,472)	40,993
Segment assets - continuing operations	462,904	387,720	59,805	142,556	1,052,985

Thirty-nine Weeks Ended November 2, 2013
External sales	$1,180,143	$567,334	$165,673	$–	$1,913,150
Intersegment sales	1,753	152,276	–	–	154,029
Operating earnings (loss)	95,057	28,085	(2,934)	(31,770)	88,438

Thirty-nine Weeks Ended October 27, 2012
External sales	$1,134,237	$551,896	$172,928	$–	$1,859,061
Intersegment sales	1,529	159,641	–	–	161,170
Operating earnings (loss)	74,365	25,833	(7,551)	(30,441)	62,206

The Other segment includes corporate assets, administrative expenses, and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
($ thousands)	2013	2012	2013	2012
Operating earnings	$44,668	$40,993	$88,438	$62,206
Interest expense	(5,254)	(5,398)	(16,167)	(17,079)
Interest income	132	76	282	236
Earnings before income taxes from continuing operations	$39,546	$35,671	$72,553	$45,363

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

	November 2,	October 27,	February 2,
($ thousands)	2013	2012	2013

Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	118,003	118,003	118,003
Specialty Retail	200	200	200
Total intangible assets	121,003	121,003	121,003
Accumulated amortization	(59,776)	(53,738)	(55,254)
Total intangible assets, net	61,227	67,265	65,749
Goodwill
Wholesale Operations	13,954	13,954	13,954
Total goodwill	13,954	13,954	13,954
Goodwill and intangible assets, net	$75,181	$81,219	$79,703

Intangible assets, primarily owned trademarks, of $21.0 million as of November 2, 2013, October 27, 2012, and February 2, 2013 are not subject to amortization. All remaining intangible assets, primarily owned and licensed trademarks, are subject to amortization and have useful lives ranging from four to 20 years as of November 2, 2013. Amortization expense related to intangible assets was $1.5 million for the thirteen weeks ended November 2, 2013 and October 27, 2012 and $4.5 million and $4.6 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

Note 9	Shareholders’ Equity

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 2, 2013	$425,129	$772	$425,901
Net earnings (loss)	31,909	(174)	31,735
Other comprehensive (loss) income	(905)	60	(845)
Dividends paid	(9,073)	–	(9,073)
Issuance of common stock under share-based plans, net	(2,406)	–	(2,406)
Tax benefit related to share-based plans	2,581	–	2,581
Share-based compensation expense	4,066	–	4,066
Equity at November 2, 2013	$451,301	$658	$451,959

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2012	$412,669	$1,047	$413,716
Net earnings (loss)	23,452	(251)	23,201
Other comprehensive income	219	3	222
Dividends paid	(9,007)	–	(9,007)
Issuance of common stock under share-based plans, net	(1,860)	–	(1,860)
Tax benefit related to share-based plans	889	–	889
Share-based compensation expense	4,776	–	4,776
Equity at October 27, 2012	$431,138	$799	$431,937

Accumulated Other Comprehensive (Loss) Income

The following table sets forth the changes in accumulated other comprehensive (loss) income by component for the thirteen and thirty-nine weeks ended November 2, 2013:

	Accumulated	Accumulated	Accumulated	Other
	Currency	Derivative	Postretirement	Comprehensive
($ thousands)	Translation	Transactions	Transactions	(Loss) Income
Balance August 3, 2013	$5,322	$317	$(5,666)	$(27)
Other comprehensive (loss) income before reclassifications	(100)	79	–	(21)
Amounts reclassified from accumulated other comprehensive (loss) income	–	(111)	138	27
Other comprehensive (loss) income	(100)	(32)	138	6
Balance November 2, 2013	$5,222	$285	$(5,528)	$(21)

Balance February 2, 2013	6,912	(81)	(5,947)	884
Other comprehensive (loss) income before reclassifications	(1,690)	714	–	(976)
Amounts reclassified from accumulated other comprehensive (loss) income	–	(348)	419	71
Other comprehensive (loss) income	(1,690)	366	419	(905)
Balance November 2, 2013	$5,222	$285	$(5,528)	$(21)

The following table sets forth the reclassifications out of accumulated other comprehensive (loss) income and the related tax effect by component for the thirteen and thirty-nine weeks ended November 2, 2013:

	Thirteen Weeks Ended November 2, 2013
	Derivative	Postretirement	Tax
($ thousands)	Transactions	Transactions	Effect	Total
Net gains from derivative financial instruments	$(168)	$–	$57	$(111)
Pension and other postretirement benefits actuarial loss	–	216	(81)	135
Pension benefits prior service expense	–	4	(1)	3
	$(168)	$220	$(25)	$27

	Thirty-nine Weeks Ended November 2, 2013
	Derivative	Postretirement	Tax
($ thousands)	Transactions	Transactions	Effect	Total
Net gains from derivative financial instruments	$(530)	$–	$182	$(348)
Pension and other postretirement benefits actuarial loss	–	661	(249)	412
Pension benefits prior service expense	–	10	(3)	7
	$(530)	$671	$(70)	$71

Reclassifications related to pension and other postretirement benefits impacted selling and administrative expenses on the condensed consolidated statement of earnings. See Note 12 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 10	Share-Based Compensation

The Company recognized share-based compensation expense of $1.1 million and $1.5 million during the thirteen weeks and $4.1 million and $4.8 million during the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

The Company issued 54,369 shares of common stock during the thirteen weeks ended November 2, 2013 for restricted stock grants, stock options exercised, and directors’ fees. The Company issued 698,580 shares of common stock during the thirty-nine weeks ended November 2, 2013 for restricted stock grants, stock performance awards, stock options exercised, and directors’ fees. During the thirteen and thirty-nine weeks ended November 2, 2013, the Company cancelled restricted stock awards of 65,750 and 150,250 shares, respectively, as a result of forfeitures.

During the third quarter of 2013, the Company granted 12,300 restricted shares to certain employees with a weighted-average grant date fair value of $22.90. The restricted shares vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period.

The Company also granted 1,023 restricted stock units for dividend equivalents on previously granted restricted stock units to non-employee directors with a weighted-average grant date fair value of $23.57 during the third quarter of 2013. All restricted stock units granted during the third quarter of 2013 vested immediately as of the payment date for the dividend.

Note 11	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit (income) cost for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 2,	October 27,	November 2,	October 27,
($ thousands)	2013	2012	2013	2012
Service cost	$2,583	$2,845	$–	$–
Interest cost	3,305	3,182	35	36
Expected return on assets	(6,200)	(6,266)	–	–
Amortization of:
Actuarial loss (gain)	238	41	(20)	(23)
Prior service expense	4	4	–	–
Net transition asset	–	(11)	–	–
Total net periodic benefit (income) cost	$(70)	$(205)	$15	$13

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
($ thousands)	2013	2012	2013	2012
Service cost	$8,057	$8,675	$–	$–
Interest cost	9,940	9,546	105	112
Expected return on assets	(18,576)	(18,806)	–	–
Amortization of:
Actuarial loss (gain)	723	166	(60)	(59)
Prior service expense	10	8	–	–
Net transition asset	–	(33)	–	–
Total net periodic benefit cost (income)	$154	$(444)	$45	$53

Note 12	Risk Management and Derivatives

In the normal course of business, the Company’s financial results are impacted by currency rate movements in foreign currency denominated assets, liabilities, and cash flows as it makes a portion of its purchases and sales in local currencies. The Company has established policies and business practices that are intended to mitigate a portion of the effect of these exposures. The Company uses derivative financial instruments, primarily forward contracts, to manage its currency exposures. These derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. Derivatives entered into by the Company are designated as cash flow hedges of forecasted foreign currency transactions.

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through October 2014. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 was not material.

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

As of November 2, 2013,  October 27, 2012, and February 2, 2013, the Company had forward contracts maturing at various dates through October 2014,  November 2013, and January 2014, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	November 2, 2013	October 27, 2012	February 2, 2013
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$18,024	$19,427	$18,442
Chinese yuan	14,860	22,193	15,544
Euro	8,729	4,784	3,459
Japanese yen	1,657	1,563	1,665
New Taiwanese dollars	633	935	734
Great Britain pounds sterling	–	211	63
Other currencies	739	853	729
Total financial instruments	$44,642	$49,966	$40,636

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheet as of November 2, 2013,  October 27, 2012, and February 2, 2013 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

November 2, 2013	Prepaid expenses and other current assets	$417	Other accrued expenses	$184

October 27, 2012	Prepaid expenses and other current assets	189	Other accrued expenses	438

February 2, 2013	Prepaid expenses and other current assets	380	Other accrued expenses	373

For the thirteen weeks ended November 2, 2013 and October 27, 2012, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 2, 2013		October 27, 2012
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings	Gain Recognized in OCI on Derivatives	(Loss) Gain Reclassified from Accumulated OCI into Earnings

Net sales	$161	$59	$16	$(26)
Cost of goods sold	(163)	24	204	(187)
Selling and administrative expenses	145	85	423	11
Interest expense	(3)	–	–	–

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ in thousands)	November 2, 2013		October 27, 2012
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	(Loss) Gain Reclassified from Accumulated OCI into Earnings

Net sales	$278	$207	$37	$(12)
Cost of goods sold	382	51	(672)	(265)
Selling and administrative expenses	354	272	(49)	40
Interest expense	8	–	(7)	–

All gains and losses currently included within accumulated other comprehensive (loss) income associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 13 to the condensed consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 2, 2013, October 27, 2012, and February 2, 2013. The Company did not have any transfers between Level 1 and Level 2 during 2012 or the thirty-nine weeks ended November 2, 2013.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of November 2, 2013
Cash equivalents – money market funds	$4,472	$4,472	$–	$–
Non-qualified deferred compensation plan assets	2,081	2,081	–	–
Non-qualified deferred compensation plan liabilities	(2,081)	(2,081)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,565)	(1,565)	–	–
Derivative financial instruments, net	233	–	233	–

As of October 27, 2012
Cash equivalents – money market funds	$3,092	$3,092	$–	$–
Non-qualified deferred compensation plan assets	1,272	1,272	–	–
Non-qualified deferred compensation plan liabilities	(1,272)	(1,272)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,022)	(1,022)	–	–
Derivative financial instruments, net	(249)	–	(249)	–

As of February 2, 2013:
Cash equivalents – money market funds	$27,223	$27,223	$–	$–
Non-qualified deferred compensation plan assets	1,411	1,411	–	–
Non-qualified deferred compensation plan liabilities	(1,411)	(1,411)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,139)	(1,139)	–	–
Derivative financial instruments, net	7	–	7	–

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived assets held and used with a carrying amount of $84.6 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of  $0.1 million for the thirteen weeks ended November 2, 2013.  The $0.1 million impairment charge was recorded in the Specialty Retail segment and is reflected in selling and administrative expenses. An impairment charge of $0.8 million was recorded for the thirty-nine weeks ended November 2, 2013, of which $0.4 million related to the Famous Footwear segment and $0.4 million related to the Specialty Retail segment.

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

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable, and borrowings under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

	November 2, 2013		October 27, 2012		February 2, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value	Amount	Value
Senior Notes	$198,963	$210,500	$198,773	$204,000	$198,823	$208,000

The fair value of the Company’s Senior Notes was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 14	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rates from continuing operations were 31.6%  and 33.8% for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, remaining relatively consistent with the effective tax rates of 32.0%  and 33.7% for the thirteen and thirty-nine weeks ended October 27, 2012, respectively.

Note 15	Related Party Transactions

C. banner International Holdings Limited

The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”, formerly known as Hongguo International Holdings Limited) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China. During the thirteen and thirty-nine weeks ended November 2, 2013, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.9 million and $4.1 million, respectively, of Naturalizer footwear on a wholesale basis to CBI, with $2.4 million and $5.0 million in corresponding sales during the thirteen and thirty-nine weeks ended October 27, 2012, respectively.

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.9 million as of November 2, 2013. The Company expects to spend approximately $0.2 million in each of the next five years and $14.9 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through November 2, 2013 were $27.0 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at November 2, 2013 is $8.4 million, of which $7.6 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $8.4 million reserve, $4.8 million is for on-site remediation and $3.6 million is for off-site remediation.

Other

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.5 million at November 2, 2013 related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.0 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.0 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $9.8 million as of November 2, 2013 to complete the cleanup, maintenance and monitoring at all sites. Of the $9.8 million liability, $8.8 million is recorded in other liabilities and $1.0 million is recorded in other accrued expenses. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$29,722	$12,684	$–	$42,406
Receivables, net	93,097	1,275	18,119	–	112,491
Inventories, net	98,548	439,807	6,234	–	544,589
Prepaid expenses and other current assets	37,418	11,423	3,393	–	52,234
Current assets – discontinued operations	158	–	23	–	181
Total current assets	229,221	482,227	40,453	–	751,901
Other assets	95,221	15,812	614	–	111,647
Goodwill and intangible assets, net	56,369	18,812	–	–	75,181
Property and equipment, net	26,908	118,976	2,298	–	148,182
Investment in subsidiaries	851,906	152,992	–	(1,004,898)	–
Intercompany receivable	431,576	483,654	233,841	(1,149,071)	–
Total assets	$1,691,201	$1,272,473	$277,206	$(2,153,969)	$1,086,911

Liabilities and Equity
Current liabilities
Trade accounts payable	$44,889	$136,669	$19,148	$–	$200,706
Other accrued expenses	58,289	83,483	9,370	–	151,142
Current liabilities – discontinued operations	2,065	–	45	–	2,110
Total current liabilities	105,243	220,152	28,563	–	353,958
Other liabilities
Long-term debt	198,963	–	–	–	198,963
Other liabilities	29,395	51,192	1,444	–	82,031
Intercompany payable	906,299	149,223	93,549	(1,149,071)	–
Total other liabilities	1,134,657	200,415	94,993	(1,149,071)	280,994
Equity
Brown Shoe Company, Inc. shareholders’ equity	451,301	851,906	152,992	(1,004,898)	451,301
Noncontrolling interests	–	–	658	–	658
Total equity	451,301	851,906	153,650	(1,004,898)	451,959
Total liabilities and equity	$1,691,201	$1,272,473	$277,206	$(2,153,969)	$1,086,911

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED NOVEMBER 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$213,028	$498,383	$36,753	$(45,376)	$702,788
Cost of goods sold	157,500	282,617	29,807	(45,376)	424,548
Gross profit	55,528	215,766	6,946	–	278,240
Selling and administrative expenses	53,327	178,810	1,435	–	233,572
Equity in (earnings) loss of subsidiaries	(31,516)	2,728	–	28,788	–
Operating earnings (loss)	33,717	34,228	5,511	(28,788)	44,668
Interest expense	(5,254)	–	–	–	(5,254)
Interest income	4	69	59	–	132
Intercompany interest income (expense)	3,558	(3,693)	135	–	–
Intercompany dividend	–	7,778	(7,778)	–	–
Earnings (loss) before income taxes from continuing operations	32,025	38,382	(2,073)	(28,788)	39,546
Income tax provision	(5,011)	(6,822)	(662)	–	(12,495)
Net earnings (loss) from continuing operations	27,014	31,560	(2,735)	(28,788)	27,051
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	300	(44)	(23)	–	233
Net earnings (loss) from discontinued operations	300	(44)	(23)	–	233
Net earnings (loss)	27,314	31,516	(2,758)	(28,788)	27,284
Net loss attributable to noncontrolling interests	–	–	(30)	–	(30)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$27,314	$31,516	$(2,728)	$(28,788)	$27,314

Comprehensive income (loss)	$27,320	$31,313	$(2,758)	$(28,585)	$27,290
Comprehensive loss attributable to noncontrolling interests	–	–	(25)	–	(25)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$27,320	$31,313	$(2,733)	$(28,585)	$27,315

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$551,962	$1,361,742	$136,825	$(137,379)	$1,913,150
Cost of goods sold	412,736	754,229	110,682	(137,379)	1,140,268
Gross profit	139,226	607,513	26,143	–	772,882
Selling and administrative expenses	169,097	504,351	5,074	–	678,522
Restructuring and other special charges, net	686	576	–	–	1,262
Impairment of assets held for sale	–	–	4,660	–	4,660
Equity in (earnings) loss of subsidiaries	(70,990)	3,789	–	67,201	–
Operating earnings (loss)	40,433	98,797	16,409	(67,201)	88,438
Interest expense	(16,076)	(91)	–	–	(16,167)
Interest income	17	201	64	–	282
Intercompany interest income (expense)	10,487	(10,879)	392	–	–
Intercompany dividend	–	7,778	(7,778)	–	–
Earnings (loss) before income taxes from continuing operations	34,861	95,806	9,087	(67,201)	72,553
Income tax benefit (provision)	2,630	(26,995)	(157)	–	(24,522)
Net earnings (loss) from continuing operations	37,491	68,811	8,930	(67,201)	48,031
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(5,582)	1,137	(339)	–	(4,784)
Impairment of net assets/disposition of discontinued operations	–	1,042	(12,554)	–	(11,512)
Net (loss) earnings from discontinued operations	(5,582)	2,179	(12,893)	–	(16,296)
Net earnings (loss)	$31,909	$70,990	$(3,963)	$(67,201)	$31,735
Net loss attributable to noncontrolling interests	–	–	(174)	–	(174)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$31,909	$70,990	$(3,789)	$(67,201)	$31,909

Comprehensive income (loss)	$31,005	$69,771	$(3,964)	$(65,982)	$30,830
Comprehensive loss attributable to noncontrolling interests	–	–	(114)	–	(114)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$31,005	$69,771	$(3,850)	$(65,982)	$30,944

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by (used for) operating activities	$27,271	$60,573	$(25,859)	$–	$61,985

Investing activities
Purchases of property and equipment	(3,389)	(33,737)	(762)	–	(37,888)
Capitalized software	(3,591)	(117)	(7)	–	(3,715)
Intercompany investing	(1,024)	1,024	–	–	–
Proceeds from sale of subsidiaries, net of cash balance	–	69,347	–	–	69,347
Net cash (used for) provided by investing activities	(8,004)	36,517	(769)	–	27,744

Financing activities
Borrowings under revolving credit agreement	966,000	–	–	–	966,000
Repayments under revolving credit agreement	(1,071,000)	–	–	–	(1,071,000)
Dividends paid	(9,073)	–	–	–	(9,073)
Issuance of common stock under share-based plans, net	(2,406)	–	–	–	(2,406)
Tax benefit related to share-based plans	2,581	–	–	–	2,581
Intercompany financing	94,631	(97,780)	3,149	–	–
Net cash (used for) provided by financing activities	(19,267)	(97,780)	3,149	–	(113,898)
Effect of exchange rate changes on cash and cash equivalents	–	(1,648)	–	–	(1,648)
Decrease in cash and cash equivalents	–	(2,338)	(23,479)	–	(25,817)
Cash and cash equivalents at beginning of period	–	32,060	36,163	–	68,223
Cash and cash equivalents at end of period	$–	$29,722	$12,684	$–	$42,406

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$32,060	$36,163	$–	$68,223
Receivables, net	67,571	6,593	37,228	–	111,392
Inventories, net	92,683	394,468	16,537	–	503,688
Prepaid expenses and other current assets	14,523	26,524	969	–	42,016
Current assets – discontinued operations	5,447	41,553	109	–	47,109
Total current assets	180,224	501,198	91,006	–	772,428
Other assets	99,527	19,320	848	–	119,695
Goodwill and intangible assets, net	37,270	19,901	22,532	–	79,703
Noncurrent assets – discontinued operations	1,145	3,980	52,925	(3,473)	54,577
Property and equipment, net	27,931	108,224	8,701	–	144,856
Investment in subsidiaries	765,729	91,136	113,033	(969,898)	–
Intercompany receivable	341,221	527,863	183,372	(1,052,456)	–
Total assets	$1,453,047	$1,271,622	$472,417	$(2,025,827)	$1,171,259

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$105,000	$–	$–	$–	$105,000
Trade accounts payable	53,350	118,096	42,214	–	213,660
Other accrued expenses	51,751	78,293	7,146	–	137,190
Current liabilities – discontinued operations	3,754	9,396	109	–	13,259
Total current liabilities	213,855	205,785	49,469	–	469,109
Other liabilities
Long-term debt	198,823	–	–	–	198,823
Other liabilities	17,042	48,986	4,402	–	70,430
Non current liabilities – discontinued operations	–	–	10,469	(3,473)	6,996
Intercompany payable	598,198	138,089	316,169	(1,052,456)	–
Total other liabilities	814,063	187,075	331,040	(1,055,929)	276,249
Equity
Brown Shoe Company, Inc. shareholders’ equity	425,129	878,762	91,136	(969,898)	425,129
Noncontrolling interests	–	–	772	–	772
Total equity	425,129	878,762	91,908	(969,898)	425,901
Total liabilities and equity	$1,453,047	$1,271,622	$472,417	$(2,025,827)	$1,171,259

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 27, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$29,113	$11,771	$–	$40,884
Receivables, net	89,342	5,863	18,314	–	113,519
Inventories, net	73,175	421,458	17,573	–	512,206
Prepaid expenses and other current assets	22,219	3,412	4,880	–	30,511
Current assets – discontinued operations	16,868	39,465	32	–	56,365
Total current assets	201,604	499,311	52,570	–	753,485
Other assets	115,445	18,409	810	–	134,664
Goodwill and intangible assets, net	38,337	20,265	22,617	–	81,219
Noncurrent assets – discontinued operations	1,185	1,595	53,159	(1,185)	54,754
Property and equipment, net	24,578	106,269	9,135	–	139,982
Investment in subsidiaries	862,308	234,014	–	(1,096,322)	–
Intercompany receivable	215,585	384,523	174,894	(775,002)	–
Total assets	$1,459,042	$1,264,386	$313,185	$(1,872,509)	$1,164,104

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$110,000	$–	$–	$–	$110,000
Trade accounts payable	32,579	118,756	22,521	–	173,856
Other accrued expenses	41,432	89,006	15,249	–	145,687
Current liabilities – discontinued operations	6,746	7,149	40	–	13,935
Total current liabilities	190,757	214,911	37,810	–	443,478
Other liabilities
Long-term debt	198,773	–	–	–	198,773
Other liabilities	34,398	42,601	5,714	–	82,713
Intercompany payable	603,976	144,566	26,460	(775,002)	–
Noncurrent liabilities – discontinued operations	–	–	8,388	(1,185)	7,203
Total other liabilities	837,147	187,167	40,562	(776,187)	288,689
Equity
Brown Shoe Company, Inc. shareholders’ equity	431,138	862,308	234,014	(1,096,322)	431,138
Noncontrolling interests	–	–	799	–	799
Total equity	431,138	862,308	234,813	(1,096,322)	431,937
Total liabilities and equity	$1,459,042	$1,264,386	$313,185	$(1,872,509)	$1,164,104

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED OCTOBER 27, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$192,767	$512,952	$42,437	$(52,171)	$695,985
Cost of goods sold	144,270	291,940	32,611	(52,171)	416,650
Gross profit	48,497	221,012	9,826	–	279,335
Selling and administrative expenses	55,773	182,963	(2,540)	–	236,196
Restructuring and other special charges, net	1,522	624	–	–	2,146
Equity in (earnings) loss of subsidiaries	(31,317)	(10,031)	–	41,348	–
Operating earnings (loss)	22,519	47,456	12,366	(41,348)	40,993
Interest expense	(5,301)	(97)	–	–	(5,398)
Interest income	–	61	15	–	76
Intercompany interest income (expense)	3,040	(3,147)	107	–	–
Earnings (loss) before income taxes from continuing operations	20,258	44,273	12,488	(41,348)	35,671
Income tax benefit (provision)	3,101	(12,402)	(2,117)	–	(11,418)
Net earnings (loss) from continuing operations	23,359	31,871	10,371	(41,348)	24,253
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	927	(548)	(345)	–	34
Net earnings (loss) from discontinued operations	927	(548)	(345)	–	34
Net earnings (loss)	24,286	31,323	10,026	(41,348)	24,287
Net loss attributable to noncontrolling interests	–	–	(5)	–	(5)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$24,286	$31,323	$10,031	$(41,348)	$24,292

Comprehensive income (loss)	$24,842	$31,872	$10,018	$(41,348)	$25,384
Comprehensive loss attributable to noncontrolling interests	–	–	2	–	2
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$24,842	$31,872	$10,016	$(41,348)	$25,382

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 27, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$529,074	$1,347,547	$133,406	$(150,966)	$1,859,061
Cost of goods sold	403,710	756,547	108,527	(150,966)	1,117,818
Gross profit	125,364	591,000	24,879	–	741,243
Selling and administrative expenses	138,732	512,516	8,129	–	659,377
Restructuring and other special charges, net	9,796	9,864	–	–	19,660
Equity in (earnings) loss of subsidiaries	(46,486)	(13,087)	–	59,573	–
Operating earnings (loss)	23,322	81,707	16,750	(59,573)	62,206
Interest expense	(16,800)	(279)	–	–	(17,079)
Interest income	–	185	51	–	236
Intercompany interest income (expense)	9,569	(9,889)	320	–	–
Earnings (loss) before income taxes from continuing operations	16,091	71,724	17,121	(59,573)	45,363
Income tax benefit (provision)	10,308	(22,303)	(3,280)	–	(15,275)
Net earnings (loss) from continuing operations	26,399	49,421	13,841	(59,573)	30,088
Discontinued operations:
Loss from discontinued operations, net of tax	(2,953)	(2,714)	(1,220)	–	(6,887)
Net loss from discontinued operations	(2,953)	(2,714)	(1,220)	–	(6,887)
Net earnings (loss)	23,446	46,707	12,621	(59,573)	23,201
Net loss attributable to noncontrolling interests	–	–	(251)	–	(251)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$23,446	$46,707	$12,872	$(59,573)	$23,452

Comprehensive income (loss)	$23,422	46,954	12,617	(59,573)	23,420
Comprehensive loss attributable to noncontrolling interests	–	–	(248)	–	(248)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$23,422	$46,954	$12,865	$(59,573)	$23,668

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 27, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by (used for) operating activities	$19,306	$(53,096)	$177,313	$–	$143,523

Investing activities
Purchases of property and equipment	(3,809)	(33,602)	(1,670)	–	(39,081)
Capitalized software	(5,433)	–	(3)	–	(5,436)
Acquisition cost	–	(5,000)	–	–	(5,000)
Net cash used for investing activities	(9,242)	(38,602)	(1,673)	–	(49,517)

Financing activities
Borrowings under revolving credit agreement	582,000	–	–	–	582,000
Repayments under revolving credit agreement	(673,000)	–	–	–	(673,000)
Dividends paid	(9,007)	–	–	–	(9,007)
Issuance of common stock under share-based plans, net	(1,860)	–	–	–	(1,860)
Tax benefit related to share-based plans	889	–	–	–	889
Intercompany financing	95,300	86,305	(181,605)	–	–
Net cash (used for) provided by financing activities	(5,678)	86,305	(181,605)	–	(100,978)
Effect of exchange rate changes on cash and cash equivalents	–	174	–	–	174
Increase (decrease) in cash and cash equivalents	4,386	(5,219)	(5,965)	–	(6,798)
Cash and cash equivalents at beginning of period	(4,386)	34,332	17,736	–	47,682
Cash and cash equivalents at end of period	$–	$29,113	$11,771	$–	$40,884

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Both retail and wholesale businesses contributed to this quarter’s success.  Our third quarter financial results reflect a strong back-to-school season, as Famous Footwear delivered record-setting third quarter net sales. Our Wholesale Operations segment reported a net sales improvement of 4.5%. We believe the benefits of our portfolio realignment efforts are evident in our results.

The following is a summary of the financial highlights for the third quarter of 2013:

•

Consolidated net sales increased $6.8 million, or 1.0%, to $702.8 million for the third quarter of 2013, compared to $696.0 million for the third quarter of 2012. In our Wholesale Operations segment, we saw continued improvement as net sales increased by $8.9 million, or 4.5%.  Wholesale Operations reported strong performance from many of our wholesale brands, as our trend-right styles continued to resonate with consumers.  Net sales of our Famous Footwear segment increased by $2.8 million, reflecting continued growth in same-store sales of 4.9% in the third quarter, with strength across nearly all geographies, climate zones, and genders. Our Specialty Retail segment experienced an  increase in same-store sales of 0.6% in the third quarter of 2013, but lower e-commerce sales and a lower store count resulted in a $4.9 million decrease in overall net sales for the third quarter of 2013.

•	Consolidated operating earnings increased $3.7 million, or 9.0%, to $44.7 million in the third quarter of 2013, compared to $41.0 million for the third quarter of 2012.

•

Consolidated net earnings attributable to Brown Shoe Company, Inc. were $27.3 million, or $0.63 per diluted share, in the third quarter of 2013, compared to net earnings of $24.3 million, or $0.56 per diluted share, in the third quarter of 2012.

Our portfolio realignment efforts impact the comparison of our third quarter results for 2013 and 2012 and should be considered in evaluating comparability.  Our portfolio realignment efforts include the sale of our Avia and Nevados divisions; the sale of AND 1; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of certain sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license and other infrastructure changes. No portfolio realignment costs were incurred during the third quarter of 2013 compared to costs of $2.6 million ($1.6 million after-tax, or $0.04 per diluted share) incurred during the third quarter of 2012. A portion of these costs were reflected in discontinued operations, as further discussed in Note 3, Note 4 and Note 6 to the condensed consolidated financial statements.

Our debt-to-capital ratio, as defined herein, decreased to 30.6% at November 2, 2013, compared to 41.7% at October 27, 2012 and 41.6% at February 2, 2013, reflecting lower borrowings under our revolving credit agreement, primarily due to the cash proceeds from the sale of our Avia and Nevados divisions in May 2013 as well as cash provided by operating activities in 2013.  As of November 2, 2013, the Company had no outstanding borrowings under the revolving credit agreement. Our current ratio, as defined herein, was 2.12 to 1 at November 2, 2013, compared to 1.70 to 1 at October 27, 2012 and 1.65 to 1 at February 2, 2013. The improvement in the current ratio from October 27, 2012 as compared to November 2, 2013, was also driven by lower borrowings under our revolving credit agreement.

Outlook for the Remainder of 2013

We delivered strong financial results in the third quarter with solid performance across our businesses. Based on our third quarter results, we now expect to earn $0.82 to $0.86 per diluted share in 2013, which includes pre-tax costs of approximately $31 million ($23.5 million on an after-tax basis, or $0.54 per diluted share) related to our portfolio realignment initiatives.    We remain cautious in our outlook of the macro economic environment and related impacts on consumer sentiment and spending.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
		% of		% of		% of		% of
		Net		Net		Net		Net
($ millions)		Sales		Sales		Sales		Sales
Net sales	$702.8	100.0%	$696.0	100.0%	$1,913.2	100.0%	$1,859.1	100.0%
Cost of goods sold	424.6	60.4%	416.7	59.9%	1,140.3	59.6%	1,117.9	60.1%
Gross profit	278.2	39.6%	279.3	40.1%	772.9	40.4%	741.2	39.9%
Selling and administrative expenses	233.5	33.2%	236.2	33.9%	678.5	35.5%	659.3	35.5%
Restructuring and other special charges, net	–	–	2.1	0.3%	1.3	0.1%	19.7	1.1%
Impairment of assets held for sale	–	–	–	–	4.7	0.2%	–	–
Operating earnings	44.7	6.4%	41.0	5.9%	88.4	4.6%	62.2	3.3%
Interest expense	(5.3)	(0.8)%	(5.4)	(0.8)%	(16.1)	(0.8)%	(17.0)	(0.9)%
Interest income	0.1	0.0%	0.1	0.0%	0.3	0.0%	0.2	0.0%
Earnings before income taxes from continuing operations	39.5	5.6%	35.7	5.1%	72.6	3.8%	45.4	2.4%
Income tax provision	(12.4)	(1.7)%	(11.4)	(1.6)%	(24.6)	(1.2)%	(15.3)	(0.7)%
Net earnings from continuing operations	27.1	3.9%	24.3	3.5%	48.0	2.6%	30.1	1.7%
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	0.2	0.0%	–	–	(4.8)	(0.3)%	(6.9)	(0.4)%
Impairment of net assets/disposition of discontinued operations	–	–	–	–	(11.5)	(0.6)%	–	–
Net earnings (loss) from discontinued operations	0.2	0.0%	–	–	(16.3)	(0.9)%	(6.9)	(0.4)%
Net earnings	27.3	3.9%	24.3	3.5%	31.7	1.7%	23.2	1.3%
Net loss attributable to noncontrolling interests	–	–	–	–	(0.2)	(0.0)%	(0.3)	(0.0)%
Net earnings attributable to Brown Shoe Company, Inc.	$27.3	3.9%	$24.3	3.5%	$31.9	1.7%	$23.5	1.3%

Net Sales

Net sales increased $6.8 million, or 1.0%, to $702.8 million for the third quarter of 2013, compared to $696.0 million for the third quarter of 2012. Net sales at our Wholesale Operations and Famous Footwear segments increased while net sales at our Specialty Retail segment decreased. Our Wholesale Operations segment reported an $8.9 million increase in net sales, reflecting strength in many of our major brands including Sam Edelman, Franco Sarto, Vince, and LifeStride, partially offset by decreases in our Dr. Scholl’s Shoes, Via Spiga, Naturalizer, and Fergie brands. Our Famous Footwear segment reported a $2.8 million increase in net sales, reflecting a same-store sales increase of 4.9%, partially offset by a lower store count. Despite weaker customer traffic patterns during the quarter, Famous Footwear experienced an improved customer conversion rate, higher average unit retail prices, and an increase in pairs per transaction. Net sales of our Specialty Retail segment decreased $4.9 million as our same-store sales increase of 0.6% was offset by lower sales from our e-commerce subsidiary, a lower store count, and a lower Canadian dollar exchange rate.

Net sales increased $54.1 million, or 2.9%, to $1,913.2 million for the nine months ended November 2, 2013, compared to $1,859.1 million for the nine months ended October 27, 2012. Net sales of our Famous Footwear and Wholesale Operations segments increased and our Specialty Retail segment decreased. Our Famous Footwear segment reported a $45.9 million increase in net sales, which reflects a same-store sales increase of 4.3% during the nine months ended November 2, 2013. Famous Footwear experienced improvement in several metrics, including customer conversion rate, average unit retail price, and pairs per transaction, partially offset by a decrease in customer traffic. Our Wholesale Operations segment reported a $15.4 million increase in net sales, reflecting strength in our Sam Edelman, Franco Sarto, LifeStride, Vince, and Dr. Scholl’s Shoes brands, partially offset by decreases in our Via Spiga, Fergie, Ryka, and Naturalizer brands, and lower sales of brands we have exited, including certain women’s specialty brands and the children’s wholesale business. The net sales of our Specialty Retail segment decreased $7.2 million, due to lower sales from our e-commerce subsidiary, a lower store count, and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 1.7%.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores, and closed stores are excluded from the calculation. Sales change from new and closed stores, net reflects the change in net sales due to stores that have been opened or closed during the period and are therefore excluded from the same-store sales calculation. E-commerce sales for those e-commerce websites that function as an extension of a retail chain are included in the same-store sales calculation. For comparability purposes, same-store sales for the third quarter of 2013 are calculated based on retail sales for weeks 27 through 39 in 2013 as compared to weeks 28 through 40 in 2012. This adjustment is required due to the impact of the 53rd week of sales in the fourth quarter of fiscal 2012. The calculation for the third quarter of 2013 appropriately reflects the change in same-store-sales on a comparable retail calendar week basis.

Gross Profit

Gross profit decreased $1.1 million, or 0.4%, to $278.2 million for the third quarter of 2013, compared to $279.3 million for the third quarter of 2012, primarily reflecting lower sales in our Specialty Retail segment, partially offset by higher sales in our Famous Footwear and Wholesale Operations segments.  As a percentage of net sales, gross profit was 39.6% for the third quarter of 2013, compared to 40.1% for the third quarter of 2012.  The lower gross profit rate was primarily driven by our Wholesale Operations segment, which reported a gross profit rate of 31.8% for the third quarter of 2013, compared to 33.0% for the third quarter of 2012. The decrease in our Wholesale Operations gross profit rate was driven by higher inventory markdowns, primarily for the Ryka division as we begin to reposition this brand, and lower gross profit in our international division. Retail and Wholesale Operations net sales were 71% and 29%, respectively, in the third quarter of 2013, compared to 72% and 28% in the third quarter of 2012. Gross profit rates in our retail businesses are higher, on average, than in our wholesale business.

Gross profit increased $31.7 million, or 4.3%, to $772.9 million for the nine months ended November 2, 2013, compared to $741.2 million for the nine months ended October 27, 2012, driven by higher sales at both our Famous Footwear and Wholesale Operations segments. As a percentage of net sales, our gross profit increased to 40.4% for the nine months ended November 2, 2013 from 39.9% for the nine months ended October 27, 2012, reflecting improvement in each segment. At Famous Footwear, the increase in the gross profit rate was primarily driven by higher average unit retail prices and a favorable sales mix of higher margin athletic footwear. The increase in our Wholesale Operations gross profit rate was driven by a more profitable brand mix and lower product costs. During the nine months ended November 2, 2013, Retail and Wholesale Operations net sales were 70% and 30%, respectively, consistent with the nine months ended October 27, 2012.

We classify certain warehousing, distribution, sourcing, and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.7 million, or 1.1%, to $233.5 million for the third quarter of 2013, compared to $236.2 million in the third quarter of 2012. The decrease was primarily driven by lower marketing expenses in the retail divisions due to a shift in the timing of marketing initiatives, lower expenses related to our cash and share-based incentive plans, lower long-term disability benefit costs, and lower director compensation, partially offset by higher warehousing and facilities costs. As a percentage of net sales, selling and administrative expenses decreased to 33.2% for the third quarter of 2013 from 33.9% for the third quarter of 2012, reflecting the factors listed above and better leveraging of our expense base over higher net sales.

Selling and administrative expenses increased $19.2 million, or 2.9%, to $678.5 million for the nine months ended November 2, 2013, compared to $659.3 million for the nine months ended October 27, 2012. The increase was primarily driven by higher expenses related to our cash and stock-based incentive plans and higher warehouse and facilities costs, partially offset by lower marketing costs. As a percentage of net sales, selling and administrative expenses was 35.5% for the first nine months of 2013, consistent with the comparable period in 2012.

Restructuring and Other Special Charges, Net

We recorded no restructuring and other special charges, net for the third quarter of 2013 compared to $2.1 million for the third quarter of 2012, related to our portfolio realignment efforts, as further discussed in Note 6 to the condensed consolidated financial statements.

For the nine months ended November 2, 2013, we recorded restructuring and other special charges, net, of $1.3 million related to our restructuring initiatives, compared to $19.7 million for the comparable period in 2012.

Impairment of Assets Held for Sale

For the nine months ended November 2, 2013, we recorded an impairment charge of $4.7 million to adjust certain sourcing and supply chain assets held for sale to their estimated fair value, as further discussed in Notes 4 and 6 to the condensed consolidated financial statements.

Operating Earnings

Operating earnings increased $3.7 million, or 9.0%, to $44.7 million for the third quarter of 2013, compared to $41.0 million for the third quarter of 2012, driven by higher net sales and a decrease in selling and administrative expenses and restructuring and other special charges, as described above.  As a percentage of net sales, operating earnings improved to 6.4% for the third quarter of 2013, compared to 5.9% for the third quarter of 2012.

Operating earnings increased $26.2 million, or 42.2%, to $88.4 million for the nine months ended November 2, 2013, compared to $62.2 million for the nine months ended October 27, 2012, driven by higher net sales, a higher gross profit rate, and lower restructuring and other special charges, partially offset by an increase in selling and administrative expenses.  As a percentage of net sales, operating earnings improved to 4.6% for the nine months ended November 2, 2013, compared to 3.3% for the nine months ended October 27, 2012.

Interest Expense

Interest expense decreased $0.1 million, or 2.6%, to $5.3 million for the third quarter of 2013, compared to $5.4 million for the third quarter of 2012, primarily reflecting lower average borrowings under our revolving credit agreement.

Interest expense decreased $0.9 million, or 5.3%, to $16.1 million for the nine months ended November 2, 2013, compared to $17.0 million for the nine months ended October 27, 2012, primarily reflecting lower average borrowings under our revolving credit agreement.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate from continuing operations was 31.6% and 33.8% for the three and nine months ended November 2, 2013, respectively.  Our 2013 effective tax rates are relatively consistent with the rates experienced for the three and nine months ended October 27, 2012 of 32.0% and 33.7%, respectively.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $27.1 million in the third quarter of 2013, compared to $24.3 million in the third quarter of 2012, as a result of the factors described above.

We reported net earnings from continuing operations of $48.0 million for the nine months ended November 2, 2013, compared to $30.1 million for the nine months ended October 27, 2012, as a result of the factors described above.

Net Earnings (Loss) from Discontinued Operations

We reported net earnings from discontinued operations of $0.2 million during the third quarter of 2013, compared to an immaterial amount of earnings in the third quarter of 2012. The increase is primarily attributable to merchandise sold under the Vera Wang license agreement. The Company communicated its intention not to renew this agreement during the first quarter of 2013, as further discussed in Note 3 to the condensed consolidated financial statements.

During the nine months ended November 2, 2013, we reported a net loss from discontinued operations of $16.3 million, compared to a net loss of $6.9 million for the nine months ended October 27, 2012. The higher loss in 2013 is primarily related to a non-cash impairment charge related to the sale of our Avia and Nevados divisions of $11.5 million during the first half of 2013, reflecting the estimated fair value of those assets.  This was partially offset by decreased losses from discontinued operations in 2013 for the Avia and Nevados divisions, as the 2013 results include only the four months prior to the sale of ASG in May 2013.

Net Earnings Attributable to Brown Shoe Company, Inc.

We reported net earnings attributable to Brown Shoe Company, Inc. of $27.3 million and $31.9 million for the three and nine months ended November 2, 2013, respectively, compared to $24.3 million and $23.5 million for the three and nine months ended October 27, 2012, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
		% of		% of		% of		% of
($ millions, except sales per square		Net		Net		Net		Net
foot)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$439.6	100.0%	$436.8	100.0%	$1,180.1	100.0%	$1,134.2	100.0%
Cost of goods sold	252.3	57.4%	250.1	57.3%	657.1	55.7%	635.5	56.0%
Gross profit	187.3	42.6%	186.7	42.7%	523.0	44.3%	498.7	44.0%
Selling and administrative expenses	150.3	34.2%	150.8	34.5%	427.9	36.2%	416.6	36.7%
Restructuring and other special charges, net	–	–	0.4	0.1%	–	–	7.7	0.7%
Operating earnings	$37.0	8.4%	$35.5	8.1%	$95.1	8.1%	$74.4	6.6%

Key Metrics
Same-store sales % change	4.9%		6.8%		4.3%		4.6%
Same-store sales $ change	$19.5		$26.7		$47.0		$47.7
Sales change from new and closed stores, net	$(16.7)		$(6.1)		$(1.1)		$(17.4)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$59		$58		$160		$151
Sales per square foot, excluding e-commerce (trailing twelve-months)	$208		$196		$208		$196
Square footage (thousand sq. ft.)	7,095		7,249		7,095		7,249

Stores opened	11		18		42		43
Stores closed	22		11		49		71
Ending stores	1,048		1,061		1,048		1,061

Net Sales

Net sales increased $2.8 million, or 0.6%, to $439.6 million for the third quarter of 2013, compared to $436.8 million for the third quarter of 2012, as Famous Footwear reported record quarterly sales. Same-store sales, including e-commerce, increased 4.9% during the third quarter of 2013. The end of the third quarter marked the end of another strong back-to-school season.  Despite an overall decline in customer traffic, Famous Footwear reported an improved customer conversion rate, higher average unit retail prices, and an increase in pairs per transaction. While nearly all geographies, climate zones, and genders reported improvement, growth in athletics, sports slides, sandals, boat shoes, and canvas shoe styles were notable factors in our net sales growth. During the third quarter of 2013, we opened 11 new stores and closed 22 stores, resulting in 1,048 stores and total square footage of 7.1 million at the end of the third quarter of 2013, compared to 1,061 stores and total square footage of 7.2 million at the end of the third quarter of 2012. Sales per square foot, excluding e-commerce, increased 2.1% to $59 in the third quarter of 2013, compared to $58 in the third quarter of last year. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, with approximately 74% of our net sales made to members of our Rewards program in the third quarter of 2013, as compared to approximately 71% in the third quarter of 2012.

Net sales increased $45.9 million, or 4.0%, to $1,180.1 million for the nine months ended November 2, 2013, compared to $1,134.2 million for the comparable period in 2012. Same-store sales, including e-commerce, increased 4.3% during the nine months ended November 2, 2013, primarily due to increases in our conversion rate, average unit retail prices, and pairs per transaction, partially offset by a decrease in customer traffic. Growth in athletics, sports slides, sandals, and canvas shoe styles also contributed to our increase in net sales. Sales per square foot, excluding e-commerce, increased 6.0% to $160 for the nine months ended November 2, 2013, compared to $151 for the nine months ended October 27, 2012. On a trailing twelve month basis, sales per square foot, excluding e-commerce, increased 6.2% to $208 for the twelve months ended November 2, 2013, as compared to $196 for the twelve months ended October 27, 2012.

Gross Profit

Gross profit increased $0.6 million, or 0.3%, to $187.3 million for the third quarter of 2013, compared to $186.7 million for the third quarter of 2012, due primarily to the growth in net sales. As a percentage of net sales, our gross profit was 42.6% for the third quarter of 2013, down slightly compared to the gross profit rate of 42.7% for the third quarter of 2012. Although we experienced a favorable sales mix of higher margin athletics and boots, this improvement was partially offset by higher inventory markdowns.

Gross profit increased $24.3 million, or 4.9%, to $523.0 million for the nine months ended November 2, 2013, compared to $498.7 million for the nine months ended October 27, 2012, primarily reflecting the increase in net sales. As a percentage of net sales, our gross profit was 44.3% for the nine months ended November 2, 2013, compared to 44.0% for the comparable period in 2012. The increase in our gross profit rate was primarily driven by higher average unit retail prices and a favorable sales mix of higher margin athletic footwear.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.5 million, or 0.4%, to $150.3 million for the third quarter of 2013, compared to $150.8 million for the third quarter of 2012. The decrease was primarily attributable to lower marketing expenses, partially offset by higher store depreciation expense, variable store employee costs, and distribution center expenses. Our marketing expenses were shifted from the third quarter to earlier in 2013 as the segment invested in national television advertising with Good Morning America early in 2013. As a percentage of net sales, selling and administrative expenses decreased to 34.2% for the third quarter of 2013, compared to 34.5% for the third quarter of 2012.

Selling and administrative expenses increased $11.3 million, or 2.7%, to $427.9 million for the nine months ended November 2, 2013, compared to $416.6 million for the nine months ended October 27, 2012. The increase was primarily attributable to increases in variable store employee costs, store depreciation expense, and distribution center expenses. As a percentage of net sales, selling and administrative expenses decreased to 36.2% for the nine months ended November 2, 2013, compared to 36.7% for the nine months ended October 27, 2012, reflecting better leveraging of our expense base over higher net sales.

Restructuring and Other Special Charges, Net

We did not incur restructuring and other special charges for the three and nine months ended November 2, 2013. We incurred $0.4 million and $7.7 million of restructuring and other special charges, net during the three and nine months ended October 27, 2012, respectively, related to our portfolio realignment efforts, which included the closure or relocation of underperforming stores and the closure of a distribution center.

Operating Earnings

Operating earnings increased $1.5 million, or 4.3%, to $37.0 million for the third quarter of 2013, compared to $35.5 million for the third quarter of 2012. The increase was due to a combination of higher net sales, lower selling and administrative expenses, and a decrease in restructuring and other special charges, net, as described above. As a percentage of net sales, operating earnings improved to 8.4% for the third quarter of 2013, compared to 8.1% for the third quarter of 2012.

Operating earnings increased $20.7 million, or 27.8%, to $95.1 million for the nine months ended November 2, 2013, compared to $74.4 million for the nine months ended October 27, 2012. The increase was due to both higher net sales and gross profit rate, and a reduction in restructuring and other special charges, net, partially offset by higher selling and administrative expenses, as described above. As a percentage of net sales, operating earnings improved to 8.1% for the nine months ended November 2, 2013, compared to 6.6% for the comparable period in 2012.

WHOLESALE OPERATIONS
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
		% of		% of		% of		% of
		Net		Net		Net		Net
($ millions)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$205.3	100.0%	$196.4	100.0%	$567.3	100.0%	$551.9	100.0%
Cost of goods sold	140.1	68.2%	131.7	67.0%	388.4	68.5%	381.8	69.2%
Gross profit	65.2	31.8%	64.7	33.0%	178.9	31.5%	170.1	30.8%
Selling and administrative expenses	48.4	23.6%	48.1	24.6%	144.9	25.5%	139.0	25.1%
Restructuring and other special charges, net	–	–	1.4	0.7%	1.2	0.2%	5.3	1.0%
Impairment of assets held for sale	–	–	–	–	4.7	0.8%	–	–
Operating earnings	$16.8	8.2%	$15.2	7.7%	$28.1	5.0%	$25.8	4.7%

Key Metrics
Unfilled order position at end of period	$311.7		$299.9

Net Sales

Net sales increased $8.9 million, or 4.5%, to $205.3 million for the third quarter of 2013, compared to $196.4 million for the third quarter of 2012. The increase reflects strength in many of our brands including Sam Edelman, Franco Sarto, Vince, and LifeStride, partially offset by decreases in our Dr. Scholl’s Shoes, Via Spiga, Naturalizer, and Fergie brands.   For the fall season, our product categories of high-shaft boots, shooties and booties have performed particularly well. In addition, as disclosed last quarter, we experienced a shift of approximately $7 million in net sales for shipments, primarily in our Naturalizer brand, that had been previously planned for the third quarter, that were shipped during the second quarter.  Our unfilled order position increased $11.8 million, or 3.9%, from $299.9 million as of October 27, 2012 to $311.7 million as of November 2, 2013, primarily due to growth in our Sam Edelman and Vince brands.

Net sales increased $15.4 million, or 2.8%, to $567.3 million for the nine months ended November 2, 2013, compared to $551.9 million for the nine months ended October 27, 2012. The increase was primarily attributable to increases in our Sam Edelman, Franco Sarto, LifeStride, Vince, and Dr. Scholl’s Shoes brands, partially offset by decreases in our Via Spiga, Fergie, Ryka, and Naturalizer brands and lower sales of brands we have exited, including certain women’s specialty brands and the children’s wholesale business.

Gross Profit

Gross profit increased $0.5 million, or 0.7%, to $65.2 million for the third quarter of 2013, compared to $64.7 million for the third quarter of 2012, reflecting the increase in net sales volume. As a percentage of net sales, our gross profit decreased to 31.8% for the third quarter of 2013 from 33.0% for the third quarter of 2012. The decrease in our Wholesale Operations gross profit rate was driven by higher inventory markdowns, primarily for our Ryka division as we begin to reposition this brand, and lower gross profit in our international division.

Gross profit increased $8.8 million, or 5.2%, to $178.9 million for the nine months ended November 2, 2013, compared to $170.1 million for the nine months ended October 27, 2012. As a percentage of net sales, our gross profit increased to 31.5% for the nine months ended November 2, 2013 from 30.8% for the comparable period in 2012, primarily driven by a more profitable brand mix and lower product costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.3 million, or 0.6%, to $48.4 million for the third quarter of 2013, compared to $48.1 million for the third quarter of 2012. Wholesale Operations incurred higher warehouse expenses during the quarter, which were partially offset by a lower cost structure resulting from exiting certain brands under our portfolio realignment initiatives. As a percentage of net sales, selling and administrative expenses decreased to 23.6% for the third quarter of 2013, compared to 24.6% for the third quarter of 2012, reflecting better leveraging of our expense base over higher net sales.

Selling and administrative expenses increased $5.9 million, or 4.3%, to $144.9 million for the nine months ended November 2, 2013, compared to $139.0 million for the nine months ended October 27, 2012, driven in part by higher expenses related to our cash and stock-based incentive plans and higher warehouse expenses. As a percentage of net sales, selling and administrative expenses increased to 25.5% for the nine months ended November 2, 2013, compared to 25.1% for the comparable period in 2012.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges, net of zero and $1.2 million during the three and nine months ended November 2, 2013, respectively, compared to $1.4 million and $5.3 million during the three and nine months ended October 27, 2012, respectively. Our portfolio realignment efforts include the exit of certain brands, the sale and closure of sourcing and supply chain assets, and other changes to our infrastructure, as further discussed in Notes 4 and 6 to the condensed consolidated financial statements.  These initiatives are substantially complete.

Impairment of Assets Held for Sale

For the nine months ended November 2, 2013, we recorded an impairment charge of $4.7 million to adjust certain sourcing and supply chain assets held for sale to their estimated fair value, as further discussed in Notes 4 and 6 to the condensed consolidated financial statements.

Operating Earnings

Operating earnings increased $1.6 million, or 10.6%, to $16.8 million for the third quarter of 2013, compared to $15.2 million for the third quarter of 2012. The increase was primarily driven by an increase in net sales and a decrease in restructuring and other special charges, partially offset by a lower gross profit rate and an increase in selling and administrative expenses. As a percentage of net sales, operating earnings increased to 8.2% for the third quarter of 2013, compared to 7.7% in the third quarter of 2012.

Operating earnings increased $2.3 million, or 8.7%, to $28.1 million for the nine months ended November 2, 2013, compared to $25.8 million for the nine months ended October 27, 2012. The increase was primarily driven by an increase in net sales and gross profit rate and a decrease in restructuring and other special charges, partially offset by an increase in selling and administrative expenses and a 2013 impairment charge on certain supply chain and sourcing assets held for sale. As a percentage of net sales, operating earnings increased to 5.0% for the nine months ended November 2, 2013, compared to 4.7% for the comparable period in 2012.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
		% of		% of		% of		% of
($ millions, except sales per		Net		Net		Net		Net
square foot)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$57.9	100.0%	$62.8	100.0%	$165.7	100.0%	$172.9	100.0%
Cost of goods sold	32.1	55.5%	34.8	55.5%	94.7	57.1%	100.4	58.1%
Gross profit	25.8	44.5%	28.0	44.5%	71.0	42.9%	72.5	41.9%
Selling and administrative expenses	25.6	44.1%	25.9	41.3%	73.9	44.7%	76.5	44.2%
Restructuring and other special charges, net	–	–	0.3	0.4%	–	–	3.6	2.1%
Operating earnings (loss)	$0.2	0.4%	$1.8	2.8%	$(2.9)	(1.8)%	$(7.6)	(4.4)%

Key Metrics
Same-store sales % change	0.6%		8.4%		1.7%		3.2%
Same-store sales $ change	$0.2		$3.2		$1.8		$3.5
Sales change from new and closed stores, net	$(1.3)		$(3.1)		$(3.7)		$(10.7)
Impact of changes in Canadian exchange rate on sales	$(0.9)		$0.3		$(1.4)		$(0.9)
Sales change of e-commerce subsidiary	$(2.9)		$(1.6)		$(3.9)		$(3.3)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$109		$109		$302		$297
Sales per square foot, excluding e-commerce (trailing twelve-months)	$400		$403		$400		$403
Square footage (thousand sq. ft.)	325		352		325		352

Stores opened	4		10		10		22
Stores closed	34		11		47		33
Ending stores	185		223		185		223

Net Sales

Net sales decreased $4.9 million, or 7.8%, to $57.9 million for the third quarter of 2013, compared to $62.8 million for the third quarter of 2012. The decrease in net sales reflects a $2.9 million decrease in net sales at our e-commerce subsidiary, a lower store count, and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 0.6%. We opened four new retail stores and closed 34 stores during the third quarter of 2013, resulting in a total of 185 stores (including two Naturalizer stores in China) and total square footage of 0.3 million at the end of the third quarter of 2013, compared to 223 stores (including 22 Naturalizer stores in China) and total square footage of 0.4 million at the end of the third quarter of 2012. Sales per square foot, excluding e-commerce, was $109 for the third quarter of 2013, consistent with the third quarter of 2012.

Net sales decreased $7.2 million, or 4.2%, to $165.7 million for the nine months ended November 2, 2013, compared to $172.9 million for the nine months ended October 27, 2012. The decrease in net sales reflects a $3.9 million decrease in sales at our e-commerce subsidiary, a lower store count, and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 1.7%.  As a result of these factors, sales per square foot, excluding e-commerce, increased 1.7% to $302 for the nine months ended November 2, 2013, compared to $297 for the nine months ended October 27, 2012. On a trailing twelve month basis, sales per square foot, excluding e-commerce, decreased 0.6% to $400 for the twelve months ended November 2, 2013, from $403 for the twelve months ended October 27, 2012.

Gross Profit

Gross profit decreased $2.2 million, or 7.8%, to $25.8 million for the third quarter of 2013, compared to $28.0 million for the third quarter of 2012, driven by the decrease in net sales. As a percentage of net sales, our gross profit for the third quarter of 2013 of 44.5% was consistent with the third quarter of 2012.

Gross profit decreased $1.5 million, or 2.0%, to $71.0 million for the nine months ended November 2, 2013, compared to $72.5 million for the nine months ended October 27, 2012, reflecting the lower net sales volume for the period. As a percentage of net sales, our gross profit increased to 42.9% for the nine months ended November 2, 2013 from 41.9% for the nine months ended October 27, 2012. The increase in our gross profit rate was primarily driven by a favorable sales mix of higher margin product and inventory markdowns.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.3 million, or 1.4%, to $25.6 million for the third quarter of 2013, compared to $25.9 million for the third quarter of 2012, reflecting lower payroll and marketing expenses as a result of the lower store count, partially offset by higher distribution center costs. As a percentage of net sales, selling and administrative expenses increased to 44.1% for the third quarter of 2013 from 41.3% for the third quarter of 2012, reflecting the de-leveraging of the expense base over lower net sales.

Selling and administrative expenses decreased $2.6 million, or 3.2%, to $73.9 million for the nine months ended November 2, 2013, compared to $76.5 million for the nine months ended October 27, 2012, reflecting lower payroll, facility, and marketing expenses as a result of the lower store count. As a percentage of net sales, selling and administrative expenses increased to 44.7% for the nine months ended November 2, 2013, compared to 44.2% for the comparable period in 2012, reflecting the de-leveraging of the expense base over lower net sales.

Restructuring and Other Special Charges, Net

We incurred no restructuring and other special charges during the three and nine months ended November 2, 2013, compared to $0.3 million and $3.6 million during the three and nine months ended October 27, 2012, respectively, for our portfolio realignment efforts, which included costs to close underperforming stores.

Operating Earnings (Loss)

Specialty Retail reported operating earnings of $0.2 million for the third quarter of 2013, compared to $1.8 million for the third quarter of 2012, primarily due to lower net sales, partially offset by lower selling and administrative expenses and restructuring and other special charges, as discussed above.

Specialty Retail reported an operating loss of $2.9 million for the nine months ended November 2, 2013, compared to a $7.6 million loss for the nine months ended October 27, 2012, primarily reflecting lower restructuring and other special charges, lower selling and administrative expenses, and a higher gross profit rate.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries.

The segment reported costs of $9.4 million for the third quarter of 2013, compared to costs of $11.5 million for the third quarter of 2012. The primary drivers of the $2.1 million decrease include lower director compensation and employee disability benefit costs.

The segment reported costs of $31.8 million for the nine months ended November 2, 2013, compared to costs of $30.4 million for the nine months ended October 27, 2012. The primary drivers of the $1.4 million increase include higher expenses related to consulting, cash and stock-based incentive plans, and director compensation, partially offset by lower restructuring and other special charges and employee disability benefit costs.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

	November 2,	October 27,	February 2,
($ millions)	2013	2012	2013
Borrowings under revolving credit agreement	$–	$110.0	$105.0
Senior notes	199.0	198.8	198.8
Total debt	$199.0	$308.8	$303.8

Total debt obligations decreased $109.8 million to $199.0 million at November 2, 2013, compared to $308.8 million at October 27, 2012, and decreased $104.8 million from $303.8 million at February 2, 2013 due to lower borrowings under our revolving credit agreement, resulting from the cash proceeds from the sale of our Avia and Nevados divisions in the second quarter of 2013 and our cash provided by operating activities. As a result of the lower average borrowings under our revolving credit agreement, interest expense for the third quarter of 2013 decreased $0.1 million to $5.3 million, compared to $5.4 million for the third quarter of 2012.

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

Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base, which is based on stated percentages of the sum of eligible accounts receivable and inventory, as defined, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first-priority security interest in all accounts receivable, inventory, and certain other collateral.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of November 2, 2013 in all material respects.

At November 2, 2013, we had no borrowings outstanding and $11.1 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $514.6 million at November 2, 2013.  While we had no borrowings outstanding under the Credit Agreement as of November 2, 2013, we anticipate using the facility as we purchase inventory for our spring selling season.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of November 2, 2013, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes in all material respects.

On May 14, 2013, ASG was sold and ceased to be a borrower under the Credit Agreement. See Note 3 to the condensed consolidated financial statements for further information regarding the sale.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
	November 2,	October 27,	Increase/
($ millions)	2013	2012	(Decrease)
Net cash provided by operating activities	$62.0	$143.5	$(81.5)
Net cash provided by (used for) investing activities	27.7	(49.5)	77.2
Net cash used for financing activities	(113.9)	(101.0)	(12.9)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	0.2	(1.8)
Decrease in cash and cash equivalents	$(25.8)	$(6.8)	$(19.0)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $81.5 million lower for the nine months ended November 2, 2013 as compared to the comparable period in 2012, reflecting the following factors:

•	An increase in inventory in the nine months ended November 2, 2013 to support the Company’s higher level of sales compared to a decrease in inventory for the comparable period in 2012;
•

An increase in accounts receivable in the nine months ended November 2, 2013 in support of the higher Wholesale Operations sales volume, compared to a decrease in accounts receivable for the comparable period in 2012;

•

An increase in prepaid expenses and other current assets in the nine months ended November 2, 2013 driven by the promissory note received in conjunction with the sale of ASG, compared to a decrease for the comparable period in 2012;

•	A larger decrease in trade accounts payable in the nine months ended November 2, 2013, compared to the comparable period in 2012 due to the timing of payments; partially offset by
•	An increase in non-cash impairment of net assets/disposition of discontinued operations and assets held for sale as well as higher net earnings.

Cash provided by investing activities was $77.2 million higher for the nine months ended November 2, 2013, as compared to the comparable period in 2012 due to the $69.3 million of net proceeds from sale of subsidiaries, a $5.0 million decrease in acquisition costs, and a $2.9 million aggregate decrease in purchases of property and equipment and capitalized software. We expect purchases of property and equipment and capitalized software of approximately $54 million to $56 million in 2013, primarily related to remodeled and new stores and general infrastructure.

Cash used for financing activities was $12.9 million higher for the nine months ended November 2, 2013 as compared to the comparable period in 2012 primarily due to higher repayments, net of borrowings, under our Credit Agreement as we reduced our outstanding borrowings to zero as of November 2, 2013, partially offset by a higher tax benefit associated with our share-based plans.

A summary of key financial data and ratios at the dates indicated is as follows:

	November 2, 2013	October 27, 2012	February 2, 2013
Working capital ($ millions) (1)	$397.9	$310.0	$303.3

Current ratio (2)	2.12:1	1.70:1	1.65:1

Debt-to-capital ratio (3)	30.6%	41.7%	41.6%

(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)

The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at November 2, 2013, was $397.9 million, which was $94.6 million higher than at February 2, 2013 and $87.9 million higher than at October 27, 2012. Our current ratio increased to 2.12 to 1 as of November 2, 2013 compared to 1.65 to 1 at February 2, 2013, and 1.70 to 1 at October 27, 2012. The increase in the current ratio from October 27, 2012 to November 2, 2013 was primarily driven by higher inventory and lower borrowings under our revolving credit agreement due to the cash proceeds from the sale of our Avia and Nevados divisions in May 2013 and cash provided by operating activities in 2013. The increase in the current ratio from February 2, 2013 as compared to November 2, 2013 was primarily driven by an increase in inventory, a decrease in accounts payable, and a decrease in borrowings under our revolving credit agreement, reflecting the proceeds from the sale of subsidiaries and cash provided by operating activities in 2013. Our debt-to-capital ratio was 30.6% as of November 2, 2013, compared to 41.6% as of February 2, 2013 and 41.7% as of October 27, 2012. The decrease in our debt-to-capital ratio from February 2, 2013 and October 27, 2012 is primarily due to lower borrowings under our revolving credit agreement.

At November 2, 2013, we had $42.4 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

On May 14, 2013, we sold ASG. The proceeds from the sale were utilized to pay down the revolving credit facility.

We declared and paid dividends of $0.07 per share in both the third quarter of 2013 and the third quarter of 2012. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions, and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of operating lease commitments, purchase obligations, borrowings under our revolving credit agreement, long-term debt, minimum license commitments, interest on long-term debt, obligations for our supplemental executive retirement plan, and other postretirement benefits and obligations related to our restructuring and expense and capital containment initiatives.

During the first quarter of 2013, in connection with our agreement to sell certain supply chain and sourcing assets we entered into a minimum purchase commitment contract with the purchaser of these assets to source the manufacturing of eight million pairs of shoes over the next two years, four million each year, at market pricing. The agreement also allows a six month extension (through approximately January 2016) in the event that the required purchase level has not been met at the end of the two year period. This represents less than 10% of the Company’s sourcing requirements related to its Wholesale Operations division. The total purchase obligation is estimated at approximately $100 million. This commitment can be fulfilled from a defined group of facilities owned by the purchaser.

As discussed earlier, we sold our ASG subsidiary on May 14, 2013. In connection with the sale of ASG, we entered into a six-month transition services agreement. Certain lease and purchase obligations associated with that subsidiary are no longer obligations of the Company after May 14, 2013, or in some cases, beyond the six-month transition services period.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) intense competition within the footwear industry; (iii) rapidly changing fashion trends and purchasing patterns; (iv) customer concentration and increased consolidation in the retail industry; (v) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China, where Brown Shoe Company relies heavily on manufacturing facilities for a significant amount of their inventory; (vi) the ability to recruit and retain senior management and other key associates; (vii) the ability to attract, retain, and maintain good relationships with licensors and protect intellectual property rights; (viii) the ability to secure/exit leases on favorable terms; (ix) the ability to maintain relationships with current suppliers; (x) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues; (xi) the ability to source product at a pace consistent with increased demand for footwear; and (xii) the impact of rising prices in a potentially inflationary global environment. The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Item 1A of the company’s Annual Report on Form 10-K for the year ended February 2, 2013, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

Evaluation of Disclosure Controls and Procedures

It is the Chief Executive Officer's and Chief Financial Officer's ultimate responsibility to ensure we maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly, quarterly and annual results, an established system of internal controls, and internal control reviews by our internal auditors.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of November 2, 2013, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended November 2, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2013:

						Maximum Number
					Total Number	of Shares that
					Purchased	May Yet Be
	Total Number		Average		as Part of Publicly	Purchased Under
	of Shares		Price Paid		Announced	the Program
Fiscal Period	Purchased		per Share		Program (1)	(1)

August 4, 2013 – August 31, 2013	3,002	(2)	$23.83	(2)	–	2,500,000

September 1, 2013 – October 5, 2013	8,525	(2)	22.88	(2)	–	2,500,000

October 6, 2013 – November 2, 2013	1,524	(2)	22.55	(2)	–	2,500,000

Total	13,051	(2)	$23.06	(2)	–	2,500,000

(1)

On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the third quarter of 2013; therefore, there were 2.5 million shares authorized to be purchased under the program as of November 2, 2013. Our repurchases of common stock are limited under our debt agreements.

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

3.2		Bylaws of the Company as amended through October 10, 2013, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated and filed October 10, 2013.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	† † † † †

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

BROWN SHOE COMPANY, INC.

Date: December 11, 2013	/s/ Russell C. Hammer
Russell C. Hammer Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer