Form 10-K
period 2014-02-01
BROWN SHOE CO INC
filed 2014-04-01
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of August 2, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,008.2 million.

As of February 28, 2014,  43,395,755 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2014.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Brown Shoe Company” refers to Brown Shoe Company, Inc. and its subsidiaries.

Information in this Form 10-K is current as of April 1, 2014, unless otherwise specified.

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

Brown Shoe Company, Inc., founded in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler. Current activities include the operation of retail shoe stores and e-commerce websites as well as the design, sourcing, and marketing of footwear for women and men. Our mission is to inspire people to feel good and live better...feet first! We are a global footwear company with annual net sales of $2.5 billion that puts consumers and their needs first by targeting family, healthy living, and contemporary fashion platforms. Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and Christmas and Easter holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Both our 2013 and 2011 fiscal years had 52 weeks, while our 2012 fiscal year included 53 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons.

During 2013, categories of our consolidated net sales were approximately 63% women’s footwear, 23% men’s footwear, 9% children’s footwear, and 5% accessories. This composition has remained relatively constant over the past few years. Approximately 70% of footwear sales in 2013 represented retail sales, including sales through our e-commerce websites, compared to 71% in 2012 and 70% in 2011, while the remaining 30%, 29%, and 30% in the respective years represented wholesale sales. See Note 7 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

We had approximately 11,200 full-time and part-time employees as of February 1, 2014. In the United States, there are no employees subject to union contracts.  In Canada, we employ approximately 20 warehousing employees under a union contract, which expires in October 2016.

RETAIL OPERATIONS

Our retail operations at February 1, 2014 included 1,223 retail shoe stores in the United States, Canada, and Guam. The number of our retail footwear stores at the end of each of the last three fiscal years was as follows:

	2013	2012	2011
Famous Footwear	1,044	1,055	1,089
Specialty Retail	179	222	234
Total	1,223	1,277	1,323

During 2013, Famous Footwear opened 51 stores and closed 62 stores. During 2013, Specialty Retail opened 11 stores and closed 54 stores.

With many companies operating retail shoe stores and shoe departments, we compete in a highly fragmented market. Competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes, and internet retailers. Quality of products and services, store location, trend-right merchandise selection and availability of brands, pricing, advertising, and consumer service are all factors that impact retail competition.

Famous Footwear

Our family platform includes Famous Footwear, which is one of America’s leading family branded footwear retailers based on 1,044 stores at the end of 2013, net sales of $1.5 billion in 2013, and published information on our direct competitors. Our target consumers are women who buy brand-name fashionable shoes at a value for themselves and their families. In addition to our retail footwear stores, we operate Famous.com. Our omni-channel strategy provides our consumer numerous shopping experiences, access to a wider range of products, and a variety of delivery options.

Famous Footwear stores feature a wide selection of brand-name, athletic, casual, and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, New Balance, Converse, adidas, Vans, Sperry, Asics, DC, BOC by Born, Sof Sole, Bearpaw, and Steve Madden, as well as company-owned brands including, among others, LifeStride, Dr. Scholl’s, Fergalicious, Naturalizer, and Carlos. We work closely with our vendors to provide our consumers with fresh product and, in some cases, product exclusively designed for and available only in our stores. Famous Footwear’s average retail price is approximately $40 for footwear with retail price points typically ranging from $22 for shoes up to $190 for boots.

Famous Footwear sells various Brown Shoe Company owned and licensed products. Such products are sold to Famous Footwear by our Wholesale Operations segment at a profit and represent approximately 14% of Famous Footwear net sales.

Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in all 50 states, Guam, and Canada. The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2013	2012	2011
Strip centers	711	726	744
Outlet malls	172	167	169
Regional malls	161	162	176
Total	1,044	1,055	1,089

Stores open at the end of 2013 and 2012 averaged approximately 6,800 square feet. Total square footage at the end of 2013 decreased 2.0% to 7.1 million square feet compared to 7.2 million at the end of 2012. We expect to open 50 to 55 new stores and close approximately 50 stores in 2014. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores or the division as a whole. While the duration of this start-up period may vary by type of store, economic environment, and geographic location, new stores typically reach a normal level of profitability within approximately four years.

Sales per square foot were $207 in 2013, up from $199 in 2012. Same-store sales increased 2.9% during 2013 on a 52-week basis. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores, and closed stores are excluded from the calculation. Sales change from new and closed stores, net, reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation. E-commerce sales for those e-commerce websites that function as an extension of a retail chain are included in the same-store sales calculation.

Famous Footwear relies on merchandise allocation systems and processes that use allocation criteria, consumer segmentation, and inventory data in an effort to ensure stores are adequately stocked with product and to differentiate the needs of each store based on location, consumer segmentation, and other factors. Famous Footwear’s distribution systems allow for merchandise to be delivered to each store weekly, or on a more frequent basis, as needed. Famous Footwear also utilizes regional third-party pooled distribution sites across the country. Famous Footwear’s in-store point-of-sale systems provide detailed sales transaction data to our corporate office for daily update and analysis in the perpetual inventory and merchandise allocation systems. Certain of these systems also are used for training employees and communication between the stores and corporate office.

Famous Footwear’s marketing programs include national television, print, digital marketing and social networking, in-store advertisements, cinema, billboards, and radio, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with consumers. We believe the success of our campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns. In 2013, we spent approximately $57.6 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers. Famous Footwear has a robust loyalty program (“Rewards”), which informs and rewards frequent consumers with product previews, earned incentives based upon purchase continuity, and other periodic promotional offers. In 2013, approximately 70% of our Famous Footwear net sales were generated by our Rewards members. During the year, we expanded our efforts to connect with and engage our consumers to build a strong brand preference for Famous Footwear through our loyalty program. In 2013, we introduced our mobile application across multiple platforms and had more than 250,000 members enrolled by the end of the year. In 2014, we will continue to seek new and expand existing channels for consumers to connect with Famous Footwear to drive our fans from the digital world into profitable and loyal consumers in our omni-channel selling environments.

Specialty Retail

Our Specialty Retail segment, composed of 179 stores as of February 1, 2014, includes the following retail concepts, Shoes.com, and our other e-commerce businesses, with the exception of Famous.com, which is included in the Famous Footwear segment.

Naturalizer

Naturalizer retail stores are a showcase for our Naturalizer brand of women’s shoes. These stores are designed and merchandised to appeal to the Naturalizer consumer, who is style and comfort conscious and seeks quality and value in her footwear selections. The Naturalizer stores offer a selection of women’s footwear styles, including casual, dress, sandals, and boots, primarily under the Naturalizer brand. Retail price points typically range from $69 for shoes to $199 for boots. The majority of products sold in our retail stores are purchased from our Wholesale Operations segment at a customary gross profit rate.

At the end of 2013, we operated 87 Naturalizer stores in the United States (including a store in Guam) and 87 Naturalizer stores in Canada. Of the total 174 stores, approximately 50% are located in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. The other 50% of stores are located in outlet malls and average approximately 2,300 square feet in size. Total square footage at the end of 2013 was 308,000 compared to 332,000 in 2012. In 2013, we closed 25 stores in the United States and Canada, primarily in regional malls, and we opened nine stores, primarily in outlet malls. We expect to open six stores and close 10 stores in 2014.

Naturalizer footwear is also distributed in China through stores operated by our joint venture partner, C. banner International Holdings Limited (“CBI”) (formerly Hongguo International Holdings Limited).  CBI operated 95 stores at the end of 2013 and expects to add approximately 10 stores in 2014.  During 2013, through our majority-owned subsidiary, B&H Footwear Company Limited (“B&H Footwear”), we also operated 28 stores in China.  As further discussed in Note 16 to the consolidated financial statements, during 2013, B&H Footwear transferred the operation of all retail stores in China to CBI and currently operates no retail stores.  B&H Footwear continues to sell footwear to CBI on a wholesale basis.

Marketing programs for our Naturalizer stores have complemented our Naturalizer brand advertising by building on the brand’s consumer recognition and value proposition, and reinforcing the brand’s focus on effortless style, comfort, and quality. Naturalizer utilizes a database-marketing program, which targets frequent consumers through catalogs and other mailings that display the brand’s product offerings. Consumers can purchase the products in these catalogs from our stores, online at Naturalizer.com and Naturalizer.ca, or by phone.

E-Commerce/Direct-To-Consumer

We own and operate Shoes.com, Inc., a pure-play internet retailing company. Shoes.com offers a diverse selection of footwear and accessories for women, men, and children, including footwear purchased from third-party suppliers and Brown Shoe Company.

In connection with our omni-channel approach to reach consumers, we also operate Famous.com (included in our Famous Footwear segment), Naturalizer.com, Naturalizer.ca, DrSchollsShoes.com and SamEdelman.com, which offer substantially the same product selection to consumers as sold in their respective retail stores, except Famous.com which offers an expanded assortment as a result of the vendor drop ship program. Additional websites such as Ryka.com, LifeStride.com, ViaSpiga.com, Vince.com, CarlosShoes.com, and FergieShoes.com function as retail outlets for the online consumer and serve as additional brand-building vehicles for us.  In addition, the Company has also begun operating an e-commerce business in China. Those operations are focused on selling Naturalizer footwear within China through third-party online sites, with plans to add more Company-branded product in the future.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

Other Store Concepts

At the end of 2013, our Specialty Retail segment also included a total of five retail stores operated under the Dr. Scholl’s and Sam Edelman names. During 2014, we plan to open several additional Sam Edelman stores as we expand our retail presence for this brand, and close four Dr. Scholl’s stores.

WHOLESALE OPERATIONS

Our Wholesale Operations segment designs, sources, and markets branded footwear for women and men at a variety of price points. Certain of our branded footwear products are developed pursuant to licensing agreements. We also receive royalty revenues for licensing owned brands to third parties. Our footwear is distributed to over 3,000 retailers, including national chains, department stores, mass merchandisers, independent retailers, online retailers, and catalogs throughout the United States and Canada as well as approximately 60 other countries (including sales to our retail segments). The most significant wholesale customers include Famous Footwear and many of the nation’s largest retailers: national chains such as DSW, TJX Corporation (including TJ Maxx and Marshalls), Ross Stores, Nordstrom Rack, and Kohl’s; department stores such as Macy’s, Nordstrom, Bon-Ton, Belk, and Dillard’s; mass merchandisers such as Walmart and Target; independent retailers such as QVC and Home Shopping Network; and online retailers, such as Zappos.com, Amazon.com, and Famous.com. We also sell product to a variety of international retail customers and distributors. The loss of any one or more of our significant customers could have a material negative impact on Wholesale Operations and the Company.

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

In 2013, our Wholesale Operations segment sold approximately 48 million pairs of shoes. We sell footwear to wholesale customers on both a landed and first-cost basis. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. Landed sales generally carry a higher profit rate than first-cost sales as a result of the brand equity associated with the product along with the additional customs, warehousing, and logistics services provided to customers and the risks associated with inventory ownership. To allow for the prompt shipment on reorders, we carry inventories of certain high-volume styles. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port.  Many of these customers then import this product into the United States.

Marketing

We continue to build on the recognition of our wholesale brands to create differentiation and consumer loyalty. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail partners. In 2013, we spent approximately $15.2 million in advertising and marketing support, including tradeshows, consumer media advertising, production, in-store displays and fixtures, cooperative advertising, and public relations with our wholesale customers. The marketing teams are also responsible for driving the development of branding and content for our brand websites. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development, and marketing communications that collectively address the ever-changing lives and needs of our consumers. In 2013, the marketing teams were instrumental in the development and execution of new product launches, including target consumer identification, branding, positioning, and marketing to both the consumer and trade audiences. We intend to continue the growth of our social media presence as we believe increasing our focus on social media will help drive us into the next generation of marketing, allowing us to connect even more intimately with consumers.

Portfolio of Brands

Wholesale Operations offers retailers a portfolio of leading brands from our healthy living and contemporary fashion platforms. The following is a listing of our principal brands and licensed products:

Healthy Living

Naturalizer:  Introduced in 1927, Naturalizer has become a global family of comfort lifestyle footwear brands meeting the needs of women across the marketplace with uncompromising comfort, fit, and style. Our flagship Naturalizer brand is sold primarily at Naturalizer retail stores, national chains, department stores, online retailers, catalog retailers, and independent retailers. The brand is distributed in 60 countries around the world. Suggested retail price points range from $69 for shoes to $199 for boots. Naturalizer held the No. 3 market share position in the moderate zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2013, according to The NPD Group/Retail Tracking Service. Natural Soul by Naturalizer provides women with uncompromising value and is sold primarily in national chains, our Naturalizer outlet stores, and Famous Footwear retail stores. At the end of 2013, the brand held the No. 7 market share position in the moderate zone within the women’s fashion footwear category across NPD tracked point-of-sale channels, according to The NPD Group/Retail Tracking Service. Suggested retail price points range from $69 for shoes to $109 for boots.

Dr. Scholl’s:   Dr. Scholl’s is an authentic brand of innovative footwear designed with uncomplicated, playful style for a healthier life. Dr. Scholl’s delivers proprietary comfort technology across all distribution tiers. Dr. Scholl’s crafts unique styles that offer men and women the freedom to live active lives of discovery and play with ease, inspires them with designs that express their youthful spirit, and champions an optimistic lifestyle of relaxed confidence and spontaneity. This footwear reaches consumers at a wide range of distribution channels: mass merchandisers, national chains, online and catalogs, specialty and independent retailers, and department stores and our Famous Footwear retail stores. Suggested price points range from $25 to $150. Dr. Scholl’s held the No. 7 market share position in the comfort zone within the women’s fashion footwear category across NPD tracked point-of-sale channels (defined as department stores, national chains, athletic specialty/sporting goods, and shoe chains) at the end of 2013, according to The NPD Group/Retail Tracking Service. We have a long-term license agreement with MSD Consumer Care, Inc. to sell Dr. Scholl’s, which is renewable through 2026 for the United States and Canada and December 2014 for Latin America.

LifeStride:  For more than 70 years, LifeStride has created quality footwear for women who value style and comfort. Offering work-to-weekend styles, LifeStride is both versatile and comfortable for all-day wear. LifeStride’s rich history and attention to comfort create delight at first sight with trend-right styling, feminine details, and great value. With the introduction of SoftSystem® comfort technology, LifeStride offers comfortable footwear that dresses up or down at the right value.  The brand is sold in department stores, national chains, online, and our Famous Footwear retail stores. Suggested retail price points range from $50 to $100. LifeStride ranked No. 1 in market share position in the moderate zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2013, according to The NPD Group/Retail Tracking Service.

Ryka:  For over 25 years, Ryka has been innovating athletic footwear exclusively for women and providing women with more than just a downsized version of a men’s athletic shoe.  The brand’s commitment goes beyond footwear design to include apparel and fitness products, so all women can lead an active, inspired and balanced life. The brand is distributed through department stores, national chains, online retailers, and our Famous Footwear retail stores at retail price points from $50 to $85.

Contemporary Fashion

Sam Edelman: Since its inception in 2004, designer Sam Edelman’s brand has quickly emerged as a favorite among celebrities and fashionistas around the globe. Sam captures the imagination of women with on-trend styling and unique materials. In 2012, the brand opened its flagship store in New York City and during 2014, the brand plans to expand its retail presence with additional stores. Sam Edelman footwear is sold primarily through department stores, independent retailers, and online at suggested retail price points starting at $65 for sandals, $90 for flats, $100 for heels, and $200 for boots. In addition, we have license agreements to sell apparel and accessories under the Sam Edelman brand. The contemporary apparel collection will consist of distinctive, fashion-forward tops, sweaters, bottoms, dresses and jackets with a similar design aesthetic to Sam Edelman footwear and will launch to consumers in the fall of 2014.  Sam Edelman held the No. 2 market share position in the bridge/designer zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2013, according to The NPD Group/Retail Tracking Service.

Franco Sarto:  The Franco Sarto brand has a loyal, career-focused consumer who is passionate about the brand’s modern Italian-inspired style, fit, and quality. The brand is sold in major national chains, department stores, and independent retailers at suggested retail price points from $79 for shoes to $225 for boots. Franco Sarto ranked No. 4 in market share position in the better zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2013, according to The NPD Group/Retail Tracking Service. We had a license agreement to sell Franco Sarto footwear that was to expire in 2019.  As further discussed in Note 19 to the consolidated financial statements, in February 2014, we purchased the Franco Sarto trademarks for $65.0 million, terminating this license agreement.

Via Spiga:  Via Spiga provides chic, sophisticated footwear for the cosmopolitan woman who wants to make a fashion statement every day. The brand is primarily sold in the bridge/designer zone in premier department stores, upscale boutiques, and online. This brand sells at suggested retail price points from $155 for shoes to $425 for boots. The brand held the No. 7 market share position in the bridge/designer zone within the women’s fashion footwear category across NPD tracked point-of-sale channels at the end of 2013, according to The NPD Group/Retail Tracking Service.

Fergie and Fergalicious by Fergie:  We have created two namesake footwear lines in collaboration with entertainment superstar Fergie (Stacy Ferguson) to fully capture the multifaceted aspects of Fergie’s life as an award-winning singer, songwriter, and actress. Fergie footwear portrays the artist’s confident, individual style in a line of sophisticated, sexy footwear with a glam rock influence. The brand launched in the spring of 2009 and is currently being sold at better department stores, boutiques, independent retailers, and online at retail price points of $69 for shoes to $225 for boots. Fergalicious by Fergie shoes have a fun, funky attitude inspired by her pop rock persona. Fergalicious by Fergie also launched in the spring of 2009 and is available at Famous Footwear, Famous.com, and other national chains at retail price points of $40 for shoes to $100 for boots. We have a license agreement with Krystal Ball Productions to sell Fergie/Fergalicious footwear that expires in December 2014.

Carlos by Carlos Santana:  The Carlos by Carlos Santana collection of women’s footwear is sold at major department stores, national chains, our Famous Footwear stores, and online. Marketed under a license agreement with legendary musician Carlos Santana, this brand targets trend-conscious consumers with hot, fashionable shoes inspired by the passion and energy of Santana’s music. Suggested retail price points range from $89 for shoes to $225 for boots. We have a license from Santana Tesoro, LLC to sell Carlos by Carlos Santana footwear that expires in December 2014 with extension options through 2020.

Vince:  The Vince shoe collection launched in the fall of 2012 at premier department stores and upscale boutiques. Vince delivers contemporary casual footwear that a sophisticated, modern woman wears effortlessly, serving as a functional luxury basic for all her lifestyle needs. Suggested price points range from $150 for shoes to $595 for boots. We have a license agreement with Kellwood Company to sell Vince footwear that expires in December 2015, with an extension option through 2020.  To expand the Vince shoe collection beyond women’s footwear, Vince men’s footwear will launch to consumers in the second quarter of 2014.

Products sold under license agreements accounted for Wholesale Operations’ net sales of approximately 47% in 2013, 49% in 2012, and 38% in 2011. Brown Shoe Company also receives royalty revenues for licensing owned brands, including brands listed above, to third parties.

Portfolio Realignment

During 2013, we substantially completed our portfolio realignment initiatives that began in 2011. These portfolio realignment initiatives included selling the Avia, Nevados, and AND 1 brands acquired with American Sporting Goods Corporation; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of sourcing and supply chain assets; closing two U.S. distribution centers; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license in accordance with agreement terms; and other infrastructure changes.  Refer to Note 2 and Note 4 to the consolidated financial statements for further discussion.

Brown Shoe Company Sourcing and Product Development Operations

Brown Shoe Company sourcing and product development operations source and develop footwear for our Wholesale Operations and Specialty Retail segments and also a portion of the footwear sold by our Famous Footwear segment. We have sourcing and product development offices in China, Hong Kong, Italy, Macau, St. Louis, and New York.

Sourcing Operations

In 2013, the sourcing operations sourced approximately 47 million pairs of shoes through a global network of third-party independent footwear manufacturers. The majority of our footwear sourced is provided by approximately 49 manufacturers operating approximately 61 manufacturing facilities.

In certain countries, we use agents to facilitate and manage the development, production, and shipment of product. We attribute our ability to achieve consistent quality, competitive prices, and on-time delivery to the breadth of these established relationships. While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.

Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style. We have leading lab testing facilities in our Dongguan, China office, which provide high quality footwear for our consumers. We also perform random quality control checks during production and before any footwear leaves the manufacturing facilities.

In 2013, approximately 91% of the footwear we sourced was from manufacturing facilities in China. The following table provides an overview of our foreign sourcing in 2013:

Country	Millions of Pairs
China	42.3
All other	4.2
Total	46.5

Product Development Operations

In our Dongguan, China office, we operate a total of two sample-making facilities. By operating these facilities, we have greater control over our product development in terms of accuracy, execution, and time to market.

We maintain design teams for our brands in St. Louis, New York, and China as well as other select fashion locations, including Italy. These teams, which include independent designers, are responsible for the creation and development of new product styles. Our designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. Our design teams create collections of footwear and work closely with our product development and sourcing offices to convert our designs into new footwear styles.

Our long range plans include further expansion into new markets outside of China, developing more progressive processes to improve factory capacity and material planning, and continuing to understand ways to drive excellence in product value and execution in a rapidly changing manufacturing landscape.

Backlog

At February 1, 2014, our Wholesale Operations segment had a backlog of unfilled orders of approximately $273.9 million compared to $274.9 million on February 2, 2013. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders, and capacity shifts in China. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

AVAILABLE INFORMATION

Our internet address is www.brownshoe.com. Our internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, through our internet website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. You may access these SEC filings via the hyperlink to a third-party SEC filings website that we provide on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2014 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	58	Chief Executive Officer, President and Chairman of the Board of Directors
Richard M. Ausick	60	Division President – Retail
Daniel R. Friedman	53	Division President – Global Supply Chain
Russell C. Hammer	57	Senior Vice President and Chief Financial Officer
Daniel L. Karpel	43	Senior Vice President and Chief Accounting Officer
Douglas W. Koch	62	Senior Vice President and Chief Talent and Strategy Officer
John R. Mazurk	60	Division President – Healthy Living Brands
Michael I. Oberlander	45	Senior Vice President, General Counsel and Corporate Secretary
John W. Schmidt	53	Division President – Contemporary Fashion Brands
Mark A. Schmitt	50	Senior Vice President, Chief Information Officer, Logistics and Customer Care

The period of service of each officer in the positions listed and other business experience are set forth below.

Diane M. Sullivan, Chairman of the Board of Directors since February 2014. Chief Executive Officer and President since May 2011. President and Chief Operating Officer from March 2006 to May 2011. President from January 2004 to March 2006.

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

Daniel L. Karpel, Senior Vice President and Chief Accounting Officer since September 2013. Senior Vice President, Finance from June 2008 to September 2013. Vice President and Controller of Kellwood Company from 2006 to June 2008.

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

Mark A. Schmitt, Senior Vice President, Chief Information Officer, Logistics and Customer Care since February 2013.  Senior Vice President and Chief Information Officer from January 2012 through February 2013. Senior Director of Management Information Systems for Express Scripts from 2010 through 2011. Various management information systems positions including Group Director with Anheuser-Busch InBev from 1996 to 2009.

ITEM 1A	RISK FACTORS

Consumer demand for our products may be adversely impacted by economic conditions.

Worldwide economic conditions continue to be uncertain. Consumer confidence and spending are strongly influenced by general economic conditions, including fiscal policy, changing tax and regulatory environment, interest rates, inflation, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, and the economic consequences of military action or terrorist activities. Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. Negative trends in economic conditions also drive up the cost of our products, which may require us to increase our product prices. These increases in our product costs, and possibly prices, may not be offset by comparable increases in consumer disposable income. As a result, our customers may choose to purchase fewer of our products or purchase the lower-priced products of our competitors, and our business, results of operations, financial condition, and cash flows could be adversely affected.

If we are unable to anticipate and respond to consumer preferences and fashion trends and successfully apply new technology, we may not be able to maintain or increase our net sales and earnings.

The footwear industry is subject to rapidly changing consumer demands and fashion trends. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Accordingly, the success of both our wholesale and retail operations depends largely on our ability to anticipate, understand and react to changing consumer demands and preferences. If we fail to successfully anticipate and respond to changes in consumer demand and fashion trends, develop new products and designs, and implement effective, responsive merchandising and marketing strategies and programs, we could experience lower sales, excess inventories and lower gross margins, any of which could have an adverse effect on our results of operations and financial condition.

We operate in a highly competitive industry.

Competition is intense in the footwear industry. Certain of our competitors are larger and have greater financial, marketing, and technological resources than we do; others are able to offer footwear on a lateral basis alongside their apparel products; and others have successfully branded their trademarks as lifestyle brands, resulting in greater competitive advantages to those competitors. Low barriers to entry into this industry further intensify competition by allowing new companies to easily enter the markets in which we compete.  Some of our suppliers further compound these competitive pressures by allowing consumers to purchase their products directly through supplier-maintained Internet sites and retail stores. In addition, retailers aggressively compete on the basis of price, which puts competitive pressure on us to keep our wholesale prices low.

We believe that our ability to compete successfully in the footwear industry depends on a number of factors, including style, price, performance, quality, location, and service, as well as the strength of our brand names. We remain competitive by increasing awareness of our brands, improving the efficiency of our supply chain and enhancing the style, comfort, fashion and perceived value of our products. However, our competitors may implement more effective marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners and manufacturers, or respond more quickly to changes in consumer preferences than us. As a result, we may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced gross margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand the development and marketing of our products, which could adversely impact our financial results.

Our operating results depend on preparing accurate sales forecasts and properly managing our inventory levels.

Using sales forecasts, we place orders with manufacturers for some of our products prior to the time we receive all of our customers’ orders to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. At the retail level, we place orders for product many months in advance of our key selling seasons. Adverse economic conditions and rapidly changing consumer preferences can make it difficult for us and our retail customers to accurately forecast product trends in order to match production with demand. If we fail to accurately assess consumer fashion tastes and the impact of economic factors on consumer spending or to effectively differentiate our retail and wholesale offerings, our inventory levels may exceed customer demand, resulting in inventory write-downs, higher carrying costs, lower gross margins, or the sale of excess inventory at discounted prices, which could significantly impair our financial results. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require in a timely manner, we may experience inventory shortages. Inventory shortages may delay shipments to customers (and possibly require us to offer discounts or costly expedited shipping), negatively impact retailer and distributor relationships, adversely impact our sales results, and diminish brand awareness and loyalty.

We rely on foreign sources of production, which subjects our business to risks associated with international trade.

We rely on foreign sourcing for our footwear products through third-party manufacturing facilities primarily located in China. As is common in the industry, we do not have any long-term contracts with our third-party foreign manufacturers. Foreign sourcing is subject to numerous risks, including trade relations, work stoppages, disease outbreaks, transportation delays and costs, political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict, and changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act and climate change legislation).  At the same time, potential changes in Chinese manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

•	Manufacturing capacity in China may shift from footwear to other industries with manufacturing margins that are perceived to be higher.
•	Growth in domestic footwear consumption in China could lead to a significant decrease in factory space available for the manufacture of footwear to be exported.
•	Some footwear manufacturers in China continue to face labor shortages as migrant workers seek better wages and working conditions in other industries and locations.

As a result of these risks, there can be no assurance that we will not experience reductions in the available production capacity, increases in our manufacturing costs, late deliveries, or terminations of our supplier relationships. Furthermore these risks are compounded by the lack of diversification in the geographic location of our foreign sourcing and manufacturing. With almost all of our supply originating in China, a substantial portion of our supply could be at risk in the event of any significant negative development related to China.

Although we believe we could find alternative manufacturing sources for the products that we currently source from China through other third-party manufacturing facilities in China or other countries, we may not be able to locate alternative manufacturers on terms as favorable as our current terms, including pricing, payment terms, manufacturing capacity, quality standards, and lead times for delivery. In addition, there is substantial competition in the footwear industry for quality footwear manufacturers. Accordingly, our future results will partly depend on our ability to maintain positive working relationships with, and offer competitive terms to, our foreign manufacturers. If supply issues cause us to be unable to provide products consistent with our standards or manufacture our footwear in a cost and time efficient manner, our customers may cancel orders, refuse to accept deliveries or demand reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.

A cybersecurity breach may adversely affect our sales and reputation.

We routinely possess sensitive consumer and associate information. We also provide certain customer and employee data to third parties for analysis, benefit distribution, or compliance purposes. While we  believe we have taken reasonable and appropriate steps to protect that information, hackers and data thieves operate sophisticated, large scale attacks that could breach our information systems, despite ongoing security measures. In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data. Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

We are reliant upon our information technology systems, and any major disruption of these systems could adversely impact our ability to effectively operate our business.

Our computer network and systems are essential to all aspects of our operations, including design, pricing, production, forecasting, ordering, manufacturing, transportation, sales, and distribution. Our ability to manage and maintain our inventory and to deliver products in a timely manner depends on these systems. If any of these systems fails to operate as expected, we experience problems with transitioning to upgraded or replacement systems, a breach in security occurs, or a natural disaster interrupts system functions, we may experience delays in product fulfillment and reduced efficiency in our operations or be required to expend significant capital to correct the problem, which may have an adverse effect on our results of operations and financial condition.

Customer concentration and other trends in customer behavior may lead to a reduction in or loss of sales.

Our wholesale customers include national chains, department stores, mass merchandisers, independent retailers, online retailers, and catalogs. Several of our customers operate multiple department store divisions. Furthermore, we often sell multiple types of branded, licensed, and private-label footwear to these same customers. While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by a significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition, or results of operations.

In addition, with the growing trend toward retail trade consolidation, we and our wholesale customers increasingly depend upon a reduced number of key retailers whose bargaining strength is growing. This consolidation may result in the following adverse consequences:

•	Our wholesale customers may seek more favorable terms for their purchases of our products, which could limit our ability to raise prices, recoup cost increases, or achieve our profit goals.
•	The number of stores that carry our products could decline, thereby exposing us to a greater concentration of accounts receivable risk and negatively impacting our brand visibility.

We also face the following risks with respect to our customers:

•	Our customers could develop in-house brands or utilize a higher mix of private-label footwear products, which would negatively impact our sales.
•

As we sell our products to customers and extend credit based on an evaluation of each customer’s financial condition, the financial difficulties of a customer could cause us to stop doing business with that customer, reduce our business with that customer, or be unable to collect from that customer.

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

We currently utilize several distribution centers, which are leased or third-party managed. These distribution centers serve as the source of replenishment of inventory for our footwear stores operated by our Famous Footwear and Specialty Retail segments and serve our Wholesale Operations segment. We may be unable to successfully manage, negotiate, or renew our third-party distribution center agreements, or we may experience complications with respect to our distribution centers, such as substantial damage to, or destruction of, such facilities due to natural disasters or ineffective information technology systems. In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis.

Foreign currency fluctuations may result in higher costs and decreased gross profits.

Although we purchase most of our products from foreign manufacturers in United States dollars and otherwise engage in foreign currency hedging transactions, we cannot ensure that we will not experience cost variations with respect to exchange rate changes. Currency exchange rate fluctuations may also adversely impact third parties who manufacture the Company’s products by making their purchases of raw materials or other production costs more expensive and more difficult to finance, resulting in higher prices and lower margins for the Company, its distributors, and licensees.

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

We focus on doing business with those suppliers who share our commitment to responsible business practices and the principles set forth in our Production Code of Conduct (the “PCOC”). By requiring our suppliers to comply with the PCOC, we encourage our suppliers to promote best practices and work toward continual improvement throughout their production operations. The PCOC sets forth standards for working conditions and other matters, including compliance with applicable labor practices, workplace environment, and compliance with laws. Although we promote ethical business practices, we do not control our suppliers or their labor practices. A failure by any of our suppliers to adhere to these standards or laws could cause us to incur additional costs for our products, could cause negative publicity, and harm our business and reputation. We also require our suppliers to meet our standards for product safety, including compliance with applicable laws and standards with respect to safety issues, including lead content in paint. Failure by any of our suppliers to adhere to product safety standards could lead to a product recall, which could result in critical media coverage, harm our business and reputation, and cause us to incur additional costs.

In addition, if we, or our suppliers or foreign manufacturers, violate United States or foreign trade laws or regulations, we may be subject to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, classification, marketing or valuation of our imported products, fraudulent visas, or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.

Our success depends on our ability to retain senior management and recruit and retain other key associates.

Our success depends on our ability to attract, retain and motivate qualified management, administrative, product development, and sales personnel to support existing operations and future growth. In addition, our ability to successfully integrate acquired businesses often depends on our ability to retain incumbent personnel, many of whom possess valuable institutional knowledge and operating experience. Competition for qualified personnel in the footwear industry is intense, and we compete for these individuals with other companies that in many cases have superior financial and other resources. The loss of the services of any member of our senior management, the inability to attract and retain other qualified personnel, or the inability to effectively transition senior management positions could adversely affect the sales, design and production of our products as well as the implementation of our strategic initiatives.

Our reputation and competitive position are dependent on our ability to license well-recognized brands, license our own brands under successful licensing arrangements, and protect our intellectual property rights.

Licenses – Company as Licensee

Although we own most of our wholesale brands, we also rely on our ability to attract, retain, and maintain good relationships with licensors that have strong, well-recognized brands and trademarks. Our license agreements are generally for an initial term of two to four years, subject to renewal, and there can be no assurance that we will be able to renew these licenses. Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and the failure to meet such levels may result in the termination or non-renewal of such licenses. Furthermore, many of our license agreements require minimum royalty payments, and if we are unable to generate sufficient sales and profitability to cover these minimum royalty requirements, we may be required to make additional payments to the licensors that could have a material adverse effect on our business and results of operations. In addition, because certain of our license agreements are non-exclusive, new or existing competitors may obtain licenses with overlapping product or geographic terms, resulting in increased competition for a particular market.

Licenses – Company as Licensor

We have entered into numerous license agreements with respect to the brands and trademarks that we own. While we have significant control over our licensees’ products and advertising, we generally cannot control their operational and financial issues. If our licensees are not able to meet annual sales and royalty goals, obtain financing, manage their supply chain, control quality, and maintain positive relationships with their customers, our business, results of operations, and financial position may be adversely affected. While we would likely have the ability to terminate an underperforming license, it may be difficult and costly to locate an acceptable substitute distributor or licensee, and we may experience a disruption in our sales and brand visibility. In addition, although many of our license agreements prohibit the licensees from entering into licensing arrangements with certain of our competitors, they are generally not prohibited from offering, under other brands, the types of products covered by their license agreements with us.

Trademarks

We believe that our trademarks and trade names are important to our success and competitive position because our distinctive marks create a market for our products and distinguish our products from other products. We cannot, however, guarantee that we will be able to secure protection for our intellectual property in the future or that such protection will be adequate for future operations. Furthermore, we face the risk of ineffective protection of intellectual property rights in jurisdictions where we source and distribute our products, some of which do not protect intellectual property rights to the same extent as the United States. If we are unsuccessful in challenging a party’s products on the basis of infringement of our intellectual property rights, continued sales of these products could adversely affect our sales, devalue our brands, and result in a shift in consumer preference away from our products. We may face significant expenses and liability in connection with the protection of our intellectual property rights, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

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

If we are unable to maintain working relationships with our major branded suppliers, our business, results of operations, financial condition, and cash flows may be adversely impacted.

Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of Famous Footwear to obtain products from our suppliers on a timely basis and on acceptable terms. While we believe our relationships with our current suppliers are good, the loss of any of our major suppliers or product developed exclusively for Famous Footwear could have a material adverse effect on our business, financial condition, and results of operations. In addition, negative trends in global economic conditions may adversely impact our suppliers. If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

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

•

In our wholesale business, sales of footwear are dependent on orders from our major customers, and they may change delivery schedules, change the mix of products they order, or cancel orders without penalty.

•	Our wholesale customers set the delivery schedule for shipments of our products, which could cause shifts of sales between quarters.
•	Our estimated annual tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter.
•

Our earnings are also sensitive to a number of factors that are beyond our control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, consumer sentiment, and currency exchange rate fluctuations.

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

Changes in tax laws, policies, and treaties could result in higher taxes, lower profitability, and increased volatility in our financial results.

Our financial results are significantly impacted by our effective tax rates, for both domestic and international operations. Our effective income tax rate could be adversely affected by factors such as changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in permitted deductions, changes in tax laws, interpretations, policies and treaties, the outcome of income tax audits in various jurisdictions, and any repatriation of earnings from our international operations. The occurrence of such events may result in higher taxes, lower profitability, and increased volatility in our financial results.

Transitional challenges with business acquisitions or divestitures could result in the inability to achieve our strategic and operating goals.

Periodically, we pursue acquisitions of other companies or businesses and divestitures of businesses.  In either case, we may not achieve our strategic and operating goals through such activity.  For example, although we review the records of acquisition candidates, the review may not reveal all existing or potential problems. As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated liabilities. In addition, the acquired business may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire or launch such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively. Integration of new businesses may be hindered by, among other things, differing procedures, including internal controls, business practices, and technology systems. We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities. In addition, divesting a business may impede progress toward strategic and operating goals.  In connection with a divestiture, we may not successfully divest a business without substantial interruption, expense, delay, or other operational or financial problems, which may adversely affect our financial condition and results of operations.

Our business, results of operations, financial condition, and cash flows could be adversely affected by the failure of financial institutions to fulfill their commitments under our Credit Agreement.

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

We are a defendant from time to time in lawsuits and regulatory actions (including environmental matters) relating to our business and to our past operations. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition, and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are expensive and will require that we devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business. See Item 3, Legal Proceedings, for further discussion of pending matters.

Rising insurance costs could adversely affect our results of operations, financial condition, and cash flows.

We self-insure a significant portion of our expected losses under our workers’ compensation, employment practices, health, disability, cyber risk, general liability, automobile, and property programs, among others. The liabilities associated with the risks that are retained by us are estimated by considering our historical claims experience and data from actuarial sources. The estimated accruals for these liabilities could be affected if claims differ from the assumptions used and historical trends. Unanticipated changes in the estimates underlying our reserves for these losses, such as claims experience, inflation, and regulatory changes, could have a material adverse effect on our financial condition and results of operations.

Comprehensive health care reform legislation provisions have become effective which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions, and annual lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability, and requirements for us to revise ways in which we conduct business.

We are subject to the SEC’s “conflict minerals” disclosure obligations.

The Company is subject to recently adopted SEC disclosure obligations relating to its use of tantalum, tin, tungsten, and gold (commonly referred to as conflict minerals) sourced from the Democratic Republic of Congo and adjoining countries. Some of these conflict minerals are present in our products. The disclosure obligations are complex, and there is little formal guidance with respect to their application. The first reports under the disclosure obligations are required to be filed with the SEC no later than June 2, 2014 relating to the Company's activities during 2013.   Although we expect to be able to file the required reports on time, in preparing to do so, we are dependent upon the implementation of new systems and processes and information supplied by our suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that we receive from our suppliers is inaccurate or inadequate or our processes in obtaining that information do not fulfill the SEC's requirements, we could face both reputational and SEC enforcement risks as well as significant costs related to the compliance process.

ITEM 1B	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2	PROPERTIES

We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail footwear operations are conducted throughout the United States, Canada, and Guam and involve the operation of 1,223 shoe stores, including 88 in Canada. All store locations are leased, with approximately 54% of them having renewal options. Famous Footwear operates a leased 800,000 square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee, and a leased 380,000 square-foot distribution center, including a mezzanine level, in Bakersfield, California. We also operate an owned 150,000 square-foot distribution facility in Perth, Ontario.

Our Wholesale Operations segment leases office space in New York, New York, where we also maintain showrooms for our wholesale brands, as well as Bentonville, Arkansas and Doral, Florida. Our Canada wholesale division operates from an owned building in Perth, Ontario and from leased office space in Laval, Quebec. We also lease office space in China, Hong Kong, Macau, and Italy, and two sample-making facilities in Dongguan, China. The footwear sold through our domestic Wholesale Operations is processed through a third-party facility in Chino, California.

We own an office building in Perth, Ontario, which is leased to a third party; a building in Denver, Colorado, which is leased to a third party; and undeveloped land in Colorado and New York. See Item 3, Legal Proceedings, for further discussion of certain of these properties.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “BWS.” As of February 1, 2014, we had approximately 3,929 shareholders of record. The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share for each fiscal quarter during 2013 and 2012.

	2013			2012
			Dividends			Dividends
	Low	High	Paid	Low	High	Paid
1st Quarter	$15.24	$18.48	$ 0.07	$8.49	$11.30	$ 0.07
2nd Quarter	16.62	24.78	0.07	8.28	14.24	0.07
3rd Quarter	21.26	24.25	0.07	13.22	16.88	0.07
4th Quarter	22.23	28.70	0.07	14.76	19.64	0.07

Restrictions on the Payment of Dividends

Our Third Amended and Restated Credit Agreement (the “Credit Agreement”) and the indenture governing our 7.125% senior notes due in 2019 (the “2019 Senior Notes”) limit the amount of dividends that can be declared and paid. However, we do not believe this limitation materially restricts the Board of Directors’ ability to declare or our ability to pay regular quarterly dividends to our common stockholders.

In addition to this limitation, the declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial conditions, future prospects, and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

The following table represents issuer purchases of equity securities.

				Total Number of	Maximum Number of
	Total Number	Average		Shares Purchased	Share that May Yet
	of Shares	Price Paid		as Part of Publicly	Be Purchased Under
Fiscal Period	Purchased	per Share		Announced Program	the Program (1)
November 3, 2013 – November 30, 2013	12,807	(2)	$24.50	–	2,500,000

December 1, 2013 – January 4, 2014	–		–	–	2,500,000

January 5, 2014 – February 1, 2014	13,899	(2)	25.98	–	2,500,000

Total	26,706	(2)	$25.27	–	2,500,000

(1)On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased during 2013; therefore, there were 2.5 million shares authorized to be purchased under the program as of February 1, 2014. Repurchases of common stock are limited under our debt agreements.

(2)Reflects shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock, and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

Stock Performance Graph

The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P© SmallCap 600 Stock Index and (ii) a peer group of companies believed to be engaged in similar businesses. Our peer group consists of DSW, Inc., Genesco, Inc., Shoe Carnival, Inc., Skechers U.S.A., Inc., Steven Madden, Ltd., and Wolverine World Wide, Inc.

Our fiscal year ends on the Saturday nearest to each January 31; accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at January 31, 2009. The graph also assumes that all dividends were reinvested and that investments were held through February 1, 2014. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014
Brown Shoe Company, Inc.	$100.00	$274.48	$290.92	$228.75	$413.53	$578.19
Peer Group	100.00	138.97	181.95	195.59	225.82	290.04
S&P© SmallCap 600 Stock Index	100.00	189.51	228.04	301.08	365.79	433.54

ITEM 6	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report.

	2013	2012	2011	2010	2009
($ thousands, except per share amounts)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operations:
Net sales	$2,513,113	$2,477,796	$2,434,766	$2,457,673	$2,208,387
Cost of goods sold	1,498,825	1,489,221	1,470,270	1,462,386	1,311,248
Gross profit	1,014,288	988,575	964,496	995,287	897,139
Selling and administrative expenses	909,749	891,666	910,293	918,029	854,285
Restructuring and other special charges, net	1,262	22,431	23,671	7,914	11,923
Impairment of assets held for sale(3)	4,660	–	–	–	–
Operating earnings	98,617	74,478	30,532	69,344	30,931
Interest expense	(21,254)	(22,973)	(25,428)	(19,037)	(19,695)
Loss on early extinguishment of debt	–	–	(1,003)	–	–
Interest income	377	322	569	203	374
Earnings before income taxes from continuing operations	77,740	51,827	4,670	50,510	11,610
Income tax (provision) benefit	(23,758)	(16,656)	1,421	(15,106)	(1,223)
Net earnings from continuing operations	53,982	35,171	6,091	35,404	10,387
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(4,574)	(4,437)	4,334	1,656	56
Disposition/impairment of discontinued operations, net of tax	(11,512)	(3,530)	13,965	–	–
Net (loss) earnings from discontinued operations	(16,086)	(7,967)	18,299	1,656	56
Net earnings	37,896	27,204	24,390	37,060	10,443
Net (loss) earnings attributable to noncontrolling interests	(177)	(287)	(199)	(173)	943
Net earnings attributable to Brown Shoe Company, Inc.	$38,073	$27,491	$24,589	$37,233	$9,500
Operations:
Return on net sales	1.5%	1.1%	1.0%	1.5%	0.4%
Return on beginning Brown Shoe Company, Inc.
shareholders’ equity	9.0%	6.7%	5.9%	9.3%	2.4%
Return on average invested capital(1)	9.6%	6.5%	2.6%	7.2%	3.7%
Dividends paid	$12,105	$12,011	$12,076	$12,254	$12,009
Purchases of property and equipment	$43,968	$55,801	$27,857	$30,781	$24,880
Capitalized software	$5,235	$7,928	$10,707	$24,046	$25,098
Depreciation and amortization(2)	$57,842	$57,344	$61,449	$52,517	$53,295
Per Common Share:
Basic earnings (loss) per common share:
From continuing operations	$1.25	$0.83	$0.15	$0.81	$0.22
From discontinued operations	(0.37)	(0.19)	0.42	0.04	–
Basic earnings per common share attributable to Brown
Shoe Company, Inc. shareholders	0.88	0.64	0.57	0.85	0.22
Diluted earnings (loss) per common share:
From continuing operations	1.25	0.83	0.14	0.81	0.22

From discontinued operations	(0.37)	(0.19)	0.42	0.04	–
Diluted earnings per common share attributable to Brown
Shoe Company, Inc. shareholders	0.88	0.64	0.56	0.85	0.22
Dividends paid	0.28	0.28	0.28	0.28	0.28
Ending Brown Shoe Company, Inc. shareholders’ equity	10.99	9.91	9.83	9.45	9.38
Financial Position:
Receivables, net	$129,217	$111,392	$130,485	$108,302	$79,478
Inventories, net	547,531	503,688	518,893	516,318	451,166
Working capital	405,694	303,319	236,017	289,557	289,055
Property and equipment, net	143,560	144,856	130,244	135,632	141,561
Total assets	1,149,403	1,173,973	1,227,476	1,148,043	1,040,150
Borrowings under our revolving credit agreement	7,000	105,000	201,000	198,000	94,500
Long-term debt	199,010	198,823	198,633	150,000	150,000
Brown Shoe Company, Inc. shareholders’ equity	476,699	425,129	412,669	415,080	402,171
Average common shares outstanding – basic	41,356	40,659	41,126	42,156	41,585
Average common shares outstanding – diluted	41,653	40,794	41,668	42,487	41,649

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

(1)

Return on average invested capital is calculated by dividing operating earnings for the period, adjusted for income taxes at the applicable effective rate, by the average of each month-end invested capital balance during the year. Invested capital is defined as Brown Shoe Company, Inc. shareholders’ equity plus long-term debt and borrowings under the Credit Agreement.

(2)

Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized software, intangibles, and debt issuance costs and debt discount.   The amortization of debt issuance costs is reflected within interest expense in our consolidated statement of earnings and totaled $2.5 million in 2013, $2.6 million in 2012, $2.3 million in 2011, and $2.2 million in both 2010 and 2009.

(3)	During 2013, we recognized a non-cash impairment charge related to certain supply chain and sourcing assets held for sale of $4.7 million.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview

We are a global footwear company, with annual net sales of $2.5 billion, that puts consumers and their needs first, by targeting family, healthy living, and contemporary fashion platforms. Our mission is to inspire people to feel good and live better...feet first! We offer the consumer a powerful portfolio of footwear stores and global footwear brands. As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points. We believe our diversified business model provides us with synergies by spanning consumer segments, categories, and distribution channels. A combination of talent acquisition, thoughtful planning, and rigorous execution is key to our success in optimizing our business and brand portfolio.

Retail

In our retail business, our focus is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion and athletic footwear at a great price coupled with engaging marketing programs and exclusive products. Our family platform includes Famous Footwear, which is one of America’s leading family branded footwear retailers with 1,044 stores. Our Specialty Retail segment operates 179 retail stores in the United States and Canada, primarily under the Naturalizer name. Our Specialty Retail segment also includes Shoes.com and our other e-commerce businesses, with the exception of Famous.com, which is included in our Famous Footwear segment.

Wholesale

Our wholesale business is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises, and innovative marketing campaigns. Our healthy living and contemporary fashion platforms are comprised of the Dr. Scholl’s, Naturalizer, Sam Edelman, Franco Sarto, LifeStride, Via Spiga, Ryka, Fergie, Carlos, and Vince brands. Through these brands we offer our customers a diversified portfolio, each designed and targeted to a specific consumer segment within the marketplace. We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses, and testing new and innovative products.

Financial Highlights

Brown Shoe Company delivered a successful 2013.  Our portfolio realignment initiatives over the past couple of years helped drive our strong performance in 2013. We reported year-over-year operating earnings growth of 32.4%, while delivering a 2.9% increase in Famous Footwear same-store sales. We achieved record-breaking sales and operating profit at Famous Footwear and Wholesale Operations continued to build momentum with sales growth of 5.3%. We also strengthened our balance sheet during the year by reducing short-term borrowings by $98.0 million.

The following is a summary of the financial highlights for 2013:

•

Consolidated net sales increased $35.3 million, or 1.4%, to $2,513.1 million in 2013, compared to $2,477.8 million last year. Net sales of our Wholesale Operations and Famous Footwear segments increased $38.8 million and $13.2 million, respectively, while we experienced a decrease in our Specialty Retail segment of $16.6 million.

•	Consolidated operating earnings were $98.6 million in 2013, compared to $74.5 million last year.
•	Consolidated net earnings attributable to Brown Shoe Company, Inc. were $38.1 million, or $0.88 per diluted share, in 2013, compared to $27.5 million, or $0.64 per diluted share, last year.
•

Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Our 2013 and 2011 fiscal years included 52 weeks, while our 2012 fiscal year had 53 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons. The inclusion of the 53rd week resulted in an increase to net sales in our retail divisions of $21.2 million in 2012 with an immaterial impact on net earnings.

The following items should be considered in evaluating the comparability of our results:

•

Portfolio realignment – Our portfolio realignment initiatives included the sale of the Avia, Nevados, and AND 1 brands acquired with American Sporting Goods Corporation; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of certain sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license; and other infrastructure changes. We incurred costs of $30.7 million ($23.4 million after-tax, or $0.53 per diluted share) during 2013 compared to $29.9 million ($19.3 million after-tax, or $0.45 per diluted share) related to our portfolio realignment initiatives during 2012 and $19.2 million ($12.0 million after-tax, or $0.28 per diluted share) during 2011. Also in 2011, we sold The Basketball Marketing Company, Inc. (“TBMC”) for a gain of $20.6 million ($14.0 million after-tax, or $0.32 per diluted share). A portion of these charges were recorded as a component of discontinued operations. See Notes 2 and 4 to the consolidated financial statements for additional information.

•

Incentive plans – Our selling and administrative expenses increased $5.1 million during 2013, compared to last year, due to higher anticipated payments under our cash and stock-based incentive plans. Our selling and administrative expenses were $17.6 million higher during 2012 compared to 2011 due to higher anticipated payments under our cash and stock-based incentive plans.

•

Organizational change – During 2012, we incurred costs of $2.3 million ($1.4 million after-tax, or $0.03 per diluted share) related to an organizational change made at our corporate headquarters, with no corresponding costs in 2013 or 2011. See Note 4 to the consolidated financial statements for additional information related to this change.

Our debt-to-capital ratio, as defined in the Liquidity and Capital Resources – Working Capital and Cash Flow section, decreased to 30.1% as of February 1, 2014, compared to 41.6% at February 2, 2013, primarily due to our $98.0 million decrease in borrowings under our revolving credit agreement. Our current ratio, as defined in the Liquidity and Capital Resources – Working Capital and Cash Flow section, was 2.05 to 1 at February 1, 2014, compared to 1.64 to 1 at February 2, 2013. Inventories at February 1, 2014 increased to $547.5 million, from $503.7 million at February 2, 2013, primarily as a result of early purchases of inventory for our spring selling season as well as lower than anticipated sales during the fourth quarter of 2013 for Famous Footwear.

Outlook for 2014

The Company executed on our strategy in 2013 and improved our operating performance, delivering steady improvement towards our long-term financial goals to drive sustainable profitability. For 2014, we expect to continue to deliver towards our long-term goals, while balancing our realistic outlook in terms of the economy, the consumer, and the weather. We expect same-store sales at Famous Footwear will grow in the low single-digit percentage range in 2014 and that our Wholesale Operations and net sales will increase in the low to mid-single-digit percentage range in 2014 while Specialty Retail net sales will decrease in the low single-digit percentage range.

Following are the consolidated results and the results by segment for 2013, 2012, and 2011:

CONSOLIDATED RESULTS
	2013		2012		2011
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,513.1	100.0%	$2,477.8	100.0%	$2,434.8	100.0%
Cost of goods sold	1,498.8	59.6%	1,489.2	60.1%	1,470.3	60.4%
Gross profit	1,014.3	40.4%	988.6	39.9%	964.5	39.6%
Selling and administrative expenses	909.7	36.2%	891.7	36.0%	910.3	37.4%
Restructuring and other special charges, net	1.3	0.1%	22.4	0.9%	23.7	1.0%
Impairment of assets held for sale	4.7	0.2%	–	–	–	–
Operating earnings	98.6	3.9%	74.5	3.0%	30.5	1.2%
Interest expense	(21.3)	(0.8)%	(23.0)	(0.9)%	(25.4)	(1.0)%
Interest income	0.4	0.0%	0.3	0.0%	0.6	0.0%
Loss on early extinguishment of debt	–	–	–	–	(1.0)	(0.0)%
Earnings before income taxes from continuing operations	77.7	3.1%	51.8	2.1%	4.7	0.2%
Income tax (provision) benefit	(23.7)	(0.9)%	(16.6)	(0.7)%	1.4	0.0%
Net earnings from continuing operations	54.0	2.2%	35.2	1.4%	6.1	0.2%
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(4.6)	(0.2)%	(4.5)	(0.2)%	4.3	0.2%
Disposition/impairment of discontinued operations, net of tax	(11.5)	(0.5)%	(3.5)	(0.1)%	14.0	0.6%
Net (loss) earnings from discontinued operations	(16.1)	(0.7)%	(8.0)	(0.3)%	18.3	0.8%
Net earnings	37.9	1.5%	27.2	1.1%	24.4	1.0%
Net loss attributable to noncontrolling interests	(0.2)	(0.0)%	(0.3)	(0.0)%	(0.2)	(0.0)%
Net earnings attributable to Brown Shoe Company, Inc.	$38.1	1.5%	$27.5	1.1%	$24.6	1.0%

Net Sales

Net sales increased $35.3 million, or 1.4%, to $2,513.1 million in 2013, compared to $2,477.8 million last year. Wholesale Operations and Famous Footwear experienced increases in net sales during 2013 compared to last year, partially offset by a decrease in Specialty Retail net sales during 2013. Our Wholesale Operations segment reported a $38.8 million, or 5.3%, increase in net sales, reflecting strong performance from many of our brands. Our Famous Footwear segment reported a $13.2 million increase in net sales, reflecting a 2.9% same-store sales increase. The net sales of our Specialty Retail segment decreased $16.6 million, or 7.0%, primarily due to lower net sales at Shoes.com, a lower store count, and the impact of the 53rd week in 2012, partially offset by the impact of foreign currency exchange rates and a same-store sales increase of 1.6%.

Net sales increased $43.0 million, or 1.8%, to $2,477.8 million in 2012, compared to $2,434.8 million in 2011. Famous Footwear and Wholesale Operations experienced increases in net sales during 2012 compared to 2011, partially offset by a decrease in Specialty Retail net sales during 2012. Our Famous Footwear segment reported a $58.0 million increase in net sales, reflecting a 4.5% same-store sales increase. Our Wholesale Operations segment reported a $2.1 million increase in net sales. The net sales of our Specialty Retail segment decreased $17.1 million, primarily due to a lower store count and lower net sales at Shoes.com, partially offset by the impact of the 53rd week in 2012 and a same-store sales increase of 0.6%.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores, and closed stores are excluded from the calculation. Sales change from new and closed stores, net, reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation. E-commerce sales for those websites that function as an extension of a retail chain are included in the same-store sales calculation.

Gross Profit

Gross profit increased $25.7 million, or 2.6%, to $1,014.3 million in 2013, compared to $988.6 million last year resulting from higher gross profit at our Wholesale Operations and Famous Footwear segments. As a percentage of net sales, our gross profit rate increased to 40.4% in 2013, from 39.9% last year. The increase in gross profit rate was primarily due to lower inventory markdowns, lower freight expenses, and higher average unit retail prices at Famous Footwear, a more profitable brand mix at our Wholesale Operations segment, and a better sales mix of higher-margin footwear at our Specialty Retail segment.  Retail and wholesale net sales were 70% and 30%, respectively, in 2013 compared to 71% and 29% in 2012. Gross profit rates in our retail businesses are higher than in wholesale.

Gross profit increased $24.1 million, or 2.5%, to $988.6 million in 2012, compared to $964.5 million in 2011 resulting from higher gross profit rates at our Famous Footwear and Specialty Retail segments. As a percentage of net sales, our gross profit rate increased to 39.9% in 2012, from 39.6% in 2011. The increase in gross profit rate was primarily due to lower inventory markdowns at our Famous Footwear segment. Our Specialty Retail segment experienced a higher gross profit rate driven by an increased sales mix of higher-margin footwear. Our Wholesale Operations gross profit rate decreased due to higher inventory markdowns. Retail and wholesale net sales were 71% and 29%, respectively, in 2012 compared to 70% and 30% in 2011.

We classify warehousing, distribution, sourcing, and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $18.0 million, or 2.0%, to $909.7 million in 2013 compared to $891.7 million last year and decreased $18.6 million, or 2.0%, in 2012 compared to $910.3 million in 2011.

Selling and administrative expenses increased $18.0 million in 2013 compared to last year primarily due to an increase in expected payouts under our cash and stock-based incentive plans, higher salaries and employee benefits expenses, and higher marketing expenses, partially offset by the impact of the 53rd week in 2012. As a percentage of net sales, selling and administrative expenses increased to 36.2% in 2013 from 36.0% last year.

Selling and administrative expenses decreased $18.6 million, or 2.0%, to $891.7 million in 2012 compared to $910.3 million in 2011 primarily due to our portfolio realignment actions, partially offset by new store and other investments, higher cash and stock-based incentive costs, and the impact of the 53rd week in fiscal 2012.  As a percentage of net sales, selling and administrative expenses decreased to 36.0% in 2012 from 37.4% in 2011.

Restructuring and Other Special Charges, Net

Restructuring and other special charges, net, decreased $21.1 million to $1.3 million during 2013, compared to $22.4 million last year as a result of the following items (see Note 4 to the consolidated financial statements for additional information related to these charges and recoveries):

•	Portfolio realignment – We incurred charges of $1.3 million in 2013 as compared to $20.1 million during 2012 related to our portfolio realignment initiatives.
•	Organizational changes – We incurred costs related to corporate organizational changes of $2.3 million in 2012 with no corresponding costs in 2013.

As a percentage of net sales, restructuring and other special charges, net, decreased to 0.1% in 2013 from 0.9% in 2012 reflecting the above named factors.

Restructuring and other special charges, net, decreased $1.3 million to $22.4 million during 2012, compared to $23.7 million in 2011 as a result of the following items (see Note 4 to the consolidated financial statements for additional information related to these charges and recoveries):

•	Portfolio realignment – We incurred charges of $20.1 million in 2012 as compared to $17.2 million during 2011 related to our portfolio realignment initiatives.
•	Organizational changes – We incurred costs of $2.3 million 2012, related to corporate organizational changes, with no corresponding costs in 2011.

•	ASG acquisition and integration-related costs – We incurred $6.5 million during 2011 related to the acquisition and integration of American Sporting Goods Corporation.

As a percentage of net sales, restructuring and other special charges, net decreased slightly from 1.0% in 2011 to 0.9% in 2012.

Impairment of Assets Held for Sale

During the second quarter of 2013, the Company sold certain of its supply chain and sourcing assets as part of its portfolio realignment efforts. In anticipation of this transaction, the Company recognized an impairment charge in the first quarter of 2013 of $4.7 million to adjust the assets to their estimated fair value.  Refer to Note 4 to the consolidated financial statements for additional information.

Operating Earnings

Operating earnings increased $24.1 million, or 32.4%, to $98.6 million in 2013, compared to $74.5 million last year, driven by higher gross profit and a decrease in restructuring and other special charges, net, partially offset by higher selling and administrative expenses and an impairment charge, as discussed above.

Operating earnings increased $44.0 million, or 144.3%, to $74.5 million in 2012, compared to $30.5 million in 2011 due to higher gross profit and lower selling and administrative expenses, as discussed above.

Interest Expense

Interest expense decreased $1.7 million, or 7.5%, to $21.3 million in 2013 compared to $23.0 million last year, and decreased $2.4 million, or 9.7%, in 2012 compared to $25.4 million in 2011. The decrease in interest expense in both periods was due to lower average borrowings under our Credit Agreement.

Loss on Early Extinguishment of Debt

During 2011, we redeemed our senior notes due in 2012. We incurred certain debt extinguishment costs to retire these notes prior to maturity totaling $1.0 million, including $0.6 million of non-cash charges related to unamortized debt issuance costs and $0.4 million of cash paid for tender premiums. We did not incur such costs in 2013 or 2012.

Income Tax (Provision) Benefit

Our consolidated effective tax rate on continuing operations was a provision of 30.6% in 2013 compared to 32.1% in 2012 and a benefit of 30.4% in 2011. Our consolidated effective tax rate is generally below the federal statutory rate of 35% because our foreign earnings are subject to lower statutory tax rates.

In 2013 and 2012, we recognized pre-tax earnings in both our domestic operations and foreign jurisdictions. Our overall effective tax rate was less than the domestic statutory rate due to the mix of earnings in lower rate international jurisdictions. These factors resulted in an overall effective tax provision rate of 30.6% in 2013 and 32.1% in 2012.

In 2011, we incurred a pre-tax loss in our domestic operations and pre-tax earnings in foreign jurisdictions. Our domestic effective tax rate was less than the statutory rate due to the impact of non-deductible permanent items applied to the domestic loss and the impact of the earnings mix between domestic and international tax jurisdictions. These factors resulted in an overall effective tax benefit rate of 30.4% in 2011.

Refer to Note 6 to the consolidated financial statements for additional information regarding our tax rates.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $54.0 million in 2013 compared to $35.2 million in 2012 and $6.1 million in 2011, as a result of the factors described above.

Net (Loss) Earnings from Discontinued Operations

The Company’s discontinued operations include the operations and sale of our Avia and Nevados brands acquired during the 2011 acquisition of American Sporting Goods Corporation, as well as the operations and impairment of our Etienne Aigner and Vera Wang brands. In addition, in 2011, discontinued operations included the operations and sale of TBMC, which was also acquired in the American Sporting Goods Corporation acquisition. TBMC marketed and sold footwear bearing the AND 1 brand name. We reported a net loss from discontinued operations of $16.1 million in 2013, compared to a net loss of $8.0 million in 2012 and net earnings of $18.3 million in 2011.

During 2013, we sold the Avia and Nevados brands that were acquired with the American Sporting Goods Corporation acquisition.  In conjunction with the sale, we recorded a net charge related to the impairment and disposition of those brands of $11.5 million, representing the difference in the fair value, less costs to sell, as compared to the carrying value of the net assets sold.  During 2013, the Company also communicated its intention not to renew the Vera Wang license agreement.

During 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor resulting in a non-cash impairment charge of $5.8 million ($3.5 million on an after-tax basis, or $0.08 per diluted share).

During 2011, in conjunction with the sale of TBMC, we recorded a gain on sale of the subsidiary of $20.6 million ($14.0 million on an after-tax basis, or $0.32 per diluted share).

Refer to Note 2 to the consolidated financial statements for further discussion regarding discontinued operations.

Net Earnings Attributable to Brown Shoe Company, Inc.

We reported net earnings attributable to Brown Shoe Company, Inc. of $38.1 million in 2013, compared to $27.5 million last year, and $24.6 million in 2011.

Geographic Results

We have both domestic and foreign operations. Domestic operations include the nationwide operation of our Famous Footwear and Specialty Retail footwear stores, the wholesale distribution of footwear to numerous retail customers, and the operation of our e-commerce websites. Foreign operations primarily consist of wholesale operations in the Far East and Canada, retailing operations in Canada, and the operation of our international e-commerce websites. In addition, we license certain of our trademarks to third parties who distribute and/or operate retail locations internationally. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and earnings before income taxes was as follows:

	2013		2012		2011
		Earnings Before		Earnings Before		(Loss) Earnings Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$ 2,258.6	$ 40.9	$ 2,251.1	$ 23.8	$ 2,227.7	($15.5)
Foreign	254.5	36.8	226.7	28.0	207.1	20.2
	$ 2,513.1	$ 77.7	$ 2,477.8	$ 51.8	$ 2,434.8	$ 4.7

The pre-tax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

We recognized earnings before income taxes both domestically and in foreign jurisdictions in 2013. Our domestic earnings reflected increases in net sales at our Famous Footwear and Wholesale Operations segments, an increase in gross profit, and a decrease in restructuring and other special charges, net, partially offset by an increase in selling and administrative expenses.

We recognized earnings before income taxes both domestically and in foreign jurisdictions in 2012. Our domestic earnings reflected increases in net sales at our Famous Footwear segment, an increase in gross profit, and a decrease in selling and administrative expenses.

We recognized a domestic loss before income taxes and had foreign earnings before income taxes in 2011. Our domestic loss reflected decreases in net sales at our Famous Footwear and Specialty Retail segments, a decrease in gross profit, an increase in selling and administrative expenses, and an increase in restructuring and other special charges, net.

FAMOUS FOOTWEAR
	2013		2012		2011
		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Operating Results
Net sales	$1,527.5	100.0%	$1,514.3	100.0%	$1,456.3	100.0%
Cost of goods sold	846.4	55.4%	848.2	56.0%	821.1	56.4%
Gross profit	681.1	44.6%	666.1	44.0%	635.2	43.6%
Selling and administrative expenses	574.0	37.6%	564.2	37.3%	569.9	39.1%
Restructuring and other special charges, net	–	–	7.8	0.5%	2.8	0.2%
Operating earnings	$107.1	7.0%	$94.1	6.2%	$62.5	4.3%

Key Metrics
Same-store sales % change (on a 52-week basis)	2.9%		4.5%		(1.2)%
Same-store sales $ change (on a 52-week basis)	$41.1		$62.2		$(17.3)
Sales from 53rd week	$(18.1)		$18.1		$–
Sales change from new and closed stores, net (on a 52-week basis)	$(9.8)		$(22.3)		$(12.9)

Sales per square foot, excluding e-commerce (on a 52-week basis)	$207		$199		$186
Square footage (thousand sq. ft.)	7,059		7,205		7,484

Stores opened	51		55		49
Stores closed	62		89		70
Ending stores	1,044		1,055		1,089

Net Sales

Net sales increased $13.2 million, or 0.9%, to $1,527.5 million in 2013 compared to $1,514.3 million last year. During 2013, same-store sales increased 2.9%, or $41.1 million, reflecting an improved conversion rate and higher average retail prices, partially offset by a decrease in customer traffic. In addition, we saw strong growth from canvas shoes and boots. As a result of the same-store sales increase, sales per square foot, excluding e-commerce, increased 4.1% to $207, compared to $199 last year. The inclusion of the 53rd week in 2012 impacted net sales negatively by $18.1 million in 2013 as compared to 2012.  Net closed stores reduced net sales by $9.8 million, which reflects the relocation of certain stores and the closure of underperforming stores. In 2013, we expanded our efforts to connect with and engage our customers to build a strong brand preference for Famous Footwear through our loyalty program, Rewards. As a result, in 2013 approximately 70% of our net sales were to Rewards members, compared to 66% in 2012 and 62% in 2011.

Net sales increased $58.0 million, or 4.0%, to $1,514.3 million in 2012 compared to $1,456.3 million in 2011. During 2012, same-store sales increased 4.5%, or $62.2 million, reflecting improved average retail prices, conversion rate, and customer traffic, partially offset by lower pairs per transaction. The impact of the 53rd week in 2012 increased sales by $18.1 million. In addition, we saw strong growth from boat shoes, athletic shoes, and boots. As a result of the same-store sales increase, sales per square foot, excluding e-commerce, increased 7.3% to $199, compared to $186 in 2011. Net closed stores resulted in a $22.3 million decrease in net sales due to the relocation of certain stores and the closure of underperforming stores.

Gross Profit

Gross profit increased $15.0 million, or 2.3%, to $681.1 million in 2013 compared to $666.1 million last year due to higher net sales and a higher gross profit rate. As a percentage of net sales, our gross profit rate increased to 44.6% in 2013 compared to 44.0% last year. The increase in our gross profit rate was driven by higher initial margins in boots and athletics.

Gross profit increased $30.9 million, or 4.9%, to $666.1 million in 2012 compared to $635.2 million in 2011 due to higher net sales and gross profit rate. As a percentage of net sales, our gross profit rate increased to 44.0% in 2012 compared to 43.6% in 2011. The increase in our gross profit rate was driven by lower inventory markdown requirements resulting from a better aged inventory position.

Selling and Administrative Expenses

Selling and administrative expenses increased $9.8 million, or 1.7%, to $574.0 million during 2013 compared to $564.2 million last year. The increase was primarily attributable to higher store depreciation expense and other facilities costs, higher marketing expenses, and higher variable store employee and benefit costs, as well as an increase in expected payouts under both our cash and stock-based incentive plans, partially offset by the impact of the incremental week of expenses associated with the 53rd week in 2012. As a percentage of net sales, selling and administrative expenses increased to 37.6% in 2013 from 37.3% last year.

Selling and administrative expenses decreased $5.7 million, or 1.0%, to $564.2 million during 2012 compared to $569.9 million in 2011. The decrease was primarily attributable to lower net facilities costs, as our portfolio realignment actions more than offset new store costs, and lower marketing expenses, partially offset by an incremental week of expenses associated with the 53rd week and higher expected payouts under both our cash and stock-based incentive plans. As a percentage of net sales, selling and administrative expenses decreased to 37.3% in 2012 from 39.1% in 2011, reflecting higher net sales and the closure of underperforming stores.

Restructuring and Other Special Charges, Net

We incurred no restructuring and other special charges, net during 2013 compared to $7.8 million last year as a result of our portfolio realignment initiatives in 2012, which included closing or relocating underperforming or poorly aligned stores and closing our Sun Prairie, Wisconsin distribution center.

During 2011, we incurred restructuring and other special charges, net of $2.8 million related to the closure of our Sun Prairie, Wisconsin distribution center.

Operating Earnings

Operating earnings increased $13.0 million, or 13.8%, to $107.1 million for 2013, compared to $94.1 million last year. The increase is the result of higher net sales, an increase in gross profit rate, and a decrease in restructuring and other special charges, net, partially offset by higher selling and administrative expenses, as described above. As a percentage of net sales, operating earnings increased to 7.0% in 2013 compared to 6.2% last year.

Operating earnings increased $31.6 million, or 50.5%, to $94.1 million for 2012, compared to $62.5 million in 2011. The increase is the result of higher net sales, an increase in gross profit rate, and a decrease selling and administrative expenses, partially offset by higher restructuring and other special charges, net, as described above. As a percentage of net sales, operating earnings increased to 6.2% in 2012 compared to 4.3% in 2011.

WHOLESALE OPERATIONS
	2013		2012		2011
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Operating Results
Net sales	$763.7	100.0%	$724.9	100.0%	$722.8	100.0%
Cost of goods sold	524.5	68.7%	501.1	69.1%	498.6	69.0%
Gross profit	239.2	31.3%	223.8	30.9%	224.2	31.0%
Selling and administrative expenses	190.2	24.9%	185.7	25.6%	199.5	27.6%
Restructuring and other special charges, net	1.2	0.2%	7.9	1.1%	13.0	1.8%
Impairment of assets held for sale	4.7	0.6%	–	–	–	–
Operating earnings	$43.1	5.6%	$30.2	4.2%	$11.7	1.6%

Key Metric
Unfilled order position at year-end	$273.9		$274.9		$236.3

Net Sales

Net sales increased $38.8 million, or 5.3%, to $763.7 million in 2013 compared to $724.9 million last year. The increase reflects strong performance from many of our brands, including Sam Edelman, Franco Sarto, LifeStride, and Vince, partially offset by decreases in Via Spiga, Fergie, and Ryka. Our unfilled order position decreased $1.0 million, or 0.4%, to $273.9 million at the end of 2013, as compared to $274.9 million at the end of 2012.

Net sales increased $2.1 million, or 0.3%, to $724.9 million in 2012 compared to $722.8 million in 2011. The increase was primarily attributable to increases in our Franco Sarto, Sam Edelman, Fergie, and LifeStride brands. Our unfilled order position increased $38.6 million, or 16.3%, to $274.9 million at the end of 2012, as compared to $236.3 million at the end of 2011, primarily due to strength in our Sam Edelman, Dr. Scholl’s, and LifeStride brands.

Gross Profit

Gross profit increased $15.4 million, or 6.9%, to $239.2 million in 2013 compared to $223.8 million last year reflecting higher sales and a higher gross profit rate due in part to lower inventory markdowns and lower royalty expense. Our gross profit rate increased to 31.3% in 2013 as compared to 30.9% in 2012 primarily due to a more profitable brand mix and lower inventory markdowns.

Gross profit decreased $0.4 million, or 0.2%, to $223.8 million in 2012 compared to $224.2 million in 2011 reflecting higher inventory markdowns. Our gross profit rate of 30.9% in 2012 was relatively consistent with the 31.0% in 2011.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.5 million, or 2.4%, to $190.2 million during 2013 compared to $185.7 million last year due to an increase in anticipated payments under our cash and stock-based incentive plans and higher warehouse expenses, partially offset by lower marketing expenses. As a percentage of net sales, selling and administrative expenses decreased to 24.9% in 2013 from 25.6% last year, reflecting the above named factors.

Selling and administrative expenses decreased $13.8 million, or 6.9%, to $185.7 million during 2012 compared to $199.5 million in 2011, due in part to our lower cost structure resulting from exiting certain brands under our portfolio realignment initiatives, partially offset by an increase in anticipated payments under our cash and stock-based incentive plans and incremental expenses associated with the 53rd week in 2012. As a percentage of net sales, selling and administrative expenses decreased to 25.6% in 2012 from 27.6% in 2011, reflecting the above named factors.

Restructuring and Other Special Charges, Net

Restructuring and other special charges, net, decreased $6.7 million to $1.2 million compared to $7.9 million last year as a result of our portfolio realignment initiatives, which were substantially complete in early 2013.  Expenses related to our portfolio realignment initiative declined $5.1 million in 2012 to $7.9 million, from $13.0 million in 2011. Refer to Note 4 to the consolidated financial statements for additional information related to these charges and recoveries.

Impairment of Assets Held for Sale

During 2013, the Company sold certain of its supply chain and sourcing assets.  In conjunction with the sale, the Company recognized an impairment charge of $4.7 million, representing the difference between the fair value of the assets, less costs to sell, and the carrying value of the assets.

Operating Earnings

Operating earnings increased $12.9 million, or 42.6%, to $43.1 million in 2013 compared to $30.2 million last year. The increase was primarily driven by higher net sales and corresponding gross profit, partially offset by higher selling and administrative expenses. As a percentage of net sales, operating earnings increased to 5.6% in 2013 compared to 4.2% last year.

Operating earnings increased $18.5 million, or 158.1%, to $30.2 million in 2012 compared to $11.7 million in 2011. The increase was primarily driven by lower selling and administrative expenses and restructuring and other special charges, net. As a percentage of net sales, operating earnings increased to 4.2% in 2012 compared to 1.6% in 2011.

SPECIALTY RETAIL

	2013		2012		2011
		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Operating Results
Net sales	$221.9	100.0%	$238.5	100.0%	$255.6	100.0%
Cost of goods sold	127.9	57.6%	139.8	58.6%	150.5	58.9%
Gross profit	94.0	42.4%	98.7	41.4%	105.1	41.1%
Selling and administrative expenses	99.0	44.6%	103.9	43.5%	112.1	43.9%
Restructuring and other special charges, net	–	–	3.7	1.6%	0.6	0.2%
Operating loss	$(5.0)	(2.2)%	$(8.9)	(3.7)%	$(7.6)	(3.0)%

Key Metrics
Same-store sales % change (on a 52-week basis)	1.6%		0.6%		1.7%
Same-store sales $ change (on a 52-week basis)	$2.2		$0.8		$2.8
Sales from 53rd week	$(3.1)		$3.1		$–
Sales change from new and closed stores, net (on a 52-week basis)	$(6.6)		$(14.9)		$(10.7)
Impact of changes in Canadian exchange rate on sales	$(2.4)		$(0.4)		$2.6
Sales change of e-commerce subsidiary (on a 52-week basis)	$(6.7)		$(5.7)		$(2.3)

Sales per square foot, excluding e-commerce (on a 52-week basis)	$397		$396		$399
Square footage (thousand sq. ft.)	319		346		369

Stores opened	11		29		25
Stores closed	54		41		50
Ending stores	179		222		234

Net Sales

Net sales decreased $16.6 million, or 7.0%, to $221.9 million in 2013 compared to $238.5 million last year due to lower net sales at Shoes.com, our lower store count, the impact of the 53rd week in 2012, and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 1.6%. On a 52-week basis, net sales of Shoes.com decreased $6.7 million, or 9.7%, to $63.2 million in 2013 compared to $69.9 million last year. We opened 11 stores and closed 54 stores during 2013, resulting in a total of 179 stores at the end of 2013 compared to 222 stores at the end of last year. During 2013, closed stores include 28 Naturalizer stores in China that were either closed or transferred to our joint venture partner. Sales per square foot, excluding e-commerce, increased 0.4% to $397 compared to $396 last year. The 53rd week impacted net sales by $3.1 million.

Net sales decreased $17.1 million, or 6.7%, to $238.5 million in 2012 compared to $255.6 million in 2011 due to our lower store count, lower net sales at Shoes.com, and a lower Canadian dollar exchange rate, partially offset by the impact of the 53rd week in 2012 and an increase in same-store sales of 0.6%. The 53rd week contributed $3.1 million in net sales.  On a 52-week basis, net sales of Shoes.com decreased $5.7 million, or 7.5%, to $69.9 million in 2012 compared to $75.6 million in 2011. We opened 29 stores (including 13 Naturalizer stores in China) and closed 41 stores (including 10 Naturalizer stores in China) during 2012, resulting in a total of 222 stores (including 26 Naturalizer stores in China) at the end of 2012 compared to 234 stores (including 23 Naturalizer stores in China) at the end of 2011. Sales per square foot, excluding e-commerce, decreased 0.9% to $396 compared to $399 in 2011 due to lower net sales.

Gross Profit

Gross profit decreased $4.7 million, or 4.8%, to $94.0 million in 2013 compared to $98.7 million last year, reflecting lower net sales, partially offset by an increase in gross profit rate. As a percentage of net sales, our gross profit rate increased to 42.4% in 2013, from 41.4% last year, driven by a better sales mix of higher-margin footwear and lower freight costs.

Gross profit decreased $6.4 million, or 6.1%, to $98.7 million in 2012 compared to $105.1 million in 2011, reflecting lower net sales, partially offset by an increase in gross profit rate. As a percentage of net sales, our gross profit rate increased to 41.4% in 2012, from 41.1% in 2011, driven by a better sales mix of higher-margin footwear.

Our Naturalizer stores purchase the majority of their inventory from our Wholesale Operations segment. In general, we have priced the inventory to recognize a customary profit rate on these products in our Wholesale Operations segment. The Specialty Retail segment recognizes an additional profit rate based on the retail sale to the consumer.

Selling and Administrative Expenses

Selling and administrative expenses decreased $4.9 million, or 4.7%, to $99.0 million during 2013 compared to $103.9 million last year, primarily resulting from the lower Canadian dollar exchange rate, the lower store count, and additional expenses in 2012 resulting from the inclusion of the 53rd week. As a percentage of net sales, selling and administrative expenses increased to 44.6% in 2013 compared to 43.5% last year.

Selling and administrative expenses decreased $8.2 million, or 7.4%, to $103.9 million during 2012 compared to $112.1 million in 2011, primarily resulting from the lower store count, partially offset by higher expected payouts under both our cash and stock-based incentive plans and the impact of the 53rd week in 2012. As a percentage of net sales, selling and administrative expenses decreased to 43.5% in 2012 compared to 43.9% in 2011.

Restructuring and Other Special Charges, Net

We incurred no restructuring and other special charges, net during 2013 compared to $3.7 million last year and $0.6 million in 2011 as a result of closing our Via Spiga, F.X. LaSalle, and Brown Shoe Closet stores as part of our portfolio realignment initiatives.

Operating Loss

Our operating loss decreased $3.9 million, or 43.9%, to $5.0 million for 2013 compared to $8.9 million last year, primarily due to decreases in selling and administrative expenses and restructuring and other special charges, net, partially offset by a decrease in net sales and corresponding gross profit, as described above.

Our operating loss increased $1.3 million, or 16.0%, to $8.9 million for 2012 compared to $7.6 million in 2011, primarily due to a decrease in net sales and an increase in restructuring and other special charges, net, partially offset by a decrease in selling and administrative expenses, as described above.

OTHER

The Other segment includes unallocated corporate administrative and other costs and recoveries. The segment reported costs of $46.7 million, $41.0 million, and $36.1 million in 2013, 2012, and 2011, respectively.

The $5.7 million increase in costs from 2012 to 2013 was primarily a result of an increase in selling and administrative expenses due to higher consulting fees and higher anticipated payments under our cash and stock-based incentive plans.

There were several factors impacting the $4.9 million increase in costs from 2011 to 2012, as follows:

•

Incentive compensation – Our selling and administrative expenses were higher by $6.9 million during 2012, compared to 2011, due to higher anticipated payments under our cash and stock-based incentive plans.

•

Director compensation – Our expenses related to director compensation increased $3.2 million during 2012, compared to 2011, primarily reflecting the impact of the Company’s higher share price on certain of the variable share-based compensation plans.

•	Technology professional services and consulting fees – Our selling and administrative expenses were lower by $2.0 million during 2012 compared to 2011.
•	Organizational changes – We incurred costs of $2.3 million in 2012, related to corporate organizational changes, with no corresponding costs in 2011.
•	Portfolio realignment costs – We incurred costs of $0.9 million during 2012, related to our portfolio realignment initiatives, as compared to $3.3 million in 2011.

•	ERP stabilization – We incurred professional fees of $1.9 million during 2011 to assist with the stabilization of our ERP platform.

RESTRUCTURING AND OTHER INITIATIVES

During 2013, 2012, and 2011, we recorded portfolio realignment initiative costs of $30.7 million, $29.9 million, and $19.2 million, respectively.  During 2012, we incurred costs of $2.3 million related to an organizational change at our corporate headquarters, with no corresponding costs in 2013 or 2011.  During 2012 and 2011, we incurred acquisition and integration-related costs of $0.7 million and $6.5 million, respectively, with no corresponding costs in 2013. See the Financial Highlights section above and Note 2 and Note 4 to the consolidated financial statements for additional information related to these charges.

IMPACT OF INFLATION AND CHANGING PRICES

While we have felt the effects of inflation on our business and results of operations, it has not had a significant impact on our business over the last three years. Inflation can have a long-term impact on our business because increasing costs of materials and labor may impact our ability to maintain satisfactory profit rates. For example, our products are manufactured in other countries, and a decline in the value of the U.S. dollar and the impact of labor shortages in China may result in higher manufacturing costs. Similarly, any potential significant shortage of quantities or increases in the cost of the materials that are used in our manufacturing process, such as leather and other materials or resources, could have a material negative impact on our business and results of operations. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on consumer spending, in which case our net sales and profit rates could decrease. Moreover, increases in inflation may not be matched by increases in income, which also could have a negative impact on consumer spending. If we incur increased costs that are unable to be recovered through price increases, or if consumer spending decreases generally, our business, results of operations, financial condition, and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we expect to pass on some portion of cost increases to our consumers and adjust our business model, as appropriate, to minimize the impact of higher costs. Further discussion of the potential impact of inflation and changing prices is included in Item 1A, Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	February 1, 2014	February 2, 2013	(Decrease) Increase
Borrowings under Credit Agreement	$7.0	$105.0	$(98.0)
Long-term debt - Senior Notes	199.0	198.8	0.2
Total debt	$206.0	$303.8	$(97.8)

Total debt obligations decreased $97.8 million, or 32.2%, to $206.0 million at the end of 2013 compared to $303.8 million at the end of last year due to a decrease in borrowings under our revolving credit agreement. Interest expense in 2013 was $21.3 million compared to $23.0 million in 2012 and $25.4 million in 2011.

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

Interest on borrowings is at variable rates based on the London Interbank Offered Rate (“LIBOR”) or the prime rate, as defined in the Credit Agreement, plus a spread. The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

The Credit Agreement limits the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and merge or acquire or sell assets. In addition, certain additional covenants would be triggered if excess availability were to fall below specified levels, including fixed charge coverage ratio requirements. Furthermore, if excess availability falls below the greater of (i) 15.0% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million for three consecutive business days, or an event of default occurs, the lenders may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of February 1, 2014.

At February 1, 2014, we had $7.0 million in borrowings outstanding and $6.4 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $503.2 million at February 1, 2014.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions, and sales of assets. Proceeds from the sale of TBMC in 2011 and the sale of the Avia and Nevados brands in 2013 were reinvested into our business as allowed by the 2019 Senior Notes. As of February 1, 2014, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Loss on Early Extinguishment of Debt

During 2011, we completed a cash tender offer for the 2012 Senior Notes and called for redemption and repaid the remaining notes that were not tendered. We incurred a loss on the early extinguishment of the 2012 Senior Notes prior to maturity totaling $1.0 million, of which approximately $0.6 million was non-cash.

Working Capital and Cash Flow

	February 1, 2014	February 2, 2013	Increase (Decrease)
Working capital ($ millions) (1)	$405.7	$303.3	$102.4
Debt-to-capital ratio (2)	30.1%	41.6%	(11.5%)
Current ratio (3)	2.05:1	1.64:1

(1)	Working capital has been computed as total current assets less total current liabilities.
(2)

Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit   Agreement. Total capitalization is defined as total debt and total equity.

(3)	The current ratio has been computed by dividing total current assets by total current liabilities.

	2013	2012	(Decrease) Increase in Cash and Cash Equivalents
Net cash provided by operating activities	$104.0	$197.9	$(93.9)
Net cash provided by (used for) investing activities	20.1	(68.7)	88.8
Net cash used for financing activities	(105.8)	(108.8)	3.0
Effect of exchange rate changes on cash and cash equivalents	(4.0)	0.1	(4.1)
Increase in cash and cash equivalents	$14.3	$20.5	$(6.2)

Working capital at February 1, 2014, was $405.7 million, which was $102.4 million higher than at February 2, 2013. Our current ratio increased to 2.05 to 1 at February 1, 2014, from 1.64 to 1 at February 2, 2013. The increase in working capital is primarily attributable to lower borrowings under our revolving credit agreement, higher inventory levels, and an increase in our cash balance and receivables, partially offset by a decrease in current assets – discontinued operations, lower prepaid expenses and other current assets, higher accounts payable, and a decrease in current liabilities –discontinued operations. Our lower balance for the revolving credit agreement is primarily due to our operating cash flows in 2013 and the net proceeds received from the sale of the Avia and Nevados brands in early 2013. Our ratio of debt-to-capital decreased to 30.1% as of February 1, 2014, compared to 41.6% at February 2, 2013, reflecting our $97.8 million decrease in total debt obligations driven by our strong cash provided by operating activities and the sale of the Avia and Nevados brands during 2013. At February 1, 2014, we had $82.5 million of cash and cash equivalents, most of which represented cash and cash equivalents of our foreign subsidiaries.

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash flow from operating activities was $93.9 million lower in 2013 as compared to 2012, reflecting the following factors:

•

An increase in inventories during 2013 compared to a decrease in 2012 due to early purchases of inventory for our spring selling season in addition to lower than anticipated sales during the fourth quarter of 2013 for Famous Footwear;

•	An increase in accounts receivable in 2013 as compared to a decrease in 2012 reflecting higher sales of our Wholesale Operations segment near year-end;
•	A smaller increase in trade accounts payable in 2013 compared to 2012 due to the timing and amount of purchases and payments to vendors;
•	Partially offset by higher net earnings.

Cash provided by investing activities was $88.8 million higher in 2013 than last year, primarily reflecting the proceeds from the sale of American Sporting Goods Corporation. In addition, our purchases of property and equipment were $11.8 million lower in 2013 than last year due to lower costs related to remodeled office space and retail stores in 2013, partially offset by higher costs related to improving our information technology infrastructure. In 2014, we expect purchases of property and equipment and capitalized software of approximately $53 million to $57 million, primarily related to new and remodeled retail stores.

Cash used for financing activities was $3.0 million lower in 2013 than in 2012, primarily due to an increase in the issuance of common stock under our share-based plans and an increase in the tax benefit related to the share-based plans.

We paid dividends of $0.28 per share in each of 2013, 2012, and 2011. The 2013 dividends marked the 91st year of consecutive quarterly dividends. On March 12, 2014, the Board of Directors declared a quarterly dividend of $0.07 per share, payable April 1, 2014, to shareholders of record on March 24, 2014, marking the 365th consecutive quarterly dividend to be paid by the Company. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions, and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

As further discussed in Note 19 to the consolidated financial statements, in February 2014, we purchased the Franco Sarto trademarks for $65.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Revenue Recognition

Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax. Wholesale sales and sales through our internet sites are recorded, net of returns, allowances, and discounts, generally when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through our internet sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier. Reserves for projected merchandise returns, discounts, and allowances are carried based on historical experience and current expectations. Revenue is recognized on license fees related to our owned brand names, where we are the licensor, when the related sales of the licensee are made.

Gift Cards

We sell gift cards to our consumers in our retail stores and through our internet sites. Our gift cards do not have expiration dates or inactivity fees. We recognize revenue from gift cards when (i) the gift card is redeemed by the consumer, or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”), and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. We recognize gift card breakage during the 24-month period following the sale of the gift card, according to our historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. We recognized $0.5 million, $0.5 million, and $0.6 million of gift card breakage in 2013, 2012, and 2011, respectively.

Inventories

Inventories are our most significant asset, representing approximately 48% of total assets at the end of 2013. We value inventories at the lower of cost or market with 93% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

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

We perform physical inventory counts or cycle counts on all merchandise inventory on hand throughout the year and adjust the recorded balance to reflect the results. We record estimated shrinkage between physical inventory counts based on historical results. Inventory shrinkage is included as a component of cost of goods sold.

Income Taxes

We record deferred taxes for the effects of timing differences between financial and tax reporting. These differences relate principally to employee benefit plans, accrued expenses, bad debt reserves, depreciation and amortization, and inventory.

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

At February 1, 2014, we have net operating loss carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

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

For 2013, we reviewed goodwill for impairment utilizing a discounted cash flow analysis. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of our reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expense, capital expenditures, depreciation, amortization and working capital requirements are based on our internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. We also considered assumptions that market participants may use. Both the estimates of the fair value of our reporting units and the allocation of the estimated fair value of the reporting units are based on the best information available to us as of the date of the assessment.

An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized assets and liabilities of the reporting unit. We perform impairment tests during the fourth quarter of each fiscal year unless events indicate an interim test is required. The goodwill impairment testing and other indefinite-lived intangible asset impairment reviews were performed as of the first day of our fourth fiscal quarter and resulted in no impairment charges.

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

Self-Insurance

We are self-insured and/or retain high deductibles for a significant portion of our workers’ compensation, employment practices, health, disability, cyber risk, general liability, automobile and property programs, among others. We purchase varying levels of insurance for losses in excess of our deductibles or self-insured retentions for these categories of loss. At February 1, 2014 and February 2, 2013, self-insurance reserves were $10.9 million and $12.3 million, respectively. We utilize (i) estimates from third-party actuaries and claims adjusters, (ii) statistical analyses of historical data for our industry and our Company and (iii) our own estimates to determine required self-insurance reserves. Our reserves and assumptions are reviewed, monitored and adjusted when warranted by changing circumstances. Actual experience may vary from estimates and result in adjustments to our self-insurance liabilities.

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

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our estimates, including assumptions regarding industry economic factors and business strategies.

Share-based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate, and the term of the option. Stock options generally vest over four years, with 25% vesting annually, and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the respective term of the award, or individual vesting portion of an award. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 15 to the consolidated financial statements.

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

We determine our expense and obligations for retirement and other benefit plans based on assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors, such as turnover, retirement age and mortality, among others. Our assumptions reflect our historical experiences and our best judgment regarding future expectations. Additional information related to our assumptions is as follows:

•

Expected long-term rate of return – The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each asset class. The weighted-average expected rate of return on plan assets used to determine our pension expense for 2013 was 8.25%. A decrease of 50 basis points in the weighted-average expected rate of return on plan assets would impact pension expense by approximately $1.5 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return, and the resulting gain or loss is deferred and recognized into the plans’ expense over time.

•

Discount rate – Discount rates used to measure the present value of our benefit obligations for our pension and other postretirement benefit plans are based on a hypothetical bond portfolio constructed from a subset of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The weighted-average discount rate selected to measure the present value of our benefit obligations under our pension and other postretirement benefit plans was 5.0% for each. A decrease of 50 basis points in the weighted-average discount rate would have increased the projected benefit obligation of the pension and other postretirement benefit plans by approximately $22.8 million and $0.1 million, respectively.

See Note 5 to the consolidated financial statements for additional information related to our retirement and other benefit plans.

Impact of Prospective Accounting Pronouncements

Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as of February 1, 2014.

CONTRACTUAL OBLIGATIONS

The table below sets forth our significant future obligations by time period. Further information on certain of these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of February 1, 2014, include the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Borrowings under Credit Agreement(1)	$7.0	$7.0	$–	$–	$–
Long-term debt(2)	200.0	–	–	–	200.0
Interest on long-term debt(2)	78.4	14.3	28.5	28.5	7.1
Operating lease commitments(3)	631.1	149.8	230.4	125.6	125.3
Minimum license commitments	7.7	7.7	–	–	–
Purchase obligations(4)	660.4	653.3	6.6	0.5	–
Obligations related to restructuring initiatives(5)	1.0	1.0	–	–	–
Other(6)	16.5	1.1	3.1	4.6	7.7
Total(7) (8)	$1,602.1	$834.2	$268.6	$159.2	$340.1

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

(2)

Interest obligations in future periods have been reflected based on our $200.0 million principal value of Senior Notes and a fixed interest rate of 7.125% as of fiscal year ended February 1, 2014. See Note 10 to the consolidated financial statements.

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
(7)

Excludes liabilities of $1.0 million, established pursuant to the provisions of ASC 740, Income Taxes, due to their uncertain nature in timing of payments. See Note 6 to the consolidated financial statements.

(8)

Excludes liabilities of $2.2 million, $1.7 million and $7.8 million for our non-qualified deferred compensation plan, deferred compensation plan for non-employee directors and restricted stock units for non-employee directors, respectively, due to the uncertain nature in timing of payments. See Note 5, Note 13, and Note 15 to the consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected as they are subject to various risks and uncertainties. These risks and uncertainties include, without limitation, the risks detailed in Item 1A, Risk Factors, and those described in other documents and reports filed from time to time with the SEC, press releases, and other communications. We do not undertake any obligation or plan to update these forward-looking statements, even though our situation may change.

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

INTEREST RATES

Our financing arrangements include $7.0 million of outstanding variable rate debt under the Credit Agreement at February 1, 2014. We also have $200.0 million in principal value of Senior Notes, which bear interest at a fixed rate of 7.125%. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

At February 1, 2014, the fair value of our long-term debt is estimated at approximately $210.5 million based upon the pricing of our Senior Notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $5.4 million for our long-term debt at February 1, 2014.

Information appearing under the caption Risk Management and Derivatives in Note 12 and Fair Value Measurements in Note 13 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of February 1, 2014. The effectiveness of our internal control over financial reporting as of February 1, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Brown Shoe Company, Inc.

We have audited Brown Shoe Company, Inc.’s (the Company’s) internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Brown Shoe Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brown Shoe Company, Inc. as of February 1, 2014 and February 2, 2013, and the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended February 1, 2014, and our report dated April 1, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri

April 1, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. (the Company) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at February 1, 2014 and February 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brown Shoe Company, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated April 1, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri

April 1, 2014

Consolidated Balance Sheets

	February 1,	February 2,
($ thousands, except number of shares and per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$82,546	$68,223
Receivables, net of allowances of $21,470 in 2013 and $20,542 in 2012	129,217	111,392
Inventories, net of adjustment to last-in, first-out cost of $3,965 in 2013 and $4,395 in 2012	547,531	503,688
Income taxes	2,919	3,069
Deferred income taxes	471	–
Prepaid expenses and other current assets	29,746	41,661
Current assets - discontinued operations	119	47,109
Total current assets	792,549	775,142
Prepaid pension costs	85,516	54,532
Property and equipment, net	143,560	144,856
Deferred income taxes	1,093	1,461
Goodwill	13,954	13,954
Intangible assets, net	59,719	65,749
Other assets	53,012	63,702
Noncurrent assets - discontinued operations	–	54,577
Total assets	$1,149,403	$1,173,973

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit agreement	$7,000	$105,000
Trade accounts payable	226,602	213,660
Employee compensation and benefits	47,080	48,632
Income taxes	4,350	–
Deferred income taxes	15,512	3,462
Other accrued expenses	85,603	87,810
Current liabilities - discontinued operations	708	13,259
Total current liabilities	386,855	471,823
Other liabilities:
Long-term debt	199,010	198,823
Deferred rent	38,593	33,711
Deferred income taxes	9,371	6,866
Other liabilities	38,212	29,853
Noncurrent liabilities - discontinued operations	–	6,996
Total other liabilities	285,186	276,249
Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	–	–
Common stock, $0.01 par value, 100,000,000 shares authorized; 43,378,279 and
42,896,363 shares outstanding, net of 2,708,516 and 3,190,432 treasury shares in 2013
and 2012, respectively	434	429
Additional paid-in capital	131,398	121,593
Accumulated other comprehensive income	16,676	884
Retained earnings	328,191	302,223
Total Brown Shoe Company, Inc. shareholders’ equity	476,699	425,129
Noncontrolling interests	663	772
Total equity	477,362	425,901
Total liabilities and equity	$1,149,403	$1,173,973

See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2013	2012	2011
Net sales	$2,513,113	$2,477,796	$2,434,766
Cost of goods sold	1,498,825	1,489,221	1,470,270
Gross profit	1,014,288	988,575	964,496
Selling and administrative expenses	909,749	891,666	910,293
Restructuring and other special charges, net	1,262	22,431	23,671
Impairment of assets held for sale	4,660	–	–
Operating earnings	98,617	74,478	30,532
Interest expense	(21,254)	(22,973)	(25,428)
Loss on early extinguishment of debt	–	–	(1,003)
Interest income	377	322	569
Earnings before income taxes from continuing operations	77,740	51,827	4,670
Income tax (provision) benefit	(23,758)	(16,656)	1,421
Net earnings from continuing operations	53,982	35,171	6,091
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax of $5,922, $3,066, $3,059, respectively	(4,574)	(4,437)	4,334
Disposition/impairment of discontinued operations, net of tax of $0, $2,247, and $6,670, respectively	(11,512)	(3,530)	13,965
Net (loss) earnings from discontinued operations	(16,086)	(7,967)	18,299
Net earnings	37,896	27,204	24,390
Net loss attributable to noncontrolling interests	(177)	(287)	(199)
Net earnings attributable to Brown Shoe Company, Inc.	$38,073	$27,491	$24,589

Basic earnings (loss) per common share:
From continuing operations	$1.25	$0.83	$0.15
From discontinued operations	(0.37)	(0.19)	0.42
Basic earnings per common share attributable to Brown Shoe
Company, Inc. shareholders	$0.88	$0.64	$0.57

Diluted earnings (loss) per common share:
From continuing operations	$1.25	$0.83	$0.14
From discontinued operations	(0.37)	(0.19)	0.42
Diluted earnings per common share attributable to Brown Shoe
Company, Inc. shareholders	$0.88	$0.64	$0.56

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

($ thousands)	2013	2012	2011
Net earnings	$37,896	$27,204	$24,390
Other comprehensive income (loss) (“OCI”), net of tax:
Foreign currency translation adjustment	(4,538)	475	207
Pension and other postretirement benefits adjustments,
net of tax	19,529	(9,061)	2,941
Derivative financial instruments, net of tax	819	(155)	387
Other comprehensive income (loss), net of tax	15,810	(8,741)	3,535
Comprehensive income	53,706	18,463	27,925
Comprehensive loss attributable to noncontrolling interests	(109)	(275)	(160)
Comprehensive income attributable to Brown Shoe Company, Inc.	$53,815	$18,738	$28,085

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2013	2012	2011
Operating Activities
Net earnings	$37,896	$27,204	$24,390
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	36,033	34,179	37,331
Amortization of capitalized software	13,047	13,420	13,479
Amortization of intangibles	6,249	7,184	8,301
Amortization of debt issuance costs and debt discount	2,513	2,561	2,338
Loss on early extinguishment of debt	–	–	1,003
Share-based compensation expense	5,567	6,489	5,633
Tax benefit related to share-based plans	(3,439)	(944)	(1,000)
Loss on disposal of facilities and equipment	1,697	3,103	1,560
Impairment charges for facilities and equipment	1,636	4,132	1,871
Impairment of assets held for sale	4,660	–	–
Disposition/impairment of discontinued operations	11,512	3,530	(13,965)
Net loss on sale of subsidiaries	576	–	–
Deferred rent	4,882	1,350	(2,317)
Deferred income taxes provision (benefit)	18,061	(3,555)	(112)
Provision for doubtful accounts	551	360	1,284
Changes in operating assets and liabilities:
Receivables	(17,570)	27,984	(26,298)
Inventories	(44,852)	28,623	3,502
Prepaid expenses and other current and noncurrent assets	3,798	(4,867)	2,286
Trade accounts payable	12,951	32,091	13,660
Accrued expenses and other liabilities	4,389	10,436	(35,117)
Income taxes	2,335	4,323	12,512
Other, net	1,540	334	(2,255)
Net cash provided by operating activities	104,032	197,937	48,086
Investing Activities
Purchases of property and equipment	(43,968)	(55,801)	(27,857)
Capitalized software	(5,235)	(7,928)	(10,707)
Acquisition cost	–	(5,000)	(156,636)
Cash recognized on initial consolidation	–	–	3,121
Net proceeds from sale of subsidiaries	69,347	–	55,350
Net cash provided by (used for) investing activities	20,144	(68,729)	(136,729)
Financing Activities
Borrowings under revolving credit agreement	1,129,000	805,000	1,595,500
Repayments under revolving credit agreement	(1,227,000)	(901,000)	(1,592,500)
Proceeds from issuance of 2019 Senior Notes	–	–	198,633
Redemption of 2012 Senior Notes	–	–	(150,000)
Dividends paid	(12,105)	(12,011)	(12,076)
Debt issuance costs	–	–	(6,428)
Acquisition of treasury stock	–	–	(25,484)
Issuance of common stock under share-based plans, net	804	(1,700)	918
Tax benefit related to share-based plans	3,439	944	1,000
Contributions by noncontrolling interests	50	–	378
Net cash (used for) provided by financing activities	(105,812)	(108,767)	9,941
Effect of exchange rate changes on cash and cash equivalents	(4,041)	100	(164)
Increase (decrease) in cash and cash equivalents	14,323	20,541	(78,866)
Cash and cash equivalents at beginning of year	68,223	47,682	126,548
Cash and cash equivalents at end of year	$82,546	$68,223	$47,682

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

						Total
				Accumulated		Brown Shoe
			Additional	Other		Company, Inc.	Non-
($ thousands, except number of	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’	controlling	Total
shares and per share amounts)	Shares	Dollars	Capital	Income	Earnings	Equity	Interests	Equity
BALANCE JANUARY 29, 2011	43,911,286	$439	$134,270	$6,141	$274,230	$415,080	$829	$415,909
Net earnings					24,589	24,589	(199)	24,390
Foreign currency translation adjustment				168		168	39	207
Unrealized gains on derivative financial
instruments, net of tax of $161				387		387		387
Pension and other postretirement benefits
adjustments, net of tax of $1,555				2,941		2,941		2,941
Comprehensive income						28,085	(160)	27,925
Dividends ($0.28 per share)					(12,076)	(12,076)		(12,076)
Contributions by noncontrolling interests							378	378
Stock issued under employee and director
benefit and restricted stock plans	559,401	6	425			431		431
Acquisition of treasury stock	(2,500,000)	(25)	(25,459)			(25,484)		(25,484)
Tax benefit related to share-based plans			1,000			1,000		1,000
Share-based compensation expense			5,633			5,633		5,633
BALANCE JANUARY 28, 2012	41,970,687	$420	$115,869	$9,637	$286,743	$412,669	$1,047	$413,716
Net earnings					27,491	27,491	(287)	27,204
Foreign currency translation adjustment				463		463	12	475
Unrealized loss on derivative financial
instruments, net of tax of $33				(155)		(155)		(155)
Pension and other postretirement benefits
adjustments, net of tax of $5,777				(9,061)		(9,061)		(9,061)
Comprehensive income						18,738	(275)	18,463
Dividends ($0.28 per share)					(12,011)	(12,011)		(12,011)
Stock issued under employee and director
benefit and restricted stock plans	925,676	9	(1,709)			(1,700)		(1,700)
Tax benefit related to share-based plans			944			944		944
Share-based compensation expense			6,489			6,489		6,489
BALANCE FEBRUARY 2, 2013	42,896,363	$429	$121,593	$884	$302,223	$425,129	$772	$425,901
Net earnings					38,073	38,073	(177)	37,896
Foreign currency translation adjustment				(4,556)		(4,556)	18	(4,538)
Unrealized gain on derivative financial
instruments, net of tax of $289				819		819		819
Pension and other postretirement benefits
adjustments, net of tax of $12,319				19,529		19,529		19,529
Comprehensive income						53,865	(159)	53,706
Dividends ($0.28 per share)					(12,105)	(12,105)		(12,105)
Contributions by noncontrolling interests							50	50
Stock issued under employee and director
benefit and restricted stock plans	481,916	5	799			804		804
Tax benefit related to share-based plans			3,439			3,439		3,439
Share-based compensation expense			5,567			5,567		5,567
BALANCE FEBRUARY 1, 2014	43,378,279	$434	$131,398	$16,676	$328,191	$476,699	$663	$477,362

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Brown Shoe Company, Inc. (the “Company”), founded in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler. The Company’s shares are traded under the “BWS” symbol on the New York Stock Exchange.

The Company provides a broad offering of licensed, branded, and private-label casual, dress, and athletic footwear products to women, men, and children. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,223 retail shoe stores in the United States, Canada, and Guam primarily under the Famous Footwear and Naturalizer names. In addition, through its Wholesale Operations segment, the Company designs, sources, and markets footwear to retail stores domestically and internationally, including national chains, department stores, mass merchandisers, independent retailers, online retailers, and catalogs. In 2013,  approximately 70% of the Company’s net sales were at retail compared to 71% in 2012, and 70% in 2011. See Note 7 for additional information regarding the Company’s business segments.

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

Accounting Period

The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2013, 2012, and 2011 ended on February 1, 2014, February 2, 2013, and January 28, 2012, respectively. Fiscal year 2012 included 53 weeks and fiscal years 2013 and 2011 each included 52 weeks. The impact of the 53rd week in 2012 was an increase to net sales at our retail segments of approximately $21.2 million. The net earnings impact of the 53rd week was immaterial to 2012.

Basis of Presentation

Certain prior-period amounts on the consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings attributable to Brown Shoe Company, Inc.

The consolidated statement of cash flows includes the cash flows from operating, financing, and investing activities of both continuing operations and discontinued operations.  All other financial information is reported on a continuing operations basis, unless otherwise noted. Refer to Note 2 to the consolidated financial statements for discussion regarding discontinued operations.

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

Receivables

The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings, and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past-due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. The Company recognized a provision for doubtful accounts of $0.6 million in 2013, $1.3 million in 2012, and $1.0 million in 2011.

Customer allowances represent reserves against our wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions, and co-op advertising allowances. We estimate the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels, and other performance indicators of our major retail customers. Product returns and customer deductions are estimated using historical experience and anticipated future trends. Co-op advertising allowances are estimated based on customer agreements. The Company recognized a provision for customer allowances of $45.1 million in 2013, $44.8 million in 2012, and $48.4 million in 2011.

Customer discounts represent reserves against our accounts receivable for discounts that our wholesale customers may take based on meeting certain order, payment, or return guidelines. We estimate the reserves needed for customer discounts based upon customer net sales and respective agreement terms. The Company recognized a provision for customer discounts of $4.8 million in 2013, $4.3 million in 2012, and $3.5 million in 2011.

Inventories

All inventories are valued at the lower of cost or market with 93% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $4.0 million and $4.4 million higher at February 1, 2014 and February 2, 2013, respectively. Substantially all inventory is finished goods.

The costs of inventory, inbound freight and duties, markdowns, shrinkage, and royalty expense are classified in cost of goods sold. Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $75.1 million, $72.0 million, and $66.1 million in 2013, 2012, and 2011, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred. Such sourcing and procurement costs totaled $20.2 million, $21.9 million, and $21.7 million in 2013, 2012, and 2011, respectively.

The Company applies judgment in valuing inventories by assessing the net realizable value of inventories based on current selling prices. At the Famous Footwear segment, markdowns are recognized when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes the gross profit rate at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At the Company’s other segments, generally markdown reserves reduce the carrying values of inventories to a level where, upon sale of the product, the Company will realize its normal gross profit rate. The Company believes these policies reflect the difference in operating models between Famous Footwear and other segments. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The other segments rely on permanent price reductions to clear slower-moving inventory.

Markdowns are recorded to reflect expected adjustments to sales prices. In determining markdowns, management considers current and recently recorded sales prices, the length of time the product is held in inventory, and quantities of various product styles contained in inventory, among other factors. The ultimate amount realized from the sale of certain products could differ from management estimates. The Company performs physical inventory counts or cycle counts on all merchandise inventory on hand throughout the year and adjusts the recorded balance to reflect the results. The Company records estimated shrinkage between physical inventory counts based on historical results.

Computer Software Costs

The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $45.6 million and $53.3 million of computer software costs as of February 1, 2014 and February 2, 2013, respectively, which are net of accumulated amortization of $79.9 million and $69.2 million as of the end of the respective periods.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest Expense

Interest expense includes interest for borrowings under both the Company’s short-term and long-term debt. Interest expense includes fees paid under the short-term revolving credit agreement for the unused portion of its line of credit. Interest expense also includes the amortization of deferred debt issuance costs and debt discount as well as the accretion of certain discounted noncurrent liabilities.

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

The Company reviewed goodwill for impairment utilizing a discounted cash flow analysis. A fair value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the Company’s reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates, and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of goodwill is determined using an estimate of future cash flows of the reporting units and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expense, capital expenditures, depreciation, amortization, and working capital requirements are based on the Company's internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting units directly resulting from the use of its assets in its operations. The Company also considered assumptions that market participants may use.  Both the estimates of the fair value of the Company's reporting units and the allocation of the estimated fair value of the reporting units are based on the best information available to the Company's management as of the date of the assessment.

The Company performs impairment tests as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required. The indefinite-lived intangible asset impairment reviews performed as of the first day of the Company’s fourth fiscal quarter resulted in no impairment charges. Based on the results of the Company’s most recent goodwill impairment test, the fair value of the Wholesale Operations reporting unit exceeded its carrying value and therefore, no impairment was recognized. As of February 1, 2014, the goodwill allocated to the Wholesale Operations reporting unit was $14.0 million. Other definite-lived intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

Self-Insurance Reserves

The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, employment practices, health, disability, cyber risk, general liability, automobile, and property programs, among others. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry, and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on available information as of February 1, 2014, the Company believes it has provided adequate reserves for its self-insurance exposure. As of February 1, 2014 and February 2, 2013, self-insurance reserves were $10.9 million and $12.3 million, respectively.

Revenue Recognition

Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax. Wholesale sales and sales through the Company’s internet sites are recorded, net of returns, allowances and discounts, generally when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through the Company’s internet sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon delivery to the carrier. Reserves for projected merchandise returns, discounts, and allowances are determined based on historical experience and current expectations. Revenue is recognized on license fees related to Company-owned brand-names, where the Company is the licensor, when the related sales of the licensee are made.

Gift Cards

The Company sells gift cards to its consumers in its retail stores and through its internet sites. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. The Company recognized $0.5 million of gift card breakage in 2013 and 2012 and $0.6 million in 2011.

Loyalty Program

The Company maintains a loyalty program (“Rewards”) for Famous Footwear stores in which consumers earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, consumers are issued a savings certificate, which they may redeem for purchases at Famous Footwear stores. In addition to the savings certificates, the Company also offers exclusive member mailings that offer additional incentives to purchase. Savings certificates earned must be redeemed within stated expiration dates. The value of points and rewards earned by Famous Footwear’s Rewards program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates. Approximately 70% of net sales in the Company’s Famous Footwear segment were made to its Rewards members in 2013, compared to 66% in 2012, and 62% in 2011.

Store Closing and Impairment Charges

The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable. After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores indicated as impaired are written down to fair value using primarily a discounted cash flow method. The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $1.6 million in 2013,  $4.1 million in 2012, and $1.9 million in 2011.

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

Total advertising and marketing expense was $82.2 million, $83.0 million, and $90.8 million in 2013, 2012, and 2011, respectively. In 2013, 2012, and 2011, these costs were offset by co-op advertising allowances recovered by the Company’s retail divisions of $7.8 million, $7.1 million, and $6.3 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $8.3 million in 2013, $8.1 million in 2012, and $8.2 million in 2011. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $2.0 million and $2.1 million at February 1, 2014 and February 2, 2013, respectively.

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

Operating Leases

The Company leases its store premises and certain distribution centers under operating leases. Approximately one-half of the leases entered into by the Company include options that allows the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions.

Contingent Rentals

Many of the leases covering retail stores require contingent rentals in addition to the minimum monthly rental charge based on retail sales volume. The Company records expense for contingent rentals during the period in which the retail sales volume exceeds the respective targets.

Construction Allowances Received From Landlords

At the time its retail facilities are initially leased, the Company often receives consideration from landlords to be applied against the cost of leasehold improvements necessary to open the store. The Company treats these construction allowances as a lease incentive. The allowances are recorded as a deferred rent obligation and amortized to income over the lease term as a reduction of rent expense. The allowances are reflected as a component of other accrued expenses and deferred rent on the consolidated balance sheets.

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

Preopening Costs

Preopening costs associated with opening retail stores, including payroll, supplies, and facility costs, are expensed as incurred.

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

Pension and Other Postretirement Benefits Adjustments

The Company determines the expense and obligations for retirement and other benefit plans using assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases, and certain employee-related factors.  The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive income in total Brown Shoe Company, Inc. shareholders’ equity.  The gain or loss is recognized into the plans’ expense over time. See additional information related to pension and other postretirement benefits in Note 5 and Note 14 to the consolidated financial statements.

Derivative Financial Instruments

The Company recognizes all derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and may enter into derivative transactions as it deems necessary. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. See additional information related to derivative financial instruments in Note 12, Note 13, and Note 14 to the consolidated financial statements.

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

The Company’s purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of the Company’s estimates, including assumptions regarding industry economic factors and business strategies.

Share-based Compensation

The Company has share-based incentive compensation plans under which certain officers, employees, and members of the Board of Directors are participants and may be granted stock option, restricted stock, and stock performance awards. Additionally, share-based grants may be made to non-employee members of the Board of Directors in the form of cash-equivalent restricted stock units (“RSUs”) at no cost to the non-employee member of the Board of Directors. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values. The fair value of stock options is calculated using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate, and the expected term of the option. Stock options generally vest over four years, with 25% vesting annually, and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for restricted stock is based on the fair value of the restricted stock on the date of grant and is recognized on a straight-line basis generally over a four-year vesting period. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the respective term of the award, or individual vesting portion of an award. Expense for the initial grant of RSUs is recognized ratably over the one-year vesting period based upon the fair value of the RSUs, as remeasured at the end of each period. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 15 to the consolidated financial statements.

Impact of New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net earnings are presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income, but only if the amount is required under accounting principles generally accepted in the United States ("U.S. GAAP") to be reclassified to net earnings in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net earnings, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. The Company adopted this guidance on February 3, 2013. See Note 14 to the consolidated financial statements for additional information.

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

2.	DISCONTINUED OPERATIONS

The Company’s discontinued operations include The Basketball Marketing Company, Inc. (“TBMC”), the Avia and Nevados brands of American Sporting Goods Corporation, the Etienne Aigner brand, and the Vera Wang brand. The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, Presentation of Financial Statements –Discontinued Operations.

In aggregate, discontinued operations include net sales of $26.3 million, $120.3 million, and $167.8 million in 2013, 2012, and 2011, respectively.  Discontinued operations include a loss before income taxes of $10.5 million and $7.5 million in 2013 and 2012, respectively, and earnings before income taxes of $7.4 million in 2011.  In addition, discontinued operations include a net loss on disposition/impairment of $11.5 million and $3.5 million in 2013 and 2012, respectively, and a net gain on disposition/impairment of $14.0 million in 2011.

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

The Company purchased American Sporting Goods Corporation, comprised of Avia, Nevados, Ryka, AND 1, and other businesses, on February 17, 2011 and subsequently sold AND 1 during fiscal 2011, as further described below. The Avia and Nevados businesses were sold under the Stock Purchase Agreement and the Company retained, and is operating, Ryka and other businesses. In this document, “ASG” refers to the subsidiary disposed on May 14, 2013, including the Avia and Nevados brands and excluding the Ryka brand and other retained businesses.

The Company received $60.3 million in cash and a promissory note of $12.0 million at closing, from the sale of stock, the sale of inventory, and for the provision of transitional services, less working capital adjustments. The promissory note was due November 14, 2013, earned interest at a 3% annual rate, and was secured by a guarantee by American Sporting Goods Corporation and a lien on certain assets of ASG.  In accordance with the terms of the promissory note, the Company received a payment of $12.2 million on November 14, 2013, representing the note principal and accrued interest.

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

ASG was previously included in the Wholesale Operations segment.  Discontinued operations include net sales of $20.3 million, $77.6 million, and $98.1 million in 2013, 2012, and 2011, respectively.  Discontinued operations include losses before income taxes of $1.6 million and $7.1 million in 2013 and 2012, respectively, and earnings before income taxes of $1.8 million in 2011.

Vera Wang

During the first quarter of 2013, the Company communicated its intention not to renew the Vera Wang license agreement. The results of Vera Wang were previously included in the Wholesale Operations segment.  Discontinued operations include net sales of $5.7 million, $14.8 million, and $21.8 million in 2013, 2012, and 2011, respectively.  Discontinued operations include losses before income taxes of  $1.9 million in 2013, $1.8 million in 2012 and earnings before income taxes of $1.4 million in 2011.

Etienne Aigner

During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. On April 29, 2013, an agreement to resolve the dispute was reached, pursuant to which the Company agreed to pay Etienne Aigner $6.5 million. The results of Etienne Aigner were previously included in the Wholesale Operations segment.  Discontinued operations included net sales of $0.3 million, $27.9 million and $28.1 million in 2013, 2012, and 2011, respectively.  It also included losses before income taxes of $7.0 million in 2013 and earnings before income taxes of $1.4 million and $1.2 million in 2012 and 2011, respectively.  As a result of the termination of the license agreement in 2012, the Company recorded an impairment charge of $5.8 million ($3.5 million on an after-tax basis, or $0.08 per diluted share) to reduce the value of the license intangible asset to zero.

The Basketball Marketing Company, Inc.

On October 25, 2011, the Company sold TBMC for $55.4 million in cash. TBMC markets and sells footwear bearing the AND 1 brand-name and was acquired in the Company’s February 17, 2011 acquisition of American Sporting Goods Corporation. In conjunction with the sale, the Company recorded a gain of $20.6 million ($14.0 million after-tax, or $0.32 per diluted share), which is reflected in the consolidated statements of earnings as a component of discontinued operations.

TBMC was previously included in the Wholesale Operations segment.  Discontinued operations included net sales and earnings before income taxes of $19.7 million and $3.0 million, respectively, in 2011.

Assets and liabilities of discontinued operations at February 1, 2014 and February 2, 2013 were as follows:

	February 1,	February 2,
($ thousands)	2014	2013

Assets of Discontinued Operations
Current assets
Receivables, net	$–	$14,291
Inventories, net	111	29,587
Prepaid expenses and other current assets	8	3,231
Current assets - discontinued operations	119	47,109
Other assets	–	419
Goodwill	–	25,650
Intangible assets, net	–	27,275
Property and equipment, net	–	1,233
Noncurrent assets - discontinued operations	–	54,577
Total assets - discontinued operations	$119	$101,686

Liabilities of Discontinued Operations
Current liabilities
Trade accounts payable	$139	$9,082
Other accrued expenses	569	4,177
Current liabilities - discontinued operations	708	13,259
Other liabilities	–	6,996
Noncurrent liabilities - discontinued operations	–	6,996
Total liabilities - discontinued operations	$708	$20,255

(

(Loss) earnings from discontinued operations, net of tax, for 2013, 2012, and 2011 were as follows:

($ thousands)	2013	2012	2011
Net sales	$26,318	$120,269	$167,753
Cost of goods sold	19,927	98,485	127,828
Gross profit	6,391	21,784	39,925
Selling and administrative expenses	6,103	27,291	31,895
Restructuring and other special charges, net	10,768	1,587	–
Operating (loss) earnings	(10,480)	(7,094)	8,030
Interest expense	16	409	712
Interest income	–	–	(75)
(Loss) earnings before income taxes from discontinued operations	(10,496)	(7,503)	7,393
Income tax benefit (provision)	5,922	3,066	(3,059)
(Loss) earnings from discontinued operations, net of tax	$(4,574)	$(4,437)	$4,334

3.	EARNINGS PER SHARE

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

(in thousands, except per share amounts)	2013	2012	2011

NUMERATOR
Net earnings from continuing operations	$53,982	$35,171	$6,091
Net loss attributable to noncontrolling interests	177	287	199
Net earnings allocated to participating securities	(2,304)	(1,757)	(416)
Net earnings from continuing operations	51,855	33,701	5,874

Net (loss) earnings from discontinued operations	(16,086)	(7,967)	18,299
Net loss (earnings) allocated to participating securities	687	392	(781)
Net (loss) earnings from discontinued operations	(15,399)	(7,575)	17,518
Net earnings attributable to Brown Shoe Company, Inc. after
allocation of earnings to participating securities	$36,456	$26,126	$23,392

DENOMINATOR
Denominator for basic continuing and discontinued earnings per
common share attributable to Brown Shoe Company, Inc. shareholders	41,356	40,659	41,126
Dilutive effect of share-based awards for continuing operations
and discontinued operations	297	135	542
Denominator for diluted continuing and discontinued earnings
per common share attributable to Brown Shoe Company, Inc. shareholders	41,653	40,794	41,668

Basic earnings (loss) per common share:
From continuing operations	$1.25	$0.83	$0.15
From discontinued operations	(0.37)	(0.19)	0.42
Basic earnings per common share attributable to Brown Shoe
Company, Inc. shareholders	$0.88	$0.64	$0.57

Diluted earnings (loss) per common share:
From continuing operations	$1.25	$0.83	$0.14
From discontinued operations	(0.37)	(0.19)	0.42
Diluted earnings per common share attributable to Brown Shoe
Company, Inc. shareholders	$0.88	$0.64	$0.56

Options to purchase  86,247,  998,701 and 1,415,696 shares of common stock in 2013, 2012, and 2011, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

4.	RESTRUCTURING AND OTHER INITIATIVES

Portfolio Realignment

The Company's portfolio realignment efforts include the sale of ASG; the sale of the AND 1 division (TBMC, which was acquired with American Sporting Goods Corporation); exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license in accordance with agreement terms, and other infrastructure changes. These portfolio realignment efforts began in 2011 and are substantially complete.  Expenses for these initiatives are reflected in both continuing operations and discontinued operations.

The following is a summary of the Company’s portfolio realignment expense for our continuing and discontinued operations:

	2013			2012			2011
($ millions, except per share data)	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share
Continuing Operations
Business exits and cost reductions	$1.2	$0.8	$0.02	$21.9	$14.3	$0.33	$19.2	$12.0	$0.28
Non-cash impairments/dispositions	4.7	4.7	0.11	–	–	–	–	–	–
Total Continuing Operations	5.9	5.5	0.13	21.9	14.3	0.33	19.2	12.0	0.28
Discontinued Operations
Business exits and cost reductions	13.3	6.4	0.13	2.2	1.5	0.04	–	–	–
Non-cash impairments/dispositions	11.5	11.5	0.27	5.8	3.5	0.08	–	–	–
Total Discontinued Operations	24.8	17.9	0.40	8.0	5.0	0.12	–	–	–
Total	$30.7	$23.4	$0.53	$29.9	$19.3	$0.45	$19.2	$12.0	$0.28

The business exits and cost reductions associated with continuing operations were recorded within restructuring and other special charges, net and cost of goods sold in the consolidated statements of earnings.  The business exits and cost reductions associated with discontinued operations were recorded within (loss) earnings from discontinued operations, net of tax, in the consolidated statements of earnings.  The non-cash impairments/dispositions of the Company’s continuing operations were recorded within impairment of assets held for sale in the consolidated statements of earnings.  The non-cash impairments/dispositions of the Company’s discontinued operations were recorded within disposition/impairment of discontinued operations, net of tax in the consolidated statements of earnings.  The non-cash impairments/dispositions are included in Other in the following table.

All of the $5.9 million of expenses for portfolio realignment that were recorded in continuing operations during 2013 were included in the Wholesale Operations segment.  Of the $21.9 million incurred during 2012, $9.2 million was included in the Wholesale Operations segment, $7.8 million was included in the Famous Footwear segment, $4.1 million was included in the Specialty Retail segment and $0.8 million was included in the Other segment.  Of the $19.2 million incurred during 2011, $12.1 million was recorded in the Wholesale Operations segment, $3.3 million was recorded in the Other segment, $2.8 million was recorded in the Famous Footwear segment and $1.0 million was recorded in the Specialty Retail segment.

In conjunction with the sale of TBMC in 2011, the Company recorded a gain of $20.6 million ($14.0 million on an after-tax basis, or $0.32 per diluted share), which is recorded within disposition/impairment of discontinued operations, net of tax in the consolidated statements of earnings.

The following is a summary of the charges and settlements by category of costs:

						Total by Classification
($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total	Continuing Operations	Discontinued Operations
Original charges and reserve balance	$8.9	$6.1	$1.4	$2.8	$19.2	$19.2	$–
Amounts settled in 2011	(3.1)	(4.5)	(0.1)	(1.5)	(9.2)	(9.2)	–
Reserve balance at January 28, 2012	$5.8	$1.6	$1.3	$1.3	$10.0	$10.0	$–
Additional charges in 2012	6.0	3.1	11.4	9.4	29.9	21.9	8.0
Amounts settled in 2012	(10.1)	(4.5)	(9.4)	(10.4)	(34.4)	(26.6)	(7.8)
Reserve balance at February 2, 2013	$1.7	$0.2	$3.3	$0.3	$5.5	$5.3	$0.2
Additional charges in 2013	2.6	2.7	0.1	25.3	30.7	5.9	24.8
Amounts settled in 2013	(3.3)	(2.9)	(2.0)	(25.6)	(33.8)	(9.7)	(24.1)
Reserve balance at February 1, 2014	$1.0	$–	$1.4	$–	$2.4	$1.5	$0.9

Sale of Sourcing and Supply Chain Assets

On April 30, 2013, the Company entered into an agreement to sell certain of its supply chain and sourcing assets (“Sale Agreement”)  for $9.0 million, including $1.5 million in cash and a $7.5 million promissory note, subject to working capital adjustments. The sale closed during the second quarter of 2013. In anticipation of this transaction, the Company recognized an impairment charge in the first quarter of 2013 of $4.7 million to adjust the assets to their estimated fair value.  The promissory note requires installments over two years with the first payment of $3.0 million due no later than 45 days from the closing date and the remaining balance payable in eight quarterly payments of $0.6 million, subject to working capital adjustments, plus accrued interest of 5%, compounded monthly, starting no later than three months after the closing date. During 2013, the Company received $4.2 million of installment payments in accordance with the terms of the promissory note. As part of the Sale Agreement, the Company agreed to purchase a minimum of four million pairs of shoes each year for the next two years at market pricing, which can be fulfilled from a defined group of facilities owned by the purchaser.

Acquisition and Integration Related Costs

On February 17, 2011, the Company entered into a Stock Purchase Agreement with American Sporting Goods Corporation’s stockholders, pursuant to which the Company acquired all of the outstanding capital stock of American Sporting Goods Corporation. During 2013, the Company incurred no acquisition or integration related costs associated with the American Sporting Goods Corporation acquisition. During 2012, the Company incurred integration related costs totaling $0.7 million ($0.4 million on an after-tax basis, or $0.01 per diluted share). During 2011, the Company incurred acquisition and integration related costs totaling $6.5 million ($4.5 million on an after-tax basis, or $0.11 per diluted share). Of the $6.5 million costs recorded during 2011, $4.0 million was recorded in the Other segment and $2.5 million was reflected within the Wholesale Operations segment. In 2011, $2.9 million of the American Sporting Goods Corporation acquisition and integration costs related to severance. All of the expenses incurred in 2012 were recorded within (loss) earnings from discontinued operations, net of tax, in the consolidated statements of earnings and all of the expenses incurred in 2011 were recorded as a component of restructuring and other special charges, net. See Note 2 to the consolidated financial statements for further information.

Organizational Change

During 2012, the Company incurred costs of $2.3 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) related to an organizational change at the corporate headquarters. These costs were recognized as restructuring and other special charges, net and included in the Other segment. No organizational change costs were incurred during 2013 or 2011.

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

The Company also maintains an unfunded Supplemental Executive Retirement Plan (“SERP”). As of February 1, 2014, the projected benefit obligation of this plan was $9.2 million and the accumulated benefit obligation was $7.2 million.

In addition to providing pension benefits, the Company sponsors unfunded defined benefit postretirement life insurance plans that cover both salaried and hourly employees who became eligible for benefits by January 1, 1995. The life insurance plans provide coverage of up to twenty-thousand dollars for qualifying retired employees.

Benefit Obligations

The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

			Other Postretirement
	Pension Benefits		Benefits
($ thousands)	2013	2012	2013	2012
Benefit obligation at beginning of year	$290,534	$261,459	$3,207	$3,485
Service cost	10,638	11,523	–	–
Interest cost	13,241	12,727	55	148
Plan participants’ contribution	12	12	19	13
Plan amendments	99	–	–	–
Actuarial (gain) loss	(23,442)	16,259	(2,055)	(236)
Benefits paid	(11,107)	(11,464)	(107)	(203)
Foreign exchange rate changes	(11)	18	–	–
Benefit obligation at end of year	$279,964	$290,534	$1,119	$3,207

The accumulated benefit obligation for the United States pension plans was $256.0 million and $263.8 million as of February 1, 2014 and February 2, 2013, respectively. The accumulated benefit obligation for the Canadian pension plans was $4.7 million and $4.9 million as of February 1, 2014 and February 2, 2013, respectively.

			Other Postretirement
	Pension Benefits		Benefits
Weighted–average assumptions used to determine benefit
obligations, end of year	2013	2012	2013	2012
Discount rate	5.00%	4.50%	5.00%	4.50%
Rate of compensation increase	3.00%	3.50%	N/A	N/A

Plan Assets

Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”). The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations. This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining a 70% equity commitment, managing an equity overlay strategy. The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments. The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines. The Company’s overall investment strategy is to achieve a mix of approximately 95% of investments for long-term growth and 5% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for plan assets for 2014 are 70% equities and 30% debt securities. Allocations may change periodically based upon changing market conditions. Equities did not include any Company stock at February 1, 2014 or February 2, 2013.

Assets of the Canadian pension plans, which total approximately $5.4 million at February 1, 2014, were invested 57% in equity funds, 38% in bond funds and 5% in money market funds. The Canadian pension plans did not include any Company stock as of February 1, 2014 or February 2, 2013.

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

•

Investments in corporate stocks – common, U.S. government securities, mutual fund, money market funds, real estate investment trusts, and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency.

•

Corporate debt instruments and interest rate swap agreements are valued at fair value based on vendor-quoted pricing for which inputs are observable and can be corroborated; therefore, these are classified within Level 2 of the fair value hierarchy.

•

The unallocated insurance contract is valued at contract value, which approximates fair value; therefore, this contract is classified within Level 3 of the fair value hierarchy. The unallocated insurance contract fair value was $0.1 million as of both February 1, 2014 and February 2, 2013.

•

In 2012, the limited partnership investment represented the pension plan’s undivided interest in a limited partnership. The limited partnership invested primarily in a diversified portfolio of equity securities of U.S. and non-U.S. issuers whose fair values were based on unadjusted quoted market prices in active markets with sufficient volume and frequency. Limited partnership assets were allocated to the pension plan by assigning the pension plan transactions that were specifically identified and allocating non-specific transactions in proportion to the pension plan’s beneficial interest in the limited partnership. This contract is classified within Level 2 of the fair value hierarchy.

•	The other pension plan assets, with a fair value of $0.4 million as of February 1, 2014, are not priced and therefore are classified within Level 3 of the fair value hierarchy.

The fair values of the Company’s pension plan assets at February 1, 2014 by asset category are as follows:

		Fair Value Measurements at February 1, 2014
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Money market funds	$14,038	$14,038	$–	$–
U.S. government securities	73,813	73,813	–	–
Mutual fund	27,376	27,376	–	–
Real estate investment trusts	105	105	–	–
Corporate debt instruments	29,783	–	29,783	–
Corporate stocks – common	212,211	212,211	–	–
S&P 500 Index options	(1,343)	(1,343)	–	–
Interest rate swap agreements	(131)	–	(131)	–
Unallocated insurance contract	82	–	–	82
Other	386	–	–	386
Total	$356,320	$326,200	$29,652	$468

The fair values of the Company’s pension plan assets at February 2, 2013 by asset category are as follows:

		Fair Value Measurements at February 2, 2013
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Money market funds	$4,729	$4,729	$–	$–
U.S. government securities	59,342	59,342	–	–
Mutual fund	75,168	75,168	–	–
Limited partnership	35,982	–	35,982	–
Real estate investment trusts	3,239	3,239	–	–
Corporate debt instruments	28,357	–	28,357	–
Corporate stocks – common	136,275	136,275	–	–
S&P 500 Index options	(2,495)	(2,495)	–	–
Interest rate swap agreements	(4,258)	–	(4,258)	–
Unallocated insurance contract	106	–	–	106
Total	$336,445	$276,258	$60,081	$106

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

			Other Postretirement
	Pension Benefits		Benefits
($ thousands)	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$336,445	$321,299	$–	$–
Actual return on plan assets	30,628	26,167	–	–
Employer contributions	331	413	88	190
Plan participants’ contributions	12	12	19	13
Benefits paid	(11,107)	(11,464)	(107)	(203)
Foreign exchange rate changes	11	18	–	–
Fair value of plan assets at end of year	$356,320	$336,445	$–	$–

Funded Status

The over-funded status as of February 1, 2014 and February 2, 2013, for pension benefits was $76.3 million and $45.9 million, respectively. The under-funded status as of February 1, 2014 and February 2, 2013, for other postretirement benefits was $1.1 million and $3.2 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

			Other Postretirement
	Pension Benefits		Benefits
($ thousands)	2013	2012	2013	2012
Prepaid pension costs (noncurrent asset)	$85,561	$54,532	$–	$–
Accrued benefit liabilities (current liability)	(1,002)	(1,191)	(105)	(311)
Accrued benefit liabilities (noncurrent liability)	(8,203)	(7,430)	(1,014)	(2,896)
Net amount recognized at end of year	$76,356	$45,911	$(1,119)	$(3,207)

The projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	the Fair Value		the Fair Value
	of Plan Assets		of Plan Assets
($ thousands)	2013	2012	2013	2012
End of Year
Projected benefit obligation	$9,205	$8,393	$9,205	$8,393
Accumulated benefit obligation	7,180	6,872	7,180	6,872
Fair value of plan assets	–	–	–	–

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive (income) loss that have not yet been recognized as components of net periodic benefit (income) cost at February 1, 2014 and February 2, 2013, and the expected amortization of the February 1, 2014 amounts as components of net periodic benefit cost (income) for the year ended January 31, 2015, are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2013	2012	2013	2012
Components of accumulated other comprehensive
(income) loss, net of tax:
Net actuarial (gain) loss	$(12,065)	$6,475	$(1,628)	$(587)
Net prior service cost	111	59	–	–
Net transition asset	–	–	–	–
	$(11,954)	$6,534	$(1,628)	$(587)

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2014		2014
Expected amortization, net of tax:
Amortization of net actuarial losses		$82		$208
Amortization of net prior service cost		20		–
Amortization of net transition asset		–		–
		$102		$208

Net Periodic Benefit Cost

Net periodic benefit cost (income)  for 2013, 2012, and 2011 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2013	2012	2011	2013	2012	2011
Service cost	$10,638	$11,523	$9,256	$–	$–	$–
Interest cost	13,241	12,727	12,533	55	148	176
Expected return on assets	(24,773)	(25,073)	(20,741)	–	–	–
Amortization of:
Actuarial loss (gain)	954	204	400	(351)	(82)	(99)
Prior service cost	13	13	(8)	–	–	–
Net transition asset	–	(43)	(47)	–	–	–
Settlement cost	–	–	2,100	–	–	–
Total net periodic benefit cost (income)	$73	$(649)	$3,493	$(296)	$66	$77

Weighted-average assumptions used to determine net cost (income):

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.50%	4.75%	5.75%	4.50%	4.75%	5.75%
Rate of compensation increase	3.50%	3.50%	4.00%	N/A	N/A	N/A
Expected return on plan assets	8.25%	8.25%	8.50%	N/A	N/A	N/A

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

Expected Cash Flows

Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
				Other
				Postretirement
($ thousands)	Funded Plans	SERP	Total	Benefits
Employer Contributions
2014 expected contributions to plan trusts	$185	$–	$185	$–
2014 expected contributions to plan participants	–	1,002	1,002	105
Expected Benefit Payments
2014	$10,465	$1,002	$11,467	$105
2015	10,969	2,840	13,809	98
2016	11,613	84	11,697	92
2017	12,232	3,756	15,988	86
2018	13,000	702	13,702	80
2019 – 2023	75,763	7,347	83,110	312

Defined-Contribution Plans

The Company’s domestic defined-contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus. The Company’s expense for this plan was $3.4 million in both 2013 and 2012, and $4.1 million in 2011.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.2 million in 2013 and $0.3 million in both 2012 and 2011.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan of $2.2 million and $1.4 million as of February 1, 2014 and February 2, 2013, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets. The assets held by the trust of $2.2 million as of February 1, 2014 and $1.4 million as of February 2, 2013 are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $1.7 million as of February 1, 2014 and $1.1 million as of February 2, 2013 are based on 67,263 and 66,394 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

6.	INCOME TAXES

The components of earnings before income taxes from continuing operations consisted of domestic earnings (loss) before income taxes from continuing operations of $40.9 million, $23.8 million and ($15.5) million in 2013, 2012, and 2011, respectively, and foreign earnings before income taxes from continuing operations of $36.8 million, $28.0 million, and $20.2 million in 2013, 2012, and 2011, respectively. In addition to the income tax expense associated with continuing operations, we also recorded income tax (benefit) expense associated with net (loss) earnings from discontinued operations of ($5.9) million, ($5.3) million, and $9.7 million in 2013, 2012, and 2011, respectively.

The components of income tax provision (benefit) on earnings from continuing operations were as follows:

($ thousands)	2013	2012	2011
Federal
Current	$14,621	$2,803	$(4,006)
Deferred	260	5,803	319
	14,881	8,606	(3,687)
State
Current	5,770	1,560	(857)
Deferred	(1,210)	1,899	137
	4,560	3,459	(720)
Foreign	4,317	4,591	2,986
Total income tax provision (benefit)	$23,758	$16,656	$(1,421)

The Company made federal, state, and foreign tax payments, net of refunds, of $5.0 million and $5.7 million in 2013 and 2012, respectively. The Company received federal, state, and foreign tax refunds, net of payments, of $5.7 million in 2011.

The differences between the tax provision (benefit) reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2013	2012	2011
Income taxes at statutory rate	$27,208	$18,139	$1,635
State income taxes, net of federal tax benefit	2,964	2,248	(468)
Foreign earnings taxed at lower rates	(8,090)	(5,206)	(4,090)
Non-deductibility of impairment of assets held for sale	1,631	–	–
Other	45	1,475	1,502
Total income tax provision (benefit)	$23,758	$16,656	$(1,421)

The other category of income tax provision (benefit) principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes and adjustments in the amounts of deferred tax assets that are anticipated to be realized.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	February 1, 2014	February 2, 2013
Deferred Tax Assets
Employee benefits, compensation and insurance	$15,264	$12,877
Accrued expenses	17,235	17,772
Postretirement and postemployment benefit plans	746	1,753
Deferred rent	6,255	349
Accounts receivable reserves	7,052	7,018
Net operating loss (“NOL”) carryforward/carryback	14,917	28,381
Capital loss carryforward	5,145	–
Foreign tax credit carryforward	4,236	5,767
Other tax credit carryforward	3,591	–
Inventory capitalization and inventory reserves	5,317	2,265
Intangible assets	6,924	–
Other	4,923	5,699
Total deferred tax assets, before valuation allowance	91,605	81,881
Valuation allowance	(13,949)	(8,014)
Total deferred tax assets, net of valuation allowance	77,656	73,867
Deferred Tax Liabilities
Retirement plans	(29,608)	(16,496)
LIFO inventory valuation	(51,460)	(42,914)
Capitalized software	(15,729)	(18,433)
Other	(1,966)	(1,909)
Depreciation	(2,212)	(1,298)
Intangible assets	–	(1,684)
Total deferred tax liabilities	(100,975)	(82,734)
Net deferred tax liability	$(23,319)	$(8,867)

As of February 1, 2014, the Company had a net operating loss carryforward with a tax value of $1.8 million related to Shoes.com, which expires in 2019, and various state net operating loss carryforwards with tax values totaling $11.4 million. A valuation allowance of $6.3 million has been established related to these operating loss carryforwards. The remaining net operating loss will be carried forward to future tax years. The Company also has valuation allowances of $5.1 million related to capital loss carryforwards,  $0.7 million related to share-based compensation, $0.6 million related to foreign tax credits and $1.2 million related to charitable contributions and other carryforwards.

As of February 1, 2014, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation, except for the Company’s Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. If the Company’s unremitted foreign earnings were not considered indefinitely reinvested as of February 1, 2014, additional deferred taxes of approximately $30.8 million would have been provided.

Uncertain Tax Positions

ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions. The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ thousands)
Balance at January 29, 2011	$752
Settlements	(206)
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(337)
Balance at January 28, 2012	$209
Additions for tax positions of prior years	1,015
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(75)
Balance at February 2, 2013	$1,149
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(134)
Balance at February 1, 2014	$1,015

If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income tax provision, thereby impacting the effective tax rate, would be $1.1 million at February 1, 2014, $0.8 million at February 2, 2013, and $0.2 million at January 28, 2012.

Estimated interest related to the underpayment of income taxes was classified as a component of the income tax (provision) benefit in the consolidated statements of earnings and was insignificant in 2013, 2012, and 2011. Accrued interest was $0.1 million at February 1, 2014 and February 2, 2013.

For federal purposes, the Company’s tax years 2010 to 2012 (fiscal years ending January 29, 2011, January 28, 2012, and February 2, 2013) remain open to examination. The Company also files tax returns in various foreign jurisdictions and numerous states for which various tax years are subject to examination. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

7.	BUSINESS SEGMENT INFORMATION

The Company’s reportable segments include Famous Footwear, Wholesale Operations, Specialty Retail, and Other.

Famous Footwear, which represents the Company’s largest division, operated 1,044 stores at the end of 2013, primarily selling branded footwear for the entire family.

The Wholesale Operations segment sources and markets licensed, branded and private-label footwear primarily to national chains, department stores, independent retailers, mass merchandisers, online retailers, and catalogs as well as Company-owned Famous Footwear and Specialty Retail segments.

The Specialty Retail segment included 92 stores in the United States and 87 stores in Canada at the end of 2013, selling primarily Naturalizer brand footwear in regional malls and outlet centers as well as other e-commerce businesses.

The Other segment includes corporate assets and administrative expenses and other costs and recoveries that are not allocated to the operating units.

The Company’s retail and wholesale reportable segments are operating units that market to different customers and are each managed separately. An operating segment’s performance is evaluated and resources are allocated based on operating earnings (loss). Operating earnings (loss) represent gross profit, less selling and administrative expenses,  restructuring and other special charges, net and impairment of assets held for sale. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. Intersegment sales are generally recorded at a profit to the selling segment. All intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings of the selling segment.

Following is a summary of certain key financial measures for the respective periods.  External sales, intersegment sales, and operating earnings (loss) exclude discontinued operations.  Segment assets, depreciation and amortization, amortization of debt issuance costs and debt discount, purchases of property and equipment, and capitalized software include both continuing operations and discontinued operations.

	Famous	Wholesale	Specialty
($ thousands)	Footwear	Operations	Retail	Other	Total
Fiscal 2013
External sales	$1,527,537	$763,670	$221,906	$–	$2,513,113
Intersegment sales	2,424	205,469	–	–	207,893
Depreciation and amortization	25,915	10,019	3,423	15,972	55,329
Amortization of debt issuance costs and debt discount	–	–	–	2,513	2,513
Operating earnings (loss)	107,126	43,130	(4,965)	(46,674)	98,617
Segment assets	433,781	434,532	95,138	185,952	1,149,403
Purchases of property and equipment	32,728	2,221	3,805	5,214	43,968
Capitalized software	193	122	–	4,920	5,235

Fiscal 2012
External sales	$1,514,349	$724,907	$238,540	$–	$2,477,796
Intersegment sales	2,311	220,207	–	–	222,518
Depreciation and amortization	22,819	13,688	2,991	15,285	54,783
Amortization of debt issuance costs and debt discount	–	–	–	2,561	2,561
Operating earnings (loss)	94,096	30,247	(8,850)	(41,015)	74,478
Segment assets	472,180	509,237	59,475	133,081	1,173,973
Purchases of property and equipment	34,931	8,969	6,716	5,185	55,801
Capitalized software	–	3	–	7,925	7,928

Fiscal 2011
External sales	$1,456,314	$722,815	$255,637	$–	$2,434,766
Intersegment sales	2,156	206,258	–	–	208,414
Depreciation and amortization	26,116	15,521	3,517	13,957	59,111
Amortization of debt issuance costs and debt discount	–	–	–	2,338	2,338
Operating earnings (loss)	62,515	11,721	(7,627)	(36,077)	30,532
Segment assets	435,344	595,355	56,151	140,626	1,227,476
Purchases of property and equipment	16,272	5,991	3,901	1,693	27,857
Capitalized software	273	15	–	10,419	10,707

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

($ thousands)	2013	2012	2011
Operating earnings	$98,617	$74,478	$30,532
Interest expense	(21,254)	(22,973)	(25,428)
Loss on early extinguishment of debt	–	–	(1,003)
Interest income	377	322	569
Earnings before income taxes from continuing operations	$77,740	$51,827	$4,670

For geographic purposes, the domestic operations include the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers, including the Company’s Famous Footwear and Specialty Retail stores and e-commerce business.

The Company’s foreign operations primarily consist of wholesale operations in the Far East and retail operations in Canada and Guam. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2013	2012	2011
Net Sales
United States	$2,258,605	$2,251,094	$2,227,669
Far East	193,725	158,261	99,633
Canada	60,783	68,441	107,464
Total net sales	$2,513,113	$2,477,796	$2,434,766

Long-Lived Assets
United States	$347,005	$381,459	$396,412
Far East	2,454	9,478	10,632
Canada	7,159	7,824	5,223
Latin America, Europe and other	236	70	71
Total long-lived assets	$356,854	$398,831	$412,338

Long-lived assets consisted primarily of property and equipment, intangible assets, prepaid pension costs,  goodwill, and other noncurrent assets.

8.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	February 1, 2014	February 2, 2013
Land and buildings	$37,206	$40,774
Leasehold improvements	183,266	172,380
Technology equipment	51,074	48,256
Machinery and equipment	36,029	51,240
Furniture and fixtures	116,501	108,582
Construction in progress	4,464	16,513
Property and equipment	428,540	437,745
Allowances for depreciation	(284,980)	(292,889)
Property and equipment, net	$143,560	$144,856

Useful lives of property and equipment are as follows:

Buildings	10-30 years
Leasehold improvements	5-20 years
Technology equipment	3-10 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

The Company recorded charges for impairment, primarily for leasehold improvements and furniture and fixtures in the Company’s retail stores, of $1.6 million, $4.1 million, and $1.9 million in 2013, 2012, and 2011, respectively. All of the impairment charges in 2013 and 2011 are included in selling and administrative expenses.  Of the $4.1 million impairment charges in 2012,  $3.6 million is included in restructuring and other special charges, net and $0.5 million is included in selling and administrative expenses. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

	February 1,	February 2,
($ thousands)	2014	2013

Intangible Assets
Famous Footwear	$2,800	$2,800
Wholesale Operations	118,003	118,003
Specialty Retail	200	200
Total intangible assets	121,003	121,003
Accumulated amortization	(61,284)	(55,254)
Total intangible assets, net	59,719	65,749
Goodwill
Wholesale Operations	13,954	13,954
Total goodwill	13,954	13,954
Goodwill and intangible assets, net	$73,673	$79,703

The Company allocated goodwill and intangible assets to the sale of ASG, as further described in Note 2 to the consolidated financial statements, based on the relative fair values of the operations disposed and the portion of the Wholesale Operations segment retained.  The Company allocated $25.7 million of goodwill and $27.3 million of intangible assets to ASG in 2013, which is included in noncurrent assets –discontinued operations at February 2, 2013.

During 2012, the Company terminated the Etienne Aigner license agreement, due to a dispute with the licensor and recognized an impairment charge of $5.8 million, to reduce the remaining unamortized value of the licensed trademark intangible asset to zero. The impairment is reflected as a component of discontinued operations in the consolidated statements of earnings. Also during 2012, the Company acquired a trademark for $5.0 million. The trademark is being amortized over a 15 year useful life.

Intangible assets of $21.0 million as of February 1, 2014 and February 2, 2013 are not subject to amortization. All remaining intangible assets are subject to amortization and have useful lives ranging from four to 20 years. Amortization expense for continuing operations related to intangible assets was $6.0 million, $6.3 million, and $7.5 million in 2013, 2012, and 2011, respectively. The Company estimates $4.0 million of amortization expense related to intangible assets in 2014 and $3.9 million of amortization expense in each of the years from 2015 through 2018.    As a result of its annual impairment testing, the Company did not record any other impairment charges during 2013 and 2012 related to intangible assets.

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

Interest on borrowings is at variable rates based on the London Interbank Offered Rate (“LIBOR”) or the prime rate, as defined in the Credit Agreement, plus a spread. The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

The Credit Agreement limits the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and merge or acquire or sell assets. In addition, certain additional covenants would be triggered if excess availability were to fall below specified levels, including fixed charge coverage ratio requirements. Furthermore, if excess availability falls below the greater of (i) 15.0% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million for three consecutive business days, or an event of default occurs, the lenders may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect, and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance, in all material respects, with all covenants and restrictions under the Credit Agreement as of February 1, 2014.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $159.0 million in 2013 and $230.0 million in 2012. The average daily borrowings during the year were $69.3 million in 2013 and $141.2 million in 2012. The weighted-average interest rates approximated 2.8% in 2013 and 2012.

At February 1, 2014, the Company had $7.0 million in borrowings outstanding and $6.4 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $503.2 million at February 1, 2014.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities, including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. Proceeds from the sale of TBMC in 2011 and the sale of ASG in 2013 were reinvested into our business as allowed by the 2019 Senior Notes. As of February 1, 2014, the Company was in compliance with all covenants and restrictions relating to the 2019 Senior Notes in all material respects.

Cash payments of interest for these financing arrangements during 2013, 2012 and 2011 were $18.7 million, $20.3 million and $23.2 million, respectively.

Loss on Early Extinguishment of Debt

During 2011, the Company completed a cash tender offer for the 2012 Senior Notes and called for redemption and repaid the remaining notes that were not tendered. The Company incurred a loss on the early extinguishment of the 2012 Senior Notes prior to maturity totaling $1.0 million, of which approximately $ 0.6 million was non-cash.

11.	LEASES

The Company leases all of its retail locations and certain office locations, distribution centers, and equipment. The minimum lease terms for the Company’s retail stores generally range from five to 10 years. Approximately one-half of the retail store leases are subject to renewal options for varying periods. The term of the leases for office facilities and distribution centers averages approximately 10 years with renewal options of five to 20 years.

At the time its retail facilities are initially leased, the Company often receives consideration from landlords for a portion of the cost of leasehold improvements necessary to open the store, which are recorded as a deferred rent obligation and amortized to income over the lease term as a reduction of rent expense. In addition to minimum rental payments, certain of the retail store leases require contingent payments based on sales levels. A majority of the Company’s retail operating leases contain provisions that allow it to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility.

Rent expense for operating leases was:

($ thousands)	2013	2012	2011
Minimum rent	$143,958	$145,788	$151,355
Contingent rent	942	567	408
Sublease income	(1,170)	(1,145)	(1,121)
Total	$143,730	$145,210	$150,642

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at February 1, 2014:

($ thousands)
2014	$149,801
2015	127,319
2016	103,112
2017	74,196
2018	51,347
Thereafter	125,282
Total minimum operating lease payments	$631,057

12.	RISK MANAGEMENT AND DERIVATIVES

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

The Company’s Wholesale Operations segment sells to national chains, department stores, mass merchandisers, independent retailers, online retailers, and catalogs primarily in the United States, Canada and China. Receivables arising from these sales are not collateralized; however, a portion is covered by documentary letters of credit. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

Derivatives

In the normal course of business, the Company’s financial results are impacted by currency rate movements in foreign-currency-denominated assets, liabilities, and cash flows as it makes a portion of its purchases and sales in local currencies. The Company has established policies and business practices that are intended to mitigate a portion of the effect of these exposures. The Company uses derivative financial instruments, primarily forward contracts, to manage its currency exposures. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. Derivatives entered into by the Company are designated as cash flow hedges of forecasted foreign currency transactions.

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through January 2015. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for 2013, 2012, and 2011 was not material.

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

As of February 1, 2014 and February 2, 2013, the Company had forward contracts maturing at various dates through January 2015 and January 2014, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	February 1, 2014	February 2, 2013
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$20,197	$18,442
Chinese yuan	15,278	15,544
Euro	11,270	3,459
Japanese yen	1,586	1,665
New Taiwanese dollars	553	734
Other currencies	792	792
Total financial instruments	$49,676	$40,636

The classification and fair values of derivative instruments designated as hedging instruments included within the consolidated balance sheet as of February 1, 2014 and February 2, 2013 are as follows:

($ in thousands)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange forwards contracts:
	Prepaid expenses and
February 1, 2014	other current assets	$1,056	Other accrued expenses	$222

	Prepaid expenses and
February 2, 2013	other current assets	$380	Other accrued expenses	$373

During 2013 and 2012, the effect of derivative instruments in cash flow hedging relationships on the consolidated statement of earnings was as follows:

($ in thousands)	2013		2012
Foreign exchange forward contracts:	Gain Recognized in	Gain Reclassified from	Gain (Loss) Recognized in	Loss Reclassified from
Income Statement Classification	OCI on	Accumulated OCI	OCI on	Accumulated OCI
Gains (Losses) - Realized	Derivatives	into Earnings	Derivatives	into Earnings
Net sales	$321	$244	$6	$(27)
Cost of goods sold	762	71	(546)	(325)
Selling and administrative expenses	675	355	(9)	(16)
Interest expense	20	–	(7)	–

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

Restricted Stock Units for Non-Employee Directors

Under the Company’s incentive compensation plans, restricted stock of the Company may be granted at no cost to directors. Plan participants are entitled to cash dividends and voting rights for their respective shares. The fair value of the restricted stock grants is the quoted market price for the Company’s common stock on the date of grant (Level 1).  Additional information related to restricted stock units for non-employee directors is disclosed in Note 15 to the consolidated financial statements.

Performance Share Units

Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which vest generally over a three-year service period. At the end of the three-year period, the employee will be given an amount of shares between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the three-year period. The fair value of the performance share awards is the quoted market price for the Company’s common stock on the date of grant (Level 1).    Additional information related to performance share units is disclosed in Note 15 to the consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 1, 2014 and February 2, 2013. The Company did not have any transfers between Level 1 and Level 2 during 2013 or 2012.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of February 1, 2014:
Cash equivalents – money market funds	$41,236	$41,236	$–	$–
Non-qualified deferred compensation plan assets	2,191	2,191	–	–
Non-qualified deferred compensation plan
liabilities	(2,191)	(2,191)	–	–
Deferred compensation plan liabilities for non-
employee directors	(1,668)	(1,668)	–	–
Restricted stock units for non-employee directors	(7,769)	(7,769)	–	–
Performance share units	(2,300)	(2,300)	–	–
Derivative financial instruments, net	834	–	834	–

As of February 2, 2013:
Cash equivalents – money market funds	$27,223	$27,223	$–	$–
Non-qualified deferred compensation plan assets	1,411	1,411	–	–
Non-qualified deferred compensation plan
liabilities	(1,411)	(1,411)	–	–
Deferred compensation plan liabilities for non-
employee directors	(1,139)	(1,139)	–	–
Restricted stock units for non-employee directors	(4,723)	(4,723)	–	–
Performance share units	(561)	(561)	–	–
Derivative financial instruments, net	7	–	7	–

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs. Long-lived assets held and used with a carrying amount of $81.4 million were written down to their fair value, resulting in impairment charges included in selling and administrative expenses of $1.4 million in 2013. Of the $1.4 million impairment charges, $0.7 million related to the Famous Footwear segment and $0.7 million related to the Specialty Retail segment.

During the first quarter of 2013, the Company recognized an impairment charge of $4.7 million ($4.7 million after tax, $0.11 per diluted share) related to certain supply chain and sourcing assets, which represented the excess net asset value over the estimated fair value of the assets less costs to sell. The fair value of net assets was estimated based on the anticipated sales proceeds. This is considered a Level 2 input as the assets were not sold on an active market. The impairment charge was recorded as impairment of assets held for sale in the consolidated statement of earnings and was included in the Wholesale Operations segment. These assets were sold in the second quarter of 2013, and the Company recognized an additional loss on sale of $0.6 million. See Note 4 to the consolidated financial statements for additional information.

During the second quarter of 2013, the Company sold ASG. In anticipation of this transaction, the assets of ASG were determined to be held for sale at May 4, 2013, and an impairment charge of $12.6 million was recorded in the first quarter of 2013 within the discontinued operations section of the consolidated statement of earnings. The Company recognized a gain on disposition of $1.0 million in the second quarter of 2013. ASG was previously included within the Wholesale Operations segment. The fair value of assets was estimated based on the anticipated sales proceeds less costs to sell. This is considered a Level 2 input as the assets were not sold on an active market. See Note 2 to the condensed consolidated financial statements for additional information.

During 2012, the Company terminated the Etienne Aigner license agreement, due to a dispute with the licensor and recognized an impairment charge of $5.8 million  ($3.5 million on an after-tax basis, or $0.08 per diluted share), to reduce the remaining unamortized value of the licensed trademark intangible asset to zero.

In 2012, the Company also recognized impairment charges of $4.1 million, including $1.6 million related to the Famous Footwear segment, $1.4 million related to the Wholesale Operations segment, and $1.1 million related to the Specialty Retail segment. Of the $1.6 million related to the Famous Footwear segment, $1.3 million is included in restructuring and other special charges, net, and $0.3 million is included in selling and administrative expenses. The $1.4 million related to the Wholesale Operations segment is included in restructuring and other special charges, net. Of the $1.1 million related to the Specialty Retail segment, $0.9 million is included in restructuring and other special charges, net, and $0.2 million is included in selling and administrative expenses.

The Company recognized impairment charges in selling and administrative expenses, primarily related to underperforming retail stores, of  $1.9 million during 2011. Of the $1.9 million, $1.4 million related to the Famous Footwear segment and $0.5 million related to the Specialty Retail segment.

The Company performed its annual impairment tests of indefinite lived intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). As a result of its annual impairment testing, the Company did not record any impairment charges during 2013 or 2012  related to intangible assets.

The Company performed its annual impairment test of goodwill, which involves estimating the fair value of its reporting units using significant unobservable inputs (Level 3). The impairment test, performed as of the first day of the Company’s fourth fiscal quarter of 2013 and 2012, resulted in no impairment charges. See Note 1 and Note 9 for additional information related to the goodwill impairment test.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable, and borrowing under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	February 1, 2014		February 2, 2013
	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value
Long-term debt - Senior Notes	$199,010	$210,500	$198,823	$208,000

The fair value of the Company’s Senior Notes was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

14.	SHAREHOLDERS’ EQUITY

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

Repurchases Related to Employee Share-based Awards

During 2013 and 2012,  327,276 shares and 298,636 shares, respectively, were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income, net of tax, by component for 2013 and 2012:

				Accumulated
	Foreign			Other
	Currency	Derivative	Postretirement	Comprehensive
($ thousands)	Translation	Transactions	Transactions	Income (Loss)
Balance at January 28, 2012	$6,449	$74	$3,114	$9,637
Other comprehensive income (loss) before reclassifications	463	(402)	(9,122)	(9,061)
Amounts reclassified from accumulated other comprehensive (loss) income	–	247	61	308
Other comprehensive income (loss)	463	(155)	(9,061)	(8,753)
Balance at February 2, 2013	$6,912	$(81)	$(5,947)	$884
Other comprehensive (loss) income before reclassifications	(4,556)	1,260	19,136	15,840
Amounts reclassified from accumulated other comprehensive (loss) income	–	(441)	393	(48)
Other comprehensive (loss) income	(4,556)	819	19,529	15,792
Balance at February 1, 2014	$2,356	$738	$13,582	$16,676

The following table sets forth the reclassifications out of accumulated other comprehensive (loss) income and the related tax effect by component for 2013:

	Amounts Reclassified	Affected Line Item in the
	from Accumulated Other	Consolidated Statements
($ thousands)	Comprehensive Income (Loss)	of Earnings
Net gains from derivative financial instruments (1)	$(670)	Costs of goods sold and selling and administrative expenses
Tax provision	229	Income tax (provision) benefit
Net gains from derivative financial instruments, net of tax	(441)

Pension and other postretirement benefits actuarial loss (2)	604	Selling and administrative expenses
Pension benefits prior service expense (2)	13	Selling and administrative expenses
Pension and other postretirement benefits adjustments	617
Tax benefit	(224)	Income tax (provision) benefit
Pension and other postretirement benefits adjustments, net of tax	393
Amounts reclassified from accumulated other comprehensive (loss) income	$(48)

(1)	See Note 12 and Note 13 to the consolidated financial statements for additional information related to derivative financial instruments.
(2)	See Note 5 to the consolidated financial statements for additional information related to pension and other postretirement benefits.

15.	SHARE-BASED COMPENSATION

The Company has share-based incentive compensation plans under which certain officers, employees, and members of the Board of Directors are participants and may be granted stock options, restricted stock, and stock performance awards.

ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, require companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees over the requisite service period for each award. In certain limited circumstances, the Company’s incentive compensation plan provides for accelerated vesting of the awards, such as in the event of a change in control, qualified retirement, death, or disability. The Company has a policy of issuing treasury shares in satisfaction of share-based awards.

Share-based compensation expense of $5.6 million, $6.5 million, and $5.6  million was recognized in 2013, 2012, and 2011, respectively, as a component of selling and administrative expenses. The following table details the share-based compensation expense by plan and the total related income tax benefit for 2013, 2012, and 2011:

($ thousands)	2013	2012	2011
Expense for share-based compensation plans:
Stock options	$248	$215	$513
Stock performance awards	–	328	471
Restricted stock grants	5,319	5,946	4,649
Total share-based compensation expense	5,567	6,489	5,633
Less: Income tax benefit	2,136	2,507	2,107
Total share-based compensation expense, net of income tax benefit	$3,431	$3,982	$3,526

In addition to the share-based compensation expense disclosed above, the Company also recognized cash-based expense related to performance share units and cash awards granted under the performance share plans.  The Company recognized $3.7 million, $1.8 million, and $0.1 million in 2013, 2012, and 2011, respectively, in expense for cash-based awards under the performance share plans.

The Company issued 481,916, 925,676, and 559,401 shares of common stock in 2013, 2012, and 2011, respectively, for restricted stock grants, stock options exercised, and stock performance awards issued to employees and common and restricted stock grants issued to directors. There were no significant modifications to any share-based awards in 2013, 2012, or 2011.

Restricted Stock

Under the Company’s incentive compensation plans, restricted stock of the Company may be granted at no cost to certain officers, key employees, and directors. Plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during the requisite service period, which generally ranges from one to eight years. Expense for restricted stock grants is recognized on a straight-line basis separately for each vesting portion of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock grants is the quoted market price for the Company’s common stock on the date of grant.

The following table summarizes restricted stock activity for the year ended February 1, 2014:

	Number of	Weighted-Average
	Nonvested	Grant Date
	Restricted Shares	Fair Value
Nonvested at February 2, 2013	2,110,325	$10.14
Granted	411,735	17.47
Vested	(658,712)	6.22
Forfeited	(163,250)	12.04
Nonvested at February 1, 2014	1,700,098	$13.25

For the years ended February 1, 2014, February 2, 2013, and January 28, 2012, restricted shares granted were 411,735,  759,400, and 656,350, respectively. Restricted shares forfeited during 2013, 2012, and 2011 were 163,250,  169,300, and 186,350, respectively. The weighted-average fair value of restricted stock awards granted for the years ended February 1, 2014, February 2, 2013, and January 28, 2012, was $17.47, $9.71, and $13.78, respectively. The total grant date fair value of restricted stock awards vested during the years ended February 1, 2014, February 2, 2013, and January 28,  2012, was $4.1 million, $4.8 million, and $3.4 million, respectively. As of February 1, 2014, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $10.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.

The Company recognized $2.9 million, $0.9 million, and $1.0 million in 2013, 2012, and 2011 respectively, of excess tax benefits related to restricted stock vesting and dividends, which was reflected as an increase to additional paid-in capital.

Performance Share Awards

Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which vest generally over a three-year service period. At the end of the three-year period, the employee will be given an amount of shares between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the three-year period.

Expense for performance share awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or cash to be awarded on a straight-line basis for each vesting portion of the stock award. The fair value of the performance share awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding performance share awards for 164,525 shares at various target levels as of February 1, 2014, which may result in the issuance of up to 329,050 shares at the end of the service periods.

The following table summarizes performance share activity for the year ended February 1, 2014:

	Number of	Number of	Weighted-
	Nonvested Stock Performance Awards at	Nonvested Stock Performance Awards	Average Grant Date
	Target Level	at Maximum Level	Fair Value
Nonvested at February 2, 2013	222,325	382,525	$12.67
Granted	70,225	140,450	17.00
Vested	(117,250)	(175,875)	15.20
Expired	–	–	–
Forfeited	(10,775)	(18,050)	13.09
Nonvested at February 1, 2014	164,525	329,050	$12.69

The weighted-average grant-date fair value of performance share awards granted for 2013, 2012, and 2011 was $17.00,  $9.46,  and $15.20, respectively. Performance share awards of 117,250, 140,000, and 323,500 vested in 2013, 2012, and 2011, respectively.  In addition to the units granted, $2.5 million of performance share awards were granted in cash during 2013. As of February 1, 2014, the remaining unrecognized compensation cost related to nonvested performance share awards was $7.2 million, which will be recognized over the weighted-average remaining service period of 1.4 years.

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

The Company granted 4,000,  26,000, and 111,500 stock options during 2013, 2012, and 2011, respectively. Fair values of options granted in 2013, 2012, and 2011 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

	2013	2012	2011
Dividend yield	1.7%	3.1%	2.2%
Expected volatility	67.7%	66.5%	62.9%
Risk-free interest rate	1.3%	1.4%	2.5%
Expected term (in years)	7	7	7

Dividend yields are based on historical dividend yields. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options. The expected term of options represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and the Company’s historical exercise patterns.

Summarized information about stock options outstanding and exercisable at February 1, 2014 is as follows:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	of	Remaining	Exercise	of	Exercise
Exercise Price Range	Options	Life (Years)	Price	Options	Price
$3.33 – $8.65	68,250	6	$4.18	36,500	$4.19
$8.66 – $13.97	52,750	7	10.19	30,000	10.53
$13.98 – $19.29	423,360	3	15.09	390,110	15.14
$19.30 – $29.93	132,281	2	21.39	132,281	21.39
$29.94 – $35.25	74,997	3	35.25	74,997	35.25
	751,638	3	$16.88	663,888	$17.85

The weighted-average remaining contractual term of stock options outstanding and currently exercisable at February 1, 2014 was 3.1 years and 2.7 years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at February 1, 2014 was $6.0 million and $4.7 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for 2013 under the current and prior plans:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at February 2, 2013	1,289,807	$15.81
Granted	4,000	17.00
Exercised	(474,474)	14.46
Forfeited	(62,350)	13.62
Canceled or expired	(5,345)	11.37
Outstanding at February 1, 2014	751,638	$16.88
Exercisable at February 1, 2014	663,888	$17.85

The intrinsic value of stock options exercised was $4.0 million, $0.5 million, and $0.4 million for 2013, 2012, and 2011, respectively. The amount of cash received from the exercise of stock options was $4.9 million in 2013 and $0.9 million in both 2012 and 2011. In addition, 91,157,  33,033, and 349 shares were tendered by employees in satisfaction of the exercise price of stock options during 2013, 2012, and 2011, respectively.

The Company recognized $0.5 million in 2013 and less than $0.1 million in both 2012 and 2011 of excess tax benefits related to stock option exercises, which was reflected as an increase to additional paid-in capital.

The following table summarizes nonvested stock option activity for 2013 under the current and prior plans:

	Number of	Weighted-Average
	Nonvested	Grant Date
	Options	Fair Value
Nonvested at February 2, 2013	189,200	$5.07
Granted	4,000	9.46
Vested	(71,450)	5.09
Forfeited	(34,000)	5.48
Nonvested at February 1, 2014	87,750	$5.08

The weighted-average grant date fair value of stock options granted for 2013, 2012, and 2011 was $9.46, $5.46, and $6.83, respectively. The total grant date fair value of stock options vested during 2013, 2012, and 2011 was $0.4 million, $0.5 million, and $0.9 million, respectively. As of February 1, 2014, the total remaining unrecognized compensation cost related to nonvested stock options amounted to less than $0.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of cash-equivalent restricted stock units (“RSUs”) at no cost to the non-employee director. The RSUs are subject to a vesting requirement (usually one year), earn dividend equivalent units, and are payable in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. Dividend equivalents are paid on outstanding RSUs at the same rate as dividends on the Company’s common stock, are automatically re-invested in additional RSUs, and vest immediately as of the payment date for the dividend. Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs, as remeasured at the end of each period. Expense for the dividend equivalents is recognized at fair value immediately. Gains and losses resulting from changes in the fair value of the RSUs subsequent to the vesting period and through the settlement date are reported in the Company’s consolidated statements of earnings. See Note 5 to the consolidated financial statements for information regarding the deferred compensation plan for non-employee directors.

The following table summarizes restricted stock unit activity for the year ended February 1, 2014:

		Outstanding			Accrued(1)	Nonvested RSUs
		Number of	Number of	Total	Total	Weighted-Average
		Vested	Nonvested	Number	Number	Grant Date
		RSUs	RSUs	of RSUs	of RSUs	Fair Value
	February 2, 2013	230,673	66,800	297,473	275,206	$11.91
	Granted (2)	3,522	55,215	58,737	40,587	21.30
	Vested	67,565	(67,565)	–	22,267	12.01
	Settled	(9,905)	–	(9,905)	(9,905)	10.45
	February 1, 2014	291,855	54,450	346,305	328,155	$21.30
(1)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.
(2)	Granted RSUs include 4,287 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 3,522 related to outstanding vested RSUs and 765 related to outstanding nonvested RSUs.

Information about RSUs granted, vested, and settled during 2013, 2012, and 2011 is as follows:

	($ thousands, except per unit amounts)	2013	2012	2011
	Weighted-average grant date fair value of RSUs granted(1)	$21.33	$12.04	$10.31
	Fair value of RSUs vested	1,600	1,156	601
	RSUs settled	9,905	6,432	47,796
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the total related income tax benefit for 2013,  2012, and 2011:

($ thousands)	2013	2012	2011
Compensation expense	$3,258	$2,769	159
Income tax benefit	(1,267)	(1,077)	(62)
Compensation expense, net of income tax benefit	$1,991	$1,692	$97

The aggregate intrinsic value of RSUs outstanding and currently vested at February 1, 2014 is $8.2 million and $6.9 million, respectively. Aggregate intrinsic value for RSUs is calculated based on the average of the high and low prices of the Company’s common stock as of the reporting date. As of February 1, 2014 and February 2, 2013, the liabilities associated with the accrued RSUs totaled $7.8 million and $4.7 million, respectively.

16.	RELATED PARTY TRANSACTIONS

C. banner International Holdings Limited

The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) (formerly known as Hongguo International Holdings Limited) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China. During 2013, B&H Footwear transferred the operation of the retail stores in China to CBI.  B&H Footwear continues to sell footwear to CBI on a wholesale basis.  During 2013, 2012  and 2011, the Company, through its consolidated subsidiary, B&H Footwear, sold $8.3 million, $6.9 million, and $5.9 million, respectively, of Naturalizer footwear on a wholesale basis to CBI.

y

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company submitted a proposed expanded remedy workplan and is awaiting public comment and feedback from the oversight authorities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.7 million as of February 1, 2014. The Company expects to spend approximately $0.2 million in each of the next five years and $14.7 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through February 1, 2014 were $26.0 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at February 1, 2014, is $9.5 million, of which $8.5 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses. Of the total $9.5 million reserve, $4.8 million is for on-site remediation and $4.7 million is for off-site remediation.

Other

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.5 million at February 1, 2014, related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.0 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.0 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $11.0 million as of February 1, 2014, to complete the cleanup, maintenance and monitoring at all sites. Of the $11.0 million liability, $9.8 million is recorded in other liabilities and $1.2 million is recorded in other accrued expenses. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$–	$30,002	$52,544	$–	$82,546
Receivables, net	84,428	2,349	42,440	–	129,217
Inventories, net	119,131	421,101	7,299	–	547,531
Prepaid expenses and other current assets	38,069	16,024	3,984	(24,941)	33,136
Current assets - discontinued operations	119	–	–	–	119
Intercompany receivable - current	602	191	8,860	(9,653)	–
Total current assets	242,349	469,667	115,127	(34,594)	792,549
Property and equipment, net	27,201	114,359	2,000	–	143,560
Goodwill and intangible assets, net	55,225	18,448	–	–	73,673
Other assets	123,066	15,864	691	–	139,621
Investment in subsidiaries	865,700	165,970	–	(1,031,670)	–
Intercompany receivable - noncurrent	457,507	482,180	230,572	(1,170,259)	–
Total assets	$1,771,048	$1,266,488	$348,390	$(2,236,523)	$1,149,403

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$7,000	$–	$–	$–	$7,000
Trade accounts payable	72,349	116,604	37,649	–	226,602
Other accrued expenses	81,902	87,045	8,539	(24,941)	152,545
Current liabilities - discontinued operations	708	–	–	–	708
Intercompany payable - current	4,689	766	4,198	(9,653)	–
Total current liabilities	166,648	204,415	50,386	(34,594)	386,855
Other liabilities:
Long-term debt	199,010	–	–	–	199,010
Other liabilities	38,657	46,055	1,464	–	86,176
Intercompany payable - noncurrent	890,034	150,318	129,907	(1,170,259)	–
Total other liabilities	1,127,701	196,373	131,371	(1,170,259)	285,186
Equity:
Brown Shoe Company, Inc. shareholders’ equity	476,699	865,700	165,970	(1,031,670)	476,699
Noncontrolling interests	–	–	663	–	663
Total equity	476,699	865,700	166,633	(1,031,670)	477,362
Total liabilities and equity	$1,771,048	$1,266,488	$348,390	$(2,236,523)	$1,149,403

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$733,996	$1,768,049	$197,679	$(186,611)	$2,513,113
Cost of goods sold	549,281	975,389	160,766	(186,611)	1,498,825
Gross profit	184,715	792,660	36,913	–	1,014,288
Selling and administrative expenses	217,902	688,526	3,321	–	909,749
Restructuring and other special charges, net	686	576	–	–	1,262
Impairment of assets held for sale	–	–	4,660	–	4,660
Operating (loss) earnings	(33,873)	103,558	28,932	–	98,617
Interest expense	(21,163)	(91)	–	–	(21,254)
Interest income	23	278	76	–	377
Intercompany interest income (expense)	13,414	(15,399)	1,985	–	–
Intercompany dividend	–	7,778	(7,778)	–	–
(Loss) earnings before income taxes from continuing operations	(41,599)	96,124	23,215	–	77,740
Income tax benefit (provision)	7,496	(29,390)	(1,864)	–	(23,758)
Equity in earnings from continuing operations of subsidiaries, net of tax	88,262	21,528	–	(109,790)	–
Net earnings from continuing operations	54,159	88,262	21,351	(109,790)	53,982
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(5,296)	1,073	(351)	–	(4,574)
Disposition/impairment of discontinued operations, net of tax	–	1,042	(12,554)	–	(11,512)
Equity in loss from discontinued operations of subsidiaries, net of tax	(10,790)	(12,905)	–	23,695	–
Net loss from discontinued operations	(16,086)	(10,790)	(12,905)	23,695	(16,086)
Net earnings	38,073	77,472	8,446	(86,095)	37,896
Net loss attributable to noncontrolling interests	–	–	(177)	–	(177)
Net earnings attributable to Brown Shoe Company, Inc.	$38,073	$77,472	$8,623	$(86,095)	$38,073

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings	$38,073	77,472	8,446	(86,095)	$37,896
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	–	(4,421)	(117)	–	(4,538)
Pension and other postretirement benefits adjustments, net of tax	19,114	415	–	–	19,529
Derivative financial instruments, net of tax	(55)	874	–	–	819
Other comprehensive loss from investment in subsidiaries, net of tax	(3,317)	(185)	–	3,502	–
Other comprehensive income (loss), net of tax	15,742	(3,317)	(117)	3,502	15,810
Comprehensive income	53,815	74,155	8,329	(82,593)	53,706
Comprehensive loss attributable to noncontrolling interests	–	–	(109)	–	(109)
Comprehensive income attributable to Brown Shoe Company, Inc.	$53,815	$74,155	$8,438	$(82,593)	$53,815

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by (used for) operating activities	$60,774	$63,384	$(20,126)	$–	$104,032
Investing activities
Purchases of property and equipment	(5,595)	(37,478)	(895)	–	(43,968)
Capitalized software	(4,920)	(193)	(122)	–	(5,235)
Intercompany investing	(1,128)	1,128	–	–	–
Net proceeds from sale of subsidiaries	–	69,347	–	–	69,347
Net cash (used for) provided by investing activities	(11,643)	32,804	(1,017)	–	20,144
Financing activities
Borrowings under revolving credit agreement	1,129,000	–	–	–	1,129,000
Repayments under revolving credit agreement	(1,227,000)	–	–	–	(1,227,000)
Dividends paid	(12,105)	–	–	–	(12,105)
Issuance of common stock under share-based plans, net	804	–	–	–	804
Tax benefit related to share-based plans	3,439	–	–	–	3,439
Contributions by noncontrolling interests	–	–	50	–	50
Intercompany financing	56,731	(94,205)	37,474	–	–
Net cash (used for) provided by financing activities	(49,131)	(94,205)	37,524	–	(105,812)
Effect of exchange rate changes on cash and cash equivalents	–	(4,041)	–	–	(4,041)
(Decrease) increase in cash and cash equivalents	–	(2,058)	16,381	–	14,323
Cash and cash equivalents at beginning of year	–	32,060	36,163	–	68,223
Cash and cash equivalents at end of year	$–	$30,002	$52,544	$–	$82,546

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$–	$32,060	$36,163	$–	$68,223
Receivables, net	67,571	6,593	37,228	–	111,392
Inventories, net	92,683	394,468	16,537	–	503,688
Prepaid expenses and other current assets	17,237	26,524	969	–	44,730
Current assets - discontinued operations	5,447	41,553	109	–	47,109
Intercompany receivable - current	543	3,531	24,815	(28,889)	–
Total current assets	183,481	504,729	115,821	(28,889)	775,142
Property and equipment, net	27,931	108,224	8,701	–	144,856
Goodwill and intangible assets, net	37,270	19,901	22,532	–	79,703
Other assets	99,527	19,320	848	–	119,695
Investment in subsidiaries	765,729	91,136	113,033	(969,898)	–
Noncurrent assets - discontinued operations	1,145	3,980	52,925	(3,473)	54,577
Intercompany receivable - noncurrent	340,678	524,332	158,557	(1,023,567)	–
Total assets	$1,455,761	$1,271,622	$472,417	$(2,025,827)	$1,173,973

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$105,000	$–	$–	$–	$105,000
Trade accounts payable	53,350	118,096	42,214	–	213,660
Other accrued expenses	54,465	78,293	7,146	–	139,904
Current liabilities - discontinued operations	3,754	9,396	109	–	13,259
Intercompany payable - current	7,102	2,369	19,418	(28,889)	–
Total current liabilities	223,671	208,154	68,887	(28,889)	471,823
Other liabilities:
Long-term debt	198,823	–	–	–	198,823
Other liabilities	17,042	48,986	4,402	–	70,430
Noncurrent liabilities - discontinued operations	–	–	10,469	(3,473)	6,996
Intercompany payable - noncurrent	591,096	135,720	296,751	(1,023,567)	–
Total other liabilities	806,961	184,706	311,622	(1,027,040)	276,249
Equity:
Brown Shoe Company, Inc. shareholders’ equity	425,129	878,762	91,136	(969,898)	425,129
Noncontrolling interests	–	–	772	–	772
Total equity	425,129	878,762	91,908	(969,898)	425,901
Total liabilities and equity	$1,455,761	$1,271,622	$472,417	$(2,025,827)	$1,173,973

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$689,630	$1,805,260	$191,994	$(209,088)	$2,477,796
Cost of goods sold	528,925	1,014,703	154,681	(209,088)	1,489,221
Gross profit	160,705	790,557	37,313	–	988,575
Selling and administrative expenses	189,857	692,124	9,685	–	891,666
Restructuring and other special charges, net	12,261	10,170	–	–	22,431
Operating (loss) earnings	(41,413)	88,263	27,628	–	74,478
Interest expense	(22,584)	(389)	–	–	(22,973)
Interest income	10	258	54	–	322
Intercompany interest income (expense)	13,073	(13,525)	452	–	–
(Loss) earnings before income taxes from continuing operations	(50,914)	74,607	28,134	–	51,827
Income tax benefit (provision)	15,973	(28,362)	(4,267)	–	(16,656)
Equity in earnings from continuing operations of subsidiaries, net of tax	70,399	24,154	–	(94,553)	–
Net earnings from continuing operations	35,458	70,399	23,867	(94,553)	35,171
Discontinued operations:				.
Earnings (loss) from discontinued operations, net of tax	802	(4,164)	(1,075)	–	(4,437)
Disposition/impairment of discontinued operations, net of tax	(3,530)	–	–	–	(3,530)
Equity in loss from discontinued operations of subsidiaries, net of tax	(5,239)	(1,075)	–	6,314	–
Net loss from discontinued operations	(7,967)	(5,239)	(1,075)	6,314	(7,967)
Net earnings	27,491	65,160	22,792	(88,239)	27,204
Net loss attributable to noncontrolling interests	–	–	(287)	–	(287)
Net earnings attributable to Brown Shoe Company, Inc.	$27,491	$65,160	$23,079	$(88,239)	$27,491

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors		Eliminations	Total
Net earnings	$27,491	$65,160	$22,792		$(88,239)	$27,204
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	–	475	–		–	475
Pension and other postretirement benefits adjustments, net of tax	(8,871)	(190)	–		–	(9,061)
Derivative financial instruments, net of tax	134	(289)	–		–	(155)
Other comprehensive loss from investment in subsidiaries, net of tax	(16)	(12)	–		28	–
Other comprehensive loss, net of tax	(8,753)	(16)	–	–	28	(8,741)
Comprehensive income	18,738	65,144	22,792		(88,211)	18,463
Comprehensive loss attributable to noncontrolling interests	–	–	(275)		–	(275)
Comprehensive income attributable to Brown Shoe Company, Inc.	$18,738	$65,144	$23,067		$(88,211)	$18,738

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$53,628	$110,422	$33,887	$–	$197,937
Investing activities
Purchases of property and equipment	(10,132)	(43,711)	(1,958)	–	(55,801)
Capitalized software	(7,925)	–	(3)	–	(7,928)
Acquisition cost	–	(5,000)	–	–	(5,000)
Net cash used for investing activities	(18,057)	(48,711)	(1,961)	–	(68,729)
Financing activities
Borrowings under revolving credit agreement	805,000	–	–	–	805,000
Repayments under revolving credit agreement	(901,000)	–	–	–	(901,000)
Intercompany financing	77,582	(64,083)	(13,499)	–	–
Dividends paid	(12,011)	–	–	–	(12,011)
Issuance of common stock under share-based plans, net	(1,700)	–	–	–	(1,700)
Tax benefit related to share-based plans	944	–	–	–	944
Net cash used for financing activities	(31,185)	(64,083)	(13,499)	–	(108,767)
Effect of exchange rate changes on cash and cash equivalents	–	100	–	–	100
Increase (decrease) in cash and cash equivalents	4,386	(2,272)	18,427	–	20,541
Cash and cash equivalents at beginning of year	(4,386)	34,332	17,736	–	47,682
Cash and cash equivalents at end of year	$–	$32,060	$36,163	$–	$68,223

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED JANUARY 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors		Eliminations	Total
Net sales	$641,037	$1,759,105	$219,939		$(185,315)	$2,434,766
Cost of goods sold	488,406	986,079	181,100		(185,315)	1,470,270
Gross profit	152,631	773,026	38,839		–	964,496
Selling and administrative expenses	163,965	694,821	51,507		–	910,293
Restructuring and other special charges, net	20,308	3,363	–		–	23,671
Operating (loss) earnings	(31,642)	74,842	(12,668)		–	30,532
Interest expense	(25,400)	(633)	605		–	(25,428)
Loss on early extinguishment of debt	(1,003)	–	–		–	(1,003)
Interest income	10	163	396		–	569
Intercompany interest income (expense)	15,714	(15,098)	(616)		–	–
(Loss) earnings before income taxes from continuing operations	(42,321)	59,274	(12,283)		–	4,670
Income tax benefit (provision)	14,144	(11,705)	(1,018)		–	1,421
Equity in earnings (loss) from continuing operations of subsidiaries, net of tax	34,467	(13,102)	–		(21,365)	–
Net earnings (loss) from continuing operations	6,290	34,467	(13,301)		(21,365)	6,091
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	3,104	2,741	(1,511)		–	4,334
Disposition/impairment of discontinued operations, net of tax	–	13,965	–		–	13,965
Equity in earnings (loss) from discontinued operations of subsidiaries, net of tax	15,195	(1,511)	–		(13,684)	–
Net earnings (loss) from discontinued operations	18,299	15,195	(1,511)		(13,684)	18,299
Net earnings (loss)	24,589	49,662	(14,812)	–	(35,049)	24,390
Net loss attributable to noncontrolling interests	–	–	(199)		–	(199)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$24,589	$49,662	$(14,613)		$(35,049)	$24,589

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED JANUARY 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net earnings (loss)	$24,589	$49,662	$(14,812)	$(35,049)	$24,390
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	–	1,320	(1,113)	–	207
Pension and other postretirement benefits adjustments, net of tax	3,358	(417)	–	–	2,941
Derivative financial instruments, net of tax	(14)	401	–	–	387
Other comprehensive income (loss) from investment in subsidiaries, net of tax	152	(1,152)	–	1,000	–
Other comprehensive income (loss), net of tax	3,496	152	(1,113)	1,000	3,535
Comprehensive income (loss)	28,085	49,814	(15,925)	(34,049)	27,925
Comprehensive loss attributable to noncontrolling interests	–	–	(160)	–	(160)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$28,085	$49,814	$(15,765)	$(34,049)	$28,085

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JANUARY 28, 2012
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(205,188)	$234,780	$18,439	$55	$48,086
Investing activities
Purchases of property and equipment	(2,739)	(21,917)	(3,201)	–	(27,857)
Capitalized software	(10,419)	(288)	–	–	(10,707)
Acquisition cost	–	–	(156,636)	–	(156,636)
Cash recognized on initial consolidation	–	3,121	–	–	3,121
Net proceeds from sale of subsidiary	–	61,922	(6,572)	–	55,350
Net cash (used for) provided by investing activities	(13,158)	42,838	(166,409)	–	(136,729)
Financing activities
Borrowings under revolving credit agreement	1,595,500	–	–	–	1,595,500
Repayments under revolving credit agreement	(1,592,500)	–	–	–	(1,592,500)
Intercompany financing	205,689	(271,509)	65,875	(55)	–
Proceeds from issuance of 2019 Senior Notes	198,633	–	–	–	198,633
Redemption of 2012 Senior Notes	(150,000)	–	–	–	(150,000)
Dividends paid	(12,076)	–	–	–	(12,076)
Debt issuance costs	(6,428)	–	–	–	(6,428)
Acquisition of treasury stock	(25,484)	–	–	–	(25,484)
Issuance of common stock under share-based plans, net	918	–	–	–	918
Tax (deficiency) benefit related to share-based plans	(292)	1,292	–	–	1,000
Contributions by noncontrolling interests	–	–	378	–	378
Net cash provided by (used for) financing activities	213,960	(270,217)	66,253	(55)	9,941
Effect of exchange rate changes on cash and cash equivalents	–	(164)	–	–	(164)
(Decrease) increase in cash and cash equivalents	(4,386)	7,237	(81,717)	–	(78,866)
Cash and cash equivalents at beginning of year	–	27,095	99,453	–	126,548
Cash and cash equivalents at end of year	$(4,386)	$34,332	$17,736	$–	$47,682

19.	SUBSEQUENT EVENT

On February 3, 2014, the Company entered into and simultaneously closed an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Company acquired the Franco Sarto trademarks.  As consideration, the Company agreed to pay a cash purchase price of $65.0 million, which was paid at the time of closing.  As a result of entering into and closing the Asset Purchase Agreement, the Company’s existing license agreement, granting the Company the right to sell footwear and other products using the Franco Sarto trademarks through 2019, was terminated.  The purchase price of $65.0 million, as well as transaction costs of $0.1 million, will be amortized over its useful life.  The impact to estimated amortization expense related to this transaction for the next five years is included in Note 9 to the consolidated financial statements.

20.	QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial results (unaudited) for 2013 and 2012 are as follows:

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
2013
Net sales	$588,656	$621,706	$702,788	$599,962
Gross profit	240,016	254,626	278,240	241,407
Net (loss) earnings	(10,832)	15,283	27,284	6,161
Net (loss) earnings attributable to
Brown Shoe Company, Inc.	(10,762)	15,357	27,314	6,164
Per share of common stock:
Basic (loss) earnings per common
share attributable to Brown Shoe
Company, Inc. shareholders (1)	(0.26)	0.36	0.63	0.14
Diluted (loss) earnings per common
share attributable to Brown Shoe
Company, Inc. shareholders (1)	(0.26)	0.35	0.63	0.14
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	18.48	24.78	24.25	28.70
Low	15.24	16.62	21.26	22.23

(1)EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
2012
Net sales (1)	$598,179	$564,897	$695,985	$618,735
Gross profit(1)	234,254	227,654	279,335	247,332
Net earnings (loss)	1,628	(2,714)	24,287	4,003
Net earnings (loss) attributable to
Brown Shoe Company, Inc.	1,695	(2,535)	24,292	4,039
Per share of common stock:
Basic earnings (loss) per common
share attributable to Brown Shoe
Company, Inc. shareholders (2)	0.04	(0.06)	0.57	0.09
Diluted earnings (loss) per common
share attributable to Brown Shoe
Company, Inc. shareholders (2)	0.04	(0.06)	0.56	0.09
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	11.30	14.24	16.88	19.64
Low	8.49	8.28	13.22	14.76

(1)

Adjusted from amounts previously reported in the Company’s Form 10-Q for the financial results related to discontinued operations.   Refer to Note 2 to the consolidated financial statements for further discussion.

(2)	EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
			Charged to
	Balance at	Charged to	Other			Balance
	Beginning	Costs and	Accounts-	Deductions-		at End
Description	of Period	Expenses	Describe	Describe		of Period
($ thousands)
YEAR ENDED FEBRUARY 1, 2014
Deducted from assets or accounts:
Doubtful accounts and allowances	$973	$602	–	$743	(A)	$832
Customer allowances	19,080	45,099	–	44,317	(B)	19,862
Customer discounts	489	4,809	–	4,522	(B)	776
Inventory valuation allowances	19,080	53,881	–	55,222	(C)	17,739
Deferred tax asset valuation allowance	8,014	6,490	–	555	(D)	13,949

YEAR ENDED FEBRUARY 2, 2013
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,352	$1,329	–	$1,708	(A)	$973
Customer allowances	19,465	44,759	–	45,144	(B)	19,080
Customer discounts	350	4,284	–	4,145	(B)	489
Inventory valuation allowances	17,105	56,797	–	54,822	(C)	19,080
Deferred tax asset valuation allowance	6,465	1,815	–	266	(D)	8,014

YEAR ENDED JANUARY 28, 2012
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,059	$1,046	–	$753	(A)	$1,352
Customer allowances	15,505	48,360	–	44,400	(B)	19,465
Customer discounts	296	3,450	–	3,396	(B)	350
Inventory valuation allowances	14,017	49,496	–	46,408	(C)	17,105
Deferred tax asset valuation allowance	6,751	495	–	781	(D)	6,465

(A)Accounts written off, net of recoveries.

(B)Discounts and allowances granted to customers of the Wholesale Operations segment.

(C)Adjustment upon disposal of related inventories.

(D)Reflects reductions to valuation allowance for the net operating loss carryforwards for certain states based on the Company’s expectations for utilization of net operating loss carryforwards.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the Chief Executive Officer’s and Chief Financial Officer’s ultimate responsibility to ensure we maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the

Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include mandatory communication of material events; automated accounting processing and reporting; management review of monthly, quarterly and annual results; an established system of internal controls; and internal control reviews by our internal auditors.

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of February 1, 2014 management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended February 1, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Executive Officers of the Registrant that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Compensation Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of February 1, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	927,513	(1)	16.88	(1)	2,489,527	(2)
Equity compensation plans not approved by security holders	–		–		–
Total	927,513		16.88		2,489,527

(1)

Column (a) includes the following:

(i)       751,638 outstanding stock options (includes vested and nonvested options)

(ii)     175,875 rights to receive common shares subject to performance share awards that have vested at the end of 2013  but had not been approved for issuance by the Compensation Committee as of the end of fiscal 2013. Our current expectation is that no shares will be issued upon satisfaction of these awards in March 2014.

Performance share rights described above were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes restricted stock units granted to independent directors and independent directors’ deferred compensation units, which are payable only in cash and are described further in Note 15 to the consolidated financial statements.

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

Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding our Principal Accounting Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2014, which information is incorporated herein by reference.

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

	10.3(b)(3)*

Form of Performance Award Agreement (for 2013-2015 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(3) to the Company’s Form 10-K for the year ended February 2, 2013, and filed April 2, 2013.

†	10.3(b)(4)*	Form of Performance Award Agreement (for 2014-2016 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, filed herewith.
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
	10.11*

Severance Agreement, effective April 1, 2006, between the Company and Douglas W. Koch, incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended February 2, 2013 and filed April 2, 2013.

	10.12*

Form of Amendment letter dated December 18, 2009, to the Severance Agreements between the Company and each of: Richard M. Ausick, Douglas W. Koch and Diane M. Sullivan, as incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended July 31, 2010, and filed September 7, 2010.

	10.13*	Severance Agreement, effective June 11, 2012, between the Company and Russell C. Hammer, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed May 29, 2012.
	10.14*

Severance Agreement, dated December 20, 2012 and effective as of December 1, 2012, between the Company and John W. Schmidt, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed December 21, 2012.

	10.15

Stock Purchase Agreement, dated May 14, 2013, by and among Brown Shoe Company, Inc., Brown Shoe International Corp. and Galaxy Brand Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 20, 2013.

†	21	Subsidiaries of the registrant.
†	23	Consent of Registered Public Accounting Firm.
†	24	Power of attorney (contained on signature page).
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	101.INS	XBRL Instance Document
†	101.SCH	XBRL Taxonomy Extension Schema Document
†	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†	101.PRE	XBRL Taxonomy Presentation Linkbase Document
†	101.DEF	XBRL Taxonomy Definition Linkbase Document

(b)	Exhibits:
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

Date: April 1, 2014

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

Signatures	Date	Title

/s/ Diane M. Sullivan
Diane M. Sullivan	April 1, 2014	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Russell C. Hammer
Russell C. Hammer	April 1, 2014	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Daniel L. Karpel
Daniel L. Karpel	April 1, 2014	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Ronald A. Fromm
Ronald A. Fromm	March 24, 2014	Director

/s/ Mario L. Baeza
Mario L. Baeza	March 24, 2014	Director

/s/ W. Lee Capps
W. Lee Capps	March 24, 2014	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	March 24, 2014	Director

/s/ Carla C. Hendra
Carla C. Hendra	March 24, 2014	Director

/s/ Ward M. Klein
Ward M. Klein	March 24, 2014	Director

/s/ Steven W. Korn
Steven W. Korn	March 24, 2014	Director

/s/ Patricia G. McGinnis
Patricia G. McGinnis	March 24, 2014	Director

/s/ W. Patrick McGinnis
W. Patrick McGinnis	March 24, 2014	Director

/s/ Michael F. Neidorff
Michael F. Neidorff	March 24, 2014	Director

/s/ Hal J. Upbin
Hal J. Upbin	March 24, 2014	Director

/s/ Harold B. Wright
Harold B. Wright	March 24, 2014	Director