Form 10-Q
period 2014-05-03
BROWN SHOE CO INC
filed 2014-06-11
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 3, 2014

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes  ☐     No ☑

As of May 30, 2014, 43,678,129 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	May 3, 2014	May 4, 2013	February 1, 2014
Assets
Current assets
Cash and cash equivalents	$36,668	$44,669	$82,546
Receivables, net	105,746	96,734	129,217
Inventories, net	512,811	485,923	547,531
Prepaid expenses and other current assets	37,913	43,167	33,136
Current assets – held for sale	–	12,496	–
Current assets – discontinued operations	–	39,159	119
Total current assets	693,138	722,148	792,549

Other assets	136,256	115,591	139,621
Goodwill	13,954	16,755	13,954
Intangible assets, net	123,796	64,241	59,719
Noncurrent assets – discontinued operations	–	38,673	–
Property and equipment	428,454	415,576	428,540
Allowance for depreciation	(286,636)	(278,277)	(284,980)
Net property and equipment	141,818	137,299	143,560
Total assets	$1,108,962	$1,094,707	$1,149,403

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$66,000	$7,000
Trade accounts payable	195,703	188,948	226,602
Other accrued expenses	141,718	118,632	152,545
Current liabilities – held for sale	–	5,306	–
Current liabilities – discontinued operations	–	16,183	708
Total current liabilities	337,421	395,069	386,855

Other liabilities
Long-term debt	199,057	198,870	199,010
Deferred rent	37,368	35,631	38,593
Other liabilities	42,345	45,435	47,583
Noncurrent liabilities – discontinued operations	–	6,768	–
Total other liabilities	278,770	286,704	285,186

Equity
Common stock	437	432	434
Additional paid-in capital	133,916	123,099	131,398
Accumulated other comprehensive income	17,153	225	16,676
Retained earnings	340,567	288,434	328,191
Total Brown Shoe Company, Inc. shareholders’ equity	492,073	412,190	476,699
Noncontrolling interests	698	744	663
Total equity	492,771	412,934	477,362
Total liabilities and equity	$1,108,962	$1,094,707	$1,149,403

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
	May 3,	May 4,
($ thousands, except per share amounts)	2014	2013
Net sales	$591,162	$588,656
Cost of goods sold	348,821	348,640
Gross profit	242,341	240,016
Selling and administrative expenses	213,615	213,879
Restructuring and other special charges, net	–	519
Impairment of assets held for sale	–	4,660
Operating earnings	28,726	20,958
Interest expense	(5,306)	(5,721)
Interest income	76	68
Earnings before income taxes from continuing operations	23,496	15,305
Income tax provision	(8,020)	(7,946)
Net earnings from continuing operations	15,476	7,359
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $0 and $3,583	–	(5,637)
Disposition/impairment of discontinued operations, net of $0 tax	–	(12,554)
Net loss from discontinued operations	–	(18,191)
Net earnings (loss)	15,476	(10,832)
Net earnings (loss) attributable to noncontrolling interests	47	(70)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$15,429	$(10,762)

Basic earnings (loss) per common share:
From continuing operations	$0.35	$0.18
From discontinued operations	–	(0.44)
Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.35	$(0.26)

Diluted earnings (loss) per common share:
From continuing operations	$0.35	$0.18
From discontinued operations	–	(0.44)
Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.35	$(0.26)

Dividends per common share	$0.07	$0.07

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Thirteen Weeks Ended
	May 3,	May 4,
($ thousands)	2014	2013
Net earnings (loss)	$15,476	$(10,832)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	887	(690)
Pension and other post retirement benefits adjustments	(23)	145
Derivative financial instruments	(387)	(114)
Other comprehensive income (loss), net of tax	477	(659)
Comprehensive income (loss)	15,953	(11,491)
Comprehensive income (loss) attributable to noncontrolling interests	35	(28)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$15,918	$(11,463)

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirteen Weeks Ended
	May 3,	May 4,
($ thousands)	2014	2013
Operating Activities
Net earnings (loss)	$15,476	$(10,832)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,484	8,803
Amortization of capitalized software	3,235	3,276
Amortization of intangible assets	988	1,726
Amortization of debt issuance costs and debt discount	628	629
Share-based compensation expense	1,555	1,617
Tax benefit related to share-based plans	(1,769)	(1,962)
Loss on disposal of facilities and equipment	319	68
Impairment charges for facilities and equipment	291	366
Impairment of assets held for sale	–	4,660
Disposition/impairment of discontinued operations	–	12,554
Deferred rent	(1,225)	1,920
Provision for doubtful accounts	56	307
Changes in operating assets and liabilities, net of dispositions:
Receivables	23,385	16,363
Inventories	35,144	17,223
Prepaid expenses and other current and noncurrent assets	(1,917)	653
Trade accounts payable	(31,081)	(26,561)
Accrued expenses and other liabilities	(16,694)	(1,565)
Other, net	(492)	(3,284)
Net cash provided by operating activities	36,383	25,961

Investing Activities
Purchases of property and equipment	(7,381)	(7,367)
Capitalized software	(1,245)	(1,040)
Acquisition of trademarks	(65,065)	–
Net proceeds from sale of subsidiaries	–	1,500
Net cash used for investing activities	(73,691)	(6,907)

Financing Activities
Borrowings under revolving credit agreement	251,000	383,000
Repayments under revolving credit agreement	(258,000)	(422,000)
Dividends paid	(3,053)	(3,027)
Issuance of common stock under share-based plans, net	(803)	(2,070)
Tax benefit related to share-based plans	1,769	1,962
Net cash used for financing activities	(9,087)	(42,135)
Effect of exchange rate changes on cash and cash equivalents	517	(473)
Decrease in cash and cash equivalents	(45,878)	(23,554)
Cash and cash equivalents at beginning of period	82,546	68,223
Cash and cash equivalents at end of period	$36,668	$44,669

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations, comprehensive income and cash flows of Brown Shoe Company, Inc. (the “Company”). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 1, 2014.

Note 2	Impact of New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This guidance requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, similar tax loss, or tax credit carryforward, rather than as a liability, when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The amendments in this ASU do not require new recurring financial disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance on February 2, 2014 and it did not have an impact on the Company’s condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The ASU amends the definition of a discontinued operation by raising the threshold for disposals to qualify as discontinued operations and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation.  Under the new guidance, discontinued operations treatment is required for disposals of a component or group of components that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted.   The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.   The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principal that revenue is recognized to depict the transfer of  goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited.  The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

Note 3	Discontinued Operations

The Company’s discontinued operations include the Avia and Nevados brands of American Sporting Goods Corporation, as well as the Etienne Aigner and Vera Wang brands. There were no net sales or loss from discontinued operations for the thirteen weeks ended May 3, 2014.  In aggregate, discontinued operations included net sales of $20.5 million and loss before income taxes of $9.2 million for the thirteen weeks ended May 4, 2013.  For the thirteen weeks ended May 4, 2013, discontinued operations also included  disposition/impairment of discontinued operations of $12.6 million.

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

The Company received $60.3 million in cash and a promissory note of $12.0 million at closing, from the sale of stock, the sale of inventory, and for the provision of transitional services, less working capital adjustments. The promissory note matured on November 14, 2013.  In accordance with the terms of the promissory note, the Company received a payment of $12.2 million on November 14, 2013, representing the note principal and accrued interest.

In anticipation of the sale of ASG, the Company recorded an impairment charge in the first quarter of 2013 of $12.6 million ($12.6 million after-tax, $0.30 per diluted share), representing the difference in the fair value less costs to sell as compared to the carrying value of the net assets to be sold. The $12.6 million impairment charge is reflected as disposition/impairment of discontinued operations, net of tax in the condensed consolidated statements of earnings. ASG was previously included in the Wholesale Operations segment.  Discontinued operations include net sales and earnings before income taxes of $18.3 million and $1.2 million, respectively, for the thirteen weeks ended May 4, 2013.

Etienne Aigner

During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. On April 29, 2013, an agreement to resolve the dispute was reached, pursuant to which the Company agreed to pay Etienne Aigner $6.5 million. The financial results of Etienne Aigner and the $6.5 million settlement are reflected as a component of discontinued operations.  The results of Etienne Aigner were previously included in the Wholesale Operations segment.  Discontinued operations include net sales and loss before income taxes of $0.2 million and $7.0 million, respectively, for the thirteen weeks ended May 4, 2013.

Vera Wang

During the first quarter of 2013, the Company communicated its intention not to renew the Vera Wang license agreement. The financial results of Vera Wang are reflected as a component of discontinued operations.  The results of Vera Wang were previously included in the Wholesale Operations segment.   Discontinued operations include net sales and loss before income taxes of $2.0 million and $3.4 million, respectively, for the thirteen weeks ended May 4, 2013.

The detail of ASG, Etienne Aigner, and Vera Wang assets and liabilities reported as discontinued operations in the condensed consolidated balance sheets is as follows:

	May 3,	May 4,	February 1,
($ thousands)	2014	2013	2014

Assets of Discontinued Operations
Current assets
Receivables, net	$–	$12,166	$–
Inventories, net	–	23,250	111
Prepaid expenses and other current assets	–	3,743	8
Current assets - discontinued operations	–	39,159	119
Other assets	–	287	–
Goodwill	–	10,295	–
Intangible assets, net	–	27,057	–
Property and equipment, net	–	1,034	–
Noncurrent assets - discontinued operations	–	38,673	–
Total assets - discontinued operations	$–	$77,832	$119

Liabilities of Discontinued Operations
Current liabilities
Trade accounts payable	$–	$4,642	$139
Other accrued expenses	–	11,541	569
Current liabilities - discontinued operations	–	16,183	708
Other liabilities	–	6,768	–
Noncurrent liabilities - discontinued operations	–	6,768	–
Total liabilities - discontinued operations	$–	$22,951	$708

Loss from discontinued operations, net of tax for the thirteen weeks ended May 3, 2014 and May 4, 2013 is as follows:

	Thirteen Weeks Ended
($ thousands)	May 3, 2014	May 4, 2013
Net sales	$–	$20,537
Cost of goods sold	–	16,630
Gross profit	–	3,907
Selling and administrative expenses	–	4,861
Restructuring and other special charges, net	–	8,286
Operating loss	–	(9,240)
Interest expense	–	(69)
Interest income	–	89
Loss before income taxes from discontinued operations	–	(9,220)
Income tax benefit	–	3,583
Loss from discontinued operations, net of tax	$–	$(5,637)

Note 4	Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended May 3, 2014 and May 4, 2013:

	Thirteen Weeks Ended
	May 3,	May 4,
($ thousands, except per share amounts)	2014	2013
NUMERATOR
Net earnings from continuing operations	$15,476	$7,359
Net (earnings) loss attributable to noncontrolling interests	(47)	70
Net earnings allocated to participating securities	(592)	–
Net earnings from continuing operations	14,837	7,429
Net loss from discontinued operations	–	(18,191)
Net earnings allocated to participating securities	–	–
Net loss from discontinued operations	–	(18,191)
Net earnings (loss) attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$14,837	$(10,762)

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	41,887	41,070
Dilutive effect of share-based awards for continuing operations and discontinued operations	229	198
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	42,116	41,268

Basic earnings (loss) per common share:
From continuing operations	$0.35	$0.18
From discontinued operations	–	(0.44)
Basic earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.35	$(0.26)

Diluted earnings (loss) per common share:
From continuing operations	$0.35	$0.18
From discontinued operations	–	(0.44)
Diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders	$0.35	$(0.26)

Options to purchase  74,997 and 432,466 shares of common stock for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be anti-dilutive.

Note 5	Restructuring and Other Initiatives

Portfolio Realignment

The Company's portfolio realignment efforts include the sale of ASG; the sale of the AND 1 division; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license in accordance with agreement terms, and other infrastructure changes. These portfolio realignment efforts began in 2011 and are complete.

During the first quarter of 2014, the Company incurred no expenses for portfolio realignment initiatives.  The following is a summary of the Company’s portfolio realignment expense for our continuing and discontinued operations for the thirteen weeks ended May 4, 2013:

	Thirteen Weeks Ended
($ millions, except per share data)	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share
May 4, 2013
Continuing Operations
Business exits and cost reductions	$0.5	$0.3	$0.01
Non-cash impairments/dispositions	4.7	4.7	0.11
Total Continuing Operations	5.2	5.0	0.12
Discontinued Operations
Business exits and cost reductions	11.1	7.1	0.16
Non-cash impairments/dispositions	12.5	12.5	0.30
Total Discontinued Operations	23.6	19.6	0.46
Total	$28.8	$24.6	$0.58

Of the $28.8 million ($24.6 million after-tax, or $0.58 per diluted share) of portfolio realignment costs incurred during the first quarter of 2013, $27.7 million is included in the Wholesale Operations segment and $1.1 million is included in the Other segment.  The business exits and cost reductions of the Company’s continuing operations were recorded within restructuring and other special charges, net in the condensed consolidated statements of earnings.  The business exits and cost reductions of the Company’s discontinued operations were recorded within loss from discontinued operations, net of tax, in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions of the Company’s continuing operations were recorded within impairment of assets held for sale in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions of the Company’s discontinued operations were recorded within disposition/impairment of discontinued operations, net of tax in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions are included in Other in the following table.

The following is a summary of the charges and settlements by category of costs:

								Total by Classification
($ millions)	Employee	Markdowns and Royalty Shortfalls		Facility		Other	Total	Continuing Operations	Discontinued Operations
Reserve balance at February 2, 2013	$1.7	$0.2		$3.3		$0.3	$5.5	$5.3	$0.2
Additional charges in first quarter 2013	0.4	3.0		0.1		25.3	28.8	5.2	23.6
Amounts settled in first quarter 2013	(1.0)	(2.8)		(0.8)		(18.2)	(22.8)	(7.0)	(15.8)
Reserve balance at May 4, 2013	1.1	0.4		2.6		7.4	11.5	3.5	8.0
Additional charges (recoveries) in 2013	2.2	(0.3)		–		–	1.9	0.7	1.2
Amounts settled in 2013	(2.3)	(0.1)		(1.2)		(7.4)	(11.0)	(2.7)	(8.3)
Reserve balance at February 1, 2014	$1.0	$–	–	$1.4	–	$–	$2.4	$1.5	$0.9
Additional charges in first quarter 2014	–	–		–		–	–	–	–
Amounts settled in first quarter 2014	(0.4)	–		(0.1)		–	(0.5)	(0.1)	(0.4)
Reserve balance at May 3, 2014	$0.6	$–		$1.3		$–	$1.9	$1.4	$0.5

Sale of Sourcing and Supply Chain Assets

As part of its portfolio realignment efforts, the Company entered into an agreement to sell certain of its supply chain and sourcing assets (“Sale Agreement”) on April 30, 2013 for $9.0 million, including $1.5 million in cash and a $7.5 million promissory note, subject to working capital adjustments. The sale closed during the second quarter of 2013. In anticipation of this transaction, the Company classified the related assets and liabilities of the supply chain and sourcing assets as held for sale as of May 4, 2013 on the condensed consolidated balance sheet and recognized an impairment charge in the first quarter of 2013 of $4.7 million  ($4.7 million after tax, or $0.11 per diluted share) to adjust the assets to their estimated fair value. The promissory note requires installments over two years with the first payment of $3.0 million due no later than 45 days from the closing date and the remaining balance payable in eight quarterly payments of $0.6 million, subject to working capital adjustments, plus accrued interest of 5%, compounded monthly, starting no later than three months after the closing date. In accordance with the terms of the promissory note, as of May 3, 2014, the Company has received a total of $4.8 million of installment payments.  As part of the Sale Agreement, the Company agreed to purchase a minimum of four million pairs of shoes each year for two years following the closing date at market pricing, which can be fulfilled from a group of facilities owned by the purchaser.

Note 6	Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended May 3, 2014 and May 4, 2013.  All financial measures below exclude discontinued operations.

	Famous	Wholesale	Specialty
($ thousands)	Footwear	Operations	Retail	Other	Total

Thirteen Weeks Ended May 3, 2014
External sales	$354,623	$191,785	$44,754	$–	$591,162
Intersegment sales	505	31,980	–	–	32,485
Operating earnings (loss)	27,871	13,754	(3,692)	(9,207)	28,726
Segment assets - continuing operations	503,239	414,778	57,139	133,806	1,108,962

Thirteen Weeks Ended May 4, 2013
External sales	$352,279	$181,625	$54,752	$–	$588,656
Intersegment sales	606	36,729	–	–	37,335
Operating earnings (loss)	29,042	3,107	(1,329)	(9,862)	20,958
Segment assets - continuing operations	450,900	356,903	60,685	135,891	1,004,379
Segment assets - held for sale	–	12,496	–	–	12,496

The Other segment includes corporate assets, administrative expenses, and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

	Thirteen Weeks Ended
	May 3,	May 4,
($ thousands)	2014	2013
Operating earnings	$28,726	$20,958
Interest expense	(5,306)	(5,721)
Interest income	76	68
Earnings before income taxes from continuing operations	$23,496	$15,305

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

	May 3,	May 4,	February 1,
($ thousands)	2014	2013	2014

Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	183,068	118,003	118,003
Specialty Retail	200	200	200
Total intangible assets	186,068	121,003	121,003
Accumulated amortization	(62,272)	(56,762)	(61,284)
Total intangible assets, net	123,796	64,241	59,719
Goodwill
Wholesale Operations	13,954	16,755	13,954
Total goodwill	13,954	16,755	13,954
Goodwill and intangible assets, net	$137,750	$80,996	$73,673

Intangible assets consist primarily of owned and licensed trademarks,  $21.0 million of which are not subject to amortization, with the remainder being amortized over useful lives ranging from four to 40 years as of May 3, 2014. Amortization expense related to intangible assets was $1.0 million and $1.7 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

On February 3, 2014, the Company entered into and simultaneously closed an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Company acquired the Franco Sarto trademarks.  As consideration, the Company agreed to pay a cash purchase price of $65.0 million, which was paid at the time of closing.  As a result of entering into and closing the Asset Purchase Agreement, the Company’s license agreement, granting the Company the right to sell footwear and other products using the Franco Sarto trademarks through 2019, was terminated.  The purchase price of $65.0 million, as well as transaction costs of $0.1 million, will be amortized over its useful life of 40 years.

Note 8	Shareholders’ Equity

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 1, 2014	$476,699	$663	$477,362
Net earnings	15,429	47	15,476
Other comprehensive income (loss)	477	(12)	465
Dividends paid	(3,053)	–	(3,053)
Issuance of common stock under share-based plans, net	(803)	–	(803)
Tax benefit related to share-based plans	1,769	–	1,769
Share-based compensation expense	1,555	–	1,555
Equity at May 3, 2014	$492,073	$698	$492,771

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 2, 2013	$425,129	$772	$425,901
Net loss	(10,762)	(70)	(10,832)
Other comprehensive (loss) income	(659)	42	(617)
Dividends paid	(3,027)	–	(3,027)
Issuance of common stock under share-based plans, net	(2,070)	–	(2,070)
Tax benefit related to share-based plans	1,962	–	1,962
Share-based compensation expense	1,617	–	1,617
Equity at May 4, 2013	$412,190	$744	$412,934

Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income by component for the thirteen weeks ended May 3, 2014 and May 4, 2013:

				Accumulated
	Foreign		Pension and Other	Other
	Currency	Derivative	Postretirement	Comprehensive
($ thousands)	Translation	Transactions	Transactions	Income (Loss)
Balance February 1, 2014	$2,356	$738	$13,582	$16,676
Other comprehensive income (loss) before reclassifications	887	(333)	–	554
Amounts reclassified from accumulated other comprehensive income	–	(54)	(23)	(77)
Other comprehensive income (loss)	887	(387)	(23)	477
Balance May 3, 2014	$3,243	$351	$13,559	$17,153

Balance February 2, 2013	$6,912	$(81)	$(5,947)	$884
Other comprehensive loss before reclassifications	(690)	(27)	–	(717)
Amounts reclassified from accumulated other comprehensive income	–	(87)	145	58
Other comprehensive (loss) income	(690)	(114)	145	(659)
Balance May 4, 2013	$6,222	$(195)	$(5,802)	$225

The following table sets forth the reclassifications out of accumulated other comprehensive income and the related tax effect by component for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the
	Thirteen Weeks Ended		Condensed Consolidated
($ thousands)	May 3, 2014	May 4, 2013	Statements of Earnings
Net gains from derivative financial instruments (1)	$(78)	$(132)	Costs of goods sold and selling and administrative expenses
Tax provision	24	45	Income tax provision
Net gains from derivative financial instruments, net of tax	(54)	(87)

Pension and other postretirement benefits actuarial (gain) loss (2)	(50)	228	Selling and administrative expenses
Pension benefits prior service expense (2)	8	2	Selling and administrative expenses
Pension and other postretirement benefits adjustments	(42)	230
Tax provision (benefit)	19	(85)	Income tax provision
Pension and other postretirement benefits adjustments, net of tax	(23)	145
Amounts reclassified from accumulated other comprehensive income	$(77)	$58

(1)	See Note 11 and 12 to the condensed consolidated financial statements for additional information related to derivative financial instruments.
(2)	See Note 10 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 9	Share-Based Compensation

The Company recognized share-based compensation expense of $1.6 million for both the thirteen weeks ended May 3, 2014 and May 4, 2013.

The Company issued 452,125 shares of common stock during the thirteen weeks ended May 3, 2014 for restricted stock grants, stock options exercised, and directors’ fees.

During the thirteen weeks ended May 3, 2014, the Company granted 270,910 restricted shares to certain employees with a weighted-average grant date fair value of $28.18. Of the 270,910 restricted shares, 269,110 restricted shares will vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period. The remaining 1,800 restricted shares will vest in one year. During the thirteen weeks ended May 3, 2014, the Company did not cancel any restricted stock awards as a result of forfeitures.

The Company granted 88,185 performance share units during the thirteen weeks ended May 3, 2014 with a weighted-average grant date fair value of $28.18. Vesting of performance-based units is dependent upon the financial performance of the Company and the attainment of certain financial goals during the next three years. Performance share units are settled in cash based on the Company’s stock price upon payout. The performance share units may pay out at a maximum of 200% of the target number of units. Compensation expense is being recognized based on the fair value of the award and the anticipated number of units to be awarded in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash and their value is dependent upon the Company’s stock price. As a result, these performance share units are adjusted each period based on the quoted market price for the Company’s common stock.

The Company also granted 910 restricted stock units for dividend equivalents on previously granted restricted stock units to non-employee directors with a weighted-average grant date fair value of $26.63 during the thirteen weeks ended May 3, 2014. All restricted stock units granted during the thirteen weeks ended May 3, 2014 vested immediately as of the payment date for the dividend.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit cost (income) for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 3,	May 4,	May 3,	May 4,
($ thousands)	2014	2013	2014	2013
Service cost	$2,587	$2,891	$–	$–
Interest cost	3,556	3,331	13	35
Expected return on assets	(6,184)	(6,179)	–	–
Amortization of:
Actuarial loss (gain)	35	248	(85)	(20)
Prior service expense	8	2	–	–
Total net periodic benefit cost (income)	$2	$293	$(72)	$15

Note 11	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through May 2015. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method, and the ineffective portion of the hedge is reported in the Company’s condensed consolidated statement of earnings. The amount of hedge ineffectiveness for the thirteen weeks ended May 3, 2014 and May 4, 2013 was not material.

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

As of May 3, 2014, May 4, 2013, and February 1, 2014, the Company had forward contracts maturing at various dates through May 2015,  May 2014, and January 2015, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Amount
(U.S. $ equivalent in thousands)	May 3, 2014	May 4, 2013	February 1, 2014
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$22,369	$17,869	$20,197
Chinese yuan	14,386	15,460	15,278
Euro	14,284	6,080	11,270
Japanese yen	1,625	1,500	1,586
Other currencies	1,318	1,407	1,345
Total financial instruments	$53,982	$42,316	$49,676

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of May 3, 2014, May 4, 2013, and February 1, 2014 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

May 3, 2014	Prepaid expenses and other current assets	$446	Other accrued expenses	$364

May 4, 2013	Prepaid expenses and other current assets	181	Other accrued expenses	477

February 1, 2014	Prepaid expenses and other current assets	1,056	Other accrued expenses	222

For the thirteen weeks ended May 3, 2014 and May 4, 2013, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 3, 2014		May 4, 2013
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings

Net sales	$(7)	$13	$9	$54
Cost of goods sold	19	53	85	21
Selling and administrative expenses	(456)	12	(158)	57
Interest expense	(11)	–	1	–

All gains and losses currently included within accumulated other comprehensive income associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 12 to the condensed consolidated financial statements.

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

Deferred Compensation Plan Assets and Liabilities

The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participant generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan are presented in other accrued expenses and the assets held by the trust are classified as trading securities within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in deferred compensation plan assets and liabilities are charged to selling and administrative expenses. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs that is equal to the number of shares of the Company’s common stock which the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other liabilities in the accompanying condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are presented in selling and administrative expenses in the Company’s condensed consolidated statement of earnings. The fair value of each PSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).

Restricted Stock Units for Non-Employee Directors

Under the Company’s incentive compensation plans, cash-equivalent restricted stock units (“RSUs”) of the Company may be granted at no cost to non-employee directors. The RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units, and are settled in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. The fair value of each RSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  Additional information related to restricted stock units for non-employee directors is disclosed in Note 9 to the condensed consolidated financial statements.

Performance Share Units

Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which generally vest over a three-year service period. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. Each of the Company’s current unvested performance share awards utilize performance share units, which are settled in cash, rather than common stock. The fair value of each performance share unit is based on an unadjusted quoted market price of the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  Additional information related to performance share units is disclosed in Note 9 to the condensed consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 3, 2014, May 4, 2013, and February 1, 2014. The Company did not have any transfers between Level 1 and Level 2 during 2013 or the thirteen weeks ended May 3, 2014.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of May 3, 2014:
Cash equivalents – money market funds	$24	$24	$–	$–
Non-qualified deferred compensation plan assets	2,687	2,687	–	–
Non-qualified deferred compensation plan liabilities	(2,687)	(2,687)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,697)	(1,697)	–	–
Restricted stock units for non-employee directors	(8,182)	(8,182)	–	–
Performance share units	(507)	(507)	–	–
Derivative financial instruments, net	82	–	82	–

As of May 4, 2013:
Cash equivalents – money market funds	$6,505	$6,505	$–	$–
Non-qualified deferred compensation plan assets	1,692	1,692	–	–
Non-qualified deferred compensation plan liabilities	(1,692)	(1,692)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,170)	(1,170)	–	–
Restricted stock units for non-employee directors	(5,064)	(5,064)	–	–
Performance share units	(744)	(744)	–	–
Derivative financial instruments, net	(296)	–	(296)	–

As of February 1, 2014:
Cash equivalents – money market funds	$41,236	$41,236	$–	$–
Non-qualified deferred compensation plan assets	2,191	2,191	–	–
Non-qualified deferred compensation plan liabilities	(2,191)	(2,191)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,668)	(1,668)	–	–
Restricted stock units for non-employee directors	(7,769)	(7,769)	–	–
Performance share units	(2,300)	(2,300)	–	–
Derivative financial instruments, net	834	–	834	–

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived assets held and used with a carrying amount of $79.0 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.3 million for the thirteen weeks ended May 3, 2014.  Of the $0.3 million impairment charge included in selling and administrative expenses, $0.2 million related to the Famous Footwear segment and $0.1 million related to the Specialty Retail segment.

During the first quarter of 2013, the Company recognized an impairment charge of $4.7 million ($4.7 million after tax, $0.11 per diluted share) related to certain supply chain and sourcing assets, which represented the excess net asset value over the estimated fair value of the assets less costs to sell. The fair value of net assets was estimated based on the anticipated sales proceeds. This was considered a Level 2 input as the assets were not sold on an active market. The impairment charge was recorded as impairment of assets held for sale in the condensed consolidated statement of earnings and was included in the Wholesale Operations segment. These assets were sold in the second quarter of 2013, and the Company recognized an additional loss on sale of $0.6 million. See Note 5 to the condensed consolidated financial statements for additional information.

During the second quarter of 2013, the Company sold ASG. The assets of ASG were determined to be held for sale at May 4, 2013, and an impairment charge of $12.6 million was recorded in the first quarter of 2013 within disposition/impairment of discontinued operations, net of tax in the condensed consolidated statement of earnings. The Company recognized a gain on disposition of $1.0 million in the second quarter of 2013. ASG was previously included within the Wholesale Operations segment. The fair value of assets was estimated based on the anticipated sales proceeds less costs to sell. This was considered a Level 2 input as the assets were not sold on an active market. See Note 3 and Note 5 to the condensed consolidated financial statements for additional information.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable, and borrowings under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

	May 3, 2014		May 4, 2013		February 1, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value	Amount	Value
Long-term debt – Senior Notes	$199,057	$210,750	$198,870	$209,000	$199,010	$210,500

The fair value of the Company’s Senior Notes was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 13	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rates from continuing operations were 34.1%  and 51.9% for the thirteen weeks ended May 3, 2014 and May 4, 2013,  respectively.  The decrease in the Company’s effective tax rate this quarter was due to the non-deductible nature of the $4.7 million impairment charge in the first quarter of 2013, as further described in Note 5 to the condensed consolidated financial statements.

Note 14	Related Party Transactions

C. banner International Holdings Limited

The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”, formerly known as Hongguo International Holdings Limited) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China.  During 2013, B&H Footwear transferred the operation of 25 retail stores in China to CBI.  B&H Footwear continues to sell footwear to CBI on a wholesale basis. During the thirteen weeks ended May 3, 2014, the Company, through its consolidated subsidiary, B&H Footwear, sold $2.0 million of Naturalizer footwear on a wholesale basis to CBI, with $1.0  million in corresponding sales during the thirteen weeks ended May 4, 2013.

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.7 million as of May 3, 2014. The Company expects to spend approximately $0.2 million in each of the next five years and $14.7 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through May 3, 2014 were $26.2 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at May 3, 2014 is $9.6 million, of which $8.6 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses. Of the total $9.6 million reserve, $4.9 million is for on-site remediation and $4.7 million is for off-site remediation.

Other

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.4 million at May 3, 2014 related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.0 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.0 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $11.0 million as of May 3, 2014 to complete the cleanup, maintenance and monitoring at all sites. Of the $11.0 million liability, $9.9 million is recorded in other liabilities and $1.1 million is recorded in other accrued expenses. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

Brown Shoe Company, Inc. issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing agreement. The following table presents the consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the Guarantors, and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. The Guarantors are 100% owned by the Parent. On May 14, 2013, during the second quarter of 2013, ASG was sold and ceased to be a borrower under the Credit Agreement. ASG is included as a “Guarantor” in the financial statements through the sale date. The proceeds from the sale were utilized to pay down the Company’s revolving credit facility. See Note 3 to the condensed consolidated financial statements for further information on the sale of ASG.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 3, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$25,528	$11,140	$–	$36,668
Receivables, net	83,713	1,412	20,621	–	105,746
Inventories, net	93,159	414,424	5,228	–	512,811
Prepaid expenses and other current assets	34,476	507	2,930	–	37,913
Intercompany receivable – current	981	368	10,655	(12,004)	–
Total current assets	212,329	442,239	50,574	(12,004)	693,138
Other assets	120,941	14,678	637	–	136,256
Goodwill and intangible assets, net	119,666	18,084	–	–	137,750
Property and equipment, net	27,303	112,630	1,885	–	141,818
Investment in subsidiaries	879,965	169,843	–	(1,049,808)	–
Intercompany receivable – noncurrent	450,481	500,580	242,150	(1,193,211)	–
Total assets	$1,810,685	$1,258,054	$295,246	$(2,255,023)	$1,108,962

Liabilities and Equity
Current liabilities
Trade accounts payable	$48,509	$123,656	$23,538	$–	$195,703
Other accrued expenses	69,665	64,082	7,971	–	141,718
Intercompany payable – current	2,367	59	9,578	(12,004)	–
Total current liabilities	120,541	187,797	41,087	(12,004)	337,421
Other liabilities
Long-term debt	199,057	–	–	–	199,057
Other liabilities	33,499	44,745	1,469	–	79,713
Intercompany payable – noncurrent	965,515	145,547	82,149	(1,193,211)	–
Total other liabilities	1,198,071	190,292	83,618	(1,193,211)	278,770
Equity
Brown Shoe Company, Inc. shareholders’ equity	492,073	879,965	169,843	(1,049,808)	492,073
Noncontrolling interests	–	–	698	–	698
Total equity	492,073	879,965	170,541	(1,049,808)	492,771
Total liabilities and equity	$1,810,685	$1,258,054	$295,246	$(2,255,023)	$1,108,962

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED MAY 3, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$179,160	$401,580	$36,624	$(26,202)	$591,162
Cost of goods sold	127,466	218,366	29,191	(26,202)	348,821
Gross profit	51,694	183,214	7,433	–	242,341
Selling and administrative expenses	49,197	159,967	4,451	–	213,615
Operating earnings	2,497	23,247	2,982	–	28,726
Interest expense	(5,305)	(1)	–	–	(5,306)
Interest income	1	59	16	–	76
Intercompany interest income (expense)	3,974	(4,079)	105	–	–
Earnings before income taxes	1,167	19,226	3,103	–	23,496
Income tax benefit (provision)	464	(7,954)	(530)	–	(8,020)
Equity in earnings of subsidiaries, net of tax	13,798	2,526	–	(16,324)	–
Net earnings	15,429	13,798	2,573	(16,324)	15,476
Less: Net earnings attributable to noncontrolling interests	–	–	47	–	47
Net earnings attributable to Brown Shoe Company, Inc.	$15,429	$13,798	$2,526	$(16,324)	$15,429

Comprehensive income	$15,918	$14,355	$2,520	$(16,840)	$15,953
Less: Comprehensive income attributable to noncontrolling interests	–	–	35	–	35
Comprehensive income attributable to Brown Shoe Company, Inc.	$15,918	$14,355	$2,485	$(16,840)	$15,918

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MAY 3, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(3,343)	$25,854	$13,872	$–	$36,383

Investing activities
Purchases of property and equipment	(1,866)	(5,411)	(104)	–	(7,381)
Capitalized software	(1,171)	(43)	(31)	–	(1,245)
Acquisition of trademarks	(65,065)	–	–	–	(65,065)
Intercompany investing	(533)	533	–	–	–
Net cash used for investing activities	(68,635)	(4,921)	(135)	–	(73,691)

Financing activities
Borrowings under revolving credit agreement	251,000	–	–	–	251,000
Repayments under revolving credit agreement	(258,000)	–	–	–	(258,000)
Dividends paid	(3,053)	–	–	–	(3,053)
Issuance of common stock under share-based plans, net	(803)	–	–	–	(803)
Tax benefit related to share-based plans	1,769	–	–	–	1,769
Intercompany financing	81,065	(25,924)	(55,141)	–	–
Net cash provided by (used for) financing activities	71,978	(25,924)	(55,141)	–	(9,087)
Effect of exchange rate changes on cash and cash equivalents	–	517	–	–	517
Decrease in cash and cash equivalents	–	(4,474)	(41,404)	–	(45,878)
Cash and cash equivalents at beginning of period	–	30,002	52,544	–	82,546
Cash and cash equivalents at end of period	$–	$25,528	$11,140	$–	$36,668

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$30,002	$52,544	$–	$82,546
Receivables, net	84,428	2,349	42,440	–	129,217
Inventories, net	119,131	421,101	7,299	–	547,531
Prepaid expenses and other current assets	38,069	16,024	3,984	(24,941)	33,136
Current assets – discontinued operations	119	–	–	–	119
Intercompany receivable – current	602	191	8,860	(9,653)	–
Total current assets	242,349	469,667	115,127	(34,594)	792,549
Other assets	123,066	15,864	691	–	139,621
Goodwill and intangible assets, net	55,225	18,448	–	–	73,673
Property and equipment, net	27,201	114,359	2,000	–	143,560
Investment in subsidiaries	865,700	165,970	–	(1,031,670)	–
Intercompany receivable – noncurrent	457,507	482,180	230,572	(1,170,259)	–
Total assets	$1,771,048	$1,266,488	$348,390	$(2,236,523)	$1,149,403

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$7,000	$–	$–	$–	$7,000
Trade accounts payable	72,349	116,604	37,649	–	226,602
Other accrued expenses	81,902	87,045	8,539	(24,941)	152,545
Current liabilities – discontinued operations	708	–	–	–	708
Intercompany payable – current	4,689	766	4,198	(9,653)	–
Total current liabilities	166,648	204,415	50,386	(34,594)	386,855
Other liabilities
Long-term debt	199,010	–	–	–	199,010
Other liabilities	38,657	46,055	1,464	–	86,176
Intercompany payable – noncurrent	890,034	150,318	129,907	(1,170,259)	–
Total other liabilities	1,127,701	196,373	131,371	(1,170,259)	285,186
Equity
Brown Shoe Company, Inc. shareholders’ equity	476,699	865,700	165,970	(1,031,670)	476,699
Noncontrolling interests	–	–	663	–	663
Total equity	476,699	865,700	166,633	(1,031,670)	477,362
Total liabilities and equity	$1,771,048	$1,266,488	$348,390	$(2,236,523)	$1,149,403

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 4, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$29,202	$15,467	$–	$44,669
Receivables, net	67,017	6,079	23,638	–	96,734
Inventories, net	79,768	400,139	6,016	–	485,923
Prepaid expenses and other current assets	41,977	1,251	(61)	–	43,167
Current assets – held for sale	–	–	12,496	–	12,496
Current assets – discontinued operations	2,542	36,605	12	–	39,159
Intercompany receivable – current	786	246	19,236	(20,268)	–
Total current assets	192,090	473,522	76,804	(20,268)	722,148
Other assets	98,431	16,562	598	–	115,591
Goodwill and intangible assets, net	36,203	19,538	25,255	–	80,996
Noncurrent assets – discontinued operations	–	1,321	37,352	–	38,673
Property and equipment, net	26,484	108,416	2,399	–	137,299
Investment in subsidiaries	759,545	(28,096)	(3,597)	(727,852)	–
Intercompany receivable – noncurrent	343,110	546,265	180,056	(1,069,431)	–
Total assets	$1,455,863	$1,137,528	$318,867	$(1,817,551)	$1,094,707

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$66,000	$–	$–	$–	$66,000
Trade accounts payable	31,065	129,630	28,253	–	188,948
Other accrued expenses	55,497	59,651	3,484	–	118,632
Current liabilities – held for sale	–	–	5,306	–	5,306
Current liabilities – discontinued operations	11,343	4,796	44	–	16,183
Intercompany payable – current	5,231	37	15,000	(20,268)	–
Total current liabilities	169,136	194,114	52,087	(20,268)	395,069
Other liabilities
Long-term debt	198,870	–	–	–	198,870
Other liabilities	26,685	50,003	4,378	–	81,066
Noncurrent liabilities – discontinued operations	(1,105)	(2,535)	10,408	–	6,768
Intercompany payable – noncurrent	650,087	136,401	282,943	(1,069,431)	–
Total other liabilities	874,537	183,869	297,729	(1,069,431)	286,704
Equity
Brown Shoe Company, Inc. shareholders’ equity	412,190	759,545	(31,693)	(727,852)	412,190
Noncontrolling interests	–	–	744	–	744
Total equity	412,190	759,545	(30,949)	(727,852)	412,934
Total liabilities and equity	$1,455,863	$1,137,528	$318,867	$(1,817,551)	$1,094,707

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED MAY 4, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$158,781	$418,538	$42,604	$(31,267)	$588,656
Cost of goods sold	116,330	229,956	33,621	(31,267)	348,640
Gross profit	42,451	188,582	8,983	–	240,016
Selling and administrative expenses	50,000	159,852	4,027	–	213,879
Restructuring and other special charges, net	519	–	–	–	519
Impairment of assets held for sale	–	–	4,660	–	4,660
Operating (loss) earnings	(8,068)	28,730	296	–	20,958
Interest expense	(5,630)	(91)	–	–	(5,721)
Interest income	3	64	1	–	68
Intercompany interest income (expense)	3,454	(3,579)	125	–	–
(Loss) earnings before income taxes from continuing operations	(10,241)	25,124	422	–	15,305
Income tax benefit (provision)	3,382	(10,566)	(762)	–	(7,946)
Equity in earnings (loss) from continuing operations of subsidiaries, net of tax	14,288	(270)	225	(14,243)	–
Net earnings (loss) from continuing operations	7,429	14,288	(115)	(14,243)	7,359
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(6,948)	1,591	(280)	–	(5,637)
Disposition/impairment of discontinued operations, net of tax	–	–	(12,554)	–	(12,554)
Equity in loss from discontinued operations of subsidiaries, net of tax	(11,243)	(12,834)	–	24,077	–
Net (loss) earnings from discontinued operations	(18,191)	(11,243)	(12,834)	24,077	(18,191)
Net (loss) earnings	(10,762)	3,045	(12,949)	9,834	(10,832)
Less: Net loss attributable to noncontrolling interests	–	–	(70)	–	(70)
Net (loss) earnings attributable to Brown Shoe Company, Inc.	$(10,762)	$3,045	$(12,879)	$9,834	$(10,762)

Comprehensive (loss) income	$(11,463)	2,445	(12,920)	10,447	(11,491)
Less: Comprehensive loss attributable to noncontrolling interests	–	–	(28)	–	(28)
Comprehensive (loss) income attributable to Brown Shoe Company, Inc.	$(11,463)	$2,445	$(12,892)	$10,447	$(11,463)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MAY 4, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(27,728)	$44,941	$8,748	$–	$25,961

Investing activities
Purchases of property and equipment	(778)	(6,406)	(183)	–	(7,367)
Capitalized software	(1,040)	–	–	–	(1,040)
Net proceeds from sale of subsidiaries	1,500	–	–	–	1,500
Net cash used for investing activities	(318)	(6,406)	(183)	–	(6,907)

Financing activities
Borrowings under revolving credit agreement	383,000	–	–	–	383,000
Repayments under revolving credit agreement	(422,000)	–	–	–	(422,000)
Dividends paid	(3,027)	–	–	–	(3,027)
Issuance of common stock under share-based plans, net	(2,070)	–	–	–	(2,070)
Tax benefit related to share-based plans	1,962	–	–	–	1,962
Intercompany financing	70,181	(40,920)	(29,261)	–	–
Net cash provided by (used for) financing activities	28,046	(40,920)	(29,261)	–	(42,135)
Effect of exchange rate changes on cash and cash equivalents	–	(473)	–	–	(473)
Decrease in cash and cash equivalents	–	(2,858)	(20,696)	–	(23,554)
Cash and cash equivalents at beginning of period	–	32,060	36,163	–	68,223
Cash and cash equivalents at end of period	$–	$29,202	$15,467	$–	$44,669

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The financial results of our first quarter 2014 exceeded our expectations, especially given the weather-related headwinds we faced in February and March.  The results reflect solid performance within our Wholesale Operations and Famous Footwear segments. Our Wholesale Operations segment reported improvements in net sales and gross profit of 5.6% and 7.3%, respectively, while the Famous Footwear segment experienced a 2.0% increase in gross profit.

The following is a summary of the financial highlights for the first quarter of 2014:

•

Consolidated net sales increased $2.5 million, or 0.4%, to $591.2 million for the first quarter of 2014, compared to $588.7 million for the first quarter of 2013. In our Wholesale Operations segment, we saw continued improvement as net sales increased by $10.2 million, or 5.6%. Net sales of our Famous Footwear segment increased by $2.3 million, reflecting continued growth in same-store sales of 1.3%. Our Specialty Retail segment experienced a $10.0 million decline in net sales in the first quarter of 2014, primarily driven by a lower store count, lower e-commerce sales, and a 5.6% decrease in same-store sales.

•	Consolidated operating earnings increased $7.7 million, or 37.1%, to $28.7 million in the first quarter of 2014, compared to $21.0 million for the first quarter of 2013.

•

Consolidated net earnings attributable to Brown Shoe Company, Inc. were $15.4 million, or $0.35 per diluted share, in the first quarter of 2014, compared to a net loss of $10.8 million, or $0.26 per diluted share, in the first quarter of 2013.

The following items impacted our first quarter 2014 and 2013 results and should be considered in evaluating the comparability of our results:

•

Franco Sarto Trademarks Acquisition – On February 3, 2014, we entered into and simultaneously closed on an Asset Purchase Agreement pursuant to which we acquired the Franco Sarto trademarks for $65.0 million. As a result of acquiring the trademarks, our license agreement, which granted us the right to sell footwear and other products using the Franco Sarto trademarks through 2019, was terminated.  The license agreement required us to pay royalty expense on sales of Franco Sarto branded products. Beginning February 3, 2014, the date of acquisition, we are no longer required to record royalty expense for these sales, resulting in lower cost of goods sold and higher gross profit. See Note 7 to the condensed consolidated financial statements for additional information.

•

Portfolio Realignment – Our portfolio realignment efforts included the sale of our Avia and Nevados divisions; the sale of AND 1; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of certain sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license and other infrastructure changes. No portfolio realignment costs were incurred during the first quarter of 2014 compared to costs of $28.8 million ($24.6 million after-tax, or $0.58 per diluted share) incurred during the first quarter of 2013. A portion of these costs were reflected in discontinued operations, as further discussed in Note 3 and Note 5 to the condensed consolidated financial statements.

Our debt-to-capital ratio, as defined herein, decreased to 28.8% at May 3, 2014, compared to 39.1% at May 4, 2013 and 30.1% at February 1, 2014.  The improvement from May 4, 2013 reflects our cash provided by operating activities as well as lower borrowings under our revolving credit agreement.  As of May 3, 2014, we had no outstanding borrowings under the revolving credit agreement. Our current ratio, as defined herein, was 2.05 to 1 at May 3, 2014, compared to 1.83 to 1 at May 4, 2013 and 2.05 to 1 at February 1, 2014. The improvement in the current ratio from May 4, 2013 to May 3, 2014 was also driven by our cash provided by operating activities and lower borrowings under our revolving credit agreement.

Outlook for the Remainder of 2014

Based on our first quarter results, we are optimistic about the remainder of the year. We expect consolidated net sales to be between $2.58 billion and $2.60 billion.  We also expect to earn $1.47 to $1.57 per diluted share in 2014.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended
	May 3, 2014		May 4, 2013
		% of		% of
		Net		Net
($ millions)		Sales		Sales
Net sales	$591.2	100.0%	$588.7	100.0%
Cost of goods sold	348.9	59.0%	348.7	59.2%
Gross profit	242.3	41.0%	240.0	40.8%
Selling and administrative expenses	213.6	36.1%	213.8	36.3%
Restructuring and other special charges, net	–	–	0.5	0.1%
Impairment of assets held for sale	–	–	4.7	0.8%
Operating earnings	28.7	4.9%	21.0	3.6%
Interest expense	(5.3)	(0.9)%	(5.8)	(1.0)%
Interest income	0.1	0.0%	0.1	0.0%
Earnings before income taxes from continuing operations	23.5	4.0%	15.3	2.6%
Income tax provision	(8.0)	(1.4)%	(8.0)	(1.3)%
Net earnings from continuing operations	15.5	2.6%	7.3	1.3%
Discontinued operations:
Loss from discontinued operations, net of tax	–	–	(5.6)	(1.0)%
Disposition/impairment of discontinued operations, net of tax	–	–	(12.6)	(2.1)%
Net loss from discontinued operations	–	–	(18.2)	(3.1)%
Net earnings (loss)	15.5	2.6%	(10.9)	(1.8)%
Net earnings (loss) attributable to noncontrolling interests	0.1	0.0%	(0.1)	0.0%
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$15.4	2.6%	$(10.8)	(1.8)%

Net Sales

Net sales increased $2.5 million, or 0.4%, to $591.2 million for the first quarter of 2014, compared to $588.7 million for the first quarter of 2013. Net sales at our Wholesale Operations and Famous Footwear segments increased while net sales at our Specialty Retail segment decreased. Our Wholesale Operations segment reported a $10.2 million increase in net sales, driven by strong sales of our Vince, Via Spiga, Franco Sarto, and Sam Edelman brands, partially offset by a decrease in our Carlos Santana brand. Our Famous Footwear segment reported a $2.3 million increase in net sales, reflecting a same-store sales increase of 1.3%, partially offset by a lower store count. Despite weaker customer traffic patterns during the quarter, Famous Footwear experienced an improved customer conversion rate, higher average unit retail prices, and an increase in pairs per transaction. Strong growth in canvas styles, women’s boots, athletics, and accessories contributed to the increase in net sales. Net sales of our Specialty Retail segment decreased $10.0 million due to a lower store count, lower sales from our e-commerce subsidiary, a decrease in same-store sales of 5.6%, and a lower Canadian dollar exchange rate.

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

Gross Profit

Gross profit increased $2.3 million, or 1.0%, to $242.3 million for the first quarter of 2014, compared to $240.0 million for the first quarter of 2013, reflecting higher sales in our Wholesale Operations and Famous Footwear segments, partially offset by lower sales in our Specialty Retail segment.  As a percentage of net sales, gross profit improved to 41.0% for the first quarter of 2014, compared to 40.8% for the first quarter of 2013.  The higher gross profit rate was driven in part by our Famous Footwear segment, which reported a gross profit rate of 45.6% for the first quarter of 2014, compared to 45.0% for the first quarter of 2013. The increase in our Famous Footwear gross profit rate was driven primarily by lower inventory markdowns and lower product costs.  Our Wholesale Operations gross profit rate also increased to 32.3% in the first quarter of 2014, compared to 31.8% in the first quarter of 2013.  The increase was driven by margin improvement from several of our wholesale brands as well as lower royalty expense due to the acquisition of the Franco Sarto trademarks, partially offset by the reduced gross profit impact from lower retail sales of our wholesale brands in the first quarter of 2014.  Retail and Wholesale Operations net sales were 68% and 32%, respectively, in the first quarter of 2014, compared to 69% and 31% in the first quarter of 2013. Gross profit rates in our retail businesses are higher, on average, than in our wholesale business.

We classify certain warehousing, distribution, sourcing, and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.2 million, or 0.1%, to $213.6 million for the first quarter of 2014, compared to $213.8 million in the first quarter of 2013. There were offsetting factors impacting this decrease.  We incurred lower facility and employee expenses in our Specialty Retail segment and lower warehouse expenses in our Wholesale Operations segment.  These decreases were partially offset by an increase in marketing, store rent and depreciation expenses, and variable store employee compensation in our Famous Footwear segment.  As a percentage of net sales, selling and administrative expenses decreased to 36.1% for the first quarter of 2014 from 36.3% for the first quarter of 2013, reflecting better leveraging of our expense base over higher net sales.

Restructuring and Other Special Charges, Net

We recorded no restructuring and other special charges, net for the first quarter of 2014 compared to $0.5 million for the first quarter of 2013, related to our portfolio realignment efforts, as further discussed in Note 5 to the condensed consolidated financial statements.

Impairment of Assets Held for Sale

During the first quarter of 2013, we recorded an impairment charge of $4.7 million to adjust certain sourcing and supply chain assets held for sale to their estimated fair value, as further discussed in Note 5 to the condensed consolidated financial statements.  There was no corresponding charge during the first quarter of 2014.

Operating Earnings

Operating earnings increased $7.7 million, or 37.1%, to $28.7 million for the first quarter of 2014, compared to $21.0 million for the first quarter of 2013, driven by higher net sales and a decrease in impairment of assets held for sale and restructuring and other special charges, net, as described above.  As a percentage of net sales, operating earnings improved to 4.9% for the first quarter of 2014, compared to 3.6% for the first quarter of 2013.

Interest Expense

Interest expense decreased $0.5 million, or 7.3%, to $5.3 million for the first quarter of 2014, compared to $5.8 million for the first quarter of 2013, primarily reflecting lower average borrowings under our revolving credit agreement.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate from continuing operations was 34.1%  for the first quarter of 2014, compared to our first quarter of 2013 rate of 51.9%. The effective tax rate was higher in the first quarter of 2013 due to the non-deductible nature of the $4.7 million impairment charge discussed above.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $15.5 million in the first quarter of 2014, compared to $7.3 million in the first quarter of 2013, as a result of the factors described above.

Net Loss from Discontinued Operations

We reported net loss from discontinued operations of $18.2 million in the first quarter of 2013, with no corresponding net loss during the first quarter of 2014. The net loss in 2013 was primarily attributable to a non-cash impairment charge related to the sale of our Avia and Nevados brands of $12.6 million during the first quarter of 2013, reflecting the estimated fair value of those assets, which were subsequently sold during the second quarter of 2013.  The net loss was also attributable to losses from our Vera Wang and Etienne Aigner brands which were classified as discontinued operations in the first quarter of 2013, partially offset by earnings from ASG as further described in Note 3 to the condensed consolidated financial statements.

Net Earnings (Loss) Attributable to Brown Shoe Company, Inc.

We reported net earnings attributable to Brown Shoe Company, Inc. of $15.4 million during the first quarter of 2014,  compared to a net loss of $10.8 million during the first quarter of 2013, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended
	May 3, 2014		May 4, 2013
		% of		% of
($ millions, except sales per square		Net		Net
foot)		Sales		Sales
Operating Results
Net sales	$354.6	100.0%	$352.3	100.0%
Cost of goods sold	192.8	54.4%	193.6	55.0%
Gross profit	161.8	45.6%	158.7	45.0%
Selling and administrative expenses	133.9	37.7%	129.7	36.8%
Operating earnings	$27.9	7.9%	$29.0	8.2%

Key Metrics
Same-store sales % change	1.3%		1.1%
Same-store sales $ change	$4.5		$3.8
Sales change from new and closed stores, net	$(2.2)		$1.4

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$49		$48
Sales per square foot, excluding e-commerce (trailing twelve-months)	$209		$201
Square footage (thousand sq. ft.)	6,981		7,176

Stores opened	11		12
Stores closed	21		13
Ending stores	1,034		1,054

Net Sales

Net sales increased $2.3 million, or 0.7%, to $354.6 million for the first quarter of 2014, compared to $352.3 million for the first quarter of 2013. Same-store sales, including e-commerce, increased 1.3% during the first quarter of 2014.   Despite an overall decline in customer traffic impacted by the cold weather during the first two months of the quarter, Famous Footwear reported an improved customer conversion rate, higher average unit retail prices, and an increase in pairs per transaction. We experienced sales growth in  canvas styles, women’s boots, athletics, and accessories.  During the first quarter of 2014, we opened 11 new stores and closed 21 stores, resulting in 1,034 stores and total square footage of 7.0 million at the end of the first quarter of 2014, compared to 1,054 stores and total square footage of 7.2 million at the end of the first quarter of 2013. Sales per square foot, excluding e-commerce, increased 3.7% to $49 in the first quarter of 2014, compared to $48 in the first quarter of last year.  On a trailing twelve month basis, sales per square foot, excluding e-commerce, increased 4.0% to $209 for the twelve months ended May 3, 2014, compared to $201 for the twelve months ended May 4, 2013.  Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, with approximately 72% of our net sales made to members of our Rewards program in the first quarter of 2014,  compared to approximately 68% in the first quarter of 2013.

Gross Profit

Gross profit increased $3.1 million, or 2.0%, to $161.8 million for the first quarter of 2014, compared to $158.7 million for the first quarter of 2013, due primarily to the growth in net sales. As a percentage of net sales, our gross profit was 45.6% for the first quarter of 2014, compared to the gross profit rate of 45.0% for the first quarter of 2013.  The increase in our gross profit rate was primarily driven by lower inventory markdowns and lower product costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.2 million, or 3.3%, to $133.9 million for the first quarter of 2014, compared to $129.7 million for the first quarter of 2013.  The increase was primarily attributable to higher marketing expenses, store rent and depreciation expenses, and variable store employee compensation.  As a percentage of net sales, selling and administrative expenses increased to 37.7% for the first quarter of 2014, compared to 36.8% for the first quarter of 2013.

Operating Earnings

Operating earnings decreased $1.1 million, or 4.0%, to $27.9 million for the first quarter of 2014, compared to $29.0 million for the first quarter of 2013. The decrease was due to higher selling and administrative expenses, partially offset by higher net sales and gross profit rate, as described above. As a percentage of net sales, operating earnings decreased to 7.9% for the first quarter of 2014, compared to 8.2% for the first quarter of 2013.

WHOLESALE OPERATIONS
	Thirteen Weeks Ended
	May 3, 2014		May 4, 2013
		% of		% of
		Net		Net
($ millions)		Sales		Sales
Operating Results
Net sales	$191.8	100.0%	$181.6	100.0%
Cost of goods sold	129.8	67.7%	123.8	68.2%
Gross profit	62.0	32.3%	57.8	31.8%
Selling and administrative expenses	48.2	25.1%	49.5	27.3%
Restructuring and other special charges, net	–	–	0.5	0.2%
Impairment of assets held for sale	–	–	4.7	2.6%
Operating earnings	$13.8	7.2%	$3.1	1.7%

Key Metrics
Unfilled order position at end of period	$368.6		$314.9

Net Sales

Net sales increased $10.2 million, or 5.6%, to $191.8 million for the first quarter of 2014, compared to $181.6 million for the first quarter of 2013. The increase reflects strength in many of our brands including Vince, Via Spiga, Franco Sarto, and Sam Edelman, partially offset by a decrease in our Carlos Santana brand.   Our Vince brand has experienced strong growth since it launched in the fall of 2012.  The Via Spiga brand has experienced a strong turnaround as the new spring product resonated well with consumers. Our unfilled order position increased $53.7 million, or 17.1%, from $314.9 million as of May 4, 2013 to $368.6 million as of May 3, 2014 primarily due to growth in our Sam Edelman, Franco Sarto, Naturalizer, and Vince brands.

Gross Profit

Gross profit increased $4.2 million, or 7.3%, to $62.0 million for the first quarter of 2014, compared to $57.8 million for the first quarter of 2013, reflecting the increase in net sales volume. As a percentage of net sales, our gross profit increased to 32.3% for the first quarter of 2014 from 31.8% for the first quarter of 2013.  The increase in our Wholesale Operations gross profit rate was driven by margin improvement from several of our wholesale brands as well as lower royalty expense due to the acquisition of the Franco Sarto trademarks, as discussed above, partially offset by the reduced gross profit impact from lower sales of our wholesale brands through our retail divisions in the first quarter of 2014.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.3 million, or 2.6%, to $48.2 million for the first quarter of 2014, compared to $49.5 million for the first quarter of 2013, driven in part by lower warehouse expenses during the quarter. As a percentage of net sales, selling and administrative expenses decreased to 25.1% for the first quarter of 2014, compared to 27.3% for the first quarter of 2013, reflecting better leveraging of our expense base over higher net sales.

Restructuring and Other Special Charges, Net

We incurred no restructuring and other special charges during the first quarter of 2014, compared to $0.5 million during the first quarter of 2013. Our portfolio realignment efforts included the exit of certain brands, the sale and closure of sourcing and supply chain assets, and other changes to our infrastructure, as further discussed in Note 5 to the condensed consolidated financial statements.

Impairment of Assets Held for Sale

During the first quarter of 2013, we recorded an impairment charge of $4.7 million to adjust certain sourcing and supply chain assets held for sale to their estimated fair value, as further discussed in Note 5 to the condensed consolidated financial statements.  There was no corresponding charge during the first quarter of 2014.

Operating Earnings

Operating earnings increased $10.7 million to $13.8 million for the first quarter of 2014, compared to $3.1 million for the first quarter of 2013. The increase was primarily driven by higher net sales and gross profit rate and decreases in impairment of assets held for sale and restructuring and other special charges. As a percentage of net sales, operating earnings increased to 7.2% for the first quarter of 2014, compared to 1.7% in the first quarter of 2013.

SPECIALTY RETAIL

	Thirteen Weeks Ended
	May 3, 2014		May 4, 2013
		% of		% of
($ millions, except sales per		Net		Net
square foot)		Sales		Sales
Operating Results
Net sales	$44.8	100.0%	$54.8	100.0%
Cost of goods sold	26.3	58.6%	31.3	57.0%
Gross profit	18.5	41.4%	23.5	43.0%
Selling and administrative expenses	22.2	49.6%	24.8	45.4%
Operating loss	$(3.7)	(8.2)%	$(1.3)	(2.4)%

Key Metrics
Same-store sales % change	(5.6)%		(0.3)%
Same-store sales $ change	$(1.8)		$(0.1)
Sales change from new and closed stores, net	$(3.7)		$(0.5)
Impact of changes in Canadian exchange rate on sales	$(0.9)		$(0.3)
Sales change of e-commerce subsidiary	$(3.6)		$(0.4)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$84		$91
Sales per square foot, excluding e-commerce (trailing twelve-months)	$391		$397
Square footage (thousand sq. ft.)	307		336

Stores opened	1		2
Stores closed	8		9
Ending stores	172		215

Net Sales

Net sales decreased $10.0 million, or 18.3%, to $44.8 million for the first quarter of 2014, compared to $54.8 million for the first quarter of 2013. The decrease in net sales reflects a lower store count due in part to the transfer of our China retail operations to C. banner International Holdings Limited as further discussed in Note 14 to the condensed consolidated financial statements, a $3.6 million decrease in net sales at our e-commerce subsidiary, a decrease in same-store sales of 5.6%, and a lower Canadian dollar exchange rate. We opened one new retail store and closed eight stores during the first quarter of 2014, resulting in a total of 172 stores and total square footage of 0.3 million at the end of the first quarter of 2014, compared to 215 stores (including 25 Naturalizer stores in China) and total square footage of 0.3 million at the end of the first quarter of 2013.  During 2013, all Naturalizer stores in China were either closed or transferred to our joint venture partner.  Sales per square foot, excluding e-commerce, was $84 for the first quarter of 2014, compared to $91 for the first quarter of 2013.   On a trailing twelve month basis, sales per square foot, excluding e-commerce, decreased 1.7% to $391 for the twelve months ended May 3, 2014 compared to $397 for the twelve months ended May 4, 2013.

Gross Profit

Gross profit decreased $5.0 million, or 21.2%, to $18.5 million for the first quarter of 2014, compared to $23.5 million for the first quarter of 2013, driven by the decrease in net sales and a lower gross profit rate. As a percentage of net sales, our gross profit decreased to 41.4% for the first quarter of 2014 from 43.0% for the first quarter of 2013. The decrease in our gross profit rate was driven primarily by higher inventory markdowns and an unfavorable mix of lower margin product.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.6 million, or 10.6%, to $22.2 million for the first quarter of 2014, compared to $24.8 million for the first quarter of 2013,  reflecting lower facility and employee expenses as a result of our lower store count. As a percentage of net sales, selling and administrative expenses increased to 49.6% for the first quarter of 2014 from 45.4% for the first quarter of 2013, reflecting the de-leveraging of the expense base over lower net sales.

Operating Loss

Specialty Retail reported an operating loss of $3.7 million for the first quarter of 2014, compared to an operating loss of $1.3 million for the first quarter of 2013.  The increase in our operating loss was primarily driven by lower net sales, partially offset by lower selling and administrative expenses, as discussed above.

OTHER SEGMENT

The Other segment includes unallocated corporate administrative expenses and other costs and recoveries. The segment reported costs of $9.2 million for the first quarter of 2014, compared to costs of $9.9 million for the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

	May 3,	May 4,	February 1,
($ millions)	2014	2013	2014
Borrowings under revolving credit agreement	$–	$66.0	$7.0
Long-term debt – Senior Notes	199.1	198.9	199.0
Total debt	$199.1	$264.9	$206.0

Total debt obligations decreased $65.8 million to $199.1 million at May 3, 2014, compared to $264.9 million at May 4, 2013, and decreased $6.9 million from $206.0 million at February 1, 2014 due to lower borrowings under our revolving credit agreement, resulting from our strong cash provided by operating activities over the respective periods, partially offset by the $65 million acquisition of the Franco Sarto trademarks in the first quarter of 2014. As a result of the lower average borrowings under our revolving credit agreement, interest expense for the first quarter of 2014 decreased $0.5 million to $5.3 million, compared to $5.8 million for the first quarter of 2013.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of May 3, 2014 in all material respects.

At May 3, 2014, we had no borrowings outstanding and $6.4 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $491.5 million at May 3, 2014.  While we had no borrowings outstanding under the Credit Agreement as of May 3, 2014, we anticipate using the facility as we purchase inventory for our fall selling season.

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

The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year. The 2019 Senior Notes mature on May 15, 2019. Prior to May 15, 2014, we had the option to redeem some or all of the 2019 Senior Notes at a redemption price equal to the sum of the principal amount of the 2019 Senior Notes to be redeemed, plus accrued and unpaid interest, plus a “make whole” premium.  Effective May 15, 2014, we may redeem all or a part of the 2019 Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

Year	Percentage
2014	105.344%
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions, and sales of assets. As of May 3, 2014, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes in all material respects.

Working Capital and Cash Flow

	Thirteen Weeks Ended
	May 3,	May 4,	Increase/
($ millions)	2014	2013	(Decrease)
Net cash provided by operating activities	$36.4	$25.9	$10.5
Net cash used for investing activities	(73.7)	(6.9)	(66.8)
Net cash used for financing activities	(9.1)	(42.1)	33.0
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.5)	1.0
Decrease in cash and cash equivalents	$(45.9)	$(23.6)	$(22.3)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $10.5 million higher in the first quarter of 2014 as compared to the first quarter of 2013, reflecting the following factors:

•	Higher net earnings;
•	A larger decrease in inventories in the first quarter of 2014 compared to the comparable period in 2013;
•	A larger decrease in accounts receivable in the first quarter of 2014 compared to the comparable period in 2013 due to strong customer collections; partially offset by
•	A larger decrease in trade accounts payable in the first quarter of 2014 compared to the comparable period in 2013 due to the timing of payments; and
•	A larger decrease in accrued expenses and other liabilities in the first quarter of 2014 compared to the comparable period in 2013 due to the timing of payments.

Cash used for investing activities was $66.8 million higher for the first quarter of 2014, as compared to the comparable period in 2013 due to the $65 million acquisition of the Franco Sarto trademarks and a $1.5 million decrease in net proceeds from the sale of subsidiaries. We expect purchases of property and equipment and capitalized software of approximately $53 million to $57 million in 2014.

Cash used for financing activities was $33.0 million lower for the first quarter of 2014 as compared to the comparable period in 2013 primarily due to lower net repayments under our Credit Agreement, as our borrowings under the Credit Agreement were reduced more significantly during the first quarter of 2013.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 3, 2014	May 4, 2013	February 1, 2014
Working capital ($ millions) (1)	$355.7	$327.1	$405.7

Current ratio (2)	2.05:1	1.83:1	2.05:1

Debt-to-capital ratio (3)	28.8%	39.1%	30.1%

(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)

The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at May 3, 2014, was $355.7 million, which was $50.0 million lower than at February 1, 2014 and $28.6 million higher than at May 4, 2013. Our current ratio was 2.05 to 1 as of May 3, 2014, consistent with February 1, 2014, and 1.83 to 1 at May 4, 2013. The improvement in the current ratio from May 4, 2013 to May 3, 2014 was driven by our cash provided by operating activities and lower borrowings under our revolving credit agreement. Our debt-to-capital ratio was 28.8% as of May 3, 2014, compared to 30.1% as of February 1, 2014 and 39.1% as of May 4, 2013. The decrease in our debt-to-capital ratio from February 1, 2014 and May 4, 2013 is primarily due to lower borrowings under our revolving credit agreement.

At May 3, 2014, we had $36.7 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

As further discussed in Note 7 to the condensed consolidated financial statements, on February 3, 2014, we purchased the Franco Sarto trademarks for $65.0 million.

We declared and paid dividends of $0.07 per share in both the first quarter of 2014 and the first quarter of 2013. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions, and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating lease commitments, long-term debt, interest on long-term debt, minimum license commitments,  borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits, and obligations related to our restructuring initiatives.

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings under and repayments of our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended February 1, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. The adoption of new accounting pronouncements is described in Note 2 to the condensed consolidated financial statements. For further information, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) rapidly changing fashion trends and purchasing patterns; (iii) intense competition within the footwear industry; (iv) the ability to accurately forecast sales and manage inventory levels; (v) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China, where Brown Shoe Company relies heavily on manufacturing facilities for a significant amount of their inventory; (vi) cybersecurity threats or other major disruption to the Company’s information technology systems; (vii) customer concentration and increased consolidation in the retail industry; (viii) a disruption in the Company’s distribution centers; (ix) foreign currency fluctuations; (x) additional duties, quotas, tariffs or other trade restrictions; (xi) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues;  (xii) the ability to recruit and retain senior management and other key associates; (xiii) the ability to attract, retain, and maintain good relationships with licensors and protect intellectual property rights; (xiv) the ability to secure/exit leases on favorable terms; and (xv) the ability to maintain relationships with current suppliers. The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 1, 2014, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended February 1, 2014.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 3, 2014, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended May 3, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 1, 2014.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2014:

						Maximum Number
					Total Number	of Shares that
					Purchased	May Yet Be
	Total Number		Average		as Part of Publicly	Purchased Under
	of Shares		Price Paid		Announced	the Program
Fiscal Period	Purchased		per Share		Program (1)	(1)

February 2, 2014 – March 1, 2014	22,586	(2)	$24.09	(2)	–	2,500,000

March 2, 2014 – April 5, 2014	121,019	(2)	25.01	(2)	–	2,500,000

April 6, 2014 – May 3, 2014	911	(2)	25.89	(2)	–	2,500,000

Total	144,516	(2)	$24.87	(2)	–	2,500,000

(1)

On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the first quarter of 2014; therefore, there were 2.5 million shares authorized to be purchased under the program as of May 3, 2014. Our repurchases of common stock are limited under our debt agreements.

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

3.2		Bylaws of the Company as amended through May 29, 2014, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated and filed May 30, 2014.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	† † † † †

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

BROWN SHOE COMPANY, INC.

Date: June 11, 2014	/s/ Russell C. Hammer
Russell C. Hammer Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer