Form 10-Q
period 2014-08-02
BROWN SHOE CO INC
filed 2014-09-10
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 2, 2014

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes  ☐     No ☑

As of August 29, 2014, 43,705,607 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	August 2, 2014	August 3, 2013	February 1, 2014
Assets
Current assets
Cash and cash equivalents	$46,876	$53,137	$82,546
Receivables, net	125,484	120,054	129,217
Inventories, net	657,656	615,916	547,531
Prepaid expenses and other current assets	39,167	51,845	33,136
Current assets – discontinued operations	–	1,661	119
Total current assets	869,183	842,613	792,549

Other assets	134,779	113,764	139,621
Goodwill	13,954	13,954	13,954
Intangible assets, net	122,808	62,734	59,719
Property and equipment	437,364	428,764	428,540
Allowance for depreciation	(289,006)	(280,809)	(284,980)
Net property and equipment	148,358	147,955	143,560
Total assets	$1,289,082	$1,181,020	$1,149,403

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$–	$23,000	$7,000
Trade accounts payable	341,694	309,806	226,602
Other accrued expenses	159,152	143,735	152,545
Current liabilities – discontinued operations	–	3,536	708
Total current liabilities	500,846	480,077	386,855

Other liabilities
Long-term debt	199,104	198,917	199,010
Deferred rent	36,560	36,196	38,593
Other liabilities	43,320	39,429	47,583
Total other liabilities	278,984	274,542	285,186

Equity
Common stock	437	432	434
Additional paid-in capital	135,930	124,543	131,398
Accumulated other comprehensive income (loss)	16,641	(27)	16,676
Retained earnings	355,574	300,770	328,191
Total Brown Shoe Company, Inc. shareholders’ equity	508,582	425,718	476,699
Noncontrolling interests	670	683	663
Total equity	509,252	426,401	477,362
Total liabilities and equity	$1,289,082	$1,181,020	$1,149,403

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
($ thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$635,877	$621,706	$1,227,039	$1,210,362
Cost of goods sold	376,235	367,080	725,056	715,720
Gross profit	259,642	254,626	501,983	494,642
Selling and administrative expenses	228,340	231,071	441,955	444,950
Restructuring and other special charges, net	–	743	–	1,262
Impairment of assets held for sale	–	–	–	4,660
Operating earnings	31,302	22,812	60,028	43,770
Interest expense	(5,125)	(5,192)	(10,431)	(10,913)
Interest income	109	82	185	150
Earnings before income taxes from continuing operations	26,286	17,702	49,782	33,007
Income tax provision	(8,247)	(4,081)	(16,267)	(12,027)
Net earnings from continuing operations	18,039	13,621	33,515	20,980
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax benefit of $0, $2,588, $0 and $6,171, respectively	–	620	–	(5,017)
Disposition/impairment of discontinued operations, net of $0 tax	–	1,042	–	(11,512)
Net earnings (loss) from discontinued operations	–	1,662	–	(16,529)
Net earnings	18,039	15,283	33,515	4,451
Net (loss) earnings attributable to noncontrolling interests	(25)	(74)	22	(144)
Net earnings attributable to Brown Shoe Company, Inc.	$18,064	$15,357	$33,493	$4,595

Basic earnings (loss) per common share:
From continuing operations	$0.41	$0.32	$0.77	$0.51
From discontinued operations	–	0.04	–	(0.40)
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.41	$0.36	$0.77	$0.11

Diluted earnings (loss) per common share:
From continuing operations	$0.41	$0.31	$0.76	$0.50
From discontinued operations	–	0.04	–	(0.40)
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.41	$0.35	$0.76	$0.10

Dividends per common share	$0.07	$0.07	$0.14	$0.14

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
($ thousands)	2014	2013	2014	2013
Net earnings	$18,039	$15,283	$33,515	$4,451
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	244	(900)	1,131	(1,590)
Pension and other post retirement benefits adjustments	(33)	136	(56)	281
Derivative financial instruments	(723)	512	(1,110)	398
Other comprehensive loss, net of tax	(512)	(252)	(35)	(911)
Comprehensive income	17,527	15,031	33,480	3,540
Comprehensive (loss) income attributable to noncontrolling interests	(28)	(61)	7	(89)
Comprehensive income attributable to Brown Shoe Company, Inc.	$17,555	$15,092	$33,473	$3,629

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Twenty-six Weeks Ended
	August 2,	August 3,
($ thousands)	2014	2013
Operating Activities
Net earnings	$33,515	$4,451
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	17,162	17,636
Amortization of capitalized software	6,392	6,467
Amortization of intangible assets	1,976	3,233
Amortization of debt issuance costs and debt discount	1,257	1,256
Share-based compensation expense	2,961	2,935
Tax benefit related to share-based plans	(2,097)	(2,798)
Loss on disposal of facilities and equipment	772	191
Impairment charges for facilities and equipment	725	959
Impairment of assets held for sale	–	4,660
Disposition/impairment of discontinued operations	–	11,512
Net loss on sale of subsidiaries	–	576
Deferred rent	(2,033)	2,485
Provision for doubtful accounts	48	331
Changes in operating assets and liabilities, net of dispositions:
Receivables	3,655	(8,605)
Inventories	(109,619)	(112,625)
Prepaid expenses and other current and noncurrent assets	(2,845)	(6,372)
Trade accounts payable	114,874	96,932
Accrued expenses and other liabilities	1,696	11,729
Other, net	(1,948)	536
Net cash provided by operating activities	66,491	35,489

Investing Activities
Purchases of property and equipment	(23,511)	(27,797)
Capitalized software	(2,714)	(2,638)
Acquisition of trademarks	(65,065)	–
Net proceeds from sale of subsidiaries	–	69,347
Net cash (used for) provided by investing activities	(91,290)	38,912

Financing Activities
Borrowings under revolving credit agreement	456,000	685,000
Repayments under revolving credit agreement	(463,000)	(767,000)
Dividends paid	(6,110)	(6,048)
Issuance of common stock under share-based plans, net	(523)	(2,780)
Tax benefit related to share-based plans	2,097	2,798
Net cash used for financing activities	(11,536)	(88,030)
Effect of exchange rate changes on cash and cash equivalents	665	(1,457)
Decrease in cash and cash equivalents	(35,670)	(15,086)
Cash and cash equivalents at beginning of period	82,546	68,223
Cash and cash equivalents at end of period	$46,876	$53,137

See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations, comprehensive income, and cash flows of Brown Shoe Company, Inc. (the “Company”). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.  The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of  goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited.  The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, to clarify existing guidance in ASC 718, Compensation – Stock Compensation.  The guidance requires that performance targets achieved after the requisite service period be treated as performance conditions.  As such, the performance target is not reflected in the estimation of the award’s grant date fair value. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The guidance may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively using a modified retrospective approach. The adoption of this guidance in the first quarter of 2016 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3	Discontinued Operations

The Company’s discontinued operations include the Avia and Nevados brands of American Sporting Goods Corporation, as well as the Etienne Aigner and Vera Wang brands. There were no net sales or loss from discontinued operations for the thirteen and twenty-six weeks ended August 2, 2014.  In aggregate, discontinued operations included net sales of $3.8 million and $24.3 million and loss before income taxes of $2.0  million and $11.2 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively.  For the thirteen and twenty-six weeks ended August 3, 2013, discontinued operations also included a $1.0 million gain and $11.5 million of costs, respectively, associated with the Company’s disposition/impairment of discontinued operations.

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

The Company received $60.3 million in cash and a promissory note of $12.0 million at closing, from the sale of stock, the sale of inventory, and for the provision of transition services, less working capital adjustments. The promissory note matured on November 14, 2013.  In accordance with the terms of the promissory note, the Company received a payment of $12.2 million on November 14, 2013, representing the note principal and accrued interest.

In anticipation of the sale of ASG, the Company recorded an impairment charge in the first quarter of 2013 of $12.6 million ($12.6 million after-tax, $0.30 per diluted share), representing the difference in the fair value less costs to sell as compared to the carrying value of the net assets to be sold. During the second quarter of 2013, the Company recognized a gain upon disposition of subsidiary of $1.0 million ($1.0 million after-tax, $0.02 per diluted share).  The impairment charge and gain upon disposition are reflected as disposition/impairment of discontinued operations, net of tax in the condensed consolidated statements of earnings. ASG was previously included in the Wholesale Operations segment.  Discontinued operations include net sales of $2.0 million and $20.3 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively.  Discontinued operations include a loss before income taxes of $2.6 million and $1.4 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively.

Etienne Aigner

During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. On April 29, 2013, an agreement to resolve the dispute was reached, pursuant to which the Company agreed to pay Etienne Aigner $6.5 million. The financial results of Etienne Aigner and the $6.5 million settlement are reflected as a component of discontinued operations.  The results of Etienne Aigner were previously included in the Wholesale Operations segment.  Discontinued operations include net sales of $0.2 million and $0.4 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively.  Discontinued operations include earnings before income taxes of $0.1 million and loss before income taxes of $6.9 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively.

Vera Wang

During the first quarter of 2013, the Company communicated its intention not to renew the Vera Wang license agreement. The financial results of Vera Wang are reflected as a component of discontinued operations.  The results of Vera Wang were previously included in the Wholesale Operations segment.   Discontinued operations include net sales of $1.6 million and $3.6 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively.  Discontinued operations include earnings before income taxes of $0.6 million and a loss before income taxes of $2.8 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively.

The detail of ASG, Etienne Aigner, and Vera Wang assets and liabilities reported as discontinued operations in the condensed consolidated balance sheets is as follows:

	August 2,	August 3,	February 1,
($ thousands)	2014	2013	2014

Assets of Discontinued Operations
Current assets
Receivables, net	$–	$387	$–
Inventories, net	–	700	111
Prepaid expenses and other current assets	–	574	8
Current assets - discontinued operations	–	1,661	119
Total assets - discontinued operations	$–	$1,661	$119

Liabilities of Discontinued Operations
Current liabilities
Trade accounts payable	$–	$942	$139
Other accrued expenses	–	2,594	569
Current liabilities - discontinued operations	–	3,536	708
Total liabilities - discontinued operations	$–	$3,536	$708

Earnings (loss) from discontinued operations, net of tax for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$–	$3,775	$–	$24,312
Cost of goods sold	–	2,221	–	18,852
Gross profit	–	1,554	–	5,460
Selling and administrative expenses	–	1,020	–	5,881
Restructuring and other special charges, net	–	2,484	–	10,769
Operating loss	–	(1,950)	–	(11,190)
Interest expense	–	(18)	–	(87)
Interest income	–	–	–	89
Loss before income taxes from discontinued operations	–	(1,968)	–	(11,188)
Income tax benefit	–	2,588	–	6,171
Earnings (loss) from discontinued operations, net of tax	$–	$620	$–	$(5,017)

Note 4	Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended August 2, 2014 and August 3, 2013:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
(thousands, except per share amounts)	2014	2013	2014	2013
NUMERATOR
Net earnings from continuing operations	$18,039	$13,621	$33,515	$20,980
Net loss (earnings) attributable to noncontrolling interests	25	74	(22)	144
Net earnings allocated to participating securities	(669)	(580)	(1,262)	(266)
Net earnings from continuing operations	17,395	13,115	32,231	20,858
Net earnings (loss) from discontinued operations	–	1,662	–	(16,529)
Net earnings allocated to participating securities	–	(71)	–	–
Net earnings (loss) from discontinued operations	–	1,591	–	(16,529)
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$17,395	$14,706	$32,231	$4,329

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	42,074	41,348	41,980	41,209
Dilutive effect of share-based awards for continuing operations and discontinued operations	202	316	218	267
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	42,276	41,664	42,198	41,476

Basic earnings (loss) per common share:
From continuing operations	$0.41	$0.32	$0.77	$0.51
From discontinued operations	–	0.04	–	(0.40)
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.41	$0.36	$0.77	$0.11

Diluted earnings (loss) per common share:
From continuing operations	$0.41	$0.31	$0.76	$0.50
From discontinued operations	–	0.04	–	(0.40)
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.41	$0.35	$0.76	$0.10

Options to purchase 64,497  and 134,247 shares of common stock for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively, and 64,497 and 224,153 shares of common stock for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be anti-dilutive.

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

During the thirteen and twenty-six weeks ended August 2, 2014, the Company incurred no expenses for portfolio realignment initiatives.  The following is a summary of the Company’s portfolio realignment expense for our continuing and discontinued operations for the thirteen and twenty-six weeks ended August 3, 2013:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
($ millions, except per share data)	Pre-tax Expense (Income)	After-tax Expense (Income)	Loss (Earnings) Per Diluted Share	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share
August 3, 2013
Continuing Operations
Business exits and cost reductions	$0.7	$0.5	$0.01	$1.2	$0.8	$0.02
Non-cash impairments/dispositions	–	–	–	4.7	4.7	0.11
Total Continuing Operations	0.7	0.5	0.01	5.9	5.5	0.13
Discontinued Operations
Business exits and cost reductions	2.1	(0.7)	(0.01)	13.3	6.4	0.13
Non-cash impairments/dispositions	(1.0)	(1.0)	(0.02)	11.5	11.5	0.28
Total Discontinued Operations	1.1	(1.7)	(0.03)	24.8	17.9	0.41
Total	$1.8	$(1.2)	$(0.02)	$30.7	$23.4	$0.54

All of the continuing operations portfolio realignment costs incurred during the thirteen and twenty-six weeks ended August 3, 2013 are included in the Wholesale Operations segment.  The business exits and cost reductions of the Company’s continuing operations were recorded within restructuring and other special charges, net in the condensed consolidated statements of earnings.  The business exits and cost reductions of the Company’s discontinued operations were recorded within earnings (loss) from discontinued operations, net of tax, in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions of the Company’s continuing operations were recorded within impairment of assets held for sale in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions of the Company’s discontinued operations were recorded within disposition/impairment of discontinued operations, net of tax in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions are included in Other in the following table.

The following is a summary of the charges and settlements by category of costs.  The Company expects all portfolio realignment costs to be settled by the end of fiscal 2016.

						Total by Classification
($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total	Continuing Operations	Discontinued Operations
Reserve balance at February 2, 2013	$1.7	$0.2	$3.3	$0.3	$5.5	$5.3	$0.2
Additional charges in 2013	2.6	2.7	0.1	25.3	30.7	5.9	24.8
Amounts settled in 2013	(3.3)	(2.9)	(2.0)	(25.6)	(33.8)	(9.7)	(24.1)
Reserve balance at February 1, 2014	$1.0	$–	$1.4	$–	$2.4	$1.5	$0.9
Additional charges in first quarter 2014	–	–	–	–	–	–	–
Amounts settled in first quarter 2014	(0.4)	–	(0.1)	–	(0.5)	(0.1)	(0.4)
Reserve balance at May 3, 2014	$0.6	$–	$1.3	$–	$1.9	$1.4	$0.5
Additional charges in second quarter 2014	–	–	–	–	–	–	–
Amounts settled in second quarter 2014	(0.4)	–	(0.1)	–	(0.5)	–	(0.5)
Reserve balance at August 2, 2014	$0.2	$–	$1.2	$–	$1.4	$1.4	$–

Sale of Sourcing and Supply Chain Assets

As part of its portfolio realignment efforts, the Company entered into an agreement to sell certain of its supply chain and sourcing assets (“Sale Agreement”) on April 30, 2013 for $9.0 million, including $1.5 million in cash and a $7.5 million promissory note, subject to working capital adjustments. The sale closed during the second quarter of 2013. In anticipation of this transaction, the Company classified the related assets and liabilities of the supply chain and sourcing assets as held for sale as of May 4, 2013 on the condensed consolidated balance sheet and recognized an impairment charge in the first quarter of 2013 of $4.7 million  ($4.7 million after tax, or $0.11 per diluted share) to adjust the assets to their estimated fair value. The promissory note requires installments over two years with the first payment of $3.0 million due no later than 45 days from the closing date and the remaining balance payable in eight quarterly payments of $0.6 million, subject to working capital adjustments, plus accrued interest of 5%, compounded monthly, starting no later than three months after the closing date. In accordance with the terms of the promissory note, as of August 2, 2014, the Company has received a total of $5.2 million of installment payments.  As part of the Sale Agreement, the Company agreed to purchase a minimum of four million pairs of shoes each year for two years following the closing date at market pricing, which can be fulfilled from a group of facilities owned by the purchaser.

Note 6	Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended August 2, 2014 and August 3, 2013.  All financial measures below exclude discontinued operations.

	Famous	Wholesale	Specialty
($ thousands)	Footwear	Operations	Retail	Other	Total

Thirteen Weeks Ended August 2, 2014
External sales	$393,631	$194,269	$47,977	$–	$635,877
Intersegment sales	554	53,277	–	–	53,831
Operating earnings (loss)	26,558	19,249	(2,786)	(11,719)	31,302
Segment assets - continuing operations	585,580	513,327	53,397	136,778	1,289,082

Thirteen Weeks Ended August 3, 2013
External sales	$388,259	$180,440	$53,007	$–	$621,706
Intersegment sales	604	64,203	–	–	64,807
Operating earnings (loss)	28,969	8,196	(1,826)	(12,527)	22,812
Segment assets - continuing operations	529,944	428,664	83,852	136,899	1,179,359

Twenty-six Weeks Ended August 2, 2014
External sales	$748,254	$386,054	$92,731	$–	$1,227,039
Intersegment sales	1,059	85,258	–	–	86,317
Operating earnings (loss)	54,429	33,003	(6,478)	(20,926)	60,028

Twenty-six Weeks Ended August 3, 2013
External sales	$740,538	$362,065	$107,759	$–	$1,210,362
Intersegment sales	1,210	100,933	–	–	102,143
Operating earnings (loss)	58,011	11,303	(3,155)	(22,389)	43,770

The Other category includes corporate assets, administrative expenses, and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
($ thousands)	2014	2013	2014	2013
Operating earnings	$31,302	$22,812	$60,028	$43,770
Interest expense	(5,125)	(5,192)	(10,431)	(10,913)
Interest income	109	82	185	150
Earnings before income taxes from continuing operations	$26,286	$17,702	$49,782	$33,007

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

	August 2,	August 3,	February 1,
($ thousands)	2014	2013	2014

Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	183,068	118,003	118,003
Specialty Retail	200	200	200
Total intangible assets	186,068	121,003	121,003
Accumulated amortization	(63,260)	(58,269)	(61,284)
Total intangible assets, net	122,808	62,734	59,719
Goodwill
Wholesale Operations	13,954	13,954	13,954
Total goodwill	13,954	13,954	13,954
Goodwill and intangible assets, net	$136,762	$76,688	$73,673

Intangible assets consist primarily of owned and licensed trademarks,  $21.0 million of which are not subject to amortization, with the remainder being amortized over useful lives ranging from four to 40 years as of August 2, 2014. Amortization expense related to intangible assets was $1.0 million and $1.5 million for the thirteen weeks and $2.0 million and $3.2 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

On February 3, 2014, the Company entered into and simultaneously closed an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Company acquired the Franco Sarto trademarks.  As consideration, the Company paid a cash purchase price of $65.0 million at the time of closing.  As a result of entering into and closing the Asset Purchase Agreement, the Company’s license agreement, granting the Company the right to sell footwear and other products using the Franco Sarto trademarks through 2019, was terminated.  The purchase price of $65.0 million, as well as transaction costs of $0.1 million, will be amortized over its useful life of 40 years.

Note 8	Shareholders’ Equity

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 1, 2014	$476,699	$663	$477,362
Net earnings	33,493	22	33,515
Other comprehensive loss	(35)	(15)	(50)
Dividends paid	(6,110)	–	(6,110)
Issuance of common stock under share-based plans, net	(523)	–	(523)
Tax benefit related to share-based plans	2,097	–	2,097
Share-based compensation expense	2,961	–	2,961
Equity at August 2, 2014	$508,582	$670	$509,252

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 2, 2013	$425,129	$772	$425,901
Net earnings (loss)	4,595	(144)	4,451
Other comprehensive (loss) income	(911)	55	(856)
Dividends paid	(6,048)	–	(6,048)
Issuance of common stock under share-based plans, net	(2,780)	–	(2,780)
Tax benefit related to share-based plans	2,798	–	2,798
Share-based compensation expense	2,935	–	2,935
Equity at August 3, 2013	$425,718	$683	$426,401

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013:

				Accumulated
	Foreign	Pension and Other		Other
	Currency	Postretirement	Derivative	Comprehensive
($ thousands)	Translation	Transactions	Transactions	Income (Loss)
Balance February 1, 2014	$2,356	$13,582	$738	$16,676
Other comprehensive income (loss) before reclassifications	887	–	(333)	554
Amounts reclassified from accumulated other comprehensive income (loss)	–	(23)	(54)	(77)
Other comprehensive income (loss)	887	(23)	(387)	477
Balance May 3, 2014	$3,243	$13,559	$351	$17,153
Other comprehensive income (loss) before reclassifications	244	–	(761)	(517)
Amounts reclassified from accumulated other comprehensive income (loss)	–	(33)	38	5
Other comprehensive income (loss)	244	(33)	(723)	(512)
Balance August 2, 2014	$3,487	$13,526	$(372)	$16,641

Balance February 2, 2013	$6,912	$(5,947)	$(81)	$884
Other comprehensive loss before reclassifications	(690)	–	(27)	(717)
Amounts reclassified from accumulated other comprehensive income (loss)	–	145	(87)	58
Other comprehensive (loss) income	(690)	145	(114)	(659)
Balance May 4, 2013	$6,222	$(5,802)	$(195)	$225
Other comprehensive (loss) income before reclassifications	(900)	–	662	(238)
Amounts reclassified from accumulated other comprehensive income (loss)	–	136	(150)	(14)
Other comprehensive (loss) income	(900)	136	512	(252)
Balance August 3, 2013	$5,322	$(5,666)	$317	$(27)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) and the related tax effect by component for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Condensed Consolidated
($ thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013	Statements of Earnings
Net losses (gains) from derivative financial instruments (1)	$55	$(230)	$(23)	$(362)	Costs of goods sold and selling and administrative expenses
Tax (benefit) provision	(17)	80	7	125	Income tax provision
Net losses (gains) from derivative financial instruments, net of tax	38	(150)	(16)	(237)

Pension and other postretirement benefits actuarial (gain) loss (2)	(65)	217	(115)	445	Selling and administrative expenses
Pension benefits prior service expense (2)	6	4	14	6	Selling and administrative expenses
Pension and other postretirement benefits adjustments	(59)	221	(101)	451
Tax provision (benefit)	26	(85)	45	(170)	Income tax provision
Pension and other postretirement benefits adjustments, net of tax	(33)	136	(56)	281
Amounts reclassified from accumulated other comprehensive income (loss)	$5	$(14)	$(72)	$44

(1)	See Note 11 and 12 to the condensed consolidated financial statements for additional information related to derivative financial instruments.
(2)	See Note 10 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 9	Share-Based Compensation

The Company recognized share-based compensation expense of $1.4 million and $1.3 million during the thirteen weeks and $3.0 million and $2.9 million during the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

The Company issued 62,117 shares of common stock during the thirteen weeks and 514,242 shares of common stock during the twenty-six weeks ended August 2, 2014, respectively, for restricted stock grants, stock options exercised, and directors’ fees.

During the thirteen weeks ended August 2, 2014, the Company granted 8,800 restricted shares to certain employees with a weighted-average grant date fair value of $28.02.  During the twenty-six weeks ended August 2, 2014, the Company granted 279,710 restricted shares to certain employees with a weighted-average grant date fair value of $28.17.  Of the 279,710 restricted shares granted, 277,910 of the shares will vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period. The remaining 1,800 restricted shares will vest in one year. During both the thirteen and twenty-six weeks ended August 2, 2014, the Company cancelled 27,600 shares of restricted stock awards as a result of forfeitures.

During the thirteen and twenty-six weeks ended August 2, 2014, the Company granted  zero and 88,185 performance share units, respectively, with a weighted-average grant date fair value of $28.18.  Vesting of performance-based units is dependent upon the financial performance of the Company and the attainment of certain financial goals during the next three years. Performance share units are settled in cash based on the Company’s stock price upon payout. The performance share units may pay out at a maximum of 200% of the target number of units. Compensation expense is being recognized based on the fair value of the award and the anticipated number of units to be awarded in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash and their fair value is based on the unadjusted quoted market price for the Company’s common stock on each measurement date.

The Company also granted 39,476 and 40,387 restricted stock units to non-employee directors with weighted-average grant date fair values of $28.73 and $28.68, respectively, during the thirteen and twenty-six weeks ended August 2, 2014. Of the 39,476 restricted stock units granted during the thirteen weeks ended August 2, 2014,  776 restricted stock units for dividend equivalents vested immediately and compensation expense was fully recognized during the period. The remaining 38,700 restricted stock units vest in one year, and compensation expense will be recognized ratably over the one-year period based upon the fair value of the restricted stock units, as remeasured at the end of each period.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit (income) cost for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 2,	August 3,	August 2,	August 3,
($ thousands)	2014	2013	2014	2013
Service cost	$2,239	$2,583	$–	$–
Interest cost	3,560	3,304	12	35
Expected return on assets	(6,197)	(6,197)	–	–
Amortization of:
Actuarial loss (gain)	67	237	(132)	(20)
Prior service expense	6	4	–	–
Total net periodic benefit (income) cost	$(325)	$(69)	$(120)	$15

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
($ thousands)	2014	2013	2014	2013
Service cost	$4,826	$5,474	$–	$–
Interest cost	7,116	6,635	24	70
Expected return on assets	(12,381)	(12,376)	–	–
Amortization of:
Actuarial loss (gain)	102	485	(217)	(40)
Prior service expense	14	6	–	–
Total net periodic benefit (income) cost	$(323)	$224	$(193)	$30

Note 11	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through July 2015. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company’s hedging strategy principally uses foreign currency forward contracts as cash flow hedges, which are recorded in the condensed consolidated balance sheet at fair value, to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, intercompany charges, as well as collections and payments. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income (loss) and reclassified to earnings in the period that the hedged transaction is recognized in earnings.  The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings.

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 was not material.

As of August 2, 2014, August 3, 2013, and February 1, 2014, the Company had forward contracts maturing at various dates through July 2015,  August 2014, and January 2015, respectively. The contract notional amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Notional Amount
(U.S. $ equivalent in thousands)	August 2, 2014	August 3, 2013	February 1, 2014
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$20,973	$20,397	$20,197
Chinese yuan	14,524	15,128	15,278
Euro	12,331	7,064	11,270
Japanese yen	1,613	1,370	1,586
Other currencies	1,413	1,412	1,345
Total financial instruments	$50,854	$45,371	$49,676

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of August 2, 2014, August 3, 2013, and February 1, 2014 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

August 2, 2014	Prepaid expenses and other current assets	$239	Other accrued expenses	$615

August 3, 2013	Prepaid expenses and other current assets	467	Other accrued expenses	194

February 1, 2014	Prepaid expenses and other current assets	1,056	Other accrued expenses	222

For the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 2, 2014		August 3, 2013
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings

Net sales	$3	$3	$108	$94
Cost of goods sold	(776)	(64)	460	6
Selling and administrative expenses	(253)	6	368	130
Interest expense	(5)	–	9	–

	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ in thousands)	August 2, 2014		August 3, 2013
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	Loss Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings

Net sales	$(4)	$16	$117	$148
Cost of goods sold	(757)	(11)	545	27
Selling and administrative expenses	(709)	18	210	187
Interest expense	(17)	–	10	–

All gains and losses currently included within accumulated other comprehensive income (loss) associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 12 to the condensed consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 2, 2014, August 3, 2013, and February 1, 2014. The Company did not have any transfers between Level 1 and Level 2 during 2013 or the twenty-six weeks ended August 2, 2014.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of August 2, 2014:
Cash equivalents – money market funds	$8,457	$8,457	$–	$–
Non-qualified deferred compensation plan assets	2,765	2,765	–	–
Non-qualified deferred compensation plan liabilities	(2,765)	(2,765)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,983)	(1,983)	–	–
Restricted stock units for non-employee directors	(8,103)	(8,103)	–	–
Performance share units	(895)	(895)	–	–
Derivative financial instruments, net	(376)	–	(376)	–

As of August 3, 2013:
Cash equivalents – money market funds	$11,757	$11,757	$–	$–
Non-qualified deferred compensation plan assets	1,867	1,867	–	–
Non-qualified deferred compensation plan liabilities	(1,867)	(1,867)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,648)	(1,648)	–	–
Restricted stock units for non-employee directors	(7,203)	(7,203)	–	–
Performance share units	(1,311)	(1,311)	–	–
Derivative financial instruments, net	273	–	273	–

As of February 1, 2014:
Cash equivalents – money market funds	$41,236	$41,236	$–	$–
Non-qualified deferred compensation plan assets	2,191	2,191	–	–
Non-qualified deferred compensation plan liabilities	(2,191)	(2,191)	–	–
Deferred compensation plan liabilities for non-employee directors	(1,668)	(1,668)	–	–
Restricted stock units for non-employee directors	(7,769)	(7,769)	–	–
Performance share units	(2,300)	(2,300)	–	–
Derivative financial instruments, net	834	–	834	–

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived assets held and used with a carrying amount of $85.5 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.4 million for the thirteen weeks ended August 2, 2014. Of the $0.4 million impairment charge included in selling and administrative expenses, $0.2 million related to the Famous Footwear segment and $0.2 million related to the Specialty Retail segment.  An impairment charge of $0.7 million was recorded in selling and administrative expenses for the twenty-six weeks ended August 2, 2014, of which $0.4 million related to the Famous Footwear segment and $0.3 million related to the Specialty Retail segment.

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

	August 2, 2014		August 3, 2013		February 1, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value	Amount	Value
Long-term debt – Senior Notes	$199,104	$210,750	$198,917	$212,500	$199,010	$210,500

The fair value of the Company’s Senior Notes was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 13	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rates from continuing operations were 31.4% and 23.1% for the thirteen weeks and 32.7% and 36.4% for the twenty-six weeks ended August 2, 2014 and August 3, 2013,  respectively.  The increase in the Company’s effective tax rate for the thirteen weeks ended August 2, 2014 was primarily due to a lower anticipated full year mix of international earnings in lower tax jurisdictions as compared to the prior year. The effective tax rate was higher in the first half of 2013 due to the non-deductible nature of the $4.7 million impairment charge in the first quarter of 2013, as further described in Note 5 to the condensed consolidated financial statements.

Note 14	Related Party Transactions

C. banner International Holdings Limited

The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”, formerly known as Hongguo International Holdings Limited) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China.  During 2013, B&H Footwear transferred the operation of 25 retail stores in China to CBI.  B&H Footwear continues to sell footwear to CBI on a wholesale basis. During the thirteen and twenty-six weeks ended August 2, 2014, the Company, through its consolidated subsidiary, B&H Footwear, sold $1.4 million and $3.4 million, respectively, of Naturalizer footwear on a wholesale basis to CBI, with $1.2 million and $2.2 million in corresponding sales during the thirteen and twenty-six weeks ended August 3, 2013.

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.7  million as of August 2, 2014. The Company expects to spend approximately $0.2 million in each of the next five years and $14.7 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through August 2, 2014 were $26.3 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at August 2, 2014 is $9.8 million, of which $8.8 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses. Of the total $9.8 million reserve, $5.1 million is for on-site remediation and $4.7 million is for off-site remediation.

Other

The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.4 million at August 2, 2014 related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $2.0 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.0 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

Based on information currently available, the Company has an accrued liability of $11.2 million as of August 2, 2014 to complete the cleanup, maintenance and monitoring at all sites. Of the $11.2 million liability, $10.0 million is recorded in other liabilities and $1.2 million is recorded in other accrued expenses. The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 2, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$28,399	$18,477	$–	$46,876
Receivables, net	85,285	2,491	37,708	–	125,484
Inventories, net	160,581	487,786	9,289	–	657,656
Prepaid expenses and other current assets	35,382	345	3,440	–	39,167
Intercompany receivable – current	1,958	502	18,663	(21,123)	–
Total current assets	283,206	519,523	87,577	(21,123)	869,183
Other assets	119,473	14,680	626	–	134,779
Goodwill and intangible assets, net	119,041	17,721	–	–	136,762
Property and equipment, net	26,934	119,626	1,798	–	148,358
Investment in subsidiaries	907,866	185,612	–	(1,093,478)	–
Intercompany receivable – noncurrent	450,516	518,996	245,863	(1,215,375)	–
Total assets	$1,907,036	$1,376,158	$335,864	$(2,329,976)	$1,289,082

Liabilities and Equity
Current liabilities
Trade accounts payable	$104,054	$196,671	$40,969	$–	$341,694
Other accrued expenses	73,399	76,691	9,062	–	159,152
Intercompany payable – current	6,143	312	14,668	(21,123)	–
Total current liabilities	183,596	273,674	64,699	(21,123)	500,846
Other liabilities
Long-term debt	199,104	–	–	–	199,104
Other liabilities	34,860	43,550	1,470	–	79,880
Intercompany payable – noncurrent	980,894	151,068	83,413	(1,215,375)	–
Total other liabilities	1,214,858	194,618	84,883	(1,215,375)	278,984
Equity
Brown Shoe Company, Inc. shareholders’ equity	508,582	907,866	185,612	(1,093,478)	508,582
Noncontrolling interests	–	–	670	–	670
Total equity	508,582	907,866	186,282	(1,093,478)	509,252
Total liabilities and equity	$1,907,036	$1,376,158	$335,864	$(2,329,976)	$1,289,082

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRTEEN WEEKS ENDED AUGUST 2, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$183,598	$445,199	$56,496	$(49,416)	$635,877
Cost of goods sold	136,433	243,627	45,591	(49,416)	376,235
Gross profit	47,165	201,572	10,905	–	259,642
Selling and administrative expenses	57,149	177,231	(6,040)	–	228,340
Operating (loss) earnings	(9,984)	24,341	16,945	–	31,302
Interest expense	(5,125)	–	–	–	(5,125)
Interest income	12	66	31	–	109
Intercompany interest income (expense)	3,828	(4,535)	707	–	–
(Loss) earnings before income taxes	(11,269)	19,872	17,683	–	26,286
Income tax benefit (provision)	1,684	(7,962)	(1,969)	–	(8,247)
Equity in earnings of subsidiaries, net of tax	27,649	15,739	–	(43,388)	–
Net earnings	18,064	27,649	15,714	(43,388)	18,039
Less: Net loss attributable to noncontrolling interests	–	–	(25)	–	(25)
Net earnings attributable to Brown Shoe Company, Inc.	$18,064	$27,649	$15,739	$(43,388)	$18,064

Comprehensive income	$17,555	$27,640	$15,745	$(43,413)	$17,527
Less: Comprehensive loss attributable to noncontrolling interests	–	–	(28)	–	(28)
Comprehensive income attributable to Brown Shoe Company, Inc.	$17,555	$27,640	$15,773	$(43,413)	$17,555

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$362,758	$846,779	$93,120	$(75,618)	$1,227,039
Cost of goods sold	263,899	461,993	74,782	(75,618)	725,056
Gross profit	98,859	384,786	18,338	–	501,983
Selling and administrative expenses	106,346	337,198	(1,589)	–	441,955
Operating (loss) earnings	(7,487)	47,588	19,927	–	60,028
Interest expense	(10,430)	(1)	–	–	(10,431)
Interest income	13	125	47	–	185
Intercompany interest income (expense)	7,802	(8,614)	812	–	–
(Loss) earnings before income taxes	(10,102)	39,098	20,786	–	49,782
Income tax benefit (provision)	2,148	(15,916)	(2,499)	–	(16,267)
Equity in earnings of subsidiaries, net of tax	41,447	18,265	–	(59,712)	–
Net earnings	33,493	41,447	18,287	(59,712)	33,515
Less: Net earnings attributable to noncontrolling interests	–	–	22	–	22
Net earnings attributable to Brown Shoe Company, Inc.	$33,493	$41,447	$18,265	$(59,712)	$33,493

Comprehensive income	$33,473	$41,996	$18,266	$(60,255)	$33,480
Less: Comprehensive income attributable to noncontrolling interests	–	–	7	–	7
Comprehensive income attributable to Brown Shoe Company, Inc.	$33,473	$41,996	$18,259	$(60,255)	$33,473

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(14,049)	$54,088	$26,452	$–	$66,491

Investing activities
Purchases of property and equipment	(2,810)	(20,496)	(205)	–	(23,511)
Capitalized software	(2,642)	(43)	(29)	–	(2,714)
Acquisition of trademarks	(65,065)	–	–	–	(65,065)
Intercompany investing	(624)	624	–	–	–
Net cash used for investing activities	(71,141)	(19,915)	(234)	–	(91,290)

Financing activities
Borrowings under revolving credit agreement	456,000	–	–	–	456,000
Repayments under revolving credit agreement	(463,000)	–	–	–	(463,000)
Dividends paid	(6,110)	–	–	–	(6,110)
Issuance of common stock under share-based plans, net	(523)	–	–	–	(523)
Tax benefit related to share-based plans	2,097	–	–	–	2,097
Intercompany financing	96,726	(36,441)	(60,285)	–	–
Net cash provided by (used for) financing activities	85,190	(36,441)	(60,285)	–	(11,536)
Effect of exchange rate changes on cash and cash equivalents	–	665	–	–	665
Decrease in cash and cash equivalents	–	(1,603)	(34,067)	–	(35,670)
Cash and cash equivalents at beginning of period	–	30,002	52,544	–	82,546
Cash and cash equivalents at end of period	$–	$28,399	$18,477	$–	$46,876

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$30,002	$52,544	$–	$82,546
Receivables, net	84,428	2,349	42,440	–	129,217
Inventories, net	119,131	421,101	7,299	–	547,531
Prepaid expenses and other current assets	38,069	16,024	3,984	(24,941)	33,136
Current assets – discontinued operations	119	–	–	–	119
Intercompany receivable – current	602	191	8,860	(9,653)	–
Total current assets	242,349	469,667	115,127	(34,594)	792,549
Other assets	123,066	15,864	691	–	139,621
Goodwill and intangible assets, net	55,225	18,448	–	–	73,673
Property and equipment, net	27,201	114,359	2,000	–	143,560
Investment in subsidiaries	865,700	165,970	–	(1,031,670)	–
Intercompany receivable – noncurrent	457,507	482,180	230,572	(1,170,259)	–
Total assets	$1,771,048	$1,266,488	$348,390	$(2,236,523)	$1,149,403

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$7,000	$–	$–	$–	$7,000
Trade accounts payable	72,349	116,604	37,649	–	226,602
Other accrued expenses	81,902	87,045	8,539	(24,941)	152,545
Current liabilities – discontinued operations	708	–	–	–	708
Intercompany payable – current	4,689	766	4,198	(9,653)	–
Total current liabilities	166,648	204,415	50,386	(34,594)	386,855
Other liabilities
Long-term debt	199,010	–	–	–	199,010
Other liabilities	38,657	46,055	1,464	–	86,176
Intercompany payable – noncurrent	890,034	150,318	129,907	(1,170,259)	–
Total other liabilities	1,127,701	196,373	131,371	(1,170,259)	285,186
Equity
Brown Shoe Company, Inc. shareholders’ equity	476,699	865,700	165,970	(1,031,670)	476,699
Noncontrolling interests	–	–	663	–	663
Total equity	476,699	865,700	166,633	(1,031,670)	477,362
Total liabilities and equity	$1,771,048	$1,266,488	$348,390	$(2,236,523)	$1,149,403

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 3, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$–	$32,793	$20,344	$–	$53,137
Receivables, net	86,129	2,014	31,911	–	120,054
Inventories, net	128,503	477,659	9,754	–	615,916
Prepaid expenses and other current assets	54,017	(860)	(1,312)	–	51,845
Current assets – discontinued operations	1,638	–	23	–	1,661
Intercompany receivable – current	1,657	366	4,572	(6,595)	–
Total current assets	271,944	511,972	65,292	(6,595)	842,613
Other assets	97,053	16,110	601	–	113,764
Goodwill and intangible assets, net	57,514	19,174	–	–	76,688
Property and equipment, net	26,637	118,878	2,440	–	147,955
Investment in subsidiaries	839,981	31,336	–	(871,317)	–
Intercompany receivable – noncurrent	348,967	600,401	174,877	(1,124,245)	–
Total assets	$1,642,096	$1,297,871	$243,210	$(2,002,157)	$1,181,020

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$23,000	$–	$–	$–	$23,000
Trade accounts payable	77,854	193,996	37,956	–	309,806
Other accrued expenses	65,241	73,883	4,611	–	143,735
Current liabilities – discontinued operations	3,488	–	48	–	3,536
Intercompany payable – current	4,390	389	1,816	(6,595)	–
Total current liabilities	173,973	268,268	44,431	(6,595)	480,077
Other liabilities
Long-term debt	198,917	–	–	–	198,917
Other liabilities	24,049	50,559	1,017	–	75,625
Intercompany payable – noncurrent	819,439	139,063	165,743	(1,124,245)	–
Total other liabilities	1,042,405	189,622	166,760	(1,124,245)	274,542
Equity
Brown Shoe Company, Inc. shareholders’ equity	425,718	839,981	31,336	(871,317)	425,718
Noncontrolling interests	–	–	683	–	683
Total equity	425,718	839,981	32,019	(871,317)	426,401
Total liabilities and equity	$1,642,096	$1,297,871	$243,210	$(2,002,157)	$1,181,020

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRTEEN WEEKS ENDED AUGUST 3, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$180,153	$444,821	$57,468	$(60,736)	$621,706
Cost of goods sold	138,906	241,656	47,254	(60,736)	367,080
Gross profit	41,247	203,165	10,214	–	254,626
Selling and administrative expenses	65,770	165,689	(388)	–	231,071
Restructuring and other special charges, net	167	576	–	–	743
Operating (loss) earnings	(24,690)	36,900	10,602	–	22,812
Interest expense	(5,192)	–	–	–	(5,192)
Interest income	10	68	4	–	82
Intercompany interest income (expense)	3,475	(3,607)	132	–	–
(Loss) earnings before income taxes from continuing operations	(26,397)	33,361	10,738	–	17,702
Income tax benefit (provision)	4,259	(9,607)	1,267	–	(4,081)
Equity in earnings from continuing operations of subsidiaries, net of tax	35,833	12,079	–	(47,912)	–
Net earnings from continuing operations	13,695	35,833	12,005	(47,912)	13,621
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	1,066	(410)	(36)	–	620
Disposition/impairment of discontinued operations, net of tax	–	1,042	–	–	1,042
Equity in earnings (loss) from discontinued operations of subsidiaries, net of tax	596	(36)	–	(560)	–
Net earnings (loss) from discontinued operations	1,662	596	(36)	(560)	1,662
Net earnings	15,357	36,429	11,969	(48,472)	15,283
Less: Net loss attributable to noncontrolling interests	–	–	(74)	–	(74)
Net earnings attributable to Brown Shoe Company, Inc.	$15,357	$36,429	$12,043	$(48,472)	$15,357

Comprehensive income	$15,092	$35,956	$8,393	$(44,410)	$15,031
Less: Comprehensive loss attributable to noncontrolling interests	–	–	(61)	–	(61)
Comprehensive income attributable to Brown Shoe Company, Inc.	$15,092	$35,956	$8,454	$(44,410)	$15,092

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$338,934	$863,359	$100,072	$(92,003)	$1,210,362
Cost of goods sold	255,236	471,612	80,875	(92,003)	715,720
Gross profit	83,698	391,747	19,197	–	494,642
Selling and administrative expenses	115,770	325,541	3,639	–	444,950
Restructuring and other special charges, net	686	576	–	–	1,262
Impairment of assets held for sale	–	–	4,660	–	4,660
Operating (loss) earnings	(32,758)	65,630	10,898	–	43,770
Interest expense	(10,822)	(91)	–	–	(10,913)
Interest income	13	132	5	–	150
Intercompany interest income (expense)	6,929	(7,186)	257	–	–
(Loss) earnings before income taxes from continuing operations	(36,638)	58,485	11,160	–	33,007
Income tax benefit (provision)	7,641	(20,173)	505	–	(12,027)
Equity in earnings from continuing operations of subsidiaries, net of tax	50,121	11,809	–	(61,930)	–
Net earnings from continuing operations	21,124	50,121	11,665	(61,930)	20,980
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(5,882)	1,181	(316)	–	(5,017)
Disposition/impairment of discontinued operations, net of tax	–	1,042	(12,554)	–	(11,512)
Equity in loss from discontinued operations of subsidiaries, net of tax	(10,647)	(12,870)	–	23,517	–
Net loss from discontinued operations	(16,529)	(10,647)	(12,870)	23,517	(16,529)
Net earnings (loss)	4,595	39,474	(1,205)	(38,413)	4,451
Less: Net loss attributable to noncontrolling interests	–	–	(144)	–	(144)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$4,595	$39,474	$(1,061)	$(38,413)	$4,595

Comprehensive income (loss)	$3,629	$38,401	$(4,527)	$(33,963)	$3,540
Less: Comprehensive loss attributable to noncontrolling interests	–	–	(89)	–	(89)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$3,629	$38,401	$(4,438)	$(33,963)	$3,629

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$1,555	$26,015	$7,919	$–	$35,489

Investing activities
Purchases of property and equipment	(1,656)	(25,612)	(529)	–	(27,797)
Capitalized software	(2,383)	(248)	(7)	–	(2,638)
Net proceeds from sale of subsidiaries	–	69,347	–	–	69,347
Net cash (used for) provided by investing activities	(4,039)	43,487	(536)	–	38,912

Financing activities
Borrowings under revolving credit agreement	685,000	–	–	–	685,000
Repayments under revolving credit agreement	(767,000)	–	–	–	(767,000)
Dividends paid	(6,048)	–	–	–	(6,048)
Issuance of common stock under share-based plans, net	(2,780)	–	–	–	(2,780)
Tax benefit related to share-based plans	2,798	–	–	–	2,798
Intercompany financing	90,514	(67,312)	(23,202)	–	–
Net cash provided by (used for) financing activities	2,484	(67,312)	(23,202)	–	(88,030)
Effect of exchange rate changes on cash and cash equivalents	–	(1,457)	–	–	(1,457)
Increase (decrease) in cash and cash equivalents	–	733	(15,819)	–	(15,086)
Cash and cash equivalents at beginning of period	–	32,060	36,163	–	68,223
Cash and cash equivalents at end of period	$–	$32,793	$20,344	$–	$53,137

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The financial results of our second quarter of 2014 reflect the health of both our retail and wholesale businesses, as we continue to benefit from our portfolio realignment efforts.  Our Wholesale Operations segment reported improvements in net sales and gross profit, as our trend-right merchandise resonated with both consumers and retailers, while the Famous Footwear segment delivered record-setting second quarter net sales.

The following is a summary of the financial highlights for the second quarter of 2014:

•

Consolidated net sales increased $14.2 million, or 2.3%, to $635.9 million for the second quarter of 2014, compared to $621.7 million for the second quarter of 2013. In our Wholesale Operations segment, we saw continued improvement as net sales increased by $13.8 million, or 7.7%. Net sales of our Famous Footwear segment increased by $5.4 million, reflecting continued growth in same-store sales of 1.6%. Our Specialty Retail segment experienced a $5.0 million decline in net sales in the second quarter of 2014, primarily driven by a lower store count and lower e-commerce sales, partially offset by a 2.3% increase in same-store sales.

•

Consolidated operating earnings increased $8.5 million, or 37.2%, to $31.3 million in the second quarter of 2014, compared to $22.8 million for the second quarter of 2013, driven by higher sales and better leveraging of our expense base.

•

Consolidated net earnings attributable to Brown Shoe Company, Inc. were $18.1 million, or $0.41 per diluted share, in the second quarter of 2014, compared to net earnings of $15.4 million, or $0.35 per diluted share, in the second quarter of 2013.

The following items impacted our second quarter results in 2014 and 2013 and should be considered in evaluating the comparability of our results:

•

Franco Sarto Trademarks Acquisition – On February 3, 2014, we acquired the Franco Sarto trademarks for $65.0 million. As a result of acquiring the trademarks, our license agreement, which granted us the right to sell footwear and other products using the Franco Sarto trademarks through 2019, was terminated.  The license agreement required us to pay royalty expense on sales of Franco Sarto branded products. Beginning February 3, 2014, the date of acquisition, we are no longer required to record royalty expense for these sales, resulting in lower cost of goods sold and higher gross profit. See Note 7 to the condensed consolidated financial statements for additional information.

•

Portfolio Realignment – Our portfolio realignment efforts included the sale of our Avia and Nevados divisions; the sale of AND 1; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of certain sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license; and other infrastructure changes. No portfolio realignment costs were incurred during the second quarter of 2014 compared to net gains of $1.2 million after-tax, or $0.02 per diluted share, reported during the second quarter of 2013. A portion of these costs were reflected in discontinued operations, as further discussed in Note 3 and Note 5 to the condensed consolidated financial statements.

Our debt-to-capital ratio, as defined herein, decreased to 28.1% at August 2, 2014, compared to 34.2% at August 3, 2013 and 30.1% at February 1, 2014.  The improvement from August 3, 2013 was driven by our strong cash provided by operating activities and lower borrowings under our revolving credit agreement.  As of August 2, 2014, we had no outstanding borrowings under the revolving credit agreement. Our current ratio, as defined herein, was 1.74 to 1 at August 2, 2014, compared to 1.76 to 1 at August 3, 2013 and 2.05 to 1 at February 1, 2014. The decrease in the current ratio from February 1, 2014 to August 2, 2014 is primarily attributable to higher accounts payable and a decrease in our cash and cash equivalents and receivables, partially offset by an increase in inventory to support the higher level of anticipated sales as well as lower borrowings under our revolving credit agreement.  The decrease in our cash and cash equivalents was due in part to the purchase of the Franco Sarto trademarks in early 2014, as discussed above.

Outlook for the Remainder of 2014

Despite a continued, industry-wide decline in traffic patterns and an overall tough retail environment, we delivered strong financial results in the second quarter. Based on our second quarter results, we expect consolidated net sales for the year to be between $2.58 billion and $2.60 billion.  We also expect to earn $1.50 to $1.60 per diluted share in 2014.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
		% of		% of		% of		% of
		Net		Net		Net		Net
($ millions)		Sales		Sales		Sales		Sales
Net sales	$635.9	100.0%	$621.7	100.0%	$1,227.0	100.0%	$1,210.4	100.0%
Cost of goods sold	376.3	59.2%	367.1	59.0%	725.0	59.1%	715.8	59.1%
Gross profit	259.6	40.8%	254.6	41.0%	502.0	40.9%	494.6	40.9%
Selling and administrative expenses	228.3	35.9%	231.1	37.2%	442.0	36.0%	444.9	36.8%
Restructuring and other special charges, net	–	–%	0.7	0.1%	–	–%	1.2	0.1%
Impairment of assets held for sale	–	–%	–	–%	–	–%	4.7	0.4%
Operating earnings	31.3	4.9%	22.8	3.7%	60.0	4.9%	43.8	3.6%
Interest expense	(5.1)	(0.8)%	(5.2)	(0.9)%	(10.4)	(0.8)%	(11.0)	(0.9)%
Interest income	0.1	0.0%	0.1	0.0%	0.2	–%	0.2	0.0%
Earnings before income taxes from continuing operations	26.3	4.1%	17.7	2.8%	49.8	4.1%	33.0	2.7%
Income tax provision	(8.2)	(1.3)%	(4.0)	(0.6)%	(16.3)	(1.4)%	(12.0)	(0.9)%
Net earnings from continuing operations	18.1	2.8%	13.7	2.2%	33.5	2.7%	21.0	1.8%
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	–	–%	0.6	0.1%	–	–%	(5.0)	(0.4)%
Disposition/impairment of discontinued operations, net of tax	–	–%	1.1	0.2%	–	–%	(11.5)	(1.0)%
Net earnings (loss) from discontinued operations	–	–%	1.7	0.3%	–	–%	(16.5)	(1.4)%
Net earnings	18.1	2.8%	15.4	2.5%	33.5	2.7%	4.5	0.4%
Net (loss) earnings attributable to noncontrolling interests	–	–%	–	–%	–	–%	(0.1)	(0.0)%
Net earnings attributable to Brown Shoe Company, Inc.	$18.1	2.8%	$15.4	2.5%	$33.5	2.7%	$4.6	0.4%

Net Sales

Net sales increased $14.2 million, or 2.3%, to $635.9 million for the second quarter of 2014, compared to $621.7 million for the second quarter of 2013. Net sales at our Wholesale Operations and Famous Footwear segments increased while net sales at our Specialty Retail segment decreased. Our Wholesale Operations segment reported a $13.8 million increase in net sales, driven by strong sales of our Sam Edelman, Vince, and Dr. Scholl’s brands, partially offset by decreases in our Naturalizer and Franco Sarto brands. Our Famous Footwear segment reported a $5.4 million increase in net sales, reflecting a same-store sales increase of 1.6%, partially offset by a lower store count. The impacts of an improved customer conversion rate and an increase in pairs per transaction were partially offset by a decrease in customer traffic. Net sales of our Specialty Retail segment decreased $5.0 million due to a lower store count, lower sales from our e-commerce subsidiary, and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 2.3%.

Net sales increased $16.6 million, or 1.4%, to $1,227.0 million for the first half of 2014, compared to $1,210.4 million for the first half of 2013. Net sales at our Wholesale Operations and Famous Footwear segments increased while net sales at our Specialty Retail segment decreased. Our Wholesale Operations segment reported a $24.0 million increase in net sales, driven by strong sales of our Vince, Sam Edelman, Via Spiga, and Dr. Scholl’s brands, partially offset by a decrease in our Naturalizer and Franco Sarto brands. Our Famous Footwear segment reported a $7.8 million increase in net sales, reflecting a same-store sales increase of 1.5%, partially offset by a lower store count. Famous Footwear experienced an improved customer conversion rate, an increase in pairs per transaction, and higher average unit retail prices, partially offset by a decline in customer traffic. Net sales of our Specialty Retail segment decreased $15.1 million due to a lower store count, lower sales from our e-commerce subsidiary, a lower Canadian dollar exchange rate, and a decrease in same-store sales of 1.5%.

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

Gross Profit

Gross profit increased $5.0 million, or 2.0%, to $259.6 million for the second quarter of 2014, compared to $254.6 million for the second quarter of 2013, reflecting higher sales in our Wholesale Operations and Famous Footwear segments, partially offset by lower sales in our Specialty Retail segment.  As a percentage of net sales, gross profit declined to 40.8% for the second quarter of 2014, compared to 41.0% for the second quarter of 2013, driven by our Famous Footwear segment, which reported a gross profit rate of 45.1% for the second quarter of 2014, compared to 45.6% for the second quarter of 2013, and a lower mix of retail sales during the quarter, partially offset by improvement in the Wholesale Operations segment gross profit rate to 32.6% in the second quarter of 2014, compared to 31.0% in the second quarter of 2013.  Retail and Wholesale Operations net sales were 69% and 31%, respectively, in the second quarter of 2014, compared to 71% and 29% in the second quarter of 2013. Gross profit rates in our retail businesses are higher, on average, than in our wholesale business.

Gross profit increased $7.4 million, or 1.5%, to $502.0 million for the first half of 2014, compared to $494.6 million for the first half of 2013, reflecting higher sales in our Wholesale Operations and Famous Footwear segments, partially offset by lower sales in our Specialty Retail segment.  As a percentage of net sales, gross profit was 40.9% for the first half of 2014,  consistent with the first half of 2013.  Our Wholesale Operations  segment reported an improved gross profit rate of 32.5% for the first half of 2014, compared to 31.4% for the first half of 2013. This increase was offset by a decrease in our Specialty Retail segment gross profit rate to 40.2% in the first half of 2014, from 42.0% in the first half of 2013. Retail and Wholesale Operations net sales were 69% and 31%, respectively, in the first half of 2014, compared to 70% and 30% in the first half of 2013.

We classify certain warehousing, distribution, sourcing, and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.8 million, or 1.2%, to $228.3 million for the second quarter of 2014, compared to $231.1 million in the second quarter of 2013 driven by lower expenses in our Wholesale Operations and Specialty Retail segments, partially offset by higher expenses in our Famous Footwear segment.    As a percentage of net sales, selling and administrative expenses decreased to 35.9% for the second quarter of 2014 from 37.2% for the second quarter of 2013, reflecting better leveraging of our expense base over higher net sales.

Selling and administrative expenses decreased $2.9 million, or 0.7%, to $442.0 million for the first half of 2014, compared to $444.9 million in the first half of 2013.  The decrease reflects lower expenses in our Specialty Retail and Wholesale Operations segments, partially offset by higher expenses in our Famous Footwear segment.  As a percentage of net sales, selling and administrative expenses decreased to 36.0% for the first half of 2014 from 36.8% for the first half of 2013, reflecting better leveraging of our expense base over higher net sales.

Restructuring and Other Special Charges, Net

We recorded no restructuring and other special charges for the second quarter or first half of 2014 compared to $0.7 million and $1.2 million for the second quarter and first half of 2013,  respectively, related to our portfolio realignment efforts, as further discussed in Note 5 to the condensed consolidated financial statements.

Impairment of Assets Held for Sale

During the first half of 2013, we recorded an impairment charge of $4.7 million to adjust certain sourcing and supply chain assets held for sale to their estimated fair value, as further discussed in Note 5 to the condensed consolidated financial statements.  There was no corresponding charge during the first half of 2014.

Operating Earnings

Operating earnings increased $8.5 million, or 37.2%, to $31.3 million for the second quarter of 2014, compared to $22.8 million for the second quarter of 2013, driven primarily by higher net sales and a decrease in selling and administrative expenses, as described above.  As a percentage of net sales, operating earnings improved to 4.9% for the second quarter of 2014, compared to 3.7% for the second quarter of 2013.

Operating earnings increased $16.2 million, or 37.1%, to $60.0 million for the first half of 2014, compared to $43.8 million for the first half of 2013, driven by higher net sales and no charges for impairment of assets held for sale and restructuring and other special charges, net, as described above.  As a percentage of net sales, operating earnings improved to 4.9% for the first half of 2014, compared to 3.6% for the first half of 2013.

Interest Expense

Interest expense decreased $0.1 million, or 1.3%, to $5.1 million for the second quarter of 2014, compared to $5.2 million for the second quarter of 2013, primarily reflecting lower average borrowings under our revolving credit agreement.

Interest expense decreased $0.6 million, or 4.4%, to $10.4 million for the first half of 2014, compared to $11.0 million for the first half of 2013, reflecting lower average borrowings under our revolving credit agreement, partially offset by a higher average interest rate.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate from continuing operations was 31.4%  for the second quarter of 2014, compared to our second quarter of 2013 rate of 23.1%. For the first half of 2014, our consolidated effective tax rate from continuing operations was 32.7%, as compared to 36.4% in the prior year. The increase in our effective tax rate for the second quarter of 2014 was primarily due to a lower anticipated full year mix of international earnings in lower-tax jurisdictions as compared to the prior year. The effective tax rate was higher in the first half of 2013 due to the non-deductible nature of the $4.7 million impairment charge discussed above.

Net Earnings from Continuing Operations

Net earnings from continuing operations increased $4.4 million, or 32.4%, to  $18.1 million for the second quarter of 2014, compared to $13.7 million for the second quarter of 2013, as a result of the factors described above.

Net earnings from continuing operations increased $12.5 million, or 59.7%, to $33.5 million for the first half of 2014 compared to $21.0 million for the first half of last year, as a result of the factors described above.

Net Earnings (Loss) from Discontinued Operations

Net earnings from discontinued operations were $1.7 million in the second quarter of 2013, with no corresponding net earnings during the second quarter of 2014. The net earnings in the second quarter of 2013 were primarily attributable to a gain of $1.0 million recognized upon disposition of ASG, as further described in Note 3 to the condensed consolidated financial statements.

Net loss from discontinued operations was $16.5 million during the first half of 2013, with no corresponding net loss during the first half of 2014. The net loss is primarily related to a non-cash impairment charge resulting from the sale of our Avia and Nevados divisions of $12.6 million during the first quarter of 2013, reflecting the estimated fair value of those assets, partially offset by a gain of $1.0 million recognized upon the sale, as further described in Note 3 to the condensed consolidated financial statements.

Net Earnings Attributable to Brown Shoe Company, Inc.

Net earnings attributable to Brown Shoe Company, Inc. were  $18.1 million and $33.5 million during the second quarter and first half of 2014,  compared to net earnings of $15.4 million and $4.6 million during the second quarter and first half of 2013, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
		% of		% of		% of		% of
($ millions, except sales per square		Net		Net		Net		Net
foot)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$393.6	100.0%	$388.2	100.0%	$748.3	100.0%	$740.5	100.0%
Cost of goods sold	216.0	54.9%	211.2	54.4%	408.9	54.6%	404.8	54.7%
Gross profit	177.6	45.1%	177.0	45.6%	339.4	45.4%	335.7	45.3%
Selling and administrative expenses	151.0	38.4%	148.0	38.1%	285.0	38.1%	277.7	37.5%
Operating earnings	$26.6	6.7%	$29.0	7.5%	$54.4	7.3%	$58.0	7.8%

Key Metrics
Same-store sales % change	1.6%		6.8%		1.5%		4.0%
Same-store sales $ change	$5.7		$23.7		$10.3		$27.5
Sales change from new and closed stores, net	$(0.3)		$14.2		$(2.5)		$15.6

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$55		$53		$105		$101
Sales per square foot, excluding e-commerce (trailing twelve months)	$212		$207		$212		$207
Square footage (thousand sq. ft.)	6,962		7,183		6,962		7,183

Stores opened	17		19		28		31
Stores closed	16		14		37		27
Ending stores	1,035		1,059		1,035		1,059

Net Sales

Famous Footwear delivered a record-setting second quarter as net sales increased $5.4 million, or 1.4%, to $393.6 million for the second quarter of 2014, compared to $388.2 million for the second quarter of 2013. Same-store sales, including e-commerce, increased 1.6% during the second quarter of 2014.   Famous Footwear reported an improved customer conversion rate and an increase in pairs per transaction, partially offset by a decrease in customer traffic. Performance in the quarter was driven by canvas footwear, as casual styles continued to resonate with consumers.  During the second quarter of 2014, we opened 17 new stores and closed 16 stores, resulting in 1,035 stores and total square footage of 7.0 million at the end of the second quarter of 2014, compared to 1,059 stores and total square footage of 7.2 million at the end of the second quarter of 2013. Sales per square foot, excluding e-commerce, increased 4.4% to $55 in the second quarter of 2014, compared to $53 in the second quarter of last year.  Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, with approximately 72% of our net sales made to members of our Rewards program in the second quarter of 2014, compared to approximately 70% in the second quarter of 2013.

Net sales increased $7.8 million, or 1.0%, to $748.3 million for the first half of 2014, compared to $740.5 million for the first half of 2013. Same-store sales, including e-commerce, increased 1.5% during the first half of 2014.  Despite an overall decline in customer traffic impacted by the cold weather during the first quarter, we experienced stronger sales during the second quarter as weather normalized, contributing to an improved customer conversion rate, an increase in pairs per transaction, and higher average unit retail prices, partially offset by a decline in customer traffic. We experienced sales growth in canvas styles, women’s boots, and accessories.  During the first half of 2014, we opened 28 new stores and closed 37 stores. Sales per square foot, excluding e-commerce, increased 4.1% to $105 in the first half of 2014, compared to $101 in the first half of last year.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce, increased 2.2% to $212 for the twelve months ended August 2, 2014, compared to $207 for the twelve months ended August 3, 2013.

Gross Profit

Gross profit increased $0.6 million, or 0.3%, to $177.6 million for the second quarter of 2014, compared to $177.0 million for the second quarter of 2013,  due primarily to the growth in net sales. As a percentage of net sales, our gross profit was 45.1% for the second quarter of 2014, compared to 45.6% for the second quarter of 2013. The decrease in our gross profit rate was primarily driven by lower product margins in our boots and running categories and higher inventory markdowns.

Gross profit increased $3.7 million, or 1.1%, to $339.4 million for the first half of 2014, compared to $335.7 million for the first half of 2013, due primarily to the growth in net sales. As a percentage of net sales, our gross profit was 45.4% for the first half of 2014, compared to the gross profit rate of 45.3% for the first half of 2013.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.0 million, or 2.0%, to $151.0 million for the second quarter of 2014, compared to $148.0 million for the second quarter of 2013.  The increase was primarily attributable to higher administrative expenses, store employee compensation,  and store rent and depreciation expenses. As a percentage of net sales, selling and administrative expenses increased to 38.4% for the second quarter of 2014, compared to 38.1% for the second quarter of 2013.

Selling and administrative expenses increased $7.3 million, or 2.6%, to $285.0 million for the first half of 2014, compared to $277.7 million for the first half of 2013. The increase was primarily attributable to higher administrative expenses, store employee compensation, store rent and depreciation expenses, and marketing expenses. As a percentage of net sales, selling and administrative expenses increased to 38.1% for the first half of 2014, compared to 37.5% for the first half of 2013.

Operating Earnings

Operating earnings decreased $2.4 million, or 8.3%, to $26.6 million for the second quarter of 2014, compared to $29.0 million for the second quarter of 2013. The decrease was due to higher selling and administrative expenses and a lower gross profit rate,  partially offset by higher net sales, as described above. As a percentage of net sales, operating earnings decreased to 6.7% for the second quarter of 2014, compared to 7.5% for the second quarter of 2013.

Operating earnings decreased $3.6 million, or 6.2%, to $54.4 million for the first half of 2014, compared to $58.0 million for the first half of 2013. The decrease was primarily due to higher selling and administrative expenses, partially offset by higher net sales, as described above. As a percentage of net sales, operating earnings decreased to 7.3% for the first half of 2014, compared to 7.8% for the first half of 2013.

WHOLESALE OPERATIONS
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
		% of		% of		% of		% of
		Net		Net		Net		Net
($ millions)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$194.3	100.0%	$180.5	100.0%	$386.1	100.0%	$362.1	100.0%
Cost of goods sold	131.0	67.4%	124.6	69.0%	260.8	67.5%	248.4	68.6%
Gross profit	63.3	32.6%	55.9	31.0%	125.3	32.5%	113.7	31.4%
Selling and administrative expenses	44.1	22.7%	47.0	26.1%	92.3	24.0%	96.5	26.7%
Restructuring and other special charges, net	–	–%	0.7	0.4%	–	–%	1.2	0.3%
Impairment of assets held for sale	–	–%	–	–%	–	–%	4.7	1.3%
Operating earnings	$19.2	9.9%	$8.2	4.5%	$33.0	8.5%	$11.3	3.1%

Key Metrics
Unfilled order position at end of period	$314.5		$257.7

Net Sales

Net sales increased $13.8 million, or 7.7%, to $194.3 million for the second quarter of 2014, compared to $180.5 million for the second quarter of 2013.  The increase reflects strength in many of our brands including Sam Edelman, Vince, and Dr. Scholl’s, partially offset by decreases in our Naturalizer and Franco Sarto brands.   Our unfilled order position increased $56.8 million, or 22.1%, from $257.7 million as of August 3, 2013 to $314.5 million as of August 2, 2014 primarily due to growth in our Dr. Scholl’s, Naturalizer, Vince, and Franco Sarto brands.

Net sales increased $24.0 million, or 6.6%, to $386.1 million for the first half of 2014, compared to $362.1 million for the first half of 2013. The increase reflects strength in our Vince, Sam Edelman, Via Spiga, and Dr. Scholl’s brands, partially offset by a decrease in our Naturalizer and Franco Sarto brands.

Gross Profit

Gross profit increased $7.4 million, or 13.3%, to $63.3 million for the second quarter of 2014, compared to $55.9 million for the second quarter of 2013, reflecting the increase in net sales volume and higher gross profit rate. As a percentage of net sales, our gross profit was 32.6% for the second quarter of 2014, compared to 31.0% for the second quarter of 2013.  The increase in our gross profit rate was driven by margin improvement from several of our wholesale brands as well as lower royalty expense due to the acquisition of the Franco Sarto trademarks in the first quarter of 2014, partially offset by the reduced gross profit impact from lower sales of our wholesale brands through our retail divisions in the second quarter of 2014.

Gross profit increased $11.6 million, or 10.2%, to $125.3 million for the first half of 2014, compared to $113.7 million for the first half of 2013, reflecting the increase in net sales volume and higher gross profit rate. As a percentage of net sales, our gross profit increased to 32.5% for the first half of 2014, from 31.4% for the first half of 2013.  The increase in our gross profit rate was driven by the same factors described above for the quarter.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.9 million, or 6.2%, to $44.1 million for the second quarter of 2014, compared to $47.0 million for the second quarter of 2013, driven in part by lower warehouse expenses during the quarter. As a percentage of net sales, selling and administrative expenses decreased to 22.7% for the second quarter of 2014, compared to 26.1% for the second quarter of 2013, reflecting better leveraging of our expense base over higher net sales.

Selling and administrative expenses decreased $4.2 million, or 4.3%, to $92.3 million for the first half of 2014, compared to $96.5 million for the first half of 2013, driven by lower warehouse expenses. As a percentage of net sales, selling and administrative expenses decreased to 24.0% for the first half of 2014, compared to 26.7% for the first half of 2013,  reflecting better leveraging of our expense base over higher net sales.

Restructuring and Other Special Charges, Net

We incurred no restructuring and other special charges during the second quarter and first half of 2014, compared to $0.7 million and $1.2 million during the second quarter and first half of 2013, respectively. Our portfolio realignment efforts included the exit of certain brands, the sale and closure of sourcing and supply chain assets, and other changes to our infrastructure, as further discussed in Note 5 to the condensed consolidated financial statements.

Impairment of Assets Held for Sale

During the first half of 2013, we recorded an impairment charge of $4.7 million to adjust certain sourcing and supply chain assets held for sale to their estimated fair value, as further discussed in Note 5 to the condensed consolidated financial statements.  There was no corresponding charge during the first half of 2014.

Operating Earnings

Operating earnings increased $11.0 million to $19.2 million for the second quarter of 2014, compared to $8.2 million for the second quarter of 2013. The increase was primarily driven by higher net sales and gross profit rate. As a percentage of net sales, operating earnings increased to 9.9% for the second quarter of 2014, compared to 4.5% in the second quarter of 2013.

Operating earnings increased $21.7 million to $33.0 million for the first half of 2014, compared to $11.3 million for the first half of 2013. The increase was primarily driven by higher net sales and gross profit rate and no expenses for impairment of assets held for sale and restructuring and other special charges. As a percentage of net sales, operating earnings increased to 8.5% for the first half of 2014, compared to 3.1% in the first half of 2013.

SPECIALTY RETAIL

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
		% of		% of		% of		% of
($ millions, except sales per		Net		Net		Net		Net
square foot)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$48.0	100.0%	$53.0	100.0%	$92.7	100.0%	$107.8	100.0%
Cost of goods sold	29.3	61.0%	31.3	59.1%	55.4	59.8%	62.6	58.0%
Gross profit	18.7	39.0%	21.7	40.9%	37.3	40.2%	45.2	42.0%
Selling and administrative expenses	21.5	44.8%	23.6	44.3%	43.8	47.2%	48.4	44.9%
Operating loss	$(2.8)	(5.8)%	$(1.9)	(3.4)%	$(6.5)	(7.0)%	$(3.2)	(2.9)%

Key Metrics
Same-store sales % change	2.3%		4.8%		(1.5)%		2.3%
Same-store sales $ change	$0.8		$1.6		$(1.0)		$1.6
Sales change from new and closed stores, net	$(3.2)		$(1.8)		$(6.8)		$(2.4)
Impact of changes in Canadian exchange rate on sales	$(0.7)		$(0.2)		$(1.7)		$(0.5)
Sales change of e-commerce subsidiary	$(1.9)		$(0.6)		$(5.6)		$(1.0)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$104		$102		$189		$193
Sales per square foot, excluding e-commerce (trailing twelve months)	$393		$400		$393		$400
Square footage (thousand sq. ft.)	300		335		300		335

Stores opened	3		4		4		6
Stores closed	5		4		13		13
Ending stores	170		215		170		215

Net Sales

Net sales decreased $5.0 million, or 9.5%, to $48.0 million for the second quarter of 2014, compared to $53.0 million for the second quarter of 2013. The decrease in net sales reflects a lower store count due in part to the transfer of our China retail operations to C. banner International Holdings Limited, as further discussed in Note 14 to the condensed consolidated financial statements, a $1.9 million decrease in net sales at our e-commerce subsidiary, and a lower Canadian dollar exchange rate, partially offset by an increase in same-store sales of 2.3%. We opened three new retail stores and closed five stores during the second quarter of 2014, resulting in a total of 170 stores and total square footage of 0.3 million at the end of the second quarter of 2014, compared to 215 stores (including 26 Naturalizer stores in China) and total square footage of 0.3 million at the end of the second quarter of 2013.  During 2013, all Naturalizer stores in China were either closed or transferred to our joint venture partner.  Sales per square foot, excluding e-commerce, increased 2.4% to  $104 for the second quarter of 2014, compared to $102 for the second quarter of 2013.

Net sales decreased $15.1 million, or 13.9%, to $92.7 million for the first half of 2014, compared to $107.8 million for the first half of 2013. The decrease in net sales reflects a lower store count due in part to the transfer of our China retail operations to C. banner International Holdings Limited as further discussed in Note 14 to the condensed consolidated financial statements, a $5.6 million decrease in net sales at our e-commerce subsidiary, a lower Canadian dollar exchange rate, and a decrease in same-store sales of 1.5%. Sales per square foot, excluding e-commerce, decreased 2.1% to  $189 for the first half of 2014, compared to $193 for the first half of 2013.   On a trailing twelve-month basis, sales per square foot, excluding e-commerce, decreased 1.7% to $393 for the twelve months ended August 2, 2014 compared to $400 for the twelve months ended August 3, 2013.

Gross Profit

Gross profit decreased $3.0 million, or 13.7%, to $18.7 million for the second quarter of 2014, compared to $21.7 million for the second quarter of 2013, driven by the decrease in net sales and a lower gross profit rate. As a percentage of net sales, our gross profit decreased to 39.0% for the second quarter of 2014 from 40.9% for the second quarter of 2013. The decrease in our gross profit rate was primarily driven by an unfavorable sales mix of lower margin product and higher inventory markdowns to clear inventory.

Gross profit decreased $7.9 million, or 17.6%, to $37.3 million for the first half of 2014, compared to $45.2 million for the first half of 2013, driven by the decrease in net sales and a lower gross profit rate. As a percentage of net sales, our gross profit decreased to 40.2% for the first half of 2014 from 42.0% for the first half of 2013, reflecting the same factors described above.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.1 million, or 8.6%, to $21.5 million for the second quarter of 2014, compared to $23.6 million for the second quarter of 2013,  reflecting lower facility and employee expenses as a result of our lower store count as well as a lower Canadian dollar exchange rate. As a percentage of net sales, selling and administrative expenses increased to 44.8% for the second quarter of 2014 from 44.3% for the second quarter of 2013.

Selling and administrative expenses decreased $4.6 million, or 9.6%, to $43.8 million for the first half of 2014, compared to $48.4 million for the first half of 2013,  reflecting the above named factors. As a percentage of net sales, selling and administrative expenses increased to 47.2% for the first half of 2014 from 44.9% for the first half of 2013, reflecting the de-leveraging of the expense base over lower net sales.

Operating Loss

Specialty Retail reported an operating loss of $2.8 million for the second quarter of 2014, compared to an operating loss of $1.9 million for the second quarter of 2013.  The increase in our operating loss was primarily driven by lower net sales and gross profit rate, partially offset by lower selling and administrative expenses, as discussed above.

Specialty Retail reported an operating loss of $6.5 million for the first half of 2014, compared to an operating loss of $3.2 million for the first half of 2013.  The increase in our operating loss was primarily driven by lower net sales and gross profit rate, partially offset by lower selling and administrative expenses, as discussed above.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $11.7 million were incurred for the second quarter of 2014 compared to costs of $12.5 million for the second quarter of 2013.  Unallocated corporate administrative expenses and other costs and recoveries were $20.9 million for the first half of 2014, compared to $22.4 million for the first half of last year.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

	August 2,	August 3,	February 1,
($ millions)	2014	2013	2014
Borrowings under revolving credit agreement	$–	$23.0	$7.0
Long-term debt – Senior Notes	199.1	198.9	199.0
Total debt	$199.1	$221.9	$206.0

Total debt obligations decreased $22.8 million to $199.1 million at August 2, 2014, compared to $221.9 million at August 3, 2013, and decreased $6.9 million from $206.0 million at February 1, 2014 due to lower borrowings under our revolving credit agreement, resulting from our strong cash provided by operating activities over the respective periods, partially offset by the $65 million acquisition of the Franco Sarto trademarks in the first quarter of 2014.  As a result of the lower average borrowings under our revolving credit agreement, interest expense for the first half of 2014 decreased $0.6 million to $10.4 million, compared to $11.0 million for the first half of 2013.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of August 2, 2014 in all material respects.

At August 2, 2014, we had no borrowings outstanding and $6.4 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $523.6 million at August 2, 2014.  While we had no borrowings outstanding under the Credit Agreement as of August 2, 2014, we anticipate using the facility to fund prospective working capital needs.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions, and sales of assets. As of August 2, 2014, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes in all material respects.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
	August 2,	August 3,	Increase/
($ millions)	2014	2013	(Decrease)
Net cash provided by operating activities	$66.5	$35.5	$31.0
Net cash (used for) provided by investing activities	(91.3)	38.9	(130.2)
Net cash used for financing activities	(11.5)	(88.0)	76.5
Effect of exchange rate changes on cash and cash equivalents	0.6	(1.5)	2.1
Decrease in cash and cash equivalents	$(35.7)	$(15.1)	$(20.6)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $31.0 million higher in the first half of 2014 as compared to the first half of 2013, reflecting the following factors:

•	Higher net earnings;
•

A larger increase in trade accounts payable in the first half of 2014 compared to the comparable period in 2013 due to the timing of payments and payables associated with higher inventory levels at August 2, 2014;  and

•	A decrease in accounts receivable in the first half of 2014 compared to an increase in the comparable period in 2013 due to strong customer collections; partially offset by
•	A smaller increase in accrued expenses and other liabilities in the first half of 2014 compared to the comparable period in 2013.

Cash used for investing activities was $130.2 million higher in the first half of 2014, as compared to the comparable period in 2013 due primarily to the $65 million acquisition of the Franco Sarto trademarks in the first quarter of 2014 and the $69.3 million of net proceeds from the sale of subsidiaries in the first half of 2013. We expect purchases of property and equipment and capitalized software of approximately $55 million to $60 million in 2014.

Cash used for financing activities was $76.5 million lower for the first half of 2014 as compared to the comparable period in 2013 primarily due to lower net repayments under our Credit Agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 2, 2014	August 3, 2013	February 1, 2014
Working capital ($ millions) (1)	$368.3	$362.5	$405.7

Current ratio (2)	1.74:1	1.76:1	2.05:1

Debt-to-capital ratio (3)	28.1%	34.2%	30.1%

(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)

The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at August 2, 2014 was $368.3 million, which was $37.4 million lower than at February 1, 2014 and $5.8 million higher than at August 3, 2013. Our current ratio decreased to 1.74 to 1 as of August 2, 2014, compared to 2.05 to 1 at February 1, 2014, and 1.76 to 1 at August 3, 2013. The decreases in working capital and the current ratio from February 1, 2014 to August 2, 2014 are primarily attributable to higher accounts payable and a decrease in our cash and cash equivalents and receivables, partially offset by higher inventory levels and lower borrowings under our revolving credit agreement. Our debt-to-capital ratio was 28.1% as of August 2, 2014, compared to 30.1% as of February 1, 2014 and 34.2% as of August 3, 2013. The decrease in our debt-to-capital ratio from February 1, 2014 and August 3, 2013 is due to the impact of our net earnings and lower borrowings under our revolving credit agreement.

At August 2, 2014, we had $46.9 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

As further discussed in Note 7 to the condensed consolidated financial statements, on February 3, 2014, we purchased the Franco Sarto trademarks for $65.0 million.

We declared and paid dividends of $0.07 per share in both the second quarter of 2014 and the second quarter of 2013. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions, and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

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

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings under and repayments of our revolving credit agreement, and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended February 1, 2014.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) rapidly changing fashion trends and purchasing patterns; (iii) intense competition within the footwear industry; (iv) the ability to accurately forecast sales and manage inventory levels; (v) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China, where the Company relies heavily on manufacturing facilities for a significant amount of its inventory; (vi) cybersecurity threats or other major disruption to the Company’s information technology systems; (vii) customer concentration and increased consolidation in the retail industry; (viii) a disruption in the Company’s distribution centers; (ix) foreign currency fluctuations; (x) additional duties, quotas, tariffs or other trade restrictions; (xi) compliance with applicable laws and standards with respect to lead content in paint and other product safety issues;  (xii) the ability to recruit and retain senior management and other key associates; (xiii) the ability to attract, retain, and maintain good relationships with licensors and protect intellectual property rights; (xiv) the ability to secure/exit leases on favorable terms; and (xv) the ability to maintain relationships with current suppliers. The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 1, 2014, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 2, 2014, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended August 2, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2014:

						Maximum Number
					Total Number	of Shares that
					Purchased	May Yet Be
	Total Number		Average		as Part of Publicly	Purchased Under
	of Shares		Price Paid		Announced	the Program
Fiscal Period	Purchased		per Share		Program (1)	(1)

May 4, 2014 – May 31, 2014	1,809	(2)	$28.14	(2)	–	2,500,000

June 1, 2014 – July 5, 2014	16,825	(2)	28.06	(2)	–	2,500,000

July 6, 2014 – August 2, 2014	164	(2)	28.26	(2)	–	2,500,000

Total	18,798	(2)	$28.07	(2)	–	2,500,000

(1)

On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the second quarter of 2014; therefore, there were 2.5 million shares authorized to be purchased under the program as of August 2, 2014. Our repurchases of common stock are limited under our debt agreements.

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

BROWN SHOE COMPANY, INC.

Date: September 10, 2014	/s/ Russell C. Hammer
Russell C. Hammer Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer