Form 10-Q
period 2014-11-01
BROWN SHOE CO INC
filed 2014-12-09
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 1, 2014

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

BROWN SHOE COMPANY, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of November 28, 2014, 43,760,637 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	November 1, 2014	November 2, 2013	February 1, 2014
Assets
Current assets
Cash and cash equivalents	$39,080	$42,406	$82,546
Receivables, net	138,217	112,491	129,217
Inventories, net	567,777	544,589	547,531
Prepaid expenses and other current assets	37,845	52,234	33,136
Current assets – discontinued operations	—	181	119
Total current assets	782,919	751,901	792,549

Other assets	139,878	111,647	139,621
Goodwill	13,954	13,954	13,954
Intangible assets, net	121,820	61,227	59,719
Property and equipment	439,166	428,137	428,540
Allowance for depreciation	(287,877)	(279,955)	(284,980)
Net property and equipment	151,289	148,182	143,560
Total assets	$1,209,860	$1,086,911	$1,149,403

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$14,000	$—	$7,000
Trade accounts payable	203,062	200,706	226,602
Other accrued expenses	172,077	151,142	152,545
Current liabilities – discontinued operations	—	2,110	708
Total current liabilities	389,139	353,958	386,855

Other liabilities
Long-term debt	199,150	198,963	199,010
Deferred rent	37,571	37,548	38,593
Other liabilities	42,983	44,483	47,583
Total other liabilities	279,704	280,994	285,186

Equity
Common stock	437	432	434
Additional paid-in capital	138,682	125,831	131,398
Accumulated other comprehensive income (loss)	15,511	(21)	16,676
Retained earnings	385,624	325,059	328,191
Total Brown Shoe Company, Inc. shareholders’ equity	540,254	451,301	476,699
Noncontrolling interests	763	658	663
Total equity	541,017	451,959	477,362
Total liabilities and equity	$1,209,860	$1,086,911	$1,149,403
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$729,277	$702,788	$1,956,316	$1,913,150
Cost of goods sold	438,547	424,548	1,163,603	1,140,268
Gross profit	290,730	278,240	792,713	772,882
Selling and administrative expenses	237,517	233,572	679,472	678,522
Restructuring and other special charges, net	—	—	—	1,262
Impairment of assets held for sale	—	—	—	4,660
Operating earnings	53,213	44,668	113,241	88,438
Interest expense	(5,207)	(5,254)	(15,637)	(16,167)
Interest income	109	132	294	282
Earnings before income taxes from continuing operations	48,115	39,546	97,898	72,553
Income tax provision	(14,878)	(12,495)	(31,146)	(24,522)
Net earnings from continuing operations	33,237	27,051	66,752	48,031
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax (expense) benefit of $0, ($114), $0 and $6,057, respectively	—	233	—	(4,784)
Disposition/impairment of discontinued operations, net of tax of $0	—	—	—	(11,512)
Net earnings (loss) from discontinued operations	—	233	—	(16,296)
Net earnings	33,237	27,284	66,752	31,735
Net earnings (loss) attributable to noncontrolling interests	124	(30)	146	(174)
Net earnings attributable to Brown Shoe Company, Inc.	$33,113	$27,314	$66,606	$31,909

Basic earnings (loss) per common share:
From continuing operations	$0.76	$0.63	$1.53	$1.12
From discontinued operations	—	—	—	(0.38)
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.76	$0.63	$1.53	$0.74

Diluted earnings (loss) per common share:
From continuing operations	$0.75	$0.62	$1.52	$1.11
From discontinued operations	—	0.01	—	(0.38)
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.75	$0.63	$1.52	$0.73

Dividends per common share	$0.07	$0.07	$0.21	$0.21
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net earnings	$33,237	$27,284	$66,752	$31,735
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,159)	(100)	(28)	(1,690)
Pension and other postretirement benefits adjustments	(28)	138	(84)	419
Derivative financial instruments	57	(32)	(1,053)	366
Other comprehensive (loss) income, net of tax	(1,130)	6	(1,165)	(905)
Comprehensive income	32,107	27,290	65,587	30,830
Comprehensive income (loss) attributable to noncontrolling interests	93	(25)	100	(114)
Comprehensive income attributable to Brown Shoe Company, Inc.	$32,014	$27,315	$65,487	$30,944
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	November 1, 2014	November 2, 2013
Operating Activities
Net earnings	$66,752	$31,735
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,034	26,645
Amortization of capitalized software	9,548	9,728
Amortization of intangible assets	2,963	4,741
Amortization of debt issuance costs and debt discount	1,885	1,885
Share-based compensation expense	4,568	4,066
Tax benefit related to share-based plans	(2,482)	(2,581)
Loss on disposal of facilities and equipment	1,400	960
Impairment charges for facilities and equipment	1,248	1,072
Impairment of assets held for sale	—	4,660
Disposition/impairment of discontinued operations	—	11,512
Net loss on sale of subsidiaries	—	576
Deferred rent	(1,022)	3,837
Provision for doubtful accounts	298	388
Changes in operating assets and liabilities, net of dispositions:
Receivables	(9,328)	(385)
Inventories	(20,241)	(41,180)
Prepaid expenses and other current and noncurrent assets	(1,201)	(6,748)
Trade accounts payable	(23,661)	(12,933)
Accrued expenses and other liabilities	14,376	23,848
Other, net	(2,635)	159
Net cash provided by operating activities	68,502	61,985

Investing Activities
Purchases of property and equipment	(36,531)	(37,888)
Capitalized software	(3,849)	(3,715)
Acquisition of trademarks	(65,065)	—
Investment in nonconsolidated affiliate	(7,000)	—
Net proceeds from sale of subsidiaries	—	69,347
Net cash (used for) provided by investing activities	(112,445)	27,744

Financing Activities
Borrowings under revolving credit agreement	741,000	966,000
Repayments under revolving credit agreement	(734,000)	(1,071,000)
Dividends paid	(9,173)	(9,073)
Issuance of common stock under share-based plans, net	237	(2,406)
Tax benefit related to share-based plans	2,482	2,581
Net cash provided by (used for) financing activities	546	(113,898)
Effect of exchange rate changes on cash and cash equivalents	(69)	(1,648)
Decrease in cash and cash equivalents	(43,466)	(25,817)
Cash and cash equivalents at beginning of period	82,546	68,223
Cash and cash equivalents at end of period	$39,080	$42,406
See notes to condensed consolidated financial statements.

BROWN SHOE COMPANY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This guidance requires entities to present an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, similar tax loss, or tax credit carryforward, rather than as a liability, when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The amendments in this ASU do not require new recurring financial disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance on February 2, 2014, which did not have an impact on the Company’s condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The ASU amends the definition of a discontinued operation by raising the threshold for disposals to qualify as discontinued operations and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation.  Under the new guidance, discontinued operations treatment is required for disposals of a component or group of components that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted.   The Company adopted this guidance during the third quarter of 2014, which did not have an impact on the Company’s condensed consolidated financial statements.

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

The Company’s discontinued operations include the Avia and Nevados brands of American Sporting Goods Corporation, as well as the Etienne Aigner and Vera Wang brands. There were no net sales or earnings (loss) from discontinued operations for the thirteen and thirty-nine weeks ended November 1, 2014.  In aggregate, discontinued operations included net sales of $1.2 million and $25.5 million for the thirteen and thirty-nine weeks ended November 2, 2013. Discontinued operations also included earnings before income taxes of $0.3 million and a loss before income taxes of $10.8 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.  For the thirty-nine weeks ended November 2, 2013, discontinued operations also included $11.5 million of costs associated with the Company’s disposition/impairment of discontinued operations.

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

In anticipation of the sale of ASG, the Company recorded an impairment charge in the first quarter of 2013 of $12.6 million ($12.6 million after-tax, $0.30 per diluted share), representing the difference in the fair value less costs to sell as compared to the carrying value of the net assets to be sold. During the second quarter of 2013, the Company recognized a gain upon disposition of subsidiary of $1.0 million ($1.0 million after-tax, $0.02 per diluted share).  The impairment charge and gain upon disposition are reflected as disposition/impairment of discontinued operations, net of tax in the condensed consolidated statements of earnings. ASG was previously included in the Wholesale Operations segment.  Discontinued operations include net sales of zero and $20.3 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.  Discontinued operations include a loss before income taxes of $0.1 million and $1.5 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.

Etienne Aigner
During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. On April 29, 2013, an agreement to resolve the dispute was reached, pursuant to which the Company agreed to pay Etienne Aigner $6.5 million. The financial results of Etienne Aigner and the $6.5 million settlement are reflected as a component of discontinued operations.  The results of Etienne Aigner were previously included in the Wholesale Operations segment.  Discontinued operations include net sales of zero and $0.4 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.  Discontinued operations include a loss before income taxes of zero and $6.9 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.

Vera Wang
During the first quarter of 2013, the Company communicated its intention not to renew the Vera Wang license agreement. The financial results of Vera Wang are reflected as a component of discontinued operations.  The results of Vera Wang were previously included in the Wholesale Operations segment.   Discontinued operations include net sales of $1.2 million and $4.8 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.  Discontinued operations include earnings before income taxes of $0.4 million and a loss before income taxes of $2.4 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.

The detail of ASG, Etienne Aigner, and Vera Wang assets and liabilities reported as discontinued operations in the condensed consolidated balance sheets is as follows:

($ thousands)	November 1, 2014	November 2, 2013	February 1, 2014

Assets of Discontinued Operations
Current assets
Receivables, net	$—	$73	$—
Inventories, net	—	75	111
Prepaid expenses and other current assets	—	33	8
Current assets - discontinued operations	—	181	119
Total assets - discontinued operations	$—	$181	$119

Liabilities of Discontinued Operations
Current liabilities
Trade accounts payable	$—	$178	$139
Other accrued expenses	—	1,932	569
Current liabilities - discontinued operations	—	2,110	708
Total liabilities - discontinued operations	$—	$2,110	$708

Earnings (loss) from discontinued operations, net of tax for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$—	$1,171	$—	$25,482
Cost of goods sold	—	748	—	19,599
Gross profit	—	423	—	5,883
Selling and administrative expenses	—	60	—	5,942
Restructuring and other special charges, net	—	—	—	10,768
Operating earnings (loss)	—	363	—	(10,827)
Interest expense	—	(16)	—	(14)
Earnings (loss) before income taxes from discontinued operations	—	347	—	(10,841)
Income tax (provision) benefit	—	(114)	—	6,057
Earnings (loss) from discontinued operations, net of tax	—	233	—	(4,784)
Disposition/impairment of discontinued operations, net of tax	—	—	—	(11,512)
Net earnings (loss) from discontinued operations	$—	$233	$—	$(16,296)

Note 4	Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Brown Shoe Company, Inc. shareholders for the periods ended November 1, 2014 and November 2, 2013:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
NUMERATOR
Net earnings from continuing operations	$33,237	$27,051	$66,752	$48,031
Net (earnings) loss attributable to noncontrolling interests	(124)	30	(146)	174
Net earnings allocated to participating securities	(1,208)	(1,097)	(2,486)	(2,098)
Net earnings from continuing operations	31,905	25,984	64,120	46,107
Net earnings (loss) from discontinued operations	—	233	—	(16,296)
Net (earnings) loss allocated to participating securities	—	(9)	—	712
Net earnings (loss) from discontinued operations	—	224	—	(15,584)
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$31,905	$26,208	$64,120	$30,523

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	42,144	41,447	42,035	41,288
Dilutive effect of share-based awards for continuing operations and discontinued operations	184	319	210	283
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	42,328	41,766	42,245	41,571

Basic earnings (loss) per common share:
From continuing operations	$0.76	$0.63	$1.53	$1.12
From discontinued operations	—	—	—	(0.38)
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.76	$0.63	$1.53	$0.74

Diluted earnings (loss) per common share:
From continuing operations	$0.75	$0.62	$1.52	$1.11
From discontinued operations	—	0.01	—	(0.38)
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$0.75	$0.63	$1.52	$0.73

Options to purchase 64,497 and 86,247 shares of common stock for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively, and 64,497 and 214,403 shares of common stock for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be anti-dilutive.

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

During the thirteen and thirty-nine weeks ended November 1, 2014, the Company incurred no expenses for portfolio realignment initiatives.  The following is a summary of the Company’s portfolio realignment expense for our continuing and discontinued operations for the thirteen and thirty-nine weeks ended November 2, 2013:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
($ millions, except per share data)	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share
November 2, 2013
Continuing Operations
Business exits and cost reductions	$—	$—	$—	$1.2	$0.8	$0.02
Non-cash impairments/dispositions	—	—	—	4.7	4.7	0.11
Total Continuing Operations	—	—	—	5.9	5.5	0.13
Discontinued Operations
Business exits and cost reductions	—	—	—	13.3	6.4	0.13
Non-cash impairments/dispositions	—	—	—	11.5	11.5	0.28
Total Discontinued Operations	—	—	—	24.8	17.9	0.41
Total	$—	$—	$—	$30.7	$23.4	$0.54

All of the continuing operations portfolio realignment costs incurred during the thirty-nine weeks ended November 2, 2013 are included in the Wholesale Operations segment.  The expenses related to business exits and cost reductions of the Company’s continuing operations were recorded within restructuring and other special charges, net in the condensed consolidated statements of earnings.  The expenses related to business exits and cost reductions of the Company’s discontinued operations were recorded within earnings (loss) from discontinued operations, net of tax, in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions of the Company’s continuing operations were recorded within impairment of assets held for sale in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions of the Company’s discontinued operations were recorded within disposition/impairment of discontinued operations, net of tax in the condensed consolidated statements of earnings.  The non-cash impairments/dispositions are included in Other in the following table.

The following is a summary of the charges and settlements by category of costs.  The Company expects all portfolio realignment costs to be settled by the end of fiscal 2016.

						Total by Classification
($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total	Continuing Operations	Discontinued Operations
Reserve balance at February 2, 2013	$1.7	$0.2	$3.3	$0.3	$5.5	$5.3	$0.2
Additional charges in 2013	2.6	2.7	0.1	25.3	30.7	5.9	24.8
Amounts settled in 2013	(3.3)	(2.9)	(2.0)	(25.6)	(33.8)	(9.7)	(24.1)
Reserve balance at February 1, 2014	$1.0	$—	$1.4	$—	$2.4	$1.5	$0.9
Amounts settled in first quarter 2014	(0.4)	—	(0.1)	—	(0.5)	(0.1)	(0.4)
Reserve balance at May 3, 2014	$0.6	$—	$1.3	$—	$1.9	$1.4	$0.5
Amounts settled in second quarter 2014	(0.4)	—	(0.1)	—	(0.5)	—	(0.5)
Reserve balance at August 2, 2014	$0.2	$—	$1.2	$—	$1.4	$1.4	$—
Amounts settled in third quarter 2014	(0.1)	—	(0.1)	—	(0.2)	(0.2)	—
Reserve balance at November 1, 2014	$0.1	$—	$1.1	$—	$1.2	$1.2	$—

Sale of Sourcing and Supply Chain Assets
As part of its portfolio realignment efforts, the Company entered into an agreement to sell certain of its supply chain and sourcing assets (“Sale Agreement”) on April 30, 2013 for $9.0 million, including $1.5 million in cash and a $7.5 million promissory note, subject to working capital adjustments. The sale closed during the second quarter of 2013. In anticipation of this transaction, the Company classified the related assets and liabilities of the supply chain and sourcing assets as held for sale as of May 4, 2013 on the condensed consolidated balance sheet and recognized an impairment charge in the first quarter of 2013 of $4.7 million  ($4.7 million after tax, or $0.11 per diluted share) to adjust the assets to their estimated fair value. The promissory note required installments over two years with the first payment of $3.0 million due no later than 45 days from the closing date and the remaining balance payable in eight quarterly payments of $0.6 million, subject to working capital adjustments, plus accrued interest of 5%, compounded monthly, starting no later than three months after the closing date. In accordance with the terms of the promissory note, as of November 1, 2014 the Company has received a total of $5.7 million of installment payments.  As part of the Sale Agreement, the Company agreed to purchase, under specific performance criteria, a minimum of four million pairs of shoes each year for two years following the closing date at market pricing, which can be fulfilled from a group of facilities owned by the purchaser.

Note 6	Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended November 1, 2014 and November 2, 2013.  All financial measures below exclude discontinued operations.

	Famous	Wholesale	Specialty
($ thousands)	Footwear	Operations	Retail	Other	Total
Thirteen Weeks Ended November 1, 2014
External sales	$435,380	$242,562	$51,335	$—	$729,277
Intersegment sales	552	39,852	—	—	40,404
Operating earnings (loss)	37,554	27,848	(355)	(11,834)	53,213
Segment assets - continuing operations	529,608	479,855	57,806	142,591	1,209,860

Thirteen Weeks Ended November 2, 2013
External sales	$439,605	$205,269	$57,914	$—	$702,788
Intersegment sales	543	51,343	—	—	51,886
Operating earnings (loss)	37,047	16,782	221	(9,382)	44,668
Segment assets - continuing operations	485,217	379,249	93,747	128,517	1,086,730

Thirty-nine Weeks Ended November 1, 2014
External sales	$1,183,633	$628,616	$144,067	$—	$1,956,316
Intersegment sales	1,611	125,110	—	—	126,721
Operating earnings (loss)	91,983	60,851	(6,833)	(32,760)	113,241

Thirty-nine Weeks Ended November 2, 2013
External sales	$1,180,143	$567,334	$165,673	$—	$1,913,150
Intersegment sales	1,753	152,276	—	—	154,029
Operating earnings (loss)	95,057	28,085	(2,934)	(31,770)	88,438

The Other category includes corporate assets, administrative expenses, and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Operating earnings	$53,213	$44,668	$113,241	$88,438
Interest expense	(5,207)	(5,254)	(15,637)	(16,167)
Interest income	109	132	294	282
Earnings before income taxes from continuing operations	$48,115	$39,546	$97,898	$72,553

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	November 1, 2014	November 2, 2013	February 1, 2014
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Wholesale Operations	183,068	118,003	118,003
Specialty Retail	200	200	200
Total intangible assets	186,068	121,003	121,003
Accumulated amortization	(64,248)	(59,776)	(61,284)
Total intangible assets, net	121,820	61,227	59,719
Goodwill
Wholesale Operations	13,954	13,954	13,954
Total goodwill	13,954	13,954	13,954
Goodwill and intangible assets, net	$135,774	$75,181	$73,673

Intangible assets consist primarily of owned and licensed trademarks,  $21.0 million of which are not subject to amortization, with the remainder being amortized over useful lives ranging from four to 40 years as of November 1, 2014. Amortization expense related to intangible assets was $1.0 million and $1.5 million for the thirteen weeks and $3.0 million and $4.5 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

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

The following tables set forth the changes in Brown Shoe Company, Inc. shareholders’ equity and noncontrolling interests for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively:

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 1, 2014	$476,699	$663	$477,362
Net earnings	66,606	146	66,752
Other comprehensive loss	(1,165)	(46)	(1,211)
Dividends paid	(9,173)	—	(9,173)
Issuance of common stock under share-based plans, net	237	—	237
Tax benefit related to share-based plans	2,482	—	2,482
Share-based compensation expense	4,568	—	4,568
Equity at November 1, 2014	$540,254	$763	$541,017

($ thousands)	Brown Shoe Company, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 2, 2013	$425,129	$772	$425,901
Net earnings (loss)	31,909	(174)	31,735
Other comprehensive (loss) income	(905)	60	(845)
Dividends paid	(9,073)	—	(9,073)
Issuance of common stock under share-based plans, net	(2,406)	—	(2,406)
Tax benefit related to share-based plans	2,581	—	2,581
Share-based compensation expense	4,066	—	4,066
Equity at November 2, 2013	$451,301	$658	$451,959

Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions	Derivative Transactions	Accumulated Other Comprehensive Income (Loss)
Balance August 2, 2014	$3,487	$13,526	$(372)	$16,641
Other comprehensive (loss) income before reclassifications	(1,159)	—	80	(1,079)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(28)	(23)	(51)
Other comprehensive (loss) income	(1,159)	(28)	57	(1,130)
Balance November 1, 2014	$2,328	$13,498	$(315)	$15,511

Balance August 3, 2013	$5,322	$(5,666)	$317	$(27)
Other comprehensive (loss) income before reclassifications	(100)	—	79	(21)
Amounts reclassified from accumulated other comprehensive income (loss)	—	138	(111)	27
Other comprehensive (loss) income	(100)	138	(32)	6
Balance November 2, 2013	$5,222	$(5,528)	$285	$(21)

Balance February 1, 2014	$2,356	$13,582	$738	$16,676
Other comprehensive (loss) income before reclassifications	(28)	—	(1,014)	(1,042)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(84)	(39)	(123)
Other comprehensive (loss) income	(28)	(84)	(1,053)	(1,165)
Balance November 1, 2014	$2,328	$13,498	$(315)	$15,511

Balance February 2, 2013	$6,912	$(5,947)	$(81)	$884
Other comprehensive (loss) income before reclassifications	(1,690)	—	714	(976)
Amounts reclassified from accumulated other comprehensive income (loss)	—	419	(348)	71
Other comprehensive (loss) income	(1,690)	419	366	(905)
Balance November 2, 2013	$5,222	$(5,528)	$285	$(21)

The following table sets forth the reclassifications out of accumulated other comprehensive income (loss) and the related tax effect by component for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Affected Line Item in the Condensed Consolidated Statements of Earnings
($ thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net gains from derivative financial instruments (1)	$(30)	$(168)	$(53)	$(530)	Costs of goods sold and selling and administrative expenses
Tax provision	7	57	14	182	Income tax provision
Net gains from derivative financial instruments, net of tax	(23)	(111)	(39)	(348)

Pension and other postretirement benefits actuarial (gain) loss (2)	(58)	216	(173)	661	Selling and administrative expenses
Pension benefits prior service expense (2)	7	4	21	10	Selling and administrative expenses
Pension and other postretirement benefits adjustments	(51)	220	(152)	671
Tax provision (benefit)	23	(82)	68	(252)	Income tax provision
Pension and other postretirement benefits adjustments, net of tax	(28)	138	(84)	419
Amounts reclassified from accumulated other comprehensive income (loss)	$(51)	$27	$(123)	$71

(1)	See Note 11 and 12 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

(2)	See Note 10 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 9	Share-Based Compensation

The Company recognized share-based compensation expense of $1.6 million and $1.1 million during the thirteen weeks and $4.6 million and $4.1 million during the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

The Company issued 72,687 shares of common stock during the thirteen weeks ended November 1, 2014 for stock options exercised and directors' fees. The Company issued 586,929 shares of common stock during the thirty-nine weeks ended November 1, 2014 for restricted stock grants, stock options exercised, and directors’ fees.

During the thirteen and thirty-nine weeks ended November 1, 2014, the Company granted zero and 279,710 restricted shares, respectively, to certain employees with a weighted-average grant date fair value of $28.17. Of the 279,710 restricted shares granted, 277,910 of the shares will vest in four years and share-based compensation expense will be recognized on a straight-line basis over the four-year period. The remaining 1,800 restricted shares vest in one year. During the thirteen and thirty-nine weeks ended November 1, 2014, the Company cancelled 4,500 and 32,100 shares of restricted stock awards, respectively, as a result of forfeitures.

During the thirteen and thirty-nine weeks ended November 1, 2014, the Company granted  zero and 88,185 performance share units, respectively, with a weighted-average grant date fair value of $28.18.  Vesting of performance-based units is dependent upon the financial performance of the Company and the attainment of certain financial goals during the next three years. Performance share units are settled in cash based on the Company’s stock price upon payout. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. Compensation expense is being recognized based on the fair value of the award and the anticipated number of units to be awarded in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash and their fair value is based on the unadjusted quoted market price for the Company’s common stock on each measurement date.

The Company also granted 847 and 41,234 restricted stock units to non-employee directors with weighted-average grant date fair values of $26.72 and $28.64, respectively, during the thirteen and thirty-nine weeks ended November 1, 2014. All restricted stock units for dividend equivalents vested immediately and compensation expense was fully recognized during the thirteen weeks ended November 1, 2014.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit (income) cost for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Service cost	$2,413	$2,583	$—	$—
Interest cost	3,558	3,305	12	35
Expected return on assets	(6,190)	(6,200)	—	—
Amortization of:
Actuarial loss (gain)	50	238	(108)	(20)
Prior service expense	7	4	—	—
Total net periodic benefit (income) cost	$(162)	$(70)	$(96)	$15

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Service cost	$7,239	$8,057	$—	$—
Interest cost	10,674	9,940	36	105
Expected return on assets	(18,571)	(18,576)	—	—
Amortization of:
Actuarial loss (gain)	152	723	(325)	(60)
Prior service expense	21	10	—	—
Total net periodic benefit (income) cost	$(485)	$154	$(289)	$45

Note 11	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through October 2015. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 was not material.

As of November 1, 2014, November 2, 2013, and February 1, 2014, the Company had forward contracts maturing at various dates through October 2015,  October 2014, and January 2015, respectively. The contract notional amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Notional Amount
(U.S. $ equivalent in thousands)	November 1, 2014	November 2, 2013	February 1, 2014
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$20,391	$18,024	$20,197
Chinese yuan	14,659	14,860	15,278
Euro	14,583	8,729	11,270
Japanese yen	1,505	1,657	1,586
Other currencies	1,540	1,372	1,345
Total financial instruments	$52,678	$44,642	$49,676

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of November 1, 2014, November 2, 2013, and February 1, 2014 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

November 1, 2014	Prepaid expenses and other current assets	$440	Other accrued expenses	$923
November 2, 2013	Prepaid expenses and other current assets	417	Other accrued expenses	184
February 1, 2014	Prepaid expenses and other current assets	1,056	Other accrued expenses	222

For the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 1, 2014		November 2, 2013

Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss)Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings

Net sales	$114	$16	$161	$59
Cost of goods sold	(388)	30	(163)	24
Selling and administrative expenses	268	(16)	145	85
Interest expense	5	—	(3)	—

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ in thousands)	November 1, 2014		November 2, 2013

Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings	Gain Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings

Net sales	$110	$32	$278	$207
Cost of goods sold	(1,145)	19	382	51
Selling and administrative expenses	(442)	2	354	272
Interest expense	(12)	—	8	—

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 1, 2014, November 2, 2013, and February 1, 2014. The Company did not have any transfers between Level 1 and Level 2 during 2013 or the thirty-nine weeks ended November 1, 2014.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of November 1, 2014:
Cash equivalents – money market funds	$7,463	$7,463	$—	$—
Non-qualified deferred compensation plan assets	2,849	2,849	—	—
Non-qualified deferred compensation plan liabilities	(2,849)	(2,849)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,923)	(1,923)	—	—
Restricted stock units for non-employee directors	(8,019)	(8,019)	—	—
Performance share units	(1,240)	(1,240)	—	—
Derivative financial instruments, net	(483)	—	(483)	—
As of November 2, 2013:
Cash equivalents – money market funds	$4,472	$4,472	$—	$—
Non-qualified deferred compensation plan assets	2,081	2,081	—	—
Non-qualified deferred compensation plan liabilities	(2,081)	(2,081)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,565)	(1,565)	—	—
Restricted stock units for non-employee directors	(7,068)	(7,068)	—	—
Performance share units	(1,868)	(1,868)	—	—
Derivative financial instruments, net	233	—	233	—
As of February 1, 2014:
Cash equivalents – money market funds	$41,236	$41,236	$—	$—
Non-qualified deferred compensation plan assets	2,191	2,191	—	—
Non-qualified deferred compensation plan liabilities	(2,191)	(2,191)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,668)	(1,668)	—	—
Restricted stock units for non-employee directors	(7,769)	(7,769)	—	—
Performance share units	(2,300)	(2,300)	—	—
Derivative financial instruments, net	834	—	834	—

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurements and Disclosures. Long-lived assets held and used with a carrying amount of $87.9 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.5 million for the thirteen weeks ended November 1, 2014. Of the $0.5 million impairment charge included in selling and administrative expenses, $0.3 million related to the Famous Footwear segment and $0.2 million related to the Specialty Retail segment.  An impairment charge of $1.2 million was recorded in selling and administrative expenses for the thirty-nine weeks ended November 1, 2014, of which $0.7 million related to the Famous Footwear segment and $0.5 million related to the Specialty Retail segment.

During the first quarter of 2013, the Company recognized an impairment charge of $4.7 million ($4.7 million after tax, $0.11 per diluted share) related to certain supply chain and sourcing assets, which represented the excess net asset value over the estimated fair value of the assets less costs to sell. The fair value of net assets was estimated based on the anticipated sales proceeds. This was considered a Level 2 input as the assets were not sold on an active market. The impairment charge was recorded as impairment of assets held for sale in the condensed consolidated statement of earnings and was included in the Wholesale Operations segment. These assets were sold in the second quarter of 2013, and the Company recognized an additional loss on sale of $0.6 million. Refer to Note 5 to the condensed consolidated financial statements for additional information.

During the second quarter of 2013, the Company sold ASG. The assets of ASG were determined to be held for sale at May 4, 2013, and an impairment charge of $12.6 million was recorded in the first quarter of 2013 within disposition/impairment of discontinued operations, net of tax in the condensed consolidated statement of earnings. The Company recognized a gain on disposition of $1.0 million in the second quarter of 2013. ASG was previously included within the Wholesale Operations segment. The fair value of assets was estimated based on the anticipated sales proceeds less costs to sell. This was considered a Level 2 input as the assets were not sold on an active market. Refer to Note 3 and Note 5 to the condensed consolidated financial statements for additional information.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable, and borrowings under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

	November 1, 2014		November 2, 2013		February 1, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value	Amount	Value
Long-term debt – Senior Notes	$199,150	$208,500	$198,963	$210,500	$199,010	$210,500

The fair value of the Company’s Senior Notes was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 13	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rates from continuing operations were 30.9% and 31.6% for the thirteen weeks and 31.8% and 33.8% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The effective tax rate was higher in the thirty-nine weeks ended November 2, 2013 due to the non-deductible nature of the $4.7 million impairment charge in the first quarter of 2013, as further described in Note 5 to the condensed consolidated financial statements.

Note 14	Related Party Transactions

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”, formerly known as Hongguo International Holdings Limited) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China.  During 2013, B&H Footwear transferred the operation of 25 retail stores in China to CBI.  B&H Footwear continues to sell footwear to CBI on a wholesale basis. During the thirteen and thirty-nine weeks ended November 1, 2014, the Company, through its consolidated subsidiary, B&H Footwear, sold $3.6 million and $7.1 million, respectively, of Naturalizer footwear on a wholesale basis to CBI, with $1.9 million and $4.1 million in corresponding sales during the thirteen and thirty-nine weeks ended November 2, 2013.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.7 million as of November 1, 2014. The Company expects to spend approximately $0.2 million in each of the next five years and $14.7 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through November 1, 2014 were $26.6 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at November 1, 2014 is $9.8 million, of which $8.9 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses. Of the total $9.8 million reserve, $5.1 million is for on-site remediation and $4.7 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.4 million at November 1, 2014 to complete the cleanup, maintenance and monitoring at these sites, which has been discounted at 6.4%. Of the $1.4 million reserve, $1.2 million is recorded in other liabilities and $0.2 million is recorded in other accrued expenses. On an undiscounted basis, this liability would be $2.0 million. The Company expects to spend approximately $0.2 million in each of the next five years and $1.0 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

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

Brown Shoe Company, Inc. issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing revolving credit facility agreement. The following table presents the consolidating financial information for each of Brown Shoe Company, Inc. (“Parent”), the Guarantors, and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. The Guarantors are 100% owned by the Parent. On May 14, 2013, during the second quarter of 2013, ASG was sold and ceased to be a borrower under the Credit Agreement. ASG is included as a “Guarantor” in the financial statements through the sale date. The proceeds from the sale were utilized to pay down the Company’s revolving credit facility. See Note 3 to the condensed consolidated financial statements for further information on the sale of ASG.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$23,217	$15,863	$—	$39,080
Receivables, net	115,520	1,413	21,284	—	138,217
Inventories, net	128,709	431,679	7,389	—	567,777
Prepaid expenses and other current assets	33,828	971	3,046	—	37,845
Intercompany receivable – current	466	521	15,487	(16,474)	—
Total current assets	278,523	457,801	63,069	(16,474)	782,919
Other assets	124,472	14,785	621	—	139,878
Goodwill and intangible assets, net	118,416	17,358	—	—	135,774
Property and equipment, net	28,000	121,554	1,735	—	151,289
Investment in subsidiaries	935,580	190,534	—	(1,126,114)	—
Intercompany receivable – noncurrent	410,794	524,296	252,220	(1,187,310)	—
Total assets	$1,895,785	$1,326,328	$317,645	$(2,329,898)	$1,209,860

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$14,000	$—	$—	$—	$14,000
Trade accounts payable	53,944	129,350	19,768	—	203,062
Other accrued expenses	91,738	70,881	9,458	—	172,077
Intercompany payable – current	2,803	173	13,498	(16,474)	—
Total current liabilities	162,485	200,404	42,724	(16,474)	389,139
Other liabilities
Long-term debt	199,150	—	—	—	199,150
Other liabilities	36,267	44,082	205	—	80,554
Intercompany payable – noncurrent	957,629	146,262	83,419	(1,187,310)	—
Total other liabilities	1,193,046	190,344	83,624	(1,187,310)	279,704
Equity
Brown Shoe Company, Inc. shareholders’ equity	540,254	935,580	190,534	(1,126,114)	540,254
Noncontrolling interests	—	—	763	—	763
Total equity	540,254	935,580	191,297	(1,126,114)	541,017
Total liabilities and equity	$1,895,785	$1,326,328	$317,645	$(2,329,898)	$1,209,860

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRTEEN WEEKS ENDED NOVEMBER 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$233,606	$488,876	$41,363	$(34,568)	$729,277
Cost of goods sold	165,734	274,595	32,786	(34,568)	438,547
Gross profit	67,872	214,281	8,577	—	290,730
Selling and administrative expenses	62,554	172,758	2,205	—	237,517
Operating earnings	5,318	41,523	6,372	—	53,213
Interest expense	(5,207)	—	—	—	(5,207)
Interest income	6	56	47	—	109
Intercompany interest income (expense)	3,608	(3,504)	(104)	—	—
Earnings before income taxes	3,725	38,075	6,315	—	48,115
Income tax benefit (provision)	551	(14,190)	(1,239)	—	(14,878)
Equity in earnings of subsidiaries, net of tax	28,837	4,952	—	(33,789)	—
Net earnings	33,113	28,837	5,076	(33,789)	33,237
Less: Net earnings attributable to noncontrolling interests	—	—	124	—	124
Net earnings attributable to Brown Shoe Company, Inc.	$33,113	$28,837	$4,952	$(33,789)	$33,113

Comprehensive income	$32,014	$27,896	$5,107	$(32,910)	$32,107
Less: Comprehensive income attributable to noncontrolling interests	—	—	93	—	93
Comprehensive income attributable to Brown Shoe Company, Inc.	$32,014	$27,896	$5,014	$(32,910)	$32,014

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$596,364	$1,335,655	$134,483	$(110,186)	$1,956,316
Cost of goods sold	429,633	736,588	107,568	(110,186)	1,163,603
Gross profit	166,731	599,067	26,915	—	792,713
Selling and administrative expenses	168,900	509,956	616	—	679,472
Operating (loss) earnings	(2,169)	89,111	26,299	—	113,241
Interest expense	(15,636)	(1)	—	—	(15,637)
Interest income	19	181	94	—	294
Intercompany interest income (expense)	11,410	(12,118)	708	—	—
(Loss) earnings before income taxes	(6,376)	77,173	27,101	—	97,898
Income tax benefit (provision)	2,698	(30,106)	(3,738)	—	(31,146)
Equity in earnings of subsidiaries, net of tax	70,284	23,217	—	(93,501)	—
Net earnings	66,606	70,284	23,363	(93,501)	66,752
Less: Net earnings attributable to noncontrolling interests	—	—	146	—	146
Net earnings attributable to Brown Shoe Company, Inc.	$66,606	$70,284	$23,217	$(93,501)	$66,606

Comprehensive income	$65,487	$69,892	$23,373	$(93,165)	$65,587
Less: Comprehensive income attributable to noncontrolling interests	—	—	100	—	100
Comprehensive income attributable to Brown Shoe Company, Inc.	$65,487	$69,892	$23,273	$(93,165)	$65,487

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(31,850)	$71,874	$28,478	$—	$68,502

Investing activities
Purchases of property and equipment	(5,142)	(31,092)	(297)	—	(36,531)
Capitalized software	(3,787)	(32)	(30)	—	(3,849)
Acquisition of trademarks	(65,065)	—	—	—	(65,065)
Investment in nonconsolidated affiliate	(7,000)	—	—	—	(7,000)
Intercompany investing	(717)	717	—	—	—
Net cash used for investing activities	(81,711)	(30,407)	(327)	—	(112,445)

Financing activities
Borrowings under revolving credit agreement	741,000	—	—	—	741,000
Repayments under revolving credit agreement	(734,000)	—	—	—	(734,000)
Dividends paid	(9,173)	—	—	—	(9,173)
Issuance of common stock under share-based plans, net	237	—	—	—	237
Tax benefit related to share-based plans	2,482	—	—	—	2,482
Intercompany financing	113,015	(48,183)	(64,832)	—	—
Net cash provided by (used for) financing activities	113,561	(48,183)	(64,832)	—	546
Effect of exchange rate changes on cash and cash equivalents	—	(69)	—	—	(69)
Decrease in cash and cash equivalents	—	(6,785)	(36,681)	—	(43,466)
Cash and cash equivalents at beginning of period	—	30,002	52,544	—	82,546
Cash and cash equivalents at end of period	$—	$23,217	$15,863	$—	$39,080

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$30,002	$52,544	$—	$82,546
Receivables, net	84,428	2,349	42,440	—	129,217
Inventories, net	119,131	421,101	7,299	—	547,531
Prepaid expenses and other current assets	38,069	16,024	3,984	(24,941)	33,136
Current assets – discontinued operations	119	—	—	—	119
Intercompany receivable – current	602	191	8,860	(9,653)	—
Total current assets	242,349	469,667	115,127	(34,594)	792,549
Other assets	123,066	15,864	691	—	139,621
Goodwill and intangible assets, net	55,225	18,448	—	—	73,673
Property and equipment, net	27,201	114,359	2,000	—	143,560
Investment in subsidiaries	865,700	165,970	—	(1,031,670)	—
Intercompany receivable – noncurrent	457,507	482,180	230,572	(1,170,259)	—
Total assets	$1,771,048	$1,266,488	$348,390	$(2,236,523)	$1,149,403

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$7,000	$—	$—	$—	$7,000
Trade accounts payable	72,349	116,604	37,649	—	226,602
Other accrued expenses	81,902	87,045	8,539	(24,941)	152,545
Current liabilities – discontinued operations	708	—	—	—	708
Intercompany payable – current	4,689	766	4,198	(9,653)	—
Total current liabilities	166,648	204,415	50,386	(34,594)	386,855
Other liabilities
Long-term debt	199,010	—	—	—	199,010
Other liabilities	38,657	46,055	1,464	—	86,176
Intercompany payable – noncurrent	890,034	150,318	129,907	(1,170,259)	—
Total other liabilities	1,127,701	196,373	131,371	(1,170,259)	285,186
Equity
Brown Shoe Company, Inc. shareholders’ equity	476,699	865,700	165,970	(1,031,670)	476,699
Noncontrolling interests	—	—	663	—	663
Total equity	476,699	865,700	166,633	(1,031,670)	477,362
Total liabilities and equity	$1,771,048	$1,266,488	$348,390	$(2,236,523)	$1,149,403

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$29,722	$12,684	$—	$42,406
Receivables, net	93,097	1,275	18,119	—	112,491
Inventories, net	98,548	439,807	6,234	—	544,589
Prepaid expenses and other current assets	37,418	11,423	3,393	—	52,234
Current assets – discontinued operations	158	—	23	—	181
Intercompany receivable – current	162	210	8,780	(9,152)	—
Total current assets	229,383	482,437	49,233	(9,152)	751,901
Other assets	95,221	15,812	614	—	111,647
Goodwill and intangible assets, net	56,369	18,812	—	—	75,181
Property and equipment, net	26,908	118,976	2,298	—	148,182
Investment in subsidiaries	851,906	152,992	—	(1,004,898)	—
Intercompany receivable – noncurrent	431,414	483,444	225,061	(1,139,919)	—
Total assets	$1,691,201	$1,272,473	$277,206	$(2,153,969)	$1,086,911

Liabilities and Equity
Current liabilities
Trade accounts payable	44,889	136,669	19,148	—	200,706
Other accrued expenses	58,289	83,483	9,370	—	151,142
Current liabilities – discontinued operations	2,065	—	45	—	2,110
Intercompany payable – current	2,979	147	6,026	(9,152)	—
Total current liabilities	108,222	220,299	34,589	(9,152)	353,958
Other liabilities
Long-term debt	198,963	—	—	—	198,963
Other liabilities	29,395	51,192	1,444	—	82,031
Intercompany payable – noncurrent	903,320	149,076	87,523	(1,139,919)	—
Total other liabilities	1,131,678	200,268	88,967	(1,139,919)	280,994
Equity
Brown Shoe Company, Inc. shareholders’ equity	451,301	851,906	152,992	(1,004,898)	451,301
Noncontrolling interests	—	—	658	—	658
Total equity	451,301	851,906	153,650	(1,004,898)	451,959
Total liabilities and equity	$1,691,201	$1,272,473	$277,206	$(2,153,969)	$1,086,911

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRTEEN WEEKS ENDED NOVEMBER 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$213,028	$498,383	$36,753	$(45,376)	$702,788
Cost of goods sold	157,500	282,617	29,807	(45,376)	424,548
Gross profit	55,528	215,766	6,946	—	278,240
Selling and administrative expenses	53,327	178,810	1,435	—	233,572
Operating earnings	2,201	36,956	5,511	—	44,668
Interest expense	(5,254)	—	—	—	(5,254)
Interest income	4	69	59	—	132
Intercompany interest income (expense)	3,558	(3,693)	135	—	—
Intercompany dividend	—	7,778	(7,778)	—	—
Earnings (loss) before income taxes from continuing operations	509	41,110	(2,073)	—	39,546
Income tax provision	(5,011)	(6,822)	(662)	—	(12,495)
Equity in earnings (loss) from continuing operations of subsidiaries, net of tax	31,583	(2,705)	—	(28,878)	—
Net earnings (loss) from continuing operations	27,081	31,583	(2,735)	(28,878)	27,051
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	300	(44)	(23)	—	233
Equity in loss from discontinued operations of subsidiaries, net of tax	(67)	(23)	—	90	—
Net earnings (loss) from discontinued operations	233	(67)	(23)	90	233
Net earnings (loss)	27,314	31,516	(2,758)	(28,788)	27,284
Less: Net loss attributable to noncontrolling interests	—	—	(30)	—	(30)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$27,314	$31,516	$(2,728)	$(28,788)	$27,314

Comprehensive income (loss)	$27,315	$31,308	$(2,758)	$(28,575)	$27,290
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(25)	—	(25)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$27,315	$31,308	$(2,733)	$(28,575)	$27,315

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$551,962	$1,361,742	$136,825	$(137,379)	$1,913,150
Cost of goods sold	412,736	754,229	110,682	(137,379)	1,140,268
Gross profit	139,226	607,513	26,143	—	772,882
Selling and administrative expenses	169,097	504,351	5,074	—	678,522
Restructuring and other special charges, net	686	576	—	—	1,262
Impairment of assets held for sale	—	—	4,660	—	4,660
Operating (loss) earnings	(30,557)	102,586	16,409	—	88,438
Interest expense	(16,076)	(91)	—	—	(16,167)
Interest income	17	201	64	—	282
Intercompany interest income (expense)	10,487	(10,879)	392	—	—
Intercompany dividend	—	7,778	(7,778)	—	—
(Loss) earnings before income taxes from continuing operations	(36,129)	99,595	9,087	—	72,553
Income tax benefit (provision)	2,630	(26,995)	(157)	—	(24,522)
Equity in earnings from continuing operations of subsidiaries, net of tax	81,704	9,104	—	(90,808)	—
Net earnings from continuing operations	48,205	81,704	8,930	(90,808)	48,031
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(5,582)	1,137	(339)	—	(4,784)
Disposition/impairment of discontinued operations, net of tax	—	1,042	(12,554)	—	(11,512)
Equity in loss from discontinued operations of subsidiaries, net of tax	(10,714)	(12,893)	—	23,607	—
Net loss from discontinued operations	(16,296)	(10,714)	(12,893)	23,607	(16,296)
Net earnings (loss)	31,909	70,990	(3,963)	(67,201)	31,735
Less: Net loss attributable to noncontrolling interests	—	—	(174)	—	(174)
Net earnings (loss) attributable to Brown Shoe Company, Inc.	$31,909	$70,990	$(3,789)	$(67,201)	$31,909

Comprehensive income (loss)	$30,944	$69,709	$(7,285)	$(62,538)	$30,830
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(114)	—	(114)
Comprehensive income (loss) attributable to Brown Shoe Company, Inc.	$30,944	$69,709	$(7,171)	$(62,538)	$30,944

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2013
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by (used for) operating activities	$27,271	$60,573	$(25,859)	$—	$61,985

Investing activities
Purchases of property and equipment	(3,389)	(33,737)	(762)	—	(37,888)
Capitalized software	(3,591)	(117)	(7)	—	(3,715)
Intercompany investing	(1,024)	1,024	—	—	—
Net proceeds from sale of subsidiaries	—	69,347	—	—	69,347
Net cash (used for) provided by investing activities	(8,004)	36,517	(769)	—	27,744

Financing activities
Borrowings under revolving credit agreement	966,000	—	—	—	966,000
Repayments under revolving credit agreement	(1,071,000)	—	—	—	(1,071,000)
Dividends paid	(9,073)	—	—	—	(9,073)
Issuance of common stock under share-based plans, net	(2,406)	—	—	—	(2,406)
Tax benefit related to share-based plans	2,581	—	—	—	2,581
Intercompany financing	94,631	(97,780)	3,149	—	—
Net cash (used for) provided by financing activities	(19,267)	(97,780)	3,149	—	(113,898)
Effect of exchange rate changes on cash and cash equivalents	—	(1,648)	—	—	(1,648)
Decrease in cash and cash equivalents	—	(2,338)	(23,479)	—	(25,817)
Cash and cash equivalents at beginning of period	—	32,060	36,163	—	68,223
Cash and cash equivalents at end of period	$—	$29,722	$12,684	$—	$42,406

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Strong operating results at our Wholesale Operations segment and steady performance at Famous Footwear were the primary drivers of our solid third quarter performance. Our Wholesale Operations segment reported improvements in net sales and gross profit of 18.2% and 22.4%, respectively, while our Famous Footwear segment delivered improvements in gross profit and operating earnings driven by solid performance during the back-to-school selling season. Same-store sales were up 1.6% for the 10 weeks that make up this key selling season. For the nine months ended November 1, 2014, our Famous Footwear segment achieved record-setting sales.

The following is a summary of the financial highlights for the third quarter of 2014:

•
Consolidated net sales increased $26.5 million, or 3.8%, to $729.3 million for the third quarter of 2014, compared to $702.8 million for the third quarter of 2013. Our Wholesale Operations segment experienced continued improvement as net sales increased by $37.3 million, or 18.2%. Our Specialty Retail segment reported a decline in net sales of $6.6 million, primarily driven by a lower store count, a decrease in same-store sales, and a lower Canadian dollar exchange rate. Our Famous Footwear segment experienced slightly lower net sales of $4.2 million during the third quarter of 2014, reflecting a lower store count and a decline in same-store sales of 0.2%.

•
Consolidated operating earnings increased $8.5 million, or 19.1%, to $53.2 million in the third quarter of 2014, compared to $44.7 million for the third quarter of 2013, driven by higher sales and better leveraging of our expense base.

•
Consolidated net earnings attributable to Brown Shoe Company, Inc. were $33.1 million, or $0.75 per diluted share, in the third quarter of 2014, compared to net earnings of $27.3 million, or $0.63 per diluted share, in the third quarter of 2013.

The following items impacted our third quarter results in 2014 and 2013 and should be considered in evaluating the comparability of our results:

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

•
Portfolio Realignment – Our portfolio realignment efforts included the sale of our Avia and Nevados divisions; the sale of AND 1; exiting certain women’s specialty and private label brands; exiting the children’s wholesale business; the sale and closure of certain sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license; and other infrastructure changes. Refer to Note 3 and Note 5 to the condensed consolidated financial statements for further discussion.

Our debt-to-capital ratio, as defined herein, decreased to 28.3% at November 1, 2014, compared to 30.6% at November 2, 2013 and 30.1% at February 1, 2014.  The improvement from November 2, 2013 was driven by our strong cash provided by operating activities, partially offset by the acquisition of the Franco Sarto trademarks and higher borrowings under our revolving credit agreement.  As of November 1, 2014, we had $14.0 million of outstanding borrowings under the revolving credit agreement. Our current ratio, as defined herein, was 2.01 to 1 at November 1, 2014, compared to 2.12 to 1 at November 2, 2013 and 2.05 to 1 at February 1, 2014.

Outlook for the Remainder of 2014
Despite potential shifts in consumer sentiment and industry-wide trends for the promotional holiday environment, we see continued growth potential for the fourth quarter of 2014 and anticipate a solid end to the year. Based on our third quarter results, we expect consolidated net sales for the year to be between $2.58 billion and $2.59 billion.  We also expect to earn between $1.65 and $1.69 per diluted share in 2014.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales

($ millions)
Net sales	$729.3	100.0%	$702.8	100.0%	$1,956.3	100.0%	$1,913.2	100.0%
Cost of goods sold	438.6	60.1%	424.6	60.4%	1,163.6	59.5%	1,140.3	59.6%
Gross profit	290.7	39.9%	278.2	39.6%	792.7	40.5%	772.9	40.4%
Selling and administrative expenses	237.5	32.6%	233.5	33.2%	679.5	34.7%	678.5	35.5%
Restructuring and other special charges, net	—	—%	—	—%	—	—%	1.3	0.1%
Impairment of assets held for sale	—	—%	—	—%	—	—%	4.7	0.2%
Operating earnings	53.2	7.3%	44.7	6.4%	113.2	5.8%	88.4	4.6%
Interest expense	(5.2)	(0.7)%	(5.3)	(0.8)%	(15.6)	(0.8)%	(16.1)	(0.8)%
Interest income	0.1	0.0%	0.1	—%	0.3	—%	0.3	0.0%
Earnings before income taxes from continuing operations	48.1	6.6%	39.5	5.6%	97.9	5.0%	72.6	3.8%
Income tax provision	(14.9)	(2.1)%	(12.4)	(1.7)%	(31.2)	(1.6)%	(24.6)	(1.2)%
Net earnings from continuing operations	33.2	4.5%	27.1	3.9%	66.7	3.4%	48.0	2.6%
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	—	—%	0.2	0.0%	—	—%	(4.8)	(0.3)%
Disposition/impairment of discontinued operations, net of tax	—	—%	—	—%	—	—%	(11.5)	(0.6)%
Net earnings (loss) from discontinued operations	—	—%	0.2	0.0%	—	—%	(16.3)	(0.9)%
Net earnings	33.2	4.5%	27.3	3.9%	66.7	3.4%	31.7	1.7%
Net earnings (loss) attributable to noncontrolling interests	0.1	0.0%	—	—%	0.1	0.0%	(0.2)	(0.0)%
Net earnings attributable to Brown Shoe Company, Inc.	$33.1	4.5%	$27.3	3.9%	$66.6	3.4%	$31.9	1.7%

Net Sales
Net sales increased $26.5 million, or 3.8%, to $729.3 million for the third quarter of 2014, compared to $702.8 million for the third quarter of 2013. Net sales at our Wholesale Operations segment increased while net sales at our Specialty Retail and Famous Footwear segments decreased. Our Wholesale Operations segment reported a $37.3 million increase in net sales, driven by strong sales of our Sam Edelman, Naturalizer, Franco Sarto, Dr. Scholl’s, Vince, and Via Spiga brands during the quarter. Our Specialty Retail segment reported a $6.6 million decrease in net sales, due to a lower store count, a 6.9% decrease in same-store sales, and a lower Canadian dollar exchange rate. Net sales of our Famous Footwear segment decreased $4.2 million, reflecting a lower store count and a 0.2% decrease in same-store sales.

Net sales increased $43.1 million, or 2.3%, to $1,956.3 million for the nine months ended November 1, 2014, compared to $1,913.2 million for the nine months ended November 2, 2013. Our sales growth was led by our Wholesale Operations segment, which reported a $61.3 million increase in net sales, driven by strong sales of our Sam Edelman, Vince, Dr. Scholl's, Via Spiga, Franco Sarto, and Naturalizer brands. Our Famous Footwear segment reported a $3.5 million increase in net sales, reflecting a same-store sales increase of 0.8%, partially offset by a lower store count. Famous Footwear's record-setting sales for the nine months ended November 1, 2014 were driven by an improved customer conversion rate, an increase in pairs per transaction, and higher average unit retail prices, partially offset by a decline in customer traffic. Net sales of our Specialty Retail segment decreased $21.6 million due to a lower store count, lower sales from our e-commerce subsidiary, a decrease in same-store sales of 3.5%, and a lower Canadian dollar exchange rate.

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

Gross Profit
Gross profit increased $12.5 million, or 4.5%, to $290.7 million for the third quarter of 2014, compared to $278.2 million for the third quarter of 2013, reflecting higher gross profit in our Wholesale Operations and Famous Footwear segments, partially offset by lower gross profit in our Specialty Retail segment.  As a percentage of net sales, gross profit increased to 39.9% for the third quarter of 2014, compared to 39.6% for the third quarter of 2013, driven by our Famous Footwear segment, which reported a gross profit rate of 43.4% for the third quarter of 2014, compared to 42.6% for the third quarter of 2013, and improvement in the Wholesale Operations segment gross profit rate to 32.9% in the third quarter of 2014, compared to 31.8% in the third quarter of 2013. The increase in our Wholesale Operations gross profit rate was driven by margin improvement from several of our brands as well as the elimination of the Franco Sarto royalty expense due to the acquisition of those trademarks in February 2014. These increases were partially offset by a lower mix of retail sales during the quarter.  Gross profit rates in our retail businesses are higher, on average, than in our wholesale business. Retail and Wholesale Operations net sales were 67% and 33%, respectively, in the third quarter of 2014, compared to 71% and 29% in the third quarter of 2013.

Gross profit increased $19.8 million, or 2.6%, to $792.7 million for the nine months ended November 1, 2014, compared to $772.9 million for the nine months ended November 2, 2013, reflecting higher sales and gross profit in our Wholesale Operations and Famous Footwear segments, partially offset by lower sales and gross profit in our Specialty Retail segment.  As a percentage of net sales, gross profit was 40.5% for the nine months ended November 1, 2014, compared to 40.4% for the nine months ended November 2, 2013.  Our Wholesale Operations segment reported an improved gross profit rate of 32.6% for the nine months ended November 1, 2014, compared to 31.5% for the nine months ended November 2, 2013 driven by margin improvement from several of our wholesale brands as well as the elimination of the Franco Sarto royalty. These increases were partially offset by a lower mix of retail sales during the nine months ended November 1, 2014. Retail and Wholesale Operations net sales were 68% and 32%, respectively, in the nine months ended November 1, 2014, compared to 70% and 30% in the nine months ended November 2, 2013.

We classify certain warehousing, distribution, sourcing, and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.0 million, or 1.7%, to $237.5 million for the third quarter of 2014, compared to $233.5 million in the third quarter of 2013 driven by higher expenses in our Wholesale Operations and Famous Footwear segments, partially offset by lower expenses in our Specialty Retail segment. On a consolidated basis, expenses for our cash and stock-based incentive plans were higher by $2.5 million in the third quarter of 2014 as compared to the third quarter of 2013. As a percentage of net sales, selling and administrative expenses decreased to 32.6% for the third quarter of 2014 from 33.2% for the third quarter of 2013, reflecting better leveraging of our expense base over higher net sales.

Selling and administrative expenses increased $1.0 million, or 0.1%, to $679.5 million for the nine months ended November 1, 2014, compared to $678.5 million in the nine months ended November 2, 2013.  As a percentage of net sales, selling and administrative expenses decreased to 34.7% for the nine months ended November 1, 2014 from 35.5% for the nine months ended November 2, 2013, reflecting better leveraging of our expense base over higher net sales.

Restructuring and Other Special Charges, Net
We recorded $1.3 million of restructuring and other special charges for the nine months ended November 2, 2013 related to our portfolio realignment efforts, as further discussed in Note 5 to the condensed consolidated financial statements.    There were no corresponding charges during the nine months ended November 1, 2014.

Impairment of Assets Held for Sale
During the nine months ended November 2, 2013, we recorded an impairment charge of $4.7 million to adjust certain sourcing and supply chain assets held for sale to their estimated fair value, as further discussed in Note 5 to the condensed consolidated financial statements.  There was no corresponding charge during the nine months ended November 1, 2014.

Operating Earnings
Operating earnings increased $8.5 million, or 19.1%, to $53.2 million for the third quarter of 2014, compared to $44.7 million for the third quarter of 2013, reflecting higher net sales and gross profit rate, partially offset by higher selling and administrative expenses, as described above.  As a percentage of net sales, operating earnings improved to 7.3% for the third quarter of 2014, compared to 6.4% for the third quarter of 2013.

Operating earnings increased $24.8 million, or 28.0%, to $113.2 million for the nine months ended November 1, 2014, compared to $88.4 million for the nine months ended November 2, 2013, driven by higher sales and margins and the non-recurrence of the 2013 charges for impairment of assets held for sale and restructuring and other special charges, net, as described above.  As a percentage of net sales, operating earnings improved to 5.8% for the nine months ended November 1, 2014, compared to 4.6% for the nine months ended November 2, 2013.

Interest Expense
Interest expense decreased $0.1 million, or 0.9%, to $5.2 million for the third quarter of 2014, compared to $5.3 million for the third quarter of 2013, reflecting lower average borrowings under our revolving credit agreement.

Interest expense decreased $0.5 million, or 3.3%, to $15.6 million for the nine months ended November 1, 2014, compared to $16.1 million for the nine months ended November 2, 2013, reflecting lower average borrowings under our revolving credit agreement.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate from continuing operations was 30.9% for the third quarter of 2014, compared to our third quarter of 2013 rate of 31.6%. For the nine months ended November 1, 2014, our consolidated effective tax rate from continuing operations was 31.8%, as compared to 33.8% in the prior year. The effective tax rate was higher in the nine months ended November 2, 2013 due to the non-deductible nature of the $4.7 million impairment charge discussed above.

Net Earnings from Continuing Operations
Net earnings from continuing operations increased $6.1 million, or 22.9%, to  $33.2 million for the third quarter of 2014, compared to $27.1 million for the third quarter of 2013, as a result of the factors described above.

Net earnings from continuing operations increased $18.7 million, or 39.0%, to $66.7 million for the nine months ended November 1, 2014 compared to $48.0 million for the nine months ended November 2, 2013, as a result of the factors described above.

Net Earnings (Loss) from Discontinued Operations
Net earnings from discontinued operations were $0.2 million in the third quarter of 2013, with no corresponding net earnings during the third quarter of 2014. The net earnings in the third quarter of 2013 were primarily attributable to merchandise sold under the Vera Wang license agreement, as further discussed in Note 3 to the condensed consolidated financial statements.

Net loss from discontinued operations was $16.3 million during the nine months ended November 2, 2013, with no corresponding net loss during the nine months ended November 1, 2014. The net loss is primarily related to a non-cash impairment charge resulting from the sale of our Avia and Nevados divisions of $12.6 million during the first quarter of 2013, reflecting the estimated fair value of those assets, partially offset by a gain of $1.0 million recognized upon the sale. There was also a $4.8 million net loss from discontinued operations, primarily related to merchandise sold under the Etienne Aigner license agreement, as further described in Note 3 to the condensed consolidated financial statements.

Net Earnings Attributable to Brown Shoe Company, Inc.
Net earnings attributable to Brown Shoe Company, Inc. were  $33.1 million and $66.6 million during the third quarter and nine months ended November 1, 2014,  compared to net earnings of $27.3 million and $31.9 million during the third quarter and nine months ended November 2, 2013, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square
foot)
Operating Results
Net sales	$435.4	100.0%	$439.6	100.0%	$1,183.6	100.0%	$1,180.1	100.0%
Cost of goods sold	246.5	56.6%	252.3	57.4%	655.3	55.4%	657.1	55.7%
Gross profit	188.9	43.4%	187.3	42.6%	528.3	44.6%	523.0	44.3%
Selling and administrative expenses	151.3	34.8%	150.3	34.2%	436.3	36.8%	427.9	36.2%
Operating earnings	$37.6	8.6%	$37.0	8.4%	$92.0	7.8%	$95.1	8.1%

Key Metrics
Same-store sales % change	(0.2)%		4.9%		0.8%		4.3%
Same-store sales $ change	$(0.9)		$19.5		$9.3		$47.0
Sales change from new and closed stores, net	$(3.3)		$(16.7)		$(5.8)		$(1.1)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$61		$59		$166		$160
Sales per square foot, excluding e-commerce (trailing twelve months)	$213		$208		$213		$208
Square footage (thousand sq. ft.)	6,983		7,095		6,983		7,095

Stores opened	12		11		40		42
Stores closed	6		22		43		49
Ending stores	1,041		1,048		1,041		1,048

Net Sales
Net sales decreased $4.2 million, or 1.0%, to $435.4 million for the third quarter of 2014, compared to $439.6 million for the third quarter of 2013 reflecting a lower store count and a decrease in same-store sales, including e-commerce, of 0.2% during the third quarter of 2014.  Despite an overall decline in customer traffic, Famous Footwear reported an improved customer conversion rate and an increase in pairs per transaction. Famous Footwear experienced sales growth in canvas, boots and sandals during the quarter. During the third quarter of 2014, we opened 12 new stores and closed six stores, resulting in 1,041 stores and total square footage of 7.0 million at the end of the third quarter of 2014, compared to 1,048 stores and total square footage of 7.1 million at the end of the third quarter of 2013. Sales per square foot, excluding e-commerce, increased 1.8% to $61 in the third quarter of 2014, compared to $59 in the third quarter of 2013.  Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, with approximately 75% of our net sales made to members of our Rewards program in the third quarter of 2014, compared to approximately 74% in the third quarter of 2013.

Net sales increased $3.5 million, or 0.3%, to $1,183.6 million for the nine months ended November 1, 2014, compared to $1,180.1 million for the nine months ended November 2, 2013. Same-store sales, including e-commerce, increased 0.8% during the nine months ended November 1, 2014, primarily due to an improved customer conversion rate, an increase in pairs per transaction, and higher average unit retail prices, partially offset by a decline in customer traffic. Growth in canvas styles, women’s boots, athletics, and accessories also contributed to our increase in sales.  During the nine months ended November 1, 2014, we opened 40 new stores and closed 43 stores. Sales per square foot, excluding e-commerce, increased 3.2% to $166 in the nine months ended November 1, 2014, compared to $160 in the nine months ended November 2, 2013.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce, increased 2.1% to $213 for the twelve months ended November 1, 2014, compared to $208 for the twelve months ended November 2, 2013.

Gross Profit
Gross profit increased $1.6 million, or 0.8%, to $188.9 million for the third quarter of 2014, compared to $187.3 million for the third quarter of 2013. As a percentage of net sales, our gross profit was 43.4% for the third quarter of 2014, compared to 42.6% for the third quarter of 2013. The increase in our gross profit rate was driven by a number of factors, including a better mix of higher margin products, higher average unit retail prices, and lower freight costs.

Gross profit increased $5.3 million, or 1.0%, to $528.3 million for the nine months ended November 1, 2014, compared to $523.0 million for the nine months ended November 2, 2013, due primarily to the growth in net sales. As a percentage of net sales, our gross profit was 44.6% for the nine months ended November 1, 2014, compared to the gross profit rate of 44.3% for the nine months ended November 2, 2013, reflecting the same factors described above.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.0 million, or 0.7%, to $151.3 million for the third quarter of 2014, compared to $150.3 million for the third quarter of 2013.  The increase was primarily attributable to higher store rent and administrative expenses, partially offset by lower store employee compensation and marketing expenses. As a percentage of net sales, selling and administrative expenses increased to 34.8% for the third quarter of 2014, compared to 34.2% for the third quarter of 2013.

Selling and administrative expenses increased $8.4 million, or 1.9%, to $436.3 million for the nine months ended November 1, 2014, compared to $427.9 million for the nine months ended November 2, 2013. The increase was primarily attributable to higher store rent and depreciation expenses and higher administrative expenses, partially offset by lower store employee compensation and marketing expenses. As a percentage of net sales, selling and administrative expenses increased to 36.8% for the nine months ended November 1, 2014, compared to 36.2% for the nine months ended November 2, 2013.

Operating Earnings
Operating earnings increased $0.6 million, or 1.4%, to $37.6 million for the third quarter of 2014, compared to $37.0 million for the third quarter of 2013. The increase was due to a higher gross profit rate,  partially offset by higher selling and administrative expenses, as described above. As a percentage of net sales, operating earnings increased to 8.6% for the third quarter of 2014, compared to 8.4% for the third quarter of 2013.

Operating earnings decreased $3.1 million, or 3.2%, to $92.0 million for the nine months ended November 1, 2014, compared to $95.1 million for the nine months ended November 2, 2013. The decrease was primarily due to higher selling and administrative expenses, partially offset by higher net sales and gross profit, as described above. As a percentage of net sales, operating earnings decreased to 7.8% for the nine months ended November 1, 2014, compared to 8.1% for the nine months ended November 2, 2013.

WHOLESALE OPERATIONS
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales

($ millions)
Operating Results
Net sales	$242.6	100.0%	$205.3	100.0%	$628.6	100.0%	$567.3	100.0%
Cost of goods sold	162.8	67.1%	140.1	68.2%	423.5	67.4%	388.4	68.5%
Gross profit	79.8	32.9%	65.2	31.8%	205.1	32.6%	178.9	31.5%
Selling and administrative expenses	52.0	21.4%	48.4	23.6%	144.2	22.9%	144.9	25.5%
Restructuring and other special charges, net	—	—	—	—	—	—	1.2	0.2%
Impairment of assets held for sale	—	—	—	—	—	—	4.7	0.8%
Operating earnings	$27.8	11.5%	$16.8	8.2%	$60.9	9.7%	$28.1	5.0%

Key Metrics
Unfilled order position at end of period	$333.4		$311.7

Net Sales
Net sales increased $37.3 million, or 18.2%, to $242.6 million for the third quarter of 2014, compared to $205.3 million for the third quarter of 2013.  The increase reflects strength in many of our brands including Sam Edelman, Naturalizer, Franco Sarto, Dr. Scholl's, Vince, and Via Spiga.   Our unfilled order position increased $21.7 million, or 7.0%, to $333.4 million as of November 1, 2014, from $311.7 million as of November 2, 2013 primarily due to growth in our Vince, Naturalizer, and Sam Edelman brands, partially offset by a decrease in our Ryka brand.

Net sales increased $61.3 million, or 10.8%, to $628.6 million for the nine months ended November 1, 2014, compared to $567.3 million for the nine months ended November 2, 2013. The increase reflects strength in our Sam Edelman, Vince, Dr. Scholl's, Via Spiga, Franco Sarto, and Naturalizer brands.

Gross Profit
Gross profit increased $14.6 million, or 22.4%, to $79.8 million for the third quarter of 2014, compared to $65.2 million for the third quarter of 2013, reflecting the increase in net sales volume and higher gross profit rate. As a percentage of net sales, our gross profit was 32.9% for the third quarter of 2014, compared to 31.8% for the third quarter of 2013.  The increase in our gross profit rate was driven by margin improvement from several of our wholesale brands as well as lower royalty expense due to the acquisition of the Franco Sarto trademarks in the first quarter of 2014, partially offset by the reduced gross profit impact from lower sales of our wholesale brands through our retail divisions in the third quarter of 2014.

Gross profit increased $26.2 million, or 14.7%, to $205.1 million for the nine months ended November 1, 2014, compared to $178.9 million for the nine months ended November 2, 2013, reflecting the increase in net sales volume and gross profit. As a percentage of net sales, our gross profit increased to 32.6% for the nine months ended November 1, 2014, from 31.5% for the nine months ended November 2, 2013.  The increase in our gross profit rate was driven by the same factors described above for the quarter.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.6 million, or 7.4%, to $52.0 million for the third quarter of 2014, compared to $48.4 million for the third quarter of 2013, driven by higher marketing expenses and an increase in anticipated payments under our cash and stock-based incentive plans. As a percentage of net sales, selling and administrative expenses decreased to 21.4% for the third quarter of 2014, compared to 23.6% for the third quarter of 2013, reflecting better leveraging of our expense base over higher net sales.

Selling and administrative expenses decreased $0.7 million, or 0.4%, to $144.2 million for the nine months ended November 1, 2014, compared to $144.9 million for the nine months ended November 2, 2013. The decrease was driven in part by lower warehouse expenses, partially offset by higher marketing expenses and an increase in anticipated payments under our cash and stock-based incentive plans. As a percentage of net sales, selling and administrative expenses decreased to 22.9% for the nine months ended November 1, 2014, compared to 25.5% for the nine months ended November 2, 2013,  reflecting better leveraging of our expense base over higher net sales.

Restructuring and Other Special Charges, Net
During the nine months ended November 2, 2013, we incurred $1.2 million of restructuring and other special charges. Our portfolio realignment efforts included the exit of certain brands, the sale and closure of sourcing and supply chain assets, and other changes to our infrastructure, as further discussed in Note 5 to the condensed consolidated financial statements. There were no corresponding charges during the nine months ended November 1, 2014.

Impairment of Assets Held for Sale
During the nine months ended November 2, 2013, we recorded an impairment charge of $4.7 million to adjust certain sourcing and supply chain assets held for sale to their estimated fair value, as further discussed in Note 5 to the condensed consolidated financial statements.  There was no corresponding charge during the nine months ended November 1, 2014.

Operating Earnings
Operating earnings increased $11.0 million, or 65.9%, to $27.8 million for the third quarter of 2014, compared to $16.8 million for the third quarter of 2013. The increase was primarily driven by higher net sales and gross profit rate, partially offset by an increase in selling and administrative expenses. As a percentage of net sales, operating earnings increased to 11.5% for the third quarter of 2014, compared to 8.2% in the third quarter of 2013.

Operating earnings increased $32.8 million, or 116.7%, to $60.9 million for the nine months ended November 1, 2014, compared to $28.1 million for the nine months ended November 2, 2013. The increase was primarily driven by higher net sales and gross profit rate and no expenses for impairment of assets held for sale or restructuring and other special charges. As a percentage of net sales, operating earnings increased to 9.7% for the nine months ended November 1, 2014, compared to 5.0% for the nine months ended November 2, 2013.

SPECIALTY RETAIL
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$51.3	100.0%	$57.9	100.0%	$144.1	100.0%	$165.7	100.0%
Cost of goods sold	29.2	57.0%	32.1	55.5%	84.8	58.8%	94.7	57.1%
Gross profit	22.1	43.0%	25.8	44.5%	59.3	41.2%	71.0	42.9%
Selling and administrative expenses	22.5	43.7%	25.6	44.1%	66.1	45.9%	73.9	44.7%
Operating (loss) earnings	$(0.4)	(0.7)%	$0.2	0.4%	$(6.8)	(4.7)%	$(2.9)	(1.8)%

Key Metrics
Same-store sales % change	(6.9)%		0.6%		(3.5)%		1.7%
Same-store sales $ change	$(2.5)		$0.2		$(3.5)		$1.8
Sales change from new and closed stores, net	$(2.8)		$(1.3)		$(9.5)		$(3.7)
Impact of changes in Canadian exchange rate on sales	$(1.0)		$(0.9)		$(2.7)		$(1.4)
Sales change of e-commerce subsidiary	$(0.3)		$(2.9)		$(5.9)		$(3.9)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$100		$109		$289		$302
Sales per square foot, excluding e-commerce (trailing twelve months)	$384		$400		$384		$400
Square footage (thousand sq. ft.)	304		325		304		325

Stores opened	3		4		7		10
Stores closed	1		34		14		47
Ending stores	172		185		172		185

Net Sales
Net sales decreased $6.6 million, or 11.4%, to $51.3 million for the third quarter of 2014, compared to $57.9 million for the third quarter of 2013. The decrease in net sales reflects a lower store count due in part to the transfer of our China retail operations to C. banner International Holdings Limited, as further discussed in Note 14 to the condensed consolidated financial statements, a 6.9% decrease in same-store sales, a lower Canadian dollar exchange rate, and a decrease in net sales at our e-commerce subsidiary. We opened three new retail stores and closed one store during the third quarter of 2014, resulting in a total of 172 stores and total square footage of 0.3 million at the end of the third quarter of 2014, compared to 185 stores (including two Naturalizer stores in China) and total square footage of 0.3 million at the end of the third quarter of 2013.  During 2013, all Naturalizer stores in China were either closed or transferred to our joint venture partner.  Sales per square foot, excluding e-commerce, decreased 8.5% to $100 for the third quarter of 2014, compared to $109 for the third quarter of 2013.

Net sales decreased $21.6 million, or 13.0%, to $144.1 million for the nine months ended November 1, 2014, compared to $165.7 million for the nine months ended November 2, 2013. The decrease in net sales reflects a lower store count due in part to the transfer of our China retail operations to C. banner International Holdings Limited as further discussed in Note 14 to the condensed consolidated financial statements, a $5.9 million decrease in net sales at our e-commerce subsidiary, a decrease in same-store sales of 3.5%, and a lower Canadian dollar exchange rate. Sales per square foot, excluding e-commerce, decreased 4.4% to $289 for the nine months ended November 1, 2014, compared to $302 for the nine months ended November 2, 2013.   On a trailing twelve-month basis, sales per square foot, excluding e-commerce, decreased 4.2% to $384 for the twelve months ended November 1, 2014 compared to $400 for the twelve months ended November 2, 2013.

Gross Profit
Gross profit decreased $3.7 million, or 14.4%, to $22.1 million for the third quarter of 2014, compared to $25.8 million for the third quarter of 2013, driven by the decrease in net sales and a lower gross profit rate. As a percentage of net sales, our gross profit decreased to 43.0% for the third quarter of 2014 from 44.5% for the third quarter of 2013. The decrease in our gross profit rate was primarily driven by an unfavorable sales mix of lower margin product.

Gross profit decreased $11.7 million, or 16.4%, to $59.3 million for the nine months ended November 1, 2014, compared to $71.0 million for the nine months ended November 2, 2013, driven by the decrease in net sales and a lower gross profit rate. As a percentage of net sales, our gross profit decreased to 41.2% for the nine months ended November 1, 2014 from 42.9% for the nine months ended November 2, 2013, reflecting an unfavorable sales mix of lower margin product and higher inventory markdowns to clear inventory.

Selling and Administrative Expenses
Selling and administrative expenses decreased $3.1 million, or 12.3%, to $22.5 million for the third quarter of 2014, compared to $25.6 million for the third quarter of 2013,  reflecting lower facility and employee expenses as a result of our lower store count as well as a lower Canadian dollar exchange rate. As a percentage of net sales, selling and administrative expenses decreased to 43.7% for the third quarter of 2014 from 44.1% for the third quarter of 2013.

Selling and administrative expenses decreased $7.8 million, or 10.5%, to $66.1 million for the nine months ended November 1, 2014, compared to $73.9 million for the nine months ended November 2, 2013,  reflecting the same factors described above. As a percentage of net sales, selling and administrative expenses increased to 45.9% for the nine months ended November 1, 2014 from 44.7% for the nine months ended November 2, 2013, reflecting the de-leveraging of the expense base over lower net sales.

Operating (Loss) Earnings
Specialty Retail reported an operating loss of $0.4 million for the third quarter of 2014, compared to operating income of $0.2 million for the third quarter of 2013, driven by lower net sales and gross profit rate, partially offset by lower selling and administrative expenses, as discussed above.

Specialty Retail reported an operating loss of $6.8 million for the nine months ended November 1, 2014, compared to an operating loss of $2.9 million for the nine months ended November 2, 2013.  The increase in our operating loss was driven by lower net sales and gross profit rate, partially offset by lower selling and administrative expenses, as discussed above.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $11.8 million were incurred for the third quarter of 2014 compared to costs of $9.4 million for the third quarter of 2013.  The $2.4 million increase was driven in part by higher anticipated payments under our cash and stock-based incentive plans and an increase in professional service fees. Unallocated corporate administrative expenses and other costs and recoveries were $32.8 million for the nine months ended November 1, 2014, compared to $31.8 million for the nine months ended November 2, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

	November 1,	November 2,	February 1,
($ millions)	2014	2013	2014
Borrowings under revolving credit agreement	$14.0	$—	$7.0
Long-term debt – Senior Notes	199.2	199.0	199.0
Total debt	$213.2	$199.0	$206.0

Total debt obligations increased $14.2 million to $213.2 million at November 1, 2014, compared to $199.0 million at November 2, 2013, and increased $7.2 million from $206.0 million at February 1, 2014 due to higher borrowings under our revolving credit agreement.  As a result of lower average borrowings under our revolving credit agreement, interest expense for the nine months ended November 1, 2014 decreased $0.5 million to $15.6 million, compared to $16.1 million for the nine months ended November 2, 2013.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event. In addition, if the excess availability falls below the greater of (i) 12.5% of the lesser of (x) the borrowing base or (y) the total commitments and (ii) $35.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, we would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of November 1, 2014 in all material respects.

At November 1, 2014, we had $14.0 million of borrowings outstanding and $6.4 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $509.6 million at November 1, 2014.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions, and sales of assets. As of November 1, 2014, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes in all material respects.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
	November 1,	November 2,	Increase/
($ millions)	2014	2013	(Decrease)
Net cash provided by operating activities	$68.5	$62.0	$6.5
Net cash (used for) provided by investing activities	(112.4)	27.7	(140.1)
Net cash provided by (used for) financing activities	0.5	(113.9)	114.4
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.6)	1.5
Decrease in cash and cash equivalents	$(43.5)	$(25.8)	$(17.7)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $6.5 million higher in the nine months ended November 1, 2014 as compared to the nine months ended November 2, 2013, reflecting the following factors:

•	Higher net earnings; and

•	A smaller increase in inventories in the nine months ended November 1, 2014 compared to the comparable period in 2013; partially offset by

•	A larger decrease in trade accounts payable in the nine months ended November 1, 2014 compared to the comparable period in 2013 due to the timing of payments; and

•	A smaller increase in accrued expenses and other liabilities in the nine months ended November 1, 2014 compared to the comparable period in 2013 primarily due to the timing of payments.

Cash used for investing activities was $140.1 million higher in the nine months ended November 1, 2014, as compared to the comparable period in 2013 due primarily to the $65.1 million acquisition of the Franco Sarto trademarks in the first quarter of 2014, the $7.0 million minority investment in Jack Erwin, Inc. in August 2014, and the $69.3 million of net proceeds from the sale of subsidiaries in the nine months ended November 2, 2013. For fiscal 2014, we expect purchases of property and equipment and capitalized software of approximately $56 million to $59 million.

Cash provided by financing activities was $114.4 million higher for the nine months ended November 1, 2014 as compared to the comparable period in 2013 primarily due to $7.0 million of net borrowings under our Credit Agreement during the nine months ended November 1, 2014 compared to $105.0 million of net repayments during the nine months ended November 2, 2013.

A summary of key financial data and ratios at the dates indicated is as follows:

	November 1, 2014	November 2, 2013	February 1, 2014
Working capital ($ millions) (1)	$393.8	$397.9	$405.7

Current ratio (2)	2.01:1	2.12:1	2.05:1

Debt-to-capital ratio (3)	28.3%	30.6%	30.1%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at November 1, 2014 was $393.8 million, which was $11.9 million lower than at February 1, 2014 and $4.1 million lower than at November 2, 2013. Our current ratio decreased to 2.01 to 1 as of November 1, 2014, compared to 2.05 to 1 at February 1, 2014, and 2.12 to 1 at November 2, 2013. The decreases in working capital and the current ratio from February 1, 2014 to November 1, 2014 reflect higher accrued expenses, a decrease in prepaid expenses and other current assets, and higher borrowings under our revolving credit agreement, partially offset by an increase in accounts receivable and higher inventory levels. Our debt-to-capital ratio was 28.3% as of November 1, 2014, compared to 30.1% as of February 1, 2014 and 30.6% as of November 2, 2013. The decrease in our debt-to-capital ratio from February 1, 2014 and November 2, 2013 is due to the impact of our net earnings, partially offset by higher borrowings under our revolving credit agreement.

At November 1, 2014, we had $39.1 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, Brown Shoe Company, Inc. utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

As further discussed in Note 7 to the condensed consolidated financial statements, on February 3, 2014, we purchased the Franco Sarto trademarks for $65.0 million. In addition, on August 29, 2014, we invested $7.0 million in Jack Erwin, Inc., a men’s shoe line offering a limited assortment of high-quality, handmade, men’s footwear directly to consumers.

We declared and paid dividends of $0.07 per share in both the third quarter of 2014 and the third quarter of 2013. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions, and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) rapidly changing fashion trends and purchasing patterns; (iii) intense competition within the footwear industry; (iv) the ability to accurately forecast sales and manage inventory levels; (v) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (vi) cybersecurity threats or other major disruption to the Company’s information technology systems; (vii) customer concentration and increased consolidation in the retail industry; (viii) a disruption in the Company’s distribution centers; (ix) foreign currency fluctuations; (x) additional duties, quotas, tariffs or other trade restrictions; (xi) compliance with applicable laws and standards with respect to labor, trade and product safety issues;  (xii) the ability to recruit and retain senior management and other key associates; (xiii) the ability to attract, retain, and maintain good relationships with licensors and protect intellectual property rights; (xiv) the ability to secure/exit leases on favorable terms; and (xv) the ability to maintain relationships with current suppliers. The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 1, 2014, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of November 1, 2014, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended November 1, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2014:

						Maximum Number of Shares that May Yet be Purchased Under the Program (1)
					Total Number Purchased as Part of Publicly Announced Program (1)
	Total Number of Shares Purchased		Average Price Paid per Share

Fiscal Period

August 3, 2014 – August 30, 2014	—		$—		—	2,500,000

August 31, 2014 – October 4, 2014	6,682	(2)	28.46	(2)	—	2,500,000

October 5, 2014 – November 1, 2014	2,475	(2)	26.11	(2)	—	2,500,000

Total	9,157	(2)	$27.82	(2)	—	2,500,000

(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased through the end of the third quarter of 2014; therefore, there were 2.5 million shares authorized to be purchased under the program as of November 1, 2014. Our repurchases of common stock are limited under our debt agreements.

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

BROWN SHOE COMPANY, INC.

Date: December 9, 2014	/s/ Russell C. Hammer
Russell C. Hammer Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer