Form 10-K
period 2015-01-31
BROWN SHOE CO INC
filed 2015-04-01
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of August 1, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,190.5 million.

As of February 27, 2015, 43,722,334 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

INTRODUCTION
This Annual Report on Form 10-K is a document that U.S. public companies file with the Securities and Exchange Commission ("SEC") on an annual basis. Part II of the Form 10-K contains the business information and financial statements that many companies include in the financial sections of their annual reports. The other sections of this Form 10-K include further information about our business that we believe will be of interest to investors. We hope investors will find it useful to have all of this information in a single document.

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2015.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Brown Shoe Company” refers to Brown Shoe Company, Inc. and its subsidiaries.

Information in this Form 10-K is current as of March 31, 2015, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
In this report, and from time to time throughout the year, we share our expectations for the Company’s future performance. These forward-looking statements include statements about our business plans; the potential development, regulatory approval and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any statements we make that are not matters of current reportage or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

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

y

PART I

ITEM 1	BUSINESS
Brown Shoe Company, Inc., founded in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler with annual net sales of $2.6 billion. Current activities include the operation of retail shoe stores and e-commerce websites as well as the design, sourcing and marketing of footwear for women and men. Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and Christmas season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Both our 2014 and 2013 fiscal years had 52 weeks, while our 2012 fiscal year included 53 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons.

During 2014, categories of our consolidated net sales were approximately 64% women’s footwear, 22% men’s footwear, 9% children’s footwear and 5% accessories. This composition has remained relatively constant over the past few years. Approximately 67% of footwear sales in 2014 represented retail sales, including sales through our e-commerce websites, compared to 70% in 2013 and 71% in 2012, while the remaining 33%, 30% and 29% in the respective years represented wholesale sales.

Employees
We had approximately 11,000 full-time and part-time employees as of January 31, 2015. In the United States, there are no employees subject to union contracts. In Canada, we employ approximately 20 warehouse employees under a union contract, which expires in October 2017.

Competition
With many companies operating retail shoe stores and shoe departments, we compete in a highly fragmented market. Competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes and e-commerce businesses. Quality of products and services, store location, trend-right merchandise selection and availability of brands, pricing, advertising and consumer service are all factors that impact retail competition.

In addition, the vast majority of our wholesale customers also sell shoes purchased from competing footwear suppliers. Those competing footwear suppliers own and license brands, many of which are well-known and marketed aggressively. Many retailers, who are our wholesale customers, source directly from factories or through agents. The wholesale footwear business has low barriers to entry, which further intensifies competition. Some competitors have also successfully branded their trademarks as lifestyle brands, resulting in a greater competitive advantage to those companies.

Segments
During the fourth quarter of 2014, we reorganized our operations into two reportable segments, Famous Footwear and Brand Portfolio. The Company’s reportable segments are described in more detail below. Historical financial results have been restated to reflect the segment reorganization. Refer to Note 7 to the consolidated financial statements for additional information regarding our business segments and financial information by geographic area.

FAMOUS FOOTWEAR
Our Famous Footwear segment includes our Famous Footwear stores, as well as Famous.com and Shoes.com. Our Shoes.com subsidiary was sold in December 2014 as further discussed in Note 2 to the consolidated financial statements. Famous Footwear is one of America’s leading family branded footwear retailers with 1,038 stores at the end of 2014 and net sales for the segment of $1.6 billion in 2014. Our target consumers are women who buy brand-name fashionable shoes at a value for themselves and their families.

Famous Footwear stores feature a wide selection of brand-name athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, Bearpaw, Converse, Vans, New Balance, adidas, Asics, Sperry and Sof Sole, as well as company-owned and licensed brands including, among others, LifeStride, Dr. Scholl’s, Fergalicious, Naturalizer and Carlos. Our company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 12% of the Famous Footwear segment's net sales. We work closely with our vendors to provide our consumers with fresh product and, in some cases, product exclusively designed for and available only in our stores. Famous Footwear’s average retail price is approximately $40 for footwear with retail price points typically ranging from $25 for shoes up to $335 for boots.

Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in all 50 states, Guam and Canada. The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2014	2013	2012
Strip centers	696	711	726
Outlet malls	183	172	167
Regional malls	159	161	162
Total	1,038	1,044	1,055

Stores open at the end of 2014 averaged approximately 6,700 square feet compared to 6,800 square feet in 2013. Total square footage at the end of 2014 decreased 1.4% to 7.0 million square feet compared to 7.1 million at the end of 2013. We expect to open approximately 50 new stores and close approximately 50 stores in 2015. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores or the division as a whole. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

Sales per square foot were $215 in 2014, up from $207 in 2013. Same-store sales increased 1.5% during 2014. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores and closed stores are excluded from the calculation. Sales change from new and closed stores, net, reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation. E-commerce sales for those e-commerce websites that function as an extension of a retail chain are included in the same-store sales calculation.

Famous Footwear relies on merchandise allocation systems and processes that use allocation criteria, consumer segmentation and inventory data in an effort to ensure stores are adequately stocked with product and to differentiate the needs of each store based on location, consumer segmentation and other factors. Famous Footwear’s distribution systems allow for merchandise to be delivered to each store weekly, or on a more frequent basis, as needed. Famous Footwear also uses regional third-party pooled distribution sites across the country. Famous Footwear’s in-store point-of-sale systems provide detailed sales transaction data to our corporate office for daily update and analysis in the perpetual inventory and merchandise allocation systems. Certain of these systems also are used for training employees and communication between the stores and the corporate office.

Famous Footwear’s marketing programs include national television, digital marketing and social networking, print, cinema, in-store advertisements and radio, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with consumers. We believe the success of our campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns. In 2014, we spent approximately $54.5 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers. Famous Footwear has a robust loyalty program (“Rewards”), which informs and rewards frequent consumers with product previews, earned incentives based upon purchase continuity, and other periodic promotional offers. In 2014, approximately 73% of our Famous Footwear net sales were generated by our Rewards members. During the year, we expanded our efforts to connect with and engage our consumers to build a strong brand preference for Famous Footwear through our loyalty program. In 2014, we grew our mobile application and had more than 710,000 members enrolled by the end of the year. In 2015, we will continue to seek new and expand existing channels for consumers to connect with Famous Footwear to drive our fans from the digital world into profitable and loyal consumers in our omni-channel selling environments.

As part of our omni-channel approach to reach consumers, we also operate Famous.com. Famous.com offers an expanded product assortment beyond what is sold in Famous Footwear stores with a variety of delivery options.

Until December 2014, we owned and operated Shoes.com, Inc., a pure-play Internet retailing company. Shoes.com offered a diverse selection of footwear and accessories for women, men and children, including footwear purchased from third-party suppliers and Brown Shoe Company. As further discussed in Note 2 to the consolidated financial statements, we sold Shoes.com in December 2014 and recognized a gain on sale of $4.7 million.

BRAND PORTFOLIO
Our Brand Portfolio segment offers retailers and consumers a portfolio of leading brands from our healthy living and contemporary fashion platforms by designing, sourcing and marketing branded footwear for women and men at a variety of price points. Certain of our branded footwear products are sold under brand names that are owned by the Company, and others are developed pursuant to licensing agreements.

Our Brand Portfolio segment sells footwear on a wholesale basis to retailers. The segment also sells footwear through our branded retail stores and e-commerce businesses.

Portfolio of Brands
The following is a listing of our principal brands and licensed products:

Healthy Living
Naturalizer:  Introduced in 1927, Naturalizer has become a global family of comfort lifestyle footwear brands meeting the needs of women across the marketplace with uncompromising comfort, fit and style. Our flagship Naturalizer brand is sold throughout the United States and Canada, primarily at Naturalizer retail stores, national chains, department stores, online retailers, catalog retailers and independent retailers. Naturalizer retail stores offer a selection of women’s footwear styles, including casual, dress, sandals and boots, primarily under the Naturalizer brand. At the end of 2014, we operated 80 Naturalizer stores in the United States (including a store in Guam) and 89 Naturalizer stores in Canada. Of the 169 Naturalizer stores, approximately 51% are concept stores located in regional malls, with a few stores having street locations, and average approximately 1,200 square feet in size. The other 49% of stores are located in outlet malls and average approximately 2,300 square feet in size. Total square footage at the end of 2014 was 297,000 compared to 308,000 in 2013. In 2014, we closed 11 stores in the United States and Canada, primarily in outlet malls, and we opened six stores, primarily in outlet malls. We expect to open one store and close 10 stores in 2015.

Naturalizer footwear is also distributed through approximately 40 retail and wholesale partners in 60 countries around the world. On an international basis, the brand is primarily distributed through branded concept stores and shop-in-shops. Naturalizer footwear is also distributed in China through stores operated by our joint venture partner, C. banner International Holdings Limited (“CBI”). CBI operated 107 stores at the end of 2014 and expects to add approximately 20 stores in 2015. Through our majority-owned subsidiary, B&H Footwear Company Limited (“B&H Footwear”), we sell footwear to CBI on a wholesale basis, as further discussed in Note 16 to the consolidated financial statements. Suggested retail price points range from $79 for shoes to $209 for boots.

Dr. Scholl’s:  Dr. Scholl’s is an authentic brand of innovative footwear designed with an uncomplicated, playful style for a healthier life. Dr. Scholl’s delivers proprietary comfort technology across all distribution tiers. Dr. Scholl’s crafts unique styles that offer men and women the freedom to live active lives. This footwear reaches consumers at a wide range of distribution channels: mass merchandisers, national chains, online and catalogs, specialty and independent retailers, department stores and our Famous Footwear retail stores. Suggested price points range from $25 to $200.  We have a long-term license agreement with MSD Consumer Care, Inc. to sell Dr. Scholl’s, which is renewable through December 2026 for the United States and Canada and December 2017 for Latin America. During 2014, we closed our remaining four Dr. Scholl's stores to focus on wholesale distribution and e-commerce sales for this brand.

LifeStride:  For more than 70 years, LifeStride has created quality footwear for women who value style and comfort. Offering work-to-weekend styles, LifeStride is both versatile and comfortable for all-day wear.  LifeStride offers comfortable footwear that dresses up or down at the right value.  The brand is sold in department stores, national chains, online and in our Famous Footwear retail stores. Suggested retail price points range from $50 to $100.

Ryka: For over 25 years, Ryka has been innovating athletic footwear exclusively for women by providing women with more than just a downsized version of a men’s athletic shoe. The brand’s commitment goes beyond footwear design to include apparel and fitness products. The brand is distributed through department stores, national chains, online retailers and our Famous Footwear retail stores at suggested retail price points from $50 to $85.

Contemporary Fashion
Sam Edelman: Since its inception in 2004, designer Sam Edelman’s brand has quickly emerged as a favorite among celebrities and fashionistas around the globe. Sam Edelman captures the imagination of women with on-trend styling and unique materials. In 2012, the brand opened its flagship store in New York City, and in 2014, the brand expanded its retail presence to include a store in Beverly Hills. Additional stores are expected to open in 2015. Sam Edelman footwear is sold primarily through department stores, independent retailers, and online at suggested retail price points starting at $65 for sandals, $90 for flats, $100 for heels, and $200 for boots. In addition, we have license agreements to sell apparel and accessories under the Sam Edelman brand.

Franco Sarto:  The Franco Sarto brand has a loyal, career-focused consumer who is passionate about the brand’s modern Italian-inspired style, fit, and quality. The brand is sold in major national chains, department stores and independent retailers at suggested retail price points from $79 for shoes to $225 for boots. We had a license agreement to sell Franco Sarto footwear, which was to expire in 2019. In February 2014, we purchased the Franco Sarto trademarks for $65.0 million, terminating this license agreement, as further discussed in Note 9 to the consolidated financial statements.

Via Spiga:  Via Spiga is named after the main street in one of the most famed shopping districts in Milan, Italy. For over 25 years, Via Spiga has maintained its rich Italian heritage through its use of luxurious materials and beautiful detailing, providing chic, sophisticated footwear for the cosmopolitan woman who wants to make a fashion statement every day. The brand is primarily sold in premier department stores, upscale boutiques and online. This brand sells at suggested retail price points from $155 for shoes to $425 for boots.

Fergie and Fergalicious by Fergie: We have created two namesake footwear lines in collaboration with entertainment superstar Fergie (Fergie Duhamel, formerly Stacy Ferguson) to fully capture the artist’s confident, individual style in a line of sophisticated, sexy footwear with a glam rock influence. The Fergie brand is currently being sold at department stores, boutiques, independent retailers and online at suggested retail price points of $69 for shoes to $225 for boots. Fergalicious by Fergie is available at Famous Footwear and other national chains at suggested retail price points of $40 for shoes to $100 for boots. We have a license agreement with Krystal Ball Productions to sell Fergie/Fergalicious footwear that expires in December 2016.

Carlos by Carlos Santana: The Carlos by Carlos Santana collection of women’s footwear is sold at major department stores, national chains, our Famous Footwear stores and online. Marketed under a license agreement with legendary musician Carlos Santana, this brand targets trend-conscious consumers with hot, fashionable shoes inspired by the passion and energy of Santana’s music. Suggested retail price points range from $89 for shoes to $225 for boots. We have a license from Santana Tesoro, LLC to sell Carlos by Carlos Santana footwear that expires in December 2017 with extension options through December 2020.

Vince: The Vince shoe collection launched in the fall of 2012 at premier department stores and upscale boutiques. Vince delivers contemporary casual footwear that a sophisticated, modern woman wears effortlessly, serving as a functional luxury basic for all of her lifestyle needs. Suggested price points range from $150 for shoes to $595 for boots. We have a license agreement with Vince, LLC to sell Vince footwear that expires in December 2015, with an extension option through 2020. To expand the Vince shoe collection beyond women’s footwear, Vince men’s footwear was launched to consumers in 2014 and will be expanding into new categories in 2015.

Wholesale
Our footwear is distributed to over 2,500 retailers, including national chains, department stores, mass merchandisers, independent retailers, online retailers and catalogs throughout the United States and Canada, as well as approximately 60 other countries (including sales to our retail operations). The most significant wholesale customers include Famous Footwear and many of the nation’s largest retailers including national chains such as TJX Corporation (including TJ Maxx and Marshalls), DSW, Nordstrom Rack and Ross; department stores such as Nordstrom, Macy’s, Bloomingdales and Belk; mass merchandisers such as Walmart and Target; independent retailers such as QVC and Home Shopping Network; and online retailers, such as Amazon and Zappos.com. We also sell product to a variety of international retail customers and distributors. The loss of any one or more of our significant customers could have a material negative impact on our Brand Portfolio segment and the Company.

Our Brand Portfolio segment sold approximately 47 million pairs of shoes on a wholesale basis during 2014. We sell footwear to wholesale customers on both a landed and a first-cost basis. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. Landed sales generally carry a higher profit rate than first-cost sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership. To allow for the prompt shipment on reorders, we carry inventories of certain styles. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Many of these customers then import this product into the United States.

Products sold under license agreements accounted for Brand Portfolio’s net sales of approximately 26% in 2014, 38% in 2013 and 45% in 2012. Brown Shoe Company also receives royalty revenues for licensing owned brands, including certain brands listed above, to third parties.

Retail
Our Brand Portfolio segment also includes retail stores for certain of the brands, including Naturalizer, Sam Edelman and Dr. Scholl’s. The number of our Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2014	2013	2012
Naturalizer	169	174	216
Sam Edelman	2	1	2
Dr. Scholl’s	—	4	4
Total	171	179	222

During 2015, we expect to open one Naturalizer store and close 11 stores. We also plan to open six Sam Edelman stores, as we expand our retail presence for this brand. Our remaining four Dr. Scholl’s stores were closed in 2014, as we shifted our brand focus toward wholesale distribution and e-commerce sales.

In connection with our omni-channel approach to reach consumers, we also operate Naturalizer.com, Naturalizer.ca, SamEdelman.com, and DrSchollsShoes.com, which offer substantially the same product selection to consumers as is sold in their respective retail stores. Additional websites such as Ryka.com, LifeStride.com, ViaSpiga.com, Vince.com, CarlosShoes.com and FergieShoes.com serve as additional brand-building channels for us.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

Marketing
We continue to build on the recognition of our portfolio of brands to create differentiation and consumer loyalty. Marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail partners. In 2014, we spent approximately $22.3 million in advertising and marketing support for our Brand Portfolio segment, including print, consumer media advertising, production, tradeshows, digital marketing and social media, public relations and in-store displays and fixtures. The marketing teams are also responsible for driving the development of branding and content for our brand websites. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers. In 2014, the marketing teams were instrumental in the development and execution of new product launches, including branding, positioning and marketing to both the consumer and trade audiences.

Sourcing and Product Development Operations
Our sourcing and product development operations source and develop footwear for our Brand Portfolio segment and also a portion of the footwear sold by our Famous Footwear segment. We have sourcing and product development offices in China, Hong Kong, Vietnam, Italy, Macau, Ethiopia, St. Louis and New York.

Sourcing Operations
In 2014, the sourcing operations sourced approximately 48 million pairs of shoes through a global network of third-party independent footwear manufacturers. The majority of our footwear sourced is provided by approximately 35 manufacturers operating approximately 56 manufacturing facilities. In certain countries, we use agents to facilitate and manage the development, production and shipment of product. We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships. While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents. Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style. We have leading lab testing facilities in our Dongguan and Putian, China offices, and we also perform random quality control checks during production and before any footwear leaves the manufacturing facilities.

In 2014, approximately 85% of the footwear we sourced was from manufacturing facilities in China. The following table provides an overview of our foreign sourcing in 2014:

Country	Millions of Pairs
China	40.3
Vietnam	4.8
Other	2.4
Total	47.5

Product Development Operations
In our Dongguan, China office, we operate a sample-making facility that allows us to have greater control over our product development in terms of accuracy, execution and time to market. We maintain design teams for our brands in St. Louis, New York and China as well as other select fashion locations, including Italy. These teams, which include independent designers, are responsible for the creation and development of new product styles. Our designers monitor trends in apparel and footwear fashion and work closely with retailers to identify consumer footwear preferences. Our design teams create collections of footwear and work closely with our product development and sourcing offices to convert our designs into new footwear styles.

Our long range plans include further expansion into new markets outside of China, developing more progressive processes to improve factory capacity and material planning, and continuing to understand ways to drive excellence in product value and execution in a rapidly changing manufacturing landscape.

Backlog
At January 31, 2015, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $284.6 million compared to $273.9 million on February 1, 2014. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders and capacity shifts in China. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

AVAILABLE INFORMATION
Our Internet address is www.brownshoe.com. Our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, through our Internet website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. You may access these SEC filings via the hyperlink to a third-party SEC filings website that we provide on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2015 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	59	Chief Executive Officer, President and Chairman of the Board of Directors
Richard M. Ausick	61	Division President – Retail
Daniel R. Friedman	54	Division President – Global Supply Chain
Kenneth H. Hannah	46	Senior Vice President and Chief Financial Officer
Daniel L. Karpel	44	Senior Vice President and Chief Accounting Officer
Douglas W. Koch	63	Senior Vice President and Chief Talent and Strategy Officer
John R. Mazurk	61	Division President – Healthy Living Brands
Michael I. Oberlander	46	Senior Vice President, General Counsel and Corporate Secretary
John W. Schmidt	54	Division President – Contemporary Fashion Brands
Mark A. Schmitt	51	Senior Vice President, Chief Information Officer, Logistics and Customer Care

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

Kenneth H. Hannah, Senior Vice President and Chief Financial Officer since February 2015. Executive Vice President and Chief Financial Officer of JC Penney Company, Inc. from May 2012 to March 2014.  Executive Vice President and President–Solar Energy of MEMC Electronic Materials, Inc. and had previously served as Executive Vice President and President–Solar Materials from 2009 to 2012. Senior Vice President and Chief Financial Officer of MEMC Electronic Materials, Inc. from 2006 to 2009.

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
Consumer demand for our products may be adversely impacted by economic conditions and other factors.
Worldwide economic conditions continue to be uncertain. Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including fiscal policy, changing tax and regulatory environment, interest rates, inflation, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions, and the economic consequences of military action or terrorist activities. Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. Negative trends in economic conditions also drive up the cost of our products, which may require us to increase our product prices. These increases in our product costs, and possibly prices, may not be offset by comparable increases in consumer disposable income. As a result, our customers may choose to purchase fewer of our products or purchase the lower-priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.
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

Competition is intense in the footwear industry. Certain of our competitors are larger and have greater financial, marketing and technological resources than we do; others are able to offer footwear on a lateral basis alongside their apparel products; and others have successfully branded their trademarks as lifestyle brands, resulting in greater competitive advantages. Low barriers to entry into this industry further intensify competition by allowing new companies to easily enter the markets in which we compete. Some of our suppliers further compound these competitive pressures by allowing consumers to purchase their products directly through supplier-maintained Internet sites and retail stores. In addition, retailers aggressively compete on the basis of price, which puts competitive pressure on us to keep our wholesale prices low.

We believe that our ability to compete successfully in the footwear industry depends on a number of factors, including style, price, performance, quality, location and service, as well as the strength of our brand names. We remain competitive by increasing awareness of our brands, improving the efficiency of our supply chain and enhancing the style, comfort, fashion and perceived value of our products. However, our competitors may implement more effective marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners and manufacturers, or respond more quickly to changes in consumer preferences than us. As a result, we may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced gross margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand the development and marketing of our products, which could adversely impact our financial results.

We rely on foreign sources of production, which subjects our business to risks associated with international trade.
We rely on foreign sourcing for our footwear products through third-party manufacturing facilities primarily located in China. As is common in the industry, we do not have any long-term contracts with our third-party foreign manufacturers. Foreign sourcing is subject to numerous risks, including trade relations, work stoppages, disease outbreaks, transportation delays (including delays at foreign and domestic ports) and costs (including customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions), political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict and changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act and climate change legislation). At the same time, potential changes in Chinese manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

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
We routinely possess sensitive consumer and associate information. We also provide certain customer and employee data to third parties for analysis, benefit distribution or compliance purposes. While we believe we have taken reasonable and appropriate steps to protect that information, hackers and data thieves operate sophisticated, large scale attacks that could breach our information systems, despite ongoing security measures. In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data. Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

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
Our wholesale customers include national chains, department stores, mass merchandisers, independent retailers, e-commerce retailers and catalogs. Several of our customers operate multiple department store divisions. Furthermore, we often sell multiple types of branded, licensed and private-label footwear to these same customers. While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by a significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

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
We currently use several distribution centers, which are leased or third-party managed. These distribution centers serve as the source of replenishment of inventory for our footwear stores operated by our Famous Footwear and Brand Portfolio segments and serve the wholesale operations of our Brand Portfolio segment. We may be unable to successfully manage, negotiate or renew our third-party distribution center agreements, or we may experience complications with respect to our distribution centers, such as substantial damage to, or destruction of, such facilities due to natural disasters or ineffective information technology systems. In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis.

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
The success of the retail business within our Famous Footwear and Brand Portfolio segments depends, in part, on our ability to secure affordable, long-term leases in desirable locations for our leased retail footwear stores and to secure renewals of such leases. No assurance can be given that we will be able to successfully negotiate lease renewals for existing stores or obtain acceptable terms for new stores in desirable locations. In addition, opening new Famous Footwear stores in our existing markets may result in reduced net sales in existing stores as our stores become more concentrated in the markets we serve. As a result, the number of consumers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced.

Our reputation and competitive position are dependent on our ability to license well-recognized brands, license our own brands under successful licensing arrangements and protect our intellectual property rights.

Licenses - Company as Licensee
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

Licenses - Company as Licensor
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
Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms. While we believe our relationships with our current suppliers are good, the loss of any of our major suppliers or product developed exclusively for our Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions may adversely impact our suppliers. If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

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

•
Our earnings are also sensitive to a number of factors that are beyond our control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, consumer sentiment and currency exchange rate fluctuations.

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

Changes in tax laws, policies and treaties could result in higher taxes, lower profitability, and increased volatility in our financial results.
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
Periodically, we pursue acquisitions of other companies or businesses and divestitures of businesses. In either case, we may not achieve our strategic and operating goals through such activity. For example, although we review the records of acquisition candidates, the review may not reveal all existing or potential problems. As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated liabilities. In addition, the acquired business may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire or launch such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively. Integration of new businesses may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities. In addition, divesting a business may impede progress toward strategic and operating goals. In connection with a divestiture, we may not successfully divest a business without substantial interruption, expense, delay or other operational or financial problems, which may adversely affect our financial condition and results of operations.

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
Our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on December 18, 2019, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $600.0 million in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement provides for up to an additional $150.0 million of optional availability pursuant to a provision commonly referred to as an “accordion feature.” If one or more of the financial institutions participating in the senior secured revolving credit facility were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution might not be available to us.

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

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada and Guam and involve the operation of 1,209 shoe stores, including 95 in Canada. All store locations are leased, with approximately 54% of them having renewal options. Famous Footwear operates a leased 800,000 square-foot distribution center, including mezzanine levels, in Lebanon, Tennessee, and a leased 380,000 square-foot distribution center, including a mezzanine level, in Bakersfield, California. We also operate an owned 150,000 square-foot distribution facility in Perth, Ontario.

Through our Brand Portfolio segment, we lease office space in New York, New York, where we maintain showrooms for our wholesale brands, as well as Bentonville, Arkansas; Doral, Florida and Dallas, Texas. Our primary Canadian operations are conducted from an owned building in Perth, Ontario and from leased office space in Laval, Quebec. We lease office space in China, Hong Kong, Macau, and Italy and a sample-making facility in Dongguan, China. The footwear sold through our domestic wholesale business is processed through a third-party facility in either Chino, California or Clifton, New Jersey.

We also own an office building in Perth, Ontario, which is leased to a third party; a building in Denver, Colorado, which is leased to a third party; and undeveloped land in Colorado and New York. See Item 3, Legal Proceedings, for further discussion of certain of these properties.

ITEM 3	LEGAL PROCEEDINGS
We are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial position.

Our prior operations included numerous manufacturing and other facilities for which we may have responsibility under various environmental laws to address conditions that may be identified in the future. We are involved in environmental remediation and ongoing compliance activities at several sites and have been notified that we are or may be a potentially responsible party at several other sites. We are remediating, under the oversight of Colorado authorities, contamination at and beneath our owned facility in Colorado (also known as the “Redfield” site) and groundwater and indoor air in residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the site and surrounding facilities.

During 2014, we signed a settlement agreement to resolve a putative class action lawsuit involving wage and hour claims in California for an amount not to exceed $1.5 million. If approved by the court, under the settlement we will pay a minimum of $1.0 million in attorneys' fees, costs of administering the settlement and settlement payments to class members who submit claims. The ultimate amount paid to resolve the case may exceed that amount depending on the number of valid claims submitted. In the event that the settlement is not consummated, the parties will continue to litigate whether the action should proceed as a class action with a hearing scheduled for the second quarter of 2015. The reserve for this matter as of January 31, 2015 is $1.5 million.

Refer to Note 17 to the consolidated financial statements for additional information related to the Redfield matter and other legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “BWS.” As of January 31, 2015, we had approximately 3,840 shareholders of record. The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share for each fiscal quarter during 2014 and 2013.

	2014			2013
			Dividend			Dividend
	Low	High	Paid	Low	High	Paid
1st Quarter	$22.30	$28.73	$0.07	$15.24	$18.48	$0.07
2nd Quarter	23.14	29.65	0.07	16.62	24.78	0.07
3rd Quarter	25.30	32.31	0.07	21.26	24.25	0.07
4th Quarter	26.39	33.67	0.07	22.23	28.70	0.07

Restrictions on the Payment of Dividends
Our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) and the indenture governing our 7.125% senior notes due in 2019 (the “2019 Senior Notes”) limit the amount of dividends that can be declared and paid. However, we do not believe this limitation materially restricts the Board of Directors’ ability to declare or our ability to pay regular quarterly dividends to our common stockholders.
In addition to this limitation, the declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial condition, future prospects and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities
The following table represents issuer purchases of equity securities.

				Total Number of	Maximum Number
	Total Number			Shared Purchased	of Shares that May
	of Shares		Average Price	as Part of Publicly	Yet Be Purchased
Fiscal Period	Purchased		Paid per Share	Announced Program	Under the Program (1)
November 2, 2014 - November 29, 2014	—	(2)	$—	—	2,500,000
November 30, 2014 - January 3, 2015	—	(2)	—	—	2,500,000
January 4, 2015 - January 31, 2015	—	(2)	—	—	2,500,000
Total	—	(2)	$—	—	2,500,000

(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, no shares were repurchased during 2014; therefore, there were 2.5 million shares authorized to be purchased under the program as of January 31, 2015. Repurchases of common stock are limited under our debt agreements.

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

Stock Performance Graph
The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P© SmallCap 600 Stock Index and (ii) a peer group of companies believed to be engaged in similar businesses. Our peer group consists of DSW, Inc., Genesco, Inc., Shoe Carnival, Inc., Skechers U.S.A., Inc., Steven Madden, Ltd. and Wolverine World Wide, Inc.

Our fiscal year ends on the Saturday nearest to each January 31. Accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at January 31, 2010. The graph also assumes that all dividends were reinvested and that investments were held through January 31, 2015. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

*$100 invested on 1/30/10 in stock or index, including reinvestment of dividends. Index calculated on month-end basis.

	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015
Brown Shoe Company, Inc.	$100.00	$105.99	$83.34	$150.66	$210.65	$255.05
Peer Group	100.00	119.45	158.48	194.46	230.96	262.62
S&P(C) SmallCap 600 Stock Index	100.00	130.06	141.60	164.30	208.71	221.56

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report.

	2014	2013	2012	2011	2010
($ thousands, except per share amounts)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Operations:
Net sales	$2,571,709	$2,513,113	$2,477,796	$2,434,766	$2,457,673
Cost of goods sold	1,531,609	1,498,825	1,489,221	1,470,270	1,462,386
Gross profit	1,040,100	1,014,288	988,575	964,496	995,287
Selling and administrative expenses	910,682	909,749	891,666	910,293	918,029
Restructuring and other special charges, net	3,484	1,262	22,431	23,671	7,914
Impairment of assets held for sale	—	4,660	—	—	—
Operating earnings	125,934	98,617	74,478	30,532	69,344
Interest expense	(20,445)	(21,254)	(22,973)	(25,428)	(19,037)
Loss on early extinguishment of debt	(420)	—	—	(1,003)	—
Interest income	379	377	322	569	203
Gain on sale of subsidiary	4,679	—	—	—	—
Earnings before income taxes from continuing operations	110,127	77,740	51,827	4,670	50,510
Income tax (provision) benefit	(27,184)	(23,758)	(16,656)	1,421	(15,106)
Net earnings from continuing operations	82,943	53,982	35,171	6,091	35,404
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	—	(4,574)	(4,437)	4,334	1,656
Disposition/impairment of discontinued operations, net of tax	—	(11,512)	(3,530)	13,965	—
Net (loss) earnings from discontinued operations	—	(16,086)	(7,967)	18,299	1,656
Net earnings	82,943	37,896	27,204	24,390	37,060
Net earnings (loss) attributable to noncontrolling interests	93	(177)	(287)	(199)	(173)
Net earnings attributable to Brown Shoe Company, Inc.	$82,850	$38,073	$27,491	$24,589	$37,233
Operations:
Return on net sales	3.2%	1.5%	1.1%	1.0%	1.5%
Return on beginning Brown Shoe Company, Inc. shareholders' equity	17.4%	9.0%	6.7%	5.9%	9.3%
Return on average invested capital (1)	11.5%	9.6%	6.5%	2.6%	7.2%
Dividends paid	$12,237	$12,105	$12,011	$12,076	$12,254
Purchases of property and equipment	$44,952	$43,968	$55,801	$27,857	$30,781
Capitalized software	$5,086	$5,235	$7,928	$10,707	$24,046
Depreciation and amortization (2)	$54,015	$57,842	$57,344	$61,449	$52,517
Per Common Share:
Basic earnings (loss) per common share:
From continuing operations	$1.90	$1.25	$0.83	$0.15	$0.81
From discontinued operations	—	(0.37)	(0.19)	0.42	0.04
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	1.90	0.88	0.64	0.57	0.85
Diluted earnings (loss) per common share:
From continuing operations	1.89	1.25	0.83	0.14	0.81
From discontinued operations	—	(0.37)	(0.19)	0.42	0.04
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	1.89	0.88	0.64	0.56	0.85
Dividends paid	0.28	0.28	0.28	0.28	0.28
Ending Brown Shoe Company, Inc. shareholders’ equity	12.36	10.99	9.91	9.83	9.45

	2014	2013	2012	2011	2010
($ thousands, except per share amounts)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Financial Position:
Receivables, net	$136,646	$129,217	$111,392	$130,485	$108,302
Inventories, net	543,103	547,531	503,688	518,893	516,318
Working capital	393,813	405,694	303,319	236,017	289,557
Property and equipment, net	149,743	143,560	144,856	130,244	135,632
Total assets	1,216,812	1,149,403	1,173,973	1,227,476	1,148,043
Borrowings under our revolving credit agreement	—	7,000	105,000	201,000	198,000
Long-term debt	199,197	199,010	198,823	198,633	150,000
Brown Shoe Company, Inc. shareholders’ equity	540,910	476,699	425,129	412,669	415,080
Average common shares outstanding – basic	42,071	41,356	40,659	41,126	42,156
Average common shares outstanding – diluted	42,274	41,653	40,794	41,668	42,487

All data presented reflects the fiscal year ended on the Saturday nearest to January 31. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not affect net earnings attributable to Brown Shoe Company, Inc. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information related to the selected financial data above.

(1)
Return on average invested capital is calculated by dividing operating earnings for the period, adjusted for income taxes at the applicable effective rate, by the average of each month-end invested capital balance during the year. Invested capital is defined as Brown Shoe Company, Inc. shareholders’ equity plus long-term debt and borrowings under the Credit Agreement.

(2)
Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized software, intangibles and debt issuance costs and debt discount. The amortization of debt issuance costs and debt discount is reflected within interest expense in our consolidated statement of earnings and totaled $2.4 million in 2014, $2.5 million in 2013, $2.6 million in 2012, $2.3 million in 2011 and $2.2 million in 2010.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Business Overview
We are a global footwear company, with annual net sales of $2.6 billion whose shoes are worn by people of all ages, from all walks of life. Our mission is to inspire people to feel good and live better...feet first! We offer the consumer a powerful portfolio of footwear stores and global footwear brands. As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points. We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels. A combination of talent acquisition, thoughtful planning and rigorous execution is key to our success in optimizing our business and portfolio of brands. Our business strategy is focused on continuing to evolve our portfolio of brands, driving profit growth to achieve our financial targets, investing in avenues of growth while refocusing our resources, and remaining consumer centric.

Famous Footwear
Our Famous Footwear segment includes our Famous Footwear stores as well as Famous.com and Shoes.com. As further discussed in Note 2 to the consolidated financial statements, Shoes.com was sold on December 12, 2014. Famous Footwear is one of America’s leading family branded footwear retailers with 1,038 stores at the end of 2014 and net sales for the segment of $1.6 billion in 2014. Our focus for the Famous Footwear segment is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion and athletic footwear at a great price, coupled with engaging marketing programs and exclusive products.

Brand Portfolio
Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns. The segment is comprised of the Naturalizer, Sam Edelman, Dr. Scholl's, Franco Sarto, LifeStride, Vince, Via Spiga, Fergie, Ryka and Carlos brands. Through these brands, and brand families, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace. We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products. Our Brand Portfolio segment operates 171 retail stores in the United States and Canada, primarily for our Naturalizer brand. This segment also includes our e-commerce businesses that sell our branded footwear.

Financial Highlights
We delivered another successful year in 2014, with operating earnings of $125.9 million, as we continued to execute our strategic initiatives. The net sales increase of 2.3% was primarily driven by our Brand Portfolio segment, but we also achieved record-breaking net sales at our Famous Footwear segment of $1,589.3 million.

The following is a summary of the financial highlights for 2014:

•
Consolidated net sales increased $58.6 million, or 2.3%, to $2,571.7 million in 2014, compared to $2,513.1 million last year. The growth was primarily driven by our Brand Portfolio segment, which reported a net sales increase of $57.9 million and, to a lesser extent, growth in our Famous Footwear segment net sales of $0.7 million, as these sales were impacted by the disposition of Shoes.com in December 2014.

•	Consolidated operating earnings were $125.9 million in 2014, compared to $98.6 million last year.

•	Consolidated net earnings attributable to Brown Shoe Company, Inc. were $82.9 million, or $1.89 per diluted share, in 2014, compared to $38.1 million, or $0.88 per diluted share, last year.

The following items should be considered in evaluating the comparability of our 2014 and 2013 results:

•
Sale of Shoes.com and related restructuring – During 2014, we sold our e-commerce subsidiary, Shoes.com, for a pre-tax gain of $4.7 million. In addition, we incurred related severance and other restructuring charges of $1.5 million. We also recognized tax benefits of $6.6 million associated with the disposition of Shoes.com. These tax benefits were driven in part by the utilization of operating and capital loss carryforwards that previously were not anticipated to be utilized, and therefore, fully reserved on our consolidated balance sheet. In total, the disposition of Shoes.com, inclusive of the related severance and other restructuring charges, improved net earnings by $9.8 million (or $0.23 per diluted share). Refer to Note 2 to the consolidated financial statements for further discussion.

•
Portfolio realignment – Our portfolio realignment initiatives included the sale of the Avia and Nevados brands acquired with American Sporting Goods Corporation; the sale and closure of certain sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license; and other infrastructure changes. We incurred costs of $30.7 million ($23.4 million after-tax, or $0.53 per diluted share) related to our portfolio realignment initiatives during 2013, with no corresponding costs in 2014. Refer to Notes 2 and 4 to the consolidated financial statements for additional information.

•	Incentive plans – Our selling and administrative expenses increased $4.4 million during 2014, compared to last year, due to higher anticipated payments under our cash and stock-based incentive plans.

•
Organizational change – During 2014, we incurred costs of $1.9 million ($1.2 million after-tax, or $0.03 per diluted share) related to a management change at our corporate headquarters, with no corresponding costs in 2013. Refer to Note 4 to the consolidated financial statements for further discussion.

•
Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Our 2014 and 2013 fiscal years included 52 weeks, while our 2012 fiscal year had 53 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons. The inclusion of the 53rd week resulted in an increase to net sales in our retail divisions of $21.2 million in 2012 with an immaterial impact on net earnings.

Our debt-to-capital ratio, as defined in the Liquidity and Capital Resources – Working Capital and Cash Flow section, decreased to 26.9% as of January 31, 2015, compared to 30.1% at February 1, 2014, primarily due to higher shareholders' equity resulting from our 2014 net earnings and a $7.0 million decrease in borrowings under our revolving credit agreement. Our current ratio, as defined in the Liquidity and Capital Resources – Working Capital and Cash Flow section, was 1.99 to 1 at January 31, 2015, compared to 2.05 to 1 at February 1, 2014.

Outlook for 2015
Despite a challenging retail environment, west coast port delays and evolving shifts in consumer behavior, we continued to deliver steady improvement towards our long-term financial goals. We plan to follow up our strong year in 2014 with additional growth in 2015. We expect same-store sales at Famous Footwear will grow in the low single-digit percentage range in 2015, with net sales consistent with 2014 due to the sale of Shoes.com. Our Brand Portfolio net sales are expected to increase in the mid-single-digit percentage range.

Following are the consolidated results and the results by segment for 2014, 2013 and 2012:

Consolidated Results
	2014		2013		2012
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,571.7	100.0%	$2,513.1	100.0%	$2,477.8	100.0%
Cost of goods sold	1,531.6	59.6%	1,498.8	59.6%	1,489.2	60.1%
Gross profit	1,040.1	40.4%	1,014.3	40.4%	988.6	39.9%
Selling and administrative expenses	910.7	35.4%	909.7	36.2%	891.7	36.0%
Restructuring and other special charges, net	3.5	0.1%	1.3	0.1%	22.4	0.9%
Impairment of assets held for sale	—	—%	4.7	0.2%	—	—%
Operating earnings	125.9	4.9%	98.6	3.9%	74.5	3.0%
Interest expense	(20.5)	(0.8)%	(21.3)	(0.8)%	(23.0)	(0.9)%
Loss on early extinguishment of debt	(0.4)	(0.0)%	—	—%	—	—%
Interest income	0.4	0.0%	0.4	0.0%	0.3	0.0%
Gain on sale of subsidiary	4.7	0.2%	—	—%	—	—%
Earnings before income taxes from continuing operations	110.1	4.3%	77.7	3.1%	51.8	2.1%
Income tax provision	(27.2)	(1.1)%	(23.7)	(0.9)%	(16.6)	(0.7)%
Net earnings from continuing operations	82.9	3.2%	54.0	2.2%	35.2	1.4%
Discontinued operations:
Loss from discontinued operations, net of tax	—	—%	(4.6)	(0.2)%	(4.5)	(0.2)%
Disposition/impairment of discontinued operations, net of tax	—	—%	(11.5)	(0.5)%	(3.5)	(0.1)%
Net loss from discontinued operations	—	—%	(16.1)	(0.7)%	(8.0)	(0.3)%
Net earnings	82.9	3.2%	37.9	1.5%	27.2	1.1%
Net loss attributable to noncontrolling interests	0.1	—%	(0.2)	(0.0)%	(0.3)	(0.0)%
Net earnings attributable to Brown Shoe Company, Inc.	$82.8	3.2%	38.1	1.5%	27.5	1.1%

Net Sales
Net sales increased $58.6 million, or 2.3%, to $2,571.7 million in 2014, compared to $2,513.1 million last year, primarily driven by our Brand Portfolio segment, which reported a $57.9 million, or 6.3%, increase in net sales. The increase reflects strong performance from many of our brands, despite a 3.6% decrease in same-store sales at our branded retail stores. Our Brand Portfolio net sales were also impacted by a lower store count and a lower Canadian dollar exchange rate. Our Famous Footwear segment reported a $0.7 million increase in net sales, reflecting a 1.5% increase in same-store sales at our Famous Footwear retail stores, partially offset by the disposition of Shoes.com and a lower store count.

Net sales increased $35.3 million, or 1.4%, to $2,513.1 million in 2013, compared to $2,477.8 million in 2012. Both our Brand Portfolio and Famous Footwear segments experienced increases in net sales during 2013 compared to 2012. Our Brand Portfolio segment reported a $30.0 million, or 3.4%, increase in net sales, reflecting strong performance from many of our brands and a 1.6% increase in same-store sales at our branded retail stores. Our Famous Footwear segment reported a $5.4 million increase in net sales, reflecting a 2.9% same-store sales increase.

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

Gross Profit
Gross profit increased $25.8 million, or 2.5%, to $1,040.1 million in 2014, compared to $1,014.3 million last year. As a percentage of net sales, our gross profit rate remained consistent at 40.4%. The gross profit rate reflects improvement in both our Brand Portfolio and Famous Footwear segments, partially offset by a higher consolidated mix of wholesale versus retail sales and a lower volume of branded sales through our branded retail stores. Gross profit rates on retail sales are higher than wholesale sales. In aggregate, retail and wholesale net sales were 67% and 33%, respectively, in 2014 compared to 70% and 30% in 2013.

Gross profit increased $25.7 million, or 2.6%, to $1,014.3 million in 2013, compared to $988.6 million in 2012 resulting from higher gross profit at both our Brand Portfolio and Famous Footwear segments. As a percentage of net sales, our gross profit rate increased to 40.4% in 2013, from 39.9% in 2012. The increase in gross profit rate was primarily due to lower inventory markdowns, lower freight expenses and higher average unit retail prices at Famous Footwear, and a more profitable brand mix at our Brand Portfolio segment. In aggregate, retail and wholesale net sales were 70% and 30%, respectively, in 2013 compared to 71% and 29% in 2012.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.0 million, or 0.1% to $910.7 million in 2014, compared to $909.7 million last year. As a percentage of net sales, selling and administrative expenses decreased to 35.4% in 2014 from 36.2% last year, reflecting better leveraging of our expense base over higher net sales.

Selling and administrative expenses increased $18.0 million, or 2.0%, to $909.7 million in 2013, compared to $891.7 million in 2012 primarily due to an increase in expected payouts under our cash and stock-based incentive plans, higher salaries and employee benefits expenses and higher marketing expenses, partially offset by the impact of the 53rd week in 2012. As a percentage of net sales, selling and administrative expenses increased to 36.2% in 2013 from 36.0% in 2012.

Restructuring and Other Special Charges, Net
Restructuring and other special charges, net, increased $2.2 million to $3.5 million during 2014, compared to $1.3 million last year as a result of the following items, as further described in Note 4 to the consolidated financial statements:

•	Disposition of Shoes.com – We incurred charges of $1.5 million in 2014, primarily severance, related to the sale of Shoes.com, with no corresponding costs in 2013.

•	Organizational changes – We incurred costs of $1.9 million in 2014 related to a corporate management change, with no corresponding costs in 2013.

•	Portfolio realignment – We incurred charges of $1.3 million in 2013, with no corresponding costs in 2014.
As a percentage of net sales, restructuring and other special charges, net, were 0.1% in 2014, consistent with 2013, reflecting the above named factors.

Restructuring and other special charges, net, decreased $21.1 million to $1.3 million during 2013, compared to $22.4 million in 2012 as a result of the following items:

•	Portfolio realignment – We incurred charges of $1.3 million in 2013 as compared to $20.1 million during 2012 related to our portfolio realignment initiatives.

•	Organizational changes – We incurred costs of $2.3 million in 2012 related to a corporate management change, with no corresponding costs in 2013.
As a percentage of net sales, restructuring and other special charges, net decreased from 0.9% in 2012 to 0.1% in 2013.
Impairment of Assets Held for Sale
In 2013, we sold certain of our supply chain and sourcing assets as part of our portfolio realignment efforts. In anticipation of the sale, we recognized an impairment charge of $4.7 million in 2013 to adjust the assets to their estimated fair value. Refer to Note 4 to the consolidated financial statements for additional information.

Operating Earnings
Operating earnings increased $27.3 million, or 27.7%, to $125.9 million in 2014, compared to $98.6 million last year, driven by higher sales and resulting gross profit. In addition, operating earnings in 2014 benefited from the impact of no impairment of assets held for sale in 2014, partially offset by higher restructuring and other special charges and higher selling and administrative expenses, as discussed above.

Operating earnings increased $24.1 million, or 32.4%, to $98.6 million in 2013, compared to $74.5 million in 2012 driven by higher gross profit and a decrease in restructuring and other special charges, net, partially offset by higher selling and administrative expenses and an impairment charge, as discussed above.

Interest Expense
Interest expense decreased $0.8 million, or 3.8%, to $20.5 million in 2014 compared to $21.3 million last year, and decreased $1.7 million, or 7.5%, in 2013 compared to $23.0 million in 2012. The decrease in interest expense in both periods was primarily due to lower average borrowings under our Credit Agreement.

Loss on Early Extinguishment of Debt
During 2014, we amended our revolving credit agreement, resulting in certain debt extinguishment costs for unamortized debt issuance costs of $0.4 million. We did not incur such costs in 2013 or 2012.

Gain on Sale of Subsidiary
In 2014, we sold our e-commerce subsidiary, Shoes.com. We recognized a pre-tax gain upon on the sale of the subsidiary of $4.7 million, representing the difference in the net proceeds less costs to sell, as compared to the carrying value of the net assets. Refer to Note 2 to the consolidated financial statements for further discussion.

Income Tax Provision
Our consolidated effective tax rate on continuing operations was a provision of 24.7% in 2014 compared to 30.6% in 2013 and 32.1% in 2012. In 2014, 2013 and 2012, we recognized pre-tax earnings in both our domestic operations and foreign jurisdictions. Our consolidated effective tax rate is generally below the federal statutory rate of 35% because our foreign earnings are subject to lower statutory tax rates.
Our overall effective tax rate was less than the domestic statutory rate due to the mix of earnings in lower rate international jurisdictions.

In 2014, our effective tax rate was impacted by several factors. In connection with the disposition of Shoes.com, we recognized a pre-tax gain, net of related restructuring costs, of $3.1 million, while recognizing an associated tax benefit of $6.6 million. This tax benefit was driven in part by the utilization of operating and capital loss carryforwards that were previously not anticipated to be utilized and were therefore fully reserved on our consolidated balance sheet. In addition, we recognized a tax expense of $1.0 million related to a dividend received from an international subsidiary. If the impacts of the Shoes.com disposition and the tax on the dividend had been excluded, our full fiscal year 2014 effective tax rate would have been 30.6%, consistent with last year.

Refer to Note 6 to the consolidated financial statements for additional information regarding our tax rates.

Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $82.9 million in 2014, compared to $54.0 million in 2013 and $35.2 million in 2012, as a result of the factors described above.

Net Loss from Discontinued Operations
Our discontinued operations included the operations and sale of our Avia and Nevados brands acquired during the 2011 acquisition of American Sporting Goods Corporation, as well as the operations and impairment of our Etienne Aigner and Vera Wang brands. We reported a net loss from discontinued operations of $16.1 million in 2013 and $8.0 million in 2012.

During 2013, we sold the Avia and Nevados brands that were acquired with the American Sporting Goods Corporation acquisition. In conjunction with the sale, we recorded a net charge related to the impairment and disposition of those brands of $11.5 million, representing the difference in the fair value, less costs to sell, as compared to the carrying value of the net assets sold. During 2013, we also communicated our intention not to renew the Vera Wang license agreement.

During 2012, we terminated the Etienne Aigner license agreement due to a dispute with the licensor resulting in a non-cash impairment charge of $5.8 million ($3.5 million on an after-tax basis, or $0.08 per diluted share).

Refer to Note 2 to the consolidated financial statements for further discussion regarding discontinued operations.

Net Earnings Attributable to Brown Shoe Company, Inc.
We reported net earnings attributable to Brown Shoe Company, Inc. of $82.8 million in 2014, compared to $38.1 million last year and $27.5 million in 2012.

Geographic Results
We have both domestic and foreign operations. Domestic operations include the nationwide operation of our Famous Footwear and other branded retail footwear stores, the wholesale distribution of footwear to numerous retail customers and the operation of our e-commerce websites. Foreign operations primarily consist of wholesale operations in the Far East and Canada, retailing operations in Canada and the operation of our international e-commerce websites. In addition, we license certain of our trademarks to third parties who distribute and/or operate retail locations internationally. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and earnings before income taxes was as follows:

	2014		2013		2012
		Earnings Before		Earnings Before		Earnings Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$2,318.5	$70.8	$2,258.6	$40.9	$2,251.1	$23.8
Foreign	253.2	39.3	254.5	36.8	226.7	28.0
	$2,571.7	$110.1	$2,513.1	$77.7	$2,477.8	$51.8

The pre-tax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

We recognized earnings before income taxes both domestically and in foreign jurisdictions in 2014, 2013 and 2012. Our domestic earnings in 2014 reflected increases in net sales and gross profit and continued leverage of our selling and administrative expenses. Our domestic earnings in 2013 reflected increases in net sales and gross profit, and a decrease in restructuring and other special charges, net, partially offset by an increase in selling and administrative expenses. Our domestic earnings in 2012 reflected increases in net sales at our Famous Footwear segment, an increase in gross profit and a decrease in selling and administrative expenses.

Famous Footwear
	2014		2013		2012
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,589.3	100.0%	$1,588.6	100.0%	$1,583.2	100.0%
Cost of goods sold	883.2	55.6%	887.4	55.9%	893.8	56.5%
Gross profit	706.1	44.4%	701.2	44.1%	689.4	43.5%
Selling and administrative expenses	600.7	37.7%	595.8	37.5%	587.4	37.1%
Restructuring and other special charges, net	0.8	0.1%	—	—	7.8	0.5%
Operating earnings	$104.6	6.6%	$105.4	6.6%	$94.2	5.9%

Key Metrics
Same-store sales % change (on a 52-week basis)	1.5%		2.9%		4.5%
Same-store sales $ change (on a 52-week basis)	$22.4		$41.1		$62.2
Sales change from 53rd week	$—		$(19.1)		$19.1
Sales change from new and closed stores, net (on a 52-week basis)	$(6.1)		$(9.8)		$(22.3)
Impact of changes in Canadian exchange rate on sales	$(0.3)		$—		$—
Sales change of Shoes.com (1)	$(15.3)		$(6.8)		$(5.7)

Sales per square foot, excluding e-commerce (on a 52-week basis)	$215		$207		$199
Square footage (thousands sq. ft.)	6,958		7,059		7,205

Stores opened	50		51		55
Stores closed	56		62		89
Ending stores	1,038		1,044		1,055
(1) As further discussed in Note 2 to the consolidated financial statements, Shoes.com was sold in December 2014.
Net Sales
Net sales increased $0.7 million to $1,589.3 million in 2014 compared to $1,588.6 million last year. During 2014, same-store sales increased 1.5%, or $22.4 million, reflecting an improved conversion rate and higher average retail prices, partially offset by a decrease in customer traffic. We also saw strong growth from canvas and athletic shoes and boots. As a result of the same-store sales increase, sales per square foot, excluding e-commerce, increased 3.5% to $215, compared to $207 last year. Net sales of Shoes.com decreased $15.3 million, or 25.2%, to $45.7 million in 2014 compared to $61.0 million last year. The decrease was due, in part, to the disposal of this subsidiary in December 2014, as further discussed in Note 2 to the consolidated financial statements. Net sales were also impacted by a lower store count and a lower Canadian dollar exchange rate. In 2014, we expanded our efforts to connect with and engage our customers to build a strong brand preference for our Famous Footwear stores and Famous.com through our loyalty program, Rewards. As a result, approximately 73% of our net sales were to Rewards members in 2014, compared to 70% in 2013 and 66% in 2012.

Net sales increased $5.4 million, or 0.3%, to $1,588.6 million in 2013 compared to $1,583.2 million in 2012. During 2013, same-store sales increased 2.9%, or $41.1 million, reflecting an improved conversion rate and higher average retail prices, partially offset by a decrease in customer traffic. In addition, we saw strong growth from canvas shoes and boots. As a result of the same-store sales increases, sales per square foot, excluding e-commerce, increased 4.1% to $207, compared to $199 in 2012. The inclusion of the 53rd week in 2012 impacted net sales comparison negatively by $19.1 million in 2013 as compared to 2012. Net closed stores reduced net sales by $9.8 million, which reflects the relocation of certain stores and the closure of underperforming stores. On a 52-week basis, net sales of Shoes.com decreased $6.8 million, or 9.7%, to $61.0 million in 2013 compared to $67.8 million in 2012.

Gross Profit
Gross profit increased $4.9 million, or 0.7%, to $706.1 million in 2014 compared to $701.2 million last year due to higher net sales and a higher gross profit rate. As a percentage of net sales, our gross profit rate increased to 44.4% in 2014 compared to 44.1% last year. The increase in our gross profit rate was driven by lower freight and a better mix of higher margin products.

Gross profit increased $11.8 million, or 1.7%, to $701.2 million in 2013 compared to $689.4 million in 2012 due to higher net sales and gross profit rate. As a percentage of net sales, our gross profit rate increased to 44.1% in 2013 compared to 43.5% in 2012. The increase in our gross profit rate was driven by higher product margins in our boots and athletics categories.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.9 million, or 0.8%, to $600.7 million during 2014 compared to $595.8 million last year. The increase was primarily attributable to higher store rent, depreciation expense and other facilities costs and higher variable store employee and benefit costs, partially offset by lower marketing expenses and a decrease in expected payouts under our cash and stock-based incentive plans. As a percentage of net sales, selling and administrative expenses increased to 37.7% in 2014 from 37.5% last year.

Selling and administrative expenses increased $8.4 million, or 1.4%, to $595.8 million during 2013 compared to $587.4 million in 2012. The increase was primarily attributable to higher store depreciation expense and other facilities costs, higher marketing expenses, and higher variable store employee and benefit costs, as well as an increase in expected payouts under both cash and stock-based incentive plans, partially offset by the impact of the incremental week of expenses associated with the 53rd week in 2012. As a percentage of net sales, selling and administrative expenses increased to 37.5% in 2013 from 37.1% in 2012.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges of $0.8 million during 2014 related to the disposition of Shoes.com, as further discussed in Note 2 to the consolidated financial statements. We incurred restructuring and other special charges, net of $7.8 million in 2012 as a result of our portfolio realignment initiatives, with no corresponding costs in 2013. The restructuring and other special charges in 2012 included closing or relocating underperforming or poorly aligned stores and closing our Sun Prairie, Wisconsin distribution center.

Operating Earnings
Operating earnings decreased $0.8 million, or 0.8% to $104.6 million for 2014, compared to $105.4 million last year. As a percentage of net sales, our operating earnings of 6.6% were consistent with last year.

Operating earnings increased $11.2 million, or 11.8%, to $105.4 million for 2013, compared to $94.2 million in 2012. The increase is the result of higher net sales, an increase in gross profit rate, and a decrease in restructuring and other special charges, net, partially offset by higher selling and administrative expenses, as described above. As a percentage of net sales, operating earnings increased to 6.6% in 2013 compared to 5.9% in 2012.

Brand Portfolio
	2014		2013		2012
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$982.5	100.0%	$924.6	100.0%	$894.6	100.0%
Cost of goods sold	648.5	66.0%	611.5	66.1%	595.4	66.6%
Gross profit	334.0	34.0%	313.1	33.9%	299.2	33.4%
Selling and administrative expenses	260.3	26.5%	267.3	29.0%	266.3	29.7%
Restructuring and other special charges, net	0.3	0.0%	1.2	0.1%	11.6	1.3%
Impairment of assets held for sale	—	—	4.7	0.5%	—	—
Operating earnings	$73.4	7.5%	$39.9	4.3%	$21.3	2.4%

Key Metrics
Wholesale/retail sales mix (%)	86%/14%		83%/17%		81%/19%
Change in wholesale net sales ($)	$77.8		$38.9		$2.1
Unfilled order position at year-end	$284.6		$273.9		$274.9

Same-store sales % change (on a 52-week basis)	(3.6)%		1.6%		0.6%
Same-store sales $ change (on a 52-week basis)	$(4.8)		$2.2		$0.8
Sales change from 53rd week	$—		$(2.1)		$2.1
Sales change from new and closed stores, net (on a 52-week basis)	$(11.3)		$(6.6)		$(14.9)
Impact of changes in Canadian exchange rate on retail sales	$(3.8)		$(2.4)		$(0.4)

Sales per square foot, excluding e-commerce (on a 52-week basis)	$377		$397		$396
Square footage (thousands sq. ft.)	302		319		346

Stores opened	7		11		29
Stores closed	15		54		41
Ending stores	171		179		222

Net Sales
Net sales increased $57.9 million, or 6.3%, to $982.5 million in 2014 compared to $924.6 million last year. The increase reflects strong performance from many of our brands, including Sam Edelman, Vince, Via Spiga and Franco Sarto, partially offset by a decrease in Naturalizer. Our branded retail stores experienced a decline in same-store sales of 3.6%. In addition, our retail sales were impacted by a lower store count and a lower Canadian dollar exchange rate. We opened seven stores and closed 15 stores during 2014, resulting in a total of 171 stores at the end of 2014, compared to 179 stores at the end of last year. Sales per square foot, excluding e-commerce, decreased 5.1% to $377 compared to $397 last year. Our unfilled order position for our wholesale sales increased $10.7 million, or 3.9%, to $284.6 million at the end of 2014, as compared to $273.9 million at the end of last year.

Net sales increased $30.0 million, or 3.4%, to $924.6 million in 2013 compared to $894.6 million in 2012. The increase reflects strong performance from many of our brands, including Sam Edelman, Franco Sarto, LifeStride, and Vince, partially offset by decreases in Via Spiga, Fergie, and Ryka. Our branded retail stores experienced an increase in same-store sales of 1.6%. These increases were partially offset by our lower store count, a lower Canadian dollar exchange rate and the impact of the 53rd week in 2012. We opened 11 stores and closed 54 stores during 2013, resulting in a total of 179 stores at the end of 2013 compared to 222 stores at the end of 2012. During 2013, closed stores included 28 Naturalizer stores in China that were either closed or transferred to our joint venture partner. Sales per square foot, excluding e-commerce, increased 0.4% to $397 compared to $396 in 2012. Our unfilled order position for our wholesale sales decreased $1.0 million, or 0.4%, to $273.9 million at the end of 2013, as compared to $274.9 million at the end of 2012.

Gross Profit
Gross profit increased $20.9 million, or 6.7%, to $334.0 million in 2014 compared to $313.1 million last year reflecting higher sales and a higher gross profit rate. Our gross profit rate increased slightly to 34.0% in 2014 as compared to 33.9% last year primarily resulting from higher wholesale margins for many of our brands, including the impact of lower royalty expense from the acquisition of the Franco Sarto trademarks in the first quarter of 2014, and an improved sales mix of higher margin footwear, partially offset by higher inventory markdowns to clear inventory at our branded retail stores.

Gross profit increased $13.9 million, or 4.7%, to $313.1 million in 2013 compared to $299.2 million in 2012 reflecting an improved sales mix of higher margin footwear, lower inventory markdowns and lower royalty expense, partially offset by a lower mix of retail versus wholesale sales. Gross profit rates on retail sales are generally higher than on wholesale sales. Our gross profit rate increased to 33.9% in 2013 compared to 33.4% in 2012.

Selling and Administrative Expenses
Selling and administrative expenses decreased $7.0 million, or 2.6%, to $260.3 million during 2014 compared to $267.3 million last year, primarily due to lower warehouse expenses, our lower branded retail store count and a lower Canadian dollar exchange rate, partially offset by an increase in anticipated payments under our cash and stock-based incentive plans and higher marketing expenses. As a percentage of net sales, selling and administrative expenses decreased to 26.5% in 2014 from 29.0% last year, reflecting the above named factors.

Selling and administrative expenses increased $1.0 million, or 0.4%, to $267.3 million during 2013 compared to $266.3 million in 2012, due to an increase in anticipated payments under our cash and stock-based incentive plans and higher warehouse expenses, partially offset by a lower branded retail store count, lower marketing expenses and the lower Canadian dollar exchange rate. As a percentage of net sales, selling and administrative expenses decreased to 29.0% in 2013 from 29.7% in 2012, reflecting the above named factors.

Restructuring and Other Special Charges, Net
Restructuring and other special charges decreased $0.9 million, or 77.3%, to $0.3 million in 2014, compared to $1.2 million last year as a result of our portfolio realignment initiatives, which were substantially complete in early 2013. Expenses related to our portfolio realignment initiative declined $10.4 million in 2013 to $1.2 million, from $11.6 million in 2012. Refer to Notes 2 and 4 to the consolidated financial statements for additional information related to these charges and recoveries.

Impairment of Assets Held for Sale
During 2013, we sold certain of our supply chain and sourcing assets. In conjunction with the sale, we recognized an impairment charge of $4.7 million, representing the difference between the fair value of the assets, less costs to sell, and the carrying value of the assets.

Operating Earnings
Operating earnings increased $33.5 million, or 83.9%, to $73.4 million in 2014 compared to $39.9 million last year. The increase was primarily driven by higher net sales and lower selling and administrative expenses. As a percentage of net sales, operating earnings increased to 7.5% in 2014 compared to 4.3% last year.

Operating earnings increased $18.6 million, or 87.7%, to $39.9 million in 2013, compared to $21.3 million in 2012. The increase was primarily driven by higher net sales and corresponding gross profit rate and lower restructuring and other special charges, net. As a percentage of net sales, operating earnings increased to 4.3% in 2013 compared to 2.4% in 2012.

OTHER
The Other category includes unallocated corporate administrative and other costs and recoveries. Costs of $52.1 million, $46.7 million, and $41.0 million were incurred in 2014, 2013, and 2012, respectively.

The $5.4 million increase in costs in 2014 compared to 2013 was primarily a result of higher anticipated payments under our cash and stock-based incentive plans and higher consulting fees.

The $5.7 million increase in costs in 2013 compared to 2012 was primarily a result of an increase in selling and administrative expenses due to higher consulting fees and higher anticipated payments under our cash and stock-based incentive plans.

RESTRUCTURING AND OTHER INITIATIVES

During 2014, we incurred costs associated with the disposal of Shoes.com of $1.5 million, with no corresponding costs in 2013 or 2012. During 2014 and 2012, we incurred costs of $1.9 million and $2.3 million related to management changes at our corporate headquarters, with no corresponding costs in 2013. During 2013 and 2012, we recorded portfolio realignment initiative costs of $30.7 million, and $29.9 million, respectively, with no corresponding costs in 2014. During 2012, we incurred acquisition and integration-related costs of $0.7 million with no corresponding costs in 2014 or 2013. See the Financial Highlights section above and Note 2 and Note 4 to the consolidated financial statements for additional information related to these charges.

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

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	January 31, 2015	February 1, 2014	(Decrease) Increase
Borrowings under Credit Agreement	$—	$7.0	$(7.0)
Long-term debt - Senior Notes	199.2	199.0	0.2
Total debt	$199.2	$206.0	$(6.8)

Total debt obligations decreased $6.8 million, or 3.3%, to $199.2 million at the end of 2014 compared to $206.0 million at the end of last year due to a decrease in borrowings under our revolving credit agreement. Interest expense in 2014 was $20.5 million compared to $21.3 million in 2013 and $23.0 million in 2012.

Credit Agreement
On December 18, 2014, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Fourth Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement matures on December 18, 2019 and provides for a revolving credit facility in an aggregate amount of up to $600.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at the Company’s option by up to $150.0 million from time to time during the term of the Credit Agreement, subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase. Under the Credit Agreement, the Loan Parties' obligations are secured by a first priority security interest in all accounts receivable, inventory and certain other collateral. The Credit Agreement amended and restated the Third Amended and Restated Credit Agreement, dated as of January 7, 2011 (the "Former Credit Agreement").

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

We were in compliance with all covenants and restrictions under the Credit Agreement as of January 31, 2015. Refer to further discussion regarding the Credit Agreement in Note 10 to the consolidated financial statements.

At January 31, 2015, we had no borrowings and $6.3 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $525.6 million at January 31, 2015.

$200 Million Senior Notes Due 2019
On May 11, 2011, we closed on an offering (the “Offering”) of $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”). We used a portion of the net proceeds to call and redeem our outstanding 8.75% senior notes due in 2012 (the “2012 Senior Notes”). We used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Former Credit Agreement. The 2019 Senior Notes are guaranteed on a senior unsecured basis by each of our subsidiaries that is an obligor under the Credit Agreement. Interest on the 2019 Senior Notes is payable on May 15 and November 15 of each year. The 2019 Senior Notes mature on May 15, 2019. We may redeem all or a part of the 2019 Senior Notes at the redemption prices (expressed as a percentage of principal) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

Year	Percentage
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of January 31, 2015, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Loss on Early Extinguishment of Debt
During 2014, we incurred a loss of $0.4 million on the early extinguishment of the revolving credit agreement prior to maturity.

Working Capital and Cash Flow

	January 31, 2015	February 1, 2014	Decrease
Working capital ($ millions) (1)	$393.8	$405.7	$(11.9)
Debt-to-capital ratio (2)	26.9%	30.1%	(3.2)%
Current ratio (3)	1.99:1	2.05:1

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)
Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

(3)	The current ratio has been computed by dividing total current assets by total current liabilities.

	2014	2013	Increase (Decrease) in Cash and Cash Equivalents
Net cash provided by operating activities	$118.8	$104.0	$14.8
Net cash (used for) provided by investing activities	(112.0)	20.1	(132.1)
Net cash used for financing activities	(20.5)	(105.8)	85.3
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(4.0)	2.6
(Decrease) increase in cash and cash equivalents	$(15.1)	$14.3	$(29.4)

Working capital at January 31, 2015, was $393.8 million, which was $11.9 million lower than at February 1, 2014. Our current ratio decreased to 1.99 to 1 at January 31, 2015, from 2.05 to 1 at February 1, 2014. The decrease in working capital is driven by several factors, including a lower cash balance, an increase in the current deferred income tax liability and an increase in employee compensation and benefits, partially offset by an increase in prepaid expenses and other current assets, lower accounts payable and lower borrowings under our revolving credit agreement. Our lower balance for the revolving credit agreement is primarily due to our operating cash flows in 2014. Our ratio of debt-to-capital decreased to 26.9% as of January 31, 2015, compared to 30.1% at February 1, 2014, reflecting higher shareholders' equity due to our 2014 net earnings and a $6.8 million decrease in total debt obligations. At January 31, 2015, we had $67.4 million of cash and cash equivalents, most of which represented cash and cash equivalents of our foreign subsidiaries.

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $14.8 million higher in 2014 than last year, reflecting the following factors:

•	A smaller increase in inventories in 2014 compared to 2013 reflecting our continued focus on inventory management;

•	A larger increase in accrued expenses and other liabilities in 2014 compared to 2013 primarily due to an increase in incentive accruals under our cash incentive plans; partially offset by

•
An increase in prepaid expenses and other current and noncurrent assets in 2014 as compared to a decrease in 2013 primarily due to an increase in prepaid rent in 2014 as a result of the timing of payments compared to last year.

•	A decrease in trade accounts payable in 2014 as compared to an increase in 2013 due to the timing of purchases and payments to vendors.

Cash used for investing activities was $132.1 million higher in 2014 than last year, primarily due to the $65.1 million acquisition of the Franco Sarto trademarks in the first quarter of 2014, the $7.0 million minority investment in Jack Erwin, Inc. in August 2014, and the $69.3 million of net proceeds from the sale of American Sporting Goods Corporation in 2013, partially offset by the net proceeds from the sale of Shoes.com in 2014. In 2015, we expect purchases of property and equipment and capitalized software of approximately $75 million, with approximately $22 million allocated for expansion and modernization of our distribution centers.

Cash used for financing activities was $85.3 million lower in 2014 than last year, primarily due to a $91.0 million decrease in net repayments of borrowings under our Former Credit Agreement and Credit Agreement, partially offset by debt issuance costs incurred in 2014 associated with the Credit Agreement and a decrease in the tax benefit related to the share-based plans.

We paid dividends of $0.28 per share in each of 2014, 2013 and 2012. The 2014 dividends marked the 92nd year of consecutive quarterly dividends. On March 12, 2015, the Board of Directors declared a quarterly dividend of $0.07 per share, payable April 1, 2015, to shareholders of record on March 23, 2015, marking the 369th consecutive quarterly dividend to be paid by the Company. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Revenue Recognition
Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax. Wholesale sales and sales through our Internet sites are recorded, net of returns, allowances and discounts, generally when the merchandise has been shipped and title and risk of loss have passed to the customer. Retail items sold through our Internet sites are made pursuant to a sales agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier. Reserves for projected merchandise returns, discounts and allowances are carried based on historical experience and current expectations. Revenue is recognized on license fees related to our owned brand names, where we are the licensor, when the related sales of the licensee are made.

Inventories
Inventories are our most significant asset, representing approximately 45% of total assets at the end of 2014. We value inventories at the lower of cost or market with 95% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices. At our Famous Footwear segment, we recognize markdowns when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes the gross profit rate at our Famous Footwear segment to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At our other divisions, we generally provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross profit rate. We believe these policies reflect the difference in operating models between our Famous Footwear segment and our Brand Portfolio segment. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The Brand Portfolio segment generally relies on permanent price reductions to clear slower-moving inventory.

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

At January 31, 2015, we have net operating loss and other carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

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

We elected to bypass the optional qualitative assessment for the goodwill impairment test performed as of the first day of the fourth quarter of 2014 and therefore, we reviewed goodwill for impairment utilizing a discounted cash flow analysis. A fair-value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of our reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of goodwill is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expense, capital expenditures, depreciation, amortization and working capital requirements are based on our internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. We also considered assumptions that market participants may use. Both the estimates of the fair value of our reporting units and the allocation of the estimated fair value of the reporting units are based on the best information available to us as of the date of the assessment.

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

Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present. Refer to Note 9 to the consolidated financial statements for additional information related to the impairment of goodwill and intangible assets.

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

We determine our expense and obligations for retirement and other benefit plans based on assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors, such as turnover, retirement age and mortality, among others. Our assumptions reflect our historical experience and our best judgment regarding future expectations. Additional information related to our assumptions is as follows:

•
Expected long-term rate of return – The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each asset class. The weighted-average expected rate of return on plan assets used to determine our pension expense for 2014 was 8.25%. A decrease of 50 basis points in the weighted-average expected rate of return on plan assets would increase pension expense by approximately $1.5 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return, and the resulting gain or loss is deferred and recognized into the plans’ expense over time.

•
Discount rate – Discount rates used to measure the present value of our benefit obligations for our pension and other postretirement benefit plans are based on a hypothetical bond portfolio constructed from a subset of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The weighted-average discount rate selected to measure the present value of our benefit obligations under our pension and other postretirement benefit plans was 3.9% for each. A decrease of 50 basis points in the weighted-average discount rate would have increased the projected benefit obligation of the pension and other postretirement benefit plans by approximately $33.8 million and $0.1 million, respectively.

•
Mortality table – At February 1, 2014, the domestic defined benefit pension plan mortality assumption was based on the RP-2000 mortality table using mortality improvement scale AA. In October 2014, the Society of Actuaries issued an updated set of mortality tables and improvement scale collectively known as RP-2014 and MP-2014, respectively. We have reviewed the findings and recommendations of these reports with our actuary and our actuary performed a mortality study based on our plan's participant population. Based on the results of that study, we have elected to use the Society of Actuaries' RP-2014 Bottom Quartile tables, projected using generational scale MP-2014 to better reflect anticipated future experience. Actuarial losses, related to the change in mortality tables, increased the pension plan liability by approximately $18.4 million as of January 31, 2015.

Refer to Note 5 to the consolidated financial statements for additional information related to our retirement and other benefit plans.

Impact of Prospective Accounting Pronouncements
Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of January 31, 2015.

CONTRACTUAL OBLIGATIONS
The table below sets forth our significant future obligations by time period. Further information on certain of these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of January 31, 2015 include the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$200.0	$—	$—	$200.0	$—
Interest on long-term debt (1)	64.1	14.3	28.5	21.3	—
Operating lease commitments (2)	675.9	153.3	224.7	127.9	170.0
Minimum license commitments	26.2	7.8	15.1	2.1	1.2
Purchase obligations (3)	673.8	666.1	6.8	0.9	—
Obligations related to restructuring initiatives (4)	1.6	1.6	—	—	—
Other (5)	16.3	4.5	4.3	1.7	5.8
Total (6) (7)	$1,657.9	$847.6	$279.4	$353.9	$177.0

(1)
Interest obligations in future periods have been reflected based on our $200.0 million principal value of Senior Notes and a fixed interest rate of 7.125% as of fiscal year ended January 31, 2015. Refer to Note 10 to the consolidated financial statements.

(2)
A majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the total lease obligation, irrespective of our ability to reduce or terminate rental payments in the future, as noted. Refer to Note 11 to the consolidated financial statements.

(3)	Purchase obligations include agreements to purchase assets, goods or services that specify all significant terms, including quantity and price provisions.
(4)	Refer to Note 4 to the consolidated financial statements for further information related to these obligations.
(5)
Includes obligations for our supplemental executive retirement plan and other postretirement benefits, as discussed in Note 5 to the consolidated financial statements, and other contractual obligations.

(6)
Excludes liabilities of $1.0 million, established pursuant to the provisions of ASC 740, Income Taxes, due to their uncertain nature in timing of payments. Refer to Note 6 to the consolidated financial statements.

(7)
Excludes liabilities of $2.9 million, $2.1 million and $8.9 million for our non-qualified deferred compensation plan, deferred compensation plan for non-employee directors and restricted stock units for non-employee directors, respectively, due to the uncertain nature in timing of payments. Refer to Note 5, Note 13 and Note 15 to the consolidated financial statements.

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

FOREIGN CURRENCY EXCHANGE RATES
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. To address these risks, we enter into various hedging transactions. All decisions on hedging transactions are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. We also are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements, however, are major international financial institutions, and we believe the risk of loss due to nonperformance is minimal.

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

INTEREST RATES
Our financing arrangements include outstanding variable rate debt under the Credit Agreement and $200.0 million in principal value of Senior Notes, which bear interest at a fixed rate of 7.125%. We had no borrowings under the Credit Agreement at January 31, 2015. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

At January 31, 2015, the fair value of our long-term debt is estimated at approximately $208.0 million based upon the pricing of our Senior Notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $4.6 million for our long-term debt at January 31, 2015.

Information appearing under the caption Risk Management and Derivatives in Note 12 and Fair Value Measurements in Note 13 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015. The effectiveness of our internal control over financial reporting as of January 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Brown Shoe Company, Inc.

We have audited Brown Shoe Company, Inc.’s (the Company’s) internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Brown Shoe Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brown Shoe Company, Inc. as of January 31, 2015 and February 1, 2014, and the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended January 31, 2015, and our report dated March 31, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 31, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Brown Shoe Company, Inc.

We have audited the accompanying consolidated balance sheets of Brown Shoe Company, Inc. (the Company) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Shoe Company, Inc. at January 31, 2015 and February 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brown Shoe Company, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 31, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 31, 2015

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$67,403	$82,546
Receivables, net of allowances of $25,393 in 2014 and $21,470 in 2013	136,646	129,217
Inventories, net of adjustment to last-in, first-out cost of $3,668 in 2014 and $3,965 in 2013	543,103	547,531
Income taxes	620	2,919
Deferred income taxes	748	471
Prepaid expenses and other current assets	42,376	29,746
Current assets - discontinued operations	—	119
Total current assets	790,896	792,549
Prepaid pension costs	73,324	85,516
Property and equipment, net	149,743	143,560
Deferred income taxes	6,956	1,093
Goodwill	13,954	13,954
Intangible assets, net	120,633	59,719
Other assets	61,306	53,012
Total assets	$1,216,812	$1,149,403

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit agreement	$—	$7,000
Trade accounts payable	215,921	226,602
Employee compensation and benefits	58,593	47,080
Income taxes	6,285	4,350
Deferred income taxes	27,544	15,512
Other accrued expenses	88,740	85,603
Current liabilities - discontinued operations	—	708
Total current liabilities	397,083	386,855
Other liabilities:
Long-term debt	199,197	199,010
Deferred rent	39,742	38,593
Deferred income taxes	—	9,371
Other liabilities	39,168	38,212
Total other liabilities	278,107	285,186
Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 43,752,031 and 43,378,279 shares outstanding, net of 2,334,764 and 2,708,516 treasury shares in 2014 and 2013, respectively	437	434
Additional paid-in capital	138,957	131,398
Accumulated other comprehensive income	2,712	16,676
Retained earnings	398,804	328,191
Total Brown Shoe Company, Inc. shareholders’ equity	540,910	476,699
Noncontrolling interests	712	663
Total equity	541,622	477,362
Total liabilities and equity	$1,216,812	$1,149,403
See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2014	2013	2012
Net sales	$2,571,709	$2,513,113	$2,477,796
Cost of goods sold	1,531,609	1,498,825	1,489,221
Gross profit	1,040,100	1,014,288	988,575
Selling and administrative expenses	910,682	909,749	891,666
Restructuring and other special charges, net	3,484	1,262	22,431
Impairment of assets held for sale	—	4,660	—
Operating earnings	125,934	98,617	74,478
Interest expense	(20,445)	(21,254)	(22,973)
Loss on early extinguishment of debt	(420)	—	—
Interest income	379	377	322
Gain on sale of subsidiary	4,679	—	—
Earnings before income taxes from continuing operations	110,127	77,740	51,827
Income tax provision	(27,184)	(23,758)	(16,656)
Net earnings from continuing operations	82,943	53,982	35,171
Discontinued operations:
Loss from discontinued operations, net of tax of $0, $5,922 and $3,066, respectively	—	(4,574)	(4,437)
Disposition/impairment of discontinued operations, net of tax of $0, $0 and $2,247, respectively	—	(11,512)	(3,530)
Net loss from discontinued operations	—	(16,086)	(7,967)
Net earnings	82,943	37,896	27,204
Net earnings (loss) attributable to noncontrolling interests	93	(177)	(287)
Net earnings attributable to Brown Shoe Company, Inc.	$82,850	38,073	27,491

Basic earnings (loss) per common share:
From continuing operations	$1.90	$1.25	$0.83
From discontinued operations	—	(0.37)	(0.19)
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$1.90	$0.88	$0.64

Diluted earnings (loss) per common share:
From continuing operations	$1.89	$1.25	$0.83
From discontinued operations	—	(0.37)	(0.19)
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$1.89	$0.88	$0.64
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

($ thousands)	2014	2013	2012
Net earnings	$82,943	$37,896	$27,204
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(3,145)	(4,538)	475
Pension and other postretirement benefits adjustments	(10,349)	19,529	(9,061)
Derivative financial instruments	(514)	819	(155)
Other comprehensive (loss) income, net of tax	(14,008)	15,810	(8,741)
Comprehensive income	68,935	53,706	18,463
Comprehensive income (loss) attributable to noncontrolling interests	49	(109)	(275)
Comprehensive income attributable to Brown Shoe Company, Inc.	$68,886	$53,815	$18,738
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2014	2013	2012
Operating Activities
Net earnings	$82,943	$37,896	$27,204
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	35,002	36,033	34,179
Amortization of capitalized software	12,662	13,047	13,420
Amortization of intangibles	3,951	6,249	7,184
Amortization of debt issuance costs and debt discount	2,400	2,513	2,561
Loss on early extinguishment of debt	420	—	—
Share-based compensation expense	6,190	5,567	6,489
Tax benefit related to share-based plans	(929)	(3,439)	(944)
Loss on disposal of facilities and equipment	1,610	1,697	3,103
Impairment charges for facilities and equipment	1,982	1,636	4,132
Impairment of assets held for sale	—	4,660	—
Disposition/impairment of discontinued operations	—	11,512	3,530
Net (gain) loss on sale of subsidiaries	(4,679)	576	—
Deferred rent	1,149	4,882	1,350
Deferred income taxes (benefit) provision	(3,416)	18,061	(3,555)
Provision for doubtful accounts	1,716	551	360
Changes in operating assets and liabilities:
Receivables	(9,175)	(17,570)	27,984
Inventories	(7,651)	(44,852)	28,623
Prepaid expenses and other current and noncurrent assets	(20,053)	3,798	(4,867)
Trade accounts payable	(8,204)	12,951	32,091
Accrued expenses and other liabilities	20,142	4,389	10,436
Income taxes	2,411	2,335	4,323
Other, net	341	1,540	334
Net cash provided by operating activities	118,812	104,032	197,937

Investing Activities
Purchases of property and equipment	(44,952)	(43,968)	(55,801)
Capitalized software	(5,086)	(5,235)	(7,928)
Acquisition of trademarks	(65,065)	—	(5,000)
Investment in nonconsolidated affiliate	(7,000)	—	—
Net proceeds from sale of subsidiaries, inclusive of note receivable	10,120	69,347	—
Net cash (used for) provided by investing activities	(111,983)	20,144	(68,729)

Financing Activities
Borrowings under revolving credit agreement	867,000	1,129,000	805,000
Repayments under revolving credit agreement	(874,000)	(1,227,000)	(901,000)
Dividends paid	(12,237)	(12,105)	(12,011)
Debt issuance costs	(2,618)	—	—
Issuance of common stock under share-based plans, net	443	804	(1,700)
Tax benefit related to share-based plans	929	3,439	944
Contributions by noncontrolling interests	—	50	—
Net cash used for financing activities	(20,483)	(105,812)	(108,767)
Effect of exchange rate changes on cash and cash equivalents	(1,489)	(4,041)	100
(Decrease) increase in cash and cash equivalents	(15,143)	14,323	20,541
Cash and cash equivalents at beginning of year	82,546	68,223	47,682
Cash and cash equivalents at end of year	$67,403	$82,546	$68,223
See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Brown Shoe Company, Inc. Shareholders’ Equity	Non-controlling Interests
	Common Stock
($ thousands, except number of shares and per share amounts)	Shares	Dollars						Total Equity
BALANCE JANUARY 28, 2012	41,970,687	$420	$115,869	$9,637	$286,743	$412,669	$1,047	$413,716
Net earnings					27,491	27,491	(287)	27,204
Foreign currency translation adjustment				463		463	12	475
Unrealized loss on derivative financial instruments, net of tax of $33				(155)		(155)		(155)
Pension and other postretirement benefits adjustments, net of tax of $5,777				(9,061)		(9,061)		(9,061)
Comprehensive income						18,738	(275)	18,463
Dividends ($0.28 per share)					(12,011)	(12,011)		(12,011)
Stock issued under employee and director benefit and restricted stock plans	925,676	9	(1,709)			(1,700)		(1,700)
Tax benefit related to share-based plans			944			944		944
Share-based compensation expense			6,489			6,489		6,489
BALANCE FEBRUARY 2, 2013	42,896,363	$429	$121,593	$884	$302,223	$425,129	$772	$425,901
Net earnings					38,073	38,073	(177)	37,896
Foreign currency translation adjustment				(4,556)		(4,556)	18	(4,538)
Unrealized gain on derivative financial instruments, net of tax of $289				819		819		819
Pension and other postretirement benefits adjustments, net of tax of $12,319				19,529		19,529		19,529
Comprehensive income						53,865	(159)	53,706
Dividends ($0.28 per share)					(12,105)	(12,105)		(12,105)
Contributions by noncontrolling interests							50	50
Stock issued under employee and director benefit and restricted stock plans	481,916	5	799			804		804
Tax benefit related to share-based plans			3,439			3,439		3,439
Share-based compensation expense			5,567			5,567		5,567
BALANCE FEBRUARY 1, 2014	43,378,279	$434	$131,398	$16,676	$328,191	$476,699	$663	$477,362
Net earnings					82,850	82,850	93	82,943
Foreign currency translation adjustment				(3,101)		(3,101)	(44)	(3,145)
Unrealized loss on derivative financial instruments, net of tax of $408				(514)		(514)		(514)
Pension and other postretirement benefits adjustments, net of tax of $6,494				(10,349)		(10,349)		(10,349)
Comprehensive income						68,886	49	68,935
Dividends ($0.28 per share)					(12,237)	(12,237)		(12,237)
Stock issued under employee and director benefit and restricted stock plans	373,752	3	440			443		443
Tax benefit related to share-based plans			929			929		929
Share-based compensation expense			6,190			6,190		6,190
BALANCE JANUARY 31, 2015	43,752,031	$437	$138,957	$2,712	$398,804	$540,910	$712	$541,622

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Brown Shoe Company, Inc. (the “Company”), founded in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler. The Company’s shares are traded under the “BWS” symbol on the New York Stock Exchange.

The Company provides a broad offering of licensed, branded and private-label casual, dress and athletic footwear products to women, men and children. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,209 retail shoe stores in the United States, Canada and Guam primarily under the Famous Footwear and Naturalizer names. In addition, through its Brand Portfolio segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including national chains, department stores, mass merchandisers, independent retailers and online retailers. In 2014, approximately 67% of the Company’s net sales were at retail, compared to 70% in 2013 and 71% in 2012. See Note 7 for additional information regarding the Company’s business segments.

The Company’s business is seasonal in nature due to consumer spending patterns with higher back-to-school and Christmas season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company’s earnings for the year.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Noncontrolling Interests
Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. Noncontrolling interests represent partially-owned subsidiaries’ or consolidated affiliates’ losses and components of other comprehensive income that are attributable to the noncontrolling parties’ equity interests. The Company consolidates B&H Footwear Company Limited (“B&H Footwear”), a joint venture, into its consolidated financial statements. Net earnings (loss) attributable to noncontrolling interests represent the share of net earnings or losses that are attributable to the equity that is owned by the Company’s partners. Transactions between the Company and B&H Footwear have been eliminated in the consolidated financial statements.

Accounting Period
The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2014, 2013 and 2012 ended on January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Fiscal years 2014 and 2013 each included 52 weeks, while fiscal year 2012 included 53 weeks. The impact of the 53rd week in 2012 was an increase to our retail net sales of approximately $21.2 million. The net earnings impact of the 53rd week was immaterial to 2012.

Basis of Presentation
Certain prior period amounts on the consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings attributable to Brown Shoe Company, Inc.

The consolidated statement of cash flows includes the cash flows from operating, financing and investing activities of both continuing operations and discontinued operations. All other financial information is reported on a continuing operations basis, unless otherwise noted. Refer to Note 2 to the consolidated financial statements for discussion regarding discontinued operations.

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

Receivables
The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. The Company recognized a provision for doubtful accounts of $1.7 million in 2014, $0.6 million in 2013 and $1.3 million in 2012.

Customer allowances represent reserves against our wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances. We estimate the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of our major retail customers. Product returns and customer deductions are estimated using historical experience and anticipated future trends. Co-op advertising allowances are estimated based on customer agreements. The Company recognized a provision for customer allowances of $46.9 million in 2014, $45.1 million in 2013 and $44.8 million in 2012.

Customer discounts represent reserves against our accounts receivable for discounts that our wholesale customers may take based on meeting certain order, payment, or return guidelines. We estimate the reserves needed for customer discounts based upon customer net sales and respective agreement terms. The Company recognized a provision for customer discounts of $3.5 million in 2014, $4.8 million in 2013 and $4.3 million in 2012.

Inventories
All inventories are valued at the lower of cost or market with 95% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $3.7 million and $4.0 million higher at January 31, 2015 and February 1, 2014, respectively. Substantially all inventory is finished goods.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold. Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $71.1 million, $75.1 million and $72.0 million in 2014, 2013 and 2012, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred. Such sourcing and procurement costs totaled $20.8 million, $20.2 million and $21.9 million in 2014, 2013 and 2012, respectively.

The Company applies judgment in valuing inventories by assessing the net realizable value of inventories based on current selling prices. At the Famous Footwear segment, markdowns are recognized when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes the gross profit rate at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At the Brand Portfolio segment, markdown reserves generally reduce the carrying values of inventories to a level where, upon sale of the product, the Company will realize its normal gross profit rate. The Company believes these policies reflect the difference in operating models between the Famous Footwear and Brand Portfolio segments. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The Brand Portfolio segment relies on permanent price reductions to clear slower-moving inventory.

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

Computer Software Costs
The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $37.9 million and $45.6 million of computer software costs as of January 31, 2015 and February 1, 2014, respectively, which are net of accumulated amortization of $90.1 million and $79.9 million as of the end of the respective periods.

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

The Company elected to bypass the optional qualitative assessment for the goodwill impairment test performed as of the first day of the fourth quarter of 2014 and therefore, reviewed goodwill for impairment utilizing a discounted cash flow analysis. A fair value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the Company’s reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of goodwill is determined using an estimate of future cash flows of the reporting units and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expense, capital expenditures, depreciation, amortization and working capital requirements are based on the Company's internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting units directly resulting from the use of its assets in its operations. The Company also considered assumptions that market participants may use.  Both the estimates of the fair value of the Company's reporting units and the allocation of the estimated fair value of the reporting units are based on the best information available to the Company's management as of the date of the assessment. As of January 31, 2015, the Company had two reporting units, Famous Footwear and Brand Portfolio, for goodwill impairment testing. Based on the results of the Company’s most recent goodwill impairment test, the fair value of the Brand Portfolio reporting unit exceeded its carrying value and therefore, no impairment was recognized. As of January 31, 2015, the goodwill allocated to the Brand Portfolio reporting unit was $14.0 million.

The Company performs impairment tests as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required. The indefinite-lived intangible asset impairment reviews performed as of the first day of the Company’s fourth fiscal quarter resulted in no impairment charges. Definite-lived intangible assets, other than goodwill, are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

Investment in Nonconsolidated Affiliate
The Company has an investment in a nonconsolidated affiliate that is accounted for using the cost method. The investment's carrying value of $7.0 million and zero as of January 31, 2015 and February 1, 2014, respectively, is included in other assets on the consolidated balance sheets.  The Company monitors the investment for indicators that a decrease in investment value has occurred that is other than temporary. If the Company determined that a decline in the fair value of the investment below its carrying value is other than temporary, an impairment loss would be recognized.  As of January 31, 2015, there have been no impairment losses recognized on this investment.

Self-Insurance Reserves
The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry, and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on available information as of January 31, 2015, the Company believes it has provided adequate reserves for its self-insurance exposure. As of January 31, 2015 and February 1, 2014, self-insurance reserves were $9.3 million and $10.9 million, respectively.

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

Gift Cards
The Company sells gift cards to its consumers in its retail stores and through its Internet sites. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. The Company recognized $0.4 million of gift card breakage in 2014 and $0.5 million in both 2013 and 2012.

Loyalty Program
The Company maintains a loyalty program (“Rewards”) for Famous Footwear stores in which consumers earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, consumers are issued a savings certificate, which they may redeem for purchases at Famous Footwear stores. In addition to the savings certificates, the Company also offers exclusive member mailings that offer additional incentives to purchase. Savings certificates earned must be redeemed within stated expiration dates. The value of points and rewards earned by Famous Footwear’s Rewards program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates. Approximately 73% of net sales in the Company’s Famous Footwear segment were made to its Rewards members in 2014, compared to 70% in 2013 and 66% in 2012. As of January 31, 2015 and February 1, 2014, the Company had a Rewards program liability of $7.2 million and $7.5 million, respectively, which is included in other accrued expenses on the consolidated balance sheets.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable. After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores indicated as impaired are written down to fair value using primarily a discounted cash flow method. The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $2.0 million in 2014, $1.6 million in 2013 and $4.1 million in 2012.

Advertising and Marketing Expense
Advertising and marketing costs are expensed as incurred, except for the costs of direct response advertising that relate primarily to the production and distribution of the Company's catalogs and coupon mailers. Direct response advertising costs are capitalized and amortized over the expected future revenue stream, which is generally one to three months from the date the materials are mailed. External production costs of advertising are expensed when the advertising first appears in the media or in the store.

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

Total advertising and marketing expense was $83.6 million, $82.2 million and $83.0 million in 2014, 2013 and 2012, respectively. In 2014, 2013 and 2012, these costs were offset by co-op advertising allowances recovered by the Company’s retail business of $6.2 million, $7.8 million and $7.1 million, respectively. Total co-op advertising costs reflected as a reduction of net sales were $10.0 million in 2014, $8.3 million in 2013 and $8.1 million in 2012. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $2.6 million and $2.0 million at January 31, 2015 and February 1, 2014, respectively.

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

Operating Leases
The Company leases its store premises and certain office locations, distribution centers and equipment under operating leases. Approximately one-half of the leases entered into by the Company include options that allows the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions.

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

Foreign Currency Translation
For certain of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the period-end exchange rate or historical rates as appropriate. Consolidated statements of earnings amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income in total Brown Shoe Company, Inc. shareholders’ equity. Transaction gains and losses are included in the consolidated statements of earnings.

Pension and Other Postretirement Benefits Adjustments
The Company determines the expense and obligations for retirement and other benefit plans using assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors. The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive income in total Brown Shoe Company, Inc. shareholders’ equity. The gain or loss is recognized into the plans’ expense over time. See additional information related to pension and other postretirement benefits in Note 5 and Note 14 to the consolidated financial statements.

Derivative Financial Instruments
The Company recognizes all derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and may enter into derivative transactions as it deems necessary. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. See additional information related to derivative financial instruments in Note 12, Note 13 and Note 14 to the consolidated financial statements.

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

Impact of New Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU amends the definition of a discontinued operation by raising the threshold for disposals to qualify as discontinued operations and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation. Under the new standard, discontinued operations treatment is required for disposals of a component or group of components that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. The standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. As the Company adopted this ASU during the third quarter of 2014, the sale of Shoes.com is not considered a discontinued operation as the disposal did not represent a strategic shift that will have a major impact on the Company's operations or financial results. Refer to Note 2 to the consolidated financial statements for further discussion.

Impact of Prospective Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

2.    DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

Discontinued Operations
The Company’s discontinued operations include the Avia and Nevados brands of American Sporting Goods Corporation, the Etienne Aigner brand and the Vera Wang brand. The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, Presentation of Financial Statements –Discontinued Operations.

The Company had no discontinued operations in 2014. Discontinued operations included net sales of $26.3 million and $120.3 million in 2013 and 2012, respectively, and a loss before income taxes of $10.5 million and $7.5 million in 2013 and 2012, respectively. Discontinued operations also included a net loss on disposition/impairment of $11.5 million and $3.5 million in 2013 and 2012, respectively.

American Sporting Goods Corporation
The Company purchased American Sporting Goods Corporation, comprised of Avia, Nevados, Ryka, AND 1 and other businesses, on February 17, 2011 and subsequently sold AND 1 during fiscal 2011. On May 14, 2013, Brown Shoe International Corp. (“BSIC”), the sole shareholder of American Sporting Goods Corporation, entered into and simultaneously closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, BSIC and Galaxy Brand Holdings, Inc. (“the Buyer”), pursuant to which the Buyer acquired all of the outstanding capital stock of American Sporting Goods Corporation from BSIC and the Company agreed to provide certain transition services. Under the Stock Purchase Agreement, the Avia and Nevados businesses were sold and the Company retained, and is operating, Ryka and other businesses. In connection with the transaction, American Sporting Goods Corporation sold inventory to a third party unaffiliated with the Buyer and distributed certain assets to BSIC. The aggregate purchase price for the stock of American Sporting Goods Corporation and the provision of such transition services was $74.0 million, subject to working capital adjustments, minus the amount of the pre-closing cash dividend declared by American Sporting Goods Corporation and paid to BSIC, representing proceeds from American Sporting Goods Corporation’s sale of inventory. In this document, “ASG” refers to the subsidiary disposed on May 14, 2013, including the Avia and Nevados brands and excluding the Ryka brand and other retained businesses.

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

ASG was previously included in the Brand Portfolio segment. Discontinued operations include net sales of $20.3 million and $77.6 million in 2013 and 2012, respectively. Discontinued operations include losses before income taxes of $1.6 million and $7.1 million in 2013 and 2012, respectively.

Vera Wang
During the first quarter of 2013, the Company communicated its intention not to renew the Vera Wang license agreement. The results of Vera Wang were previously included in the Brand Portfolio segment. Discontinued operations include net sales of $5.7 million and $14.8 million in 2013 and 2012, respectively. Discontinued operations include losses before income taxes of $1.9 million and $1.8 million in 2013 and 2012, respectively.

Etienne Aigner
During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. On April 29, 2013, an agreement to resolve the dispute was reached, pursuant to which the Company agreed to pay Etienne Aigner $6.5 million. The results of Etienne Aigner were previously included in the Brand Portfolio segment. Discontinued operations included net sales of $0.3 million and $27.9 million in 2013 and 2012, respectively. It also included losses before income taxes of $7.0 million in 2013 and earnings before income taxes of $1.4 million in 2012. As a result of the termination of the license agreement in 2012, the Company recorded an impairment charge of $5.8 million ($3.5 million on an after-tax basis, or $0.08 per diluted share) to reduce the value of the license intangible asset to zero.

Assets and liabilities of discontinued operations at February 1, 2014 were as follows:

($ thousands)	February 1, 2014

Assets of Discontinued Operations
Current assets
Inventories, net	$111
Prepaid expenses and other current assets	8
Current assets - discontinued operations	119
Total assets - discontinued operations	$119

Liabilities of Discontinued Operations
Current liabilities
Trade accounts payable	$139
Other accrued expenses	569
Current liabilities - discontinued operations	708
Total liabilities - discontinued operations	$708

(

Loss from discontinued operations for 2013 and 2012 was as follows:

($ thousands)	2013	2012
Net sales	$26,318	$120,269
Cost of goods sold	19,927	98,485
Gross profit	6,391	21,784
Selling and administrative expenses	6,103	27,291
Restructuring and other special charges, net	10,768	1,587
Operating loss	(10,480)	(7,094)
Interest expense	16	409
Loss before income taxes from discontinued operations	(10,496)	(7,503)
Income tax benefit	5,922	3,066
Loss from discontinued operations, net of tax	$(4,574)	$(4,437)

Other Dispositions
On December 12, 2014, Brown Shoe Investment Company, Inc. ("BSI"), the sole shareholder of Shoes.com, Inc., simultaneously entered into and closed a Stock Purchase Agreement by and among BSI and an affiliate of ShoeMe Technologies Limited ("the Purchaser"), pursuant to which the Purchaser acquired all of the outstanding capital stock, inventory and other assets of Shoes.com from BSI and the Company agreed to provide certain transition services. The aggregate purchase price of the sale was $15.0 million, subject to working capital and other adjustments. The Company received $4.4 million in cash and a $7.5 million face value secured convertible note ("convertible note") at closing, from the sale of stock, the sale of inventory and other assets, and the provision of transitional services, less working capital adjustments. The convertible note requires installments over four years with the first payment of $1.25 million due on July 1, 2017 and quarterly installments of $0.6 million thereafter, plus accrued interest, until it matures on December 12, 2019. Interest accrues at an annual rate of 6% until December 11, 2016, 7% until December 11, 2017, 8% until December 11, 2018, and 9% until the maturity date. The principal and outstanding accrued interest is convertible into common stock of the Purchaser at a conversion price of CAD 21.50 per share, at the Company's option, or automatically upon a qualified initial public offering ("IPO") by the Purchaser at the IPO price. The Company recorded the note receivable at its fair value of $7.0 million, which is included in other assets on the consolidated balance sheets.

After consideration of working capital adjustments and performance obligations related to our transition services, the net purchase price was $10.1 million. The Company recognized a pre-tax gain on the sale of the subsidiary of $4.7 million, representing the difference in the fair value of proceeds less costs to sell, as compared to the carrying value of the net assets. In response to the sale, the Company incurred restructuring and other special charges of $1.5 million, primarily for severance, to eliminate certain positions supporting the Company's e-commerce platforms as well as positions in other administrative functions.  These charges include $0.8 million within the Famous Footwear segment, $0.3 million within the Brand Portfolio segment and $0.4 million within the Other category. The Company also recognized tax benefits of $6.6 million associated with the disposition. These tax benefits were driven in part by the utilization of operating and capital loss carryforwards that previously were not anticipated to be utilized, and therefore, fully reserved on the Company's consolidated balance sheet.

The operating results of Shoes.com were included in the Famous Footwear segment in continuing operations through December 12, 2014. The operations of Shoes.com were not significant to the Famous Footwear segment or the Company's financial results. In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company adopted during the third quarter of 2014, the financial position and operating results of Shoes.com have not been classified as a discontinued operation as the disposition did not represent a strategic shift resulting in a major impact on the Company's operations or financial results.

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

(in thousands, except per share amounts)	2014	2013	2012

NUMERATOR
Net earnings from continuing operations	$82,943	$53,982	$35,171
Net (earnings) loss attributable to noncontrolling interests	(93)	177	287
Net earnings allocated to participating securities	(3,068)	(2,304)	(1,757)
Net earnings from continuing operations	79,782	51,855	33,701

Net loss from discontinued operations	—	(16,086)	(7,967)
Net loss allocated to participating securities	—	687	392
Net loss from discontinued operations	—	(15,399)	(7,575)
Net earnings attributable to Brown Shoe Company, Inc. after allocation of earnings to participating securities	$79,782	$36,456	$26,126

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	42,071	41,356	40,659
Dilutive effect of share-based awards for continuing operations and discontinued operations	203	297	135
Denominator for diluted continuing and discontinued earnings per common share attributable to Brown Shoe Company, Inc. shareholders	42,274	41,653	40,794

Basic earnings (loss) per common share:
From continuing operations	$1.90	$1.25	$0.83
From discontinued operations	—	(0.37)	(0.19)
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$1.90	$0.88	$0.64

Diluted earnings (loss) per common share:
From continuing operations	$1.89	$1.25	$0.83
From discontinued operations	—	(0.37)	(0.19)
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders	$1.89	$0.88	$0.64

Options to purchase 64,497, 86,247 and 998,701 shares of common stock in 2014, 2013 and 2012, respectively, were not included in the denominator for diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders because the effect would be antidilutive.

4.    RESTRUCTURING AND OTHER INITIATIVES

Portfolio Realignment
The Company's portfolio realignment efforts included the sale of ASG; the sale and closure of sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license in accordance with agreement terms, and other infrastructure changes. These portfolio realignment efforts began in 2011 and were completed in 2013. Expenses for these initiatives are reflected in both continuing operations and discontinued operations.

The following is a summary of the Company’s portfolio realignment expense for our continuing and discontinued operations for 2013 and 2012:

	2013			2012
($ millions, except per share data)	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share
Continuing Operations
Business exits and cost reductions	$1.2	$0.8	$0.02	$21.9	$14.3	$0.33
Non-cash impairments/dispositions	4.7	4.7	0.11	—	—	—
Total Continuing Operations	5.9	5.5	0.13	21.9	14.3	0.33
Discontinued Operations
Business exits and cost reductions	13.3	6.4	0.13	2.2	1.5	0.04
Non-cash impairments/dispositions	11.5	11.5	0.27	5.8	3.5	0.08
Total Discontinued Operations	24.8	17.9	0.40	8.0	5.0	0.12
Total	$30.7	$23.4	$0.53	$29.9	$19.3	$0.45

The business exits and cost reductions associated with continuing operations were recorded within restructuring and other special charges, net and cost of goods sold in the consolidated statements of earnings. The business exits and cost reductions associated with discontinued operations were recorded within loss from discontinued operations, net of tax, in the consolidated statements of earnings. The non-cash impairments/dispositions of the Company’s continuing operations were recorded within impairment of assets held for sale in the consolidated statements of earnings. The non-cash impairments/dispositions of the Company’s discontinued operations were recorded within disposition/impairment of discontinued operations, net of tax in the consolidated statements of earnings. The non-cash impairments/dispositions are included in Other in the following table.

All of the $5.9 million of expenses for portfolio realignment that were recorded in continuing operations during 2013 were included in the Brand Portfolio segment. Of the $21.9 million incurred during 2012, $13.3 million was included in the Brand Portfolio segment, $7.8 million was included in the Famous Footwear segment and $0.8 million was included in the Other category.

The following is a summary of the charges and settlements by category of costs:

						Total by Classification
($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total	Continuing Operations	Discontinued Operations
Reserve balance at January 28, 2012	$5.8	$1.6	$1.3	$1.3	$10.0	$10.0	$—
Additional charges in 2012	6.0	3.1	11.4	9.4	29.9	21.9	8.0
Amounts settled in 2012	(10.1)	(4.5)	(9.4)	(10.4)	(34.4)	(26.6)	(7.8)
Reserve balance at February 2, 2013	$1.7	$0.2	$3.3	$0.3	$5.5	$5.3	$0.2
Additional charges in 2013	2.6	2.7	0.1	25.3	30.7	5.9	24.8
Amounts settled in 2013	(3.3)	(2.9)	(2.0)	(25.6)	(33.8)	(9.7)	(24.1)
Reserve balance at February 1, 2014	$1.0	$—	$1.4	$—	$2.4	$1.5	$0.9
Amounts settled in 2014	(0.9)	—	(0.4)	—	(1.3)	(0.4)	(0.9)
Reserve balance at January 31, 2015	$0.1	$—	$1.0	$—	$1.1	$1.1	$—

Sale of Sourcing and Supply Chain Assets
On April 30, 2013, the Company entered into an agreement to sell certain of its supply chain and sourcing assets (“Sale Agreement”) for $9.0 million, including $1.5 million in cash and a $7.5 million promissory note, subject to working capital adjustments. The sale closed during the second quarter of 2013. In anticipation of this transaction, the Company recognized an impairment charge in the first quarter of 2013 of $4.7 million ($4.7 million after tax, or $0.11 per diluted share) to adjust the assets to their estimated fair value. The promissory note requires installments over two years with the first payment of $3.0 million due no later than 45 days from the closing date and the remaining balance payable in eight quarterly payments of $0.6 million, subject to working capital adjustments, plus accrued interest of 5%, compounded monthly, starting no later than three months after the closing date. In accordance with the terms of the promissory note, as of January 31, 2015, the Company has received aggregate installment payments of $6.3 million. As part of the Sale Agreement, the Company agreed to purchase, under specific performance criteria, a minimum of four million pairs of shoes each year for the next two years at market pricing, which can be fulfilled from a defined group of facilities owned by the purchaser.

Organizational Change
During 2014, the Company incurred costs of $1.9 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) related to a management change at the corporate headquarters, with no corresponding charges in 2013. During 2012, the Company recorded costs of $2.3 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) related to a management change. These costs were recognized as restructuring and other special charges, net and included in the Other category.

Disposition of Shoes.com
As further discussed in Note 2 to the consolidated financial statements, in response to the sale of Shoes.com, the Company incurred restructuring and other special charges of $1.5 million. The reserve balance of $1.5 million as of January 31, 2015 is included in employee compensation and benefits on the consolidated balance sheets.

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

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2014	2013	2014	2013
Benefit obligation at beginning of year	$279,964	$290,534	$1,119	$3,207
Service cost	9,650	10,638	—	—
Interest cost	14,230	13,241	49	55
Plan participants’ contribution	12	12	4	19
Plan amendments	(11,671)	99	—	—
Actuarial loss (gain)	83,105	(23,442)	483	(2,055)
Benefits paid	(11,814)	(11,107)	(143)	(107)
Foreign exchange rate changes	(1,136)	(11)	—	—
Benefit obligation at end of year	$362,340	$279,964	$1,512	$1,119

The accumulated benefit obligation for the United States pension plans was $342.6 million and $256.0 million as of January 31, 2015 and February 1, 2014, respectively. The accumulated benefit obligation for the Canadian pension plans was $4.3 million and $4.7 million as of January 31, 2015 and February 1, 2014, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2014	2013	2014	2013
Discount rate	3.90%	5.00%	3.90%	5.00%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

At February 1, 2014, the domestic pension plan and other postretirement benefits mortality assumptions were based on the RP-2000 mortality table using mortality improvement scale AA. In October 2014, the Society of Actuaries issued an updated set of mortality tables and improvement scale collectively known as RP-2014 and MP-2014, respectively. The Company has reviewed the findings and recommendations of these reports with its actuary and its actuary performed a mortality study based on the Company's plan participant population. Based on the results of that study, the Company has elected to use the Society of Actuaries' RP-2014 Bottom Quartile tables, projected using generational scale MP-2014 to better reflect anticipated future experience. Actuarial losses, related to the change in mortality tables, increased the pension plan liability by approximately $18.4 million as of January 31, 2015.

During 2014, the Company announced amendments to the domestic qualified pension plan and the SERP, including certain changes to eligibility and service period requirements as well as changes to the benefit formula, including the calculation of participants' final average compensation.  Certain changes became effective in January 2015, while other changes will be effective in January 2016. These plan amendments decreased the pension liability by $11.7 million as of January 31, 2015.

Plan Assets
Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”). The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations. This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy. The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments. The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines. The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The target allocations for plan assets for 2014 were 70% equities and 30% debt securities. Allocations may change periodically based upon changing market conditions. Equities did not include any Company stock at January 31, 2015 or February 1, 2014.

Assets of the Canadian pension plans, which total approximately $4.5 million at January 31, 2015, were invested 58% in equity funds, 37% in bond funds and 5% in money market funds. The Canadian pension plans did not include any Company stock as of January 31, 2015 or February 1, 2014.

A financial instrument’s level within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Refer to further discussion on the fair value hierarchy in Note 13 to the consolidated financial statements. Following is a description of the pension plan investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy.

•
Cash and cash equivalents include cash collateral and margin as well as money market funds. The fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency and therefore are classified within Level 1 of the fair value hierarchy.

•
Investments in corporate stocks – common, U.S. government securities, mutual funds, preferred securities, real estate investment trusts and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency.

•
Corporate debt instruments and interest rate swap agreements are valued at fair value based on vendor-quoted pricing for which inputs are observable and can be corroborated; therefore, these are classified within Level 2 of the fair value hierarchy.

•
The unallocated insurance contract is valued at contract value, which approximates fair value; therefore, this contract is classified within Level 3 of the fair value hierarchy. The unallocated insurance contract fair value was $0.1 million as of both January 31, 2015 and February 1, 2014.

•
The alternative investment fund, with a fair value of $10.7 million as of January 31, 2015, is an investment in a pool of long-duration domestic investment grade assets. This investment is valued at fair value based on prices supplied by the company or industry source of the investment grade assets and therefore, are classified within Level 3 of the fair value hierarchy.

•	The other pension plan assets, with a fair value of $0.4 million as of February 1, 2014, were not priced and therefore were classified within Level 3 of the fair value hierarchy.

The fair values of the Company’s pension plan assets at January 31, 2015 by asset category are as follows:

		Fair Value Measurements at January 31, 2015
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$95,560	$95,560	$—	$—
U.S. government securities	84,141	84,141	—	—
Mutual fund	29,240	29,240	—	—
Corporate stocks – common	184,486	184,486	—	—
S&P 500 Index options	11,731	11,731	—	—
Preferred securities	286	286	—	—
Interest rate swap agreements	7,268	—	7,268	—
Alternative investment fund	10,733	—	10,733	—
Unallocated insurance contract	89	—	—	89
Total	$423,534	$405,444	$18,001	$89

The fair values of the Company’s pension plan assets at February 1, 2014 by asset category are as follows:

		Fair Value Measurements at February 1, 2014
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$14,038	$14,038	$—	$—
U.S. government securities	73,813	73,813	—	—
Mutual fund	27,376	27,376	—	—
Real estate investment trusts	105	105	—	—
Corporate debt instruments	29,783	—	29,783	—
Corporate stocks – common	212,211	212,211	—	—
S&P 500 Index options	(1,343)	(1,343)	—	—
Interest rate swap agreements	(131)	—	(131)	—
Unallocated insurance contract	82	—	—	82
Other	386	—	—	386
Total	$356,320	$326,200	$29,652	$468

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2014	2013	2014	2013
Fair value of plan assets at beginning of year	$356,320	$336,445	$—	$—
Actual return on plan assets	79,986	30,628	—	—
Employer contributions	206	331	139	88
Plan participants’ contributions	12	12	4	19
Benefits paid	(11,814)	(11,107)	(143)	(107)
Foreign exchange rate changes	(1,176)	11	—	—
Fair value of plan assets at end of year	$423,534	$356,320	$—	$—

Funded Status
The over-funded status as of January 31, 2015 and February 1, 2014 for pension benefits was $61.2 million and $76.4 million, respectively. The under-funded status as of January 31, 2015 and February 1, 2014 for other postretirement benefits was $1.5 million and $1.1 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2014	2013	2014	2013
Prepaid pension costs (noncurrent assets)	$73,324	$85,561	$—	$—
Accrued benefit liabilities (current liability)	(2,675)	(1,002)	(142)	(105)
Accrued benefit liabilities (noncurrent liability)	(9,455)	(8,203)	(1,370)	(1,014)
Net amount recognized at end of year	$61,194	$76,356	$(1,512)	$(1,119)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets

($ thousands)	2014	2013	2014	2013
End of Year
Projected benefit obligation	$12,130	$9,205	$12,130	$9,205
Accumulated benefit obligation	10,770	7,180	10,770	7,180
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit (income) cost at January 31, 2015 and February 1, 2014, and the expected amortization of the January 31, 2015 amounts as components of net periodic benefit (income) cost for the year ended January 31, 2015, are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2014	2013	2014	2013
Components of accumulated other comprehensive income, net of tax:
Net actuarial loss (gain)	$4,872	$(12,065)	$(1,068)	$(1,628)
Net prior service (credit) cost	(7,037)	111	—	—
	$(2,165)	$(11,954)	$(1,068)	$(1,628)

	Pension Benefits	Other Postretirement Benefits
($ thousands)	2015	2015
Expected amortization, net of tax:
Amortization of net actuarial loss (gain)	$140	$(190)
Amortization of net prior service cost	16	—
	$156	$(190)

Net Periodic Benefit (Income) Cost
Net periodic benefit (income) cost for 2014, 2013 and 2012 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2014	2013	2012	2014	2013	2012
Service cost	$9,650	$10,638	$11,523	$—	$—	$—
Interest cost	14,230	13,241	12,727	49	55	148
Expected return on assets	(24,757)	(24,773)	(25,073)	—	—	—
Amortization of:
Actuarial loss (gain)	201	954	204	(432)	(351)	(82)
Prior service cost	27	13	13	—	—	—
Net transition asset	—	—	(43)	—	—	—
Total net periodic benefit (income) cost	$(649)	$73	$(649)	$(383)	$(296)	$66

Weighted-average assumptions used to determine net periodic benefit (income) cost:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.00%	4.50%	4.75%	5.00%	4.50%	4.75%
Rate of compensation increase	3.00%	3.50%	3.50%	N/A	N/A	N/A
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A

The net actuarial loss (gain) subject to amortization is amortized on a straight-line basis over the average future service of active plan participants as of the measurement date. The prior service cost is amortized on a straight-line basis over the average future service of active plan participants benefiting under the plan at the time of each plan amendment. The net transition asset was amortized over the estimated service life.

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

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plan	SERP	Total	Other Postretirement Benefits
Employer Contributions
2015 expected contributions to plan trusts	$79	$—	$79	$—
2015 expected contributions to plan participants	—	2,675	2,675	142
Expected Benefit Payments
2015	$11,109	$2,675	$13,784	$142
2016	11,807	408	12,215	134
2017	12,457	3,628	16,085	127
2018	13,201	542	13,743	120
2019	13,886	917	14,803	113
2020 – 2024	77,058	5,313	82,371	462

Defined-Contribution Plans
The Company’s domestic defined-contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus. The Company’s expense for this plan was $3.0 million in 2014 and $3.4 million in both 2013 and 2012.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.2 million in both 2014 and 2013 and $0.3 million in 2012.

Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan of $2.9 million and $2.2 million as of January 31, 2015 and February 1, 2014, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets. The assets held by the trust of $2.9 million as of January 31, 2015 and $2.2 million as of February 1, 2014 are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $2.1 million as of January 31, 2015 and $1.7 million as of February 1, 2014 are based on 67,488 and 67,263 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

6.    INCOME TAXES

The components of earnings before income taxes from continuing operations consisted of domestic earnings before income taxes from continuing operations of $70.8 million, $40.9 million and $23.8 million in 2014, 2013 and 2012, respectively, and foreign earnings before income taxes from continuing operations of $39.3 million, $36.8 million and $28.0 million in 2014, 2013 and 2012, respectively. In addition to the income tax expense associated with continuing operations, we also recorded income tax benefits associated with the loss from discontinued operations of $5.9 million and $5.3 million in 2013 and 2012, respectively.

The components of income tax provision (benefit) on earnings from continuing operations were as follows:

($ thousands)	2014	2013	2012
Federal
Current	$27,311	$14,621	$2,803
Deferred	(9,502)	260	5,803
	17,809	14,881	8,606
State
Current	5,501	5,770	1,560
Deferred	(642)	(1,210)	1,899
	4,859	4,560	3,459
Foreign	4,516	4,317	4,591
Total income tax provision	$27,184	$23,758	$16,656

The Company made federal, state and foreign tax payments, net of refunds, of $20.1 million, $5.0 million and $5.7 million in 2014, 2013 and 2012, respectively.

The differences between the income tax provision reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2014	2013	2012
Income taxes at statutory rate	$38,544	$27,208	$18,139
State income taxes, net of federal tax benefit	3,159	2,964	2,248
Foreign earnings taxed at lower rates	(8,882)	(8,090)	(5,206)
Non-deductibility of impairment of assets held for sale	—	1,631	—
Tax on international subsidiary dividend	1,040	—	—
Disposal of Shoes.com	(7,428)	—	—
Other	751	45	1,475
Total income tax provision	$27,184	$23,758	$16,656

In 2014, our effective tax rate was impacted by several factors. In connection with the disposition of Shoes.com, the Company recognized a pre-tax gain, net of related restructuring, of $3.1 million, while recognizing an associated tax benefit of $6.6 million. This tax benefit was driven in part by the utilization of operating and capital loss carryforwards that were previously not anticipated to be utilized and were therefore fully reserved on the Company's consolidated balance sheet. The Company also recognized a tax expense of $1.0 million related to foreign exchange gains on a dividend received from an international subsidiary. Domestic income taxes had been previously provided on the foreign earnings of this subsidiary.

The other category of income tax provision principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes and adjustments in the amounts of deferred tax assets that are anticipated to be realized.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 31, 2015	February 1, 2014
Deferred Tax Assets
Employee benefits, compensation and insurance	$26,430	$15,264
Accrued expenses	16,539	17,235
Postretirement and postemployment benefit plans	862	746
Deferred rent	6,285	6,255
Accounts receivable reserves	7,563	7,052
Net operating loss (“NOL”) carryforward/carryback	9,483	14,917
Capital loss carryforward	5,188	5,145
Foreign tax credit carryforward	1,098	4,236
Other tax credit carryforward	—	3,591
Inventory capitalization and inventory reserves	1,683	5,317
Intangible assets	4,865	6,924
Depreciation	3,957	—
Other	1,907	4,923
Total deferred tax assets, before valuation allowance	85,860	91,605
Valuation allowance	(11,514)	(13,949)
Total deferred tax assets, net of valuation allowance	74,346	77,656

Deferred Tax Liabilities
Retirement plans	(23,822)	(29,608)
LIFO inventory valuation	(56,525)	(51,460)
Capitalized software	(12,721)	(15,729)
Other	(1,118)	(1,966)
Depreciation	—	(2,212)
Total deferred tax liabilities	(94,186)	(100,975)
Net deferred tax liability	$(19,840)	$(23,319)

As of January 31, 2015, the Company had various state net operating loss carryforwards with tax values totaling $9.3 million. A valuation allowance of $4.7 million has been established related to these operating loss carryforwards. The remaining net operating loss will be carried forward to future tax years. The Company also has valuation allowances of $4.6 million related to capital loss carryforwards, $0.9 million related to share-based compensation, $0.6 million related to foreign tax credits and $0.7 million related to charitable contributions and other carryforwards.

As of January 31, 2015, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation, except for the Company’s Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. If the Company’s unremitted foreign earnings were not considered indefinitely reinvested as of January 31, 2015, additional deferred taxes of approximately $34.6 million would have been provided.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ thousands)
Balance at January 28, 2012	$209
Additions for tax positions of prior years	1,015
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(75)
Balance at February 2, 2013	$1,149
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(134)
Balance at February 1, 2014	$1,015
Reductions for tax positions of prior years due to a lapse in the statute of limitations	—
Balance at January 31, 2015	$1,015

If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income tax provision, thereby impacting the effective tax rate, would be $1.1 million at January 31, 2015 and February 1, 2014, and $0.8 million at February 2, 2013.
Estimated interest related to the underpayment of income taxes was classified as a component of the income tax provision in the consolidated statements of earnings and was insignificant in 2014, 2013 and 2012. Accrued interest was $0.2 million at January 31, 3015 and $0.1 million at February 1, 2014.

For federal purposes, the Company’s tax years 2011 to 2013 (fiscal years ending January 28, 2012, February 2, 2013 and February 1, 2014) remain open to examination. The Company also files tax returns in various foreign jurisdictions and numerous states for which various tax years are subject to examination. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

7.    BUSINESS SEGMENT INFORMATION

During the fourth quarter of 2014, following the sale of the Company's e-commerce subsidiary, Shoes.com, the Company revised its reportable segments. This change reflects the Company’s omni-channel approach to managing its branded footwear business across all distribution channels. The two new reportable segments are Famous Footwear and Brand Portfolio.

The Famous Footwear segment is comprised of Famous Footwear, on a historical and continuing basis, and Shoes.com through December 12, 2014 (the date of sale). Famous Footwear operated 1,038 stores at the end of 2014, primarily selling branded footwear for the entire family.

The Brand Portfolio segment is comprised of our branded footwear, our branded retail stores and e-commerce sites associated with those brands. This segment sources and markets licensed, branded and private-label footwear primarily to national chains, department stores, independent retailers, mass merchandisers, online retailers and catalogs as well as Company-owned Famous Footwear, Naturalizer and Sam Edelman stores, and e-commerce businesses. The Brand Portfolio segment included 82 branded retail stores in the United States and 89 branded retail stores in Canada at the end of 2014, selling primarily Naturalizer brand footwear in regional malls and outlet centers.

The Company’s Famous Footwear and Brand Portfolio reportable segments are operating units that are managed separately. An operating segment’s performance is evaluated and resources are allocated based on operating earnings (loss). Operating earnings (loss) represent gross profit, less selling and administrative expenses, restructuring and other special charges, net and impairment of assets held for sale. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. Intersegment sales are generally recorded at a profit to the selling segment. All intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings of the selling segment.

Corporate assets, administrative expenses, and other costs and recoveries that are not allocated to the operating units are reported in the Other category.

Following is a summary of certain key financial measures for the respective periods. External sales, intersegment sales and operating earnings (loss) exclude discontinued operations. Segment assets, depreciation and amortization, amortization of debt issuance costs and debt discount, purchases of property and equipment and capitalized software include both continuing operations and discontinued operations.

($ thousands)	Famous Footwear	Brand Portfolio	Other	Total
Fiscal 2014
External sales	$1,589,258	$982,451	$—	$2,571,709
Intersegment sales	—	114,408	—	114,408
Depreciation and amortization	26,581	8,974	16,060	51,615
Amortization of debt issuance costs and debt discount	—	—	2,400	2,400
Operating earnings (loss)	104,581	73,403	(52,050)	125,934
Segment assets	458,847	518,099	239,866	1,216,812
Purchases of property and equipment	33,001	6,105	5,846	44,952
Capitalized software	198	58	4,830	5,086

Fiscal 2013
External sales	$1,588,552	$924,561	$—	$2,513,113
Intersegment sales	—	132,596	—	132,596
Depreciation and amortization	25,917	13,440	15,972	55,329
Amortization of debt issuance costs and debt discount	—	—	2,513	2,513
Operating earnings (loss)	105,382	39,909	(46,674)	98,617
Segment assets	448,549	514,902	185,952	1,149,403
Purchases of property and equipment	32,728	6,026	5,214	43,968
Capitalized software	193	122	4,920	5,235

Fiscal 2012
External sales	$1,583,242	$894,554	$—	$2,477,796
Intersegment sales	—	141,634	—	141,634
Depreciation and amortization	22,827	16,671	15,285	54,783
Amortization of debt issuance costs and debt discount	—	—	2,561	2,561
Operating earnings (loss)	94,234	21,259	(41,015)	74,478
Segment assets	488,464	552,428	133,081	1,173,973
Purchases of property and equipment	34,931	15,685	5,185	55,801
Capitalized software	—	3	7,925	7,928

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

($ thousands)	2014	2013	2012
Operating earnings	$125,934	$98,617	$74,478
Interest expense	(20,445)	(21,254)	(22,973)
Loss on early extinguishment of debt	(420)	—	—
Interest income	379	377	322
Gain on sale of subsidiary	4,679	—	—
Earnings before income taxes from continuing operations	$110,127	$77,740	$51,827

For geographic purposes, the domestic operations include the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers, including the Company’s Famous Footwear and Brand Portfolio stores and e-commerce businesses, as well as the Company's domestic retail operations.

The Company’s foreign operations primarily consist of wholesale operations in the Far East and Canada and retail operations in Canada and the Far East. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2014	2013	2012
Net Sales
United States	$2,318,530	$2,258,605	$2,251,094
Far East	194,296	193,725	158,261
Canada	58,883	60,783	68,441
Total net sales	$2,571,709	$2,513,113	$2,477,796

Long-Lived Assets
United States	$414,559	$347,005	$381,459
Far East	2,336	2,454	9,478
Canada	8,773	7,159	7,824
Latin America, Europe and other	248	236	70
Total long-lived assets	$425,916	$356,854	$398,831

Long-lived assets consisted primarily of property and equipment, intangible assets, prepaid pension costs, goodwill and other noncurrent assets.

8.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	January 31, 2015	February 1, 2014
Land and buildings	$40,078	$37,206
Leasehold improvements	183,466	183,266
Technology equipment	53,406	51,074
Machinery and equipment	35,988	36,029
Furniture and fixtures	117,254	116,501
Construction in progress	8,504	4,464
Property and equipment	438,696	428,540
Allowances for depreciation	(288,953)	(284,980)
Property and equipment, net	$149,743	$143,560

Useful lives of property and equipment are as follows:

Buildings	5-30 years
Leasehold improvements	5-20 years
Technology equipment	2-10 years
Machinery and equipment	8-20 years
Furniture and fixtures	3-10 years

The Company recorded charges for impairment, primarily for leasehold improvements and furniture and fixtures in the Company’s retail stores, of $2.0 million, $1.6 million and $4.1 million in 2014, 2013 and 2012, respectively. All of the impairment charges in 2014 and 2013 are included in selling and administrative expenses. Of the $4.1 million impairment charges in 2012, $3.6 million is included in restructuring and other special charges, net and $0.5 million is included in selling and administrative expenses. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

9.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	January 31, 2015	February 1, 2014

Intangible Assets
Famous Footwear	$2,800	$3,000
Brand Portfolio	183,068	118,003
Total intangible assets	185,868	121,003
Accumulated amortization	(65,235)	(61,284)
Total intangible assets, net	120,633	59,719
Goodwill
Brand Portfolio	13,954	13,954
Total goodwill	13,954	13,954
Goodwill and intangible assets, net	$134,587	$73,673
On February 3, 2014, the Company entered into and simultaneously closed an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Company acquired the Franco Sarto trademarks. As consideration, the Company paid a cash purchase price of $65.0 million at the time of closing. As a result of entering into and closing the Asset Purchase Agreement, the Company’s license agreement, granting the Company the right to sell footwear and other products using the Franco Sarto trademarks through 2019, was terminated. The purchase price of $65.0 million, as well as transaction costs of $0.1 million, are being amortized over a useful life of 40 years.

In December 2014, in conjunction with the disposition of Shoes.com as further described in Note 2 to the consolidated financial statements, the Company sold intangible assets of $0.2 million. The intangible assets were previously included in the Famous Footwear segment.

Intangible assets consist primarily of owned and licensed trademarks, of which $20.8 million and $21.0 million as of January 31, 2015 and February 1, 2014, respectively, are not subject to amortization. All remaining intangible assets are subject to amortization and have useful lives ranging from four to 40 years. Amortization expense for continuing operations related to intangible assets was $4.0 million, $6.0 million and $6.3 million in 2014, 2013 and 2012, respectively. The Company estimates $3.7 million of amortization expense related to intangible assets in each of the years from 2015 through 2019. As a result of its annual impairment testing, the Company did not record any other impairment charges during 2014, 2013 and 2012 related to intangible assets.

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

10.    LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Credit Agreement
On December 18, 2014, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Fourth Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement matures on December 18, 2019 and provides for a revolving credit facility in an aggregate amount of up to $600.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at the Company’s option by up to $150.0 million from time to time during the term of the Credit Agreement, subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase. The Credit Agreement amended and restated the Third Amended and Restated Credit Agreement, dated as of January 7, 2011 (the "Former Credit Agreement").

Borrowing availability under the Credit Agreement is limited to the lesser of the total commitments and the borrowing base ("Loan Cap"), which is based on stated percentages of the sum of eligible accounts receivable, eligible inventory and eligible credit card receivables, as defined, less applicable reserves. Under the Credit Agreement, the Loan Parties’ obligations are secured by a first-priority security interest in all accounts receivable, inventory and certain other collateral.

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

The Credit Agreement limits the Company’s ability to create, incur, assume or permit to exist additional indebtedness and liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. In addition, certain additional covenants would be triggered if excess availability were to fall below specified levels, including fixed charge coverage ratio requirements. Furthermore, if excess availability falls below 12.5% of the Loan Cap for three consecutive business days or an event of default occurs, the lenders may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any twelve month period.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect, and a change of control event. In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $50.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of January 31, 2015.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $74.0 million in 2014 and $159.0 million in 2013. The average daily borrowings during the year were $37.6 million in 2014 and $69.3 million in 2013. The weighted-average interest rates approximated 2.9% in 2014 and 2.8% in 2013.

At January 31, 2015, the Company had no borrowings outstanding and $6.3 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $525.6 million at January 31, 2015.

Loss on Early Extinguishment of Debt
During 2014, we incurred a loss of $0.4 million on the early extinguishment of the Former Credit Agreement prior to maturity.

$200 Million Senior Notes Due 2019
On May 11, 2011, the Company closed on an offering (the “Offering”) of $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”). The Company used a portion of the net proceeds to call and redeem the outstanding 8.75% senior notes due in 2012 (the “2012 Senior Notes”). The Company used the remaining net proceeds for general corporate purposes, including repaying amounts outstanding under the Former Credit Agreement.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities, including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of January 31, 2015, the Company was in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Cash payments of interest for these financing arrangements during 2014, 2013 and 2012 were $17.9 million, $18.7 million and $20.3 million, respectively.

11.    LEASES

The Company leases all of its retail locations and certain office locations, distribution centers and equipment. The minimum lease terms for the Company’s retail stores generally range from five to 10 years. Approximately 54% of the retail store leases are subject to renewal options for varying periods. The term of the leases for office facilities and distribution centers averages approximately 10 years with renewal options of five to 20 years.

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

The following is a summary of rent expense for operating leases:

($ thousands)	2014	2013	2012
Minimum rent	$143,050	$143,958	$145,788
Contingent rent	971	942	567
Sublease income	(1,197)	(1,170)	(1,145)
Total	$142,824	$143,730	$145,210

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at January 31, 2015:

($ thousands)
2015	$153,334
2016	127,184
2017	97,447
2018	74,236
2019	53,686
Thereafter	169,981
Total minimum operating lease payments	$675,868

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

The Company’s Brand Portfolio segment sells to national chains, department stores, mass merchandisers, independent retailers, online retailers and catalogs primarily in the United States, Canada and China. Receivables arising from these sales are not collateralized; however, a portion is covered by documentary letters of credit. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through January 2016. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses and intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for 2014, 2013 and 2012 was not material.

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

As of January 31, 2015 and February 1, 2014, the Company had forward contracts maturing at various dates through January 2016 and January 2015, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	January 31, 2015	February 1, 2014
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$19,633	$20,197
Chinese yuan	14,512	15,278
Euro	16,152	11,270
Japanese yen	1,523	1,586
New Taiwanese dollars	599	553
Other currencies	970	792
Total financial instruments	$53,389	$49,676

The classification and fair values of derivative instruments designated as hedging instruments included within the consolidated balance sheet as of January 31, 2015 and February 1, 2014 are as follows:

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange forwards contracts:
January 31, 2015	Prepaid expenses and other current assets	$1,863	Other accrued expenses	$1,784
February 1, 2014	Prepaid expenses and other current assets	$1,056	Other accrued expenses	$222

During 2014 and 2013, the effect of derivative instruments in cash flow hedging relationships on the consolidated statement of earnings was as follows:

	2014		2013
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings
Net sales	$166	$93	$321	$244
Cost of goods sold	(693)	113	762	71
Selling and administrative expenses	(271)	(64)	675	355
Interest expense	18	—	20	—

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

Deferred Compensation Plan Assets and Liabilities
The Company maintains a Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to the participant generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The fair value of the assets and corresponding liabilities are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). Additional information related to the Company’s Deferred Compensation Plan is disclosed in Note 5 to the consolidated financial statements.

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

Restricted Stock Units for Non-Employee Directors
Under the Company’s incentive compensation plans, cash-equivalent restricted stock units of the Company may be granted at no cost to directors. Plan participants are entitled to cash dividends for their respective units. The fair value of a restricted stock unit is the quoted market price for the Company’s common stock on the date of grant (Level 1). Additional information related to restricted stock units for non-employee directors is disclosed in Note 15 to the consolidated financial statements.

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

Secured Convertible Note
The Company received a secured convertible note as partial consideration for the disposition of Shoes.com, as further described in Note 2 to the consolidated financial statements. The convertible note is measured at fair value using unobservable inputs (Level 3).

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 31, 2015 and February 1, 2014. The Company did not have any transfers between Level 1 and Level 2 during 2014 or 2013.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of January 31, 2015:
Cash equivalents – money market funds	$35,533	$35,533	$—	$—
Non-qualified deferred compensation plan assets	2,904	2,904	—	—
Non-qualified deferred compensation plan liabilities	(2,904)	(2,904)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,066)	(2,066)	—	—
Restricted stock units for non-employee directors	(8,857)	(8,857)	—	—
Performance share units	(5,147)	(5,147)	—	—
Derivative financial instruments, net	79	—	79	—
Secured convertible note	6,957	—	—	6,957

As of February 1, 2014:
Cash equivalents – money market funds	$41,236	$41,236	$—	$—
Non-qualified deferred compensation plan assets	2,191	2,191	—	—
Non-qualified deferred compensation plan liabilities	(2,191)	(2,191)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,668)	(1,668)	—	—
Restricted stock units for non-employee directors	(7,769)	(7,769)	—	—
Performance share units	(2,300)	(2,300)	—	—
Derivative financial instruments, net	834	—	834	—

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs. Long-lived assets held and used with a carrying amount of $87.8 million were written down to their fair value, resulting in impairment charges included in selling and administrative expenses of $2.0 million in 2014. Of the $2.0 million impairment charges, $1.0 million related to the Famous Footwear segment and $1.0 million related to the Brand Portfolio segment.

In 2013, long-lived assets held and used with a carrying amount of $81.4 million were written down to their fair value, resulting in impairment charges of $1.4 million included in selling and administrative expenses, of which $0.7 million related to the Famous Footwear segment and $0.7 million related to the Brand Portfolio segment.

In 2012, long-lived assets held and used with a carrying amount of $61.5 million were written down to their fair value, resulting in impairment charges of $4.1 million, including $2.5 million related to the Brand Portfolio segment and $1.6 million related to the Famous Footwear segment. Of the $2.5 million related to the Brand Portfolio segment, $2.3 million is included in restructuring and other special charges, net and $0.2 million is included in selling and administrative expenses. Of the $1.6 million related to the Famous Footwear segment, $1.3 million is included in restructuring and other special charges, net and $0.3 million is included in selling and administrative expenses.

During the first quarter of 2013, the Company recognized an impairment charge of $4.7 million ($4.7 million after tax, $0.11 per diluted share) related to certain supply chain and sourcing assets, which represented the excess net asset value over the estimated fair value of the assets less costs to sell. The fair value of net assets was estimated based on the anticipated sales proceeds. This is considered a Level 2 input as the assets were not sold on an active market. The impairment charge was recorded as impairment of assets held for sale in the consolidated statement of earnings and was included in the Brand Portfolio segment. These assets were sold in the second quarter of 2013 and the Company recognized an additional loss on sale of $0.6 million. See Note 4 to the consolidated financial statements for additional information.

During the second quarter of 2013, the Company sold ASG. In anticipation of this transaction, the assets of ASG were determined to be held for sale at May 4, 2013, and an impairment charge of $12.6 million was recorded in the first quarter of 2013 within the discontinued operations section of the consolidated statement of earnings. The Company recognized a gain on disposition of $1.0 million in the second quarter of 2013. ASG was previously included within the Brand Portfolio segment. The fair value of assets was estimated based on the anticipated sales proceeds less costs to sell. This is considered a Level 2 input as the assets were not sold on an active market. See Note 2 to the consolidated financial statements for additional information.

During 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor and recognized an impairment charge of $5.8 million ($3.5 million on an after-tax basis, or $0.08 per diluted share), to reduce the remaining unamortized value of the licensed trademark intangible asset to zero.

The Company performed its annual impairment tests of indefinite lived intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). As a result of its annual impairment testing, the Company did not record any impairment charges during 2014 or 2013 related to intangible assets.

The Company performed its annual impairment test of goodwill, which involves estimating the fair value of its reporting units using significant unobservable inputs (Level 3). The impairment test, performed as of the first day of the Company’s fourth fiscal quarter of 2014 and 2013, resulted in no impairment charges. See Note 1 and Note 9 for additional information related to the goodwill impairment test.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables, trade accounts payable and borrowing under the revolving credit agreement approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	January 31, 2015		February 1, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ thousands)
Long-term debt - Senior Notes	$199,197	$208,000	$199,010	$210,500

The fair value of the Company’s Senior Notes was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

14. SHAREHOLDERS' EQUITY

Stock Repurchase Program
On August 25, 2011, the Board of Directors approved a stock repurchase program (“2011 Program”) authorizing the repurchase of up to 2.5 million shares of the Company’s outstanding common stock. The Company can utilize the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Repurchases of common stock are limited under the Company’s debt agreements. There have been no shares repurchased under the 2011 Program.

Repurchases Related to Employee Share-based Awards
During 2014 and 2013, 172,471 shares and 327,276 shares, respectively, were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Income
The following table sets forth the changes in accumulated other comprehensive income, net of tax, by component for 2014, 2013 and 2012:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions	Derivative Transactions	Accumulated Other Comprehensive Income (Loss)
Balance at January 28, 2012	$6,449	$3,114	$74	$9,637
Other comprehensive income (loss) before reclassifications	463	(9,122)	(402)	(9,061)
Amounts reclassified from accumulated other comprehensive income	—	61	247	308
Other comprehensive income (loss)	463	(9,061)	(155)	(8,753)
Balance at February 2, 2013	$6,912	$(5,947)	$(81)	$884
Other comprehensive (loss) income before reclassifications	(4,556)	19,136	1,260	15,840
Amounts reclassified from accumulated other comprehensive income	—	393	(441)	(48)
Other comprehensive (loss) income	(4,556)	19,529	819	15,792
Balance at February 1, 2014	$2,356	$13,582	$738	$16,676
Other comprehensive loss before reclassifications	(3,101)	(10,235)	(411)	(13,747)
Amounts reclassified from accumulated other comprehensive income	—	(114)	(103)	(217)
Other comprehensive loss	(3,101)	(10,349)	(514)	(13,964)
Balance at January 31, 2015	$(745)	$3,233	$224	$2,712

The following table sets forth the reclassifications out of accumulated other comprehensive income and the related tax effect by component for 2014 and 2013:

	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Earnings

($ thousands)
	2014	2013
Net gains from derivative financial instruments (1)	(142)	(670)	Costs of goods sold and selling and administrative expenses
Tax provision	39	229	Income tax provision
Net gains from derivative financial instruments, net of tax	(103)	(441)

Pension and other postretirement benefits actuarial (gain) loss (2)	(231)	604	Selling and administrative expenses
Pension benefits prior service expense (2)	27	13	Selling and administrative expenses
Pension and other postretirement benefits adjustments	(204)	617
Tax provision (benefit)	90	(224)	Income tax provision
Pension and other postretirement benefits adjustments, net of tax	(114)	393
Amounts reclassified from accumulated other comprehensive income	(217)	(48)

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

Share-based compensation expense of $6.2 million, $5.6 million and $6.5 million was recognized in 2014, 2013 and 2012, respectively, as a component of selling and administrative expenses. The following table details the share-based compensation expense by plan and the total related income tax benefit for 2014, 2013 and 2012:

($ thousands)	2014	2013	2012
(Income) expense for share-based compensation plans, net of forfeitures:
Stock options	$(46)	$248	$215
Stock performance awards	—	—	328
Restricted stock grants	6,236	5,319	5,946
Total share-based compensation expense	6,190	5,567	6,489
Less: Income tax benefit	2,397	2,136	2,507
Total share-based compensation expense, net of income tax benefit	$3,793	$3,431	$3,982

In addition to the share-based compensation expense disclosed above, the Company also recognized cash-based expense related to performance share units and cash awards granted under the performance share plans.  The Company recognized $6.6 million, $3.7 million and $1.8 million in 2014, 2013 and 2012, respectively, in expense for cash-based awards under the performance share plans.

The Company issued 373,752, 481,916 and 925,676 shares of common stock in 2014, 2013 and 2012, respectively, for restricted stock grants, stock options exercised and stock performance awards issued to employees and common and restricted stock grants issued to directors. There were no significant modifications to any share-based awards in 2014, 2013 or 2012.

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

The following table summarizes restricted stock activity for the year ended January 31, 2015:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Nonvested at February 1, 2014	1,700,098	$13.25
Granted	281,710	28.17
Vested	(364,238)	14.21
Forfeited	(55,100)	15.89
Nonvested at January 31, 2015	1,562,470	$15.61

For the years ended January 31, 2015, February 1, 2014 and February 2, 2013, restricted shares granted were 281,710, 411,735 and 759,400 respectively. Restricted shares forfeited during 2014, 2013 and 2012 were 55,100, 163,250, and 169,300, respectively. The weighted-average fair value of restricted stock awards granted for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, was $28.17, $17.47 and $9.71, respectively. The total grant date fair value of restricted stock awards vested during the years ended January 31, 2015, February 1, 2014 and February 2, 2013, was $5.2 million, $4.1 million and $4.8 million, respectively. As of January 31, 2015, the total remaining unrecognized compensation cost related to nonvested restricted stock grants amounted to $11.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.5 years.

The Company recognized $0.8 million, $2.9 million and $0.9 million in 2014, 2013 and 2012, respectively, of excess tax benefits related to restricted stock vesting and dividends, which was reflected as an increase to additional paid-in capital.

Performance Share Awards
Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which vest generally over a three-year service period. At the end of the three-year period, the employee will be given an amount of shares between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the three-year period. If the awards are granted in units, the employee will be given an amount of cash ranging from 0% to 200% of the equivalent market value of the targeted award.

Expense for performance share awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or cash to be awarded on a straight-line basis for each vesting portion of the stock award. The fair value of the performance share awards is the quoted market price for the Company’s common stock on the date of grant. The Company had nonvested outstanding performance share awards for 148,535 units at various target levels as of January 31, 2015, which may result in the payment of up to 297,070 units at the end of the service periods.

The following table summarizes performance share activity for the year ended January 31, 2015:

	Number of Nonvested Stock Performance Awards at Target Level	Number of Nonvested Stock Performance Awards at Maximum Level	Weighted-Average Grant Date Fair Value
Nonvested at February 1, 2014	164,525	329,050	$12.69
Granted	88,185	176,370	28.18
Vested	(84,275)	(168,550)	9.27
Expired	—	—	—
Forfeited	(19,900)	(39,800)	15.96
Nonvested at January 31, 2015	148,535	297,070	$23.39

The weighted-average grant-date fair value of performance share awards granted for 2014, 2013 and 2012 was $28.18, $17.00 and $9.46, respectively. Performance share awards of 84,275, 117,250 and 140,000 vested in 2014, 2013 and 2012, respectively. In addition to the units granted, $2.4 million of performance share awards were granted in cash during 2014. As of January 31, 2015, the remaining unrecognized compensation cost related to nonvested performance share awards was $9.3 million, which will be recognized over the weighted-average remaining service period of 1.4 years.

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

The Company granted no stock options in 2014 and 4,000 and 26,000 stock options during 2013 and 2012, respectively. Fair values of options granted in 2013 and 2012 were estimated using the Black-Scholes option-pricing model based on the following assumptions:

	2013	2012
Dividend yield	1.7%	3.1%
Expected volatility	67.7%	66.5%
Risk-free interest rate	1.3%	1.4%
Expected term (in years)	7	7

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

Summarized information about stock options outstanding and exercisable at January 31, 2015 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$3.33 - $11.54	82,725	5	$6.23	50,350	$6.71
$11.55 - $14.45	66,000	5	13.95	66,000	13.95
$14.46 - $15.35	101,110	1	15.00	96,860	14.99
$15.36 - $22.44	91,221	1	20.94	91,221	20.94
$22.45 - $35.25	75,747	2	33.50	75,747	33.50
	416,803	3	$17.75	380,178	$18.83

The weighted-average remaining contractual term of stock options outstanding and currently exercisable at January 31, 2015 was 2.9 years and 2.6 years, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable at January 31, 2015 was

$4.9 million and $4.1 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for 2014 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 1, 2014	751,638	$16.88
Granted	—	—
Exercised	(316,835)	15.21
Forfeited	(18,000)	24.36
Canceled or expired	—	—
Outstanding at January 31, 2015	416,803	$17.75
Exercisable at January 31, 2015	380,178	$18.83

The intrinsic value of stock options exercised was $3.8 million, $4.0 million and $0.5 million for 2014, 2013 and 2012, respectively. The amount of cash received from the exercise of stock options was $3.2 million in 2014, $4.9 million in 2013 and $0.9 million in 2012. In addition, 60,624, 91,157 and 33,033 shares were tendered by employees in satisfaction of the exercise price of stock options during 2014, 2013 and 2012, respectively.

The Company recognized $0.1 million in 2014, $0.5 million in 2013 and less than $0.1 million in 2012 of excess tax benefits related to stock option exercises, which was reflected as an increase to additional paid-in capital.

The following table summarizes nonvested stock option activity for 2014 under the current and prior plans:

	Number of Nonvested Options	Weighted-Average Grant Date Fair Value
Nonvested at February 1, 2014	87,750	$5.08
Granted	—	—
Vested	(46,875)	6.42
Forfeited	(4,250)	7.60
Nonvested at January 31, 2015	36,625	$3.28

The weighted-average grant date fair value of stock options granted for 2013 and 2012 was $9.46 and $5.46, respectively. The total grant date fair value of stock options vested during 2014, 2013 and 2012 was $0.3 million, $0.4 million and $0.5 million, respectively. As of January 31, 2015, the total remaining unrecognized compensation cost related to nonvested stock options amounted to less than $0.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.1 years.

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of cash-equivalent restricted stock units (“RSUs”) at no cost to the non-employee director. The RSUs are subject to a vesting requirement (usually one year), earn dividend equivalent units, and are payable in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. Dividend equivalents are paid on outstanding RSUs at the same rate as dividends on the Company’s common stock, are automatically re-invested in additional RSUs, and vest immediately as of the payment date for the dividend. Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs, as remeasured at the end of each period. Expense for the dividend equivalents is recognized at fair value immediately. Gains and losses resulting from changes in the fair value of the RSUs subsequent to the vesting period and through the settlement date are reported in the Company’s consolidated statements of earnings. See Note 5 and Note 13 to the consolidated financial statements for information regarding the deferred compensation plan for non-employee directors.

The following table summarizes restricted stock unit activity for the year ended January 31, 2015:

	Outstanding			Accrued (1)	Nonvested RSUs
	Number of Vested RSUs	Number of Nonvested RSUs	Total Number of RSUs	Total Number of RSUs	Weighted-Average Grant Date Fair Value
February 1, 2014	291,855	54,450	346,305	328,155	$21.30
Granted (2)	2,826	39,123	41,949	29,049	28.71
Vested	54,873	(54,873)	—	18,150	21.35
Settled	(57,260)	—	(57,260)	(57,260)	26.23
January 31, 2015	292,294	38,700	330,994	318,094	$28.72
(1)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.
(2)	Granted RSUs include 3,249 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 2,826 related to outstanding vested RSUs and 423 to outstanding nonvested RSUs.

Information about RSUs granted, vested and settled during 2014, 2013 and 2012 is as follows:

($ thousands, except per unit amounts)	2014	2013	2012
Weighted-average grant date fair value of RSUs granted (1)	$28.69	$21.33	$12.04
Fair value of RSUs vested	1,558	1,600	1,156
RSUs settled	57,260	9,905	6,432
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the total related income tax benefit for 2014, 2013 and 2012:

($ thousands)	2014	2013	2012
Compensation expense	$2,707	$3,258	$2,769
Income tax benefit	(1,053)	(1,267)	(1,077)
Compensation expense, net of income tax benefit	$1,654	$1,991	$1,692

The aggregate intrinsic value of RSUs outstanding and currently vested at January 31, 2015 is $9.4 million and $8.3 million, respectively. Aggregate intrinsic value for RSUs is calculated based on the average of the high and low prices of the Company’s common stock as of the reporting date. As of January 31, 2015 and February 1, 2014, the liabilities associated with the accrued RSUs totaled $8.9 million and $7.8 million, respectively.

16.    RELATED PARTY TRANSACTIONS

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China. During 2013, B&H Footwear transferred the operation of the retail stores in China to CBI. B&H Footwear continues to sell footwear to CBI on a wholesale basis. During 2014, 2013 and 2012, the Company, through its consolidated subsidiary, B&H Footwear, sold $8.6 million, $8.3 million, and $6.9 million, respectively, of Naturalizer footwear on a wholesale basis to CBI.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company submitted a proposed expanded remedy workplan and is awaiting public comment and feedback from the oversight authorities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.4 million as of January 31, 2015. The Company expects to spend approximately $0.2 million in each of the next five years and $14.4 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through January 31, 2015 were $26.9 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at January 31, 2015 is $9.8 million, of which $9.1 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses. Of the total $9.8 million reserve, $5.2 million is for on-site remediation and $4.6 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.3 million at January 31, 2015 related to these sites, which has been discounted at 6.4%. On an undiscounted basis, this liability would be $1.8 million. The Company expects to spend approximately $0.2 million in each of the next five years and $0.8 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

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

During 2014, the Company signed a settlement agreement to resolve a putative class action lawsuit involving wage and hour claims in California for an amount not to exceed $1.5 million. If approved by the court, under the settlement the Company will pay a minimum of $1.0 million in attorneys' fees, costs of administering the settlement and settlement payments to class members who submit claims. The ultimate amount paid to resolve the case may exceed that amount depending on the number of valid claims submitted. In the event that the settlement is not consummated, the parties will continue to litigate whether the action should proceed as a class action with a hearing scheduled for the second quarter of 2015. The reserve for this matter as of January 31, 2015 is $1.5 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 31, 2015
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$13,891	$8,770	$44,742	$—	$67,403
Receivables, net	89,030	5,398	42,218	—	136,646
Inventories, net	148,082	386,468	8,553	—	543,103
Prepaid expenses and other current assets	41,494	24,397	5,344	(27,491)	43,744
Intercompany receivable - current	1,194	279	8,471	(9,944)	—
Total current assets	293,691	425,312	109,328	(37,435)	790,896
Property and equipment, net	29,237	118,525	1,981	—	149,743
Goodwill and intangible assets, net	117,792	16,795	—	—	134,587
Other assets	127,879	13,104	603	—	141,586
Investment in subsidiaries	982,640	200,946	—	(1,183,586)	—
Intercompany receivable - noncurrent	459,774	581,594	264,673	(1,306,041)	—
Total assets	$2,011,013	$1,356,276	$376,585	$(2,527,062)	$1,216,812

Liabilities and Equity
Current liabilities:
Trade accounts payable	$60,377	$117,899	$37,645	$—	$215,921
Other accrued expenses	106,682	94,108	7,863	(27,491)	181,162
Intercompany payable - current	4,948	361	4,635	(9,944)	—
Total current liabilities	172,007	212,368	50,143	(37,435)	397,083
Other liabilities:
Long-term debt	199,197	—	—	—	199,197
Other liabilities	41,847	36,869	194	—	78,910
Intercompany payable - noncurrent	1,057,052	124,399	124,590	(1,306,041)	—
Total other liabilities	1,298,096	161,268	124,784	(1,306,041)	278,107
Equity:
Brown Shoe Company, Inc. shareholders’ equity	540,910	982,640	200,946	(1,183,586)	540,910
Noncontrolling interests	—	—	712	—	712
Total equity	540,910	982,640	201,658	(1,183,586)	541,622
Total liabilities and equity	$2,011,013	$1,356,276	$376,585	$(2,527,062)	$1,216,812

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED JANUARY 31, 2015

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$788,708	$1,741,123	$223,846	$(181,968)	$2,571,709
Cost of goods sold	570,343	958,055	155,629	(152,418)	1,531,609
Gross profit	218,365	783,068	68,217	(29,550)	1,040,100
Selling and administrative expenses	231,141	679,918	29,173	(29,550)	910,682
Restructuring and other special charges, net	3,484	—	—	—	3,484
Operating (loss) earnings	(16,260)	103,150	39,044	—	125,934
Interest expense	(20,444)	(1)	—	—	(20,445)
Loss on early extinguishment of debt	(420)	—	—	—	(420)
Interest income	31	232	116	—	379
Intercompany interest income (expense)	12,940	(14,212)	1,272	—	—
Gain on sale of subsidiary	4,679	—	—	—	4,679
(Loss) earnings before income taxes	(19,474)	89,169	40,432	—	110,127
Income tax benefit (provision)	16,341	(38,351)	(5,174)	—	(27,184)
Equity in earnings of subsidiaries, net of tax	85,983	35,165	—	(121,148)	—
Net earnings	82,850	85,983	35,258	(121,148)	82,943
Less: Net earnings attributable to noncontrolling interests	—	—	93	—	93
Net earnings attributable to Brown Shoe Company, Inc.	$82,850	$85,983	$35,165	$(121,148)	$82,850

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED JANUARY 31, 2015
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$82,850	$85,983	$35,258	$(121,148)	$82,943
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	(3,197)	52	—	(3,145)
Pension and other postretirement benefits adjustments	(10,003)	(346)	—	—	(10,349)
Derivative financial instruments	(1,250)	736	—	—	(514)
Other comprehensive (loss) income from investment in subsidiaries	(2,711)	96	—	2,615	—
Other comprehensive (loss) income, net of tax	(13,964)	(2,711)	52	2,615	(14,008)
Comprehensive income	68,886	83,272	35,310	(118,533)	68,935
Comprehensive income attributable to noncontrolling interests	—	—	49	—	49
Comprehensive income attributable to Brown Shoe Company, Inc.	$68,886	$83,272	$35,261	$(118,533)	$68,886

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JANUARY 31, 2015
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash provided by operating activities	$9,494	$61,569	$47,749	—	$118,812
Investing activities
Purchases of property and equipment	(7,129)	(37,115)	(708)	—	(44,952)
Capitalized software	(4,834)	(194)	(58)	—	(5,086)
Acquisition of trademarks	(65,065)	—	—	—	(65,065)
Investment in nonconsolidated affiliate	(7,000)	—	—	—	(7,000)
Net proceeds from sale of subsidiaries, inclusive of note receivable	10,120	—	—	—	10,120
Intercompany investing	(2,314)	2,314	—	—	—
Net cash used for investing activities	(76,222)	(34,995)	(766)	—	(111,983)
Financing activities
Borrowings under revolving credit agreement	867,000	—	—	—	867,000
Repayments under revolving credit agreement	(874,000)	—	—	—	(874,000)
Dividends paid	(12,237)	—	—	—	(12,237)
Debt issuance costs	(2,618)	—	—	—	(2,618)
Issuance of common stock under share-based plans, net	443	—	—	—	443
Tax benefit related to share-based plans	929	—	—	—	929
Intercompany financing	101,102	(46,317)	(54,785)	—	—
Net cash provided by (used for) financing activities	80,619	(46,317)	(54,785)	—	(20,483)
Effect of exchange rate changes on cash and cash equivalents	—	(1,489)	—	—	(1,489)
Increase (decrease) in cash and cash equivalents	13,891	(21,232)	(7,802)	—	(15,143)
Cash and cash equivalents at beginning of year	—	30,002	52,544	—	82,546
Cash and cash equivalents at end of year	$13,891	$8,770	$44,742	$—	$67,403

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 1, 2014
			Non- Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$30,002	$52,544	$—	$82,546
Receivables, net	84,428	2,349	42,440	—	129,217
Inventories, net	119,131	421,101	7,299	—	547,531
Prepaid expenses and other current assets	38,069	16,024	3,984	(24,941)	33,136
Current assets - discontinued operations	119	—	—	—	119
Intercompany receivable - current	602	191	8,860	(9,653)	—
Total current assets	242,349	469,667	115,127	(34,594)	792,549
Property and equipment, net	27,201	114,359	2,000	—	143,560
Goodwill and intangible assets, net	55,225	18,448	—	—	73,673
Other assets	123,066	15,864	691	—	139,621
Investment in subsidiaries	865,700	165,970	—	(1,031,670)	—
Intercompany receivable - noncurrent	457,507	482,180	230,572	(1,170,259)	—
Total assets	$1,771,048	$1,266,488	$348,390	$(2,236,523)	$1,149,403

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$7,000	$—	$—	$—	$7,000
Trade accounts payable	72,349	116,604	37,649	—	226,602
Other accrued expenses	81,902	87,045	8,539	(24,941)	152,545
Current liabilities - discontinued operations	708	—	—	—	708
Intercompany payable - current	4,689	766	4,198	(9,653)	—
Total current liabilities	166,648	204,415	50,386	(34,594)	386,855
Other liabilities:
Long-term debt	199,010	—	—	—	199,010
Other liabilities	38,657	46,055	1,464	—	86,176
Intercompany payable - noncurrent	890,034	150,318	129,907	(1,170,259)	—
Total other liabilities	1,127,701	196,373	131,371	(1,170,259)	285,186
Equity:
Brown Shoe Company, Inc. shareholders’ equity	476,699	865,700	165,970	(1,031,670)	476,699
Noncontrolling interests	—	—	663	—	663
Total equity	476,699	865,700	166,633	(1,031,670)	477,362
Total liabilities and equity	$1,771,048	$1,266,488	$348,390	$(2,236,523)	$1,149,403

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net sales	$733,996	$1,768,049	$225,745	$(214,677)	$2,513,113
Cost of goods sold	549,281	975,389	160,766	(186,611)	1,498,825
Gross profit	184,715	792,660	64,979	(28,066)	1,014,288
Selling and administrative expenses	217,902	688,526	31,387	(28,066)	909,749
Restructuring and other special charges, net	686	576	—	—	1,262
Impairment of assets held for sale	—	—	4,660	—	4,660
Operating (loss) earnings	(33,873)	103,558	28,932	—	98,617
Interest expense	(21,163)	(91)	—	—	(21,254)
Interest income	23	278	76	—	377
Intercompany interest income (expense)	13,414	(15,399)	1,985	—	—
Intercompany dividend	—	7,778	(7,778)	—	—
(Loss) earnings before income taxes from continuing operations	(41,599)	96,124	23,215	—	77,740
Income tax benefit (provision)	7,496	(29,390)	(1,864)	—	(23,758)
Equity in earnings from continuing operations of subsidiaries, net of tax	88,262	21,528	—	(109,790)	—
Net earnings from continuing operations	54,159	88,262	21,351	(109,790)	53,982
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(5,296)	1,073	(351)	—	(4,574)
Disposition/impairment of discontinued operations, net of tax	—	1,042	(12,554)	—	(11,512)
Equity in loss from discontinued operations of subsidiaries, net of tax	(10,790)	(12,905)	—	23,695	—
Net loss from discontinued operations	(16,086)	(10,790)	(12,905)	23,695	(16,086)
Net earnings	38,073	77,472	8,446	(86,095)	37,896
Plus: Net loss attributable to noncontrolling interests	—	—	(177)	—	(177)
Net earnings attributable to Brown Shoe Company, Inc.	$38,073	$77,472	$8,623	$(86,095)	$38,073

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$38,073	$77,472	$8,446	$(86,095)	$37,896
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(4,421)	(117)	—	(4,538)
Pension and other postretirement benefits adjustments	19,114	415	—	—	19,529
Derivative financial instruments	(55)	874	—	—	819
Other comprehensive loss from investment in subsidiaries	(3,317)	(185)	—	3,502	—
Other comprehensive income (loss), net of tax	15,742	(3,317)	(117)	3,502	15,810
Comprehensive income	53,815	74,155	8,329	(82,593)	53,706
Comprehensive loss attributable to noncontrolling interests	—	—	(109)	—	(109)
Comprehensive income attributable to Brown Shoe Company, Inc.	$53,815	$74,155	$8,438	$(82,593)	$53,815

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash provided by (used for) operating activities	$60,774	$63,384	$(20,126)	$—	$104,032
Investing activities
Purchases of property and equipment	(5,595)	(37,478)	(895)	—	(43,968)
Capitalized software	(4,920)	(193)	(122)	—	(5,235)
Net proceeds from sale of subsidiaries	—	69,347	—	—	69,347
Intercompany investing	(1,128)	1,128	—	—	—
Net cash (used for) provided by investing activities	(11,643)	32,804	(1,017)	—	20,144
Financing activities
Borrowings under revolving credit agreement	1,129,000	—	—	—	1,129,000
Repayments under revolving credit agreement	(1,227,000)	—	—	—	(1,227,000)
Dividends paid	(12,105)	—	—	—	(12,105)
Issuance of common stock under share-based plans, net	804	—	—	—	804
Tax benefit related to share-based plans	3,439	—	—	—	3,439
Contributions by noncontrolling interest	—	—	50	—	50
Intercompany financing	56,731	(94,205)	37,474	—	—
Net cash (used for) provided by financing activities	(49,131)	(94,205)	37,524	—	(105,812)
Effect of exchange rate changes on cash and cash equivalents	—	(4,041)	—	—	(4,041)
(Decrease) increase in cash and cash equivalents	—	(2,058)	16,381	—	14,323
Cash and cash equivalents at beginning of year	—	32,060	36,163	—	68,223
Cash and cash equivalents at end of year	$—	$30,002	$52,544	$—	$82,546

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net sales	$689,630	$1,805,260	$219,214	$(236,308)	$2,477,796
Cost of goods sold	528,925	1,014,703	154,681	(209,088)	1,489,221
Gross profit	160,705	790,557	64,533	(27,220)	988,575
Selling and administrative expenses	189,857	692,124	36,905	(27,220)	891,666
Restructuring and other special charges, net	12,261	10,170	—	—	22,431
Operating (loss) earnings	(41,413)	88,263	27,628	—	74,478
Interest expense	(22,584)	(389)	—	—	(22,973)
Interest income	10	258	54	—	322
Intercompany interest income (expense)	13,073	(13,525)	452	—	—
(Loss) earnings before income taxes from continuing operations	(50,914)	74,607	28,134	—	51,827
Income tax benefit (provision)	15,973	(28,362)	(4,267)	—	(16,656)
Equity in earnings from continuing operations of subsidiaries, net of tax	70,399	24,154	—	(94,553)	—
Net earnings from continuing operations	35,458	70,399	23,867	(94,553)	35,171
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	802	(4,164)	(1,075)	—	(4,437)
Disposition/impairment of discontinued operations, net of tax	(3,530)	—	—	—	(3,530)
Equity in loss from discontinued operations of subsidiaries, net of tax	(5,239)	(1,075)	—	6,314	—
Net loss from discontinued operations	(7,967)	(5,239)	(1,075)	6,314	(7,967)
Net earnings	27,491	65,160	22,792	(88,239)	27,204
Plus: Net loss attributable to noncontrolling interests	—	—	(287)	—	(287)
Net earnings attributable to Brown Shoe Company, Inc.	$27,491	$65,160	$23,079	$(88,239)	$27,491

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$27,491	$65,160	$22,792	$(88,239)	$27,204
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	475	—	—	475
Pension and other postretirement benefits adjustments	(8,871)	(190)	—	—	(9,061)
Derivative financial instruments	134	(289)	—	—	(155)
Other comprehensive loss from investment in subsidiaries	(16)	(12)	—	28	—
Other comprehensive loss, net of tax	(8,753)	(16)	—	28	(8,741)
Comprehensive income	18,738	65,144	22,792	(88,211)	18,463
Comprehensive loss attributable to noncontrolling interests	—	—	(275)	—	(275)
Comprehensive income attributable to Brown Shoe Company, Inc.	$18,738	$65,144	$23,067	$(88,211)	$18,738

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash provided by operating activities	$53,628	$110,422	$33,887	$—	$197,937
Investing activities
Purchases of property and equipment	(10,132)	(43,711)	(1,958)	—	(55,801)
Capitalized software	(7,925)	—	(3)	—	(7,928)
Acquisition cost	—	(5,000)	—	—	(5,000)
Net cash used for investing activities	(18,057)	(48,711)	(1,961)	—	(68,729)
Financing activities
Borrowings under revolving credit agreement	805,000	—	—	—	805,000
Repayments under revolving credit agreement	(901,000)	—	—	—	(901,000)
Intercompany financing	77,582	(64,083)	(13,499)	—	—
Dividend paid	(12,011)	—	—	—	(12,011)
Issuance of common stock under share-based plans, net	(1,700)	—	—	—	(1,700)
Tax benefit related to share-based plans	944	—	—	—	944
Net cash used for by financing activities	(31,185)	(64,083)	(13,499)	—	(108,767)
Effect of exchange rate changes on cash and cash equivalents	—	100	—	—	100
Increase (decrease) in cash and cash equivalents	4,386	(2,272)	18,427	—	20,541
Cash and cash equivalents at beginning of year	(4,386)	34,332	17,736	—	47,682
Cash and cash equivalents at end of year	$—	$32,060	$36,163	$—	$68,223

19.    QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial results (unaudited) for 2014 and 2013 are as follows:

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(13 Weeks)
2014
Net sales	$591,162	$635,877	$729,277	$615,393
Gross profit	242,341	259,642	290,730	247,387
Net earnings	15,476	18,039	33,237	16,191
Net earnings attributable to Brown Shoe Company, Inc.	15,429	18,064	33,113	16,244
Per share of common stock:
Basic earnings per common share attributable to Brown Shoe Company, Inc. shareholders (1)	0.35	0.41	0.76	0.37
Diluted earnings per common share attributable to Brown Shoe Company, Inc. shareholders (1)	0.35	0.41	0.75	0.37
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	28.73	29.65	32.31	33.67
Low	22.30	23.14	25.30	26.39
(1) EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(13 Weeks)
2013
Net sales	$588,656	$621,706	$702,788	$599,962
Gross profit	240,016	254,626	278,240	241,407
Net (loss) earnings	(10,832)	15,283	27,284	6,161
Net (loss) earnings attributable to Brown Shoe Company, Inc.	(10,762)	15,357	27,314	6,164
Per share of common stock:
Basic (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders (1)	(0.26)	0.36	0.63	0.14
Diluted (loss) earnings per common share attributable to Brown Shoe Company, Inc. shareholders (1)	(0.26)	0.35	0.63	0.14
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	18.48	24.78	24.25	28.70
Low	15.24	16.62	21.26	22.23
(1) EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period

Description
($ thousands)
YEAR ENDED JANUARY 31, 2015
Deducted from assets or accounts:
Doubtful accounts and allowances	$832	$1,716	$—	$313	(A)	$2,235
Customer allowances	19,862	46,878	—	44,834	(B)	21,906
Customer discounts	776	3,519	—	3,043	(B)	1,252
Inventory valuation allowances	17,739	50,781	—	52,469	(C)	16,051
Deferred tax asset valuation allowance	13,949	714	—	3,149	(D)	11,514
YEAR ENDED FEBRUARY 1, 2014
Deducted from assets or accounts:
Doubtful accounts and allowances	$973	$602	$—	$743	(A)	$832
Customer allowances	19,080	45,099	—	44,317	(B)	19,862
Customer discounts	489	4,809	—	4,522	(B)	776
Inventory valuation allowances	19,080	53,881	—	55,222	(C)	17,739
Deferred tax asset valuation allowance	8,014	6,490	—	555	(D)	13,949
YEAR ENDED FEBRUARY 2, 2013
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,352	$1,329	$—	$1,708	(A)	$973
Customer allowances	19,465	44,759	—	45,144	(B)	19,080
Customer discounts	350	4,284	—	4,145	(B)	489
Inventory valuation allowances	17,105	56,797	—	54,822	(C)	19,080
Deferred tax asset valuation allowance	6,465	1,815	—	266	(D)	8,014

(A)	Accounts written off, net of recoveries.

(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.

(C)	Adjustment upon disposal of related inventories.

(D)	Reflects reductions to valuation allowance for the net operating loss carryforwards for certain states based on the Company’s expectations for utilization of net operating loss carryforwards.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	CONTROLS AND PROCEDURES

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of January 31, 2015 management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Executive Officers of the Registrant that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Compensation Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	416,803 (1)	$17.75 (1)	2,454,610 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	416,803	$17.75	2,454,610

(1)
Column (a) includes 416,803 outstanding stock options (includes vested and nonvested options). Performance share rights were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes restricted stock units granted to independent directors and independent directors’ deferred compensation units, which are payable only in cash and are described further in Note 15 to the consolidated financial statements.

(2)
Represents our remaining shares available for award grants based upon the plan provisions, which reflects our practice to reserve shares for outstanding awards. Per our current practice, the number of securities available for grant has been reduced for stock option grants. Performance share awards are reserved based on the maximum payout level.

Information regarding share-based plans is set forth in Note 15 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding our Principal Accounting Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2015, which information is incorporated herein by reference.

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

	3.2	Bylaws of the Company as amended through March 23, 2015, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated and filed March 24, 2015.
4.2a
Indenture for the 7.125% Senior Notes due 2019, dated May 11, 2011 among Brown Shoe Company, Inc., the subsidiary guarantors set forth therein, and Wells Fargo Bank, National Association, as trustee, as incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated and filed May 13, 2011.

	4.2b	Form of 7.125% Senior Notes due 2019, as incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated and filed May 13, 2011.
†	4.2c
First Supplemental Indenture for the 7.125% Senior Notes due 2019, dated as of February 1, 2015 among Brown Shoe Company, Inc., the subsidiary guarantors set forth therein, and Wells Fargo Bank, National Association, as trustee, filed herewith.

10.1
Fourth Amended and Restated Credit Agreement, dated as of December 18, 2014 (the “Credit Agreement”), among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and Bank of America, N.A., as lead issuing bank, administrative agent and collateral agent, Wells Fargo Bank, National Association, as an issuing bank, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A. and SunTrust Bank, as co-documentation agents, and the other financial institutions party thereto, as lenders, as incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed December 19, 2014.

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

10.2c(2)*
Form of Non-Qualified Stock Option Award Agreement (for grants prior to May 2008) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 31, 2004, and filed September 8, 2004.

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

10.3(b)(1)*
Form of Performance Award Agreement (for 2012-2014 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 28, 2012, and filed September 5, 2012.

10.3(b)(2)*
Form of Performance Award Agreement (for 2013-2015 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(3) to the Company’s Form 10-K for the year ended February 2, 2013, and filed April 2, 2013.

10.3(b)(3)*
Form of Performance Award Agreement (for 2014-2016 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(4) to the Company's Form 10-K for the year ended February 1, 2014, and filed April 1, 2014.

†	10.3(b)(4)*	Form of Performance Award Agreement (for 2015-2017 performance period) under the Brown Shoe Company, Inc. Incentive and Stock Compensation Plan of 2011, filed herewith.
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

†	10.12*	Severance Agreement, dated March 24, 2009 and effective as of April 1, 2009, between the Company and Daniel R. Friedman, filed herewith.
	10.13*
Form of Amendment letter dated December 18, 2009, to the Severance Agreements between the Company and each of: Richard M. Ausick, Daniel R. Friedman, Douglas W. Koch and Diane M. Sullivan, as incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended July 31, 2010, and filed September 7, 2010.

	10.14*
Severance Agreement, effective February 16, 2015, between the Company and Kenneth H. Hannah, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed February 6, 2015.

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

BROWN SHOE COMPANY, INC.

By:	/s/ Kenneth H. Hannah
Kenneth H. Hannah
Senior Vice President and Chief Financial Officer

Date: March 31, 2015

Know all men by these presents, that each person whose signature appears below constitutes and appoints Diane M. Sullivan, Kenneth H. Hannah and Michael I. Oberlander his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, on the dates and in the capacities indicated.

Signatures	Date	Title

/s/ Diane M. Sullivan
Diane M. Sullivan	March 31, 2015	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Kenneth H. Hannah
Kenneth H. Hannah	March 31, 2015	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Daniel L. Karpel
Daniel L. Karpel	March 31, 2015	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Mario L. Baeza
Mario L. Baeza	March 23, 2015	Director

/s/ W. Lee Capps
W. Lee Capps	March 23, 2015	Director

/s/ Lori H. Greeley
Lori H. Greeley	March 23, 2015	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	March 23, 2015	Director

/s/ Carla C. Hendra
Carla C. Hendra	March 23, 2015	Director

/s/ Ward M. Klein
Ward M. Klein	March 23, 2015	Director

/s/ Steven W. Korn
Steven W. Korn	March 23, 2015	Director

/s/ Patricia G. McGinnis
Patricia G. McGinnis	March 23, 2015	Director

/s/ W. Patrick McGinnis
W. Patrick McGinnis	March 23, 2015	Director

/s/ Michael F. Neidorff
Michael F. Neidorff	March 23, 2015	Director

/s/ Harold B. Wright
Harold B. Wright	March 23, 2015	Director