Form 10-Q
period 2015-05-02
CALERES INC
filed 2015-06-10
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 2, 2015

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of May 29, 2015, 43,742,093 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	May 2, 2015	May 3, 2014	January 31, 2015
Assets
Current assets
Cash and cash equivalents	$66,330	$36,668	$67,403
Receivables, net	126,512	105,746	136,646
Inventories, net	498,513	512,811	543,103
Prepaid expenses and other current assets	41,003	37,913	43,744
Total current assets	732,358	693,138	790,896

Other assets	144,309	136,256	141,586
Goodwill	13,954	13,954	13,954
Intangible assets, net	119,703	123,796	120,633
Property and equipment	442,273	428,454	438,696
Allowance for depreciation	(288,923)	(286,636)	(288,953)
Net property and equipment	153,350	141,818	149,743
Total assets	$1,163,674	$1,108,962	$1,216,812

Liabilities and Equity
Current liabilities
Trade accounts payable	$172,116	$195,703	$215,921
Other accrued expenses	158,700	141,718	181,162
Total current liabilities	330,816	337,421	397,083

Other liabilities
Long-term debt	199,244	199,057	199,197
Deferred rent	41,441	37,368	39,742
Other liabilities	37,853	42,345	39,168
Total other liabilities	278,538	278,770	278,107

Equity
Common stock	437	437	437
Additional paid-in capital	134,373	133,916	138,957
Accumulated other comprehensive income	3,672	17,153	2,712
Retained earnings	414,992	340,567	398,804
Total Caleres, Inc. shareholders’ equity	553,474	492,073	540,910
Noncontrolling interests	846	698	712
Total equity	554,320	492,771	541,622
Total liabilities and equity	$1,163,674	$1,108,962	$1,216,812
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 2, 2015	May 3, 2014
Net sales	$602,283	$591,162
Cost of goods sold	353,757	348,821
Gross profit	248,526	242,341
Selling and administrative expenses	218,190	213,615
Operating earnings	30,336	28,726
Interest expense	(4,463)	(5,306)
Interest income	304	76
Earnings before income taxes	26,177	23,496
Income tax provision	(6,786)	(8,020)
Net earnings	19,391	15,476
Net earnings attributable to noncontrolling interests	130	47
Net earnings attributable to Caleres, Inc.	$19,261	$15,429

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.44	$0.35

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.44	$0.35

Dividends per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 2, 2015	May 3, 2014
Net earnings	$19,391	$15,476
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,392	887
Pension and other postretirement benefits adjustments	(215)	(23)
Derivative financial instruments	(217)	(387)
Other comprehensive income, net of tax	960	477
Comprehensive income	20,351	15,953
Comprehensive income attributable to noncontrolling interests	134	35
Comprehensive income attributable to Caleres, Inc.	$20,217	$15,918
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 2, 2015	May 3, 2014
Operating Activities
Net earnings	$19,391	$15,476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,558	8,484
Amortization of capitalized software	3,094	3,235
Amortization of intangible assets	930	988
Amortization of debt issuance costs and debt discount	301	628
Share-based compensation expense	1,687	1,555
Tax benefit related to share-based plans	(2,401)	(1,769)
Loss on disposal of facilities and equipment	213	319
Impairment charges for facilities and equipment	374	291
Deferred rent	1,699	(1,225)
Provision for doubtful accounts	(88)	56
Changes in operating assets and liabilities, net of dispositions:
Receivables	10,224	23,385
Inventories	45,312	35,144
Prepaid expenses and other current and noncurrent assets	(2,365)	(1,917)
Trade accounts payable	(43,918)	(31,081)
Accrued expenses and other liabilities	(21,468)	(16,694)
Other, net	371	(492)
Net cash provided by operating activities	21,914	36,383

Investing Activities
Purchases of property and equipment	(12,905)	(7,381)
Capitalized software	(955)	(1,245)
Acquisition of trademarks	—	(65,065)
Net cash used for investing activities	(13,860)	(73,691)

Financing Activities
Borrowings under revolving credit agreement	86,000	251,000
Repayments under revolving credit agreement	(86,000)	(258,000)
Dividends paid	(3,073)	(3,053)
Acquisition of treasury stock	(4,921)	—
Issuance of common stock under share-based plans, net	(3,751)	(803)
Tax benefit related to share-based plans	2,401	1,769
Net cash used for financing activities	(9,344)	(9,087)
Effect of exchange rate changes on cash and cash equivalents	217	517
Decrease in cash and cash equivalents	(1,073)	(45,878)
Cash and cash equivalents at beginning of period	67,403	82,546
Cash and cash equivalents at end of period	$66,330	$36,668
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

On May 28, 2015, the shareholders of Brown Shoe Company, Inc. approved a rebranding initiative that changed the name of the company to Caleres, Inc. (the "Company"). The Company's stock trades on the New York Stock Exchange under the ticker symbol "CAL".

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations, comprehensive income and cash flows of Caleres, Inc. These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

The Company’s business is seasonal in nature due to consumer spending patterns, with higher back-to-school and Christmas holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company’s earnings for the year. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings attributable to Caleres, Inc.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2015.

Note 2	Impact of New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.  The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited.  The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a direct deduction from the associated debt liability in the balance sheet, consistent with the presentation of debt discounts. The amortization of debt issuance costs will continue to be reported as interest expense in the statement of earnings. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The ASU, which is to be applied on a retrospective basis and reported as a change in accounting principle, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 will not affect the Company’s results of operations or cash flows, but it will require the Company to reclassify its deferred financing costs from other assets to borrowings under revolving credit agreement and long-term debt on a retrospective basis.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by ASC 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with retrospective application to all periods presented. Early application is permitted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

Note 3	Dispositions

On December 12, 2014, Caleres Investment Company, Inc. ("CIC") (formerly known as Brown Shoe Investment Company, Inc.), the sole shareholder of Shoes.com, Inc. ("Shoes.com"), simultaneously entered into and closed a Stock Purchase Agreement by and among CIC and an affiliate of ShoeMe Technologies Limited ("the Purchaser"), pursuant to which the Purchaser acquired all of the outstanding capital stock, inventory and other assets of Shoes.com from CIC and the Company agreed to provide certain transition services. The aggregate purchase price of the sale was $15.0 million, subject to working capital and other adjustments. The Company received $4.4 million in cash and a $7.5 million face value secured convertible note ("convertible note") at closing, from the sale of stock, the sale of inventory and other assets, and the provision of transitional services, less working capital adjustments. The convertible note requires installments over four years with the first payment of $1.25 million due on July 1, 2017 and quarterly installments of $0.6 million thereafter, plus accrued interest, until it matures on December 12, 2019. Interest accrues at an annual rate of 6% until December 11, 2016, 7% until December 11, 2017, 8% until December 11, 2018, and 9% until the maturity date. The principal and outstanding accrued interest is convertible into common stock of the Purchaser at a conversion price of CAD 21.50 per share, at the Company's option, or automatically upon a qualified initial public offering ("IPO") by the Purchaser at the IPO price. The fair value of the convertible note of $7.0 million at May 2, 2015 is included in other assets on the condensed consolidated balance sheets.

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

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended May 2, 2015 and May 3, 2014:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 2, 2015	May 3, 2014
NUMERATOR
Net earnings	$19,391	$15,476
Net earnings attributable to noncontrolling interests	(130)	(47)
Net earnings allocated to participating securities	(654)	(592)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$18,607	$14,837

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	42,313	41,887
Dilutive effect of share-based awards	145	229
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	42,458	42,116

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.44	$0.35

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.44	$0.35

Options to purchase 62,997 and 74,997 shares of common stock for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

Note 5	Restructuring and Other Initiatives

Portfolio Realignment
The Company's portfolio realignment efforts included the sale of American Sporting Goods Corporation; the sale of the AND 1 division; exiting certain women's specialty and private label brands; exiting the children's wholesale business; the sale and closure of sourcing and supply chain assets; closing or relocating numerous underperforming or poorly aligned retail stores; the termination of the Etienne Aigner license agreement; the election not to renew the Vera Wang license in accordance with agreement terms; and other infrastructure changes. These portfolio realignment efforts began in 2011 and were completed in 2013.

Following is a summary of the settlements by category of costs.  The Company expects all portfolio realignment costs to be settled by the end of fiscal 2016.

($ millions)	Employee	Facility	Total
Reserve balance at February 1, 2014	$1.0	$1.4	$2.4
Amounts settled in first quarter 2014	(0.4)	(0.1)	(0.5)
Reserve balance at May 3, 2014	$0.6	$1.3	$1.9
Additional settlements in 2014	(0.5)	(0.3)	(0.8)
Reserve balance at January 31, 2015	$0.1	$1.0	$1.1
Amounts settled in first quarter 2015	(0.1)	(0.1)	(0.2)
Reserve balance at May 2, 2015	$—	$0.9	$0.9

Note 6	Business Segment Information

During the fourth quarter of 2014, following the sale of Shoes.com, the Company revised its reportable segments. This change reflects the Company's omni-channel approach to managing its branded footwear business across all distribution channels.

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended May 2, 2015 and May 3, 2014.

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended May 2, 2015
External sales	$360,020	$242,263	$—	$602,283
Intersegment sales	—	17,326	—	17,326
Operating earnings (loss)	27,960	11,060	(8,684)	30,336
Segment assets	486,585	450,600	226,489	1,163,674

Thirteen Weeks Ended May 3, 2014
External sales	$366,726	$224,436	$—	$591,162
Intersegment sales	—	20,550	—	20,550
Operating earnings (loss)	26,730	11,203	(9,207)	28,726
Segment assets	515,852	459,304	133,806	1,108,962

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	May 2, 2015	May 3, 2014
Operating earnings	$30,336	$28,726
Interest expense	(4,463)	(5,306)
Interest income	304	76
Earnings before income taxes	$26,177	$23,496

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets were attributable to the Company's operating segments as follows:

($ thousands)	May 2, 2015	May 3, 2014	January 31, 2015
Intangible Assets
Famous Footwear	$2,800	$3,000	$2,800
Brand Portfolio	183,068	183,068	183,068
Total intangible assets	185,868	186,068	185,868
Accumulated amortization	(66,165)	(62,272)	(65,235)
Total intangible assets, net	119,703	123,796	120,633
Goodwill
Brand Portfolio	13,954	13,954	13,954
Total goodwill	13,954	13,954	13,954
Goodwill and intangible assets, net	$133,657	$137,750	$134,587

Intangible assets consist primarily of owned and licensed trademarks, of which $20.8 million as of May 2, 2015 and January 31, 2015 and $21.0 million as of May 3, 2014, are not subject to amortization. The remaining intangible assets are subject to amortization and have useful lives ranging from 15 to 40 years as of May 2, 2015. Amortization expense related to intangible assets was $0.9 million and $1.0 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

On February 3, 2014, the Company entered into and simultaneously closed an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which the Company acquired the Franco Sarto trademarks.  As consideration, the Company paid a cash purchase price of $65.0 million at the time of closing.  As a result of entering into and closing the Asset Purchase Agreement, the Company’s license agreement, granting the Company the right to sell footwear and other products using the Franco Sarto trademarks through 2019, was terminated.  The purchase price of $65.0 million, as well as transaction costs of $0.1 million, are being amortized over its useful life of 40 years.

In December 2014, in conjunction with the disposition of Shoes.com as further described in Note 3 to the condensed consolidated financial statements, the Company sold intangible assets with a carrying value of $0.2 million. The intangible assets were previously included in the Famous Footwear segment.

Note 8	Shareholders’ Equity

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2015	$540,910	$712	$541,622
Net earnings	19,261	130	19,391
Other comprehensive income	960	4	964
Dividends paid	(3,073)	—	(3,073)
Acquisition of treasury stock	(4,921)	—	(4,921)
Issuance of common stock under share-based plans, net	(3,751)	—	(3,751)
Tax benefit related to share-based plans	2,401	—	2,401
Share-based compensation expense	1,687	—	1,687
Equity at May 2, 2015	$553,474	$846	$554,320

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 1, 2014	$476,699	$663	$477,362
Net earnings	15,429	47	15,476
Other comprehensive income (loss)	477	(12)	465
Dividends paid	(3,053)	—	(3,053)
Issuance of common stock under share-based plans, net	(803)	—	(803)
Tax benefit related to share-based plans	1,769	—	1,769
Share-based compensation expense	1,555	—	1,555
Equity at May 3, 2014	$492,073	$698	$492,771

Accumulated Other Comprehensive Income
The following table sets forth the changes in accumulated other comprehensive income by component for the thirteen weeks ended May 2, 2015 and May 3, 2014:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive Income (Loss)
Balance January 31, 2015	$(745)	$3,233	$224	$2,712
Other comprehensive income (loss) before reclassifications, net of tax	1,392	—	(260)	1,132
Reclassifications:
Amounts reclassified from accumulated other comprehensive income	—	(357)	71	(286)
Tax provision (benefit)	—	142	(28)	114
Net reclassifications	—	(215)	43	(172)
Other comprehensive income (loss)	1,392	(215)	(217)	960
Balance May 2, 2015	$647	$3,018	$7	$3,672

Balance February 1, 2014	$2,356	$13,582	$738	$16,676
Other comprehensive income (loss) before reclassifications	887	—	(333)	554
Reclassifications:
Amounts reclassified from accumulated other comprehensive income	—	(42)	(78)	(120)
Tax provision	—	19	24	43
Net reclassifications	—	(23)	(54)	(77)
Other comprehensive income (loss)	887	(23)	(387)	477
Balance May 3, 2014	$3,243	$13,559	$351	$17,153

(1)
Amounts reclassified are included in selling and administrative expenses. See Note 10 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)
Amounts reclassified are included in costs of goods sold and selling and administrative expenses. See Note 11 and 12 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 9	Share-Based Compensation

The Company recognized share-based compensation expense of $1.7 million and $1.6 million during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

The Company issued 344,679 and 452,125 shares of common stock during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, for stock-based awards, stock options exercised and directors' fees.

During the thirteen weeks ended May 2, 2015 and May 3, 2014, the Company granted 285,421 and 270,910 restricted shares, respectively, to certain employees with weighted-average grant date fair values of $30.06 and $28.18, respectively. Of the 285,421 restricted shares granted during the thirteen weeks ended May 2, 2015, 272,921 of the shares will vest in four years and 12,500 of the shares will vest in five years. Of the 270,910 restricted shares granted during the thirteen weeks ended May 3, 2014, 269,110 of the shares vest in four years and the remaining 1,800 restricted shares vested in one year. Share-based compensation expense is recognized on a straight-line basis over the respective vesting periods. During the thirteen weeks ended May 2, 2015 and May 3, 2014, the Company canceled 34,850 and zero shares of restricted stock awards, respectively, as a result of forfeitures.

During the thirteen weeks ended May 2, 2015, the Company granted performance share awards for a targeted 177,921 shares with a weighted-average grant date fair value of $30.12.  During the thirteen weeks ended May 3, 2014, the Company granted performance share awards for a targeted 88,185 units with a weighted-average grant date fair value of $28.18. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the next three years. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period.

Compensation expense is being recognized based on the fair value of the award and the anticipated number of units to be awarded in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash and their fair value is based on the unadjusted quoted market price for the Company’s common stock on each measurement date.

During the thirteen weeks ended May 2, 2015, the Company granted 16,667 stock options with a weighted-average grant date fair value of $29.18. Of the 16,667 stock options granted, 8,333 will vest in four years and 8,334 will vest in five years.

The Company also granted 704 and 910 restricted stock units to non-employee directors during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, with weighted-average grant date fair values of $32.30 and $26.63, respectively. All restricted stock units for dividend equivalents vested immediately and compensation expense was fully recognized during the thirteen weeks ended May 2, 2015 and May 3, 2014.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit (income) cost for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Service cost	$3,329	$2,587	$—	$—
Interest cost	3,586	3,556	15	13
Expected return on assets	(7,655)	(6,184)	—	—
Amortization of:
Actuarial loss (gain)	166	35	(48)	(85)
Prior service (income) expense	(475)	8	—	—
Total net periodic benefit (income) cost	$(1,049)	$2	$(33)	$(72)

Note 11	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through April 2016. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company’s hedging strategy principally uses foreign currency forward contracts as cash flow hedges, which are recorded in the condensed consolidated balance sheet at fair value, to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses, and intercompany charges, as well as collections and payments. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income and reclassified to earnings in the period that the hedged transaction is recognized in earnings.  The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statement of earnings.

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen weeks ended May 2, 2015 and May 3, 2014 was not material.

As of May 2, 2015, May 3, 2014 and January 31, 2015, the Company had forward contracts maturing at various dates through April 2016,  May 2015 and January 2016, respectively. The contract notional amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Notional Amount
(U.S. $ equivalent in thousands)	May 2, 2015	May 3, 2014	January 31, 2015
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$17,635	$22,369	$19,633
Chinese yuan	10,978	14,386	14,512
Euro	16,449	14,284	16,152
Japanese yen	1,483	1,625	1,523
New Taiwanese dollars	528	524	599
Other currencies	932	794	970
Total financial instruments	$48,005	$53,982	$53,389

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of May 2, 2015, May 3, 2014 and January 31, 2015 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

May 2, 2015	Prepaid expenses and other current assets	$973	Other accrued expenses	$1,032
May 3, 2014	Prepaid expenses and other current assets	446	Other accrued expenses	364
January 31, 2015	Prepaid expenses and other current assets	1,863	Other accrued expenses	1,784

For the thirteen weeks ended May 2, 2015 and May 3, 2014, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 2, 2015		May 3, 2014

Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	(Loss) Gain Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings

Net sales	$25	$54	$(7)	$13
Cost of goods sold	(201)	(129)	19	53
Selling and administrative expenses	(88)	4	(456)	12
Interest expense	(22)	—	(11)	—

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk. Classification of the financial or non-financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed within Note 11 to the condensed consolidated financial statements.

Secured Convertible Note
The Company received a secured convertible note as partial consideration for the disposition of Shoes.com, as further described in Note 3 to the condensed consolidated financial statements. The convertible note is measured at fair value using unobservable inputs (Level 3). The change in fair value during the thirteen weeks ended May 2, 2015 reflects an immaterial amount of interest income.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 2, 2015, May 3, 2014 and January 31, 2015. The Company did not have any transfers between Level 1 and Level 2 during 2014 or the thirteen weeks ended May 2, 2015.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of May 2, 2015:
Cash equivalents – money market funds	$50,602	$50,602	$—	$—
Non-qualified deferred compensation plan assets	3,795	3,795	—	—
Non-qualified deferred compensation plan liabilities	(3,795)	(3,795)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,200)	(2,200)	—	—
Restricted stock units for non-employee directors	(9,683)	(9,683)	—	—
Performance share units	(2,526)	(2,526)	—	—
Derivative financial instruments, net	(59)	—	(59)	—
Secured convertible note	7,049	—	—	7,049
As of May 3, 2014:
Cash equivalents – money market funds	$24	$24	$—	$—
Non-qualified deferred compensation plan assets	2,687	2,687	—	—
Non-qualified deferred compensation plan liabilities	(2,687)	(2,687)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,697)	(1,697)	—	—
Restricted stock units for non-employee directors	(8,182)	(8,182)	—	—
Performance share units	(507)	(507)	—	—
Derivative financial instruments, net	82	—	82	—
As of January 31, 2015:
Cash equivalents – money market funds	$35,533	$35,533	$—	$—
Non-qualified deferred compensation plan assets	2,904	2,904	—	—
Non-qualified deferred compensation plan liabilities	(2,904)	(2,904)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,066)	(2,066)	—	—
Restricted stock units for non-employee directors	(8,857)	(8,857)	—	—
Performance share units	(5,147)	(5,147)	—	—
Derivative financial instruments, net	79	—	79	—
Secured convertible note	6,957	—	—	6,957

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $86.4 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.4 million for the thirteen weeks ended May 2, 2015. Of the $0.4 million impairment charge included in selling and administrative expenses, $0.3 million related to the Famous Footwear segment and $0.1 million related to the Brand Portfolio segment.  Long-lived assets held and used with a carrying amount of $79.0 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.3 million for the thirteen weeks ended May 3, 2014. Of the $0.3 million impairment charge included in selling and administrative expenses, $0.2 million related to the Famous Footwear segment and $0.1 million related to the Brand Portfolio segment.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

	May 2, 2015		May 3, 2014		January 31, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value	Amount	Value
Long-term debt – Senior Notes	$199,244	$207,500	$199,057	$210,750	$199,197	$208,000

The fair value of the Company’s Senior Notes was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 13	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rates were 25.9% and 34.1% for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The Company recognized a discrete tax benefit of $1.6 million during the quarter, following the conversion of one of its primary operating subsidiaries to a limited liability company.  As a result of that conversion, the Company now projects utilizing certain operating loss carryforwards that previously had been reserved on the Company’s condensed consolidated balance sheets. Accordingly, the Company recognized a tax benefit of $1.5 million upon the reversal of valuation allowances.  The Company also recognized a tax benefit of $0.1 million related to the valuation of other deferred taxes impacted by this conversion.

Note 14	Related Party Transactions

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”, formerly known as Hongguo International Holdings Limited) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China.  During the thirteen weeks ended May 2, 2015 and May 3, 2014, the Company sold $2.6 million and $2.0 million, respectively, of Naturalizer footwear on a wholesale basis to CBI through its consolidated subsidiary, B&H Footwear.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.4 million as of May 2, 2015. The Company expects to spend approximately $0.2 million in each of the next five years and $14.4 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through May 2, 2015 were $27.2 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at May 2, 2015 is $9.8 million, of which $9.1 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses. Of the total $9.8 million reserve, $5.1 million is for on-site remediation and $4.7 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.3 million at May 2, 2015 to complete the cleanup, maintenance and monitoring at these sites, which has been discounted at 6.4%. Of the $1.3 million reserve, $1.1 million is recorded in other liabilities and $0.2 million is recorded in other accrued expenses. On an undiscounted basis, this liability would be $1.8 million. The Company expects to spend approximately $0.2 million in each of the next five years and $0.8 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

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

During 2014, the Company signed a settlement agreement to resolve a putative class action lawsuit involving wage and hour claims in California for an amount not to exceed $1.5 million. The court has granted preliminary approval of the settlement, pursuant to which the Company will pay a minimum of $1.0 million in attorneys' fees, costs of administering the settlement and settlement payments to class members who submit claims. The ultimate amount paid to resolve the case may exceed that amount depending on the number of valid claims submitted. In the event that the settlement is not consummated, the parties will continue to litigate whether the action should proceed as a class action. The reserve for this matter as of May 2, 2015 is $1.5 million.

Note 16	Financial Information for the Company and its Subsidiaries

The Company issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under its existing revolving credit facility agreement. The following table presents the consolidating financial information for each of Caleres, Inc. (“Parent”), the Guarantors, and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. The Guarantors are 100% owned by the Parent.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 2, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$8,528	$413	$57,389	$—	$66,330
Receivables, net	101,968	1,657	22,887	—	126,512
Inventories, net	95,948	396,642	5,923	—	498,513
Prepaid expenses and other current assets	18,820	24,335	4,149	(6,301)	41,003
Intercompany receivable – current	1,082	432	15,800	(17,314)	—
Total current assets	226,346	423,479	106,148	(23,615)	732,358
Other assets	130,781	12,931	597	—	144,309
Goodwill and intangible assets, net	117,226	16,431	—	—	133,657
Property and equipment, net	34,186	117,144	2,020	—	153,350
Investment in subsidiaries	998,697	219,134	—	(1,217,831)	—
Intercompany receivable – noncurrent	431,964	601,993	268,758	(1,302,715)	—
Total assets	$1,939,200	$1,391,112	$377,523	$(2,544,161)	$1,163,674

Liabilities and Equity
Current liabilities
Trade accounts payable	$8,381	$141,613	$22,122	$—	$172,116
Other accrued expenses	66,040	91,553	7,408	(6,301)	158,700
Intercompany payable – current	2,034	237	15,043	(17,314)	—
Total current liabilities	76,455	233,403	44,573	(23,615)	330,816
Other liabilities
Long-term debt	199,244	—	—	—	199,244
Other liabilities	41,212	37,890	192	—	79,294
Intercompany payable – noncurrent	1,068,815	121,122	112,778	(1,302,715)	—
Total other liabilities	1,309,271	159,012	112,970	(1,302,715)	278,538
Equity
Caleres, Inc. shareholders’ equity	553,474	998,697	219,134	(1,217,831)	553,474
Noncontrolling interests	—	—	846	—	846
Total equity	553,474	998,697	219,980	(1,217,831)	554,320
Total liabilities and equity	$1,939,200	$1,391,112	$377,523	$(2,544,161)	$1,163,674

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED MAY 2, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$192,351	$391,793	$43,462	$(25,323)	$602,283
Cost of goods sold	137,594	206,772	31,773	(22,382)	353,757
Gross profit	54,757	185,021	11,689	(2,941)	248,526
Selling and administrative expenses	52,976	159,710	8,445	(2,941)	218,190
Operating earnings	1,781	25,311	3,244	—	30,336
Interest expense	(4,462)	(1)	—	—	(4,463)
Interest income	251	11	42	—	304
Intercompany interest income (expense)	3,678	(3,794)	116	—	—
Earnings before income taxes	1,248	21,527	3,402	—	26,177
Income tax benefit (provision)	1,684	(7,848)	(622)	—	(6,786)
Equity in earnings of subsidiaries, net of tax	16,329	2,650	—	(18,979)	—
Net earnings	19,261	16,329	2,780	(18,979)	19,391
Less: Net earnings attributable to noncontrolling interests	—	—	130	—	130
Net earnings attributable to Caleres, Inc.	$19,261	$16,329	$2,650	$(18,979)	$19,261

Comprehensive income	$20,217	$17,054	$2,838	$(19,758)	$20,351
Less: Comprehensive income attributable to noncontrolling interests	—	—	134	—	134
Comprehensive income attributable to Caleres, Inc.	$20,217	$17,054	$2,704	$(19,758)	$20,217

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MAY 2, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(5,418)	$18,086	$9,246	$—	$21,914

Investing activities
Purchases of property and equipment	(2,435)	(10,321)	(149)	—	(12,905)
Capitalized software	(750)	(205)	—	—	(955)
Intercompany investing	(151)	151	—	—	—
Net cash used for investing activities	(3,336)	(10,375)	(149)	—	(13,860)

Financing activities
Borrowings under revolving credit agreement	86,000	—	—	—	86,000
Repayments under revolving credit agreement	(86,000)	—	—	—	(86,000)
Dividends paid	(3,073)	—	—	—	(3,073)
Acquisition of treasury stock	(4,921)	—	—	—	(4,921)
Issuance of common stock under share-based plans, net	(3,751)	—	—	—	(3,751)
Tax benefit related to share-based plans	2,401	—	—	—	2,401
Intercompany financing	12,735	(16,285)	3,550	—	—
Net cash provided by (used for) financing activities	3,391	(16,285)	3,550	—	(9,344)
Effect of exchange rate changes on cash and cash equivalents	—	217	—	—	217
(Decrease) increase in cash and cash equivalents	(5,363)	(8,357)	12,647	—	(1,073)
Cash and cash equivalents at beginning of period	13,891	8,770	44,742	—	67,403
Cash and cash equivalents at end of period	$8,528	$413	$57,389	$—	$66,330

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$13,891	$8,770	$44,742	$—	$67,403
Receivables, net	89,030	5,398	42,218	—	136,646
Inventories, net	148,082	386,468	8,553	—	543,103
Prepaid expenses and other current assets	41,494	24,397	5,344	(27,491)	43,744
Intercompany receivable – current	1,194	279	8,471	(9,944)	—
Total current assets	293,691	425,312	109,328	(37,435)	790,896
Other assets	127,879	13,104	603	—	141,586
Goodwill and intangible assets, net	117,792	16,795	—	—	134,587
Property and equipment, net	29,237	118,525	1,981	—	149,743
Investment in subsidiaries	982,640	200,946	—	(1,183,586)	—
Intercompany receivable – noncurrent	459,774	581,594	264,673	(1,306,041)	—
Total assets	$2,011,013	$1,356,276	$376,585	$(2,527,062)	$1,216,812

Liabilities and Equity
Current liabilities
Trade accounts payable	$60,377	$117,899	$37,645	$—	$215,921
Other accrued expenses	106,682	94,108	7,863	(27,491)	181,162
Intercompany payable – current	4,948	361	4,635	(9,944)	—
Total current liabilities	172,007	212,368	50,143	(37,435)	397,083
Other liabilities
Long-term debt	199,197	—	—	—	199,197
Other liabilities	41,847	36,869	194	—	78,910
Intercompany payable – noncurrent	1,057,052	124,399	124,590	(1,306,041)	—
Total other liabilities	1,298,096	161,268	124,784	(1,306,041)	278,107
Equity
Caleres, Inc. shareholders’ equity	540,910	982,640	200,946	(1,183,586)	540,910
Noncontrolling interests	—	—	712	—	712
Total equity	540,910	982,640	201,658	(1,183,586)	541,622
Total liabilities and equity	$2,011,013	$1,356,276	$376,585	$(2,527,062)	$1,216,812

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 3, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$25,528	$11,140	$—	$36,668
Receivables, net	83,713	1,412	20,621	—	105,746
Inventories, net	93,159	414,424	5,228	—	512,811
Prepaid expenses and other current assets	34,476	507	2,930	—	37,913
Intercompany receivable – current	981	368	10,655	(12,004)	—
Total current assets	212,329	442,239	50,574	(12,004)	693,138
Other assets	120,941	14,678	637	—	136,256
Goodwill and intangible assets, net	119,666	18,084	—	—	137,750
Property and equipment, net	27,303	112,630	1,885	—	141,818
Investment in subsidiaries	879,965	169,843	—	(1,049,808)	—
Intercompany receivable – noncurrent	450,481	500,580	242,150	(1,193,211)	—
Total assets	$1,810,685	$1,258,054	$295,246	$(2,255,023)	$1,108,962

Liabilities and Equity
Current liabilities
Trade accounts payable	$48,509	$123,656	$23,538	$—	$195,703
Other accrued expenses	69,665	64,082	7,971	—	141,718
Intercompany payable – current	2,367	59	9,578	(12,004)	—
Total current liabilities	120,541	187,797	41,087	(12,004)	337,421
Other liabilities
Long-term debt	199,057	—	—	—	199,057
Other liabilities	33,499	44,745	1,469	—	79,713
Intercompany payable – noncurrent	965,515	145,547	82,149	(1,193,211)	—
Total other liabilities	1,198,071	190,292	83,618	(1,193,211)	278,770
Equity
Caleres, Inc. shareholders’ equity	492,073	879,965	169,843	(1,049,808)	492,073
Noncontrolling interests	—	—	698	—	698
Total equity	492,073	879,965	170,541	(1,049,808)	492,771
Total liabilities and equity	$1,810,685	$1,258,054	$295,246	$(2,255,023)	$1,108,962

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED MAY 3, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$179,160	$401,580	$40,165	$(29,743)	$591,162
Cost of goods sold	127,466	218,366	29,191	(26,202)	348,821
Gross profit	51,694	183,214	10,974	(3,541)	242,341
Selling and administrative expenses	49,197	159,967	7,992	(3,541)	213,615
Operating earnings	2,497	23,247	2,982	—	28,726
Interest expense	(5,305)	(1)	—	—	(5,306)
Interest income	1	59	16	—	76
Intercompany interest income (expense)	3,974	(4,079)	105	—	—
Earnings before income taxes	1,167	19,226	3,103	—	23,496
Income tax benefit (provision)	464	(7,954)	(530)	—	(8,020)
Equity in earnings of subsidiaries, net of tax	13,798	2,526	—	(16,324)	—
Net earnings	15,429	13,798	2,573	(16,324)	15,476
Less: Net earnings attributable to noncontrolling interests	—	—	47	—	47
Net earnings attributable to Caleres, Inc.	$15,429	$13,798	$2,526	$(16,324)	$15,429

Comprehensive income	$15,918	$14,355	$2,520	$(16,840)	$15,953
Less: Comprehensive income attributable to noncontrolling interests	—	—	35	—	35
Comprehensive income attributable to Caleres, Inc.	$15,918	$14,355	$2,485	$(16,840)	$15,918

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MAY 3, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(3,343)	$25,854	$13,872	$—	$36,383

Investing activities
Purchases of property and equipment	(1,866)	(5,411)	(104)	—	(7,381)
Capitalized software	(1,171)	(43)	(31)	—	(1,245)
Acquisition of trademarks	(65,065)	—	—	—	(65,065)
Intercompany investing	(533)	533	—	—	—
Net cash used for investing activities	(68,635)	(4,921)	(135)	—	(73,691)

Financing activities
Borrowings under revolving credit agreement	251,000	—	—	—	251,000
Repayments under revolving credit agreement	(258,000)	—	—	—	(258,000)
Dividends paid	(3,053)	—	—	—	(3,053)
Issuance of common stock under share-based plans, net	(803)	—	—	—	(803)
Tax benefit related to share-based plans	1,769	—	—	—	1,769
Intercompany financing	81,065	(25,924)	(55,141)	—	—
Net cash provided by (used for) financing activities	71,978	(25,924)	(55,141)	—	(9,087)
Effect of exchange rate changes on cash and cash equivalents	—	517	—	—	517
Decrease in cash and cash equivalents	—	(4,474)	(41,404)	—	(45,878)
Cash and cash equivalents at beginning of period	—	30,002	52,544	—	82,546
Cash and cash equivalents at end of period	$—	$25,528	$11,140	$—	$36,668

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our first quarter financial results exceeded our expectations. Strong sales from our Brand Portfolio segment and gross margin and operating margin gains from our Famous Footwear segment were the primary drivers of our solid first quarter performance. Our Brand Portfolio segment reported a 7.9% improvement in net sales, while our Famous Footwear segment delivered improvements in gross profit and operating earnings of 1.7% and 4.6%, respectively.

The following is a summary of the financial highlights for the first quarter of 2015:

•
Consolidated net sales increased $11.1 million, or 1.9%, to $602.3 million for the first quarter of 2015, compared to $591.2 million for the first quarter of 2014. Our Brand Portfolio segment experienced continued improvement as net sales increased by $17.9 million, or 7.9%. Our Famous Footwear segment reported a decline in net sales of $6.7 million, driven by the disposition of our e-commerce subsidiary, Shoes.com in December 2014, which contributed $12.1 million in net sales in the first quarter of 2014, partially offset by an increase in same-store sales of 3.1%.

•	Consolidated operating earnings increased $1.6 million, or 5.6%, to $30.3 million in the first quarter of 2015, compared to $28.7 million for the first quarter of 2014.

•
Consolidated net earnings attributable to Caleres, Inc. were $19.3 million, or $0.44 per diluted share, in the first quarter of 2015, compared to net earnings of $15.4 million, or $0.35 per diluted share, in the first quarter of 2014.

Our debt-to-capital ratio, as defined herein, decreased to 26.4% at May 2, 2015, compared to 28.8% at May 3, 2014 and 26.9% at January 31, 2015.  The improvement from May 3, 2014 and January 31, 2015 was driven by higher shareholder's equity due to our net earnings for 2014 and the first quarter of 2015.  Our current ratio, as defined herein, was 2.21 to 1 at May 2, 2015, compared to 2.05 to 1 at May 3, 2014 and 1.99 to 1 at January 31, 2015. The improvement from May 3, 2014 and January 31, 2015 was driven by our cash provided by operating activities.

Outlook for the Remainder of 2015
With our strong first quarter results, we see continued growth potential for the remainder of the year. Based on our first quarter results, we expect consolidated net sales for the year to be between $2.61 billion and $2.63 billion.  We also expect to earn between $1.84 and $1.94 per diluted share in 2015.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
		% of Net Sales		% of Net Sales

($ millions)
Net sales	$602.3	100.0%	$591.2	100.0%
Cost of goods sold	353.8	58.7%	348.9	59.0%
Gross profit	248.5	41.3%	242.3	41.0%
Selling and administrative expenses	218.2	36.3%	213.6	36.1%
Operating earnings	30.3	5.0%	28.7	4.9%
Interest expense	(4.4)	(0.7)%	(5.3)	(0.9)%
Interest income	0.3	0.0%	0.1	0.0%
Earnings before income taxes	26.2	4.3%	23.5	4.0%
Income tax provision	(6.8)	(1.1)%	(8.0)	(1.4)%
Net earnings	19.4	3.2%	15.5	2.6%
Net earnings attributable to noncontrolling interests	0.1	0.0%	0.1	0.0%
Net earnings attributable to Caleres, Inc.	$19.3	3.2%	$15.4	2.6%

Net Sales
Net sales increased $11.1 million, or 1.9%, to $602.3 million for the first quarter of 2015, compared to $591.2 million for the first quarter of 2014. Net sales at our Brand Portfolio segment increased while net sales at our Famous Footwear segment decreased. Our Brand Portfolio segment reported a $17.9 million increase in net sales, driven by strong sales of our Dr. Scholl's, Sam Edelman and Naturalizer brands during the quarter, partially offset by a decrease in net sales of our Franco Sarto brand.  Net sales of our Famous Footwear segment decreased $6.7 million, reflecting the sale of Shoes.com in December 2014, partially offset by a 3.1% increase in same-store sales.

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

Gross Profit
Gross profit increased $6.2 million, or 2.6%, to $248.5 million for the first quarter of 2015, compared to $242.3 million for the first quarter of 2014, reflecting higher gross profit in both our Brand Portfolio and Famous Footwear segments.  As a percentage of net sales, gross profit increased to 41.3% for the first quarter of 2015, compared to 41.0% for the first quarter of 2014, driven by our Famous Footwear segment, which reported a gross profit rate of 46.7% for the first quarter of 2015, compared to 45.1% for the first quarter of 2014, partially offset by a decline in the Brand Portfolio segment gross profit rate to 33.2% in the first quarter of 2015, compared to 34.3% in the first quarter of 2014 and a higher consolidated mix of wholesale versus retail sales. Gross profit rates in our retail businesses are higher, on average, than in our wholesale business. Retail and wholesale net sales were 65% and 35%, respectively, in the first quarter of 2015, compared to 68% and 32% in the first quarter of 2014.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.6 million, or 2.1%, to $218.2 million for the first quarter of 2015, compared to $213.6 million in the first quarter of 2014 driven by higher expenses in both our Brand Portfolio and Famous Footwear segments. We incurred higher store rent and depreciation expenses and higher salaries and benefits costs, due in part to an increase in expenses for our cash and stock-based incentive plans. As a percentage of net sales, selling and administrative expenses increased to 36.3% for the first quarter of 2015 from 36.1% for the first quarter of 2014.

Operating Earnings
Operating earnings increased $1.6 million, or 5.6%, to $30.3 million for the first quarter of 2015, compared to $28.7 million for the first quarter of 2014, reflecting higher net sales and gross profit rate, partially offset by higher selling and administrative expenses, as described above.  As a percentage of net sales, operating earnings improved to 5.0% for the first quarter of 2015, compared to 4.9% for the first quarter of 2014.

Interest Expense
Interest expense decreased $0.9 million, or 15.9%, to $4.4 million for the first quarter of 2015, compared to $5.3 million for the first quarter of 2014, primarily reflecting lower average borrowings under our revolving credit agreement and lower fees resulting from our credit agreement amendment in the fourth quarter of 2014, as further discussed in Liquidity and Capital Resources.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 25.9% for the first quarter of 2015, compared to 34.1% for the first quarter of 2014. We recognized discrete tax benefits of $1.6 million during the quarter, following the conversion of one of our primary operating subsidiaries to a limited liability company.

Net Earnings
Net earnings increased $3.9 million, or 25.3%, to $19.4 million for the first quarter of 2015, compared to $15.5 million for the first quarter of 2014, as a result of the factors described above.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $19.3 million during the first quarter of 2015,  compared to net earnings of $15.4 million during the first quarter of 2014, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
		% of Net Sales		% of Net Sales
($ millions, except sales per square
foot)
Operating Results
Net sales	$360.0	100.0%	$366.7	100.0%
Cost of goods sold	191.8	53.3%	201.3	54.9%
Gross profit	168.2	46.7%	165.4	45.1%
Selling and administrative expenses	140.2	38.9%	138.7	37.8%
Operating earnings	$28.0	7.8%	$26.7	7.3%

Key Metrics
Same-store sales % change	3.1%		1.3%
Same-store sales $ change	$10.4		$4.5
Sales change from new and closed stores, net	$(4.8)		$(2.2)
Impact of changes in Canadian exchange rate on sales	$(0.2)		$—
Sales change of Shoes.com (sold in December 2014)	$(12.1)		$(3.6)
Sales per square foot, excluding e-commerce (thirteen weeks ended)	$50		$49
Sales per square foot, excluding e-commerce (trailing twelve months)	$216		$209
Square footage (thousand sq. ft.)	6,954		6,981

Stores opened	15		11
Stores closed	13		21
Ending stores	1,040		1,034

Net Sales
Net sales decreased $6.7 million, or 1.8%, to $360.0 million for the first quarter of 2015, compared to $366.7 million for the first quarter of 2014. The decrease was due primarily to the sale of Shoes.com in December 2014 and the net decline in sales from new and closed stores, partially offset by a 3.1% increase in same-store sales.  Famous Footwear reported an improved customer conversion rate, higher average unit retail prices and an increase in pairs per transaction, partially offset by a decline in customer traffic in our stores. Famous Footwear experienced sales growth in canvas, boots and spring sandals. During the first quarter of 2015, we opened 15 new stores and closed 13 stores, resulting in 1,040 stores and total square footage of 7.0 million at the end of the first quarter of 2015, compared to 1,034 stores and total square footage of 7.0 million at the end of the first quarter of 2014. Sales per square foot, excluding e-commerce, increased 2.1% to $50 in the first quarter of 2015, compared to $49 in the first quarter of 2014.  On a trailing twelve month basis, sales per square foot, excluding e-commerce, increased 3.2% to $216 for the twelve months ended May 2, 2015, compared to $209 for the twelve months ended May 3, 2014. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, with approximately 74% of our net sales made to members of our Rewards program in both the first quarter of 2015 and the first quarter of 2014.

Gross Profit
Gross profit increased $2.8 million, or 1.7%, to $168.2 million for the first quarter of 2015, compared to $165.4 million for the first quarter of 2014. As a percentage of net sales, our gross profit was 46.7% for the first quarter of 2015, compared to 45.1% for the first quarter of 2014. The increase in our gross profit rate reflects a continued shift in mix toward higher margin product, lower inventory markdowns and improved margins resulting from the disposal of Shoes.com.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.5 million, or 1.2%, to $140.2 million for the first quarter of 2015, compared to $138.7 million for the first quarter of 2014.  The increase was primarily attributable to higher store rent and facilities costs and higher employee benefit costs, partially offset by a decrease in expenses due to the disposal of Shoes.com. As a percentage of net sales, selling and administrative expenses increased to 38.9% for the first quarter of 2015, compared to 37.8% for the first quarter of 2014.

Operating Earnings
Operating earnings increased $1.3 million, or 4.6%, to $28.0 million for the first quarter of 2015, compared to $26.7 million for the first quarter of 2014. The increase was due to a higher gross profit rate,  partially offset by higher selling and administrative expenses, as described above. As a percentage of net sales, operating earnings increased to 7.8% for the first quarter of 2015, compared to 7.3% for the first quarter of 2014.

BRAND PORTFOLIO
	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
		% of		% of
		Net		Net
($ millions)		Sales		Sales
Operating Results
Net sales	$242.3	100.0%	$224.4	100.0%
Cost of goods sold	162.0	66.8%	147.4	65.7%
Gross profit	80.3	33.2%	77.0	34.3%
Selling and administrative expenses	69.2	28.6%	65.8	29.3%
Operating earnings	$11.1	4.6%	$11.2	5.0%

Key Metrics
Wholesale/retail sales mix (%)	88%/12%		85%/15%
Change in wholesale net sales ($)	$20.5		$10.2
Unfilled order position at end of period	$371.2		$368.6

Same-store sales % change	(2.5)%		(5.6)%
Same-store sales $ change	$(0.7)		$(1.8)
Sales change from new and closed stores, net	$(0.7)		$(3.7)
Impact of changes in Canadian exchange rate on retail sales	$(1.2)		$(0.9)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$78		$84
Sales per square foot, excluding e-commerce (trailing twelve months)	$370		$391
Square footage (thousands sq. ft.)	295		307

Stores opened	—		1
Stores closed	6		8
Ending stores	165		172

Net Sales
Net sales increased $17.9 million, or 7.9%, to $242.3 million for the first quarter of 2015, compared to $224.4 million for the first quarter of 2014.  The increase reflects strength in many of our brands including Dr. Scholl's, Sam Edelman and Naturalizer, partially offset by a decrease in our Franco Sarto brand.  Our retail stores were impacted by a lower Canadian dollar exchange rate, a lower store count and a decline in same-store sales of 2.5%. During the first quarter of 2015, we closed six stores, resulting in a total of 165 stores and total square footage of 0.3 million at the end of the first quarter of 2015, compared to 172 stores and total square footage of 0.3 million at the end of the first quarter of 2014. Sales per square foot, excluding e-commerce, was $78 for the first quarter of 2015, compared to $84 for the first quarter of 2014. On a trailing twelve month basis, sales per square foot, excluding e-commerce, decreased 8.1% to $370 for the twelve months ended May 2, 2015, compared to $391 for the twelve months ended May 3, 2014. Our unfilled order position increased $2.6 million, or 0.7%, to $371.2 million as of May 2, 2015, from $368.6 million as of May 3, 2014 primarily due to growth in our Vince, Naturalizer and LifeStride brands, partially offset by decreases in our Franco Sarto and Via Spiga brands.

Gross Profit
Gross profit increased $3.3 million, or 4.3%, to $80.3 million for the first quarter of 2015, compared to $77.0 million for the first quarter of 2014, driven by the increase in net sales. As a percentage of net sales, our gross profit was 33.2% for the first quarter of 2015, compared to 34.3% for the first quarter of 2014.  The decrease in our gross profit rate was primarily driven by a higher mix of lower margin product in the first quarter of 2015 and higher freight expenses.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.4 million, or 5.3%, to $69.2 million for the first quarter of 2015, compared to $65.8 million for the first quarter of 2014, driven by higher marketing expenses and an increase in salaries and benefits, due in part to higher anticipated payments under our cash and stock-based incentive plans. As a percentage of net sales, selling and administrative expenses decreased to 28.6% for the first quarter of 2015, compared to 29.3% for the first quarter of 2014, reflecting the lower mix of retail versus wholesale sales.

Operating Earnings
Operating earnings decreased $0.1 million, or 1.3%, to $11.1 million for the first quarter of 2015, compared to $11.2 million for the first quarter of 2014. The decrease was primarily driven by a lower gross profit rate and an increase in selling and administrative expenses, partially offset by an increase in net sales. As a percentage of net sales, operating earnings decreased to 4.6% for the first quarter of 2015, compared to 5.0% in the first quarter of 2014.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $8.7 million were incurred for the first quarter of 2015 compared to costs of $9.2 million for the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	May 2, 2015	May 3, 2014	January 31, 2015
Long-term debt – Senior Notes	$199.2	$199.1	$199.2

Total debt obligations of $199.2 million at May 2, 2015 and January 31, 2015, increased $0.1 million compared to $199.1 million at May 3, 2014.  As a result of lower average borrowings under our revolving credit agreement, which had no borrowings outstanding at May 2, 2015, and lower fees resulting from our credit agreement amendment in the fourth quarter of 2014, interest expense for the first quarter of 2015 decreased $0.9 million to $4.4 million, compared to $5.3 million for the first quarter of 2014.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect, and a change of control event. In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $50.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of May 2, 2015.

At May 2, 2015, we had no borrowings outstanding and $6.3 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $518.3 million at May 2, 2015.

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

The 2019 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 2, 2015, we were in compliance with all covenants and restrictions relating to the 2019 Senior Notes.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	May 2, 2015	May 3, 2014	Change
Net cash provided by operating activities	$21.9	$36.4	$(14.5)
Net cash used for investing activities	(13.9)	(73.7)	59.8
Net cash used for financing activities	(9.3)	(9.1)	(0.2)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.5	(0.3)
Decrease in cash and cash equivalents	$(1.1)	$(45.9)	$44.8

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $14.5 million lower in the first quarter of 2015 as compared to the first quarter of 2014, reflecting the following factors:

•	A smaller decrease in receivables in the first quarter of 2015 compared to the comparable period in 2014;

•
A larger decrease in trade accounts payable in the first quarter of 2015 compared to the comparable period in 2014, primarily related to increased levels of domestic cash in the first quarter of 2015 resulting in lower levels of unfunded outstanding checks reclassified to accounts payable at quarter-end; and

•
A larger decrease in accrued expenses and other liabilities in the first quarter of 2015 compared to the first quarter of 2014 primarily due to higher payments related to our stock-based incentive plans in the first quarter of 2015; partially offset by

•	Higher net earnings.

Cash used for investing activities was $59.8 million lower in the first quarter of 2015, as compared to the comparable period in 2014 due primarily to the $65.1 million acquisition of the Franco Sarto trademarks in the first quarter of 2014, partially offset by higher purchases of property and equipment in the first quarter of 2015, driven by leasehold improvements associated with the relocation of our leased facility in New York City. For fiscal 2015, we expect purchases of property and equipment and capitalized software of approximately $75 million.

Cash used for financing activities was $0.2 million higher for the first quarter of 2015 as compared to the comparable period in 2014 primarily due to the acquisition of treasury stock in the first quarter of 2015 and an increase in common stock issued under share-based plans, partially offset by a decrease in net repayments under our revolving credit agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 2, 2015	May 3, 2014	January 31, 2015
Working capital ($ millions) (1)	$401.5	$355.7	$393.8

Current ratio (2)	2.21:1	2.05:1	1.99:1

Debt-to-capital ratio (3)	26.4%	28.8%	26.9%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at May 2, 2015 was $401.5 million, which was $7.7 million higher than at January 31, 2015 and $45.8 million higher than at May 3, 2014. Our current ratio increased to 2.21 to 1 as of May 2, 2015, compared to 1.99 to 1 at January 31, 2015, and 2.05 to 1 at May 3, 2014. The increases in working capital and the current ratio from January 31, 2015 to May 2, 2015 reflect lower trade accounts payable and other accrued expenses, partially offset by lower inventory levels and a decrease in accounts receivable. The increases in working capital and the current ratio from May 3, 2014 to May 2, 2015 reflect higher cash and cash equivalents, lower trade accounts payable and an increase in accounts receivable, partially offset by a decrease in inventory levels. Our debt-to-capital ratio was 26.4% as of May 2, 2015, compared to 26.9% as of January 31, 2015 and 28.8% as of May 3, 2014. The decrease in our debt-to-capital ratio from January 31, 2015 and May 3, 2014 reflects higher shareholder's equity due to our net earnings for 2014 and the first quarter of 2015.

At May 2, 2015, we had $66.3 million of cash and cash equivalents, substantially all of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, the Company utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

We declared and paid dividends of $0.07 per share in both the first quarter of 2015 and the first quarter of 2014. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating lease commitments, long-term debt, interest on long-term debt, minimum license commitments,  borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations related to our restructuring initiatives.

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings under and repayments of our revolving credit agreement, and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. For further information, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) rapidly changing fashion trends and purchasing patterns; (iii) intense competition within the footwear industry; (iv) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (v) the ability to accurately forecast sales and manage inventory levels; (vi) cybersecurity threats or other major disruption to the Company’s information technology systems; (vii) customer concentration and increased consolidation in the retail industry; (viii) a disruption in the Company’s distribution centers; (ix) the ability to recruit and retain senior management and other key associates; (x) foreign currency fluctuations; (xi) compliance with applicable laws and standards with respect to labor, trade and product safety issues; (xii) the ability to secure/exit leases on favorable terms; (xiii) the ability to attract, retain and maintain good relationships with licensors and protect intellectual property rights; and (xiv) the ability to maintain relationships with current suppliers. The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 31, 2015, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended January 31, 2015.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 2, 2015, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended May 2, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2015.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2015:

				Maximum Number of Shares that May Yet be Purchased Under the Program (1)
			Total Number Purchased as Part of Publicly Announced Program (1)
	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)

Fiscal Period

February 1, 2015 – February 28, 2015	44,355	$29.23	—	2,500,000

March 1, 2015 – April 4, 2015	259,037	31.83	151,500	2,348,500

April 5, 2015 – May 2, 2015	—	—	—	2,348,500

Total	303,392	$31.45	151,500	2,348,500

(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 151,500 shares were repurchased through the end of the first quarter of 2015; therefore, there were 2.3 million shares authorized to be purchased under the program as of May 2, 2015. Our repurchases of common stock are limited under our debt agreements.

(2)
Includes shares that were tendered by employees related to certain share-based awards and shares repurchased on the open market as part of our stock repurchase program. The shares related to employee share-based awards were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2015.
3.2		Bylaws of the Company as amended through May 28, 2015, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 1, 2015.
10.1	†	Company Incentive and Stock Compensation Plan of 2011, as amended and restated as of May 28, 2015, filed herewith.
10.2	†	Company Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of May 28, 2015, filed herewith.
10.3	†	Company Supplemental Executive Retirement Plan (SERP), as amended and restated as of May 28, 2015, filed herewith.
10.4	†	Company Deferred Compensation Plan, as amended and restated as of May 28, 2015, filed herewith.
10.5	†	Company Non-Employee Director Share Plan (2009), as amended and restated as of May 28, 2015, filed herewith.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	† † † † †
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

CALERES, INC.

Date: June 10, 2015	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer