Form 10-Q
period 2015-08-01
CALERES INC
filed 2015-09-09
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 1, 2015

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of August 28, 2015, 43,711,795 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	August 1, 2015	August 2, 2014	January 31, 2015
Assets
Current assets
Cash and cash equivalents	$129,345	$46,876	$67,403
Restricted cash	41,482	—	—
Receivables, net	144,213	125,484	136,646
Inventories, net	641,128	657,656	543,103
Prepaid expenses and other current assets	41,002	39,167	43,744
Total current assets	997,170	869,183	790,896

Other assets	146,727	134,779	141,586
Goodwill	13,954	13,954	13,954
Intangible assets, net	118,783	122,808	120,633
Property and equipment	444,674	437,364	438,696
Allowance for depreciation	(293,835)	(289,006)	(288,953)
Net property and equipment	150,839	148,358	149,743
Total assets	$1,427,473	$1,289,082	$1,216,812

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$39,157	$—	$—
Trade accounts payable	382,626	341,694	215,921
Other accrued expenses	156,106	159,152	181,162
Total current liabilities	577,889	500,846	397,083

Other liabilities
Long-term debt	200,000	199,104	199,197
Deferred rent	40,981	36,560	39,742
Other liabilities	39,375	43,320	39,168
Total other liabilities	280,356	278,984	278,107

Equity
Common stock	437	437	437
Additional paid-in capital	136,127	135,930	138,957
Accumulated other comprehensive income	3,027	16,641	2,712
Retained earnings	428,754	355,574	398,804
Total Caleres, Inc. shareholders’ equity	568,345	508,582	540,910
Noncontrolling interests	883	670	712
Total equity	569,228	509,252	541,622
Total liabilities and equity	$1,427,473	$1,289,082	$1,216,812
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$637,834	$635,877	$1,240,117	$1,227,039
Cost of goods sold	375,039	376,235	728,796	725,056
Gross profit	262,795	259,642	511,321	501,983
Selling and administrative expenses	227,061	228,340	445,251	441,955
Operating earnings	35,734	31,302	66,070	60,028
Interest expense	(4,345)	(5,125)	(8,808)	(10,431)
Loss on early extinguishment of debt	(8,690)	—	(8,690)	—
Interest income	238	109	542	185
Earnings before income taxes	22,937	26,286	49,114	49,782
Income tax provision	(6,074)	(8,247)	(12,860)	(16,267)
Net earnings	16,863	18,039	36,254	33,515
Net earnings (loss) attributable to noncontrolling interests	38	(25)	168	22
Net earnings attributable to Caleres, Inc.	$16,825	$18,064	$36,086	$33,493

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.38	$0.41	$0.82	$0.77

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.38	$0.41	$0.82	$0.76

Dividends per common share	$0.07	$0.07	$0.14	$0.14
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net earnings	$16,863	$18,039	$36,254	$33,515
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(949)	244	443	1,131
Pension and other postretirement benefits adjustments	(243)	(33)	(458)	(56)
Derivative financial instruments	547	(723)	330	(1,110)
Other comprehensive (loss) income, net of tax	(645)	(512)	315	(35)
Comprehensive income	16,218	17,527	36,569	33,480
Comprehensive income (loss) attributable to noncontrolling interests	37	(28)	171	7
Comprehensive income attributable to Caleres, Inc.	$16,181	$17,555	$36,398	$33,473
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	August 1, 2015	August 2, 2014
Operating Activities
Net earnings	$36,254	$33,515
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	17,500	17,162
Amortization of capitalized software	6,140	6,392
Amortization of intangible assets	1,850	1,976
Amortization of debt issuance costs and debt discount	617	1,257
Loss on early extinguishment of debt	8,690	—
Share-based compensation expense	3,680	2,961
Tax benefit related to share-based plans	(2,838)	(2,097)
(Gain) loss on disposal of property and equipment	(1,897)	772
Impairment charges for property and equipment	857	725
Deferred rent	1,239	(2,033)
Provision for doubtful accounts	100	48
Changes in operating assets and liabilities, net of dispositions:
Receivables	(7,668)	3,655
Inventories	(98,445)	(109,619)
Prepaid expenses and other current and noncurrent assets	(11,633)	(2,845)
Trade accounts payable	166,786	114,874
Accrued expenses and other liabilities	(21,952)	1,696
Other, net	1,975	(1,948)
Net cash provided by operating activities	101,255	66,491

Investing Activities
Purchases of property and equipment	(24,872)	(23,511)
Proceeds from disposal of property and equipment	7,111	—
Capitalized software	(2,698)	(2,714)
Acquisition of trademarks	—	(65,065)
Net cash used for investing activities	(20,459)	(91,290)

Financing Activities
Borrowings under revolving credit agreement	86,000	456,000
Repayments under revolving credit agreement	(86,000)	(463,000)
Proceeds from issuance of 2023 senior notes	200,000	—
Redemption of 2019 senior notes	(160,700)	—
Restricted cash	(41,482)	—
Debt issuance costs	(3,650)	—
Dividends paid	(6,135)	(6,110)
Acquisition of treasury stock	(4,921)	—
Issuance of common stock under share-based plans, net	(4,428)	(523)
Tax benefit related to share-based plans	2,838	2,097
Net cash used for financing activities	(18,478)	(11,536)
Effect of exchange rate changes on cash and cash equivalents	(376)	665
Increase (decrease) in cash and cash equivalents	61,942	(35,670)
Cash and cash equivalents at beginning of period	67,403	82,546
Cash and cash equivalents at end of period	$129,345	$46,876
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.  The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.   In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, that approved a one year deferral of ASU 2014-09 for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a direct deduction from the associated debt liability in the balance sheet, consistent with the presentation of debt discounts. The amortization of debt issuance costs will continue to be reported as interest expense in the statement of earnings. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The ASU, which is to be applied on a retrospective basis and reported as a change in accounting principle, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 will not affect the Company’s results of operations or cash flows, but it will require the Company to reclassify its deferred financing costs from other assets to borrowings under revolving credit agreement and long-term debt on a retrospective basis upon adoption in the first quarter of fiscal 2016. The Company's condensed consolidated balance sheets included deferred financing costs of $7.6 million, $5.3 million and $6.4 million as of August 1, 2015, August 2, 2014 and January 31, 2015, respectively, that will be subject to the ASU.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by ASC 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with retrospective application to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at "the lower of cost and net realizable value", simplifying the current guidance under which entities must measure inventory at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

Note 3	Dispositions

On December 12, 2014, Caleres Investment Company, Inc. ("CIC") (formerly known as Brown Shoe Investment Company, Inc.), the sole shareholder of Shoes.com, Inc. ("Shoes.com"), simultaneously entered into and closed a Stock Purchase Agreement by and among CIC and an affiliate of ShoeMe Technologies Limited ("the Purchaser"), pursuant to which the Purchaser acquired all of the outstanding capital stock, inventory and other assets of Shoes.com from CIC and the Company agreed to provide certain transition services. The aggregate purchase price of the sale was $15.0 million, subject to working capital and other adjustments. The Company received $4.4 million in cash and a $7.5 million face value secured convertible note ("convertible note") at closing, from the sale of stock, the sale of inventory and other assets, and the provision of transitional services, less working capital adjustments. The convertible note requires installments over four years with the first payment of $1.25 million due on July 1, 2017 and quarterly installments of $0.6 million thereafter, plus accrued interest, until it matures on December 12, 2019. Interest accrues at an annual rate of 6% until December 11, 2016, 7% until December 11, 2017, 8% until December 11, 2018, and 9% until the maturity date. The principal and outstanding accrued interest is convertible into common stock of the Purchaser at a conversion price of CAD 21.50 per share, at the Company's option, or automatically upon a qualified initial public offering ("IPO") by the Purchaser at the IPO price. The fair value of the convertible note of $7.1 million at August 1, 2015 is included in other assets on the condensed consolidated balance sheets. Interest income of $0.1 million and $0.2 million for the thirteen weeks and twenty-six weeks ended August 1, 2015, respectively, is included in interest income on the condensed consolidated statements of earnings.

The operating results of Shoes.com were included in the Famous Footwear segment in continuing operations through December 12, 2014. The operations of Shoes.com were not significant to the Famous Footwear segment or the Company's financial results. In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company adopted during the third quarter of 2014, the financial position and operating results of Shoes.com were not classified as a discontinued operation as the disposition did not represent a strategic shift resulting in a major impact on the Company's operations or financial results.

During the thirteen weeks ended August 1, 2015, the Company recognized a discrete tax benefit of $1.2 million related to the disposition of Shoes.com. Refer to Note 13 to the condensed consolidated financial statements for further information.

Note 4	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended August 1, 2015 and August 2, 2014:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
NUMERATOR
Net earnings	$16,863	$18,039	$36,254	$33,515
Net (earnings) loss attributable to noncontrolling interests	(38)	25	(168)	(22)
Net earnings allocated to participating securities	(544)	(669)	(1,195)	(1,262)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$16,281	$17,395	$34,891	$32,231

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	42,325	42,074	42,319	41,980
Dilutive effect of share-based awards	123	202	136	218
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	42,448	42,276	42,455	42,198

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.38	$0.41	$0.82	$0.77

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.38	$0.41	$0.82	$0.76

Options to purchase 61,497 shares of common stock for the thirteen and twenty-six weeks ended August 1, 2015 and 64,497 shares of common stock for the thirteen and twenty-six weeks ended August 2, 2014 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

Note 5	Long-term and Short-term Financing Arrangements

Credit Agreement
On December 18, 2014, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Fourth Amended and Restated Credit Agreement, which was further amended on July 20, 2015 to release all of the Company’s subsidiaries that were borrowers under or that guaranteed the Credit Agreement other than Sidney Rich Associates, Inc. and BG Retail, LLC (as so amended, the “Credit Agreement”). After giving effect to the amendment, the Company is the lead borrower, and Sidney Rich Associates, Inc. and BG Retail, LLC are each co-borrowers and guarantors under the Credit Agreement. The Credit Agreement matures on December 18, 2019 and provides for a revolving credit facility in an aggregate amount of up to $600.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at the Company’s option by up to $150.0 million from time to time during the term of the Credit Agreement, subject to satisfaction of certain conditions and the willingness of existing or new lenders to assume the increase.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect, and a change of control event. In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $50.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of August 1, 2015.

At August 1, 2015, the Company had no borrowings outstanding and $6.3 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $593.7 million at August 1, 2015.

$200 Million Senior Notes Due 2019
On May 11, 2011, the Company issued $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”). The 2019 Senior Notes were guaranteed on a senior unsecured basis by each of its subsidiaries that was an obligor under the Credit Agreement. Interest on the 2019 Senior Notes was payable on May 15 and November 15 of each year. The 2019 Senior Notes were scheduled to mature on May 15, 2019 but were callable at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the 12-month period beginning on May 15 of the years indicated below:

Year	Percentage
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

On July 20, 2015, the Company commenced a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding aggregate principal amount of its 2019 Senior Notes. Upon expiration of the Tender Offer on July 24, 2015, $160.7 million aggregate principal amount of the 2019 Senior Notes (or 80.35% of the aggregate principal amount of the 2019 Senior Notes outstanding) were validly tendered. As of August 1, 2015, $41.5 million of restricted cash is included in the condensed consolidated balance sheets, representing deposits with the trustee for the redemption of the remaining outstanding 2019 Senior Notes. During the thirteen weeks ended August 1, 2015, the Company recognized a loss on the early extinguishment of the 2019 Senior Notes of $8.7 million, which represents the tender offer and call premiums, and the unamortized debt issuance costs and original issue discount associated with the portion of the 2019 Senior Notes that were redeemed.

Subsequent Event - Redemption of 2019 Senior Notes - On August 26, 2015, the Company redeemed the remaining outstanding $39.3 million aggregate principal amount of outstanding 2019 Senior Notes at the redemption price of 103.563% and recognized an additional loss on early extinguishment of $2.0 million, comprised of the call premium and the associated unamortized debt issuance costs and original issue discount.

$200 Million Senior Notes Due 2023
On July 27, 2015, the Company issued $200.0 million aggregate principal amount of 6.25% Senior Notes due 2023 (the "2023 Senior Notes") in a private placement. The 2023 Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that is a borrower or guarantor under the Credit Agreement. Interest on the 2023 Senior Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2016. The 2023 Senior Notes will mature on August 15, 2023.  Prior to August 15, 2018, the Company may redeem some or all of the 2023 Senior Notes at a redemption price equal to 100% of the the principal amount of the 2023 Senior Notes plus a "make-whole" premium (as defined in the 2023 Senior Notes indenture) and accrued and unpaid interest to the redemption date.  After August 15, 2018, the Company may redeem all or a part of the 2023 Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, and Additional Interest (as defined in the 2023 Senior Notes indenture), if redeemed during the 12-month period beginning on August 15 of the years indicated below:

Year	Percentage
2018	104.688%
2019	103.125%
2020	101.563%
2021 and thereafter	100.000%

If the Company experiences specific kinds of changes of control, it would be required to offer to purchase the 2023 Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and Additional Interest, if any, to, but not including, the date of repurchase.

The 2023 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of August 1, 2015, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

The net proceeds from the issuance of the 2023 Senior Notes were approximately $196.3 million after deducting fees and expenses associated with the offering. The Company used the net proceeds, together with cash on hand, to redeem the outstanding 2019 Senior Notes.

Note 6	Business Segment Information

During the fourth quarter of 2014, following the sale of Shoes.com, the Company revised its reportable segments. This change reflects the Company's omnichannel approach to managing its branded footwear business across all distribution channels.

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended August 1, 2015 and August 2, 2014.

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended August 1, 2015
External sales	$395,873	$241,961	$—	$637,834
Intersegment sales	—	32,962	—	32,962
Operating earnings (loss)	27,672	16,005	(7,943)	35,734
Segment assets	608,353	540,582	278,538	1,427,473

Thirteen Weeks Ended August 2, 2014
External sales	$404,069	$231,808	$—	$635,877
Intersegment sales	—	36,134	—	36,134
Operating earnings (loss)	25,524	17,497	(11,719)	31,302
Segment assets	597,262	555,042	136,778	1,289,082

Twenty-six Weeks Ended August 1, 2015
External sales	$755,893	$484,224	$—	$1,240,117
Intersegment sales	—	50,288	—	50,288
Operating earnings (loss)	55,632	27,065	(16,627)	66,070

Twenty-six Weeks Ended August 2, 2014
External sales	$770,795	$456,244	$—	$1,227,039
Intersegment sales	—	56,684	—	56,684
Operating earnings (loss)	52,254	28,700	(20,926)	60,028

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Operating earnings	$35,734	$31,302	$66,070	$60,028
Interest expense	(4,345)	(5,125)	(8,808)	(10,431)
Loss on early extinguishment of debt	(8,690)	—	(8,690)	—
Interest income	238	109	542	185
Earnings before income taxes	$22,937	$26,286	$49,114	$49,782

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets attributable to the Company's operating segments were as follows:

($ thousands)	August 1, 2015	August 2, 2014	January 31, 2015
Intangible Assets
Famous Footwear	$2,800	$3,000	$2,800
Brand Portfolio	183,068	183,068	183,068
Total intangible assets	185,868	186,068	185,868
Accumulated amortization	(67,085)	(63,260)	(65,235)
Total intangible assets, net	118,783	122,808	120,633
Goodwill
Brand Portfolio	13,954	13,954	13,954
Total goodwill	13,954	13,954	13,954
Goodwill and intangible assets, net	$132,737	$136,762	$134,587

Intangible assets consist primarily of owned and licensed trademarks, of which $20.8 million as of August 1, 2015 and January 31, 2015 and $21.0 million as of August 2, 2014, are not subject to amortization. The remaining intangible assets are subject to amortization and have useful lives ranging from 15 to 40 years as of August 1, 2015. Amortization expense related to intangible assets was $0.9 million and $1.0 million for the thirteen weeks and $1.9 million and $2.0 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.

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

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2015	$540,910	$712	$541,622
Net earnings	36,086	168	36,254
Other comprehensive income	315	3	318
Dividends paid	(6,135)	—	(6,135)
Acquisition of treasury stock	(4,921)	—	(4,921)
Issuance of common stock under share-based plans, net	(4,428)	—	(4,428)
Tax benefit related to share-based plans	2,838	—	2,838
Share-based compensation expense	3,680	—	3,680
Equity at August 1, 2015	$568,345	$883	$569,228

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 1, 2014	$476,699	$663	$477,362
Net earnings	33,493	22	33,515
Other comprehensive loss	(35)	(15)	(50)
Dividends paid	(6,110)	—	(6,110)
Issuance of common stock under share-based plans, net	(523)	—	(523)
Tax benefit related to share-based plans	2,097	—	2,097
Share-based compensation expense	2,961	—	2,961
Equity at August 2, 2014	$508,582	$670	$509,252

Accumulated Other Comprehensive Income
The following table sets forth the changes in accumulated other comprehensive income by component for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive Income (Loss)
Balance May 2, 2015	$647	$3,018	$7	$3,672
Other comprehensive (loss) income before reclassifications	(949)	—	625	(324)
Reclassifications:
Amounts reclassified from accumulated other comprehensive income	—	(401)	(109)	(510)
Tax provision	—	158	31	189
Net reclassifications	—	(243)	(78)	(321)
Other comprehensive (loss) income	(949)	(243)	547	(645)
Balance August 1, 2015	$(302)	$2,775	$554	$3,027

Balance May 3, 2014	$3,243	$13,559	$351	$17,153
Other comprehensive income (loss) before reclassifications	244	—	(761)	(517)
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(59)	55	(4)
Tax provision (benefit)	—	26	(17)	9
Net reclassifications	—	(33)	38	5
Other comprehensive income (loss)	244	(33)	(723)	(512)
Balance August 2, 2014	$3,487	$13,526	$(372)	$16,641

Balance January 31, 2015	$(745)	$3,233	$224	$2,712
Other comprehensive income before reclassifications, net of tax	443	—	365	808
Reclassifications:
Amounts reclassified from accumulated other comprehensive income	—	(758)	(38)	(796)
Tax provision	—	300	3	303
Net reclassifications	—	(458)	(35)	(493)
Other comprehensive income (loss)	443	(458)	330	315
Balance August 1, 2015	$(302)	$2,775	$554	$3,027

Balance February 1, 2014	$2,356	$13,582	$738	$16,676
Other comprehensive income (loss) before reclassifications	1,131	—	(1,094)	37
Reclassifications:
Amounts reclassified from accumulated other comprehensive income	—	(101)	(23)	(124)
Tax provision	—	45	7	52
Net reclassifications	—	(56)	(16)	(72)
Other comprehensive income (loss)	1,131	(56)	(1,110)	(35)
Balance August 2, 2014	$3,487	$13,526	$(372)	$16,641

(1)
Amounts reclassified are included in selling and administrative expenses. See Note 10 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)
Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses. See Notes 11 and 12 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 9	Share-Based Compensation

The Company recognized share-based compensation expense of $2.0 million and $1.4 million during the thirteen weeks and $3.7 million and $3.0 million during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.

The Company issued 20,163 and 62,117 shares of common stock during the thirteen weeks and 364,842 and 514,242 during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, for stock-based awards, stock options exercised and directors' fees.

The following tables summarize restricted stock activity for the periods ended August 1, 2015 and August 2, 2014:

	Thirteen Weeks Ended August 1, 2015			Thirteen Weeks Ended August 2, 2014
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

May 2, 2015	1,462,416	$18.57	May 3, 2014	1,652,258	$15.58
Granted	8,000	31.67	Granted	8,800	28.02
Forfeited	(15,000)	16.04	Forfeited	(27,600)	15.73
Vested	(59,800)	11.61	Vested	(34,988)	16.67
August 1, 2015	1,395,616	$18.97	August 2, 2014	1,598,470	$15.60

	Twenty-six Weeks Ended August 1, 2015			Twenty-six Weeks Ended August 2, 2014
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

January 31, 2015	1,562,470	$15.61	February 1, 2014	1,700,098	$13.25
Granted	293,421	30.11	Granted	279,710	28.17
Forfeited	(49,850)	19.51	Forfeited	(27,600)	15.73
Vested	(410,425)	14.15	Vested	(353,738)	14.25
August 1, 2015	1,395,616	$18.97	August 2, 2014	1,598,470	$15.60

All of the restricted shares granted during the thirteen weeks ended August 1, 2015 and August 2, 2014 will vest in four years. Of the 293,421 restricted shares granted during the twenty-six weeks ended August 1, 2015, 280,921 will vest in four years and 12,500 of the shares will vest in five years. Of the 279,710 restricted shares granted during the twenty-six weeks ended August 2, 2014, 277,910 will vest in four years and the remaining 1,800 restricted shares vested in one year. Share-based compensation expense is recognized on a straight-line basis over the respective vesting periods.

During the thirteen weeks ended August 1, 2015 and August 2, 2014, the Company granted no performance share awards. During the twenty-six weeks ended August 1, 2015 and August 2, 2014, the Company granted performance share awards for a targeted 177,921 shares and 88,185 units, respectively, with a weighted-average grant date fair value of $30.12 and $28.18, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. Compensation expense is being recognized based on the fair value of the award and the anticipated number of units to be awarded in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash and their fair value is based on the unadjusted quoted market price for the Company’s common stock on each measurement date.

During the thirteen and twenty-six weeks ended August 1, 2015, the Company granted zero and 16,667 stock options, respectively, with a weighted-average grant date fair value of $29.18. Of the 16,667 stock options granted, 8,333 will vest in four years and 8,334 will vest in five years.

The following tables summarize restricted stock unit (RSU) activity for the periods ended August 1, 2015 and August 2, 2014:

	Thirteen Weeks Ended August 1, 2015			Thirteen Weeks Ended August 2, 2014
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of RSUs			Total Number of RSUs

May 2, 2015	331,698	$30.51	May 3, 2014	347,216	$23.96
Granted (1)	36,740	31.68	Granted (1)	39,476	28.73
August 1, 2015	368,438	$31.44	August 2, 2014	386,692	$40.88

	Twenty-six Weeks Ended August 1, 2015			Twenty-six Weeks Ended August 2, 2014
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of RSUs			Total Number of RSUs

January 31, 2015	330,994	$28.72	February 1, 2014	346,305	$21.30
Granted (1)	37,444	31.69	Granted (1)	40,387	28.68
August 1, 2015	368,438	$31.21	August 2, 2014	386,692	$26.43

(1)
Granted RSUs include 740 RSUs and 911 RSUs for the thirteen weeks and 1,444 RSUs and 1,687 RSUs for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, resulting from dividend equivalents paid on outstanding RSUs, which vested immediately.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Service cost	$2,993	$2,239	$—	$—
Interest cost	3,578	3,560	14	12
Expected return on assets	(8,190)	(6,197)	—	—
Amortization of:
Actuarial loss (gain)	143	67	(63)	(132)
Prior service (income) expense	(481)	6	—	—
Total net periodic benefit income	$(1,957)	$(325)	$(49)	$(120)

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Service cost	$6,322	$4,826	$—	$—
Interest cost	7,164	7,116	28	24
Expected return on assets	(15,845)	(12,381)	—	—
Amortization of:
Actuarial loss (gain)	309	102	(111)	(217)
Prior service (income) expense	(956)	14	—	—
Total net periodic benefit income	$(3,006)	$(323)	$(83)	$(193)

Note 11	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through July 2016. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company’s hedging strategy principally uses foreign currency forward contracts as cash flow hedges, which are recorded in the condensed consolidated balance sheets at fair value, to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, inventory purchases, expenses and intercompany charges, as well as collections and payments. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive income and reclassified to earnings in the period that the hedged transaction is recognized in earnings.  The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the condensed consolidated statements of earnings.

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 was not material.

As of August 1, 2015, August 2, 2014 and January 31, 2015, the Company had forward contracts maturing at various dates through July 2016,  August 2015 and January 2016, respectively. The contract notional amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Notional Amount
(U.S. $ equivalent in thousands)	August 1, 2015	August 2, 2014	January 31, 2015
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$19,650	$20,973	$19,633
Euro	18,035	12,331	16,152
Chinese yuan	15,214	14,524	14,512
Japanese yen	1,208	1,613	1,523
New Taiwanese dollars	537	598	599
Other currencies	1,096	815	970
Total financial instruments	$55,740	$50,854	$53,389

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of August 1, 2015, August 2, 2014 and January 31, 2015 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

August 1, 2015	Prepaid expenses and other current assets	$1,166	Other accrued expenses	$453
August 2, 2014	Prepaid expenses and other current assets	239	Other accrued expenses	615
January 31, 2015	Prepaid expenses and other current assets	1,863	Other accrued expenses	1,784

For the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 1, 2015		August 2, 2014

Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$35	$59	$3	$3
Cost of goods sold	733	7	(776)	(64)
Selling and administrative expenses	121	43	(253)	6
Interest expense	8	—	(5)	—

	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	August 1, 2015		August 2, 2014

Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Loss Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$60	$113	$(4)	$16
Cost of goods sold	532	(122)	(757)	(11)
Selling and administrative expenses	33	47	(709)	18
Interest expense	(14)	—	(17)	—

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

Fair Value Hierarchy
FASB guidance on fair value measurements and disclosures specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (“observable inputs”) or reflect the Company’s own assumptions of market participant valuation (“unobservable inputs”). In accordance with the fair value guidance, the inputs to valuation techniques used to measure fair value are categorized into three levels based on the reliability of the inputs as follows:

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

In determining fair value, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk. Classification of the financial or non-financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs that is equal to the number of shares of the Company’s common stock which the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other accrued expenses (current portion) or other liabilities in the accompanying condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are presented in selling and administrative expenses in the Company’s condensed consolidated statement of earnings. The fair value of each PSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).

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

Secured Convertible Note
The Company received a secured convertible note as partial consideration for the disposition of Shoes.com, as further described in Note 3 to the condensed consolidated financial statements. The convertible note is measured at fair value using unobservable inputs (Level 3). The change in fair value during the thirteen and twenty-six weeks ended August 1, 2015 reflects an immaterial amount of interest income.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 1, 2015, August 2, 2014 and January 31, 2015. The Company did not have any transfers between Level 1 and Level 2 during 2014 or the twenty-six weeks ended August 1, 2015.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of August 1, 2015:
Cash equivalents – money market funds	$91,709	$91,709	$—	$—
Non-qualified deferred compensation plan assets	3,879	3,879	—	—
Non-qualified deferred compensation plan liabilities	(3,879)	(3,879)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,423)	(2,423)	—	—
Restricted stock units for non-employee directors	(10,263)	(10,263)	—	—
Performance share units	(3,518)	(3,518)	—	—
Derivative financial instruments, net	713	—	713	—
Secured convertible note	7,118	—	—	7,118
As of August 2, 2014:
Cash equivalents – money market funds	$8,457	$8,457	$—	$—
Non-qualified deferred compensation plan assets	2,765	2,765	—	—
Non-qualified deferred compensation plan liabilities	(2,765)	(2,765)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,983)	(1,983)	—	—
Restricted stock units for non-employee directors	(8,103)	(8,103)	—	—
Performance share units	(895)	(895)	—	—
Derivative financial instruments, net	(376)	—	(376)	—
As of January 31, 2015:
Cash equivalents – money market funds	$35,533	$35,533	$—	$—
Non-qualified deferred compensation plan assets	2,904	2,904	—	—
Non-qualified deferred compensation plan liabilities	(2,904)	(2,904)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,066)	(2,066)	—	—
Restricted stock units for non-employee directors	(8,857)	(8,857)	—	—
Performance share units	(5,147)	(5,147)	—	—
Derivative financial instruments, net	79	—	79	—
Secured convertible note	6,957	—	—	6,957

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $82.3 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.5 million for the thirteen weeks ended August 1, 2015. Of the $0.5 million impairment charge included in selling and administrative expenses, $0.3 million related to the Famous Footwear segment and $0.2 million related to the Brand Portfolio segment.  Impairment charges of $0.9 million were included in selling and administrative expenses for the twenty-six weeks ended August 1, 2015, of which $0.5 million related to the Famous Footwear segment and $0.4 million related to the Brand Portfolio segment. Long-lived assets held and used with a carrying amount of $85.5 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.4 million for the thirteen weeks ended August 2, 2014. Of the $0.4 million impairment charge included in selling and administrative expenses, $0.2 million related to the Famous Footwear segment and $0.2 million related to the Brand Portfolio segment.  Impairment charges of $0.7 million were included in selling and administrative expenses for the twenty-six weeks ended August 2, 2014, of which $0.4 million related to the Famous Footwear segment and $0.3 million related to the Brand Portfolio segment.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

	August 1, 2015		August 2, 2014		January 31, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value	Amount	Value
Current portion of long-term debt	$39,157	$40,823	$—	$—	$—	$—
Long-term debt	200,000	202,000	199,104	210,750	199,197	208,000

The fair value of the Company’s current portion of long-term debt and long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 13	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rates were 26.5% and 31.4% for the thirteen weeks and 26.2% and 32.7% for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.

The Company recognized discrete tax benefits of $1.3 million during the thirteen weeks ended August 1, 2015. Of the $1.3 million of discrete tax benefits recognized, $1.2 million related to the 2014 disposition of Shoes.com, as further discussed in Note 3 to the condensed consolidated financial statements.  The allocation of consideration received for tax purposes was finalized with the Purchaser during the second quarter, resulting in higher anticipated utilization of certain capital loss carryforwards that were previously fully reserved. If these discrete tax benefits had not been recognized during the thirteen weeks ended August 1, 2015, the Company's effective tax rate would have been 32.0%.

The Company recognized discrete tax benefits of $2.9 million during the twenty-six weeks ended August 1, 2015. In addition to the items described above, during the first quarter of 2015, the Company recognized discrete tax benefits of $1.6 million, following the conversion of one of its primary operating subsidiaries to a limited liability company. If these discrete tax benefits had not been recognized during the twenty-six weeks ended August 1, 2015, the Company's effective tax rate would have been 32.1%.

Note 14	Related Party Transactions

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China.  During the thirteen and twenty-six weeks ended August 1, 2015, the Company sold $2.1 million and $4.7 million, respectively, of Naturalizer footwear on a wholesale basis to CBI through its consolidated subsidiary, B&H Footwear, with $1.4 million and $3.4 million in corresponding sales during the thirteen and twenty-six weeks ended August 2, 2014.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.4 million as of August 1, 2015. The Company expects to spend approximately $0.2 million in each of the next five years and $14.4 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through August 1, 2015 were $27.5 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at August 1, 2015 is $9.7 million, of which $9.0 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses. Of the total $9.7 million reserve, $5.0 million is for on-site remediation and $4.7 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.3 million at August 1, 2015 to complete the cleanup, maintenance and monitoring at these sites, which has been discounted at 6.4%. Of the $1.3 million reserve, $1.1 million is recorded in other liabilities and $0.2 million is recorded in other accrued expenses. On an undiscounted basis, this liability would be $1.8 million. The Company expects to spend approximately $0.2 million in each of the next five years and $0.8 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

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

During 2014, the Company signed a settlement agreement to resolve a putative class action lawsuit involving wage and hour claims in California for an amount not to exceed $1.5 million. The court has granted preliminary approval of the settlement, pursuant to which the Company will pay a minimum of $1.0 million in attorneys' fees, costs of administering the settlement and settlement payments to class members who submit claims. A hearing for final approval of the settlement is scheduled for the third quarter of 2015. The reserve for this matter as of August 1, 2015 is $1.5 million.

Note 16	Financial Information for the Company and its Subsidiaries

The Company's 2023 Senior Notes are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under the Credit Agreement, as further discussed in Note 5 to the condensed consolidated financial statements. The following table presents the condensed consolidating financial information for each of Caleres, Inc. (“Parent”), the Guarantors, and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. The Guarantors are 100% owned by the Parent.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 1, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$42,738	$12,742	$73,865	$—	$129,345
Restricted cash	41,482	—	—	—	41,482
Receivables, net	102,455	2,635	39,123	—	144,213
Inventories, net	158,061	458,869	24,198	—	641,128
Prepaid expenses and other current assets	12,032	22,554	6,416	—	41,002
Intercompany receivable – current	369	120	14,122	(14,611)	—
Total current assets	357,137	496,920	157,724	(14,611)	997,170
Other assets	133,056	15,227	(1,556)	—	146,727
Goodwill and intangible assets, net	116,670	2,800	13,267	—	132,737
Property and equipment, net	31,530	109,463	9,846	—	150,839
Investment in subsidiaries	1,010,293	—	(18,530)	(991,763)	—
Intercompany receivable – noncurrent	425,872	359,067	533,324	(1,318,263)	—
Total assets	$2,074,558	$983,477	$694,075	$(2,324,637)	$1,427,473

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$39,157	$—	$—	$—	$39,157
Trade accounts payable	121,213	222,148	39,265	—	382,626
Other accrued expenses	44,465	96,992	14,649	—	156,106
Intercompany payable – current	5,211	297	9,103	(14,611)	—
Total current liabilities	210,046	319,437	63,017	(14,611)	577,889
Other liabilities
Long-term debt	200,000	—	—	—	200,000
Other liabilities	44,049	33,812	2,495	—	80,356
Intercompany payable – noncurrent	1,052,118	37,745	228,400	(1,318,263)	—
Total other liabilities	1,296,167	71,557	230,895	(1,318,263)	280,356
Equity
Caleres, Inc. shareholders’ equity	568,345	592,483	399,280	(991,763)	568,345
Noncontrolling interests	—	—	883	—	883
Total equity	568,345	592,483	400,163	(991,763)	569,228
Total liabilities and equity	$2,074,558	$983,477	$694,075	$(2,324,637)	$1,427,473

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED AUGUST 1, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$196,809	$415,717	$81,169	$(55,861)	$637,834
Cost of goods sold	144,750	225,771	47,563	(43,045)	375,039
Gross profit	52,059	189,946	33,606	(12,816)	262,795
Selling and administrative expenses	60,220	164,064	15,593	(12,816)	227,061
Operating (loss) earnings	(8,161)	25,882	18,013	—	35,734
Interest expense	(4,345)	—	—	—	(4,345)
Loss on early extinguishment of debt	(8,690)	—	—	—	(8,690)
Interest income	196	—	42	—	238
Intercompany interest income (expense)	3,432	(3,471)	39	—	—
(Loss) earnings before income taxes	(17,568)	22,411	18,094	—	22,937
Income tax benefit (provision)	3,651	(7,570)	(2,155)	—	(6,074)
Equity in earnings of subsidiaries, net of tax	30,742	—	394	(31,136)	—
Net earnings	16,825	14,841	16,333	(31,136)	16,863
Less: Net earnings attributable to noncontrolling interests	—	—	38	—	38
Net earnings attributable to Caleres, Inc.	$16,825	$14,841	$16,295	$(31,136)	$16,825

Comprehensive income	$16,181	$14,229	$15,719	$(29,911)	$16,218
Less: Comprehensive income attributable to noncontrolling interests	—	—	37	—	37
Comprehensive income attributable to Caleres, Inc.	$16,181	$14,229	$15,682	$(29,911)	$16,181

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 1, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$389,160	$795,906	$136,150	$(81,099)	$1,240,117
Cost of goods sold	282,343	427,354	84,526	(65,427)	728,796
Gross profit	106,817	368,552	51,624	(15,672)	511,321
Selling and administrative expenses	113,197	316,310	31,416	(15,672)	445,251
Operating (loss) earnings	(6,380)	52,242	20,208	—	66,070
Interest expense	(8,807)	(1)	—	—	(8,808)
Loss on early extinguishment of debt	(8,690)	—	—	—	(8,690)
Interest income	448	—	94	—	542
Intercompany interest income (expense)	7,109	(7,193)	84	—	—
(Loss) earnings before income taxes	(16,320)	45,048	20,386	—	49,114
Income tax benefit (provision)	5,335	(15,590)	(2,605)	—	(12,860)
Equity in earnings of subsidiaries, net of tax	47,071	—	378	(47,449)	—
Net earnings	36,086	29,458	18,159	(47,449)	36,254
Less: Net earnings attributable to noncontrolling interests	—	—	168	—	168
Net earnings attributable to Caleres, Inc.	$36,086	$29,458	$17,991	$(47,449)	$36,086

Comprehensive income	$36,398	$29,570	$18,275	$(47,674)	$36,569
Less: Comprehensive income attributable to noncontrolling interests	—	—	171	—	171
Comprehensive income attributable to Caleres, Inc.	$36,398	$29,570	$18,104	$(47,674)	$36,398

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 1, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(3,561)	$71,298	$33,518	$—	$101,255

Investing activities
Purchases of property and equipment	(9,933)	(14,470)	(469)	—	(24,872)
Disposals of property and equipment	7,111	—	—	—	7,111
Capitalized software	(1,959)	(739)	—	—	(2,698)
Intercompany investing	(253)	253	—	—	—
Net cash used for investing activities	(5,034)	(14,956)	(469)	—	(20,459)

Financing activities
Borrowings under revolving credit agreement	86,000	—	—	—	86,000
Repayments under revolving credit agreement	(86,000)	—	—	—	(86,000)
Proceeds from issuance of 2023 senior notes	200,000	—	—	—	200,000
Redemption of 2019 senior notes	(160,700)	—	—	—	(160,700)
Restricted cash	(41,482)	—	—	—	(41,482)
Debt issuance costs	(3,650)	—	—	—	(3,650)
Dividends paid	(6,135)	—	—	—	(6,135)
Acquisition of treasury stock	(4,921)	—	—	—	(4,921)
Issuance of common stock under share-based plans, net	(4,428)	—	—	—	(4,428)
Tax benefit related to share-based plans	2,838	—	—	—	2,838
Intercompany financing	55,920	(43,600)	(12,320)	—	—
Net cash provided by (used for) financing activities	37,442	(43,600)	(12,320)	—	(18,478)
Effect of exchange rate changes on cash and cash equivalents	—	—	(376)	—	(376)
Increase in cash and cash equivalents	28,847	12,742	20,353	—	61,942
Cash and cash equivalents at beginning of period	13,891	—	53,512	—	67,403
Cash and cash equivalents at end of period	$42,738	$12,742	$73,865	$—	$129,345

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$13,891	$—	$53,512	$—	$67,403
Receivables, net	89,030	5,398	42,218	—	136,646
Inventories, net	148,082	376,254	18,767	—	543,103
Prepaid expenses and other current assets	41,494	20,777	8,964	(27,491)	43,744
Intercompany receivable – current	1,194	—	8,750	(9,944)	—
Total current assets	293,691	402,429	132,211	(37,435)	790,896
Other assets	113,922	13,733	13,931	—	141,586
Goodwill and intangible assets, net	117,792	2,800	13,995	—	134,587
Property and equipment, net	29,237	109,720	10,786	—	149,743
Investment in subsidiaries	956,831	—	(18,909)	(937,922)	—
Intercompany receivable – noncurrent	459,774	306,871	539,396	(1,306,041)	—
Total assets	$1,971,247	$835,553	$691,410	$(2,281,398)	$1,216,812

Liabilities and Equity
Current liabilities
Trade accounts payable	$60,377	$114,208	$41,336	$—	$215,921
Other accrued expenses	110,714	85,638	12,301	(27,491)	181,162
Intercompany payable – current	4,948	—	4,996	(9,944)	—
Total current liabilities	176,039	199,846	58,633	(37,435)	397,083
Other liabilities
Long-term debt	199,197	—	—	—	199,197
Other liabilities	41,847	32,574	4,489	—	78,910
Intercompany payable – noncurrent	1,013,254	21,078	271,709	(1,306,041)	—
Total other liabilities	1,254,298	53,652	276,198	(1,306,041)	278,107
Equity
Caleres, Inc. shareholders’ equity	540,910	582,055	355,867	(937,922)	540,910
Noncontrolling interests	—	—	712	—	712
Total equity	540,910	582,055	356,579	(937,922)	541,622
Total liabilities and equity	$1,971,247	$835,553	$691,410	$(2,281,398)	$1,216,812

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 2, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$46,876	$—	$46,876
Receivables, net	85,285	2,491	37,708	—	125,484
Inventories, net	160,581	470,596	26,479	—	657,656
Prepaid expenses and other current assets	11,869	20,278	7,020	—	39,167
Intercompany receivable – current	1,958	—	19,165	(21,123)	—
Total current assets	259,693	493,365	137,248	(21,123)	869,183
Other assets	119,473	13,455	1,851	—	134,779
Goodwill and intangible assets, net	119,041	2,800	14,921	—	136,762
Property and equipment, net	26,935	112,203	9,220	—	148,358
Investment in subsidiaries	886,736	—	(19,151)	(867,585)	—
Intercompany receivable – noncurrent	450,516	278,910	485,949	(1,215,375)	—
Total assets	$1,862,394	$900,733	$630,038	$(2,104,083)	$1,289,082

Liabilities and Equity
Current liabilities
Trade accounts payable	$104,054	$192,787	$44,853	$—	$341,694
Other accrued expenses	49,838	94,649	14,665	—	159,152
Intercompany payable – current	6,143	—	14,980	(21,123)	—
Total current liabilities	160,035	287,436	74,498	(21,123)	500,846
Other liabilities
Long-term debt	199,104	—	—	—	199,104
Other liabilities	34,659	37,543	7,678	—	79,880
Intercompany payable – noncurrent	960,014	38,569	216,792	(1,215,375)	—
Total other liabilities	1,193,777	76,112	224,470	(1,215,375)	278,984
Equity
Caleres, Inc. shareholders’ equity	508,582	537,185	330,400	(867,585)	508,582
Noncontrolling interests	—	—	670	—	670
Total equity	508,582	537,185	331,070	(867,585)	509,252
Total liabilities and equity	$1,862,394	$900,733	$630,038	$(2,104,083)	$1,289,082

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED AUGUST 2, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$183,598	$417,917	$94,578	$(60,216)	$635,877
Cost of goods sold	136,433	229,064	60,154	(49,416)	376,235
Gross profit	47,165	188,853	34,424	(10,800)	259,642
Selling and administrative expenses	57,149	164,142	17,849	(10,800)	228,340
Operating (loss) earnings	(9,984)	24,711	16,575	—	31,302
Interest expense	(5,125)	—	—	—	(5,125)
Interest income	12	—	97	—	109
Intercompany interest income (expense)	3,828	(3,787)	(41)	—	—
(Loss) earnings before income taxes	(11,269)	20,924	16,631	—	26,286
Income tax benefit (provision)	1,684	(8,375)	(1,556)	—	(8,247)
Equity in earnings of subsidiaries, net of tax	27,649	—	81	(27,730)	—
Net earnings	18,064	12,549	15,156	(27,730)	18,039
Less: Net earnings attributable to noncontrolling interests	—	—	(25)	—	(25)
Net earnings attributable to Caleres, Inc.	$18,064	$12,549	$15,181	$(27,730)	$18,064

Comprehensive income	$17,555	$12,541	$15,143	$(27,712)	$17,527
Less: Comprehensive income attributable to noncontrolling interests	—	—	(28)	—	(28)
Comprehensive income attributable to Caleres, Inc.	$17,555	$12,541	$15,171	$(27,712)	$17,555

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$362,758	$795,330	$158,931	$(89,980)	$1,227,039
Cost of goods sold	263,899	433,619	103,156	(75,618)	725,056
Gross profit	98,859	361,711	55,775	(14,362)	501,983
Selling and administrative expenses	106,346	310,783	39,188	(14,362)	441,955
Operating (loss) earnings	(7,487)	50,928	16,587	—	60,028
Interest expense	(10,430)	(1)	—	—	(10,431)
Interest income	13	—	172	—	185
Intercompany interest income (expense)	7,802	(7,720)	(82)	—	—
(Loss) earnings before income taxes	(10,102)	43,207	16,677	—	49,782
Income tax benefit (provision)	2,148	(17,229)	(1,186)	—	(16,267)
Equity in earnings (loss) of subsidiaries, net of tax	41,447	—	(207)	(41,240)	—
Net earnings	33,493	25,978	15,284	(41,240)	33,515
Less: Net loss attributable to noncontrolling interests	—	—	22	—	22
Net earnings attributable to Caleres, Inc.	$33,493	$25,978	$15,262	$(41,240)	$33,493

Comprehensive income	$33,473	$26,526	$15,818	$(42,337)	$33,480
Less: Comprehensive loss attributable to noncontrolling interests	—	—	7	—	7
Comprehensive income attributable to Caleres, Inc.	$33,473	$26,526	$15,811	$(42,337)	$33,473

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(14,071)	$57,490	$23,072	$—	$66,491

Investing activities
Purchases of property and equipment	(2,810)	(19,355)	(1,346)	—	(23,511)
Capitalized software	(2,642)	(43)	(29)	—	(2,714)
Acquisition of trademarks	(65,065)	—	—	—	(65,065)
Intercompany investing	(624)	(295)	919	—	—
Net cash used for investing activities	(71,141)	(19,693)	(456)	—	(91,290)

Financing activities
Borrowings under revolving credit agreement	456,000	—	—	—	456,000
Repayments under revolving credit agreement	(463,000)	—	—	—	(463,000)
Dividends paid	(6,110)	—	—	—	(6,110)
Issuance of common stock under share-based plans, net	(523)	—	—	—	(523)
Tax benefit related to share-based plans	2,097	—	—	—	2,097
Intercompany financing	96,748	(37,797)	(58,951)	—	—
Net cash provided by (used for) financing activities	85,212	(37,797)	(58,951)	—	(11,536)
Effect of exchange rate changes on cash and cash equivalents	—	—	665	—	665
Decrease in cash and cash equivalents	—	—	(35,670)	—	(35,670)
Cash and cash equivalents at beginning of period	—	—	82,546	—	82,546
Cash and cash equivalents at end of period	$—	$—	$46,876	$—	$46,876

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our financial performance improved during the quarter, as we continued to invest in our long-term strategic growth initiatives. Sales growth in our Brand Portfolio segment and continued operating margin improvement at our Famous Footwear segment contributed to our successful second quarter results. Our Brand Portfolio segment reported a 4.4% increase in net sales, while our Famous Footwear segment reported an 8.4% increase in operating earnings for the quarter.

The following is a summary of the financial highlights for the second quarter of 2015:

•
Consolidated net sales increased $1.9 million, or 0.3%, to $637.8 million for the second quarter of 2015, compared to $635.9 million for the second quarter of 2014. Our Brand Portfolio segment experienced continued improvement as net sales increased by $10.2 million, or 4.4%. Our Famous Footwear segment reported a decline in net sales of $8.2 million, driven by the disposition of our e-commerce subsidiary, Shoes.com, in December 2014, which contributed $10.4 million in net sales in the second quarter of 2014, partially offset by a net increase in sales from new and closed stores.

•	Consolidated operating earnings increased $4.4 million, or 14.2%, to $35.7 million in the second quarter of 2015, compared to $31.3 million for the second quarter of 2014.

•
We redeemed our 2019 Senior Notes and closed on the offering of our 2023 Senior Notes, reducing our interest rate from 7.125% to 6.25%.  Pursuant to our cash tender offer of the 2019 Senior Notes, $160.7 million of the $200.0 million aggregate principal amount was redeemed during the second quarter.  The remaining $39.3 million of 2019 Senior Notes was redeemed on August 26, 2015.  We incurred a loss on early extinguishment of debt of $8.7 million ($5.3 million on an after-tax basis, or $0.12 per diluted share) during the second quarter of 2015, reflecting the redemption of the $160.7 million of our 2019 Senior Notes prior to maturity.  An additional loss of $2.0 million was incurred in the third quarter as the remaining 2019 Senior Notes were redeemed.

•
Consolidated net earnings attributable to Caleres, Inc. were $16.8 million, or $0.38 per diluted share, in the second quarter of 2015, compared to net earnings of $18.1 million, or $0.41 per diluted share, in the second quarter of 2014.

Our debt-to-capital ratio, as defined herein, increased to 29.6% at August 1, 2015, compared to 28.1% at August 2, 2014 and 26.9% at January 31, 2015.  The increase from August 2, 2014 and January 31, 2015 was driven by higher current maturities of long-term debt resulting from the outstanding 2019 Senior Notes, which were redeemed on August 26, 2015, as further discussed in Note 5 to the condensed consolidated financial statements.  Our current ratio, as defined herein, was 1.73 to 1 at August 1, 2015, compared to 1.74 to 1 at August 2, 2014 and 1.99 to 1 at January 31, 2015.

Outlook for the Remainder of 2015
During the second quarter, we continued to drive margin expansion and further strengthened our balance sheet. Based on our second quarter results, we expect consolidated net sales to be between $2.61 billion and $2.63 billion.  We also expect to earn between $1.84 and $1.94 per diluted share in 2015.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales

($ millions)
Net sales	$637.8	100.0%	$635.9	100.0%	$1,240.1	100.0%	$1,227.0	100.0%
Cost of goods sold	375.0	58.8%	376.3	59.2%	728.8	58.8%	725.0	59.1%
Gross profit	262.8	41.2%	259.6	40.8%	511.3	41.2%	502.0	40.9%
Selling and administrative expenses	227.1	35.6%	228.3	35.9%	445.2	35.9%	442.0	36.0%
Operating earnings	35.7	5.6%	31.3	4.9%	66.1	5.3%	60.0	4.9%
Interest expense	(4.3)	(0.7)%	(5.1)	(0.8)%	(8.8)	(0.7)%	(10.4)	(0.8)%
Loss on early extinguishment of debt	(8.7)	(1.3)%	—	—	(8.7)	(0.6)%	—	—%
Interest income	0.2	0.0%	0.1	0.0%	0.5	—%	0.2	0.0%
Earnings before income taxes from continuing operations	22.9	3.6%	26.3	4.1%	49.1	4.0%	49.8	4.1%
Income tax provision	(6.0)	(1.0)%	(8.2)	(1.3)%	(12.8)	(1.1)%	(16.3)	(1.4)%
Net earnings	16.9	2.6%	18.1	2.8%	36.3	2.9%	33.5	2.7%
Net earnings (loss) attributable to noncontrolling interests	0.1	0.0%	—	—	0.2	0.0%	—	—
Net earnings attributable to Caleres, Inc.	$16.8	2.6%	$18.1	2.8%	$36.1	2.9%	$33.5	2.7%

Net Sales
Net sales increased $1.9 million, or 0.3%, to $637.8 million for the second quarter of 2015, compared to $635.9 million for the second quarter of 2014. Net sales at our Brand Portfolio segment increased while net sales at our Famous Footwear segment decreased. Our Brand Portfolio segment reported a $10.2 million increase in net sales, driven by strong sales of our Franco Sarto, Vince, Sam Edelman and LifeStride brands during the quarter, partially offset by decreases in net sales of our Dr. Scholl's, Via Spiga and Ryka brands.  Net sales of our Famous Footwear segment decreased $8.2 million, reflecting a $10.4 million decrease in sales attributable to Shoes.com, which was sold in December 2014, partially offset by the net increase in sales from new and closed stores.

Net sales increased $13.1 million, or 1.1%, to $1,240.1 million for the six months ended August 1, 2015, compared to $1,227.0 million for the six months ended August 2, 2014. Net sales at our Brand Portfolio segment increased while net sales at our Famous Footwear segment decreased. Our Brand Portfolio segment reported a $28.0 million increase in net sales, driven by strong sales of our Sam Edelman, Vince, LifeStride and Dr. Scholl's brands, partially offset by a decrease in net sales of our Via Spiga and Ryka brands.  Net sales of our Famous Footwear segment decreased $14.9 million, reflecting a $22.5 million decrease in sales attributable to Shoes.com, partially offset by a 1.5% increase in same-store sales.

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

Gross Profit
Gross profit increased $3.2 million, or 1.2%, to $262.8 million for the second quarter of 2015, compared to $259.6 million for the second quarter of 2014, reflecting higher gross profit in our Brand Portfolio segment, partially offset by a decline in the Famous Footwear segment.  As a percentage of net sales, gross profit increased to 41.2% for the second quarter of 2015, compared to 40.8% for the second quarter of 2014, driven by increases in both our Famous Footwear and Brand Portfolio segments, partially offset by a higher consolidated mix of wholesale versus retail sales. Gross profit rates in our retail businesses are higher, on average, than in our wholesale business. Retail and wholesale net sales were 67% and 33%, respectively, in the second quarter of 2015, compared to 69% and 31% in the second quarter of 2014.

Gross profit increased $9.3 million, or 1.9%, to $511.3 million for the six months ended August 1, 2015, compared to $502.0 million for the six months ended August 2, 2014, reflecting higher gross profit in both our Brand Portfolio and Famous Footwear segments.  As a percentage of net sales, gross profit increased to 41.2% for the six months ended August 1, 2015, compared to 40.9% for the six months ended August 2, 2014, driven by our Famous Footwear segment, which reported a gross profit rate of 46.0% for the six months ended August 1, 2015, compared to 44.9% for the six months ended August 2, 2014, partially offset by a decline in the Brand Portfolio segment gross profit rate to 33.8% in the six months ended August 1, 2015, compared to 34.1% in the six months ended August 2, 2014 and a higher consolidated mix of wholesale versus retail sales. Retail and wholesale net sales were 66% and 34%, respectively, in the six months ended August 1, 2015, compared to 69% and 31% in the six months ended August 2, 2014.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.2 million, or 0.6%, to $227.1 million for the second quarter of 2015, compared to $228.3 million in the second quarter of 2014. As a percentage of net sales, selling and administrative expenses decreased to 35.6% for the second quarter of 2015 from 35.9% for the second quarter of 2014.

Selling and administrative expenses increased $3.2 million, or 0.7%, to $445.2 million for the six months ended August 1, 2015, compared to $442.0 million in the six months ended August 2, 2014. As a percentage of net sales, selling and administrative expenses decreased to 35.9% for the six months ended August 1, 2015 from 36.0% for the six months ended August 2, 2014.

Operating Earnings
Operating earnings increased $4.4 million, or 14.2%, to $35.7 million for the second quarter of 2015, compared to $31.3 million for the second quarter of 2014, reflecting higher net sales and gross profit rate and lower selling and administrative expenses, as described above.  As a percentage of net sales, operating earnings improved to 5.6% for the second quarter of 2015, compared to 4.9% for the second quarter of 2014.

Operating earnings increased $6.1 million, or 10.1%, to $66.1 million for the six months ended August 1, 2015, compared to $60.0 million for the six months ended August 2, 2014, reflecting higher net sales and gross profit rate, as described above.  As a percentage of net sales, operating earnings improved to 5.3% for the six months ended August 1, 2015, compared to 4.9% for the six months ended August 2, 2014.

Interest Expense
Interest expense decreased $0.8 million, or 15.2%, to $4.3 million for the second quarter of 2015, compared to $5.1 million for the second quarter of 2014, primarily reflecting lower average borrowings under our revolving credit agreement and lower fees resulting from our credit agreement amendment in the fourth quarter of 2014, as further discussed in Liquidity and Capital Resources.

Interest expense decreased $1.6 million, or 15.6%, to $8.8 million for the six months ended August 1, 2015, compared to $10.4 million for the six months ended August 2, 2014, primarily reflecting the above named factors.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was $8.7 million for the second quarter and six months ended August 1, 2015, reflecting the redemption of a portion of our 2019 Senior Notes prior to maturity, as further discussed in Note 5 to the condensed consolidated financial statements. We incurred no corresponding charges during the second quarter or six months ended August 2, 2014. An additional loss of $2.0 million was incurred in the third quarter as the remaining 2019 Senior Notes were redeemed.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 26.5% for the second quarter of 2015, compared to 31.4% for the second quarter of 2014. We recognized discrete tax benefits of $1.3 million during the quarter. Of the $1.3 million of discrete tax benefits recognized, $1.2 million related to the 2014 disposition of Shoes.com. The allocation of consideration received for tax purposes was finalized with the buyer during the second quarter, resulting in higher anticipated utilization of certain capital loss carryforwards that were previously fully reserved.

If these discrete tax benefits had not been recognized during the thirteen weeks ended August 1, 2015, the Company's effective tax rate would have been 32.0%.

For the six months ended August 1, 2015, our consolidated effective tax rate was 26.2%, compared to 32.7% for the six months ended August 2, 2014. The effective tax rate was lower for the six months ended August 1, 2015 as a result of $2.9 million of discrete tax benefits recognized during the period. In addition to the second quarter item described above, during the first quarter of 2015, the Company recognized discrete tax benefits of $1.6 million, following the conversion of one of its primary operating subsidiaries to a limited liability company. If these discrete tax benefits had not been recognized, our effective tax rate would have been 32.1% for the six months ended August 1, 2015.

Net Earnings
Net earnings decreased $1.2 million, or 6.5%, to $16.9 million for the second quarter of 2015, compared to $18.1 million for the second quarter of 2014, reflecting stronger operating earnings as described above, offset by the loss on early extinguishment of debt.

Net earnings increased $2.8 million, or 8.2%, to $36.3 million for the six months ended August 1, 2015, compared to $33.5 million for the six months ended August 2, 2014, reflecting stronger sales and operating earnings as described above, partially offset by the loss on early extinguishment of debt.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $16.8 million and $36.1 million during the second quarter and six months ended August 1, 2015,  compared to net earnings of $18.1 million and $33.5 million during the second quarter of 2014 and six months ended August 2, 2014, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square
foot)
Operating Results
Net sales	$395.9	100.0%	$404.1	100.0%	$755.9	100.0%	$770.8	100.0%
Cost of goods sold	216.4	54.7%	223.1	55.2%	408.2	54.0%	424.5	55.1%
Gross profit	179.5	45.3%	181.0	44.8%	347.7	46.0%	346.3	44.9%
Selling and administrative expenses	151.8	38.3%	155.5	38.5%	292.1	38.6%	294.0	38.1%
Operating earnings	$27.7	7.0%	$25.5	6.3%	$55.6	7.4%	$52.3	6.8%

Key Metrics
Same-store sales % change	0.1%		1.6%		1.5%		1.5%
Same-store sales $ change	$0.5		$5.7		$10.9		$10.3
Sales change from new and closed stores, net	$2.2		$(0.4)		$(2.0)		$(2.5)
Impact of changes in Canadian exchange rate on sales	$(0.5)		$—		$(0.7)		$—
Sales change of Shoes.com (sold in December 2014)	$(10.4)		$(1.9)		$(22.5)		$(5.6)
Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$55		$55		$106		$105
Sales per square foot, excluding e-commerce (trailing twelve months)	$216		$212		$216		$212
Square footage (thousand sq. ft.)	6,966		6,962		6,966		6,962

Stores opened	10		17		25		28
Stores closed	6		16		19		37
Ending stores	1,044		1,035		1,044		1,035

Net Sales
Net sales decreased $8.2 million, or 2.0%, to $395.9 million for the second quarter of 2015, compared to $404.1 million for the second quarter of 2014. The decrease was due primarily to the sale of Shoes.com in December 2014, which contributed $10.4 million of net sales in the second quarter of 2014, partially offset by a net increase in sales from new and closed stores reflecting our higher store count.  Famous Footwear reported higher average unit retail prices and an improved customer conversion rate, partially offset by a decline in customer traffic in our stores. Famous Footwear experienced sales growth in canvas and athletic footwear categories. During the second quarter of 2015, we opened 10 new stores and closed 6 stores, resulting in 1,044 stores and total square footage of 7.0 million at the end of the second quarter of 2015, compared to 1,035 stores and total square footage of 7.0 million at the end of the second quarter of 2014. Sales per square foot, excluding e-commerce, remained consistent at $55 in both the second quarter of 2015 and the second quarter of 2014.  On a trailing twelve month basis, sales per square foot, excluding e-commerce, increased 2.0% to $216 for the twelve months ended August 1, 2015, compared to $212 for the twelve months ended August 2, 2014. Members of our customer loyalty program, Rewards, continue to account for a majority of the segment’s sales, with approximately 73% of our net sales made to members of our Rewards program in the second quarter of 2015, compared to approximately 72% in the second quarter of 2014.

Net sales decreased $14.9 million, or 1.9%, to $755.9 million for the six months ended August 1, 2015, compared to $770.8 million for the six months ended August 2, 2014. The decrease was due primarily to the sale of Shoes.com, which contributed $22.5 million of net sales in the six months ended August 2, 2014, and the net decline in sales from new and closed stores, partially offset by a

1.5% increase in same-store sales. Famous Footwear reported higher average unit retail prices and an improved customer conversion rate, partially offset by a decline in customer traffic in our stores. Famous Footwear experienced sales growth in athletic, canvas and boot categories.

Gross Profit
Gross profit decreased $1.5 million, or 0.8%, to $179.5 million for the second quarter of 2015, compared to $181.0 million for the second quarter of 2014. As a percentage of net sales, our gross profit was 45.3% for the second quarter of 2015, compared to 44.8% for the second quarter of 2014. The increase in our gross profit rate reflects a continued shift in mix toward higher margin product, lower inventory markdowns and improved margins resulting from the disposal of Shoes.com.

Gross profit increased $1.4 million, or 0.4%, to $347.7 million for the six months ended August 1, 2015, compared to $346.3 million for the six months ended August 2, 2014. As a percentage of net sales, our gross profit was 46.0% for the six months ended August 1, 2015, compared to 44.9% for the six months ended August 2, 2014. The increase in our gross profit rate reflects a continued shift in mix toward higher margin product and improved margins resulting from the disposal of Shoes.com.

Selling and Administrative Expenses
Selling and administrative expenses decreased $3.7 million, or 2.3%, to $151.8 million for the second quarter of 2015, compared to $155.5 million for the second quarter of 2014.  The decrease was primarily attributable to lower expenses due to the disposal of Shoes.com and lower marketing expenses, partially offset by higher store rent and facilities costs. As a percentage of net sales, selling and administrative expenses decreased to 38.3% for the second quarter of 2015, compared to 38.5% for the second quarter of 2014.

Selling and administrative expenses decreased $1.9 million, or 0.7%, to $292.1 million for the six months ended August 1, 2015, compared to $294.0 million for the six months ended August 2, 2014.  The decrease was primarily attributable to lower expenses due to the disposal of Shoes.com and lower marketing expenses, partially offset by higher store rent and facilities costs and higher employee benefit costs. As a percentage of net sales, selling and administrative expenses increased to 38.6% for the six months ended August 1, 2015, compared to 38.1% for the six months ended August 2, 2014.

Operating Earnings
Operating earnings increased $2.2 million, or 8.4%, to $27.7 million for the second quarter of 2015, compared to $25.5 million for the second quarter of 2014. The increase was due to a higher gross profit rate and lower selling and administrative expenses, as described above. As a percentage of net sales, operating earnings increased to 7.0% for the second quarter of 2015, compared to 6.3% for the second quarter of 2014.

Operating earnings increased $3.3 million, or 6.5%, to $55.6 million for the six months ended August 1, 2015, compared to $52.3 million for the six months ended August 2, 2014. The increase was due to a higher gross profit rate and lower selling and administrative expenses, as described above. As a percentage of net sales, operating earnings increased to 7.4% for the six months ended August 1, 2015, compared to 6.8% for the six months ended August 2, 2014.

BRAND PORTFOLIO
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
		% of		% of		% of		% of
		Net		Net		Net		Net
($ millions)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$242.0	100.0%	$231.8	100.0%	$484.2	100.0%	$456.2	100.0%
Cost of goods sold	158.7	65.6%	153.1	66.1%	320.6	66.2%	300.6	65.9%
Gross profit	83.3	34.4%	78.7	33.9%	163.6	33.8%	155.6	34.1%
Selling and administrative expenses	67.3	27.8%	61.2	26.4%	136.5	28.2%	126.9	27.8%
Operating earnings	$16.0	6.6%	$17.5	7.5%	$27.1	5.6%	$28.7	6.3%

Key Metrics
Wholesale/retail sales mix (%)	86%/14%		84%/16%		87%/13%		85%/15%
Change in wholesale net sales ($)	$14.5		$13.8		$35.0		$24.0
Unfilled order position at end of period	$307.3		$314.5

Same-store sales % change	(5.2)%		2.3%		(3.9)%		(1.5)%
Same-store sales $ change	$(1.7)		$0.8		$(2.4)		$(1.0)
Sales change from new and closed stores, net	$(0.7)		$(3.2)		$(1.4)		$(7.0)
Impact of changes in Canadian exchange rate on retail sales	$(1.9)		$(0.7)		$(3.2)		$(1.7)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$94		$104		$171		$189
Sales per square foot, excluding e-commerce (trailing twelve months)	$359		$393		$359		$393
Square footage (thousands sq. ft.)	289		300		289		300

Stores opened	1		3		1		4
Stores closed	3		5		9		13
Ending stores	163		170		163		170

Net Sales
Net sales increased $10.2 million, or 4.4%, to $242.0 million for the second quarter of 2015, compared to $231.8 million for the second quarter of 2014.  The increase reflects strength in many of our brands including Franco Sarto, Vince, Sam Edelman and LifeStride brands, partially offset by decreases in our Dr. Scholl's, Via Spiga and Ryka brands.  Our retail stores were impacted by a lower Canadian dollar exchange rate, a decline in same-store sales of 5.2% and a lower store count. During the second quarter of 2015, we opened one store and closed three stores, resulting in a total of 163 stores and total square footage of 0.3 million at the end of the second quarter of 2015, compared to 170 stores and total square footage of 0.3 million at the end of the second quarter of 2014. Sales per square foot, excluding e-commerce, decreased 9.9% to $94 for the second quarter of 2015, compared to $104 for the second quarter of 2014. Our unfilled order position decreased $7.2 million, or 2.3%, to $307.3 million as of August 1, 2015, from $314.5 million as of August 2, 2014 primarily due to declines in our Franco Sarto, Naturalizer and Dr. Scholl's brands, partially offset by increases in our Sam Edelman and LifeStride brands.

Net sales increased $28.0 million, or 6.1%, to $484.2 million for the six months ended August 1, 2015, compared to $456.2 million for the six months ended August 2, 2014.  The increase reflects strength in many of our brands including Sam Edelman, Vince, LifeStride and Dr. Scholl's, partially offset by decreases in our Via Spiga and Ryka brands.  Our retail stores were impacted by a lower Canadian dollar exchange rate, a decline in same-store sales of 3.9% and a lower store count. During the six months ended August 1, 2015, we opened one store and closed nine stores. Sales per square foot, excluding e-commerce, decreased 9.1% to $171 for the six months ended August 1, 2015, compared to $189 for the six months ended August 2, 2014. On a trailing twelve month basis, sales per square foot, excluding e-commerce, decreased 8.5% to $359 for the twelve months ended August 1, 2015, compared to $393 for the twelve months ended August 2, 2014.

Gross Profit
Gross profit increased $4.6 million, or 5.9%, to $83.3 million for the second quarter of 2015, compared to $78.7 million for the second quarter of 2014, driven by the increase in net sales and a higher gross profit rate. As a percentage of net sales, our gross profit was 34.4% for the second quarter of 2015, compared to 33.9% for the second quarter of 2014.  The increase in our gross profit rate was primarily driven by lower freight expenses, partially offset by a lower mix of retail sales in the second quarter of 2015.

Gross profit increased $8.0 million, or 5.1%, to $163.6 million for the six months ended August 1, 2015, compared to $155.6 million for the six months ended August 2, 2014, driven by the increase in net sales. As a percentage of net sales, our gross profit was 33.8% for the six months ended August 1, 2015, compared to 34.1% for the six months ended August 2, 2014.

Selling and Administrative Expenses
Selling and administrative expenses increased $6.1 million, or 10.0%, to $67.3 million for the second quarter of 2015, compared to $61.2 million for the second quarter of 2014, driven by an increase in salaries and benefits and higher marketing expenses, partially offset by lower anticipated payments under our cash-based incentive plans. As a percentage of net sales, selling and administrative expenses increased to 27.8% for the second quarter of 2015, compared to 26.4% for the second quarter of 2014.

Selling and administrative expenses increased $9.6 million, or 7.6%, to $136.5 million for the six months ended August 1, 2015, compared to $126.9 million for the six months ended August 2, 2014, driven by the above named factors. As a percentage of net sales, selling and administrative expenses increased to 28.2% for the six months ended August 1, 2015, compared to 27.8% for the six months ended August 2, 2014.

Operating Earnings
Operating earnings decreased $1.5 million, or 8.5%, to $16.0 million for the second quarter of 2015, compared to $17.5 million for the second quarter of 2014. The decrease was primarily driven by an increase in selling and administrative expenses, partially offset by an increase in net sales and a higher gross profit rate. As a percentage of net sales, operating earnings decreased to 6.6% for the second quarter of 2015, compared to 7.5% in the second quarter of 2014.

Operating earnings decreased $1.6 million, or 5.7%, to $27.1 million for the six months ended August 1, 2015, compared to $28.7 million for the six months ended August 2, 2014. The decrease was primarily driven by an increase in selling and administrative expenses and a lower gross profit rate, partially offset by an increase in net sales. As a percentage of net sales, operating earnings decreased to 5.6% for the six months ended August 1, 2015, compared to 6.3% in the six months ended August 2, 2014.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $7.9 million were incurred for the second quarter of 2015 compared to costs of $11.7 million for the second quarter of 2014. The $3.8 million decrease in costs was primarily attributable to a gain on the sale of a building at our Corporate headquarters and lower pension expense.

Unallocated corporate administrative expenses and other costs and recoveries were $16.6 million for the six months ended August 1, 2015, compared to $20.9 million for the six months ended August 2, 2014. The $4.3 million decrease in costs was primarily attributable to the gain on sale of a building at our Corporate headquarters and lower pension expense, partially offset by higher anticipated payments under our cash-based incentive plans for the six months ended August 2015.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	August 1, 2015	August 2, 2014	January 31, 2015
Current portion of long-term debt	$39.2	$—	$—
Long-term debt – senior notes	200.0	199.1	199.2
Total debt	$239.2	$199.1	$199.2

Total debt obligations of $239.2 million at August 1, 2015, increased $40.1 million compared to $199.1 million at August 2, 2014 and increased $40.0 million compared to $199.2 million at January 31, 2015, of which $39.3 million represents the remaining 2019 Senior Notes not tendered in the tender offer and redeemed in August 2015.  As a result of lower average borrowings under our Credit Agreement and lower fees resulting from the amendment of the Credit Agreement in the fourth quarter of 2014, interest expense for the second quarter of 2015 decreased $0.8 million to $4.3 million, compared to $5.1 million for the second quarter of 2014 and decreased $1.6 million to $8.8 million for the six months ended August 1, 2015, compared to $10.4 million for the six months ended August 2, 2014.

At August 1, 2015, we had no borrowings outstanding and $6.3 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $593.7 million at August 1, 2015. We were in compliance with all covenants and restrictions under the Credit Agreement as of August 1, 2015.

$200 Million Senior Notes
As further discussed in Note 5 to the condensed consolidated financial statements, on July 20, 2015, we commenced a cash tender offer for any and all of our 2019 Senior Notes. The tender offer expired on July 24, 2015 and $160.7 million aggregate principal amount of the 2019 Senior Notes were tendered. The remaining $39.3 million aggregate principal amount of 2019 Senior Notes were redeemed in August 2015. During the second quarter, we recognized a loss on early extinguishment of debt of $8.7 million, comprised of the tender offer and call premiums, and the unamortized debt issuance costs and original issue discount associated with the portion of the 2019 Senior Notes that was redeemed prior to quarter-end. Of the $8.7 million loss on early extinguishment of debt, approximately $2.4 million was non-cash.

On July 27, 2015, we closed on the offering of $200.0 million aggregate principal amount of the 2023 Senior Notes in a private placement. The 2023 Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Caleres, Inc. that is an obligor under the Credit Agreement. The 2023 Senior Notes bear interest at 6.25%, which is payable on February 15 and August 15 of each year beginning on February 15, 2016. The 2023 Senior Notes mature on August 15, 2023. Prior to August 15, 2018, we may redeem some or all of the 2023 Senior Notes at various redemption prices.

The net proceeds from the offering were approximately $196.3 million after deducting fees and expenses associated with the offering. We used the net proceeds, together with cash on hand, to redeem the outstanding 2019 Senior Notes.

The 2023 Senior Notes also contain certain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of August 1, 2015, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Subsequent Event - On August 26, 2015, we redeemed the remaining $39.3 million of outstanding 2019 Senior Notes and recognized a loss on early extinguishment of debt of $2.0 million, of which approximately $0.6 million was non-cash.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	August 1, 2015	August 2, 2014	Change
Net cash provided by operating activities	$101.3	$66.5	$34.8
Net cash used for investing activities	(20.5)	(91.3)	70.8
Net cash used for financing activities	(18.5)	(11.5)	(7.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.6	(1.0)
Increase (decrease) in cash and cash equivalents	$61.9	$(35.7)	$97.6

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $34.8 million higher in the six months ended August 1, 2015 as compared to the six months ended August 2, 2014, reflecting the following factors:

•	A larger increase in trade accounts payable in the six months ended August 1, 2015 compared to the comparable period in 2014 due to the timing of payments;

•	A smaller increase in inventories in the six months ended August 1, 2015 compared to the comparable period in 2014, and

•	Higher net earnings (adjusted for non-operating activities); partially offset by

•
A decrease in accrued expenses and other liabilities in the six months ended August 1, 2015 driven by the payment of our cash-based incentive plans compared to an increase in the six months ended August 2, 2014;

Cash used for investing activities was $70.8 million lower in the six months ended August 1, 2015, as compared to the comparable period in 2014 due primarily to the $65.1 million acquisition of the Franco Sarto trademarks in the first quarter of 2014 and the $7.1 million in proceeds from disposal of property and equipment related to the sale of a building at our Corporate headquarters. These variances were partially offset by higher purchases of property and equipment in the six months ended August 1, 2015, driven by leasehold improvements associated with the relocation of one of our leased office facilities in New York City. For fiscal 2015, we expect purchases of property and equipment and capitalized software of approximately $75 million.

Cash used for financing activities was $7.0 million higher for the six months ended August 1, 2015 as compared to the comparable period in 2014 primarily due to the acquisition of treasury stock in the first quarter of 2015, debt issuance costs associated with the offering of the 2023 Senior Notes in the second quarter of 2015 and an increase in common stock issued under share-based plans, partially offset by a decrease in net repayments under our revolving credit agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 1, 2015	August 2, 2014	January 31, 2015
Working capital ($ millions) (1)	$419.3	$368.3	$393.8

Current ratio (2)	1.73:1	1.74:1	1.99:1

Debt-to-capital ratio (3)	29.6%	28.1%	26.9%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt (including current portion) and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at August 1, 2015 was $419.3 million, which was $25.5 million higher than at January 31, 2015 and $51.0 million higher than at August 2, 2014. Our current ratio decreased to 1.73 to 1 as of August 1, 2015, compared to 1.99 to 1 at January 31, 2015, and 1.74 to 1 at August 2, 2014. The increase in working capital from January 31, 2015 to August 1, 2015 reflects higher cash and cash equivalents (including restricted cash), higher inventory levels and a decrease in other accrued expenses driven by the payment of our cash-based incentive plans in the first quarter of 2015, partially offset by an increase in trade accounts payable and the current portion of long-term debt.  The decrease in the current ratio from January 31, 2015 to August 1, 2015 is primarily attributable to higher trade accounts payable and current portion of long-term debt, partially offset by higher cash and cash equivalents (including restricted cash) and higher inventory levels in the six months ended August 1, 2015. The increase in working capital from August 2, 2014 to August 1, 2015 reflects higher cash and cash equivalents (including restricted cash) and an increase in receivables, partially offset by higher trade accounts payable, an increase in the current portion of long-term debt and lower inventory levels. Our debt-to-capital ratio was 29.6% as of August 1, 2015, compared to 26.9% as of January 31, 2015 and 28.1% as of August 2, 2014. The increase in our debt-to-capital ratio from January 31, 2015 and August 2, 2014 reflects a higher current portion of long-term debt due to the 2019 Senior Notes that were called during the second quarter of 2015 but were not redeemed until the third quarter.

At August 1, 2015, we had $129.3 million of cash and cash equivalents, the majority of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, the Company utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis. We also had $41.5 million of restricted cash at August 1, 2015, representing deposits with the trustee for the redemption of the remaining 2019 Senior Notes outstanding at quarter-end.

We declared and paid dividends of $0.07 per share in both the second quarter of 2015 and the second quarter of 2014. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

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

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings under and repayments of our revolving credit agreement, changes to current portion of long-term debt associated with the redemption of our 2019 Senior Notes, and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 31, 2015.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 1, 2015, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended August 1, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2015:

				Maximum Number of Shares that May Yet be Purchased Under the Program (1)
			Total Number Purchased as Part of Publicly Announced Program (1)
	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)

Fiscal Period

May 3, 2015 – May 30, 2015	24,501	$30.40	—	2,348,500

May 31, 2015 – July 4, 2015	3,335	32.51	—	2,348,500

July 5, 2015 – August 1, 2015	—	—	—	2,348,500

Total	27,836	$30.66	—	2,348,500

(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 151,500 shares were repurchased during the first quarter of 2015; therefore, there were 2.3 million shares authorized to be purchased under the program as of August 1, 2015. Our repurchases of common stock are limited under our debt agreements.

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
4.1
Indenture for the 6.250% Senior Notes due 2023, dated July 27, 2015 among the Company, the subsidiary guarantors set forth therein, and Wells Fargo Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed July 27, 2015.

4.2		Form of 6.250% Senior Notes due 2023 (included in Exhibit 4.1).
10.1
First Amendment to Credit Agreement, dated July 20, 2015, among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 20, 2015.

10.2
Registration Rights Agreement for the 6.250% Senior Notes due 2023 dated as of July 27, 2015, among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the several initial purchasers set forth therein, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 27, 2015.

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

CALERES, INC.

Date: September 9, 2015	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer