Form 10-Q
period 2015-10-31
CALERES INC
filed 2015-12-09
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2015

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of November 27, 2015, 43,697,171 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	October 31, 2015	November 1, 2014	January 31, 2015
Assets
Current assets
Cash and cash equivalents	$86,298	$39,080	$67,403
Receivables, net	148,192	138,217	136,646
Inventories, net	544,341	567,777	543,103
Prepaid expenses and other current assets	40,815	37,845	43,744
Total current assets	819,646	782,919	790,896

Other assets	145,377	139,878	141,586
Goodwill	13,954	13,954	13,954
Intangible assets, net	117,864	121,820	120,633
Property and equipment	455,038	439,166	438,696
Allowance for depreciation	(291,596)	(287,877)	(288,953)
Net property and equipment	163,442	151,289	149,743
Total assets	$1,260,283	$1,209,860	$1,216,812

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$—	$14,000	$—
Trade accounts payable	200,251	203,062	215,921
Other accrued expenses	175,649	172,077	181,162
Total current liabilities	375,900	389,139	397,083

Other liabilities
Long-term debt	200,000	199,150	199,197
Deferred rent	43,231	37,571	39,742
Other liabilities	39,297	42,983	39,168
Total other liabilities	282,528	279,704	278,107

Equity
Common stock	437	437	437
Additional paid-in capital	137,927	138,682	138,957
Accumulated other comprehensive income	2,961	15,511	2,712
Retained earnings	459,678	385,624	398,804
Total Caleres, Inc. shareholders’ equity	601,003	540,254	540,910
Noncontrolling interests	852	763	712
Total equity	601,855	541,017	541,622
Total liabilities and equity	$1,260,283	$1,209,860	$1,216,812
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$728,639	$729,277	$1,968,756	$1,956,316
Cost of goods sold	440,205	438,547	1,169,001	1,163,603
Gross profit	288,434	290,730	799,755	792,713
Selling and administrative expenses	236,211	237,517	681,462	679,472
Operating earnings	52,223	53,213	118,293	113,241
Interest expense	(4,136)	(5,207)	(12,944)	(15,637)
Loss on early extinguishment of debt	(1,961)	—	(10,651)	—
Interest income	224	109	766	294
Earnings before income taxes	46,350	48,115	95,464	97,898
Income tax provision	(12,358)	(14,878)	(25,218)	(31,146)
Net earnings	33,992	33,237	70,246	66,752
Net earnings attributable to noncontrolling interests	9	124	177	146
Net earnings attributable to Caleres, Inc.	$33,983	$33,113	$70,069	$66,606

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.78	$0.76	$1.60	$1.53

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.78	$0.75	$1.59	$1.52

Dividends per common share	$0.07	$0.07	$0.21	$0.21
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net earnings	$33,992	$33,237	$70,246	$66,752
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	348	(1,159)	791	(28)
Pension and other postretirement benefits adjustments	(230)	(28)	(688)	(84)
Derivative financial instruments	(184)	57	146	(1,053)
Other comprehensive (loss) income, net of tax	(66)	(1,130)	249	(1,165)
Comprehensive income	33,926	32,107	70,495	65,587
Comprehensive (loss) income attributable to noncontrolling interests	(31)	93	140	100
Comprehensive income attributable to Caleres, Inc.	$33,957	$32,014	$70,355	$65,487
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	October 31, 2015	November 1, 2014
Operating Activities
Net earnings	$70,246	$66,752
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,452	26,034
Amortization of capitalized software	9,118	9,548
Amortization of intangible assets	2,769	2,963
Amortization of debt issuance costs and debt discount	873	1,885
Loss on early extinguishment of debt	10,651	—
Share-based compensation expense	5,448	4,568
Tax benefit related to share-based plans	(3,049)	(2,482)
(Gain) loss on disposal of property and equipment	(2,203)	1,400
Impairment charges for property and equipment	1,479	1,248
Deferred rent	3,489	(1,022)
Provision for doubtful accounts	362	298
Changes in operating assets and liabilities, net of dispositions:
Receivables	(11,848)	(9,328)
Inventories	(1,882)	(20,241)
Prepaid expenses and other current and noncurrent assets	(12,212)	(1,201)
Trade accounts payable	(15,593)	(23,661)
Accrued expenses and other liabilities	(2,188)	14,376
Other, net	2,138	(2,635)
Net cash provided by operating activities	84,050	68,502

Investing Activities
Purchases of property and equipment	(47,344)	(36,531)
Proceeds from disposal of property and equipment	7,433	—
Capitalized software	(5,422)	(3,849)
Acquisition of trademarks	—	(65,065)
Investment in nonconsolidated affiliate	—	(7,000)
Net cash used for investing activities	(45,333)	(112,445)

Financing Activities
Borrowings under revolving credit agreement	117,000	741,000
Repayments under revolving credit agreement	(117,000)	(734,000)
Proceeds from issuance of 2023 senior notes	200,000	—
Redemption of 2019 senior notes	(200,000)	—
Debt issuance costs	(3,650)	—
Dividends paid	(9,195)	(9,173)
Acquisition of treasury stock	(4,921)	—
Issuance of common stock under share-based plans, net	(4,606)	237
Tax benefit related to share-based plans	3,049	2,482
Net cash (used for) provided by financing activities	(19,323)	546
Effect of exchange rate changes on cash and cash equivalents	(499)	(69)
Increase (decrease) in cash and cash equivalents	18,895	(43,466)
Cash and cash equivalents at beginning of period	67,403	82,546
Cash and cash equivalents at end of period	$86,298	$39,080
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations, comprehensive income and cash flows of Caleres, Inc. (the "Company"). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.  The standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.   In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, that resulted in a one year deferral of ASU 2014-09 for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a direct deduction from the associated debt liability in the balance sheet, consistent with the presentation of debt discounts. The amortization of debt issuance costs will continue to be reported as interest expense in the statement of earnings. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. In August 2015, the FASB subsequently issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify that debt issuance costs associated with a revolving line-of-credit arrangement may be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASUs, which are to be applied on a retrospective basis and reported as a change in accounting principle, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 and ASU 2015-15 will not affect the Company’s results of operations or cash flows, but it will require the Company to reclassify its deferred financing costs associated with its senior notes from other assets to long-term debt on a retrospective basis upon adoption, anticipated to be in the fourth quarter of 2015. The Company's condensed consolidated balance sheets included deferred financing costs of $3.5 million, $2.6 million and $2.5 million as of October 31, 2015, November 1, 2014 and January 31, 2015, respectively, that will be subject to the ASU.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. which requires entities to reclassify all deferred tax assets and liabilities as noncurrent on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The standard may be adopted on either a prospective or restrospective basis. Upon adoption, anticipated to be in the fourth quarter of 2015, ASU 2015-17 will require the Company to reclassify its current deferred tax assets and liabilities to noncurrent deferred tax assets and liabilities.

Note 3	Dispositions

On December 12, 2014, Caleres Investment Company, Inc. ("CIC") (formerly known as Brown Shoe Investment Company, Inc.), the sole shareholder of Shoes.com, Inc. ("Shoes.com"), simultaneously entered into and closed a Stock Purchase Agreement by and among CIC and an affiliate of ShoeMe Technologies Limited ("the Purchaser"), pursuant to which the Purchaser acquired all of the outstanding capital stock, inventory and other assets of Shoes.com from CIC and the Company agreed to provide certain transition services. The aggregate purchase price of the sale was $15.0 million, subject to working capital and other adjustments. The Company received $4.4 million in cash and a $7.5 million face value secured convertible note ("convertible note") at closing. The convertible note requires installments over four years with the first payment of $1.25 million due on July 1, 2017 and quarterly installments of $0.6 million thereafter, plus accrued interest, until it matures on December 12, 2019. Interest accrues at an annual rate of 6% until December 11, 2016, 7% until December 11, 2017, 8% until December 11, 2018, and 9% until the maturity date. The principal and outstanding accrued interest is convertible into common stock of the Purchaser at a specified conversion price per share, at the Company's option, or automatically upon a qualified initial public offering ("IPO") by the Purchaser at the IPO price. The fair value of the convertible note of $7.2 million and $7.0 million at October 31, 2015 and January 31, 2015, respectively, is included in other assets on the condensed consolidated balance sheets. Interest income of $0.1 million and $0.3 million for the thirteen weeks and thirty-nine weeks ended October 31, 2015, respectively, is included in interest income on the condensed consolidated statements of earnings.

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

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended October 31, 2015 and November 1, 2014:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
NUMERATOR
Net earnings	$33,992	$33,237	$70,246	$66,752
Net earnings attributable to noncontrolling interests	(9)	(124)	(177)	(146)
Net earnings allocated to participating securities	(1,063)	(1,208)	(2,272)	(2,486)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$32,920	$31,905	$67,797	$64,120

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	42,345	42,144	42,483	42,035
Dilutive effect of share-based awards	120	184	132	210
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	42,465	42,328	42,615	42,245

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.78	$0.76	$1.60	$1.53

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.78	$0.75	$1.59	$1.52

Options to purchase 56,997 shares of common stock for the thirteen and thirty-nine weeks ended October 31, 2015 and 64,497 shares of common stock for the thirteen and thirty-nine weeks ended November 1, 2014 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

Note 5	Long-term and Short-term Financing Arrangements

Credit Agreement
On December 18, 2014, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Fourth Amended and Restated Credit Agreement, which was further amended on July 20, 2015 to release all of the Company’s subsidiaries that were borrowers under or that guaranteed the Credit Agreement other than Sidney Rich Associates, Inc. and BG Retail, LLC (as so amended, the “Credit Agreement”). After giving effect to the amendment, the Company is the lead borrower, and Sidney Rich Associates, Inc. and BG Retail, LLC are each co-borrowers and guarantors under the Credit Agreement. The Credit Agreement matures on December 18, 2019 and provides for a revolving credit facility in an aggregate amount of up to $600.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at the Company’s option by up to $150.0 million from time to time during the term of the Credit Agreement, subject to satisfaction of certain conditions and the consent of existing or new lenders to assume the increase.

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

The Credit Agreement limits the Company’s ability to create, incur, assume or permit to exist additional indebtedness and liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. In addition, certain additional covenants would be triggered if excess availability were to fall below specified levels, including fixed charge coverage ratio requirements. Furthermore, if excess availability falls below 12.5% of the Loan Cap for three consecutive business days or an event of default occurs, the lenders may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any twelve-month period.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect, and a change of control event. In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $50.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. We were in compliance with all covenants and restrictions under the Credit Agreement as of October 31, 2015.

At October 31, 2015, the Company had no borrowings outstanding and $6.3 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $561.8 million at October 31, 2015.

$200 Million Senior Notes Due 2019
On May 11, 2011, the Company issued $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”). The 2019 Senior Notes were guaranteed on a senior unsecured basis by each of its subsidiaries that was an obligor under the Credit Agreement, prior to the July 20, 2015 amendment. Interest on the 2019 Senior Notes was payable on May 15 and November 15 of each year. The 2019 Senior Notes were scheduled to mature on May 15, 2019 but were callable at specified redemption prices, plus accrued and unpaid interest.

On July 20, 2015, the Company commenced a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding aggregate principal amount of its 2019 Senior Notes. Upon expiration of the Tender Offer on July 24, 2015, $160.7 million aggregate principal amount of the 2019 Senior Notes (or 80.35% of the aggregate principal amount of the 2019 Senior Notes outstanding) were validly tendered at the redemption price of 103.950%, representing the specified redemption price and a tender premium. On August 26, 2015, the remaining outstanding $39.3 million aggregate principal amount of outstanding 2019 Senior Notes were redeemed at the redemption price of 103.563%. During the thirteen and thirty-nine weeks ended October 31, 2015, the Company recognized a loss on the early extinguishment of the 2019 Senior Notes of $2.0 million and $10.7 million, respectively, representing the tender offer and call premiums, the unamortized debt issuance costs and the original issue discount.

$200 Million Senior Notes Due 2023
On July 27, 2015, the Company issued $200.0 million aggregate principal amount of 6.25% Senior Notes due 2023 (the "2023 Senior Notes") in a private placement. On October 22, 2015, the Company commenced an offer to exchange its 2023 Senior Notes outstanding for substantially identical debt securities registered under the Securities Act of 1933. The exchange offer was completed on November 23, 2015 and did not affect the amount of the Company's indebtedness outstanding.

The 2023 Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that is a borrower or guarantor under the Credit Agreement. Interest on the 2023 Senior Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2016. The 2023 Senior Notes will mature on August 15, 2023.  Prior to August 15, 2018, the Company may redeem some or all of the 2023 Senior Notes at a redemption price equal to 100% of the principal amount of the 2023 Senior Notes plus a "make-whole" premium (as defined in the 2023 Senior Notes indenture) and accrued and unpaid interest to the redemption date.  After August 15, 2018, the Company may redeem all or a part of the 2023 Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, and Additional Interest (as defined in the 2023 Senior Notes indenture), if redeemed during the 12-month period beginning on August 15 of the years indicated below:

Year	Percentage
2018	104.688%
2019	103.125%
2020	101.563%
2021 and thereafter	100.000%

If the Company experiences specific kinds of changes of control, it would be required to offer to purchase the 2023 Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and Additional Interest, if any, to, but not including, the date of repurchase.

The 2023 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 31, 2015, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

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

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended October 31, 2015 and November 1, 2014.

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended October 31, 2015
External sales	$456,177	$272,462	$—	$728,639
Intersegment sales	—	21,004	—	21,004
Operating earnings (loss)	39,638	21,042	(8,457)	52,223
Segment assets	541,232	515,699	203,352	1,260,283

Thirteen Weeks Ended November 1, 2014
External sales	$449,085	$280,192	$—	$729,277
Intersegment sales	—	26,970	—	26,970
Operating earnings (loss)	37,405	27,642	(11,834)	53,213
Segment assets	541,574	525,695	142,591	1,209,860

Thirty-nine Weeks Ended October 31, 2015
External sales	$1,212,069	$756,687	$—	$1,968,756
Intersegment sales	—	71,292	—	71,292
Operating earnings (loss)	95,269	48,107	(25,083)	118,293

Thirty-nine Weeks Ended November 1, 2014
External sales	$1,219,880	$736,436	$—	$1,956,316
Intersegment sales	—	83,654	—	83,654
Operating earnings (loss)	89,659	56,342	(32,760)	113,241

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Operating earnings	$52,223	$53,213	$118,293	$113,241
Interest expense	(4,136)	(5,207)	(12,944)	(15,637)
Loss on early extinguishment of debt	(1,961)	—	(10,651)	—
Interest income	224	109	766	294
Earnings before income taxes	$46,350	$48,115	$95,464	$97,898

Note 7	Goodwill and Intangible Assets

Goodwill and intangible assets attributable to the Company's operating segments were as follows:

($ thousands)	October 31, 2015	November 1, 2014	January 31, 2015
Intangible Assets
Famous Footwear	$2,800	$3,000	$2,800
Brand Portfolio	183,068	183,068	183,068
Total intangible assets	185,868	186,068	185,868
Accumulated amortization	(68,004)	(64,248)	(65,235)
Total intangible assets, net	117,864	121,820	120,633
Goodwill
Brand Portfolio	13,954	13,954	13,954
Total goodwill	13,954	13,954	13,954
Goodwill and intangible assets, net	$131,818	$135,774	$134,587

Intangible assets consist primarily of owned and licensed trademarks, of which $20.8 million as of October 31, 2015 and January 31, 2015 and $21.0 million as of November 1, 2014, are not subject to amortization. The remaining intangible assets are subject to amortization and have useful lives ranging from 15 to 40 years as of October 31, 2015. Amortization expense related to intangible assets was $0.9 million and $1.0 million for the thirteen weeks and $2.8 million and $3.0 million for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.

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

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2015	$540,910	$712	$541,622
Net earnings	70,069	177	70,246
Other comprehensive income (loss)	249	(37)	212
Dividends paid	(9,195)	—	(9,195)
Acquisition of treasury stock	(4,921)	—	(4,921)
Issuance of common stock under share-based plans, net	(4,606)	—	(4,606)
Tax benefit related to share-based plans	3,049	—	3,049
Share-based compensation expense	5,448	—	5,448
Equity at October 31, 2015	$601,003	$852	$601,855

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 1, 2014	$476,699	$663	$477,362
Net earnings	66,606	146	66,752
Other comprehensive loss	(1,165)	(46)	(1,211)
Dividends paid	(9,173)	—	(9,173)
Issuance of common stock under share-based plans, net	237	—	237
Tax benefit related to share-based plans	2,482	—	2,482
Share-based compensation expense	4,568	—	4,568
Equity at November 1, 2014	$540,254	$763	$541,017

Accumulated Other Comprehensive Income
The following table sets forth the changes in accumulated other comprehensive income by component for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive Income (Loss)
Balance August 1, 2015	$(302)	$2,775	$554	$3,027
Other comprehensive income (loss) before reclassifications	348	—	(189)	159
Reclassifications:
Amounts reclassified from accumulated other comprehensive income	—	(382)	16	(366)
Tax provision (benefit)	—	152	(11)	141
Net reclassifications	—	(230)	5	(225)
Other comprehensive income (loss)	348	(230)	(184)	(66)
Balance October 31, 2015	$46	$2,545	$370	$2,961

Balance August 2, 2014	$3,487	$13,526	$(372)	$16,641
Other comprehensive (loss) income before reclassifications	(1,159)	—	80	(1,079)
Reclassifications:
Amounts reclassified from accumulated other comprehensive income	—	(51)	(30)	(81)
Tax provision	—	23	7	30
Net reclassifications	—	(28)	(23)	(51)
Other comprehensive (loss) income	(1,159)	(28)	57	(1,130)
Balance November 1, 2014	$2,328	$13,498	$(315)	$15,511

Balance January 31, 2015	$(745)	$3,233	$224	$2,712
Other comprehensive income before reclassifications, net of tax	791	—	176	967
Reclassifications:
Amounts reclassified from accumulated other comprehensive income	—	(1,140)	(22)	(1,162)
Tax provision (benefit)	—	452	(8)	444
Net reclassifications	—	(688)	(30)	(718)
Other comprehensive income (loss)	791	(688)	146	249
Balance October 31, 2015	$46	$2,545	$370	$2,961

Balance February 1, 2014	$2,356	$13,582	$738	$16,676
Other comprehensive loss before reclassifications	(28)	—	(1,014)	(1,042)
Reclassifications:
Amounts reclassified from accumulated other comprehensive income	—	(152)	(53)	(205)
Tax provision	—	68	14	82
Net reclassifications	—	(84)	(39)	(123)
Other comprehensive loss	(28)	(84)	(1,053)	(1,165)
Balance November 1, 2014	$2,328	$13,498	$(315)	$15,511

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

The Company recognized share-based compensation expense of $1.8 million and $1.6 million during the thirteen weeks and $5.4 million and $4.6 million during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.

The Company issued 14,216 and 72,687 shares of common stock during the thirteen weeks and 379,058 and 586,929 during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, for stock-based awards, stock options exercised and directors' fees.

The following tables summarize restricted stock activity for the periods ended October 31, 2015 and November 1, 2014:

	Thirteen Weeks Ended October 31, 2015			Thirteen Weeks Ended November 1, 2014
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

August 1, 2015	1,395,616	$18.97	August 2, 2014	1,598,470	$15.60
Granted	8,000	33.14	Granted	—	—
Forfeited	(42,500)	17.64	Forfeited	(4,500)	20.39
Vested	(17,000)	7.30	Vested	(7,000)	11.96
October 31, 2015	1,344,116	$19.24	November 1, 2014	1,586,970	$15.60

	Thirty-nine Weeks Ended October 31, 2015			Thirty-nine Weeks Ended November 1, 2014
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

January 31, 2015	1,562,470	$15.63	February 1, 2014	1,700,098	$13.25
Granted	301,421	30.19	Granted	279,710	28.17
Forfeited	(92,350)	18.65	Forfeited	(32,100)	16.39
Vested	(427,425)	13.88	Vested	(360,738)	14.21
October 31, 2015	1,344,116	$19.24	November 1, 2014	1,586,970	$15.60

All of the restricted shares granted during the thirteen weeks ended October 31, 2015 and November 1, 2014 will vest in four years. Of the 301,421 restricted shares granted during the thirty-nine weeks ended October 31, 2015, 288,921 will vest in four years and 12,500 of the shares will vest in five years. Of the 279,710 restricted shares granted during the thirty-nine weeks ended November 1, 2014, 277,910 will vest in four years and the remaining 1,800 restricted shares vested in one year. Share-based compensation expense is recognized on a straight-line basis over the respective vesting periods.

During the thirteen weeks ended October 31, 2015 and November 1, 2014, the Company granted no performance share awards. During the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the Company granted performance share awards for a targeted 177,921 shares and 88,185 units, respectively, with a weighted-average grant date fair value of $30.12 and $28.18, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash and their fair value is based on the unadjusted quoted market price for the Company’s common stock on each measurement date.

During the thirteen and thirty-nine weeks ended October 31, 2015, the Company granted zero and 16,667 stock options, respectively, with a weighted-average grant date fair value of $12.81. Of the 16,667 stock options granted, 8,333 will vest in four years and 8,334 will vest in five years. There were no stock options granted during the corresponding periods in 2014. There were 6,216 and 72,000 stock options exercised during the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively. There were 76,849 and 305,086 stock options exercised during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.

The following tables summarize restricted stock unit (RSU) activity for the periods ended October 31, 2015 and November 1, 2014:

Thirteen Weeks Ended October 31, 2015			Thirteen Weeks Ended November 1, 2014
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of RSUs			Total Number of RSUs

August 1, 2015	368,438	$29.02	August 2, 2014	386,692	$22.07
Granted (1)	784	30.40	Granted (1)	847	26.72
October 31, 2015	369,222	$29.02	November 1, 2014	387,539	$22.08

Thirty-nine Weeks Ended October 31, 2015			Thirty-nine Weeks Ended November 1, 2014
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of RSUs			Total Number of RSUs

January 31, 2015	330,994	$28.72	February 1, 2014	346,305	$21.30
Granted (1)	38,228	31.66	Granted (1)	41,234	28.64
October 31, 2015	369,222	$29.02	November 1, 2014	387,539	$22.08

(1)
Granted RSUs include 784 RSUs and 847 RSUs for the thirteen weeks and 2,228 RSUs and 2,534 RSUs for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, resulting from dividend equivalents earned on outstanding RSUs, which vested immediately.

Note 10	Retirement and Other Benefit Plans

The following tables set forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Service cost	$3,160	$2,413	$—	$—
Interest cost	3,580	3,558	14	12
Expected return on assets	(7,919)	(6,190)	—	—
Amortization of:
Actuarial loss (gain)	152	50	(56)	(108)
Prior service (income) expense	(478)	7	—	—
Total net periodic benefit income	$(1,505)	$(162)	$(42)	$(96)

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Service cost	$9,482	$7,239	$—	$—
Interest cost	10,744	10,674	42	36
Expected return on assets	(23,764)	(18,571)	—	—
Amortization of:
Actuarial loss (gain)	461	152	(167)	(325)
Prior service (income) expense	(1,434)	21	—	—
Total net periodic benefit income	$(4,511)	$(485)	$(125)	$(289)

Note 11	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions and have varying maturities through October 2016. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014 was not material.

As of October 31, 2015, November 1, 2014 and January 31, 2015, the Company had forward contracts maturing at various dates through October 2016,  October 2015 and January 2016, respectively. The contract notional amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Notional Amount
(U.S. $ equivalent in thousands)	October 31, 2015	November 1, 2014	January 31, 2015
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$17,820	$20,391	$19,633
Euro	16,178	14,583	16,152
Chinese yuan	15,828	14,659	14,512
Japanese yen	1,184	1,505	1,523
United Arab Emirates dirham	866	921	970
New Taiwanese dollars	610	619	599
Other currencies	243	—	—
Total financial instruments	$52,729	$52,678	$53,389

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of October 31, 2015, November 1, 2014 and January 31, 2015 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

October 31, 2015	Prepaid expenses and other current assets	$513	Other accrued expenses	$598
November 1, 2014	Prepaid expenses and other current assets	440	Other accrued expenses	923
January 31, 2015	Prepaid expenses and other current assets	1,863	Other accrued expenses	1,784

For the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 31, 2015		November 1, 2014

Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$(35)	$19	$114	$16
Cost of goods sold	413	74	(388)	30
Selling and administrative expenses	(603)	(109)	268	(16)
Interest expense	(13)	—	5	—

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 31, 2015		November 1, 2014

Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings

Net sales	$24	$132	$110	$32
Cost of goods sold	945	(48)	(1,145)	19
Selling and administrative expenses	(570)	(62)	(442)	2
Interest expense	(27)	—	(12)	—

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

Performance Share Units
Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees may be granted performance share awards at a target number of shares or units, which generally vest over a three-year service period. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. The fair value of each performance share unit is based on an unadjusted quoted market price of the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  Additional information related to performance share units is disclosed in Note 9 to the condensed consolidated financial statements.

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

Secured Convertible Note
The Company received a secured convertible note as partial consideration for the disposition of Shoes.com, as further described in Note 3 to the condensed consolidated financial statements. The convertible note is measured at fair value using unobservable inputs (Level 3). The change in fair value during the thirteen and thirty-nine weeks ended October 31, 2015 reflects an immaterial amount of interest income.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2015, November 1, 2014 and January 31, 2015. The Company did not have any transfers between Level 1 and Level 2 during 2014 or the thirty-nine weeks ended October 31, 2015.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of October 31, 2015:
Cash equivalents – money market funds	$64,783	$64,783	$—	$—
Non-qualified deferred compensation plan assets	3,928	3,928	—	—
Non-qualified deferred compensation plan liabilities	(3,928)	(3,928)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,932)	(1,932)	—	—
Restricted stock units for non-employee directors	(9,792)	(9,792)	—	—
Performance share units	(3,981)	(3,981)	—	—
Derivative financial instruments, net	(85)	—	(85)	—
Secured convertible note	7,188	—	—	7,188
As of November 1, 2014:
Cash equivalents – money market funds	$7,463	$7,463	$—	$—
Non-qualified deferred compensation plan assets	2,849	2,849	—	—
Non-qualified deferred compensation plan liabilities	(2,849)	(2,849)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,923)	(1,923)	—	—
Restricted stock units for non-employee directors	(8,019)	(8,019)	—	—
Performance share units	(1,240)	(1,240)	—	—
Derivative financial instruments, net	(483)	—	(483)	—
As of January 31, 2015:
Cash equivalents – money market funds	$35,533	$35,533	$—	$—
Non-qualified deferred compensation plan assets	2,904	2,904	—	—
Non-qualified deferred compensation plan liabilities	(2,904)	(2,904)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,066)	(2,066)	—	—
Restricted stock units for non-employee directors	(8,857)	(8,857)	—	—
Performance share units	(5,147)	(5,147)	—	—
Derivative financial instruments, net	79	—	79	—
Secured convertible note	6,957	—	—	6,957

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $89.4 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.6 million for the thirteen weeks ended October 31, 2015. Of the $0.6 million impairment charge included in selling and administrative expenses, $0.2 million related to the Famous Footwear segment and $0.4 million related to the Brand Portfolio segment.  Impairment charges of $1.5 million were included in selling and administrative expenses for the thirty-nine weeks ended October 31, 2015, of which $0.7 million related to the Famous Footwear segment and $0.8 million related to the Brand Portfolio segment. Long-lived assets held and used with a carrying amount of $87.9 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.5 million for the thirteen weeks ended November 1, 2014. Of the $0.5 million impairment charge included in selling and administrative expenses, $0.3 million related to the Famous Footwear segment and $0.2 million related to the Brand Portfolio segment.  Impairment charges of $1.2 million were included in selling and administrative expenses for the thirty-nine weeks ended November 1, 2014, of which $0.7 million related to the Famous Footwear segment and $0.5 million related to the Brand Portfolio segment.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	October 31, 2015		November 1, 2014		January 31, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Amount	Value	Amount	Value	Amount	Value
Long-term debt	$200,000	$200,500	$199,150	$208,500	$199,197	$208,000

The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 13	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rates were 26.7% and 30.9% for the thirteen weeks and 26.4% and 31.8% for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.

During thirteen weeks ended October 31, 2015, the Company recognized discrete tax benefits of $1.3 million related to the anticipated utilization of certain tax asset carryforwards that were previously fully reserved. If these discrete tax benefits had not been recognized during the thirteen weeks ended October 31, 2015, the Company's effective tax rate would have been 29.5%.

During the thirty-nine weeks ended October 31, 2015, the Company recognized discrete tax benefits of $4.2 million. The discrete tax benefits related to a number of factors, including the conversion of one of the Company's operating subsidiaries to an LLC and $1.7 million of tax asset carryforwards that were previously fully reserved related to the disposition of Shoes.com, as further discussed in Note 3 to the condensed consolidated financial statements. If these discrete tax benefits had not been recognized during the thirty-nine weeks ended October 31, 2015, the Company's effective tax rate would have been 30.8%.

Note 14	Related Party Transactions

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China.  During the thirteen and thirty-nine weeks ended October 31, 2015, the Company sold $2.8 million and $7.5 million, respectively, of Naturalizer footwear on a wholesale basis to CBI through its consolidated subsidiary, B&H Footwear, with $3.6 million and $7.1 million in corresponding sales during the thirteen and thirty-nine weeks ended November 1, 2014.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.4 million as of October 31, 2015. The Company expects to spend approximately $0.2 million in each of the next five years and $14.4 million in the aggregate thereafter related to the on-site remediation.

The cumulative expenditures for both on-site and off-site remediation through October 31, 2015 were $27.6 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at October 31, 2015 is $9.8 million, of which $9.1 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses. Of the total $9.8 million reserve, $5.0 million is for on-site remediation and $4.8 million is for off-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.3 million at October 31, 2015 to complete the cleanup, maintenance and monitoring at these sites, which has been discounted at 6.4%. Of the $1.3 million reserve, $1.1 million is recorded in other liabilities and $0.2 million is recorded in other accrued expenses. On an undiscounted basis, this liability would be $1.8 million. The Company expects to spend approximately $0.2 million in each of the next five years and $0.8 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

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

During 2014, the Company signed a settlement agreement to resolve a putative class action lawsuit involving wage and hour claims in California for an amount not to exceed $1.5 million. The court has granted final approval of the settlement, pursuant to which the Company will pay $1.0 million in attorneys' fees, costs of administering the settlement and settlement payments to class members who submitted claims. The Company will make the payments necessary to satisfy the settlement terms in the fourth quarter of 2015. The reserve for this matter as of October 31, 2015 is $1.0 million.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$48,711	$3,999	$33,588	$—	$86,298
Receivables, net	122,291	1,502	24,399	—	148,192
Inventories, net	134,353	388,177	21,811	—	544,341
Prepaid expenses and other current assets	12,440	23,729	4,646	—	40,815
Intercompany receivable – current	267	117	11,455	(11,839)	—
Total current assets	318,062	417,524	95,899	(11,839)	819,646
Other assets	123,167	16,102	6,108	—	145,377
Goodwill and intangible assets, net	116,114	2,800	12,904	—	131,818
Property and equipment, net	32,943	120,633	9,866	—	163,442
Investment in subsidiaries	1,012,191	—	(19,114)	(993,077)	—
Intercompany receivable – noncurrent	404,904	355,069	537,551	(1,297,524)	—
Total assets	$2,007,381	$912,128	$643,214	$(2,302,440)	$1,260,283

Liabilities and Equity
Current liabilities
Trade accounts payable	$56,536	$126,638	$17,077	$—	$200,251
Other accrued expenses	60,936	100,913	13,800	—	175,649
Intercompany payable – current	2,884	—	8,955	(11,839)	—
Total current liabilities	120,356	227,551	39,832	(11,839)	375,900
Other liabilities
Long-term debt	200,000	—	—	—	200,000
Other liabilities	46,368	33,712	2,448	—	82,528
Intercompany payable – noncurrent	1,039,654	37,932	219,938	(1,297,524)	—
Total other liabilities	1,286,022	71,644	222,386	(1,297,524)	282,528
Equity
Caleres, Inc. shareholders’ equity	601,003	612,933	380,144	(993,077)	601,003
Noncontrolling interests	—	—	852	—	852
Total equity	601,003	612,933	380,996	(993,077)	601,855
Total liabilities and equity	$2,007,381	$912,128	$643,214	$(2,302,440)	$1,260,283

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED OCTOBER 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$228,351	$476,462	$59,078	$(35,252)	$728,639
Cost of goods sold	161,958	271,445	33,954	(27,152)	440,205
Gross profit	66,393	205,017	25,124	(8,100)	288,434
Selling and administrative expenses	59,708	168,255	16,348	(8,100)	236,211
Operating earnings	6,685	36,762	8,776	—	52,223
Interest expense	(4,136)	—	—	—	(4,136)
Loss on early extinguishment of debt	(1,961)	—	—	—	(1,961)
Interest income	194	—	30	—	224
Intercompany interest income (expense)	3,440	(3,527)	87	—	—
Earnings before income taxes	4,222	33,235	8,893	—	46,350
Income tax provision	(714)	(10,889)	(755)	—	(12,358)
Equity in earnings (loss) of subsidiaries, net of tax	30,475	—	(583)	(29,892)	—
Net earnings	33,983	22,346	7,555	(29,892)	33,992
Less: Net earnings attributable to noncontrolling interests	—	—	9	—	9
Net earnings attributable to Caleres, Inc.	$33,983	$22,346	$7,546	$(29,892)	$33,983

Comprehensive income	$33,957	$22,397	$7,567	$(29,995)	$33,926
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(31)	—	(31)
Comprehensive income attributable to Caleres, Inc.	$33,957	$22,397	$7,598	$(29,995)	$33,957

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THIRTY-NINE WEEKS ENDED OCTOBER 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$617,512	$1,272,367	$195,228	$(116,351)	$1,968,756
Cost of goods sold	444,301	698,799	118,480	(92,579)	1,169,001
Gross profit	173,211	573,568	76,748	(23,772)	799,755
Selling and administrative expenses	172,906	484,565	47,763	(23,772)	681,462
Operating earnings	305	89,003	28,985	—	118,293
Interest expense	(12,943)	(1)	—	—	(12,944)
Loss on early extinguishment of debt	(10,651)	—	—	—	(10,651)
Interest income	642	—	124	—	766
Intercompany interest income (expense)	10,549	(10,720)	171	—	—
(Loss) earnings before income taxes	(12,098)	78,282	29,280	—	95,464
Income tax benefit (provision)	4,621	(26,479)	(3,360)	—	(25,218)
Equity in earnings of subsidiaries, net of tax	77,546	—	(205)	(77,341)	—
Net earnings	70,069	51,803	25,715	(77,341)	70,246
Less: Net earnings attributable to noncontrolling interests	—	—	177	—	177
Net earnings attributable to Caleres, Inc.	$70,069	$51,803	$25,538	$(77,341)	$70,069

Comprehensive income	$70,355	$51,966	$25,843	$(77,669)	$70,495
Less: Comprehensive income attributable to noncontrolling interests	—	—	140	—	140
Comprehensive income attributable to Caleres, Inc.	$70,355	$51,966	$25,703	$(77,669)	$70,355

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTY-NINE WEEKS ENDED OCTOBER 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(34,602)	$81,599	$37,053	$—	$84,050

Investing activities
Purchases of property and equipment	(12,838)	(33,292)	(1,214)	—	(47,344)
Proceeds from disposal of property and equipment	7,111	—	322	—	7,433
Capitalized software	(3,775)	(1,647)	—	—	(5,422)
Intercompany investing	(356)	356	—	—	—
Net cash used for investing activities	(9,858)	(34,583)	(892)	—	(45,333)

Financing activities
Borrowings under revolving credit agreement	117,000	—	—	—	117,000
Repayments under revolving credit agreement	(117,000)	—	—	—	(117,000)
Proceeds from issuance of 2023 senior notes	200,000	—	—	—	200,000
Redemption of 2019 senior notes	(200,000)	—	—	—	(200,000)
Debt issuance costs	(3,650)	—	—	—	(3,650)
Dividends paid	(9,195)	—	—	—	(9,195)
Acquisition of treasury stock	(4,921)	—	—	—	(4,921)
Issuance of common stock under share-based plans, net	(4,606)	—	—	—	(4,606)
Tax benefit related to share-based plans	3,049	—	—	—	3,049
Intercompany financing	98,603	(43,017)	(55,586)	—	—
Net cash provided by (used for) financing activities	79,280	(43,017)	(55,586)	—	(19,323)
Effect of exchange rate changes on cash and cash equivalents	—	—	(499)	—	(499)
Increase (decrease) in cash and cash equivalents	34,820	3,999	(19,924)	—	18,895
Cash and cash equivalents at beginning of period	13,891	—	53,512	—	67,403
Cash and cash equivalents at end of period	$48,711	$3,999	$33,588	$—	$86,298

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$13,891	$—	$53,512	$—	$67,403
Receivables, net	89,030	5,398	42,218	—	136,646
Inventories, net	148,082	376,254	18,767	—	543,103
Prepaid expenses and other current assets	41,494	20,777	8,964	(27,491)	43,744
Intercompany receivable – current	1,194	—	8,750	(9,944)	—
Total current assets	293,691	402,429	132,211	(37,435)	790,896
Other assets	113,922	13,733	13,931	—	141,586
Goodwill and intangible assets, net	117,792	2,800	13,995	—	134,587
Property and equipment, net	29,237	109,720	10,786	—	149,743
Investment in subsidiaries	956,831	—	(18,909)	(937,922)	—
Intercompany receivable – noncurrent	459,774	306,871	539,396	(1,306,041)	—
Total assets	$1,971,247	$835,553	$691,410	$(2,281,398)	$1,216,812

Liabilities and Equity
Current liabilities
Trade accounts payable	$60,377	$114,208	$41,336	$—	$215,921
Other accrued expenses	110,714	85,638	12,301	(27,491)	181,162
Intercompany payable – current	4,948	—	4,996	(9,944)	—
Total current liabilities	176,039	199,846	58,633	(37,435)	397,083
Other liabilities
Long-term debt	199,197	—	—	—	199,197
Other liabilities	41,847	32,574	4,489	—	78,910
Intercompany payable – noncurrent	1,013,254	21,078	271,709	(1,306,041)	—
Total other liabilities	1,254,298	53,652	276,198	(1,306,041)	278,107
Equity
Caleres, Inc. shareholders’ equity	540,910	582,055	355,867	(937,922)	540,910
Noncontrolling interests	—	—	712	—	712
Total equity	540,910	582,055	356,579	(937,922)	541,622
Total liabilities and equity	$1,971,247	$835,553	$691,410	$(2,281,398)	$1,216,812

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$39,080	$—	$39,080
Receivables, net	115,520	1,413	21,284	—	138,217
Inventories, net	128,709	402,048	37,020	—	567,777
Prepaid expenses and other current assets	10,278	20,839	6,728	—	37,845
Intercompany receivable – current	466	521	15,487	(16,474)	—
Total current assets	254,973	424,821	119,599	(16,474)	782,919
Other assets	117,472	13,609	8,797	—	139,878
Goodwill and intangible assets, net	118,416	2,800	14,558	—	135,774
Property and equipment, net	28,000	112,047	11,242	—	151,289
Investment in subsidiaries	914,450	—	(19,785)	(894,665)	—
Intercompany receivable – noncurrent	407,970	289,222	487,316	(1,184,508)	—
Total assets	$1,841,281	$842,499	$621,727	$(2,095,647)	$1,209,860

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$14,000	$—	$—	$—	$14,000
Trade accounts payable	53,944	123,889	25,229	—	203,062
Other accrued expenses	68,124	85,358	18,595	—	172,077
Intercompany payable – current	2,803	—	13,671	(16,474)	—
Total current liabilities	138,871	209,247	57,495	(16,474)	389,139
Other liabilities
Long-term debt	199,150	—	—	—	199,150
Other liabilities	35,986	37,846	6,722	—	80,554
Intercompany payable – noncurrent	927,020	38,407	219,081	(1,184,508)	—
Total other liabilities	1,162,156	76,253	225,803	(1,184,508)	279,704
Equity
Caleres, Inc. shareholders’ equity	540,254	556,999	337,666	(894,665)	540,254
Noncontrolling interests	—	—	763	—	763
Total equity	540,254	556,999	338,429	(894,665)	541,017
Total liabilities and equity	$1,841,281	$842,499	$621,727	$(2,095,647)	$1,209,860

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED NOVEMBER 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$233,606	$458,177	$78,532	$(41,038)	$729,277
Cost of goods sold	165,734	258,668	48,713	(34,568)	438,547
Gross profit	67,872	199,509	29,819	(6,470)	290,730
Selling and administrative expenses	62,568	163,637	17,782	(6,470)	237,517
Operating earnings	5,304	35,872	12,037	—	53,213
Interest expense	(5,207)	—	—	—	(5,207)
Interest income	6	—	103	—	109
Intercompany interest income (expense)	3,608	(3,596)	(12)	—	—
Earnings before income taxes	3,711	32,276	12,128	—	48,115
Income tax benefit (provision)	566	(12,311)	(3,133)	—	(14,878)
Equity in earnings (loss) of subsidiaries, net of tax	28,836	—	(634)	(28,202)	—
Net earnings	33,113	19,965	8,361	(28,202)	33,237
Less: Net earnings attributable to noncontrolling interests	—	—	124	—	124
Net earnings attributable to Caleres, Inc.	$33,113	$19,965	$8,237	$(28,202)	$33,113

Comprehensive income	$32,014	$19,023	$7,390	$(26,320)	$32,107
Less: Comprehensive income attributable to noncontrolling interests	—	—	93	—	93
Comprehensive income attributable to Caleres, Inc.	$32,014	$19,023	$7,297	$(26,320)	$32,014

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$596,364	$1,253,507	$237,464	$(131,019)	$1,956,316
Cost of goods sold	429,633	692,287	151,869	(110,186)	1,163,603
Gross profit	166,731	561,220	85,595	(20,833)	792,713
Selling and administrative expenses	168,914	474,421	56,970	(20,833)	679,472
Operating (loss) earnings	(2,183)	86,799	28,625	—	113,241
Interest expense	(15,636)	(1)	—	—	(15,637)
Interest income	19	—	275	—	294
Intercompany interest income (expense)	11,410	(11,316)	(94)	—	—
(Loss) earnings before income taxes	(6,390)	75,482	28,806	—	97,898
Income tax benefit (provision)	2,714	(29,540)	(4,320)	—	(31,146)
Equity in earnings (loss) of subsidiaries, net of tax	70,282	—	(840)	(69,442)	—
Net earnings	66,606	45,942	23,646	(69,442)	66,752
Less: Net earnings attributable to noncontrolling interests	—	—	146	—	146
Net earnings attributable to Caleres, Inc.	$66,606	$45,942	$23,500	$(69,442)	$66,606

Comprehensive income	$65,487	$45,550	$23,207	$(68,657)	$65,587
Less: Comprehensive income attributable to noncontrolling interests	—	—	100	—	100
Comprehensive income attributable to Caleres, Inc.	$65,487	$45,550	$23,107	$(68,657)	$65,487

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2014
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(31,942)	$68,773	$31,671	$—	$68,502

Investing activities
Purchases of property and equipment	(5,145)	(27,341)	(4,045)	—	(36,531)
Capitalized software	(3,787)	(32)	(30)	—	(3,849)
Acquisition of trademarks	(65,065)	—	—	—	(65,065)
Investment in nonconsolidated affiliate	—	—	(7,000)	—	(7,000)
Intercompany investing	(717)	(202)	919	—	—
Net cash used for investing activities	(74,714)	(27,575)	(10,156)	—	(112,445)

Financing activities
Borrowings under revolving credit agreement	741,000	—	—	—	741,000
Repayments under revolving credit agreement	(734,000)	—	—	—	(734,000)
Dividends paid	(9,173)	—	—	—	(9,173)
Issuance of common stock under share-based plans, net	237	—	—	—	237
Tax benefit related to share-based plans	2,482	—	—	—	2,482
Intercompany financing	106,110	(41,198)	(64,912)	—	—
Net cash provided by (used for) financing activities	106,656	(41,198)	(64,912)	—	546
Effect of exchange rate changes on cash and cash equivalents	—	—	(69)	—	(69)
Decrease in cash and cash equivalents	—	—	(43,466)	—	(43,466)
Cash and cash equivalents at beginning of period	—	—	82,546	—	82,546
Cash and cash equivalents at end of period	$—	$—	$39,080	$—	$39,080

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Solid inventory planning and careful expense management were the primary drivers of our third quarter performance. Our Famous Footwear segment delivered another successful back-to-school season, reporting a 4.4% increase in same-store sales and a 6.0% increase in operating earnings for the quarter, while our Brand Portfolio segment reported a 2.8% decrease in net sales.

The following is a summary of the financial highlights for the third quarter of 2015:

•
Consolidated net sales decreased $0.7 million, or 0.1%, to $728.6 million for the third quarter of 2015, compared to $729.3 million for the third quarter of 2014. Excluding Shoes.com, which was sold in the fourth quarter of 2014, our net sales were $13.1 million, or 1.8%, higher than the third quarter of last year. Our Famous Footwear segment reported an increase in net sales of $7.1 million. Excluding sales from Shoes.com, which contributed $13.7 million of net sales in the third quarter of 2014, Famous Footwear sales were up 4.8%. Our Brand Portfolio segment experienced a decline in net sales of $7.7 million, or 2.8%, driven by lower net sales of our Naturalizer, Franco Sarto and Via Spiga brands, partially offset by growth from our LifeStride, Fergie and Vince brands. Both of our segments were impacted by a lower Canadian dollar exchange rate, decreasing consolidated net sales by $3.0 million. In addition, warmer weather during the third quarter softened overall demand for boots, in particular taller shaft and cold weather boots, across each of our segments, as compared to the prior year. The consumer trend has also favored shorter shaft boots and booties, which are sold, in general, at lower price points.

•
Gross profit decreased $2.3 million, or 0.8%, to $288.4 million for the third quarter of 2015, compared to $290.7 million for the third quarter of 2014, reflecting lower gross profit in our Brand Portfolio segment, partially offset by an increase in the Famous Footwear segment.  As a percentage of net sales, gross profit decreased to 39.6% for the third quarter of 2015, compared to 39.9% for the third quarter of 2014, reflecting decreases in both our Famous Footwear and Brand Portfolio segments.

•
Selling and administrative expenses decreased $1.3 million, or 0.5%, to $236.2 million for the third quarter of 2015, compared to $237.5 million in the third quarter of 2014. As a percentage of net sales, selling and administrative expenses decreased to 32.4% for the third quarter of 2015 from 32.6% for the third quarter of 2014, as we adjusted our plans to optimize our spending in a challenging retail environment.

•	Consolidated operating earnings decreased $1.0 million, or 1.9%, to $52.2 million in the third quarter of 2015, compared to $53.2 million for the third quarter of 2014.

•
We redeemed the remaining outstanding $39.3 million of the 2019 Senior Notes during the third quarter of 2015, incurring an additional loss on early extinguishment of debt of $2.0 million ($1.2 million on an after-tax basis, or $0.02 per diluted share). On a year to date basis, we have incurred a loss on early extinguishment of debt of $10.7 million ($6.5 million on an after-tax basis, or $0.15 per diluted share).

•
Consolidated net earnings attributable to Caleres, Inc. were $34.0 million, or $0.78 per diluted share, in the third quarter of 2015, compared to net earnings of $33.1 million, or $0.75 per diluted share, in the third quarter of 2014.

•
We maintained our focus on managing inventory levels during the third quarter, resulting in a $23.4 million reduction in inventory as compared to last year, due in part to the disposal of Shoes.com. Our Famous Footwear inventory decreased 3.1% on an average store basis. Our Brand Portfolio segment inventory declined $1.0 million, or 0.6%, as we continued to effectively manage our supply chain, and decreased 1.8% on an average store basis.

Our debt-to-capital ratio, as defined herein, decreased to 24.9% at October 31, 2015, compared to 28.3% at November 1, 2014 and 26.9% at January 31, 2015.  The decrease from November 1, 2014 reflects higher shareholders' equity due to the impact of our net earnings and a $13.2 million decrease in total debt obligations. The decrease from January 31, 2015 reflects higher shareholders' equity due to net earnings for 2015. Our current ratio, as defined herein, was 2.18 to 1 at October 31, 2015, compared to 2.01 to 1 at November 1, 2014 and 1.99 to 1 at January 31, 2015.

Outlook for the Remainder of 2015
During the third quarter, we continued to manage inventory and expenses while investing to grow our business, delivering strong results. While we expect the retail environment to be promotional during the fourth quarter, we remain focused on delivering consistent, profitable and sustainable growth. Based on our third quarter results, we expect consolidated net sales to be approximately $2.61 billion.  We also expect to earn between $1.80 and $1.85 per diluted share in 2015, inclusive of $0.15 per diluted share related to our loss on debt extinguishment described above.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales

($ millions)
Net sales	$728.6	100.0%	$729.3	100.0%	$1,968.8	100.0%	$1,956.3	100.0%
Cost of goods sold	440.2	60.4%	438.6	60.1%	1,169.0	59.4%	1,163.6	59.5%
Gross profit	288.4	39.6%	290.7	39.9%	799.8	40.6%	792.7	40.5%
Selling and administrative expenses	236.2	32.4%	237.5	32.6%	681.5	34.6%	679.5	34.7%
Operating earnings	52.2	7.2%	53.2	7.3%	118.3	6.0%	113.2	5.8%
Interest expense	(4.1)	(0.6)%	(5.2)	(0.7)%	(12.9)	(0.7)%	(15.6)	(0.8)%
Loss on early extinguishment of debt	(2.0)	(0.2)%	—	—	(10.7)	(0.5)%	—	—%
Interest income	0.2	0.0%	0.1	0.0%	0.8	0.0%	0.3	0.0%
Earnings before income taxes	46.3	6.4%	48.1	6.6%	95.5	4.8%	97.9	5.0%
Income tax provision	(12.3)	(1.7)%	(14.9)	(2.1)%	(25.2)	(1.2)%	(31.2)	(1.6)%
Net earnings	34.0	4.7%	33.2	4.5%	70.3	3.6%	66.7	3.4%
Net earnings attributable to noncontrolling interests	0.0	0.0%	0.1	0.0%	0.2	0.0%	0.1	0.0%
Net earnings attributable to Caleres, Inc.	$34.0	4.7%	$33.1	4.5%	$70.1	3.6%	$66.6	3.4%

Net Sales
Net sales decreased $0.7 million, or 0.1%, to $728.6 million for the third quarter of 2015, compared to $729.3 million for the third quarter of 2014. Excluding Shoes.com, which contributed $13.7 million of net sales in the third quarter of 2014 and was subsequently sold in December 2014, our net sales were $13.1 million, or 1.8% higher than the third quarter of last year. Net sales at our Brand Portfolio segment decreased while net sales at our Famous Footwear segment increased. Our Brand Portfolio segment reported a $7.7 million decrease in net sales, driven by lower net sales of our Naturalizer, Franco Sarto and Via Spiga brands, partially offset by growth from our LifeStride, Fergie and Vince brands.  Our retail stores were impacted by a lower Canadian dollar exchange rate and a lower store count, partially offset by an increase in same-store sales of 2.5%. Net sales of our Famous Footwear segment increased $7.1 million, or 1.6%, reflecting a 4.4% increase in same-store sales, partially offset by the disposition of Shoes.com.

Net sales increased $12.5 million, or 0.6%, to $1,968.8 million for the nine months ended October 31, 2015, compared to $1,956.3 million for the nine months ended November 1, 2014. Excluding Shoes.com, our net sales were $48.7 million, or 2.5% higher than the nine months ended November 1, 2014. Net sales at our Brand Portfolio segment increased while net sales at our Famous Footwear segment decreased. Our Brand Portfolio segment reported a $20.3 million increase in net sales, driven by strong sales of our Sam Edelman, Vince, LifeStride, and Dr. Scholl's brands, partially offset by a decrease in net sales of our Franco Sarto and Via Spiga brands.  Our retail stores were impacted by a lower Canadian dollar exchange rate, a lower store count and a 1.7% decline in same-store sales. Net sales of our Famous Footwear segment decreased $7.8 million, reflecting a $36.3 million decrease in sales attributable to Shoes.com, partially offset by a 2.6% increase in same-store sales.

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

Gross Profit
Gross profit decreased $2.3 million, or 0.8%, to $288.4 million for the third quarter of 2015, compared to $290.7 million for the third quarter of 2014, reflecting lower gross profit in our Brand Portfolio segment, partially offset by an increase in the Famous Footwear segment.  As a percentage of net sales, gross profit decreased to 39.6% for the third quarter of 2015, compared to 39.9% for the third quarter of 2014, reflecting decreases in both our Famous Footwear and Brand Portfolio segments. The decrease was driven by a sales mix shift from boots to booties, an increase in freight expense attributable to higher ecommerce sales and an increase in late-season sales of sandals during the quarter, which generally have lower product margins. Retail and wholesale net sales remained consistent at 67% and 33% in both the third quarter of 2015 and the third quarter of 2014.

Gross profit increased $7.1 million, or 0.9%, to $799.8 million for the nine months ended October 31, 2015, compared to $792.7 million for the nine months ended November 1, 2014, reflecting higher gross profit in both our Brand Portfolio and Famous Footwear segments.  As a percentage of net sales, gross profit increased to 40.6% for the nine months ended October 31, 2015, compared to 40.5% for the nine months ended November 1, 2014, driven by our Famous Footwear segment, which reported a gross profit rate of 44.8% for the nine months ended October 31, 2015, compared to 44.3% for the nine months ended November 1, 2014. These increases were partially offset by a decline in the Brand Portfolio segment gross profit rate to 34.0% in the nine months ended October 31, 2015, compared to 34.3% in the nine months ended November 1, 2014 and a lower consolidated mix of wholesale versus retail sales. Gross profit rates in our retail businesses are higher, on average, than in our wholesale business. Retail and wholesale net sales were 67% and 33%, respectively, in the nine months ended October 31, 2015, compared to 68% and 32% in the nine months ended November 1, 2014.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.3 million, or 0.5%, to $236.2 million for the third quarter of 2015, compared to $237.5 million in the third quarter of 2014. As a percentage of net sales, selling and administrative expenses decreased to 32.4% for the third quarter of 2015 from 32.6% for the third quarter of 2014.

Selling and administrative expenses increased $2.0 million, or 0.3%, to $681.5 million for the nine months ended October 31, 2015, compared to $679.5 million in the nine months ended November 1, 2014. As a percentage of net sales, selling and administrative expenses decreased to 34.6% for the nine months ended October 31, 2015 from 34.7% for the nine months ended November 1, 2014.

Operating Earnings
Operating earnings decreased $1.0 million, or 1.9%, to $52.2 million for the third quarter of 2015, compared to $53.2 million for the third quarter of 2014, reflecting lower net sales and gross profit rate, partially offset by lower selling and administrative expenses.  As a percentage of net sales, operating earnings decreased to 7.2% for the third quarter of 2015, compared to 7.3% for the third quarter of 2014.

Operating earnings increased $5.1 million, or 4.5%, to $118.3 million for the nine months ended October 31, 2015, compared to $113.2 million for the nine months ended November 1, 2014, reflecting higher net sales and gross profit rate.  As a percentage of net sales, operating earnings improved to 6.0% for the nine months ended October 31, 2015, compared to 5.8% for the nine months ended November 1, 2014.

Interest Expense
Interest expense decreased $1.1 million, or 20.6%, to $4.1 million for the third quarter of 2015, compared to $5.2 million for the third quarter of 2014, primarily reflecting the lower interest rate on our 2023 Senior Notes and lower average borrowings under our revolving credit agreement, as further discussed in Liquidity and Capital Resources.

Interest expense decreased $2.7 million, or 17.2%, to $12.9 million for the nine months ended October 31, 2015, compared to $15.6 million for the nine months ended November 1, 2014, driven by the factors described above.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was $2.0 million for the third quarter and $10.7 million for the nine months ended October 31, 2015, reflecting the redemption of our 2019 Senior Notes prior to maturity, as further discussed in Note 5 to the condensed consolidated financial statements. We incurred no corresponding charges during the three or nine months ended November 1, 2014.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 26.7% for the third quarter of 2015, compared to 30.9% for the third quarter of 2014. We recognized discrete tax benefits of $1.3 million during the quarter related to the anticipated utilization of certain tax asset carryforwards that were previously fully reserved. If these discrete tax benefits had not been recognized during the thirteen weeks ended October 31, 2015, the Company's effective tax rate would have been 29.5%.

For the nine months ended October 31, 2015, our consolidated effective tax rate was 26.4%, compared to 31.8% for the nine months ended November 1, 2014. The effective tax rate was lower for the nine months ended October 31, 2015 as a result of $4.2 million of discrete tax benefits recognized during the period. The discrete tax benefits related to a number of factors, including the conversion of one of our primary operating subsidiaries to a limited liability company and the utilization of certain tax asset carry forwards primarily related to the disposition of Shoes.com that were previously fully reserved. If these discrete tax benefits had not been recognized, our effective tax rate would have been 30.8% for the nine months ended October 31, 2015.

Net Earnings
Net earnings increased $0.8 million, or 2.3%, to $34.0 million for the third quarter of 2015, compared to $33.2 million for the third quarter of 2014, reflecting the factors described above.

Net earnings increased $3.6 million, or 5.2%, to $70.3 million for the nine months ended October 31, 2015, compared to $66.7 million for the nine months ended November 1, 2014, reflecting stronger sales and operating earnings, partially offset by the loss on early extinguishment of debt, as described above.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $34.0 million and $70.1 million during the third quarter and nine months ended October 31, 2015,  compared to net earnings of $33.1 million and $66.6 million during the third quarter of 2014 and nine months ended November 1, 2014, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square
foot)
Operating Results
Net sales	$456.2	100.0%	$449.1	100.0%	$1,212.1	100.0%	$1,219.9	100.0%
Cost of goods sold	261.3	57.3%	255.3	56.8%	669.5	55.2%	679.8	55.7%
Gross profit	194.9	42.7%	193.8	43.2%	542.6	44.8%	540.1	44.3%
Selling and administrative expenses	155.3	34.0%	156.4	34.9%	447.3	36.9%	450.4	37.0%
Operating earnings	$39.6	8.7%	$37.4	8.3%	$95.3	7.9%	$89.7	7.3%

Key Metrics
Same-store sales % change	4.4%		(0.2)%		2.6%		0.8%
Same-store sales $ change	$18.5		$(0.9)		$29.4		$9.3
Sales change from new and closed stores, net	$2.9		$(3.3)		$0.4		$(5.8)
Impact of changes in Canadian exchange rate on sales	$(0.6)		$—		$(1.3)		$—
Sales change of Shoes.com (sold in December 2014)	$(13.7)		$(0.3)		$(36.3)		$(5.9)
Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$63		$61		$169		$166
Sales per square foot, excluding e-commerce (trailing twelve months)	$218		$213		$218		$213
Square footage (thousand sq. ft.)	6,951		6,983		6,951		6,983

Stores opened	13		12		38		40
Stores closed	13		6		32		43
Ending stores	1,044		1,041		1,044		1,041

Net Sales
Net sales increased $7.1 million, or 1.6%, to $456.2 million for the third quarter of 2015, compared to $449.1 million for the third quarter of 2014. The increase was due primarily to a 4.4% increase in same-store sales, partially offset by the disposition of Shoes.com in December 2014, which contributed $13.7 million of net sales in the third quarter of 2014.  Famous Footwear reported an improved customer conversion rate and higher average unit retail prices, partially offset by a decline in customer traffic in our stores. Famous Footwear experienced sales growth in the canvas, athletic footwear, and boot categories. During the third quarter of 2015, we opened 13 new stores and closed 13 stores, resulting in 1,044 stores and total square footage of 7.0 million at the end of the third quarter of 2015, compared to 1,041 stores and total square footage of 7.0 million at the end of the third quarter of 2014. On a trailing twelve month basis, sales per square foot, excluding e-commerce, increased 2.5% to $218 for the twelve months ended October 31, 2015, compared to $213 for the twelve months ended November 1, 2014. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment’s sales, with approximately 75% of our net sales made to members of our Rewards program in both the third quarter of 2015 and the third quarter of 2014.

Net sales decreased $7.8 million, or 0.6%, to $1,212.1 million for the nine months ended October 31, 2015, compared to $1,219.9 million for the nine months ended November 1, 2014. The decrease was due primarily to the disposition of Shoes.com, which contributed $36.3 million of net sales in the nine months ended November 1, 2014, partially offset by a 2.6% increase in same-store sales. Famous Footwear reported an improved customer conversion rate and higher average unit retail prices, partially offset by a decline in customer traffic in our stores. Famous Footwear experienced sales growth in the canvas, athletic, and boot categories. During the nine months ended October 31, 2015, we opened 38 new stores and closed 32 stores.

Gross Profit
Gross profit increased $1.1 million, or 0.6%, to $194.9 million for the third quarter of 2015, compared to $193.8 million for the third quarter of 2014. As a percentage of net sales, our gross profit was 42.7% for the third quarter of 2015, compared to 43.2% for the third quarter of 2014. The decrease in our gross profit rate was primarily driven by lower product margins on sandals and non-athletic footwear, higher inventory markdowns and an increase in freight expense attributable to higher sales at Famous.com. As a result of the unseasonably warm weather during the quarter, we experienced higher sales of sandals, which generally have lower than average product margins.

Gross profit increased $2.5 million, or 0.5%, to $542.6 million for the nine months ended October 31, 2015, compared to $540.1 million for the nine months ended November 1, 2014. As a percentage of net sales, our gross profit was 44.8% for the nine months ended October 31, 2015, compared to 44.3% for the nine months ended November 1, 2014. The increase in our gross profit rate reflects a continued shift in mix toward higher margin product and improved margins resulting from the disposal of Shoes.com, partially offset by higher freight expense.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.1 million, or 0.7%, to $155.3 million for the third quarter of 2015, compared to $156.4 million for the third quarter of 2014.  The decrease was primarily attributable to lower expenses due to the disposal of Shoes.com, partially offset by higher marketing expense and higher salaries and benefits. As a percentage of net sales, selling and administrative expenses decreased to 34.0% for the third quarter of 2015, compared to 34.9% for the third quarter of 2014.

Selling and administrative expenses decreased $3.1 million, or 0.7%, to $447.3 million for the nine months ended October 31, 2015, compared to $450.4 million for the nine months ended November 1, 2014.   The decrease was primarily attributable to lower expenses due to the disposal of Shoes.com, partially offset by higher store rent and facilities costs and higher salaries and benefits. As a percentage of net sales, selling and administrative expenses decreased to 36.9% for the nine months ended October 31, 2015, compared to 37.0% for the nine months ended November 1, 2014.

Operating Earnings
Operating earnings increased $2.2 million, or 6.0%, to $39.6 million for the third quarter of 2015, compared to $37.4 million for the third quarter of 2014. The increase was due to higher net sales and lower selling and administrative expenses, partially offset by a lower gross profit rate as described above. As a percentage of net sales, operating earnings increased to 8.7% for the third quarter of 2015, compared to 8.3% for the third quarter of 2014.

Operating earnings increased $5.6 million, or 6.3%, to $95.3 million for the nine months ended October 31, 2015, compared to $89.7 million for the nine months ended November 1, 2014. The increase was due to lower selling and administrative expenses and a higher gross profit rate as described above. As a percentage of net sales, operating earnings increased to 7.9% for the nine months ended October 31, 2015, compared to 7.3% for the nine months ended November 1, 2014.

BRAND PORTFOLIO
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014
		% of		% of		% of		% of
		Net		Net		Net		Net
($ millions)		Sales		Sales		Sales		Sales
Operating Results
Net sales	$272.5	100.0%	$280.2	100.0%	$756.7	100.0%	$736.4	100.0%
Cost of goods sold	178.9	65.7%	183.3	65.4%	499.5	66.0%	483.8	65.7%
Gross profit	93.6	34.3%	96.9	34.6%	257.2	34.0%	252.6	34.3%
Selling and administrative expenses	72.6	26.6%	69.3	24.7%	209.1	27.6%	196.3	26.6%
Operating earnings	$21.0	7.7%	$27.6	9.9%	$48.1	6.4%	$56.3	7.7%

Key Metrics
Wholesale/retail sales mix (%)	87%/13%		87%/13%		87%/13%		85%/15%
Change in wholesale net sales ($)	$(5.5)		$37.3		$29.5		$61.3
Unfilled order position at end of period	$318.4		$333.4

Same-store sales % change	2.5%		(6.9)%		(1.7)%		(3.5)%
Same-store sales $ change	$0.8		$(2.5)		$(1.6)		$(3.5)
Sales change from new and closed stores, net	$(0.6)		$(2.8)		$(2.0)		$(9.7)
Impact of changes in Canadian exchange rate on retail sales	$(2.4)		$(1.0)		$(5.6)		$(2.7)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$91		$100		$262		$289
Sales per square foot, excluding e-commerce (trailing twelve months)	$350		$384		$350		$384
Square footage (thousands sq. ft.)	291		304		291		304

Stores opened	2		3		3		7
Stores closed	1		1		10		14
Ending stores	164		172		164		172

Net Sales
Net sales decreased $7.7 million, or 2.8%, to $272.5 million for the third quarter of 2015, compared to $280.2 million for the third quarter of 2014.  The decrease was driven by lower net sales of our Naturalizer, Franco Sarto, and Via Spiga brands, partially offset by growth from our LifeStride, Fergie and Vince brands. Our retail stores were impacted by a lower Canadian dollar exchange rate and a lower store count, partially offset by an increase in same-store sales of 2.5%. During the third quarter of 2015, we opened two stores and closed one store, resulting in a total of 164 stores and total square footage of 0.3 million at the end of the third quarter of 2015, compared to 172 stores and total square footage of 0.3 million at the end of the third quarter of 2014. On a trailing twelve month basis, sales per square foot, excluding e-commerce, decreased 8.6% to $350 for the twelve months ended October 31, 2015, compared to $384 for the twelve months ended November 1, 2014. Our unfilled order position decreased $15.0 million, or 4.5%, to $318.4 million as of October 31, 2015, from $333.4 million as of November 1, 2014 primarily due to declines in our Naturalizer and Dr. Scholl's brands, partially offset by an increase in our Sam Edelman brand.

Net sales increased $20.3 million, or 2.7%, to $756.7 million for the nine months ended October 31, 2015, compared to $736.4 million for the nine months ended November 1, 2014.  The increase reflects strength in many of our brands including Sam Edelman, Vince, LifeStride, and Dr. Scholl's, partially offset by a decrease in net sales of our Franco Sarto and Via Spiga brands. Our retail stores were impacted by a lower Canadian dollar exchange rate, a lower store count and a 1.7% decline in same-store sales. During the nine months ended October 31, 2015, we opened three stores and closed 10 stores.

Gross Profit
Gross profit decreased $3.3 million, or 3.5%, to $93.6 million for the third quarter of 2015, compared to $96.9 million for the third quarter of 2014, driven by the decrease in net sales and a lower gross profit rate. As a percentage of net sales, our gross profit was 34.3% for the third quarter of 2015, compared to 34.6% for the third quarter of 2014.  The decrease in our gross profit rate was primarily driven by an increase in freight expense in the third quarter of 2015, due in part to the increase in our ecommerce sales, and the sales mix shift from boots to booties.

Gross profit increased $4.6 million, or 1.8%, to $257.2 million for the nine months ended October 31, 2015, compared to $252.6 million for the nine months ended November 1, 2014, driven by increase in net sales, partially offset by a lower gross profit rate. As a percentage of net sales, our gross profit was 34.0% for the nine months ended October 31, 2015, compared to 34.3% for the nine months ended November 1, 2014, primarily driven by higher inventory markdowns and a lower mix of retail sales in the nine months ended October 31, 2015.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.3 million, or 4.6%, to $72.6 million for the third quarter of 2015, compared to $69.3 million for the third quarter of 2014, driven by an increase in salaries and benefits, higher marketing expenses and investments in our Diane von Furstenberg brand, partially offset by lower anticipated payments under our cash-based incentive plans. As a percentage of net sales, selling and administrative expenses increased to 26.6% for the third quarter of 2015, compared to 24.7% for the third quarter of 2014.

Selling and administrative expenses increased $12.8 million, or 6.5%, to $209.1 million for the nine months ended October 31, 2015, compared to $196.3 million for the nine months ended November 1, 2014, driven by the above named factors. As a percentage of net sales, selling and administrative expenses increased to 27.6% for the nine months ended October 31, 2015, compared to 26.6% for the nine months ended November 1, 2014.

Operating Earnings
Operating earnings decreased $6.6 million, or 23.9%, to $21.0 million for the third quarter of 2015, compared to $27.6 million for the third quarter of 2014. The decrease was driven by lower net sales and gross profit rate, and an increase in selling and administrative expenses. As a percentage of net sales, operating earnings decreased to 7.7% for the third quarter of 2015, compared to 9.9% in the third quarter of 2014.

Operating earnings decreased $8.2 million, or 14.6%, to $48.1 million for the nine months ended October 31, 2015, compared to $56.3 million for the nine months ended November 1, 2014. The decrease was primarily driven by an increase in selling and administrative expenses and a lower gross profit rate, partially offset by an increase in net sales. As a percentage of net sales, operating earnings decreased to 6.4% for the nine months ended October 31, 2015, compared to 7.7% in the nine months ended November 1, 2014.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $8.5 million were incurred for the third quarter of 2015 compared to costs of $11.8 million for the third quarter of 2014. The $3.3 million decrease in costs was primarily attributable to a decrease in salaries and benefits and lower pension expense.

Unallocated corporate administrative expenses and other costs and recoveries were $25.1 million for the nine months ended October 31, 2015, compared to $32.8 million for the nine months ended November 1, 2014. The $7.7 million decrease in costs was primarily attributable to lower pension expense and the gain on sale of a vacant building at our Corporate headquarters, partially offset by higher anticipated payments under our cash and stock-based incentive plans for the nine months ended October 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	October 31, 2015	November 1, 2014	January 31, 2015
Borrowings under revolving credit agreement	$—	$14.0	$—
Long-term debt – senior notes	200.0	199.2	199.2
Total debt	$200.0	$213.2	$199.2

Total debt obligations of $200.0 million at October 31, 2015, decreased $13.2 million compared to $213.2 million at November 1, 2014 and increased $0.8 million compared to $199.2 million at January 31, 2015.  Interest expense for the third quarter of 2015 decreased $1.1 million to $4.1 million, compared to $5.2 million for the third quarter of 2014 and decreased $2.7 million to $12.9 million for the nine months ended October 31, 2015, compared to $15.6 million for the nine months ended November 1, 2014 primarily as a result of the lower interest rate on our 2023 Senior Notes and lower average borrowings under our revolving credit agreement.

At October 31, 2015, we had no borrowings outstanding and $6.3 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $561.8 million at October 31, 2015. We were in compliance with all covenants and restrictions under the Credit Agreement as of October 31, 2015.

$200 Million Senior Notes
As further discussed in Note 5 to the condensed consolidated financial statements, on July 20, 2015, we commenced a cash tender offer for our 2019 Senior Notes. The tender offer expired on July 24, 2015 and $160.7 million aggregate principal amount of the 2019 Senior Notes were tendered. The remaining $39.3 million aggregate principal amount of 2019 Senior Notes was redeemed on August 26, 2015. During the third quarter and the nine months ended October 31, 2015, we recognized a loss on early extinguishment of debt of $2.0 million and $10.7 million, respectively, representing the tender offer and call premiums, the unamortized debt issuance costs and original issue discount associated with the 2019 Senior Notes. Of the $2.0 million loss on early extinguishment of debt, approximately $0.6 million was non-cash for the third quarter of 2015. Of the $10.7 million loss on early extinguishment of debt, approximately $3.0 million was non-cash for the nine months ended October 31, 2015.

On July 27, 2015, we closed on the offering of $200.0 million aggregate principal amount of the 2023 Senior Notes in a private placement.  On October 22, 2015, we commenced an offer to exchange our 2023 Senior Notes outstanding for substantially identical debt securities registered under the Securities Act of 1933. The exchange offer was completed on November 23, 2015 and did not affect the amount of our indebtedness outstanding.

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

The 2023 Senior Notes also contain certain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 31, 2015, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	October 31, 2015	November 1, 2014	Change
Net cash provided by operating activities	$84.0	$68.5	$15.5
Net cash used for investing activities	(45.3)	(112.4)	67.1
Net cash (used for) provided by financing activities	(19.3)	0.5	(19.8)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.1)	(0.4)
Increase (decrease) in cash and cash equivalents	$18.9	$(43.5)	$62.4

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $15.5 million higher in the nine months ended October 31, 2015 as compared to the nine months ended November 1, 2014, reflecting the following factors:

•	A smaller increase in inventories in the nine months ended October 31, 2015 compared to the comparable period in 2014, reflecting our continued focus on inventory management;

•	Higher net earnings (adjusted for non-cash items); and

•	A smaller decrease in trade accounts payable in the nine months ended October 31, 2015 compared to the comparable period in 2014 due to the timing of payments; partially offset by

•
A decrease in accrued expenses and other liabilities in the nine months ended October 31, 2015 compared to an increase in the comparable period in 2014, driven by higher payments under our cash-based incentive plans in 2015; and

•	A larger increase in prepaid expenses and other current and noncurrent assets in the nine months ended October 31, 2015, driven by an increase in the pension asset.

Cash used for investing activities was $67.1 million lower in the nine months ended October 31, 2015, as compared to the comparable period in 2014 due primarily to the $65.1 million acquisition of the Franco Sarto trademarks in the first quarter of 2014 and the $7.4 million in proceeds from disposal of property and equipment related to the sale of a vacant building at our Corporate headquarters in the second quarter of 2015. These variances were partially offset by higher purchases of property and equipment in the nine months ended October 31, 2015, driven by the expansion and modernization of one of our distribution centers and leasehold improvements associated with the relocation of one of our leased office facilities in New York City. For fiscal 2015, we expect purchases of property and equipment and capitalized software of approximately $75 million.

Cash used for financing activities was $19.8 million higher for the nine months ended October 31, 2015 as compared to the comparable period in 2014 primarily due to a decrease in net borrowings under the revolving credit agreement, the acquisition of treasury stock in the first quarter of 2015, an increase in common stock issued under share-based plans, and debt issuance costs associated with the offering of the 2023 Senior Notes in the second quarter of 2015.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 31, 2015	November 1, 2014	January 31, 2015
Working capital ($ millions) (1)	$443.7	$393.8	$393.8

Current ratio (2)	2.18:1	2.01:1	1.99:1

Debt-to-capital ratio (3)	24.9%	28.3%	26.9%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

Working capital at October 31, 2015 was $443.7 million, which was $49.9 million higher than at November 1, 2014 and January 31, 2015. Our current ratio increased to 2.18 to 1 as of October 31, 2015, compared to 2.01 to 1 at November 1, 2014, and 1.99 to 1 at January 31, 2015. The increase in working capital and the current ratio from January 31, 2015 to October 31, 2015 reflects higher cash and cash equivalents, a decrease in trade accounts payable, and higher receivables in the nine months ended October 31, 2015. The increase in working capital from November 1, 2014 to October 31, 2015 reflects higher cash and cash equivalents, a decrease in borrowings under the revolving credit agreement, and higher receivables, partially offset by lower inventory levels. Our debt-to-capital ratio was 24.9% as of October 31, 2015, compared to 28.3% as of November 1, 2014 and 26.9% as of January 31, 2015. The decrease in our debt-to-capital ratio from November 1, 2014 reflects higher shareholders' equity due to the impact of our net earnings and a $13.2 million decrease in total debt obligations. The decrease in our debt-to-capital ratio from January 31, 2015 reflects higher shareholders' equity due to net earnings for 2015.

At October 31, 2015, we had $86.3 million of cash and cash equivalents, nearly half of which represents cash and cash equivalents of our foreign subsidiaries. In accordance with Internal Revenue Service guidelines limiting the length of time that our parent company can borrow funds from foreign subsidiaries, the Company utilizes the cash and cash equivalents of its foreign subsidiaries to manage the liquidity needs of the consolidated company and minimize interest expense on a consolidated basis.

We declared and paid dividends of $0.07 per share in both the third quarter of 2015 and the third quarter of 2014. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating lease commitments, long-term debt, interest on long-term debt, minimum license commitments,  borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of October 31, 2015, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2015:

				Maximum Number of Shares that May Yet be Purchased Under the Program (1)
			Total Number Purchased as Part of Publicly Announced Program (1)
	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)

Fiscal Period

August 2, 2015 – August 29, 2015	—	$—	—	2,348,500

August 30, 2015 – October 3, 2015	3,105	32.20	—	2,348,500

October 4, 2015 – October 31, 2015	5,912	31.58	—	2,348,500

Total	9,017	$31.79	—	2,348,500

(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 151,500 shares were repurchased during the first quarter of 2015. Therefore, there were 2.3 million shares authorized to be purchased under the program as of October 31, 2015. Our repurchases of common stock are limited under our debt agreements.

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

CALERES, INC.

Date: December 9, 2015	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer