Form 10-K
period 2016-01-30
CALERES INC
filed 2016-03-29
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of July 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,421.3 million.

As of February 26, 2016, 43,659,252 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2016.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Caleres” refers to Caleres, Inc. and its subsidiaries.

Information in this Form 10-K is current as of March 29, 2016, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
In this report, and from time to time throughout the year, we share our expectations for the Company’s future performance. These forward-looking statements include statements about our business plans; the potential development, regulatory approval and public acceptance of our products; our expected financial performance, including sales performance, and the anticipated effect of our strategic actions; the anticipated benefits of acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any statements we make that are not matters of current disclosures or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

Our forward-looking statements represent our estimates and expectations at the time that we make them. However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized. We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so. In the interests of our investors, and in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Part I. Item 1A. Risk Factors explains some of the important reasons that actual results may be materially different from those that we anticipate.

y

PART I

ITEM 1	BUSINESS
Caleres, Inc., originally founded as Brown Shoe Company, Inc. in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler with annual net sales of $2.6 billion. In May 2015, the shareholders of Brown Shoe Company, Inc. approved a rebranding initiative that changed the name of the company to Caleres, Inc. (the "Company"). Current activities include the operation of retail shoe stores and e-commerce websites as well as the design, sourcing and marketing of footwear for women and men. Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and Christmas season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

During 2015, categories of our consolidated net sales were approximately 63% women’s footwear, 23% men’s footwear, 9% children’s footwear and 5% accessories. This composition has remained relatively constant over the past few years. Approximately 66% of footwear sales in 2015 were retail sales, including sales through our e-commerce websites, compared to 67% in 2014 and 70% in 2013, while the remaining 34%, 33% and 30% in the respective years represented wholesale sales.

Employees
We had approximately 11,000 full-time and part-time employees as of January 30, 2016. In the United States, there are no employees subject to union contracts. In Canada, we employ approximately 20 warehouse employees under a union contract, which expires in October 2016.

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

In addition, our wholesale customers also sell shoes purchased from competing footwear suppliers. Those competing footwear suppliers own and license brands, many of which are well-known and marketed aggressively. Many retailers, who are our wholesale customers, source directly from factories or through agents. The wholesale footwear business has low barriers to entry, which further intensifies competition.

FAMOUS FOOTWEAR
Our Famous Footwear segment includes our Famous Footwear stores and Famous.com, and included our Shoes.com subsidiary prior to its sale in December 2014, as further discussed in Note 2 to the consolidated financial statements. Famous Footwear is one of America’s leading family-branded footwear retailers with 1,046 stores at the end of 2015 and net sales of $1.6 billion in 2015. Our core consumers are women who seek leading national brands of casual, athletic and fashionable footwear at a value for themselves and their families.

Famous Footwear stores feature a wide selection of brand-name athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, Converse, Vans, adidas, Sperry, New Balance, Asics, Bearpaw and Sof Sole, as well as company-owned and licensed brands including, among others, LifeStride, Dr. Scholl’s, Naturalizer, Fergalicious and Carlos by Carlos Santana. Our company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 9% of the Famous Footwear segment's net sales. We work closely with our vendors to provide our consumers with fresh product and, in some cases, product exclusively designed for and available only in our stores. Famous Footwear’s average retail price is approximately $45 for footwear with retail price points typically ranging from $25 for shoes up to $210 for boots.

Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in all 50 states, Guam and Canada. The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2015	2014	2013
Strip centers	697	696	711
Outlet malls	189	183	172
Regional malls	160	159	161
Total	1,046	1,038	1,044

Stores open at the end of 2015 and 2014 averaged approximately 6,700 square feet. Total square footage at the end of 2015 decreased 0.1% to 6.9 million square feet compared to 7.0 million at the end of 2014. We expect to open approximately 55 new stores and close approximately 40 stores in 2016. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

Sales per square foot were $217 in 2015, up from $215 in 2014. Same-store sales increased 1.9% during 2015. Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months. Relocated stores are treated as new stores and closed stores are excluded from the calculation. Sales change from new and closed stores, net, reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation. E-commerce sales for those e-commerce websites that function as an extension of a retail chain are included in the same-store sales calculation.

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

Famous Footwear’s marketing programs include digital marketing and social networking, national television, print, e-commerce advertising, cinema and in-store advertisements, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with consumers. We believe the success of our campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns. In 2015, we spent approximately $52.6 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers. Famous Footwear has a robust loyalty program (“Rewards”), which informs and rewards frequent consumers with product previews, earned incentives based upon purchase continuity and other periodic promotional offers. In 2015, approximately 74% of our Famous Footwear net sales were generated by our Rewards members compared to 73% in 2014. During the year, we expanded our efforts to connect with and engage our consumers to build a strong brand preference for Famous Footwear through both our loyalty program and social media. In 2015, we grew our mobile application and had more than 794,000 members enrolled by the end of the year. In 2016, we will continue to intensify our digital marketing presence to acquire and retain highly valuable consumers.

As part of our omni-channel approach to reach consumers, we also operate Famous.com. Famous.com offers an expanded product assortment beyond what is sold in Famous Footwear stores. Accessible via desktop, tablet and mobile devices, Famous.com helps consumers explore product assortments, including items available in local stores, and make direct-to-consumer purchases. During 2015, we reduced the average delivery time for direct-to-consumer purchases by expanding our in-store fulfillment initiative to approximately 900 stores. Famous.com also allows Rewards members to see their points status and purchase history, manage profile settings and engage further with the brand. Famous Footwear’s mobile app further serves as a hub for Rewards members to shop, find local stores, redeem Rewards certificates, and learn about the newest products, latest trends and hottest deals.

We are investing in our logistics network to meet the omni-channel demands of today, including faster order processing and faster delivery to our customers, as well as to prepare for ongoing growth in our business. The expansion and modernization projects at our distribution centers are intended to provide additional shipping flexibility, operational efficiencies and an expansion of our logistics infrastructure capacity. These projects are anticipated to be complete during the fall of 2016.

Until December 2014, we owned and operated Shoes.com, Inc., a pure-play Internet retailing company. Shoes.com offered a diverse selection of footwear and accessories for women, men and children, including footwear purchased from third-party suppliers and the Company's other brands. As further discussed in Note 2 to the consolidated financial statements, we sold Shoes.com in December 2014 and recognized a gain on sale of $4.7 million.

BRAND PORTFOLIO
Our Brand Portfolio segment offers retailers and consumers a portfolio of leading brands from our Healthy Living and Contemporary Fashion platforms by designing, sourcing and marketing branded footwear for women and men at a variety of price points. Certain of our branded footwear products are sold under brand names that are owned by the Company and others are developed pursuant to licensing agreements. Our Brand Portfolio segment sells footwear on a wholesale basis to retailers. The segment also sells footwear through our branded retail stores and e-commerce businesses.

Portfolio of Brands
The following is a listing of our principal brands and licensed products:

Healthy Living
Naturalizer:  Introduced in 1927, Naturalizer has become a global family of comfort lifestyle footwear brands meeting the needs of women across the marketplace with uncompromising comfort, fit and style. Our flagship Naturalizer brand is sold throughout the United States and Canada, primarily at Naturalizer retail stores, national chains, online retailers, department stores, catalog retailers and independent retailers. At the end of 2015, we operated 159 Naturalizer stores in the United States, Guam and Canada. Naturalizer footwear is also distributed through approximately 40 retail and wholesale partners in 57 countries around the world. In addition, Naturalizer footwear is distributed in China through stores operated by our joint venture partner, C. banner International Holdings Limited (“CBI”). CBI operated 94 stores at the end of 2015 and expects net store openings of approximately 10 stores in 2016. Through our majority-owned subsidiary, B&H Footwear Company Limited (“B&H Footwear”), we sell footwear to CBI on a wholesale basis, as further discussed in Note 16 to the consolidated financial statements. Suggested retail price points range from $79 for shoes to $209 for boots.

Dr. Scholl’s:  Dr. Scholl’s is an authentic brand of innovative footwear designed with an uncomplicated, playful style for a healthier life. Dr. Scholl’s delivers proprietary comfort technology across all distribution tiers. Dr. Scholl’s crafts unique styles that offer men and women the freedom to live active lives.  This footwear reaches consumers at a wide range of distribution channels: mass merchandisers, national chains, online and catalogs, specialty and independent retailers, department stores and our Famous Footwear retail stores.  Suggested price points range from $25 for shoes to $200 for boots.  We have a long-term license agreement with Bayer HealthCare, LLC to sell Dr. Scholl’s, which is renewable through December 2026 for the United States and Canada and December 2017 for Latin America.

LifeStride:  For more than 70 years, LifeStride has created quality footwear for women who value style and comfort. Offering work-to-weekend styles, LifeStride is both versatile and comfortable for all-day wear.  LifeStride offers comfortable footwear that dresses up or down at the right value.  The brand is sold in national chains, our Famous Footwear retail stores, online and department stores at suggested retail price points ranging from $45 for shoes to $100 for boots.

Ryka: For over 25 years, Ryka has been innovating athletic footwear exclusively for women by providing women with more than just a downsized version of a men’s athletic shoe. The brand’s commitment goes beyond footwear design to include fitness and other apparel. The brand is distributed through department stores, national chains, online retailers and our Famous Footwear retail stores at suggested retail price points from $35 to $85.

Bzees: Bzees is the brand of women’s sporty footwear that energizes the mind and body from the feet up. Playful and versatile, Bzees delivers a weightless and energized feeling through its proprietary Cloud Technology system.  The brand is distributed through national chains, our retail stores, online retailers, department stores and Bzees.com at suggested retail price points from $59 to $129.

Contemporary Fashion
Sam Edelman: Since its inception in 2004, designer Sam Edelman’s brand has quickly emerged as a favorite among celebrities and fashionistas around the globe. Sam Edelman captures the imagination of women with on-trend styling and unique materials. Sam Edelman continues to expand its retail presence by opening additional stores. At the end of 2015, we operated six Sam Edelman stores in the United States, and expect to open six stores in 2016.  Sam Edelman footwear is sold primarily through department stores, independent retailers and online at suggested retail price points of $100 for shoes to $200 for boots.

Franco Sarto:  The Franco Sarto brand serves a loyal, career-focused consumer who is passionate about the brand’s modern Italian-inspired style, fit and quality. The brand is sold in major national chains, department stores and independent retailers at suggested retail price points from $79 for shoes to $275 for boots. We previously operated this brand under a license agreement which was to expire in 2019. In February 2014, we purchased the Franco Sarto trademarks for $65.0 million and terminated the license agreement, as further discussed in Note 9 to the consolidated financial statements.

Vince: The Vince women's shoe collection launched in the fall of 2012 and was expanded in 2014 to include the Vince men's footwear collection. Vince delivers contemporary casual footwear that sophisticated, modern women and men wear effortlessly, serving as a luxury staple in their shoe closet. The collection is distinguished by clean lines, rich fabrics and intricate details. The brand is primarily sold in premier department stores, online and independent retailers at suggested price points ranging from $225 for shoes to $495 for boots. We have a license agreement with Vince, LLC to sell Vince footwear that expires in December 2018.

Diane von Furstenberg: The Diane von Furstenberg (DVF) brand is a staple of American luxury design. The DVF collection exemplifies feminine, effortless and classic styles that are sold in more than 55 countries worldwide. Suggested price points range from $178 for shoes to $648 for boots. In December 2014, we entered into a license agreement with DVF Studio, LLC to produce and distribute the DVF women's shoe collection, which expires in December 2020, with an extension option through December 2023.

Via Spiga:  Via Spiga is named after the main street in one of the most famed shopping districts in Milan, Italy. For over 25 years, Via Spiga has maintained its rich Italian heritage through its use of luxurious materials and beautiful detailing, providing chic, sophisticated footwear for the cosmopolitan woman who wants to make a fashion statement every day. The brand is primarily sold in premier department stores, national chains and online at suggested retail price points from $150 for shoes to $595 for boots.

Fergie and Fergalicious by Fergie: We have created two namesake footwear lines in collaboration with entertainment superstar Fergie (Fergie Duhamel, formerly Stacy Ferguson) to fully capture the artist’s confident, individual style in a line of sophisticated, sexy footwear with a glam rock influence. The Fergie brand is currently being sold at department stores, boutiques, independent retailers and online at suggested retail price points of $70 for shoes to $225 for boots. Fergalicious by Fergie is available at Famous Footwear and other national chains at suggested retail price points of $45 for shoes to $100 for boots. We have a license agreement with Krystal Ball Productions to sell Fergie/Fergalicious footwear that expires in December 2016.

Carlos by Carlos Santana: The Carlos by Carlos Santana collection of women’s footwear is sold at major department stores, national chains, our Famous Footwear stores and online. Marketed under a license agreement with legendary musician Carlos Santana, this brand targets trend-conscious consumers with hot, fashionable shoes inspired by the passion and energy of Santana’s music. Suggested retail price points range from $80 for shoes to $225 for boots. We have a license agreement with Santana Tesoro, LLC to sell Carlos by Carlos Santana footwear that expires in December 2017 with extension options through December 2020.

George Brown: George Brown, the newest men's footwear brand in our portfolio, will debut in the fall of 2016.  The line takes inspiration from two key moments in George Brown’s legacy - the boots he built for the United States Army during World War I and his farming and hunting boots. The shoes are for the modern man who is now embracing the return of clean dressing. Suggested retail price points will range from $295 for shoes to $595 for boots, and will sell at traditional brick and mortar stores and online retailers as well as its own e-commerce site that is anticipated to launch in the summer of 2016.

Wholesale
Within our Brand Portfolio segment, footwear is distributed on a wholesale basis to over 1,700 retailers, including national chains, department stores, online retailers, mass merchandisers, independent retailers and catalogs throughout the United States and Canada, as well as approximately 65 other countries (including sales to our retail operations). Our most significant wholesale customers include Famous Footwear and many of the nation’s largest retailers including national chains such as DSW, TJX Corporation (including TJ Maxx and Marshalls), Nordstrom Rack and Ross; department stores such as Nordstrom, Macy’s, Bloomingdale's and Dillard's; online retailers such as Nordstrom.com, Zappos.com and Amazon; mass merchandisers such as Walmart and Target; and independent retailers such as QVC and Home Shopping Network. We also sell product to a variety of international retail customers and distributors. The loss of any one or more of our significant customers could have a material negative impact on our Brand Portfolio segment and the Company.

Our Brand Portfolio segment sold approximately 48 million pairs of shoes on a wholesale basis during 2015. We sell footwear to wholesale customers on both a landed and a first-cost basis. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. Landed sales generally carry a higher profit rate than first-cost sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership. To allow for the prompt shipment on reorders, we carry inventories of certain styles. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Many of these customers then import this product into the United States.

Products sold under license agreements accounted for approximately 27%, 26% and 38% of the sales of the Brand Portfolio segment in 2015, 2014 and 2013, respectively. Caleres also receives royalty revenues for licensing owned brands, including certain brands listed above, to third parties.

Retail
Our Brand Portfolio segment also includes retail stores for certain brands, including Naturalizer and Sam Edelman. The number of our Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2015	2014	2013
Naturalizer	159	169	174
Sam Edelman	6	2	1
Dr. Scholl’s	—	—	4
Total	165	171	179

At the end of 2015, we operated 74 Naturalizer stores in the United States (including a store in Guam) and 85 Naturalizer stores in Canada. Of the 159 Naturalizer stores, approximately 50% are concept stores located in regional malls, with a couple stores located in strip centers, and average approximately 1,200 square feet in size. The other 50% of stores are located in outlet malls and average approximately 2,300 square feet in size. Total Naturalizer store square footage at the end of 2015 was 280,000 compared to 297,000 in 2014. During 2016, we expect to open one Naturalizer store and close five stores. At the end of 2015 we operated six Sam Edelman stores. During 2016, we plan to open six Sam Edelman stores, as we expand our retail presence for this brand. Our four Dr. Scholl’s stores were closed in 2014, as we shifted our brand focus toward wholesale distribution and e-commerce sales.

In connection with our omni-channel approach to reach consumers, we also operate Naturalizer.com, Naturalizer.ca, Ryka.com, DrSchollsShoes.com, LifeStride.com, ViaSpiga.com, SamEdelman.com, CarlosShoes.com, Bzees.com and FergieShoes.com, which offer substantially the same product selection to consumers as we sell to our retail partners. Vince.com and DVF.com complement our distribution of those brands, and we have plans to begin selling product on FrancoSarto.com in the second quarter of 2016.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

Marketing
We continue to build on the recognition of our portfolio of brands to create differentiation and consumer loyalty. Our marketing teams are responsible for the development and implementation of marketing programs for each brand, both for us and for our retail partners. In 2015, we spent approximately $24.1 million in advertising and marketing support for our Brand Portfolio segment, including print, trade shows, consumer media advertising, production, digital marketing and social media, public relations and in-store displays and fixtures. The marketing teams are also responsible for driving the development of branding and content for our brand websites. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers. In 2015, the marketing teams were instrumental in the development and execution of new product launches, including branding, positioning and marketing to both the consumer and trade audiences. In 2016, we will continue to leverage relationships by strengthening business with our key customers and increase market share by targeting new growth areas.

Sourcing and Product Development Operations
Our sourcing and product development operations source and develop footwear for our Brand Portfolio segment and also a portion of the footwear sold by our Famous Footwear segment. We have sourcing and product development offices in China, Hong Kong, Vietnam, Italy, Macau, Ethiopia, St. Louis and New York.

Sourcing Operations
In 2015, the sourcing operations sourced approximately 47 million pairs of shoes through a global network of third-party independent footwear manufacturers. The majority of our footwear sourced is provided by approximately 60 manufacturers operating approximately 87 manufacturing facilities. In certain countries, we use agents to facilitate and manage the development, production and shipment of product. We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships. While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents. Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style. We have a leading lab testing facility in our Putian, China office, and we also perform quality control checks during production and before any footwear leaves the manufacturing facilities.

In 2015, approximately 76% of the footwear we sourced was from manufacturing facilities in China. The following table provides an overview of our foreign sourcing in 2015:

Country	Millions of Pairs
China	35.8
Vietnam	9.1
Ethiopia	0.8
Other	1.6
Total	47.3

Product Development Operations
In our Dongguan, China office, we operate a sample-making facility that allows us to have greater control over our product development in terms of accuracy, execution and time to market. We maintain design and product development teams for our brands in St. Louis, New York and China as well as other select fashion locations, including Italy. These teams, which include independent designers, are responsible for the creation and development of new product styles. Our designers monitor trends in fashion footwear and apparel and work closely with retailers to identify consumer footwear preferences. Our design teams create collections of footwear and work closely with our product development and sourcing offices to convert our designs into new footwear styles.

Our long-range plans include further expansion into new markets outside of China, developing more progressive processes to improve factory capacity and material planning, and continuing to understand ways to drive excellence in product value and execution in a continually evolving manufacturing landscape.

Backlog
At January 30, 2016, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $274.4 million compared to $284.6 million on January 31, 2015. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders, capacity shifts at foreign manufacturers and the volume of e-commerce drop ship orders that are received immediately rather than in advance. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

AVAILABLE INFORMATION
Our Internet address is www.caleres.com. Our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, through our Internet website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. You may access these SEC filings via the hyperlink to a third-party SEC filings website that we provide on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2016 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	60	Chief Executive Officer, President and Chairman of the Board of Directors
Richard M. Ausick	62	Division President – Famous Footwear
Daniel R. Friedman	55	Division President – Global Supply Chain
Kenneth H. Hannah	47	Senior Vice President and Chief Financial Officer
Douglas W. Koch	64	Senior Vice President and Chief Human Resources Officer
John W. Schmidt	55	Division President – Brand Portfolio
Mark A. Schmitt	52	Senior Vice President, Chief Information Officer, Logistics and Customer Care

The period of service of each officer in the positions listed and other business experience are set forth below.

Diane M. Sullivan, Chairman of the Board of Directors since February 2014. Chief Executive Officer and President since May 2011. President and Chief Operating Officer from March 2006 to May 2011. President from January 2004 to March 2006.

Richard M. Ausick, Division President – Famous Footwear since January 2010. Division President, Caleres Wholesale from July 2006 to January 2010. Senior Vice President and Chief Merchandising Officer of Famous Footwear from January 2002 to July 2006.

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

Douglas W. Koch, Senior Vice President and Chief Human Resources Officer since January 2016. Senior Vice President and Chief Talent and Strategy Officer from January 2011 to January 2016. Senior Vice President and Chief Talent Officer from May 2005 to January 2011. Senior Vice President, Human Resources from March 2002 to May 2005.

John W. Schmidt, Division President - Brand Portfolio since October 2015. Division President – Contemporary Fashion Brands from January 2011 to September 2015. Senior Vice President, Better and Image Brands from January 2010 to January 2011. Senior Vice President and General Manager, Better and Image Brands from March 2008 until January 2010. Various positions, including Vice President, President, Group President of Wholesale Footwear for Nine West Group from September 1998 to February 2008.

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
Worldwide economic conditions continue to be uncertain. Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including fiscal policy, changing tax and regulatory environment, interest rates, minimum wage rates, inflation, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions, and the economic consequences of military action or terrorist activities. Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. Negative trends in economic conditions could also drive up the cost of our products, which may require us to increase our product prices. These increases in our product costs, and possibly prices, may not be offset by comparable increases in consumer disposable income. As a result, our customers may choose to purchase fewer of our products or purchase the lower-priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.

If we are unable to anticipate and respond to consumer preferences and fashion trends and successfully apply new technology, we may not be able to maintain or increase our net sales and earnings.
The footwear industry is subject to rapidly changing consumer demands and fashion trends. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Accordingly, the success of both our wholesale and retail operations, including the expansion of our e-commerce business, depends largely on our ability to anticipate, understand and react to changing consumer demands and preferences. If we fail to successfully anticipate and respond to changes in consumer demand and fashion trends, develop new products and designs, and implement effective, responsive merchandising and marketing strategies and programs, we could experience lower sales, excess inventories and lower gross margins, any of which could have an adverse effect on our results of operations and financial condition.

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
We rely on foreign sourcing for our footwear products through third-party manufacturing facilities located outside the United States. As is common in the industry, we do not have any long-term contracts with our third-party foreign manufacturers. Foreign sourcing is subject to numerous risks, including trade relations, work stoppages, transportation delays (including delays at foreign and domestic ports) and costs (including customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions), political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict and changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act). At the same time, potential changes in manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

•	Manufacturing capacity may shift from footwear to other industries with manufacturing margins that are perceived to be higher.

•	Some footwear manufacturers may face labor shortages as workers seek better wages and working conditions in other industries and locations.

As a result of these risks, there can be no assurance that we will not experience reductions in available production capacity, increases in our manufacturing costs, late deliveries or terminations of our supplier relationships. Furthermore, these sourcing risks are compounded by the lack of diversification in the geographic location of our foreign sourcing and manufacturing. With the majority of our supply originating in China, a substantial portion of our supply could be at risk in the event of any significant negative development related to China.
Although we believe we could find alternative manufacturing sources for the products that we currently source from third-party manufacturing facilities in China or other countries, we may not be able to locate alternative manufacturers on terms as favorable as our current terms, including pricing, payment terms, manufacturing capacity, quality standards and lead times for delivery. In addition, there is substantial competition in the footwear industry for quality footwear manufacturers. Accordingly, our future results will partly depend on our ability to maintain positive working relationships with, and offer competitive terms to, our foreign manufacturers. If supply issues cause us to be unable to provide products consistent with our standards or manufacture our footwear in a cost and time efficient manner, our customers may cancel orders, refuse to accept deliveries or demand reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.
Our operating results depend on preparing accurate sales forecasts and properly managing our inventory levels.
Using sales forecasts, we place orders with manufacturers for some of our products prior to the time we receive all of our customers’ orders to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. At the retail level, we place orders for product many months in advance of our key selling seasons. Adverse economic conditions and rapidly changing consumer preferences can make it difficult for us and our retail customers to accurately forecast product trends in order to match production with demand. If we fail to accurately assess consumer fashion tastes and the impact of economic factors on consumer spending or to effectively differentiate our retail and wholesale offerings, our inventory levels may exceed customer demand, resulting in inventory write-downs, higher carrying costs, lower gross margins or the sale of excess inventory at discounted prices, which could significantly impact our financial results. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require in a timely manner, we may experience inventory shortages. Inventory shortages may delay shipments to customers (and possibly require us to offer discounts or costly expedited shipping), negatively impact retailer and distributor relationships, adversely impact our sales results and diminish brand awareness and loyalty.

A cybersecurity breach may adversely affect our sales and reputation.
We routinely possess sensitive consumer and associate information. We also provide certain customer and employee data to third parties for analysis, benefit distribution or compliance purposes. While we believe we have taken reasonable and appropriate steps to protect that information, hackers and data thieves operate sophisticated, large-scale attacks that could breach our information systems, despite ongoing security measures. In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data. Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

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
Our wholesale customers include national chains, department stores, online retailers, mass merchandisers, independent retailers and catalogs. Several of our customers operate multiple department store divisions. Furthermore, we often sell multiple types of branded, licensed and private-label footwear to these same customers. While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by a significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

In addition, with the growing trend toward retail trade consolidation, we and our wholesale customers increasingly depend upon a reduced number of key retailers whose bargaining strength is growing. This consolidation may result in the following adverse consequences:

•	Our wholesale customers may seek more favorable terms for their purchases of our products, which could limit our ability to raise prices, recoup cost increases or achieve our profit goals.

•	The number of stores that carry our products could decline, thereby exposing us to a greater concentration of accounts receivable risk and negatively impacting our brand visibility.

We also face the following risks with respect to our customers:

•	Our customers could develop in-house brands or use a higher mix of private-label footwear products, which would negatively impact our sales.

•
As we sell our products to customers and extend credit based on an evaluation of each customer’s financial condition, the financial difficulties of a customer could cause us to stop doing business with that customer, reduce our business with that customer or be unable to collect from that customer.

•	Since we transact primarily in United States dollars, our international customers could purchase from competitors who will transact business in their local currency.

•
If any of our major wholesale customers experiences a significant downturn in its business or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us.

•
Retailers are directly sourcing more of their products directly from foreign manufacturers and reducing their reliance on wholesalers, which could have a material adverse effect on our business and results of operations.

A disruption in the effective functioning of our distribution centers could adversely affect our ability to deliver inventory on a timely basis.
We currently use several distribution centers, which are leased or third-party managed. These distribution centers serve as the source of replenishment of inventory for our footwear stores and e-commerce websites operated by our Famous Footwear and Brand Portfolio segments and serve the wholesale operations of our Brand Portfolio segment. We may be unable to successfully manage, negotiate or renew our third-party distribution center agreements, or we may experience complications with respect to our distribution centers, such as substantial damage to, or destruction of, such facilities due to natural disasters or ineffective information technology systems. In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis.

Our success depends on our ability to retain senior management and recruit and retain other key associates.
Our success depends on our ability to attract, retain and motivate qualified management, administrative, product development and sales personnel to support existing operations and future growth. In addition, our ability to successfully integrate acquired businesses often depends on our ability to retain incumbent personnel, many of whom possess valuable institutional knowledge and operating experience. Competition for qualified personnel in the footwear industry is intense and we compete for these individuals with other companies that in many cases have superior financial and other resources. The loss of the services of any member of our senior management or key associates, the inability to attract and retain other qualified personnel or the inability to effectively transition positions could adversely affect the sales, design and production of our products as well as the implementation of our strategic initiatives.

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
We focus on doing business with those suppliers who share our commitment to responsible business practices and the principles set forth in our Production Code of Conduct (the “PCOC”). By requiring our suppliers to comply with the PCOC, we encourage our suppliers to promote best practices and work toward continual improvement throughout their production operations. The PCOC sets forth standards for working conditions and other matters, including compliance with applicable labor practices, workplace environment and compliance with laws. Although we promote ethical business practices, we do not control our suppliers or their labor practices. A failure by any of our suppliers to adhere to these standards or laws could cause us to incur additional costs for our products, could cause negative publicity and harm our business and reputation. We also require our suppliers to meet our standards for product safety, including compliance with applicable laws and standards with respect to safety issues, including lead content in paint. Failure by any of our suppliers to adhere to product safety standards could lead to a product recall, which may result in critical media coverage, harm our business and reputation, and cause us to incur additional costs.

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
Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. Purchases from two major branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively comprise approximately 23% and 13%, respectively, of sales for the Famous Footwear segment. As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms. While we believe our relationships with our current suppliers are good, the loss of any of our major suppliers or product developed exclusively for our Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions may adversely impact our suppliers. If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

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

Our quarterly sales and earnings may fluctuate, which may result in volatility in, or a decline in, our stock price.
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

As a result of these specific and other general factors, our operating results will vary from quarter to quarter and the results for any particular quarter may not be indicative of results for the full year. Any shortfall in sales or earnings from the levels expected by investors could cause a decrease in the trading price of our common stock.
Transitional challenges with business acquisitions or divestitures could result in the inability to achieve our strategic and operating goals.
Periodically, we pursue acquisitions of other companies or businesses and divestitures of businesses. In either case, we may not achieve our strategic and operating goals through such activity. For example, although we complete due diligence on acquisition candidates, the due diligence may not reveal all existing or potential problems. As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated liabilities. In addition, the acquired business may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire or launch such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively. Integration of new businesses may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities. In addition, divesting a business may impede progress toward strategic and operating goals. In connection with a divestiture, we may not successfully divest a business without substantial interruption, expense, delay or other operational or financial problems, which may adversely affect our financial condition and results of operations.

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

A significant portion of our Famous Footwear sales are dependent on our Famous Footwear loyalty program, Rewards, and any decrease in sales from Rewards could have a material adverse impact on our sales.
Rewards is a customer loyalty program that drives sales and traffic for the Famous Footwear segment. Rewards members earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, members are issued a savings certificate, which they may redeem for purchases at Famous Footwear. Approximately 74% of our fiscal 2015 sales within the Famous Footwear segment were generated by our Rewards members. If our Rewards members do not continue to shop at Famous Footwear, our sales may be adversely affected.

Our business, results of operations, financial condition and cash flows could be adversely affected by the failure of financial institutions to fulfill their commitments under our Credit Agreement.
The First Amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on December 18, 2019, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $600.0 million in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement provides for an increase at the Company's option by up to $150.0 million. If one or more of the financial institutions participating in the Credit Agreement were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution might not be available to us.

If we are unable to maintain our credit rating, our ability to access capital and interest rates may be negatively impacted.
The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Any negative ratings actions could constrain the capital available to us or our industry and could limit our access to long-term funding or cause such access to be available at a higher borrowing cost for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest expense will likely increase, which could adversely affect our financial condition and results of operations.

ITEM 1B	UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2	PROPERTIES
We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada and Guam and involve the operation of 1,211 shoe stores, including 94 in Canada. All store locations are leased, with approximately 51% of them having renewal options. The footwear sold through our domestic wholesale business is processed through third-party facilities in either Chino, California or Clifton, New Jersey.

The following table summarizes the general location and use of the Company's primary properties:

Location	Owned/Leased	Segment	Use

Clayton, Missouri	Owned	Famous Footwear, Brand Portfolio and Other	Principal executive, sales and administrative offices
United States, Canada and Guam	Leased	Famous Footwear and Brand Portfolio	Retail operations
Lebanon, Tennessee (1)	Leased	Famous Footwear	Distribution center
Bakersfield, California (2)	Leased	Famous Footwear	Distribution center
New York, New York	Leased	Brand Portfolio	Office space and showrooms
Bentonville, Arkansas	Leased	Brand Portfolio	Showrooms
Dallas, Texas	Leased	Brand Portfolio	Showrooms
Perth, Ontario	Owned	Brand Portfolio	Primary Canadian operations
Laval, Quebec	Leased	Brand Portfolio	Office space
China, Hong Kong, Vietnam, Ethiopia and Italy	Leased	Brand Portfolio	Office space
Dongguan, China	Leased	Brand Portfolio	Sample-making facility

(1)	This distribution center is approximately 540,000 square feet, up 210,000 square feet from 2014 due to the expansion and modernization of our distribution center.

(2)	This distribution center is approximately 350,000 square feet.

We also own a building in Denver, Colorado, which is leased to a third party; and undeveloped land in Colorado and New York. See Item 3, Legal Proceedings, for further discussion of certain of these properties.

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

During 2014, we signed a settlement agreement to resolve a putative class action lawsuit involving wage and hour claims in California for an amount not to exceed $1.5 million. In 2015, the court granted final approval of the settlement, pursuant to which the Company was required to pay $1.0 million in attorneys' fees, costs of administering the settlement and settlement payments to class members who submitted claims. All payments required under the settlement agreement were made in the fourth quarter of 2015 and this matter is fully resolved.

Refer to Note 17 to the consolidated financial statements for additional information related to the Redfield matter and other legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CAL.” As of January 30, 2016, we had approximately 3,807 shareholders of record. The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share for each fiscal quarter during 2015 and 2014.

	2015			2014
			Dividend			Dividend
	Low	High	Paid	Low	High	Paid
1st Quarter	$27.22	$33.33	$0.07	$22.30	$28.73	$0.07
2nd Quarter	28.91	33.83	0.07	23.14	29.65	0.07
3rd Quarter	27.90	33.73	0.07	25.30	32.31	0.07
4th Quarter	23.22	31.75	0.07	26.39	33.67	0.07

Restrictions on the Payment of Dividends
The First Amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) and the indenture governing our 6.25% senior notes due in 2023 (the “2023 Senior Notes”) limit the amount of dividends that can be declared and paid. However, we do not believe this limitation materially restricts the Board of Directors’ ability to declare or our ability to pay regular quarterly dividends to our common stockholders.

In addition to this limitation, the declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial condition, future prospects and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities
The following table represents issuer purchases of equity securities.

				Total Number of	Maximum Number
	Total Number			Shares Purchased	of Shares that May
	of Shares		Average Price	as Part of Publicly	Yet Be Purchased
Fiscal Period	Purchased		Paid per Share	Announced Program	Under the Program (1)
November 1, 2015 - November 28, 2015	823	(2)	$30.50	—	2,348,500
November 29, 2015 - January 2, 2016	25,985	(2)	$27.44	—	2,348,500
January 3, 2016 - January 30, 2016	6,557	(2)	$26.43	—	2,348,500
Total	33,365	(2)	$27.32	—	2,348,500

(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 151,500 shares were repurchased during the first quarter of 2015. Therefore, there were 2.3 million shares authorized to be repurchased under the program as of January 30, 2016. Repurchases of common stock are limited under our debt agreements, as further discussed in Note 10 to the consolidated financial statements.

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

Our fiscal year ends on the Saturday nearest to each January 31. Accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at January 29, 2011. The graph also assumes that all dividends were reinvested and that investments were held through January 30, 2016. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

*$100 invested on January 29, 2011 in stock or index, including reinvestment of dividends. Index calculated on month-end basis.

	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016
Caleres, Inc.	$100.00	$78.63	$142.15	$198.75	$240.64	$229.92
Peer Group	100.00	132.67	162.79	193.35	219.86	202.01
S&P© SmallCap 600 Stock Index	100.00	108.87	126.32	160.47	170.34	162.36

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report. Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks which can affect annual comparisons. Our 2015, 2014, 2013 and 2011 fiscal years each included 52 weeks, while our 2012 fiscal year included 53 weeks.

	2015	2014	2013	2012	2011
($ thousands, except per share amounts)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Operations:
Net sales	$2,577,430	$2,571,709	$2,513,113	$2,477,796	$2,434,766
Cost of goods sold	1,529,627	1,531,609	1,498,825	1,489,221	1,470,270
Gross profit	1,047,803	1,040,100	1,014,288	988,575	964,496
Selling and administrative expenses	912,696	910,682	909,749	891,666	910,293
Restructuring and other special charges, net	—	3,484	1,262	22,431	23,671
Impairment of assets held for sale	—	—	4,660	—	—
Operating earnings	135,107	125,934	98,617	74,478	30,532
Interest expense	(16,589)	(20,445)	(21,254)	(22,973)	(25,428)
Loss on early extinguishment of debt	(10,651)	(420)	—	—	(1,003)
Interest income	899	379	377	322	569
Gain on sale of subsidiary	—	4,679	—	—	—
Earnings before income taxes from continuing operations	108,766	110,127	77,740	51,827	4,670
Income tax (provision) benefit	(26,942)	(27,184)	(23,758)	(16,656)	1,421
Net earnings from continuing operations	81,824	82,943	53,982	35,171	6,091
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	—	—	(4,574)	(4,437)	4,334
Disposition/impairment of discontinued operations, net of tax	—	—	(11,512)	(3,530)	13,965
Net (loss) earnings from discontinued operations	—	—	(16,086)	(7,967)	18,299
Net earnings	81,824	82,943	37,896	27,204	24,390
Net earnings (loss) attributable to noncontrolling interests	345	93	(177)	(287)	(199)
Net earnings attributable to Caleres, Inc.	$81,479	$82,850	$38,073	$27,491	$24,589
Operations:
Return on net sales	3.2%	3.2%	1.5%	1.1%	1.0%
Return on beginning Caleres, Inc. shareholders' equity	15.1%	17.4%	9.0%	6.7%	5.9%
Return on average invested capital (1)	12.6%	11.6%	9.1%	6.5%	2.6%
Dividends paid	$12,253	$12,237	$12,105	$12,011	$12,076
Purchases of property and equipment	$73,479	$44,952	$43,968	$55,801	$27,857
Capitalized software	$7,735	$5,086	$5,235	$7,928	$10,707
Depreciation and amortization (2)	$52,606	$54,015	$57,842	$57,344	$61,449
Per Common Share:
Basic earnings (loss) per common share:
From continuing operations	$1.86	$1.90	$1.25	$0.83	$0.15
From discontinued operations	—	—	(0.37)	(0.19)	0.42
Basic earnings per common share attributable to Caleres, Inc. shareholders	1.86	1.90	0.88	0.64	0.57
Diluted earnings (loss) per common share:
From continuing operations	1.85	1.89	1.25	0.83	0.14
From discontinued operations	—	—	(0.37)	(0.19)	0.42
Diluted earnings per common share attributable to Caleres, Inc. shareholders	1.85	1.89	0.88	0.64	0.56
Dividends paid	0.28	0.28	0.28	0.28	0.28
Ending Caleres, Inc. shareholders’ equity	13.78	12.36	10.99	9.91	9.83

	2015	2014	2013	2012	2011
($ thousands, except per share amounts)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Financial Position:
Receivables, net	$153,664	$136,646	$129,217	$111,392	$130,485
Inventories, net	546,745	543,103	547,531	503,688	518,893
Working capital	484,766	420,609	420,735	306,781	231,514
Property and equipment, net	179,010	149,743	143,560	144,856	130,244
Total assets	1,303,323	1,214,327	1,146,340	1,170,332	1,227,476
Borrowings under our revolving credit agreement	—	—	7,000	105,000	201,000
Long-term debt	196,544	196,712	195,947	195,182	198,633
Caleres, Inc. shareholders’ equity	601,484	540,910	476,699	425,129	412,669
Average common shares outstanding – basic	42,455	42,071	41,356	40,659	41,126
Average common shares outstanding – diluted	42,656	42,274	41,653	40,794	41,668

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

(1)
Return on average invested capital is calculated by dividing operating earnings for the period, adjusted for income taxes at the applicable effective rate, by the average of each month-end invested capital balance during the year. Invested capital is defined as Caleres, Inc. shareholders’ equity plus long-term debt and borrowings under the Credit Agreement.

(2)
Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized software, intangibles and debt issuance costs and debt discount. The amortization of debt issuance costs and debt discount is reflected within interest expense in our consolidated statement of earnings and totaled $1.2 million in 2015, $2.4 million in 2014, $2.5 million in 2013, $2.6 million in 2012 and $2.3 million in 2011.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Business Overview
We are a global footwear company, with annual net sales of $2.6 billion whose shoes are worn by people of all ages, from all walks of life. Our mission is to continue to inspire people to feel better feet first. We offer the consumer a powerful portfolio of footwear stores and global footwear brands. As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points. We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels. A combination of talent acquisition, thoughtful planning and rigorous execution is key to our success in optimizing our business and portfolio of brands. Our business strategy is focused on continuing to evolve our portfolio of brands, driving profit growth to achieve our financial targets, investing in avenues of growth while refocusing our resources, and remaining consumer centric.

Famous Footwear
Our Famous Footwear segment includes our Famous Footwear stores as well as Famous.com. As further discussed in Note 2 to the consolidated financial statements, Shoes.com, which was previously included in our Famous Footwear segment, was sold in December of 2014. Famous Footwear is one of America’s leading family–branded footwear retailers with 1,046 stores at the end of 2015 and net sales of $1.6 billion in 2015. Our focus for the Famous Footwear segment is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion and athletic footwear at a great price, coupled with exclusive products and engaging marketing programs.

Brand Portfolio
Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns. The segment is comprised of the Naturalizer, Sam Edelman, Dr. Scholl's, Franco Sarto, LifeStride, Vince, Via Spiga, Ryka, Fergie, Carlos, Bzees, Diane von Furstenberg and George Brown brands. Through these brands, and brand families, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace. We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products. Our Brand Portfolio segment operates 165 retail stores in the United States, Canada and Guam, primarily for our Naturalizer brand. This segment also includes our e-commerce businesses that sell our branded footwear.

Financial Highlights
We continued to execute our strategic initiatives and deliver consistent, profitable and sustainable growth in 2015, with operating earnings of $135.1 million. The operating earnings increase of 7.3% was driven by our Famous Footwear segment, which also reported a higher gross profit rate of 44.9%, compared to 44.4% in 2014. Our Brand Portfolio segment reported an increase in net sales of 2.3%, reflecting strong performance from many of our brands.

The following is a summary of the financial highlights for 2015:

•
Consolidated net sales increased $5.7 million, or 0.2%, to $2,577.4 million in 2015, compared to $2,571.7 million last year. The growth was primarily driven by our Brand Portfolio segment, which reported a net sales increase of $22.3 million, partially offset by a decrease in our Famous Footwear segment, driven by the disposition of Shoes.com in 2014. Excluding Shoes.com, which contributed $45.7 million of net sales in 2014, our net sales were $51.4 million, or 2.0% higher than in 2014.

•	Consolidated operating earnings were $135.1 million in 2015, compared to $125.9 million last year.

•	Consolidated net earnings attributable to Caleres, Inc. were $81.5 million, or $1.85 per diluted share, in 2015, compared to $82.8 million, or $1.89 per diluted share, last year.

The following items should be considered in evaluating the comparability of our 2015 and 2014 results:

•
Loss on early extinguishment of debt – During 2015, we incurred a loss of $10.7 million ($6.5 million on an after-tax basis, or $0.15 per diluted share) related to the redemption of our senior notes due in 2019 prior to maturity, as further discussed in Note 10 to the consolidated financial statements. During 2014, we incurred a loss of $0.4 million reflecting the early extinguishment of our revolving credit agreement prior to maturity.

•
Sale of Shoes.com and related restructuring – During 2014, we sold our e-commerce subsidiary, Shoes.com, for a pre-tax gain of $4.7 million. In addition, we incurred related severance and other restructuring charges of $1.5 million in 2014. We also recognized tax benefits of $6.6 million associated with the disposition of Shoes.com. These tax benefits were driven in part by the utilization of operating and capital loss carryforwards that previously were not anticipated to be utilized, and therefore, fully reserved on our consolidated balance sheets. In total, the disposition of Shoes.com, inclusive of the related severance and other restructuring charges, improved net earnings by $9.8 million (or $0.23 per diluted share) in 2014. Refer to Note 2 to the consolidated financial statements for further discussion.

Our debt-to-capital ratio, as defined in the Liquidity and Capital Resources – Working Capital and Cash Flow section, improved to 24.6% as of January 30, 2016, compared to 26.6% at January 31, 2015, reflecting higher shareholders' equity due to the impact of our 2015 net earnings. Our current ratio, as defined in the Liquidity and Capital Resources – Working Capital and Cash Flow section, improved to 2.24 to 1 at January 30, 2016, from 2.14 to 1 at January 31, 2015.

Outlook for 2016
The challenging retail environment did not derail us from steady improvement towards our long-term financial goals. We are planning additional growth in 2016, as we expand our presence in markets with greater concentrations of highly valuable consumers. We expect same-store sales at Famous Footwear will grow in the low single-digit percentage range in 2016 and our Brand Portfolio net sales are expected to increase in the mid-single-digit percentage range.

Following are the consolidated results and the results by segment for 2015, 2014 and 2013:

CONSOLIDATED RESULTS
	2015		2014		2013
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,577.4	100.0%	$2,571.7	100.0%	$2,513.1	100.0%
Cost of goods sold	1,529.6	59.3%	1,531.6	59.6%	1,498.8	59.6%
Gross profit	1,047.8	40.7%	1,040.1	40.4%	1,014.3	40.4%
Selling and administrative expenses	912.7	35.4%	910.7	35.4%	909.7	36.2%
Restructuring and other special charges, net	—	—	3.5	0.1%	1.3	0.1%
Impairment of assets held for sale	—	—	—	—	4.7	0.2%
Operating earnings	135.1	5.2%	125.9	4.9%	98.6	3.9%
Interest expense	(16.5)	(0.6)%	(20.5)	(0.8)%	(21.3)	(0.8)%
Loss on early extinguishment of debt	(10.7)	(0.4)%	(0.4)	(0.0)%	—	—
Interest income	0.9	0.0%	0.4	0.0%	0.4	0.0%
Gain on sale of subsidiary	—	—	4.7	0.2%	—	—
Earnings before income taxes from continuing operations	108.8	4.2%	110.1	4.3%	77.7	3.1%
Income tax provision	(27.0)	(1.0)%	(27.2)	(1.1)%	(23.7)	(0.9)%
Net earnings from continuing operations	81.8	3.2%	82.9	3.2%	54.0	2.2%
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	—	(4.6)	(0.2)%
Disposition/impairment of discontinued operations, net of tax	—	—	—	—	(11.5)	(0.5)%
Net loss from discontinued operations	—	—	—	—	(16.1)	(0.7)%
Net earnings	81.8	3.2%	82.9	3.2%	37.9	1.5%
Net earnings (loss) attributable to noncontrolling interests	0.3	0.0%	0.1	0.0%	(0.2)	(0.0)%
Net earnings attributable to Caleres, Inc.	$81.5	3.2%	$82.8	3.2%	$38.1	1.5%

Net Sales
Net sales increased $5.7 million, or 0.2%, to $2,577.4 million in 2015, compared to $2,571.7 million last year, primarily driven by our Brand Portfolio segment, which reported a $22.3 million, or 2.3%, increase in net sales. The increase in net sales reflects strong performance from many of our brands. Our Brand Portfolio retail net sales were impacted by a lower Canadian dollar exchange rate, a lower store count and a 0.7% decrease in same-store sales. Our Famous Footwear segment reported a $16.6 million decrease in net sales, primarily driven by the disposition of Shoes.com in December of 2014, partially offset by a 1.9% increase in same-store sales at our retail stores. Excluding Shoes.com, which contributed $45.7 million of net sales in 2014, our Famous Footwear segment net sales were $29.1 million, or 1.9% higher than last year. Excluding Shoes.com, our consolidated net sales were $51.4 million, or 2.0% higher than last year.

Net sales increased $58.6 million, or 2.3%, to $2,571.7 million in 2014, compared to $2,513.1 million in 2013, primarily driven by our Brand Portfolio segment, which reported a $57.9 million, or 6.3%, increase in net sales. The increase reflects strong performance from many of our brands, despite a 3.6% decrease in same-store sales at our branded retail stores. Our Brand Portfolio net sales were also impacted by a lower store count and a lower Canadian dollar exchange rate. Our Famous Footwear segment reported a $0.7 million increase in net sales, reflecting a 1.5% increase in same-store sales at our Famous Footwear retail stores, partially offset by the disposition of Shoes.com and a lower store count.

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

Gross Profit
Gross profit increased $7.7 million, or 0.7%, to $1,047.8 million in 2015, compared to $1,040.1 million last year. As a percentage of net sales, our gross profit rate increased to 40.7% in 2015, compared to 40.4% in 2014, driven by our Famous Footwear segment, which reported a gross profit rate of 44.9% for 2015, compared to 44.4% in 2014 driven in part by the disposition of Shoes.com. Our Shoes.com business achieved lower margins than the rest of the Famous Footwear segment due to the higher expenses for freight and customer returns inherent in the e-commerce business. This impact was partially offset by a higher consolidated mix of wholesale versus retail sales. Gross profit rates on retail sales are higher than wholesale sales. In aggregate, retail and wholesale net sales were 66% and 34%, respectively, in 2015 compared to 67% and 33% in 2014.

Gross profit increased $25.8 million, or 2.5%, to $1,040.1 million in 2014, compared to $1,014.3 million in 2013. As a percentage of net sales, our gross profit rate remained consistent at 40.4%. The gross profit rate reflects improvement in both our Brand Portfolio and Famous Footwear segments, partially offset by a higher consolidated mix of wholesale versus retail sales and a lower volume of branded sales through our branded retail stores. In aggregate, retail and wholesale net sales were 67% and 33%, respectively, in 2014 compared to 70% and 30% in 2013.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $2.0 million, or 0.2%, to $912.7 million in 2015, compared to $910.7 million last year, driven by a $14.2 million increase in our Brand Portfolio segment expenses due to the expansion of several of our brands and a new warehouse service provider in China. This was partially offset by an $11.6 million decrease in unallocated corporate administrative and other costs due to lower pension expense, lower variable compensation expense for directors and certain employees and a gain on the sale of a vacant building at our Corporate headquarters. As a percentage of net sales, selling and administrative expenses were 35.4% in 2015, consistent with 2014.

Selling and administrative expenses increased $1.0 million, or 0.1%, to $910.7 million in 2014, compared to $909.7 million in 2013. As a percentage of net sales, selling and administrative expenses decreased to 35.4% in 2014 from 36.2% in 2013, reflecting better leveraging of our expense base over higher net sales.

Restructuring and Other Special Charges, Net
There were no restructuring and other special charges in 2015. Restructuring and other special charges, net increased $2.2 million to $3.5 million during 2014, compared to $1.3 million in 2013 as a result of costs of $1.9 million related to organizational changes in 2014 and charges of $1.5 million related to the disposition of Shoes.com, as further discussed in Note 4 to the consolidated financial statements. In addition, there were portfolio realignment costs incurred in 2013, with no corresponding costs in 2014. As a percentage of net sales, restructuring and other special charges, were 0.1% in 2014, consistent with 2013.

Impairment of Assets Held for Sale
There were no charges for impairment of assets held for sale in 2015 or 2014. In 2013, we sold certain of our supply chain and sourcing assets as part of our portfolio realignment efforts. In anticipation of the sale, we recognized an impairment charge of $4.7 million in 2013 to adjust the assets to their estimated fair value. Refer to Note 4 to the consolidated financial statements for additional information.

Operating Earnings
Operating earnings increased $9.2 million, or 7.3%, to $135.1 million in 2015, compared to $125.9 million last year, primarily driven by a higher gross profit rate. In addition, operating earnings benefited from the impact of no restructuring and other special charges in 2015, partially offset by higher selling and administrative expenses, as discussed above.

Operating earnings increased $27.3 million, or 27.7%, to $125.9 million in 2014, compared to $98.6 million in 2013, driven by higher sales and resulting gross profit. In addition, operating earnings in 2014 benefited from the impact of no impairment of assets held for sale in 2014, partially offset by higher restructuring and other special charges and higher selling and administrative expenses, as discussed above.

Interest Expense
Interest expense decreased $4.0 million, or 18.9%, to $16.5 million in 2015 compared to $20.5 million last year, and decreased $0.8 million, or 3.8%, in 2014 compared to $21.3 million in 2013. The decrease in 2015 reflects lower average borrowings under our revolving credit agreement and lower interest on our senior notes, as a result of the redemption of our senior notes due in 2019 and the issuance of senior notes due in 2023 reducing our interest rate from 7.125% to 6.25%, as further discussed in Liquidity and Capital Resources. The decrease in interest expense in 2014 was primarily due to lower average borrowings under our revolving credit agreement. In 2015, we capitalized interest of $0.3 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center, with no corresponding amounts capitalized in 2014 or 2013.

Loss on Early Extinguishment of Debt
During 2015, we incurred a loss of $10.7 million related to the redemption of our 2019 senior notes prior to maturity, as further discussed in Note 10 to the consolidated financial statements. During 2014, we incurred a loss of $0.4 million reflecting the early extinguishment of the former revolving credit agreement prior to maturity. We did not incur such costs in 2013.

Gain on Sale of Subsidiary
In 2014, we sold our e-commerce subsidiary, Shoes.com. We recognized a pre-tax gain upon on the sale of the subsidiary of $4.7 million, representing the difference in the net proceeds less costs to sell, as compared to the carrying value of the net assets. Refer to Note 2 to the consolidated financial statements for further discussion.

Income Tax Provision
Our consolidated effective tax rate on continuing operations was a provision of 24.8% in 2015 compared to 24.7% in 2014 and 30.6% in 2013. In 2015, 2014 and 2013, we recognized pre-tax earnings in both our domestic operations and foreign jurisdictions. Our consolidated effective tax rate is generally below the federal statutory rate of 35% because our foreign earnings are subject to lower statutory tax rates.
In 2014, our effective tax rate was impacted by several factors.  In connection with the disposition of Shoes.com, we recognized a pre-tax gain, net of related restructuring costs, of $3.1 million, while recognizing an associated tax benefit of $6.6 million.  This tax benefit was driven in part by the utilization of operating and capital loss carryforwards that were previously not anticipated to be utilized and were therefore fully reserved on our consolidated balance sheets.  In addition, we recognized a tax expense of $1.0 million related to a dividend received from an international subsidiary.  If the impacts of the Shoes.com disposition and the tax on the dividend had been excluded, our full fiscal year 2014 effective tax rate would have been 30.6%, consistent with 2013.

In 2015, our effective tax rate was impacted by several discrete tax benefits which totaled $5.1 million for the year.  These discrete tax benefits primarily reflected the utilization of operating loss, capital loss and other carryforwards that were previously not anticipated to be utilized and were therefore fully reserved on the consolidated balance sheet.  A portion of these carryforwards became utilizable upon conversion of our primary retail entity to an LLC early in 2015.  In addition, certain additional tax carryforwards were able to be utilized upon settlement of the tax attributes associated with the sale of our Shoes.com subsidiary.  If these discrete tax benefits had not been recognized, our full fiscal year 2015 effective tax rate would have been 29.5%, which is 1.1% lower than 2014, driven by a lower state tax rate and a higher mix of earnings in international jurisdictions.

Refer to Note 6 to the consolidated financial statements for additional information regarding our tax rates.

Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $81.8 million in 2015, compared to $82.9 million in 2014 and $54.0 million in 2013, as a result of the factors described above.

Net Loss from Discontinued Operations
Our discontinued operations in 2013 included the operations and sale of our Avia and Nevados brands acquired during the 2011 acquisition of American Sporting Goods Corporation, as well as the operations and impairment of our Vera Wang brand. During 2013, we sold the Avia and Nevados brands and reported a net loss from discontinued operations of $16.1 million. In conjunction with the sale, we recorded a net charge related to the impairment and disposition of those brands of $11.5 million, representing the difference in the fair value, less costs to sell, as compared to the carrying value of the net assets sold. During 2013, we also decided not to renew the Vera Wang license agreement and reflected the operations of this brand as discontinued operations. Refer to Note 2 to the consolidated financial statements for further discussion regarding discontinued operations.

Net Earnings Attributable to Caleres, Inc.
We reported net earnings attributable to Caleres, Inc. of $81.5 million in 2015, compared to $82.8 million last year and $38.1 million in 2013.

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

	2015		2014		2013
		Earnings Before		Earnings Before		Earnings Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$2,342.6	$68.2	$2,318.5	$70.8	$2,258.6	$40.9
Foreign	234.8	40.6	253.2	39.3	254.5	36.8
	$2,577.4	$108.8	$2,571.7	$110.1	$2,513.1	$77.7

The pre-tax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion in domestic earnings of the unallocated corporate administrative and other costs.

FAMOUS FOOTWEAR
	2015		2014		2013
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,572.7	100.0%	$1,589.3	100.0%	$1,588.6	100.0%
Cost of goods sold	866.0	55.1%	883.2	55.6%	887.4	55.9%
Gross profit	706.7	44.9%	706.1	44.4%	701.2	44.1%
Selling and administrative expenses	597.7	38.0%	600.7	37.7%	595.8	37.5%
Restructuring and other special charges, net	—	—	0.8	0.1%	—	—
Operating earnings	$109.0	6.9%	$104.6	6.6%	$105.4	6.6%

Key Metrics
Same-store sales % change (on a 52-week basis)	1.9%		1.5%		2.9%
Same-store sales $ change (on a 52-week basis)	$27.9		$22.4		$41.1
Sales change from 53rd week	$—		$—		$(19.1)
Sales change from new and closed stores, net (on a 52-week basis)	$2.9		$(6.1)		$(9.8)
Impact of changes in Canadian exchange rate on sales	$(1.7)		$(0.3)		$—
Sales change of Shoes.com (sold in December 2014)	$(45.7)		$(15.3)		$(6.8)

Sales per square foot, excluding e-commerce (on a 52-week basis)	$217		$215		$207
Square footage (thousands sq. ft.)	6,949		6,958		7,059

Stores opened	50		50		51
Stores closed	42		56		62
Ending stores	1,046		1,038		1,044

Net Sales
Net sales decreased $16.6 million to $1,572.7 million in 2015 compared to $1,589.3 million last year. During 2015, the decrease was primarily due to the disposition of Shoes.com, as further discussed in Note 2 to the consolidated financial statements, which contributed $45.7 million of net sales in 2014, partially offset by a 1.9%, or $27.9 million, increase in same-store sales. The same-store sales increase was driven by continued strength in key selling categories, including athletic shoes and booties, which drove our average retail prices higher. We also saw growth in our e-commerce sales as more customers shifted from visiting our stores to the more convenient online shopping experience. During 2015, we expanded our in-store fulfillment initiative to approximately 900 stores, which has reduced the average number of business days for shoes ordered online or in our Famous Footwear stores to be delivered to our customers. As a result of the same-store sales increase, sales per square foot, excluding e-commerce, increased 1.2% to $217, compared to $215 last year. Net sales were also impacted by a higher store count and a lower Canadian dollar exchange rate. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment's sales, with approximately 74% of our net sales to Rewards members in 2015, compared to 73% in 2014 and 70% in 2013.

Net sales increased $0.7 million to $1,589.3 million in 2014 compared to $1,588.6 million in 2013. During 2014, same-store sales increased 1.5%, or $22.4 million, reflecting an improved conversion rate and higher average retail prices, partially offset by a decrease in customer traffic. In addition, we saw strong growth from canvas and athletic shoes and boots. As a result of the same-store sales increases, sales per square foot, excluding e-commerce, increased 3.5% to $215, compared to $207 in 2013. Net sales of Shoes.com decreased $15.3 million, or 25.2%, to $45.7 million in 2014 compared to $61.0 million in 2013. The decrease was due, in part, to the disposal of this subsidiary in December 2014. Net sales were also impacted by a lower store count and a lower Canadian dollar exchange rate.

Gross Profit
Gross profit increased $0.6 million, or 0.1%, to $706.7 million in 2015 compared to $706.1 million last year due to a higher gross profit rate, partially offset by lower sales. As a percentage of net sales, our gross profit rate increased to 44.9% in 2015 compared to 44.4% last year. The increase in our gross profit rate reflects the disposition of Shoes.com late in 2014, and a continued shift in mix toward higher margin products. Our Shoes.com business achieved lower margins than the rest of the Famous Footwear segment due to the higher expenses for freight and customer returns inherent in the e-commerce business.

Gross profit increased $4.9 million, or 0.7%, to $706.1 million in 2014 compared to $701.2 million in 2013 due to higher net sales and gross profit rate. As a percentage of net sales, our gross profit rate increased to 44.4% in 2014 compared to 44.1% in 2013. The increase in our gross profit rate was driven by the above named factors.

Selling and Administrative Expenses
Selling and administrative expenses decreased $3.0 million, or 0.5%, to $597.7 million during 2015 compared to $600.7 million last year. The decrease was primarily attributable to lower expenses due to the disposition of Shoes.com in late 2014, partially offset by higher store rent and facilities costs and an increase in expected payouts under our cash and stock-based incentive plans. As a percentage of net sales, selling and administrative expenses increased to 38.0% in 2015 from 37.7% last year.

Selling and administrative expenses increased $4.9 million, or 0.8%, to $600.7 million during 2014 compared to $595.8 million in 2013. The increase was primarily attributable to higher store rent, depreciation expense and other facilities costs and higher variable store employee and benefit costs, partially offset by lower marketing expenses and a decrease in expected payouts under our cash and stock-based incentive plans. As a percentage of net sales, selling and administrative expenses increased to 37.7% in 2014 from 37.5% in 2013.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges of $0.8 million in 2014 related to the disposition of Shoes.com, as further discussed in Note 2 to the consolidated financial statements, with no corresponding costs in 2015 or 2013.

Operating Earnings
Operating earnings increased $4.4 million, or 4.3% to $109.0 million for 2015, compared to $104.6 million last year. As a percentage of net sales, our operating earnings increased to 6.9% for 2015, compared to 6.6% for 2014.

Operating earnings decreased $0.8 million, or 0.8%, to $104.6 million for 2014, compared to $105.4 million in 2013. As a percentage of net sales, our operating earnings of 6.6% were consistent with 2013.

BRAND PORTFOLIO
	2015		2014		2013
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,004.8	100.0%	$982.5	100.0%	$924.6	100.0%
Cost of goods sold	663.7	66.1%	648.5	66.0%	611.5	66.1%
Gross profit	341.1	33.9%	334.0	34.0%	313.1	33.9%
Selling and administrative expenses	274.5	27.3%	260.3	26.5%	267.3	29.0%
Restructuring and other special charges, net	—	—	0.3	0.0%	1.2	0.1%
Impairment of assets held for sale	—	—	—	—	4.7	0.5%
Operating earnings	$66.6	6.6%	$73.4	7.5%	$39.9	4.3%

Key Metrics
Wholesale/retail sales mix (%)	87%/13%		86%/14%		83%/17%
Change in wholesale net sales ($)	$32.5		$77.8		$38.9
Unfilled order position at year-end	$274.4		$284.6		$273.9

Same-store sales % change (on a 52-week basis)	(0.7)%		(3.6)%		1.6%
Same-store sales $ change (on a 52-week basis)	$(0.8)		$(4.8)		$2.2
Sales change from 53rd week	$—		$—		$(2.1)
Sales change from new and closed stores, net (on a 52-week basis)	$(1.8)		$(11.3)		$(6.6)
Impact of changes in Canadian exchange rate on retail sales	$(7.6)		$(3.8)		$(2.4)

Sales per square foot, excluding e-commerce (on a 52-week basis)	$343		$377		$397
Square footage (thousands sq. ft.)	294		302		319

Stores opened	7		7		11
Stores closed	13		15		54
Ending stores	165		171		179

Net Sales
Net sales increased $22.3 million, or 2.3%, to $1,004.8 million in 2015 compared to $982.5 million last year. The increase reflects strong performance from many of our brands, including Sam Edelman, LifeStride, Vince and Carlos, partially offset by decreases in our Naturalizer and Via Spiga brands. Net sales at our branded retail stores were impacted by a lower Canadian dollar exchange rate, a lower store count and a decline in same-store sales of 0.7%. We opened seven stores and closed 13 stores during 2015, resulting in a total of 165 stores at the end of 2015, compared to 171 stores at the end of last year. Sales per square foot, excluding e-commerce, decreased 8.9% to $343 compared to $377 last year. Our unfilled order position for our wholesale sales decreased $10.2 million, or 3.6%, to $274.4 million at the end of 2015, as compared to $284.6 million at the end of last year primarily due to declines in our Naturalizer, LifeStride and Dr. Scholl's brands, partially offset by an increase in our Franco Sarto brand. Though not significant to net sales for 2015, we recently launched our Diane von Furstenberg brand during the fourth quarter. We also are excited to launch our George Brown line of men's footwear in 2016.

Net sales increased $57.9 million, or 6.3%, to $982.5 million in 2014 compared to $924.6 million in 2013. The increase reflects strong performance from many of our brands, including Sam Edelman, Vince, Via Spiga and Franco Sarto, partially offset by a decrease in our Naturalizer brand. Our branded retail stores experienced a decline in same-store sales of 3.6%. In addition, our retail sales were impacted by lower store count and a lower Canadian dollar exchange rate. We opened seven stores and closed 15 stores during 2014, resulting in a total of 171 stores at the end of 2014 compared to 179 stores at the end of 2013. Sales per square foot, excluding e-commerce, decreased

5.1% to $377 compared to $397 in 2013. Our unfilled order position for our wholesale sales increased $10.7 million, or 3.9%, to $284.6 million at the end of 2014, as compared to $273.9 million at the end of 2013.

Gross Profit
Gross profit increased $7.1 million, or 2.1%, to $341.1 million in 2015 compared to $334.0 million last year driven by higher net sales, partially offset by a lower gross profit rate. Our gross profit rate decreased slightly to 33.9% in 2015 as compared to 34.0% last year primarily resulting from higher inventory markdowns to clear inventory at our branded retail stores and a lower mix of retail versus wholesale sales. Our retail operations have a higher gross profit rate than our wholesale business.

Gross profit increased $20.9 million, or 6.7%, to $334.0 million in 2014 compared to $313.1 million in 2013 reflecting higher sales and a higher gross profit rate. Our gross profit rate increased slightly to 34.0% in 2014 compared to 33.9% in 2013 primarily resulting from higher wholesale margins for many of our brands, including the impact of lower royalty expense from the acquisition of the Franco Sarto trademarks in the first quarter of 2014, and an improved sales mix of higher margin footwear, partially offset by higher inventory markdowns to clear inventory at our branded retail stores.

Selling and Administrative Expenses
Selling and administrative expenses increased $14.2 million, or 5.5%, to $274.5 million during 2015 compared to $260.3 million last year, primarily driven by additional costs associated with our new or expanded brands, including Sam Edelman, Vince Men's and Diane von Furstenberg, and higher expenses for a new warehouse service provider in China to distribute product to our international customers, partially offset by a decrease in anticipated payments under our cash-based incentive plans. As a percentage of net sales, selling and administrative expenses increased to 27.3% in 2015 from 26.5% last year, reflecting the above named factors.

Selling and administrative expenses decreased $7.0 million, or 2.6%, to $260.3 million during 2014 compared to $267.3 million in 2013, primarily due to lower warehouse expenses, our lower branded retail store count and a lower Canadian dollar exchange rate, partially offset by an increase in anticipated payments under our cash and stock-based incentive plans and higher marketing expenses. As a percentage of net sales, selling and administrative expenses decreased to 26.5% in 2014 from 29.0% in 2013, reflecting the above named factors.

Restructuring and Other Special Charges, Net
There were no restructuring and other special charges during 2015. Restructuring and other special charges decreased $0.9 million, or 77.3%, to $0.3 million in 2014, compared to $1.2 million in 2013 as a result of our portfolio realignment initiatives, which were substantially complete in early 2013. Refer to Notes 2 and 4 to the consolidated financial statements for additional information related to these charges.

Impairment of Assets Held for Sale
There were no charges for impairment of assets held for sale during 2015 or 2014. During 2013, we sold certain of our supply chain and sourcing assets. In conjunction with the sale, we recognized an impairment charge of $4.7 million, representing the difference between the fair value of the assets, less costs to sell, and the carrying value of the assets.

Operating Earnings
Operating earnings decreased $6.8 million, or 9.3%, to $66.6 million in 2015 compared to $73.4 million last year. The decrease was primarily driven by higher selling and administrative expenses and a lower gross profit rate, partially offset by higher net sales. As a percentage of net sales, operating earnings decreased to 6.6% in 2015 compared to 7.5% last year.

Operating earnings increased $33.5 million, or 83.9%, to $73.4 million in 2014, compared to $39.9 million in 2013. The increase was primarily driven by higher net sales and lower selling and administrative expenses. As a percentage of net sales, operating earnings increased to 7.5% in 2014 compared to 4.3% in 2013.

OTHER
The Other category includes unallocated corporate administrative and other costs and recoveries. Costs of $40.5 million, $52.1 million, and $46.7 million were incurred in 2015, 2014 and 2013, respectively.

The $11.6 million decrease in costs in 2015 compared to 2014 was primarily a result of the following factors:

•	Lower pension expense driven by plan provision changes which lowered our projected benefit obligation;

•	Lower expenses related to our variable compensation plans for our directors and certain employees with awards that utilize mark-to-market accounting based on the Company's closing stock price; and

•	A gain on sale of a vacant building at our corporate headquarters.

The $5.4 million increase in costs in 2014 compared to 2013 was primarily a result of higher anticipated payments under our cash and stock-based incentive plans and higher consulting fees.

RESTRUCTURING AND OTHER INITIATIVES
During 2014, we incurred costs associated with the disposal of Shoes.com of $1.5 million and costs of $1.9 million related to management changes at our corporate headquarters, with no corresponding costs in 2015 or 2013. During 2013, we recorded portfolio realignment initiative costs of $30.7 million, with no corresponding costs in 2015 or 2014. See the Financial Highlights section above and Note 2 and Note 4 to the consolidated financial statements for additional information related to these charges.

IMPACT OF INFLATION AND CHANGING PRICES
While we have felt the effects of inflation on our business and results of operations, it has not had a significant impact on our business over the last three years. Inflation can have a long-term impact on our business because increasing costs of materials and labor may impact our ability to maintain satisfactory profit rates. For example, our products are manufactured in other countries, and a decline in the value of the U.S. dollar and the impact of labor shortages in China or other countries may result in higher manufacturing costs. Similarly, any potential significant shortage of quantities or increases in the cost of the materials that are used in our manufacturing process, such as leather and other materials or resources, could have a material negative impact on our business and results of operations. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on consumer spending, in which case our net sales and profit rates could decrease. Moreover, increases in inflation may not be matched by increases in wages, which also could have a negative impact on consumer spending. If we incur increased costs that are unable to be recovered through price increases, or if consumer spending decreases generally, our business, results of operations, financial condition, and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we expect to pass on some portion of cost increases to our consumers and adjust our business model, as appropriate, to minimize the impact of higher costs. Further discussion of the potential impact of inflation and changing prices is included in Item 1A, Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	January 30, 2016	January 31, 2015	Increase (Decrease)
Long-term debt - 2023 Senior Notes	$196.5	$—	$196.5
Long-term debt - 2019 Senior Notes	—	196.7	(196.7)
Total debt	$196.5	$196.7	$(0.2)

Total debt obligations decreased $0.2 million, or 0.1%, to $196.5 million at the end of 2015 compared to $196.7 million at the end of last year. Interest expense in 2015 was $16.5 million compared to $20.5 million in 2014 and $21.3 million in 2013. The decrease in interest expense in 2015 reflects lower average borrowings under our revolving credit agreement and lower interest on our senior notes as a result of the redemption of our senior notes due in 2019 ("2019 Senior Notes") and the issuance of senior notes due in 2023 ("2023 Senior Notes") reducing our interest rate from 7.125% to 6.25%, as further described below. In addition, we capitalized $0.3 million of interest costs associated with the expansion and modernization of our Lebanon, Tennessee distribution center.

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

We were in compliance with all covenants and restrictions under the Credit Agreement as of January 30, 2016. Refer to further discussion regarding the Credit Agreement in Note 10 to the consolidated financial statements.

At January 30, 2016, we had no borrowings and $6.5 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $525.1 million at January 30, 2016.

$200 Million Senior Notes
On July 20, 2015, we commenced a cash tender offer for our 2019 Senior Notes. The tender offer expired on July 24, 2015 and $160.7 million aggregate principal amount of the 2019 Senior Notes were validly tendered. The remaining $39.3 million aggregate principal amount of 2019 Senior Notes was redeemed on August 26, 2015.

On July 27, 2015, we issued $200.0 million aggregate principal amount of our 2023 Senior Notes in a private placement.  On October 22, 2015, we commenced an offer to exchange our 2023 Senior Notes outstanding for substantially identical debt securities registered under the Securities Act of 1933. The exchange offer was completed on November 23, 2015 and did not affect the amount of our indebtedness outstanding. The net proceeds from the offering were approximately $196.3 million after deducting fees and expenses associated with the offering. We used the net proceeds, together with cash on hand, to redeem the outstanding 2019 Senior Notes.

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

The 2023 Senior Notes also contain certain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of January 30, 2016, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Loss on Early Extinguishment of Debt
During 2015 and 2014, we incurred losses on early extinguishment of debt of $10.7 million and $0.4 million, respectively, with no corresponding loss in 2013. The loss in 2015 represents the tender offer and call premiums, unamortized debt issuance costs, and original issue discount related to the 2019 Senior Notes. Of the $10.7 million loss on early extinguishment of debt in 2015, approximately $3.0 million was non-cash. The loss in 2014 represents the early extinguishment of the revolving credit agreement prior to maturity.

Working Capital and Cash Flow

	January 30, 2016	January 31, 2015	Increase (Decrease)
Working capital ($ millions) (1)	$484.8	$420.6	$64.2
Debt-to-capital ratio (2)	24.6%	26.6%	(2.0)%
Current ratio (3)	2.24:1	2.14:1

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)
Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

(3)	The current ratio has been computed by dividing total current assets by total current liabilities.

	2015	2014	Increase (Decrease) in Cash and Cash Equivalents
Net cash provided by operating activities	$149.2	$118.8	$30.4
Net cash used for investing activities	(73.8)	(112.0)	38.2
Net cash used for financing activities	(23.5)	(20.5)	(3.0)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(1.4)	0.2
Increase (decrease) in cash and cash equivalents	$50.7	$(15.1)	$65.8

Working capital at January 30, 2016, was $484.8 million, which was $64.2 million higher than at January 31, 2015. The increase in working capital reflects our strong 2015 financial performance, including net cash provided by operating activities, partially offset by cash used for both investing and financing activities. Working capital also reflects higher cash and cash equivalents, higher receivables, and an increase in the current income tax asset, partially offset by an increase in trade accounts payable. Our debt-to-capital ratio improved to 24.6% as of January 30, 2016, compared to 26.6% at January 31, 2015, primarily reflecting higher shareholders' equity due to the impact of our 2015 net earnings. Our current ratio improved to 2.24 to 1 at January 30, 2016, from 2.14 to 1 at January 31, 2015.

At January 30, 2016, we had $118.2 million of cash and cash equivalents. The majority of this balance represents the accumulated unremitted earnings of our foreign subsidiaries, which are considered indefinitely reinvested.  Refer to Note 6 to the consolidated financial statements for more information regarding our unremitted foreign earnings.

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $30.4 million higher in 2015 than last year, reflecting the following factors:

•	An increase in trade accounts payable in 2015 as compared to a decrease in 2014 due to the timing of inventory purchases and payments to vendors;

•	Higher net earnings (after consideration of non-cash items); and

•
A smaller increase in prepaid expenses and other current and noncurrent assets in 2015 as compared to 2014, reflecting a smaller increase in prepaid rent in 2015 than 2014 as a result of the timing of payments; partially offset by

•	A decrease in accrued expenses and other liabilities in 2015 as compared to an increase in 2014 driven by higher payments under our cash-based incentive plans in 2015.

Cash used for investing activities was $38.2 million lower in 2015 than last year, primarily due to the $65.1 million acquisition of the Franco Sarto trademarks in 2014 and the $7.4 million in proceeds from disposal of property and equipment related to the sale of a vacant building at our Corporate headquarters in 2015. These variances were partially offset by higher purchases of property and equipment in 2015, driven by the expansion and modernization of our distribution centers and leasehold improvements associated with the relocation of one of our leased office spaces in New York City. In 2016, we expect purchases of property and equipment and capitalized software of approximately $70 million, with an estimated $16 million allocated for continued expansion and modernization of our distribution centers.

Cash used for financing activities was $3.0 million higher in 2015 than last year, primarily due to an increase in common stock issued under share-based plans in 2015 and the acquisition of treasury stock in 2015, partially offset by a decrease in net repayments under the revolving credit agreement.

We paid dividends of $0.28 per share in each of 2015, 2014 and 2013. The 2015 dividends marked the 93rd year of consecutive quarterly dividends. On March 3, 2016, the Board of Directors declared a quarterly dividend of $0.07 per share, payable April 1, 2016, to shareholders of record on March 21, 2016, marking the 373rd consecutive quarterly dividend to be paid by the Company. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Revenue Recognition
Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax. Wholesale sales are recorded, net of returns, allowances and discounts, generally when the merchandise has been shipped and title and risk of loss have passed to the customer. Revenue for products sold that are shipped directly to an individual consumer is recognized upon delivery to the consumer. Reserves for projected merchandise returns, discounts and allowances are determined based on historical experience and current expectations. Revenue is recognized on license fees related to Company-owned brand-names, where the Company is the licensor, when the related sales of the licensee are made.

Inventories
Inventories are our most significant asset, representing approximately 42% of total assets at the end of 2015. We value inventories at the lower of cost or market with 95% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices. At our Famous Footwear segment, we recognize markdowns when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes the gross profit rate at our Famous Footwear segment to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At our Brand Portfolio segment, we generally provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross profit rate. We believe these policies reflect the difference in operating models between our Famous Footwear segment and our Brand Portfolio segment. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The Brand Portfolio segment generally relies on permanent price reductions to clear slower-moving inventory.

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

At January 30, 2016, we have net operating loss and other carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

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

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. We adopted the provisions of Accounting Standards Codification (“ASC”), Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired. If, after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the recorded value of the tangible and intangible assets of the reporting units. Goodwill is considered impaired if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit. An adjustment to goodwill is recorded for any goodwill determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized assets and liabilities of the reporting unit. For 2015, we elected to perform the optional qualitative assessment for the goodwill impairment test.

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

We determine our expense and obligations for retirement and other benefit plans based on assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors, such as turnover, retirement age and mortality, among others. Our assumptions reflect our historical experience and our best judgment regarding future expectations. Additional information related to our assumptions is as follows:

•
Expected long-term rate of return – The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each asset class. The weighted-average expected rate of return on plan assets used to determine our pension expense for 2015 was 8.25%. A decrease of 50 basis points in the weighted-average expected rate of return on plan assets would increase pension expense by approximately $1.9 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return, and the resulting gain or loss is deferred and recognized into the plans’ expense over time.

•
Discount rate – Discount rates used to measure the present value of our benefit obligations for our pension and other postretirement benefit plans are based on a hypothetical bond portfolio constructed from a subset of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The weighted-average discount rate selected to measure the present value of our benefit obligations under our pension and other postretirement benefit plans was 4.7% for each. A decrease of 50 basis points in the weighted-average discount rate would have increased the projected benefit obligation of the pension and other postretirement benefit plans by approximately $27.3 million and $0.1 million, respectively.

•
Mortality table – As of January 30, 2016, we are using the RP-2014 Bottom Quartile tables, projected using generational scale MP-2015, an updated projection scale issued by the Society of Actuaries in 2015, to estimate the actuarial gain or loss. Actuarial gains, related to the change in mortality tables, reduced the projected benefit obligation by approximately $7.9 million as of January 30, 2016.

Refer to Note 5 to the consolidated financial statements for additional information related to our retirement and other benefit plans.

Impact of Prospective Accounting Pronouncements
Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of January 30, 2016.

CONTRACTUAL OBLIGATIONS
The table below sets forth our significant future obligations by time period. Further information on certain of these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of January 30, 2016 include the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$200.0	$—	$—	$—	$200.0
Interest on long-term debt (1)	100.0	12.5	25.0	25.0	37.5
Operating lease commitments (2)	757.6	159.7	238.1	154.0	205.8
Minimum license commitments	24.9	10.0	12.5	2.4	—
Purchase obligations (3)	645.0	630.9	13.9	0.2	—
Other (4)	12.9	3.6	3.2	3.4	2.7
Total (5)	$1,740.4	$816.7	$292.7	$185.0	$446.0

(1)
Interest obligations have been reflected based on our $200.0 million principal value of 2023 Senior Notes at a fixed interest rate of 6.25% as of fiscal year ended January 30, 2016. Refer to Note 10 to the consolidated financial statements.

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

(5)
Excludes liabilities of $3.4 million, $1.7 million and $8.9 million for our non-qualified deferred compensation plan, deferred compensation plan for non-employee directors and restricted stock units for non-employee directors, respectively, due to the uncertain nature in timing of payments. Refer to Note 5, Note 13 and Note 15 to the consolidated financial statements.

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

INTEREST RATES
Our financing arrangements include outstanding variable rate debt under the Credit Agreement and $200.0 million in principal value of 2023 Senior Notes, which bear interest at a fixed rate of 6.25%. We had no borrowings under the Credit Agreement at January 30, 2016. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.

At January 30, 2016, the fair value of our long-term debt is estimated at approximately $196.0 million based upon the pricing of our 2023 Senior Notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $7.5 million for our long-term debt at January 30, 2016.

Information appearing under the caption Risk Management and Derivatives in Note 12 and Fair Value Measurements in Note 13 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of January 30, 2016. The effectiveness of our internal control over financial reporting as of January 30, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Caleres, Inc.

We have audited Caleres, Inc.’s (the Company’s) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Caleres, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Caleres, Inc. as of January 30, 2016 and January 31, 2015, and the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended January 30, 2016, and our report dated March 29, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Caleres, Inc.

We have audited the accompanying consolidated balance sheets of Caleres, Inc. (the Company) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended January 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caleres, Inc. at January 30, 2016 and January 31, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Caleres, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 29, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
March 29, 2016

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	January 30, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$118,151	$67,403
Receivables, net of allowances of $24,780 in 2015 and $25,393 in 2014	153,664	136,646
Inventories, net of adjustment to last-in, first-out cost of $4,094 in 2015 and $3,668 in 2014	546,745	543,103
Income taxes	11,146	620
Prepaid expenses and other current assets	45,359	42,376
Total current assets	875,065	790,148
Prepaid pension costs	64,890	73,324
Property and equipment, net	179,010	149,743
Deferred income taxes	1,847	7,704
Goodwill	13,954	13,954
Intangible assets, net	116,945	120,633
Other assets	51,612	58,821
Total assets	$1,303,323	$1,214,327

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$237,802	$215,921
Employee compensation and benefits	54,993	58,593
Income taxes	3,519	6,285
Other accrued expenses	93,985	88,740
Total current liabilities	390,299	369,539
Other liabilities:
Long-term debt	196,544	196,712
Deferred rent	46,506	39,742
Deferred income taxes	32,268	27,544
Other liabilities	35,234	39,168
Total other liabilities	310,552	303,166
Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 43,660,213 and 43,752,031 shares outstanding, net of 2,426,582 and 2,334,764 treasury shares in 2015 and 2014, respectively	437	437
Additional paid-in capital	138,881	138,957
Accumulated other comprehensive (loss) income	(5,864)	2,712
Retained earnings	468,030	398,804
Total Caleres, Inc. shareholders’ equity	601,484	540,910
Noncontrolling interests	988	712
Total equity	602,472	541,622
Total liabilities and equity	$1,303,323	$1,214,327
See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2015	2014	2013
Net sales	$2,577,430	$2,571,709	$2,513,113
Cost of goods sold	1,529,627	1,531,609	1,498,825
Gross profit	1,047,803	1,040,100	1,014,288
Selling and administrative expenses	912,696	910,682	909,749
Restructuring and other special charges, net	—	3,484	1,262
Impairment of assets held for sale	—	—	4,660
Operating earnings	135,107	125,934	98,617
Interest expense	(16,589)	(20,445)	(21,254)
Loss on early extinguishment of debt	(10,651)	(420)	—
Interest income	899	379	377
Gain on sale of subsidiary	—	4,679	—
Earnings before income taxes from continuing operations	108,766	110,127	77,740
Income tax provision	(26,942)	(27,184)	(23,758)
Net earnings from continuing operations	81,824	82,943	53,982
Discontinued operations:
Loss from discontinued operations, net of tax of $5,922 in 2013	—	—	(4,574)
Disposition/impairment of discontinued operations, net of tax of $0 in 2013	—	—	(11,512)
Net loss from discontinued operations	—	—	(16,086)
Net earnings	81,824	82,943	37,896
Net earnings (loss) attributable to noncontrolling interests	345	93	(177)
Net earnings attributable to Caleres, Inc.	$81,479	82,850	38,073

Basic earnings (loss) per common share:
From continuing operations	$1.86	$1.90	$1.25
From discontinued operations	—	—	(0.37)
Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.86	$1.90	$0.88

Diluted earnings (loss) per common share:
From continuing operations	$1.85	$1.89	$1.25
From discontinued operations	—	—	(0.37)
Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.85	$1.89	$0.88
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

($ thousands)	2015	2014	2013
Net earnings	$81,824	$82,943	$37,896
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(224)	(3,145)	(4,538)
Pension and other postretirement benefits adjustments	(8,589)	(10,349)	19,529
Derivative financial instruments	168	(514)	819
Other comprehensive (loss) income, net of tax	(8,645)	(14,008)	15,810
Comprehensive income	73,179	68,935	53,706
Comprehensive income (loss) attributable to noncontrolling interests	276	49	(109)
Comprehensive income attributable to Caleres, Inc.	$72,903	$68,886	$53,815
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2015	2014	2013
Operating Activities
Net earnings	$81,824	$82,943	$37,896
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	35,428	35,002	36,033
Amortization of capitalized software	12,323	12,662	13,047
Amortization of intangibles	3,688	3,951	6,249
Amortization of debt issuance costs and debt discount	1,167	2,400	2,513
Loss on early extinguishment of debt	10,651	420	—
Share-based compensation expense	7,491	6,190	5,567
Excess tax benefit related to share-based plans	(2,651)	(929)	(3,439)
(Gain) loss on disposal of property and equipment	(1,963)	1,610	1,697
Impairment charges for property and equipment	2,761	1,982	1,636
Impairment of assets held for sale	—	—	4,660
Disposition/impairment of discontinued operations	—	—	11,512
Net (gain) loss on sale of subsidiaries	—	(4,679)	576
Deferred rent	6,764	1,149	4,882
Deferred income taxes provision (benefit)	10,581	(3,416)	18,061
Provision for doubtful accounts	480	1,716	551
Changes in operating assets and liabilities:
Receivables	(17,438)	(9,175)	(17,570)
Inventories	(5,270)	(7,651)	(44,852)
Prepaid expenses and other current and noncurrent assets	(8,654)	(20,053)	3,798
Trade accounts payable	21,881	(8,204)	12,951
Accrued expenses and other liabilities	(1,865)	20,142	4,389
Income taxes	(10,308)	2,411	2,335
Other, net	2,262	341	1,540
Net cash provided by operating activities	149,152	118,812	104,032

Investing Activities
Purchases of property and equipment	(73,479)	(44,952)	(43,968)
Proceeds from disposal of property and equipment	7,433	—	—
Capitalized software	(7,735)	(5,086)	(5,235)
Acquisition of trademarks	—	(65,065)	—
Investment in nonconsolidated affiliate	—	(7,000)	—
Net proceeds from sale of subsidiaries, inclusive of note receivable	—	10,120	69,347
Net cash (used for) provided by investing activities	(73,781)	(111,983)	20,144

Financing Activities
Borrowings under revolving credit agreement	198,000	867,000	1,129,000
Repayments under revolving credit agreement	(198,000)	(874,000)	(1,227,000)
Proceeds from issuance of 2023 senior notes	200,000	—	—
Redemption of 2019 senior notes	(200,000)	—	—
Dividends paid	(12,253)	(12,237)	(12,105)
Debt issuance costs	(3,650)	(2,618)	—
Acquisition of treasury stock	(4,921)	—	—
Issuance of common stock under share-based plans, net	(5,297)	443	804
Excess tax benefit related to share-based plans	2,651	929	3,439
Contributions by noncontrolling interests	—	—	50
Net cash used for financing activities	(23,470)	(20,483)	(105,812)
Effect of exchange rate changes on cash and cash equivalents	(1,153)	(1,489)	(4,041)
Increase (decrease) in cash and cash equivalents	50,748	(15,143)	14,323
Cash and cash equivalents at beginning of year	67,403	82,546	68,223
Cash and cash equivalents at end of year	$118,151	$67,403	$82,546
See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Caleres, Inc. Shareholders’ Equity	Non-controlling Interests
	Common Stock
($ thousands, except number of shares and per share amounts)	Shares	Dollars						Total Equity
BALANCE FEBRUARY 2, 2013	42,896,363	$429	$121,593	$884	$302,223	$425,129	$772	$425,901
Net earnings					38,073	38,073	(177)	37,896
Foreign currency translation adjustment				(4,556)		(4,556)	18	(4,538)
Unrealized gain on derivative financial instruments, net of tax of $289				819		819		819
Pension and other postretirement benefits adjustments, net of tax of $12,319				19,529		19,529		19,529
Comprehensive income						53,865	(159)	53,706
Dividends ($0.28 per share)					(12,105)	(12,105)		(12,105)
Contributions by noncontrolling interests							50	50
Stock issued under employee and director benefit and restricted stock plans	481,916	5	799			804		804
Excess tax benefit related to share-based plans			3,439			3,439		3,439
Share-based compensation expense			$5,567			$5,567		$5,567
BALANCE FEBRUARY 1, 2014	43,378,279	$434	$131,398	$16,676	$328,191	$476,699	$663	$477,362
Net earnings					82,850	82,850	93	82,943
Foreign currency translation adjustment				(3,101)		(3,101)	(44)	(3,145)
Unrealized loss on derivative financial instruments, net of tax of $408				(514)		(514)		(514)
Pension and other postretirement benefits adjustments, net of tax of $6,494				(10,349)		(10,349)		(10,349)
Comprehensive income						68,886	49	68,935
Dividends ($0.28 per share)					(12,237)	(12,237)		(12,237)
Stock issued under employee and director benefit and restricted stock plans	373,752	3	440			443		443
Excess tax benefit related to share-based plans			929			929		929
Share-based compensation expense			6,190			6,190		6,190
BALANCE JANUARY 31, 2015	43,752,031	$437	$138,957	$2,712	$398,804	$540,910	$712	$541,622
Net earnings					81,479	81,479	345	81,824
Foreign currency translation adjustment				(155)		(155)	(69)	(224)
Unrealized gain on derivative financial instruments, net of tax of $170				168		168		168
Pension and other postretirement benefits adjustments, net of tax of $5,537				(8,589)		(8,589)		(8,589)
Comprehensive income						72,903	276	73,179
Dividends ($0.28 per share)					(12,253)	(12,253)		(12,253)
Acquisition of treasury stock	(151,500)	(2)	(4,919)			(4,921)		(4,921)
Stock issued under employee and director benefit and restricted stock plans	59,682	2	(5,299)			(5,297)		(5,297)
Excess tax benefit related to share-based plans			2,651			2,651		2,651
Share-based compensation expense			7,491			7,491		7,491
BALANCE JANUARY 30, 2016	43,660,213	$437	$138,881	$(5,864)	$468,030	$601,484	$988	$602,472

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Caleres, Inc., originally founded as Brown Shoe Company, Inc. in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler. In May 2015, the shareholders of Brown Shoe Company, Inc. approved a rebranding initiative that changed the name of the company to Caleres, Inc. (the "Company"). The Company’s shares are traded under the “CAL” symbol on the New York Stock Exchange.

The Company provides a broad offering of licensed, branded and private-label casual, dress and athletic footwear products to women, men and children. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,211 retail shoe stores in the United States, Canada and Guam primarily under the Famous Footwear and Naturalizer names. In addition, through its Brand Portfolio segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including national chains, department stores, online retailers, mass merchandisers, independent retailers and catalogs. In 2015, approximately 66% of the Company’s net sales were at retail, compared to 67% in 2014 and 70% in 2013. See Note 7 to the consolidated financial statements for additional information regarding the Company’s business segments.

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

Accounting Period
The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2015, 2014 and 2013 ended on January 30, 2016, January 31, 2015 and February 1, 2014, respectively, and each fiscal year included 52 weeks.

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

Receivables
The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability are further adjusted. The Company recognized a provision for doubtful accounts of $0.5 million in 2015, $1.7 million in 2014 and $0.6 million in 2013.

Customer allowances represent reserves against our wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances. We estimate the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of our major retail customers. Product returns and customer deductions are estimated using historical experience and anticipated future trends. Co-op advertising allowances are estimated based on customer agreements. The Company recognized a provision for customer allowances of $47.4 million in 2015, $46.9 million in 2014 and $45.1 million in 2013.

Customer discounts represent reserves against our accounts receivable for discounts that our wholesale customers may take based on meeting certain order, payment or return guidelines. We estimate the reserves needed for customer discounts based upon customer net sales and respective agreement terms. The Company recognized a provision for customer discounts of $2.6 million in 2015, $3.5 million in 2014 and $4.8 million in 2013.

Inventories
All inventories are valued at the lower of cost or market with 95% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $4.1 million and $3.7 million higher at January 30, 2016 and January 31, 2015, respectively. Substantially all inventory is finished goods. The Company's inventory balance includes $2.3 million and $1.9 million as of January 30, 2016 and January 31, 2015, respectively, of product subject to a consignment arrangement with wholesale customers.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold. Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $70.4 million, $71.1 million and $75.1 million in 2015, 2014 and 2013, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred. Such sourcing and procurement costs totaled $23.9 million, $20.8 million and $20.2 million in 2015, 2014 and 2013, respectively.

The Company applies judgment in valuing inventories by assessing the net realizable value of inventories based on current selling prices. At the Famous Footwear segment, markdowns are recognized when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes the gross profit rate at Famous Footwear to be lower than the initial markup during periods when permanent price reductions are taken to clear product. At our Brand Portfolio segment, markdown reserves generally reduce the carrying values of inventories to a level where, upon sale of the product, the Company will realize its normal gross profit rate. The Company believes these policies reflect the difference in operating models between the Famous Footwear and Brand Portfolio segments. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The Brand Portfolio segment relies on permanent price reductions to clear slower-moving inventory.

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

Computer Software Costs
The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $33.2 million and $37.9 million of computer software costs as of January 30, 2016 and January 31, 2015, respectively, which are net of accumulated amortization of $101.0 million and $90.1 million as of the end of the respective periods.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest Expense
Capitalized Interest
Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. In 2015, the Company capitalized interest of $0.3 million related to its expansion and modernization project at its Lebanon, Tennessee distribution center, with no corresponding amounts capitalized in 2014 or 2013.

Interest Expense
Interest expense includes interest for borrowings under both the Company’s short-term and long-term debt, net of amounts capitalized. Interest expense includes fees paid under the short-term revolving credit agreement for the unused portion of its line of credit. Interest expense also includes the amortization of deferred debt issuance costs and debt discount as well as the accretion of certain discounted noncurrent liabilities.

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company adopted the provisions of Accounting Standards Codification (“ASC”), Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired. If, after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. A fair value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the Company’s reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of goodwill is determined using an estimate of future cash flows of the reporting units and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expense, capital expenditures and working capital requirements are based on the Company's internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting units directly resulting from the use of its assets in its operations. Assumptions that market participants may use are also considered. Both the estimates of the fair value of the Company's reporting units and the allocation of the estimated fair value of the reporting units are based on the best information available to the Company's management as of the date of the assessment. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the recorded value of the tangible and intangible assets of the reporting units. Goodwill is considered impaired if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit.

The Company elected to perform the optional qualitative assessment for the goodwill impairment test as of the first day of the fourth quarter of 2015. The Company has two reporting units, Famous Footwear and Brand Portfolio. Based on the results of the most recent goodwill impairment qualitative assessment, the Company determined that it was more likely than not that the fair value of the reporting units exceeded the carrying value. As a result, the Company was not required to perform the discounted cash flow analysis. As of January 30, 2016, the goodwill allocated to the Brand Portfolio reporting unit was $14.0 million.

The Company performs impairment tests on its indefinite-lived intangible assets as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required. The indefinite-lived intangible asset impairment reviews performed as of the first day of the Company’s fourth fiscal quarter resulted in no impairment charges. Definite-lived intangible assets, other than goodwill, are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

Investment in Nonconsolidated Affiliate
The Company has an investment in a nonconsolidated affiliate that is accounted for using the cost method. The investment's carrying value of $7.0 million as of January 30, 2016 and January 31, 2015 is included in other assets on the consolidated balance sheets.  The Company monitors the investment for indicators that a decrease in investment value has occurred that is other than temporary. If the Company determined that a decline in the fair value of the investment below its carrying value is other than temporary, an impairment loss would be recognized.  As of January 30, 2016, there have been no impairment losses recognized on this investment.

Self-Insurance Reserves
The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry, and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on available information as of January 30, 2016, the Company believes it has provided adequate reserves for its self-insurance exposure. As of January 30, 2016 and January 31, 2015, self-insurance reserves were $9.7 million and $9.3 million, respectively.

Revenue Recognition
Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax. Wholesale sales are recorded, net of returns, allowances and discounts, generally when the merchandise has been shipped and title and risk of loss have passed to the customer. Revenue for products sold that are shipped directly to an individual consumer is recognized upon delivery to the consumer. Reserves for projected merchandise returns, discounts and allowances are determined based on historical experience and current expectations. Revenue is recognized on license fees related to Company-owned brand-names, where the Company is the licensor, when the related sales of the licensee are made.

Gift Cards
The Company sells gift cards to its consumers in its retail stores, through its Internet sites and at other retailers. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. The Company recognized $0.7 million of gift card breakage in 2015, $0.4 million in 2014, and $0.5 million in 2013.

Loyalty Program
The Company maintains a loyalty program (“Rewards”) at Famous Footwear, through which consumers earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, consumers are issued a savings certificate that may be redeemed for purchases at Famous Footwear. Savings certificates earned must be redeemed within stated expiration dates. In addition to the savings certificates, the Company also offers exclusive member discounts. The value of points and rewards earned by Famous Footwear’s Rewards program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates. Approximately 74% of net sales in the Famous Footwear segment were made to its Rewards members in 2015, compared to 73% in 2014 and 70% in 2013. As of January 30, 2016 and January 31, 2015, the Company had a Rewards program liability of $7.1 million and $7.2 million, respectively, which is included in other accrued expenses on the consolidated balance sheets.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable. After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores indicated as impaired are written down to fair value as calculated using a discounted cash flow method. The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $2.8 million in 2015, $2.0 million in 2014 and $1.6 million in 2013.

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

Total advertising and marketing expense was $78.4 million, $83.6 million and $82.2 million in 2015, 2014 and 2013, respectively. These costs were offset by co-op advertising allowances recovered by the Company’s retail business of $6.5 million, $6.2 million and $7.8 million in 2015, 2014 and 2013, respectively. Total co-op advertising costs reflected as a reduction of net sales were $9.7 million in 2015, $10.0 million in 2014 and $8.3 million in 2013. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $2.7 million and $2.6 million at January 30, 2016 and January 31, 2015, respectively.

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

Operating Leases
The Company leases its store premises and certain office locations, distribution centers and equipment under operating leases. Approximately one-half of the leases entered into by the Company include options that allow the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions.

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

Earnings Per Common Share Attributable to Caleres, Inc. Shareholders
The Company uses the two-class method to calculate basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. Unvested restricted stock awards are considered participating units because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. Under the two-class method, basic earnings per common share attributable to Caleres, Inc. shareholders is computed by dividing the net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share attributable to Caleres, Inc. shareholders is computed by dividing the net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares and potential dilutive securities outstanding during the year. Potential dilutive securities consist of outstanding stock options and contingently issuable shares for the Company's performance share awards. See Note 3 to the consolidated financial statements for additional information related to the calculation of earnings per common share attributable to Caleres, Inc. shareholders.

Comprehensive Income
Comprehensive income includes the effect of foreign currency translation adjustments, pension and other postretirement benefits adjustments and unrealized gains or losses from derivatives used for hedging activities.

Foreign Currency Translation Adjustment
For certain of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the period-end exchange rate or historical rates as appropriate. Consolidated statements of earnings amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive (loss) income in total Caleres, Inc. shareholders’ equity. Transaction gains and losses are included in the consolidated statements of earnings.

Pension and Other Postretirement Benefits Adjustments
The Company determines the expense and obligations for retirement and other benefit plans using assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors. The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive (loss) income in total Caleres, Inc. shareholders’ equity. The gain or loss is recognized into the plans’ expense over time. See additional information related to pension and other postretirement benefits in Note 5 and Note 14 to the consolidated financial statements.

Derivative Financial Instruments
The Company recognizes all derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and may enter into derivative transactions. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. See additional information related to derivative financial instruments in Note 12, Note 13 and Note 14 to the consolidated financial statements.

Business Combination Accounting

The Company allocates the purchase price of an acquired entity to the assets and liabilities acquired based upon their estimated fair values at the business combination date. The Company also identifies and estimates the fair values of intangible assets that should be recognized as assets apart from goodwill. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company has historically relied in part upon reports from third-party valuation specialists to assist in the estimation of fair values for intangible assets other than goodwill. The carrying values of acquired receivables and trade accounts payable have historically approximated their fair values at the business combination date. With respect to other acquired assets and liabilities, the Company uses all available information to make the best estimates of their fair values at the business combination date.

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

Share-Based Compensation
The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted stock options, restricted stock, and stock performance awards. Additionally, share-based grants may be made to non-employee members of the Board of Directors in the form of cash-equivalent restricted stock units (“RSUs”) at no cost to the non-employee member of the Board of Directors. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Stock options generally vest over four years, with 25% vesting annually, and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for restricted stock is based on the fair value of the restricted stock on the date of grant and is recognized on a straight-line basis generally over a four-year vesting period. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the respective term of the award, or individual vesting portion of an award. Expense for the initial grant of RSUs is recognized ratably over the one-year vesting period based upon the fair value of the RSUs, as remeasured at the end of each period. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 15 to the consolidated financial statements.

Impact of New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a direct deduction from the associated debt liability in the balance sheet, consistent with the presentation of debt discounts. The amortization of debt issuance costs will continue to be reported as interest expense in the statement of earnings. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, to clarify that debt issuance costs associated with a revolving line-of-credit arrangement may be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASUs are to be applied on a retrospective basis and reported as a change in accounting principle and are effective for fiscal years beginning after December 15, 2015. As permitted by the ASUs, the Company adopted ASU 2015-03 and ASU 2015-15 during the fourth quarter of 2015. The adoption of these ASUs did not affect the Company’s results of operations or cash flows, but it required the Company to reclassify its deferred financing costs associated with its senior notes from other assets to long-term debt on a retrospective basis. The Company's consolidated balance sheets included deferred financing costs of $3.5 million and $2.5 million as of January 30, 2016 and January 31, 2015, respectively, that were reclassed from other assets to long-term debt. The debt issuance costs associated with the Company's revolving credit agreement continue to be presented in other assets on the consolidated balance sheets.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present all deferred tax assets and liabilities as noncurrent on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-17 on a retrospective basis during the fourth quarter of 2015, resulting in a reclassification of $0.8 million and $0.7 million in current deferred tax assets as of January 30, 2016 and January 31, 2015, respectively, to noncurrent deferred tax assets and a reclassification of $32.5 million and $27.5 million in current deferred tax liabilities as of January 30, 2016 and January 31, 2015, respectively, to noncurrent deferred tax liabilities on the consolidated balance sheets.

Impact of Prospective Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.  The standard provides a five-step analysis of revenue transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.   In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, that resulted in a one year deferral of ASU 2014-09 for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by ASC 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with retrospective application to all periods presented. Early adoption is permitted. The Company will adopt ASU 2015-07 during the first quarter of fiscal 2016. As of January 30, 2016, the Company's pension plan assets included an alternative investment fund for which the fair value of $10.9 million was estimated using the net asset value.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value, simplifying the current guidance under which entities must measure inventory at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted.

Approximately 95% of the Company's consolidated inventory is measured using LIFO, which will remain unchanged upon the adoption of ASU 2015-11. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The ASU also eliminates the real-estate specific provisions in the current standard. For lessors, ASU 2016-02 modifies the classification criteria and the accounting for sales-type and direct financing leases. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements. Due to the large number of retail operating leases to which the Company is a party, the Company anticipates that the impact to its consolidated financial statements upon adoption in the first quarter of 2019 may be significant. However, the adoption of the ASU is not expected to trigger non-compliance with any covenant or other restriction under the provisions of any of the Company’s debt obligations.

2.    DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

Discontinued Operations
The Company’s discontinued operations include the prior operations of our Avia, Nevados, Etienne Aigner and Vera Wang brands. The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, Presentation of Financial Statements –Discontinued Operations. The Company had no discontinued operations in 2015 or 2014. In 2013, discontinued operations included net sales of $26.3 million and a loss before income taxes of $10.5 million. Discontinued operations also included a net loss on disposition/impairment of $11.5 million in 2013.

Avia and Nevados
The Company purchased Avia and Nevados on February 17, 2011 as part of its acquisition of American Sporting Goods Corporation. On May 14, 2013, Caleres International Corp. ("CI"), (formerly known as Brown Shoe International Corp.), the sole shareholder of American Sporting Goods Corporation, entered into and simultaneously closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, CI and Galaxy Brand Holdings, Inc. (“the Buyer”), pursuant to which the Buyer acquired all of the outstanding capital stock of American Sporting Goods Corporation from CI. Under the Stock Purchase Agreement, the Avia and Nevados businesses were sold and the Company retained certain other businesses. In connection with the transaction, American Sporting Goods Corporation sold inventory to a third party unaffiliated with the Buyer and distributed certain assets to CI. The aggregate purchase price for the stock of American Sporting Goods Corporation and the provision of transition services was $74.0 million, subject to working capital adjustments, minus the amount of the pre-closing cash dividend declared by American Sporting Goods Corporation and paid to CI, representing proceeds from American Sporting Goods Corporation's sale of inventory. In this document, “ASG” refers to the subsidiary disposed on May 14, 2013, including the Avia and Nevados brands and excluding other retained businesses.

The Company received $60.3 million in cash and a promissory note of $12.0 million at closing, from the sale of stock, the sale of inventory, and for the provision of transitional services, less working capital adjustments. The promissory note was due November 14, 2013, earned interest at a 3% annual rate, and was secured by a guarantee by American Sporting Goods Corporation and a lien on certain assets of ASG. In accordance with the terms of the promissory note, the Company received a payment of $12.2 million on November 14, 2013, representing the note principal and accrued interest. As a result of the sale of ASG, the Company recorded an impairment charge in the first quarter of 2013 of $12.6 million ($12.6 million after-tax, $0.30 per diluted share), representing the difference in the fair value less costs to sell as compared to the carrying value of the net assets to be sold. During the second quarter of 2013, the Company recognized a gain upon disposition of the ASG subsidiary of $1.0 million ($1.0 million after tax, $0.02 per diluted share). Avia and Nevados were previously included in the Brand Portfolio segment. Discontinued operations include net sales of $20.3 million and losses before income taxes of $1.6 million in 2013.

Vera Wang
During the first quarter of 2013, the Company decided not to renew the Vera Wang license agreement. The results of Vera Wang were previously included in the Brand Portfolio segment. Discontinued operations include net sales of $5.7 million and losses before income taxes of $1.9 million in 2013.

Etienne Aigner
During the second quarter of 2012, the Company terminated the Etienne Aigner license agreement due to a dispute with the licensor. On April 29, 2013, an agreement to resolve the dispute was reached, pursuant to which the Company paid Etienne Aigner $6.5 million. The results of Etienne Aigner were previously included in the Brand Portfolio segment. Discontinued operations included net sales of $0.3 million and losses before income taxes of $7.0 million in 2013.

Loss from discontinued operations for 2013 was as follows:

($ thousands)	2013
Net sales	$26,318
Cost of goods sold	19,927
Gross profit	6,391
Selling and administrative expenses	6,103
Restructuring and other special charges, net	10,768
Operating loss	(10,480)
Interest expense	16
Loss before income taxes from discontinued operations	(10,496)
Income tax benefit	5,922
Loss from discontinued operations, net of tax	$(4,574)

Other Dispositions
On December 12, 2014, Caleres Investment Company, Inc. ("CIC") (formerly known as Brown Shoe Investment Company, Inc.), the sole shareholder of Shoes.com, Inc., simultaneously entered into and closed a Stock Purchase Agreement by and among CIC and an affiliate of ShoeMe Technologies Limited ("the Purchaser"), pursuant to which the Purchaser acquired all of the outstanding capital stock, inventory and other assets of Shoes.com from CIC and the Company agreed to provide certain transition services. The aggregate purchase price of the sale was $15.0 million, subject to working capital and other adjustments. The Company received $4.4 million in cash and a $7.5 million face value secured convertible note ("convertible note") at closing. The convertible note requires installments over four years with the first principal payment of $1.25 million due on July 1, 2017 and quarterly installments of $0.6 million thereafter, plus accrued interest, until it matures on December 12, 2019. Interest accrues at an annual rate of 6% until December 11, 2016, 7% until December 11, 2017, 8% until December 11, 2018, and 9% until the maturity date. The principal and outstanding accrued interest is convertible into common stock of the Purchaser at a specified conversion price per share, at the Company's option, or automatically upon a qualified initial public offering ("IPO") by the Purchaser at the IPO price. The fair value of the convertible note of $7.1 million and $7.0 million at January 30, 2016 and January 31, 2015, respectively, is included in other assets on the consolidated balance sheets. The Company recognized interest income of $0.5 million in 2015 and an immaterial amount of interest in 2014.

After consideration of working capital adjustments and performance obligations related to our transition services, the net purchase price was $10.1 million. The Company recognized a pre-tax gain on the sale of the subsidiary of $4.7 million, representing the difference in the fair value of proceeds less costs to sell, as compared to the carrying value of the net assets. In response to the sale, the Company incurred restructuring and other special charges of $1.5 million, primarily for severance, to eliminate certain positions supporting the Company's e-commerce platforms as well as positions in other administrative functions.  These charges included $0.8 million within the Famous Footwear segment, $0.3 million within the Brand Portfolio segment and $0.4 million within the Other category. The Company recognized tax benefits of $6.6 million in 2014 associated with the disposition and an additional $1.7 million in 2015 upon settlement of the tax attributes associated with the disposition. These tax benefits were driven in part by the utilization of operating and capital loss carryforwards that previously were not anticipated to be utilized, and therefore, fully reserved on the Company's consolidated balance sheet.

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

3.    EARNINGS PER SHARE

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders:

(in $ thousands, except per share amounts)	2015	2014	2013

NUMERATOR
Net earnings from continuing operations	$81,824	$82,943	$53,982
Net (earnings) loss attributable to noncontrolling interests	(345)	(93)	177
Net earnings allocated to participating securities	(2,587)	(3,068)	(2,304)
Net earnings from continuing operations	78,892	79,782	51,855

Net loss from discontinued operations	—	—	(16,086)
Net loss allocated to participating securities	—	—	687
Net loss from discontinued operations	—	—	(15,399)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$78,892	$79,782	$36,456

DENOMINATOR
Denominator for basic continuing and discontinued earnings per common share attributable to Caleres, Inc. shareholders	42,455	42,071	41,356
Dilutive effect of share-based awards for continuing operations and discontinued operations	201	203	297
Denominator for diluted continuing and discontinued earnings per common share attributable to Caleres, Inc. shareholders	42,656	42,274	41,653

Basic earnings (loss) per common share:
From continuing operations	$1.86	$1.90	$1.25
From discontinued operations	—	—	(0.37)
Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.86	$1.90	$0.88

Diluted earnings (loss) per common share:
From continuing operations	$1.85	$1.89	$1.25
From discontinued operations	—	—	(0.37)
Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.85	$1.89	$0.88

Options to purchase 56,997, 64,497 and 86,247 shares of common stock in 2015, 2014 and 2013, respectively, were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be antidilutive.

4.    RESTRUCTURING AND OTHER INITIATIVES

Portfolio Realignment
The Company's portfolio realignment efforts included the sale of ASG, the sale and closure of certain sourcing and supply chain assets, closing or relocating numerous underperforming or poorly aligned retail stores, the termination of the Etienne Aigner license agreement, the election not to renew the Vera Wang license in accordance with agreement terms and other infrastructure changes. These portfolio realignment efforts began in 2011 and were completed in 2013. Expenses for these initiatives are reflected in both continuing operations and discontinued operations.

The following is a summary of the Company’s portfolio realignment expense for our continuing and discontinued operations for 2013:

	2013
($ millions, except per share data)	Pre-tax Expense	After-tax Expense	Loss Per Diluted Share
Continuing Operations
Business exits and cost reductions	$1.2	$0.8	$0.02
Non-cash impairments/dispositions	4.7	4.7	0.11
Total Continuing Operations	5.9	5.5	0.13
Discontinued Operations
Business exits and cost reductions	13.3	6.4	0.13
Non-cash impairments/dispositions	11.5	11.5	0.27
Total Discontinued Operations	24.8	17.9	0.40
Total	$30.7	$23.4	$0.53

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

The following is a summary of the charges and settlements by category of costs:

						Total by Classification
($ millions)	Employee	Markdowns and Royalty Shortfalls	Facility	Other	Total	Continuing Operations	Discontinued Operations
Reserve balance at February 2, 2013	$1.7	$0.2	$3.3	$0.3	$5.5	$5.3	$0.2
Additional charges in 2013	2.6	2.7	0.1	25.3	30.7	5.9	24.8
Amounts settled in 2013	(3.3)	(2.9)	(2.0)	(25.6)	(33.8)	(9.7)	(24.1)
Reserve balance at February 1, 2014	$1.0	$—	$1.4	$—	$2.4	$1.5	$0.9
Amounts settled in 2014	(0.9)	—	(0.4)	—	(1.3)	(0.4)	(0.9)
Reserve balance at January 31, 2015	$0.1	$—	$1.0	$—	$1.1	$1.1	$—
Amounts settled in 2015	(0.1)		(0.3)		(0.4)	(0.4)	—
Reserve balance at January 31, 2015	$—	$—	$0.7	$—	$0.7	$0.7	$—

Sale of Sourcing and Supply Chain Assets
On April 30, 2013, the Company entered into an agreement to sell certain of its supply chain and sourcing assets (“Sale Agreement”) for $9.0 million, including $1.5 million in cash and a $7.5 million promissory note, subject to working capital adjustments. The sale closed during the second quarter of 2013. In anticipation of this transaction, the Company recognized an impairment charge in the first quarter of 2013 of $4.7 million ($4.7 million after tax, or $0.11 per diluted share) to adjust the assets to their estimated fair value. The promissory note required installments over two years and accrued interest at 5%. In accordance with the terms of the promissory note, the final principal payment was received during the third quarter of 2015.

Organizational Change
During 2014, the Company incurred costs of $1.9 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) related to a management change at the corporate headquarters, with no corresponding charges in 2015 or 2013. These costs were recognized as restructuring and other special charges, net and included in the Other category.

Disposition of Shoes.com
As further discussed in Note 2 to the consolidated financial statements, in response to the sale of Shoes.com, the Company incurred restructuring and other special charges of $1.5 million in 2014. The restructuring reserve of $1.5 million as of January 31, 2015 was included in employee compensation and benefits on the consolidated balance sheets, with no corresponding reserve as of January 30, 2016.

5.    RETIREMENT AND OTHER BENEFIT PLANS

The Company sponsors pension plans in both the United States and Canada. The Company’s domestic pension plans cover substantially all United States employees. Under the domestic plans, salaried, management and certain hourly employees’ pension benefits are based on a two-rate formula applied to each year of service. Participants receive the larger of the accrued benefit as of December 31, 2015 (based on service commencing at the date of hire and a 35-year service cap and an average annual salary for the five highest consecutive years during the last 10 year period) and the benefit calculated under the current plan provisions using pay and service from the date of hire. Generally, under the current plan provisions, a participant receives credit for one year of service for each 365 days of employment as an eligible employee with the Company commencing after the employee's date of participation in the plan, up to 30 years. A service credit of 0.825% is applied to that portion of the average annual salary for the last 10 years that does not exceed “covered compensation,” which is the 35-year average compensation subject to FICA tax based on a participant’s year of birth, and a service credit of 1.425% is applied to that portion of the average salary during those 10 years that exceeds said level.

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

In addition to providing pension benefits, the Company sponsors unfunded defined benefit postretirement life insurance plans that cover both salaried and hourly employees who became eligible for benefits by January 1, 1995. The life insurance plans provide coverage of up to $20 thousand dollars for qualifying retired employees.

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2015	2014	2015	2014
Benefit obligation at beginning of year	$362,340	$279,964	$1,512	$1,119
Service cost	12,639	9,650	—	—
Interest cost	14,321	14,230	56	49
Plan participants’ contribution	11	12	9	4
Plan amendments	91	(11,671)	—	—
Actuarial (gain) loss	(49,318)	83,105	(31)	483
Benefits paid	(13,490)	(11,814)	(135)	(143)
Curtailments	(120)	—	—	—
Foreign exchange rate changes	(397)	(1,136)	—	—
Benefit obligation at end of year	$326,077	$362,340	$1,411	$1,512

The accumulated benefit obligation for the United States pension plans was $311.6 million and $342.6 million as of January 30, 2016 and January 31, 2015, respectively. The accumulated benefit obligation for the Canadian pension plans was $3.5 million and $4.3 million as of January 30, 2016 and January 31, 2015, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2015	2014	2015	2014
Discount rate	4.70%	3.90%	4.70%	3.90%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

As of January 30, 2016, the Company is using the RP-2014 Bottom Quartile tables, projected using generational scale MP-2015, an updated projection scale issued by the Society of Actuaries in 2015, to estimate the actuarial gain or loss. Actuarial gains, related to the change in mortality tables, reduced the projected benefit obligation by approximately $7.9 million as of January 30, 2016.

During 2014, the Company announced amendments to the domestic qualified pension plan and the SERP, including certain changes to eligibility and service period requirements as well as changes to the benefit formula, including the calculation of participants' final average compensation.  Certain changes became effective in January 2015, while other changes became effective in January 2016. These plan amendments increased the pension liability by $0.1 million as of January 30, 2016 and decreased the pension liability by $11.7 million as of January 31, 2015.

Plan Assets
Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”). The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations. This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy. The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments. The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines. The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The target allocations for plan assets for 2015 were 70% equities and 30% debt securities. Allocations may change periodically based upon changing market conditions. Equities did not include any Company stock at January 30, 2016 or January 31, 2015.

Assets of the Canadian pension plans, which total approximately $4.0 million at January 30, 2016, were invested 61% in equity funds, 36% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of January 30, 2016 or January 31, 2015.

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

•
The alternative investment fund, with a fair value of $10.9 million and $10.7 million as of January 30, 2016 and January 31, 2015, respectively, is an investment in a pool of long-duration domestic investment grade assets. This investment is valued at fair value based on vendor-quoted pricing for which inputs are observable and can be corroborated and therefore, are classified within Level 2 of the fair value hierarchy.

•
The unallocated insurance contract is valued at contract value, which approximates fair value; therefore, this contract is classified within Level 3 of the fair value hierarchy. The unallocated insurance contract fair value was $0.1 million as of both January 30, 2016 and January 31, 2015.

The fair values of the Company’s pension plan assets at January 30, 2016 by asset category are as follows:

		Fair Value Measurements at January 30, 2016
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$42,881	$42,881	$—	$—
U.S. government securities	129,846	129,846	—	—
Mutual fund	27,662	27,662	—	—
Corporate stocks – common	171,898	171,898	—	—
Preferred securities	657	657	—	—
S&P 500 Index options	1,742	1,742	—	—
Interest rate swap agreements	(6,028)	—	(6,028)	—
Alternative investment fund	10,901	—	10,901	—
Unallocated insurance contract	79	—	—	79
Total	$379,638	374,686	$4,873	$79

The fair values of the Company’s pension plan assets at January 31, 2015 by asset category are as follows:

		Fair Value Measurements at January 31, 2015
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$95,560	$95,560	$—	$—
U.S. government securities	84,141	84,141	—	—
Mutual fund	29,240	29,240	—	—
Corporate stocks – common	184,486	184,486	—	—
S&P 500 Index options	11,731	11,731	—	—
Preferred securities	286	286	—	—
Interest rate swap agreements	7,268	—	7,268	—
Alternative investment fund	10,733	—	10,733	—
Unallocated insurance contract	89	—	—	89
Total	$423,534	$405,444	$18,001	$89

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$423,534	$356,320	$—	$—
Actual return on plan assets	(30,091)	79,986	—	—
Employer contributions	90	206	126	139
Plan participants’ contributions	11	12	9	4
Benefits paid	(13,490)	(11,814)	(135)	(143)
Foreign exchange rate changes	(416)	(1,176)	—	—
Fair value of plan assets at end of year	$379,638	$423,534	$—	$—

Funded Status
The over-funded status as of January 30, 2016 and January 31, 2015 for pension benefits was $53.6 million and $61.2 million, respectively. The under-funded status as of January 30, 2016 and January 31, 2015 for other postretirement benefits was $1.4 million and $1.5 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2015	2014	2015	2014
Prepaid pension costs (noncurrent assets)	$64,890	$73,324	$—	$—
Accrued benefit liabilities (current liability)	(3,512)	(2,675)	(141)	(142)
Accrued benefit liabilities (noncurrent liability)	(7,817)	(9,455)	(1,270)	(1,370)
Net amount recognized at end of year	$53,561	$61,194	$(1,411)	$(1,512)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets

($ thousands)	2015	2014	2015	2014
End of Year
Projected benefit obligation	$11,326	$12,130	$11,326	$12,130
Accumulated benefit obligation	10,747	10,770	10,747	10,770
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive (loss) income that have not yet been recognized as components of net periodic benefit (income) cost at January 30, 2016 and January 31, 2015, and the expected amortization of the January 30, 2016 amounts as components of net periodic benefit (income) cost for fiscal year 2016 are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2015	2014	2015	2014
Components of accumulated other comprehensive (loss) income, net of tax:
Net actuarial loss (gain)	$11,976	$4,872	$(947)	$(1,068)
Net prior service (credit) cost	(5,673)	(7,037)	—	—
	$6,303	$(2,165)	$(947)	$(1,068)

	Pension Benefits	Other Postretirement Benefits
($ thousands)	2016	2016
Expected amortization, net of tax:
Amortization of net actuarial loss (gain)	$590	$(217)
Amortization of net prior service cost	(2,090)	—
	$(1,500)	$(217)

Net Periodic Benefit (Income) Cost
Net periodic benefit (income) cost for 2015, 2014 and 2013 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2015	2014	2013	2015	2014	2013
Service cost	$12,639	$9,650	$10,638	$—	$—	$—
Interest cost	14,321	14,230	13,241	56	49	55
Expected return on assets	(31,682)	(24,757)	(24,773)	—	—	—
Amortization of:
Actuarial loss (gain)	604	201	954	(220)	(432)	(351)
Prior service (credit) cost	(1,906)	27	13	—	—	—
Curtailments	(184)	—	—	—	—	—
Total net periodic benefit (income) cost	$(6,208)	$(649)	$73	$(164)	$(383)	$(296)

Weighted-average assumptions used to determine net periodic benefit (income) cost:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	3.90%	5.00%	4.50%	3.90%	5.00%	4.50%
Rate of compensation increase	3.00%	3.00%	3.50%	N/A	N/A	N/A
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A

The net actuarial loss (gain) subject to amortization is amortized on a straight-line basis over the average future service of active plan participants as of the measurement date. The prior service (credit) cost is amortized on a straight-line basis over the average future service of active plan participants benefiting under the plan at the time of each plan amendment.

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

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plan	SERP	Total	Other Postretirement Benefits
Employer Contributions
2016 expected contributions to plan trusts	$101	$—	$101	$—
2016 expected contributions to plan participants	—	3,510	3,510	141
Expected Benefit Payments
2016	$11,440	$3,510	$14,950	$141
2017	12,207	1,174	13,381	132
2018	12,995	1,778	14,773	123
2019	13,744	945	14,689	114
2020	14,461	2,211	16,672	106
2021 – 2025	81,154	2,276	83,430	404

Defined Contribution Plans
The Company’s domestic defined contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus. The Company’s expense for this plan was $3.6 million in 2015, $3.0 million in 2014, and $3.4 million in 2013.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.2 million in 2015, 2014 and 2013.

Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan of $3.4 million and $2.9 million as of January 30, 2016 and January 31, 2015, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets. The assets held by the trust of $3.4 million as of January 30, 2016 and $2.9 million as of January 31, 2015 are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $1.7 million as of January 30, 2016 and $2.1 million as of January 31, 2015 are based on 56,629 and 67,488 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

6.    INCOME TAXES

The components of earnings before income taxes from continuing operations consisted of domestic earnings before income taxes from continuing operations of $68.2 million, $70.8 million and $40.9 million in 2015, 2014 and 2013, respectively, and foreign earnings before income taxes from continuing operations of $40.6 million, $39.3 million and $36.8 million in 2015, 2014 and 2013, respectively. In addition to the income tax expense associated with continuing operations, we also recorded income tax benefits associated with the loss from discontinued operations of $5.9 million in 2013.

The components of income tax provision (benefit) on earnings from continuing operations were as follows:

($ thousands)	2015	2014	2013
Federal
Current	$9,530	$27,311	$14,621
Deferred	11,202	(9,502)	260
	20,732	17,809	14,881
State
Current	497	5,501	5,770
Deferred	1,176	(642)	(1,210)
	1,673	4,859	4,560
Foreign	4,537	4,516	4,317
Total income tax provision	$26,942	$27,184	$23,758

The Company made federal, state and foreign tax payments, net of refunds, of $22.1 million, $20.1 million and $5.0 million in 2015, 2014 and 2013, respectively.

The differences between the income tax provision reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 35% were as follows:

($ thousands)	2015	2014	2013
Income taxes at statutory rate	$38,068	$38,544	$27,208
State income taxes, net of federal tax benefit	2,481	3,159	2,964
Foreign earnings taxed at lower rates	(9,491)	(8,882)	(8,090)
Non-deductibility of impairment of assets held for sale	—	—	1,631
Tax on international subsidiary dividend	—	1,040	—
Disposal and settlement of Shoes.com	(1,701)	(7,428)	—
Valuation allowance release on state loss carryforwards	(1,635)	—	—
Valuation allowance release on other tax carryforwards	(1,367)	—	—
Other	587	751	45
Total income tax provision	$26,942	$27,184	$23,758

In 2015, the Company's effective tax rate was impacted by several discrete tax benefits which totaled $5.1 million for the year. These discrete tax benefits primarily reflected the utilization of operating loss, capital loss and other carryforwards that were previously not anticipated to be utilized and were therefore fully reserved on the consolidated balance sheet. A portion of these carryforwards became utilizable upon conversion of the Company's primary retail entity to an LLC early in 2015. In addition, certain additional tax carryforwards were able to be utilized upon settlement of negotiations related to the tax attributes associated with the sale of our Shoes.com subsidiary. If these discrete tax benefits had not been recognized, the Company's full fiscal year 2015 effective tax rate would have been 29.5%, which is 1.1% lower than 2014, driven by a lower state tax rate and a higher mix of earnings in international jurisdictions.

The other category of income tax provision principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes and adjustments in the amounts of deferred tax assets that are anticipated to be realized.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 30, 2016	January 31, 2015
Deferred Tax Assets
Employee benefits, compensation and insurance	$24,740	$26,430
Accrued expenses	16,118	16,539
Postretirement and postemployment benefit plans	721	862
Deferred rent	7,269	6,285
Accounts receivable reserves	7,946	7,563
Net operating loss (“NOL”) carryforward/carryback	7,943	9,483
Capital loss carryforward	2,368	5,188
Foreign tax credit carryforward	—	1,098
Inventory capitalization and inventory reserves	1,620	1,683
Intangible assets	—	4,865
Depreciation	630	3,957
Other	1,346	1,907
Total deferred tax assets, before valuation allowance	70,701	85,860
Valuation allowance	(6,544)	(11,514)
Total deferred tax assets, net of valuation allowance	64,157	74,346

Deferred Tax Liabilities
Retirement plans	(21,051)	(23,822)
LIFO inventory valuation	(61,585)	(56,525)
Capitalized software	(10,525)	(12,721)
Other	(786)	(1,118)
Intangible assets	(631)	—
Total deferred tax liabilities	(94,578)	(94,186)
Net deferred tax liability	(30,421)	(19,840)

As of January 30, 2016, the Company had various state net operating loss carryforwards with tax values totaling $7.8 million. A valuation allowance of $3.0 million has been established related to these operating loss carryforwards. The remaining net operating loss will be carried forward to future tax years. The Company also has valuation allowances of $2.4 million related to capital loss carryforwards and $1.1 million related to share-based compensation.

As of January 30, 2016, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation, except for the Company’s Canadian subsidiary, are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. If the Company’s unremitted foreign earnings were not considered indefinitely reinvested as of January 30, 2016 additional deferred taxes of approximately $43.8 million would have been provided.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ thousands)
Balance at February 2, 2013	$1,149
Reductions for tax positions of prior years due to a lapse in the statute of limitations	(134)
Balance at February 1, 2014	$1,015
Reductions for tax positions of prior years due to a lapse in the statute of limitations	—
Balance at January 31, 2015	$1,015
Amounts settled and utilized for current tax obligations	(636)
Reductions for tax positions of prior years	(379)
Balance at January 30, 2016	$—

If the unrecognized tax benefits were to be recognized in full, the net amount that would be reflected in the income tax provision in prior years, thereby impacting the effective tax rate, would have been $1.1 million at January 31, 2015 and February 1, 2014.
Estimated interest related to the underpayment of income taxes was classified as a component of the income tax provision in the consolidated statements of earnings and was insignificant in 2015, 2014 and 2013.

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

7.    BUSINESS SEGMENT INFORMATION

The Company's reportable segments are Famous Footwear and Brand Portfolio.

The Famous Footwear segment is comprised of Famous Footwear and Famous.com. In addition, Shoes.com was included through December 12, 2014 (the date of sale). Famous Footwear operated 1,046 stores at the end of 2015, primarily selling branded footwear for the entire family.

The Brand Portfolio segment is comprised of our branded footwear, our branded retail stores and e-commerce sites associated with those brands. This segment sources and markets licensed, branded and private-label footwear primarily to national chains, department stores, online retailers, mass merchandisers, independent retailers and catalogs as well as Company-owned Famous Footwear, Naturalizer and Sam Edelman stores, and e-commerce businesses. The Brand Portfolio segment included 80 branded retail stores in the United States and 85 branded retail stores in Canada at the end of 2015, selling primarily Naturalizer brand footwear.

The Company’s Famous Footwear and Brand Portfolio reportable segments are operating units that are managed separately. An operating segment’s performance is evaluated and resources are allocated based primarily on operating earnings (loss). Operating earnings (loss) represent gross profit, less selling and administrative expenses, restructuring and other special charges, net and impairment of assets held for sale. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. Intersegment sales are generally recorded at a profit to the selling segment. All intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings of the selling segment.

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

($ thousands)	Famous Footwear	Brand Portfolio	Other	Total
Fiscal 2015
External sales	$1,572,665	$1,004,765	$—	$2,577,430
Intersegment sales	—	100,186	—	100,186
Depreciation and amortization	25,842	9,339	16,258	51,439
Amortization of debt issuance costs and debt discount	—	—	1,167	1,167
Operating earnings (loss)	109,030	66,578	(40,501)	135,107
Segment assets	542,842	534,137	226,344	1,303,323
Purchases of property and equipment	48,761	18,340	6,378	73,479
Capitalized software	2,538	—	5,197	7,735

Fiscal 2014
External sales	$1,589,258	$982,451	$—	$2,571,709
Intersegment sales	—	114,408	—	114,408
Depreciation and amortization	26,581	8,974	16,060	51,615
Amortization of debt issuance costs and debt discount	—	—	2,400	2,400
Operating earnings (loss)	104,581	73,403	(52,050)	125,934
Segment assets	458,847	518,099	237,381	1,214,327
Purchases of property and equipment	33,001	6,105	5,846	44,952
Capitalized software	198	58	4,830	5,086

Fiscal 2013
External sales	$1,588,552	$924,561	$—	$2,513,113
Intersegment sales	—	132,596	—	132,596
Depreciation and amortization	25,917	13,440	15,972	55,329
Amortization of debt issuance costs and debt discount	—	—	2,513	2,513
Operating earnings (loss)	105,382	39,909	(46,674)	98,617
Segment assets	448,549	514,902	182,889	1,146,340
Purchases of property and equipment	32,728	6,026	5,214	43,968
Capitalized software	193	122	4,920	5,235

Following is a reconciliation of operating earnings to earnings before income taxes from continuing operations:

($ thousands)	2015	2014	2013
Operating earnings	$135,107	$125,934	$98,617
Interest expense	(16,589)	(20,445)	(21,254)
Loss on early extinguishment of debt	(10,651)	(420)	—
Interest income	899	379	377
Gain on sale of subsidiary	—	4,679	—
Earnings before income taxes from continuing operations	$108,766	$110,127	$77,740

For geographic purposes, the domestic operations include the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers, including the Company’s Famous Footwear and Brand Portfolio stores and e-commerce businesses, as well as the Company's domestic retail operations.

The Company’s foreign operations primarily consist of wholesale and retail operations in the Far East and Canada. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2015	2014	2013
Net Sales
United States	$2,342,590	$2,318,530	$2,258,605
Far East	177,654	194,296	193,725
Canada	57,186	58,883	60,783
Total net sales	$2,577,430	$2,571,709	$2,513,113

Long-Lived Assets
United States	$417,198	$412,822	$344,413
Canada	8,596	8,773	7,159
Far East	2,193	2,336	2,454
Latin America, Europe and other	271	248	236
Total long-lived assets	$428,258	$424,179	$354,262
Long-lived assets consisted primarily of property and equipment, intangible assets, prepaid pension costs, goodwill and other noncurrent assets.

8.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	January 30, 2016	January 31, 2015
Land and buildings	$38,300	$40,078
Leasehold improvements	196,960	183,466
Technology equipment	49,575	53,406
Machinery and equipment	35,805	35,988
Furniture and fixtures	121,186	117,254
Construction in progress	33,924	8,504
Property and equipment	475,750	438,696
Allowances for depreciation	(296,740)	(288,953)
Property and equipment, net	$179,010	$149,743

Useful lives of property and equipment are as follows:

Buildings	5-30 years
Leasehold improvements	5-20 years
Technology equipment	2-10 years
Machinery and equipment	4-20 years
Furniture and fixtures	3-10 years

The Company recorded charges for impairment, primarily for leasehold improvements and furniture and fixtures in the Company’s retail stores, of $2.8 million, $2.0 million and $1.6 million in 2015, 2014 and 2013, respectively. All of the impairment charges in 2015, 2014 and 2013 are included in selling and administrative expenses. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. In 2015, the Company capitalized interest of $0.3 million related to its expansion and modernization project at its Lebanon, Tennessee distribution center, with no corresponding amounts capitalized in 2014 or 2013.

9.        GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	January 30, 2016	January 31, 2015

Intangible Assets
Famous Footwear	$2,800	$2,800
Brand Portfolio	183,068	183,068
Total intangible assets	185,868	185,868
Accumulated amortization	(68,923)	(65,235)
Total intangible assets, net	116,945	120,633
Goodwill
Brand Portfolio	13,954	13,954
Total goodwill	13,954	13,954
Goodwill and intangible assets, net	$130,899	$134,587

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

Intangible assets consist primarily of owned and licensed trademarks, of which $20.8 million as of January 30, 2016 and January 31, 2015 are not subject to amortization. All remaining intangible assets are subject to amortization and have useful lives ranging from 15 to 40 years. Amortization expense for continuing operations related to intangible assets was $3.7 million, $4.0 million and $6.0 million in 2015, 2014 and 2013, respectively. The Company estimates $3.7 million of amortization expense related to intangible assets in each of the years from 2016 through 2020. As a result of its annual impairment testing, the Company did not record any impairment charges during 2015, 2014 and 2013 related to intangible assets.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a fair value-based test. If, after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. A fair value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the Company’s reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of goodwill is determined using an estimate of future cash flows of the reporting units and a risk-adjusted discount rate to compute a net present value of future cash flows. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, management performs the next step, which compares the fair value of the reporting unit to the recorded value of the tangible and intangible assets of the reporting units. Goodwill is considered impaired if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit. The Company performed a goodwill impairment test as of the first day of the Company’s fourth fiscal quarter and determined that it was more likely than not that the fair value of the reporting units exceeded the carrying value. As a result, the Company was not required to perform the discounted cash flow analysis.

10.    LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Credit Agreement
On December 18, 2014, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Fourth Amended and Restated Credit Agreement, which was further amended on July 20, 2015 to release all of the Company’s subsidiaries that were borrowers under or that guaranteed the Credit Agreement other than Sidney Rich Associates, Inc. and BG Retail, LLC (as so amended, the “Credit Agreement”). After giving effect to the amendment, the Company is the lead borrower, and Sidney Rich Associates, Inc. and BG Retail, LLC are each co-borrowers and guarantors under the Credit Agreement. The Credit Agreement matures on December 18, 2019 and provides for a revolving credit facility in an aggregate amount of up to $600.0 million, subject to the calculated borrowing base restrictions, and provides for an increase at the Company’s option by up to $150.0 million from time to time during the term of the Credit Agreement, subject to satisfaction of certain conditions and the consent of existing or new lenders to assume the increase. The Credit Agreement amended and restated the Third Amended and Restated Credit Agreement, dated January 7, 2011 (the "Former Credit Agreement").

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect, and a change of control event.  In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $50.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of January 30, 2016.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $28.0 million in 2015 and $74.0 million in 2014. The average daily borrowings during the year were $3.6 million in 2015 and $37.6 million in 2014. The weighted-average interest rates approximated 3.0% in 2015 and 2.9% in 2014. At January 30, 2016, the Company had no borrowings outstanding and $6.5 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $525.1 million at January 30, 2016.

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

On July 20, 2015, the Company commenced a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding aggregate principal amount of its 2019 Senior Notes. Upon expiration of the Tender Offer on July 24, 2015, $160.7 million aggregate principal amount of the 2019 Senior Notes were validly tendered at the redemption price of 103.950%, representing the specified redemption price and a tender premium. On August 26, 2015, the remaining outstanding $39.3 million aggregate principal amount of outstanding 2019 Senior Notes were redeemed at the redemption price of 103.563%.

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

The 2023 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of January 30, 2016, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Cash payments of interest for these financing arrangements during 2015, 2014 and 2013 were $11.9 million, $17.9 million and $18.7 million, respectively.

Loss on Early Extinguishment of Debt
During 2015 and 2014, we incurred a loss on early extinguishment of debt of $10.7 million and $0.4 million, respectively, with no corresponding loss in 2013. The loss in 2015 represents the tender and call premiums, unamortized debt issuance costs, and original issue discount related to the 2019 Senior Notes. Of the $10.7 million loss on early extinguishment of debt recognized in 2015, approximately $3.0 million was non-cash. The loss in 2014 represents the early extinguishment of the Former Credit Agreement prior to maturity.

11.    LEASES

The Company leases all of its retail locations and certain office locations, distribution centers and equipment. The minimum lease terms for the Company’s retail stores generally range from five to 10 years. Approximately 51% of the retail store leases are subject to renewal options for varying periods. The term of the leases for office facilities and distribution centers averages approximately 10 years with renewal options of five to 20 years.

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

The following is a summary of rent expense for operating leases:

($ thousands)	2015	2014	2013
Minimum rent	$149,902	$143,050	$143,958
Contingent rent	520	971	942
Sublease income	(1,223)	(1,197)	(1,170)
Total	$149,199	$142,824	$143,730

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at January 30, 2016:

($ thousands)
2016	$159,730
2017	131,519
2018	106,567
2019	84,928
2020	69,098
Thereafter	205,742
Total minimum operating lease payments	$757,584

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

The Company’s Brand Portfolio segment sells to national chains, department stores, online retailers, mass merchandisers, independent retailers and catalogs in the United States, Canada and approximately 65 other countries. Receivables arising from these sales are not collateralized. However, a portion is covered by documentary letters of credit. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through January 2017. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses and intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statement of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for 2015, 2014 and 2013 was not material.

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

As of January 30, 2016 and January 31, 2015, the Company had forward contracts maturing at various dates through January 2017 and January 2016, respectively. The contract amount represents the net amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	January 30, 2016	January 31, 2015
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$14,118	$19,633
Euro	15,499	16,152
Chinese yuan	14,623	14,512
Japanese yen	1,159	1,523
United Arab Emirates dirham	930	970
New Taiwanese dollars	570	599
Other currencies	219	—
Total financial instruments	$47,118	$53,389

The classification and fair values of derivative instruments designated as hedging instruments included within the consolidated balance sheets as of January 30, 2016 and January 31, 2015 are as follows:

($ in thousands)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange forwards contracts:
January 30, 2016	Prepaid expenses and other current assets	$1,000	Other accrued expenses	$846
January 31, 2015	Prepaid expenses and other current assets	$1,863	Other accrued expenses	$1,784

During 2015 and 2014, the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings was as follows:

	2015		2014
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Gain (loss) Recognized in OCI on Derivatives	Gain (loss) Reclassified from Accumulated OCI into Earnings
Net sales	$57	$147	$166	$93
Cost of goods sold	1,028	(27)	(693)	113
Selling and administrative expenses	(907)	(297)	(271)	(64)
Interest expense	(17)	—	18	—

All of the gains and losses currently included within accumulated other comprehensive (loss) income associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 1 and Note 13 to the consolidated financial statements.

13.    FAIR VALUE MEASUREMENTS

Fair Value Hierarchy
Fair value measurement disclosure requirements specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (“observable inputs”) or reflect the Company’s own assumptions of market participant valuation (“unobservable inputs”). In accordance with these requirements, the hierarchy is categorized into three levels based on the reliability of the inputs as follows:

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

Money Market Funds
The Company has cash equivalents consisting of short-term money market funds backed by U.S. Treasury securities. The primary objective of these investing activities is to preserve the Company's capital for the purpose of funding operations and it does not enter into money market funds for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Deferred Compensation Plan Assets and Liabilities
The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s

401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan are presented in other accrued expenses and the assets held by the trust are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets. Changes in deferred compensation plan assets and liabilities are charged to selling and administrative expenses. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs that is equal to the number of shares of the Company’s common stock which the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other accrued expenses (current portion) or other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are presented in selling and administrative expenses in the Company’s consolidated statement of earnings. The fair value of each PSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).

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

Performance Share Units
Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which vest generally over a three-year service period. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. The fair value of each performance share unit is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  Additional information related to performance share units is disclosed in Note 15 to the consolidated financial statements.

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

Secured Convertible Note
The Company received a secured convertible note as partial consideration for the 2014 disposition of Shoes.com, as further described in Note 2 to the consolidated financial statements. The convertible note is measured at fair value using unobservable inputs (Level 3). The change in fair value during 2015 and 2014 reflects an immaterial amount of interest income.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 30, 2016 and January 30, 2015. The Company did not have any transfers between Level 1 and Level 2 during 2015 or 2014.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of January 30, 2016
Cash equivalents – money market funds	$100,694	$100,694	$—	$—
Non-qualified deferred compensation plan assets	3,383	3,383	—	—
Non-qualified deferred compensation plan liabilities	(3,383)	(3,383)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,728)	(1,728)	—	—
Restricted stock units for non-employee directors	(8,879)	(8,879)	—	—
Performance share units	(3,780)	(3,780)	—	—
Derivative financial instruments, net	154	—	154	—
Secured convertible note	7,117	—	—	7,117

As of January 31, 2015:
Cash equivalents – money market funds	$35,533	$35,533	$—	$—
Non-qualified deferred compensation plan assets	2,904	2,904	—	—
Non-qualified deferred compensation plan liabilities	(2,904)	(2,904)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,066)	(2,066)	—	—
Restricted stock units for non-employee directors	(8,857)	(8,857)	—	—
Performance share units	(5,147)	(5,147)	—	—
Derivative financial instruments, net	79	—	79	—
Secured convertible note	6,957	—	—	6,957

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $92.9 million, net of impairment charges, were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges included in selling and administrative expenses of $2.8 million in 2015. Of the $2.8 million impairment charges, $1.2 million related to the Famous Footwear segment and $1.6 million related to the Brand Portfolio segment.

In 2014, long-lived assets held and used with a carrying amount of $87.8 million, net of impairment charges, were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $2.0 million included in selling and administrative expenses, of which $1.0 million related to the Famous Footwear segment and $1.0 million related to the Brand Portfolio segment.

In 2013, long-lived assets held and used with a carrying amount of $81.4 million, net of impairment charges, were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $1.4 million included in selling and administrative expenses, of which $0.7 million related to the Famous Footwear segment and $0.7 million related to the Brand Portfolio segment.

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

The Company performed its annual impairment tests of indefinite-lived intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). As a result of its annual impairment testing, the Company did not record any impairment charges during 2015, 2014 or 2013 related to intangible assets.

The Company performed its annual impairment test of goodwill by performing a qualitative assessment at the reporting unit level during 2015. During 2014 and 2013, the Company performed a quantitative assessment which involved estimating the fair value of its reporting units using significant unobservable inputs (Level 3). The impairment tests, performed as of the first day of the Company’s fourth fiscal quarter of 2015, 2014 and 2013, resulted in no impairment charges. See Note 1 and Note 9 to the consolidated financial statements for additional information related to the goodwill impairment test.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	January 30, 2016			January 31, 2015
	Carrying Value	(1)	Fair Value	Carrying Value	(1)	Fair Value
($ thousands)
Long-term debt	$196,544		$196,000	$196,712		$208,000

(1)
The carrying value of the long-term debt is net of deferred issuance costs of $3.5 million and $2.5 million as of January 30, 2016 and January 31, 2015, respectively, as a result of the adoption of ASU 2015-03, as further discussed in Note 1 to the consolidated financial statements.

The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

14. SHAREHOLDERS' EQUITY

Stock Repurchase Program
On August 25, 2011, the Board of Directors approved a stock repurchase program (“2011 Program”) authorizing the repurchase of up to 2.5 million shares of the Company’s outstanding common stock. The Company can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Repurchases of common stock are limited under the Company’s debt agreements. During 2015, there were 151,500 shares repurchased under the 2011 Program and during 2013 and 2014, no shares were repurchased under the stock repurchase program. Therefore, there were 2.3 million shares authorized to be repurchased under the 2011 Program as of January 30, 2016.

Repurchases Related to Employee Share-based Awards
During 2015 and 2014, 222,110 shares and 172,471 shares, respectively, were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive (Loss) Income
The following table sets forth the changes in accumulated other comprehensive (loss) income, net of tax, by component for 2015, 2014 and 2013:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Transactions (2)	Accumulated Other Comprehensive Income (Loss)
Balance at February 2, 2013	$6,912	$(5,947)	$(81)	$884
Other comprehensive (loss) income before reclassifications	(4,556)	19,136	1,260	15,840
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	617	(670)	(53)
Tax (benefit) provision	—	(224)	229	5
Net reclassifications	—	393	(441)	(48)
Other comprehensive (loss) income	(4,556)	19,529	819	15,792
Balance at February 1, 2014	$2,356	$13,582	$738	$16,676
Other comprehensive loss before reclassifications	(3,101)	(10,235)	(411)	(13,747)
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(204)	(142)	(346)
Tax provision	—	90	39	129
Net reclassifications	—	(114)	(103)	(217)
Other comprehensive loss	(3,101)	(10,349)	(514)	(13,964)
Balance at January 31, 2015	$(745)	$3,233	$224	$2,712
Other comprehensive (loss) income before reclassifications	(155)	(7,559)	74	(7,640)
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,706)	177	(1,529)
Tax provision (benefit)	—	676	(83)	593
Net reclassifications	—	(1,030)	94	(936)
Other comprehensive (loss) income	(155)	(8,589)	168	(8,576)
Balance at January 30, 2016	$(900)	$(5,356)	$392	$(5,864)

(1)
Amounts reclassified are included in selling and administrative expenses. Refer to Note 5 to the consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)
Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses. Refer to Note 12 and Note 13 to the consolidated financial statements for additional information related to derivative financial instruments.

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

Share-based compensation expense of $7.5 million, $6.2 million and $5.6 million was recognized in 2015, 2014 and 2013, respectively, as a component of selling and administrative expenses. The following table details the share-based compensation expense by plan and the total related income tax benefit for 2015, 2014 and 2013:

($ thousands)	2015	2014	2013
Expense (income) for share-based compensation plans, net of forfeitures:
Stock options	$66	$(46)	$248
Stock performance awards	1,398	—	—
Restricted stock grants	6,027	6,236	5,319
Total share-based compensation expense	7,491	6,190	5,567
Less: Income tax benefit	2,937	2,397	2,136
Total share-based compensation expense, net of income tax benefit	$4,554	$3,793	$3,431

In addition to the share-based compensation expense above, the Company recognized cash-based expense related to performance share units and cash awards granted under the performance share plans.  In 2015, 2014 and 2013, the Company recognized $5.1 million, $6.6 million and $3.7 million, respectively, in expense for cash-based awards under the performance share plans.

The Company issued 59,682, 373,752 and 481,916 shares of common stock in 2015, 2014 and 2013, respectively, for restricted stock grants, stock options exercised and stock performance awards issued to employees and common and restricted stock grants issued to directors, net of forfeitures and shares withheld to satisfy the minimum tax withholding requirement. There were no significant modifications to any share-based awards in 2015, 2014 or 2013.

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

The following table summarizes restricted stock activity for 2015, 2014 and 2013:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Nonvested at February 2, 2013	2,110,325	$10.14
Granted	411,735	17.47
Vested	(658,712)	6.22
Forfeited	(163,250)	12.04
Nonvested at February 1, 2014	1,700,098	13.25
Granted	281,710	28.17
Vested	(364,238)	14.21
Forfeited	(55,100)	15.89
Nonvested at January 31, 2015	1,562,470	15.61
Granted	318,921	30.02
Vested	(492,092)	14.10
Forfeited	(126,850)	18.74
Nonvested at January 30, 2016	1,262,449	$19.55

The total grant date fair value of restricted stock awards vested during the years ended January 30, 2016, January 31, 2015 and February 1, 2014, was $6.9 million, $5.2 million and $4.1 million, respectively. As of January 30, 2016, the total remaining unrecognized compensation cost related to nonvested restricted stock grants was $11.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.

The Company recognized excess tax benefits related to restricted stock vesting and dividends of $2.6 million, $0.8 million and $2.9 million in 2015, 2014 and 2013, respectively, which were reflected as an increase to additional paid-in capital.

Performance Share Awards
Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which generally vest over a three-year service period. At the end of the vesting period, the employee will have earned an amount of shares between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. If the awards are granted in units, the employee will be given an amount of cash ranging from 0% to 200% of the equivalent market value of the targeted award.

Expense for performance share awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or cash to be awarded on a straight-line basis for each vesting portion of the share award. The fair value of the performance share awards is the unadjusted quoted market price for the Company’s common stock on the date of grant.

The following table summarizes performance share activity for 2015, 2014 and 2013:

	Number of Performance Share Awards at Target Level	Number of Nonvested Performance Share Awards at Maximum Level	Weighted-Average Grant Date Fair Value
Nonvested at February 2, 2013	222,325	382,525	$12.67
Granted (award of units payable in cash)	70,225	140,450	17.00
Vested	(117,250)	(175,875)	15.20
Expired	—	—	—
Forfeited	(10,775)	(18,050)	13.09
Nonvested at February 1, 2014	164,525	329,050	12.69
Granted (award of units payable in cash)	88,185	176,370	28.18
Vested	(84,275)	(168,550)	9.27
Expired	—	—	—
Forfeited	(19,900)	(39,800)	15.96
Nonvested at January 31, 2015	148,535	297,070	23.39
Granted (award payable in shares)	177,921	355,842	30.12
Vested	(15,182)	(30,364)	24.71
Expired	—	—	—
Forfeited	(3,750)	(7,500)	29.47
Nonvested at January 30, 2016	307,524	615,048	$27.14

As of January 30, 2016, the remaining unrecognized compensation cost related to nonvested performance share awards was $11.3 million, which will be recognized over the weighted-average remaining service period of 1.6 years.

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

The Company granted 16,667, zero and 4,000 stock options during 2015, 2014 and 2013 respectively. Fair values of options granted were estimated using the Black-Scholes option-pricing model based on the following assumptions:

	2015	2013
Dividend yield	1.0%	1.7%
Expected volatility	45.5%	67.7%
Risk-free interest rate	1.8%	1.3%
Expected term (in years)	7	7

Dividend yields are based on historical dividend yields. Expected volatilities are based on historical volatilities of the Company’s common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the options. The expected term of options represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and the Company’s historical exercise patterns.

Summarized information about stock options outstanding and exercisable at January 30, 2016 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price
$3.33 - $11.54	71,625	4.2	$6.36	54,625	4.5	$7.09
$11.55 - $14.45	61,000	4.1	13.99	61,000	4.1	13.99
$14.46 - $15.35	20,750	3.9	15.20	20,750	3.9	15.20
$15.36 - $22.44	63,006	0.5	20.96	63,006	0.5	20.96
$22.45 - $35.25	84,914	2.5	32.50	68,247	1.0	33.31
	301,295	2.9	$18.93	267,628	2.5	$19.24

The aggregate intrinsic value of stock options outstanding and currently exercisable at January 30, 2016 was $2.9 million and $2.5 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for 2015 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 31, 2015	416,803	$17.75
Granted	16,667	29.18
Exercised	(88,224)	15.58
Forfeited	(7,500)	35.25
Canceled or expired	(36,451)	14.91
Outstanding at January 30, 2016	301,295	$18.93
Exercisable at January 30, 2016	267,628	$19.24

The intrinsic value of stock options exercised was $1.3 million, $3.8 million and $4.0 million for 2015, 2014 and 2013, respectively. The amount of cash received from the exercise of stock options was $0.4 million in 2015, $3.2 million in 2014 and $4.9 million in 2013. In addition, 32,139, 60,624 and 91,157 shares were tendered by employees in satisfaction of the exercise price of stock options during 2015, 2014 and 2013, respectively.

The Company recognized excess tax benefits related to stock option exercises of $0.1 million in 2015 and 2014 and $0.5 million in 2013 which were reflected as an increase to additional paid-in capital.

The following table summarizes nonvested stock option activity for 2015 under the current and prior plans:

	Number of Nonvested Options	Weighted-Average Grant Date Fair Value
Nonvested at January 31, 2015	36,625	$3.28
Granted	16,667	12.81
Vested	(19,625)	4.72
Forfeited	—	—
Nonvested at January 30, 2016	33,667	$7.16

The weighted-average grant date fair value of stock options granted for 2015, 2014 and 2013 was $12.81, $0 and $9.46, respectively. The total grant date fair value of stock options vested during 2015, 2014 and 2013 was $0.1 million, $0.3 million and $0.4 million, respectively. As of January 30, 2016, the total remaining unrecognized compensation cost related to nonvested stock options was $0.1 million, which will be amortized over the weighted-average remaining requisite service period of 3.5 years.

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of cash-equivalent restricted stock units (“RSUs”) at no cost to the non-employee director. The RSUs are subject to a vesting requirement (usually one year), earn dividend equivalent units and are payable in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. Dividend equivalents are paid on outstanding RSUs at the same rate as dividends on the Company’s common stock, are automatically re-invested in additional RSUs and vest immediately as of the payment date for the dividend. Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs, as remeasured at the end of each period. Expense for the dividend equivalents is recognized at fair value immediately. Gains and losses resulting from changes in the fair value of the RSUs subsequent to the vesting period and through the settlement date are reported in the Company’s consolidated statements of earnings. Refer to Note 5 and Note 13 to the consolidated financial statements for information regarding the deferred compensation plan for non-employee directors.

The following table summarizes restricted stock unit activity for the year ended January 30, 2016:

	Outstanding			Accrued (1)	Nonvested RSUs
	Number of Vested RSUs	Number of Nonvested RSUs	Total Number of RSUs	Total Number of RSUs	Weighted-Average Grant Date Fair Value
January 31, 2015	292,294	38,700	330,994	318,094	$28.72
Granted (2)	2,800	36,341	39,141	27,141	31.65
Vested	39,041	(39,041)	—	12,900	28.73
Settled	(21,698)	—	(21,698)	(21,698)	31.41
January 30, 2016	312,437	36,000	348,437	336,437	$31.67
(1)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.
(2)	Granted RSUs include 3,141 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 2,800 related to outstanding vested RSUs and 341 to outstanding nonvested RSUs.

Information about RSUs granted, vested and settled during 2015, 2014 and 2013 is as follows:

($ thousands, except per unit amounts)	2015	2014	2013
Weighted-average grant date fair value of RSUs granted (1)	$31.54	$28.69	$21.33
Fair value of RSUs vested	1,049	1,558	1,600
RSUs settled	21,698	57,260	9,905
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the related income tax benefit for 2015, 2014 and 2013:

($ thousands)	2015	2014	2013
Compensation expense	$704	$2,707	$3,258
Income tax benefit	(276)	(1,053)	(1,267)
Compensation expense, net of income tax benefit	$428	$1,654	$1,991

The aggregate intrinsic value of RSUs outstanding and currently vested at January 30, 2016 is $9.4 million and $8.4 million, respectively. Aggregate intrinsic value for RSUs is calculated based on the average of the high and low prices of the Company’s common stock as of the reporting date. The liabilities associated with the accrued RSUs totaled $8.9 million as of both January 30, 2016 and January 31, 2015.

16.    RELATED PARTY TRANSACTIONS

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China, effective through August 2017. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. During 2013, B&H Footwear transferred the operation of its retail stores in China to CBI. B&H Footwear continues to sell Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China. During 2015, 2014 and 2013, the Company, through its consolidated subsidiary, B&H Footwear, sold $8.4 million, $8.6 million, and $8.3 million, respectively, of Naturalizer footwear on a wholesale basis to CBI.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. In 2014, the Company submitted a proposed expanded remedy workplan ("Expanded Remedy Workplan") that was accepted by the oversight authorities during 2015. The Company is implementing the Expanded Remedy Workplan and will continue these efforts in 2016.

The cumulative expenditures for both on-site and off-site remediation through January 30, 2016 were $27.9 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at January 30, 2016 is $9.8 million, of which $9.0 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $9.8 million reserve, $5.0 million is for on-site remediation and $4.8 million is for off-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.2 million as of January 30, 2016. The Company expects to spend approximately $0.2 million in each of the next five years and $14.2 million in the aggregate thereafter related to the on-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.3 million at January 30, 2016 related to these sites, which has been discounted at 6.4%. Of the $1.3 million reserve, $1.1 million is recorded in other liabilities and $0.2 million is recorded in other accrued expenses. On an undiscounted basis, this liability would be $1.6 million. The Company expects to spend approximately $0.2 million in each of the next five years and $0.6 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

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

During 2014, the Company signed a settlement agreement to resolve a putative class action lawsuit involving wage and hour claims in California for an amount not to exceed $1.5 million. In 2015, the court granted final approval of the settlement, pursuant to which the Company was required to pay $1.0 million in attorneys' fees, costs of administering the settlement and settlement payments to class members who submitted claims. All payments required under the settlement agreement were made in the fourth quarter of 2015 and this matter is fully resolved.

18.    FINANCIAL INFORMATION FOR THE COMPANY AND ITS SUBSIDIARIES

The Company's 2023 Senior Notes are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under the Credit Agreement, as further discussed in Note 10 to the consolidated financial statements. The following table presents the condensed consolidating financial information for each of Caleres, Inc. (“Parent”), the Guarantors, and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. Guarantors are 100% owned by the Parent.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 30, 2016
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$31,000	$—	$87,151	$—	$118,151
Receivables, net	110,235	2,290	41,139	—	153,664
Inventories, net	151,704	371,538	23,503	—	546,745
Prepaid expenses and other current assets	29,765	24,597	8,109	(5,966)	56,505
Intercompany receivable - current	650	176	6,877	(7,703)	—
Total current assets	323,354	398,601	166,779	(13,669)	875,065
Property and equipment, net	32,538	136,223	10,249	—	179,010
Goodwill and intangible assets, net	115,558	2,800	12,541	—	130,899
Other assets	94,767	15,772	7,810	—	118,349
Investment in subsidiaries	1,028,143	—	(19,524)	(1,008,619)	—
Intercompany receivable - noncurrent	431,523	354,038	556,259	(1,341,820)	—
Total assets	$2,025,883	$907,434	$734,114	$(2,364,108)	$1,303,323

Liabilities and Equity
Current liabilities:
Trade accounts payable	$78,332	$123,274	$36,196	$—	$237,802
Other accrued expenses	80,053	62,729	15,681	(5,966)	152,497
Intercompany payable - current	4,394	—	3,309	(7,703)	—
Total current liabilities	162,779	186,003	55,186	(13,669)	390,299
Other liabilities:
Long-term debt	196,544	—	—	—	196,544
Other liabilities	44,011	66,302	3,695	—	114,008
Intercompany payable - noncurrent	1,021,065	39,175	281,580	(1,341,820)	—
Total other liabilities	1,261,620	105,477	285,275	(1,341,820)	310,552
Equity:
Caleres, Inc. shareholders’ equity	601,484	615,954	392,665	(1,008,619)	601,484
Noncontrolling interests	—	—	988	—	988
Total equity	601,484	615,954	393,653	(1,008,619)	602,472
Total liabilities and equity	$2,025,883	$907,434	$734,114	$(2,364,108)	$1,303,323

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED JANUARY 30, 2016

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$819,148	$1,652,444	$268,779	$(162,941)	$2,577,430
Cost of goods sold	591,539	905,412	162,384	(129,708)	1,529,627
Gross profit	227,609	747,032	106,395	(33,233)	1,047,803
Selling and administrative expenses	235,210	649,020	61,699	(33,233)	912,696
Operating (loss) earnings	(7,601)	98,012	44,696	—	135,107
Interest expense	(16,588)	(1)	—	—	(16,589)
Loss on early extinguishment of debt	(10,651)	—	—	—	(10,651)
Interest income	695	—	204	—	899
Intercompany interest income (expense)	14,363	(14,581)	218	—	—
(Loss) earnings before income taxes	(19,782)	83,430	45,118	—	108,766
Income tax benefit (provision)	8,755	(29,475)	(6,222)	—	(26,942)
Equity in earnings (loss) of subsidiaries, net of tax	92,506	—	(616)	(91,890)	—
Net earnings	81,479	53,955	38,280	(91,890)	81,824
Less: Net earnings attributable to noncontrolling interests	—	—	345	—	345
Net earnings attributable to Caleres, Inc.	$81,479	$53,955	$37,935	$(91,890)	$81,479

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED JANUARY 30, 2016
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$81,479	$53,955	$38,280	$(91,890)	$81,824
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	(224)	—	(224)
Pension and other postretirement benefits adjustments	(8,838)	—	249	—	(8,589)
Derivative financial instruments	628	—	(460)	—	168
Other comprehensive loss from investment in subsidiaries	(366)	—	—	366	—
Other comprehensive loss, net of tax	(8,576)	—	(435)	366	(8,645)
Comprehensive income	72,903	53,955	37,845	(91,524)	73,179
Comprehensive income attributable to noncontrolling interests	—	—	276	—	276
Comprehensive income attributable to Caleres, Inc.	$72,903	$53,955	$37,569	$(91,524)	$72,903

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JANUARY 30, 2016
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash (used for) provided by operating activities	$(1,259)	$99,222	$51,189	—	$149,152
Investing activities
Purchases of property and equipment	(14,585)	(56,382)	(2,512)	—	(73,479)
Proceeds from disposal of property and equipment	7,111	—	322	—	7,433
Capitalized software	(5,197)	(2,538)	—	—	(7,735)
Intercompany investing	(568)	568	—	—	—
Net cash used for investing activities	(13,239)	(58,352)	(2,190)	—	(73,781)
Financing activities
Borrowings under revolving credit agreement	198,000	—	—	—	198,000
Repayments under revolving credit agreement	(198,000)	—	—	—	(198,000)
Proceeds from issuance of 2023 senior notes	200,000	—	—	—	200,000
Redemption of 2019 senior notes	(200,000)	—	—	—	(200,000)
Dividends paid	(12,253)	—	—	—	(12,253)
Debt issuance costs	(3,650)	—	—	—	(3,650)
Acquisition of treasury stock	(4,921)	—	—	—	(4,921)
Issuance of common stock under share-based plans, net	(5,297)	—	—	—	(5,297)
Excess tax benefit related to share-based plans	2,651	—	—	—	2,651
Intercompany financing	55,077	(40,870)	(14,207)	—	—
Net cash provided by (used for) financing activities	31,607	(40,870)	(14,207)	—	(23,470)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,153)	—	(1,153)
Increase in cash and cash equivalents	17,109	—	33,639	—	50,748
Cash and cash equivalents at beginning of year	13,891	—	53,512	—	67,403
Cash and cash equivalents at end of year	$31,000	$—	$87,151	$—	$118,151

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 31, 2015
			Non- Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$13,891	$—	$53,512	$—	$67,403
Receivables, net	89,030	5,398	42,218	—	136,646
Inventories, net	148,082	376,254	18,767	—	543,103
Prepaid expenses and other current assets	40,746	20,777	8,964	(27,491)	42,996
Intercompany receivable - current	1,194	—	8,750	(9,944)	—
Total current assets	292,943	402,429	132,211	(37,435)	790,148
Property and equipment, net	29,237	109,720	10,786	—	149,743
Goodwill and intangible assets, net	117,792	2,800	13,995	—	134,587
Other assets	112,185	13,733	13,931	—	139,849
Investment in subsidiaries	956,831	—	(18,909)	(937,922)	—
Intercompany receivable - noncurrent	459,774	306,871	539,396	(1,306,041)	—
Total assets	$1,968,762	$835,553	$691,410	$(2,281,398)	$1,214,327

Liabilities and Equity
Current liabilities:
Trade accounts payable	$60,377	$114,208	$41,336	$—	$215,921
Other accrued expenses	83,170	85,638	12,301	(27,491)	153,618
Intercompany payable - current	4,948	—	4,996	(9,944)	—
Total current liabilities	148,495	199,846	58,633	(37,435)	369,539
Other liabilities:
Long-term debt	196,712	—	—	—	196,712
Other liabilities	69,391	32,574	4,489	—	106,454
Intercompany payable - noncurrent	1,013,254	21,078	271,709	(1,306,041)	—
Total other liabilities	1,279,357	53,652	276,198	(1,306,041)	303,166
Equity:
Caleres, Inc. shareholders’ equity	540,910	582,055	355,867	(937,922)	540,910
Noncontrolling interests	—	—	712	—	712
Total equity	540,910	582,055	356,579	(937,922)	541,622
Total liabilities and equity	$1,968,762	$835,553	$691,410	$(2,281,398)	$1,214,327

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED JANUARY 31, 2015
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net sales	$788,708	$1,634,375	$329,765	$(181,139)	$2,571,709
Cost of goods sold	570,343	899,968	213,716	(152,418)	1,531,609
Gross profit	218,365	734,407	116,049	(28,721)	1,040,100
Selling and administrative expenses	231,141	633,073	75,189	(28,721)	910,682
Restructuring and other special charges, net	3,484	—	—	—	3,484
Operating (loss) earnings	(16,260)	101,334	40,860	—	125,934
Interest expense	(20,444)	(1)	—	—	(20,445)
Loss on early extinguishment of debt	(420)	—	—	—	(420)
Interest income	31	—	348	—	379
Intercompany interest income (expense)	12,115	(12,826)	711	—	—
Gain on sale of subsidiary	—	—	4,679	—	4,679
(Loss) earnings before income taxes	(24,978)	88,507	46,598	—	110,127
Income tax benefit (provision)	10,599	(34,710)	(3,073)	—	(27,184)
Equity in earnings of subsidiaries, net of tax	97,229	—	37	(97,266)	—
Net earnings	82,850	53,797	43,562	(97,266)	82,943
Less: Net earnings attributable to noncontrolling interests	—	—	93	—	93
Net earnings attributable to Caleres, Inc.	$82,850	$53,797	$43,469	$(97,266)	$82,850

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED JANUARY 31, 2015
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$82,850	$53,797	$43,562	$(97,266)	$82,943
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	(3,145)	—	(3,145)
Pension and other postretirement benefits adjustments	(10,003)	—	(346)	—	(10,349)
Derivative financial instruments	(1,250)	—	736	—	(514)
Other comprehensive loss from investment in subsidiaries	(2,711)	—	—	2,711	—
Other comprehensive loss, net of tax	(13,964)	—	(2,755)	2,711	(14,008)
Comprehensive income	68,886	53,797	40,807	(94,555)	68,935
Comprehensive income attributable to noncontrolling interests	—	—	49	—	49
Comprehensive income attributable to Caleres, Inc.	$68,886	$53,797	$40,758	$(94,555)	$68,886

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JANUARY 31, 2015
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash (used for) provided by operating activities	$(11,728)	$99,709	$30,831	$—	$118,812
Investing activities
Purchases of property and equipment	(7,129)	(33,067)	(4,756)	—	(44,952)
Capitalized software	(4,834)	(194)	(58)	—	(5,086)
Acquisition of trademarks	(65,065)	—	—	—	(65,065)
Investment in nonconsolidated affiliate	—	—	(7,000)	—	(7,000)
Net proceeds from sale of subsidiaries, inclusive of note receivable	—	—	10,120	—	10,120
Intercompany investing	(2,314)	(124)	2,438	—	—
Net cash (used for) provided by investing activities	(79,342)	(33,385)	744	—	(111,983)
Financing activities
Borrowings under revolving credit agreement	867,000	—	—	—	867,000
Repayments under revolving credit agreement	(874,000)	—	—	—	(874,000)
Dividends paid	(12,237)	—	—	—	(12,237)
Debt issuance costs	(2,618)	—	—	—	(2,618)
Issuance of common stock under share-based plans, net	443	—	—	—	443
Excess tax benefit related to share-based plans	929	—	—	—	929
Intercompany financing	125,444	(66,324)	(59,120)	—	—
Net cash provided by (used for) financing activities	104,961	(66,324)	(59,120)	—	(20,483)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,489)	—	(1,489)
Increase (decrease) in cash and cash equivalents	13,891	—	(29,034)	—	(15,143)
Cash and cash equivalents at beginning of year	—	—	82,546	—	82,546
Cash and cash equivalents at end of year	$13,891	$—	$53,512	$—	$67,403

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net sales	$733,996	$1,631,755	$361,277	$(213,915)	$2,513,113
Cost of goods sold	549,281	900,043	236,113	(186,612)	1,498,825
Gross profit	184,715	731,712	125,164	(27,303)	1,014,288
Selling and administrative expenses	217,902	629,405	89,745	(27,303)	909,749
Restructuring and other special charges, net	686	—	576	—	1,262
Impairment of assets held for sale	—	—	4,660	—	4,660
Operating (loss) earnings	(33,873)	102,307	30,183	—	98,617
Interest expense	(21,163)	(1)	(90)	—	(21,254)
Interest income	23	—	354	—	377
Intercompany interest income (expense)	13,414	(13,060)	(354)	—	—
(Loss) earnings before income taxes from continuing operations	(41,599)	89,246	30,093	—	77,740
Income tax benefit (provision)	20,427	(35,727)	(8,458)	—	(23,758)
Equity in earnings (loss) from continuing operations of subsidiaries, net of tax	75,331	—	(168)	(75,163)	—
Net earnings from continuing operations	54,159	53,519	21,467	(75,163)	53,982
Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(5,296)	—	722	—	(4,574)
Disposition/impairment of discontinued operations, net of tax	—	—	(11,512)	—	(11,512)
Equity in loss from discontinued operations of subsidiaries, net of tax	(10,790)	—	—	10,790	—
Net loss from discontinued operations	(16,086)	—	(10,790)	10,790	(16,086)
Net earnings	38,073	53,519	10,677	(64,373)	37,896
Plus: Net loss attributable to noncontrolling interests	—	—	(177)	—	(177)
Net earnings attributable to Caleres, Inc.	$38,073	$53,519	$10,854	$(64,373)	$38,073

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$38,073	$53,519	$10,677	$(64,373)	$37,896
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	(4,538)	—	(4,538)
Pension and other postretirement benefits adjustments	19,114	—	415	—	19,529
Derivative financial instruments	(55)	—	874	—	819
Other comprehensive loss from investment in subsidiaries	(3,317)	—	—	3,317	—
Other comprehensive income (loss), net of tax	15,742	—	(3,249)	3,317	15,810
Comprehensive income	53,815	53,519	7,428	(61,056)	53,706
Comprehensive loss attributable to noncontrolling interests	—	—	(109)	—	(109)
Comprehensive income attributable to Caleres, Inc.	$53,815	$53,519	$7,537	$(61,056)	$53,815

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash provided by (used for) operating activities	$60,886	$62,603	$(19,457)	$—	$104,032
Investing activities
Purchases of property and equipment	(5,595)	(34,606)	(3,767)	—	(43,968)
Capitalized software	(4,920)	(193)	(122)	—	(5,235)
Net proceeds from sale of subsidiaries	—	—	69,347	—	69,347
Intercompany investing	(1,128)	(247)	1,375	—	—
Net cash (used for) provided by investing activities	(11,643)	(35,046)	66,833	—	20,144
Financing activities
Borrowings under revolving credit agreement	1,129,000	—	—	—	1,129,000
Repayments under revolving credit agreement	(1,227,000)	—	—	—	(1,227,000)
Dividend paid	(12,105)	—	—	—	(12,105)
Issuance of common stock under share-based plans, net	804	—	—	—	804
Excess tax benefit related to share-based plans	3,439	—	—	—	3,439
Contributions by noncontrolling interest	—	—	50	—	50
Intercompany financing	56,619	(27,557)	(29,062)	—	—
Net cash used for by financing activities	(49,243)	(27,557)	(29,012)	—	(105,812)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,041)	—	(4,041)
Increase in cash and cash equivalents	—	—	14,323	—	14,323
Cash and cash equivalents at beginning of year	—	—	68,223	—	68,223
Cash and cash equivalents at end of year	$—	$—	$82,546	$—	$82,546

19.    QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial results (unaudited) for 2015 and 2014 are as follows:

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(13 Weeks)
2015
Net sales	$602,283	$637,834	$728,639	$608,674
Gross profit	248,526	262,795	288,434	248,048
Net earnings	19,391	16,863	33,992	11,578
Net earnings attributable to Caleres, Inc.	19,261	16,825	33,983	11,410
Per share of common stock:
Basic earnings per common share attributable to Caleres, Inc. shareholders (1)	0.44	0.38	0.78	0.26
Diluted earnings per common share attributable to Caleres, Inc. shareholders (1)	0.44	0.38	0.78	0.26
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	33.33	33.83	33.73	31.75
Low	27.22	28.91	27.90	23.22
(1) EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(13 Weeks)
2014
Net sales	$591,162	$635,877	$729,277	$615,393
Gross profit	242,341	259,642	290,730	247,387
Net earnings	15,476	18,039	33,237	16,191
Net earnings attributable to Caleres, Inc.	15,429	18,064	33,113	16,244
Per share of common stock:
Basic earnings per common share attributable to Caleres, Inc. shareholders (1)	0.35	0.41	0.76	0.37
Diluted earnings per common share attributable to Caleres, Inc. shareholders (1)	0.35	0.41	0.75	0.37
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	28.73	29.65	32.31	33.67
Low	22.30	23.14	25.30	26.39
(1) EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period

Description
($ thousands)
YEAR ENDED JANUARY 30, 2016
Deducted from assets or accounts:
Doubtful accounts and allowances	$2,235	$480	$—	$420	(A)	$2,295
Customer allowances	21,906	47,435	—	47,751	(B)	21,590
Customer discounts	1,252	2,624	—	2,981	(B)	895
Inventory valuation allowances	16,051	55,126	—	55,397	(C)	15,780
Deferred tax asset valuation allowance	11,514	670	—	5,640	(D)	6,544
YEAR ENDED JANUARY 31, 2015
Deducted from assets or accounts:
Doubtful accounts and allowances	$832	$1,716	$—	$313	(A)	$2,235
Customer allowances	19,862	46,878	—	44,834	(B)	21,906
Customer discounts	776	3,519	—	3,043	(B)	1,252
Inventory valuation allowances	17,739	50,781	—	52,469	(C)	16,051
Deferred tax asset valuation allowance	13,949	714	—	3,149	(D)	11,514
YEAR ENDED FEBRUARY 1, 2014
Deducted from assets or accounts:
Doubtful accounts and allowances	$973	$602	$—	$743	(A)	$832
Customer allowances	19,080	45,099	—	44,317	(B)	19,862
Customer discounts	489	4,809	—	4,522	(B)	776
Inventory valuation allowances	19,080	53,881	—	55,222	(C)	17,739
Deferred tax asset valuation allowance	8,014	6,490	—	555	(D)	13,949

(A)	Accounts written off, net of recoveries.

(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.

(C)	Adjustment upon disposal of related inventories.

(D)	Reductions to the valuation allowance for the net operating loss carryforwards for certain states based on the Company’s expectations for utilization of net operating loss carryforwards.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	CONTROLS AND PROCEDURES

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of January 30, 2016, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Executive Officers of the Registrant that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Compensation Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 30, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	301,295 (1)	18.93 (1)	2,136,477 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	301,295	18.93	2,136,477

(1)
Column (a) includes 301,295 outstanding stock options (includes vested and nonvested options). Performance share rights were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes restricted stock units granted to independent directors and independent directors’ deferred compensation units, which are payable only in cash and are described further in Note 15 to the consolidated financial statements.

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
Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our Principal Accounting Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016, which information is incorporated herein by reference.

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
4.1
Indenture for the 6.250% Senior Notes due 2023, dated July 27, 2015 among the Company, the subsidiary guarantors set forth therein, and Wells Fargo Bank, National Association, as trustee, as incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated and filed July 27, 2015.

	4.2	Form of 6.250% Senior Notes due 2023 (included in Exhibit 4.1).
10.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 20, 2015 (the “Credit Agreement”), among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and Bank of America, N.A., as lead issuing bank, administrative agent and collateral agent, Wells Fargo Bank, National Association, as an issuing bank, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A. and SunTrust Bank, as co-documentation agents, and the other financial institutions party thereto, as lenders, as incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed July 20, 2015.

10.2a*
Caleres, Inc. Incentive and Stock Compensation Plan of 2002, as Amended and Restated as of May 22, 2008, incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement dated and filed April 11, 2008.

10.2b(1)*
Form of Incentive Stock Option Award Agreement (for grants commencing May 2008) under the Company's Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5b(1) to the Company’s Form 10-K for the year ended January 31, 2009, and filed March 31, 2009.

10.2b(2)*
Form of Incentive Stock Option Award Agreement (for grants prior to May 2008) under the Company's Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 31, 2004, and filed September 8, 2004.

10.2c(1)*
Form of Non-Qualified Stock Option Award Agreement (for grants commencing May 2008) under the Company's Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5c(1) to the Company’s Form 10-K for the year ended January 31, 2009, and filed March 31, 2009.

10.2c(2)*
Form of Non-Qualified Stock Option Award Agreement (for grants prior to May 2008) under the Company's Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 31, 2004, and filed September 8, 2004.

10.2d*
Form of Restricted Stock Agreement (for employee grants commencing 2008) under the Company's Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5d(1) to the Company’s Form 10-K for the year ended January 31, 2009, and filed March 31, 2009.

†	10.2e*	Form of Restricted Stock Award Agreement for non-employee director awards (for grants commencing May 2015) under the Company's Incentive and Stock Compensation Plan of 2011, filed herewith.
†	10.2f*	Form of Restricted Stock Award Agreement (for employee grants commencing March 2016) under the Company's Incentive and Stock Compensation Plan of 2011, filed herewith.

	10.3a*
Caleres, Inc. Incentive and Stock Compensation Plan of 2011,as amended and restated effective May 28, 2015, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 2, 2015, and filed June 10, 2015.

	10.3(b)(1)*
Form of Performance Award Agreement (for 2012-2014 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 28, 2012, and filed September 5, 2012.

	10.3(b)(2)*
Form of Performance Award Agreement (for 2013-2015 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(3) to the Company’s Form 10-K for the year ended February 2, 2013, and filed April 2, 2013.

	10.3(b)(3)*
Form of Performance Award Agreement (for 2014-2016 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(4) to the Company's Form 10-K for the year ended February 1, 2014, and filed April 1, 2014.

	10.3(b)(4)*
Form of Performance Award Agreement (for 2015-2017 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(4) to the Company's Form 10-K for the year ended January 31, 2015, and filed March 31, 2015.

†	10.3(b)(5)*	Form of Performance Award Agreement (for 2016-2018 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, filed herewith.
†	10.4a*	Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and its Non-Employee Directors (for grants commencing in 2015), filed herewith.
	10.5*
Caleres, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of May 28, 2015, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 2, 2015, and filed June 10, 2015.

	10.6*
Caleres, Inc. Supplemental Executive Retirement Plan (SERP), as amended and restated as of May 28, 2015, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended May 2, 2015, and filed June 10, 2015.

	10.7*
Caleres, Inc. Deferred Compensation Plan, as amended and restated as of May 28, 2015, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended May 2, 2015, and filed June 10, 2015.

	10.8*	Caleres, Inc. Non-Employee Director Share Plan (2009), incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended May 2, 2015, and filed June 10, 2015.
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

	10.12*
Severance Agreement, dated March 24, 2009 and effective as of April 1, 2009, between the Company and Daniel R. Friedman, incorporated herein by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended January 31, 2015 and filed March 31, 2015.

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

	10.15
Stock Purchase Agreement, dated May 14, 2013, by and among the Company, a subsidiary and Galaxy Brand Holdings, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 20, 2013.

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

CALERES, INC.

By:	/s/ Kenneth H. Hannah
Kenneth H. Hannah
Senior Vice President and Chief Financial Officer

Date: March 29, 2016

Know all men by these presents, that each person whose signature appears below constitutes and appoints Diane M. Sullivan and Kenneth H. Hannah his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, on the dates and in the capacities indicated.

Signatures	Date	Title

/s/ Diane M. Sullivan
Diane M. Sullivan	March 29, 2016	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Kenneth H. Hannah
Kenneth H. Hannah	March 29, 2016	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mario L. Baeza
Mario L. Baeza	March 22, 2016	Director

/s/ W. Lee Capps
W. Lee Capps	March 22, 2016	Director

/s/ Lori H. Greeley
Lori H. Greeley	March 22, 2016	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	March 22, 2016	Director

/s/ Carla C. Hendra
Carla C. Hendra	March 22, 2016	Director

/s/ Ward M. Klein
Ward M. Klein	March 22, 2016	Director

/s/ Steven W. Korn
Steven W. Korn	March 22, 2016	Director

/s/ Patricia G. McGinnis
Patricia G. McGinnis	March 22, 2016	Director

/s/ W. Patrick McGinnis
W. Patrick McGinnis	March 22, 2016	Director