Form 10-Q
period 2016-04-30
CALERES INC
filed 2016-06-08
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2016

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of May 27, 2016, 43,396,318 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	April 30, 2016	May 2, 2015	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$149,534	$66,330	$118,151
Receivables, net	116,961	126,512	153,664
Inventories, net	487,876	498,513	546,745
Prepaid expenses and other current assets	39,809	41,003	56,505
Total current assets	794,180	732,358	875,065

Other assets	116,347	141,969	118,349
Goodwill	13,954	13,954	13,954
Intangible assets, net	116,025	119,703	116,945
Property and equipment	484,280	442,273	475,750
Allowance for depreciation	(298,694)	(288,923)	(296,740)
Net property and equipment	185,586	153,350	179,010
Total assets	$1,226,092	$1,161,334	$1,303,323

Liabilities and Equity
Current liabilities:
Trade accounts payable	$189,154	$172,116	$237,802
Other accrued expenses	125,405	137,732	152,497
Total current liabilities	314,559	309,848	390,299

Other liabilities:
Long-term debt	196,659	196,904	196,544
Deferred rent	46,728	41,441	46,506
Other liabilities	60,169	58,821	67,502
Total other liabilities	303,556	297,166	310,552

Equity:
Common stock	434	437	437
Additional paid-in capital	127,755	134,373	138,881
Accumulated other comprehensive (loss) income	(4,054)	3,672	(5,864)
Retained earnings	482,744	414,992	468,030
Total Caleres, Inc. shareholders’ equity	606,879	553,474	601,484
Noncontrolling interests	1,098	846	988
Total equity	607,977	554,320	602,472
Total liabilities and equity	$1,226,092	$1,161,334	$1,303,323
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 30, 2016	May 2, 2015
Net sales	$584,733	$602,283
Cost of goods sold	336,940	353,757
Gross profit	247,793	248,526
Selling and administrative expenses	219,050	218,190
Operating earnings	28,743	30,336
Interest expense	(3,610)	(4,463)
Interest income	247	304
Earnings before income taxes	25,380	26,177
Income tax provision	(7,502)	(6,786)
Net earnings	17,878	19,391
Net earnings attributable to noncontrolling interests	96	130
Net earnings attributable to Caleres, Inc.	$17,782	$19,261

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.41	$0.44

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.41	$0.44

Dividends per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	April 30, 2016	May 2, 2015
Net earnings	$17,878	$19,391
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,310	1,392
Pension and other postretirement benefits adjustments	(288)	(215)
Derivative financial instruments	(212)	(217)
Other comprehensive income, net of tax	1,810	960
Comprehensive income	19,688	20,351
Comprehensive income attributable to noncontrolling interests	110	134
Comprehensive income attributable to Caleres, Inc.	$19,578	$20,217
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	April 30, 2016	May 2, 2015
Operating Activities
Net earnings	$17,878	$19,391
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,019	8,558
Amortization of capitalized software	3,161	3,094
Amortization of intangible assets	920	930
Amortization of debt issuance costs and debt discount	432	301
Share-based compensation expense	1,987	1,687
Tax benefit related to share-based plans	(3,163)	(2,401)
Loss on disposal of property and equipment	79	213
Impairment charges for property and equipment	465	374
Deferred rent	222	1,699
Provision for doubtful accounts	182	(88)
Changes in operating assets and liabilities:
Receivables	36,522	10,224
Inventories	60,532	45,312
Prepaid expenses and other current and noncurrent assets	16,438	(2,365)
Trade accounts payable	(48,648)	(43,918)
Accrued expenses and other liabilities	(31,631)	(21,468)
Other, net	765	371
Net cash provided by operating activities	65,160	21,914

Investing Activities
Purchases of property and equipment	(16,367)	(12,905)
Capitalized software	(1,820)	(955)
Net cash used for investing activities	(18,187)	(13,860)

Financing Activities
Borrowings under revolving credit agreement	103,000	86,000
Repayments under revolving credit agreement	(103,000)	(86,000)
Dividends paid	(3,068)	(3,073)
Acquisition of treasury stock	(12,130)	(4,921)
Issuance of common stock under share-based plans, net	(4,149)	(3,751)
Tax benefit related to share-based plans	3,163	2,401
Net cash used for financing activities	(16,184)	(9,344)
Effect of exchange rate changes on cash and cash equivalents	594	217
Increase (decrease) in cash and cash equivalents	31,383	(1,073)
Cash and cash equivalents at beginning of period	118,151	67,403
Cash and cash equivalents at end of period	$149,534	$66,330
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 30, 2016.

Note 2	Impact of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued ASU 2015-14 to defer the effective date and ASUs 2016-08 and 2016-10 to clarify the implementation guidance in ASU 2014-09.  Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.   The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016.  The Company is currently evaluating the impact of the adoption of these ASUs on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The ASU also eliminates the real estate-specific provisions in the current standard. For lessors, ASU 2016-02 modifies the classification criteria and the accounting for sales-type and direct financing leases. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements. Due to the large number of retail operating leases to which the Company is a party, the Company anticipates that the impact to its condensed consolidated financial statements upon adoption in the first quarter of 2019 will be significant. However, the adoption of the ASU is not expected to trigger non-compliance with any covenant or other restriction under the provisions of any of the Company’s debt obligations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies accounting for certain aspects of share-based payments to employees, including income taxes, forfeitures and statutory income tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

Note 3	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended April 30, 2016 and May 2, 2015:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 30, 2016	May 2, 2015
NUMERATOR
Net earnings	$17,878	$19,391
Net earnings attributable to noncontrolling interests	(96)	(130)
Net earnings allocated to participating securities	(486)	(654)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$17,296	$18,607

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	42,433	42,313
Dilutive effect of share-based awards	163	145
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	42,596	42,458

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.41	$0.44

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.41	$0.44

Options to purchase 66,165 and 62,997 shares of common stock for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be antidilutive.

Note 4	Long-term and Short-term Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect, and a change of control event.  In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $50.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of April 30, 2016.

At April 30, 2016, the Company had no borrowings outstanding and $6.5 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $485.5 million at April 30, 2016.

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

The 2023 Senior Notes also contain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of April 30, 2016, the Company was in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Note 5	Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the thirteen weeks ended April 30, 2016 and May 2, 2015.

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended April 30, 2016
External sales	$364,596	$220,137	$—	$584,733
Intersegment sales	—	15,563	—	15,563
Operating earnings (loss)	25,753	9,623	(6,633)	28,743
Segment assets	540,914	428,077	257,101	1,226,092

Thirteen Weeks Ended May 2, 2015
External sales	$360,020	$242,263	$—	$602,283
Intersegment sales	—	17,326	—	17,326
Operating earnings (loss)	27,960	11,060	(8,684)	30,336
Segment assets	486,585	450,600	224,149	1,161,334

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	April 30, 2016	May 2, 2015
Operating earnings	$28,743	$30,336
Interest expense	(3,610)	(4,463)
Interest income	247	304
Earnings before income taxes	$25,380	$26,177

Note 6	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	April 30, 2016	May 2, 2015	January 30, 2016
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	183,068	183,068	183,068
Total intangible assets	185,868	185,868	185,868
Accumulated amortization	(69,843)	(66,165)	(68,923)
Total intangible assets, net	116,025	119,703	116,945
Goodwill
Brand Portfolio	13,954	13,954	13,954
Total goodwill	13,954	13,954	13,954
Goodwill and intangible assets, net	$129,979	$133,657	$130,899

Intangible assets consist primarily of owned and licensed trademarks, of which $20.8 million as of April 30, 2016, May 2, 2015 and January 30, 2016, are not subject to amortization. The remaining intangible assets are subject to amortization and have useful lives ranging from 15 to 40 years as of April 30, 2016. Amortization expense related to intangible assets was $0.9 million for the thirteen weeks ended April 30, 2016 and May 2, 2015.

Note 7	Shareholders’ Equity

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2016	$601,484	$988	$602,472
Net earnings	17,782	96	17,878
Other comprehensive income	1,810	14	1,824
Dividends paid	(3,068)	—	(3,068)
Acquisition of treasury stock	(12,130)	—	(12,130)
Issuance of common stock under share-based plans, net	(4,149)	—	(4,149)
Tax benefit related to share-based plans	3,163	—	3,163
Share-based compensation expense	1,987	—	1,987
Equity at April 30, 2016	$606,879	$1,098	$607,977

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2015	$540,910	$712	$541,622
Net earnings	19,261	130	19,391
Other comprehensive income	960	4	964
Dividends paid	(3,073)	—	(3,073)
Acquisition of treasury stock	(4,921)	—	(4,921)
Issuance of common stock under share-based plans, net	(3,751)	—	(3,751)
Tax benefit related to share-based plans	2,401	—	2,401
Share-based compensation expense	1,687	—	1,687
Equity at May 2, 2015	$553,474	$846	$554,320

Accumulated Other Comprehensive (Loss) Income
The following table sets forth the changes in accumulated other comprehensive (loss) income by component for the thirteen weeks ended April 30, 2016 and May 2, 2015:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance January 30, 2016	$(900)	$(5,356)	$392	$(5,864)
Other comprehensive income (loss) before reclassifications	2,310	—	(288)	2,022
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(477)	123	(354)
Tax provision (benefit)	—	189	(47)	142
Net reclassifications	—	(288)	76	(212)
Other comprehensive income (loss)	2,310	(288)	(212)	1,810
Balance April 30, 2016	$1,410	$(5,644)	$180	$(4,054)

Balance January 31, 2015	$(745)	$3,233	$224	$2,712
Other comprehensive income (loss) before reclassifications	1,392	—	(260)	1,132
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(357)	71	(286)
Tax provision (benefit)	—	142	(28)	114
Net reclassifications	—	(215)	43	(172)
Other comprehensive income (loss)	1,392	(215)	(217)	960
Balance May 2, 2015	$647	$3,018	$7	$3,672

(1)
Amounts reclassified are included in selling and administrative expenses. See Note 9 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)
Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses. See Notes 10 and 11 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 8	Share-Based Compensation

The Company recognized share-based compensation expense of $2.0 million and $1.7 million during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. In addition to share-based compensation expense, the Company recognized cash-

based expense related to performance share units and cash awards granted under the performance share plans of $0.8 million and $1.7 million during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.

The Company issued 387,605 and 344,679 shares of common stock during thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, for stock-based awards, stock options exercised and directors' fees.

The following table summarizes restricted stock activity for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	Thirteen Weeks Ended April 30, 2016			Thirteen Weeks Ended May 2, 2015
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

January 30, 2016	1,262,449	$19.55	January 31, 2015	1,562,470	$15.61
Granted	336,800	26.64	Granted	285,421	30.06
Forfeited	(29,250)	20.53	Forfeited	(34,850)	21.01
Vested	(419,250)	9.18	Vested	(350,625)	14.58
April 30, 2016	1,150,749	$25.38	May 2, 2015	1,462,416	$18.57

Of the 336,800 restricted shares granted during the thirteen weeks ended April 30, 2016, all of the shares will vest in four years. Of the 285,421 restricted shares granted during the thirteen weeks ended May 2, 2015, 272,921 will vest in four years and the remaining 12,500 restricted shares will vest in five years. Share-based compensation expense is recognized on a straight-line basis over the respective vesting periods.

During the thirteen weeks ended April 30, 2016 and May 2, 2015, the Company granted performance share awards for a targeted 159,000 and 177,921 shares, respectively, with a weighted-average grant date fair value of $26.64 and $30.12, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash and their fair value is based on the unadjusted quoted market price for the Company’s common stock on each measurement date.

The following table summarizes stock option activity for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	Thirteen Weeks Ended April 30, 2016			Thirteen Weeks Ended May 2, 2015
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

January 30, 2016	301,295	$8.95	January 31, 2015	416,803	$8.42
Granted	—	—	Granted	16,667	12.81
Exercised	(50,066)	7.17	Exercised	(58,633)	6.98
Forfeited	(7,499)	15.94	Forfeited	(1,500)	15.94
Expired	(14,625)	10.75	Expired	(36,451)	6.95
April 30, 2016	229,105	$8.99	May 2, 2015	336,886	$9.01

Of the 16,667 stock options granted during the thirteen weeks ended May 2, 2015, 8,333 will vest in four years and 8,334 will vest in five years.

The Company also granted 853 and 704 restricted stock units to non-employee directors during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, with weighted-average grant date fair values of $28.09 and $32.30, respectively. All restricted stock units for dividend equivalents vested immediately and compensation expense was fully recognized during the thirteen weeks ended April 30, 2016 and May 2, 2015.

Note 9	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Service cost	$2,263	$3,329	$—	$—
Interest cost	3,861	3,586	15	15
Expected return on assets	(7,223)	(7,655)	—	—
Amortization of:
Actuarial loss (gain)	38	166	(55)	(48)
Prior service income	(460)	(475)	—	—
Total net periodic benefit income	$(1,521)	$(1,049)	$(40)	$(33)

Note 10	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through April 2017. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company’s hedging strategy uses foreign currency forward contracts as cash flow hedging instruments, which are recorded in the Company's condensed consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive (loss) income and reclassified to earnings in the period that the hedged transaction is recognized in earnings.

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen weeks ended April 30, 2016 and May 2, 2015 was not material.

As of April 30, 2016, May 2, 2015 and January 30, 2016, the Company had forward contracts maturing at various dates through April 2017,  April 2016 and January 2017, respectively. The contract notional amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Notional Amount
(U.S. $ equivalent in thousands)	April 30, 2016	May 2, 2015	January 30, 2016
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$15,767	$17,635	$14,118
Euro	15,182	16,449	15,499
Chinese yuan	14,066	10,978	14,623
Japanese yen	1,152	1,483	1,159
United Arab Emirates dirham	900	932	930
New Taiwanese dollars	514	528	570
Other currencies	170	—	219
Total financial instruments	$47,751	$48,005	$47,118

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of April 30, 2016, May 2, 2015 and January 30, 2016 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

April 30, 2016	Prepaid expenses and other current assets	$615	Other accrued expenses	$962
May 2, 2015	Prepaid expenses and other current assets	973	Other accrued expenses	1,032
January 30, 2016	Prepaid expenses and other current assets	1,000	Other accrued expenses	846

For the thirteen weeks ended April 30, 2016 and May 2, 2015, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	April 30, 2016		May 2, 2015

Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	(Loss) Gain Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$(164)	$(36)	$25	$54
Cost of goods sold	(113)	83	(201)	(129)
Selling and administrative expenses	51	(170)	(88)	4
Interest expense	(38)	—	(22)	—

All gains and losses currently included within accumulated other comprehensive (loss) income associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 11 to the condensed consolidated financial statements.

Note 11	Fair Value Measurements

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

Money Market Funds
The Company has cash equivalents consisting of short-term money market funds backed by U.S. Treasury securities. The primary objective of these investing activities is to preserve the Company’s capital for the purpose of funding operations and it does not enter into money market funds for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

Restricted Stock Units for Non-Employee Directors
Under the Company’s incentive compensation plans, cash-equivalent restricted stock units (“RSUs”) of the Company may be granted at no cost to non-employee directors. The RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units, and are settled in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. The fair value of each RSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  Additional information related to restricted stock units for non-employee directors is disclosed in Note 8 to the condensed consolidated financial statements.

Performance Share Units
Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which generally vest over a three-year service period. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. The fair value of each performance share unit is based on an unadjusted quoted market price of the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  Additional information related to performance share units is disclosed in Note 8 to the condensed consolidated financial statements.

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed within Note 10 to the condensed consolidated financial statements.

Secured Convertible Note
The Company received a $7.5 million face value secured convertible note as partial consideration for the December 2014 disposition of Shoes.com. The convertible note requires installments over four years with the first payment of $1.25 million due on July 1, 2017 and quarterly installments of $0.6 million thereafter, plus accrued interest, until it matures on December 12, 2019. Interest accrues at an annual rate of 6% until December 11, 2016, 7% until December 11, 2017, 8% until December 11, 2018, and 9% until the maturity date. The principal and outstanding accrued interest is convertible into common stock of an affiliate of ShoeMe Technologies Limited ("the Purchaser") at a specified conversion price per share, at the Company's option, or automatically upon a qualified initial public offering ("IPO") by the Purchaser at the IPO price. The convertible note is measured at fair value using unobservable inputs (Level 3). The fair value of the convertible note of $7.2 million, $7.0 million and $7.1 million at April 30, 2016, May 2, 2015 and January 30, 2016, respectively, is included in other assets on the condensed consolidated balance sheets. The change in fair value during the thirteen weeks ended April 30, 2016 and May 2, 2015 reflects interest income of $0.1 million for the respective periods.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2016, May 2, 2015 and January 30, 2016. The Company did not have any transfers between Level 1 and Level 2 during 2015 or the thirteen weeks ended April 30, 2016.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of April 30, 2016:
Cash equivalents – money market funds	$129,576	$129,576	$—	$—
Non-qualified deferred compensation plan assets	4,557	4,557	—	—
Non-qualified deferred compensation plan liabilities	(4,557)	(4,557)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,657)	(1,657)	—	—
Restricted stock units for non-employee directors	(8,576)	(8,576)	—	—
Performance share units	(1,838)	(1,838)	—	—
Derivative financial instruments, net	(347)	—	(347)	—
Secured convertible note	7,153	—	—	7,153
As of May 2, 2015:
Cash equivalents – money market funds	$50,602	$50,602	$—	$—
Non-qualified deferred compensation plan assets	3,795	3,795	—	—
Non-qualified deferred compensation plan liabilities	(3,795)	(3,795)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,200)	(2,200)	—	—
Restricted stock units for non-employee directors	(9,683)	(9,683)	—	—
Performance share units	(2,526)	(2,526)	—	—
Derivative financial instruments, net	(59)	—	(59)	—
Secured convertible note	7,049	—	—	7,049
As of January 30, 2016:
Cash equivalents – money market funds	$100,694	$100,694	$—	$—
Non-qualified deferred compensation plan assets	3,383	3,383	—	—
Non-qualified deferred compensation plan liabilities	(3,383)	(3,383)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,728)	(1,728)	—	—
Restricted stock units for non-employee directors	(8,879)	(8,879)	—	—
Performance share units	(3,780)	(3,780)	—	—
Derivative financial instruments, net	154	—	154	—
Secured convertible note	7,117	—	—	7,117

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $95.6 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges included in selling and administrative expenses of $0.5 million for the thirteen weeks ended April 30, 2016. Of the $0.5 million impairment charges, $0.3 million related to the Famous Footwear segment and $0.2 million related to the Brand Portfolio segment.  Long-lived assets held and used with a carrying amount of $86.4 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges included in selling and administrative expenses of $0.4 million for the thirteen weeks ended May 2, 2015. Of the $0.4 million impairment charges, $0.3 million related to the Famous Footwear segment and $0.1 million related to the Brand Portfolio segment.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	April 30, 2016			May 2, 2015			January 30, 2016
	Carrying	(1)	Fair	Carrying	(1)	Fair	Carrying	(1)	Fair
($ thousands)	Value		Value	Value		Value	Value		Value
Long-term debt - 2023 Senior Notes	$196,659		$205,000	$—		$—	$196,544		$196,000
Long-term debt - 2019 Senior Notes	—		—	196,904		207,500	—		—
Total debt	$196,659		$205,000	$196,904		$207,500	$196,544		$196,000

(1)
The carrying value of the long-term debt is net of deferred issuance costs of $3.3 million, $2.3 million and $3.5 million as of April 30, 2016, May 2, 2015 and January 30, 2016, respectively, as a result of the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of 2015.

The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 12	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 29.6% and 25.9% for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.

During the thirteen weeks ended April 30, 2016, the Company recognized a discrete tax benefit of $0.7 million reflecting the settlement of a federal tax audit issue. During the thirteen weeks ended May 2, 2015, the Company recognized discrete tax benefits of $1.6 million following the conversion of one of its primary operating subsidiaries to a limited liability company. As a result of that conversion, the Company recognized a tax benefit of $1.5 million upon the reversal of valuation allowances that had been previously fully reserved for certain operating loss carryforwards. If these discrete tax benefits had not been recognized during the thirteen weeks ended April 30, 2016 and May 2, 2015, the Company's effective tax rates would have been 32.3% and 32.1%, respectively.

Note 13	Related Party Transactions

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China, effective through August 2017. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China.  During the thirteen weeks ended April 30, 2016 and May 2, 2015, the Company, through its consolidated subsidiary, B&H Footwear, sold $2.2 million and $2.6 million, respectively, of Naturalizer footwear on a wholesale basis to CBI.

Note 14	Commitments and Contingencies

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The current on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. In May 2016, the Company submitted a revised plan to address on-site conditions, including direct treatment of source areas, and expects, subject to the approval of the oversight authorities, to begin implementing the revised plan later in 2016. As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. In 2014, the Company submitted a proposed expanded remedy workplan ("Expanded Remedy Workplan") that was accepted by the oversight authorities during 2015. The Company continues to implement the Expanded Remedy Workplan.

The cumulative expenditures for both on-site and off-site remediation through April 30, 2016 were $28.0 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at April 30, 2016 is $9.9 million, of which $9.1 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $9.9 million reserve, $5.0 million is for on-site remediation and $4.9 million is for off-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.1 million as of April 30, 2016. The Company expects to spend approximately $0.4 million, $0.3 million, $0.1 million, $0.1 million and $0.2 million during 2016, 2017, 2018, 2019 and 2020, respectively, and $14.0 million in the aggregate thereafter related to the on-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.2 million at April 30, 2016 to complete the cleanup, maintenance and monitoring at these sites, which has been discounted at 6.4%. Of the $1.2 million reserve, $1.0 million is recorded in other liabilities and $0.2 million is recorded in other accrued expenses. On an undiscounted basis, this liability would be $1.4 million. The Company expects to spend approximately $0.2 million in each of the next five years and $0.4 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

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

Note 15	Financial Information for the Company and its Subsidiaries

The Company's 2023 Senior Notes are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under the Credit Agreement, as further discussed in Note 4 to the condensed consolidated financial statements. The following tables present the condensed consolidating financial information for each of Caleres, Inc. (“Parent”), the Guarantors, and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. Guarantors are 100% owned by the Parent.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$47,611	$4,104	$97,819	$—	$149,534
Receivables, net	99,021	761	17,179	—	116,961
Inventories, net	96,450	370,114	21,312	—	487,876
Prepaid expenses and other current assets	12,950	21,546	5,313	—	39,809
Intercompany receivable – current	571	185	10,084	(10,840)	—
Total current assets	256,603	396,710	151,707	(10,840)	794,180
Other assets	95,244	13,253	7,850	—	116,347
Goodwill and intangible assets, net	115,002	2,800	12,177	—	129,979
Property and equipment, net	31,473	144,427	9,686	—	185,586
Investment in subsidiaries	1,040,178	—	(20,061)	(1,020,117)	—
Intercompany receivable – noncurrent	462,382	375,975	561,419	(1,399,776)	—
Total assets	$2,000,882	$933,165	$722,778	$(2,430,733)	$1,226,092

Liabilities and Equity
Current liabilities
Trade accounts payable	$42,121	$131,783	$15,250	$—	$189,154
Other accrued expenses	41,347	69,268	14,790	—	125,405
Intercompany payable – current	2,228	—	8,612	(10,840)	—
Total current liabilities	85,696	201,051	38,652	(10,840)	314,559
Other liabilities
Long-term debt	196,659	—	—	—	196,659
Other liabilities	36,925	66,321	3,651	—	106,897
Intercompany payable – noncurrent	1,074,723	38,518	286,535	(1,399,776)	—
Total other liabilities	1,308,307	104,839	290,186	(1,399,776)	303,556
Equity
Caleres, Inc. shareholders’ equity	606,879	627,275	392,842	(1,020,117)	606,879
Noncontrolling interests	—	—	1,098	—	1,098
Total equity	606,879	627,275	393,940	(1,020,117)	607,977
Total liabilities and equity	$2,000,882	$933,165	$722,778	$(2,430,733)	$1,226,092

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$187,187	$383,046	$38,796	$(24,296)	$584,733
Cost of goods sold	129,909	204,627	22,894	(20,490)	336,940
Gross profit	57,278	178,419	15,902	(3,806)	247,793
Selling and administrative expenses	49,542	157,103	16,211	(3,806)	219,050
Operating earnings (loss)	7,736	21,316	(309)	—	28,743
Interest expense	(3,608)	(2)	—	—	(3,610)
Interest income	157	—	90	—	247
Intercompany interest income (expense)	2,254	(2,301)	47	—	—
Earnings (loss) before income taxes	6,539	19,013	(172)	—	25,380
Income tax provision	(866)	(6,304)	(332)	—	(7,502)
Equity in earnings (loss) of subsidiaries, net of tax	12,109	—	(537)	(11,572)	—
Net earnings (loss)	17,782	12,709	(1,041)	(11,572)	17,878
Less: Net earnings attributable to noncontrolling interests	—	—	96	—	96
Net earnings (loss) attributable to Caleres, Inc.	$17,782	$12,709	$(1,137)	$(11,572)	$17,782

Comprehensive income	$19,578	$12,709	$228	$(12,827)	$19,688
Less: Comprehensive income attributable to noncontrolling interests	—	—	110	—	110
Comprehensive income attributable to Caleres, Inc.	$19,578	$12,709	$118	$(12,827)	$19,578

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$14,658	$42,360	$8,142	$—	$65,160

Investing activities
Purchases of property and equipment	(590)	(15,434)	(343)	—	(16,367)
Capitalized software	(1,097)	(723)	—	—	(1,820)
Intercompany investing	(2,815)	2,815	—	—	—
Net cash used for investing activities	(4,502)	(13,342)	(343)	—	(18,187)

Financing activities
Borrowings under revolving credit agreement	103,000	—	—	—	103,000
Repayments under revolving credit agreement	(103,000)	—	—	—	(103,000)
Dividends paid	(3,068)	—	—	—	(3,068)
Acquisition of treasury stock	(12,130)	—	—	—	(12,130)
Issuance of common stock under share-based plans, net	(4,149)	—	—	—	(4,149)
Tax benefit related to share-based plans	3,163	—	—	—	3,163
Intercompany financing	22,639	(24,914)	2,275	—	—
Net cash provided by (used for) financing activities	6,455	(24,914)	2,275	—	(16,184)
Effect of exchange rate changes on cash and cash equivalents	—	—	594	—	594
Increase in cash and cash equivalents	16,611	4,104	10,668	—	31,383
Cash and cash equivalents at beginning of period	31,000	—	87,151	—	118,151
Cash and cash equivalents at end of period	$47,611	$4,104	$97,819	$—	$149,534

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$31,000	$—	$87,151	$—	$118,151
Receivables, net	110,235	2,290	41,139	—	153,664
Inventories, net	151,704	371,538	23,503	—	546,745
Prepaid expenses and other current assets	29,765	24,597	8,109	(5,966)	56,505
Intercompany receivable – current	650	176	6,877	(7,703)	—
Total current assets	323,354	398,601	166,779	(13,669)	875,065
Other assets	94,767	15,772	7,810	—	118,349
Goodwill and intangible assets, net	115,558	2,800	12,541	—	130,899
Property and equipment, net	32,538	136,223	10,249	—	179,010
Investment in subsidiaries	1,028,143	—	(19,524)	(1,008,619)	—
Intercompany receivable – noncurrent	431,523	354,038	556,259	(1,341,820)	—
Total assets	$2,025,883	$907,434	$734,114	$(2,364,108)	$1,303,323

Liabilities and Equity
Current liabilities
Trade accounts payable	$78,332	$123,274	$36,196	$—	$237,802
Other accrued expenses	80,053	62,729	15,681	(5,966)	152,497
Intercompany payable – current	4,394	—	3,309	(7,703)	—
Total current liabilities	162,779	186,003	55,186	(13,669)	390,299
Other liabilities
Long-term debt	196,544	—	—	—	196,544
Other liabilities	44,011	66,302	3,695	—	114,008
Intercompany payable – noncurrent	1,021,065	39,175	281,580	(1,341,820)	—
Total other liabilities	1,261,620	105,477	285,275	(1,341,820)	310,552
Equity
Caleres, Inc. shareholders’ equity	601,484	615,954	392,665	(1,008,619)	601,484
Noncontrolling interests	—	—	988	—	988
Total equity	601,484	615,954	393,653	(1,008,619)	602,472
Total liabilities and equity	$2,025,883	$907,434	$734,114	$(2,364,108)	$1,303,323

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 2, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$3,564	$—	$62,766	$—	$66,330
Receivables, net	101,968	1,570	22,974	—	126,512
Inventories, net	95,948	380,104	22,461	—	498,513
Prepaid expenses and other current assets	12,519	22,119	6,365	—	41,003
Intercompany receivable – current	1,082	432	15,800	(17,314)	—
Total current assets	215,081	404,225	130,366	(17,314)	732,358
Other assets	121,441	13,551	6,977	—	141,969
Goodwill and intangible assets, net	117,226	2,800	13,631	—	133,657
Property and equipment, net	34,186	108,866	10,298	—	153,350
Investment in subsidiaries	955,609	—	(18,924)	(936,685)	—
Intercompany receivable – noncurrent	431,964	353,117	517,634	(1,302,715)	—
Total assets	$1,875,507	$882,559	$659,982	$(2,256,714)	$1,161,334

Liabilities and Equity
Current liabilities
Trade accounts payable	$3,417	$145,328	$23,371	$—	$172,116
Other accrued expenses	66,847	59,140	11,745	—	137,732
Intercompany payable – current	2,034	—	15,280	(17,314)	—
Total current liabilities	72,298	204,468	50,396	(17,314)	309,848
Other liabilities
Long-term debt	196,904	—	—	—	196,904
Other liabilities	34,689	61,678	3,895	—	100,262
Intercompany payable – noncurrent	1,018,142	37,477	247,096	(1,302,715)	—
Total other liabilities	1,249,735	99,155	250,991	(1,302,715)	297,166
Equity
Caleres, Inc. shareholders’ equity	553,474	578,936	357,749	(936,685)	553,474
Noncontrolling interests	—	—	846	—	846
Total equity	553,474	578,936	358,595	(936,685)	554,320
Total liabilities and equity	$1,875,507	$882,559	$659,982	$(2,256,714)	$1,161,334

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED MAY 2, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$192,351	$380,189	$54,981	$(25,238)	$602,283
Cost of goods sold	137,594	201,583	36,962	(22,382)	353,757
Gross profit	54,757	178,606	18,019	(2,856)	248,526
Selling and administrative expenses	52,936	152,246	15,864	(2,856)	218,190
Operating earnings	1,821	26,360	2,155	—	30,336
Interest expense	(4,462)	(1)	—	—	(4,463)
Interest income	251	—	53	—	304
Intercompany interest income (expense)	3,678	(3,722)	44	—	—
Earnings before income taxes	1,288	22,637	2,252	—	26,177
Income tax benefit (provision)	1,300	(7,724)	(362)	—	(6,786)
Equity in earnings (loss) of subsidiaries, net of tax	16,673	—	(15)	(16,658)	—
Net earnings	19,261	14,913	1,875	(16,658)	19,391
Less: Net earnings attributable to noncontrolling interests	—	—	130	—	130
Net earnings attributable to Caleres, Inc.	$19,261	$14,913	$1,745	$(16,658)	$19,261

Comprehensive income	$20,217	$14,913	$2,604	$(17,383)	$20,351
Less: Comprehensive income attributable to noncontrolling interests	—	—	134	—	134
Comprehensive income attributable to Caleres, Inc.	$20,217	$14,913	$2,470	$(17,383)	$20,217

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MAY 2, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(41,223)	$46,835	$16,302	$—	$21,914

Investing activities
Purchases of property and equipment	(6,328)	(6,302)	(275)	—	(12,905)
Capitalized software	(750)	(205)	—	—	(955)
Intercompany investing	(151)	151	—	—	—
Net cash used for investing activities	(7,229)	(6,356)	(275)	—	(13,860)

Financing activities
Borrowings under revolving credit agreement	86,000	—	—	—	86,000
Repayments under revolving credit agreement	(86,000)	—	—	—	(86,000)
Dividends paid	(3,073)	—	—	—	(3,073)
Acquisition of treasury stock	(4,921)	—	—	—	(4,921)
Issuance of common stock under share-based plans, net	(3,751)	—	—	—	(3,751)
Tax benefit related to share-based plans	2,401	—	—	—	2,401
Intercompany financing	47,469	(40,479)	(6,990)	—	—
Net cash provided by (used for) financing activities	38,125	(40,479)	(6,990)	—	(9,344)
Effect of exchange rate changes on cash and cash equivalents	—	—	217	—	217
(Decrease) increase in cash and cash equivalents	(10,327)	—	9,254	—	(1,073)
Cash and cash equivalents at beginning of period	13,891	—	53,512	—	67,403
Cash and cash equivalents at end of period	$3,564	$—	$62,766	$—	$66,330

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Financial Highlights
We are pleased with our financial performance during the first quarter of 2016 despite a challenging retail environment. Although sales at our retail store locations were impacted by lower customer traffic, we experienced solid gains in our online traffic and sales. Our Famous Footwear segment reported a 1.3% improvement in net sales, while our Brand Portfolio segment reported an increase in gross profit rate to 35.9% for the first quarter of 2016, from 33.2% for the first quarter of 2015.

The following is a summary of the financial highlights for the first quarter of 2016:

•
Consolidated net sales decreased $17.6 million, or 2.9%, to $584.7 million for the first quarter of 2016, compared to $602.3 million for the first quarter of 2015. Cooler weather during the quarter negatively impacted our net sales in an already difficult retail environment. Our Famous Footwear segment reported an increase in net sales of $4.6 million, or 1.3%. Our Brand Portfolio segment experienced a decline in net sales of $22.2 million, or 9.1%, reflecting lower net sales of our Dr. Scholl's, Naturalizer, Sam Edelman and LifeStride brands, partially offset by growth from our Vince brand. The decline in our Brand Portfolio net sales was driven by the planned exit of some lower margin categories.

•
Gross profit decreased $0.7 million to $247.8 million for the first quarter of 2016, compared to $248.5 million for the first quarter of 2015, reflecting lower gross profit in our Brand Portfolio segment, partially offset by an increase in the Famous Footwear segment.  As a percentage of net sales, gross profit increased to 42.4% for the first quarter of 2016, compared to 41.3% for the first quarter of 2015, reflecting an improved mix of higher margin brands and the exit of some lower margin categories within our Brand Portfolio segment and a decrease in our Famous Footwear segment.

•
Consolidated operating earnings decreased $1.6 million, or 5.3%, to $28.7 million in the first quarter of 2016, compared to $30.3 million for the first quarter of 2015, due in part to our investment in the development of our George Brown and Diane von Furstenberg brands.

•
Consolidated net earnings attributable to Caleres, Inc. were $17.8 million, or $0.41 per diluted share, in the first quarter of 2016, compared to net earnings of $19.3 million, or $0.44 per diluted share, in the first quarter of 2015.

Our debt-to-capital ratio improved to 24.4% as of April 30, 2016, compared to 26.2% as of May 2, 2015, and 24.6% as of January 30, 2016, primarily reflecting higher shareholders' equity due to the impact of our net earnings. Our current ratio increased to 2.52 to 1 as of April 30, 2016, compared to 2.36 to 1 at May 2, 2015, and 2.24 to 1 at January 30, 2016. The increase in the current ratio from May 2, 2015 to April 30, 2016 reflects higher cash and cash equivalents and a decrease in other accrued expenses, partially offset by an increase in accounts payable in the first quarter of 2016. The increase in the current ratio from January 30, 2016 to April 30, 2016 reflects a decrease in accounts payable and higher cash and cash equivalents, partially offset by a decrease in inventories and receivables.

Outlook for the Remainder of 2016
During the first quarter, we continued to manage inventory to deliver solid results, despite an uncertain retail environment. Throughout 2016, we will remain focused on our long-term strategy to deliver consistent, profitable and sustainable growth by investing in company-wide omni-channel efforts, our distribution center and consumer fulfillment initiatives and the opening of additional Famous Footwear and Sam Edelman retail locations.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
		% of Net Sales		% of Net Sales
($ millions)
Net sales	$584.7	100.0%	$602.3	100.0%
Cost of goods sold	336.9	57.6%	353.8	58.7%
Gross profit	247.8	42.4%	248.5	41.3%
Selling and administrative expenses	219.1	37.5%	218.2	36.3%
Operating earnings	28.7	4.9%	30.3	5.0%
Interest expense	(3.6)	(0.6)%	(4.4)	(0.7)%
Interest income	0.3	0.0%	0.3	0.0%
Earnings before income taxes	25.4	4.3%	26.2	4.3%
Income tax provision	(7.5)	(1.3)%	(6.8)	(1.1)%
Net earnings	17.9	3.0%	19.4	3.2%
Net earnings attributable to noncontrolling interests	0.1	0.0%	0.1	0.0%
Net earnings attributable to Caleres, Inc.	$17.8	3.0%	$19.3	3.2%

Net Sales
Net sales decreased $17.6 million, or 2.9%, to $584.7 million for the first quarter of 2016, compared to $602.3 million for the first quarter of 2015. Net sales at our Brand Portfolio segment decreased, while net sales at our Famous Footwear segment increased. Our Brand Portfolio segment reported a $22.2 million decrease in net sales, reflecting lower net sales of our Dr. Scholl's, Naturalizer, Sam Edelman and LifeStride brands, partially offset by growth from our Vince brand. The decline in our Brand Portfolio net sales was driven by the planned exit of some lower margin categories. Net sales of our Famous Footwear segment increased $4.6 million, or 1.3%, reflecting a 1.0% increase in same-store sales and a net increase in sales from new and closed stores, partially offset by a lower Canadian dollar exchange rate.

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

Gross Profit
Gross profit decreased $0.7 million, or 0.3%, to $247.8 million for the first quarter of 2016, compared to $248.5 million for the first quarter of 2015, reflecting lower gross profit in our Brand Portfolio segment, partially offset by an increase in the Famous Footwear segment.  As a percentage of net sales, gross profit increased to 42.4% for the first quarter of 2016, compared to 41.3% for the first quarter of 2015. This increase reflects higher rates in our Brand Portfolio segment, due to an improved mix of our higher margin brands and the exit of some lower margin categories. In addition, we experienced a higher consolidated mix of retail versus wholesale sales in the quarter, partially offset by an increase in freight expense attributable to higher e-commerce sales. Retail and wholesale net sales were 67% and 33%, respectively, in the first quarter of 2016, compared to 65% and 35% in the first quarter of 2015.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $0.9 million, or 0.4%, to $219.1 million for the first quarter of 2016, compared to $218.2 million in the first quarter of 2015. The increase was primarily driven by higher store rent and facilities costs, reflecting the opening and operation of several retail stores in prominent locations, and the investment in the development of our George Brown and Diane von Furstenberg brands. This increase was partially offset by a decrease in cash-based incentive compensation.

As a percentage of net sales, selling and administrative expenses increased to 37.5% for the first quarter of 2016 from 36.3% for the first quarter of 2015.

Operating Earnings
Operating earnings decreased $1.6 million, or 5.3%, to $28.7 million for the first quarter of 2016, compared to $30.3 million for the first quarter of 2015, reflecting lower net sales and higher selling and administrative expenses, partially offset by a higher gross profit rate.  As a percentage of net sales, operating earnings decreased to 4.9% for the first quarter of 2016, compared to 5.0% for the first quarter of 2015.

Interest Expense
Interest expense decreased $0.8 million, or 19.1%, to $3.6 million for the first quarter of 2016, compared to $4.4 million for the first quarter of 2015, primarily reflecting lower interest on our senior notes, as a result of the refinancing of $200.0 million of senior notes, which reduced the interest rate from 7.125% to 6.25%, as further discussed in Liquidity and Capital Resources.  In addition, during the first quarter of 2016, we capitalized interest of $0.4 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center, with no corresponding amounts capitalized in the first quarter of 2015.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 29.6% for the first quarter of 2016, compared to 25.9% for the first quarter of 2015. We recognized a discrete tax benefit of $0.7 million reflecting the settlement of a federal tax audit issue in the first quarter of 2016. During the first quarter of 2015, we recognized discrete tax benefits of $1.6 million primarily reflecting the reversal of valuation allowances following the conversion of one of our primary operating subsidiaries to a limited liability company. If these discrete tax benefits had not been recognized during the first quarter of 2016 and first quarter of 2015, our effective tax rates would have been 32.3% and 32.1%, respectively.

Net Earnings
Net earnings decreased $1.5 million, or 7.8%, to $17.9 million for the first quarter of 2016, compared to $19.4 million for the first quarter of 2015, reflecting the factors described above.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $17.8 million during the first quarter of 2016, compared to net earnings of $19.3 million during the first quarter of 2015, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$364.6	100.0%	$360.0	100.0%
Cost of goods sold	195.9	53.7%	191.8	53.3%
Gross profit	168.7	46.3%	168.2	46.7%
Selling and administrative expenses	142.9	39.2%	140.2	38.9%
Operating earnings	$25.8	7.1%	$28.0	7.8%

Key Metrics
Same-store sales % change	1.0%		1.8%
Same-store sales $ change	$3.5		$6.2
Sales change from new and closed stores, net	$1.3		$(0.6)
Impact of changes in Canadian exchange rate on sales	$(0.2)		$(0.2)
Sales change of Shoes.com (sold in December 2014)	N/A		$(12.1)
Sales per square foot, excluding e-commerce (thirteen weeks ended)	$50		$50
Sales per square foot, excluding e-commerce (trailing twelve months)	$217		$216
Square footage (thousand sq. ft.)	6,909		6,954

Stores opened	10		15
Stores closed	13		13
Ending stores	1,043		1,040

Net Sales
Net sales increased $4.6 million, or 1.3%, to $364.6 million for the first quarter of 2016, compared to $360.0 million for the first quarter of 2015. The increase was driven by a 1.0% increase in same-store sales and a net increase in sales from new and closed stores, partially offset by a lower Canadian dollar exchange rate.  Sales were strong during the first half of the quarter driven by unseasonably warm temperatures, but sluggish during the latter half as cooler weather returned. Famous Footwear reported an increase in online customer traffic, due in part to a redesigned mobile app during the quarter and the expansion of our in-store fulfillment program. The strong e-commerce sales were partially offset by a decline in traffic at our retail store locations. The segment experienced sales growth in lifestyle athletics, while sales of our dress, boots and sandals categories declined. During the first quarter of 2016, we opened 10 new stores and closed 13 stores, resulting in 1,043 stores and total square footage of 6.9 million at the end of the first quarter of 2016, compared to 1,040 stores and total square footage of 7.0 million at the end of the first quarter of 2015. On a trailing twelve month basis, sales per square foot, excluding e-commerce, increased 0.7% to $217 for the twelve months ended April 30, 2016, compared to $216 for the twelve months ended May 2, 2015. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment’s sales, with approximately 76% of our net sales made to Rewards program members in the first quarter of 2016, compared to 74% in the first quarter of 2015.

Gross Profit
Gross profit increased $0.5 million, or 0.3%, to $168.7 million for the first quarter of 2016, compared to $168.2 million for the first quarter of 2015. As a percentage of net sales, our gross profit was 46.3% for the first quarter of 2016, compared to 46.7% for the first quarter of 2015. The decrease in our gross profit rate reflects an increase in freight expense due to growth in our Famous.com business and, to a lesser extent, an increase in promotional activity during the quarter.

Selling and Administrative Expenses
Selling and administrative expenses increased $2.7 million, or 1.9%, to $142.9 million for the first quarter of 2016, compared to $140.2 million for the first quarter of 2015.  The increase was primarily attributable to higher store rent and facilities costs, which included expenses associated with the opening and operation of three prominent store locations, and higher warehouse and distribution costs during the first quarter of 2016. As a percentage of net sales, selling and administrative expenses increased to 39.2% for the first quarter of 2016, compared to 38.9% for the first quarter of 2015.

Operating Earnings
Operating earnings decreased $2.2 million, or 7.9%, to $25.8 million for the first quarter of 2016, compared to $28.0 million for the first quarter of 2015. The decrease reflects higher selling and administrative expenses, partially offset by higher net sales and gross profit. As a percentage of net sales, operating earnings decreased to 7.1% for the first quarter of 2016, compared to 7.8% for the first quarter of 2015.

BRAND PORTFOLIO
	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$220.1	100.0%	$242.3	100.0%
Cost of goods sold	141.0	64.1%	162.0	66.8%
Gross profit	79.1	35.9%	80.3	33.2%
Selling and administrative expenses	69.5	31.5%	69.2	28.6%
Operating earnings	$9.6	4.4%	$11.1	4.6%

Key Metrics
Wholesale/retail sales mix (%)	86%/14%		88%/12%
Change in wholesale net sales ($)	$(22.3)		$20.5
Unfilled order position at end of period	$339.7		$371.2

Same-store sales % change	(1.7)%		(2.5)%
Same-store sales $ change	$(0.5)		$(0.7)
Sales change from new and closed stores, net	$1.1		$(0.7)
Impact of changes in Canadian exchange rate on retail sales	$(0.5)		$(1.2)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$70		$78
Sales per square foot, excluding e-commerce (trailing twelve months)	$335		$370
Square footage (thousands sq. ft.)	304		295

Stores opened	4		—
Stores closed	1		6
Ending stores	168		165

Net Sales
Net sales decreased $22.2 million, or 9.1%, to $220.1 million for the first quarter of 2016, compared to $242.3 million for the first quarter of 2015.  The decrease reflects lower net sales of our Dr. Scholl's, Naturalizer, Sam Edelman and LifeStride brands, partially offset by growth from our Vince brand. The decline in net sales was driven by the planned exit of some lower margin categories. Our wholesale business has been impacted by the overall slower retail environment, as cautious retailers were focused on inventory productivity. In general, our strongest category has been lifestyle athletics, while sales of traditional dress footwear have been more sluggish. Our retail sales were impacted by a higher store count, partially offset by a lower Canadian dollar exchange rate and a decrease in same-store sales of 1.7%. During the first quarter of 2016, we opened four stores and closed one store, resulting in a total of 168 stores and total square footage of 0.3 million at the end of the first quarter of 2016, compared to 165 stores and total square footage of 0.3 million at the end of the first quarter of 2015. On a trailing twelve month basis, sales per square foot, excluding e-commerce, decreased 9.3% to $335 for the twelve months ended April 30, 2016, compared to $370 for the twelve months ended May 2, 2015. Our unfilled order position decreased $31.5 million, or 8.5%, to $339.7 million as of April 30, 2016, from $371.2 million as of May 2, 2015 primarily due to declines in our Naturalizer, Dr. Scholl's and LifeStride brands, partially offset by increases in our Carlos, Ryka and Via Spiga brands.

Gross Profit
Gross profit decreased $1.2 million, or 1.5%, to $79.1 million for the first quarter of 2016, compared to $80.3 million for the first quarter of 2015, driven by the decrease in net sales, partially offset by a higher gross profit rate. As a percentage of net sales, our gross profit increased to 35.9% for the first quarter of 2016, compared to 33.2% for the first quarter of 2015.  Our gross profit rate benefited from an improved mix of our higher margin brands and the exit of some lower margin categories.

Selling and Administrative Expenses
Selling and administrative expenses increased $0.3 million, or 0.3%, to $69.5 million for the first quarter of 2016, compared to $69.2 million for the first quarter of 2015, driven by higher store rent and facilities costs, reflecting four new Sam Edelman retail stores opened during the first quarter, and the investment in the development of our George Brown and Diane von Furstenberg brands. This increase was partially offset by lower anticipated payments under our cash-based incentive plans. As a percentage of net sales, selling and administrative expenses increased to 31.5% for the first quarter of 2016, compared to 28.6% for the first quarter of 2015.

Operating Earnings
Operating earnings decreased $1.5 million, or 13.0%, to $9.6 million for the first quarter of 2016, compared to $11.1 million for the first quarter of 2015. The decrease was driven by lower net sales and an increase in selling and administrative expenses, partially offset by a higher gross profit rate. As a percentage of net sales, operating earnings decreased to 4.4% for the first quarter of 2016, compared to 4.6% in the first quarter of 2015.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $6.6 million were incurred for the first quarter of 2016 compared to costs of $8.7 million for the first quarter of 2015. The $2.1 million decrease in costs was primarily attributable to lower variable compensation expense related to the Company's performance share and restricted stock units, due to a decline in our stock price during the first quarter, as well as lower salaries and benefits.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	April 30, 2016	May 2, 2015	January 30, 2016
Long-term debt – 2023 Senior Notes	$196.7	$—	$196.5
Long-term debt – 2019 Senior notes	—	196.9	—
Total debt	$196.7	$196.9	$196.5

Total debt obligations of $196.7 million at April 30, 2016, decreased $0.2 million compared to $196.9 million at May 2, 2015 and increased $0.2 million compared to $196.5 million at January 30, 2016.  Interest expense for the first quarter of 2016 decreased $0.8 million to $3.6 million, compared to $4.4 million for the first quarter of 2015 primarily as a result of lower interest on our senior notes as a result of the redemption of our senior notes due in 2019 ("2019 Senior Notes") and the issuance of senior notes due in 2023 ("2023 Senior Notes") reducing our interest rate from 7.125% to 6.25%, as further described below. In addition, we capitalized $0.4 million of interest costs associated with the expansion and modernization of our Lebanon, Tennessee distribution center during the first quarter of 2016.

At April 30, 2016, we had no borrowings outstanding and $6.5 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $485.5 million at April 30, 2016. We were in compliance with all covenants and restrictions under the Credit Agreement as of April 30, 2016.

$200 Million Senior Notes
As further discussed in Note 4 to the condensed consolidated financial statements, on July 20, 2015, we commenced a cash tender offer for our 2019 Senior Notes. The tender offer expired on July 24, 2015 and $160.7 million aggregate principal amount of the 2019 Senior Notes were tendered. The remaining $39.3 million aggregate principal amount of 2019 Senior Notes was redeemed on August 26, 2015.

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

The 2023 Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of April 30, 2016, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	April 30, 2016	May 2, 2015	Change
Net cash provided by operating activities	$65.2	$21.9	$43.3
Net cash used for investing activities	(18.2)	(13.9)	(4.3)
Net cash used for financing activities	(16.2)	(9.3)	(6.9)
Effect of exchange rate changes on cash and cash equivalents	0.6	0.2	0.4
Increase (decrease) in cash and cash equivalents	$31.4	$(1.1)	$32.5

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $43.3 million higher in the first quarter of 2016 as compared to the first quarter of 2015, reflecting the following factors:

•	A larger decrease in receivables in the first quarter of 2016 compared to the comparable period in 2015, due primarily to a decrease in wholesale sales volume;

•
A decrease in prepaid expenses and other current and noncurrent assets in the first quarter of 2016, compared to an increase in the comparable period in 2015 driven by a decrease in deferred tax assets; and

•	A larger decrease in inventories in the first quarter of 2016 compared to the comparable period in 2015, reflecting our continued focus on inventory management; partially offset by

•
A larger decrease in accrued expenses and other liabilities in the first quarter of 2016 compared to the comparable period in 2015, driven by a decrease in interest payable as a result of a lower interest rate and timing of payments on our 2023 Senior Notes.

Cash used for investing activities was $4.3 million higher in the first quarter of 2016, as compared to the comparable period in 2015 due primarily to increased purchases of property and equipment in the first quarter of 2016, driven by the expansion and modernization of one of our distribution centers as well as the opening of retail store locations. For fiscal 2016, we expect purchases of property and equipment and capitalized software of approximately $70 million.

Cash used for financing activities was $6.9 million higher for the first quarter of 2016 as compared to the comparable period in 2015 primarily reflecting an increase in the acquisition of treasury stock.

A summary of key financial data and ratios at the dates indicated is as follows:

	April 30, 2016	May 2, 2015	January 30, 2016
Working capital ($ millions) (1)	$479.6	$422.5	$484.8
Debt-to-capital ratio (2)	24.4%	26.2%	24.6%
Current ratio (3)	2.52:1	2.36:1	2.24:1

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

(3)	The current ratio has been computed by dividing total current assets by total current liabilities.

Working capital at April 30, 2016 was $479.6 million, which was $57.1 million higher than at May 2, 2015 and $5.2 million lower than at January 30, 2016. Our current ratio increased to 2.52 to 1 as of April 30, 2016, compared to 2.36 to 1 at May 2, 2015, and 2.24 to 1 at January 30, 2016. The increase in working capital and the current ratio from May 2, 2015 to April 30, 2016 reflects higher cash and cash equivalents and a decrease in other accrued expenses, partially offset by an increase in accounts payable in the first quarter of 2016. The increase in cash and cash equivalents from May 2, 2015 to April 30, 2016 reflects our strong financial performance and related operating cash flows. The decrease in working capital from January 30, 2016 to April 30, 2016 reflects lower inventory levels and a decrease in receivables, partially offset by a decrease in accounts payable. The increase in the current ratio from January 30, 2016 to April 30, 2016 reflects a decrease in accounts payable and higher cash and cash equivalents, partially offset by a decrease in inventories and receivables. Our debt-to-capital ratio improved to 24.4% as of April 30, 2016, compared to 26.2% as of May 2, 2015, and 24.6% as of January 30, 2016, primarily reflecting higher shareholders' equity due to the impact of our net earnings.

At April 30, 2016, we had $149.5 million of cash and cash equivalents. The majority of this balance represents the accumulated unremitted earnings of our foreign subsidiaries, which are considered indefinitely reinvested.

We declared and paid dividends of $0.07 per share in both the first quarter of 2016 and the first quarter of 2015. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating lease commitments, long-term debt, interest on long-term debt, minimum license commitments, borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations.

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings under and repayments of our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 30, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. For further information, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 30, 2016.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) rapidly changing fashion trends and purchasing patterns; (iii) intense competition within the footwear industry; (iv) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (v) the ability to accurately forecast sales and manage inventory levels; (vi) cybersecurity threats or other major disruption to the Company’s information technology systems; (vii) customer concentration and increased consolidation in the retail industry; (viii) a disruption in the Company’s distribution centers; (ix) the ability to recruit and retain senior management and other key associates; (x) foreign currency fluctuations; (xi) compliance with applicable laws and standards with respect to labor, trade and product safety issues; (xii) the ability to secure/exit leases on favorable terms; (xiii) the ability to maintain relationships with current suppliers and (xiv) the ability to attract, retain and maintain good relationships with licensors and protect intellectual property rights.  The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 30, 2016, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended January 30, 2016.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of April 30, 2016, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 14 to the condensed consolidated financial statements and incorporated by reference herein.

ITEM 1A	RISK FACTORS

No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 30, 2016.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2016:

				Maximum Number of Shares that May Yet be Purchased Under the Program (1)
			Total Number Purchased as Part of Publicly Announced Program (1)
	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)

Fiscal Period

January 31, 2016 – February 27, 2016	6,152	$27.14	—	2,348,500

February 28, 2016 – April 2, 2016	365,431	27.93	200,000	2,148,500

April 3, 2016 – April 30, 2016	250,000	26.72	250,000	1,898,500

Total	621,583	$27.43	450,000	1,898,500

(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 450,000 shares were repurchased during the first quarter of 2016 and 151,500 shares were repurchased during fiscal year 2015. Therefore, there were 1.9 million shares authorized to be purchased under the program as of April 30, 2016. Our repurchases of common stock are limited under our debt agreements.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALERES, INC.

Date: June 8, 2016	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer