Form 10-Q
period 2016-07-30
CALERES INC
filed 2016-09-07
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 30, 2016

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of August 26, 2016, 42,920,038 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	July 30, 2016	August 1, 2015	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$165,729	$129,345	$118,151
Restricted cash	—	41,482	—
Receivables, net	144,309	144,213	153,664
Inventories, net	648,881	641,128	546,745
Prepaid expenses and other current assets	30,190	41,002	56,505
Total current assets	989,109	997,170	875,065

Other assets	115,448	142,646	118,349
Goodwill	13,954	13,954	13,954
Intangible assets, net	115,106	118,783	116,945
Property and equipment	489,638	444,674	475,750
Allowance for depreciation	(302,862)	(293,835)	(296,740)
Net property and equipment	186,776	150,839	179,010
Total assets	$1,420,393	$1,423,392	$1,303,323

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$—	$39,157	$—
Trade accounts payable	358,751	382,626	237,802
Other accrued expenses	142,085	135,117	152,497
Total current liabilities	500,836	556,900	390,299

Other liabilities:
Long-term debt	196,774	195,919	196,544
Deferred rent	47,452	40,981	46,506
Other liabilities	60,566	60,364	67,502
Total other liabilities	304,792	297,264	310,552

Equity:
Common stock	429	437	437
Additional paid-in capital	119,241	136,127	138,881
Accumulated other comprehensive (loss) income	(5,375)	3,027	(5,864)
Retained earnings	499,492	428,754	468,030
Total Caleres, Inc. shareholders’ equity	613,787	568,345	601,484
Noncontrolling interests	978	883	988
Total equity	614,765	569,228	602,472
Total liabilities and equity	$1,420,393	$1,423,392	$1,303,323
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$622,937	$637,834	$1,207,670	$1,240,117
Cost of goods sold	363,382	375,039	700,322	728,796
Gross profit	259,555	262,795	507,348	511,321
Selling and administrative expenses	227,297	227,061	446,347	445,251
Operating earnings	32,258	35,734	61,001	66,070
Interest expense	(3,479)	(4,345)	(7,089)	(8,808)
Loss on early extinguishment of debt	—	(8,690)	—	(8,690)
Interest income	310	238	557	542
Earnings before income taxes	29,089	22,937	54,469	49,114
Income tax provision	(9,410)	(6,074)	(16,912)	(12,860)
Net earnings	19,679	16,863	37,557	36,254
Net (loss) earnings attributable to noncontrolling interests	(89)	38	6	168
Net earnings attributable to Caleres, Inc.	$19,768	$16,825	$37,551	$36,086

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.46	$0.38	$0.87	$0.82

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.46	$0.38	$0.86	$0.82

Dividends per common share	$0.07	$0.07	$0.14	$0.14
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net earnings	$19,679	$16,863	$37,557	$36,254
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(804)	(949)	1,506	443
Pension and other postretirement benefits adjustments	(288)	(243)	(576)	(458)
Derivative financial instruments	(229)	547	(441)	330
Other comprehensive (loss) income, net of tax	(1,321)	(645)	489	315
Comprehensive income	18,358	16,218	38,046	36,569
Comprehensive (loss) income attributable to noncontrolling interests	(120)	37	(10)	171
Comprehensive income attributable to Caleres, Inc.	$18,478	$16,181	$38,056	$36,398
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	July 30, 2016	August 1, 2015
Operating Activities
Net earnings	$37,557	$36,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,325	17,500
Amortization of capitalized software	6,366	6,140
Amortization of intangible assets	1,839	1,850
Amortization of debt issuance costs and debt discount	864	617
Loss on early extinguishment of debt	—	8,690
Share-based compensation expense	4,329	3,680
Tax benefit related to share-based plans	(3,248)	(2,838)
Loss (gain) on disposal of property and equipment	519	(1,897)
Impairment charges for property and equipment	536	857
Deferred rent	946	1,239
Provision for doubtful accounts	105	100
Changes in operating assets and liabilities:
Receivables	9,301	(7,668)
Inventories	(101,032)	(98,445)
Prepaid expenses and other current and noncurrent assets	24,799	(11,633)
Trade accounts payable	120,949	166,786
Accrued expenses and other liabilities	(14,353)	(21,952)
Other, net	762	1,975
Net cash provided by operating activities	108,564	101,255

Investing Activities
Purchases of property and equipment	(27,443)	(24,872)
Proceeds from disposal of property and equipment	—	7,111
Capitalized software	(3,778)	(2,698)
Net cash used for investing activities	(31,221)	(20,459)

Financing Activities
Borrowings under revolving credit agreement	103,000	86,000
Repayments under revolving credit agreement	(103,000)	(86,000)
Proceeds from issuance of 2023 senior notes	—	200,000
Redemption of 2019 senior notes	—	(160,700)
Restricted cash	—	(41,482)
Debt issuance costs	—	(3,650)
Dividends paid	(6,089)	(6,135)
Acquisition of treasury stock	(23,139)	(4,921)
Issuance of common stock under share-based plans, net	(4,086)	(4,428)
Tax benefit related to share-based plans	3,248	2,838
Net cash used for financing activities	(30,066)	(18,478)
Effect of exchange rate changes on cash and cash equivalents	301	(376)
Increase in cash and cash equivalents	47,578	61,942
Cash and cash equivalents at beginning of period	118,151	67,403
Cash and cash equivalents at end of period	$165,729	$129,345
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued ASU 2015-14 to defer the effective date and ASUs 2016-08 and 2016-10 to clarify the implementation guidance in ASU 2014-09.  Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.   The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016.  The Company has completed an initial assessment of the ASU. Although the ASU will impact revenue recognition for each of the Company's reportable segments, the Company anticipates a more significant impact on its Famous Footwear segment, primarily due to the ASU's required treatment for loyalty programs (such as Rewards, the Company's loyalty program). While the Company is currently developing its implementation plan, it expects to adopt the ASU in the first quarter of 2018 using the full retrospective method. The Company anticipates that the adoption may have a material impact on the condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires entities to measure inventory at "the lower of cost and net realizable value", simplifying the current guidance under which entities must measure inventory at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using the last-in, first-out (LIFO) method. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. Because approximately 95% of the Company's inventories are valued using the LIFO method, the Company anticipates that the adoption of this ASU will not have a material impact on the condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies accounting for certain aspects of share-based payments to employees, including income taxes, forfeitures and statutory income tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The ASU requires certain income tax impacts related to share-based plans to be recorded within the income tax provision, rather than as a component of additional paid-in capital, as presented today. While the Company has not yet completed its analysis, the Company anticipates a greater degree of volatility in its income tax provision and effective income tax rate as a result of the required treatment under the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The ASU’s provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is adopted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

Note 3	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended July 30, 2016 and August 1, 2015:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands, except per share amounts)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
NUMERATOR
Net earnings	$19,679	$16,863	$37,557	$36,254
Net loss (earnings) attributable to noncontrolling interests	89	(38)	(6)	(168)
Net earnings allocated to participating securities	(523)	(544)	(1,014)	(1,195)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$19,245	$16,281	$36,537	$34,891

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	42,043	42,325	42,238	42,319
Dilutive effect of share-based awards	142	123	151	136
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	42,185	42,448	42,389	42,455

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.46	$0.38	$0.87	$0.82

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.46	$0.38	$0.86	$0.82

Options to purchase 66,165 shares of common stock for the thirteen and twenty-six weeks ended July 30, 2016 and 61,497 shares of common stock for the thirteen and twenty-six weeks ended August 1, 2015 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

The Company repurchased 450,000 and 900,000 shares during the thirteen and twenty-six weeks ended July 30, 2016, respectively, under the publicly announced share repurchase program, which permits repurchases of up to 2.5 million shares. During the twenty-six weeks ended August 1, 2015, 151,500 shares were repurchased. As of July 30, 2016, the Company has repurchased a total of 1.1 million shares at a cost of $28.1 million.

Note 4	Long-term and Short-term Financing Arrangements

Credit Agreement
The Company maintains a revolving credit facility for working capital needs in an aggregate amount of up to $600.0 million, with the option to increase by up to $150.0 million. On December 18, 2014, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Fourth Amended and Restated Credit Agreement, which was further amended on July 20, 2015 to release all of the Company’s subsidiaries that were borrowers under or that guaranteed the Credit Agreement other than Sidney Rich Associates, Inc. and BG Retail, LLC (as so amended, the “Credit Agreement”). After giving effect to the amendment, the Company is the lead borrower, and Sidney Rich Associates, Inc. and BG Retail, LLC are each co-borrowers and guarantors under the Credit Agreement. The Credit Agreement matures on December 18, 2019.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect, and a change of control event.  In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $50.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of July 30, 2016.

At July 30, 2016, the Company had no borrowings outstanding and $6.5 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $593.5 million at July 30, 2016.

$200 Million Senior Notes Due 2019
During 2011, the Company issued $200.0 million aggregate principal amount of 7.125% Senior Notes due 2019 (the “2019 Senior Notes”).  The 2019 Senior Notes were guaranteed on a senior unsecured basis by each of its subsidiaries that was an obligor under the Credit Agreement. Interest on the 2019 Senior Notes was payable on May 15 and November 15 of each year. The 2019 Senior Notes were scheduled to mature on May 15, 2019 but were callable at specified redemption prices, plus accrued and unpaid interest.

On July 20, 2015, the Company commenced a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding aggregate principal amount of its 2019 Senior Notes. Upon expiration of the Tender Offer on July 24, 2015, $160.7 million aggregate principal amount of the 2019 Senior Notes were validly tendered at the redemption price of 103.950%, representing the specified redemption price and a tender premium. On August 26, 2015, the remaining outstanding $39.3 million aggregate principal amount of outstanding 2019 Senior Notes were redeemed at the redemption price of 103.563%. During the thirteen and twenty-

six weeks ended August 1, 2015, the Company recognized a loss on the early extinguishment of the 2019 Senior Notes of $8.7 million, representing the tender offer and call premiums, the unamortized debt issuance costs and the original issue discount associated with the portion of the 2019 Senior Notes that were redeemed during the thirteen weeks ended August 1, 2015.

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

The 2023 Senior Notes also contain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of July 30, 2016, the Company was in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Note 5	Business Segment Information
Following is a summary of certain key financial measures for the Company’s business segments for the periods ended July 30, 2016 and August 1, 2015.

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended July 30, 2016
External sales	$390,123	$232,814	$—	$622,937
Intersegment sales	—	30,589	—	30,589
Operating earnings (loss)	22,604	17,463	(7,809)	32,258
Segment assets	644,446	518,636	257,311	1,420,393

Thirteen Weeks Ended August 1, 2015
External sales	$395,873	$241,961	$—	$637,834
Intersegment sales	—	32,962	—	32,962
Operating earnings (loss)	27,672	16,005	(7,943)	35,734
Segment assets	608,353	540,582	274,457	1,423,392

Twenty-six Weeks Ended July 30, 2016
External sales	$754,719	$452,951	$—	$1,207,670
Intersegment sales	—	46,152	—	46,152
Operating earnings (loss)	48,358	27,085	(14,442)	61,001

Twenty-six Weeks Ended August 1, 2015
External sales	$755,893	$484,224	$—	$1,240,117
Intersegment sales	—	50,288	—	50,288
Operating earnings (loss)	55,632	27,065	(16,627)	66,070

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Operating earnings	$32,258	$35,734	$61,001	$66,070
Interest expense	(3,479)	(4,345)	(7,089)	(8,808)
Loss on early extinguishment of debt	—	(8,690)	—	(8,690)
Interest income	310	238	557	542
Earnings before income taxes	$29,089	$22,937	$54,469	$49,114

Note 6	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	July 30, 2016	August 1, 2015	January 30, 2016
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	183,068	183,068	183,068
Total intangible assets	185,868	185,868	185,868
Accumulated amortization	(70,762)	(67,085)	(68,923)
Total intangible assets, net	115,106	118,783	116,945
Goodwill
Brand Portfolio	13,954	13,954	13,954
Total goodwill	13,954	13,954	13,954
Goodwill and intangible assets, net	$129,060	$132,737	$130,899

Intangible assets consist primarily of owned and licensed trademarks, of which $20.8 million as of July 30, 2016, August 1, 2015 and January 30, 2016, are not subject to amortization. The remaining intangible assets are subject to amortization and have useful lives ranging from 15 to 40 years as of July 30, 2016. Amortization expense related to intangible assets was $0.9 million for the thirteen weeks ended July 30, 2016 and August 1, 2015 and $1.8 million and $1.9 million for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

Note 7	Shareholders’ Equity

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the twenty-six weeks ended July 30, 2016 and August 1, 2015:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2016	$601,484	$988	$602,472
Net earnings	37,551	6	37,557
Other comprehensive income (loss)	489	(16)	473
Dividends paid	(6,089)	—	(6,089)
Acquisition of treasury stock	(23,139)	—	(23,139)
Issuance of common stock under share-based plans, net	(4,086)	—	(4,086)
Tax benefit related to share-based plans	3,248	—	3,248
Share-based compensation expense	4,329	—	4,329
Equity at July 30, 2016	$613,787	$978	$614,765

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2015	$540,910	$712	$541,622
Net earnings	36,086	168	36,254
Other comprehensive income	315	3	318
Dividends paid	(6,135)	—	(6,135)
Acquisition of treasury stock	(4,921)	—	(4,921)
Issuance of common stock under share-based plans, net	(4,428)	—	(4,428)
Tax benefit related to share-based plans	2,838	—	2,838
Share-based compensation expense	3,680	—	3,680
Equity at August 1, 2015	$568,345	$883	$569,228

Accumulated Other Comprehensive (Loss) Income
The following table sets forth the changes in accumulated other comprehensive (loss) income by component for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance April 30, 2016	$1,410	$(5,644)	$180	$(4,054)
Other comprehensive loss before reclassifications	(804)	—	(351)	(1,155)
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(477)	190	(287)
Tax provision (benefit)	—	189	(68)	121
Net reclassifications	—	(288)	122	(166)
Other comprehensive loss	(804)	(288)	(229)	(1,321)
Balance July 30, 2016	$606	$(5,932)	$(49)	$(5,375)

Balance May 2, 2015	$647	$3,018	$7	$3,672
Other comprehensive (loss) income before reclassifications	(949)	—	625	(324)
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(401)	(109)	(510)
Tax provision	—	158	31	189
Net reclassification	—	(243)	(78)	(321)
Other comprehensive (loss) income	(949)	(243)	547	(645)
Balance August 1, 2015	$(302)	$2,775	$554	$3,027

Balance January 30, 2016	$(900)	$(5,356)	$392	$(5,864)
Other comprehensive income (loss) before reclassifications	1,506	—	(639)	867
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(954)	313	(641)
Tax provision (benefit)	—	378	(115)	263
Net reclassifications	—	(576)	198	(378)
Other comprehensive income (loss)	1,506	(576)	(441)	489
Balance July 30, 2016	$606	$(5,932)	$(49)	$(5,375)

Balance January 31, 2015	$(745)	$3,233	$224	$2,712
Other comprehensive income before reclassifications	443	—	365	808
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(758)	(38)	(796)
Tax provision	—	300	3	303
Net reclassifications	—	(458)	(35)	(493)
Other comprehensive income (loss)	443	(458)	330	315
Balance August 1, 2015	$(302)	$2,775	$554	$3,027

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

The Company recognized share-based compensation expense of $2.3 million and $2.0 million during the thirteen weeks and $4.3 million and $3.7 million during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. In addition to share-based compensation expense, the Company recognized cash-based expense related to performance share units and cash awards granted under the performance share plans of $0.9 million and $2.5 million during the thirteen weeks and $1.7 million and $4.1 million during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

The Company issued 20,829 and 20,163 shares of common stock during the thirteen weeks and 408,434 and 364,842 during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, for stock-based awards, stock options exercised and directors' fees.

The following table summarizes restricted stock activity for the periods ended July 30, 2016 and August 1, 2015:

	Thirteen Weeks Ended July 30, 2016			Thirteen Weeks Ended August 1, 2015
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

April 30, 2016	1,150,749	$25.38	May 2, 2015	1,462,416	$18.57
Granted	13,800	24.85	Granted	8,000	31.67
Forfeited	(19,250)	26.59	Forfeited	(15,000)	16.04
Vested	(6,000)	11.72	Vested	(59,800)	11.61
July 30, 2016	1,139,299	$25.42	August 1, 2015	1,395,616	$18.97

	Twenty-six Weeks Ended July 30, 2016			Twenty-six Weeks Ended August 1, 2015
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

January 30, 2016	1,262,449	$19.55	January 31, 2015	1,562,470	$15.61
Granted	350,600	26.57	Granted	293,421	30.11
Forfeited	(48,500)	22.94	Forfeited	(49,850)	19.51
Vested	(425,250)	9.22	Vested	(410,425)	14.15
July 30, 2016	1,139,299	$25.42	August 1, 2015	1,395,616	$18.97

Of the 13,800 and 8,000 restricted shares granted during the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, all of the shares have a vesting term of four years. Of the 350,600 restricted shares granted during the twenty-six weeks ended July 30, 2016, all of the shares have a vesting term of four years. Of the 293,421 restricted shares granted during the twenty-six weeks ended August 1, 2015, 280,921 have a vesting term of four years and 12,500 of the shares have a vesting term of five years. Share-based compensation expense is recognized on a straight-line basis over the respective vesting periods.

During the thirteen weeks ended July 30, 2016 and August 1, 2015, the Company granted no performance share awards. During the twenty-six weeks ended July 30, 2016 and August 1, 2015, the Company granted performance share awards for a targeted 159,000 and 177,921 shares, respectively, with a weighted-average grant date fair value of $26.64 and $30.12, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash and their fair value is based on the unadjusted quoted market price for the Company’s common stock on each measurement date.

The following table summarizes stock option activity for the periods ended July 30, 2016 and August 1, 2015:

	Thirteen Weeks Ended July 30, 2016			Thirteen Weeks Ended August 1, 2015
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

April 30, 2016	229,105	$8.99	May 2, 2015	336,886	$9.01
Granted	—	—	Granted	—	—
Exercised	(6,315)	9.28	Exercised	(12,000)	7.83
Forfeited	—	—	Forfeited	(1,500)	15.94
Expired	—	—	Expired	—	—
July 30, 2016	222,790	$8.98	August 1, 2015	323,386	$9.02

	Twenty-six Weeks Ended July 30, 2016			Twenty-six Weeks Ended August 1, 2015
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

January 30, 2016	301,295	$8.95	January 31, 2015	416,803	$8.42
Granted	—	—	Granted	16,667	12.81
Exercised	(56,381)	7.41	Exercised	(70,633)	7.13
Forfeited	(7,499)	15.94	Forfeited	(3,000)	15.94
Expired	(14,625)	10.75	Expired	(36,451)	6.95
July 30, 2016	222,790	$8.98	August 1, 2015	323,386	$9.02

Of the 16,667 stock options granted during the twenty-six weeks ended August 1, 2015, 8,333 have a vesting period of four years and 8,334 have a vesting period of five years.

The Company also granted 53,310 and 36,740 restricted stock units to non-employee directors during the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, with weighted-average grant date fair values of $21.62 and $31.68, respectively. The Company granted 54,163 and 37,444 restricted stock units to non-employee directors during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, with weighted-average grant date fair values of $21.72 and $31.69, respectively. All restricted stock units for dividend equivalents vested immediately and compensation expense was fully recognized during the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015.

Note 9	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Service cost	$1,904	$2,993	$—	$—
Interest cost	3,810	3,578	15	14
Expected return on assets	(7,252)	(8,190)	—	—
Amortization of:
Actuarial loss (gain)	39	143	(55)	(63)
Prior service income	(461)	(481)	—	—
Settlement cost	250	—	—	—
Total net periodic benefit income	$(1,710)	$(1,957)	$(40)	$(49)

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Service cost	$4,167	$6,322	$—	$—
Interest cost	7,671	7,164	30	28
Expected return on assets	(14,475)	(15,845)	—	—
Amortization of:
Actuarial loss (gain)	77	309	(110)	(111)
Prior service income	(921)	(956)	—	—
Settlement cost	250	—	—	—
Total net periodic benefit income	$(3,231)	$(3,006)	$(80)	$(83)

Note 10	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through July 2017. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 was not material.

As of July 30, 2016, August 1, 2015 and January 30, 2016, the Company had forward contracts maturing at various dates through July 2017, July 2016 and January 2017, respectively. The contract notional amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Notional Amount
(U.S. $ equivalent in thousands)	July 30, 2016	August 1, 2015	January 30, 2016
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$17,404	$19,650	$14,118
Euro	13,544	18,035	15,499
Chinese yuan	12,477	15,214	14,623
Japanese yen	1,026	1,208	1,159
United Arab Emirates dirham	939	861	930
New Taiwanese dollars	522	537	570
Other currencies	174	235	219
Total financial instruments	$46,086	$55,740	$47,118

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of July 30, 2016, August 1, 2015 and January 30, 2016 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:

July 30, 2016	Prepaid expenses and other current assets	$365	Other accrued expenses	$565
August 1, 2015	Prepaid expenses and other current assets	1,166	Other accrued expenses	453
January 30, 2016	Prepaid expenses and other current assets	1,000	Other accrued expenses	846

For the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 30, 2016		August 1, 2015

Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	(Loss) Gain Reclassified from Accumulated OCI into Earnings	Gain Recognized in OCI on Derivatives	Gain Reclassified from Accumulated OCI into Earnings

Net sales	$(25)	$(36)	$35	$59
Cost of goods sold	(472)	33	733	7
Selling and administrative expenses	(75)	(187)	121	43
Interest expense	14	—	8	—

	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 30, 2016		August 1, 2015

Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	Loss Recognized in OCI on Derivatives	(Loss) Gain Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$(189)	$(72)	$60	$113
Cost of goods sold	(585)	116	532	(122)
Selling and administrative expenses	(24)	(357)	33	47
Interest expense	(24)	—	(14)	—

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

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Note 10 to the condensed consolidated financial statements.

Secured Convertible Note
The Company received a $7.5 million face value secured convertible note as partial consideration for the December 2014 disposition of Shoes.com. The convertible note requires installments over four years with the first payment of $1.25 million due on July 1, 2017 and quarterly installments of $0.6 million thereafter, plus accrued interest, until it matures on December 12, 2019. Interest accrues at an annual rate of 6% until December 11, 2016, 7% until December 11, 2017, 8% until December 11, 2018, and 9% until the maturity date. The principal and outstanding accrued interest is convertible into common stock of an affiliate of ShoeMe Technologies Limited ("the Purchaser") at a specified conversion price per share, at the Company's option, or automatically upon a qualified initial public offering ("IPO") by the Purchaser at the IPO price. The convertible note is measured at fair value using unobservable inputs (Level 3). The fair value of the convertible note is $7.2 million at July 30, 2016, of which $1.3 million is included in prepaid expenses and other current assets and $5.9 million is included in other assets on the condensed consolidated balance sheets. The fair value of the convertible note of $7.1 million at August 1, 2015 and January 30, 2016 is included in other assets on the condensed consolidated balance sheets. The change in fair value reflects an immaterial amount of interest income for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 30, 2016, August 1, 2015 and January 30, 2016. The Company did not have any transfers between Level 1 and Level 2 during the twenty-six weeks ended July 30, 2016 or August 1, 2015.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of July 30, 2016:
Cash equivalents – money market funds	$132,320	$132,320	$—	$—
Non-qualified deferred compensation plan assets	4,637	4,637	—	—
Non-qualified deferred compensation plan liabilities	(4,637)	(4,637)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,705)	(1,705)	—	—
Restricted stock units for non-employee directors	(9,060)	(9,060)	—	—
Performance share units	(2,347)	(2,347)	—	—
Derivative financial instruments, net	(200)	—	(200)	—
Secured convertible note	7,190	—	—	7,190
As of August 1, 2015:
Cash equivalents – money market funds	$91,709	$91,709	$—	$—
Non-qualified deferred compensation plan assets	3,879	3,879	—	—
Non-qualified deferred compensation plan liabilities	(3,879)	(3,879)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,423)	(2,423)	—	—
Restricted stock units for non-employee directors	(10,263)	(10,263)	—	—
Performance share units	(3,518)	(3,518)	—	—
Derivative financial instruments, net	713	—	713	—
Secured convertible note	7,118	—	—	7,118
As of January 30, 2016:
Cash equivalents – money market funds	$100,694	$100,694	$—	$—
Non-qualified deferred compensation plan assets	3,383	3,383	—	—
Non-qualified deferred compensation plan liabilities	(3,383)	(3,383)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,728)	(1,728)	—	—
Restricted stock units for non-employee directors	(8,879)	(8,879)	—	—
Performance share units	(3,780)	(3,780)	—	—
Derivative financial instruments, net	154	—	154	—
Secured convertible note	7,117	—	—	7,117

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $96.6 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.2 million for the thirteen weeks ended July 30, 2016. Of the $0.2 million impairment charge included in selling and administrative expenses, an immaterial amount related to the Famous Footwear segment and $0.2 million related to the Brand Portfolio segment.  Impairment charges of $0.5 million were included in selling and administrative expenses for the twenty-six weeks ended July 30, 2016, of which $0.1 million related to the Famous Footwear segment and $0.4 million related to the Brand Portfolio segment. Long-lived assets held and used with a carrying amount of $82.3 million were assessed for indicators of impairment and written down to their fair value, resulting in impairment charges of $0.5 million for the thirteen weeks ended August 1, 2015. Of the $0.5 million impairment charge included in selling and administrative expenses, $0.3 million related to the Famous Footwear segment and $0.2 million related to the Brand Portfolio segment.  Impairment charges of $0.9 million were included in selling and administrative expenses for the twenty-six weeks ended August 1, 2015, of which $0.5 million related to the Famous Footwear segment and $0.4 million related to the Brand Portfolio segment.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), restricted cash, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	July 30, 2016			August 1, 2015			January 30, 2016
	Carrying		Fair	Carrying		Fair	Carrying		Fair
($ thousands)	Value	(1)	Value	Value	(1)	Value	Value	(1)	Value
Current portion of long-term debt	$—		$—	$39,157		$40,823	$—		$—
Long-term debt	196,774		205,500	195,919		202,000	196,544		196,000
Total debt	$196,774		$205,500	$235,076		$242,823	$196,544		$196,000

(1)
The carrying value of the long-term debt is net of deferred issuance costs of $3.2 million, $4.1 million and $3.5 million as of July 30, 2016, August 1, 2015 and January 30, 2016, respectively, as a result of the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of 2015.

The fair value of the Company’s current portion of long-term debt and long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 12	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 32.3% and 26.5% for the thirteen weeks and 31.0% and 26.2% for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

During the thirteen weeks ended July 30, 2016, the Company recognized a discrete tax benefit of $0.2 million reflecting the favorable settlement of a federal tax audit issue. During the thirteen weeks ended August 1, 2015, the Company recognized discrete tax benefits of $1.3 million. If these discrete tax benefits had not been recognized during the thirteen weeks ended July 30, 2016 and August 1, 2015, the Company's effective tax rates would have been 33.0% and 32.0%, respectively.

The Company recognized discrete tax benefits of $0.9 million during the twenty-six weeks ended July 30, 2016, reflecting the settlement of a federal tax audit issue. During the twenty-six weeks ended August 1, 2015 , the Company recognized discrete tax benefits of $2.9 million.  If these discrete tax benefits had not been recognized during the twenty-six weeks ended July 30, 2016 and August 1, 2015, the Company's effective tax rate would have been 32.7% and 32.1%, respectively.

Note 13	Related Party Transactions

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China, effective through August 2017. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China.  The Company, through its consolidated subsidiary, B&H Footwear, sold $1.6 million and $2.1 million during the thirteen weeks and $3.8 million and $4.7 million during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, of Naturalizer footwear on a wholesale basis to CBI. During the second quarter of 2016, the Company communicated its intention to dissolve the joint venture with CBI upon the expiration of the license to sell Naturalizer footwear.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The current on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. In May 2016, the Company submitted a revised plan to address on-site conditions, including direct treatment of source areas, and received approval from the oversight authorities to begin implementing the revised plan later in 2016. As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. In 2014, the Company submitted a proposed expanded remedy workplan that was accepted by the oversight authorities during 2015. The Company continues to implement the expanded remedy workplan.

The cumulative expenditures for both on-site and off-site remediation through July 30, 2016 were $28.3 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at July 30, 2016 is $9.8 million, of which $9.0 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $9.8 million reserve, $4.9 million is for on-site remediation and $4.9 million is for off-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $15.2 million as of July 30, 2016. The Company expects to spend approximately $0.8 million, $0.2 million, $0.1 million, $0.1 million and $0.1 million during 2016, 2017, 2018, 2019 and 2020, respectively, and $13.9 million in the aggregate thereafter related to the on-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.2 million at July 30, 2016 to complete the cleanup, maintenance and monitoring at these sites, which has been discounted at 6.4%. Of the $1.2 million reserve, $1.0 million is recorded in other liabilities and $0.2 million is recorded in other accrued expenses. On an undiscounted basis, this liability would be $1.4 million. The Company expects to spend approximately $0.2 million in each of the next five years and $0.4 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

The Company continues to evaluate its estimated costs in conjunction with its environmental consultants and records its best estimate of such liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

Litigation
The Company is involved in legal proceedings and litigation arising in the ordinary course of business, including various employee-related claims under state and federal law, such as claims for discrimination, wrongful discharge or retaliation and for wage and hour violations. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending is not expected to have a material adverse effect on the Company’s results of operations or financial position. Legal costs associated with litigation are generally expensed as incurred.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JULY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$44,348	$15,673	$105,708	$—	$165,729
Receivables, net	112,384	1,787	30,138	—	144,309
Inventories, net	159,285	467,691	21,905	—	648,881
Prepaid expenses and other current assets	13,641	11,479	5,070	—	30,190
Intercompany receivable – current	743	213	21,263	(22,219)	—
Total current assets	330,401	496,843	184,084	(22,219)	989,109
Other assets	93,839	13,728	7,881	—	115,448
Goodwill and intangible assets, net	114,446	2,800	11,814	—	129,060
Property and equipment, net	31,087	146,373	9,316	—	186,776
Investment in subsidiaries	1,055,300	—	(20,569)	(1,034,731)	—
Intercompany receivable – noncurrent	479,611	374,047	559,593	(1,413,251)	—
Total assets	$2,104,684	$1,033,791	$752,119	$(2,470,201)	$1,420,393

Liabilities and Equity
Current liabilities
Trade accounts payable	$111,166	$216,850	$30,735	$—	$358,751
Other accrued expenses	52,474	72,987	16,624	—	142,085
Intercompany payable – current	11,924	—	10,295	(22,219)	—
Total current liabilities	175,564	289,837	57,654	(22,219)	500,836
Other liabilities
Long-term debt	196,774	—	—	—	196,774
Other liabilities	37,253	67,119	3,646	—	108,018
Intercompany payable – noncurrent	1,081,306	41,537	290,408	(1,413,251)	—
Total other liabilities	1,315,333	108,656	294,054	(1,413,251)	304,792
Equity
Caleres, Inc. shareholders’ equity	613,787	635,298	399,433	(1,034,731)	613,787
Noncontrolling interests	—	—	978	—	978
Total equity	613,787	635,298	400,411	(1,034,731)	614,765
Total liabilities and equity	$2,104,684	$1,033,791	$752,119	$(2,470,201)	$1,420,393

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED JULY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$194,896	$408,476	$69,798	$(50,233)	$622,937
Cost of goods sold	142,295	221,031	39,125	(39,069)	363,382
Gross profit	52,601	187,445	30,673	(11,164)	259,555
Selling and administrative expenses	52,841	170,463	15,157	(11,164)	227,297
Operating (loss) earnings	(240)	16,982	15,516	—	32,258
Interest expense	(3,481)	2	—	—	(3,479)
Interest income	174	—	136	—	310
Intercompany interest income (expense)	2,253	(2,276)	23	—	—
(Loss) earnings before income taxes	(1,294)	14,708	15,675	—	29,089
Income tax provision	(309)	(6,436)	(2,665)	—	(9,410)
Equity in earnings (loss) of subsidiaries, net of tax	21,371	—	(508)	(20,863)	—
Net earnings	19,768	8,272	12,502	(20,863)	19,679
Less: Net loss attributable to noncontrolling interests	—	—	(89)	—	(89)
Net earnings attributable to Caleres, Inc.	$19,768	$8,272	$12,591	$(20,863)	$19,768

Comprehensive income	$18,478	$8,272	$11,802	$(20,194)	$18,358
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(120)	—	(120)
Comprehensive income attributable to Caleres, Inc.	$18,478	$8,272	$11,922	$(20,194)	$18,478

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$382,083	$791,522	$108,594	$(74,529)	$1,207,670
Cost of goods sold	272,204	425,658	62,019	(59,559)	700,322
Gross profit	109,879	365,864	46,575	(14,970)	507,348
Selling and administrative expenses	102,383	327,566	31,368	(14,970)	446,347
Operating earnings	7,496	38,298	15,207	—	61,001
Interest expense	(7,089)	—	—	—	(7,089)
Interest income	331	—	226	—	557
Intercompany interest income (expense)	4,507	(4,578)	71	—	—
Earnings before income taxes	5,245	33,720	15,504	—	54,469
Income tax provision	(1,175)	(12,740)	(2,997)	—	(16,912)
Equity in earnings (loss) of subsidiaries, net of tax	33,481	—	(1,045)	(32,436)	—
Net earnings	37,551	20,980	11,462	(32,436)	37,557
Less: Net earnings attributable to noncontrolling interests	—	—	6	—	6
Net earnings attributable to Caleres, Inc.	$37,551	$20,980	$11,456	$(32,436)	$37,551

Comprehensive income	$38,056	$20,980	$12,031	$(33,021)	$38,046
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(10)	—	(10)
Comprehensive income attributable to Caleres, Inc.	$38,056	$20,980	$12,041	$(33,021)	$38,056

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$20,198	$68,129	$20,237	$—	$108,564

Investing activities
Purchases of property and equipment	(1,525)	(25,237)	(681)	—	(27,443)
Capitalized software	(2,448)	(1,300)	(30)	—	(3,778)
Intercompany investing	(2,973)	2,973	—	—	—
Net cash used for investing activities	(6,946)	(23,564)	(711)	—	(31,221)

Financing activities
Borrowings under revolving credit agreement	103,000	—	—	—	103,000
Repayments under revolving credit agreement	(103,000)	—	—	—	(103,000)
Dividends paid	(6,089)	—	—	—	(6,089)
Acquisition of treasury stock	(23,139)	—	—	—	(23,139)
Issuance of common stock under share-based plans, net	(4,086)	—	—	—	(4,086)
Tax benefit related to share-based plans	3,248	—	—	—	3,248
Intercompany financing	30,162	(28,892)	(1,270)	—	—
Net cash provided by (used for) financing activities	96	(28,892)	(1,270)	—	(30,066)
Effect of exchange rate changes on cash and cash equivalents	—	—	301	—	301
Increase in cash and cash equivalents	13,348	15,673	18,557	—	47,578
Cash and cash equivalents at beginning of period	31,000	—	87,151	—	118,151
Cash and cash equivalents at end of period	$44,348	$15,673	$105,708	$—	$165,729

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$31,000	$—	$87,151	$—	$118,151
Receivables, net	110,235	2,290	41,139	—	153,664
Inventories, net	151,704	371,538	23,503	—	546,745
Prepaid expenses and other current assets	29,765	24,597	8,109	(5,966)	56,505
Intercompany receivable – current	650	176	6,877	(7,703)	—
Total current assets	323,354	398,601	166,779	(13,669)	875,065
Other assets	94,767	15,772	7,810	—	118,349
Goodwill and intangible assets, net	115,558	2,800	12,541	—	130,899
Property and equipment, net	32,538	136,223	10,249	—	179,010
Investment in subsidiaries	1,028,143	—	(19,524)	(1,008,619)	—
Intercompany receivable – noncurrent	431,523	354,038	556,259	(1,341,820)	—
Total assets	$2,025,883	$907,434	$734,114	$(2,364,108)	$1,303,323

Liabilities and Equity
Current liabilities
Trade accounts payable	$78,332	$123,274	$36,196	$—	$237,802
Other accrued expenses	80,053	62,729	15,681	(5,966)	152,497
Intercompany payable – current	4,394	—	3,309	(7,703)	—
Total current liabilities	162,779	186,003	55,186	(13,669)	390,299
Other liabilities
Long-term debt	196,544	—	—	—	196,544
Other liabilities	44,011	66,302	3,695	—	114,008
Intercompany payable – noncurrent	1,021,065	39,175	281,580	(1,341,820)	—
Total other liabilities	1,261,620	105,477	285,275	(1,341,820)	310,552
Equity
Caleres, Inc. shareholders’ equity	601,484	615,954	392,665	(1,008,619)	601,484
Noncontrolling interests	—	—	988	—	988
Total equity	601,484	615,954	393,653	(1,008,619)	602,472
Total liabilities and equity	$2,025,883	$907,434	$734,114	$(2,364,108)	$1,303,323

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 1, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$42,738	$12,742	$73,865	$—	$129,345
Restricted cash	41,482	—	—	—	41,482
Receivables, net	102,455	2,635	39,123	—	144,213
Inventories, net	158,061	458,869	24,198	—	641,128
Prepaid expenses and other current assets	12,032	22,554	6,416	—	41,002
Intercompany receivable – current	369	120	14,122	(14,611)	—
Total current assets	357,137	496,920	157,724	(14,611)	997,170
Other assets	128,975	15,227	(1,556)	—	142,646
Goodwill and intangible assets, net	116,670	2,800	13,267	—	132,737
Property and equipment, net	31,530	109,463	9,846	—	150,839
Investment in subsidiaries	1,010,293	—	(18,530)	(991,763)	—
Intercompany receivable – noncurrent	425,872	359,067	533,324	(1,318,263)	—
Total assets	$2,070,477	$983,477	$694,075	$(2,324,637)	$1,423,392

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$39,157	$—	$—	$—	$39,157
Trade accounts payable	121,213	222,148	39,265	—	382,626
Other accrued expenses	23,476	96,992	14,649	—	135,117
Intercompany payable – current	5,211	297	9,103	(14,611)	—
Total current liabilities	189,057	319,437	63,017	(14,611)	556,900
Other liabilities
Long-term debt	195,919	—	—	—	195,919
Other liabilities	65,038	33,812	2,495	—	101,345
Intercompany payable – noncurrent	1,052,118	37,745	228,400	(1,318,263)	—
Total other liabilities	1,313,075	71,557	230,895	(1,318,263)	297,264
Equity
Caleres, Inc. shareholders’ equity	568,345	592,483	399,280	(991,763)	568,345
Noncontrolling interests	—	—	883	—	883
Total equity	568,345	592,483	400,163	(991,763)	569,228
Total liabilities and equity	$2,070,477	$983,477	$694,075	$(2,324,637)	$1,423,392

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED AUGUST 1, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$196,809	$415,717	$81,169	$(55,861)	$637,834
Cost of goods sold	144,750	225,771	47,563	(43,045)	375,039
Gross profit	52,059	189,946	33,606	(12,816)	262,795
Selling and administrative expenses	60,220	164,064	15,593	(12,816)	227,061
Operating (loss) earnings	(8,161)	25,882	18,013	—	35,734
Interest expense	(4,345)	—	—	—	(4,345)
Loss on early extinguishment of debt	(8,690)	—	—	—	(8,690)
Interest income	196	—	42	—	238
Intercompany interest income (expense)	3,432	(3,471)	39	—	—
(Loss) earnings before income taxes	(17,568)	22,411	18,094	—	22,937
Income tax benefit (provision)	3,651	(7,570)	(2,155)	—	(6,074)
Equity in earnings of subsidiaries, net of tax	30,742	—	394	(31,136)	—
Net earnings	16,825	14,841	16,333	(31,136)	16,863
Less: Net earnings attributable to noncontrolling interests	—	—	38	—	38
Net earnings attributable to Caleres, Inc.	$16,825	$14,841	$16,295	$(31,136)	$16,825

Comprehensive income	$16,181	$14,229	$15,719	$(29,911)	$16,218
Less: Comprehensive income attributable to noncontrolling interests	—	—	37	—	37
Comprehensive income attributable to Caleres, Inc.	$16,181	$14,229	$15,682	$(29,911)	$16,181

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 1, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$389,160	$795,906	$136,150	$(81,099)	$1,240,117
Cost of goods sold	282,343	427,354	84,526	(65,427)	728,796
Gross profit	106,817	368,552	51,624	(15,672)	511,321
Selling and administrative expenses	113,197	316,310	31,416	(15,672)	445,251
Operating (loss) earnings	(6,380)	52,242	20,208	—	66,070
Interest expense	(8,807)	(1)	—	—	(8,808)
Loss on early extinguishment of debt	(8,690)	—	—	—	(8,690)
Interest income	448	—	94	—	542
Intercompany interest income (expense)	7,109	(7,193)	84	—	—
(Loss) earnings before income taxes	(16,320)	45,048	20,386	—	49,114
Income tax benefit (provision)	5,335	(15,590)	(2,605)	—	(12,860)
Equity in earnings of subsidiaries, net of tax	47,071	—	378	(47,449)	—
Net earnings	36,086	29,458	18,159	(47,449)	36,254
Less: Net earnings attributable to noncontrolling interests	—	—	168	—	168
Net earnings attributable to Caleres, Inc.	$36,086	$29,458	$17,991	$(47,449)	$36,086

Comprehensive income	$36,398	$29,570	$18,275	$(47,674)	$36,569
Less: Comprehensive income attributable to noncontrolling interests	—	—	171	—	171
Comprehensive income attributable to Caleres, Inc.	$36,398	$29,570	$18,104	$(47,674)	$36,398

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 1, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(3,561)	$71,298	$33,518	$—	$101,255

Investing activities
Purchases of property and equipment	(9,933)	(14,470)	(469)	—	(24,872)
Disposals of property and equipment	7,111	—	—	—	7,111
Capitalized software	(1,959)	(739)	—	—	(2,698)
Intercompany investing	(253)	253	—	—	—
Net cash used for investing activities	(5,034)	(14,956)	(469)	—	(20,459)

Financing activities
Borrowings under revolving credit agreement	86,000	—	—	—	86,000
Repayments under revolving credit agreement	(86,000)	—	—	—	(86,000)
Proceeds from issuance of 2023 senior notes	200,000	—	—	—	200,000
Redemption of 2019 senior notes	(160,700)	—	—	—	(160,700)
Restricted cash	(41,482)	—	—	—	(41,482)
Debt issuance costs	(3,650)	—	—	—	(3,650)
Dividends paid	(6,135)	—	—	—	(6,135)
Acquisition of treasury stock	(4,921)	—	—	—	(4,921)
Issuance of common stock under share-based plans, net	(4,428)	—	—	—	(4,428)
Tax benefit related to share-based plans	2,838	—	—	—	2,838
Intercompany financing	55,920	(43,600)	(12,320)	—	—
Net cash provided by (used for) financing activities	37,442	(43,600)	(12,320)	—	(18,478)
Effect of exchange rate changes on cash and cash equivalents	—	—	(376)	—	(376)
Increase in cash and cash equivalents	28,847	12,742	20,353	—	61,942
Cash and cash equivalents at beginning of period	13,891	—	53,512	—	67,403
Cash and cash equivalents at end of period	$42,738	$12,742	$73,865	$—	$129,345

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Financial Highlights
Our financial performance during the second quarter of 2016 reflects the benefit of inventory management and cost reductions despite a challenging retail environment. Although sales at our retail store locations were impacted by lower customer traffic, we experienced solid gains in our online traffic and sales. Both our Brand Portfolio and Famous Footwear segments reported increases in gross profit rate and our Brand Portfolio segment reported a 9.1% increase in operating earnings.

The following is a summary of the financial highlights for the second quarter of 2016:

•
Consolidated net sales decreased $14.9 million, or 2.3%, to $622.9 million for the second quarter of 2016, compared to $637.8 million for the second quarter of 2015. Our Brand Portfolio segment reported a $9.2 million decrease in net sales, reflecting lower net sales of our Dr. Scholl's, Naturalizer and LifeStride brands, partially offset by higher sales from our Carlos and Via Spiga brands and growth in our Sam Edelman retail operations. Net sales of our Famous Footwear segment decreased $5.8 million, or 1.5%.

•
Gross profit decreased $3.2 million to $259.6 million for the second quarter of 2016, compared to $262.8 million for the second quarter of 2015, reflecting lower gross profit in our Famous Footwear and Brand Portfolio segments.  As a percentage of net sales, gross profit increased to 41.7% for the second quarter of 2016, compared to 41.2% for the second quarter of 2015, reflecting an improved mix of higher margin brands, the exit of some lower margin categories within our Brand Portfolio segment and a higher consolidated mix of retail versus wholesale sales in the quarter, partially offset by an increase in freight expense attributable to higher e-commerce sales.

•
Consolidated operating earnings decreased $3.4 million, or 9.7%, to $32.3 million in the second quarter of 2016, compared to $35.7 million for the second quarter of 2015, reflecting lower sales volume as well as additional expenses related to growth in our Sam Edelman retail store base and the development of our George Brown and Diane von Furstenberg ("DVF") brands.

•
Consolidated net earnings attributable to Caleres, Inc. were $19.8 million, or $0.46 per diluted share, in the second quarter of 2016, compared to net earnings of $16.8 million, or $0.38 per diluted share, in the second quarter of 2015. The second quarter of 2015 included a loss on early extinguishment of debt of $8.7 million ($5.3 million on an after-tax basis, or $0.12 per diluted share) related to the refinancing of our senior notes.

Our debt-to-capital ratio improved to 24.2% as of July 30, 2016, compared to 29.2% as of August 1, 2015, and 24.6% as of January 30, 2016, primarily reflecting higher shareholders' equity due to the benefit of our net earnings. Our current ratio increased to 1.97 to 1 as of July 30, 2016, compared to 1.79 to 1 at August 1, 2015, and decreased from 2.24 to 1 at January 30, 2016.

Outlook for the Remainder of 2016
During the second quarter, we continued to manage inventory and selling and administrative expenses to deliver shareholder value, despite the continued uncertainty in the retail industry. Throughout the remainder of 2016, we will remain focused on our long-term strategy to deliver consistent, profitable and sustainable growth by continuing to invest in company-wide omni-channel and speed to market efforts and our distribution center and consumer fulfillment initiatives.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions)
Net sales	$622.9	100.0%	$637.8	100.0%	$1,207.7	100.0%	$1,240.1	100.0%
Cost of goods sold	363.3	58.3%	375.0	58.8%	700.4	58.0%	728.8	58.8%
Gross profit	259.6	41.7%	262.8	41.2%	507.3	42.0%	511.3	41.2%
Selling and administrative expenses	227.3	36.5%	227.1	35.6%	446.3	36.9%	445.2	35.9%
Operating earnings	32.3	5.2%	35.7	5.6%	61.0	5.1%	66.1	5.3%
Interest expense	(3.5)	(0.5)%	(4.3)	(0.7)%	(7.1)	(0.6)%	(8.8)	(0.7)%
Loss on early extinguishment of debt	—	—%	(8.7)	(1.3)%	—	—%	(8.7)	(0.6)%
Interest income	0.3	0.0%	0.2	0.0%	0.6	0.0%	0.5	0.0%
Earnings before income taxes	29.1	4.7%	22.9	3.6%	54.5	4.5%	49.1	4.0%
Income tax provision	(9.4)	(1.5)%	(6.0)	(1.0)%	(16.9)	(1.4)%	(12.8)	(1.1)%
Net earnings	19.7	3.2%	16.9	2.6%	37.6	3.1%	36.3	2.9%
Net (loss) earnings attributable to noncontrolling interests	(0.1)	0.0%	0.1	0.0%	0.0	0.0%	0.2	0.0%
Net earnings attributable to Caleres, Inc.	$19.8	3.2%	$16.8	2.6%	$37.6	3.1%	$36.1	2.9%

Net Sales
Net sales decreased $14.9 million, or 2.3%, to $622.9 million for the second quarter of 2016, compared to $637.8 million for the second quarter of 2015. Our Brand Portfolio segment reported a $9.2 million decrease in net sales, reflecting lower net sales of our Dr. Scholl's, Naturalizer and LifeStride brands, partially offset by higher sales from our Carlos and Via Spiga brands and growth in our Sam Edelman retail operations. The decline in our Brand Portfolio net sales was driven by a difficult retail environment and the planned exit of some lower margin categories. Net sales of our Famous Footwear segment decreased $5.8 million, or 1.5%. Lower customer traffic during the second quarter of 2016 drove a decline in same-store sales of 1.1%. In addition, our Famous Footwear customers are purchasing footwear for their back-to-school needs later than in previous periods.

Net sales decreased $32.4 million, or 2.6%, to $1,207.7 million for the six months ended July 30, 2016, compared to $1,240.1 million for the six months ended August 1, 2015. Our Brand Portfolio segment reported a $31.2 million decrease in net sales, reflecting lower net sales of our Dr. Scholl's, Naturalizer and LifeStride brands, partially offset by growth in our Sam Edelman retail operations and higher sales from our DVF (launched in 2016), Carlos and Via Spiga brands. The decline in our Brand Portfolio net sales was driven by a difficult retail environment and the planned exit of some lower margin categories. Net sales at our Famous Footwear segment decreased $1.2 million, reflecting a 0.1% decrease in same-store sales due to lower customer traffic at our retail store locations.

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

Gross Profit
Gross profit decreased $3.2 million, or 1.2%, to $259.6 million for the second quarter of 2016, compared to $262.8 million for the second quarter of 2015, reflecting lower sales volume.  As a percentage of net sales, gross profit increased to 41.7% for the second quarter of 2016, compared to 41.2% for the second quarter of 2015, reflecting an improved mix of our higher margin brands and the exit of some lower margin categories. In addition, we experienced a higher consolidated mix of retail versus wholesale sales in the quarter, partially offset by an increase in freight expense attributable to higher e-commerce sales. Retail and wholesale net sales were 68% and 32%, respectively, in the second quarter of 2016, compared to 67% and 33% in the second quarter of 2015.

Gross profit decreased $4.0 million, or 0.8%, to $507.3 million for the six months ended July 30, 2016, compared to $511.3 million for the six months ended August 1, 2015, reflecting lower gross profit in both our Brand Portfolio and Famous Footwear segments.  As a percentage of net sales, gross profit increased to 42.0% for the six months ended July 30, 2016, compared to 41.2% for the six months ended August 1, 2015. This increase reflects higher rates in our Brand Portfolio segment, reflecting an improved mix of our higher margin brands and the exit of some lower margin categories. Retail and wholesale net sales were 68% and 32%, respectively, in the six months ended July 30, 2016, compared to 66% and 34% in the six months ended August 1, 2015.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $0.2 million, or 0.1%, to $227.3 million for the second quarter of 2016, compared to $227.1 million in the second quarter of 2015. The increase was primarily driven by higher store rent and facilities costs, reflecting the opening and operation of several retail stores in prominent locations, and the investment in the development of our George Brown and DVF brands. This increase was partially offset by lower cash-based incentive compensation expense. As a percentage of net sales, selling and administrative expenses increased to 36.5% for the second quarter of 2016 from 35.6% for the second quarter of 2015.

Selling and administrative expenses increased $1.1 million, or 0.2%, to $446.3 million for the six months ended July 30, 2016, compared to $445.2 million in the six months ended August 1, 2015. Expenses related to store openings and the development of our new brands were partially offset by lower cash-based incentive compensation expense and our focus on expense management. As a percentage of net sales, selling and administrative expenses increased to 36.9% for the six months ended July 30, 2016 from 35.9% for the six months ended August 1, 2015.

Operating Earnings
Operating earnings decreased $3.4 million, or 9.7%, to $32.3 million for the second quarter of 2016, compared to $35.7 million for the second quarter of 2015, primarily reflecting our lower net sales, partially offset by a higher gross profit rate.  As a percentage of net sales, operating earnings decreased to 5.2% for the second quarter of 2016, compared to 5.6% for the second quarter of 2015.

Operating earnings decreased $5.1 million, or 7.7% to $61.0 million for the six months ended July 30, 2016, compared to $66.1 million for the six months ended August 1, 2015, reflecting lower net sales and higher selling and administrative expenses, partially offset by a higher gross profit rate.  As a percentage of net sales, operating earnings decreased to 5.1% for the six months ended July 30, 2016, compared to 5.3% for the six months ended August 1, 2015.

Interest Expense
Interest expense decreased $0.8 million, or 19.9%, to $3.5 million for the second quarter of 2016, compared to $4.3 million for the second quarter of 2015, primarily reflecting lower interest on our senior notes, as a result of the refinancing of $200.0 million of senior notes, which reduced the interest rate from 7.125% to 6.25%, as further discussed in Note 4 to the condensed consolidated financial statements.  In addition, during the second quarter of 2016, we capitalized interest of $0.4 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center, with no corresponding amount capitalized in the second quarter of 2015.

Interest expense decreased $1.7 million, or 19.5%, to $7.1 million for the six months ended July 30, 2016, compared to $8.8 million for the six months ended August 1, 2015, primarily reflecting a lower interest rate on our senior notes, as described above. In addition, during the six months ended July 30, 2016, we capitalized interest of $0.8 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center, with no corresponding amount capitalized in the six months ended August 1, 2015.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was $8.7 million for the three and six months ended August 1, 2015, reflecting the redemption of our senior notes prior to maturity, as further discussed in Note 4 to the condensed consolidated financial statements. We incurred no corresponding charges during the second quarter or six months ended July 30, 2016.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 32.3% for the second quarter of 2016, compared to 26.5% for the second quarter of 2015. We recognized a discrete tax benefit of $0.2 million reflecting the favorable settlement of a federal tax audit issue in the second quarter of 2016. During the second quarter of 2015, the Company recognized discrete tax benefits of $1.3 million, primarily related to the 2014 disposition of Shoes.com. The allocation of consideration received for tax purposes was finalized with the buyer during the second quarter of 2015, resulting in higher anticipated utilization of certain capital loss carryforwards that were previously fully reserved. If these discrete tax benefits had not been recognized during the second quarter of 2016 or 2015, our effective tax rates would have been 33.0% and 32.0%, respectively.

For the six months ended July 30, 2016, our consolidated effective tax rate was 31.0% compared to 26.2% for the six months ended August 1, 2015. We recognized a discrete tax benefit of $0.9 million during the six months ended July 30, 2016. In addition to the discrete tax benefit recognized in the second quarter of 2015, in the first quarter of 2015, the Company also recognized discrete tax benefits of $1.6 million, following the conversion of one of its primary operating subsidiaries to a limited liability company. If these discrete tax benefits had not been recognized during the six months ended July 30, 2016 and six months ended August 1, 2015, our effective tax rates would have been 32.7% and 32.1%, respectively.

Net Earnings
Net earnings increased $2.8 million, or 16.7%, to $19.7 million for the second quarter of 2016, compared to $16.9 million for the second quarter of 2015. Lower operating earnings were offset by the non-recurrence of the loss on the early extinguishment of our senior notes.

Net earnings increased $1.3 million, or 3.6%, to $37.6 million for the six months ended July 30, 2016, compared to $36.3 million for the six months ended August 1, 2015, reflecting the factors described above.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $19.8 million and $37.6 million during the second quarter and six months ended July 30, 2016, compared to net earnings of $16.8 million and $36.1 million during the second quarter of 2015 and six months ended August 1, 2015, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales

Operating Results
Net sales	$390.1	100.0%	$395.9	100.0%	$754.7	100.0%	$755.9	100.0%
Cost of goods sold	212.7	54.5%	216.4	54.7%	408.6	54.1%	408.2	54.0%
Gross profit	177.4	45.5%	179.5	45.3%	346.1	45.9%	347.7	46.0%
Selling and administrative expenses	154.8	39.7%	151.8	38.3%	297.7	39.5%	292.1	38.6%
Operating earnings	$22.6	5.8%	$27.7	7.0%	$48.4	6.4%	$55.6	7.4%

Key Metrics
Same-store sales % change	(1.1)%		0.1%		(0.1)%		0.9%
Same-store sales $ change	$(4.1)		$0.5		$(0.6)		$6.7
Sales change from new and closed stores, net	$(1.5)		$2.2		$(0.3)		$1.6
Impact of changes in Canadian exchange rate on sales	$(0.2)		$(0.5)		$(0.3)		$(0.7)
Sales change of Shoes.com (sold in December 2014)	N/A		$(10.4)		N/A		$(22.5)
Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$54		$55		$104		$106
Sales per square foot, excluding e-commerce (trailing twelve months)	$216		$216		$216		$216
Square footage (thousand sq. ft.)	6,922		6,966		6,922		6,966

Stores opened	11		10		21		25
Stores closed	10		6		23		19
Ending stores	1,044		1,044		1,044		1,044

Net Sales
Net sales decreased $5.8 million, or 1.5%, to $390.1 million for the second quarter of 2016, compared to $395.9 million for the second quarter of 2015. The decrease was driven by a 1.1% decrease in same-store sales, a net decrease in sales from new and closed stores and a lower Canadian dollar exchange rate.  Famous Footwear experienced growth in e-commerce sales, and reported improvement in both online customer traffic and conversion rate, due in part to the expansion of our in-store fulfillment program. However, the strong e-commerce sales were offset by a decline in customer traffic at our retail store locations reflecting a difficult retail climate and our consumers delaying spending for their back-to-school needs. The segment experienced sales growth in lifestyle athletic and sport-influenced styles, while sales of performance athletic footwear declined. During the second quarter of 2016, we opened 11 new stores and closed 10 stores, resulting in 1,044 stores and total square footage of 6.9 million at the end of the second quarter of 2016, compared to 1,044 stores and total square footage of 7.0 million at the end of the second quarter of 2015. On a trailing twelve month basis, sales per square foot, excluding e-commerce, remained consistent at $216 for the twelve months ended July 30, 2016 and August 1, 2015. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment’s sales, with approximately 75% of our net sales made to Rewards program members in the second quarter of 2016, compared to 73% in the second quarter of 2015.

Net sales decreased $1.2 million, or 0.2%, to $754.7 million for the six months ended July 30, 2016, compared to $755.9 million for the six months ended August 1, 2015. The decrease was driven by a 0.1% decrease in same-store sales, a lower Canadian dollar exchange rate and a net decrease in sales from new and closed stores. Famous Footwear experienced growth in e-commerce sales, and reported improvement in both online customer traffic and conversion rate, due in part to the expansion of our in-store fulfillment program. However, the strong e-commerce sales were offset by a decline in customer traffic at our retail store locations. Famous Footwear experienced sales growth in the athletics category, driven by an increase in lifestyle athletic and sport-influenced styles.

Gross Profit
Gross profit decreased $2.1 million, or 1.2%, to $177.4 million for the second quarter of 2016, compared to $179.5 million for the second quarter of 2015, driven primarily by lower net sales, partially offset by a higher gross profit rate. As a percentage of net sales, our gross profit was 45.5% for the second quarter of 2016, compared to 45.3% for the second quarter of 2015. The increase in our gross profit rate reflects improvement in margins of seasonal styles, partially offset by an increase in freight expense due to growth in our Famous.com business.

Gross profit decreased $1.6 million, or 0.5%, to $346.1 million for the six months ended July 30, 2016, compared to $347.7 million for the six months ended August 1, 2015, driven primarily by a lower gross profit rate and net sales. As a percentage of net sales, our gross profit was 45.9% for the six months ended July 30, 2016, compared to 46.0% for the six months ended August 1, 2015. The decrease in our gross profit rate primarily reflects an increase in freight expense due to growth in our Famous.com business.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.0 million, or 2.0%, to $154.8 million for the second quarter of 2016, compared to $151.8 million for the second quarter of 2015.  The increase was primarily attributable to higher store rent and warehouse and distribution costs during the second quarter of 2016, partially offset by lower expenses related to cash-based incentive compensation. As a percentage of net sales, selling and administrative expenses increased to 39.7% for the second quarter of 2016, compared to 38.3% for the second quarter of 2015.

Selling and administrative expenses increased $5.6 million, or 1.9%, to $297.7 million for the six months ended July 30, 2016, compared to $292.1 million for the six months ended August 1, 2015. The increase was primarily attributable to higher store rent and depreciation and higher warehouse and distribution costs during the six months ended July 30, 2016, partially offset by lower expenses related to cash-based incentive compensation. As a percentage of net sales, selling and administrative expenses increased to 39.5% for the six months ended July 30, 2016, compared to 38.6% for the six months ended August 1, 2015.

Operating Earnings
Operating earnings decreased $5.1 million, or 18.3%, to $22.6 million for the second quarter of 2016, compared to $27.7 million for the second quarter of 2015. The decrease reflects lower net sales and higher selling and administrative expenses, partially offset by a higher gross profit rate. As a percentage of net sales, operating earnings decreased to 5.8% for the second quarter of 2016, compared to 7.0% for the second quarter of 2015.

Operating earnings decreased $7.2 million, or 13.1%, to $48.4 million for the six months ended July 30, 2016, compared to $55.6 million for the six months ended August 1, 2015. The decrease reflects higher selling and administrative expenses, lower net sales and a decreased gross profit rate. As a percentage of net sales, operating earnings decreased to 6.4% for the six months ended July 30, 2016, compared to 7.4% for the six months ended August 1, 2015.

BRAND PORTFOLIO
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales

Operating Results
Net sales	$232.8	100.0%	$242.0	100.0%	$453.0	100.0%	$484.2	100.0%
Cost of goods sold	150.7	64.7%	158.7	65.6%	291.8	64.4%	320.6	66.2%
Gross profit	82.1	35.3%	83.3	34.4%	161.2	35.6%	163.6	33.8%
Selling and administrative expenses	64.6	27.8%	67.3	27.8%	134.1	29.6%	136.5	28.2%
Operating earnings	$17.5	7.5%	$16.0	6.6%	$27.1	6.0%	$27.1	5.6%

Key Metrics
Wholesale/retail sales mix (%)	86%/14%		86%/14%		86%/14%		87%/13%
Change in wholesale net sales ($)	$(8.2)		$14.5		$(30.4)		$35.0
Unfilled order position at end of period	$260.2		$307.3

Same-store sales % change	(8.2)%		(5.2)%		(5.1)%		(3.9)%
Same-store sales $ change	$(2.4)		$(1.7)		$(2.9)		$(2.4)
Sales change from new and closed stores, net	$1.9		$(0.7)		$3.1		$(1.4)
Impact of changes in Canadian exchange rate on retail sales	$(0.5)		$(1.9)		$(1.0)		$(3.2)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$82		$94		$152		$171
Sales per square foot, excluding e-commerce (trailing twelve months)	$323		$359		$323		$359
Square footage (thousands sq. ft.)	305		289		305		289

Stores opened	1		1		5		1
Stores closed	2		3		3		9
Ending stores	167		163		167		163

Net Sales
Net sales decreased $9.2 million, or 3.8%, to $232.8 million for the second quarter of 2016, compared to $242.0 million for the second quarter of 2015.  The decrease reflects lower net sales of our Dr. Scholl's, Naturalizer, and LifeStride brands, partially offset by higher sales from our Carlos and Via Spiga brands and growth in our Sam Edelman retail operations. Our wholesale business has been impacted by the overall slower retail environment, as cautious retailers were focused on inventory productivity. In general, our strongest category for the quarter was lifestyle athletic and sport-influenced styles, while sales of traditional dress footwear were more sluggish. The decline in net sales also reflects the planned exit of some lower margin categories. Our retail sales were impacted by a decrease in same-store sales of 8.2% and a lower Canadian dollar exchange rate, partially offset by a higher store count. During the second quarter of 2016, we opened one store and closed two stores, resulting in a total of 167 stores and total square footage of 0.3 million at the end of the second quarter of 2016, compared to 163 stores and total square footage of 0.3 million at the end of the second quarter of 2015. Sales per square foot, excluding e-commerce, decreased 13.0% to $82 for the second quarter of 2016, compared to $94 for the second quarter of 2015. Our unfilled order position decreased $47.1 million, or 15.3%, to $260.2 million as of July 30, 2016, from $307.3 million as of August 1, 2015 primarily due to declines in our Naturalizer, Dr. Scholl's and LifeStride brands, partially offset by increases in our Franco Sarto and Carlos brands.

Net sales decreased $31.2 million, or 6.5%, to $453.0 million for the six months ended July 30, 2016, compared to $484.2 million for the six months ended August 1, 2015. The decrease reflects lower net sales of our Dr. Scholl's, Naturalizer and LifeStride brands, partially offset by growth in our Sam Edelman retail operations and higher sales from our DVF (launched in 2016), Carlos and Via Spiga brands. Our retail sales were impacted by a decrease in same-store sales of 5.1% and a lower Canadian dollar exchange rate, partially offset by a higher store count. During the six months ended July 30, 2016, we opened five stores and closed three stores. Sales per square foot, excluding e-commerce, decreased 11.6% to $152 for the six months ended July 30, 2016, compared to $171 for the six months ended August 1, 2015. On a trailing twelve month basis, sales per square foot, excluding e-commerce, decreased 10.0% to $323 for the twelve months ended July 30, 2016, compared to $359 for the twelve months ended August 1, 2015.

Gross Profit
Gross profit decreased $1.2 million, or 1.4%, to $82.1 million for the second quarter of 2016, compared to $83.3 million for the second quarter of 2015, driven by the decrease in net sales, partially offset by a higher gross profit rate. As a percentage of net sales, our gross profit increased to 35.3% for the second quarter of 2016, compared to 34.4% for the second quarter of 2015.  Our gross profit rate benefited from an improved mix of our higher margin brands and the exit of some lower margin categories.

Gross profit decreased $2.4 million, or 1.4%, to $161.2 million for the six months ended July 30, 2016, compared to $163.6 million for the six months ended August 1, 2015, driven by the decrease in net sales, partially offset by a higher gross profit rate, reflecting lower inventory markdowns and customer allowances. As a percentage of net sales, our gross profit was 35.6% for the six months ended July 30, 2016, compared to 33.8% for the six months ended August 1, 2015, reflecting the above named factors.

Selling and Administrative Expenses
Selling and administrative expenses decreased $2.7 million, or 3.9%, to $64.6 million for the second quarter of 2016, compared to $67.3 million for the second quarter of 2015, driven by lower expenses related to our cash-based incentive plans, partially offset by the opening and operation of several retail stores in prominent locations and our investment in the development of our George Brown and DVF brands. As a percentage of net sales, selling and administrative expenses remained consistent at 27.8% for the second quarter of 2016 and 2015.

Selling and administrative expenses decreased $2.4 million, or 1.7%, to $134.1 million for the six months ended July 30, 2016, compared to $136.5 million for the six months ended August 1, 2015, driven by lower expenses related to our cash-based incentive plans, partially offset by store openings and the development of our new brands. As a percentage of net sales, selling and administrative expenses increased to 29.6% for the six months ended July 30, 2016, compared to 28.2% for the six months ended August 1, 2015.

Operating Earnings
Operating earnings increased $1.5 million, or 9.1%, to $17.5 million for the second quarter of 2016, compared to $16.0 million for the second quarter of 2015. The increase reflects a higher gross profit rate and lower selling and administrative expenses, partially offset by lower net sales. As a percentage of net sales, operating earnings increased to 7.5% for the second quarter of 2016, compared to 6.6% in the second quarter of 2015.

Operating earnings remained consistent at $27.1 million for the six months ended July 30, 2016 and August 1, 2015. A higher gross profit rate and lower selling and administrative expenses were offset by lower net sales. As a percentage of net sales, operating earnings increased to 6.0% from the six months ended July 30, 2016, compared to 5.6% for the six months ended August 1, 2015.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $7.8 million were incurred for the second quarter of 2016, compared to $7.9 million for the second quarter of 2015. During the second of quarter of 2015, we benefited from a gain on sale of a vacant building at our Corporate headquarters. We benefited from lower cash-based incentive compensation during the second quarter of 2016.

Unallocated corporate administrative expenses and other costs and recoveries were $14.4 million for the six months ended July 30, 2016, compared to $16.6 million for the six months ended August 1, 2015. The $2.2 million decrease in costs was primarily attributable to lower cash-based incentive compensation for the six months ended July 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	July 30, 2016	August 1, 2015	January 30, 2016
Current portion of long-term debt	$—	$39.2	$—
Long-term debt	196.8	195.9	196.5
Total debt	$196.8	$235.1	$196.5

Total debt obligations of $196.8 million at July 30, 2016, decreased $38.3 million compared to $235.1 million at August 1, 2015, of which $39.2 million represented the remaining senior notes due in 2019 ("2019 Senior Notes") not tendered in the tender offer during the second quarter of 2015, but subsequently redeemed in August 2015. Total debt obligations of $196.8 million at July 30, 2016 increased $0.3 million compared to $196.5 million at January 30, 2016.  Interest expense for the second quarter of 2016 decreased $0.8 million to $3.5 million, compared to $4.3 million for the second quarter of 2015 and decreased $1.7 million to $7.1 million for the six months ended July 30, 2016, compared to $8.8 million for the six months ended August 1, 2015. The decreases were primarily a result of lower interest on our senior notes reflecting the redemption of our 2019 Senior Notes and the issuance of senior notes due in 2023 ("2023 Senior Notes") reducing our interest rate from 7.125% to 6.25%, as further described below. In addition, we capitalized $0.4 million and $0.8 million of interest costs associated with the expansion and modernization of our Lebanon, Tennessee distribution center during the second quarter and six months ended July 30, 2016, respectively.

At July 30, 2016, we had no borrowings outstanding and $6.5 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $593.5 million at July 30, 2016. We were in compliance with all covenants and restrictions under the Credit Agreement as of July 30, 2016.

$200 Million Senior Notes
As further discussed in Note 4 to the condensed consolidated financial statements, on July 20, 2015, we commenced a cash tender offer for our 2019 Senior Notes. The tender offer expired on July 24, 2015 and $160.7 million aggregate principal amount of the 2019 Senior Notes were tendered. The remaining $39.3 million aggregate principal amount of 2019 Senior Notes was redeemed on August 26, 2015. During the second quarter of 2015, we recognized a loss on early extinguishment of debt of $8.7 million, representing the tender offer and call premiums, the unamortized debt issuance costs and original issue discount related to the portion of the 2019 Senior Notes that was redeemed prior to quarter-end. Of the $8.7 million loss on early extinguishment of debt, approximately $2.4 million was non-cash.

On July 27, 2015, we issued $200.0 million aggregate principal amount of the 2023 Senior Notes in a private placement.  On October 22, 2015, we commenced an offer to exchange our 2023 Senior Notes outstanding for substantially identical debt securities registered under the Securities Act of 1933. The exchange offer was completed on November 23, 2015 and did not affect the amount of our indebtedness outstanding.

The 2023 Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Caleres, Inc. that is an obligor under the Credit Agreement, and bear interest at 6.25%, which is payable on February 15 and August 15 of each year beginning on February 15, 2016. The 2023 Senior Notes mature on August 15, 2023. Prior to August 15, 2018, we may redeem some or all of the 2023 Senior Notes at various redemption prices.

The 2023 Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of July 30, 2016, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	July 30, 2016	August 1, 2015	Change
Net cash provided by operating activities	$108.6	$101.3	$7.3
Net cash used for investing activities	(31.2)	(20.5)	(10.7)
Net cash used for financing activities	(30.1)	(18.5)	(11.6)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.4)	0.7
Increase in cash and cash equivalents	$47.6	$61.9	$(14.3)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $7.3 million higher in the six months ended July 30, 2016 as compared to the six months ended August 1, 2015, reflecting the following factors:

•
A decrease in prepaid expenses and other current and noncurrent assets in the six months ended July 30, 2016, compared to an increase in the comparable period in 2015 due to lower prepaid rent as of July 30, 2016 compared to August 1, 2015, reflecting rent payments made closer to due dates in the current period;

•	A decrease in receivables in the six months ended July 30, 2016, compared to an increase in the comparable period in 2015 due primarily to lower wholesale sales volume; and

•
A smaller decrease in accrued expenses and other liabilities in the six months ended July 30, 2016 compared to the comparable period in 2015, reflecting lower anticipated payments under our cash-based incentive compensation plans and a decrease in interest payable on our 2023 Senior Notes due to a lower interest rate and timing of payments; partially offset by

•
A smaller increase in accounts payable in the six months ended July 30, 2016 compared to the comparable period in 2015, driven by lower purchases of inventory resulting from the softer retail environment.

Cash used for investing activities was $10.7 million higher in the six months ended July 30, 2016, as compared to 2015 primarily reflecting the non-recurrence of $7.1 million of proceeds upon the sale of a vacant building at our corporate headquarters during the second quarter of 2015. In addition, purchases of property and equipment were higher in the six months ended July 30, 2016, driven by the expansion and modernization of our Lebanon, Tennessee distribution center as well as the opening of retail stores. For fiscal 2016, we expect purchases of property and equipment and capitalized software of approximately $70 million.

Cash used for financing activities was $11.6 million higher for the six months ended July 30, 2016 as compared to 2015 primarily reflecting higher share repurchases under our stock repurchase program, as further discussed in Note 3 to the condensed consolidated financial statements.

A summary of key financial data and ratios at the dates indicated is as follows:

	July 30, 2016	August 1, 2015	January 30, 2016
Working capital ($ millions) (1)	$488.3	$440.3	$484.8
Debt-to-capital ratio (2)	24.2%	29.2%	24.6%
Current ratio (3)	1.97:1	1.79:1	2.24:1

(1)	Working capital has been computed as total current assets less total current liabilities.

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

Working capital at July 30, 2016 was $488.3 million, which was $48.0 million and $3.5 million higher than at August 1, 2015 and January 30, 2016, respectively. Our current ratio increased to 1.97 to 1 as of July 30, 2016, compared to 1.79 to 1 at August 1, 2015, and decreased from 2.24 to 1 at January 30, 2016. The increase in working capital and the current ratio from August 1, 2015 to July 30, 2016 reflects a decrease in the current portion of long-term debt and trade accounts payable, partially offset by a decrease in prepaid and other current assets. The increase in working capital from January 30, 2016 to July 30, 2016 reflects higher inventory levels due to the seasonality of our business and an increase in cash and cash equivalents, partially offset by an increase in trade accounts payable. The decrease in the current ratio from January 30, 2016 to July 30, 2016 reflects an increase in trade accounts payable and a decrease in prepaid and other current expenses, partially offset by an increase in inventory levels and cash and cash equivalents. The increase in cash and cash equivalents from January 30, 2016 to July 30, 2016 reflects our net earnings and related operating cash flows during that period. Our debt-to-capital ratio improved to 24.2% as of July 30, 2016, compared to 29.2% as of August 1, 2015, and 24.6% as of January 30, 2016, primarily reflecting higher shareholders' equity due to the impact of our net earnings.

At July 30, 2016, we had $165.7 million of cash and cash equivalents. The majority of this balance represents the accumulated unremitted earnings of our foreign subsidiaries, which are considered indefinitely reinvested.

We declared and paid dividends of $0.07 per share in both the second quarter of 2016 and the second quarter of 2015. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) rapidly changing fashion trends and purchasing patterns; (iii) intense competition within the footwear industry; (iv) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (v) the ability to accurately forecast sales and manage inventory levels; (vi) cybersecurity threats or other major disruption to the Company’s information technology systems; (vii) customer concentration and increased consolidation in the retail industry; (viii) a disruption in the Company’s distribution centers; (ix) the ability to recruit and retain senior management and other key associates; (x) foreign currency fluctuations; (xi) compliance with applicable laws and standards with respect to labor, trade and product safety issues; (xii) the ability to secure/exit leases on favorable terms; (xiii) the ability to maintain relationships with current suppliers; (xiv) the ability to attract, retain and maintain good relationships with licensors and protect intellectual property rights; and (xv) changes to federal overtime regulations could increase the Company's payroll costs.  The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 30, 2016, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of July 30, 2016, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended July 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Changes to Federal overtime regulations could increase our payroll costs.
In May 2016, the U.S. Department of Labor ("DOL") released updated overtime and exemption rules under the Fair Labor Standards Act which increase the minimum salary needed to qualify for the standard white collar employee exemption and the threshold to qualify for a highly compensated employee ("HCE"). Additionally, the updated rules establish a mechanism for automatically increasing the minimum salary and compensation levels every three years. The initial increases to the standard salary level and HCE total annual compensation requirement will be effective on December 1, 2016. Future automatic increases to those thresholds will occur every three years, beginning on January 1, 2020. Changes to the overtime exemption also increase the risk of litigation. We are in the process of determining the impact the new regulation will have on our payroll costs and results of operations, and we expect to incur additional costs to comply with the revised rules. However, we do not currently expect the impact to be material to our results of operations.

Other than the aforementioned risk associated with the new DOL wage regulation, there have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 30, 2016.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2016:

				Maximum Number of Shares that May Yet be Purchased Under the Program (1)
			Total Number Purchased as Part of Publicly Announced Program (1)
	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)

Fiscal Period

May 1, 2016 – May 28, 2016	667	$22.08	—	1,898,500

May 29, 2016 – July 2, 2016	376,466	24.55	375,000	1,523,500

July 3, 2016 – July 30, 2016	80,393	24.06	75,000	1,448,500

Total	457,526	$24.46	450,000	1,448,500

(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2.5 million shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 450,000 shares and 900,000 shares were repurchased during the second quarter and first half of 2016, respectively, and 151,500 shares were repurchased during fiscal year 2015. Therefore, there were 1.4 million shares authorized to be repurchased under the program as of July 30, 2016. Our repurchases of common stock are limited under our debt agreements.

(2)
Includes shares that were tendered by employees related to certain share-based awards and shares purchased as part of our publicly announced program. The shares related to employee share-based awards were tendered in satisfaction of the exercise price of stock options and/or to satisfy minimum tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

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
Second Amendment to Fourth Amended and Restated Credit Agreement, dated August 17, 2016, among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and the financial institutions party thereto, filed herewith.

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

CALERES, INC.

Date: September 7, 2016	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer