Form 10-Q
period 2016-10-29
CALERES INC
filed 2016-12-07
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 29, 2016

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of November 25, 2016, 42,943,480 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	October 29, 2016	October 31, 2015	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$173,435	$86,298	$118,151
Receivables, net	139,475	148,192	153,664
Inventories, net	524,823	544,341	546,745
Prepaid expenses and other current assets	31,716	40,815	56,505
Total current assets	869,449	819,646	875,065

Other assets	114,851	141,840	118,349
Goodwill	13,954	13,954	13,954
Intangible assets, net	114,187	117,864	116,945
Property and equipment	497,486	455,038	475,750
Allowance for depreciation	(305,732)	(291,596)	(296,740)
Net property and equipment	191,754	163,442	179,010
Total assets	$1,304,195	$1,256,746	$1,303,323

Liabilities and Equity
Current liabilities:
Trade accounts payable	$212,088	$200,251	$237,802
Other accrued expenses	141,886	154,304	152,497
Total current liabilities	353,974	354,555	390,299

Other liabilities:
Long-term debt	196,888	196,463	196,544
Deferred rent	48,696	43,231	46,506
Other liabilities	57,574	60,642	67,502
Total other liabilities	303,158	300,336	310,552

Equity:
Common stock	429	437	437
Additional paid-in capital	120,775	137,927	138,881
Accumulated other comprehensive (loss) income	(6,310)	2,961	(5,864)
Retained earnings	531,216	459,678	468,030
Total Caleres, Inc. shareholders’ equity	646,110	601,003	601,484
Noncontrolling interests	953	852	988
Total equity	647,063	601,855	602,472
Total liabilities and equity	$1,304,195	$1,256,746	$1,303,323
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$732,230	$728,639	$1,939,900	$1,968,756
Cost of goods sold	438,459	440,205	1,138,781	1,169,001
Gross profit	293,771	288,434	801,119	799,755
Selling and administrative expenses	238,319	236,211	684,666	681,462
Operating earnings	55,452	52,223	116,453	118,293
Interest expense	(3,475)	(4,136)	(10,564)	(12,944)
Loss on early extinguishment of debt	—	(1,961)	—	(10,651)
Interest income	350	224	907	766
Earnings before income taxes	52,327	46,350	106,796	95,464
Income tax provision	(17,601)	(12,358)	(34,514)	(25,218)
Net earnings	34,726	33,992	72,282	70,246
Net (loss) earnings attributable to noncontrolling interests	(4)	9	2	177
Net earnings attributable to Caleres, Inc.	$34,730	$33,983	$72,280	$70,069

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.81	$0.78	$1.67	$1.60

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.81	$0.78	$1.67	$1.59

Dividends per common share	$0.07	$0.07	$0.21	$0.21
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net earnings	$34,726	$33,992	$72,282	$70,246
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(545)	348	961	791
Pension and other postretirement benefits adjustments	(289)	(230)	(865)	(688)
Derivative financial instruments	(101)	(184)	(542)	146
Other comprehensive (loss) income, net of tax	(935)	(66)	(446)	249
Comprehensive income	33,791	33,926	71,836	70,495
Comprehensive (loss) income attributable to noncontrolling interests	(25)	(31)	(35)	140
Comprehensive income attributable to Caleres, Inc.	$33,816	$33,957	$71,871	$70,355
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	October 29, 2016	October 31, 2015
Operating Activities
Net earnings	$72,282	$70,246
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	28,131	26,452
Amortization of capitalized software	9,589	9,118
Amortization of intangible assets	2,758	2,769
Amortization of debt issuance costs and debt discount	1,295	873
Loss on early extinguishment of debt	—	10,651
Share-based compensation expense	5,966	5,448
Tax benefit related to share-based plans	(3,264)	(3,049)
Loss (gain) on disposal of property and equipment	872	(2,203)
Impairment charges for property and equipment	913	1,479
Deferred rent	2,190	3,489
Provision for doubtful accounts	564	362
Changes in operating assets and liabilities:
Receivables	13,626	(11,848)
Inventories	22,587	(1,882)
Prepaid expenses and other current and noncurrent assets	22,119	(12,212)
Trade accounts payable	(25,870)	(15,593)
Accrued expenses and other liabilities	(17,419)	(2,188)
Other, net	664	2,138
Net cash provided by operating activities	137,003	84,050

Investing Activities
Purchases of property and equipment	(43,019)	(47,344)
Proceeds from disposal of property and equipment	—	7,433
Capitalized software	(5,672)	(5,422)
Net cash used for investing activities	(48,691)	(45,333)

Financing Activities
Borrowings under revolving credit agreement	103,000	117,000
Repayments under revolving credit agreement	(103,000)	(117,000)
Proceeds from issuance of 2023 senior notes	—	200,000
Redemption of 2019 senior notes	—	(200,000)
Debt issuance costs	—	(3,650)
Dividends paid	(9,094)	(9,195)
Acquisition of treasury stock	(23,139)	(4,921)
Issuance of common stock under share-based plans, net	(4,205)	(4,606)
Tax benefit related to share-based plans	3,264	3,049
Net cash used for financing activities	(33,174)	(19,323)
Effect of exchange rate changes on cash and cash equivalents	146	(499)
Increase in cash and cash equivalents	55,284	18,895
Cash and cash equivalents at beginning of period	118,151	67,403
Cash and cash equivalents at end of period	$173,435	$86,298
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued ASU 2015-14 to defer the effective date and ASUs 2016-08, 2016-10 and 2016-12 to clarify the implementation guidance in ASU 2014-09.  Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.   The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016.  The Company has completed an initial assessment of the ASUs. Although the ASUs will impact revenue recognition for both of the Company's reportable segments, the Company anticipates a more significant impact on its Famous Footwear segment, primarily due to the ASUs' required treatment for loyalty programs (such as Rewards, the Company's loyalty program). While the Company is currently developing its implementation plan, including the determination of its adoption method, it expects to adopt the ASUs in the first quarter of 2018. The Company anticipates that the adoption may have a material impact on the condensed consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires entities to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any fair value changes in net income. The ASU permits entities to elect a measurement alternative for equity investments that don’t have readily determinable fair values. If elected, those investments would be valued at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company has an investment in a nonconsolidated affiliate that is currently accounted for using the cost method. The investment, with a carrying value of $7.0 million as of October 29, 2016, October 31, 2015 and January 30, 2016, is subject to this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements. Due to the large number of retail operating leases to which the Company is a party, the Company anticipates that the impact to its condensed consolidated financial statements upon adoption in the first quarter of 2019 will be significant. However, the adoption of the ASU is not expected to trigger non-compliance with any covenant or other restrictions under the provisions of any of the Company’s debt obligations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies accounting for certain aspects of share-based payments to employees, including income taxes, forfeitures and statutory income tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The ASU requires certain income tax impacts related to share-based plans to be recorded within the income tax provision, rather than as a component of additional paid-in capital, as presented today. Upon adoption of the standard in the first quarter of 2017, the Company anticipates a greater degree of volatility in its income tax provision and effective income tax rate.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The ASU's provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is adopted. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

Note 3	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended October 29, 2016 and October 31, 2015:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands, except per share amounts)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
NUMERATOR
Net earnings	$34,726	$33,992	$72,282	$70,246
Net loss (earnings) attributable to noncontrolling interests	4	(9)	(2)	(177)
Net earnings allocated to participating securities	(910)	(1,063)	(1,933)	(2,272)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$33,820	$32,920	$70,347	$67,797

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	41,802	42,345	42,093	42,483
Dilutive effect of share-based awards	137	120	144	132
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	41,939	42,465	42,237	42,615

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.81	$0.78	$1.67	$1.60

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.81	$0.78	$1.67	$1.59

Options to purchase 63,915 shares of common stock for the thirteen and thirty-nine weeks ended October 29, 2016 and 56,997 shares of common stock for the thirteen and thirty-nine weeks ended October 31, 2015 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

During the thirty-nine weeks ended October 29, 2016 and October 31, 2015, the Company repurchased 900,000 shares and 151,500 shares, respectively, under the publicly announced share repurchase program, which permits repurchases of up to 2.5 million shares. As of October 29, 2016, the Company has repurchased a total of 1.1 million shares at a cost of $28.1 million.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect, and a change of control event.  In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $50.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of October 29, 2016.

At October 29, 2016, the Company had no borrowings outstanding and $6.5 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $531.3 million at October 29, 2016.

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

The 2023 Senior Notes also contain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 29, 2016, the Company was in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Note 5	Business Segment Information
Following is a summary of certain key financial measures for the Company’s business segments for the periods ended October 29, 2016 and October 31, 2015.

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended October 29, 2016
External sales	$467,816	$264,414	$—	$732,230
Intersegment sales	—	20,234	—	20,234
Operating earnings (loss)	32,709	30,454	(7,711)	55,452
Segment assets	555,934	471,329	276,932	1,304,195

Thirteen Weeks Ended October 31, 2015
External sales	$456,177	$272,462	$—	$728,639
Intersegment sales	—	21,004	—	21,004
Operating earnings (loss)	39,638	21,042	(8,457)	52,223
Segment assets	541,232	515,699	199,815	1,256,746

Thirty-nine Weeks Ended October 29, 2016
External sales	$1,222,535	$717,365	$—	$1,939,900
Intersegment sales	—	66,386	—	66,386
Operating earnings (loss)	81,067	57,539	(22,153)	116,453

Thirty-nine Weeks Ended October 31, 2015
External sales	$1,212,069	$756,687	$—	$1,968,756
Intersegment sales	—	71,292	—	71,292
Operating earnings (loss)	95,269	48,107	(25,083)	118,293

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Operating earnings	$55,452	$52,223	$116,453	$118,293
Interest expense	(3,475)	(4,136)	(10,564)	(12,944)
Loss on early extinguishment of debt	—	(1,961)	—	(10,651)
Interest income	350	224	907	766
Earnings before income taxes	$52,327	$46,350	$106,796	$95,464

Note 6	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	October 29, 2016	October 31, 2015	January 30, 2016
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	183,068	183,068	183,068
Total intangible assets	185,868	185,868	185,868
Accumulated amortization	(71,681)	(68,004)	(68,923)
Total intangible assets, net	114,187	117,864	116,945
Goodwill
Brand Portfolio	13,954	13,954	13,954
Total goodwill	13,954	13,954	13,954
Goodwill and intangible assets, net	$128,141	$131,818	$130,899

Intangible assets consist primarily of owned and licensed trademarks, of which $20.8 million as of October 29, 2016, October 31, 2015 and January 30, 2016, are not subject to amortization. The remaining intangible assets are subject to amortization and have useful lives ranging from 15 to 40 years as of October 29, 2016. Amortization expense related to intangible assets was $0.9 million for the thirteen weeks ended October 29, 2016 and October 31, 2015 and $2.8 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015.

Note 7	Shareholders’ Equity

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the thirty-nine weeks ended October 29, 2016 and October 31, 2015:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2016	$601,484	$988	$602,472
Net earnings	72,280	2	72,282
Other comprehensive loss	(446)	(37)	(483)
Dividends paid	(9,094)	—	(9,094)
Acquisition of treasury stock	(23,139)	—	(23,139)
Issuance of common stock under share-based plans, net	(4,205)	—	(4,205)
Tax benefit related to share-based plans	3,264	—	3,264
Share-based compensation expense	5,966	—	5,966
Equity at October 29, 2016	$646,110	$953	$647,063

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 31, 2015	$540,910	$712	$541,622
Net earnings	70,069	177	70,246
Other comprehensive income (loss)	249	(37)	212
Dividends paid	(9,195)	—	(9,195)
Acquisition of treasury stock	(4,921)	—	(4,921)
Issuance of common stock under share-based plans, net	(4,606)	—	(4,606)
Tax benefit related to share-based plans	3,049	—	3,049
Share-based compensation expense	5,448	—	5,448
Equity at October 31, 2015	$601,003	$852	$601,855

Accumulated Other Comprehensive (Loss) Income
The following table sets forth the changes in accumulated other comprehensive (loss) income by component for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance July 30, 2016	$606	$(5,932)	$(49)	$(5,375)
Other comprehensive loss before reclassifications	(545)	—	(150)	(695)
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(478)	79	(399)
Tax provision (benefit)	—	189	(30)	159
Net reclassifications	—	(289)	49	(240)
Other comprehensive loss	(545)	(289)	(101)	(935)
Balance October 29, 2016	$61	$(6,221)	$(150)	$(6,310)

Balance August 1, 2015	$(302)	$2,775	$554	$3,027
Other comprehensive income (loss) before reclassifications	348	—	(189)	159
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(382)	16	(366)
Tax provision (benefit)	—	152	(11)	141
Net reclassifications	—	(230)	5	(225)
Other comprehensive income (loss)	348	(230)	(184)	(66)
Balance October 31, 2015	$46	$2,545	$370	$2,961

Balance January 30, 2016	$(900)	$(5,356)	$392	$(5,864)
Other comprehensive income (loss) before reclassifications	961	—	(789)	172
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,432)	392	(1,040)
Tax provision (benefit)	—	567	(145)	422
Net reclassifications	—	(865)	247	(618)
Other comprehensive income (loss)	961	(865)	(542)	(446)
Balance October 29, 2016	$61	$(6,221)	$(150)	$(6,310)

Balance January 31, 2015	$(745)	$3,233	$224	$2,712
Other comprehensive income before reclassifications	791	—	176	967
Reclassifications:
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,140)	(22)	(1,162)
Tax provision (benefit)	—	452	(8)	444
Net reclassifications	—	(688)	(30)	(718)
Other comprehensive income (loss)	791	(688)	146	249
Balance October 31, 2015	$46	$2,545	$370	$2,961

(1)
Amounts reclassified are included in selling and administrative expenses. See Note 9 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)
Amounts reclassified are included in net sales, costs of goods sold, selling and administrative expenses and interest expense. See Notes 10 and 11 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 8	Share-Based Compensation

The Company recognized share-based compensation expense of $1.6 million and $1.8 million during the thirteen weeks and $6.0 million and $5.4 million during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. In addition to share-based compensation expense, the Company recognized cash-based expense related to performance share units and cash awards granted under the performance share plans of $0.4 million and $1.5 million during the thirteen weeks and $2.1 million and $5.7 million during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

The Company issued 7,267 and 14,216 shares of common stock during the thirteen weeks and 415,701 and 379,058 during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, for stock-based awards, stock options exercised and directors' fees.

Restricted Stock
The following table summarizes restricted stock activity for the periods ended October 29, 2016 and October 31, 2015:

	Thirteen Weeks Ended October 29, 2016			Thirteen Weeks Ended October 31, 2015
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

July 30, 2016	1,139,299	$25.42	August 1, 2015	1,395,616	$18.97
Granted	6,500	25.18	Granted	8,000	33.14
Forfeited	(29,500)	24.87	Forfeited	(42,500)	17.64
Vested	—	—	Vested	(17,000)	7.30
October 29, 2016	1,116,299	$25.43	October 31, 2015	1,344,116	$19.24

	Thirty-nine Weeks Ended October 29, 2016			Thirty-nine Weeks Ended October 31, 2015
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

January 30, 2016	1,262,449	$19.55	January 31, 2015	1,562,470	$15.61
Granted	357,100	26.54	Granted	301,421	30.19
Forfeited	(78,000)	23.67	Forfeited	(92,350)	18.65
Vested	(425,250)	9.22	Vested	(427,425)	13.88
October 29, 2016	1,116,299	$25.43	October 31, 2015	1,344,116	$19.24

Of the 6,500 and 8,000 restricted shares granted during the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, all of the shares have a vesting term of four years. Of the 357,100 restricted shares granted during the thirty-nine weeks ended October 29, 2016, all of the shares have a vesting term of four years. Of the 301,421 restricted shares granted during the thirty-nine weeks ended October 31, 2015, 288,921 have a vesting term of four years and 12,500 of the shares have a vesting term of five years. Share-based compensation expense is recognized on a straight-line basis over the respective vesting periods.

Performance Share Awards
During the thirteen weeks ended October 29, 2016 and October 31, 2015, the Company granted no performance share awards. During the thirty-nine weeks ended October 29, 2016 and October 31, 2015, the Company granted performance share awards for a targeted 159,000 and 177,921 shares, respectively, with a weighted-average grant date fair value of $26.64 and $30.12, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded in accordance with the vesting schedule of the units over the three-year service period.

The performance share units are settled in cash and their fair value is based on the unadjusted quoted market price for the Company’s common stock on each measurement date.

Stock Options
The following table summarizes stock option activity for the periods ended October 29, 2016 and October 31, 2015:

	Thirteen Weeks Ended October 29, 2016			Thirteen Weeks Ended October 31, 2015
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

July 30, 2016	222,790	$8.98	August 1, 2015	323,386	$9.02
Granted	—	—	Granted	—	—
Exercised	—	—	Exercised	(6,216)	8.72
Forfeited	(2,250)	15.94	Forfeited	(4,500)	15.94
Expired	(15,000)	9.82	Expired	—	—
October 29, 2016	205,540	$8.85	October 31, 2015	312,670	$8.93

	Thirty-nine Weeks Ended October 29, 2016			Thirty-nine Weeks Ended October 31, 2015
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

January 30, 2016	301,295	$8.95	January 31, 2015	416,803	$8.42
Granted	—	—	Granted	16,667	12.81
Exercised	(56,381)	7.41	Exercised	(76,849)	7.25
Forfeited	(9,749)	15.94	Forfeited	(7,500)	15.94
Expired	(29,625)	10.27	Expired	(36,451)	6.95
October 29, 2016	205,540	$8.85	October 31, 2015	312,670	$8.93

Of the 16,667 stock options granted during the thirty-nine weeks ended October 31, 2015, 8,333 have a vesting period of four years and 8,334 have a vesting period of five years.

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of cash-equivalent restricted stock units ("RSUs"). The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock and are automatically re-invested in additional RSUs. The Company granted 1,086 and 784 RSUs for dividend equivalents to non-employee directors during the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, with weighted-average grant date fair values of $24.98 and $30.40, respectively. The Company granted 55,250 and 38,228 RSUs, including 3,050 and 2,229 RSUs for dividend equivalents, to non-employee directors during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, with weighted-average grant date fair values of $21.78 and $31.66, respectively. All RSUs for dividend equivalents vested immediately and compensation expense was fully recognized during the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015.

Note 9	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Service cost	$2,084	$3,160	$—	$—
Interest cost	3,835	3,580	15	14
Expected return on assets	(7,237)	(7,919)	—	—
Amortization of:
Actuarial loss (gain)	38	152	(55)	(56)
Prior service income	(461)	(478)	—	—
Settlement cost	—	—	—	—
Total net periodic benefit income	$(1,741)	$(1,505)	$(40)	$(42)

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Service cost	$6,251	$9,482	$—	$—
Interest cost	11,506	10,744	45	42
Expected return on assets	(21,712)	(23,764)	—	—
Amortization of:
Actuarial loss (gain)	115	461	(165)	(167)
Prior service income	(1,382)	(1,434)	—	—
Settlement cost	250	—	—	—
Total net periodic benefit income	$(4,972)	$(4,511)	$(120)	$(125)

Note 10	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through October 2017. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 was not material.

As of October 29, 2016, October 31, 2015 and January 30, 2016, the Company had forward contracts maturing at various dates through October 2017, October 2016 and January 2017, respectively. The contract notional amount represents the net amount of all purchase and sale contracts of a foreign currency.

	Contract Notional Amount
(U.S. $ equivalent in thousands)	October 29, 2016	October 31, 2015	January 30, 2016
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$17,229	$17,820	$14,118
Euro	10,854	16,178	15,499
Chinese yuan	13,038	15,828	14,623
Japanese yen	1,145	1,184	1,159
United Arab Emirates dirham	1,143	866	930
New Taiwanese dollars	538	610	570
Other currencies	206	243	219
Total financial instruments	$44,153	$52,729	$47,118

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of October 29, 2016, October 31, 2015 and January 30, 2016 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:
October 29, 2016	Prepaid expenses and other current assets	$362	Other accrued expenses	$570
October 31, 2015	Prepaid expenses and other current assets	513	Other accrued expenses	598
January 30, 2016	Prepaid expenses and other current assets	1,000	Other accrued expenses	846

For the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 29, 2016		October 31, 2015
Foreign exchange forward contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCI into Earnings	(Loss) Gain Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$16	$(55)	$(35)	$19
Cost of goods sold	(181)	(8)	413	74
Selling and administrative expenses	(97)	(15)	(603)	(109)
Interest expense	5	(1)	(13)	—

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 29, 2016		October 31, 2015

Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	Loss Recognized in OCI on Derivatives	(Loss) Gain Reclassified from Accumulated OCI into Earnings	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings

Net sales	$(173)	$(127)	$24	$132
Cost of goods sold	(766)	109	945	(48)
Selling and administrative expenses	(121)	(373)	(570)	(62)
Interest expense	(19)	(1)	(27)	—

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

Secured Convertible Note
The Company received a $7.5 million face value secured convertible note as partial consideration for the December 2014 disposition of Shoes.com. The convertible note requires installments over four years with the first payment of $1.25 million due on July 1, 2017 and quarterly installments of $0.6 million thereafter, plus accrued interest, until it matures on December 12, 2019. Interest accrues at an annual rate of 6% until December 11, 2016, 7% until December 11, 2017, 8% until December 11, 2018, and 9% until the maturity date. The principal and outstanding accrued interest is convertible into common stock of an affiliate of ShoeMe Technologies Limited ("the Purchaser") at a specified conversion price per share, at the Company's option, or automatically upon a qualified initial public offering ("IPO") by the Purchaser at the IPO price. The convertible note is measured at fair value using unobservable inputs (Level 3). The fair value of the convertible note is $7.2 million at October 29, 2016, of which $1.9 million is included in prepaid expenses and other current assets and $5.3 million is included in other assets on the condensed consolidated balance sheets. The fair value of the convertible note is $7.2 million and $7.1 million at October 31, 2015 and January 30, 2016, respectively, and is included in other assets on the condensed consolidated balance sheets. The change in fair value reflects an immaterial amount of interest income for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 29, 2016, October 31, 2015 and January 30, 2016. The Company did not have any transfers between Level 1 and Level 2 during the thirty-nine weeks ended October 29, 2016 or October 31, 2015.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
As of October 29, 2016:
Cash equivalents – money market funds	$152,700	$152,700	$—	$—
Non-qualified deferred compensation plan assets	4,747	4,747	—	—
Non-qualified deferred compensation plan liabilities	(4,747)	(4,747)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,596)	(1,596)	—	—
Restricted stock units for non-employee directors	(8,726)	(8,726)	—	—
Performance share units	(2,446)	(2,446)	—	—
Derivative financial instruments, net	(208)	—	(208)	—
Secured convertible note	7,227	—	—	7,227
As of October 31, 2015:
Cash equivalents – money market funds	$64,783	$64,783	$—	$—
Non-qualified deferred compensation plan assets	3,928	3,928	—	—
Non-qualified deferred compensation plan liabilities	(3,928)	(3,928)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,932)	(1,932)	—	—
Restricted stock units for non-employee directors	(9,792)	(9,792)	—	—
Performance share units	(3,981)	(3,981)	—	—
Derivative financial instruments, net	(85)	—	(85)	—
Secured convertible note	7,188	—	—	7,188
As of January 30, 2016:
Cash equivalents – money market funds	$100,694	$100,694	$—	$—
Non-qualified deferred compensation plan assets	3,383	3,383	—	—
Non-qualified deferred compensation plan liabilities	(3,383)	(3,383)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,728)	(1,728)	—	—
Restricted stock units for non-employee directors	(8,879)	(8,879)	—	—
Performance share units	(3,780)	(3,780)	—	—
Derivative financial instruments, net	154	—	154	—
Secured convertible note	7,117	—	—	7,117

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $100.4 million and $89.4 million at October 29, 2016 and October 31, 2015, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, by segment, which were included in selling and administrative expenses for the respective periods.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Impairment Charges
Famous Footwear	$128	$240	$262	$740
Brand Portfolio	248	382	651	739
Total impairment charges	$376	$622	$913	$1,479

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), restricted cash, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	October 29, 2016			October 31, 2015			January 30, 2016
	Carrying		Fair	Carrying		Fair	Carrying		Fair
($ thousands)	Value	(1)	Value	Value	(1)	Value	Value	(1)	Value
Long-term debt	$196,888		$209,000	$196,463		$200,500	$196,544		$196,000

(1)
The carrying value of the long-term debt is net of deferred issuance costs of $3.1 million as of October 29, 2016, and $3.5 million as of October 31, 2015 and January 30, 2016, respectively, as a result of the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of 2015.

The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 12	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 33.6% and 26.7% for the thirteen weeks and 32.3% and 26.4% for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

During the thirteen and thirty-nine weeks ended October 29, 2016, the Company recognized discrete tax benefits of $0.3 million and $1.1 million, respectively, related to the settlement of certain federal tax matters. If these discrete tax benefits had not been recognized, the Company's effective tax rates would have been 34.1% and 33.4%, respectively. During the thirteen and thirty-nine weeks ended October 31, 2015, the Company recognized discrete tax benefits of $1.3 million and $4.2 million, respectively. If these discrete tax benefits had not been recognized, the Company's effective tax rates would have been 29.5% and 30.8%, respectively. On a year-to-date basis, excluding the discrete tax items described above, our higher effective tax rate reflects a greater anticipated mix of domestic earnings, which carry a higher effective tax rate than earnings in our international subsidiaries.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which requires entities to present all deferred tax assets and liabilities as noncurrent on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-17 on a retrospective basis during the fourth quarter of 2015, resulting in a reclassification of $0.8 million from current deferred tax assets to noncurrent deferred tax assets as of January 30, 2016 and a reclassification of $21.3 million and $32.5 million from current deferred tax liabilities to noncurrent deferred tax liabilities as of October 31, 2015 and January 30, 2016, respectively, on the condensed consolidated balance sheets.

Note 13	Related Party Transactions

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China, effective through August 2017. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China.  The Company, through its consolidated subsidiary, B&H Footwear, sold $1.3 million and $2.8 million during the thirteen weeks and $5.1 million and $7.5 million during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, of Naturalizer footwear on a wholesale basis to CBI. During the second quarter of 2016, the Company communicated its intention to dissolve the joint venture with CBI upon the expiration of the license to sell Naturalizer footwear.

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

The cumulative expenditures for both on-site and off-site remediation through October 29, 2016 were $28.6 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at October 29, 2016 is $9.7 million, of which $8.9 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $9.7 million reserve, $4.8 million is for on-site remediation and $4.9 million is for off-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $14.3 million as of October 29, 2016. The Company expects to spend approximately $0.2 million in the next fiscal year, $0.1 million in each of the following four years and $13.7 million in the aggregate thereafter related to the on-site remediation.

Other
The Company has completed its remediation efforts at its closed New York tannery and two associated landfills. In 1995, state environmental authorities reclassified the status of these sites as being properly closed and requiring only continued maintenance and monitoring through 2024. The Company has an accrued liability of $1.2 million at October 29, 2016 to complete the cleanup, maintenance and monitoring at these sites, which has been discounted at 6.4%. Of the $1.2 million reserve, $1.0 million is recorded in other liabilities and $0.2 million is recorded in other accrued expenses. On an undiscounted basis, this liability would be $1.4 million. The Company expects to spend approximately $0.2 million in each of the next five years and $0.4 million in the aggregate thereafter related to these sites. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 29, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$50,463	$5,897	$117,075	$—	$173,435
Receivables, net	123,345	856	15,274	—	139,475
Inventories, net	114,180	387,688	22,955	—	524,823
Prepaid expenses and other current assets	12,766	13,649	5,301	—	31,716
Intercompany receivable – current	823	327	15,766	(16,916)	—
Total current assets	301,577	408,417	176,371	(16,916)	869,449
Other assets	92,895	14,106	7,850	—	114,851
Goodwill and intangible assets, net	113,889	2,800	11,452	—	128,141
Property and equipment, net	30,902	149,680	11,172	—	191,754
Investment in subsidiaries	1,076,592	—	(21,068)	(1,055,524)	—
Intercompany receivable – noncurrent	485,403	384,452	573,308	(1,443,163)	—
Total assets	$2,101,258	$959,455	$759,085	$(2,515,603)	$1,304,195

Liabilities and Equity
Current liabilities
Trade accounts payable	$70,501	$123,003	$18,584	$—	$212,088
Other accrued expenses	48,614	75,797	17,475	—	141,886
Intercompany payable – current	5,145	—	11,771	(16,916)	—
Total current liabilities	124,260	198,800	47,830	(16,916)	353,974
Other liabilities
Long-term debt	196,888	—	—	—	196,888
Other liabilities	34,463	68,146	3,661	—	106,270
Intercompany payable – noncurrent	1,099,537	41,933	301,693	(1,443,163)	—
Total other liabilities	1,330,888	110,079	305,354	(1,443,163)	303,158
Equity
Caleres, Inc. shareholders’ equity	646,110	650,576	404,948	(1,055,524)	646,110
Noncontrolling interests	—	—	953	—	953
Total equity	646,110	650,576	405,901	(1,055,524)	647,063
Total liabilities and equity	$2,101,258	$959,455	$759,085	$(2,515,603)	$1,304,195

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED OCTOBER 29, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$235,094	$487,558	$48,055	$(38,477)	$732,230
Cost of goods sold	162,629	281,926	25,669	(31,765)	438,459
Gross profit	72,465	205,632	22,386	(6,712)	293,771
Selling and administrative expenses	53,225	177,466	14,340	(6,712)	238,319
Operating earnings	19,240	28,166	8,046	—	55,452
Interest expense	(3,472)	(3)	—	—	(3,475)
Interest income	200	—	150	—	350
Intercompany interest income (expense)	2,083	(2,107)	24	—	—
Earnings before income taxes	18,051	26,056	8,220	—	52,327
Income tax provision	(6,193)	(9,743)	(1,665)	—	(17,601)
Equity in earnings (loss) of subsidiaries, net of tax	22,872	—	(499)	(22,373)	—
Net earnings	34,730	16,313	6,056	(22,373)	34,726
Less: Net loss attributable to noncontrolling interests	—	—	(4)	—	(4)
Net earnings attributable to Caleres, Inc.	$34,730	$16,313	$6,060	$(22,373)	$34,730

Comprehensive income	$33,816	$16,313	$5,661	$(21,999)	$33,791
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(25)	—	(25)
Comprehensive income attributable to Caleres, Inc.	$33,816	$16,313	$5,686	$(21,999)	$33,816

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$617,177	$1,279,080	$156,649	$(113,006)	$1,939,900
Cost of goods sold	434,833	707,584	87,688	(91,324)	1,138,781
Gross profit	182,344	571,496	68,961	(21,682)	801,119
Selling and administrative expenses	155,608	505,032	45,708	(21,682)	684,666
Operating earnings	26,736	66,464	23,253	—	116,453
Interest expense	(10,561)	(3)	—	—	(10,564)
Interest income	531	—	376	—	907
Intercompany interest income (expense)	6,590	(6,685)	95	—	—
Earnings before income taxes	23,296	59,776	23,724	—	106,796
Income tax provision	(7,369)	(22,483)	(4,662)	—	(34,514)
Equity in earnings (loss) of subsidiaries, net of tax	56,353	—	(1,545)	(54,808)	—
Net earnings	72,280	37,293	17,517	(54,808)	72,282
Less: Net earnings attributable to noncontrolling interests	—	—	2	—	2
Net earnings attributable to Caleres, Inc.	$72,280	$37,293	$17,515	$(54,808)	$72,280

Comprehensive income	$71,871	$37,293	$17,692	$(55,020)	$71,836
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(35)	—	(35)
Comprehensive income attributable to Caleres, Inc.	$71,871	$37,293	$17,727	$(55,020)	$71,871

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$23,770	$83,584	$29,649	$—	$137,003

Investing activities
Purchases of property and equipment	(2,748)	(37,154)	(3,117)	—	(43,019)
Capitalized software	(3,859)	(1,783)	(30)	—	(5,672)
Intercompany investing	(3,129)	3,129	—	—	—
Net cash used for investing activities	(9,736)	(35,808)	(3,147)	—	(48,691)

Financing activities
Borrowings under revolving credit agreement	103,000	—	—	—	103,000
Repayments under revolving credit agreement	(103,000)	—	—	—	(103,000)
Dividends paid	(9,094)	—	—	—	(9,094)
Acquisition of treasury stock	(23,139)	—	—	—	(23,139)
Issuance of common stock under share-based plans, net	(4,205)	—	—	—	(4,205)
Tax benefit related to share-based plans	3,264	—	—	—	3,264
Intercompany financing	38,603	(41,879)	3,276	—	—
Net cash provided by (used for) financing activities	5,429	(41,879)	3,276	—	(33,174)
Effect of exchange rate changes on cash and cash equivalents	—	—	146	—	146
Increase in cash and cash equivalents	19,463	5,897	29,924	—	55,284
Cash and cash equivalents at beginning of period	31,000	—	87,151	—	118,151
Cash and cash equivalents at end of period	$50,463	$5,897	$117,075	$—	$173,435

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$48,711	$3,999	$33,588	$—	$86,298
Receivables, net	122,291	1,502	24,399	—	148,192
Inventories, net	134,353	388,177	21,811	—	544,341
Prepaid expenses and other current assets	12,440	23,729	4,646	—	40,815
Intercompany receivable – current	267	117	11,455	(11,839)	—
Total current assets	318,062	417,524	95,899	(11,839)	819,646
Other assets	119,630	16,102	6,108	—	141,840
Goodwill and intangible assets, net	116,114	2,800	12,904	—	131,818
Property and equipment, net	32,943	120,633	9,866	—	163,442
Investment in subsidiaries	1,012,191	—	(19,114)	(993,077)	—
Intercompany receivable – noncurrent	404,904	355,069	537,551	(1,297,524)	—
Total assets	$2,003,844	$912,128	$643,214	$(2,302,440)	$1,256,746

Liabilities and Equity
Current liabilities
Trade accounts payable	$56,536	$126,638	$17,077	$—	$200,251
Other accrued expenses	39,591	100,913	13,800	—	154,304
Intercompany payable – current	2,884	—	8,955	(11,839)	—
Total current liabilities	99,011	227,551	39,832	(11,839)	354,555
Other liabilities
Long-term debt	196,463	—	—	—	196,463
Other liabilities	67,713	33,712	2,448	—	103,873
Intercompany payable – noncurrent	1,039,654	37,932	219,938	(1,297,524)	—
Total other liabilities	1,303,830	71,644	222,386	(1,297,524)	300,336
Equity
Caleres, Inc. shareholders’ equity	601,003	612,933	380,144	(993,077)	601,003
Noncontrolling interests	—	—	852	—	852
Total equity	601,003	612,933	380,996	(993,077)	601,855
Total liabilities and equity	$2,003,844	$912,128	$643,214	$(2,302,440)	$1,256,746

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED OCTOBER 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$228,351	$476,462	$59,078	$(35,252)	$728,639
Cost of goods sold	161,958	271,445	33,954	(27,152)	440,205
Gross profit	66,393	205,017	25,124	(8,100)	288,434
Selling and administrative expenses	59,708	168,255	16,348	(8,100)	236,211
Operating earnings	6,685	36,762	8,776	—	52,223
Interest expense	(4,136)	—	—	—	(4,136)
Loss on early extinguishment of debt	(1,961)	—	—	—	(1,961)
Interest income	194	—	30	—	224
Intercompany interest income (expense)	3,440	(3,527)	87	—	—
Earnings before income taxes	4,222	33,235	8,893	—	46,350
Income tax provision	(714)	(10,889)	(755)	—	(12,358)
Equity in earnings (loss) of subsidiaries, net of tax	30,475	—	(583)	(29,892)	—
Net earnings	33,983	22,346	7,555	(29,892)	33,992
Less: Net earnings attributable to noncontrolling interests	—	—	9	—	9
Net earnings attributable to Caleres, Inc.	$33,983	$22,346	$7,546	$(29,892)	$33,983

Comprehensive income	$33,957	$22,397	$7,567	$(29,995)	$33,926
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(31)	—	(31)
Comprehensive income attributable to Caleres, Inc.	$33,957	$22,397	$7,598	$(29,995)	$33,957

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$617,512	$1,272,367	$195,228	$(116,351)	$1,968,756
Cost of goods sold	444,301	698,799	118,480	(92,579)	1,169,001
Gross profit	173,211	573,568	76,748	(23,772)	799,755
Selling and administrative expenses	172,906	484,565	47,763	(23,772)	681,462
Operating earnings (loss)	305	89,003	28,985	—	118,293
Interest expense	(12,943)	(1)	—	—	(12,944)
Loss on early extinguishment of debt	(10,651)	—	—	—	(10,651)
Interest income	642	—	124	—	766
Intercompany interest income (expense)	10,549	(10,720)	171	—	—
(Loss) earnings before income taxes	(12,098)	78,282	29,280	—	95,464
Income tax benefit (provision)	4,621	(26,479)	(3,360)	—	(25,218)
Equity in earnings (loss) of subsidiaries, net of tax	77,546	—	(205)	(77,341)	—
Net earnings	70,069	51,803	25,715	(77,341)	70,246
Less: Net earnings attributable to noncontrolling interests	—	—	177	—	177
Net earnings attributable to Caleres, Inc.	$70,069	$51,803	$25,538	$(77,341)	$70,069

Comprehensive income	$70,355	$51,966	$25,843	$(77,669)	$70,495
Less: Comprehensive income attributable to noncontrolling interests	—	—	140	—	140
Comprehensive income attributable to Caleres, Inc.	$70,355	$51,966	$25,703	$(77,669)	$70,355

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 2015
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(34,602)	$81,599	$37,053	$—	$84,050

Investing activities
Purchases of property and equipment	(12,838)	(33,292)	(1,214)	—	(47,344)
Disposals of property and equipment	7,111	—	322	—	7,433
Capitalized software	(3,775)	(1,647)	—	—	(5,422)
Intercompany investing	(356)	356	—	—	—
Net cash used for investing activities	(9,858)	(34,583)	(892)	—	(45,333)

Financing activities
Borrowings under revolving credit agreement	117,000	—	—	—	117,000
Repayments under revolving credit agreement	(117,000)	—	—	—	(117,000)
Proceeds from issuance of 2023 senior notes	200,000	—	—	—	200,000
Redemption of 2019 senior notes	(200,000)	—	—	—	(200,000)
Debt issuance costs	(3,650)	—	—	—	(3,650)
Dividends paid	(9,195)	—	—	—	(9,195)
Acquisition of treasury stock	(4,921)	—	—	—	(4,921)
Issuance of common stock under share-based plans, net	(4,606)	—	—	—	(4,606)
Tax benefit related to share-based plans	3,049	—	—	—	3,049
Intercompany financing	98,603	(43,017)	(55,586)	—	—
Net cash provided by (used for) financing activities	79,280	(43,017)	(55,586)	—	(19,323)
Effect of exchange rate changes on cash and cash equivalents	—	—	(499)	—	(499)
Increase (decrease) in cash and cash equivalents	34,820	3,999	(19,924)	—	18,895
Cash and cash equivalents at beginning of period	13,891	—	53,512	—	67,403
Cash and cash equivalents at end of period	$48,711	$3,999	$33,588	$—	$86,298

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$31,000	$—	$87,151	$—	$118,151
Receivables, net	110,235	2,290	41,139	—	153,664
Inventories, net	151,704	371,538	23,503	—	546,745
Prepaid expenses and other current assets	29,765	24,597	8,109	(5,966)	56,505
Intercompany receivable – current	650	176	6,877	(7,703)	—
Total current assets	323,354	398,601	166,779	(13,669)	875,065
Other assets	94,767	15,772	7,810	—	118,349
Goodwill and intangible assets, net	115,558	2,800	12,541	—	130,899
Property and equipment, net	32,538	136,223	10,249	—	179,010
Investment in subsidiaries	1,028,143	—	(19,524)	(1,008,619)	—
Intercompany receivable – noncurrent	431,523	354,038	556,259	(1,341,820)	—
Total assets	$2,025,883	$907,434	$734,114	$(2,364,108)	$1,303,323

Liabilities and Equity
Current liabilities
Trade accounts payable	$78,332	$123,274	$36,196	$—	$237,802
Other accrued expenses	80,053	62,729	15,681	(5,966)	152,497
Intercompany payable – current	4,394	—	3,309	(7,703)	—
Total current liabilities	162,779	186,003	55,186	(13,669)	390,299
Other liabilities
Long-term debt	196,544	—	—	—	196,544
Other liabilities	44,011	66,302	3,695	—	114,008
Intercompany payable – noncurrent	1,021,065	39,175	281,580	(1,341,820)	—
Total other liabilities	1,261,620	105,477	285,275	(1,341,820)	310,552
Equity
Caleres, Inc. shareholders’ equity	601,484	615,954	392,665	(1,008,619)	601,484
Noncontrolling interests	—	—	988	—	988
Total equity	601,484	615,954	393,653	(1,008,619)	602,472
Total liabilities and equity	$2,025,883	$907,434	$734,114	$(2,364,108)	$1,303,323

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Financial Highlights
Our financial performance during the third quarter of 2016 reflects a solid back-to-school season. Despite a mixed consumer environment, our Famous Footwear segment reported a 2.1% increase in same-store sales for the quarter, and our Brand Portfolio segment reported a gross margin improvement of more than 300 basis points to 37.5%.

The following is a summary of the financial highlights for the third quarter of 2016:

•
Consolidated net sales increased $3.6 million, or 0.5%, to $732.2 million for the third quarter of 2016. We are pleased with the solid back-to-school season at Famous Footwear, where sales for the quarter increased $11.6 million, or 2.6%. Our Brand Portfolio segment reported an $8.1 million decrease in net sales, driven by lower net sales of our Naturalizer and Dr. Scholl's brands, partially offset by higher sales from our Sam Edelman, Vince and Ryka brands.

•
Gross profit increased $5.4 million, or 1.9%, to $293.8 million for the third quarter of 2016, reflecting an improved mix of higher margin brands and lower wholesale sales allowances in our Brand Portfolio segment, partially offset by a lower gross profit rate in our Famous Footwear segment.  As a percentage of net sales, gross profit increased to 40.1% for the third quarter of 2016, compared to 39.6% for the third quarter of 2015, reflecting an improved mix of higher margin brands and a higher consolidated mix of retail versus wholesale sales in the quarter, partially offset by an increase in freight expense attributable to higher e-commerce sales.

•
Consolidated operating earnings increased $3.3 million, or 6.2%, to $55.5 million in the third quarter of 2016, reflecting a higher gross profit rate and sales volume, partially offset by additional costs associated with the modernization and expansion of our Lebanon, Tennessee distribution center, higher expenses related to rent for our growing retail store base and our ongoing investment in new brands.

•
Consolidated net earnings attributable to Caleres, Inc. were $34.7 million, or $0.81 per diluted share, in the third quarter of 2016, compared to net earnings of $34.0 million, or $0.78 per diluted share, in the third quarter of 2015. The third quarter of 2015 included a loss on early extinguishment of debt of $2.0 million ($1.2 million on an after-tax basis, or $0.02 per diluted share) related to the refinancing of our senior notes. We incurred a loss on early extinguishment of debt of $10.7 million ($6.5 million on an after-tax basis, or $0.15 per diluted share) for the nine months ended October 31, 2015.

Our debt-to-capital ratio improved to 23.3% as of October 29, 2016, compared to 24.6% as of October 31, 2015 and January 30, 2016, primarily reflecting higher shareholders' equity due to the benefit of our net earnings. Our current ratio increased to 2.46 to 1 as of October 29, 2016, compared to 2.31 to 1 at October 31, 2015 and 2.24 to 1 at January 30, 2016.

Outlook for the Remainder of 2016
During the third quarter, we continued to adapt to changing consumer shopping trends, delivering growth in net sales, margins, operating earnings, and net cash provided by operating activities. Throughout the remainder of 2016, we plan to continue executing against our strategy to deliver consistent, profitable and sustainable growth to our shareholders.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions)
Net sales	$732.2	100.0%	$728.6	100.0%	$1,939.9	100.0%	$1,968.8	100.0%
Cost of goods sold	438.4	59.9%	440.2	60.4%	1,138.8	58.7%	1,169.0	59.4%
Gross profit	293.8	40.1%	288.4	39.6%	801.1	41.3%	799.8	40.6%
Selling and administrative expenses	238.3	32.5%	236.2	32.4%	684.6	35.3%	681.5	34.6%
Operating earnings	55.5	7.6%	52.2	7.2%	116.5	6.0%	118.3	6.0%
Interest expense	(3.5)	(0.5)%	(4.1)	(0.6)%	(10.6)	(0.5)%	(12.9)	(0.7)%
Loss on early extinguishment of debt	—	—%	(2.0)	(0.2)%	—	—%	(10.7)	(0.5)%
Interest income	0.3	0.0%	0.2	0.0%	0.9	0.0%	0.8	0.0%
Earnings before income taxes	52.3	7.1%	46.3	6.4%	106.8	5.5%	95.5	4.8%
Income tax provision	(17.6)	(2.4)%	(12.3)	(1.7)%	(34.5)	(1.8)%	(25.2)	(1.2)%
Net earnings	34.7	4.7%	34.0	4.7%	72.3	3.7%	70.3	3.6%
Net (loss) earnings attributable to noncontrolling interests	0.0	0.0%	0.0	0.0%	0.0	0.0%	0.2	0.0%
Net earnings attributable to Caleres, Inc.	$34.7	4.7%	$34.0	4.7%	$72.3	3.7%	$70.1	3.6%

Net Sales
Net sales increased $3.6 million, or 0.5%, to $732.2 million for the third quarter of 2016, compared to $728.6 million for the third quarter of 2015. Our Famous Footwear segment reported an $11.6 million, or 2.6%, increase in net sales, reflecting a solid back-to-school season and growth in e-commerce sales. Net sales of our Brand Portfolio segment declined $8.1 million, driven by lower net sales of our Naturalizer and Dr. Scholl's brands, a portion of which were planned declines, partially offset by higher sales from our Sam Edelman, Vince and Ryka brands.

Net sales decreased $28.9 million, or 1.5%, to $1,939.9 million for the nine months ended October 29, 2016, compared to $1,968.8 million for the nine months ended October 31, 2015. Our Brand Portfolio segment reported a $39.3 million decrease in net sales, driven by lower net sales of our Naturalizer, Dr. Scholl's and LifeStride brands, a portion of which were planned declines, partially offset by growth in our Sam Edelman retail operations and higher sales from our Diane Von Furstenberg (launched in 2016), Carlos and Vince brands. Net sales at our Famous Footwear segment increased $10.4 million, primarily reflecting a 0.7% increase in same-store sales and a higher store count.

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

Gross Profit
Gross profit increased $5.4 million, or 1.9%, to $293.8 million for the third quarter of 2016, compared to $288.4 million for the third quarter of 2015, reflecting an improved gross profit rate and higher sales volume.  As a percentage of net sales, gross profit increased to 40.1% for the third quarter of 2016, compared to 39.6% for the third quarter of 2015, reflecting an improved mix of our higher margin brands and lower wholesale sales allowances within our Brand Portfolio segment. In addition, we experienced a higher consolidated mix of retail versus wholesale sales in the quarter, partially offset by an increase in freight expense driven by higher e-commerce sales. Retail and wholesale net sales were 69% and 31%, respectively, in the third quarter of 2016, compared to 67% and 33% in the third quarter of 2015.

Gross profit increased $1.3 million, or 0.2%, to $801.1 million for the nine months ended October 29, 2016, compared to $799.8 million for the nine months ended October 31, 2015, reflecting higher gross profit in our Brand Portfolio segment and lower gross profit in our Famous Footwear segment.  As a percentage of net sales, gross profit increased to 41.3% for the nine months ended October 29, 2016, compared to 40.6% for the nine months ended October 31, 2015. This increase reflects higher rates in our Brand Portfolio segment, driven by an improved mix of our higher margin brands, and a higher consolidated mix of retail versus wholesale net sales. Retail and wholesale net sales were 68% and 32%, respectively, in the nine months ended October 29, 2016, compared to 67% and 33% in the nine months ended October 31, 2015.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $2.1 million, or 0.9%, to $238.3 million for the third quarter of 2016, compared to $236.2 million for the third quarter of 2015. The increase was primarily driven by higher costs associated with our expanded distribution center in Lebanon, Tennessee, higher store rent in our retail divisions and our ongoing investment in our new brands. This increase was partially offset by lower cash-based incentive compensation expense. As a percentage of net sales, selling and administrative expenses increased to 32.5% for the third quarter of 2016 from 32.4% for the third quarter of 2015.

Selling and administrative expenses increased $3.1 million, or 0.5%, to $684.6 million for the nine months ended October 29, 2016, compared to $681.5 million for the nine months ended October 31, 2015. Expenses related to store openings and the development of our new brands were partially offset by lower cash-based incentive compensation expense. As a percentage of net sales, selling and administrative expenses increased to 35.3% for the nine months ended October 29, 2016 from 34.6% for the nine months ended October 31, 2015.

Operating Earnings
Operating earnings increased $3.3 million, or 6.2%, to $55.5 million for the third quarter of 2016, compared to $52.2 million for the third quarter of 2015, primarily reflecting a higher gross profit rate and higher net sales, partially offset by an increase in selling and administrative expenses. As a percentage of net sales, operating earnings increased to 7.6% for the third quarter of 2016, compared to 7.2% for the third quarter of 2015.

Operating earnings decreased $1.8 million, or 1.6% to $116.5 million for the nine months ended October 29, 2016, compared to $118.3 million for the nine months ended October 31, 2015, reflecting lower net sales and higher selling and administrative expenses, partially offset by a higher gross profit rate.  As a percentage of net sales, operating earnings remained consistent at 6.0% for the nine months ended October 29, 2016 and October 31, 2015.

Interest Expense
Interest expense decreased $0.6 million, or 16.0%, to $3.5 million for the third quarter of 2016, compared to $4.1 million for the third quarter of 2015, primarily reflecting higher capitalized interest of $0.4 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center, with no corresponding amount capitalized in the third quarter of 2015. In addition, in 2015 we refinanced $200.0 million of senior notes, which reduced our interest rate from 7.125% to 6.25%, as further discussed in Note 4 to the condensed consolidated financial statements.

Interest expense decreased $2.3 million, or 18.4%, to $10.6 million for the nine months ended October 29, 2016, compared to $12.9 million for the nine months ended October 31, 2015, primarily reflecting higher capitalized interest of $1.3 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center, with no corresponding amount capitalized in the nine months ended October 31, 2015. In addition, we have benefited from a lower interest rate on our senior notes, as described above.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was $2.0 million for the third quarter and $10.7 million for the nine months ended October 31, 2015, reflecting the redemption of our senior notes prior to maturity, as further discussed in Note 4 to the condensed consolidated financial statements. We incurred no corresponding charges during the third quarter or nine months ended October 29, 2016.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 33.6% for the third quarter of 2016, compared to 26.7% for the third quarter of 2015. In the third quarter of 2016, we recognized a discrete tax benefit of $0.3 million related to federal tax matters. During the third quarter of 2015, we recognized discrete tax benefits of $1.3 million, primarily related to the utilization of certain tax asset carryforwards that were previously fully reserved. If these discrete tax benefits had not been recognized during the third quarter of 2016 or 2015, our effective tax rates would have been 34.1% and 29.5%, respectively.

Our consolidated effective tax rate was 32.3% for the nine months ended October 29, 2016, compared to 26.4% for the nine months ended October 31, 2015. We recognized discrete tax benefits of $1.1 million during the nine months ended October 29, 2016, related to the settlement of certain federal tax matters. For the nine months ended October 31, 2015, we recognized discrete tax benefits of $4.2 million. The discrete tax benefits in 2015 were attributable to a number of factors, including the conversion of one of our primary operating subsidiaries to a limited liability company and the utilization of certain tax asset carryforwards primarily related to the disposition of Shoes.com that were previously fully reserved. If these discrete tax benefits had not been recognized during the nine months ended October 29, 2016 and 2015, our effective tax rates would have been 33.4% and 30.8%, respectively. On a year-to-date basis, excluding the discrete tax items described above, our higher effective tax rate reflects a greater anticipated mix of domestic earnings, which carry a higher effective tax rate than earnings in our international subsidiaries.

Net Earnings
Net earnings increased $0.7 million, or 2.2%, to $34.7 million for the third quarter of 2016, compared to $34.0 million for the third quarter of 2015, reflecting the factors described above.

Net earnings increased $2.0 million, or 2.9%, to $72.3 million for the nine months ended October 29, 2016, compared to $70.3 million for the nine months ended October 31, 2015, reflecting the factors described above.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $34.7 million and $72.3 million for the third quarter and nine months ended October 29, 2016, compared to net earnings of $34.0 million and $70.1 million for the third quarter of 2015 and nine months ended October 31, 2015, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales

Operating Results
Net sales	$467.8	100.0%	$456.2	100.0%	$1,222.5	100.0%	$1,212.1	100.0%
Cost of goods sold	273.1	58.4%	261.3	57.3%	681.7	55.8%	669.5	55.2%
Gross profit	194.7	41.6%	194.9	42.7%	540.8	44.2%	542.6	44.8%
Selling and administrative expenses	162.0	34.6%	155.3	34.0%	459.7	37.6%	447.3	36.9%
Operating earnings	$32.7	7.0%	$39.6	8.7%	$81.1	6.6%	$95.3	7.9%

Key Metrics
Same-store sales % change	2.1%		4.4%		0.7%		2.2%
Same-store sales $ change	$9.3		$18.5		$8.7		$25.2
Sales change from new and closed stores, net	$2.3		$2.9		$2.0		$4.6
Impact of changes in Canadian exchange rate on sales	$0.0		$(0.6)		$(0.3)		$(1.3)
Sales change of Shoes.com (sold in December 2014)	N/A		$(13.7)		N/A		$(36.3)
Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$63		$63		$167		$169
Sales per square foot, excluding e-commerce (trailing twelve months)	$216		$218		$216		$218
Square footage (thousand sq. ft.)	6,960		6,951		6,960		6,951

Stores opened	16		13		37		38
Stores closed	9		13		32		32
Ending stores	1,051		1,044		1,051		1,044

Net Sales
Net sales increased $11.6 million, or 2.6%, to $467.8 million for the third quarter of 2016, compared to $456.2 million for the third quarter of 2015. The increase was primarily driven by a 2.1% increase in same-store sales and a net increase in sales from new and closed stores.  Famous Footwear experienced growth in e-commerce sales, and reported improvement in both online conversion rate and customer traffic, due in part to the expansion of our in-store fulfillment program. Strong e-commerce sales were partially offset by a decline in customer traffic at our retail store locations. The segment experienced sales growth in the lifestyle athletic and sport-influenced product, while boot sales were lower during the quarter, due in part to the unseasonably warm fall. During the third quarter of 2016, we opened 16 new stores and closed nine stores, resulting in 1,051 stores and total square footage of 7.0 million at the end of the third quarter of 2016, compared to 1,044 stores and total square footage of 7.0 million at the end of the third quarter of 2015. On a trailing twelve month basis, sales per square foot, excluding e-commerce, decreased 0.9% to $216 for the twelve months ended October 29, 2016, compared to $218 for the twelve months ended October 31, 2015. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment’s sales, with approximately 76% of our net sales made to Rewards program members in the third quarter of 2016, compared to 75% in the third quarter of 2015.

Net sales increased $10.4 million, or 0.9%, to $1,222.5 million for the nine months ended October 29, 2016, compared to $1,212.1 million for the nine months ended October 31, 2015. The increase was primarily driven by a 0.7% increase in same-store sales and a higher store count. Famous Footwear experienced growth in e-commerce sales, partially offset by a decline in customer traffic at our retail store locations, as described above. Famous Footwear experienced sales growth in the lifestyle athletic category, while sales of performance athletic footwear declined.

Gross Profit
Gross profit decreased $0.2 million, or 0.1%, to $194.7 million for the third quarter of 2016, compared to $194.9 million for the third quarter of 2015. As a percentage of net sales, our gross profit was 41.6% for the third quarter of 2016, compared to 42.7% for the third quarter of 2015. The decrease in our gross profit rate primarily reflects higher freight expense due to growth in our Famous.com business and the in-store fulfillment program as well as lower product margins in certain categories, including a shift from higher margin boots to booties.

Gross profit decreased $1.8 million, or 0.3%, to $540.8 million for the nine months ended October 29, 2016, compared to $542.6 million for the nine months ended October 31, 2015, primarily driven by a lower gross profit rate, partially offset by higher net sales. As a percentage of net sales, our gross profit was 44.2% for the nine months ended October 29, 2016, compared to 44.8% for the nine months ended October 31, 2015. The decrease in our gross profit rate primarily reflects the factors described above.

Selling and Administrative Expenses
Selling and administrative expenses increased $6.7 million, or 4.3%, to $162.0 million for the third quarter of 2016, compared to $155.3 million for the third quarter of 2015.  The increase was attributable to higher store rent for our expanding store base and warehouse and distribution costs, primarily related to our expanded distribution center in Lebanon, Tennessee, partially offset by lower expenses related to cash-based incentive compensation. As a percentage of net sales, selling and administrative expenses increased to 34.6% for the third quarter of 2016, compared to 34.0% for the third quarter of 2015.

Selling and administrative expenses increased $12.4 million, or 2.8%, to $459.7 million for the nine months ended October 29, 2016, compared to $447.3 million for the nine months ended October 31, 2015. The increase was primarily driven by the factors described above. As a percentage of net sales, selling and administrative expenses increased to 37.6% for the nine months ended October 29, 2016, compared to 36.9% for the nine months ended October 31, 2015.

Operating Earnings
Operating earnings decreased $6.9 million, or 17.5%, to $32.7 million for the third quarter of 2016, compared to $39.6 million for the third quarter of 2015. The decrease reflects higher selling and administrative expenses and a lower gross profit rate, partially offset by higher net sales. As a percentage of net sales, operating earnings decreased to 7.0% for the third quarter of 2016, compared to 8.7% for the third quarter of 2015.

Operating earnings decreased $14.2 million, or 14.9%, to $81.1 million for the nine months ended October 29, 2016, compared to $95.3 million for the nine months ended October 31, 2015, reflecting the factors described above. As a percentage of net sales, operating earnings decreased to 6.6% for the nine months ended October 29, 2016, compared to 7.9% for the nine months ended October 31, 2015.

BRAND PORTFOLIO
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales

Operating Results
Net sales	$264.4	100.0%	$272.5	100.0%	$717.4	100.0%	$756.7	100.0%
Cost of goods sold	165.3	62.5%	178.9	65.7%	457.1	63.7%	499.5	66.0%
Gross profit	99.1	37.5%	93.6	34.3%	260.3	36.3%	257.2	34.0%
Selling and administrative expenses	68.6	26.0%	72.6	26.6%	202.8	28.3%	209.1	27.6%
Operating earnings	$30.5	11.5%	$21.0	7.7%	$57.5	8.0%	$48.1	6.4%

Key Metrics
Wholesale/retail sales mix (%)	86%/14%		87%/13%		86%/14%		87%/13%
Change in wholesale net sales ($)	$(8.9)		$(5.5)		$(39.3)		$29.5
Unfilled order position at end of period	$315.2		$318.4

Same-store sales % change	(5.4)%		2.5%		(5.2)%		(1.7)%
Same-store sales $ change	$(1.8)		$0.8		$(4.6)		$(1.6)
Sales change from new and closed stores, net	$2.6		$(0.6)		$5.6		$(2.0)
Impact of changes in Canadian exchange rate on retail sales	$0.0		$(2.4)		$(1.0)		$(5.6)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$84		$91		$236		$262
Sales per square foot, excluding e-commerce (trailing twelve months)	$316		$350		$316		$350
Square footage (thousands sq. ft.)	306		291		306		291

Stores opened	2		2		7		3
Stores closed	2		1		5		10
Ending stores	167		164		167		164

Net Sales
Net sales decreased $8.1 million, or 3.0%, to $264.4 million for the third quarter of 2016, compared to $272.5 million for the third quarter of 2015.  The decrease was driven by lower net sales of our Naturalizer and Dr. Scholl's brands, partially offset by higher sales from our Sam Edelman, Vince and Ryka brands. A portion of the sales declines were planned, as we elected to discontinue certain lower margin business. In general, our strongest category for the quarter was lifestyle athletic, while sales of tall shaft boots were lower during the third quarter of 2016. Our retail sales primarily benefited from a net increase in sales from new and closed stores, partially offset by a decrease in same-store sales of 5.4%. During the third quarter of 2016, we opened two stores and closed two stores, resulting in a total of 167 stores and total square footage of 0.3 million at the end of the third quarter of 2016, compared to 164 stores and total square footage of 0.3 million at the end of the third quarter of 2015. Sales per square foot, excluding e-commerce, decreased 7.5% to $84 for the third quarter of 2016, compared to $91 for the third quarter of 2015. Our unfilled order position decreased $3.2 million, or 1.0%, to $315.2 million as of October 29, 2016, from $318.4 million as of October 31, 2015, primarily due to declines in our Franco Sarto, Ryka and Dr. Scholl's brands, partially offset by increases in our Sam Edelman and Naturalizer brands.

Net sales decreased $39.3 million, or 5.2%, to $717.4 million for the nine months ended October 29, 2016, compared to $756.7 million for the nine months ended October 31, 2015. The decrease was driven by lower net sales of our Naturalizer, Dr. Scholl's and LifeStride brands, a portion of which were planned declines, partially offset by growth in our Sam Edelman retail operations and higher sales from our Diane Von Furstenberg (launched in 2016), Carlos and Vince brands. Our retail sales benefited from a net increase in sales from new and closed stores, partially offset by a decrease in same-store sales of 5.2% and a lower Canadian dollar exchange rate. During the nine months ended October 29, 2016, we opened seven stores and closed five stores. Sales per square foot, excluding e-commerce, decreased 10.2% to $236 for the nine months ended October 29, 2016, compared to $262 for the nine months ended October 31, 2015. On a trailing twelve month basis, sales per square foot, excluding e-commerce, decreased 9.6% to $316 for the twelve months ended October 29, 2016, compared to $350 for the twelve months ended October 31, 2015.

Gross Profit
Gross profit increased $5.5 million, or 5.9%, to $99.1 million for the third quarter of 2016, compared to $93.6 million for the third quarter of 2015, reflecting a gross profit rate increase of 3.2%, partially offset by lower net sales. As a percentage of net sales, our gross profit increased to 37.5% for the third quarter of 2016, compared to 34.3% for the third quarter of 2015.  Our gross profit rate benefited from an improved mix of our higher margin brands and lower wholesale sales allowances.

Gross profit increased $3.1 million, or 1.2%, to $260.3 million for the nine months ended October 29, 2016, compared to $257.2 million for the nine months ended October 31, 2015, driven by the factors described above. As a percentage of net sales, our gross profit was 36.3% for the nine months ended October 29, 2016, compared to 34.0% for the nine months ended October 31, 2015, reflecting the factors described above.

Selling and Administrative Expenses
Selling and administrative expenses decreased $4.0 million, or 5.3%, to $68.6 million for the third quarter of 2016, compared to $72.6 million for the third quarter of 2015, driven by lower expenses related to our cash-based incentive plans, partially offset by the operation of several new retail stores in prominent locations and our investment in the development of our new brands. As a percentage of net sales, selling and administrative expenses decreased to 26.0% for the third quarter of 2016, compared to 26.6% for the third quarter of 2015.

Selling and administrative expenses decreased $6.3 million, or 3.0%, to $202.8 million for the nine months ended October 29, 2016, compared to $209.1 million for the nine months ended October 31, 2015, driven by lower expenses related to our cash-based incentive plans, partially offset by store openings and the development of our new brands. As a percentage of net sales, selling and administrative expenses increased to 28.3% for the nine months ended October 29, 2016, compared to 27.6% for the nine months ended October 31, 2015.

Operating Earnings
Operating earnings increased $9.5 million, or 44.7%, to $30.5 million for the third quarter of 2016, compared to $21.0 million for the third quarter of 2015. The increase reflects a higher gross profit rate and lower selling and administrative expenses, partially offset by lower net sales. As a percentage of net sales, operating earnings increased to 11.5% for the third quarter of 2016, compared to 7.7% in the third quarter of 2015.

Operating earnings increased $9.4 million, or 19.6%, to $57.5 million for the nine months ended October 29, 2016, compared to $48.1 million for the nine months ended October 31, 2015, reflecting the factors described above. As a percentage of net sales, operating earnings increased to 8.0% for the nine months ended October 29, 2016, compared to 6.4% for the nine months ended October 31, 2015.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $7.7 million were incurred for the third quarter of 2016, compared to $8.5 million for the third quarter of 2015, reflecting lower consulting and other professional fees and lower cash-based incentive compensation during the third quarter of 2016.

Unallocated corporate administrative expenses and other costs and recoveries were $22.1 million for the nine months ended October 29, 2016, compared to $25.1 million for the nine months ended October 31, 2015. The $3.0 million decrease was primarily attributable to lower cash-based incentive compensation for the nine months ended October 29, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	October 29, 2016	October 31, 2015	January 30, 2016
Long-term debt	$196.9	$196.5	$196.5

Total debt obligations of $196.9 million at October 29, 2016 increased $0.4 million compared to $196.5 million at October 31, 2015 and January 30, 2016.  Interest expense for the third quarter of 2016 decreased $0.6 million to $3.5 million, compared to $4.1 million for the third quarter of 2015 and decreased $2.3 million to $10.6 million for the nine months ended October 29, 2016, compared to $12.9 million for the nine months ended October 31, 2015. The decreases were primarily a result of capitalized interest of $0.4 million and $1.3 million during the third quarter and nine months ended October 29, 2016, respectively, associated with the expansion and modernization of our Lebanon, Tennessee distribution center. The expansion and modernization is expected to be completed during the fourth quarter of 2016. In addition, we refinanced our senior notes, which reduced our interest rate from 7.125% to 6.25%, as further described below.

At October 29, 2016, we had no borrowings outstanding and $6.5 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $531.3 million at October 29, 2016. We were in compliance with all covenants and restrictions under the Credit Agreement as of October 29, 2016.

$200 Million Senior Notes
As further discussed in Note 4 to the condensed consolidated financial statements, on July 20, 2015, we commenced a cash tender offer for our 2019 Senior Notes. The tender offer expired on July 24, 2015 and $160.7 million aggregate principal amount of the 2019 Senior Notes were tendered. The remaining $39.3 million aggregate principal amount of 2019 Senior Notes was redeemed on August 26, 2015. During the third quarter and nine months ended October 31, 2015, we recognized a loss on early extinguishment of debt of $2.0 million and $10.7 million, respectively, representing the tender offer and call premiums, the unamortized debt issuance costs and original issue discount associated with the 2019 Senior Notes. Of the $2.0 million loss on early extinguishment of debt for the third quarter of 2015, approximately $0.6 million was non-cash. Of the $10.7 million loss on early extinguishment of debt for the nine months ended October 31, 2015, approximately $3.0 million was non-cash.

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

The 2023 Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 29, 2016, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	October 29, 2016	October 31, 2015	Change
Net cash provided by operating activities	$137.0	$84.0	$53.0
Net cash used for investing activities	(48.7)	(45.3)	(3.4)
Net cash used for financing activities	(33.2)	(19.3)	(13.9)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.5)	0.7
Increase in cash and cash equivalents	$55.3	$18.9	$36.4

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $53.0 million higher in the nine months ended October 29, 2016 as compared to the nine months ended October 31, 2015, reflecting the following factors:

•
A decrease in prepaid expenses and other current and noncurrent assets in the nine months ended October 29, 2016, compared to an increase in the comparable period in 2015 due to lower prepaid rent as of October 29, 2016 compared to October 31, 2015, reflecting a shift in the timing of rent payment due dates relative to the end of our fiscal quarter;

•
A decrease in receivables in the nine months ended October 29, 2016, compared to an increase in the comparable period in 2015 due primarily to lower wholesale sales volume in the latter portion of the quarter and improved cash collections; and

•	A decrease in inventory in the nine months ended October 29, 2016, compared to an increase in the comparable period in 2015, reflecting our continued focus on inventory management; partially offset by

•
A larger decrease in accrued expenses and other liabilities in the nine months ended October 29, 2016 compared to the comparable period in 2015, reflecting lower interest payable on our 2023 Senior Notes due to a lower interest rate and a shift in the timing of payments, as well as lower anticipated payments under our cash-based incentive compensation plans; and

•
A larger decrease in accounts payable in the nine months ended October 29, 2016 compared to the comparable period in 2015, driven by lower purchases of inventory resulting from the softer retail environment.

Cash used for investing activities was $3.4 million higher in the nine months ended October 29, 2016, as compared to 2015 primarily reflecting the non-recurrence of $7.1 million of proceeds upon the sale of a vacant building at our corporate headquarters during the third quarter of 2015, partially offset by lower purchases of property and equipment during the nine months ended October 29, 2016. For fiscal 2016, we expect purchases of property and equipment and capitalized software of approximately $70 million.

Cash used for financing activities was $13.9 million higher for the nine months ended October 29, 2016 as compared to 2015 primarily reflecting higher share repurchases under our stock repurchase program. We can use the repurchase program, as further discussed in Note 3 to the condensed consolidated financial statements, to repurchase shares on the open market or in private transactions from time to time, depending upon market conditions.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 29, 2016	October 31, 2015	January 30, 2016
Working capital ($ millions) (1)	$515.5	$465.1	$484.8
Debt-to-capital ratio (2)	23.3%	24.6%	24.6%
Current ratio (3)	2.46:1	2.31:1	2.24:1

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total shareholders’ equity.

(3)	The current ratio has been computed by dividing total current assets by total current liabilities.

Our balance sheet continues to strengthen, driven by both strong earnings and improvements in our working capital. Working capital at October 29, 2016 was $515.5 million, which was $50.4 million and $30.7 million higher than at October 31, 2015 and January 30, 2016, respectively. Our current ratio increased to 2.46 to 1 as of October 29, 2016, compared to 2.31 to 1 at October 31, 2015 and 2.24 to 1 at January 30, 2016. The increase in working capital and the current ratio from October 31, 2015 to October 29, 2016 reflects an increase in cash and cash equivalents and a decrease in other accrued expenses, partially offset by lower inventory levels and higher trade accounts payable. The increase in working capital and the current ratio from January 30, 2016 to October 29, 2016 reflects an increase in cash and cash equivalents and a decrease in accounts payable, partially offset by lower prepaid expenses and other current assets and inventory levels. The increase in cash and cash equivalents from October 31, 2015 and January 30, 2016 to October 29, 2016 primarily reflects our net earnings and related operating cash flows during the periods. Our debt-to-capital ratio improved to 23.3% as of October 29, 2016, compared to 24.6% as of October 31, 2015 and January 30, 2016, primarily reflecting higher shareholders' equity due to the benefit of our net earnings.

At October 29, 2016, we had $173.4 million of cash and cash equivalents. The majority of this balance represents the accumulated unremitted earnings of our international subsidiaries, which are considered indefinitely reinvested.

We declared and paid dividends of $0.07 per share in both the third quarter of 2016 and the third quarter of 2015. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating lease commitments, long-term debt, interest on long-term debt, minimum license commitments, derivative obligations, borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of October 29, 2016, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

There were no significant changes to internal control over financial reporting during the quarter ended October 29, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In May 2016, the U.S. Department of Labor ("DOL") released updated overtime and exemption rules under the Fair Labor Standards Act which increase the minimum salary needed to qualify for the standard white collar employee exemption and the threshold to qualify for a highly compensated employee ("HCE"). Additionally, the updated rules establish a mechanism for automatically increasing the minimum salary and compensation levels every three years. Changes to the overtime and exemption rules may increase the Company's payroll costs and the risk of litigation. The rules had an effective date of December 1, 2016. However, on November 22, 2016, a federal district court temporarily enjoined enforcement of the rules. The final outcome of these proceedings and potential impact to the Company is uncertain.

Other than the risk factor described above, there have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 30, 2016.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2016:

				Maximum Number of Shares that May Yet be Purchased Under the Program (1)
			Total Number Purchased as Part of Publicly Announced Program (1)
	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)

Fiscal Period

July 31, 2016 – August 27, 2016	—	$—	—	1,448,500

August 28, 2016 – October 1, 2016	—	—	—	1,448,500

October 2, 2016 – October 29, 2016	—	—	—	1,448,500

Total	—	$—	—	1,448,500

(1)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 900,000 shares were repurchased during the nine months ended October 29, 2016 and 151,500 shares were repurchased during fiscal year 2015. Therefore, there were 1,448,500 shares authorized to be repurchased under the program as of October 29, 2016. Our repurchases of common stock are limited under our debt agreements.

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

CALERES, INC.

Date: December 7, 2016	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer