Form 10-Q
period 2017-04-29
CALERES INC
filed 2017-06-07
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 29, 2017

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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
Yes  ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of May 26, 2017, 42,990,364 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	April 29, 2017	April 30, 2016	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$71,816	$149,534	$55,332
Receivables, net	107,021	116,961	153,121
Inventories, net	565,051	487,876	585,764
Prepaid expenses and other current assets	38,318	39,809	49,528
Total current assets	782,206	794,180	843,745

Other assets	67,289	116,347	68,574
Goodwill	127,081	13,954	127,098
Intangible assets, net	215,127	116,025	216,660
Property and equipment	533,421	484,280	531,104
Allowance for depreciation	(315,567)	(298,694)	(311,908)
Property and equipment, net	217,854	185,586	219,196
Total assets	$1,409,557	$1,226,092	$1,475,273

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$85,000	$—	$110,000
Trade accounts payable	225,032	189,154	266,370
Other accrued expenses	146,315	125,405	151,225
Total current liabilities	456,347	314,559	527,595

Other liabilities:
Long-term debt	197,118	196,659	197,003
Deferred rent	50,881	46,728	51,124
Other liabilities	83,478	60,169	85,065
Total other liabilities	331,477	303,556	333,192

Equity:
Common stock	430	434	430
Additional paid-in capital	121,826	127,755	121,537
Accumulated other comprehensive loss	(29,778)	(4,054)	(30,434)
Retained earnings	527,909	482,744	521,584
Total Caleres, Inc. shareholders’ equity	620,387	606,879	613,117
Noncontrolling interests	1,346	1,098	1,369
Total equity	621,733	607,977	614,486
Total liabilities and equity	$1,409,557	$1,226,092	$1,475,273
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 29, 2017	April 30, 2016
Net sales	$631,509	$584,733
Cost of goods sold	360,601	336,940
Gross profit	270,908	247,793
Selling and administrative expenses	244,075	219,050
Restructuring and other special charges, net	1,108	—
Operating earnings	25,725	28,743
Interest expense	(5,044)	(3,610)
Interest income	235	247
Earnings before income taxes	20,916	25,380
Income tax provision	(6,032)	(7,502)
Net earnings	14,884	17,878
Net (loss) earnings attributable to noncontrolling interests	(18)	96
Net earnings attributable to Caleres, Inc.	$14,902	$17,782

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.35	$0.41

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.35	$0.41

Dividends per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	April 29, 2017	April 30, 2016
Net earnings	$14,884	$17,878
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(540)	2,310
Pension and other postretirement benefits adjustments	418	(288)
Derivative financial instruments	778	(212)
Other comprehensive income, net of tax	656	1,810
Comprehensive income	15,540	19,688
Comprehensive (loss) income attributable to noncontrolling interests	(23)	110
Comprehensive income attributable to Caleres, Inc.	$15,563	$19,578
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	April 29, 2017	April 30, 2016
Operating Activities
Net earnings	$14,884	$17,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,156	9,019
Amortization of capitalized software	3,560	3,161
Amortization of intangible assets	1,033	920
Amortization of debt issuance costs and debt discount	432	432
Share-based compensation expense	2,711	1,987
Excess tax benefit related to share-based plans	—	(3,163)
Loss on disposal of property and equipment	130	79
Impairment charges for property and equipment	949	465
Deferred rent	(243)	222
Provision for doubtful accounts	91	182
Changes in operating assets and liabilities:
Receivables	46,002	36,522
Inventories	20,515	60,532
Prepaid expenses and other current and noncurrent assets	11,014	16,438
Trade accounts payable	(41,142)	(48,648)
Accrued expenses and other liabilities	(5,836)	(31,631)
Other, net	128	765
Net cash provided by operating activities	65,384	65,160

Investing Activities
Purchases of property and equipment	(10,978)	(16,367)
Capitalized software	(1,390)	(1,820)
Net cash used for investing activities	(12,368)	(18,187)

Financing Activities
Borrowings under revolving credit agreement	195,000	103,000
Repayments under revolving credit agreement	(220,000)	(103,000)
Dividends paid	(3,025)	(3,068)
Acquisition of treasury stock	(5,993)	(12,130)
Issuance of common stock under share-based plans, net	(2,422)	(4,149)
Excess tax benefit related to share-based plans	—	3,163
Net cash used for financing activities	(36,440)	(16,184)
Effect of exchange rate changes on cash and cash equivalents	(92)	594
Increase in cash and cash equivalents	16,484	31,383
Cash and cash equivalents at beginning of period	55,332	118,151
Cash and cash equivalents at end of period	$71,816	$149,534
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 28, 2017.

Note 2	Impact of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued ASU 2015-14 to defer the effective date. Several ASUs to clarify the implementation guidance in ASU 2014-09 have also been issued.  Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016.  Although the ASUs will impact revenue recognition for both of the Company's reportable segments, the Company anticipates a more significant impact on its Famous Footwear segment, primarily due to the ASUs' required treatment for loyalty programs (such as Rewards, the Company's loyalty program). The Company has established an implementation team to develop and execute the plan to adopt the ASUs. The Company will continue to refine and execute the implementation plan throughout 2017, including the determination of the adoption method, prior to adopting the ASUs in the first quarter of 2018.  The implementation plan includes changes to the Company's accounting policies and practices, systems and controls to support the new revenue recognition and disclosure requirements. Although the implementation may result in a significant initial adjustment to certain liabilities, including deferred revenue, the adoption of the standard is not anticipated to significantly impact the Company's condensed consolidated statements of earnings on an ongoing basis.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires entities to measure inventory at "the lower of cost and net realizable value", simplifying the current guidance under which entities must measure inventory at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using the last-in, first-out (LIFO) method. The Company adopted the ASU during the first quarter of 2017, which did not have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company has formed an implementation team and is in the process of evaluating its leases and upgrading its accounting systems to comply with the ASU. Due to the large number of retail operating leases to which the Company is a party, the Company anticipates that the impact to its condensed consolidated financial statements upon adoption in the first quarter of 2019 will be material. However, the adoption of the ASU is not expected to trigger non-compliance with any covenant or other restrictions under the provisions of any of the Company’s debt obligations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies accounting for certain aspects of share-based payments to employees, including income taxes, forfeitures and statutory income tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the ASU during the first quarter of 2017, which had the following impact to the condensed consolidated financial statements:

•
The Company recognized excess tax benefits of $1.1 million related to share-based plans during the thirteen weeks ended April 29, 2017, which are required to be recognized in the statements of earnings on a prospective basis. Prior to the adoption of the ASU, the excess tax benefit related to share-based plans was recorded in additional paid-in-capital.

•
The Company elected to adopt the provision of the ASU to account for forfeitures as they occur. This election was applied on a modified retrospective basis, resulting in a net increase to Caleres, Inc. shareholders' equity of $0.4 million.

•
The ASU requires cash flows from excess tax benefits related to share-based payments to be reported as operating activities in the condensed consolidated statements of cash flows. The Company elected to adopt this provision on a prospective basis and as a result, the excess tax benefit related to share-based plans for the thirteen weeks ended April 30, 2016 is presented as a financing activity, while the benefit for the thirteen weeks ended April 29, 2017 is presented as an operating activity.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The ASU's provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is adopted. As credit losses from our trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU will not have a material impact on the Company's condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax effects of intercompany sales and intra-entity transfers of assets, other than inventory, when the transfer occurs. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted only during the first quarter of 2017. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements upon adoption during the first quarter of 2018.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted for the Company in the first quarter of 2017, provided all provisions of the ASU are adopted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements upon adoption during the first quarter of 2018.

Note 3	Acquisition

On December 13, 2016, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Apollo Investors, LLC (the "Seller") and Apollo Buyer Holding Company, Inc. (the "Holding Company"), pursuant to which the Company acquired all outstanding capital stock of Allen Edmonds ("Allen Edmonds"). The aggregate purchase price for the Allen Edmonds stock was $259.9 million, net of cash received of $0.7 million. The purchase was funded with cash and funds available under the Company's revolving credit agreement. The operating results of Allen Edmonds have been included in the Company’s condensed consolidated financial statements within the Brand Portfolio segment since December 13, 2016.

The assets and liabilities of Allen Edmonds were recorded at their estimated fair values and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill during the fourth quarter of 2016. The allocation of the purchase price is based on certain preliminary valuations and analyses. As of the date of this filing, the purchase price allocation is considered substantially complete. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analyses within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined.

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

During the thirteen weeks ended April 29, 2017, the Company recognized $3.0 million in cost of goods sold ($1.9 million on an after-tax basis, or $0.04 per diluted share) related to the amortization of the inventory fair value adjustment required for purchase accounting. As further discussed in Note 5 to the condensed consolidated financial statements, the Company also incurred integration costs during the thirteen weeks ended April 29, 2017.

Note 4	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended April 29, 2017 and April 30, 2016:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 29, 2017	April 30, 2016
NUMERATOR
Net earnings	$14,884	$17,878
Net loss (earnings) attributable to noncontrolling interests	18	(96)
Net earnings allocated to participating securities	(408)	(486)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$14,494	$17,296

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	41,832	42,433
Dilutive effect of share-based awards	169	163
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	42,001	42,596

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.35	$0.41

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.35	$0.41

Options to purchase 16,667 and 66,165 shares of common stock for the thirteen weeks ended April 29, 2017 and April 30, 2016 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

During the thirteen weeks ended April 29, 2017 and April 30, 2016, the Company repurchased 225,000 shares and 450,000 shares, respectively, under the publicly announced share repurchase program, which permits repurchases of up to 2.5 million shares. As of April 29, 2017, the Company has repurchased a total of 1.3 million shares under this program.

Note 5	Restructuring and Other Initiatives

During the thirteen weeks ended April 29, 2017, the Company incurred integration and reorganization costs totaling $1.1 million ($0.7 million on an after-tax basis, or $0.01 per diluted share) related to the men's business. Of the $1.1 million in costs presented as restructuring and other special charges, net in the condensed consolidated statements of earnings, $0.8 million is reflected within the Brand Portfolio segment and $0.3 million is reflected within the Other category. There were no restructuring and other special charges incurred during the thirteen weeks ended April 30, 2016.

Note 6	Business Segment Information
Following is a summary of certain key financial measures for the Company’s business segments for the thirteen weeks ended April 29, 2017 and April 30, 2016.

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended April 29, 2017
External sales	$366,494	$265,015	$—	$631,509
Intersegment sales	—	14,700	—	14,700
Operating earnings (loss)	20,279	13,314	(7,868)	25,725
Segment assets	540,417	743,256	125,884	1,409,557

Thirteen Weeks Ended April 30, 2016
External sales	$364,596	$220,137	$—	$584,733
Intersegment sales	—	15,563	—	15,563
Operating earnings (loss)	25,753	9,623	(6,633)	28,743
Segment assets	540,914	428,077	257,101	1,226,092

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	April 29, 2017	April 30, 2016
Operating earnings	$25,725	$28,743
Interest expense	(5,044)	(3,610)
Interest income	235	247
Earnings before income taxes	$20,916	$25,380

Note 7	Inventories
The Company's net inventory balance was comprised of the following:

($ thousands)	April 29, 2017	April 30, 2016	January 28, 2017
Raw materials	$15,114	$771	$15,378
Work-in-process	863	—	1,093
Finished goods	549,074	487,105	569,293
Inventories, net	$565,051	$487,876	$585,764

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	April 29, 2017	April 30, 2016	January 28, 2017
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	285,988	183,068	286,488
Total intangible assets	288,788	185,868	289,288
Accumulated amortization	(73,661)	(69,843)	(72,628)
Total intangible assets, net	215,127	116,025	216,660
Goodwill
Brand Portfolio	127,081	13,954	127,098
Total goodwill	127,081	13,954	127,098
Goodwill and intangible assets, net	$342,208	$129,979	$343,758

As further described in Note 3 to the condensed consolidated financial statements, the Company acquired Allen Edmonds on December 13, 2016. The allocation of the purchase price resulted in incremental intangible assets of $102.9 million, consisting of trademarks and customer relationships of $97.5 million and $5.4 million, respectively, and incremental goodwill of $113.1 million.

The Company's intangible assets as of April 29, 2017, April 30, 2016 and January 28, 2017 were as follows:

($ thousands)		April 29, 2017
	Estimated Useful Lives	Original Cost		Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288		$73,526	$91,762
Trademarks	Indefinite	118,100	(1)	—	118,100
Customer relationships	15 years	5,400	(1)	135	5,265
		$288,788		$73,661	$215,127

		April 30, 2016
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,068	$69,843	$95,225
Trademarks	Indefinite	20,800	—	20,800
		$185,868	$69,843	$116,025

		January 28, 2017
	Estimated Useful Lives	Original Cost		Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288		$72,604	$92,684
Trademarks	Indefinite	117,900	(1)	—	117,900
Customer relationships	15 years	6,100	(1)	24	6,076
		$289,288		$72,628	$216,660
(1) The Allen Edmonds trademark and customer relationships intangible assets were acquired in the Allen Edmonds acquisition, as further discussed in Note 3 to the condensed consolidated financial statements. Immaterial adjustments attributable to the purchase price allocation were recorded during the thirteen weeks ended April 29, 2017, resulting in an adjustment to the original cost.

Amortization expense related to intangible assets was $1.0 million and $0.9 million for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

Note 9	Shareholders’ Equity

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the thirteen weeks ended April 29, 2017 and April 30, 2016:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2017	$613,117	$1,369	$614,486
Net earnings (loss)	14,902	(18)	14,884
Other comprehensive income (loss)	656	(5)	651
Dividends paid	(3,025)	—	(3,025)
Acquisition of treasury stock	(5,993)	—	(5,993)
Issuance of common stock under share-based plans, net	(2,422)	—	(2,422)
Cumulative-effect adjustment from adoption of ASU 2016-09	441	—	441
Share-based compensation expense	2,711	—	2,711
Equity at April 29, 2017	$620,387	$1,346	$621,733

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2016	$601,484	$988	$602,472
Net earnings	17,782	96	17,878
Other comprehensive income	1,810	14	1,824
Dividends paid	(3,068)	—	(3,068)
Acquisition of treasury stock	(12,130)	—	(12,130)
Issuance of common stock under share-based plans, net	(4,149)	—	(4,149)
Excess tax benefit related to share-based plans	3,163	—	3,163
Share-based compensation expense	1,987	—	1,987
Equity at April 30, 2016	$606,879	$1,098	$607,977

Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the thirteen weeks ended April 29, 2017 and April 30, 2016:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance January 28, 2017	$192	$(30,084)	$(542)	$(30,434)
Other comprehensive (loss) income before reclassifications	(540)	—	753	213
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	679	47	726
Tax benefit	—	(261)	(22)	(283)
Net reclassifications	—	418	25	443
Other comprehensive (loss) income	(540)	418	778	656
Balance April 29, 2017	$(348)	$(29,666)	$236	$(29,778)

Balance January 30, 2016	$(900)	$(5,356)	$392	$(5,864)
Other comprehensive income (loss) before reclassifications	2,310	—	(288)	2,022
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	(477)	123	(354)
Tax provision (benefit)	—	189	(47)	142
Net reclassifications	—	(288)	76	(212)
Other comprehensive income (loss)	2,310	(288)	(212)	1,810
Balance April 30, 2016	$1,410	$(5,644)	$180	$(4,054)

(1)
Amounts reclassified are included in selling and administrative expenses. See Note 11 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)
Amounts reclassified are included in net sales, costs of goods sold, selling and administrative expenses and interest expense. See Notes 12 and 13 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 10	Share-Based Compensation

The Company recognized share-based compensation expense of $2.7 million and $2.0 million during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. In addition to share-based compensation expense, the Company recognized cash-based expense related to performance share units and cash awards granted under the performance share plans of $0.1 million and $0.8 million during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

The Company issued 254,358 and 186,772 shares of common stock during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to directors, net of forfeitures and shares withheld to satisfy the minimum tax withholding requirement.

Restricted Stock
The following table summarizes restricted stock activity for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 29, 2017			April 30, 2016
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

January 28, 2017	1,128,049	$25.85	January 30, 2016	1,262,449	$19.55
Granted	351,820	26.90	Granted	336,800	26.64
Forfeited	(12,500)	26.63	Forfeited	(29,250)	20.53
Vested	(250,035)	17.00	Vested	(419,250)	9.18
April 29, 2017	1,217,334	$27.96	April 30, 2016	1,150,749	$25.38

All of the restricted shares granted during the thirteen weeks ended April 29, 2017 and April 30, 2016 have a cliff-vesting term of four years. Share-based compensation expense is recognized on a straight-line basis over the respective vesting periods.

Performance Share Awards
During the thirteen weeks ended April 29, 2017 and April 30, 2016, the Company granted performance share awards for a targeted 169,500 and 159,000 shares, respectively with a weighted-average grant date fair value of $26.90 and $26.64, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash and their fair value is based on the unadjusted quoted market price for the Company’s common stock on each measurement date. During the thirteen weeks ended April 29, 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value.

Stock Options
The following table summarizes stock option activity for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 29, 2017			April 30, 2016
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

January 28, 2017	150,540	$9.36	January 30, 2016	301,295	$8.95
Granted	—	—	Granted	—	—
Exercised	(6,000)	5.57	Exercised	(50,066)	7.17
Forfeited	—	—	Forfeited	(7,499)	15.94
Expired	(47,248)	15.94	Expired	(14,625)	10.75
April 29, 2017	97,292	$6.39	April 30, 2016	229,105	$8.99

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of cash-equivalent restricted stock units ("RSUs"). The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock and are automatically re-invested in additional RSUs. The Company granted 882 and 853 RSUs for dividend equivalents to non-employee directors during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively, with weighted-average grant date fair values of $26.29 and $28.09, respectively. All RSUs for dividend equivalents vested immediately and compensation expense was fully recognized during the thirteen weeks ended April 29, 2017 and April 30, 2016.

Note 11	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit cost (income) for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Service cost	$2,467	$2,263	$—	$—
Interest cost	3,747	3,861	18	15
Expected return on assets	(6,880)	(7,223)	—	—
Amortization of:
Actuarial loss (gain)	1,152	38	(38)	(55)
Prior service income	(435)	(460)	—	—
Total net periodic benefit cost (income)	$51	$(1,521)	$(20)	$(40)

Note 12	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through May 2018. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company’s hedging strategy uses forward contracts as cash flow hedging instruments, which are recorded in the Company's condensed consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive loss and reclassified to earnings in the period that the hedged transaction is recognized in earnings.

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen weeks ended April 29, 2017 and April 30, 2016 was not material.

As of April 29, 2017, April 30, 2016 and January 28, 2017, the Company had forward contracts maturing at various dates through May 2018, April 2017 and February 2018, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	April 29, 2017	April 30, 2016	January 28, 2017
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$20,813	$15,767	$18,826
Euro	16,446	15,182	13,297
Chinese yuan	4,476	14,066	7,723
Japanese yen	416	1,152	769
United Arab Emirates dirham	528	900	823
New Taiwanese dollars	545	514	526
Other currencies	66	170	124
Total financial instruments	$43,290	$47,751	$42,088

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of April 29, 2017, April 30, 2016 and January 28, 2017 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:
April 29, 2017	Prepaid expenses and other current assets	$610	Other accrued expenses	$187
April 30, 2016	Prepaid expenses and other current assets	615	Other accrued expenses	962
January 28, 2017	Prepaid expenses and other current assets	234	Other accrued expenses	874

For the thirteen weeks ended April 29, 2017 and April 30, 2016, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	April 29, 2017		April 30, 2016
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCL on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings	(Loss) Gain Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings

Net sales	$(32)	$18	$(164)	$(36)
Cost of goods sold	793	3	(113)	83
Selling and administrative expenses	310	(67)	51	(170)
Interest expense	4	(1)	(38)	—

All gains and losses currently included within accumulated other comprehensive loss associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 13 to the condensed consolidated financial statements.

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

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other accrued expenses (current portion) or other liabilities in the accompanying condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are presented in selling and administrative expenses in the Company’s condensed consolidated statements of earnings. The fair value of each PSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).

Restricted Stock Units for Non-Employee Directors
Under the Company’s incentive compensation plans, cash-equivalent restricted stock units (“RSUs”) of the Company may be granted at no cost to non-employee directors. The RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units, and are settled in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. The fair value of each RSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  Additional information related to RSUs for non-employee directors is disclosed in Note 10 to the condensed consolidated financial statements.

Performance Share Units
Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which generally vest over a three-year service period. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. The fair value of each performance share unit is based on an unadjusted quoted market price of the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  During the thirteen weeks ended April 29, 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value. Additional information related to performance share units is disclosed in Note 10 to the condensed consolidated financial statements.

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Note 12 to the condensed consolidated financial statements.

Secured Convertible Note
The Company received a secured convertible note as partial consideration for the 2014 disposition of Shoes.com, and the convertible note was measured at fair value using unobservable inputs (Level 3). During the fourth quarter of 2016, the convertible note was fully impaired.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 29, 2017, April 30, 2016 and January 28, 2017. The Company did not have any transfers between Level 1, Level 2 or Level 3 during the thirteen weeks ended April 29, 2017 or April 30, 2016.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
April 29, 2017:
Cash equivalents – money market funds	$43,531	$43,531	$—	$—
Non-qualified deferred compensation plan assets	5,402	5,402	—	—
Non-qualified deferred compensation plan liabilities	(5,402)	(5,402)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,189)	(2,189)	—	—
Restricted stock units for non-employee directors	(9,276)	(9,276)	—	—
Derivative financial instruments, net	423	—	423	—
April 30, 2016:
Cash equivalents – money market funds	$129,576	$129,576	$—	$—
Non-qualified deferred compensation plan assets	4,557	4,557	—	—
Non-qualified deferred compensation plan liabilities	(4,557)	(4,557)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,657)	(1,657)	—	—
Restricted stock units for non-employee directors	(8,576)	(8,576)	—	—
Performance share units	(1,838)	(1,838)	—	—
Derivative financial instruments, net	(347)	—	(347)	—
Secured convertible note	7,153	—	—	7,153
January 28, 2017:
Cash equivalents – money market funds	$27,530	$27,530	$—	$—
Non-qualified deferred compensation plan assets	5,051	5,051	—	—
Non-qualified deferred compensation plan liabilities	(5,051)	(5,051)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,909)	(1,909)	—	—
Restricted stock units for non-employee directors	(9,390)	(9,390)	—	—
Performance share units	(3,352)	(3,352)	—	—
Derivative financial instruments, net	(640)	—	(640)	—

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-

lived assets held and used with a carrying amount of $95.4 million and $95.6 million at April 29, 2017 and April 30, 2016, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, primarily for leasehold improvements and furniture and fixtures in the Company's retail stores, which were included in selling and administrative expenses for the respective periods.

	Thirteen Weeks Ended
($ thousands)	April 29, 2017	April 30, 2016
Impairment Charges
Famous Footwear	$150	$250
Brand Portfolio	799	215
Total impairment charges	$949	$465

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	April 29, 2017		April 30, 2016		January 28, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Value	Value	Value	Value	Value	Value
Borrowings under revolving credit agreement	$85,000	$85,000	$—	$—	$110,000	$110,000
Long-term debt	197,118	209,500	196,659	205,000	197,003	209,000
Total debt	$282,118	$294,500	$196,659	$205,000	$307,003	$319,000

The fair value of the borrowings under revolving credit agreement approximate its carrying value due to the short-term nature (Level 1), and the fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 14	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 28.8% and 29.6% for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

During the thirteen weeks ended April 29, 2017, the Company's effective tax rate was impacted by the adoption of ASU 2016-09, as further discussed in Note 2 to the condensed consolidated financial statements. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the statements of earnings, resulting in the recognition of a discrete benefit of $1.1 million in excess tax benefits for the thirteen weeks ended April 29, 2017. During the thirteen weeks ended April 30, 2016, the Company recognized discrete tax benefits of $0.7 million reflecting the settlement of a federal tax audit issue. If the discrete tax benefits had not been recognized during the thirteen weeks ended April 29, 2017 and April 30, 2016, the Company's effective tax rates would have been 34.0% and 32.3%, respectively, reflecting a higher mix of domestic earnings in 2017, which carry a higher tax rate than earnings at the Company's international subsidiaries. The mix of domestic earnings is higher in 2017 due in part to the inclusion of the recently acquired Allen Edmonds business, which consists primarily of domestic operations.

Note 15	Related Party Transactions

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China, effective through August 2017. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. B&H Footwear sells Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sells the Naturalizer products through department store shops and free-standing stores in China.  The Company, through its consolidated subsidiary, B&H Footwear, sold Naturalizer footwear on a wholesale basis to CBI totaling $2.2 million for the thirteen weeks ended April 30, 2016, with no corresponding sales during the thirteen weeks ended April 29, 2017. During the second quarter of 2016, the Company communicated its intention to dissolve the joint venture with CBI upon the expiration of the license to sell Naturalizer footwear.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. In May 2016, the Company submitted a revised plan to address on-site conditions, including direct treatment of source areas, and received approval from the oversight authorities to begin implementing the revised plan.

As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified work plan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the work plan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. In 2014, the Company submitted a proposed expanded remedy work plan that was accepted by the oversight authorities during 2015. The Company continues to implement the expanded remedy work plan.

The cumulative expenditures for both on-site and off-site remediation through April 29, 2017 were $29.2 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at April 29, 2017 is $9.5 million, of which $8.7 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $9.5 million reserve, $4.5 million is for on-site remediation and $5.0 million is for off-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $14.6 million as of April 29, 2017. The Company expects to spend approximately $0.6 million in the next fiscal year, $0.1 million in each of the following four years and $13.6 million in the aggregate thereafter related to the on-site remediation.

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

The Company issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under our revolving credit facility ("Credit Agreement"). The following tables present the condensed consolidating financial information for each of Caleres, Inc. (“Parent”), the Guarantors, and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. Guarantors are 100% owned by the Parent. On December 13, 2016, Allen Edmonds was joined to the Credit Agreement as a guarantor. After giving effect to the joinder, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC and Allen Edmonds are each co-borrowers and guarantors under the Credit Agreement.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$43,201	$15,601	$13,014	$—	$71,816
Receivables, net	90,121	3,705	13,195	—	107,021
Inventories, net	117,815	422,911	24,325	—	565,051
Prepaid expenses and other current assets	20,499	15,134	7,313	(4,628)	38,318
Intercompany receivable – current	1,487	159	18,297	(19,943)	—
Total current assets	273,123	457,510	76,144	(24,571)	782,206
Other assets	51,823	14,631	835	—	67,289
Goodwill and intangible assets, net	112,777	218,707	10,724	—	342,208
Property and equipment, net	32,093	173,567	12,194	—	217,854
Investment in subsidiaries	1,370,854	—	(22,994)	(1,347,860)	—
Intercompany receivable – noncurrent	581,957	409,466	591,105	(1,582,528)	—
Total assets	$2,422,627	$1,273,881	$668,008	$(2,954,959)	$1,409,557

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$85,000	$—	$—	$—	$85,000
Trade accounts payable	65,364	140,924	18,744	—	225,032
Other accrued expenses	57,359	78,302	15,282	(4,628)	146,315
Intercompany payable – current	10,398	—	9,545	(19,943)	—
Total current liabilities	218,121	219,226	43,571	(24,571)	456,347
Other liabilities
Long-term debt	197,118	—	—	—	197,118
Other liabilities	90,110	40,223	4,026	—	134,359
Intercompany payable – noncurrent	1,296,891	80,188	205,449	(1,582,528)	—
Total other liabilities	1,584,119	120,411	209,475	(1,582,528)	331,477
Equity
Caleres, Inc. shareholders’ equity	620,387	934,244	413,616	(1,347,860)	620,387
Noncontrolling interests	—	—	1,346	—	1,346
Total equity	620,387	934,244	414,962	(1,347,860)	621,733
Total liabilities and equity	$2,422,627	$1,273,881	$668,008	$(2,954,959)	$1,409,557

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$194,440	$427,539	$38,045	$(28,515)	$631,509
Cost of goods sold	132,851	231,786	18,530	(22,566)	360,601
Gross profit	61,589	195,753	19,515	(5,949)	270,908
Selling and administrative expenses	52,424	182,347	15,253	(5,949)	244,075
Restructuring and other special charges, net	1,108	—	—	—	1,108
Operating earnings	8,057	13,406	4,262	—	25,725
Interest expense	(5,035)	(9)	—	—	(5,044)
Interest income	88	—	147	—	235
Intercompany interest income (expense)	2,083	(2,324)	241	—	—
Earnings before income taxes	5,193	11,073	4,650	—	20,916
Income tax provision	(1,087)	(3,875)	(1,070)	—	(6,032)
Equity in earnings (loss) of subsidiaries, net of tax	10,796	—	(1,048)	(9,748)	—
Net earnings	14,902	7,198	2,532	(9,748)	14,884
Less: Net loss attributable to noncontrolling interests	—	—	(18)	—	(18)
Net earnings attributable to Caleres, Inc.	$14,902	$7,198	$2,550	$(9,748)	$14,902

Comprehensive income	$15,563	$7,198	$2,453	$(9,674)	$15,540
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(23)	—	(23)
Comprehensive income attributable to Caleres, Inc.	$15,563	$7,198	$2,476	$(9,674)	$15,563

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$8,601	$55,017	$1,766	$—	$65,384

Investing activities
Purchases of property and equipment	(1,915)	(7,570)	(1,493)	—	(10,978)
Proceeds from disposal of property and equipment	(17,238)	17,238	—	—	—
Capitalized software	(1,167)	(223)	—	—	(1,390)
Intercompany investing	(2,494)	2,494	—	—	—
Net cash (used for) provided by investing activities	(22,814)	11,939	(1,493)	—	(12,368)

Financing activities
Borrowings under revolving credit agreement	195,000	—	—	—	195,000
Repayments under revolving credit agreement	(220,000)	—	—	—	(220,000)
Dividends paid	(3,025)	—	—	—	(3,025)
Acquisition of treasury stock	(5,993)	—	—	—	(5,993)
Issuance of common stock under share-based plans, net	(2,422)	—	—	—	(2,422)
Intercompany financing	69,855	(60,384)	(9,471)	—	—
Net cash provided by (used for) financing activities	33,415	(60,384)	(9,471)	—	(36,440)
Effect of exchange rate changes on cash and cash equivalents	—	—	(92)	—	(92)
Increase (decrease) in cash and cash equivalents	19,202	6,572	(9,290)	—	16,484
Cash and cash equivalents at beginning of period	23,999	9,029	22,304	—	55,332
Cash and cash equivalents at end of period	$43,201	$15,601	$13,014	$—	$71,816

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$47,611	$4,104	$97,819	$—	$149,534
Receivables, net	99,021	761	17,179	—	116,961
Inventories, net	96,450	370,114	21,312	—	487,876
Prepaid expenses and other current assets	12,950	21,546	5,313	—	39,809
Intercompany receivable – current	571	185	10,084	(10,840)	—
Total current assets	256,603	396,710	151,707	(10,840)	794,180
Other assets	95,244	13,253	7,850	—	116,347
Goodwill and intangible assets, net	115,002	2,800	12,177	—	129,979
Property and equipment, net	31,473	144,427	9,686	—	185,586
Investment in subsidiaries	1,040,178	—	(20,061)	(1,020,117)	—
Intercompany receivable – noncurrent	462,382	375,975	561,419	(1,399,776)	—
Total assets	$2,000,882	$933,165	$722,778	$(2,430,733)	$1,226,092

Liabilities and Equity
Current liabilities
Trade accounts payable	$42,121	$131,783	$15,250	$—	$189,154
Other accrued expenses	41,347	69,268	14,790	—	125,405
Intercompany payable – current	2,228	—	8,612	(10,840)	—
Total current liabilities	85,696	201,051	38,652	(10,840)	314,559
Other liabilities
Long-term debt	196,659	—	—	—	196,659
Other liabilities	36,925	66,321	3,651	—	106,897
Intercompany payable – noncurrent	1,074,723	38,518	286,535	(1,399,776)	—
Total other liabilities	1,308,307	104,839	290,186	(1,399,776)	303,556
Equity
Caleres, Inc. shareholders’ equity	606,879	627,275	392,842	(1,020,117)	606,879
Noncontrolling interests	—	—	1,098	—	1,098
Total equity	606,879	627,275	393,940	(1,020,117)	607,977
Total liabilities and equity	$2,000,882	$933,165	$722,778	$(2,430,733)	$1,226,092

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$187,187	$383,046	$38,796	$(24,296)	$584,733
Cost of goods sold	129,909	204,627	22,894	(20,490)	336,940
Gross profit	57,278	178,419	15,902	(3,806)	247,793
Selling and administrative expenses	49,542	157,103	16,211	(3,806)	219,050
Operating earnings (loss)	7,736	21,316	(309)	—	28,743
Interest expense	(3,608)	(2)	—	—	(3,610)
Interest income	157	—	90	—	247
Intercompany interest income (expense)	2,254	(2,301)	47	—	—
Earnings (loss) before income taxes	6,539	19,013	(172)	—	25,380
Income tax provision	(866)	(6,304)	(332)	—	(7,502)
Equity in earnings (loss) of subsidiaries, net of tax	12,109	—	(537)	(11,572)	—
Net earnings (loss)	17,782	12,709	(1,041)	(11,572)	17,878
Less: Net earnings attributable to noncontrolling interests	—	—	96	—	96
Net earnings (loss) attributable to Caleres, Inc.	$17,782	$12,709	$(1,137)	$(11,572)	$17,782

Comprehensive income	$19,578	$12,709	$228	$(12,827)	$19,688
Less: Comprehensive income attributable to noncontrolling interests	—	—	110	—	110
Comprehensive income attributable to Caleres, Inc.	$19,578	$12,709	$118	$(12,827)	$19,578

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$14,658	$42,360	$8,142	$—	$65,160

Investing activities
Purchases of property and equipment	(590)	(15,434)	(343)	—	(16,367)
Capitalized software	(1,097)	(723)	—	—	(1,820)
Intercompany investing	(2,815)	2,815	—	—	—
Net cash used for investing activities	(4,502)	(13,342)	(343)	—	(18,187)

Financing activities
Borrowings under revolving credit agreement	103,000	—	—	—	103,000
Repayments under revolving credit agreement	(103,000)	—	—	—	(103,000)
Dividends paid	(3,068)	—	—	—	(3,068)
Acquisition of treasury stock	(12,130)	—	—	—	(12,130)
Issuance of common stock under share-based plans, net	(4,149)	—	—	—	(4,149)
Excess tax benefit related to share-based plans	3,163	—	—	—	3,163
Intercompany financing	22,639	(24,914)	2,275	—	—
Net cash provided by (used for) financing activities	6,455	(24,914)	2,275	—	(16,184)
Effect of exchange rate changes on cash and cash equivalents	—	—	594	—	594
Increase in cash and cash equivalents	16,611	4,104	10,668	—	31,383
Cash and cash equivalents at beginning of period	31,000	—	87,151	—	118,151
Cash and cash equivalents at end of period	$47,611	$4,104	$97,819	$—	$149,534

CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$23,999	$9,029	$22,304	$—	$55,332
Receivables, net	118,746	5,414	28,961	—	153,121
Inventories, net	150,098	410,867	24,799	—	585,764
Prepaid expenses and other current assets	24,293	23,040	8,058	(5,863)	49,528
Intercompany receivable – current	695	263	22,091	(23,049)	—
Total current assets	317,831	448,613	106,213	(28,912)	843,745
Other assets	51,181	16,567	826	—	68,574
Goodwill and intangible assets, net	113,333	219,337	11,088	—	343,758
Property and equipment, net	31,424	176,358	11,414	—	219,196
Investment in subsidiaries	1,343,954	—	(21,946)	(1,322,008)	—
Intercompany receivable – noncurrent	568,541	366,902	581,624	(1,517,067)	—
Total assets	$2,426,264	$1,227,777	$689,219	$(2,867,987)	$1,475,273

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$110,000	$—	$—	$—	$110,000
Trade accounts payable	116,783	112,434	37,153	—	266,370
Other accrued expenses	74,941	65,228	16,919	(5,863)	151,225
Intercompany payable – current	12,794	—	10,255	(23,049)	—
Total current liabilities	314,518	177,662	64,327	(28,912)	527,595
Other liabilities
Long-term debt	197,003	—	—	—	197,003
Other liabilities	91,683	40,507	3,999	—	136,189
Intercompany payable – noncurrent	1,209,943	98,982	208,142	(1,517,067)	—
Total other liabilities	1,498,629	139,489	212,141	(1,517,067)	333,192
Equity
Caleres, Inc. shareholders’ equity	613,117	910,626	411,382	(1,322,008)	613,117
Noncontrolling interests	—	—	1,369	—	1,369
Total equity	613,117	910,626	412,751	(1,322,008)	614,486
Total liabilities and equity	$2,426,264	$1,227,777	$689,219	$(2,867,987)	$1,475,273

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Financial Highlights
During the first quarter of 2017, we experienced 8.0% sales growth and gross profit improvement of 9.3% driven by our first full quarter with the Allen Edmonds business. Our financial performance benefited from the recent acquisition of Allen Edmonds as our Brand Portfolio segment sales increased $44.9 million, or 20.4%, during the first quarter of 2017. Our Famous Footwear segment experienced a 25.7% increase in e-commerce sales.

The following is a summary of the financial highlights for the first quarter of 2017:

•
Consolidated net sales increased $46.8 million, or 8.0%, to $631.5 million for the first quarter of 2017, primarily driven by our Brand Portfolio segment, which reported a $44.9 million, or 20.4%, increase in net sales. We acquired the Allen Edmonds business on December 13, 2016, which contributed $42.5 million in net sales during the first quarter of 2017. Our Famous Footwear segment reported a $1.9 million, or 0.5%, increase in net sales.

•
Gross profit increased $23.1 million, or 9.3%, to $270.9 million for the first quarter of 2017, primarily as a result of sales of Allen Edmonds, partially offset by a lower gross profit rate in our Famous Footwear segment.  As a percentage of net sales, gross profit increased to 42.9% for the first quarter of 2017, compared to 42.4% for the first quarter of 2016, reflecting a higher consolidated mix of retail versus wholesale sales and an improved mix of higher margin brands.

•
Consolidated operating earnings decreased $3.0 million, or 10.5%, to $25.7 million in the first quarter of 2017, driven by lower operating earnings in our Famous Footwear segment, partially offset by operating earnings growth in our Brand Portfolio segment. As a percentage of net sales, operating earnings decreased to 4.1% for the first quarter of 2017, compared to 4.9% for the first quarter of 2016.

•
Consolidated net earnings attributable to Caleres, Inc. were $14.9 million, or $0.35 per diluted share, in the first quarter of 2017, compared to $17.8 million, or $0.41 per diluted share, in the first quarter of 2016.

The following items should be considered in evaluating the comparability of our first quarter results in 2017 and 2016:

•
Acquisition-related cost of goods sold adjustment – We incurred costs of $3.0 million ($1.9 million on an after-tax basis, or $0.04 per diluted share) during the first quarter of 2017 associated with the amortization of the inventory fair value adjustment in connection with the acquisition of Allen Edmonds during the fourth quarter of 2016, with no corresponding costs during the first quarter of 2016. Refer to Note 3 to the condensed consolidated financial statements for additional information related to these costs.

•
Acquisition, integration and reorganization of men's brands – We incurred costs of $1.1 million ($0.7 million on an after-tax basis, or $0.01 per diluted share) during the first quarter of 2017 reflecting integration and reorganization charges related to our men's business, with no corresponding costs during the first quarter of 2016. Refer to Note 3 and Note 5 to the condensed consolidated financial statements for further discussion.

Our debt-to-capital ratio was 31.2% as of April 29, 2017, compared to 24.4% as of April 30, 2016 and 33.3% as of January 28, 2017. The increase in our debt-to-capital ratio from April 30, 2016 primarily reflects higher borrowings under our revolving credit agreement which was utilized to fund the acquisition of Allen Edmonds in December 2016. The decrease in our debt-to-capital ratio from January 28, 2017 primarily reflects lower borrowings under our revolving credit agreement. Our current ratio decreased to 1.71 to 1 as of April 29, 2017, compared to 2.52 to 1 at April 30, 2016 and increased from 1.60 to 1 at January 28, 2017.

Outlook for the Remainder of 2017
Our first quarter results provided a solid start to the year, despite the challenges the retail environment continues to experience. During the remainder of 2017, we will continue to focus on our key objectives, including the integration of the Allen Edmonds business and our speed initiatives. We anticipate continued balanced earnings contribution from both our Famous Footwear and Brand Portfolio segments.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
		% of Net Sales		% of Net Sales
($ millions)
Net sales	$631.5	100.0%	$584.7	100.0%
Cost of goods sold	360.6	57.1%	336.9	57.6%
Gross profit	270.9	42.9%	247.8	42.4%
Selling and administrative expenses	244.1	38.6%	219.1	37.5%
Restructuring and other special charges, net	1.1	0.2%	—	—%
Operating earnings	25.7	4.1%	28.7	4.9%
Interest expense	(5.0)	(0.8)%	(3.6)	(0.6)%
Interest income	0.2	0.0%	0.3	0.0%
Earnings before income taxes	20.9	3.3%	25.4	4.3%
Income tax provision	(6.0)	(0.9)%	(7.5)	(1.3)%
Net earnings	14.9	2.4%	17.9	3.0%
Net (loss) earnings attributable to noncontrolling interests	(0.0)	0.0%	0.1	0.0%
Net earnings attributable to Caleres, Inc.	$14.9	2.4%	$17.8	3.0%

Net Sales
Net sales increased $46.8 million, or 8.0%, to $631.5 million for the first quarter of 2017, compared to $584.7 million for the first quarter of 2016, primarily driven by our Brand Portfolio segment. Our Brand Portfolio segment reported a $44.9 million, or 20.4%, increase in net sales, reflecting $42.5 million of sales from our recently acquired Allen Edmonds business and higher net sales of our Sam Edelman and LifeStride brands, partially offset by lower sales from our Via Spiga, Naturalizer and Dr. Scholl's brands. Our Famous Footwear segment reported a $1.9 million, or 0.5%, increase in net sales, driven by a net increase in sales from new and closed stores, partially offset by a 0.6% decrease in same-store sales.

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

Gross Profit
Gross profit increased $23.1 million, or 9.3%, to $270.9 million for the first quarter of 2017, compared to $247.8 million for the first quarter of 2016, reflecting higher sales volume, as described above, and an improved gross profit rate.  As a percentage of net sales, gross profit increased to 42.9% for the first quarter of 2017, compared to 42.4% for the first quarter of 2016, reflecting a higher consolidated mix of retail versus wholesale sales and an improved mix of our higher margin brands, including Allen Edmonds and Sam Edelman. Retail and wholesale net sales were 69% and 31%, respectively, in the first quarter of 2017, compared to 67% and 33% in the first quarter of 2016.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $25.0 million, or 11.4%, to $244.1 million for the first quarter of 2017, compared to $219.1 million for the first quarter of 2016, primarily driven by the recently acquired Allen Edmonds business and higher rent and facilities charges attributable to our expanded store base. As a percentage of net sales, selling and administrative expenses increased to 38.6% for the first quarter of 2017 from 37.5% for the first quarter of 2016.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $1.1 million ($0.7 million on an after-tax basis, or $0.01 per diluted share) were incurred in the first quarter of 2017 reflecting integration and reorganization charges related to our men's business within our Brand Portfolio segment. There were no restructuring and other special charges in the first quarter of 2016. Refer to Note 3 and Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $3.0 million, or 10.5%, to $25.7 million for the first quarter of 2017, compared to $28.7 million for the first quarter of 2016, primarily reflecting higher selling and administrative expenses, partially offset by an increase in net sales and gross profit rate. Operating earnings at our Famous Footwear segment declined $5.5 million, primarily driven by higher rent and facilities charges attributable to our expanded store base and lower product margins, reflecting higher shipping costs due to higher e-commerce sales volume. However, we achieved a $3.7 million improvement in operating earnings at our Brand Portfolio segment, primarily driven by stronger margins. As a percentage of net sales, operating earnings decreased to 4.1% for the first quarter of 2017, compared to 4.9% for the first quarter of 2016.

Interest Expense
Interest expense increased $1.4 million, or 39.7%, to $5.0 million for the first quarter of 2017, compared to $3.6 million for the first quarter of 2016, primarily reflecting higher interest expense on our revolving credit agreement, which was used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016. In addition, during the first quarter of 2016, we capitalized interest of $0.4 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center, which was completed in the fourth quarter of 2016.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 28.8% for the first quarter of 2017, compared to 29.6% for the first quarter of 2016. During the first quarter of 2017, our effective tax rate was impacted by the adoption of ASU 2016-09, as further discussed in Note 2 to the condensed consolidated financial statements. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the statement of earnings, resulting in the recognition of a discrete tax benefit of $1.1 million related to share-based compensation during the first quarter of 2017. During the first quarter of 2016, we recognized discrete tax benefits of $0.7 million reflecting the settlement of a federal tax audit issue. If the discrete tax benefits had not been recognized during the first quarter of 2017 or 2016, our effective tax rates would have been 34.0% and 32.3%, respectively, reflecting a higher mix of domestic earnings in the first quarter of 2017, which carry a higher tax rate than earnings at our international subsidiaries. The mix of domestic earnings is higher in 2017 due in part to the inclusion of the recently acquired Allen Edmonds business, which consists primarily of domestic operations.

Net Earnings
Net earnings decreased $3.0 million to $14.9 million for the first quarter of 2017, compared to $17.9 million for the first quarter of 2016, reflecting the factors described above.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $14.9 million for the first quarter of 2017, compared to $17.8 million for the first quarter of 2016, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$366.5	100.0%	$364.6	100.0%
Cost of goods sold	198.8	54.2%	195.9	53.7%
Gross profit	167.7	45.8%	168.7	46.3%
Selling and administrative expenses	147.4	40.3%	142.9	39.2%
Operating earnings	$20.3	5.5%	$25.8	7.1%

Key Metrics
Same-store sales % change	(0.6)%		1.0%
Same-store sales $ change	$(2.1)		$3.5
Sales change from new and closed stores, net	$4.0		$1.3
Impact of changes in Canadian exchange rate on sales	$(0.0)		$(0.2)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$50		$50
Sales per square foot, excluding e-commerce (trailing twelve months)	$215		$217
Square footage (thousand sq. ft.)	6,963		6,909

Stores opened	9		10
Stores closed	12		13
Ending stores	1,052		1,043

Net Sales
Net sales increased $1.9 million, or 0.5%, to $366.5 million for the first quarter of 2017, compared to $364.6 million for the first quarter of 2016. The increase was driven by our higher store count, partially offset by a 0.6% decrease in same-store sales.  Famous Footwear experienced solid growth in e-commerce sales and reported improvement in the online conversion rate. Strong e-commerce sales were partially offset by a decline in customer traffic at our retail store locations. The segment experienced sales growth in lifestyle athletic and sport-influenced product, while sandals sales declined. During the first quarter of 2017, we opened nine new stores and closed 12 stores, resulting in 1,052 stores and total square footage of 7.0 million at the end of the first quarter of 2017, compared to 1,043 stores and total square footage of 6.9 million at the end of the first quarter of 2016. On a trailing twelve-month basis, sales per square foot, excluding e-commerce, decreased 1.1% to $215 for the twelve months ended April 29, 2017, compared to $217 for the twelve months ended April 30, 2016. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment’s sales, with approximately 76% of our net sales made to Rewards program members in both the first quarter of 2017 and 2016.

Gross Profit
Gross profit decreased $1.0 million, or 0.6%, to $167.7 million for the first quarter of 2017, compared to $168.7 million for the first quarter of 2016 due to a lower gross profit rate, partially offset by higher net sales. As a percentage of net sales, our gross profit was 45.8% for the first quarter of 2017, compared to 46.3% for the first quarter of 2016. The decrease in our gross profit rate primarily reflects increased shipping expense due to growth in our e-commerce sales and lower product margins in certain categories, including lifestyle athletic and sport-influenced product and boots.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.5 million, or 3.1%, to $147.4 million for the first quarter of 2017, compared to $142.9 million for the first quarter of 2016.  The increase was primarily driven by higher rent and facilities charges attributable to our expanded store base, higher depreciation at our expanded Lebanon, Tennessee distribution center and higher marketing costs. As a percentage of net sales, selling and administrative expenses increased to 40.3% for the first quarter of 2017, compared to 39.2% for the first quarter of 2016.

Operating Earnings
Operating earnings decreased $5.5 million, or 21.3%, to $20.3 million for the first quarter of 2017, compared to $25.8 million for the first quarter of 2016. The decrease reflects higher selling and administrative expenses and a lower gross profit rate, partially offset by higher net sales. As a percentage of net sales, operating earnings decreased to 5.5% for the first quarter of 2017, compared to 7.1% for the first quarter of 2016.

BRAND PORTFOLIO
	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$265.0	100.0%	$220.1	100.0%
Cost of goods sold	161.8	61.1%	141.0	64.1%
Gross profit	103.2	38.9%	79.1	35.9%
Selling and administrative expenses	89.1	33.6%	69.5	31.5%
Restructuring and other special charges, net	0.8	0.3%	—	—
Operating earnings	$13.3	5.0%	$9.6	4.4%

Key Metrics
Wholesale/retail sales mix (%)	74%/26%		86%/14%
Change in wholesale net sales ($) (1)	$5.5		$(22.3)
Unfilled order position at end of period	$305.9		$339.7

Same-store sales % change (2)	2.3%		(1.7)%
Same-store sales $ change (2)	$0.6		$(0.5)
Sales change from new and closed stores, net (3)	$38.9		$1.1
Impact of changes in Canadian exchange rate on retail sales	$(0.1)		$(0.5)

Sales per square foot, excluding e-commerce (thirteen weeks ended) (2)	$70		$70
Sales per square foot, excluding e-commerce (trailing twelve months) (2)	$314		$335
Square footage (thousands sq. ft.) (3)	403		304

Stores opened (3)	3		4
Stores closed (3)	4		1
Ending stores (3)	233		168

(1)
Change in wholesale net sales in the first quarter of 2017 includes sales from our recently acquired Allen Edmonds business. Refer to Note 3 to the condensed consolidated financial statements for additional information.

(2)	These metrics exclude our recently acquired Allen Edmonds business since the business was not included in our operations in the prior year comparative period.

(3)	These metrics for the first quarter of 2017 include our recently acquired Allen Edmonds retail stores, which total approximately 111,000 square feet.

Net Sales
Net sales increased $44.9 million, or 20.4%, to $265.0 million for the first quarter of 2017, compared to $220.1 million for the first quarter of 2016 driven by $42.5 million in sales for our recently acquired Allen Edmonds business. In addition, we experienced higher net sales of our Sam Edelman and LifeStride brands, partially offset by lower sales from our Via Spiga, Naturalizer and Dr. Scholl's brands. Our retail sales benefited from a net increase in sales from new and closed stores driven primarily by our acquisition of Allen Edmonds. Our same-store sales, which exclude the impact of Allen Edmonds because they have not been part of the Company for 13 months, increased 2.3%. During the first quarter of 2017, we opened three stores and closed four stores, resulting in a total of 233 stores (of which 72 are Allen Edmonds) and total square footage of 0.4 million at the end of the first quarter of 2017, compared to 168 stores and total square footage of 0.3 million at the end of the first quarter of 2016. On a trailing twelve-month basis, sales per square foot, excluding e-commerce and sales from our Allen Edmonds stores, decreased 6.3% to $314 for the twelve months ended April 29, 2017, compared to $335 for the twelve months ended April 30, 2016. Our unfilled order position decreased $33.8 million, or 9.9%, to $305.9 million as of April 29, 2017, from $339.7 million as of April 30, 2016 due to the continued shift in order patterns and our resulting focus on providing customers with shorter lead times through our speed-to-market initiative.

Gross Profit
Gross profit increased $24.1 million, or 30.5%, to $103.2 million for the first quarter of 2017, compared to $79.1 million for the first quarter of 2016, primarily as a result of the recently acquired Allen Edmonds business which also contributed to a higher mix of retail versus wholesale sales. In addition, the Brand Portfolio segment recognized $3.0 million ($1.9 million on an after-tax basis, or $0.04 per diluted share) in cost of goods sold in the first quarter of 2017 related to the amortization of the inventory fair value adjustment required for purchase accounting. As a percentage of net sales, our gross profit increased to 38.9% for the first quarter of 2017, compared to 35.9% for the first quarter of 2016.  Our gross profit rate benefited from the higher mix of retail versus wholesale sales and an improved mix of our higher margin brands, including higher margins for Allen Edmonds and Sam Edelman.

Selling and Administrative Expenses
Selling and administrative expenses increased $19.6 million, or 28.2%, to $89.1 million for the first quarter of 2017, compared to $69.5 million for the first quarter of 2016, primarily driven by the recently acquired Allen Edmonds business. As a percentage of net sales, selling and administrative expenses increased to 33.6% for the first quarter of 2017, compared to 31.5% for the first quarter of 2016.

Restructuring and Other Special Charges, Net
Restructuring and other special charges were $0.8 million in the first quarter of 2017, attributable to integration and reorganization charges related to our men's business, with no corresponding costs in first quarter of 2016. Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings increased $3.7 million, or 38.4%, to $13.3 million for the first quarter of 2017, compared to $9.6 million for the first quarter of 2016. The increase primarily reflects higher net sales and gross profit rate, partially offset by higher selling and administrative expenses. As a percentage of net sales, operating earnings increased to 5.0% for the first quarter of 2017, compared to 4.4% in the first quarter of 2016.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $7.9 million were incurred for the first quarter of 2017, compared to $6.6 million for the first quarter of 2016, primarily reflecting an increase in anticipated payments under share-based incentive plans and costs associated with the integration of Allen Edmonds during the first quarter of 2017, as further discussed in Note 3 and Note 5 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	April 29, 2017	April 30, 2016	January 28, 2017
Borrowings under revolving credit agreement	$85.0	$—	$110.0
Long-term debt	197.1	196.7	197.0
Total debt	$282.1	$196.7	$307.0

Total debt obligations of $282.1 million at April 29, 2017 increased $85.4 million compared to $196.7 million at April 30, 2016, primarily due to higher borrowings under our revolving credit agreement, which was used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016. Total debt obligations decreased $24.9 million compared to $307.0 million at January 28, 2017 due to lower borrowings under our revolving credit agreement, as we paid down $25.0 million of our revolving credit agreement during the first quarter of 2017. As a result of an increase in average borrowings under our revolving credit agreement, interest expense for the first quarter of 2017 increased $1.4 million to $5.0 million, compared to $3.6 million for the first quarter of 2016. In addition, during the first quarter of 2016, we capitalized interest of $0.4 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center that was completed in the fourth quarter of 2016, with no corresponding amounts capitalized during the first quarter of 2017.

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

At April 29, 2017, we had $85.0 million in borrowings and $7.3 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $409.1 million at April 29, 2017. We were in compliance with all covenants and restrictions under the Credit Agreement as of April 29, 2017.

$200 Million Senior Notes
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

The 2023 Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of April 29, 2017, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	April 29, 2017	April 30, 2016	Change
Net cash provided by operating activities	$65.4	$65.2	$0.2
Net cash used for investing activities	(12.4)	(18.2)	5.8
Net cash used for financing activities	(36.4)	(16.2)	(20.2)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.6	(0.7)
Increase in cash and cash equivalents	$16.5	$31.4	$(14.9)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $0.2 million higher in the three months ended April 29, 2017 as compared to the three months ended April 30, 2016, reflecting the following factors:

•
A smaller decrease in accrued expenses and other liabilities in the three months ended April 29, 2017 compared to the comparable period in 2016, reflecting lower payments in 2017 for our 2016 cash-based incentive compensation plans;

•
A larger decrease in receivables in the three months ended April 29, 2017, compared to the comparable period in 2016 due primarily to strong cash collections from wholesale customers in the three months ended April 29, 2017; and

•	A smaller decrease in accounts payable in the three months ended April 29, 2017 compared to the comparable period in 2016, driven by improved vendor terms and payment timing; partially offset by

•	A smaller decrease in inventory in the three months ended April 29, 2017, compared to the comparable period in 2016.

Cash used for investing activities was $5.8 million lower in the three months ended April 29, 2017, as compared to 2016, primarily due to lower purchases of property and equipment during the three months ended April 29, 2017, primarily driven by the expansion and modernization of our Lebanon, Tennessee distribution center, which was completed in the fourth quarter of 2016. For fiscal 2017, we expect purchases of property and equipment and capitalized software of approximately $55 million.

Cash used for financing activities was $20.2 million higher for the three months ended April 29, 2017 as compared to 2016, reflecting lower net borrowings under the revolving credit agreement as we reduced the borrowings under our revolver subsequent to the Allen Edmonds acquisition, partially offset by lower share repurchases under our stock repurchase program during the three months ended April 29, 2017.

A summary of key financial data and ratios at the dates indicated is as follows:

	April 29, 2017	April 30, 2016	January 28, 2017
Working capital ($ millions) (1)	$325.9	$479.6	$316.2
Debt-to-capital ratio (2)	31.2%	24.4%	33.3%
Current ratio (3)	1.71:1	2.52:1	1.60:1

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

(3)	The current ratio has been computed by dividing total current assets by total current liabilities.

Working capital at April 29, 2017 was $325.9 million, which was $153.7 million lower and $9.7 million higher than at April 30, 2016 and January 28, 2017, respectively. Our current ratio decreased to 1.71 to 1 as of April 29, 2017, compared to 2.52 to 1 at April 30, 2016 and increased from 1.60 to 1 at January 28, 2017. The decrease in working capital and the current ratio from April 30, 2016 was primarily due to an increase in borrowings under our revolving credit agreement and a decrease in cash and cash equivalents, partially offset by higher inventory levels. The decrease in working capital and the current ratio from April 30, 2016 primarily reflects the impact of the Allen Edmonds acquisition in the fourth quarter of 2016, which was funded with borrowings under our revolving credit agreement. A significant portion of the Allen Edmonds purchase price was allocated to intangible assets, which are noncurrent, while the entire purchase price was funded using current liabilities. The increase in working capital and the current ratio from January 28, 2017 was primarily due to a decrease in accounts payable and lower borrowings under our revolving credit agreement, partially offset by lower receivables. Our debt-to-capital ratio was 31.2% as of April 29, 2017, compared to 24.4% as of April 30, 2016 and 33.3% at January 28, 2017. The increase in our debt-to-capital ratio from April 30, 2016 primarily reflects higher borrowings under our revolving credit agreement. The decrease in our debt-to-capital ratio from January 28, 2017 primarily reflects lower borrowings under our revolving credit agreement.

We declared and paid dividends of $0.07 per share in both the first quarter of 2017 and 2016. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating lease commitments, long-term debt, interest on long-term debt, minimum license commitments, financial instruments, borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations.

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings under and repayments of our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 28, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. For further information, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2017.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) rapidly changing fashion trends and purchasing patterns; (iii) intense competition within the footwear industry; (iv) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (v) the ability to accurately forecast sales and manage inventory levels; (vi) cybersecurity threats or other major disruption to the Company’s information technology systems; (vii) transitional challenges with acquisitions; (viii) customer concentration and increased consolidation in the retail industry; (ix) a disruption in the Company’s distribution centers; (x) the ability to recruit and retain senior management and other key associates; (xi) foreign currency fluctuations; (xii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; (xiii) the ability to secure/exit leases on favorable terms; (xiv) the ability to maintain relationships with current suppliers; (xv) the ability to attract, retain and maintain good relationships with licensors and protect intellectual property rights; and (xvi) changes to tax laws, policies and treaties.  The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 28, 2017, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended January 28, 2017.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of April 29, 2017, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level. There were no significant changes to internal control over financial reporting during the quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 28, 2017.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2017:

				Maximum Number of Shares that May Yet be Purchased Under the Program (2)
			Total Number Purchased as Part of Publicly Announced Program (2)
	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)

Fiscal Period

January 29, 2017 – February 25, 2017	—	$—	—	1,448,500

February 26, 2017 – April 1, 2017	262,923	27.05	175,000	1,273,500

April 2, 2017 – April 29, 2017	52,415	26.01	50,000	1,223,500

Total	315,338	$26.88	225,000	1,223,500

(1)
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

(2)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 225,000 shares were repurchased during the three months ended April 29, 2017 and 450,000 shares were repurchased during the three months ended April 30, 2016. Therefore, there were 1,223,500 shares authorized to be repurchased under the program as of April 29, 2017. Our repurchases of common stock are limited under our debt agreements.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2015.
3.2		Bylaws of the Company as amended through April 6, 2017, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 11, 2017.
10.1	*
Caleres, Inc. Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit A to the Company’s definitive proxy materials filed with the Securities and Exchange Commission on Schedule 14A on April 14, 2017.

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

CALERES, INC.

Date: June 7, 2017	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer