Form 10-Q
period 2017-07-29
CALERES INC
filed 2017-09-06
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 29, 2017

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of August 25, 2017, 42,965,855 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	July 29, 2017	July 30, 2016	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$52,942	$165,729	$55,332
Receivables, net	143,616	144,309	153,121
Inventories, net	722,005	648,881	585,764
Prepaid expenses and other current assets	36,972	30,190	49,528
Total current assets	955,535	989,109	843,745

Other assets	69,589	115,448	68,574
Goodwill	127,081	13,954	127,098
Intangible assets, net	214,114	115,106	216,660
Property and equipment	539,732	489,638	531,104
Allowance for depreciation	(321,894)	(302,862)	(311,908)
Property and equipment, net	217,838	186,776	219,196
Total assets	$1,584,157	$1,420,393	$1,475,273

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$35,000	$—	$110,000
Trade accounts payable	402,812	358,751	266,370
Other accrued expenses	170,499	142,085	151,225
Total current liabilities	608,311	500,836	527,595

Other liabilities:
Long-term debt	197,233	196,774	197,003
Deferred rent	52,227	47,452	51,124
Other liabilities	85,212	60,566	85,065
Total other liabilities	334,672	304,792	333,192

Equity:
Common stock	430	429	430
Additional paid-in capital	124,851	119,241	121,537
Accumulated other comprehensive loss	(28,051)	(5,375)	(30,434)
Retained earnings	542,499	499,492	521,584
Total Caleres, Inc. shareholders’ equity	639,729	613,787	613,117
Noncontrolling interests	1,445	978	1,369
Total equity	641,174	614,765	614,486
Total liabilities and equity	$1,584,157	$1,420,393	$1,475,273
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$676,954	$622,937	$1,308,463	$1,207,670
Cost of goods sold	389,493	363,382	750,094	700,322
Gross profit	287,461	259,555	558,369	507,348
Selling and administrative expenses	253,500	227,297	497,575	446,347
Restructuring and other special charges, net	2,865	—	3,973	—
Operating earnings	31,096	32,258	56,821	61,001
Interest expense	(4,637)	(3,479)	(9,681)	(7,089)
Interest income	262	310	497	557
Earnings before income taxes	26,721	29,089	47,637	54,469
Income tax provision	(9,047)	(9,410)	(15,079)	(16,912)
Net earnings	17,674	19,679	32,558	37,557
Net earnings (loss) attributable to noncontrolling interests	79	(89)	61	6
Net earnings attributable to Caleres, Inc.	$17,595	$19,768	$32,497	$37,551

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.41	$0.46	$0.76	$0.87

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.41	$0.46	$0.75	$0.86

Dividends per common share	$0.07	$0.07	$0.14	$0.14
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net earnings	$17,674	$19,679	$32,558	$37,557
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,820	(804)	1,280	1,506
Pension and other postretirement benefits adjustments	309	(288)	727	(576)
Derivative financial instruments	(402)	(229)	376	(441)
Other comprehensive income (loss), net of tax	1,727	(1,321)	2,383	489
Comprehensive income	19,401	18,358	34,941	38,046
Comprehensive income (loss) attributable to noncontrolling interests	99	(120)	76	(10)
Comprehensive income attributable to Caleres, Inc.	$19,302	$18,478	$34,865	$38,056
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Twenty-six Weeks Ended
($ thousands)	July 29, 2017	July 30, 2016
Operating Activities
Net earnings	$32,558	$37,557
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22,874	18,325
Amortization of capitalized software	7,243	6,366
Amortization of intangible assets	2,046	1,839
Amortization of debt issuance costs and debt discount	864	864
Share-based compensation expense	5,804	4,329
Excess tax benefit related to share-based plans	—	(3,248)
Loss on disposal of property and equipment	471	519
Impairment charges for property and equipment	2,119	536
Deferred rent	1,103	946
Provision for doubtful accounts	294	105
Changes in operating assets and liabilities:
Receivables	9,211	9,301
Inventories	(134,465)	(101,032)
Prepaid expenses and other current and noncurrent assets	8,158	24,799
Trade accounts payable	136,108	120,949
Accrued expenses and other liabilities	19,399	(14,353)
Other, net	493	762
Net cash provided by operating activities	114,280	108,564

Investing Activities
Purchases of property and equipment	(24,251)	(27,443)
Capitalized software	(3,152)	(3,778)
Net cash used for investing activities	(27,403)	(31,221)

Financing Activities
Borrowings under revolving credit agreement	400,000	103,000
Repayments under revolving credit agreement	(475,000)	(103,000)
Dividends paid	(6,030)	(6,089)
Acquisition of treasury stock	(5,993)	(23,139)
Issuance of common stock under share-based plans, net	(2,490)	(4,086)
Excess tax benefit related to share-based plans	—	3,248
Net cash used for financing activities	(89,513)	(30,066)
Effect of exchange rate changes on cash and cash equivalents	246	301
(Decrease) increase in cash and cash equivalents	(2,390)	47,578
Cash and cash equivalents at beginning of period	55,332	118,151
Cash and cash equivalents at end of period	$52,942	$165,729
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued ASU 2015-14 to defer the effective date. Several ASUs to clarify the implementation guidance in ASU 2014-09 have also been issued.  Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016.  Although the ASUs will impact revenue recognition for both of the Company's reportable segments, the impact will be more significant on the Famous Footwear segment, primarily due to the ASUs' required treatment for loyalty programs. The new standard will require a deferral of revenue associated with loyalty points issued under the Company's loyalty program using a relative stand-alone selling price method.

The Company has established an implementation team to develop and execute the plan to adopt the ASUs. The implementation plan, which continues to be executed and refined, includes changes to the Company's accounting policies and practices, systems and controls to support the new revenue recognition and disclosure requirements. The implementation team is currently assessing the impact of the new standard on each of its revenue streams. The Company plans to adopt the ASUs in the first quarter of 2018 using the modified retrospective method. Although the implementation may result in a significant initial adjustment to certain liabilities, including deferred revenue, the adoption of the standard is not anticipated to significantly impact the Company's condensed consolidated statements of earnings on an ongoing basis.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies accounting for certain aspects of share-based payments to employees, including income taxes, forfeitures and statutory income tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the ASU during the first quarter of 2017, which had the following impact to the condensed consolidated financial statements:

•
The Company recognized excess tax benefits of $1.1 million related to share-based plans during the twenty-six weeks ended July 29, 2017, which are required to be recognized in the statements of earnings on a prospective basis. Prior to the adoption of the ASU, the excess tax benefit related to share-based plans was recorded in additional paid-in-capital.

•
The Company elected to adopt the provision of the ASU to account for forfeitures as they occur. This election was applied on a modified retrospective basis, resulting in a net increase to Caleres, Inc. shareholders' equity of $0.4 million.

•
The ASU requires cash flows from excess tax benefits related to share-based payments to be reported as operating activities in the condensed consolidated statements of cash flows. The Company elected to adopt this provision on a prospective basis and as a result, the excess tax benefit related to share-based plans for the twenty-six weeks ended July 30, 2016 is presented as a financing activity, while the benefit for the twenty-six weeks ended July 29, 2017 is presented as an operating activity.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax effects of intercompany sales and intra-entity transfers of assets, other than inventory, when the transfer occurs. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The ASU will be adopted during the first quarter of 2018 using a modified retrospective approach. While the Company is finalizing its assessment of the impact of this ASU on its condensed consolidated financial statements, the adoption of the ASU is expected to result in a cumulative adjustment to deferred taxes and retained earnings related to intra-entity transfers of intangible assets that occurred prior to adoption.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Upon adoption of the ASU during the first quarter of 2018, the Company will separately present the components of net periodic benefit cost or income, excluding the service cost component, in non-operating expenses on a retrospective basis. Net periodic benefit income, excluding the service cost component, was $2.7 million and $5.1 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting. The ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply modification accounting if the value, vesting conditions or classification of the award changes. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance will be applied prospectively to awards modified after the Company adopts the ASU in the first quarter of 2018.

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

The Company’s purchase price allocation contains uncertainties because it required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies. As of July 29, 2017, the purchase price allocation is substantially complete.

During the thirteen weeks ended July 29, 2017, the Company recognized $1.9 million in cost of goods sold ($1.2 million on an after-tax basis, or $0.03 per diluted share) related to the amortization of the inventory fair value adjustment required for purchase accounting. The Company recognized $4.9 million in cost of goods sold ($3.0 million on an after-tax basis, or $0.07 per diluted share) during the twenty-six weeks ended July 29, 2017. As further discussed in Note 5 to the condensed consolidated financial statements, the Company also incurred integration costs during the thirteen and twenty-six weeks ended July 29, 2017.

Note 4	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended July 29, 2017 and July 30, 2016:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
NUMERATOR
Net earnings	$17,674	$19,679	$32,558	$37,557
Net (earnings) loss attributable to noncontrolling interests	(79)	89	(61)	(6)
Net earnings allocated to participating securities	(490)	(523)	(895)	(1,014)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$17,105	$19,245	$31,602	$36,537

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	41,783	42,043	41,807	42,238
Dilutive effect of share-based awards	171	142	172	151
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	41,954	42,185	41,979	42,389

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.41	$0.46	$0.76	$0.87

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.41	$0.46	$0.75	$0.86

Options to purchase 16,667 shares of common stock for the thirteen and twenty-six weeks ended July 29, 2017 and 66,165 shares of common stock for the thirteen and twenty-six weeks ended July 30, 2016 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

During the thirteen and twenty-six weeks ended July 29, 2017, the Company repurchased zero and 225,000 shares, respectively, under the publicly announced share repurchase program, which permits repurchases of up to 2.5 million shares. The Company repurchased 450,000 and 900,000 shares during the thirteen and twenty-six weeks ended July 30, 2016, respectively. As of July 29, 2017, the Company has repurchased a total of 1.3 million shares under this program.

Note 5	Restructuring and Other Initiatives

During the thirteen and twenty-six weeks ended July 29, 2017, the Company incurred integration and reorganization costs, primarily for professional fees and severance expense, totaling $2.9 million ($1.9 million on an after-tax basis, or $0.04 per diluted share) and $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share), respectively, related to the men's business. Of the $2.9 million in costs presented as restructuring and other special charges, net in the condensed consolidated statements of earnings for the thirteen weeks ended July 29, 2017, $2.2 million is reflected within the Other category and $0.7 million is reflected within the Brand Portfolio segment. Of the $4.0 million in restructuring and other special charges for the twenty-six weeks ended July 29, 2017, $2.5 million is reflected within the Other category and $1.5 million is reflected within the Brand Portfolio segment. There were no restructuring charges incurred during the thirteen or twenty-six weeks ended July 30, 2016.

Note 6	Business Segment Information
Following is a summary of certain key financial measures for the Company’s business segments for the periods ended July 29, 2017 and July 30, 2016:

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended July 29, 2017
External sales	$404,930	$272,024	$—	$676,954
Intersegment sales	—	29,850	—	29,850
Operating earnings (loss)	25,112	15,916	(9,932)	31,096
Segment assets	636,399	839,674	108,084	1,584,157

Thirteen Weeks Ended July 30, 2016
External sales	$390,123	$232,814	$—	$622,937
Intersegment sales	—	30,589	—	30,589
Operating earnings (loss)	22,604	17,463	(7,809)	32,258
Segment assets	644,446	518,636	257,311	1,420,393

Twenty-Six Weeks Ended July 29, 2017
External sales	$771,424	$537,039	$—	$1,308,463
Intersegment sales	—	44,550	—	44,550
Operating earnings (loss)	45,391	29,230	(17,800)	56,821

Twenty-Six Weeks Ended July 30, 2016
External sales	$754,719	$452,951	$—	$1,207,670
Intersegment sales	—	46,152	—	46,152
Operating earnings (loss)	48,358	27,085	(14,442)	61,001

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Operating earnings	$31,096	$32,258	$56,821	$61,001
Interest expense	(4,637)	(3,479)	(9,681)	(7,089)
Interest income	262	310	497	557
Earnings before income taxes	$26,721	$29,089	$47,637	$54,469

Note 7	Inventories
The Company's net inventory balance was comprised of the following:

($ thousands)	July 29, 2017	July 30, 2016	January 28, 2017
Raw materials	$18,951	$734	$15,378
Work-in-process	840	—	1,093
Finished goods	702,214	648,147	569,293
Inventories, net	$722,005	$648,881	$585,764

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	July 29, 2017	July 30, 2016	January 28, 2017
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	285,988	183,068	286,488
Total intangible assets	288,788	185,868	289,288
Accumulated amortization	(74,674)	(70,762)	(72,628)
Total intangible assets, net	214,114	115,106	216,660
Goodwill
Brand Portfolio	127,081	13,954	127,098
Total goodwill	127,081	13,954	127,098
Goodwill and intangible assets, net	$341,195	$129,060	$343,758

As further described in Note 3 to the condensed consolidated financial statements, the Company acquired Allen Edmonds on December 13, 2016. The allocation of the purchase price resulted in incremental intangible assets of $102.9 million, consisting of trademarks and customer relationships of $97.5 million and $5.4 million, respectively, and incremental goodwill of $113.1 million.

The Company's intangible assets as of July 29, 2017, July 30, 2016 and January 28, 2017 were as follows:

($ thousands)		July 29, 2017
	Estimated Useful Lives	Original Cost		Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288		$74,449	$90,839
Trademarks	Indefinite	118,100	(1)	—	118,100
Customer relationships	15 years	5,400	(1)	225	5,175
		$288,788		$74,674	$214,114

		July 30, 2016
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,068	$70,762	$94,306
Trademarks	Indefinite	20,800	—	20,800
		$185,868	$70,762	$115,106

		January 28, 2017
	Estimated Useful Lives	Original Cost		Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288		$72,604	$92,684
Trademarks	Indefinite	117,900	(1)	—	117,900
Customer relationships	15 years	6,100	(1)	24	6,076
		$289,288		$72,628	$216,660
(1) The Allen Edmonds trademark and customer relationships intangible assets were acquired in the Allen Edmonds acquisition, as further discussed in Note 3 to the condensed consolidated financial statements. Immaterial adjustments attributable to the purchase price allocation were recorded during the thirteen weeks ended April 29, 2017, resulting in an adjustment to the original cost.

Amortization expense related to intangible assets was $1.0 million and $0.9 million for the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively, and $2.0 million and $1.8 million for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.

Note 9	Shareholders’ Equity

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the twenty-six weeks ended July 29, 2017 and July 30, 2016:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2017	$613,117	$1,369	$614,486
Net earnings	32,497	61	32,558
Other comprehensive income	2,383	15	2,398
Dividends paid	(6,030)	—	(6,030)
Acquisition of treasury stock	(5,993)	—	(5,993)
Issuance of common stock under share-based plans, net	(2,490)	—	(2,490)
Cumulative-effect adjustment from adoption of ASU 2016-09	441	—	441
Share-based compensation expense	5,804	—	5,804
Equity at July 29, 2017	$639,729	$1,445	$641,174

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2016	$601,484	$988	$602,472
Net earnings	37,551	6	37,557
Other comprehensive income (loss)	489	(16)	473
Dividends paid	(6,089)	—	(6,089)
Acquisition of treasury stock	(23,139)	—	(23,139)
Issuance of common stock under share-based plans, net	(4,086)	—	(4,086)
Excess tax benefit related to share-based plans	3,248	—	3,248
Share-based compensation expense	4,329	—	4,329
Equity at July 30, 2016	$613,787	$978	$614,765

Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended July 29, 2017 and July 30, 2016:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance April 29, 2017	$(348)	$(29,666)	$236	$(29,778)
Other comprehensive income (loss) before reclassifications	1,820	—	(295)	1,525
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	500	(164)	336
Tax (benefit) provision	—	(191)	57	(134)
Net reclassifications	—	309	(107)	202
Other comprehensive income (loss)	1,820	309	(402)	1,727
Balance July 29, 2017	$1,472	$(29,357)	$(166)	$(28,051)

Balance April 30, 2016	$1,410	$(5,644)	$180	$(4,054)
Other comprehensive loss before reclassifications	(804)	—	(351)	(1,155)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	(477)	190	(287)
Tax provision (benefit)	—	189	(68)	121
Net reclassifications	—	(288)	122	(166)
Other comprehensive loss	(804)	(288)	(229)	(1,321)
Balance July 30, 2016	$606	$(5,932)	$(49)	$(5,375)

Balance January 28, 2017	$192	$(30,084)	$(542)	(30,434)
Other comprehensive income before reclassifications	1,280	—	458	1,738
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,179	(117)	1,062
Tax (benefit) provision	—	(452)	35	(417)
Net reclassifications	—	727	(82)	645
Other comprehensive income	1,280	727	376	2,383
Balance July 29, 2017	$1,472	$(29,357)	$(166)	$(28,051)

Balance January 30, 2016	$(900)	$(5,356)	$392	$(5,864)
Other comprehensive income (loss) before reclassifications	1,506	—	(639)	867
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	(954)	313	(641)
Tax provision (benefit)	—	378	(115)	263
Net reclassifications	—	(576)	198	(378)
Other comprehensive income (loss)	1,506	(576)	(441)	489
Balance July 30, 2016	$606	$(5,932)	$(49)	$(5,375)

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

The Company recognized share-based compensation expense of $3.1 million and $2.3 million during the thirteen weeks and $5.8 million and $4.3 million during the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. In addition to share-based compensation expense, the Company recognized cash-based expense related to performance share units and cash awards granted under the performance share plans of zero and $0.9 million during the thirteen weeks and $0.1 million and $1.5 million during the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.

The Company had net repurchases of 12,472 and 5,947 shares of common stock during the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to directors, net of forfeitures and shares withheld to satisfy the minimum tax withholding requirement. During the twenty-six weeks ended July 29, 2017 and July 30, 2016, the Company issued 241,886 and 180,825 shares of common stock, respectively, related to these share-based plans.

Restricted Stock
The following table summarizes restricted stock activity for the periods ended July 29, 2017 and July 30, 2016:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 29, 2017			July 30, 2016
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

April 29, 2017	1,217,334	$27.96	April 30, 2016	1,150,749	$25.38
Granted	4,492	27.83	Granted	13,800	24.85
Forfeited	(17,500)	28.56	Forfeited	(19,250)	26.59
Vested	(10,000)	18.80	Vested	(6,000)	11.72
July 29, 2017	1,194,326	$28.03	July 30, 2016	1,139,299	$25.42

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 29, 2017			July 30, 2016
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

January 28, 2017	1,128,049	$25.85	January 30, 2016	1,262,449	$19.55
Granted	356,312	26.91	Granted	350,600	26.57
Forfeited	(30,000)	27.75	Forfeited	(48,500)	22.94
Vested	(260,035)	17.07	Vested	(425,250)	9.22
July 29, 2017	1,194,326	$28.03	July 30, 2016	1,139,299	$25.42

All of the restricted shares granted during the thirteen weeks ended July 29, 2017 have a cliff-vesting term of one year. Of the 356,312 restricted shares granted during the twenty-six weeks ended July 29, 2017, 4,492 shares have a cliff-vesting term of one year, 12,000 shares have a graded-vesting term of four years and 339,820 shares have a cliff-vesting term of four years. All of the restricted shares granted during the thirteen and twenty-six weeks ended July 30, 2016 have a cliff-vesting term of four years. Share-based compensation expense is recognized on a straight-line basis over the respective vesting periods.

Performance Share Awards
During the thirteen weeks ended July 29, 2017 and July 30, 2016, the Company granted no performance share awards. During the twenty-six weeks ended July 29, 2017 and July 30, 2016, the Company granted performance share awards for a targeted 169,500 and 159,000 shares, respectively with a weighted-average grant date fair value of $26.90 and $26.64, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period. The performance share units are settled in cash and their fair value is based on the unadjusted quoted market price for the Company’s common stock on each measurement date. During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value. Refer to Note 13 to the condensed consolidated financial statements for further discussion regarding performance share units.

Stock Options
The following table summarizes stock option activity for the periods ended July 29, 2017 and July 30, 2016:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 29, 2017			July 30, 2016
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

April 29, 2017	97,292	$6.39	April 30, 2016	229,105	$8.99
Granted	—	—	Granted	—	—
Exercised	(5,250)	5.93	Exercised	(6,315)	9.28
Forfeited	—	—	Forfeited	—	—
Expired	—	—	Expired	—	—
July 29, 2017	92,042	$6.42	July 30, 2016	222,790	$8.98

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 29, 2017			July 30, 2016
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

January 28, 2017	150,540	$9.36	January 30, 2016	301,295	$8.95
Granted	—	—	Granted	—	—
Exercised	(11,250)	5.74	Exercised	(56,381)	7.41
Forfeited	—	—	Forfeited	(7,499)	15.94
Expired	(47,248)	15.94	Expired	(14,625)	10.75
July 29, 2017	92,042	$6.42	July 30, 2016	222,790	$8.98

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of cash-equivalent restricted stock units ("RSUs"). The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock. The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs. Expense is recognized at fair value when the dividend equivalents are granted. The Company granted 45,830 and 53,310 RSUs to non-employee directors, including 910 and 1,110 RSUs for dividend equivalents, during the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively, with weighted-average grant date fair values of $27.84 and $21.62, respectively. The Company granted 46,712 and 54,163 RSUs, including 1,792 and 1,963 RSUs for dividend equivalents, during the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively, with weighted-average grant date fair values of $27.81 and $21.72, respectively.

Note 11	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Service cost	$2,383	$1,904	$—	$—
Interest cost	3,727	3,810	16	15
Expected return on assets	(6,913)	(7,252)	—	—
Amortization of:
Actuarial loss (gain)	996	39	(35)	(55)
Prior service income	(461)	(461)	—	—
Settlement cost	—	250	—	—
Total net periodic benefit income	$(268)	$(1,710)	$(19)	$(40)

	Pension Benefits		Other Postretirement Benefits
	Twenty-six Weeks Ended		Twenty-six Weeks Ended
($ thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Service cost	$4,850	$4,167	$—	$—
Interest cost	7,474	7,671	34	30
Expected return on assets	(13,793)	(14,475)	—	—
Amortization of:
Actuarial loss (gain)	2,148	77	(73)	(110)
Prior service income	(896)	(921)	—	—
Settlement cost	—	250	—	—
Total net periodic benefit income	$(217)	$(3,231)	$(39)	$(80)

Note 12	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through August 2018. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 was not material.

As of July 29, 2017, July 30, 2016 and January 28, 2017, the Company had forward contracts maturing at various dates through August 2018, July 2017 and February 2018, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	July 29, 2017	July 30, 2016	January 28, 2017
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$18,110	$17,404	$18,826
Euro	14,725	13,544	13,297
Chinese yuan	11,887	12,477	7,723
New Taiwanese dollars	567	522	526
United Arab Emirates dirham	254	939	823
Japanese yen	176	1,026	769
Other currencies	14	174	124
Total financial instruments	$45,733	$46,086	$42,088

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of July 29, 2017, July 30, 2016 and January 28, 2017 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange forward contracts:
July 29, 2017	Prepaid expenses and other current assets	$918	Other accrued expenses	$1,083
July 30, 2016	Prepaid expenses and other current assets	365	Other accrued expenses	565
January 28, 2017	Prepaid expenses and other current assets	234	Other accrued expenses	874

For the periods ended July 29, 2017 and July 30, 2016, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 29, 2017		July 30, 2016
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	Loss Recognized in OCL on Derivatives	Gain Reclassified from Accumulated OCL into Earnings	(Loss) Gain Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings

Net sales	$(8)	$6	$(25)	$(36)
Cost of goods sold	(55)	158	(472)	33
Selling and administrative expenses	(194)	—	(75)	(187)
Interest expense	(14)	—	14	—

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 29, 2017		July 30, 2016
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCL on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings	Loss Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings

Net sales	$(40)	$24	$(189)	$(72)
Cost of goods sold	737	161	(585)	116
Selling and administrative expenses	117	(67)	(24)	(357)
Interest expense	(10)	(1)	(24)	—

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

Performance Share Units
Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which generally vest over a three-year service period. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. The fair value of each performance share unit is based on an unadjusted quoted market price of the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 29, 2017, July 30, 2016 and January 28, 2017. The Company did not have any transfers between Level 1, Level 2 or Level 3 during the twenty-six weeks ended July 29, 2017 or July 30, 2016.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
July 29, 2017:
Cash equivalents – money market funds	$16,163	$16,163	$—	$—
Non-qualified deferred compensation plan assets	5,637	5,637	—	—
Non-qualified deferred compensation plan liabilities	(5,637)	(5,637)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,154)	(2,154)	—	—
Restricted stock units for non-employee directors	(9,088)	(9,088)	—	—
Derivative financial instruments, net	(165)	—	(165)	—
July 30, 2016:
Cash equivalents – money market funds	$132,320	$132,320	$—	$—
Non-qualified deferred compensation plan assets	4,637	4,637	—	—
Non-qualified deferred compensation plan liabilities	(4,637)	(4,637)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,705)	(1,705)	—	—
Restricted stock units for non-employee directors	(9,060)	(9,060)	—	—
Performance share units	(2,347)	(2,347)	—	—
Derivative financial instruments, net	(200)	—	(200)	—
Secured convertible note	7,190	—	—	7,190
January 28, 2017:
Cash equivalents – money market funds	$27,530	$27,530	$—	$—
Non-qualified deferred compensation plan assets	5,051	5,051	—	—
Non-qualified deferred compensation plan liabilities	(5,051)	(5,051)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,909)	(1,909)	—	—
Restricted stock units for non-employee directors	(9,390)	(9,390)	—	—
Performance share units	(3,352)	(3,352)	—	—
Derivative financial instruments, net	(640)	—	(640)	—

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $114.6 million and $96.6 million at July 29, 2017 and July 30, 2016, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, primarily for leasehold improvements and furniture and fixtures in the Company's retail stores, which were included in selling and administrative expenses for the respective periods.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Impairment Charges
Famous Footwear	$150	$—	$300	$134
Brand Portfolio	1,020	225	1,819	402
Total impairment charges	$1,170	$225	$2,119	$536

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	July 29, 2017		July 30, 2016		January 28, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Value	Value	Value	Value	Value	Value
Borrowings under revolving credit agreement	$35,000	$35,000	$—	$—	$110,000	$110,000
Long-term debt	197,233	209,500	196,774	205,500	197,003	209,000
Total debt	$232,233	$244,500	$196,774	$205,500	$307,003	$319,000

The fair value of borrowings under revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 14	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 33.9% and 32.3%, respectively, for the thirteen weeks ended July 29, 2017 and July 30, 2016. During the thirteen weeks ended July 30, 2016, the Company recognized a discrete tax benefit of $0.2 million, reflecting the settlement of a federal tax audit issue. If the discrete tax benefit had not been recognized during the thirteen weeks ended July 30, 2016, the Company's effective tax rate would have been 33.0%. Excluding the discrete tax item, the Company's tax rate is higher for the thirteen weeks ended July 29, 2017, reflecting a lower mix of international earnings in our lowest tax rate jurisdictions.

For the twenty-six weeks ended July 29, 2017 and July 30, 2016, the Company's consolidated effective tax rates were 31.7% and 31.0%, respectively. As a result of the adoption of ASU 2016-09 during the first quarter of 2017, which requires prospective recognition of excess tax benefits and deficiencies in the statement of earnings, the Company recognized a discrete tax benefit of $1.1 million related to share-based compensation. Discrete tax benefits of $0.9 million were recognized during the twenty-six weeks ended July 30, 2016, reflecting the settlement of a federal tax audit issue. If these discrete tax benefits had not been recognized during the twenty-six weeks ended July 29, 2017 and July 30, 2016, the Company's effective tax rates would have been 33.9% and 32.7%, respectively. Excluding the discrete tax items, the Company's tax rate is higher for the twenty-six weeks ended July 29, 2017, reflecting a lower mix of international earnings in our lowest tax rate jurisdictions.

Note 15	Related Party Transactions

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. The license enabling the joint venture to market the footwear expired in August 2017 and the parties are in the process of dissolving their joint venture arrangements. B&H Footwear sold Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sold the Naturalizer products through department store shops and free-standing stores in China.  The Company, through its consolidated subsidiary, B&H Footwear, sold Naturalizer footwear on a wholesale basis to CBI totaling $1.6 million and $3.8 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, with no corresponding sales during 2017.

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

The cumulative expenditures for both on-site and off-site remediation through July 29, 2017 were $29.5 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at July 29, 2017 is $9.5 million, of which $8.6 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses. Of the total $9.5 million reserve, $4.5 million is for on-site remediation and $5.0 million is for off-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $14.5 million as of July 29, 2017. The Company expects to spend approximately $0.5 million in the next fiscal year, $0.1 million in each of the following four years and $13.6 million in the aggregate thereafter related to the on-site remediation.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
JULY 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$12,712	$20,638	$19,592	$—	$52,942
Receivables, net	117,672	5,670	20,274	—	143,616
Inventories, net	174,839	516,704	30,462	—	722,005
Prepaid expenses and other current assets	23,944	14,463	7,466	(8,901)	36,972
Intercompany receivable – current	845	134	25,056	(26,035)	—
Total current assets	330,012	557,609	102,850	(34,936)	955,535
Other assets	51,273	17,432	884	—	69,589
Goodwill and intangible assets, net	112,221	40,937	188,037	—	341,195
Property and equipment, net	32,428	172,802	12,608	—	217,838
Investment in subsidiaries	1,263,829	—	(22,724)	(1,241,105)	—
Intercompany receivable – noncurrent	745,812	519,304	669,176	(1,934,292)	—
Total assets	$2,535,575	$1,308,084	$950,831	$(3,210,333)	$1,584,157

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$35,000	$—	$—	$—	$35,000
Trade accounts payable	124,675	247,169	30,968	—	402,812
Other accrued expenses	72,364	87,425	19,611	(8,901)	170,499
Intercompany payable – current	14,523	—	11,512	(26,035)	—
Total current liabilities	246,562	334,594	62,091	(34,936)	608,311
Other liabilities
Long-term debt	197,233	—	—	—	197,233
Other liabilities	91,645	40,810	4,984	—	137,439
Intercompany payable – noncurrent	1,360,406	119,152	454,734	(1,934,292)	—
Total other liabilities	1,649,284	159,962	459,718	(1,934,292)	334,672
Equity
Caleres, Inc. shareholders’ equity	639,729	813,528	427,577	(1,241,105)	639,729
Noncontrolling interests	—	—	1,445	—	1,445
Total equity	639,729	813,528	429,022	(1,241,105)	641,174
Total liabilities and equity	$2,535,575	$1,308,084	$950,831	$(3,210,333)	$1,584,157

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED JULY 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$194,305	$482,645	$63,175	$(63,171)	$676,954
Cost of goods sold	137,659	270,548	32,543	(51,257)	389,493
Gross profit	56,646	212,097	30,632	(11,914)	287,461
Selling and administrative expenses	60,363	190,444	14,607	(11,914)	253,500
Restructuring and other special charges, net	2,661	37	167	—	2,865
Operating (loss) earnings	(6,378)	21,616	15,858	—	31,096
Interest expense	(4,634)	(3)	—	—	(4,637)
Interest income	85	—	177	—	262
Intercompany interest income (expense)	2,021	(2,189)	168	—	—
(Loss) earnings before income taxes	(8,906)	19,424	16,203	—	26,721
Income tax benefit (provision)	2,926	(8,053)	(3,920)	—	(9,047)
Equity in earnings of subsidiaries, net of tax	23,575	—	271	(23,846)	—
Net earnings	17,595	11,371	12,554	(23,846)	17,674
Less: Net earnings attributable to noncontrolling interests	—	—	79	—	79
Net earnings attributable to Caleres, Inc.	$17,595	$11,371	$12,475	$(23,846)	$17,595

Comprehensive income	$19,302	$11,371	$13,302	$(24,574)	$19,401
Less: Comprehensive income attributable to noncontrolling interests	—	—	99	—	99
Comprehensive income attributable to Caleres, Inc.	$19,302	$11,371	$13,203	$(24,574)	$19,302

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$388,745	$910,184	$101,220	$(91,686)	$1,308,463
Cost of goods sold	270,510	502,334	51,073	(73,823)	750,094
Gross profit	118,235	407,850	50,147	(17,863)	558,369
Selling and administrative expenses	112,787	372,791	29,860	(17,863)	497,575
Restructuring and other special charges, net	3,769	37	167	—	3,973
Operating earnings	1,679	35,022	20,120	—	56,821
Interest expense	(9,669)	(12)	—	—	(9,681)
Interest income	173	—	324	—	497
Intercompany interest income (expense)	4,104	(4,513)	409	—	—
(Loss) earnings before income taxes	(3,713)	30,497	20,853	—	47,637
Income tax benefit (provision)	1,839	(11,928)	(4,990)	—	(15,079)
Equity in earnings (loss) of subsidiaries, net of tax	34,371	—	(777)	(33,594)	—
Net earnings	32,497	18,569	15,086	(33,594)	32,558
Less: Net earnings attributable to noncontrolling interests	—	—	61	—	61
Net earnings attributable to Caleres, Inc.	$32,497	$18,569	$15,025	$(33,594)	$32,497

Comprehensive income	$34,865	$18,569	$15,755	$(34,248)	$34,941
Less: Comprehensive income attributable to noncontrolling interests	—	—	76	—	76
Comprehensive income attributable to Caleres, Inc.	$34,865	$18,569	$15,679	$(34,248)	$34,865

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(15,328)	$95,828	$33,780	$—	$114,280

Investing activities
Purchases of property and equipment	(3,722)	(17,762)	(2,767)	—	(24,251)
Capitalized software	(2,686)	(466)	—	—	(3,152)
Intercompany investing	(19,894)	197,599	(177,705)	—	—
Net cash (used for) provided by investing activities	(26,302)	179,371	(180,472)	—	(27,403)

Financing activities
Borrowings under revolving credit agreement	400,000	—	—	—	400,000
Repayments under revolving credit agreement	(475,000)	—	—	—	(475,000)
Dividends paid	(6,030)	—	—	—	(6,030)
Acquisition of treasury stock	(5,993)	—	—	—	(5,993)
Issuance of common stock under share-based plans, net	(2,490)	—	—	—	(2,490)
Intercompany financing	119,856	(263,590)	143,734	—	—
Net cash provided by (used for) financing activities	30,343	(263,590)	143,734	—	(89,513)
Effect of exchange rate changes on cash and cash equivalents	—	—	246	—	246
(Decrease) increase in cash and cash equivalents	(11,287)	11,609	(2,712)	—	(2,390)
Cash and cash equivalents at beginning of period	23,999	9,029	22,304	—	55,332
Cash and cash equivalents at end of period	$12,712	$20,638	$19,592	$—	$52,942

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
JULY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$44,348	$15,673	$105,708	$—	$165,729
Receivables, net	112,384	1,787	30,138	—	144,309
Inventories, net	159,285	467,691	21,905	—	648,881
Prepaid expenses and other current assets	13,641	11,479	5,070	—	30,190
Intercompany receivable – current	743	213	21,263	(22,219)	—
Total current assets	330,401	496,843	184,084	(22,219)	989,109
Other assets	93,839	13,728	7,881	—	115,448
Goodwill and intangible assets, net	114,446	2,800	11,814	—	129,060
Property and equipment, net	31,087	146,373	9,316	—	186,776
Investment in subsidiaries	1,055,300	—	(20,569)	(1,034,731)	—
Intercompany receivable – noncurrent	479,611	374,047	559,593	(1,413,251)	—
Total assets	$2,104,684	$1,033,791	$752,119	$(2,470,201)	$1,420,393

Liabilities and Equity
Current liabilities
Trade accounts payable	$111,166	$216,850	$30,735	$—	$358,751
Other accrued expenses	52,474	72,987	16,624	—	142,085
Intercompany payable – current	11,924	—	10,295	(22,219)	—
Total current liabilities	175,564	289,837	57,654	(22,219)	500,836
Other liabilities
Long-term debt	196,774	—	—	—	196,774
Other liabilities	37,253	67,119	3,646	—	108,018
Intercompany payable – noncurrent	1,081,306	41,537	290,408	(1,413,251)	—
Total other liabilities	1,315,333	108,656	294,054	(1,413,251)	304,792
Equity
Caleres, Inc. shareholders’ equity	613,787	635,298	399,433	(1,034,731)	613,787
Noncontrolling interests	—	—	978	—	978
Total equity	613,787	635,298	400,411	(1,034,731)	614,765
Total liabilities and equity	$2,104,684	$1,033,791	$752,119	$(2,470,201)	$1,420,393

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED JULY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$194,896	$408,476	$69,798	$(50,233)	$622,937
Cost of goods sold	142,295	221,031	39,125	(39,069)	363,382
Gross profit	52,601	187,445	30,673	(11,164)	259,555
Selling and administrative expenses	52,841	170,463	15,157	(11,164)	227,297
Operating (loss) earnings	(240)	16,982	15,516	—	32,258
Interest expense	(3,481)	2	—	—	(3,479)
Interest income	174	—	136	—	310
Intercompany interest income (expense)	2,253	(2,276)	23	—	—
(Loss) earnings before income taxes	(1,294)	14,708	15,675	—	29,089
Income tax provision	(309)	(6,436)	(2,665)	—	(9,410)
Equity in earnings (loss) of subsidiaries, net of tax	21,371	—	(508)	(20,863)	—
Net earnings	19,768	8,272	12,502	(20,863)	19,679
Less: Net loss attributable to noncontrolling interests	—	—	(89)	—	(89)
Net earnings attributable to Caleres, Inc.	$19,768	$8,272	$12,591	$(20,863)	$19,768

Comprehensive income	$18,478	$8,272	$11,802	$(20,194)	$18,358
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(120)	—	(120)
Comprehensive income attributable to Caleres, Inc.	$18,478	$8,272	$11,922	$(20,194)	$18,478

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$382,083	$791,522	$108,594	$(74,529)	$1,207,670
Cost of goods sold	272,204	425,658	62,019	(59,559)	700,322
Gross profit	109,879	365,864	46,575	(14,970)	507,348
Selling and administrative expenses	102,383	327,566	31,368	(14,970)	446,347
Operating earnings	7,496	38,298	15,207	—	61,001
Interest expense	(7,089)	—	—	—	(7,089)
Interest income	331	—	226	—	557
Intercompany interest income (expense)	4,507	(4,578)	71	—	—
Earnings before income taxes	5,245	33,720	15,504	—	54,469
Income tax provision	(1,175)	(12,740)	(2,997)	—	(16,912)
Equity in earnings (loss) of subsidiaries, net of tax	33,481	—	(1,045)	(32,436)	—
Net earnings	37,551	20,980	11,462	(32,436)	37,557
Less: Net earnings attributable to noncontrolling interests	—	—	6	—	6
Net earnings attributable to Caleres, Inc.	$37,551	$20,980	$11,456	$(32,436)	$37,551

Comprehensive income	$38,056	$20,980	$12,031	$(33,021)	$38,046
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(10)	—	(10)
Comprehensive income attributable to Caleres, Inc.	$38,056	$20,980	$12,041	$(33,021)	$38,056

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$20,198	$68,129	$20,237	$—	$108,564

Investing activities
Purchases of property and equipment	(1,525)	(25,237)	(681)	—	(27,443)
Capitalized software	(2,448)	(1,300)	(30)	—	(3,778)
Intercompany investing	(2,973)	2,973	—	—	—
Net cash used for investing activities	(6,946)	(23,564)	(711)	—	(31,221)

Financing activities
Borrowings under revolving credit agreement	103,000	—	—	—	103,000
Repayments under revolving credit agreement	(103,000)	—	—	—	(103,000)
Dividends paid	(6,089)	—	—	—	(6,089)
Acquisition of treasury stock	(23,139)	—	—	—	(23,139)
Issuance of common stock under share-based plans, net	(4,086)	—	—	—	(4,086)
Excess tax benefit related to share-based plans	3,248	—	—	—	3,248
Intercompany financing	30,162	(28,892)	(1,270)	—	—
Net cash provided by (used for) financing activities	96	(28,892)	(1,270)	—	(30,066)
Effect of exchange rate changes on cash and cash equivalents	—	—	301	—	301
Increase in cash and cash equivalents	13,348	15,673	18,557	—	47,578
Cash and cash equivalents at beginning of period	31,000	—	87,151	—	118,151
Cash and cash equivalents at end of period	$44,348	$15,673	$105,708	$—	$165,729

CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$23,999	$9,029	$22,304	$—	$55,332
Receivables, net	118,746	5,414	28,961	—	153,121
Inventories, net	150,098	410,867	24,799	—	585,764
Prepaid expenses and other current assets	24,293	23,040	8,058	(5,863)	49,528
Intercompany receivable – current	695	263	22,091	(23,049)	—
Total current assets	317,831	448,613	106,213	(28,912)	843,745
Other assets	51,181	16,567	826	—	68,574
Goodwill and intangible assets, net	113,333	219,337	11,088	—	343,758
Property and equipment, net	31,424	176,358	11,414	—	219,196
Investment in subsidiaries	1,343,954	—	(21,946)	(1,322,008)	—
Intercompany receivable – noncurrent	568,541	366,902	581,624	(1,517,067)	—
Total assets	$2,426,264	$1,227,777	$689,219	$(2,867,987)	$1,475,273

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$110,000	$—	$—	$—	$110,000
Trade accounts payable	116,783	112,434	37,153	—	266,370
Other accrued expenses	74,941	65,228	16,919	(5,863)	151,225
Intercompany payable – current	12,794	—	10,255	(23,049)	—
Total current liabilities	314,518	177,662	64,327	(28,912)	527,595
Other liabilities
Long-term debt	197,003	—	—	—	197,003
Other liabilities	91,683	40,507	3,999	—	136,189
Intercompany payable – noncurrent	1,209,943	98,982	208,142	(1,517,067)	—
Total other liabilities	1,498,629	139,489	212,141	(1,517,067)	333,192
Equity
Caleres, Inc. shareholders’ equity	613,117	910,626	411,382	(1,322,008)	613,117
Noncontrolling interests	—	—	1,369	—	1,369
Total equity	613,117	910,626	412,751	(1,322,008)	614,486
Total liabilities and equity	$2,426,264	$1,227,777	$689,219	$(2,867,987)	$1,475,273

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Financial Highlights
We are pleased with our second quarter financial results. Our recently acquired Allen Edmonds business helped us report solid growth in net sales and gross profit. We have experienced a successful start to the back-to-school season at Famous Footwear despite the challenging retail environment. We also continue to benefit from improved gross margins in our Brand Portfolio segment.

The following is a summary of the financial highlights for the second quarter of 2017:

•
Consolidated net sales increased $54.1 million, or 8.7%, to $677.0 million for the second quarter of 2017, with solid contribution from both of our segments. Our Brand Portfolio segment reported a $39.2 million, or 16.8%, increase in net sales. Our Allen Edmonds business, which we acquired on December 13, 2016, contributed $41.8 million in net sales during the second quarter of 2017. Our Famous Footwear segment reported a $14.8 million, or 3.8%, increase in net sales and a 2.8% increase in same-store sales.

•
Gross profit increased $27.9 million, or 10.8%, to $287.5 million for the second quarter of 2017, primarily reflecting our Allen Edmonds division.  As a percentage of net sales, gross profit increased to 42.5% for the second quarter of 2017, compared to 41.7% for the second quarter of 2016, primarily reflecting a higher consolidated mix of retail versus wholesale sales and continued margin expansion in our Brand Portfolio segment.

•
Consolidated operating earnings decreased $1.2 million, or 3.6%, to $31.1 million in the second quarter of 2017. Despite higher sales and gross profit rate for the second quarter of 2017, our selling and administrative expenses and restructuring and other special charges were also higher, resulting in a slight decline in operating earnings. As a percentage of net sales, operating earnings decreased to 4.6% for the second quarter of 2017, compared to 5.2% for the second quarter of 2016.

•
Consolidated net earnings attributable to Caleres, Inc. were $17.6 million, or $0.41 per diluted share, in the second quarter of 2017, compared to $19.8 million, or $0.46 per diluted share, in the second quarter of 2016.

The following items should be considered in evaluating the comparability of our second quarter results in 2017 and 2016:

•
Acquisition, integration and reorganization of men's brands – We incurred costs of $2.9 million ($1.9 million on an after-tax basis, or $0.04 per diluted share) during the second quarter of 2017 reflecting integration and reorganization charges related to our men's business, with no corresponding costs during the second quarter of 2016. Refer to Note 5 to the condensed consolidated financial statements for further discussion.

•
Acquisition-related cost of goods sold adjustment – We incurred costs of $1.9 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) during the second quarter of 2017 associated with the amortization of the inventory fair value adjustment in connection with the acquisition of Allen Edmonds during the fourth quarter of 2016, with no corresponding costs during the second quarter of 2016. Refer to Note 3 to the condensed consolidated financial statements for additional information related to these costs.

Our debt-to-capital ratio was 26.6% as of July 29, 2017, compared to 24.2% as of July 30, 2016 and 33.3% as of January 28, 2017. The increase in our debt-to-capital ratio from July 30, 2016 primarily reflects higher borrowings under our revolving credit agreement which was utilized to fund the acquisition of Allen Edmonds in December 2016. The decrease in our debt-to-capital ratio from January 28, 2017 primarily reflects lower borrowings under our revolving credit agreement as we continue to reduce our borrowings subsequent to the Allen Edmonds acquisition. Our current ratio decreased to 1.57 to 1 as of July 29, 2017, compared to 1.97 to 1 at July 30, 2016 and 1.60 to 1 at January 28, 2017.

Subsequent Event
Subsequent to the second quarter of 2017, Hurricane Harvey made landfall in Houston, Texas and surrounding areas. This is a major market for us with a total of approximately 40 Famous Footwear, Naturalizer, Allen Edmonds and Sam Edelman stores. We are still assessing the extent of the damage to determine the impact on our 2017 financial results.

Outlook for the Remainder of 2017
During the second quarter, we saw consistent margin expansion, generated steady cash flow and continued to pay down our revolving credit facility following the Allen Edmonds acquisition. We are pleased with the progress we've made in diversifying our business to achieve more balanced earnings from both our Famous Footwear and Brand Portfolio segments. Throughout the remainder of 2017, we will continue to focus on our speed-to-market and consumer acquisition initiatives to deliver shareholder value.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions)
Net sales	$677.0	100.0%	$622.9	100.0%	$1,308.5	100.0%	$1,207.7	100.0%
Cost of goods sold	389.5	57.5%	363.3	58.3%	750.1	57.3%	700.4	58.0%
Gross profit	287.5	42.5%	259.6	41.7%	558.4	42.7%	507.3	42.0%
Selling and administrative expenses	253.5	37.5%	227.3	36.5%	497.6	38.0%	446.3	36.9%
Restructuring and other special charges, net	2.9	0.4%	—	—%	4.0	0.4%	—	—%
Operating earnings	31.1	4.6%	32.3	5.2%	56.8	4.3%	61.0	5.1%
Interest expense	(4.7)	(0.7)%	(3.5)	(0.5)%	(9.7)	(0.7)%	(7.1)	(0.6)%
Interest income	0.3	0.0%	0.3	0.0%	0.5	0.0%	0.6	0.0%
Earnings before income taxes	26.7	3.9%	29.1	4.7%	47.6	3.6%	54.5	4.5%
Income tax provision	(9.0)	(1.3)%	(9.4)	(1.5)%	(15.0)	1.1%	(16.9)	(1.4)%
Net earnings	17.7	2.6%	19.7	3.2%	32.6	2.5%	37.6	3.1%
Net earnings (loss) attributable to noncontrolling interests	0.1	0.0%	(0.1)	(0.0)%	0.1	0.0%	0.0	0.0%
Net earnings attributable to Caleres, Inc.	$17.6	2.6%	$19.8	3.2%	$32.5	2.5%	$37.6	3.1%

Net Sales
Net sales increased $54.1 million, or 8.7%, to $677.0 million for the second quarter of 2017, compared to $622.9 million for the second quarter of 2016, with solid contribution from both of our segments. Our Brand Portfolio segment reported a $39.2 million, or 16.8%, increase in net sales, reflecting $41.8 million of sales from our recently acquired Allen Edmonds business and higher net sales of our Sam Edelman and Vince brands, partially offset by lower sales from our Via Spiga and Franco Sarto brands. Our Famous Footwear segment reported a $14.8 million, or 3.8%, increase in net sales, driven by a 2.8% increase in same-store sales and a higher store count.

Net sales increased $100.8 million, or 8.3%, to $1,308.5 million for the six months ended July 29, 2017, compared to $1,207.7 million for the six months ended July 30, 2016. Our Brand Portfolio segment reported an $84.0 million, or 18.6%, increase in net sales, reflecting $84.3 million of sales from our recently acquired Allen Edmonds business and higher net sales of our Sam Edelman and Vince brands, partially offset by lower sales from our Via Spiga, Franco Sarto and Naturalizer brands.  Net sales of our Famous Footwear segment increased $16.7 million, or 2.2%, driven by our expanded store base and a 1.1% increase in same-store sales.

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

Gross Profit
Gross profit increased $27.9 million, or 10.8%, to $287.5 million for the second quarter of 2017, compared to $259.6 million for the second quarter of 2016, reflecting higher sales volume, as described above, and an improved gross profit rate.  As a percentage of net sales, gross profit increased to 42.5% for the second quarter of 2017, compared to 41.7% for the second quarter of 2016, primarily reflecting a higher consolidated mix of retail versus wholesale sales and an improved mix of higher margin brands, partially offset by amortization of the inventory fair value adjustment in conjunction with the acquisition of Allen Edmonds of $1.9 million. Retail and wholesale net sales were 70% and 30%, respectively, in the second quarter of 2017, compared to 68% and 32% in the second quarter of 2016.

Gross profit increased $51.1 million, or 10.1%, to $558.4 million for the six months ended July 29, 2017, compared to $507.3 million for the six months ended July 30, 2016, reflecting the above named factors.  As a percentage of net sales, gross profit increased to 42.7% for the six months ended July 29, 2017, compared to 42.0% for the six months ended July 30, 2016, reflecting the factors described above. Retail and wholesale net sales were 70% and 30%, respectively, in the six months ended July 29, 2017, compared to 68% and 32% in the six months ended six months ended July 30, 2016.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $26.2 million, or 11.5%, to $253.5 million for the second quarter of 2017, compared to $227.3 million for the second quarter of 2016, primarily driven by the recently acquired Allen Edmonds business and higher anticipated payments under our cash-based incentive compensation plans. As a percentage of net sales, selling and administrative expenses increased to 37.5% for the second quarter of 2017 from 36.5% for the second quarter of 2016.

Selling and administrative expenses increased $51.3 million, or 11.5%, to $497.6 million for the six months ended July 29, 2017, compared to $446.3 million in the six months ended July 30, 2016, primarily driven by the recently acquired Allen Edmonds business and higher cash-based incentive compensation. As a percentage of net sales, selling and administrative expenses increased to 38.0% for the six months ended July 29, 2017 from 36.9% for the six months ended July 30, 2016.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $2.9 million ($1.9 million on an after-tax basis, or $0.04 per diluted share) and $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share), primarily for professional fees and severance expense, were incurred in the second quarter and six months ended July 29, 2017, respectively, related to the men's business. There were no restructuring charges in the second quarter or six months ended July 30, 2016. Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $1.2 million, or 3.6%, to $31.1 million for the second quarter of 2017, compared to $32.3 million for the second quarter of 2016. Although sales and gross profit were higher in the second quarter, selling and administrative expenses and restructuring and other special charges were also higher, resulting in the slight decline in operating earnings. As a percentage of net sales, operating earnings decreased to 4.6% for the second quarter of 2017, compared to 5.2% for the second quarter of 2016.

Operating earnings decreased $4.2 million, or 6.9% to $56.8 million for the six months ended July 29, 2017, compared to $61.0 million for the six months ended July 30, 2016, reflecting the above factors.  As a percentage of net sales, operating earnings decreased to 4.3% for the six months ended July 29, 2017, compared to 5.1% for the six months ended July 30, 2016.

Interest Expense
Interest expense increased $1.2 million, or 33.3%, to $4.7 million for the second quarter of 2017, compared to $3.5 million for the second quarter of 2016, reflecting higher interest expense on our revolving credit agreement, which was used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016. In addition, during the second quarter of 2016, we capitalized interest of $0.4 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center, which was completed in the fourth quarter of 2016.

Interest expense increased $2.6 million, or 36.6%, to $9.7 million for the six months ended July 29, 2017, compared to $7.1 million for the six months ended July 30, 2016, reflecting the above named factor. In addition, during the six months ended July 30, 2016, we capitalized interest of $0.8 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 33.9% for the second quarter of 2017, compared to 32.3% for the second quarter of 2016. During the second quarter of 2016, we recognized a discrete tax benefit of $0.2 million reflecting the settlement of a federal tax audit issue. If the discrete tax benefit had not been recognized during the second quarter of 2016, our effective tax rate would have been 33.0%. Excluding the discrete tax item, our tax rate is higher in the current period, reflecting a lower mix of international earnings in our lowest tax rate jurisdictions.

For the six months ended July 29, 2017, our consolidated effective tax rate was 31.7% compared to 31.0% for the six months ended July 30, 2016. As a result of the adoption of ASU 2016-09 during the first quarter of 2017, which requires prospective recognition of excess tax benefits and deficiencies in the statement of earnings, we recognized a discrete tax benefit of $1.1 million related to share-based compensation. We recognized a discrete tax benefit of $0.9 million during the six months ended July 30, 2016, reflecting the settlement of a federal tax audit issue. If these discrete tax benefits had not been recognized during the six months ended July 29, 2017 and July 30, 2016, our effective tax rates would have been 33.9% and 32.7%, respectively. Excluding the discrete tax items, our tax rate is higher for the six months ended July 29, 2017, reflecting a lower mix of international earnings in our lowest tax rate jurisdictions.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $17.6 million and $32.5 million for the second quarter and six months ended July 29, 2017, compared to net earnings of $19.8 million and $37.6 million for the second quarter and six months ended July 30, 2016, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$404.9	100.0%	$390.1	100.0%	$771.4	100.0%	$754.7	100.0%
Cost of goods sold	221.6	54.7%	212.7	54.5%	420.4	54.5%	408.6	54.1%
Gross profit	183.3	45.3%	177.4	45.5%	351.0	45.5%	346.1	45.9%
Selling and administrative expenses	158.2	39.1%	154.8	39.7%	305.6	39.6%	297.7	39.5%
Operating earnings	$25.1	6.2%	$22.6	5.8%	$45.4	5.9%	$48.4	6.4%

Key Metrics
Same-store sales % change	2.8%		(1.1)%		1.1%		(0.1)%
Same-store sales $ change	$10.4		$(4.1)		$8.3		$(0.6)
Sales change from new and closed stores, net	$4.5		$(1.5)		$8.6		$(0.3)
Impact of changes in Canadian exchange rate on sales	$(0.1)		$(0.2)		$(0.2)		$(0.3)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$55		$54		$105		$104
Sales per square foot, excluding e-commerce (trailing twelve months)	$216		$216		$216		$216
Square footage (thousand sq. ft.)	6,967		6,922		6,967		6,922

Stores opened	12		11		21		21
Stores closed	9		10		21		23
Ending stores	1,055		1,044		1,055		1,044

Net Sales
Net sales increased $14.8 million, or 3.8%, to $404.9 million for the second quarter of 2017, compared to $390.1 million for the second quarter of 2016. The increase was driven by a 2.8% increase in same-store sales and a higher store count.  Famous Footwear experienced solid growth in e-commerce sales and reported improvement in the online conversion rate, due in part to the successful implementation of the buy online, pick up in store initiative. The segment experienced sales growth in lifestyle athletic and sport-influenced product and sandals. During the second quarter of 2017, we opened 12 new stores and closed nine stores, resulting in 1,055 stores and total square footage of 7.0 million at the end of the second quarter of 2017, compared to 1,044 stores and total square footage of 6.9 million at the end of the second quarter of 2016. On a trailing twelve-month basis, sales per square foot, excluding e-commerce, remained consistent at $216 for the twelve months ended July 29, 2017 and July 30, 2016. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment’s sales, with approximately 76% of our net sales made to Rewards program members in the second quarter of 2017, compared to 75% in the second quarter of 2016.

Net sales increased $16.7 million, or 2.2%, to $771.4 million for the six months ended July 29, 2017, compared to $754.7 million for the six months ended July 30, 2016. The increase was primarily driven by our expanded store base and a 1.1% increase in same-store sales. Famous Footwear experienced growth in e-commerce sales, and reported improvement in both conversion rate and online customer traffic. However, the strong e-commerce sales were offset by a decline in customer traffic at our retail store locations.

Gross Profit
Gross profit increased $5.9 million, or 3.3%, to $183.3 million for the second quarter of 2017, compared to $177.4 million for the second quarter of 2016 reflecting higher net sales, partially offset by a slight drop in gross profit rate. As a percentage of net sales, our gross profit was 45.3% for the second quarter of 2017, compared to 45.5% for the second quarter of 2016.

Gross profit increased $4.9 million, or 1.4%, to $351.0 million for the six months ended July 29, 2017, compared to $346.1 million for the six months ended July 30, 2016, reflecting the above named factors. As a percentage of net sales, our gross profit was 45.5% for the six months ended July 29, 2017, compared to 45.9% for the six months ended July 30, 2016.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.4 million, or 2.2%, to $158.2 million for the second quarter of 2017, compared to $154.8 million for the second quarter of 2016.  The increase was primarily driven by higher store rent and facilities costs attributable to our expanded store base and higher expenses related to cash-based incentive compensation, partially offset by lower marketing costs. As a percentage of net sales, selling and administrative expenses decreased to 39.1% for the second quarter of 2017, compared to 39.7% for the second quarter of 2016, reflecting better leveraging of our expense base over higher net sales.

Selling and administrative expenses increased $7.9 million, or 2.6%, to $305.6 million for the six months ended July 29, 2017, compared to $297.7 million for the six months ended July 30, 2016. The increase was primarily attributable to higher store rent and facilities cost attributable to our expanded store base and higher expenses related to cash-based incentive compensation during the six months ended July 29, 2017. As a percentage of net sales, selling and administrative expenses increased to 39.6% for the six months ended July 29, 2017, compared to 39.5% for the six months ended July 30, 2016.

Operating Earnings
Operating earnings increased $2.5 million, or 11.1%, to $25.1 million for the second quarter of 2017, compared to $22.6 million for the second quarter of 2016. The increase reflects our net sales growth, partially offset by higher selling and administrative expenses and a slight decline in our gross profit rate. As a percentage of net sales, operating earnings increased to 6.2% for the second quarter of 2017, compared to 5.8% for the second quarter of 2016.

Operating earnings decreased $3.0 million, or 6.1%, to $45.4 million for the six months ended July 29, 2017, compared to $48.4 million for the six months ended July 30, 2016. The decrease reflects higher selling and administrative expenses and a lower gross profit rate, partially offset by higher net sales. As a percentage of net sales, operating earnings decreased to 5.9% for the six months ended July 29, 2017, compared to 6.4% for the six months ended July 30, 2016.

BRAND PORTFOLIO
	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$272.0	100.0%	$232.8	100.0%	$537.0	100.0%	$453.0	100.0%
Cost of goods sold	167.8	61.7%	150.7	64.7%	329.6	61.4%	291.8	64.4%
Gross profit	104.2	38.3%	82.1	35.3%	207.4	38.6%	161.2	35.6%
Selling and administrative expenses	87.6	32.2%	64.6	27.8%	176.7	32.9%	134.1	29.6%
Restructuring and other special charges, net	0.7	0.2%	—	—	1.5	0.3%	—	—
Operating earnings	$15.9	5.9%	$17.5	7.5%	$29.2	5.4%	$27.1	6.0%

Key Metrics
Wholesale/retail sales mix (%) (1)	75%/25%		86%/14%		74%/26%		86%/14%
Change in wholesale net sales ($) (1)	$2.7		$(8.2)		$8.2		$(30.4)
Unfilled order position at end of period (1)	$275.0		$260.2

Same-store sales % change (2)	15.8%		(8.2)%		9.2%		(5.1)%
Same-store sales $ change (2)	$4.4		$(2.4)		$5.0		$(2.9)
Sales change from new and closed stores, net (3)	$32.3		$1.9		$71.1		$3.1
Impact of changes in Canadian exchange rate on retail sales	$(0.2)		$(0.5)		$(0.3)		$(1.0)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended) (2)	$88		$82		$158		$152
Sales per square foot, excluding e-commerce (trailing twelve months) (2)	$320		$323		$320		$323
Square footage (thousands sq. ft.) (3)	409		305		409		305

Stores opened (3)	5		1		8		5
Stores closed (3)	—		2		4		3
Ending stores (3)	238		167		238		167

(1)
The wholesale/retail sales mix and change in wholesale net sales in the second quarter and six months ended July 29, 2017 and unfilled order position as of July 29, 2017 include our recently acquired Allen Edmonds business. Refer to Note 3 to the condensed consolidated financial statements for additional information.

(2)	These metrics exclude our recently acquired Allen Edmonds business since the business was not included in our operations in the prior year comparative period.

(3)	These metrics for the second quarter and six months ended July 29, 2017 include our recently acquired Allen Edmonds retail stores, which total approximately 116,000 square feet.

Net Sales
Net sales increased $39.2 million, or 16.8%, to $272.0 million for the second quarter of 2017, compared to $232.8 million for the second quarter of 2016, driven by $41.8 million in sales from our recently acquired Allen Edmonds business. In addition, we experienced higher net sales of our Sam Edelman and Vince brands, partially offset by lower sales from our Via Spiga and Franco Sarto brands. Our same-store sales, which exclude the impact of Allen Edmonds stores because they have not been part of the Company for 13 months, increased 15.8% during the quarter. The increase in same-store sales was primarily driven by growth in Sam Edelman e-commerce and retail store sales. During the second quarter of 2017, we opened five stores, resulting in a total of 238 stores (of which 76 are Allen Edmonds) and total square footage of 0.4 million at the end of the second quarter of 2017, compared to 167 stores and total square footage of 0.3 million at the end of the second quarter of 2016. On a trailing twelve-month basis, sales per square foot, excluding e-commerce and sales from our Allen Edmonds stores, decreased 0.9% to $320 for the twelve months ended July 29, 2017, compared to $323 for the twelve months ended July 30, 2016. Our unfilled order position increased $14.8 million, or 5.7%, to $275.0 million as of July 29, 2017, from $260.2 million as of July 30, 2016.

Net sales increased $84.0 million, or 18.6%, to $537.0 million for the six months ended July 29, 2017, compared to $453.0 million for the six months ended July 30, 2016, driven by $84.3 million in sales from our recently acquired Allen Edmonds business and sales growth from our Sam Edelman and Vince brands, partially offset by lower sales from our Via Spiga, Franco Sarto and Naturalizer brands. Our retail sales benefited from a net increase in sales from new and closed stores driven by our acquisition of Allen Edmonds and an increase in same-store sales of 9.2%. During the six months ended July 29, 2017, we opened eight stores and closed four stores.

Gross Profit
Gross profit increased $22.1 million, or 26.8%, to $104.2 million for the second quarter of 2017, compared to $82.1 million for the second quarter of 2016, primarily as a result of the recently acquired Allen Edmonds business. The Brand Portfolio segment recognized $1.9 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) in incremental cost of goods sold in the second quarter of 2017 related to the amortization of the Allen Edmonds inventory fair value adjustment required for purchase accounting. As a percentage of net sales, our gross profit increased to 38.3% for the second quarter of 2017, compared to 35.3% for the second quarter of 2016.  Our gross profit rate for the second quarter of 2017 benefited from the higher mix of retail versus wholesale sales and growth in our higher margin brands.

Gross profit increased $46.2 million, or 28.6%, to $207.4 million for the six months ended July 29, 2017, compared to $161.2 million for the six months ended July 30, 2016, primarily as a result of the recently acquired Allen Edmonds business. The Brand Portfolio segment recognized $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) in cost of goods sold for the six months ended July 29, 2017 related to the amortization of the Allen Edmonds inventory fair value adjustment required for purchase accounting. As a percentage of net sales, our gross profit increased to 38.6% for the six months ended July 29, 2017, compared to 35.6% for the six months ended July 30, 2016, reflecting the higher mix of retail versus wholesale sales.

Selling and Administrative Expenses
Selling and administrative expenses increased $23.0 million, or 35.5%, to $87.6 million for the second quarter of 2017, compared to $64.6 million for the second quarter of 2016, primarily due to costs associated with the recently acquired Allen Edmonds business and an increase in anticipated payments under our cash-based incentive compensation plans. As a percentage of net sales, selling and administrative expenses increased to 32.2% for the second quarter of 2017, compared to 27.8% for the second quarter of 2016.

Selling and administrative expenses increased $42.6 million, or 31.7%, to $176.7 million for the six months ended July 29, 2017, compared to $134.1 million for the six months ended July 30, 2016, driven by the above named factors. As a percentage of net sales, selling and administrative expenses increased to 32.9% for the six months ended July 29, 2017, compared to 29.6% for the six months ended July 30, 2016.

Restructuring and Other Special Charges, Net
Restructuring and other special charges were $0.7 million and $1.5 million in the second quarter and six months ended July 29, 2017, respectively, related to the integration and reorganization of our men's business. There were no restructuring charges incurred in the second quarter or six months ended July 30, 2016. Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $1.6 million, or 8.9%, to $15.9 million for the second quarter of 2017, compared to $17.5 million for the second quarter of 2016. Despite net sales growth and expansion in our gross profit rate, higher selling and administrative expenses and restructuring charges led to a slight decline in operating earnings. As a percentage of net sales, operating earnings decreased to 5.9% for the second quarter of 2017, compared to 7.5% in the second quarter of 2016.

Operating earnings increased $2.1 million, or 7.9%, to $29.2 million for the six months ended July 29, 2017, compared to $27.1 million for six months ended July 30, 2016. The increase reflects higher net sales and an improved gross profit rate, partially offset by higher selling and administrative expenses. As a percentage of net sales, operating earnings decreased to 5.4% for the six months ended July 29, 2017, compared to 6.0% for the six months ended July 30, 2016.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $9.9 million were incurred for the second quarter of 2017, compared to $7.8 million for the second quarter of 2016. The increase primarily reflects $2.2 million of restructuring costs for the integration and reorganization of our men's brands, as further discussed in Note 5 to the condensed consolidated financial statements, and an increase in anticipated payments under our cash-based incentive plans during the second quarter of 2017.

Unallocated corporate administrative expenses and other costs and recoveries were $17.8 million for the six months ended July 29, 2017, compared to $14.4 million for the six months ended July 30, 2016. The $3.4 million increase reflects the above named factors.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	July 29, 2017	July 30, 2016	January 28, 2017
Borrowings under revolving credit agreement	$35.0	$—	$110.0
Long-term debt	197.2	196.8	197.0
Total debt	$232.2	$196.8	$307.0

Total debt obligations of $232.2 million at July 29, 2017 increased $35.4 million, compared to $196.8 million at July 30, 2016, primarily due to higher borrowings under our revolving credit agreement, which we used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016. Total debt obligations decreased $74.8 million, compared to $307.0 million at January 28, 2017, as we paid down $75.0 million of our borrowings during the six months ended July 29, 2017. Interest expense for the second quarter of 2017 increased $1.2 million to $4.7 million, compared to $3.5 million for the second quarter of 2016, and increased $2.6 million to $9.7 million for the six months ended July 29, 2017, compared to $7.1 million for the six months ended July 30, 2016. The increases were attributable to higher average borrowings under our revolving credit agreement. In addition, during the second quarter and six months ended July 30, 2016, we capitalized interest of $0.4 million and $0.8 million, respectively, associated with the expansion and modernization of our Lebanon, Tennessee distribution center that was completed in the fourth quarter of 2016.

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

At July 29, 2017, we had $35.0 million in borrowings and $7.3 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $557.7 million at July 29, 2017. We were in compliance with all covenants and restrictions under the Credit Agreement as of July 29, 2017.

$200 Million Senior Notes
On July 27, 2015, we issued $200.0 million aggregate principal amount of Senior Notes due in 2023 (the "2023 Senior Notes") in a private placement.  On October 22, 2015, we commenced an offer to exchange our 2023 Senior Notes outstanding for substantially identical debt securities registered under the Securities Act of 1933. The exchange offer was completed on November 23, 2015 and did not affect the amount of our indebtedness outstanding.

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

The 2023 Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of July 29, 2017, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Working Capital and Cash Flow

	Twenty-six Weeks Ended
($ millions)	July 29, 2017	July 30, 2016	Change
Net cash provided by operating activities	$114.3	$108.6	$5.7
Net cash used for investing activities	(27.4)	(31.2)	3.8
Net cash used for financing activities	(89.5)	(30.1)	(59.4)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.3	(0.1)
(Decrease) increase in cash and cash equivalents	$(2.4)	$47.6	$(50.0)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $5.7 million higher in the six months ended July 29, 2017 as compared to the six months ended July 30, 2016, reflecting the following factors:

•
An increase in accrued expenses and other liabilities in the six months ended July 29, 2017 compared to a decrease in the comparable period in 2016, reflecting higher anticipated payments of our cash-based incentive compensation plans for 2017;

•	A larger increase in accounts payable in the six months ended July 29, 2017, compared to the comparable period in 2016 driven by higher purchases of inventory; and

•	Higher earnings (after consideration of depreciation, amortization and other non-cash items); partially offset by

•	A larger increase in inventory in the six months ended July 29, 2017, compared to the comparable period in 2016, and

•
A smaller decrease in prepaid expenses and other current assets in the six months ended July 29, 2017, compared to the comparable period in 2016, reflecting lower prepaid rent as of July 30, 2016 due to the timing of payments.

Cash used for investing activities was $3.8 million lower in the six months ended July 29, 2017 as compared to the six months ended July 30, 2016, primarily due to lower purchases of property and equipment during the six months ended July 29, 2017. During 2016, our capital expenditures included the expansion and modernization of our Lebanon, Tennessee distribution center, which was completed in the fourth quarter of 2016. For fiscal 2017, we expect purchases of property and equipment and capitalized software of approximately $55 million.

Cash used for financing activities was $59.4 million higher for the six months ended July 29, 2017 as compared to the six months ended July 30, 2016, as we continue to reduce the borrowings under our revolving credit agreement, which funded our Allen Edmonds acquisition. In addition, we repurchased fewer shares under our stock repurchase program during the six months ended July 29, 2017.

A summary of key financial data and ratios at the dates indicated is as follows:

	July 29, 2017	July 30, 2016	January 28, 2017
Working capital ($ millions) (1)	$347.2	$488.3	$316.2
Current ratio (2)	1.57:1	1.97:1	1.60:1
Debt-to-capital ratio (3)	26.6%	24.2%	33.3%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Working capital at July 29, 2017 was $347.2 million, which was $141.1 million lower and $31.0 million higher than at July 30, 2016 and January 28, 2017, respectively. Our current ratio decreased to 1.57 to 1 as of July 29, 2017, compared to 1.97 to 1 at July 30, 2016 and 1.60 to 1 at January 28, 2017. The decrease in working capital and the current ratio from July 30, 2016 primarily reflects the impact of the Allen Edmonds acquisition in the fourth quarter of 2016, which was funded with borrowings under our revolving credit agreement. A significant portion of the Allen Edmonds purchase price was allocated to intangible assets, which are noncurrent, while the entire purchase price was funded using current liabilities. The increase in working capital and the current ratio from January 28, 2017 was primarily due to an increase in inventory levels and lower borrowings under our revolving credit agreement, partially offset by higher payables. The decrease in the current ratio from January 28, 2017 primarily reflects an increase in accounts payable and other accrued expenses, partially offset by an increase in inventory levels. Our debt-to-capital ratio was 26.6% as of July 29, 2017, compared to 24.2% as of July 30, 2016 and 33.3% at January 28, 2017. The increase in our debt-to-capital ratio from July 30, 2016 primarily reflects higher borrowings under our revolving credit agreement. The decrease in our debt-to-capital ratio from January 28, 2017 primarily reflects lower borrowings under our revolving credit agreement.

At July 29, 2017, we had $52.9 million of cash and cash equivalents. Approximately 40% of this balance represents the accumulated unremitted earnings of our foreign subsidiaries, which are considered indefinitely reinvested.

We declared and paid dividends of $0.07 per share in both the second quarter of 2017 and 2016. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of July 29, 2017, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level. There were no significant changes to internal control over financial reporting during the quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2017:

				Maximum Number of Shares that May Yet be Purchased Under the Program (2)
			Total Number Purchased as Part of Publicly Announced Program (2)
	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)

Fiscal Period

April 30, 2017 – May 27, 2017	2,213	$27.63	—	1,223,500

May 28, 2017 – July 1, 2017	2,501	26.39	—	1,223,500

July 2, 2017 – July 29, 2017	—	—	—	1,223,500

Total	4,714	$26.97	—	1,223,500

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

(2)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, zero and 225,000 shares were repurchased during the thirteen and twenty-six weeks ended July 29, 2017, respectively. The Company repurchased 450,000 and 900,000 shares during the thirteen and twenty-six weeks ended July 30, 2016, respectively. There were 1,223,500 shares authorized to be repurchased under the program as of July 29, 2017. Our repurchases of common stock are limited under our debt agreements.

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

CALERES, INC.

Date: September 6, 2017	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer