Form 10-Q
period 2017-10-28
CALERES INC
filed 2017-12-06
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 28, 2017

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of November 24, 2017, 42,979,137 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	October 28, 2017	October 29, 2016	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$31,379	$173,435	$55,332
Receivables, net	132,942	139,475	153,121
Inventories, net	598,365	524,823	585,764
Prepaid expenses and other current assets	40,982	31,716	49,528
Total current assets	803,668	869,449	843,745

Other assets	68,316	114,851	68,574
Goodwill	127,081	13,954	127,098
Intangible assets, net	213,101	114,187	216,660
Property and equipment	535,149	497,486	531,104
Allowance for depreciation	(320,167)	(305,732)	(311,908)
Property and equipment, net	214,982	191,754	219,196
Total assets	$1,427,148	$1,304,195	$1,475,273

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$20,000	$—	$110,000
Trade accounts payable	223,832	212,088	266,370
Other accrued expenses	173,487	141,886	151,225
Total current liabilities	417,319	353,974	527,595

Other liabilities:
Long-term debt	197,348	196,888	197,003
Deferred rent	50,814	48,696	51,124
Other liabilities	86,580	57,574	85,065
Total other liabilities	334,742	303,158	333,192

Equity:
Common stock	430	429	430
Additional paid-in capital	127,454	120,775	121,537
Accumulated other comprehensive loss	(28,122)	(6,310)	(30,434)
Retained earnings	573,883	531,216	521,584
Total Caleres, Inc. shareholders’ equity	673,645	646,110	613,117
Noncontrolling interests	1,442	953	1,369
Total equity	675,087	647,063	614,486
Total liabilities and equity	$1,427,148	$1,304,195	$1,475,273
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$774,656	$732,230	$2,083,119	$1,939,900
Cost of goods sold	457,771	438,459	1,207,865	1,138,781
Gross profit	316,885	293,771	875,254	801,119
Selling and administrative expenses	264,015	238,319	761,590	684,666
Restructuring and other special charges, net	—	—	3,973	—
Operating earnings	52,870	55,452	109,691	116,453
Interest expense	(4,141)	(3,475)	(13,822)	(10,564)
Interest income	95	350	592	907
Earnings before income taxes	48,824	52,327	96,461	106,796
Income tax provision	(14,451)	(17,601)	(29,530)	(34,514)
Net earnings	34,373	34,726	66,931	72,282
Net (loss) earnings attributable to noncontrolling interests	(14)	(4)	47	2
Net earnings attributable to Caleres, Inc.	$34,387	$34,730	$66,884	$72,280

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.80	$0.81	$1.56	$1.67

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.80	$0.81	$1.55	$1.67

Dividends per common share	$0.07	$0.07	$0.21	$0.21
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net earnings	$34,373	$34,726	$66,931	$72,282
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(633)	(545)	647	961
Pension and other postretirement benefits adjustments	379	(289)	1,106	(865)
Derivative financial instruments	183	(101)	559	(542)
Other comprehensive (loss) income, net of tax	(71)	(935)	2,312	(446)
Comprehensive income	34,302	33,791	69,243	71,836
Comprehensive (loss) income attributable to noncontrolling interests	(3)	(25)	73	(35)
Comprehensive income attributable to Caleres, Inc.	$34,305	$33,816	$69,170	$71,871
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirty-nine Weeks Ended
($ thousands)	October 28, 2017	October 29, 2016
Operating Activities
Net earnings	$66,931	$72,282
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	34,354	28,131
Amortization of capitalized software	10,786	9,589
Amortization of intangible assets	3,059	2,758
Amortization of debt issuance costs and debt discount	1,296	1,295
Share-based compensation expense	8,394	5,966
Excess tax benefit related to share-based plans	—	(3,264)
Loss on disposal of property and equipment	1,004	872
Impairment charges for property and equipment	2,995	913
Deferred rent	(310)	2,190
Provision for doubtful accounts	352	564
Changes in operating assets and liabilities:
Receivables	19,826	13,626
Inventories	(11,541)	22,587
Prepaid expenses and other current and noncurrent assets	890	22,119
Trade accounts payable	(42,702)	(25,870)
Accrued expenses and other liabilities	26,588	(17,419)
Other, net	339	664
Net cash provided by operating activities	122,261	137,003

Investing Activities
Purchases of property and equipment	(34,364)	(43,019)
Capitalized software	(4,531)	(5,672)
Net cash used for investing activities	(38,895)	(48,691)

Financing Activities
Borrowings under revolving credit agreement	450,000	103,000
Repayments under revolving credit agreement	(540,000)	(103,000)
Dividends paid	(9,033)	(9,094)
Acquisition of treasury stock	(5,993)	(23,139)
Issuance of common stock under share-based plans, net	(2,477)	(4,205)
Excess tax benefit related to share-based plans	—	3,264
Net cash used for financing activities	(107,503)	(33,174)
Effect of exchange rate changes on cash and cash equivalents	184	146
(Decrease) increase in cash and cash equivalents	(23,953)	55,284
Cash and cash equivalents at beginning of period	55,332	118,151
Cash and cash equivalents at end of period	$31,379	$173,435
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations, comprehensive income and cash flows of Caleres, Inc. ("the Company"). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company's consolidated financial position, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

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

The Company has completed its assessment of the policy changes required for each of the revenue streams and is finalizing its assessment of the financial statement impacts of the ASUs, as well as drafting the financial statement disclosures. The area most significantly impacted by the ASUs will be the value assigned to loyalty points issued under the Company's loyalty program for the Famous Footwear segment. The new standards will require a deferral of revenue associated with loyalty points using a relative stand-alone selling price method rather than the incremental cost approach the Company uses under the current standard. The standards allow entities to elect various practical expedients. The Company expects to elect the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. The Company will also elect the practical expedient to exclude sales and similar taxes collected from consumers from the measurement of the transaction price for its retail sales. Although adoption of the ASUs will result in a significant initial adjustment to deferred revenue related to loyalty points and require certain changes in presentation to the Company's consolidated balance sheets, it is not anticipated to significantly impact the Company's condensed consolidated statements of earnings on an ongoing basis.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company's implementation team is developing and executing the plan to adopt the ASU. The Company has upgraded its accounting systems to comply with the requirements of the new standard and the Company is in the process of evaluating the impact of the standard on its leases and processes. The Company anticipates electing the package of practical expedients permitted within the ASU, as well as the hindsight practical expedient. Due to the large number of retail operating leases to which the Company is a party, the Company anticipates that the impact to its condensed consolidated financial statements upon adoption in the first quarter of 2019 will be material. However, the adoption of the ASU is not expected to trigger non-compliance with any covenant or other restrictions under the provisions of any of the Company’s debt obligations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies accounting for certain aspects of share-based payments to employees, including income taxes, forfeitures and statutory income tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the ASU during the first quarter of 2017, which had the following impact to the condensed consolidated financial statements:

•
The Company recognized excess tax benefits of $1.2 million related to share-based plans during the thirty-nine weeks ended October 28, 2017, which are required to be recognized in the statements of earnings on a prospective basis. Prior to the adoption of the ASU, the excess tax benefit related to share-based plans was recorded in additional paid-in-capital.

•
The Company elected to adopt the provision of the ASU to account for forfeitures as they occur. This election was applied on a modified retrospective basis, resulting in a net increase to Caleres, Inc. shareholders' equity of $0.4 million.

•
The ASU requires cash flows from excess tax benefits related to share-based payments to be reported as operating activities in the condensed consolidated statements of cash flows. The Company elected to adopt this provision on a prospective basis and as a result, the excess tax benefit related to share-based plans for the thirty-nine weeks ended October 29, 2016 is presented as a financing activity, while the benefit for the thirty-nine weeks ended October 28, 2017 is presented as an operating activity.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill. Under the ASU, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The ASU is effective prospectively for annual and interim impairment tests beginning after December 15, 2019, with early adoption permitted. The Company adopted the ASU during the third quarter of 2017, which had no impact on the condensed consolidated financial statements, as the Company performs its goodwill impairment test during the fourth quarter.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Upon adoption of the ASU during the first quarter of 2018, the Company will separately present the components of net periodic benefit cost or income, excluding the service cost component, in non-operating expenses on a retrospective basis. Net periodic benefit income, excluding the service cost component, was $2.5 million and $7.6 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model in ASC 815 to better portray the economic results of an entity's risk management activities in its financial statements and simplifies the application of hedge accounting in certain situations. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the ASU in the first quarter of 2018. The ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company’s purchase price allocation contains uncertainties because it required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies. As of October 28, 2017, the purchase price allocation is complete.

During the thirty-nine weeks ended October 28, 2017, the Company recognized $4.9 million in cost of goods sold ($3.0 million on an after-tax basis, or $0.07 per diluted share) related to the amortization of the inventory fair value adjustment required for purchase accounting. The inventory fair value adjustment was fully amortized as of July 29, 2017. As further discussed in Note 5 to the condensed consolidated financial statements, the Company also incurred integration costs during the thirty-nine weeks ended October 28, 2017.

Note 4	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended October 28, 2017 and October 29, 2016:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
NUMERATOR
Net earnings	$34,373	$34,726	$66,931	$72,282
Net loss (earnings) attributable to noncontrolling interests	14	4	(47)	(2)
Net earnings allocated to participating securities	(949)	(910)	(1,841)	(1,933)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$33,438	$33,820	$65,043	$70,347

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	41,788	41,802	41,801	42,093
Dilutive effect of share-based awards	182	137	173	144
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	41,970	41,939	41,974	42,237

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.80	$0.81	$1.56	$1.67

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.80	$0.81	$1.55	$1.67

Options to purchase 16,667 shares of common stock for the thirteen and thirty-nine weeks ended October 28, 2017 and 63,915 shares of common stock for the thirteen and thirty-nine weeks ended October 29, 2016 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

During the thirteen and thirty-nine weeks ended October 28, 2017, the Company repurchased zero and 225,000 shares, respectively, under the publicly announced share repurchase program, which permits repurchases of up to 2.5 million shares. The Company repurchased zero and 900,000 shares during the thirteen and thirty-nine weeks ended October 29, 2016, respectively. As of October 28, 2017, the Company has repurchased a total of 1.3 million shares under this program.

Note 5	Restructuring and Other Initiatives

During the thirty-nine weeks ended October 28, 2017, the Company incurred integration and reorganization costs, primarily for professional fees and severance expense, totaling $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share), related to the men's business. Of the $4.0 million in costs presented as restructuring and other special charges, net in the condensed consolidated statements of earnings for the thirty-nine weeks ended October 28, 2017, $2.5 million is reflected within the Other category and $1.5 million is reflected within the Brand Portfolio segment. There were no restructuring charges incurred during the thirteen weeks ended October 28, 2017 or the thirty-nine weeks ended October 29, 2016.

Note 6	Business Segment Information
Following is a summary of certain key financial measures for the Company’s business segments for the periods ended October 28, 2017 and October 29, 2016:

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended October 28, 2017
External sales	$473,118	$301,538	$—	$774,656
Intersegment sales	—	15,218	—	15,218
Operating earnings (loss)	33,747	24,281	(5,158)	52,870
Segment assets	544,280	781,421	101,447	1,427,148

Thirteen Weeks Ended October 29, 2016
External sales	$467,816	$264,414	$—	$732,230
Intersegment sales	—	20,234	—	20,234
Operating earnings (loss)	32,709	30,454	(7,711)	55,452
Segment assets	555,934	471,329	276,932	1,304,195

Thirty-Nine Weeks Ended October 28, 2017
External sales	$1,244,542	$838,577	$—	$2,083,119
Intersegment sales	—	59,768	—	59,768
Operating earnings (loss)	79,137	53,511	(22,957)	109,691

Thirty-Nine Weeks Ended October 29, 2016
External sales	$1,222,535	$717,365	$—	$1,939,900
Intersegment sales	—	66,386	—	66,386
Operating earnings (loss)	81,067	57,539	(22,153)	116,453

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Operating earnings	$52,870	$55,452	$109,691	$116,453
Interest expense	(4,141)	(3,475)	(13,822)	(10,564)
Interest income	95	350	592	907
Earnings before income taxes	$48,824	$52,327	$96,461	$106,796

Note 7	Inventories
The Company's net inventory balance was comprised of the following:

($ thousands)	October 28, 2017	October 29, 2016	January 28, 2017
Raw materials	$19,091	$942	$15,378
Work-in-process	897	—	1,093
Finished goods	578,377	523,881	569,293
Inventories, net	$598,365	$524,823	$585,764

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	October 28, 2017	October 29, 2016	January 28, 2017
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	285,988	183,068	286,488
Total intangible assets	288,788	185,868	289,288
Accumulated amortization	(75,687)	(71,681)	(72,628)
Total intangible assets, net	213,101	114,187	216,660
Goodwill
Brand Portfolio	127,081	13,954	127,098
Total goodwill	127,081	13,954	127,098
Goodwill and intangible assets, net	$340,182	$128,141	$343,758

As further described in Note 3 to the condensed consolidated financial statements, the Company acquired Allen Edmonds on December 13, 2016. The allocation of the purchase price resulted in incremental intangible assets of $102.9 million, consisting of trademarks and customer relationships of $97.5 million and $5.4 million, respectively, and incremental goodwill of $113.1 million.

The Company's intangible assets as of October 28, 2017, October 29, 2016 and January 28, 2017 were as follows:

($ thousands)		October 28, 2017
	Estimated Useful Lives	Original Cost		Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288		$75,372	$89,916
Trademarks	Indefinite	118,100	(1)	—	118,100
Customer relationships	15 years	5,400	(1)	315	5,085
		$288,788		$75,687	$213,101

		October 29, 2016
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,068	$71,681	$93,387
Trademarks	Indefinite	20,800	—	20,800
		$185,868	$71,681	$114,187

		January 28, 2017
	Estimated Useful Lives	Original Cost		Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288		$72,604	$92,684
Trademarks	Indefinite	117,900	(1)	—	117,900
Customer relationships	15 years	6,100	(1)	24	6,076
		$289,288		$72,628	$216,660
(1) The Allen Edmonds trademark and customer relationships intangible assets were acquired in the Allen Edmonds acquisition, as further discussed in Note 3 to the condensed consolidated financial statements. Immaterial adjustments attributable to the purchase price allocation were recorded during the thirty-nine weeks ended October 28, 2017, resulting in an adjustment to the original cost.

Amortization expense related to intangible assets was $1.0 million and $0.9 million for the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively, and $3.1 million and $2.8 million for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

Note 9	Shareholders’ Equity

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the thirty-nine weeks ended October 28, 2017 and October 29, 2016:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2017	$613,117	$1,369	$614,486
Net earnings	66,884	47	66,931
Other comprehensive income	2,312	26	2,338
Dividends paid	(9,033)	—	(9,033)
Acquisition of treasury stock	(5,993)	—	(5,993)
Issuance of common stock under share-based plans, net	(2,477)	—	(2,477)
Cumulative-effect adjustment from adoption of ASU 2016-09	441	—	441
Share-based compensation expense	8,394	—	8,394
Equity at October 28, 2017	$673,645	$1,442	$675,087

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 30, 2016	$601,484	$988	$602,472
Net earnings	72,280	2	72,282
Other comprehensive income (loss)	(446)	(37)	(483)
Dividends paid	(9,094)	—	(9,094)
Acquisition of treasury stock	(23,139)	—	(23,139)
Issuance of common stock under share-based plans, net	(4,205)	—	(4,205)
Excess tax benefit related to share-based plans	3,264	—	3,264
Share-based compensation expense	5,966	—	5,966
Equity at October 29, 2016	$646,110	$953	$647,063

Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended October 28, 2017 and October 29, 2016:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance July 29, 2017	$1,472	$(29,357)	$(166)	$(28,051)
Other comprehensive (loss) income before reclassifications	(633)	—	258	(375)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	615	(118)	497
Tax (benefit) provision	—	(236)	43	(193)
Net reclassifications	—	379	(75)	304
Other comprehensive (loss) income	(633)	379	183	(71)
Balance October 28, 2017	$839	$(28,978)	$17	$(28,122)

Balance July 30, 2016	$606	$(5,932)	$(49)	$(5,375)
Other comprehensive loss before reclassifications	(545)	—	(150)	(695)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	(478)	79	(399)
Tax provision (benefit)	—	189	(30)	159
Net reclassifications	—	(289)	49	(240)
Other comprehensive loss	(545)	(289)	(101)	(935)
Balance October 29, 2016	$61	$(6,221)	$(150)	$(6,310)

Balance January 28, 2017	$192	$(30,084)	$(542)	(30,434)
Other comprehensive income before reclassifications	647	—	716	1,363
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,794	(235)	1,559
Tax (benefit) provision	—	(688)	78	(610)
Net reclassifications	—	1,106	(157)	949
Other comprehensive income	647	1,106	559	2,312
Balance October 28, 2017	$839	$(28,978)	$17	$(28,122)

Balance January 30, 2016	$(900)	$(5,356)	$392	$(5,864)
Other comprehensive income (loss) before reclassifications	961	—	(789)	172
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	(1,432)	392	(1,040)
Tax provision (benefit)	—	567	(145)	422
Net reclassifications	—	(865)	247	(618)
Other comprehensive income (loss)	961	(865)	(542)	(446)
Balance October 29, 2016	$61	$(6,221)	$(150)	$(6,310)

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

The Company recognized share-based compensation expense of $2.6 million and $1.6 million during the thirteen weeks and $8.4 million and $6.0 million during the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. In addition to share-based compensation expense, the Company recognized cash-based expense related to performance share units and cash awards granted under the performance share plans of zero and $0.4 million during the thirteen weeks and $0.1 million and $1.9 million during the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

The Company had net issuances (repurchases) of 9,832 and (22,233) shares of common stock during the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to directors, net of forfeitures and shares withheld to satisfy the minimum tax withholding requirement. During the thirty-nine weeks ended October 28, 2017 and October 29, 2016, the Company issued 251,718 and 158,592 shares of common stock, respectively, related to these share-based plans.

Restricted Stock
The following table summarizes restricted stock activity for the periods ended October 28, 2017 and October 29, 2016:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 28, 2017			October 29, 2016
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

July 29, 2017	1,194,326	$28.03	July 30, 2016	1,139,299	$25.42
Granted	25,000	27.13	Granted	6,500	25.18
Forfeited	(19,050)	31.86	Forfeited	(29,500)	24.87
Vested	(800)	22.90	Vested	—	—
October 28, 2017	1,199,476	$27.95	October 29, 2016	1,116,299	$25.43

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 28, 2017			October 29, 2016
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

January 28, 2017	1,128,049	$25.85	January 30, 2016	1,262,449	$19.55
Granted	381,312	26.92	Granted	357,100	26.54
Forfeited	(49,050)	29.35	Forfeited	(78,000)	23.67
Vested	(260,835)	17.09	Vested	(425,250)	9.22
October 28, 2017	1,199,476	$27.95	October 29, 2016	1,116,299	$25.43

All of the restricted shares granted during the thirteen weeks ended October 28, 2017 have a cliff-vesting term of four years. Of the 381,312 restricted shares granted during the thirty-nine weeks ended October 28, 2017, 4,492 shares have a cliff-vesting term of one year, 12,000 shares have a graded-vesting term of four years and 364,820 shares have a cliff-vesting term of four years. All of the restricted shares granted during the thirteen and thirty-nine weeks ended October 29, 2016 have a cliff-vesting term of four years. Share-based compensation expense for cliff-vesting grants is recognized on a straight-line basis over the respective vesting periods and expense for graded-vesting grants is recognized ratably over the vesting period.

Performance Share Awards
During the thirteen weeks ended October 28, 2017 and October 29, 2016, the Company granted no performance share awards. During the thirty-nine weeks ended October 28, 2017 and October 29, 2016, the Company granted performance share awards for a targeted 169,500 and 159,000 shares, respectively, with a weighted-average grant date fair value of $26.90 and $26.64, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period. During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value. Refer to Note 13 to the condensed consolidated financial statements for further discussion regarding performance share units.

Stock Options
The following table summarizes stock option activity for the periods ended October 28, 2017 and October 29, 2016:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 28, 2017			October 29, 2016
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

July 29, 2017	92,042	$6.42	July 30, 2016	222,790	$8.98
Granted	—	—	Granted	—	—
Exercised	(6,000)	6.41	Exercised	—	—
Forfeited	—	—	Forfeited	(2,250)	15.94
Expired	(1,000)	8.33	Expired	(15,000)	9.82
October 28, 2017	85,042	$6.39	October 29, 2016	205,540	$8.85

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 28, 2017			October 29, 2016
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

January 28, 2017	150,540	$9.36	January 30, 2016	301,295	$8.95
Granted	—	—	Granted	—	—
Exercised	(17,250)	5.97	Exercised	(56,381)	7.41
Forfeited	—	—	Forfeited	(9,749)	15.94
Expired	(48,248)	15.79	Expired	(29,625)	10.27
October 28, 2017	85,042	$6.39	October 29, 2016	205,540	$8.85

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of cash-equivalent restricted stock units ("RSUs"). The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock. The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs. Expense is recognized at fair value when the dividend equivalents are granted. The Company granted 838 and 1,086 RSUs to non-employee directors for dividend equivalents during the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively, with weighted-average grant date fair values of $30.68 and $24.98, respectively. The Company granted 47,550 and 55,250 RSUs, including 2,630 and 3,050 RSUs for dividend equivalents, during the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively, with weighted-average grant date fair values of $27.86 and $21.78, respectively.

Note 11	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Service cost	$2,426	$2,084	$—	$—
Interest cost	3,736	3,835	17	15
Expected return on assets	(6,896)	(7,237)	—	—
Amortization of:
Actuarial loss (gain)	1,090	38	(36)	(55)
Prior service income	(439)	(461)	—	—
Curtailment cost	36	—	—	—
Total net periodic benefit income	$(47)	$(1,741)	$(19)	$(40)

	Pension Benefits		Other Postretirement Benefits
	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
($ thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Service cost	$7,276	$6,251	$—	$—
Interest cost	11,210	11,506	51	45
Expected return on assets	(20,689)	(21,712)	—	—
Amortization of:
Actuarial loss (gain)	3,238	115	(109)	(165)
Prior service income	(1,335)	(1,382)	—	—
Settlement cost	—	250	—	—
Curtailment cost	36	—	—	—
Total net periodic benefit income	$(264)	$(4,972)	$(58)	$(120)

Note 12	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through November 2018. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 was not material.

As of October 28, 2017, October 29, 2016 and January 28, 2017, the Company had forward contracts maturing at various dates through November 2018, October 2017 and February 2018, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	October 28, 2017	October 29, 2016	January 28, 2017
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$18,242	$17,229	$18,826
Euro	18,815	10,854	13,297
Chinese yuan	12,613	13,038	7,723
New Taiwanese dollars	580	538	526
United Arab Emirates dirham	—	1,143	823
Japanese yen	—	1,145	769
Other currencies	—	206	124
Total financial instruments	$50,250	$44,153	$42,088

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of October 28, 2017, October 29, 2016 and January 28, 2017 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
October 28, 2017	Prepaid expenses and other current assets	$760	Other accrued expenses	$564
October 29, 2016	Prepaid expenses and other current assets	362	Other accrued expenses	570
January 28, 2017	Prepaid expenses and other current assets	234	Other accrued expenses	874

For the periods ended October 28, 2017 and October 29, 2016, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 28, 2017		October 29, 2016
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCL on Derivatives	Gain Reclassified from Accumulated OCL into Earnings	Gain (Loss) Recognized in OCL on Derivatives	Loss Reclassified from Accumulated OCL into Earnings

Net sales	$(4)	$6	$16	$(55)
Cost of goods sold	(42)	3	(181)	(8)
Selling and administrative expenses	364	109	(97)	(15)
Interest expense	6	—	5	(1)

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 28, 2017		October 29, 2016
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCL on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings	Loss Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings

Net sales	$(44)	$30	$(173)	$(127)
Cost of goods sold	695	164	(766)	109
Selling and administrative expenses	480	42	(121)	(373)
Interest expense	(4)	(1)	(19)	(1)

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

Performance Share Units
Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which generally vest over a three-year service period. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. The fair value of each performance share unit is based on an unadjusted quoted market price of the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value. Additional information related to the Company's performance share awards is disclosed in Note 10 to the condensed consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 28, 2017, October 29, 2016 and January 28, 2017. The Company did not have any transfers between Level 1, Level 2 or Level 3 during the thirty-nine weeks ended October 28, 2017 or October 29, 2016.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
October 28, 2017:
Cash equivalents – money market funds	$14,967	$14,967	$—	$—
Non-qualified deferred compensation plan assets	6,000	6,000	—	—
Non-qualified deferred compensation plan liabilities	(6,000)	(6,000)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,350)	(2,350)	—	—
Restricted stock units for non-employee directors	(10,118)	(10,118)	—	—
Derivative financial instruments, net	196	—	196	—
October 29, 2016:
Cash equivalents – money market funds	$152,700	$152,700	$—	$—
Non-qualified deferred compensation plan assets	4,747	4,747	—	—
Non-qualified deferred compensation plan liabilities	(4,747)	(4,747)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,596)	(1,596)	—	—
Restricted stock units for non-employee directors	(8,726)	(8,726)	—	—
Performance share units	(2,446)	(2,446)	—	—
Derivative financial instruments, net	(208)	—	(208)	—
Secured convertible note	7,227	—	—	7,227
January 28, 2017:
Cash equivalents – money market funds	$27,530	$27,530	$—	$—
Non-qualified deferred compensation plan assets	5,051	5,051	—	—
Non-qualified deferred compensation plan liabilities	(5,051)	(5,051)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,909)	(1,909)	—	—
Restricted stock units for non-employee directors	(9,390)	(9,390)	—	—
Performance share units	(3,352)	(3,352)	—	—
Derivative financial instruments, net	(640)	—	(640)	—

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $115.8 million and $100.4 million at October 28, 2017 and October 29, 2016, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, primarily for leasehold improvements and furniture and fixtures in the Company's retail stores, which were included in selling and administrative expenses for the respective periods.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Impairment Charges
Famous Footwear	$150	$128	$450	$262
Brand Portfolio	726	248	2,545	651
Total impairment charges	$876	$376	$2,995	$913

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	October 28, 2017		October 29, 2016		January 28, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Value	Value	Value	Value	Value	Value
Borrowings under revolving credit agreement	$20,000	$20,000	$—	$—	$110,000	$110,000
Long-term debt	197,348	209,000	196,888	209,000	197,003	209,000
Total debt	$217,348	$229,000	$196,888	$209,000	$307,003	$319,000

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 14	Income Taxes

The Company’s effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 29.6% and 33.6% for the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively. During the thirteen weeks ended October 28, 2017, the Company recognized discrete tax benefits of $0.9 million, reflecting greater deductibility of certain 2016 expenses than originally estimated. During the thirteen weeks ended October 29, 2016, the Company recognized a discrete tax benefit of $0.3 million, reflecting the settlement of a federal tax audit issue. If these discrete tax benefits had not been recognized during the thirteen weeks ended October 28, 2017 and October 29, 2016, the Company's effective tax rates would have been 31.5% and 34.1%, respectively. Excluding the discrete tax items, the Company's tax rate is lower for the thirteen weeks ended October 28, 2017, reflecting a higher mix of international earnings in the Company's lowest tax rate jurisdictions.

For the thirty-nine weeks ended October 28, 2017 and October 29, 2016, the Company's consolidated effective tax rates were 30.6% and 32.3%, respectively. Discrete tax benefits of $2.0 million were recognized during the thirty-nine weeks ended October 28, 2017, including a discrete tax benefit of $1.2 million related to share-based compensation as a result of the adoption of ASU 2016-09 during the first quarter of 2017, which requires prospective recognition of excess tax benefits and deficiencies in the statement of earnings. Discrete tax benefits of $1.1 million were recognized during the thirty-nine weeks ended October 29, 2016, reflecting the settlement of a federal tax audit issue. If these discrete tax benefits had not been recognized during the thirty-nine weeks ended October 28, 2017 and October 29, 2016, the Company's effective tax rates would have been 32.7% and 33.4%, respectively. Excluding the discrete tax items, the Company's tax rate is lower for the thirty-nine weeks ended October 28, 2017, reflecting a higher mix of international earnings in the Company's lowest tax rate jurisdictions.

Note 15	Related Party Transactions

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. The license enabling the joint venture to market the footwear expired in August 2017 and the parties are in the process of dissolving their joint venture arrangements. B&H Footwear sold Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sold the Naturalizer products through department store shops and free-standing stores in China.  The Company, through its consolidated subsidiary, B&H Footwear, sold Naturalizer footwear on a wholesale basis to CBI totaling $1.3 million and $5.1 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, with no corresponding sales during 2017.

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

The cumulative expenditures for both on-site and off-site remediation through October 28, 2017 were $29.7 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at October 28, 2017 is $9.6 million, of which $8.7 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses. Of the total $9.6 million reserve, $4.6 million is for on-site remediation and $5.0 million is for off-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $14.1 million as of October 28, 2017. The Company expects to spend approximately $0.1 million in each of the following four years, $0.2 million in the fifth year and $13.5 million in the aggregate thereafter related to the on-site remediation.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$8,155	$7,947	$15,277	$—	$31,379
Receivables, net	116,974	3,987	11,981	—	132,942
Inventories, net	127,142	441,683	29,540	—	598,365
Prepaid expenses and other current assets	20,642	17,872	7,263	(4,795)	40,982
Intercompany receivable – current	1,597	123	20,677	(22,397)	—
Total current assets	274,510	471,612	84,738	(27,192)	803,668
Other assets	50,565	16,877	874	—	68,316
Goodwill and intangible assets, net	111,665	40,937	187,580	—	340,182
Property and equipment, net	32,684	169,604	12,694	—	214,982
Investment in subsidiaries	1,288,128	—	(23,180)	(1,264,948)	—
Intercompany receivable – noncurrent	744,127	527,670	677,419	(1,949,216)	—
Total assets	$2,501,679	$1,226,700	$940,125	$(3,241,356)	$1,427,148

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$20,000	$—	$—	$—	$20,000
Trade accounts payable	65,604	139,219	19,009	—	223,832
Other accrued expenses	64,525	95,817	17,940	(4,795)	173,487
Intercompany payable – current	12,833	—	9,564	(22,397)	—
Total current liabilities	162,962	235,036	46,513	(27,192)	417,319
Other liabilities
Long-term debt	197,348	—	—	—	197,348
Other liabilities	93,029	39,150	5,215	—	137,394
Intercompany payable – noncurrent	1,374,695	121,683	452,838	(1,949,216)	—
Total other liabilities	1,665,072	160,833	458,053	(1,949,216)	334,742
Equity
Caleres, Inc. shareholders’ equity	673,645	830,831	434,117	(1,264,948)	673,645
Noncontrolling interests	—	—	1,442	—	1,442
Total equity	673,645	830,831	435,559	(1,264,948)	675,087
Total liabilities and equity	$2,501,679	$1,226,700	$940,125	$(3,241,356)	$1,427,148

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED OCTOBER 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$226,019	$541,007	$47,765	$(40,135)	$774,656
Cost of goods sold	152,714	313,646	23,351	(31,940)	457,771
Gross profit	73,305	227,361	24,414	(8,195)	316,885
Selling and administrative expenses	59,335	197,481	15,394	(8,195)	264,015
Operating earnings	13,970	29,880	9,020	—	52,870
Interest expense	(4,140)	(1)	—	—	(4,141)
Interest income	47	—	48	—	95
Intercompany interest income (expense)	1,981	(2,003)	22	—	—
Earnings before income taxes	11,858	27,876	9,090	—	48,824
Income tax provision	(3,963)	(9,479)	(1,009)	—	(14,451)
Equity in earnings (loss) of subsidiaries, net of tax	26,492	—	(457)	(26,035)	—
Net earnings	34,387	18,397	7,624	(26,035)	34,373
Less: Net loss attributable to noncontrolling interests	—	—	(14)	—	(14)
Net earnings attributable to Caleres, Inc.	$34,387	$18,397	$7,638	$(26,035)	$34,387

Comprehensive income	$34,305	$18,397	$7,457	$(25,857)	$34,302
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income attributable to Caleres, Inc.	$34,305	$18,397	$7,460	$(25,857)	$34,305

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$614,764	$1,451,191	$148,985	$(131,821)	$2,083,119
Cost of goods sold	423,224	815,980	74,424	(105,763)	1,207,865
Gross profit	191,540	635,211	74,561	(26,058)	875,254
Selling and administrative expenses	172,122	570,272	45,254	(26,058)	761,590
Restructuring and other special charges, net	3,769	37	167	—	3,973
Operating earnings	15,649	64,902	29,140	—	109,691
Interest expense	(13,809)	(13)	—	—	(13,822)
Interest income	220	—	372	—	592
Intercompany interest income (expense)	6,085	(6,516)	431	—	—
Earnings before income taxes	8,145	58,373	29,943	—	96,461
Income tax provision	(2,124)	(21,407)	(5,999)	—	(29,530)
Equity in earnings (loss) of subsidiaries, net of tax	60,863	—	(1,234)	(59,629)	—
Net earnings	66,884	36,966	22,710	(59,629)	66,931
Less: Net earnings attributable to noncontrolling interests	—	—	47	—	47
Net earnings attributable to Caleres, Inc.	$66,884	$36,966	$22,663	$(59,629)	$66,884

Comprehensive income	$69,170	$36,966	$23,212	$(60,105)	$69,243
Less: Comprehensive income attributable to noncontrolling interests	—	—	73	—	73
Comprehensive income attributable to Caleres, Inc.	$69,170	$36,966	$23,139	$(60,105)	$69,170

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(13,179)	$97,443	$37,997	$—	$122,261

Investing activities
Purchases of property and equipment	(5,340)	(25,377)	(3,647)	—	(34,364)
Capitalized software	(4,079)	(452)	—	—	(4,531)
Intercompany investing	(20,058)	197,763	(177,705)	—	—
Net cash (used for) provided by investing activities	(29,477)	171,934	(181,352)	—	(38,895)

Financing activities
Borrowings under revolving credit agreement	450,000	—	—	—	450,000
Repayments under revolving credit agreement	(540,000)	—	—	—	(540,000)
Dividends paid	(9,033)	—	—	—	(9,033)
Acquisition of treasury stock	(5,993)	—	—	—	(5,993)
Issuance of common stock under share-based plans, net	(2,477)	—	—	—	(2,477)
Intercompany financing	134,315	(270,459)	136,144	—	—
Net cash provided by (used for) financing activities	26,812	(270,459)	136,144	—	(107,503)
Effect of exchange rate changes on cash and cash equivalents	—	—	184	—	184
Decrease in cash and cash equivalents	(15,844)	(1,082)	(7,027)	—	(23,953)
Cash and cash equivalents at beginning of period	23,999	9,029	22,304	—	55,332
Cash and cash equivalents at end of period	$8,155	$7,947	$15,277	$—	$31,379

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 29, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$50,463	$5,897	$117,075	$—	$173,435
Receivables, net	123,345	856	15,274	—	139,475
Inventories, net	114,180	387,688	22,955	—	524,823
Prepaid expenses and other current assets	12,766	13,649	5,301	—	31,716
Intercompany receivable – current	823	327	15,766	(16,916)	—
Total current assets	301,577	408,417	176,371	(16,916)	869,449
Other assets	92,895	14,106	7,850	—	114,851
Goodwill and intangible assets, net	113,889	2,800	11,452	—	128,141
Property and equipment, net	30,902	149,680	11,172	—	191,754
Investment in subsidiaries	1,076,592	—	(21,068)	(1,055,524)	—
Intercompany receivable – noncurrent	485,403	384,452	573,308	(1,443,163)	—
Total assets	$2,101,258	$959,455	$759,085	$(2,515,603)	$1,304,195

Liabilities and Equity
Current liabilities
Trade accounts payable	$70,501	$123,003	$18,584	$—	$212,088
Other accrued expenses	48,614	75,797	17,475	—	141,886
Intercompany payable – current	5,145	—	11,771	(16,916)	—
Total current liabilities	124,260	198,800	47,830	(16,916)	353,974
Other liabilities
Long-term debt	196,888	—	—	—	196,888
Other liabilities	34,463	68,146	3,661	—	106,270
Intercompany payable – noncurrent	1,099,537	41,933	301,693	(1,443,163)	—
Total other liabilities	1,330,888	110,079	305,354	(1,443,163)	303,158
Equity
Caleres, Inc. shareholders’ equity	646,110	650,576	404,948	(1,055,524)	646,110
Noncontrolling interests	—	—	953	—	953
Total equity	646,110	650,576	405,901	(1,055,524)	647,063
Total liabilities and equity	$2,101,258	$959,455	$759,085	$(2,515,603)	$1,304,195

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED OCTOBER 29, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$235,094	$487,558	$48,055	$(38,477)	$732,230
Cost of goods sold	162,629	281,926	25,669	(31,765)	438,459
Gross profit	72,465	205,632	22,386	(6,712)	293,771
Selling and administrative expenses	53,225	177,466	14,340	(6,712)	238,319
Operating earnings	19,240	28,166	8,046	—	55,452
Interest expense	(3,472)	(3)	—	—	(3,475)
Interest income	200	—	150	—	350
Intercompany interest income (expense)	2,083	(2,107)	24	—	—
Earnings before income taxes	18,051	26,056	8,220	—	52,327
Income tax provision	(6,193)	(9,743)	(1,665)	—	(17,601)
Equity in earnings (loss) of subsidiaries, net of tax	22,872	—	(499)	(22,373)	—
Net earnings	34,730	16,313	6,056	(22,373)	34,726
Less: Net loss attributable to noncontrolling interests	—	—	(4)	—	(4)
Net earnings attributable to Caleres, Inc.	$34,730	$16,313	$6,060	$(22,373)	$34,730

Comprehensive income	$33,816	$16,313	$5,661	$(21,999)	$33,791
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(25)	—	(25)
Comprehensive income attributable to Caleres, Inc.	$33,816	$16,313	$5,686	$(21,999)	$33,816

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$617,177	$1,279,080	$156,649	$(113,006)	$1,939,900
Cost of goods sold	434,833	707,584	87,688	(91,324)	1,138,781
Gross profit	182,344	571,496	68,961	(21,682)	801,119
Selling and administrative expenses	155,608	505,032	45,708	(21,682)	684,666
Operating earnings	26,736	66,464	23,253	—	116,453
Interest expense	(10,561)	(3)	—	—	(10,564)
Interest income	531	—	376	—	907
Intercompany interest income (expense)	6,590	(6,685)	95	—	—
Earnings before income taxes	23,296	59,776	23,724	—	106,796
Income tax provision	(7,369)	(22,483)	(4,662)	—	(34,514)
Equity in earnings (loss) of subsidiaries, net of tax	56,353	—	(1,545)	(54,808)	—
Net earnings	72,280	37,293	17,517	(54,808)	72,282
Less: Net earnings attributable to noncontrolling interests	—	—	2	—	2
Net earnings attributable to Caleres, Inc.	$72,280	$37,293	$17,515	$(54,808)	$72,280

Comprehensive income	$71,871	$37,293	$17,692	$(55,020)	$71,836
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(35)	—	(35)
Comprehensive income attributable to Caleres, Inc.	$71,871	$37,293	$17,727	$(55,020)	$71,871

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 29, 2016
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$23,770	$83,584	$29,649	$—	$137,003

Investing activities
Purchases of property and equipment	(2,748)	(37,154)	(3,117)	—	(43,019)
Capitalized software	(3,859)	(1,783)	(30)	—	(5,672)
Intercompany investing	(3,129)	3,129	—	—	—
Net cash used for investing activities	(9,736)	(35,808)	(3,147)	—	(48,691)

Financing activities
Borrowings under revolving credit agreement	103,000	—	—	—	103,000
Repayments under revolving credit agreement	(103,000)	—	—	—	(103,000)
Dividends paid	(9,094)	—	—	—	(9,094)
Acquisition of treasury stock	(23,139)	—	—	—	(23,139)
Issuance of common stock under share-based plans, net	(4,205)	—	—	—	(4,205)
Excess tax benefit related to share-based plans	3,264	—	—	—	3,264
Intercompany financing	38,603	(41,879)	3,276	—	—
Net cash provided by (used for) financing activities	5,429	(41,879)	3,276	—	(33,174)
Effect of exchange rate changes on cash and cash equivalents	—	—	146	—	146
Increase in cash and cash equivalents	19,463	5,897	29,924	—	55,284
Cash and cash equivalents at beginning of period	31,000	—	87,151	—	118,151
Cash and cash equivalents at end of period	$50,463	$5,897	$117,075	$—	$173,435

CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$23,999	$9,029	$22,304	$—	$55,332
Receivables, net	118,746	5,414	28,961	—	153,121
Inventories, net	150,098	410,867	24,799	—	585,764
Prepaid expenses and other current assets	24,293	23,040	8,058	(5,863)	49,528
Intercompany receivable – current	695	263	22,091	(23,049)	—
Total current assets	317,831	448,613	106,213	(28,912)	843,745
Other assets	51,181	16,567	826	—	68,574
Goodwill and intangible assets, net	113,333	219,337	11,088	—	343,758
Property and equipment, net	31,424	176,358	11,414	—	219,196
Investment in subsidiaries	1,343,954	—	(21,946)	(1,322,008)	—
Intercompany receivable – noncurrent	568,541	366,902	581,624	(1,517,067)	—
Total assets	$2,426,264	$1,227,777	$689,219	$(2,867,987)	$1,475,273

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$110,000	$—	$—	$—	$110,000
Trade accounts payable	116,783	112,434	37,153	—	266,370
Other accrued expenses	74,941	65,228	16,919	(5,863)	151,225
Intercompany payable – current	12,794	—	10,255	(23,049)	—
Total current liabilities	314,518	177,662	64,327	(28,912)	527,595
Other liabilities
Long-term debt	197,003	—	—	—	197,003
Other liabilities	91,683	40,507	3,999	—	136,189
Intercompany payable – noncurrent	1,209,943	98,982	208,142	(1,517,067)	—
Total other liabilities	1,498,629	139,489	212,141	(1,517,067)	333,192
Equity
Caleres, Inc. shareholders’ equity	613,117	910,626	411,382	(1,322,008)	613,117
Noncontrolling interests	—	—	1,369	—	1,369
Total equity	613,117	910,626	412,751	(1,322,008)	614,486
Total liabilities and equity	$2,426,264	$1,227,777	$689,219	$(2,867,987)	$1,475,273

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Financial Highlights
The following is a summary of the financial highlights for the third quarter of 2017:

•
Consolidated net sales increased $42.5 million in the third quarter of 2017, driven by our Allen Edmonds business, which we acquired late last year. Same-store sales at our Famous Footwear segment were up 0.9% for the third quarter of 2017 and 2.6% for the back-to-school season. Boot sales in both our Brand Portfolio and Famous Footwear segments were lower as a result of unseasonably warm weather across the United States.

•
During the third quarter of 2017, Hurricanes Harvey and Irma caused extensive damage in Texas and Florida. These are major markets for us and several of our stores were closed for a period of time. We estimate that the hurricanes negatively impacted our net sales for the third quarter of 2017 by approximately $4 million, with approximately a $3 million impact at our Famous Footwear segment and $1 million at our Brand Portfolio segment.

•
We continued to experience strong gross margins in the third quarter of 2017 across both segments, primarily reflecting a higher consolidated mix of retail versus wholesale sales and an improved mix of higher margin brands. In addition, we continue to benefit from our sourcing initiatives, which have lowered our cost of merchandise.

•
Consolidated net earnings attributable to Caleres, Inc. were $34.4 million, or $0.80 per diluted share, in the third quarter of 2017, compared to $34.7 million, or $0.81 per diluted share, in the third quarter of 2016.

•
We continue to improve our balance sheet. In late 2016, we used approximately $260.0 million of proceeds from our revolving credit agreement to fund the Allen Edmonds acquisition. Since that time, we have paid down all but $20.0 million of our revolving credit agreement, driven by our strong operating cash flows. We expect to pay down the remaining $20.0 million during the fourth quarter of 2017. Our debt-to-capital ratio was 24.4% as of October 28, 2017, compared to 23.3% as of October 29, 2016 and 33.3% at January 28, 2017.

Outlook for the Remainder of 2017
Although boot sales were lower in the third quarter, we saw improvements in boot sales in November as more seasonal weather arrived. We also continue to benefit from our speed-to-market initiative, which has allowed us to react more rapidly to shifting trends and respond to consumer demand. We remain focused on day-to-day execution and managing the factors under our control, despite the challenges the retail industry is facing. We remain confident in our ability to drive results and believe we have the right strategy, plan and people in place to consistently deliver.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions)
Net sales	$774.7	100.0%	$732.2	100.0%	$2,083.1	100.0%	$1,939.9	100.0%
Cost of goods sold	457.8	59.1%	438.4	59.9%	1,207.8	58.0%	1,138.8	58.7%
Gross profit	316.9	40.9%	293.8	40.1%	875.3	42.0%	801.1	41.3%
Selling and administrative expenses	264.0	34.1%	238.3	32.5%	761.6	36.5%	684.6	35.3%
Restructuring and other special charges, net	—	—%	—	—%	4.0	0.2%	—	—%
Operating earnings	52.9	6.8%	55.5	7.6%	109.7	5.3%	116.5	6.0%
Interest expense	(4.2)	(0.5)%	(3.5)	(0.5)%	(13.8)	(0.7)%	(10.6)	(0.5)%
Interest income	0.1	0.0%	0.3	0.0%	0.6	0.0%	0.9	0.0%
Earnings before income taxes	48.8	6.3%	52.3	7.1%	96.5	4.6%	106.8	5.5%
Income tax provision	(14.4)	(1.9)%	(17.6)	(2.4)%	(29.6)	(1.4)%	(34.5)	(1.8)%
Net earnings	34.4	4.4%	34.7	4.7%	66.9	3.2%	72.3	3.7%
Net (loss) earnings attributable to noncontrolling interests	(0.0)	(0.0%)	(0.0)	(0.0%)	0.0	0.0%	0.0	0.0%
Net earnings attributable to Caleres, Inc.	$34.4	4.4%	$34.7	4.7%	$66.9	3.2%	$72.3	3.7%

Net Sales
Net sales increased $42.5 million, or 5.8%, to $774.7 million for the third quarter of 2017, compared to $732.2 million for the third quarter of 2016. Our Brand Portfolio segment reported a $37.1 million, or 14.0%, increase in net sales, reflecting $44.1 million of sales from our recently acquired Allen Edmonds business and higher net sales of our Sam Edelman and Naturalizer brands, partially offset by lower sales from our Franco Sarto and Via Spiga brands. Our Famous Footwear segment reported a $5.3 million, or 1.1%, increase in net sales, primarily driven by a 0.9% increase in same-store sales and a strong back-to-school selling season. As discussed in the Overview section, we estimate that our net sales were lower by approximately $4 million for the third quarter of 2017 related to the impacts of Hurricanes Harvey and Irma. In addition, unseasonably warm weather resulted in a delayed start to the fall boot season, impacting boot sales in both our Famous Footwear and Brand Portfolio segments.

Net sales increased $143.2 million, or 7.4%, to $2,083.1 million for the nine months ended October 28, 2017, compared to $1,939.9 million for the nine months ended October 29, 2016. Our Brand Portfolio segment reported a $121.2 million, or 16.9%, increase in net sales, reflecting $128.3 million of sales from our recently acquired Allen Edmonds business and sales growth from our Sam Edelman and Vince brands, partially offset by lower sales from our Franco Sarto, Via Spiga and Dr. Scholl's brands.  Net sales of our Famous Footwear segment increased $22.0 million, or 1.8%, driven by a 1.0% increase in same-store sales and a net increase in sales from new and closed stores.

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

Gross Profit
Gross profit increased $23.1 million, or 7.9%, to $316.9 million for the third quarter of 2017, compared to $293.8 million for the third quarter of 2016, reflecting higher sales volume, as described above, and an improved gross profit rate.  As a percentage of net sales, gross profit increased to 40.9% for the third quarter of 2017, compared to 40.1% for the third quarter of 2016, primarily reflecting a higher consolidated mix of retail versus wholesale sales and an improved mix of our higher margin brands. Retail and wholesale net sales were 71% and 29%, respectively, in the third quarter of 2017, compared to 69% and 31% in the third quarter of 2016.

Gross profit increased $74.2 million, or 9.3%, to $875.3 million for the nine months ended October 28, 2017, compared to $801.1 million for the nine months ended October 29, 2016, reflecting the above named factors.  As a percentage of net sales, gross profit increased to 42.0% for the nine months ended October 28, 2017, compared to 41.3% for the nine months ended October 29, 2016, reflecting a higher consolidated mix of retail versus wholesale sales and growth in our higher margin brands, partially offset by amortization of the inventory fair value adjustment in conjunction with the acquisition of Allen Edmonds of $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share). Retail and wholesale net sales were 70% and 30%, respectively, in the nine months ended October 28, 2017, compared to 68% and 32% in the nine months ended October 29, 2016.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $25.7 million, or 10.8%, to $264.0 million for the third quarter of 2017, compared to $238.3 million for the third quarter of 2016, primarily driven by the recently acquired Allen Edmonds business and higher anticipated payments under our cash-based incentive compensation plans. As a percentage of net sales, selling and administrative expenses increased to 34.1% for the third quarter of 2017 from 32.5% for the third quarter of 2016.

Selling and administrative expenses increased $77.0 million, or 11.2%, to $761.6 million for the nine months ended October 28, 2017, compared to $684.6 million for the nine months ended October 29, 2016, driven by the above named factors. As a percentage of net sales, selling and administrative expenses increased to 36.5% for the nine months ended October 28, 2017 from 35.3% for the nine months ended October 29, 2016.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share), primarily for professional fees and severance expense, were incurred in the nine months ended October 28, 2017 related to the men's business. No restructuring charges were incurred in the third quarter of 2017 or during the nine months ended October 29, 2016. Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $2.6 million, or 4.7%, to $52.9 million for the third quarter of 2017, compared to $55.5 million for the third quarter of 2016. Although sales and gross profit were higher in the third quarter, higher selling and administrative expenses resulted in lower operating earnings. As a percentage of net sales, operating earnings decreased to 6.8% for the third quarter of 2017, compared to 7.6% for the third quarter of 2016.

Operating earnings decreased $6.8 million, or 5.8% to $109.7 million for the nine months ended October 28, 2017, compared to $116.5 million for the nine months ended October 29, 2016, reflecting the factors described above for the third quarter, as well as restructuring and other special charges incurred earlier in 2017.  As a percentage of net sales, operating earnings decreased to 5.3% for the nine months ended October 28, 2017, compared to 6.0% for the nine months ended October 29, 2016.

Interest Expense
Interest expense increased $0.7 million, or 19.2%, to $4.2 million for the third quarter of 2017, compared to $3.5 million for the third quarter of 2016, reflecting higher interest expense on our revolving credit agreement, which was used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016. In addition, during the third quarter of 2016, we capitalized interest of $0.4 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center, which was completed in the fourth quarter of 2016.

Interest expense increased $3.2 million, or 30.8%, to $13.8 million for the nine months ended October 28, 2017, compared to $10.6 million for the nine months ended October 29, 2016, reflecting the acquisition of Allen Edmonds. In addition, during the nine months ended October 29, 2016, we capitalized interest of $1.3 million associated with the expansion and modernization of our Lebanon, Tennessee distribution center.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 29.6% for the third quarter of 2017, compared to 33.6% for the third quarter of 2016. During the third quarter of 2017, we recognized discrete tax benefits of $0.9 million, reflecting greater deductibility of certain 2016 expenses than originally estimated. During the third quarter of 2016, we recognized a discrete tax benefit of $0.3 million reflecting the settlement of a federal tax audit issue. If these discrete tax benefits had not been recognized during the third quarter of 2017 and 2016, our effective tax rates would have been 31.5% and 34.1%, respectively. Excluding the discrete tax items, our tax rate is lower in the current period, reflecting a higher mix of international earnings in our lowest tax rate jurisdictions.

For the nine months ended October 28, 2017, our consolidated effective tax rate was 30.6%, compared to 32.3% for the nine months ended October 29, 2016. Discrete tax benefits of $2.0 million were recognized during the thirty-nine weeks ended October 28, 2017, including a discrete tax benefit of $1.2 million related to share-based compensation as a result of the adoption of ASU 2016-09 during the first quarter of 2017, which requires prospective recognition of excess tax benefits and deficiencies in the statement of earnings. We recognized a discrete tax benefit of $1.1 million during the nine months ended October 29, 2016, reflecting the settlement of a federal tax audit issue. If these discrete tax benefits had not been recognized during the nine months ended October 28, 2017 and October 29, 2016, our effective tax rates would have been 32.7% and 33.4%, respectively. Excluding the discrete tax items, our tax rate is lower for the nine months ended October 28, 2017, reflecting a higher mix of international earnings in our lowest tax rate jurisdictions.

Both the U.S. House of Representatives and the Senate have proposed tax reform legislation that could significantly alter the tax landscape in the United States. We cannot predict the tax reform legislation that will ultimately be enacted. Therefore, the impact on our future effective tax rate and income tax provision is uncertain.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $34.4 million and $66.9 million for the third quarter and nine months ended October 28, 2017, compared to net earnings of $34.7 million and $72.3 million for the third quarter and nine months ended October 29, 2016, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$473.1	100.0%	$467.8	100.0%	$1,244.5	100.0%	$1,222.5	100.0%
Cost of goods sold	275.0	58.1%	273.1	58.4%	695.4	55.9%	681.7	55.8%
Gross profit	198.1	41.9%	194.7	41.6%	549.1	44.1%	540.8	44.2%
Selling and administrative expenses	164.4	34.8%	162.0	34.6%	470.0	37.7%	459.7	37.6%
Operating earnings	$33.7	7.1%	$32.7	7.0%	$79.1	6.4%	$81.1	6.6%

Key Metrics
Same-store sales % change	0.9%		2.1%		1.0%		0.7%
Same-store sales $ change	$3.8		$9.3		$12.2		$8.7
Sales change from new and closed stores, net	$1.0		$2.3		$9.6		$2.0
Impact of changes in Canadian exchange rate on sales	$0.5		$0.0		$0.2		$(0.3)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$64		$63		$169		$167
Sales per square foot, excluding e-commerce (trailing twelve months)	$217		$216		$217		$216
Square footage (thousand sq. ft.)	6,894		6,960		6,894		6,960

Stores opened	12		16		33		37
Stores closed	(25)		9		(46)		32
Ending stores	1,042		1,051		1,042		1,051

Net Sales
Net sales increased $5.3 million, or 1.1%, to $473.1 million for the third quarter of 2017, compared to $467.8 million for the third quarter of 2016. The increase was primarily driven by a 0.9% increase in same-store sales and a strong back-to-school selling season.  Famous Footwear experienced growth in e-commerce sales and reported improvement in the online conversion rate, due in part to the successful implementation of our buy online, pick up in store initiative. The strong e-commerce sales were partially offset by a decline in customer traffic at our retail store locations, due in part to the impact of Hurricanes Harvey and Irma. As discussed in the Overview section, we estimate that these hurricanes negatively impacted our net sales for the third quarter of 2017 by approximately $3 million. The segment experienced sales growth in lifestyle athletic and sport-influenced product. Sales of boots were lower in the third quarter of 2017, which we believe is due in part to unseasonably warm weather. During the third quarter of 2017, we opened 12 new stores and closed 25 stores, resulting in 1,042 stores and total square footage of 6.9 million at the end of the third quarter of 2017, compared to 1,051 stores and total square footage of 7.0 million at the end of the third quarter of 2016. On a trailing twelve-month basis, sales per square foot, excluding e-commerce, increased 0.4% to $217 for the twelve months ended October 28, 2017, compared to $216 for the twelve months ended October 29, 2016. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment’s sales, with approximately 76% of our net sales made to Rewards program members in the third quarter of 2017, consistent with the third quarter of 2016. In addition, we continue to experience growth in the number of our Rewards members.

Net sales increased $22.0 million, or 1.8%, to $1,244.5 million for the nine months ended October 28, 2017, compared to $1,222.5 million for the nine months ended October 29, 2016. The increase was primarily driven by a 1.0% increase in same-store sales and a net increase in sales from new and closed stores. Famous Footwear experienced solid growth in e-commerce sales, and reported improvement in both conversion rate and online customer traffic. However, the strong e-commerce sales were offset by a decline in customer traffic at our retail store locations.

Gross Profit
Gross profit increased $3.4 million, or 1.8%, to $198.1 million for the third quarter of 2017, compared to $194.7 million for the third quarter of 2016, reflecting both higher net sales and gross profit rate. As a percentage of net sales, our gross profit increased to 41.9% for the third quarter of 2017, compared to 41.6% for the third quarter of 2016.

Gross profit increased $8.3 million, or 1.5%, to $549.1 million for the nine months ended October 28, 2017, compared to $540.8 million for the nine months ended October 29, 2016 primarily driven by higher net sales. As a percentage of net sales, our gross profit was 44.1% for the nine months ended October 28, 2017, compared to 44.2% for the nine months ended October 29, 2016.

Selling and Administrative Expenses
Selling and administrative expenses increased $2.4 million, or 1.5%, to $164.4 million for the third quarter of 2017, compared to $162.0 million for the third quarter of 2016.  The increase was primarily driven by higher expenses related to cash-based incentive compensation and higher facilities costs. As a percentage of net sales, selling and administrative expenses increased to 34.8% for the third quarter of 2017, compared to 34.6% for the third quarter of 2016.

Selling and administrative expenses increased $10.3 million, or 2.2%, to $470.0 million for the nine months ended October 28, 2017, compared to $459.7 million for the nine months ended October 29, 2016. The increase was primarily attributable to higher store rent and facilities costs and higher expenses related to cash-based incentive compensation. As a percentage of net sales, selling and administrative expenses increased to 37.7% for the nine months ended October 28, 2017, compared to 37.6% for the nine months ended October 29, 2016.

Operating Earnings
Operating earnings increased $1.0 million, or 3.2%, to $33.7 million for the third quarter of 2017, compared to $32.7 million for the third quarter of 2016. The increase reflects our net sales growth and a higher gross profit rate, partially offset by higher selling and administrative expenses. As a percentage of net sales, operating earnings increased to 7.1% for the third quarter of 2017, compared to 7.0% for the third quarter of 2016.

Operating earnings decreased $2.0 million, or 2.4%, to $79.1 million for the nine months ended October 28, 2017, compared to $81.1 million for the nine months ended October 29, 2016. The decrease reflects higher selling and administrative expenses and a slight decline in gross profit rate, partially offset by higher net sales. As a percentage of net sales, operating earnings decreased to 6.4% for the nine months ended October 28, 2017, compared to 6.6% for the nine months ended October 29, 2016.

BRAND PORTFOLIO
	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$301.5	100.0%	$264.4	100.0%	$838.6	100.0%	$717.4	100.0%
Cost of goods sold	182.7	60.6%	165.3	62.5%	512.4	61.1%	457.1	63.7%
Gross profit	118.8	39.4%	99.1	37.5%	326.2	38.9%	260.3	36.3%
Selling and administrative expenses	94.5	31.3%	68.6	26.0%	271.2	32.3%	202.8	28.3%
Restructuring and other special charges, net	—	—%	—	—%	1.5	0.2%	—	—%
Operating earnings	$24.3	8.1%	$30.5	11.5%	$53.5	6.4%	$57.5	8.0%

Key Metrics
Wholesale/retail sales mix (%) (1)	75%/25%		86%/14%		75%/25%		86%/14%
Change in wholesale net sales ($) (1)	$(0.6)		$(8.9)		$7.7		$(39.3)
Unfilled order position at end of period (1)	$302.4		$315.2

Same-store sales % change (2)	2.4%		(5.4)%		6.7%		(5.2)%
Same-store sales $ change (2)	$0.8		$(1.8)		$5.8		$(4.6)
Sales change from new and closed stores, net (3)	$36.3		$2.6		$107.4		$5.6
Impact of changes in Canadian exchange rate on retail sales	$0.6		$0.0		$0.3		$(1.0)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended) (2)	$87		$84		$245		$236
Sales per square foot, excluding e-commerce (trailing twelve months) (2)	$323		$316		$323		$316
Square footage (thousands sq. ft.) (3)	403		306		403		306

Stores opened (3)	3		2		11		7
Stores closed (3)	(6)		2		(12)		5
Ending stores (3)	235		167		235		167

(1)	These metrics include our recently acquired Allen Edmonds business. Refer to Note 3 to the condensed consolidated financial statements for additional information.

(2)	These metrics exclude our recently acquired Allen Edmonds business since the business was not included in our operations in the prior year comparative period.

(3)	These metrics for the third quarter and nine months ended October 28, 2017 include our recently acquired Allen Edmonds retail stores, which total approximately 121,000 square feet.

Net Sales
Net sales increased $37.1 million, or 14.0%, to $301.5 million for the third quarter of 2017, compared to $264.4 million for the third quarter of 2016, driven by $44.1 million in sales from our recently acquired Allen Edmonds business. In addition, we experienced higher net sales of our Sam Edelman and Naturalizer brands, partially offset by lower sales from our Franco Sarto and Via Spiga brands. Our sales were negatively impacted by unseasonably warm weather, which resulted in lower sales of boots during the third quarter of 2017. Our same-store sales, which exclude the impact of Allen Edmonds stores because they have not been part of the Company for 13 months, increased 2.4% during the quarter. During the third quarter of 2017, we opened three stores and closed six stores, resulting in a total of 235 stores (of which 77 are Allen Edmonds) and total square footage of 0.4 million at the end of the third quarter of 2017, compared to 167 stores and total square footage of 0.3 million at the end of the third quarter of 2016. On a trailing twelve-month basis, sales per square foot, excluding e-commerce and sales from our Allen Edmonds stores, increased 2.1% to $323 for the twelve months ended October 28, 2017, compared to $316 for the twelve months ended October 29, 2016.

Net sales increased $121.2 million, or 16.9%, to $838.6 million for the nine months ended October 28, 2017, compared to $717.4 million for the nine months ended October 29, 2016, driven by $128.3 million in sales from our Allen Edmonds business and sales growth from our Sam Edelman and Vince brands, partially offset by lower sales from our Franco Sarto, Via Spiga and Dr. Scholl's brands. Our retail sales benefited from a net increase in sales from our acquisition of Allen Edmonds and an increase in same-store sales of 6.7%. During the nine months ended October 28, 2017, we opened 11 stores and closed 12 stores.

Gross Profit
Gross profit increased $19.7 million, or 19.9%, to $118.8 million for the third quarter of 2017, compared to $99.1 million for the third quarter of 2016, primarily as a result of the recently acquired Allen Edmonds business. As a percentage of net sales, our gross profit increased to 39.4% for the third quarter of 2017, compared to 37.5% for the third quarter of 2016.  Our gross profit rate for the third quarter of 2017 benefited from the higher mix of retail versus wholesale sales and growth in our higher margin brands.

Gross profit increased $65.9 million, or 25.3%, to $326.2 million for the nine months ended October 28, 2017, compared to $260.3 million for the nine months ended October 29, 2016, primarily as a result of the recently acquired Allen Edmonds business. The Brand Portfolio segment recognized $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) in cost of goods sold for the nine months ended October 28, 2017 related to the amortization of the Allen Edmonds inventory fair value adjustment required for purchase accounting. As a percentage of net sales, our gross profit rate increased to 38.9% for the nine months ended October 28, 2017, compared to 36.3% for the nine months ended October 29, 2016, reflecting the above named factors.

Selling and Administrative Expenses
Selling and administrative expenses increased $25.9 million, or 37.7%, to $94.5 million for the third quarter of 2017, compared to $68.6 million for the third quarter of 2016, primarily due to costs associated with the recently acquired Allen Edmonds business and additional costs associated with investments in our fulfillment program and distribution centers. As a percentage of net sales, selling and administrative expenses increased to 31.3% for the third quarter of 2017, compared to 26.0% for the third quarter of 2016.

Selling and administrative expenses increased $68.4 million, or 33.7%, to $271.2 million for the nine months ended October 28, 2017, compared to $202.8 million for the nine months ended October 29, 2016, driven by costs associated with the recently acquired Allen Edmonds business, an increase in anticipated payments under our cash-based incentive compensation plans and additional costs associated with investments in our fulfillment program and distribution centers. As a percentage of net sales, selling and administrative expenses increased to 32.3% for the nine months ended October 28, 2017, compared to 28.3% for the nine months ended October 29, 2016.

Restructuring and Other Special Charges, Net
Restructuring and other special charges were $1.5 million in the nine months ended October 28, 2017 related to the integration and reorganization of our men's business. No restructuring and other special charges were incurred in the third quarter of 2017 or during the nine months ended October 29, 2016. Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $6.2 million, or 20.3%, to $24.3 million for the third quarter of 2017, compared to $30.5 million for the third quarter of 2016. Despite net sales growth and expansion in our gross profit rate, higher selling and administrative expenses resulted in lower operating earnings. As a percentage of net sales, operating earnings decreased to 8.1% for the third quarter of 2017, compared to 11.5% in the third quarter of 2016.

Operating earnings decreased $4.0 million, or 7.0%, to $53.5 million for the nine months ended October 28, 2017, compared to $57.5 million for nine months ended October 29, 2016, driven by the above named factors. As a percentage of net sales, operating earnings decreased to 6.4% for the nine months ended October 28, 2017, compared to 8.0% for the nine months ended October 29, 2016.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $5.2 million were incurred for the third quarter of 2017, compared to $7.7 million for the third quarter of 2016, primarily reflecting lower expenses related to our cash-based incentive plans.

Unallocated corporate administrative expenses and other costs and recoveries were $23.0 million for the nine months ended October 28, 2017, compared to $22.1 million for the nine months ended October 29, 2016. The increase primarily reflects $2.5 million of restructuring costs for the integration and reorganization of our men's brands, as further discussed in Note 5 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	October 28, 2017	October 29, 2016	January 28, 2017
Borrowings under revolving credit agreement	$20.0	$—	$110.0
Long-term debt	197.3	196.9	197.0
Total debt	$217.3	$196.9	$307.0

Total debt obligations of $217.3 million at October 28, 2017 increased $20.4 million, compared to $196.9 million at October 29, 2016, primarily due to higher borrowings under our revolving credit agreement, which we used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016. Total debt obligations decreased $89.7 million, compared to $307.0 million at January 28, 2017, as we paid down an incremental $90.0 million of our borrowings during the nine months ended October 28, 2017. Interest expense for the third quarter of 2017 increased $0.7 million to $4.2 million, compared to $3.5 million for the third quarter of 2016, and increased $3.2 million to $13.8 million for the nine months ended October 28, 2017, compared to $10.6 million for the nine months ended October 29, 2016. The increases were attributable to higher average borrowings under our revolving credit agreement due to the acquisition of Allen Edmonds in the fourth quarter of 2016. In addition, during the third quarter and nine months ended October 29, 2016, we capitalized interest of $0.4 million and $1.3 million, respectively, associated with the expansion and modernization of our Lebanon, Tennessee distribution center that was completed in the fourth quarter of 2016.

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

At October 28, 2017, we had $20.0 million in borrowings and $8.9 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $514.0 million at October 28, 2017. We were in compliance with all covenants and restrictions under the Credit Agreement as of October 28, 2017.

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

The 2023 Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 28, 2017, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Working Capital and Cash Flow

	Thirty-nine Weeks Ended
($ millions)	October 28, 2017	October 29, 2016	Change
Net cash provided by operating activities	$122.2	$137.0	$(14.8)
Net cash used for investing activities	(38.9)	(48.7)	9.8
Net cash used for financing activities	(107.5)	(33.2)	(74.3)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.2	—
(Decrease) increase in cash and cash equivalents	$(24.0)	$55.3	$(79.3)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $14.8 million lower in the nine months ended October 28, 2017 as compared to the nine months ended October 29, 2016, reflecting the following factors:

•	An increase in inventory in the nine months ended October 28, 2017 compared to a decrease in the comparable period in 2016;

•
A smaller decrease in prepaid expenses and other current assets in the nine months ended October 28, 2017, compared to the comparable period in 2016, reflecting lower current assets as of October 29, 2016 due to the timing of our rent payments; and

•	A larger decrease in accounts payable in the nine months ended October 28, 2017, compared to the comparable period in 2016; partially offset by

•
An increase in accrued expenses and other liabilities in the nine months ended October 28, 2017 as compared to a decrease in the comparable period in 2016, driven by higher anticipated payments under our cash-based incentive compensation plans in 2017.

Cash used for investing activities was $9.8 million lower in the nine months ended October 28, 2017 as compared to the nine months ended October 29, 2016, primarily due to lower purchases of property and equipment during the nine months ended October 28, 2017. During 2016, our capital expenditures included the expansion and modernization of our Lebanon, Tennessee distribution center, which was completed in the fourth quarter of 2016. For fiscal 2017, we expect purchases of property and equipment and capitalized software of approximately $55 million.

Cash used for financing activities was $74.3 million higher for the nine months ended October 28, 2017 as compared to the nine months ended October 29, 2016, as we continue to reduce the borrowings under our revolving credit agreement, which funded our Allen Edmonds acquisition. In addition, we repurchased fewer shares under our stock repurchase program during the nine months ended October 28, 2017.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 28, 2017	October 29, 2016	January 28, 2017
Working capital ($ millions) (1)	$386.3	$515.5	$316.2
Current ratio (2)	1.93:1	2.46:1	1.60:1
Debt-to-capital ratio (3)	24.4%	23.3%	33.3%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Working capital at October 28, 2017 was $386.3 million, which was $129.2 million lower and $70.1 million higher than at October 29, 2016 and January 28, 2017, respectively. Our current ratio was 1.93 to 1 as of October 28, 2017, compared to 2.46 to 1 at October 29, 2016 and 1.60 to 1 at January 28, 2017. The decrease in working capital and the current ratio from October 29, 2016 primarily reflects the impact of the Allen Edmonds acquisition in the fourth quarter of 2016, which was funded with borrowings under our revolving credit agreement. A significant portion of the Allen Edmonds purchase price was allocated to intangible assets, which are noncurrent, while the entire purchase price was funded using current liabilities. The increase in working capital and the current ratio from January 28, 2017 was primarily due to lower borrowings under our revolving credit agreement and lower payables, partially offset by lower cash and cash equivalents. Our debt-to-capital ratio was 24.4% as of October 28, 2017, compared to 23.3% as of October 29, 2016 and 33.3% at January 28, 2017. The increase in our debt-to-capital ratio from October 29, 2016 primarily reflects higher borrowings under our revolving credit agreement. The decrease in our debt-to-capital ratio from January 28, 2017 primarily reflects lower borrowings under our revolving credit agreement.

At October 28, 2017, we had $31.4 million of cash and cash equivalents. Approximately half of this balance represents the accumulated unremitted earnings of our foreign subsidiaries, which are considered indefinitely reinvested.

We declared and paid dividends of $0.07 per share in both the third quarter of 2017 and 2016. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating lease commitments, long-term debt, interest on long-term debt, minimum license commitments, financial instruments, borrowings under our revolving credit agreement, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations.

During the third quarter of 2017, the Company signed a lease for a new wholesale distribution center in California. The lease term is 10 years and requires aggregate minimum lease payments of approximately $3.4 million in 2018, $10.2 million in 2019-2020, $10.7 million in 2021-2022 and $28.6 million thereafter.

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, borrowings under and repayments of our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals) and the lease described above, there have been no other significant changes to our contractual obligations identified in our Annual Report on Form 10-K for the year ended January 28, 2017.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of October 28, 2017, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level. There were no significant changes to internal control over financial reporting during the quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On December 13, 2016, we acquired Allen Edmonds. As a result of the acquisition, we are in the process of incorporating the internal control structure of Allen Edmonds.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2017:

				Maximum Number of Shares that May Yet be Purchased Under the Program (2)
			Total Number Purchased as Part of Publicly Announced Program (2)
	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)

Fiscal Period

July 30, 2017 – August 26, 2017	—	$—	—	1,223,500

August 27, 2017 – September 30, 2017	2,118	30.65	—	1,223,500

October 1, 2017 – October 28, 2017	—	—	—	1,223,500

Total	2,118	$30.65	—	1,223,500

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

(2)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 225,000 and 900,000 shares were repurchased during the nine months ended

October 28, 2017 and October 29, 2016, respectively. There were 1,223,500 shares authorized to be repurchased under the program as of October 28, 2017. Our repurchases of common stock are limited under our debt agreements.

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

CALERES, INC.

Date: December 6, 2017	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer