Form 10-K
period 2018-02-03
CALERES INC
filed 2018-04-04
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of July 28, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,133.1 million.
As of March 2, 2018, 43,028,130 common shares were outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2018.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Caleres” refers to Caleres, Inc. and its subsidiaries.

Information in this Form 10-K is current as of April 4, 2018, unless otherwise specified.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
In this report, and from time to time throughout the year, we share our expectations for the Company’s future performance. These forward-looking statements include statements about our business plans; the potential development, regulatory approval and public acceptance of our products; our expected financial performance, including sales performance and the anticipated effect of our strategic actions; the anticipated benefits of acquisitions; the outcome of contingencies, such as litigation; domestic or international economic, political and market conditions; and other factors that could affect our future results of operations or financial position, including, without limitation, statements under the captions “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any statements we make that are not matters of current disclosures or historical fact should be considered forward-looking. Such statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will” and similar expressions. By their nature, these types of statements are uncertain and are not guarantees of our future performance.

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
Caleres, Inc., originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear retailer and wholesaler with annual net sales of $2.8 billion. In May 2015, the shareholders of Brown Shoe Company, Inc. approved a rebranding initiative that changed the name of the company to Caleres, Inc. (the "Company"). Current activities include the operation of retail shoe stores and e-commerce websites as well as the design, sourcing and marketing of footwear for women and men. Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

Our net sales are comprised of four major categories: women's footwear, men's footwear, children's footwear and accessories. The percentage of net sales attributable to each category is as follows:

	2017	2016	2015
Women's footwear	59%	63%	63%
Men's footwear	25%	22%	23%
Children's footwear	9%	9%	9%
Accessories	7%	6%	5%

In 2016, we expanded our men's business with the acquisition of Allen Edmonds, as further discussed in the Brand Portfolio section below and Note 2 to the consolidated financial statements. Approximately 69% of footwear sales in 2017 were retail sales, including sales through our e-commerce websites, compared to 67% in 2016 and 66% in 2015, while the remaining 31%, 33% and 34% in the respective years represented wholesale sales.

Employees
We had approximately 12,000 full-time and part-time employees as of February 3, 2018. In the United States, there are no employees subject to union contracts. In Canada, we employ approximately 20 warehouse employees under a union contract, which expires in October 2019.

Competition
With many companies operating retail shoe stores and shoe departments, we compete in a highly fragmented market. In addition, the continuing consumer shift to online and mobile shopping has increased price competition and requires retailers to lower shipping costs, improve shipping speeds and optimize mobile platforms. Our competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes and e-commerce businesses. Quality of products and services, store location, trend-right merchandise selection and availability of brands, pricing, advertising and consumer service are all factors that impact retail competition.

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

FAMOUS FOOTWEAR
Our Famous Footwear segment includes our Famous Footwear stores, Famous.com and beginning in March 2018, FamousFootwear.ca. Famous Footwear is one of America’s leading family-branded footwear retailers with 1,026 stores at the end of 2017 and net sales of $1.6 billion in 2017. Our core consumers are women who seek leading national brands of athletic, casual and fashionable footwear at a value for themselves and their families.

Famous Footwear stores feature a wide selection of brand-name athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, adidas, Converse, Vans, New Balance, Sperry, Asics, Under Armour, Sof Sole and Bearpaw, as well as company-owned and licensed brands including, among others, LifeStride, Dr. Scholl’s Shoes, Naturalizer, Fergie Footwear, Carlos

by Carlos Santana and Circus by Sam Edelman. Our company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 7% of the Famous Footwear segment's net sales. We work closely with our vendors to provide our consumers with fresh product and, in some cases, product exclusively designed for and available only in our stores. Famous Footwear’s average retail price is approximately $42 for footwear with retail price points typically ranging from $25 for shoes up to $220 for boots.

Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in all 50 states, Canada and Guam. The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2017	2016	2015
Strip centers	677	699	697
Outlet malls	189	190	189
Regional malls	160	166	160
Total	1,026	1,055	1,046

We expect to open approximately 25 new stores and close approximately 70 stores in 2018, as we continue to focus on store locations with a greater penetration of high-value consumers. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

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

Famous Footwear’s marketing programs include digital marketing and social media, e-commerce advertising, print, national television and in-store advertisements, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with consumers. We believe the success of our campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns. In 2017, we spent approximately $48.4 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers. In 2016, we integrated our high-value consumer strategy and our digital marketing efforts to include new experiences both in-store and online to drive cohesive messaging. Famous Footwear has an extensive loyalty program (“Rewards”), which informs and rewards frequent consumers with product previews, earned incentives based upon purchase continuity and other periodic promotional offers. In 2017, approximately 75% of our Famous Footwear net sales were generated by our Rewards members. In 2017, we continued to test and optimize media tactics to acquire new high-value consumers, driving an increase in Rewards members for the year. For those already engaged with Famous Footwear, we leveraged insights to improve the consumer's journey, driving stronger engagement. In 2018, we will continue to focus our efforts and investments on driving acquisition, retention and share of wallet with highly valuable consumers.

As part of our omni-channel approach to reach consumers, we also operate Famous.com and FamousFootwear.ca, which offer an expanded product assortment beyond what is sold in Famous Footwear stores. Accessible via desktop, tablet and mobile devices, Famous.com helps consumers explore product assortments, including items available in local stores, and make purchases. Famous.com also allows Rewards members to view their points status and purchase history, manage profile settings and engage further with the brand. Famous Footwear’s mobile app further serves as a hub for Rewards members to shop, find local stores, redeem Rewards certificates and learn about the newest products, latest trends and hottest deals. In 2015, we expanded our in-store fulfillment initiative to increase product selection and reduce the average delivery time for direct-to-consumer purchases, which we believe contributed to the significant increase in Famous.com sales in 2016. During 2017, we leveraged our in-store fulfillment initiative from 2015 to successfully implement our buy online, pick up in store initiative, allowing consumers who are engaging with us on Famous.com to utilize their local store as a quick and convenient fulfillment destination.  We also invested in a new content management system in 2017 to evolve our personalization capabilities on Famous.com, and evolved our fulfillment logic to drive more efficient shipping with multiple pair purchases. In March 2018, we launched FamousFootwear.ca, our new e-commerce site in Canada where we are implementing the same omni-channel capabilities for the Canadian consumer already utilized in the United States such as home delivery and buy online, pick up in store.

The expansion and modernization projects at our distribution centers in Lebanon, Tennessee and Lebec, California, which were completed in the second half of 2016, are providing additional shipping flexibility, operational efficiencies and an expansion of our logistics infrastructure capacity. We continue to meet omni-channel demands of today with minor operational changes, including faster order processing and delivery to our consumers. In 2018, we plan to pursue ongoing growth in shipping flexibility, operational efficiencies and our logistics infrastructure capacity.

BRAND PORTFOLIO
Our Brand Portfolio segment offers retailers and consumers a portfolio of leading brands by designing, sourcing and marketing branded footwear for women and men at a variety of price points. Certain of our branded footwear products are sold under brand names that are owned by the Company and others are developed pursuant to licensing agreements. Our Brand Portfolio segment sells footwear on a wholesale basis to retailers. The segment also sells footwear through our branded retail stores and e-commerce businesses. In 2016, we expanded our men's business with the acquisition of Allen Edmonds, as further discussed in the Portfolio of Brands section below and Note 2 to the consolidated financial statements.

Portfolio of Brands
The following is a listing of our principal brands and licensed products:

Naturalizer:  Naturalizer was born in 1927 when we realized women deserved a shoe with a beautiful fit. Our Naturalizer brand is sold throughout the United States and Canada, primarily at Naturalizer retail stores, national chains, online retailers, department stores and independent retailers. At the end of 2017, we operated 145 Naturalizer stores in Canada, the United States and Guam. Naturalizer footwear is also distributed through approximately 50 retail and wholesale partners in 47 countries around the world. Suggested retail price points range from $69 for shoes to $220 for boots.

Sam Edelman: Designer Sam Edelman’s lifestyle brand is inspired by timeless American elegance that bridges the gap between aspiration and attainability to define modern luxury. At the end of 2017, we operated 13 Sam Edelman stores in the United States.  Sam Edelman footwear is sold primarily at national chains, online retailers, department stores, Sam Edelman retail stores, catalogs and specialty retailers at suggested retail price points of $40 for shoes to $250 for boots.

Allen Edmonds: In December 2016, we acquired Allen Edmonds to increase our exposure in men’s footwear, solidifying a new revenue stream to drive overall growth. Allen Edmonds, founded in 1922, is a U.S.-based direct-to-consumer and wholesaler of premium men’s footwear, apparel, leather goods and accessories with a strong manufacturing heritage. Allen Edmonds products are available at premier stores worldwide and select retailers, including our 78 stores in the United States and Italy, and online at AllenEdmonds.com at suggested retail price points from $295 to $445 for shoes and boots.

Dr. Scholl’s Shoes:  Inspired by its founder Dr. William Scholl, Dr. Scholl’s Shoes remains forever passionate about creating iconic, effortless footwear for a healthy life. This footwear reaches consumers at a wide range of distribution channels: national chains, mass merchandisers, online, our Famous Footwear retail stores and specialty retailers.  Suggested price points range from $50 for shoes to $175 for boots.  We have a long-term license agreement with Bayer HealthCare, LLC to sell Dr. Scholl’s Shoes, which is renewable through December 2026 for sales in the United States and Canada.

LifeStride:  For more than 70 years, LifeStride has created quality footwear for women who value both style and all-day comfort.  The brand is sold in national chains, our Famous Footwear retail stores, online and department stores at suggested retail price points ranging from $40 for shoes to $100 for boots.

Franco Sarto:  The Franco Sarto brand embodies timeless, wearable style inspired by the craft and design of Italian footwear. The brand is sold in major national chains, online, department stores, catalogs, our Famous Footwear stores and independent retailers at suggested retail price points from $79 for shoes to $259 for boots.

Vince: The Vince women's shoe collection launched in 2012 and was expanded in 2014 to include the Vince men's footwear collection. The brand is primarily sold in premier department stores, online, national chains and specialty retailers at suggested price points ranging from $195 for shoes to $395 for boots. We have a license agreement with Vince, LLC to sell Vince footwear that expires in December 2018.

Rykä: For over 25 years, Rykä has been innovating athletic footwear exclusively for women. The brand is distributed through national chains, online retailers, independent retailers, department stores and our Famous Footwear retail stores at suggested retail price points from $50 to $90.

Fergie Footwear by Fergie: We have created a namesake footwear line in collaboration with Grammy Award-winning artist Fergie (Fergie Duhamel, formerly Stacy Ferguson). Fergie Footwear is currently being sold at national chains, our Famous Footwear retail stores, online and at department stores at suggested retail price points of $40 for shoes to $199 for boots. We have a license agreement with Krystal Ball Productions, Inc. to sell Fergie/Fergalicious footwear that expires in December 2018.

Bzees: Bzees is the brand of women’s sporty footwear that energizes the mind and body from the feet up. The brand is distributed through national chains, department stores, specialty retailers, independent retailers, our retail stores and online retailers at suggested retail price points from $59 for shoes to $140 for boots.

Carlos by Carlos Santana: The Carlos by Carlos Santana collection of women’s footwear is sold at national chains, major department stores, our Famous Footwear stores and online. Suggested retail price points range from $59 for shoes to $179 for boots. We have a license agreement with Santana Tesoro, LLC to sell Carlos by Carlos Santana footwear that expires in December 2018, with extension options through December 2022.

Via Spiga:  Established in 1985, Via Spiga is named after the main street in one of the most famed shopping districts in Milan, Italy.  The brand is primarily sold in national chains, premier department stores and online at suggested retail price points from $175 for shoes to $495 for boots.

Diane von Furstenberg: The Diane von Furstenberg (DVF) brand is a staple of American luxury design that exemplifies feminine, effortless and classic styles. The brand is distributed through online retailers, specialty retailers, national chains and department stores at suggested price points ranging from $198 for shoes to $598 for boots. In December 2014, we entered into a license agreement with DVF Studio, LLC to produce and distribute the DVF women's shoe collection, which expires in December 2020, with an extension option through December 2023.

Wholesale
Within our Brand Portfolio segment, our brands are distributed on a wholesale basis to over 2,400 retailers, including national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs throughout the United States and Canada, as well as approximately 57 other countries (including sales to our retail operations). Our most significant wholesale customers include Famous Footwear and many of the nation’s largest retailers, including national chains such as DSW, TJX Corporation (including TJ Maxx and Marshalls), Nordstrom Rack and Burlington; online retailers such as Nordstrom.com, Zappos.com and Amazon.com; department stores such as Nordstrom, Macy’s, and Dillard's; mass merchandisers such as Walmart; and independent retailers such as Qurate Retail Group, which includes both QVC and Home Shopping Network. We also sell product to a variety of international retail customers and distributors. The loss of any one or more of our significant customers could have a material negative impact on our Brand Portfolio segment and the Company.

Our Brand Portfolio segment sold approximately 46 million pairs of shoes on a wholesale basis during 2017. We sell footwear to wholesale customers on both a landed and a first-cost basis. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. Landed sales generally carry a higher profit rate than first-cost sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership. To allow for the prompt shipment on reorders, we carry inventories of certain styles. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Many of these customers then import this product into the United States.

Products sold under license agreements accounted for approximately 23% of the sales of the Brand Portfolio segment in 2017, 26% of the segment's sales in 2016 and 27% of the segment's sales in 2015. Caleres also receives royalty revenues for licensing owned brands, including certain brands listed above, to third parties.

Direct-to-Consumer
Our Brand Portfolio segment also includes retail stores for certain brands, including Naturalizer, Allen Edmonds and Sam Edelman. The number of our Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2017	2016	2015
Naturalizer	145	153	159
Allen Edmonds	78	69	N/A
Sam Edelman	13	12	6
Total	236	234	165

At the end of 2017, we operated 84 Naturalizer stores in Canada, 60 Naturalizer stores in the United States and one Naturalizer store in Guam.  Of the 145 Naturalizer stores, approximately 50% are located in regional malls and average approximately 1,300 square feet in size. The other 50% of stores are located in outlet malls and average approximately 2,300 square feet in size. Total Naturalizer store square footage at the end of 2017 was approximately 259,000, compared to 272,000 in 2016. During 2017, we operated 77 Allen Edmonds stores in the United States and one store in Italy, each averaging approximately 1,600 square feet. We operated 13 Sam Edelman stores at the end of 2017. During 2018, we expect to open four Naturalizer stores, one Allen Edmonds store and two Sam Edelman stores and close 13 Naturalizer stores and three Allen Edmonds stores.

In connection with our omni-channel approach to reach consumers, we also operate AllenEdmonds.com, Naturalizer.com, Naturalizer.ca, SamEdelman.com, DrSchollsShoes.com, Ryka.com, FrancoSarto.com, LifeStride.com, Bzees.com, ViaSpiga.com, FergieShoes.com and CarlosShoes.com, which offer substantially the same product selection to consumers as we sell to our retail partners. Vince.com and DVF.com complement our distribution of those brands.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

Marketing
We continue to build on the recognition of our portfolio of brands to create differentiation and consumer loyalty. Our marketing teams are responsible for the development and implementation of innovative marketing programs that serve the consumer facing needs of our portfolio of brands as well as that of our retail partners. In 2017, we spent approximately $33.9 million in advertising and marketing support for our Brand Portfolio segment, including digital marketing and social media, print, consumer media advertising, trade shows, production, in-store displays and fixtures and public relations. The marketing teams are also responsible for driving the development of branding and content for our brand websites. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers. Our marketing teams are instrumental in continuing to drive growth in e-commerce sales, producing relevant and purpose-driven brand positioning and creating meaningful connections with consumers that have increased awareness and loyalty across our portfolio. We continue to leverage consumer insights and data to inform marketing initiatives to capture a greater share of our target consumers’ spend as well as reach new audiences with a high propensity to purchase our products.

Sourcing and Product Development Operations
Our sourcing and product development operations source and develop footwear for our Brand Portfolio segment and also a portion of the footwear sold by our Famous Footwear segment. We have sourcing and product development offices in Clayton, Missouri; Putian, China; New York, New York; Port Washington, Wisconsin; Florence, Italy; Macau; Ho Chi Minh City, Vietnam; Hong Kong and Addis Ababa, Ethiopia.

Sourcing Operations
In 2017, the sourcing operations sourced approximately 45 million pairs of shoes through a global network of third-party independent footwear manufacturers. The majority of our footwear sourced is provided by approximately 51 manufacturers operating approximately 78 manufacturing facilities. In certain countries, we use agents to facilitate and manage the development, production and shipment of product. We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships. While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents. Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style.

In 2017, approximately 68% of the footwear we sourced was from manufacturing facilities in China. The following table provides an overview of our sourcing in 2017:

Country	Millions of Pairs
China	30.8
Vietnam	11.5
Ethiopia	1.6
Other	1.1
Total	45.0

Product Development Operations
We maintain design and product development teams for our brands in Clayton, Missouri; Putian, China; New York, New York and Port Washington, Wisconsin as well as other select fashion locations, including Florence, Italy. These teams, which include independent designers, are responsible for the creation and development of new product styles. Our designers monitor trends in fashion footwear and apparel and work closely with retailers to identify consumer footwear preferences. Our design teams create collections of footwear, and our product development and sourcing offices convert those designs into new footwear styles. In our Dongguan, China office, we operate a sample-making facility that allows us to have greater control over our product development in terms of accuracy, execution and speed-to-market.

Our long-range plans include further expansion into new markets outside of China, developing more progressive processes to improve factory capacity and material planning, and continuing to drive excellence in product value and execution in a continually evolving manufacturing landscape.

Backlog
At February 3, 2018, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $262.1 million, compared to $263.1 million on January 28, 2017. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders, capacity shifts at foreign manufacturers and the volume of e-commerce drop ship orders that are received immediately rather than in advance. Accordingly, a comparison of backlog from period to period may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2018 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	62	Chief Executive Officer, President and Chairman of the Board of Directors
Richard M. Ausick	64	Division President – Famous Footwear
Daniel R. Friedman	57	Division President – Global Supply Chain
Kenneth H. Hannah	49	Senior Vice President, Chief Financial Officer
Douglas W. Koch	66	Senior Vice President, Chief Human Resources Officer
Malcolm W. Robinson III	57	Division President – Allen Edmonds and International
John W. Schmidt	57	Division President – Brand Portfolio
Mark A. Schmitt	54	Senior Vice President, Chief Information Officer and Logistics

The period of service of each officer in the positions listed and other business experience are set forth below.

Diane M. Sullivan, Chairman of the Board of Directors since February 2014. Chief Executive Officer and President since May 2011. President and Chief Operating Officer from March 2006 to May 2011. President from January 2004 to March 2006.

Richard M. Ausick, Division President – Famous Footwear since January 2010. Division President, Caleres Wholesale from July 2006 to January 2010. Senior Vice President and Chief Merchandising Officer of Famous Footwear from January 2002 to July 2006. Mr. Ausick has announced that he will retire in 2018. As of the date of this filing, his successor has not yet been named.

Daniel R. Friedman, Division President – Global Supply Chain since January 2010. Senior Vice President, Product Development and Sourcing from July 2006 to January 2010. Managing Director at Camuto Group, Inc. from 2002 to July 2006.

Kenneth H. Hannah, Senior Vice President, Chief Financial Officer since February 2015. Executive Vice President and Chief Financial Officer of JC Penney Company, Inc. from May 2012 to March 2014.  Executive Vice President and President–Solar Energy of MEMC Electronic Materials, Inc. and had previously served as Executive Vice President and President–Solar Materials from 2009 to 2012. Senior Vice President and Chief Financial Officer of MEMC Electronic Materials, Inc. from 2006 to 2009.

Douglas W. Koch, Senior Vice President, Chief Human Resources Officer since January 2016. Senior Vice President and Chief Talent and Strategy Officer from January 2011 to January 2016. Senior Vice President and Chief Talent Officer from May 2005 to January 2011. Senior Vice President, Human Resources from March 2002 to May 2005.

Malcolm W. Robinson III, Division President – Allen Edmonds and International since July 2017. Executive Vice President, One Jeanswear Group - William Rast Division from November 2016 to February 2017. Chief Executive Officer and board member, Tommie Copper from July 2013 to August 2014. President, Maidenform Brands from November 2011 to February 2013. Group President of Wholesale Sportswear, Phillips-Van Heusen Corporation from 2002 to November 2011.

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

Mark A. Schmitt, Senior Vice President, Chief Information Officer and Logistics since February 2013. Senior Vice President and Chief Information Officer from January 2012 through February 2013.  Senior Director of Management Information Systems for Express Scripts from 2010 through 2011. Various management information systems positions including Group Director with Anheuser-Busch InBev from 1996 to 2009.

ITEM 1A	RISK FACTORS
Consumer demand for our products may be adversely impacted by economic conditions and other factors.
Worldwide economic conditions continue to be uncertain. Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including fiscal policy, the changing tax and regulatory environment, interest rates, minimum wage rates and regulations, inflation, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions and the economic consequences of military action or terrorist activities. Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. Negative trends in economic conditions could also drive up the cost of our products, which may require us to increase our product prices. These increases in our product costs, and possibly prices, may not be offset by comparable increases in consumer disposable income. As a result, our customers may choose to purchase fewer of our products or purchase the lower-priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.

If we are unable to anticipate and respond to consumer preferences and fashion trends and successfully apply new technology, we may not be able to maintain or increase our net sales and earnings.
The footwear industry is subject to rapidly changing consumer shopping preferences and patterns and fashion trends. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. In addition, the continuing consumer shift to online and mobile shopping is requiring retailers to lower shipping costs, improve shipping speeds and optimize mobile platforms. The trend toward online and mobile shopping increases the volume of smaller shipments, including single-pair shipments, from our warehouses. The increased volume of smaller shipments may result in higher average distribution costs, including both shipping and processing costs incurred at our distribution centers. The success of both our wholesale and retail operations depends largely on our ability to anticipate, understand and react to these changing consumer shopping patterns. If we fail to respond to changes in consumer shopping patterns, demands and fashion trends, develop new products and designs, and implement effective, responsive merchandising and distribution strategies and programs, we could experience lower sales, excess inventories and lower gross margins, any of which could have an adverse effect on our results of operations and financial condition.

We operate in a highly competitive industry.
Competition is intense in the footwear industry. Certain of our competitors are larger and have greater financial, marketing and technological resources than we do. Other competitors are able to offer footwear on a lateral basis alongside their apparel products, or have successfully branded their trademarks as lifestyle brands, resulting in greater competitive advantages. Low barriers to entry into this industry further intensify competition by allowing new companies to easily enter the markets in which we compete. Some of our suppliers further compound these competitive pressures by allowing consumers to purchase their products directly through supplier-maintained Internet sites and retail stores. In addition, retailers aggressively compete on the basis of price, which puts competitive pressure on us to keep our prices low.

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

As a result of these risks, there can be no assurance that we will not experience reductions in available production capacity, increases in our product costs, late deliveries or terminations of our supplier relationships. Furthermore, these sourcing risks are compounded by the lack of diversification in the geographic location of our foreign sourcing and manufacturing. With the majority of our supply originating in China, a substantial portion of our supply could be at risk in the event of any significant negative development related to relations between United States and China.

Although we believe we could find alternative manufacturing sources for the products that we currently source from third-party manufacturing facilities in China or other countries, we may not be able to locate alternative manufacturers on terms as favorable as our current terms, including pricing, payment terms, manufacturing capacity, quality standards and lead times for delivery. In addition, there is substantial competition in the footwear industry for quality footwear manufacturers. Accordingly, our future results will partly depend on our ability to maintain positive working relationships with, and offer competitive terms to, our foreign manufacturers. If supply issues cause us to be unable to provide products consistent with our standards or manufacture our footwear in an efficient and cost-effective manner, our customers may cancel orders, refuse to accept deliveries or demand reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.
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
Our computer network and systems are essential to all aspects of our operations, including design, pricing, production, accounting, reporting, forecasting, ordering, manufacturing, transportation, sales and distribution. Our ability to manage and maintain our inventory and to deliver products in a timely manner depends on these systems. If any of these systems fails to operate as expected, we experience problems with transitioning to upgraded or replacement systems, a breach in security occurs or a natural disaster interrupts system functions, we may experience delays in product fulfillment and reduced efficiency in our operations or be required to expend significant capital to correct the problem, which may have an adverse effect on our results of operations and financial condition.

A cybersecurity breach may adversely affect our sales and reputation.
We routinely possess sensitive consumer and associate information and periodically provide it to third parties for analysis, benefit distribution or compliance purposes. While we believe we have taken reasonable and appropriate steps to protect that information, hackers and data thieves operate sophisticated, large-scale attacks that could breach our information systems, despite ongoing security measures. In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data. Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

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

In addition, with the growing trend toward retail trade consolidation, including store count reductions at major retail chains, and consumers' continued shift to online shopping, we and our wholesale customers increasingly depend upon a reduced number of key retailers whose bargaining strength is growing. This consolidation may result in the following adverse consequences:

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

•
If any of our major wholesale customers experiences a significant downturn or disruption in its business or fails to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us.

•
Retailers are directly sourcing more of their products directly from foreign manufacturers and reducing their reliance on wholesalers, which could have a material adverse effect on our business and results of operations.

Transitional challenges with acquisitions could result in unexpected expenditures of time and resources.
Periodically, we pursue acquisitions of other companies or businesses, such as our 2016 acquisition of Allen Edmonds, as further discussed in Note 2 to the consolidated financial statements. Although we review the records of acquisition candidates, the review may not reveal all existing or potential problems. As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated liabilities. Acquisitions may also cause us to incur debt, write-offs of goodwill if the business does not perform as well as expected and substantial amortization expenses associated with other intangible assets. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire or launch such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

A disruption in the effective functioning of our distribution centers could adversely affect our ability to deliver inventory on a timely basis.
We currently use several distribution centers, which are leased or third-party managed. These distribution centers serve as the source of replenishment of inventory for our footwear stores and e-commerce websites operated by our Famous Footwear and Brand Portfolio segments and serve the wholesale operations of our Brand Portfolio segment. Our success depends on our ability to handle the rapid consumer shift to online shopping and single pair shipments, which requires significant capital to operate with a greater level of sophistication and automation, as well as higher processing and distribution costs. We may be unable to successfully manage, negotiate or renew our third-party distribution center agreements, or we may experience complications with respect to our distribution centers, such as substantial damage to, or destruction of, such facilities due to natural disasters or ineffective information technology systems. In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis.

Recent changes in tax laws may result in increased volatility in our effective tax rates.
Our financial results are significantly impacted by the effective tax rates of both our domestic and international operations. The Tax Cuts and Jobs Act (the "Act"), which was enacted in December 2017, reduced the federal tax rate from 35% to 21%. Our future earnings could be adversely affected by the change from a worldwide tax system to a quasi-territorial tax system. Other changes in the Act also impact our effective tax rate, such as the permanent non-deductibility of certain expenses and generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. One-time changes of the Act include a deemed repatriation transition tax on certain foreign earnings and a requirement to revalue our deferred tax assets and liabilities. In addition, our effective income tax rate could be adversely affected by other provisions of the Act that directly affect foreign earnings, such as the global intangible low-taxed income tax and base-erosion and anti-abuse tax provisions. The Treasury Department has announced the intention to release announcements and regulations clarifying the Act that could have a material effect on our effective tax rate. Other factors, such as changes in the mix of earnings in countries with differing statutory tax rates, changes in permitted deductions, changes in tax laws, interpretations, policies and treaties and the outcome of income tax audits in various jurisdictions, may result in higher taxes, lower profitability and increased volatility in our financial results.

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
We focus on doing business with those suppliers who share our commitment to responsible business practices and the principles set forth in our Production Code of Conduct (the “PCOC”). By requiring our suppliers to comply with the PCOC, we encourage our suppliers to promote best practices and work toward continual improvement throughout their production operations. The PCOC sets forth standards for working conditions and other matters, including compliance with applicable labor practices, workplace environment and compliance with laws. Although we promote ethical business practices, we do not control our suppliers or their labor practices. A failure by any of our suppliers to adhere to these standards or laws could cause us to incur additional costs for our products or cause negative publicity and harm our business and reputation. We also require our suppliers to meet our standards for product safety, including compliance with applicable laws and standards with respect to safety issues, including lead content in paint. Failure by any of our suppliers to adhere to product safety standards could lead to a product recall, which may result in critical media coverage, harm our business and reputation, and cause us to incur additional costs.

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
Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. Purchases from two major branded suppliers, Nike, Inc. and Skechers USA, Inc., collectively comprise approximately 25% and 10%, respectively, of sales for the Famous Footwear segment. As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms. While we believe our relationships with our current suppliers are good, the loss of any of our major suppliers or product developed exclusively for our Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions may adversely impact our suppliers. If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

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
Rewards is a customer loyalty program that drives sales and traffic for the Famous Footwear segment. Rewards members earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, members are issued a savings certificate, which may be redeemed for purchases at Famous Footwear. Approximately 75% of our fiscal 2017 sales within the Famous Footwear segment were generated by our Rewards members. If our Rewards members do not continue to shop at Famous Footwear, our sales may be adversely affected.

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

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada, Guam and Italy and involve the operation of 1,262 shoe stores, including 104 in Canada. All store locations are leased, with approximately 45% of them having renewal options. The footwear sold through our domestic wholesale business is primarily processed through our third-party facility in Chino, California or our leased distribution center in Port Washington, Wisconsin. During 2017, the Company signed a lease for a new wholesale distribution center in Chino, California, which began operations in early 2018.

The following table summarizes the location and general use of the Company's primary properties:

Location	Owned/Leased	Segment	Use

Clayton, Missouri	Owned	Famous Footwear and Brand Portfolio	Principal corporate, executive, sales and administrative offices
United States, Canada, Guam and Italy	Leased	Famous Footwear and Brand Portfolio	Retail operations
Chino, California (1)	Leased	Brand Portfolio	Distribution center
Lebanon, Tennessee (2)	Leased	Famous Footwear and Brand Portfolio	Distribution center
Lebec, California (3)	Leased	Famous Footwear	Distribution center
New York, New York	Leased	Brand Portfolio	Office space and showrooms
Bentonville, Arkansas	Leased	Brand Portfolio	Showrooms
Dallas, Texas	Leased	Brand Portfolio	Showrooms
Perth, Ontario (4)	Owned	Famous Footwear and Brand Portfolio	Distribution center
Putian, China; Minneapolis, Minnesota; Florence, Italy; Macau; Ho Chi Minh City, Vietnam; Hong Kong and Addis Ababa, Ethiopia	Leased	Brand Portfolio	Office space
Dongguan, China	Leased	Brand Portfolio	Office space and sample-making facility
Santiago, Dominican Republic	Leased	Brand Portfolio	Manufacturing facility
Port Washington, Wisconsin	Owned	Brand Portfolio	Manufacturing facility, office space, recrafting facility and warehouse
Port Washington, Wisconsin (5)	Leased	Brand Portfolio	Distribution center

(1)	This distribution center is approximately 725,000 square feet.

(2)	This distribution center is approximately 540,000 square feet.

(3)	This distribution center is approximately 350,000 square feet.

(4)	This distribution center is approximately 150,000 square feet.

(5)	This distribution center is approximately 38,000 square feet.

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

Refer to Note 18 to the consolidated financial statements for additional information related to the Redfield matter and other legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CAL.” As of February 3, 2018, we had 3,561 shareholders of record. The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid per share for each fiscal quarter during 2017 and 2016.

	2017			2016
			Dividend			Dividend
	Low	High	Paid	Low	High	Paid
1st Quarter	$24.86	$32.83	$0.07	$23.89	$29.49	$0.07
2nd Quarter	24.45	29.11	0.07	21.27	27.30	0.07
3rd Quarter	22.39	31.27	0.07	23.12	26.90	0.07
4th Quarter	26.54	34.34	0.07	24.14	36.61	0.07

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

Issuer Purchases of Equity Securities
The following table provides information relating to our repurchases of common stock during the fourth quarter of 2017:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet
	of Shares	Price Paid	of Publicly Announced	Be Purchased Under
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	the Program (2)
October 29, 2017 - November 25, 2017	—	$—	—	1,223,500
November 26, 2017 - December 30, 2017	4,588	32.04	—	1,223,500
December 31, 2017 - February 3, 2018	39,955	31.32	—	1,223,500
Total	44,543	$31.39	—	1,223,500

(1)
Reflects shares that were tendered by employees related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share purchases are not considered a part of our publicly announced stock repurchase program.

(2)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 225,000, 900,000 and 151,500 shares were repurchased during 2017, 2016 and 2015, respectively. Therefore, there were 1,223,500 shares authorized to be repurchased under the program as of February 3, 2018. Our repurchases of common stock are limited under our debt agreements.

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

Our fiscal year ends on the Saturday nearest to each January 31. Accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at February 2, 2013. The graph also assumes that all dividends were reinvested and that investments were held through February 3, 2018. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

*$100 invested on February 2, 2013 in stock or index, including reinvestment of dividends. Index calculated on daily basis.

	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018
Caleres, Inc.	$100.00	$139.82	$169.29	$161.75	$180.88	$176.73
Peer Group	100.00	118.77	135.05	124.09	124.01	160.33
S&P© SmallCap 600 Stock Index	100.00	127.03	134.85	128.53	173.52	197.95

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report. Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks, which can affect annual comparisons. Our 2017 fiscal year included 53 weeks, while our 2016, 2015, 2014 and 2013 fiscal years each included 52 weeks.

	2017	2016	2015	2014	2013
($ thousands, except per share amounts)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operations:
Net sales	$2,785,584	$2,579,388	$2,577,430	$2,571,709	$2,513,113
Cost of goods sold	1,616,935	1,517,397	1,529,627	1,531,609	1,498,825
Gross profit	1,168,649	1,061,991	1,047,803	1,040,100	1,014,288
Selling and administrative expenses	1,023,703	927,602	912,696	910,682	909,749
Restructuring and other special charges, net	4,915	23,404	—	3,484	1,262
Impairment of assets held for sale	—	—	—	—	4,660
Operating earnings	140,031	110,985	135,107	125,934	98,617
Interest expense	(18,089)	(15,111)	(16,589)	(20,445)	(21,254)
Loss on early extinguishment of debt	—	—	(10,651)	(420)	—
Interest income	764	1,380	899	379	377
Gain on sale of subsidiary	—	—	—	4,679	—
Earnings before income taxes	122,706	97,254	108,766	110,127	77,740
Income tax provision	(35,475)	(31,168)	(26,942)	(27,184)	(23,758)
Net earnings	87,231	66,086	81,824	82,943	53,982
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	—	(4,574)
Disposition/impairment of discontinued operations, net of tax	—	—	—	—	(11,512)
Net loss from discontinued operations	—	—	—	—	(16,086)
Net earnings	87,231	66,086	81,824	82,943	37,896
Net earnings (loss) attributable to noncontrolling interests	31	428	345	93	(177)
Net earnings attributable to Caleres, Inc.	$87,200	$65,658	$81,479	$82,850	$38,073
Operations:
Return on net sales	3.1%	2.5%	3.2%	3.2%	1.5%
Return on beginning Caleres, Inc. shareholders' equity	14.2%	10.9%	15.1%	17.4%	9.0%
Dividends paid	$12,027	$12,104	$12,253	$12,237	$12,105
Purchases of property and equipment	$44,720	$50,523	$73,479	$44,952	$43,968
Capitalized software	$6,458	$9,039	$7,735	$5,086	$5,235
Depreciation and amortization (1)	$65,831	$57,857	$52,606	$54,015	$57,842
Per Common Share:
Basic earnings (loss) per common share:
From continuing operations	$2.03	$1.52	$1.86	$1.90	$1.25
From discontinued operations	—	—	—	—	(0.37)
Basic earnings per common share attributable to Caleres, Inc. shareholders	2.03	1.52	1.86	1.90	0.88
Diluted earnings (loss) per common share:
From continuing operations	2.02	1.52	1.85	1.89	1.25
From discontinued operations	—	—	—	—	(0.37)
Diluted earnings per common share attributable to Caleres, Inc. shareholders	2.02	1.52	1.85	1.89	0.88
Dividends paid	0.28	0.28	0.28	0.28	0.28
Ending Caleres, Inc. shareholders’ equity (2)	16.67	14.27	13.78	12.36	10.99

($ thousands, except per share amounts)	2017	2016	2015	2014	2013
Financial Position:
Receivables, net	$152,613	$153,121	$153,664	$136,646	$129,217
Inventories, net	569,379	585,764	546,745	543,103	547,531
Working capital	416,630	316,150	484,766	420,609	420,735
Property and equipment, net	212,799	219,196	179,010	149,743	143,560
Total assets	1,489,415	1,475,273	1,303,323	1,214,327	1,146,340
Borrowings under revolving credit agreement	—	110,000	—	—	7,000
Long-term debt	197,472	197,003	196,544	196,712	195,947
Caleres, Inc. shareholders’ equity	717,489	613,117	601,484	540,910	476,699
Average common shares outstanding – basic	41,801	42,026	42,455	42,071	41,356
Average common shares outstanding – diluted	41,980	42,181	42,656	42,274	41,653

All data presented reflects the fiscal year ended on the Saturday nearest to January 31. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information related to the selected financial data above.

(1)
Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized software, intangibles and debt issuance costs and debt discount. The amortization of debt issuance costs and debt discount is reflected within interest expense in our consolidated statements of earnings and totaled $1.8 million in 2017, $1.7 million in 2016, $1.2 million in 2015, $2.4 million in 2014 and $2.5 million in 2013.

(2)	Ending Caleres, Inc. shareholders' equity is calculated by dividing Caleres, Inc. shareholders' equity by common stock shares outstanding at the end of the respective periods.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Business Overview
We are a global footwear company with annual net sales of $2.8 billion. Our shoes are worn by people of all ages and from all walks of life. Our mission is to inspire people to feel good...feet first. We offer the consumer a powerful portfolio of footwear stores and global footwear brands. As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points. We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels. A combination of thoughtful planning and rigorous execution is key to our success in optimizing our business and portfolio of brands. Our business strategy is focused on continuing to evolve our portfolio of brands, driving profit growth to achieve our financial targets, investing in avenues of growth while refocusing our resources and remaining consumer centric.

Famous Footwear
Our Famous Footwear segment includes our Famous Footwear stores, Famous.com and beginning in March 2018, FamousFootwear.ca in Canada. Famous Footwear is one of America’s leading family–branded footwear retailers with 1,026 stores at the end of 2017 and net sales of $1.6 billion in 2017. Our focus for the Famous Footwear segment is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion and athletic footwear at a great price, coupled with exclusive products and engaging marketing programs.

Brand Portfolio
Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns. The segment is comprised of the Naturalizer, Sam Edelman, Allen Edmonds, Dr. Scholl's Shoes, LifeStride, Franco Sarto, Vince, Rykä, Fergie, Bzees, Carlos, Via Spiga and Diane von Furstenberg brands. Through these brands, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace. We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products. Our Brand Portfolio segment operates 236 retail stores in the United States, Canada, Guam and Italy for our Naturalizer, Allen Edmonds and Sam Edelman brands. This segment also includes our e-commerce businesses that sell our branded footwear.

Financial Highlights

The following is a summary of the financial highlights for 2017:

•
Consolidated net sales increased $206.2 million, or 8.0%, to $2,785.6 million in 2017, compared to $2,579.4 million last year, with increases from both of our segments. Our Allen Edmonds business contributed $154.3 million of this increase.

•
Consolidated operating earnings increased $29.0 million, or 26.2%, to $140.0 million in 2017, compared to $111.0 million last year, primarily driven by an increase in net sales and an improved gross profit rate, partially offset by higher selling and administrative expenses.

•	Consolidated net earnings attributable to Caleres, Inc. were $87.2 million, or $2.02 per diluted share, in 2017, compared to $65.7 million, or $1.52 per diluted share, last year.

•
Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Our 2017 fiscal year included 53 weeks, while both our 2016 and 2015 fiscal years had only 52 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons. The inclusion of the 53rd week in 2017 resulted in an increase to our consolidated net sales of $23.4 million and had an immaterial impact on net earnings.

•
We continue to improve our balance sheet. In late 2016, we used approximately $260.0 million of proceeds from our revolving credit agreement to fund the Allen Edmonds acquisition. During 2017, we paid down the remaining $110.0 million of borrowings under our revolving credit agreement, driven by our strong operating cash flows. Our debt-to-capital ratio was 21.5% as of February 3, 2018, compared to 33.3% as of January 28, 2017.

The following items should be considered in evaluating the comparability of our 2017 and 2016 results:

•
Acquisition, integration and reorganization of men's brands – We incurred costs of $8.9 million ($5.6 million on an after-tax basis, or $0.13 per diluted share) during 2017 related to the acquisition, integration and reorganization of men's brands. Approximately $4.0 million was recorded in restructuring and other special charges. An additional $4.9 million related to the amortization of the inventory adjustment required for purchase accounting was included in cost of goods sold. During 2016, we incurred costs of $7.0 million ($5.7 million on an after-tax basis, or $0.13 per diluted share) related to the acquisition and integration of Allen Edmonds. Approximately $5.8 million was recorded in restructuring and other special charges. An additional $1.2 million related to the amortization of the inventory adjustment required for purchase accounting was included in cost of goods sold. Refer to Note 2 and Note 4 to the consolidated financial statements for additional information.

•
Retail operations restructuring – We incurred costs of $0.9 million ($0.6 million on an after-tax basis, or $0.02 per diluted share) during 2017 associated with the restructuring of our retail operations. Refer to Note 4 to the consolidated financial statements for further discussion.

•
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Though the individual components of the Act resulted in significant adjustments to both our income tax provision and the income tax balances, the overall net impact to our income tax provision as a result of the Act was a benefit of $0.3 million. Refer to Note 6 to the consolidated financial statements for further discussion.

•
Impairment of Shoes.com note receivable – During 2016, we incurred costs of $8.0 million ($4.9 million on an after-tax basis, or $0.11 per diluted share) primarily associated with the impairment of the convertible note received as partial consideration in the 2014 disposition of Shoes.com. Refer to Note 4 to the consolidated financial statements for additional information.

•
Impairment of investment in nonconsolidated affiliate – During 2016, we incurred an impairment charge of $7.0 million ($7.0 million on an after-tax basis, or $0.16 per diluted share) related to our investment in a nonconsolidated affiliate. Refer to Note 4 to the consolidated financial statements for further discussion.

•
Brand Portfolio business exits and restructuring – During 2016, we incurred costs of $4.2 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) primarily related to the planned exit of our international e-commerce business and other restructuring. Approximately $2.6 million was included in restructuring and other special charges and $1.6 million was included in cost of goods sold. Refer to Note 4 to the consolidated financial statements for additional information.
Outlook for 2018
During 2017, we focused on speed-to-market, speed-to-consumer, e-commerce growth and the diversification of our portfolio of brands, delivering successful results in the midst of a changing retail landscape. In 2018, we will continue to focus on these strategic initiatives, investing in our brands with a consumer-direct perspective, such as Famous Footwear, Naturalizer, Sam Edelman and Allen Edmonds. We expect both our same-store sales at Famous Footwear and our Brand Portfolio net sales will grow in the low single-digit percentage range in 2018. In addition, as a result of the Tax Cuts and Jobs Act, we expect to realize a lower effective tax rate of 25% to 26% in 2018.

Following are the consolidated results and results by segment for 2017, 2016 and 2015:

CONSOLIDATED RESULTS
	2017		2016		2015
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,785.6	100.0%	$2,579.4	100.0%	$2,577.4	100.0%
Cost of goods sold	1,617.0	58.0%	1,517.4	58.8%	1,529.6	59.3%
Gross profit	1,168.6	42.0%	1,062.0	41.2%	1,047.8	40.7%
Selling and administrative expenses	1,023.7	36.8%	927.6	36.0%	912.7	35.4%
Restructuring and other special charges, net	4.9	0.2%	23.4	0.9%	—	—%
Operating earnings	140.0	5.0%	111.0	4.3%	135.1	5.2%
Interest expense	(18.1)	(0.6)%	(15.1)	(0.6)%	(16.5)	(0.6)%
Loss on early extinguishment of debt	—	—	—	—%	(10.7)	(0.4)%
Interest income	0.8	0.0%	1.4	0.1%	0.9	0.0%
Earnings before income taxes	122.7	4.4%	97.3	3.8%	108.8	4.2%
Income tax provision	(35.5)	(1.3)%	(31.2)	(1.2)%	(27.0)	(1.0)%
Net earnings	87.2	3.1%	66.1	2.6%	81.8	3.2%
Net earnings attributable to noncontrolling interests	0.0	0.0%	0.4	0.0%	0.3	0.0%
Net earnings attributable to Caleres, Inc.	$87.2	3.1%	$65.7	2.6%	$81.5	3.2%

Net Sales
Net sales increased $206.2 million, or 8.0%, to $2,785.6 million in 2017, compared to $2,579.4 million last year. Our Brand Portfolio segment reported a $158.7 million, or 16.0%, increase in net sales, reflecting a $154.3 million increase in sales from the Allen Edmonds business we acquired in December 2016 and sales growth from our Sam Edelman, LifeStride, Vince and Naturalizer brands, partially offset by lower sales from our Via Spiga, Franco Sarto and Carlos brands. Net sales of our Famous Footwear segment increased $47.5 million, or 3.0%, primarily driven by a 1.4% increase in same-store sales (on a 52-week basis) and the impact of the 53rd week in 2017, which increased net sales by $19.7 million. The impact of the 53rd week was an increase to our consolidated net sales of $23.4 million.

Net sales increased $2.0 million, or 0.1%, to $2,579.4 million in 2016, compared to $2,577.4 million in 2015, primarily driven by our Famous Footwear segment, which reported a $17.4 million, or 1.1%, increase in net sales, reflecting a 0.6% increase in same-store sales and a net increase in new and closed stores. Net sales of our Brand Portfolio segment declined $15.5 million in 2016, driven by lower net sales of our Dr. Scholl's Shoes, Naturalizer and LifeStride brands, a portion of which reflects the planned reduction of lower margin categories, partially offset by higher sales from our Carlos, Vince and Rykä brands. Our Brand Portfolio retail sales benefited from the acquisition of Allen Edmonds, which contributed $24.3 million in net sales during 2016, but net sales were partially offset by a decrease in same-store sales of 2.9% and a lower Canadian dollar exchange rate.

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

Gross Profit
Gross profit increased $106.6 million, or 10.0%, to $1,168.6 million in 2017, compared to $1,062.0 million last year, reflecting higher sales volume, primarily driven by the inclusion of a full year of sales from our Allen Edmonds business, and the impact of the 53rd week in 2017. As a percentage of net sales, our gross profit rate increased to 42.0% in 2017, compared to 41.2% in 2016, primarily resulting from an improved mix of our retail versus wholesale sales and a better mix of higher margin brands within our Brand Portfolio segment. Gross profit rates on retail sales are higher than wholesale sales. In aggregate, retail and wholesale net sales were 69% and 31%, respectively, in 2017 compared to 67% and 33% in 2016. These improvements were partially offset by $4.9 million of incremental cost of goods sold in 2017 related to the amortization of the inventory adjustment required for purchase accounting from our Allen Edmonds acquisition in December 2016, compared to $1.2 million in 2016.

Gross profit increased $14.2 million, or 1.4%, to $1,062.0 million in 2016, compared to $1,047.8 million in 2015. As a percentage of net sales, our gross profit rate increased to 41.2% in 2016, compared to 40.7% in 2015, primarily resulting from an improved mix of our higher margin brands, including the planned exit of some lower margin categories, lower inventory markdowns and a higher consolidated mix of retail versus wholesale sales. In aggregate, retail and wholesale net sales were 67% and 33%, respectively, in 2016 compared to 66% and 34% in 2015. These improvements were partially offset by $1.2 million of incremental cost of goods sold related to the amortization of the inventory adjustment required for purchase accounting for the Allen Edmonds acquisition and $1.6 million of inventory markdowns associated with the planned exit of our China e-commerce business.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $96.1 million, or 10.4%, to $1,023.7 million in 2017, compared to $927.6 million last year, primarily driven by higher costs associated with our expanded store base, reflecting the impact of our Allen Edmonds business, incremental expenses associated with the 53rd week and higher cash and stock-based incentive compensation. As a percentage of net sales, selling and administrative expenses increased to 36.8% in 2017 from 36.0% last year.

Selling and administrative expenses increased $14.9 million, or 1.6%, to $927.6 million in 2016, compared to $912.7 million in 2015. The increase reflects higher costs attributable to our expanded store base, including our Allen Edmonds business acquired in the fourth quarter of 2016, and higher warehouse and distribution costs, due in part to our expanded distribution center in Lebanon, Tennessee, partially offset by lower expenses related to cash-based incentive compensation. As a percentage of net sales, selling and administrative expenses were 36.0% in 2016 and 35.4% in 2015.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $4.9 million were incurred in 2017, including $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share) for integration and reorganization costs, primarily for professional fees and severance expense, related to our men's business, and $0.9 million of costs associated with the restructuring of our retail operations. Restructuring and other special charges of $23.4 million were incurred in 2016, related to the impairment of the Shoes.com note receivable, the impairment of our investment in a nonconsolidated affiliate, the acquisition and integration of Allen Edmonds, the planned exit of our China e-commerce business and other organizational changes within our Brand Portfolio segment. There were no restructuring and other special charges in 2015. Refer to Note 4 to the consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings increased $29.0 million, or 26.2%, to $140.0 million in 2017, compared to $111.0 million last year, primarily reflecting the full year impact of the Allen Edmonds business in 2017, as well as improved operating results at Famous Footwear.

Operating earnings decreased $24.1 million, or 17.9%, to $111.0 million in 2016, compared to $135.1 million in 2015, primarily driven by an increase in restructuring and other special charges, partially offset by a higher gross profit rate. Operating earnings at our Famous Footwear segment declined $25.3 million, reflecting lower product margins and higher rent, freight and distribution expenses. However, we achieved a $9.6 million improvement in operating earnings at our Brand Portfolio segment, driven by gross margin expansion.

Interest Expense
Interest expense increased $3.0 million, or 19.7%, to $18.1 million in 2017, compared to $15.1 million last year, reflecting higher interest expense on our revolving credit agreement, which was used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016. Obligations under the revolving credit agreement were fully paid off during the fourth quarter of 2017. In addition, we capitalized interest of $1.4 million in 2016 associated with the expansion and modernization of our Lebanon, Tennessee distribution center, with no interest capitalized in 2017.

Interest expense decreased $1.4 million, or 8.9%, to $15.1 million in 2016, compared to $16.5 million in 2015. In 2016 and 2015, we capitalized interest of $1.4 million and $0.3 million, respectively, associated with the expansion and modernization of our Lebanon, Tennessee distribution center that was completed in 2016. The decrease in interest expense in 2016 also reflects lower interest expense on our senior notes as a result of the 2015 redemption of our senior notes due in 2019 ("2019 Senior Notes") and the issuance of senior notes due in 2023 ("2023 Senior Notes") reducing our interest rate from 7.125% to 6.25%, as further discussed in Liquidity and Capital Resources, partially offset by higher interest on our revolving credit agreement, which was used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016.

Loss on Early Extinguishment of Debt
During 2015, we incurred a loss of $10.7 million related to the redemption of our 2019 senior notes prior to maturity, as further discussed in Note 11 to the consolidated financial statements, with no corresponding costs in 2017 or 2016.

Income Tax Provision
Our consolidated effective tax rate was 28.9% in 2017, compared to 32.0% in 2016 and 24.8% in 2015. Our consolidated effective tax rate is generally below the federal statutory rate because our foreign earnings are subject to lower statutory tax rates.  In 2017, our effective tax rate was also impacted by the Tax Cuts and Jobs Act (the "Act" or "income tax reform"), as further discussed in Note 6 to the consolidated financial statements, and several discrete tax benefits, which totaled $2.3 million for the year. Our discrete tax benefits included $1.3 million related to share-based compensation as a result of the adoption of ASU 2016-09 during 2017, which requires prospective recognition of excess tax benefits and deficiencies in the statements of earnings, as further discussed in Note 1 to the consolidated financial statements.  If the discrete tax benefits had not been recognized, the Company's full fiscal year 2017 effective tax rate would have been 30.8%, which is lower than 2016, reflecting a higher mix of international earnings in the Company's lowest tax rate jurisdictions and the impact of tax reform.

In 2016, our effective tax rate was also impacted by several discrete tax benefits, including the settlement of certain federal and state tax matters, reductions of the valuation allowance related to capital loss carryforwards, and other adjustments, which totaled $2.5 million for the year. If these discrete tax benefits had not been recognized, the Company's full fiscal year 2016 effective tax rate would have been 34.6%, which is higher than 2015, driven by the non-deductibility of certain acquisition and integration expenses and other restructuring items.

Refer to Note 6 to the consolidated financial statements for additional information regarding our tax rates. As a result of income tax reform, we expect to realize a lower annual effective tax rate for 2018 and beyond. For 2018, we anticipate an effective tax rate between 25% and 26%.

Net Earnings Attributable to Caleres, Inc.
We reported net earnings attributable to Caleres, Inc. of $87.2 million in 2017, compared to $65.7 million last year and $81.5 million in 2015.

Geographic Results
We have both domestic and foreign operations. Domestic operations include the nationwide operation of our Famous Footwear and other branded retail footwear stores, the wholesale distribution of footwear to numerous retail customers and the operation of our e-commerce websites. Foreign operations primarily consist of wholesale operations in the Far East and Canada, retail operations in Canada and Italy and the operation of our international e-commerce websites. In addition, we license certain of our trademarks to third parties who distribute and/or operate retail locations internationally. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and earnings before income taxes was as follows:

	2017		2016		2015
		Earnings Before		Earnings Before		Earnings Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$2,611.5	$78.2	$2,385.1	$60.9	$2,342.6	$68.2
Foreign	174.1	44.5	194.3	36.4	234.8	40.6
	$2,785.6	$122.7	$2,579.4	$97.3	$2,577.4	$108.8

As a percentage of sales, the pre-tax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion of the unallocated corporate administrative and other costs in domestic earnings.

FAMOUS FOOTWEAR
	2017		2016		2015
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,637.6	100.0%	$1,590.1	100.0%	$1,572.7	100.0%
Cost of goods sold	913.2	55.8%	887.5	55.8%	866.0	55.1%
Gross profit	724.4	44.2%	702.6	44.2%	706.7	44.9%
Selling and administrative expenses	631.6	38.6%	618.9	38.9%	597.7	38.0%
Restructuring and other special charges, net	0.6	0.0%	—	—%	—	—%
Operating earnings	$92.2	5.6%	$83.7	5.3%	$109.0	6.9%

Key Metrics
Same-store sales % change (on a 52-week basis)	1.4%		0.6%		1.9%
Same-store sales $ change (on a 52-week basis)	$21.7		$9.7		$27.9
Sales change from 53rd week	$19.7		$—		$—
Sales change from new and closed stores, net (on a 52-week basis)	$5.5		$7.9		$2.9
Impact of changes in Canadian exchange rate on sales	$0.6		$(0.2)		$(1.7)
Sales change of Shoes.com (sold in December 2014)	N/A		N/A		$(45.7)

Sales per square foot, excluding e-commerce (on a 52-week basis)	$218		$216		$217
Square footage (thousands sq. ft.)	6,972		6,986		6,949

Stores opened	34		49		50
Stores closed	63		40		42
Ending stores	1,026		1,055		1,046

Net Sales
Net sales increased $47.5 million, or 3.0%, to $1,637.6 million in 2017, compared to $1,590.1 million last year, primarily driven by a 1.4% increase in same-store sales and the impact of the 53rd week in 2017. Famous Footwear experienced growth in e-commerce sales and reported improvement in the online conversion rate, due in part to the successful implementation of our buy online, pick up in store initiative in early 2017. Strong e-commerce sales were partially offset by a decline in customer traffic at our retail store locations. The segment experienced sales growth in lifestyle athletic and sport-influenced product. Sales per square foot, excluding e-commerce, increased 1.1% to $218, compared to $216 last year. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment's sales, with approximately 75% of our net sales to Rewards members in both 2017 and 2016, and 74% in 2015.

Net sales increased $17.4 million, or 1.1%, to $1,590.1 million in 2016, compared to $1,572.7 million in 2015. During 2016, the increase was primarily driven by a 0.6% increase in same-store sales and a net increase in new and closed stores. Famous Footwear experienced an increase in e-commerce sales of more than 50% and reported improvement in both online conversion rate and customer traffic, due in part to the expansion of our in-store fulfillment program. Strong e-commerce sales were partially offset by a decline in customer traffic at our retail store locations. The segment experienced sales growth in the lifestyle athletic and sport-influenced product, while boot sales declined. Sales per square foot, excluding e-commerce, decreased 0.8% to $216, compared to $217 in 2015.

Gross Profit
Gross profit increased $21.8 million, or 3.1%, to $724.4 million in 2017, compared to $702.6 million last year due to higher net sales. As a percentage of net sales, our gross profit rate remained consistent at 44.2%. During 2017, our gross profit rate was positively impacted by higher product margins, offset by higher promotional point redemptions by our Rewards members, due to the growth of that program.

Gross profit decreased $4.1 million, or 0.6%, to $702.6 million in 2016 compared to $706.7 million in 2015 due to a lower gross profit rate, partially offset by higher sales. As a percentage of net sales, our gross profit rate declined to 44.2% in 2016 compared to 44.9% in 2015. The decrease in our gross profit rate reflects higher freight expense due to growth in our Famous.com business and the in-store fulfillment program as well as lower initial product margins in certain categories, including athletic and boots.

Selling and Administrative Expenses
Selling and administrative expenses increased $12.7 million, or 2.1%, to $631.6 million during 2017, compared to $618.9 million last year. The increase was primarily driven by an incremental week of expenses associated with the 53rd week in 2017 and higher expenses related to cash-based incentive compensation, partially offset by lower marketing costs. As a percentage of net sales, selling and administrative expenses decreased to 38.6% in 2017 from 38.9% last year.

Selling and administrative expenses increased $21.2 million, or 3.5%, to $618.9 million during 2016, compared to $597.7 million in 2015. The increase reflects higher rent and facilities charges attributable to our expanded store base and higher warehouse and distribution costs, primarily related to our expanded distribution center in Lebanon, Tennessee, partially offset by lower expenses related to cash-based incentive compensation. As a percentage of net sales, selling and administrative expenses increased to 38.9% in 2016 from 38.0% in 2015.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges of $0.6 million in 2017 related to the restructuring of our retail operations, as further discussed in Note 4 to the consolidated financial statements, with no corresponding costs in 2016 or 2015.

Operating Earnings
Operating earnings increased $8.5 million, or 10.1%, to $92.2 million for 2017, compared to $83.7 million last year, reflecting the growth in net sales and other factors named above. As a percentage of net sales, our operating earnings increased to 5.6% for 2017 from 5.3% for 2016.

Operating earnings decreased $25.3 million, or 23.2%, to $83.7 million for 2016, compared to $109.0 million in 2015. As a percentage of net sales, our operating earnings decreased to 5.3% for 2016, compared to 6.9% for 2015.

BRAND PORTFOLIO
	2017		2016		2015
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,148.0	100.0%	$989.3	100.0%	$1,004.8	100.0%
Cost of goods sold	703.8	61.3%	629.9	63.7%	663.7	66.1%
Gross profit	444.2	38.7%	359.4	36.3%	341.1	33.9%
Selling and administrative expenses	362.4	31.6%	279.3	28.2%	274.5	27.3%
Restructuring and other special charges, net	1.6	0.1%	3.9	0.4%	—	—%
Operating earnings	$80.2	7.0%	$76.2	7.7%	$66.6	6.6%

Key Metrics
Wholesale/retail sales mix (%) (1)	74%/26%		85%/15%		87%/13%
Change in wholesale net sales ($) (1)	$(1.7)		$(38.4)		$32.5
Unfilled order position at year-end (1)	$262.1		$263.1		$274.4

Same-store sales % change (on a 52-week basis) (2)	6.4%		(2.9)%		(0.7)%
Same-store sales $ change (on a 52-week basis) (2)	$7.5		$(3.4)		$(0.8)
Sales change from 53rd week (1)	$3.7		$—		$—
Sales change from new and closed stores, net (on a 52-week basis)	$22.2		$7.8		$(1.8)
Sales change from acquired Allen Edmonds retail stores (on a 52-week basis) (3)	$126.0		$19.3		N/A
Impact of changes in Canadian exchange rate on retail sales	$1.0		$(0.8)		$(7.6)

Sales per square foot, excluding e-commerce (on a 52-week basis) (2)	$327		$314		$343
Square footage, end of year (thousands sq. ft.) (4)	405		409		294

Stores opened (1)	15		77		7
Stores closed (1)	13		8		13
Ending stores (1)	236		234		165

(1)	These metrics include our Allen Edmonds business acquired in the fourth quarter of 2016. Refer to Note 2 to the consolidated financial statements for additional information.

(2)	These metrics exclude our Allen Edmonds business since the business was not included in our operations in the prior year comparative period.

(3)	This metric represents net sales from our 69 acquired Allen Edmonds retail stores.

(4)	This metric includes our Allen Edmonds retail stores, which total approximately 123,000 and 107,000 square feet at February 3, 2018 and January 28, 2017, respectively.

Net Sales
Net sales increased $158.7 million, or 16.0%, to $1,148.0 million in 2017, compared to $989.3 million last year. The increase was driven by higher net sales of $154.3 million from our Allen Edmonds business, which was acquired in the fourth quarter of 2016, and higher net sales of our Sam Edelman, LifeStride, Vince and Naturalizer brands, partially offset by lower sales from our Via Spiga, Franco Sarto and Carlos brands. Our retail net sales benefited from our acquired Allen Edmonds retail stores, a net increase in new and closed stores, an increase in same-store sales of 6.4% and the impact of the 53rd week in 2017. We opened 15 stores and closed 13 stores during 2017, resulting in a total of 236 stores at the end of 2017. Sales per square foot, excluding e-commerce, increased 3.9% to $327, compared to $314 last year. Our unfilled order position for our wholesale business decreased $1.0 million, or 0.4%, to $262.1 million at the end of 2017, compared to $263.1 million at the end of last year.

Net sales decreased $15.5 million, or 1.5%, to $989.3 million in 2016, compared to $1,004.8 million in 2015. The decrease was driven by lower net sales of our Dr. Scholl's Shoes, Naturalizer and LifeStride brands, partially offset by higher sales from our Carlos, Vince and Rykä brands. Allen Edmonds contributed $24.3 million in net sales during 2016. Our retail net sales benefited from an increase in sales from new and closed stores driven primarily by our acquisition of Allen Edmonds, partially offset by a decrease in same-store sales of 2.9% and a lower Canadian dollar exchange rate. We opened eight stores and acquired 69 Allen Edmonds stores, and closed eight stores during 2016, resulting in a total of 234 stores at the end of 2016. Sales per square foot, excluding e-commerce, decreased 8.4% to $314 compared to $343 in 2015. Our unfilled order position for our wholesale sales decreased $11.3 million, or 4.1%, to $263.1 million at the end of 2016, compared to $274.4 million at the end of 2015.

Gross Profit
Gross profit increased $84.8 million, or 23.6%, to $444.2 million in 2017, compared to $359.4 million last year, primarily as a result of the recently acquired Allen Edmonds business. As a percentage of sales, our gross profit rate increased to 38.7% in 2017, compared to 36.3% last year primarily resulting from a higher mix of retail versus wholesale sales in 2017. Our retail operations have a higher gross profit rate than our wholesale business. The Brand Portfolio segment recognized $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) in cost of goods sold during 2017 related to the amortization of the Allen Edmonds inventory fair value adjustment required for purchase accounting, compared to $1.2 million in 2016.

Gross profit increased $18.3 million, or 5.4%, to $359.4 million in 2016, compared to $341.1 million in 2015 driven by higher gross profit rate, partially offset by lower net sales and $1.2 million of incremental cost of goods sold related to the amortization of the inventory adjustment required for purchase accounting for our Allen Edmonds acquisition. We also incurred an incremental $1.6 million for inventory markdowns associated with the planned exit of our China e-commerce business. Our gross profit rate increased to 36.3% in 2016, compared to 33.9% in 2015 primarily resulting from an improved mix of higher margin brands, as well as the planned exit of some lower margin categories. We also experienced a higher mix of retail versus wholesale sales.

Selling and Administrative Expenses
Selling and administrative expenses increased $83.1 million, or 29.8%, to $362.4 million during 2017, compared to $279.3 million last year, primarily driven by higher costs associated with our expanded store base, reflecting the impact of our Allen Edmonds business, higher anticipated payments under our cash-based incentive plans and incremental expenses associated with the 53rd week. As a percentage of net sales, selling and administrative expenses increased to 31.6% in 2017 from 28.2% last year, reflecting the above named factors.

Selling and administrative expenses increased $4.8 million, or 1.7%, to $279.3 million during 2016, compared to $274.5 million in 2015, primarily driven by higher costs associated with our expanded store base, reflecting the impact of our recently acquired Allen Edmonds business, and an increase in warehouse expenses, partially offset by a decrease in anticipated payments under our cash-based incentive plans. As a percentage of net sales, selling and administrative expenses increased to 28.2% in 2016 from 27.3% in 2015, reflecting the above named factors.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $1.6 million were incurred in 2017 attributable to the integration and reorganization of our men's business and restructuring of our retail operations. In 2016, restructuring and other special charges were $3.9 million attributable to business exit and restructuring charges, certain Allen Edmonds acquisition and integration costs and other charges, with no corresponding costs in 2015. Refer to Note 2 and Note 4 to the consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings increased $4.0 million, or 5.2%, to $80.2 million in 2017, compared to $76.2 million last year, primarily reflecting the full year impact of our Allen Edmonds business, net of the incremental cost of goods sold adjustment of $4.9 million related to purchase accounting, and other factors named above. As a percentage of net sales, operating earnings decreased to 7.0% in 2017 compared to 7.7% last year.

Operating earnings increased $9.6 million, or 14.5%, to $76.2 million in 2016, compared to $66.6 million in 2015. As a percentage of net sales, operating earnings increased to 7.7% in 2016 compared to 6.6% in 2015.

OTHER
The Other category includes unallocated corporate administrative and other costs and recoveries. Costs of $32.4 million, $49.0 million, and $40.5 million were incurred in 2017, 2016 and 2015, respectively.

The $16.6 million decrease in costs in 2017 compared to 2016 was primarily a result of the following factors:

•	The non-recurrence of the $7.3 million impairment of the Shoes.com note receivable in 2016, as further discussed in Note 4 to the consolidated financial statements;

•	The non-recurrence of the $7.0 million impairment of the investment in a nonconsolidated affiliate in 2016, as further discussed in Note 4 to the consolidated financial statements; and

•	Lower costs associated with our acquisition and integration of Allen Edmonds, as further discussed in Note 2 and Note 4 to the consolidated financial statements.

The $8.5 million increase in costs in 2016 compared to 2015 was primarily a result of the following factors:

•	The impairment of the Shoes.com note receivable, as further discussed in Note 4 to the consolidated financial statements;

•	The impairment of the investment in a nonconsolidated affiliate, as further discussed in Note 4 to the consolidated financial statements; and

•	The costs associated with our acquisition and integration of Allen Edmonds, as further discussed in Note 2 and Note 4 to the consolidated financial statements; partially offset by

•	Lower expenses related to our cash-based variable compensation plans for our directors and certain employees; and

•	Lower consulting expenses related to new brand launches.

RESTRUCTURING AND OTHER INITIATIVES
During 2017, we incurred restructuring and other special charges of $4.9 million, including $4.0 million related to the integration and reorganization of our men's business and $0.9 million associated with the restructuring of our retail operations. During 2016, we incurred restructuring and other special charges of $23.4 million, including $8.0 million primarily related to the impairment of the Shoes.com note receivable, $7.0 million related to the impairment of our investment in a nonconsolidated affiliate, $5.8 million of costs associated with the acquisition and integration of Allen Edmonds, and $2.6 million of costs associated with the planned exit of our international e-commerce business and other restructuring. There were no restructuring and other special charges in 2015. Refer to the Financial Highlights section above and Note 2 and Note 4 to the consolidated financial statements for additional information related to these charges.

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

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	February 3, 2018	January 28, 2017	(Decrease) Increase
Borrowings under revolving credit agreement	$—	$110.0	$(110.0)
Long-term debt	197.5	197.0	0.5
Total debt	$197.5	$307.0	$(109.5)

Total debt obligations decreased $109.5 million to $197.5 million at the end of 2017, compared to $307.0 million at the end of last year, as we paid down all of the borrowings under our revolving credit agreement that was used to fund the acquisition of Allen Edmonds. Interest expense in 2017 was $18.1 million, compared to $15.1 million in 2016 and $16.5 million in 2015. The increase in interest expense in 2017 was attributable to higher average borrowings under our revolving credit agreement due to the acquisition of Allen Edmonds. The decrease in interest expense in 2016 primarily reflects a $1.1 million increase in capitalized interest associated with the expansion and modernization of our Lebanon, Tennessee distribution center that was completed in the fourth quarter of 2016. In 2016 and 2015, we capitalized interest of $1.4 million and $0.3 million, respectively, associated with the distribution center. The decrease in interest expense in 2016 also reflects lower interest on our senior notes as a result of the redemption of our senior notes due in 2019 ("2019 Senior Notes") and the issuance of senior notes due in 2023 ("2023 Senior Notes") during 2015, reducing our interest rate from 7.125% to 6.25% as further described below, partially offset by higher average borrowings under our revolving credit agreement, which was used to fund the acquisition of Allen Edmonds.

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

We were in compliance with all covenants and restrictions under the Credit Agreement as of February 3, 2018. Refer to further discussion regarding the Credit Agreement in Note 11 to the consolidated financial statements.

At February 3, 2018, we had no borrowings and $10.4 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $535.2 million at February 3, 2018.

$200 Million Senior Notes
As further discussed in Note 11 to the consolidated financial statements, on July 20, 2015, we commenced a cash tender offer for our 2019 Senior Notes. The tender offer expired on July 24, 2015 and $160.7 million aggregate principal amount of the 2019 Senior Notes were tendered. The remaining $39.3 million aggregate principal amount of 2019 Senior Notes was redeemed on August 26, 2015. We incurred a loss on early extinguishment of debt of $10.7 million in 2015 in connection with the redemption of the 2019 Senior Notes.

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

The 2023 Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of February 3, 2018, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Working Capital and Cash Flow

	February 3, 2018	January 28, 2017
Working capital ($ millions) (1)	$416.6	$316.2
Current ratio (2)	1.97:1	1.60:1
Debt-to-capital ratio (3)	21.5%	33.3%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Working capital at February 3, 2018, was $416.6 million, which was $100.4 million higher than at January 28, 2017. The increase in working capital reflects the impact of the Allen Edmonds acquisition in 2016, which was funded initially with borrowings under our revolving credit agreement. A significant portion of the Allen Edmonds purchase price was allocated to intangible assets, which are noncurrent, while the entire purchase price was funded using current liabilities. We paid off the remaining borrowings under our revolving credit agreement during the fourth quarter of 2017. Our current ratio increased to 1.97 to 1 at February 3, 2018, from 1.60 to 1 at January 28, 2017, reflecting the above named factors. Our debt-to-capital ratio was 21.5% as of February 3, 2018, compared to 33.3% at January 28, 2017, primarily reflecting lower borrowings under our revolving credit agreement.

	2017	2016	Increase (Decrease) in Cash and Cash Equivalents
Net cash provided by operating activities	$191.4	$183.6	$7.8
Net cash used for investing activities	(51.2)	(319.4)	268.2
Net cash (used for) provided by financing activities	(131.8)	72.8	(204.6)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.2	0.1
Increase (decrease) in cash and cash equivalents	$8.7	$(62.8)	$71.5

At February 3, 2018, we had $64.0 million of cash and cash equivalents, over half of which represents the accumulated unremitted earnings of our foreign subsidiaries.

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $7.8 million higher in 2017 than last year, reflecting the following factors:

•	An increase in net income taxes, due in part to the impact of income tax reform;

•	Higher net earnings (after consideration of non-cash items);

•
An increase in accrued expenses and other liabilities compared to a decrease in 2016, driven by higher anticipated payments under our cash-based incentive compensation plans in 2017; partially offset by

•
An increase in prepaid expenses and other current and noncurrent assets in 2017 compared to a decrease in 2016, primarily due to higher prepaid rent in 2017 compared to 2016, reflecting a shift in the timing of rent payment due dates relative to the end of our fiscal year.

Cash used for investing activities was $268.2 million lower in 2017 than last year, reflecting the $260 million acquisition of Allen Edmonds in 2016, as further discussed in Note 2 to the consolidated financial statements, and lower purchases of property and equipment in 2017. In 2018, we expect purchases of property and equipment and capitalized software of approximately $50 million.

Cash used for financing activities was $204.6 million higher in 2017 than last year, as we paid off the borrowings under our revolving credit agreement, which funded our Allen Edmonds acquisition. In addition, we repurchased fewer shares under our stock repurchase program during 2017.

We paid dividends of $0.28 per share in each of 2017, 2016 and 2015. The 2017 dividends marked the 95th year of consecutive quarterly dividends. On March 8, 2018, the Board of Directors declared a quarterly dividend of $0.07 per share, payable April 2, 2018, to shareholders of record on March 19, 2018, marking the 380th consecutive quarterly dividend to be paid by the Company. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Revenue Recognition
Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax. Wholesale sales are recorded, net of returns, allowances and discounts, generally when the merchandise has been shipped and title and risk of loss have passed to the customer. Revenue for products sold that are shipped directly to an individual consumer is recognized upon delivery to the consumer. Reserves for projected merchandise returns, discounts and allowances are determined based on historical experience and current expectations. Revenue is recognized on license fees related to Company-owned brand-names, where the Company is the licensor, when the related sales of the licensee are made. As further discussed in Note 1 to the consolidated financial statements, we will adopt Accounting Standards Codification ("ASC") 606, Revenue with Contracts from Customers, in the first quarter of 2018, which will change how revenue is recognized for certain aspects of our business.

Inventories
Inventories are our most significant asset, representing approximately 38% of total assets at the end of 2017. We value inventories at the lower of cost and net realizable value with 85% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices. At our Famous Footwear segment and certain retail operations within our Brand Portfolio segment, we recognize markdowns when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes the gross profit rates at our Famous Footwear segment and, to a lesser extent, our Brand Portfolio segment to be lower than the initial markup during periods when permanent price reductions are taken to clear product. Within our Brand Portfolio segment, we generally provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross profit rate. We believe these policies reflect the difference in operating models between our Famous Footwear segment and our Brand Portfolio segment. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The Brand Portfolio segment generally relies on permanent price reductions to clear slower-moving inventory.

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

On December 22, 2017, the Tax Cuts and Jobs Act ("the Act") was signed into law, making significant changes to the U.S. Internal Revenue Code. In response to the Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We have accounted for the Act in accordance with the provisions of SAB 118. Refer to Note 6 to the consolidated financial statements for additional information regarding the impact of the Act and SAB 118.

We evaluate our foreign investment opportunities and plans, as well as our foreign working capital needs, to determine the level of investment required and, accordingly, determine the level of foreign earnings that we consider indefinitely reinvested. Based upon that evaluation, earnings of our foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Act. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.

As of February 3, 2018, we have net operating loss and other carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

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

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. In accordance with ASC 350, Intangibles-Goodwill and Other, a company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired. If, after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, goodwill impairment is recognized for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We perform impairment tests during the fourth quarter of each fiscal year unless events indicate an interim test is required. Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

We elected to bypass the optional qualitative assessment in 2017. We reviewed goodwill for impairment utilizing a discounted cash flow analysis as of the first day of the fourth quarter of 2017. A fair value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of our reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of the reporting unit is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expenses, capital expenditures, depreciation, amortization and working capital requirements are based on the past performance of the reporting units as well as our internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. We also considered assumptions that market participants may use. The estimate of the fair values of our reporting units is based on the best information available to us as of the date of the assessment. In our quantitative assessments of goodwill, our net sales and earnings projections, growth rates and discount rates require significant management judgment and are the assumptions to which the fair value calculation is the most sensitive. Changes in any of these assumptions, including the impact of external factors such as interest rates, could result in the calculated fair value falling below the carrying value in future assessments.

We tested our indefinite-lived intangible assets utilizing the relief-from-royalty method to determine the estimated fair value of each indefinite-lived intangible asset. The relief-from-royalty method estimates the theoretical royalty savings from ownership of the intangible asset. Key assumptions used in our assessments include net sales projections, discount rates and royalty rates. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  The net sales projections, discount rates and royalty rates utilized in our quantitative assessments of indefinite-lived intangible assets require significant management judgment and are the assumptions to which the fair value calculation is most sensitive. Changes in any of these assumptions could negatively impact the fair value calculation, potentially resulting in an impairment charge in future assessments.

The goodwill impairment testing and other indefinite-lived intangible asset impairment reviews were performed as of the first day of our fourth fiscal quarter and resulted in no impairment charges. The fair values of our reporting units and indefinite-lived intangible assets were substantially in excess of the carrying values as of our most recent impairment testing date, except for the reporting unit and indefinite-lived trademark associated with Allen Edmonds, which was acquired in December 2016. The relationship between the fair value and carrying value of a reporting unit or indefinite-lived trademark is influenced by many factors, including the length of time that has passed since the reporting unit or indefinite-lived trademark was initially acquired. Upon acquisition, the carrying value typically approximates its fair value. Therefore, the fair value of a recently acquired reporting unit or indefinite-lived trademark typically is not substantially in excess of its carrying value. Refer to Note 10 to the consolidated financial statements for additional information related to goodwill and intangible assets.

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

We determine our expense and obligations for retirement and other benefit plans based on assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors, such as turnover, retirement age and mortality, among others. Our assumptions reflect our historical experience and our best judgment regarding future expectations. Additional information related to our assumptions is as follows:

•
Expected long-term rate of return – The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each asset class. The weighted-average expected rate of return on plan assets used to determine our pension expense for 2017 was 8.00%. A decrease of 50 basis points in the weighted-average expected rate of return on plan assets would increase pension expense by approximately $1.7 million. The actual return on plan assets in a given year may differ from the expected long-term rate of return, and the resulting gain or loss is deferred and recognized into the plans’ expense over time.

•
Discount rate – Discount rates used to measure the present value of our benefit obligations for our pension and other postretirement benefit plans are based on a hypothetical bond portfolio constructed from a subset of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The weighted-average discount rate selected to measure the present value of our benefit obligations under our pension and other postretirement benefit plans was 4.0% for each. A decrease of 50 basis points in the weighted-average discount rate would have increased the projected benefit obligation of the pension and other postretirement benefit plans by approximately $29.2 million and $0.1 million, respectively.

•
Mortality table – As of February 3, 2018, we are using the RP-2014 Bottom Quartile tables, projected using generational scale MP-2017, an updated projection scale issued by the Society of Actuaries in 2017, grading to 0.75% by 2033, to estimate the plan liabilities. Actuarial gains, related to the change in mortality projection scale, reduced the projected benefit obligation by approximately $3.2 million as of February 3, 2018.

Refer to Note 5 to the consolidated financial statements for additional information related to our retirement and other benefit plans.

Impact of Prospective Accounting Pronouncements
Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of February 3, 2018.

CONTRACTUAL OBLIGATIONS
The table below sets forth our significant future obligations by time period. Further information on certain of these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of February 3, 2018 include the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$200.0	$—	$—	$—	$200.0
Interest on long-term debt (1)	75.0	12.5	25.0	25.0	12.5
Financial instruments (2)	(1.0)	(1.0)	—	—	—
Operating lease commitments (3)	865.4	177.1	273.1	186.1	229.1
Minimum license commitments	23.3	9.1	14.2	—	—
Purchase obligations (4)	633.0	614.5	11.4	1.8	5.3
Other (5)	33.3	6.0	8.0	4.6	14.7
Total (6)	$1,829.0	$818.2	$331.7	$217.5	$461.6

(1)
Interest obligations have been reflected based on our $200.0 million principal value of 2023 Senior Notes at a fixed interest rate of 6.25% as of fiscal year ended February 3, 2018. Refer to Note 11 to the consolidated financial statements.

(2)	Financial instruments reflect the net fair value of our foreign exchange forwards contracts. Refer to Note 13 and Note 14 to the consolidated financial statements.
(3)
The majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the minimum rent obligations, irrespective of our ability to reduce or terminate rental payments in the future, as noted. Refer to Note 12 to the consolidated financial statements.

(4)	Purchase obligations include agreements to purchase assets, goods or services that specify all significant terms, including quantity and price provisions.
(5)
Includes obligations for our supplemental executive retirement plan and other postretirement benefits, as discussed in Note 5 to the consolidated financial statements, one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as discussed in Note 6 to the consolidated financial statements, and other contractual obligations.

(6)
Excludes liabilities of $6.4 million, $2.3 million and $4.3 million for our non-qualified deferred compensation plan, deferred compensation plan for non-employee directors and restricted stock units for non-employee directors, respectively, due to the uncertain nature in timing of payments. Refer to Note 5, Note 14 and Note 16 to the consolidated financial statements.

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

At February 3, 2018, the fair value of our long-term debt is estimated at approximately $210.0 million based upon the pricing of our 2023 Senior Notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $5.0 million for our long-term debt at February 3, 2018.

Information appearing under the caption Risk Management and Derivatives in Note 13 and Fair Value Measurements in Note 14 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of February 3, 2018. The effectiveness of our internal control over financial reporting as of February 3, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Caleres, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Caleres, Inc.’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Caleres, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Caleres, Inc. as of February 3, 2018 and January 28, 2017, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended February 3, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated April 4, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

St. Louis, Missouri
April 4, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Caleres, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caleres, Inc. (the Company) as of February 3, 2018 and January 28, 2017, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended February 3, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated April 4, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1917.
St. Louis, Missouri
April 4, 2018

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$64,047	$55,332
Receivables, net of allowances of $27,098 in 2017 and $23,652 in 2016	152,613	153,121
Inventories, net of adjustment to last-in, first-out cost of $4,038 in 2017 and $4,345 in 2016	569,379	585,764
Income taxes	—	9,659
Prepaid expenses and other current assets	60,750	39,869
Total current assets	846,789	843,745
Prepaid pension costs	62,575	32,489
Property and equipment, net	212,799	219,196
Deferred income taxes	2,305	2,486
Goodwill	127,081	127,098
Intangible assets, net	212,087	216,660
Other assets	25,779	33,599
Total assets	$1,489,415	$1,475,273

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit agreement	$—	$110,000
Trade accounts payable	272,962	266,370
Employee compensation and benefits	45,226	44,644
Income taxes	8,222	3,599
Other accrued expenses	103,749	102,982
Total current liabilities	430,159	527,595
Other liabilities:
Long-term debt	197,472	197,003
Deferred rent	53,071	51,124
Income taxes	11,933	—
Deferred income taxes	50,667	52,702
Other liabilities	27,151	32,363
Total other liabilities	340,294	333,192
Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 43,031,689 and 42,963,219 shares outstanding, net of 3,055,106 and 3,123,576 treasury shares in 2017 and 2016, respectively	430	430
Additional paid-in capital	136,460	121,537
Accumulated other comprehensive loss	(15,170)	(30,434)
Retained earnings	595,769	521,584
Total Caleres, Inc. shareholders’ equity	717,489	613,117
Noncontrolling interests	1,473	1,369
Total equity	718,962	614,486
Total liabilities and equity	$1,489,415	$1,475,273
See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2017	2016	2015
Net sales	$2,785,584	$2,579,388	$2,577,430
Cost of goods sold	1,616,935	1,517,397	1,529,627
Gross profit	1,168,649	1,061,991	1,047,803
Selling and administrative expenses	1,023,703	927,602	912,696
Restructuring and other special charges, net	4,915	23,404	—
Operating earnings	140,031	110,985	135,107
Interest expense	(18,089)	(15,111)	(16,589)
Loss on early extinguishment of debt	—	—	(10,651)
Interest income	764	1,380	899
Earnings before income taxes	122,706	97,254	108,766
Income tax provision	(35,475)	(31,168)	(26,942)
Net earnings	87,231	66,086	81,824
Net earnings attributable to noncontrolling interests	31	428	345
Net earnings attributable to Caleres, Inc.	$87,200	65,658	81,479

Basic earnings per common share attributable to Caleres, Inc. shareholders	$2.03	$1.52	$1.86

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$2.02	$1.52	$1.85
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

($ thousands)	2017	2016	2015
Net earnings	$87,231	$66,086	$81,824
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	1,116	1,045	(224)
Pension and other postretirement benefits adjustments	18,794	(24,728)	(8,589)
Derivative financial instruments	1,101	(934)	168
Other comprehensive income (loss), net of tax	21,011	(24,617)	(8,645)
Comprehensive income	108,242	41,469	73,179
Comprehensive income attributable to noncontrolling interests	104	381	276
Comprehensive income attributable to Caleres, Inc.	$108,138	$41,088	$72,903
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2017	2016	2015
Operating Activities
Net earnings	$87,231	$66,086	$81,824
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45,799	39,419	35,428
Amortization of capitalized software	14,198	13,007	12,323
Amortization of intangibles	4,073	3,705	3,688
Amortization of debt issuance costs and debt discount	1,761	1,726	1,167
Loss on early extinguishment of debt	—	—	10,651
Share-based compensation expense	11,298	7,725	7,491
Excess tax benefit related to share-based plans	—	(2,251)	(2,651)
Loss (gain) on disposal of property and equipment	1,288	1,065	(1,963)
Impairment charges for property and equipment	3,775	1,586	2,761
Impairment of note receivable	—	7,281	—
Impairment of investment in nonconsolidated affiliate	—	7,000	—
Deferred rent	1,947	4,618	6,764
Deferred income taxes (benefit) provision	(1,424)	(5,303)	10,581
Provision for doubtful accounts	1,336	1,384	480
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	(828)	5,433	(17,438)
Inventories	18,099	13,835	(5,270)
Prepaid expenses and other current and noncurrent assets	(32,096)	14,226	(8,654)
Trade accounts payable	6,160	16,074	21,881
Accrued expenses and other liabilities	2,247	(15,051)	(1,865)
Income taxes, net	26,208	1,329	(10,308)
Other, net	303	728	2,262
Net cash provided by operating activities	191,375	183,622	149,152

Investing Activities
Purchases of property and equipment	(44,720)	(50,523)	(73,479)
Proceeds from disposal of property and equipment	—	—	7,433
Capitalized software	(6,458)	(9,039)	(7,735)
Acquisition cost, net of cash received	—	(259,932)	—
Net cash used for investing activities	(51,178)	(319,494)	(73,781)

Financing Activities
Borrowings under revolving credit agreement	454,000	623,000	198,000
Repayments under revolving credit agreement	(564,000)	(513,000)	(198,000)
Proceeds from issuance of 2023 senior notes	—	—	200,000
Redemption of 2019 senior notes	—	—	(200,000)
Dividends paid	(12,027)	(12,104)	(12,253)
Debt issuance costs	—	—	(3,650)
Acquisition of treasury stock	(5,993)	(23,139)	(4,921)
Issuance of common stock under share-based plans, net	(3,816)	(4,188)	(5,297)
Excess tax benefit related to share-based plans	—	2,251	2,651
Net cash (used for) provided by financing activities	(131,836)	72,820	(23,470)
Effect of exchange rate changes on cash and cash equivalents	354	233	(1,153)
Increase (decrease) in cash and cash equivalents	8,715	(62,819)	50,748
Cash and cash equivalents at beginning of year	55,332	118,151	67,403
Cash and cash equivalents at end of year	$64,047	$55,332	$118,151
See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Caleres, Inc. Shareholders’ Equity	Non-controlling Interests
	Common Stock
($ thousands, except number of shares and per share amounts)	Shares	Dollars						Total Equity
BALANCE JANUARY 31, 2015	43,752,031	$437	$138,957	$2,712	$398,804	$540,910	$712	$541,622
Net earnings					81,479	81,479	345	81,824
Foreign currency translation adjustment				(155)		(155)	(69)	(224)
Unrealized gain on derivative financial instruments, net of tax of $170				168		168		168
Pension and other postretirement benefits adjustments, net of tax of $5,537				(8,589)		(8,589)		(8,589)
Comprehensive income						72,903	276	73,179
Dividends ($0.28 per share)					(12,253)	(12,253)		(12,253)
Acquisition of treasury stock	(151,500)	(2)	(4,919)			(4,921)		(4,921)
Issuance of common stock under share-based plans, net	59,682	2	(5,299)			(5,297)		(5,297)
Excess tax benefit related to share-based plans			2,651			2,651		2,651
Share-based compensation expense			7,491			7,491		7,491
BALANCE JANUARY 30, 2016	43,660,213	$437	$138,881	$(5,864)	$468,030	$601,484	$988	$602,472
Net earnings					65,658	65,658	428	66,086
Foreign currency translation adjustment				1,092		1,092	(47)	1,045
Unrealized loss on derivative financial instruments, net of tax of $309				(934)		(934)		(934)
Pension and other postretirement benefits adjustments, net of tax of $15,766				(24,728)		(24,728)		(24,728)
Comprehensive income						41,088	381	41,469
Dividends ($0.28 per share)					(12,104)	(12,104)		(12,104)
Acquisition of treasury stock	(900,000)	(9)	(23,130)			(23,139)		(23,139)
Issuance of common stock under share-based plans, net	203,006	2	(4,190)			(4,188)		(4,188)
Excess tax benefit related to share-based plans			2,251			2,251		2,251
Share-based compensation expense			7,725			7,725		7,725
BALANCE JANUARY 28, 2017	42,963,219	$430	$121,537	$(30,434)	$521,584	$613,117	$1,369	$614,486
Net earnings					87,200	87,200	31	87,231
Foreign currency translation adjustment				1,043		1,043	73	1,116
Unrealized gain on derivative financial instruments, net of tax of $669				1,101		1,101		1,101
Pension and other postretirement benefits adjustments, net of tax of $12,801				18,794		18,794		18,794
Comprehensive income						108,138	104	108,242
Dividends ($0.28 per share)					(12,027)	(12,027)		(12,027)
Acquisition of treasury stock	(225,000)	(2)			(5,991)	(5,993)		(5,993)
Reclassification of stranded tax effects				(5,674)	5,674	—		—
Issuance of common stock under share-based plans, net	293,470	2	(3,818)			(3,816)		(3,816)
Cumulative-effect adjustment from adoption of ASU 2016-09			1,112		(671)	441		441
Share-based compensation expense			11,298			11,298		11,298
Conversion of restricted stock units for non-employee directors			6,331			6,331		6,331
BALANCE FEBRUARY 3, 2018	43,031,689	$430	$136,460	$(15,170)	$595,769	$717,489	$1,473	$718,962

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

The Company provides a broad offering of licensed, branded and private-label casual, dress and athletic footwear products to women, men and children. Footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,262 retail shoe stores in the United States, Canada, Guam and Italy, primarily under the Famous Footwear, Naturalizer and Allen Edmonds names. In addition, through its Brand Portfolio segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs. In 2017, approximately 69% of the Company’s net sales were at retail, compared to 67% in 2016 and 66% in 2015. Refer to Note 7 to the consolidated financial statements for additional information regarding the Company’s business segments.

The Company’s business is seasonal in nature due to consumer spending patterns with higher back-to-school and holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company’s earnings for the year.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Noncontrolling Interests
Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. The Company consolidates B&H Footwear Company Limited (“B&H Footwear”), a joint venture, into its consolidated financial statements. Net earnings attributable to noncontrolling interests represent the share of net earnings that are attributable to the B&H Footwear equity. Transactions between the Company and B&H Footwear have been eliminated in the consolidated financial statements. As further discussed in Note 17 to the consolidated financial statements, in 2016, the Company communicated its intention to dissolve the joint venture upon the expiration of the joint venture agreement in August 2017. The parties are in the process of dissolving their joint venture arrangements.

Accounting Period
The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal year 2017, which included 53 weeks, ended on February 3, 2018. Fiscal years 2016 and 2015, both of which included 52 weeks, ended on January 28, 2017 and January 30, 2016, respectively.

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

Receivables
The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability are further adjusted. The Company recognized a provision for doubtful accounts of $1.3 million in 2017, $1.4 million in 2016 and $0.5 million in 2015.

Customer allowances represent reserves against our wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances.  The Company estimates the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of our major retail customers.  Product returns and customer deductions are estimated using historical experience and anticipated future trends. Co-op advertising allowances are estimated based on customer agreements. The Company recognized a provision for customer allowances of $51.1 million in 2017, $45.2 million in 2016 and $47.4 million in 2015.

Customer discounts represent reserves against our accounts receivable for discounts that our wholesale customers may take based on meeting certain order, payment or return guidelines.  The Company estimates the reserves needed for customer discounts based upon customer net sales and respective agreement terms. The Company recognized a provision for customer discounts of $4.8 million in 2017, $3.6 million in 2016 and $2.6 million in 2015.

Inventories
All inventories are valued at the lower of cost and net realizable value with approximately 85% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $4.0 million and $4.3 million higher at February 3, 2018 and January 28, 2017, respectively. Refer to Note 8 to the consolidated financial statements for further discussion.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold. Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $89.7 million, $77.7 million and $70.4 million in 2017, 2016 and 2015, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred. Such sourcing and procurement costs totaled $23.1 million, $21.5 million and $23.9 million in 2017, 2016 and 2015, respectively.

The Company applies judgment in valuing inventories by assessing the net realizable value of inventories based on current selling prices. At the Famous Footwear segment and certain Brand Portfolio retail operations, markdowns are recognized when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes the gross profit rates at Famous Footwear and, to a lesser extent, Brand Portfolio to be lower than the initial markup during periods when permanent price reductions are taken to clear product. Within the Brand Portfolio segment, markdown reserves generally reduce the carrying values of inventories to a level where, upon sale of the product, the Company will realize its normal gross profit rate. The Company believes these policies reflect the difference in operating models between the Famous Footwear and Brand Portfolio segments. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The Brand Portfolio segment relies on permanent price reductions to clear slower-moving inventory.

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

Computer Software Costs
The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $22.3 million and $30.0 million of computer software costs as of February 3, 2018 and January 28, 2017, respectively, which are net of accumulated amortization of $123.0 million and $111.7 million as of the end of the respective periods.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest Expense
Capitalized Interest
Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. The Company capitalized interest of $1.4 million and $0.3 million in 2016 and 2015, respectively, related to its expansion and modernization project at its Lebanon, Tennessee distribution center, with no corresponding interest capitalized in 2017.

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

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company adopted the provisions of Accounting Standards Codification (“ASC”), Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired. If, after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. A fair value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the Company’s reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of the reporting unit is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expense, capital expenditures and working capital requirements are based on the Company's internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting units directly resulting from the use of its assets in its operations. Assumptions that market participants may use are also considered. The estimate of the fair values of the Company's reporting units is based on the best information available to the Company's management as of the date of the assessment. As further discussed below, during the third quarter of 2017, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill. Goodwill impairment is recorded if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit, not to exceed the carrying value of goodwill.

As a result of the acquisition of Allen Edmonds in 2016, the Company performed a quantitative assessment for the goodwill impairment test as of the first day of the fourth quarter of 2017. Based on the results of the most recent goodwill impairment quantitative assessment, the Company determined that the fair values of the reporting units exceeded the carrying values.

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

Investment in Nonconsolidated Affiliate
The Company has an investment in a nonconsolidated affiliate that is accounted for using the cost method. The investment's carrying value of $7.0 million was included in other assets on the consolidated balance sheets.  During 2016, the Company determined that the investment had an other-than-temporary decline in its fair value that exceeded its carrying value and recorded an impairment charge of $7.0 million, which is presented in restructuring and other special charges, net in the consolidated statements of earnings in 2016.

Self-Insurance Reserves
The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on available information as of February 3, 2018, the Company believes it has provided adequate reserves for its self-insurance exposure. As of February 3, 2018 and January 28, 2017, self-insurance reserves were $11.0 million and $10.4 million, respectively.

Revenue Recognition
Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax. Wholesale sales are recorded, net of returns, allowances and discounts, generally when the merchandise has been shipped and title and risk of loss have passed to the customer. Revenue for products sold that are shipped directly to an individual consumer is recognized upon delivery to the consumer. Reserves for projected merchandise returns, discounts and allowances are determined based on historical experience and current expectations. Revenue is recognized on license fees related to Company-owned brand-names, where the Company is the licensor, when the related sales of the licensee are made. As further discussed below, the Company will adopt ASC 606, Revenue with Contracts from Customers, in the first quarter of 2018, which will change how revenue is recognized for certain aspects of the Company's business.

Gift Cards
The Company sells gift cards to its consumers in its retail stores, through its Internet sites and at other retailers. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. The Company recognized $1.7 million of gift card breakage in 2017 and $0.7 million in 2016 and 2015.

Loyalty Program
The Company maintains a loyalty program (“Rewards”) at Famous Footwear, through which consumers earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, consumers are issued a savings certificate that may be redeemed for purchases at Famous Footwear. Savings certificates earned must be redeemed within stated expiration dates. In addition to the savings certificates, the Company also offers exclusive member discounts. The value of points and rewards earned by Famous Footwear’s Rewards program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates. Approximately 75% of net sales in the Famous Footwear segment were made to its Rewards members in both 2017 and 2016, compared to 74% in 2015. As of February 3, 2018 and January 28, 2017, the Company had a Rewards program liability of $8.1 million and $7.6 million, respectively, which is included in other accrued expenses on the consolidated balance sheets. As further discussed below, the adoption of ASC 606 in the first quarter of 2018 will have a material impact on the Rewards program liability.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable. After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores indicated as impaired are written down to fair value as calculated using a discounted cash flow method. The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $3.8 million in 2017, $1.6 million in 2016 and $2.8 million in 2015.

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

Total advertising and marketing expense was $83.6 million, $78.8 million and $78.4 million in 2017, 2016 and 2015, respectively. These costs were offset by co-op advertising allowances recovered by the Company’s retail business of $4.8 million, $4.1 million and $6.5 million in 2017, 2016 and 2015, respectively. Total co-op advertising costs reflected as a reduction of net sales were $10.0 million in

2017, $8.4 million in 2016 and $9.7 million in 2015. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $4.0 million and $2.3 million at February 3, 2018 and January 28, 2017, respectively.

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

As further discussed in Note 6 to the consolidated financial statements, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

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

Pension and Other Postretirement Benefits Adjustments
The Company determines the expense and obligations for retirement and other benefit plans using assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors. The Company determines the fair value of plan assets and benefit obligations as of the January 31 measurement date. The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total Caleres, Inc. shareholders’ equity and is recognized into the plans’ expense over time. Refer to additional information related to pension and other postretirement benefits in Note 5 and Note 15 to the consolidated financial statements.

Derivative Financial Instruments
The Company recognizes all derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and may enter into derivative transactions. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. Refer to additional information related to derivative financial instruments in Note 13, Note 14 and Note 15 to the consolidated financial statements.

Litigation Contingencies
The Company is the defendant in several claims and lawsuits arising in the ordinary course of business. The Company believes any of these ordinary- course-of-business proceedings will not have a material adverse effect on the consolidated financial position or results of operations. The Company accrues its best estimate of the cost of resolution of these claims. Legal defense costs of such claims are recognized in the period in which the costs are incurred. Refer to Note 18 to the consolidated financial statements for a further description of commitments and contingencies.

Environmental Matters
The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the facility. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. The Company's prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws to address conditions that may be identified in the future. Refer to Note 18 to the consolidated financial statements for a further description of specific properties.

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

Business Combination Accounting

The Company allocates the purchase price of an acquired entity to the assets and liabilities acquired based upon their estimated fair values at the business combination date. The Company also identifies and estimates the fair values of intangible assets that should be recognized as assets apart from goodwill. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company typically engages third-party valuation specialists to assist in the estimation of fair values for intangible assets other than goodwill, inventory and fixed assets. The carrying values of acquired receivables and trade accounts payable have historically approximated their fair values at the business combination date. With respect to other acquired assets and liabilities, the Company uses all available information to make the best estimates of their fair values at the business combination date.

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

Share-Based Compensation
The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted restricted stock, stock performance awards and stock options. Additionally, share-based grants may be made to non-employee members of the Board of Directors in the form of restricted stock units (“RSUs”) payable in cash or the Company's common stock at no cost to the non-employee member of the Board of Directors. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Stock options generally vest over four years, with 25% vesting annually and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for restricted stock is based on the fair value of the restricted stock on the date of grant and is generally recognized on a straight-line basis over a four-year vesting period. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the respective term of the award, or individual vesting portion of an award. Expense for the initial grant of RSUs is recognized ratably over the one-year vesting period based upon the fair value of the RSUs, and for cash-equivalent RSUs, is remeasured at the end of each period. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Refer to additional information related to share-based compensation in Note 16 to the consolidated financial statements.

Impact of Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires entities to measure inventory at "the lower of cost and net realizable value", simplifying the current guidance under which entities must measure inventory at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using the last-in, first-out (LIFO) method. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the ASU in the first quarter of 2017, which did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies accounting for certain aspects of share-based payments to employees, including income taxes, forfeitures and statutory income tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the ASU during the first quarter of 2017, which had the following impact to the consolidated financial statements:

•
The Company recognized excess tax benefits during 2017 of $1.3 million related to share-based plans, which are required to be recognized in the statements of earnings on a prospective basis. Prior to the adoption of the ASU, the excess tax benefit related to share-based plans was recorded in additional paid-in-capital.

•
The Company elected to adopt the provision of the ASU to account for forfeitures as they occur. This election was applied on a modified retrospective basis, resulting in a net increase to Caleres, Inc. shareholders' equity of $0.4 million.

•
The ASU requires cash flows from excess tax benefits related to share-based payments to be reported as operating activities in the consolidated statements of cash flows. The Company elected to adopt this provision on a prospective basis and as a result, the excess tax benefits related to share-based plans for 2016 and 2015 are presented as financing activities, while the benefit for 2017 is presented as an operating activity.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill. Under the ASU, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The ASU is effective prospectively for annual and interim impairment tests beginning after December 15, 2019, with early adoption permitted. The Company adopted the ASU during the third quarter of 2017, which had no impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which contains amendments that allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted the ASU during the fourth quarter of 2017, which resulted in the reclassification of $5.7 million from accumulated other comprehensive loss to retained earnings. The reclassification was comprised of a $5.9 million unrealized gain on pension and other postretirement benefits and a $0.2 million unrealized loss on derivative financial instruments.

Impact of Prospective Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued ASU 2015-14 to defer the effective date. Several ASUs to clarify the implementation guidance in ASU 2014-09 have also been issued.  Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company will adopt the ASUs during the first quarter of 2018 using the modified retrospective method.

The area most significantly impacted by the ASUs will be the value assigned to loyalty points issued under the Company's loyalty program for the Famous Footwear segment. The new standards will require a deferral of revenue associated with loyalty points using a relative stand-alone selling price method rather than the incremental cost approach the Company uses under the current standard. The standards allow entities to elect various practical expedients. The Company will elect the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. The Company will also elect the practical expedient to exclude sales and similar taxes collected from consumers from the measurement of the transaction price for its retail sales. Although adoption of the ASUs will result in a significant initial adjustment to deferred revenue related to loyalty points and require certain changes in presentation to the Company's consolidated balance sheets, it is not anticipated to significantly impact the Company's consolidated statements of earnings on an ongoing basis. The cumulative effect adjustment upon adoption of the ASUs in the first quarter of 2018 is expected to decrease the opening balance of retained earnings by approximately $5 million. While we are substantially complete with quantifying the impact of adopting the ASUs, the Company's assessment will be finalized during the first quarter of 2018.

The Company has also identified and implemented changes to its accounting policies and practices and accounting systems. In addition, specific controls over the evaluation of the impact of adoption of the ASUs have been designed and implemented, including, but not limited to, the calculation of the cumulative effect adjustment to retained earnings and disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company's implementation team is developing and executing the plan to adopt the ASU. The Company's accounting systems to comply with the requirements of the new standard have been upgraded and the Company is in the process of evaluating the impact of the standard on its leases and processes. The Company anticipates electing the package of practical expedients permitted within the ASU. Due to the large number of retail operating leases to which the Company is a party, the Company anticipates that the impact to its consolidated balance sheets upon adoption in the first quarter of 2019 will be material. The Company is still assessing the impact to the consolidated statements of earnings. As the impact of the ASU is non-cash in nature, the impact to the Company's consolidated statements of cash flows is not expected to be material. Adoption of the ASU is not expected to trigger non-compliance with any covenant or other restrictions under the provisions of any of the Company’s debt obligations. The Company is monitoring the proposed ASU, Targeted Improvements, Leases (ASC 842) that, if finalized as proposed, would provide an optional transition method that would allow the Company to only apply ASC 842 in the year of adoption and apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax effects of intercompany sales and intra-entity transfers of assets, other than inventory, when the transfer occurs. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The ASU will be adopted during the first quarter of 2018 using a modified retrospective approach. The adoption will require the Company to reclassify to retained earnings the tax impacts of intra-entity transfers of intangible assets that occurred prior to adoption. As a result, the Company will record a $5.4 million reduction to an income tax asset and a $5.1 million increase to deferred tax liabilities, with a corresponding reduction in retained earnings of $10.5 million.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Upon adoption of the ASU during the first quarter of 2018, the Company will separately present the components of net periodic benefit cost or income, excluding the service cost component, in non-operating expenses on a retrospective basis. Net periodic benefit income, excluding the service cost component, was $12.3 million, $15.0 million and $19.0 million for 2017, 2016 and 2015, respectively.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model in ASC 815 to better portray the economic results of an entity's risk management activities in its financial statements and simplifies the application of hedge accounting in certain situations. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will adopt the ASU in the first quarter of 2018, which is not expected to have a material impact on the Company's consolidated financial statements.

2.    ACQUISITION

Allen Edmonds
On December 13, 2016, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Apollo Investors, LLC (the "Seller") and Apollo Buyer Holding Company, Inc. (the "Holding Company"), pursuant to which the Company acquired all outstanding capital stock of Allen Edmonds ("Allen Edmonds"). The aggregate purchase price for the Allen Edmonds stock was $259.9 million, net of cash received of $0.7 million. The purchase was funded with cash and funds available under the Company's revolving credit agreement. Refer to Note 11 to the consolidated financial statements for additional information regarding the revolving credit agreement. The operating results of Allen Edmonds since December 13, 2016 have been included in the Company’s consolidated financial statements within the Brand Portfolio segment.

Allen Edmonds, founded in 1922, is a U.S.-based direct-to-consumer and wholesaler of premium men’s footwear, apparel, leather goods and accessories with a strong manufacturing heritage. The acquisition increased the Company's exposure in men’s footwear, solidifying a new revenue stream to drive overall growth.

During 2017, the Company incurred integration and reorganization costs totaling $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share), related to the men's business, as further discussed in Note 4 to the consolidated financial statements. During 2016, the Company incurred acquisition and integration costs of $5.8 million ($5.0 million on an after-tax basis, or $0.11 per diluted share), which were recorded as a component of restructuring and other special charges, net. Of the $5.8 million, $5.2 million was reflected within the Other category and $0.6 million was reflected within the Brand Portfolio segment. In addition, the Brand Portfolio segment recognized $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) in cost of goods sold in 2017 and $1.2 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) in 2016 related to the amortization of the inventory fair value adjustment required for purchase accounting. The inventory fair value adjustment was fully amortized as of July 29, 2017.

The assets and liabilities of Allen Edmonds were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The Company allocated the purchase price as of the acquisition date, December 13, 2016 as follows:

($ thousands)	December 13, 2016
ASSETS
Current assets:
Cash and cash equivalents	$668
Receivables	6,273
Inventories	52,364
Prepaid expense and other current assets	2,353
Total current assets	61,658
Other assets	1,060
Goodwill	113,127
Intangible assets	102,920
Property and equipment	32,243
Total assets	$311,008

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$12,256
Other accrued expenses	12,692
Total current liabilities	24,948
Deferred income taxes	25,109
Other liabilities	351
Total liabilities	50,408
Net assets	$260,600

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

A third-party valuation specialist assisted the Company with its fair value estimates for inventory, property and equipment and intangible assets other than goodwill. The Company estimated the fair value of inventories based on the estimated selling price of the work-in-process and finished goods acquired at the closing date, less the sum of the costs to complete the work-in-process, the costs of disposal and a reasonable profit allowance for the completion and post-transaction selling effort based on profit for similar finished goods. The book value of the raw materials acquired was considered a reasonable representation of fair value. With respect to other acquired assets and liabilities, the Company used all available information to make its best estimate of fair values at the acquisition date. The Company's allocation of purchase price was considered complete as of October 28, 2017.

Goodwill and intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to non-separable retail customer relationships, synergies and an assembled workforce and is not deductible for tax purposes. Refer to Note 10 to the consolidated financial statements for additional information regarding goodwill and intangible assets.

Allen Edmonds contributed $178.6 million of net sales in 2017 and $24.3 million during the period from the acquisition date through January 28, 2017.

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

(in $ thousands, except per share amounts)	2017	2016	2015

NUMERATOR
Net earnings	$87,231	$66,086	$81,824
Net earnings attributable to noncontrolling interests	(31)	(428)	(345)
Net earnings allocated to participating securities	(2,384)	(1,750)	(2,587)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$84,816	$63,908	$78,892

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	41,801	42,026	42,455
Dilutive effect of share-based awards	179	155	201
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	41,980	42,181	42,656

Basic earnings per common share attributable to Caleres, Inc. shareholders	$2.03	$1.52	$1.86

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$2.02	$1.52	$1.85

Options to purchase 16,667, 63,915 and 56,997 shares of common stock in 2017, 2016 and 2015, respectively, were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be antidilutive.

The Company repurchased 225,000, 900,000 and 151,500 shares during the years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively, under the publicly announced share repurchase program, which permits repurchases of up to 2.5 million shares. Therefore, as of February 3, 2018, the Company has repurchased a total of 1.3 million shares at a cost of $34.1 million.

4.    RESTRUCTURING AND OTHER INITIATIVES, NET

Acquisition and Integration Costs
On December 13, 2016, the Company acquired the outstanding capital stock of Allen Edmonds, as further discussed in Note 2 to the consolidated financial statements. During 2017, the Company incurred integration and reorganization costs, primarily for professional fees and severance, totaling $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share), related to the men's business. Of the $4.0 million included in restructuring and other special costs in the consolidated statements of earnings, $2.5 million is included in the Other category and $1.5 million is reflected within the Brand Portfolio segment. During 2016, the Company incurred acquisition and integration costs totaling $5.8 million ($5.0 million on an after-tax basis, or $0.11 per diluted share), of which $5.2 million was reflected within the Other category and $0.6 million was reflected within the Brand Portfolio segment.

Retail Operations Restructuring
During 2017, the Company incurred costs, primarily for severance expense, of $0.9 million ($0.6 million on an after-tax basis, or $0.02 per diluted share) related to restructuring of its retail operations. Of the $0.9 million included in restructuring and other special costs in the consolidated statements of earnings, $0.6 million is reflected within the Famous Footwear segment, $0.2 million is reflected within the Other category and $0.1 million is included in the Brand Portfolio segment.

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

Impairment of Investment in Nonconsolidated Affiliate
In August 2014, the Company invested $7.0 million in a nonconsolidated affiliate that is accounted for using the cost method and was presented within other assets on the consolidated balance sheets.  During 2016, the Company determined that the investment had an other-than-temporary decline in its fair value that exceeded its carrying value and recorded an impairment charge of $7.0 million ($7.0 million on an after-tax basis, or $0.16 per diluted share) in restructuring and other special charges, net, which was included in the Other category.

Business Exits and Restructuring
The Company incurred costs of $4.2 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) during 2016 related to the planned exit of its international e-commerce business and other restructuring. Approximately $2.6 million represents severance and closure costs and were presented within restructuring and other special charges, net within the Brand Portfolio segment. The remaining $1.6 million, which was included in cost of goods sold within the Brand Portfolio segment, represents incremental inventory markdowns required to reduce the value of inventory to net realizable value.

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

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2017	2016	2017	2016
Benefit obligation at beginning of year	$340,278	$326,077	$1,666	$1,411
Service cost	9,705	8,288	—	—
Interest cost	14,948	15,275	68	76
Plan participants’ contribution	11	11	7	9
Plan amendments	(2,985)	316	—	—
Actuarial loss	18,505	11,155	40	357
Benefits paid	(13,703)	(19,853)	(187)	(187)
Settlement gain	—	(1,304)	—	—
Contractual termination benefits	—	77	—	—
Curtailments	(10,534)	—	—	—
Foreign exchange rate changes	244	236	—	—
Benefit obligation at end of year	$356,469	$340,278	$1,594	$1,666

The accumulated benefit obligation for the United States pension plans was $346.9 million and $320.1 million as of February 3, 2018 and January 28, 2017, respectively. The accumulated benefit obligation for the Canadian pension plans was $4.2 million and $3.8 million as of February 3, 2018 and January 28, 2017, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2017	2016	2017	2016
Discount rate	4.00%	4.40%	4.00%	4.40%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

As of February 3, 2018, the Company is using the RP-2014 Bottom Quartile tables, projected using generational scale MP-2017, an updated projection scale issued by the Society of Actuaries in 2017, grading to 0.75% by 2033, to estimate the plan liabilities.  Actuarial gains, related to the change in mortality projection scales, reduced the projected benefit obligation by approximately $3.2 million as of February 3, 2018.

During 2014, the Company announced amendments to the domestic qualified pension plan and the SERP, including certain changes to eligibility and service period requirements as well as changes to the benefit formula, including the calculation of participants' final average compensation.  Certain changes became effective in January 2015, while other changes became effective in January 2016. These plan amendments decreased the pension liability by $3.0 million as of February 3, 2018 and increased the liability by $0.3 million as of January 28, 2017. In addition, during 2017, the Company announced changes to the domestic qualified pension plan that will become effective in January 2019. Except for grandfathered employees and certain hourly associates in our retail divisions, final average compensation, taxable covered compensation and credit service for purposes of determining accrued pension benefits will be frozen as of December 31, 2018. These plan changes resulted in a curtailment, which decreased the pension liability by $10.5 million as of February 3, 2018 and increased the net periodic benefit income by $2.2 million.

Plan Assets
Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”). The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations. This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy. The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments. The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines. The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The target allocations for plan assets for 2017 were 70% equities and 30% debt securities. Allocations may change periodically based upon changing market conditions.  Equities did not include any Company stock at February 3, 2018 or January 28, 2017.

Assets of the Canadian pension plans, which total approximately $4.7 million at February 3, 2018, were invested 55% in equity funds, 38% in bond funds and 7% in money market funds. The Canadian pension plans did not include any Company stock as of February 3, 2018 or January 28, 2017.

A financial instrument’s level within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Refer to further discussion on the fair value hierarchy in Note 14 to the consolidated financial statements. Following is a description of the pension plan investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy.

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

•
The alternative investment fund, with a fair value of $13.4 million and $12.1 million as of February 3, 2018 and January 28, 2017, respectively, is an investment in a pool of long-duration domestic investment grade assets. This investment is valued at fair value based on vendor-quoted pricing for which inputs are observable and can be corroborated and therefore, are classified within Level 2 of the fair value hierarchy.

•
The unallocated insurance contract is valued at contract value, which approximates fair value; therefore, this contract is classified within Level 3 of the fair value hierarchy. The unallocated insurance contract fair value was $0.1 million as of both February 3, 2018 and January 28, 2017.

The fair values of the Company’s pension plan assets at February 3, 2018 by asset category are as follows:

		Fair Value Measurements at February 3, 2018
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$8,998	$8,998	$—	$—
U.S. government securities	98,027	98,027	—	—
Mutual fund	41,344	41,344	—	—
Real estate investment trusts	1,412	1,412	—	—
Exchange-traded funds	68,362	68,362	—	—
Corporate stocks - common	175,928	175,928	—	—
Preferred securities	703	703	—	—
S&P 500 Index options	(1,186)	(1,186)	—	—
Alternative investment fund	13,412	—	13,412	—
Unallocated insurance contract	81	—	—	81
Total	$407,081	$393,588	$13,412	$81

The fair values of the Company’s pension plan assets at January 28, 2017 by asset category are as follows:

		Fair Value Measurements at January 28, 2017
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$16,484	$16,484	$—	$—
U.S. government securities	97,226	97,226	—	—
Mutual fund	34,833	34,833	—	—
Real estate investment trusts	1,505	1,505	—	—
Exchange-traded funds	62,244	62,244	—	—
Corporate stocks - common	141,372	141,372	—	—
Preferred securities	706	706	—	—
S&P 500 Index options	4,392	4,392	—	—
Interest rate swap agreements	(8,997)	—	(8,997)	—
Alternative investment fund	12,101	—	12,101	—
Unallocated insurance contract	90	—	—	90
Total	$361,956	$358,762	$3,104	$90

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2017	2016	2017	2016
Fair value of plan assets at beginning of year	$361,956	$379,638	$—	$—
Actual return on plan assets	58,106	1,755	—	—
Employer contributions	450	1,458	180	178
Plan participants’ contributions	11	11	7	9
Benefits paid	(13,703)	(19,853)	(187)	(187)
Settlement gain	—	(1,304)	—	—
Foreign exchange rate changes	261	251	—	—
Fair value of plan assets at end of year	$407,081	$361,956	$—	$—

Funded Status
The over-funded status as of February 3, 2018 and January 28, 2017 for pension benefits was $50.6 million and $21.7 million, respectively. The under-funded status as of February 3, 2018 and January 28, 2017 for other postretirement benefits was $1.6 million and $1.7 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2017	2016	2017	2016
Prepaid pension costs (noncurrent assets)	$62,575	$32,489	$—	$—
Accrued benefit liabilities (current liability)	(3,988)	(2,765)	(238)	(250)
Accrued benefit liabilities (noncurrent liability)	(7,975)	(8,043)	(1,356)	(1,416)
Net amount recognized at end of year	$50,612	$21,681	$(1,594)	$(1,666)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets

($ thousands)	2017	2016	2017	2016
End of Year
Projected benefit obligation	$11,959	$10,808	$11,959	$10,808
Accumulated benefit obligation	10,956	9,646	10,956	9,646
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit income at February 3, 2018 and January 28, 2017, and the expected amortization of the February 3, 2018 amounts as components of net periodic benefit income for fiscal year 2018, are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2017	2016	2017	2016
Components of accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$22,424	$35,104	$(634)	$(635)
Net prior service credit	(4,618)	(4,385)	—	—
	$17,806	$30,719	$(634)	$(635)

	Pension Benefits	Other Postretirement Benefits
($ thousands)	2018	2018
Expected amortization, net of tax:
Amortization of net actuarial loss (gain)	$3,042	$(92)
Amortization of net prior service credit	(1,164)	—
	$1,878	$(92)

Net Periodic Benefit Income
Net periodic benefit income for 2017, 2016 and 2015 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2017	2016	2015	2017	2016	2015
Service cost	$9,705	$8,288	$12,639	$—	$—	$—
Interest cost	14,948	15,275	14,321	68	76	56
Expected return on assets	(27,589)	(28,949)	(31,682)	—	—	—
Amortization of:
Actuarial loss (gain)	4,315	272	604	(145)	(163)	(220)
Prior service credit	(1,780)	(1,840)	(1,906)	—	—	—
Settlement cost	—	259	—	—	—	—
Cost of contractual termination benefits	—	77	—	—	—	—
Curtailments	(2,165)	—	(184)	—	—	—
Total net periodic benefit income	$(2,566)	$(6,618)	$(6,208)	$(77)	$(87)	$(164)

Weighted-average assumptions used to determine net periodic benefit income:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	4.40%	4.70%	3.90%	4.40%	4.70%	3.90%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on plan assets	8.00%	8.00%	8.25%	N/A	N/A	N/A

The net actuarial loss (gain) subject to amortization is amortized on a straight-line basis over the average future service of active plan participants as of the measurement date. The prior service credit is amortized on a straight-line basis over the average future service of active plan participants benefiting under the plan at the time of each plan amendment.

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

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plan	SERP	Total	Other Postretirement Benefits
Employer Contributions
2018 expected contributions to plan trusts	$159	$—	$159	$—
2018 expected contributions to plan participants	—	4,063	4,063	243
2018 refund of assets (e.g. surplus) to employer	186	—	186	—
Expected Benefit Payments
2018	$12,766	$4,063	$16,829	$243
2019	13,363	1,176	14,539	216
2020	14,131	3,079	17,210	192
2021	14,933	322	15,255	169
2022	15,638	656	16,294	148
2023 – 2027	86,432	1,817	88,249	481

Defined Contribution Plans
The Company’s domestic defined contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus. The Company’s expense for this plan was $3.9 million in 2017, $3.5 million in 2016, and $3.6 million in 2015.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.3 million in 2017 and $0.2 million in 2016 and 2015, respectively.

Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan of $6.4 million and $5.1 million as of February 3, 2018 and January 28, 2017, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets. The assets held by the trust of $6.4 million as of February 3, 2018 and $5.1 million as of January 28, 2017 are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $2.3 million as of February 3, 2018 and $1.9 million as of January 28, 2017 are based on 69,527 and 57,234 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

6.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The Company has calculated its best estimate of the impact of the Act in its income tax provision in accordance with its understanding of the Act and guidance available as of February 3, 2018 and, as a result, has recorded a $0.3 million income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. This provisional income tax benefit is comprised of a $24.6 million deferred tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, partially offset by a one-time tax expense on deemed repatriation of $22.9 million and $1.4 million deferred tax expense recorded in connection with Internal Revenue Code section 162(m) and other provisions in the Act.

In December 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 permits provisional amounts to be recorded during a measurement period, not to exceed one year beyond the enactment date. In accordance with SAB 118, the Company has determined that the tax benefits and expenses described above are provisional amounts and reasonable estimates at February 3, 2018. The Company continues to analyze these provisional estimates and the impact of these changes may be material. Further analysis of all provisional amounts associated with the Act is necessary as a result of pending issuance of Notices and Regulations related to the Act and finalization of foreign earnings and profits for 2017. Any subsequent adjustment to these amounts will be recorded to the Company's income tax provision in 2018 when the analysis is complete.

The Act also includes the Global Intangibles Low-taxed Income ("GILTI") provision, a new minimum tax on global intangible low-taxed income, and the Base Erosion Anti-Avoidance ("BEAT"), a new tax for certain payments to foreign related parties. As of the date of this filing, the Company is still evaluating the GILTI and BEAT provisions on future periods and has not yet elected an accounting policy related to its treatment of these future tax liabilities.

The components of earnings before income taxes consisted of domestic earnings before income taxes of $78.2 million, $60.9 million and $68.2 million in 2017, 2016 and 2015, respectively, and foreign earnings before income taxes of $44.5 million, $36.4 million and $40.6 million in 2017, 2016 and 2015, respectively.

The components of income tax provision (benefit) on earnings were as follows:

($ thousands)	2017	2016	2015
Federal
Current	$31,102	$10,577	$9,530
Deferred	(10,358)	14,164	11,202
	20,744	24,741	20,732
State
Current	7,691	3,844	497
Deferred	913	(1,157)	1,176
	8,604	2,687	1,673

Foreign	6,127	3,740	4,537
Total income tax provision	$35,475	$31,168	$26,942

The Company made federal, state and foreign tax payments, net of refunds, of $18.7 million, $16.9 million and $22.1 million in 2017, 2016 and 2015, respectively.

The differences between the income tax provision reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate were as follows:

($ thousands)	2017	2016	2015
Income taxes at statutory rate (1)	$41,376	$34,039	$38,068
State income taxes, net of federal tax benefit	3,579	3,149	2,481
Foreign earnings taxed at lower rates	(8,072)	(8,404)	(9,491)
Excess tax benefit related to share-based plans	(1,265)	—	—
Tax Cuts and Jobs Act, net benefit	(294)	—	—
Valuation allowance release on state loss carryforwards	(100)	—	(1,635)
Disposal and settlement of Shoes.com	—	—	(1,701)
Valuation allowance release on other tax carryforwards	—	(179)	(1,367)
Valuation allowance for impairment of investment in nonconsolidated affiliate	—	2,450	—
Non-deductibility of acquisition costs	—	1,280	—
Settlement of federal and state audit matters	—	(945)	—
Other	251	(222)	587
Total income tax provision	$35,475	$31,168	$26,942
(1) The federal statutory tax rate was 33.7% in 2017, reflecting a single month impact from tax reform, and was 35.0% in both 2016 and 2015.

In 2017, the Company's effective tax rate was impacted by several discrete tax benefits, which totaled $2.3 million for the year. The discrete tax benefits include $1.3 million related to share-based compensation as a result of the adoption of ASU 2016-09 in 2017. The

ASU requires prospective recognition of excess tax benefits in the statements of earnings, rather than in additional paid-in-capital. If these discrete tax benefits had not been recognized, the Company's full fiscal year 2017 effective tax rate would have been 30.8%.

The other category of income tax provision principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes and adjustments in the amounts of deferred tax assets that are anticipated to be realized.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	February 3, 2018	January 28, 2017
Deferred Tax Assets
Employee benefits, compensation and insurance	$10,011	$18,783
Accrued expenses	12,122	18,843
Postretirement and postemployment benefit plans	401	706
Deferred rent	6,438	8,319
Accounts receivable reserves	5,105	7,479
Net operating loss (“NOL”) carryforward/carryback	7,540	23,302
Capital loss carryforward	1,450	2,185
Inventory capitalization and inventory reserves	3,058	3,871
Impairment of investment in nonconsolidated affiliate	1,470	2,590
Alternative minimum tax credit carryforward	—	270
Other	1,234	1,580
Total deferred tax assets, before valuation allowance	48,829	87,928
Valuation allowance	(5,763)	(7,890)
Total deferred tax assets, net of valuation allowance	43,066	80,038

Deferred Tax Liabilities
Retirement plans	(13,071)	(8,421)
LIFO inventory valuation	(42,032)	(61,301)
Capitalized software	(4,141)	(8,715)
Depreciation	(1,786)	(9,076)
Intangible assets	(28,831)	(41,645)
Other	(1,567)	(1,096)
Total deferred tax liabilities	(91,428)	(130,254)
Net deferred tax liability	$(48,362)	$(50,216)

As of February 3, 2018, the Company had various federal and state net operating loss carryforwards totaling $7.5 million, with expiration dates between 2018 and 2037. The Company's state net operating loss carryforwards have tax values totaling $7.0 million, for which the Company has recorded a valuation allowance of $2.8 million. The remaining net operating loss will be carried forward to future tax years. The Company also has valuation allowances of $1.5 million related to the impairment of an investment in a nonconsolidated affiliate, as further described in Note 4 to the consolidated financial statements, and $1.5 million related to capital loss carryforwards. In connection with the Allen Edmonds acquisition, the Company acquired net operating loss carryforwards totaling $15.6 million, which were fully utilized during 2017.

As of February 3, 2018, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Act. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. If the Company’s unremitted foreign earnings were not considered indefinitely reinvested as of February 3, 2018, an immaterial amount of additional deferred taxes would have been provided.

Uncertain Tax Positions
ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions. The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits as of February 3, 2018 or January 28, 2017.

For federal purposes, the Company’s tax years 2014 to 2016 (fiscal years ending January 31, 2015, January 30, 2016 and January 28, 2017) remain open to examination. The Company also files tax returns in various foreign jurisdictions and numerous states for which various tax years are subject to examination. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

7.    BUSINESS SEGMENT INFORMATION

The Company's reportable segments are Famous Footwear and Brand Portfolio.

The Famous Footwear segment is comprised of Famous Footwear and Famous.com. Famous Footwear operated 1,026 stores at the end of 2017, primarily selling branded footwear for the entire family.

The Brand Portfolio segment is comprised of our branded footwear, our branded retail stores and e-commerce sites associated with those brands. This segment sources and markets licensed, branded and private-label footwear primarily to national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs as well as Company-owned Famous Footwear, Allen Edmonds, Naturalizer and Sam Edelman stores, and e-commerce businesses. The Brand Portfolio segment included 151 branded retail stores in the United States, 84 branded retail stores in Canada, and one branded retail store in Italy at the end of 2017.

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

Corporate assets, administrative expenses and other costs and recoveries that are not allocated to the operating units are reported in the Other category.

Following is a summary of certain key financial measures for the respective periods:

($ thousands)	Famous Footwear	Brand Portfolio	Other	Total
Fiscal 2017
External sales	$1,637,627	$1,147,957	$—	$2,785,584
Intersegment sales	—	85,124	—	85,124
Depreciation and amortization	29,990	16,873	17,207	64,070
Operating earnings (loss)	92,230	80,212	(32,411)	140,031
Segment assets	500,862	814,508	174,045	1,489,415
Purchases of property and equipment	22,920	15,865	5,935	44,720
Capitalized software	483	232	5,743	6,458

Fiscal 2016
External sales	$1,590,065	$989,323	$—	$2,579,388
Intersegment sales	—	91,415	—	91,415
Depreciation and amortization	27,832	11,028	17,271	56,131
Operating earnings (loss)	83,735	76,248	(48,998)	110,985
Segment assets	526,555	838,328	110,390	1,475,273
Purchases of property and equipment	37,697	8,828	3,998	50,523
Capitalized software	3,468	50	5,521	9,039

Fiscal 2015
External sales	$1,572,665	$1,004,765	$—	$2,577,430
Intersegment sales	—	100,186	—	100,186
Depreciation and amortization	25,842	9,339	16,258	51,439
Operating earnings (loss)	109,030	66,578	(40,501)	135,107
Segment assets	542,842	534,137	226,344	1,303,323
Purchases of property and equipment	48,761	18,340	6,378	73,479
Capitalized software	2,538	—	5,197	7,735

Following is a reconciliation of operating earnings to earnings before income taxes:

($ thousands)	2017	2016	2015
Operating earnings	$140,031	$110,985	$135,107
Interest expense	(18,089)	(15,111)	(16,589)
Loss on early extinguishment of debt	—	—	(10,651)
Interest income	764	1,380	899
Earnings before income taxes	$122,706	$97,254	$108,766

For geographic purposes, the domestic operations include the Company's domestic retail operations, the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers, including the Famous Footwear and Brand Portfolio stores, as well as the Company's e-commerce businesses.

The Company’s foreign operations primarily consist of wholesale and retail operations in the Far East, Canada and Italy. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2017	2016	2015
Net Sales
United States	$2,603,725	$2,385,111	$2,342,590
Far East	98,287	134,430	177,654
Canada	75,764	59,847	57,186
Latin America and other	7,808	—	—
Total net sales	$2,785,584	$2,579,388	$2,577,430

Long-Lived Assets
United States	$450,323	$617,211	$417,198
Europe	177,755	286	271
Canada	10,878	10,141	8,596
Far East	1,686	1,814	2,193
Other	1,984	2,076	—
Total long-lived assets	$642,626	$631,528	$428,258

Long-lived assets consisted primarily of property and equipment, intangible assets, goodwill, prepaid pension costs and other noncurrent assets.

8.    INVENTORIES

The Company's net inventory balance was comprised of the following:

($ thousands)	February 3, 2018	January 28, 2017
Raw materials	$17,531	$15,378
Work-in-process	689	1,093
Finished goods	551,159	569,293
Inventories, net	$569,379	$585,764

As of February 3, 2018 and January 28, 2017, the Company's inventory balance includes $1.4 million and $1.6 million, respectively, of product subject to a consignment arrangement with wholesale customers.

9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	February 3, 2018	January 28, 2017
Land and buildings	$49,621	$40,363
Leasehold improvements	233,034	215,347
Technology equipment	53,070	52,680
Machinery and equipment	67,778	67,245
Furniture and fixtures	131,884	148,473
Construction in progress	7,425	6,996
Property and equipment	542,812	531,104
Allowances for depreciation	(330,013)	(311,908)
Property and equipment, net	$212,799	$219,196

Useful lives of property and equipment are as follows:

Buildings	5-30 years
Leasehold improvements	5-20 years
Technology equipment	2-10 years
Machinery and equipment	4-20 years
Furniture and fixtures	3-10 years

The Company recorded charges for impairment within selling and administrative expenses of $3.8 million, $1.6 million and $2.8 million in 2017, 2016 and 2015, respectively, primarily for leasehold improvements and furniture and fixtures in the Company’s retail stores. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. In 2016 and 2015, the Company capitalized interest of $1.4 million and $0.3 million, respectively, related to its expansion and modernization project at its Lebanon, Tennessee distribution center that was completed in 2016. No interest was capitalized in 2017.

10.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	February 3, 2018	January 28, 2017

Intangible Assets
Famous Footwear	$2,800	$2,800
Brand Portfolio	285,988	286,488
Total intangible assets	288,788	289,288
Accumulated amortization	(76,701)	(72,628)
Total intangible assets, net	212,087	216,660
Goodwill
Brand Portfolio	127,081	127,098
Total goodwill	127,081	127,098
Goodwill and intangible assets, net	$339,168	$343,758
As further described in Note 2 to the consolidated financial statements, the Company acquired Allen Edmonds on December 13, 2016. The allocation of the purchase price resulted in incremental intangible assets of $102.9 million, consisting of trademarks and customer relationships of $97.5 million and $5.4 million, respectively, and incremental goodwill of $113.1 million.

The Company's intangible assets as of February 3, 2018 and January 28, 2017 were as follows:

($ thousands)		February 3, 2018
	Estimated Useful Lives	Original Cost		Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288		$76,296	$88,992
Trademarks	Indefinite	118,100	(1)	—	118,100
Customer relationships	15 years	5,400	(1)	405	4,995
		$288,788		$76,701	$212,087
(1) The Allen Edmonds trademark and customer relationships intangible assets were acquired in the Allen Edmonds acquisition, as further discussed in Note 2 to the consolidated financial statements. Immaterial adjustments attributable to the purchase price allocation were recorded during 2017, resulting in an adjustment to the original cost.

		January 28, 2017
	Estimated Useful Lives	Original Cost		Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288		$72,604	$92,684
Trademarks	Indefinite	117,900	(1)	—	117,900
Customer relationships	15 years	6,100	(1)	24	6,076
		$289,288		$72,628	$216,660

Amortization expense related to intangible assets was $4.1 million in 2017 and $3.7 million in 2016 and 2015. The Company estimates $4.1 million of amortization expense related to intangible assets in each of the years from 2018 through 2022. As a result of its annual impairment testing, the Company did not record any impairment charges during 2017, 2016 and 2015 related to intangible assets.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test, as further discussed in Note 1 to the consolidated financial statements. As a result of the acquisition of Allen Edmonds in 2016, the Company performed a quantitative goodwill impairment test as of the first day of the Company’s fourth fiscal quarter and determined that the fair values of the reporting units exceeded the carrying values.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required. The indefinite-lived intangible asset impairment reviews resulted in no impairment charges.

11.    LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

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

The Credit Agreement limits the Company’s ability to create, incur, assume or permit to exist additional indebtedness and liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets.  In addition, certain additional covenants would be triggered if excess availability were to fall below specified levels, including fixed charge coverage ratio requirements.  Furthermore, if excess availability falls below 12.5% of the Loan Cap for three consecutive business days or an event of default occurs, the lenders may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, judgment defaults in excess of a certain threshold, the failure of any guaranty or security document supporting the agreement to be in full force and effect and a change of control event.  In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $50.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of February 3, 2018.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $260.0 million in both 2017 and 2016. As discussed further in Note 2 to the consolidated financial statements, the Company utilized the Credit Agreement in December 2016 to fund the Allen Edmonds acquisition. The average daily borrowings during the year were $93.5 million and $34.8 million in 2017 and 2016, respectively, and the weighted-average interest rates approximated 2.5% and 2.7% in 2017 and 2016, respectively. At February 3, 2018, the Company had no borrowings outstanding and $10.4 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $535.2 million at February 3, 2018.

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

The 2023 Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of February 3, 2018, the Company was in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Cash payments of interest for these financing arrangements during 2017, 2016 and 2015 were $16.5 million, $15.2 million and $11.9 million, respectively.

Loss on Early Extinguishment of Debt
During 2015, the Company incurred a loss on early extinguishment of debt of $10.7 million with no corresponding losses in 2016 or 2017. The loss in 2015 represents the tender offer and call premiums, the unamortized debt issuance costs and the original issue discount related to the 2019 Senior Notes. Of the $10.7 million loss on early extinguishment of debt recognized in 2015, approximately $3.0 million was non-cash.

12.    LEASES

The Company leases all of its retail locations, a manufacturing facility, and certain office locations, distribution centers and equipment. The minimum lease terms for the Company’s retail stores generally range from five to 10 years. Approximately 45% of the retail store leases contain renewal options for varying periods. The term of the manufacturing facility lease is eight years. The terms of the leases for office facilities and distribution centers range from 10 to 20 years with renewal options of five to 20 years.

At the time its retail facilities are initially leased, the Company often receives consideration from landlords for a portion of the cost of leasehold improvements necessary to open the store, which are recorded as a deferred rent obligation and amortized to income over the lease term as a reduction of rent expense. In addition to minimum rental payments, certain of the retail store leases require contingent payments based on sales levels. The Company is also required to pay real estate taxes, maintenance and insurance which can vary year by year, and are therefore not included in the minimum rent payments below. A majority of the Company’s retail operating leases contain provisions that allow it to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility.

The following is a summary of rent expense for operating leases:

($ thousands)	2017	2016	2015
Minimum rent	$171,980	$160,806	$149,902
Contingent rent	513	470	520
Sublease income	(1,705)	(1,665)	(1,223)
Total	$170,788	$159,611	$149,199

Future minimum rent payments under noncancelable operating leases with an initial term of one year or more at February 3, 2018 were as follows:

($ thousands)
2018	$177,056
2019	146,218
2020	126,898
2021	103,692
2022	82,402
Thereafter	229,157
Total minimum operating lease payments (1)	$865,423

(1) Minimum operating lease payments have not been reduced by minimum sublease rental income of $0.6 million due in the future under noncancelable sublease agreements.

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

The Company’s Brand Portfolio segment sells to national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs in the United States, Canada and approximately 57 other countries. Receivables arising from these sales are not collateralized. However, a portion is covered by documentary letters of credit. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through February 2019. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses and intercompany charges, as well as collections and payments. The Company performs a quarterly assessment of the effectiveness of the hedge relationship and measures and recognizes any hedge ineffectiveness in the consolidated statements of earnings. Hedge ineffectiveness is evaluated using the hypothetical derivative method. The amount of hedge ineffectiveness for 2017, 2016 and 2015 was not material.

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

As of February 3, 2018 and January 28, 2017, the Company had forward contracts maturing at various dates through February 2019 and February 2018, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	February 3, 2018	January 28, 2017
Financial Instruments
Euro	$21,223	$13,297
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	16,874	18,826
Chinese yuan	12,058	7,723
New Taiwanese dollars	596	526
United Arab Emirates dirham	—	823
Japanese yen	—	769
Other currencies	415	124
Total financial instruments	$51,166	$42,088

The classification and fair values of derivative instruments designated as hedging instruments included within the consolidated balance sheets as of February 3, 2018 and January 28, 2017 are as follows:

($ in thousands)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange forwards contracts:
February 3, 2018	Prepaid expenses and other current assets	$1,540	Other accrued expenses	$542
January 28, 2017	Prepaid expenses and other current assets	$234	Other accrued expenses	$874

During 2017 and 2016, the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings was as follows:

	2017		2016
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCI into Earnings	Loss Recognized in OCI on Derivatives	(Loss) Gain Reclassified from Accumulated OCI into Earnings
Net sales	$(25)	$30	$(61)	$(125)
Cost of goods sold	1,144	171	(1,308)	64
Selling and administrative expenses	1,011	157	(359)	(441)
Interest expense	(1)	(1)	(21)	(4)

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

Money Market Funds
The Company has cash equivalents primarily consisting of short-term money market funds backed by U.S. Treasury securities. The primary objective of these investing activities is to preserve the Company's capital for the purpose of funding operations and it does not enter into money market funds for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

Restricted Stock Units for Non-Employee Directors
Under the Company’s incentive compensation plans, restricted stock units (“RSUs”) payable in cash or common stock of the Company may be granted at no cost to non-employee directors. The RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units and are payable in cash or common stock on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. The fair value of each RSU payable in cash is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  During the fourth quarter of 2017, the Company converted 210,302 RSUs payable in cash to RSUs payable in common stock. The amended RSUs were previously to be settled and payable in cash. Additional information related to RSUs for non-employee directors is disclosed in Note 16 to the consolidated financial statements.

Performance Share Units
Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met. Under the plan, employees are granted performance share awards at a target number of shares or units, which generally vest over a three-year service period. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of specified financial goals for the service period. The fair value of each performance share unit is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value. Additional information related to performance share units is disclosed in Note 16 to the consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 3, 2018 and January 28, 2017. The Company did not have any transfers between Level 1 and Level 2 during 2017 or 2016.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of February 3, 2018
Cash equivalents – money market funds	$53,106	$53,106	$—	$—
Non-qualified deferred compensation plan assets	6,445	6,445	—	—
Non-qualified deferred compensation plan liabilities	(6,445)	(6,445)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,289)	(2,289)	—	—
Restricted stock units for non-employee directors	(4,343)	(4,343)	—	—
Derivative financial instruments, net	998	—	998	—

As of January 28, 2017
Cash equivalents – money market funds	$27,530	$27,530	$—	$—
Non-qualified deferred compensation plan assets	5,051	5,051	—	—
Non-qualified deferred compensation plan liabilities	(5,051)	(5,051)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,909)	(1,909)	—	—
Restricted stock units for non-employee directors	(9,390)	(9,390)	—	—
Performance share units	(3,352)	(3,352)	—	—
Derivative financial instruments, net	(640)	—	(640)	—

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $112.5 million, $99.4 million and $92.9 million in 2017, 2016 and 2015, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, by segment, which were included in selling and administrative expenses for the respective periods.

($ thousands)	2017	2016	2015
Impairment Charges
Famous Footwear	$677	$211	$1,159
Brand Portfolio	3,098	1,375	1,602
Total impairment charges	$3,775	$1,586	$2,761

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

The Company performed its annual impairment tests of indefinite-lived intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). As a result of its annual impairment testing, the Company did not record any impairment charges during 2017, 2016 or 2015 related to intangible assets.

During 2017, the Company performed its annual impairment test of goodwill by completing a quantitative assessment at the reporting unit level, which involved estimating the fair value of its reporting units using significant unobservable inputs (Level 3). During 2016 and 2015, the Company elected to perform a qualitative assessment of goodwill. The impairment tests, performed as of the first day of the Company’s fourth fiscal quarter of 2017, 2016 and 2015, resulted in no impairment charges. See Note 1 and Note 10 to the consolidated financial statements for additional information related to the goodwill impairment test.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	February 3, 2018		January 28, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ thousands)
Borrowings under revolving credit agreement	$—	$—	$110,000	$110,000
Long-term debt	197,472	210,000	197,003	209,000
Total debt	$197,472	$210,000	$307,003	$319,000

The fair value of the borrowings under revolving credit agreement approximates its carrying value due to the short-term nature (Level 1), and the fair value of the Company's long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

15.    SHAREHOLDERS' EQUITY

Stock Repurchase Program
On August 25, 2011, the Board of Directors approved a stock repurchase program (“2011 Program”) authorizing the repurchase of up to 2.5 million shares of the Company’s outstanding common stock. The Company can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Repurchases of common stock are limited under the Company’s debt agreements. During 2017, 2016 and 2015 there were 225,000, 900,000 and 151,500 shares, respectively, repurchased under the 2011 Program. Therefore, there were 1.2 million shares remaining that are authorized to be repurchased under the 2011 Program as of February 3, 2018.

Repurchases Related to Employee Share-based Awards
During 2017, 2016 and 2015, employees tendered 141,713, 205,569 and 222,110 shares, respectively, related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss, net of tax, by component for 2017, 2016 and 2015:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Transactions (2)	Accumulated Other Comprehensive Income (Loss)
Balance January 31, 2015	$(745)	$3,233	$224	$2,712
Other comprehensive (loss) income before reclassifications	(155)	(7,559)	74	(7,640)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	(1,706)	177	(1,529)
Tax provision (benefit)	—	676	(83)	593
Net reclassifications	—	(1,030)	94	(936)
Other comprehensive (loss) income	(155)	(8,589)	168	(8,576)
Balance January 30, 2016	$(900)	$(5,356)	$392	$(5,864)
Other comprehensive income (loss) before reclassifications	1,092	(23,888)	(1,255)	(24,051)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	(1,395)	506	(889)
Tax provision (benefit)	—	555	(185)	370
Net reclassifications	—	(840)	321	(519)
Other comprehensive income (loss)	1,092	(24,728)	(934)	(24,570)
Balance January 28, 2017	$192	$(30,084)	$(542)	$(30,434)
Other comprehensive income before reclassifications	1,043	18,627	1,337	21,007
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	225	(357)	(132)
Tax (benefit) provision	—	(58)	121	63
Net reclassifications	—	167	(236)	(69)
Other comprehensive income	1,043	18,794	1,101	20,938
Reclassification of stranded tax effects	—	(5,882)	208	(5,674)
Balance February 3, 2018	$1,235	$(17,172)	$767	$(15,170)
(1) Amounts reclassified are included in selling and administrative expenses. Refer to Note 5 to the consolidated financial statements for additional information related to pension and other postretirement benefits.

(2) Amounts reclassified are included in net sales, costs of goods sold, selling and administrative expenses and interest expense. Refer to Note 13 and Note 14 to the consolidated financial statements for additional information related to derivative financial instruments.

16.    SHARE-BASED COMPENSATION

The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted restricted stock, stock performance awards, restricted stock units and stock options.

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

Share-based compensation expense of $11.3 million, $7.7 million and $7.5 million was recognized in 2017, 2016 and 2015, respectively, as a component of selling and administrative expenses. The following table details the share-based compensation expense by plan for 2017, 2016 and 2015:

($ thousands)	2017	2016	2015
Expense for share-based compensation plans, net of forfeitures:
Restricted stock	$7,657	$5,858	$6,027
Stock performance awards	3,508	1,829	1,398
Restricted stock units	66	—	—
Stock options	67	38	66
Total share-based compensation expense	$11,298	$7,725	$7,491

In addition to the share-based compensation expense above, the Company recognized cash-based expense related to performance share units and cash awards granted under the performance share plans.  In 2017, 2016 and 2015, the Company recognized $0.1 million, $2.9 million and $5.1 million, respectively, in expense for cash-based awards under the performance share plans. During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value.

The Company issued 293,470, 203,066 and 59,682 shares of common stock in 2017, 2016 and 2015, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

The Company recognized excess tax benefits related to restricted stock vestings and dividends, performance share award vestings and stock options exercised of $1.3 million, $2.3 million and $2.7 million in 2017, 2016 and 2015, respectively. In accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which the Company adopted during the first quarter of 2017, the Company recognized these excess tax benefits within the income tax provision in 2017, as further discussed in Note 1 to the consolidated financial statements. The excess tax benefits recognized in 2016 and 2015 were reflected as an increase to additional paid-in capital.

Restricted Stock
Under the Company’s incentive compensation plans, restricted stock of the Company may be granted at no cost to certain officers, key employees and directors. Plan participants are entitled to cash dividends and voting rights for their respective shares. The restricted stock awards limit the sale or transfer of these shares during the requisite service period. Expense for restricted stock grants is recognized on a straight-line basis separately for each vesting portion of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock grants is the quoted market price for the Company’s common stock on the date of grant.

The following table summarizes restricted stock activity for 2017, 2016 and 2015:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 31, 2015	1,562,470	$15.61
Granted	318,921	30.02
Vested	(492,092)	14.10
Forfeited	(126,850)	18.74
Nonvested at January 30, 2016	1,262,449	19.55
Granted	402,100	27.55
Vested	(428,750)	9.29
Forfeited	(107,750)	24.24
Nonvested at January 28, 2017	1,128,049	25.85
Granted	392,812	27.07
Vested	(267,585)	17.55
Forfeited	(78,475)	29.26
Nonvested at February 3, 2018	1,174,801	$27.92

Of the 392,812 restricted shares granted during 2017, 4,492 shares have a cliff-vesting term of one year, 12,000 shares have a graded-vesting term of four years, and 376,320 shares have a cliff-vesting term of four years. Of the 402,100 restricted shares granted during 2016, 45,000 shares have a graded-vesting term of four years and 357,100 shares have a cliff-vesting term of four years. Of the 318,921 restricted shares granted during 2015, 306,421 have a cliff-vesting term of four years and 12,500 had a cliff-vesting term of five years.

The total grant date fair value of restricted stock awards vested during the years ended February 3, 2018, January 28, 2017 and January 30, 2016, was $4.7 million, $4.0 million and $6.9 million, respectively. As of February 3, 2018, the total remaining unrecognized compensation cost related to nonvested restricted stock grants was $15.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.5 years.

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

Expense for performance share awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or cash to be awarded on a straight-line basis for each vesting portion of the share award. The fair value of the performance share awards granted in units is the unadjusted quoted market price for the Company’s common stock on the date of grant, as further discussed in Note 14 to the consolidated financial statements. During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value.

The following table summarizes performance share award activity for 2017, 2016 and 2015:

	Number of Nonvested Performance Share Awards at Target Level	Number of Nonvested Performance Share Awards at Maximum Level	Weighted-Average Grant Date Fair Value
Nonvested at January 31, 2015	148,535	297,070	$23.39
Granted	177,921	355,842	30.12
Vested	(15,182)	(30,364)	24.71
Expired	—	—	—
Forfeited	(3,750)	(7,500)	29.47
Nonvested at January 30, 2016	307,524	615,048	27.14
Granted	159,000	318,000	26.64
Vested	(56,175)	(112,350)	17.00
Expired	—	—	—
Forfeited	(7,850)	(15,700)	27.14
Nonvested at January 28, 2017	402,499	804,998	28.36
Granted	169,500	339,000	26.90
Vested	(160,372)	(320,744)	29.16
Expired	—	—	—
Forfeited	(12,000)	(24,000)	27.46
Nonvested at February 3, 2018	399,627	799,254	$27.45

As of February 3, 2018, the remaining unrecognized compensation cost related to nonvested performance share awards was $4.5 million, which will be recognized over the weighted-average remaining service period of 1.8 years.

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

The Company granted 16,667 stock options during 2015. No stock options were granted during 2017 or 2016. The fair value of options granted was estimated using the Black-Scholes option-pricing model based on the following assumptions:

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

Summarized information about stock options outstanding and exercisable at February 3, 2018 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price
$3.33 - $5.99	17,000	1.1	$3.49	12,000	1.1	$3.56
$6.00 - $9.17	14,875	3.4	8.05	14,875	3.4	8.05
$9.18 - $14.60	16,000	3.1	11.22	16,000	3.1	11.22
$14.61 - $22.34	16,500	1.4	15.23	16,500	1.4	15.23
$22.35 - $29.18	16,667	7.0	29.18	—	—	—
	81,042	3.2	$13.53	59,375	2.3	$9.99

The aggregate intrinsic value of stock options outstanding and currently exercisable at February 3, 2018 was $1.2 million and $1.1 million, respectively. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes stock option activity for 2017 under the current and prior plans:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 28, 2017	150,540	$20.25
Exercised	(21,250)	12.55
Forfeited	—	—
Canceled or expired	(48,248)	34.94
Outstanding at February 3, 2018	81,042	$13.53
Exercisable at February 3, 2018	59,375	$9.99

The intrinsic value of stock options exercised was $0.3 million, $1.4 million and $1.3 million for 2017, 2016 and 2015, respectively. The amount of cash received from the exercise of stock options was an immaterial amount in 2017, $0.6 million in 2016 and $0.4 million in 2015. In addition, 9,622, 39,402 and 32,139 shares were tendered by employees in satisfaction of the exercise price of stock options during 2017, 2016 and 2015, respectively.

The following table summarizes nonvested stock option activity for 2017 under the current and prior plans:

	Number of Nonvested Options	Weighted-Average Grant Date Fair Value
Nonvested at January 28, 2017	26,667	$8.42
Granted	—	—
Vested	(5,000)	1.12
Forfeited	—	—
Nonvested at February 3, 2018	21,667	$10.11

The weighted-average grant date fair value of stock options granted for 2015 was $12.81. The total grant date fair value of stock options vested during 2015 was $0.1 million and immaterial in 2017 and 2016. As of February 3, 2018, the total remaining unrecognized compensation cost related to nonvested stock options was $0.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.6 years.

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of restricted stock units (“RSUs”) payable in cash or common stock at no cost to the non-employee director. The RSUs are subject to a vesting requirement (usually one year), earn dividend equivalent units and are payable in cash or common stock on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. Dividend equivalents are paid on outstanding RSUs at the same rate as dividends on the Company’s common stock, are automatically re-invested in additional RSUs and vest immediately as of the payment date for the dividend. Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs, as remeasured at the end of each period. Expense for the dividend equivalents is recognized at fair value immediately. Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are reported in the Company’s consolidated statements of earnings. During the fourth quarter of 2017, the Company converted 210,302 of its director RSUs payable in cash with a value of $6.3 million to RSUs payable in common stock. Refer to Note 5 and Note 14 to the consolidated financial statements for information regarding the deferred compensation plan for non-employee directors.

The following table summarizes restricted stock unit activity for the year ended February 3, 2018:

	Outstanding			Accrued (1)	Nonvested RSUs
	Number of Vested RSUs	Number of Nonvested RSUs	Total Number of RSUs (2)	Total Number of RSUs	Weighted-Average Grant Date Fair Value
January 28, 2017	299,770	52,200	351,970	334,570	$21.74
Granted (3)	2,980	45,371	48,351	33,378	27.84
Vested	46,851	(46,851)	—	15,467	24.89
Settled	(10,356)	—	(10,356)	(10,356)	26.68
February 3, 2018	339,245	50,720	389,965	373,059	$24.29
(1)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.
(2)	Total number of RSUs as of February 3, 2018 includes 210,759 RSUs payable in shares and 179,206 RSUs payable in cash.
(3)	Granted RSUs include 3,431 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 2,980 related to outstanding vested RSUs and 451 to outstanding nonvested RSUs.

The following table summarizes RSUs granted, vested and settled during 2017, 2016 and 2015:

($ thousands, except per unit amounts)	2017	2016	2015
Weighted-average grant date fair value of RSUs granted (1)	$27.93	$21.95	$31.54
Fair value of RSUs vested	$1,349	$1,086	$1,049
RSUs settled	10,356	52,524	21,698
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the related income tax benefit for 2017, 2016 and 2015:

($ thousands)	2017	2016	2015
Compensation expense	$1,645	$2,459	$704
Income tax benefit	(620)	(956)	(276)
Compensation expense, net of income tax benefit	$1,025	$1,503	$428

The aggregate fair value of RSUs outstanding and currently vested at February 3, 2018 is $11.2 million and $9.8 million, respectively. The liabilities associated with the accrued RSUs totaled $4.3 million and $9.4 million as of February 3, 2018 and January 28, 2017, respectively. As discussed above, director RSUs payable in cash totaling $6.3 million were converted to RSUs payable in common stock during 2017.

17.    RELATED PARTY TRANSACTIONS

C. banner International Holdings Limited
The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. The license enabling the joint venture to market the footwear expired in August 2017 and the parties are in the process of dissolving their joint venture arrangements. Prior to the expiration of the joint venture agreement, B&H Footwear sold Naturalizer footwear to a retail affiliate of CBI on a wholesale basis, which in turn sold the Naturalizer products through department store shops and free-standing stores in China. The Company, through its consolidated subsidiary, B&H Footwear, sold Naturalizer footwear on a wholesale basis to CBI totaling $5.4 million, and $8.4 million in 2016 and 2015, respectively, with no corresponding sales during 2017.

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

Redfield
The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. In 2016, the Company submitted a revised plan to address on-site conditions, including direct treatment of source areas, and received approval from the oversight authorities to begin implementing the revised plan.

As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company continues to implement the expanded remedy workplan that was approved by the oversight authorities in 2015. Based on the progress of the direct remedial action of on-site conditions, the Company has submitted a request to the oversight authorities for permission to convert the perimeter pump and treat active remediation system to a passive one.

The cumulative expenditures for both on-site and off-site remediation through February 3, 2018 were $30.0 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at February 3, 2018 is $9.4 million, of which $8.7 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses. Of the total $9.4 million reserve, $4.9 million is for off-site remediation and $4.5 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $14.1 million as of February 3, 2018. The Company expects to spend approximately $0.2 million in the next year, $0.1 million in each of the following four years and $13.5 million in the aggregate thereafter related to the on-site remediation.

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

19.    FINANCIAL INFORMATION FOR THE COMPANY AND ITS SUBSIDIARIES

The Company's 2023 Senior Notes are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under the Credit Agreement, as further discussed in Note 11 to the consolidated financial statements. The following table presents the condensed consolidating financial information for each of Caleres, Inc. (“Parent”), the Guarantors, and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. Guarantors are 100% owned by the Parent. On December 13, 2016, Allen Edmonds was joined to the Credit Agreement as a guarantor. After giving effect to the joinder, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC and Allen Edmonds are each co-borrowers and guarantors under the Credit Agreement.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 3, 2018
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$26,089	$—	$37,958	$—	$64,047
Receivables, net	124,957	3,663	23,993	—	152,613
Inventories, net	146,068	394,438	28,873	—	569,379
Prepaid expenses and other current assets	26,284	30,456	8,394	(4,384)	60,750
Intercompany receivable - current	521	74	9,250	(9,845)	—
Total current assets	323,919	428,631	108,468	(14,229)	846,789
Property and equipment, net	35,474	165,227	12,098	—	212,799
Goodwill and intangible assets, net	111,108	40,937	187,123	—	339,168
Other assets	76,317	13,610	732	—	90,659
Investment in subsidiaries	1,329,428	—	(23,565)	(1,305,863)	—
Intercompany receivable - noncurrent	774,588	520,362	704,810	(1,999,760)	—
Total assets	$2,650,834	$1,168,767	$989,666	$(3,319,852)	$1,489,415

Liabilities and Equity
Current liabilities:
Trade accounts payable	$136,797	$102,420	$33,745	$—	$272,962
Other accrued expenses	65,817	74,006	21,758	(4,384)	157,197
Intercompany payable - current	5,524	—	4,321	(9,845)	—
Total current liabilities	208,138	176,426	59,824	(14,229)	430,159
Other liabilities:
Long-term debt	197,472	—	—	—	197,472
Other liabilities	101,784	35,574	5,464	—	142,822
Intercompany payable - noncurrent	1,425,951	98,610	475,199	(1,999,760)	—
Total other liabilities	1,725,207	134,184	480,663	(1,999,760)	340,294
Equity:
Caleres, Inc. shareholders’ equity	717,489	858,157	447,706	(1,305,863)	717,489
Noncontrolling interests	—	—	1,473	—	1,473
Total equity	717,489	858,157	449,179	(1,305,863)	718,962
Total liabilities and equity	$2,650,834	$1,168,767	$989,666	$(3,319,852)	$1,489,415

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$837,849	$1,935,265	$211,815	$(199,345)	$2,785,584
Cost of goods sold	580,038	1,090,354	109,104	(162,561)	1,616,935
Gross profit	257,811	844,911	102,711	(36,784)	1,168,649
Selling and administrative expenses	233,860	771,027	55,600	(36,784)	1,023,703
Restructuring and other special charges, net	3,942	756	217	—	4,915
Operating earnings	20,009	73,128	46,894	—	140,031
Interest expense	(18,075)	(14)	—	—	(18,089)
Interest income	332	—	432	—	764
Intercompany interest income (expense)	8,354	(8,813)	459	—	—
Earnings before income taxes	10,620	64,301	47,785	—	122,706
Income tax provision	(24,963)	(175)	(10,337)	—	(35,475)
Equity in earnings (loss) of subsidiaries, net of tax	101,543	—	(1,619)	(99,924)	—
Net earnings	87,200	64,126	35,829	(99,924)	87,231
Less: Net earnings attributable to noncontrolling interests	—	—	31	—	31
Net earnings attributable to Caleres, Inc.	$87,200	$64,126	$35,798	$(99,924)	$87,200

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$87,200	$64,126	$35,829	$(99,924)	$87,231
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	1,116	—	1,116
Pension and other postretirement benefits adjustments	18,855	—	(61)	—	18,794
Derivative financial instruments	1,539	14	(452)	—	1,101
Other comprehensive income from investment in subsidiaries	544	—	—	(544)	—
Other comprehensive income, net of tax	20,938	14	603	(544)	21,011
Comprehensive income	108,138	64,140	36,432	(100,468)	108,242
Comprehensive income attributable to noncontrolling interests	—	—	104	—	104
Comprehensive income attributable to Caleres, Inc.	$108,138	$64,140	$36,328	$(100,468)	$108,138

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash provided by operating activities	$40,601	$90,745	$60,029	$—	$191,375
Investing activities
Purchases of property and equipment	(9,522)	(31,159)	(4,039)	—	(44,720)
Capitalized software	(5,950)	(483)	(25)	—	(6,458)
Intercompany investing	(20,224)	197,929	(177,705)	—	—
Net cash (used for) provided by investing activities	(35,696)	166,287	(181,769)	—	(51,178)
Financing activities
Borrowings under revolving credit agreement	454,000	—	—	—	454,000
Repayments under revolving credit agreement	(564,000)	—	—	—	(564,000)
Dividends paid	(12,027)	—	—	—	(12,027)
Acquisition of treasury stock	(5,993)	—	—	—	(5,993)
Issuance of common stock under share-based plans, net	(3,816)	—	—	—	(3,816)
Intercompany financing	129,021	(266,061)	137,040	—	—
Net cash (used for) provided by financing activities	(2,815)	(266,061)	137,040	—	(131,836)
Effect of exchange rate changes on cash and cash equivalents	—	—	354	—	354
Increase (decrease) in cash and cash equivalents	2,090	(9,029)	15,654	—	8,715
Cash and cash equivalents at beginning of year	23,999	9,029	22,304	—	55,332
Cash and cash equivalents at end of year	$26,089	$—	$37,958	$—	$64,047

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 28, 2017
			Non- Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$23,999	$9,029	$22,304	$—	$55,332
Receivables, net	118,746	5,414	28,961	—	153,121
Inventories, net	150,098	410,867	24,799	—	585,764
Prepaid expenses and other current assets	24,293	23,040	8,058	(5,863)	49,528
Intercompany receivable - current	695	263	22,091	(23,049)	—
Total current assets	317,831	448,613	106,213	(28,912)	843,745
Property and equipment, net	31,424	176,358	11,414	—	219,196
Goodwill and intangible assets, net	113,333	219,337	11,088	—	343,758
Other assets	51,181	16,567	826	—	68,574
Investment in subsidiaries	1,343,954	—	(21,946)	(1,322,008)	—
Intercompany receivable - noncurrent	568,541	366,902	581,624	(1,517,067)	—
Total assets	$2,426,264	$1,227,777	$689,219	$(2,867,987)	$1,475,273

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$110,000	$—	$—	$—	$110,000
Trade accounts payable	116,783	112,434	37,153	—	266,370
Other accrued expenses	74,941	65,228	16,919	(5,863)	151,225
Intercompany payable - current	12,794	—	10,255	(23,049)	—
Total current liabilities	314,518	177,662	64,327	(28,912)	527,595
Other liabilities:
Long-term debt	197,003	—	—	—	197,003
Other liabilities	91,683	40,507	3,999	—	136,189
Intercompany payable - noncurrent	1,209,943	98,982	208,142	(1,517,067)	—
Total other liabilities	1,498,629	139,489	212,141	(1,517,067)	333,192
Equity:
Caleres, Inc. shareholders’ equity	613,117	910,626	411,382	(1,322,008)	613,117
Noncontrolling interests	—	—	1,369	—	1,369
Total equity	613,117	910,626	412,751	(1,322,008)	614,486
Total liabilities and equity	$2,426,264	$1,227,777	$689,219	$(2,867,987)	$1,475,273

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED JANUARY 28, 2017
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net sales	$825,654	$1,692,093	$227,557	$(165,916)	$2,579,388
Cost of goods sold	583,131	938,169	129,410	(133,313)	1,517,397
Gross profit	242,523	753,924	98,147	(32,603)	1,061,991
Selling and administrative expenses	212,156	690,292	57,757	(32,603)	927,602
Restructuring and other special charges, net	15,333	433	7,638	—	23,404
Operating earnings	15,034	63,199	32,752	—	110,985
Interest expense	(15,102)	(9)	—	—	(15,111)
Interest income	811	—	569	—	1,380
Intercompany interest income (expense)	8,888	(9,033)	145	—	—
Earnings before income taxes	9,631	54,157	33,466	—	97,254
Income tax provision	(5,075)	(20,084)	(6,009)	—	(31,168)
Equity in earnings (loss) of subsidiaries, net of tax	61,102	—	(2,422)	(58,680)	—
Net earnings	65,658	34,073	25,035	(58,680)	66,086
Less: Net earnings attributable to noncontrolling interests	—	—	428	—	428
Net earnings attributable to Caleres, Inc.	$65,658	$34,073	$24,607	$(58,680)	$65,658

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED JANUARY 28, 2017
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$65,658	$34,073	$25,035	$(58,680)	$66,086
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	1,045	—	1,045
Pension and other postretirement benefits adjustments	(24,790)	—	62	—	(24,728)
Derivative financial instruments	181	—	(1,115)	—	(934)
Other comprehensive income from investment in subsidiaries	39	—	—	(39)	—
Other comprehensive loss, net of tax	(24,570)	—	(8)	(39)	(24,617)
Comprehensive income	41,088	34,073	25,027	(58,719)	41,469
Comprehensive income attributable to noncontrolling interests	—	—	381	—	381
Comprehensive income attributable to Caleres, Inc.	$41,088	$34,073	$24,646	$(58,719)	$41,088

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JANUARY 28, 2017
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash provided by operating activities	$66,800	$71,781	$45,041	$—	$183,622
Investing activities
Purchases of property and equipment	(4,769)	(41,606)	(4,148)	—	(50,523)
Capitalized software	(5,521)	(3,481)	(37)	—	(9,039)
Acquisition cost, net of cash received	(259,932)	—	—	—	(259,932)
Intercompany investing	(3,257)	3,257	—	—	—
Net cash used for investing activities	(273,479)	(41,830)	(4,185)	—	(319,494)
Financing activities
Borrowings under revolving credit agreement	623,000	—	—	—	623,000
Repayments under revolving credit agreement	(513,000)	—	—	—	(513,000)
Dividends paid	(12,104)	—	—	—	(12,104)
Acquisition of treasury stock	(23,139)	—	—	—	(23,139)
Issuance of common stock under share-based plans, net	(4,188)	—	—	—	(4,188)
Excess tax benefit related to share-based plans	2,251	—	—	—	2,251
Intercompany financing	126,858	(20,922)	(105,936)	—	—
Net cash provided by (used for) financing activities	199,678	(20,922)	(105,936)	—	72,820
Effect of exchange rate changes on cash and cash equivalents	—	—	233	—	233
(Decrease) increase in cash and cash equivalents	(7,001)	9,029	(64,847)	—	(62,819)
Cash and cash equivalents at beginning of year	31,000	—	87,151	—	118,151
Cash and cash equivalents at end of year	$23,999	$9,029	$22,304	—	$55,332

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED JANUARY 30, 2016
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net sales	$819,148	$1,652,444	$268,779	$(162,941)	$2,577,430
Cost of goods sold	591,539	905,412	162,384	(129,708)	1,529,627
Gross profit	227,609	747,032	106,395	(33,233)	1,047,803
Selling and administrative expenses	235,210	649,020	61,699	(33,233)	912,696
Operating (loss) earnings	(7,601)	98,012	44,696	—	135,107
Interest expense	(16,588)	(1)	—	—	(16,589)
Loss on early extinguishment of debt	(10,651)	—	—	—	(10,651)
Interest income	695	—	204	—	899
Intercompany interest income (expense)	14,363	(14,581)	218	—	—
(Loss) earnings before income taxes	(19,782)	83,430	45,118	—	108,766
Income tax benefit (provision)	8,755	(29,475)	(6,222)	—	(26,942)
Equity in earnings (loss) of subsidiaries, net of tax	92,506	—	(616)	(91,890)	—
Net earnings	81,479	53,955	38,280	(91,890)	81,824
Less: Net earnings attributable to noncontrolling interests	—	—	345	—	345
Net earnings attributable to Caleres, Inc.	$81,479	$53,955	$37,935	$(91,890)	$81,479

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED JANUARY 30, 2016
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$81,479	$53,955	$38,280	$(91,890)	$81,824
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	(224)	—	(224)
Pension and other postretirement benefits adjustments	(8,838)	—	249	—	(8,589)
Derivative financial instruments	628	—	(460)	—	168
Other comprehensive loss from investment in subsidiaries	(366)	—	—	366	—
Other comprehensive loss, net of tax	(8,576)	—	(435)	366	(8,645)
Comprehensive income	72,903	53,955	37,845	(91,524)	73,179
Comprehensive income attributable to noncontrolling interests	—	—	276	—	276
Comprehensive income attributable to Caleres, Inc.	$72,903	$53,955	$37,569	$(91,524)	$72,903

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JANUARY 30, 2016
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash (used for) provided by operating activities	$(1,259)	$99,222	$51,189	$—	$149,152
Investing activities
Purchases of property and equipment	(14,585)	(56,382)	(2,512)	—	(73,479)
Proceeds from disposal of property and equipment	7,111	—	322	—	7,433
Capitalized software	(5,197)	(2,538)	—	—	(7,735)
Intercompany investing	(568)	568	—	—	—
Net cash used for investing activities	(13,239)	(58,352)	(2,190)	—	(73,781)
Financing activities
Borrowings under revolving credit agreement	198,000	—	—	—	198,000
Repayments under revolving credit agreement	(198,000)	—	—	—	(198,000)
Proceeds from issuance of 2023 senior notes	200,000	—	—	—	200,000
Redemption of 2019 senior notes	(200,000)	—	—	—	(200,000)
Dividends paid	(12,253)	—	—	—	(12,253)
Debt issuance costs	(3,650)	—	—	—	(3,650)
Acquisition of treasury stock	(4,921)	—	—	—	(4,921)
Issuance of common stock under share-based plans, net	(5,297)	—	—	—	(5,297)
Excess tax benefit related to share-based plans	2,651	—	—	—	2,651
Intercompany financing	55,077	(40,870)	(14,207)	—	—
Net cash provided by (used for) financing activities	31,607	(40,870)	(14,207)	—	(23,470)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,153)	—	(1,153)
Increase in cash and cash equivalents	17,109	—	33,639	—	50,748
Cash and cash equivalents at beginning of year	13,891	—	53,512	—	67,403
Cash and cash equivalents at end of year	$31,000	$—	$87,151	$—	$118,151

20.    QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial results (unaudited) for 2017 and 2016 are as follows:

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(14 Weeks)
2017
Net sales	$631,509	$676,954	$774,656	$702,465
Gross profit	270,908	287,461	316,885	293,395
Net earnings (1)	14,884	17,674	34,373	20,301
Net earnings attributable to Caleres, Inc. (1)	14,902	17,595	34,387	20,316
Per share of common stock:
Basic earnings per common share attributable to Caleres, Inc. shareholders (2)	0.35	0.41	0.80	0.47
Diluted earnings per common share attributable to Caleres, Inc. shareholders (2)	0.35	0.41	0.80	0.47
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	32.83	29.11	31.27	34.34
Low	24.86	24.45	22.39	26.54
(1) The first and second quarters of 2017 reflect the impact of amortization of the inventory fair value adjustment required for purchase accounting of $1.9 million and $1.1 million, respectively, on an after-tax basis, as further described in Note 2 to the consolidated financial statements and several restructuring and other charges totaling $0.7 million and $1.9 million, respectively, on an after-tax basis, as further described in Note 4 to the consolidated financial statements. The fourth quarter of 2017 reflects restructuring charges totaling $0.6 million, on an after-tax basis, as further described in Note 4 to the consolidated financial statements and the benefit of income tax reform of $0.3 million, as further described in Note 6 to the consolidated financial statements.
(2) EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(13 Weeks)
2016
Net sales	$584,733	$622,937	$732,230	$639,488
Gross profit	247,793	259,555	293,771	260,872
Net earnings (loss) (1)	17,878	19,679	34,726	(6,196)
Net earnings (loss) attributable to Caleres, Inc. (1)	17,782	19,768	34,730	(6,622)
Per share of common stock:
Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders (2)	0.41	0.46	0.81	(0.16)
Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders (2)	0.41	0.46	0.81	(0.16)
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	29.49	27.30	26.90	36.61
Low	23.89	21.27	23.12	24.14
(1) The fourth quarter of 2016 reflects the impact of several restructuring and other charges totaling $20.2 million on an after-tax basis, as further described in Note 4 to the consolidated financial statements.
(2) EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period

Description
($ thousands)
YEAR ENDED FEBRUARY 3, 2018
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,567	$1,336	$—		$858	(A)	$2,045
Customer allowances	20,923	51,135	—		47,756	(B)	24,302
Customer discounts	1,162	4,804	—		5,215	(B)	751
Inventory valuation allowances	14,229	47,084	—		47,059	(C)	14,254
Deferred tax asset valuation allowance	7,890	—	—		2,127	(D)	5,763
YEAR ENDED JANUARY 28, 2017
Deducted from assets or accounts:
Doubtful accounts and allowances	$2,295	$1,384	$70	(E)	$2,182	(A)	$1,567
Customer allowances	21,590	45,186	—		45,853	(B)	20,923
Customer discounts	895	3,573	—		3,306	(B)	1,162
Inventory valuation allowances	15,780	52,041	2,225	(E)	55,817	(C)	14,229
Deferred tax asset valuation allowance	6,544	3,697	450	(E)	2,801	(D)	7,890
YEAR ENDED JANUARY 30, 2016
Deducted from assets or accounts:
Doubtful accounts and allowances	$2,235	$480	$—		$420	(A)	$2,295
Customer allowances	21,906	47,435	—		47,751	(B)	21,590
Customer discounts	1,252	2,624	—		2,981	(B)	895
Inventory valuation allowances	16,051	55,126	—		55,397	(C)	15,780
Deferred tax asset valuation allowance	11,514	670	—		5,640	(D)	6,544

(A)	Accounts written off, net of recoveries.

(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.

(C)	Adjustment upon disposal of related inventories.

(D)
Reductions to the valuation allowances for the net operating loss carryforwards for certain states based on the Company’s expectations for utilization of net operating loss carryforwards. In addition, in 2017, the valuation allowances related to the impairment of the investment in a nonconsolidated affiliate and capital loss carryforwards were reduced, reflecting the impact of the Tax Cuts and Jobs Act.

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of February 3, 2018, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended February 3, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Executive Officers of the Registrant that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Compensation Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of February 3, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights			Weighted-average exercise price of outstanding options, warrants and rights			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category	(a)			(b)			(c)

Equity compensation plans approved by security holders	880,296		(1)	$13.53		(1)	4,379,959		(2)
Equity compensation plans not approved by security holders	—	—		—	—		—	—
Total	880,296			$13.53			4,379,959

(1)
Column (a) includes 81,042 outstanding (vested and nonvested) stock options and 799,254 performance share units payable in stock, which reflects the maximum number of shares to be issued under the performance share plans. The target number of shares to be issued under the plans is 399,627. Performance share awards were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes independent directors' deferred compensation units and restricted stock units payable in cash.

(2)
Represents our remaining shares available for award grants based upon the provisions of the plans, which reflect our practice to reserve shares for outstanding awards. The number of securities available for grant has been reduced for stock option grants and performance share awards payable in stock. Performance share awards are reserved based on the maximum payout level.

Information regarding share-based plans is set forth in Note 16 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our Principal Accounting Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2018, which information is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) and (2) The list of financial statements and Financial Statement Schedules required by this item is included in the Index under Financial Statements and Supplementary Data. All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

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

10.3a*
Caleres, Inc. Incentive and Stock Compensation Plan of 2011, as amended and restated effective May 28, 2015, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 2, 2015, and filed June 10, 2015.

10.3b*
Form of Restricted Stock Award Agreement for non-employee director awards (for grants commencing May 2015) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.2e to the Company’s Form 10-K for the year ended January 30, 2016, and filed March 29, 2016.

10.3c*
Form of Restricted Stock Award Agreement (for employee grants commencing March 2016) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.2f to the Company’s Form 10-K for the year ended January 30, 2016, and filed March 29, 2016.

10.3d*
Form of Restricted Stock Award Agreement (for employee grants commencing December 2016 and March 2017) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.2(g) to the Company’s Form 10-K for the year ended January 28, 2017, and filed March 28, 2017.

10.3(e)(1)*
Form of Performance Award Agreement (for 2013-2015 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(3) to the Company’s Form 10-K for the year ended February 2, 2013, and filed April 2, 2013.

10.3(e)(2)*
Form of Performance Award Agreement (for 2014-2016 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(4) to the Company's Form 10-K for the year ended February 1, 2014, and filed April 1, 2014.

10.3(e)(3)*
Form of Performance Award Agreement (for 2015-2017 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(4) to the Company's Form 10-K for the year ended January 31, 2015, and filed March 31, 2015.

10.3(e)(4)*
Form of Performance Award Agreement (for 2016-2018 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(5) to the Company’s Form 10-K for the year ended January 30, 2016, and filed March 29, 2016.

10.3(e)(5)*
Form of Performance Award Agreement (for 2017-2019 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(5) to the Company's Form 10-K for the year ended January 28, 2017, and filed March 28, 2016.

	10.4a*	Caleres, Inc. Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement dated and filed April 14, 2017.
†	10.4b*	Form of Performance Award Agreement (for 2018-2020 performance period) under the Company's Incentive and Stock Compensation Plan of 2017, filed herewith.
†	10.4c*	Form of Restricted Stock Award Agreement (for employee grants commencing May 2017 through January 2018) under the Company's Incentive and Stock Compensation Plan of 2017, filed herewith.
†	10.4d*	Form of Restricted Stock Award Agreement (for employee grants commencing March 2018) under the Company's Incentive and Stock Compensation Plan of 2017, filed herewith.
10.5*
Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and its Non-Employee Directors (for grants commencing in 2015), incorporated herein by reference to Exhibit 10.4a to the Company’s Form 10-K for the year ended January 30, 2016, and filed March 29, 2016.

10.6*
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

	10.9*	Caleres, Inc. Non-Employee Director Share Plan (2009), incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended May 2, 2015, and filed June 10, 2015.
10.10*
Severance Agreement, effective April 1, 2006, between the Company and Richard M. Ausick, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 31, 2010, and filed September 7, 2010.

	10.11*	Severance Agreement, effective April 1, 2006, between the Company and Diane M. Sullivan, incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated and filed April 6, 2006.
10.12*
Severance Agreement, effective April 1, 2006, between the Company and Douglas W. Koch, incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended February 2, 2013, and filed April 2, 2013.

10.13*
Severance Agreement, dated March 24, 2009 and effective as of April 1, 2009, between the Company and Daniel R. Friedman, incorporated herein by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended January 31, 2015, and filed March 31, 2015.

10.14*
Form of Amendment letter dated December 18, 2009, to the Severance Agreements between the Company and each of: Richard M. Ausick, Daniel R. Friedman, Douglas W. Koch and Diane M. Sullivan, as incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended July 31, 2010, and filed September 7, 2010.

10.15*
Severance Agreement, effective February 16, 2015, between the Company and Kenneth H. Hannah, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed February 6, 2015.

†	21	Subsidiaries of the registrant.
†	23	Consent of Independent Registered Public Accounting Firm.

†	24	Power of attorney (contained on signature page).
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	101.INS	XBRL Instance Document
†	101.SCH	XBRL Taxonomy Extension Schema Document
†	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†	101.PRE	XBRL Taxonomy Presentation Linkbase Document
†	101.DEF	XBRL Taxonomy Definition Linkbase Document

(b)	Exhibits:
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

Date: April 4, 2018

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

Signatures	Date	Title

/s/ Diane M. Sullivan
Diane M. Sullivan	April 4, 2018	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Kenneth H. Hannah
Kenneth H. Hannah	April 4, 2018	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ W. Lee Capps
W. Lee Capps	March 27, 2018	Director

/s/ Brenda Freeman
Brenda Freeman	March 27, 2018	Director

/s/ Lori H. Greeley
Lori H. Greeley	March 27, 2018	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	March 27, 2018	Director

/s/ Carla C. Hendra
Carla C. Hendra	March 27, 2018	Director

/s/ Ward M. Klein
Ward M. Klein	March 27, 2018	Director

/s/ Steven W. Korn
Steven W. Korn	March 27, 2018	Director

/s/ Patricia G. McGinnis
Patricia G. McGinnis	March 27, 2018	Director

/s/ W. Patrick McGinnis
W. Patrick McGinnis	March 27, 2018	Director

/s/ Wenda Harris Millard
Wenda Harris Millard	March 27, 2018	Director