Form 10-Q
period 2018-05-05
CALERES INC
filed 2018-06-13
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 5, 2018

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of June 1, 2018, 43,187,239 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	May 5, 2018	April 29, 2017	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$96,481	$71,816	$64,047
Receivables, net	125,559	107,021	152,613
Inventories, net	579,902	565,051	569,379
Prepaid expenses and other current assets	62,385	38,318	60,750
Total current assets	864,327	782,206	846,789

Other assets	88,941	67,289	90,659
Goodwill	127,081	127,081	127,081
Intangible assets, net	212,819	215,127	212,087
Property and equipment	542,927	533,421	542,812
Allowance for depreciation	(334,029)	(315,567)	(330,013)
Property and equipment, net	208,898	217,854	212,799
Total assets	$1,502,066	$1,409,557	$1,489,415

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$—	$85,000	$—
Trade accounts payable	268,917	225,032	272,962
Other accrued expenses	168,746	146,315	157,197
Total current liabilities	437,663	456,347	430,159

Other liabilities:
Long-term debt	197,587	197,118	197,472
Deferred rent	53,027	50,881	53,071
Other liabilities	99,651	83,478	89,751
Total other liabilities	350,265	331,477	340,294

Equity:
Common stock	432	430	430
Additional paid-in capital	136,909	121,826	136,460
Accumulated other comprehensive loss	(16,065)	(29,778)	(15,170)
Retained earnings	591,429	527,909	595,769
Total Caleres, Inc. shareholders’ equity	712,705	620,387	717,489
Noncontrolling interests	1,433	1,346	1,473
Total equity	714,138	621,733	718,962
Total liabilities and equity	$1,502,066	$1,409,557	$1,489,415
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 5, 2018	April 29, 2017
Net sales	$632,142	$631,509
Cost of goods sold	357,221	360,601
Gross profit	274,921	270,908
Selling and administrative expenses	250,197	246,511
Restructuring and other special charges, net	1,778	1,108
Operating earnings	22,946	23,289
Interest expense, net	(3,683)	(4,809)
Other income, net	3,091	2,436
Earnings before income taxes	22,354	20,916
Income tax provision	(5,174)	(6,032)
Net earnings	17,180	14,884
Net loss attributable to noncontrolling interests	(32)	(18)
Net earnings attributable to Caleres, Inc.	$17,212	$14,902

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.40	$0.35

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.40	$0.35

Dividends per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 5, 2018	April 29, 2017
Net earnings	$17,180	$14,884
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(808)	(540)
Pension and other postretirement benefits adjustments	434	418
Derivative financial instruments	(521)	778
Other comprehensive (loss) income, net of tax	(895)	656
Comprehensive income	16,285	15,540
Comprehensive loss attributable to noncontrolling interests	(40)	(23)
Comprehensive income attributable to Caleres, Inc.	$16,325	$15,563
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 5, 2018	April 29, 2017
Operating Activities
Net earnings	$17,180	$14,884
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,064	11,156
Amortization of capitalized software	2,684	3,560
Amortization of intangible assets	1,037	1,033
Amortization of debt issuance costs and debt discount	432	432
Share-based compensation expense	3,575	2,711
Loss on disposal of property and equipment	284	130
Impairment charges for property and equipment	468	949
Deferred rent	(44)	(243)
Provision for doubtful accounts	342	91
Changes in operating assets and liabilities:
Receivables	26,652	46,002
Inventories	(11,264)	20,515
Prepaid expenses and other current and noncurrent assets	(3,407)	11,014
Trade accounts payable	(3,774)	(41,142)
Accrued expenses and other liabilities	6,443	(5,836)
Other, net	(325)	128
Net cash provided by operating activities	51,347	65,384

Investing Activities
Purchases of property and equipment	(7,929)	(10,978)
Capitalized software	(1,434)	(1,390)
Net cash used for investing activities	(9,363)	(12,368)

Financing Activities
Borrowings under revolving credit agreement	—	195,000
Repayments under revolving credit agreement	—	(220,000)
Dividends paid	(3,023)	(3,025)
Acquisition of treasury stock	(3,288)	(5,993)
Issuance of common stock under share-based plans, net	(3,122)	(2,422)
Net cash used for financing activities	(9,433)	(36,440)
Effect of exchange rate changes on cash and cash equivalents	(117)	(92)
Increase in cash and cash equivalents	32,434	16,484
Cash and cash equivalents at beginning of period	64,047	55,332
Cash and cash equivalents at end of period	$96,481	$71,816
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 3, 2018.

Note 2	Impact of New Accounting Pronouncements

Impact of Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued several ASUs to clarify the implementation guidance in ASU 2014-09.  Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted the ASUs in the first quarter of 2018 using the modified retrospective method, which resulted in a cumulative-effect adjustment of $4.8 million to reduce retained earnings, with a corresponding $6.4 million increase to other accrued expenses and a $1.6 million decrease to deferred tax liabilities. Adoption of the standard is not anticipated to significantly impact the statements of earnings on an ongoing basis. Refer to Note 3 to the condensed consolidated financial statements for additional information.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires recognition of the income tax effects of intercompany sales and intra-entity transfers of assets, other than inventory, when the transfer occurs. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The ASU was adopted during the first quarter of 2018 using a modified retrospective approach, which resulted in a cumulative-effect adjustment to retained earnings of $10.5 million, with a corresponding $5.4 million reduction to an income tax asset and a $5.1 million increase to deferred tax liabilities.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amends Accounting Standards Codification ("ASC") 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net periodic benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the ASU during the first quarter of 2018 on a retrospective basis using the practical expedient permitted by the ASU and reclassified $2.4 million of non-service cost components of net periodic benefit income for the thirteen weeks ended April 29, 2017 to other income, net in the condensed consolidated statements of earnings. For the thirteen weeks ended May 5, 2018, $3.1 million of non-service cost components of net periodic benefit income is presented as other income. Refer to Note 11 to the condensed consolidated financial statements for additional information.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The ASU also narrows the definition of a business by requiring a set of assets to include an input and at least one substantive process that together significantly contribute to the ability to create outputs for it to be considered a business. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted the ASU on a prospective basis during the first quarter of 2018, which had no impact on the Company's condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting. The ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply modification accounting if the value, vesting conditions or classification of the award changes. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the ASU on a prospective basis in the first quarter of 2018, which had no impact on the Company's condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model in ASC 815 to better portray the economic results of an entity's risk management activities in its financial statements and simplifies the application of hedge accounting in certain situations. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the ASU in the first quarter of 2018, which did not have a material impact on the Company's condensed consolidated financial statements.

Impact of Prospective Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company's implementation team is developing and executing the plan to adopt the ASU. The Company's accounting systems have been upgraded to comply with the requirements of the new standard and the Company is in the process of evaluating the impact of the standard on its leases and processes. The Company anticipates electing the package of practical expedients permitted within the ASU; however, it does not expect to elect the hindsight practical expedient. Due to the large number of retail operating leases to which the Company is a party, the Company anticipates that the impact to its condensed consolidated balance sheets upon adoption in the first quarter of 2019 will be material. The Company is still assessing the impact to the condensed consolidated statements of earnings. As the impact of the ASU is non-cash in nature, the impact to the Company's condensed consolidated statements of cash flows is not expected to be material. Adoption of the ASU is not expected to trigger non-compliance with any covenant or other restrictions under the provisions of any of the Company’s debt obligations. The Company is monitoring the proposed ASU, Targeted Improvements, Leases (ASC 842) that, if finalized as proposed, would provide an optional transition method that would allow the Company to only apply ASC 842 in the year of adoption and apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods.

Note 3	Revenues

Impact of Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
On February 4, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of that date. Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Adoption of the standard resulted in a cumulative-effect adjustment to retained earnings of $4.8 million as of February 4, 2018, related to loyalty points issued under the Company's loyalty program ("Rewards") within the Famous Footwear segment. Topic 606 requires a deferral of revenue associated with loyalty points using a relative stand-alone selling price method rather than the incremental cost approach the Company used previously. The standard also requires the reclassification of the returns reserve from receivables to other accrued expenses and the reclassification of the return asset from inventories to prepaid expenses and other current assets in the condensed consolidated balance sheets. The comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.

The impact of the adoption of Topic 606 on the condensed balance sheet as of May 5, 2018 was as follows:

	May 5, 2018
($ thousands)	As reported	Balances without adoption of Topic 606	Effect of change Higher/(Lower)

Balance sheet
Assets
Current assets:
Receivables, net	$125,559	$120,995	$4,564
Inventories, net	579,902	584,852	(4,950)
Prepaid expenses and other current assets	62,385	55,756	6,629

Liabilities
Current liabilities:
Other accrued expenses	168,746	157,627	11,119

Equity
Retained earnings	591,429	596,305	(4,876)

Adoption of the standard also required various changes that impacted the statement of earnings. These changes generally result in either a shift in the timing of revenue recognition or the reclassification of an item from one caption on the statement of earnings to another. As disclosed above, the primary impact is related to deferring revenue at a higher rate for the Company's loyalty program. There are also reclassifications related to income received under co-op marketing arrangements with the Company's vendors and the recognition of certain sales transactions in the Company's retail stores on a net commission basis rather than recording on a gross basis. The impact of all changes related to Topic 606 to the statement of earnings for the thirteen weeks ended May 5, 2018 was as follows:

	For the Thirteen Weeks Ended May 5, 2018
($ thousands)	As reported	Balances without the adoption of Topic 606	Effect of change (Lower)/Higher

Statement of Earnings
Net sales	$632,142	$633,263	$(1,121)
Cost of goods sold	357,221	357,213	8
Gross profit	274,921	276,050	(1,129)
Selling and administrative expenses	250,197	251,129	(932)
Restructuring and other special charges, net	1,778	1,778	—
Operating earnings	$22,946	$23,143	$(197)

The adoption of Topic 606 had an immaterial impact on net earnings and earnings per share.

Accounting Policy
Revenue is recognized when obligations under the terms of a contract with the consumer are satisfied. This generally occurs at the time of transfer of control of merchandise. The Company considers several control indicators in its assessment of the timing of the transfer of control, including significant risks and rewards of ownership, physical possession and the Company's right to receive payment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring merchandise. The Company applies the guidance using the portfolio approach because this methodology would not differ materially from applying the guidance to the individual contracts within the portfolio. The Company elected the practical expedient to exclude sales and similar taxes collected from customers from the measurement of the transaction price for its retail sales.

Disaggregation of Revenues
The following table disaggregates revenue by segment and major source for the thirteen weeks ended May 5, 2018:

($ thousands)	Famous Footwear	Brand Portfolio	Total

Retail stores	$338,256	$42,784	$381,040
Landed wholesale	—	167,810	167,810
First-cost wholesale	—	13,405	13,405
E-commerce	25,014	40,950	65,964
Licensing and royalty	—	3,712	3,712
Other (1)	141	70	211
Net sales	$363,411	$268,731	$632,142
(1) Includes breakage revenue from unredeemed gift cards

Retail stores
The majority of the Company's revenue is generated from retail sales where control is transferred and revenue is recognized at the point of sale. Retail sales are recorded net of returns and exclude sales tax. Merchandise returns are recognized as a reduction of sales at the time the merchandise is returned. In addition, the Company carries a returns reserve and a corresponding return asset for expected returns of merchandise.

Retail sales to members of our Rewards program include two performance obligations: the sale of merchandise and the delivery of points that may be redeemed for future purchases at Famous Footwear. The transaction price is allocated to the separate performance obligations based on the relative stand-alone selling price. The stand-alone selling price for the points is estimated using the retail value of the merchandise earned, adjusted for estimated breakage based upon historical redemption patterns. The Company has elected to adopt the practical expedient that allows entities to disregard the effect of the time value of money between payment for and receipt of goods when the sale does not include a financing element. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. Upon adoption of Topic 606 as of February 4, 2018, the Rewards program liability, included in other accrued expenses on the condensed consolidated balance sheets, increased $6.4 million, from $8.1 million to $14.5 million.

Landed wholesale
Landed sales are wholesale sales in which the merchandise is shipped directly to the customer from the Company’s warehouses. Many landed customers arrange their own transportation of merchandise and, with limited exceptions, control is transferred at the time of shipment.

First-cost wholesale
First-cost sales are wholesale sales in which the Company purchases merchandise from an international factory that manufactures the product. Revenue is recognized at the time the merchandise is delivered to the customer’s designated freight forwarder and control is transferred to the customer.

E-commerce
The Company also generates revenue through online and drop-ship sales, cumulatively referred to as "e-commerce". The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

Licensing and royalty
The Company has license agreements with third parties allowing them to sell the Company’s branded product, or other merchandise that uses the Company’s owned or licensed brand names. These license agreements provide the licensee access to the Company's symbolic intellectual property, and revenue is therefore recognized over the license term. For royalty contracts that do not have guaranteed minimums, the Company recognizes revenue as the licensee's sales occur. For royalty contracts that have guaranteed minimums, revenue for the guaranteed minimum is recognized on a straight-line basis during the term, until such time that the cumulative royalties exceed the total minimum guarantee. Up-front payments are recognized over the contractual term to which the guaranteed minimum relates.

Contract Balances
Revenue is recorded at the transaction price, net of estimates for variable consideration for which reserves are established, including returns, allowances and discounts. Variable consideration is estimated using the expected value method and given the large number of contracts with similar characteristics, the portfolio approach is applied to determine the variable consideration for each revenue stream. Reserves for projected returns are based on historical patterns and current expectations.

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	May 5, 2018	February 3, 2018
Customer allowances and discounts	$19,416	$20,259
Rewards program liability	14,920	8,130
Returns reserve	12,606	8,332
Gift card liability	4,661	5,509

During the three months ended May 5, 2018, the Rewards program liability increased $6.4 million due to the adoption of Topic 606 and $5.9 million due to purchases and decreased $5.5 million due to expirations and redemptions. The change in the returns reserve balance is primarily due to the impact of account reclassifications required by adoption of Topic 606 on February 4, 2018.

Note 4	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the thirteen weeks ended May 5, 2018 and April 29, 2017:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 5, 2018	April 29, 2017
NUMERATOR
Net earnings	$17,180	$14,884
Net loss attributable to noncontrolling interests	32	18
Net earnings allocated to participating securities	(479)	(408)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	16,733	14,494

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	41,910	41,832
Dilutive effect of share-based awards	124	169
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	42,034	42,001

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.40	$0.35

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.40	$0.35

Options to purchase 16,667 shares of common stock for the thirteen weeks ended April 29, 2017 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive. There were no options to purchase shares excluded from the denominator for the thirteen weeks ended May 5, 2018.

During the thirteen weeks ended May 5, 2018 and April 29, 2017, the Company repurchased 100,000 shares and 225,000 shares, respectively, under the publicly announced share repurchase program, which permits repurchases of up to 2.5 million shares. As of May 5, 2018, the Company has repurchased a total of 1.4 million shares under this program.

Note 5	Restructuring and Other Initiatives

Acquisition of Allen Edmonds
On December 13, 2016, the Company entered into a Stock Purchase Agreement with Apollo Investors, LLC and Apollo Buyer Holding Company, Inc., pursuant to which the Company acquired all outstanding capital stock of Allen Edmonds ("Allen Edmonds"). The aggregate purchase price for the Allen Edmonds stock was $259.9 million, net of cash received of $0.7 million. The operating results of Allen Edmonds are included in the Company’s condensed consolidated financial statements within the Brand Portfolio segment.

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

Integration and Reorganization Costs
During the thirteen weeks ended May 5, 2018 and April 29, 2017, the Company incurred integration and reorganization costs, primarily for severance and professional fees, related to the men's business totaling $1.8 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) and $1.1 million ($0.7 million on an after-tax basis, or $0.01 per diluted share), respectively. Of the $1.8 million in costs presented as restructuring and other special charges, net in the condensed consolidated statements of earnings for the thirteen weeks ended May 5, 2018, $1.6 million was reflected within the Brand Portfolio segment and $0.2 million was reflected within the Other category. Of the $1.1 million in costs for the thirteen weeks ended April 29, 2017, $0.8 million was reflected within the Brand Portfolio segment and $0.3 million was reflected within the Other category. As of May 5, 2018 and April 29, 2017, restructuring reserves of $1.1 million and $0.8 million, respectively, were included in other accrued expenses on the condensed consolidated balance sheets. The Company expects all integration and reorganization costs to be settled by the end of fiscal 2018.

Note 6	Business Segment Information
Following is a summary of certain key financial measures for the Company’s business segments for the thirteen weeks ended May 5, 2018 and April 29, 2017:

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended May 5, 2018
External sales	$363,411	$268,731	$—	$632,142
Intersegment sales	—	14,766	—	14,766
Operating earnings (loss)	21,857	12,486	(11,397)	22,946
Segment assets	555,448	745,460	201,158	1,502,066

Thirteen Weeks Ended April 29, 2017
External sales	$366,494	$265,015	$—	$631,509
Intersegment sales	—	14,700	—	14,700
Operating earnings (loss)	20,279	13,314	(10,304)	23,289
Segment assets	540,417	743,256	125,884	1,409,557

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	May 5, 2018	April 29, 2017
Operating earnings	$22,946	$23,289
Interest expense, net	(3,683)	(4,809)
Other income, net	3,091	2,436
Earnings before income taxes	$22,354	$20,916

Note 7	Inventories
The Company's net inventory balance was comprised of the following:

($ thousands)	May 5, 2018	April 29, 2017	February 3, 2018
Raw materials	$15,554	$15,114	$17,531
Work-in-process	708	863	689
Finished goods	563,640	549,074	551,159
Inventories, net	$579,902	$565,051	$569,379

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	May 5, 2018	April 29, 2017	February 3, 2018
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	285,988	285,988	285,988
Other	1,769	—	—
Total intangible assets	290,557	288,788	288,788
Accumulated amortization	(77,738)	(73,661)	(76,701)
Total intangible assets, net	212,819	215,127	212,087
Goodwill
Brand Portfolio	127,081	127,081	127,081
Total goodwill	127,081	127,081	127,081
Goodwill and intangible assets, net	$339,900	$342,208	$339,168

During the thirteen weeks ended May 5, 2018, the Company acquired software licenses with an original cost of $1.8 million, which are included in intangible assets, net of accumulated amortization, on the condensed consolidated balance sheets.

The Company's intangible assets as of May 5, 2018, April 29, 2017 and February 3, 2018 were as follows:

($ thousands)		May 5, 2018
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288	$77,219	$88,069
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15 years	5,400	495	4,905
Software licenses	5 years	1,769	24	1,745
		$290,557	$77,738	$212,819

		April 29, 2017
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288	$73,526	$91,762
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15 years	5,400	135	5,265
		$288,788	$73,661	$215,127

		February 3, 2018
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288	$76,296	$88,992
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15 years	5,400	405	4,995
		$288,788	$76,701	$212,087

Amortization expense related to intangible assets was $1.0 million for the thirteen weeks ended May 5, 2018 and April 29, 2017.

Note 9	Shareholders’ Equity

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the thirteen weeks ended May 5, 2018 and April 29, 2017:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 3, 2018	$717,489	$1,473	$718,962
Net earnings (loss)	17,212	(32)	17,180
Other comprehensive loss	(895)	(8)	(903)
Dividends paid	(3,023)	—	(3,023)
Acquisition of treasury stock	(3,288)	—	(3,288)
Issuance of common stock under share-based plans, net	(3,122)	—	(3,122)
Cumulative-effect adjustment from adoption of ASU 2016-16	(10,468)	—	(10,468)
Cumulative-effect adjustment from adoption of ASU 2014-09 (Topic 606)	(4,775)	—	(4,775)
Share-based compensation expense	3,575	—	3,575
Equity at May 5, 2018	$712,705	$1,433	$714,138

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2017	$613,117	$1,369	$614,486
Net earnings (loss)	14,902	(18)	14,884
Other comprehensive income (loss)	656	(5)	651
Dividends paid	(3,025)	—	(3,025)
Acquisition of treasury stock	(5,993)	—	(5,993)
Issuance of common stock under share-based plans, net	(2,422)	—	(2,422)
Cumulative-effect adjustment from adoption of ASU 2016-09	441	—	441
Share-based compensation expense	2,711	—	2,711
Equity at April 29, 2017	$620,387	$1,346	$621,733

Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the thirteen weeks ended May 5, 2018 and April 29, 2017:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance at February 3, 2018	$1,235	$(17,172)	$767	$(15,170)
Other comprehensive (loss) income before reclassifications	(808)	—	(408)	(1,216)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	585	(145)	440
Tax (benefit) provision	—	(151)	32	(119)
Net reclassifications	—	434	(113)	321
Other comprehensive (loss) income	(808)	434	(521)	(895)
Balance at May 5, 2018	$427	$(16,738)	$246	$(16,065)

Balance at January 28, 2017	$192	$(30,084)	$(542)	$(30,434)
Other comprehensive (loss) income before reclassifications	(540)	—	753	213
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	679	47	726
Tax benefit	—	(261)	(22)	(283)
Net reclassifications	—	418	25	443
Other comprehensive (loss) income	(540)	418	778	656
Balance at April 29, 2017	$(348)	$(29,666)	$236	$(29,778)

(1)	Amounts reclassified are included in other income, net. See Note 11 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)
Amounts reclassified are included in net sales, costs of goods sold, selling and administrative expenses and interest expense, net. See Notes 12 and 13 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 10	Share-Based Compensation

The Company recognized share-based compensation expense of $3.6 million and $2.7 million during the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. During the thirteen weeks ended May 5, 2018 and April 29, 2017, the Company issued 256,005 and 254,358 shares of common stock, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

Restricted Stock
The following table summarizes restricted stock activity for the thirteen weeks ended May 5, 2018 and April 29, 2017:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 5, 2018			April 29, 2017
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

February 3, 2018	1,174,801	$27.92	January 28, 2017	1,128,049	$25.85
Granted	294,691	31.77	Granted	351,820	26.90
Forfeited	(16,550)	27.47	Forfeited	(12,500)	26.63
Vested	(208,610)	28.15	Vested	(250,035)	17.00
May 5, 2018	1,244,332	$28.80	April 29, 2017	1,217,334	$27.96

Of the 294,691 restricted shares granted during the thirteen weeks ended May 5, 2018, 285,191 shares have a graded-vesting term of three years and 9,500 shares have a cliff-vesting term of four years. Of the 351,820 restricted shares granted during the thirteen weeks ended April 29, 2017, 12,000 shares have a graded-vesting term of four years and 339,820 shares have a cliff-vesting term of four years. Share-based compensation expense for cliff-vesting grants is recognized on a straight-line basis over the vesting period and expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Share Awards
During the thirteen weeks ended May 5, 2018 and April 29, 2017, the Company granted performance share awards for a targeted 155,000 and 169,500 shares, respectively, with a weighted-average grant date fair value of $31.84 and $26.90, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period. During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value.

Stock Options
The following table summarizes stock option activity for the thirteen weeks ended May 5, 2018 and April 29, 2017:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 5, 2018			April 29, 2017
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

February 3, 2018	81,042	$6.28	January 28, 2017	150,540	$9.36
Granted	—	—	Granted	—	—
Exercised	(16,500)	4.02	Exercised	(6,000)	5.57
Forfeited	—	—	Forfeited	—	—
Expired	(2,500)	5.71	Expired	(47,248)	15.94
May 5, 2018	62,042	$6.90	April 29, 2017	97,292	$6.39

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director. The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock. The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs. Expense is recognized at fair value when the dividend equivalents are granted. The Company granted 781 and 882 RSUs to non-employee directors for dividend equivalents during the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, with weighted-average grant date fair values of $33.10 and $26.29, respectively.

Note 11	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit (income) cost for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017
Service cost	$2,382	$2,467	$—	$—
Interest cost	3,541	3,747	15	18
Expected return on assets	(7,232)	(6,880)	—	—
Amortization of:
Actuarial loss (gain)	1,013	1,152	(30)	(38)
Prior service income	(398)	(435)	—	—
Total net periodic benefit (income) cost	$(694)	$51	$(15)	$(20)

As further discussed in Note 2 to the condensed consolidated financial statements, as a result of the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a retrospective basis during the thirteen weeks ended May 5, 2018, the non-service cost components of net periodic benefit (income) cost are included in other income, net in the condensed consolidated statements of earnings. Service cost is included in selling and administrative expenses.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through May 2019. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

As of May 5, 2018, April 29, 2017 and February 3, 2018, the Company had forward contracts maturing at various dates through May 2019, May 2018 and February 2019, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	May 5, 2018	April 29, 2017	February 3, 2018
Financial Instruments
Euro	$17,180	$16,446	$21,223
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	14,828	20,813	16,874
Chinese yuan	12,520	4,476	12,058
New Taiwanese dollars	514	545	596
United Arab Emirates dirham	—	528	—
Japanese yen	—	416	—
Other currencies	422	66	415
Total financial instruments	$45,464	$43,290	$51,166

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of May 5, 2018, April 29, 2017 and February 3, 2018 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
May 5, 2018	Prepaid expenses and other current assets	$591	Other accrued expenses	$392
April 29, 2017	Prepaid expenses and other current assets	610	Other accrued expenses	187
February 3, 2018	Prepaid expenses and other current assets	1,540	Other accrued expenses	542

For the thirteen weeks ended May 5, 2018 and April 29, 2017, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 5, 2018		April 29, 2017
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	Loss Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings	(Loss) Gain Recognized in OCL on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings

Net sales	$(25)	$—	$(32)	$18
Cost of goods sold	(402)	(92)	793	3
Selling and administrative expenses	(72)	237	310	(67)
Interest expense, net	—	—	4	(1)

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

In determining fair value, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company also considers counterparty credit risk in its assessment of fair value. Classification of the financial or non-financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

Deferred Compensation Plan Assets and Liabilities
The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan are presented in other accrued expenses and the assets held by the trust are classified within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in deferred compensation plan assets and liabilities are charged to selling and administrative expenses. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

Restricted Stock Units for Non-Employee Directors
Under the Company’s incentive compensation plans, cash-equivalent restricted stock units (“RSUs”) of the Company may be granted at no cost to non-employee directors. The RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units, and are settled in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. The fair value of each RSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  During the fourth quarter of 2017, the Company converted 210,302 of RSUs payable in cash with a value of $6.3 million to RSUs payable in common stock. Additional information related to RSUs for non-employee directors is disclosed in Note 10 to the condensed consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 5, 2018, April 29, 2017 and February 3, 2018. The Company did not have any transfers between Level 1, Level 2 or Level 3 during the thirteen weeks ended May 5, 2018 or April 29, 2017.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
May 5, 2018:
Cash equivalents – money market funds	$76,335	$76,335	$—	$—
Non-qualified deferred compensation plan assets	6,898	6,898	—	—
Non-qualified deferred compensation plan liabilities	(6,898)	(6,898)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,563)	(2,563)	—	—
Restricted stock units for non-employee directors	(5,011)	(5,011)	—	—
Derivative financial instruments, net	199	—	199	—
April 29, 2017:
Cash equivalents – money market funds	$43,531	$43,531	$—	$—
Non-qualified deferred compensation plan assets	5,402	5,402	—	—
Non-qualified deferred compensation plan liabilities	(5,402)	(5,402)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,189)	(2,189)	—	—
Restricted stock units for non-employee directors	(9,276)	(9,276)	—	—
Derivative financial instruments, net	423	—	423	—
February 3, 2018:
Cash equivalents – money market funds	$53,106	$53,106	$—	$—
Non-qualified deferred compensation plan assets	6,445	6,445	—	—
Non-qualified deferred compensation plan liabilities	(6,445)	(6,445)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,289)	(2,289)	—	—
Restricted stock units for non-employee directors	(4,343)	(4,343)	—	—
Derivative financial instruments, net	998	—	998	—

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $105.4 million and $95.4 million at May 5, 2018 and April 29, 2017, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, primarily for leasehold improvements and furniture and fixtures in the Company's retail stores, which were included in selling and administrative expenses for the respective periods.

	Thirteen Weeks Ended
($ thousands)	May 5, 2018	April 29, 2017
Impairment Charges
Famous Footwear	$150	$150
Brand Portfolio	318	799
Total impairment charges	$468	$949

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	May 5, 2018		April 29, 2017		February 3, 2018
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Value	Value	Value	Value	Value	Value
Borrowings under revolving credit agreement	$—	$—	$85,000	$85,000	$—	$—
Long-term debt	197,587	209,500	197,118	209,500	197,472	210,000
Total debt	$197,587	$209,500	$282,118	$294,500	$197,472	$210,000

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 14	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The provisional income tax benefit recorded in fiscal 2017 of $0.3 million was comprised of a $24.6 million deferred tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, partially offset by a one-time tax expense on deemed repatriation of $22.9 million and $1.4 million deferred tax expense in connection with Internal Revenue Code section 162(m) and other provisions in the Act. These provisional amounts continue to represent the Company's best estimate based on current information and guidance as of May 5, 2018. As permitted by SEC Staff Accounting Bulletin 118 (“SAB 118”), the Company will continue to analyze all provisional amounts associated with the Act as a result of pending issuance of Notices and Regulations related to the Act. Any subsequent adjustment to these amounts will be recorded to the Company's income tax provision in 2018 when the analysis is complete, for a period not to exceed one year beyond the enactment date.

The Act also includes the Global Intangibles Low-taxed Income ("GILTI") provision, a new minimum tax on global intangible low-taxed income, the Base Erosion Anti-Avoidance ("BEAT") provision, a new tax for certain payments to foreign related parties, and the Foreign-Derived Intangible Income ("FDII") provision, a tax incentive to earn income from the sale, lease or license of goods and services abroad. The Company is permitted to make an accounting policy election to account for GILTI as either a period charge in the future period the tax arises or as part of deferred taxes related to the investment or subsidiary. As a result of the complexity of the GILTI provisions, the Company is still evaluating the provisions on future periods and has not yet elected an accounting policy related to its treatment of these future tax liabilities. For the thirteen weeks ended May 5, 2018, the Company has recorded a provisional amount for GILTI as a period charge in the income tax provision. The Company is also still evaluating the other provisions of the Act.

The Company’s consolidated effective tax rates were 23.1% and 28.8% for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. During the thirteen weeks ended May 5, 2018, the Company recognized discrete tax benefits of $0.5 million, primarily related to share-based compensation. During the thirteen weeks ended April 29, 2017, the Company recognized discrete tax benefits of $1.1 million related to share-based compensation. If these discrete tax benefits had not been recognized during the thirteen weeks ended May 5, 2018 and April 29, 2017, the Company's effective tax rates would have been 25.4% and 34.0%, respectively. Excluding the discrete tax items, the Company's tax rate is lower for the thirteen weeks ended May 5, 2018, reflecting a reduction in the U.S. corporate tax rate following enactment of the Act.

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

As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified work plan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the work plan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company continues to implement the expanded remedy work plan that was approved by the oversight authorities in 2015. Based on the progress of the direct remedial action of on-site conditions, the Company has submitted a request to the oversight authorities for permission to convert the perimeter pump and treat active remediation system to a passive one.

The cumulative expenditures for both on-site and off-site remediation through May 5, 2018 were $30.2 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at May 5, 2018 is $9.5 million, of which $8.8 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses. Of the total $9.5 million reserve, $4.9 million is for off-site remediation and $4.6 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $14.1 million as of May 5, 2018. The Company expects to spend approximately $0.2 million in the next fiscal year, $0.1 million in each of the following four years and $13.5 million in the aggregate thereafter related to the on-site remediation.

Other
Various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. However, the Company does not currently believe that its liability for such sites, if any, would be material.

The Company continues to evaluate its remediation plans in conjunction with its environmental consultants and records its best estimate of remediation liabilities. However, future actions and the associated costs are subject to oversight and approval of various governmental authorities. Accordingly, the ultimate costs may vary, and it is possible costs may exceed the recorded amounts.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
MAY 5, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$41,795	$10,011	$44,675	$—	$96,481
Receivables, net	113,763	2,721	9,075	—	125,559
Inventories, net	110,242	441,144	28,516	—	579,902
Prepaid expenses and other current assets	28,677	31,669	6,632	(4,593)	62,385
Intercompany receivable – current	919	339	14,444	(15,702)	—
Total current assets	295,396	485,884	103,342	(20,295)	864,327
Other assets	75,242	12,937	762	—	88,941
Goodwill and intangible assets, net	112,298	40,937	186,665	—	339,900
Property and equipment, net	36,178	160,903	11,817	—	208,898
Investment in subsidiaries	1,341,505	—	(24,043)	(1,317,462)	—
Intercompany receivable – noncurrent	783,315	536,213	708,992	(2,028,520)	—
Total assets	$2,643,934	$1,236,874	$987,535	$(3,366,277)	$1,502,066

Liabilities and Equity
Current liabilities
Trade accounts payable	$99,013	$150,288	$19,616	$—	$268,917
Other accrued expenses	67,588	85,180	20,571	(4,593)	168,746
Intercompany payable – current	5,467	—	10,235	(15,702)	—
Total current liabilities	172,068	235,468	50,422	(20,295)	437,663
Other liabilities
Long-term debt	197,587	—	—	—	197,587
Other liabilities	102,303	40,200	10,175	—	152,678
Intercompany payable – noncurrent	1,459,271	91,100	478,149	(2,028,520)	—
Total other liabilities	1,759,161	131,300	488,324	(2,028,520)	350,265
Equity
Caleres, Inc. shareholders’ equity	712,705	870,106	447,356	(1,317,462)	712,705
Noncontrolling interests	—	—	1,433	—	1,433
Total equity	712,705	870,106	448,789	(1,317,462)	714,138
Total liabilities and equity	$2,643,934	$1,236,874	$987,535	$(3,366,277)	$1,502,066

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$199,260	$445,695	$37,392	$(50,205)	$632,142
Cost of goods sold	134,594	247,799	17,867	(43,039)	357,221
Gross profit	64,666	197,896	19,525	(7,166)	274,921
Selling and administrative expenses	66,342	177,886	13,135	(7,166)	250,197
Restructuring and other special charges, net	525	1,253	—	—	1,778
Operating (loss) earnings	(2,201)	18,757	6,390	—	22,946
Interest (expense) income	(3,819)	(12)	148	—	(3,683)
Other income (expense)	3,120	—	(29)	—	3,091
Intercompany interest income (expense)	2,768	(2,799)	31	—	—
(Loss) earnings before income taxes	(132)	15,946	6,540	—	22,354
Income tax provision	(952)	(3,302)	(920)	—	(5,174)
Equity in earnings (loss) of subsidiaries, net of tax	18,296	—	(478)	(17,818)	—
Net earnings	17,212	12,644	5,142	(17,818)	17,180
Less: Net loss attributable to noncontrolling interests	—	—	(32)	—	(32)
Net earnings attributable to Caleres, Inc.	$17,212	$12,644	$5,174	$(17,818)	$17,212

Comprehensive income	$16,325	$12,626	$4,995	$(17,661)	$16,285
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(40)	—	(40)
Comprehensive income attributable to Caleres, Inc.	$16,325	$12,626	$5,035	$(17,661)	$16,325

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$5,799	$38,599	$6,949	$—	$51,347

Investing activities
Purchases of property and equipment	(3,095)	(4,334)	(500)	—	(7,929)
Capitalized software	(1,248)	(186)	—	—	(1,434)
Intercompany investing	286	(286)	—	—	—
Net cash used for investing activities	(4,057)	(4,806)	(500)	—	(9,363)

Financing activities
Dividends paid	(3,023)	—	—	—	(3,023)
Acquisition of treasury stock	(3,288)	—	—	—	(3,288)
Issuance of common stock under share-based plans, net	(3,122)	—	—	—	(3,122)
Intercompany financing	23,397	(23,782)	385	—	—
Net cash provided by (used for) financing activities	13,964	(23,782)	385	—	(9,433)
Effect of exchange rate changes on cash and cash equivalents	—	—	(117)	—	(117)
Increase in cash and cash equivalents	15,706	10,011	6,717	—	32,434
Cash and cash equivalents at beginning of period	26,089	—	37,958	—	64,047
Cash and cash equivalents at end of period	$41,795	$10,011	$44,675	$—	$96,481

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$43,201	$15,601	$13,014	$—	$71,816
Receivables, net	90,121	3,705	13,195	—	107,021
Inventories, net	117,815	422,911	24,325	—	565,051
Prepaid expenses and other current assets	20,499	15,134	7,313	(4,628)	38,318
Intercompany receivable – current	1,487	159	18,297	(19,943)	—
Total current assets	273,123	457,510	76,144	(24,571)	782,206
Other assets	51,823	14,631	835	—	67,289
Goodwill and intangible assets, net	112,777	218,707	10,724	—	342,208
Property and equipment, net	32,093	173,567	12,194	—	217,854
Investment in subsidiaries	1,370,854	—	(22,994)	(1,347,860)	—
Intercompany receivable – noncurrent	581,957	409,466	591,105	(1,582,528)	—
Total assets	$2,422,627	$1,273,881	$668,008	$(2,954,959)	$1,409,557

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$85,000	$—	$—	$—	$85,000
Trade accounts payable	65,364	140,924	18,744	—	225,032
Other accrued expenses	57,359	78,302	15,282	(4,628)	146,315
Intercompany payable – current	10,398	—	9,545	(19,943)	—
Total current liabilities	218,121	219,226	43,571	(24,571)	456,347
Other liabilities
Long-term debt	197,118	—	—	—	197,118
Other liabilities	90,110	40,223	4,026	—	134,359
Intercompany payable – noncurrent	1,296,891	80,188	205,449	(1,582,528)	—
Total other liabilities	1,584,119	120,411	209,475	(1,582,528)	331,477
Equity
Caleres, Inc. shareholders’ equity	620,387	934,244	413,616	(1,347,860)	620,387
Noncontrolling interests	—	—	1,346	—	1,346
Total equity	620,387	934,244	414,962	(1,347,860)	621,733
Total liabilities and equity	$2,422,627	$1,273,881	$668,008	$(2,954,959)	$1,409,557

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$194,440	$427,539	$38,045	$(28,515)	$631,509
Cost of goods sold	132,851	231,786	18,530	(22,566)	360,601
Gross profit	61,589	195,753	19,515	(5,949)	270,908
Selling and administrative expenses	54,869	182,347	15,244	(5,949)	246,511
Restructuring and other special charges, net	1,108	—	—	—	1,108
Operating earnings	5,612	13,406	4,271	—	23,289
Interest (expense) income	(4,947)	(9)	147	—	(4,809)
Other income (expense)	2,445	—	(9)	—	2,436
Intercompany interest income (expense)	2,083	(2,324)	241	—	—
Earnings before income taxes	5,193	11,073	4,650	—	20,916
Income tax provision	(1,087)	(3,875)	(1,070)	—	(6,032)
Equity in earnings (loss) of subsidiaries, net of tax	10,796	—	(1,048)	(9,748)	—
Net earnings	14,902	7,198	2,532	(9,748)	14,884
Less: Net loss attributable to noncontrolling interests	—	—	(18)	—	(18)
Net earnings attributable to Caleres, Inc.	$14,902	$7,198	$2,550	$(9,748)	$14,902

Comprehensive income	$15,563	$7,198	$2,453	$(9,674)	$15,540
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(23)	—	(23)
Comprehensive income attributable to Caleres, Inc.	$15,563	$7,198	$2,476	$(9,674)	$15,563

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$8,601	$55,017	$1,766	$—	$65,384

Investing activities
Purchases of property and equipment	(1,915)	(7,570)	(1,493)	—	(10,978)
Proceeds from disposals of property and equipment	(17,238)	17,238	—	—	—
Capitalized software	(1,167)	(223)	—	—	(1,390)
Intercompany investing	(2,494)	2,494	—	—	—
Net cash (used for) provided by investing activities	(22,814)	11,939	(1,493)	—	(12,368)

Financing activities
Borrowings under revolving credit agreement	195,000	—	—	—	195,000
Repayments under revolving credit agreement	(220,000)	—	—	—	(220,000)
Dividends paid	(3,025)	—	—	—	(3,025)
Acquisition of treasury stock	(5,993)	—	—	—	(5,993)
Issuance of common stock under share-based plans, net	(2,422)	—	—	—	(2,422)
Intercompany financing	69,855	(60,384)	(9,471)	—	—
Net cash provided by (used for) financing activities	33,415	(60,384)	(9,471)	—	(36,440)
Effect of exchange rate changes on cash and cash equivalents	—	—	(92)	—	(92)
Increase (decrease) in cash and cash equivalents	19,202	6,572	(9,290)	—	16,484
Cash and cash equivalents at beginning of period	23,999	9,029	22,304	—	55,332
Cash and cash equivalents at end of period	$43,201	$15,601	$13,014	$—	$71,816

CONDENSED CONSOLIDATING BALANCE SHEET
FEBRUARY 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$26,089	$—	$37,958	$—	$64,047
Receivables, net	124,957	3,663	23,993	—	152,613
Inventories, net	146,068	394,438	28,873	—	569,379
Prepaid expenses and other current assets	26,284	30,456	8,394	(4,384)	60,750
Intercompany receivable – current	521	74	9,250	(9,845)	—
Total current assets	323,919	428,631	108,468	(14,229)	846,789
Other assets	76,317	13,610	732	—	90,659
Goodwill and intangible assets, net	111,108	40,937	187,123	—	339,168
Property and equipment, net	35,474	165,227	12,098	—	212,799
Investment in subsidiaries	1,329,428	—	(23,565)	(1,305,863)	—
Intercompany receivable – noncurrent	774,588	520,362	704,810	(1,999,760)	—
Total assets	$2,650,834	$1,168,767	$989,666	$(3,319,852)	$1,489,415

Liabilities and Equity
Current liabilities
Trade accounts payable	$136,797	$102,420	$33,745	$—	$272,962
Other accrued expenses	65,817	74,006	21,758	(4,384)	157,197
Intercompany payable – current	5,524	—	4,321	(9,845)	—
Total current liabilities	208,138	176,426	59,824	(14,229)	430,159
Other liabilities
Long-term debt	197,472	—	—	—	197,472
Other liabilities	101,784	35,574	5,464	—	142,822
Intercompany payable – noncurrent	1,425,951	98,610	475,199	(1,999,760)	—
Total other liabilities	1,725,207	134,184	480,663	(1,999,760)	340,294
Equity
Caleres, Inc. shareholders’ equity	717,489	858,157	447,706	(1,305,863)	717,489
Noncontrolling interests	—	—	1,473	—	1,473
Total equity	717,489	858,157	449,179	(1,305,863)	718,962
Total liabilities and equity	$2,650,834	$1,168,767	$989,666	$(3,319,852)	$1,489,415

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Financial Highlights
The following is a summary of the financial highlights for the first quarter of 2018:

•
Consolidated net sales increased $0.6 million in the first quarter of 2018, driven by the Brand Portfolio segment, which reported a $3.7 million, or 1.4%, increase in net sales. Our Famous Footwear segment reported a $3.1 million, or 0.8%, decrease in net sales, reflecting a late start to the spring selling season due to the unseasonably cold weather in February and March. Same-store sales declined 0.8% for the quarter.

•	Consolidated operating earnings decreased $0.4 million, or 1.5%, to $22.9 million in the first quarter of 2018, compared to $23.3 million in the first quarter of 2017.

•
Consolidated net earnings attributable to Caleres, Inc. were $17.2 million, or $0.40 per diluted share, in the first quarter of 2018, compared to $14.9 million, or $0.35 per diluted share, in the first quarter of 2017.

The following items should be considered in evaluating the comparability of our first quarter results in 2018 and 2017:

•
We adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, during the first quarter of 2018 on a retrospective basis and reclassified $2.4 million of non-service cost components of net periodic benefit income for the first quarter of 2017 to other income, net in the condensed consolidated statements of earnings. For the first quarter of 2018, $3.1 million of non-service cost components is reflected in other income, net. Refer to Note 2 and Note 11 to the condensed consolidated financial statements for additional information related to the adoption of this ASU.

•
In December 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The components of the Act resulted in significant adjustments to both our income tax provision and the income tax balances. Refer to Note 14 to the condensed consolidated financial statements for further discussion.

•
Acquisition, integration and reorganization of men's brands – We incurred costs of $1.8 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) during the first quarter of 2018 and $1.1 million ($0.7 million on an after-tax basis, or $0.01 per diluted share) during the first quarter of 2017 related to the integration and reorganization of our men's brands, which are presented as restructuring and other special charges, net. During the first quarter of 2017, we also incurred costs of $3.0 million ($1.9 million on an after-tax basis, or $0.04 per diluted share) associated with the amortization of the inventory fair value adjustment in connection with the acquisition of Allen Edmonds during the fourth quarter of 2016. These costs are reflected within cost of goods sold. Refer to Note 5 to the condensed consolidated financial statements for additional information related to these costs.

Outlook for the Remainder of 2018
During the first quarter, we delivered improvement in gross margin, net earnings and earnings per share, despite the unseasonably cold weather early in the quarter. We also experienced growth in e-commerce sales, as the continued shift to digital is driving demand. While the winter weather impacted our first quarter results, we have experienced positive trends early in the second quarter upon the arrival of warmer temperatures. Throughout 2018, we will continue to focus on our speed-to-consumer initiative and prioritize opportunities to advance e-commerce sales. We will also remain focused on our initiatives around speed-to-market and the diversification of our portfolio of brands.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
		% of Net Sales		% of Net Sales
($ millions)
Net sales	$632.1	100.0%	$631.5	100.0%
Cost of goods sold	357.2	56.5%	360.6	57.1%
Gross profit	274.9	43.5%	270.9	42.9%
Selling and administrative expenses	250.2	39.6%	246.5	39.0%
Restructuring and other special charges, net	1.8	0.3%	1.1	0.2%
Operating earnings	22.9	3.6%	23.3	3.7%
Interest expense, net	(3.6)	(0.6)%	(4.8)	(0.8)%
Other income, net	3.1	0.5%	2.4	0.4%
Earnings before income taxes	22.4	3.5%	20.9	3.3%
Income tax provision	(5.2)	(0.8)%	(6.0)	(0.9)%
Net earnings	17.2	2.7%	14.9	2.4%
Net loss attributable to noncontrolling interests	(0.0)	(0.0%)	(0.0)	(0.0%)
Net earnings attributable to Caleres, Inc.	$17.2	2.7%	$14.9	2.4%

Net Sales
Net sales increased $0.6 million, or 0.1%, to $632.1 million for the first quarter of 2018, compared to $631.5 million for the first quarter of 2017. Our Brand Portfolio segment reported a $3.7 million, or 1.4%, increase in net sales, reflecting higher net sales of our Allen Edmonds, Franco Sarto and LifeStride brands, partially offset by lower sales from our Vince, Rykä and Via Spiga brands. Our Famous Footwear segment reported a $3.1 million, or 0.8%, decrease in net sales, due in part to the late start to the spring selling season as a result of the unseasonably cold weather in February and March.

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

Gross Profit
Gross profit increased $4.0 million, or 1.5%, to $274.9 million for the first quarter of 2018, compared to $270.9 million for the first quarter of 2017, reflecting an improved gross profit rate and higher sales volume.  As a percentage of net sales, gross profit increased to 43.5% for the first quarter of 2018, compared to 42.9% for the first quarter of 2017, primarily reflecting the recognition of $3.0 million ($1.9 million on an after-tax basis, or $0.04 per diluted share) in incremental cost of goods sold in the first quarter of 2017 related to the amortization of the Allen Edmonds inventory fair value adjustment required for purchase accounting, with no corresponding costs during the first quarter of 2018. We also experienced higher margins within our Brand Portfolio segment, partially offset by a higher sales mix of discounted merchandise within our Famous Footwear segment. Retail and wholesale net sales were 69% and 31% in both the first quarter of 2018 and 2017.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.7 million, or 1.5%, to $250.2 million for the first quarter of 2018, compared to $246.5 million for the first quarter of 2017, due in part to $2.2 million of duplicate expenses associated with our transition to a new leased Brand Portfolio distribution center in Chino, California. We expect to incur a similar amount of additional costs in the second quarter of 2018. As a percentage of net sales, selling and administrative expenses increased to 39.6% for the first quarter of 2018, from 39.0% for the first quarter of 2017.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $1.8 million ($1.3 million on an after-tax basis, or $0.03 per diluted share), primarily for severance expense, were incurred in the first quarter of 2018 related to the ongoing integration efforts of the men's business within our Brand Portfolio segment. For the first quarter of 2017, we incurred $1.1 million ($0.7 million on an after-tax basis, or $0.01 per diluted share), reflecting integration and reorganization charges related to our men's business. Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $0.4 million, or 1.5%, to $22.9 million for the first quarter of 2018, compared to $23.3 million for the first quarter of 2017. Although sales and gross profit were higher in the first quarter of 2018, higher selling and administrative expenses and restructuring and other charges resulted in lower operating earnings. As a percentage of net sales, operating earnings decreased to 3.6% for the first quarter of 2018, compared to 3.7% for the first quarter of 2017.

Interest Expense, Net
Interest expense, net decreased $1.2 million, or 23.4%, to $3.6 million for the first quarter of 2018, compared to $4.8 million for the first quarter of 2017, primarily reflecting lower interest expense on our revolving credit agreement, which was used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016. Obligations under the revolving credit agreement were fully paid off during the fourth quarter of 2017.

Other Income, Net
During the first quarter of 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the non-service cost components of pension and other postretirement benefit income to be included in non-operating income, as further discussed in Note 2 to the condensed consolidated financial statements. As a result of the retrospective adoption of the ASU, we reclassified $2.4 million of non-service cost components of net periodic benefit income for the first quarter of 2017 to other income, net in the condensed consolidated statements of earnings. Other income, net increased $0.7 million, or 26.9%, to $3.1 million for the first quarter of 2018, compared to $2.4 million for the first quarter of 2017, primarily reflecting a higher expected return on assets for our domestic pension plan. Refer to Note 11 to the condensed consolidated financial statements for additional information related to our retirement plans.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 23.1% for the first quarter of 2018, compared to 28.8% for the first quarter of 2017. During the first quarter of 2018, we recognized discrete tax benefits of $0.5 million primarily related to share-based compensation. During the first quarter of 2017, our effective tax rate was impacted by discrete tax benefits of $1.1 million related to share-based compensation. If these discrete tax benefits had not been recognized during the first quarter of 2018 and 2017, our effective tax rates would have been 25.4% and 34.0%, respectively, reflecting a reduction in the U.S. corporate tax rate following enactment of the Tax Cuts and Jobs Act (the "Act"). Refer to Note 14 to the condensed consolidated financial statements for further discussion of income taxes and the impact of the Act.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $17.2 million for the first quarter of 2018, compared to net earnings of $14.9 million for the first quarter of 2017, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$363.4	100.0%	$366.5	100.0%
Cost of goods sold	198.2	54.5%	198.8	54.2%
Gross profit	165.2	45.5%	167.7	45.8%
Selling and administrative expenses	143.3	39.5%	147.4	40.3%
Operating earnings	$21.9	6.0%	$20.3	5.5%

Key Metrics
Same-store sales % change	(0.8)%		(0.6)%
Same-store sales $ change	$(2.7)		$(2.1)
Sales change from new and closed stores, net	$(0.6)		$4.0
Impact of changes in Canadian exchange rate on sales	$0.2		$(0.0)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$50		$50
Sales per square foot, excluding e-commerce (trailing twelve months)	$222		$215
Square footage (thousand sq. ft.)	6,712		6,963

Stores opened	2		9
Stores closed	15		12
Ending stores	1,013		1,052

Net Sales
Net sales decreased $3.1 million, or 0.8%, to $363.4 million for the first quarter of 2018, compared to $366.5 million for the first quarter of 2017. Same-store sales declined 0.8% for the first quarter of 2018. The sales decrease was due in part to the late start to the spring selling season as the winter weather in February and March impacted sales in many of our key markets. Approximately two-thirds of our sales are generated in cold or moderate climate zones. Despite the decline in customer traffic at our retail store locations, Famous Footwear experienced growth in e-commerce sales and reported improvement in the online conversion rate, due in part to the successful implementation of our buy online, pick up in store initiative in early 2017. During the first quarter of 2018, we opened two stores and closed 15 stores, resulting in 1,013 stores and total square footage of 6.7 million at the end of the first quarter of 2018, compared to 1,052 stores and total square footage of 7.0 million at the end of the first quarter of 2017. On a trailing twelve-month basis, sales per square foot, excluding e-commerce, increased 3.1% to $222 for the twelve months ended May 5, 2018, compared to $215 for the twelve months ended April 29, 2017. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment’s sales, with approximately 76% of our net sales made to Rewards program members in both the first quarter of 2018 and 2017, respectively.

Gross Profit
Gross profit decreased $2.5 million, or 1.5%, to $165.2 million for the first quarter of 2018, compared to $167.7 million for the first quarter of 2017, reflecting lower net sales and a lower gross profit rate. As a percentage of net sales, our gross profit decreased to 45.5% for the first quarter of 2018, compared to 45.8% for the first quarter of 2017, driven by a higher sales mix of discounted merchandise during the first quarter of 2018.

Selling and Administrative Expenses
Selling and administrative expenses decreased $4.1 million, or 2.8%, to $143.3 million for the first quarter of 2018, compared to $147.4 million for the first quarter of 2017.  The decrease was driven by lower rent and facilities expense attributable to our smaller store base, as well as incremental benefits from the restructuring of our retail operations completed in the fourth quarter of 2017. As a percentage of net sales, selling and administrative expenses decreased to 39.5% for the first quarter of 2018, compared to 40.3% for the first quarter of 2017.

Operating Earnings
Operating earnings increased $1.6 million, or 7.8%, to $21.9 million for the first quarter of 2018, compared to $20.3 million for the first quarter of 2017. The increase primarily reflects lower selling and administrative expenses, partially offset by lower net sales. As a percentage of net sales, operating earnings increased to 6.0% for the first quarter of 2018, compared to 5.5% for the first quarter of 2017.

BRAND PORTFOLIO
	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$268.7	100.0%	$265.0	100.0%
Cost of goods sold	159.0	59.2%	161.8	61.1%
Gross profit	109.7	40.8%	103.2	38.9%
Selling and administrative expenses	95.6	35.6%	89.1	33.6%
Restructuring and other special charges, net	1.6	0.6%	0.8	0.3%
Operating earnings	$12.5	4.6%	$13.3	5.0%

Key Metrics
Wholesale/retail sales mix (%)	73%/27%		74%/26%
Change in wholesale net sales ($)	$(0.1)		$5.5
Unfilled order position at end of period	$311.0		$305.9

Same-store sales % change(1)	(1.0)%		2.3%
Same-store sales $ change(1)	$(0.5)		$0.6
Sales change from new and closed stores, net	$3.9		$1.8
Sales change from acquired Allen Edmonds retail stores(2)	N/A		$37.1
Impact of changes in Canadian exchange rate on retail sales	$0.4		$(0.1)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$104		$101
Sales per square foot, excluding e-commerce (trailing twelve months) (1)	$440		$314
Square footage (thousands sq. ft.)	405		403

Stores opened	4		3
Stores closed	5		4
Ending stores	235		233

(1)	These metrics for the thirteen-week period ended April 29, 2017 exclude our Allen Edmonds business, acquired in December 2016, as that business was not included in our operations for 13 months.

(2)	This metric represents first quarter 2017 net sales from our 69 acquired Allen Edmonds retail stores.

Net Sales
Net sales increased $3.7 million, or 1.4%, to $268.7 million for the first quarter of 2018, compared to $265.0 million for the first quarter of 2017. Despite the difficult climate, we experienced positive trends and higher net sales of our Allen Edmonds, Franco Sarto and LifeStride brands, partially offset by lower sales from our Vince, Rykä and Via Spiga brands. Our Allen Edmonds business benefited from a very strong anniversary sale in the first quarter of 2018. We also experienced an increase in sales from new and closed stores, primarily driven by Allen Edmonds store openings, partially offset by a decrease in same-store sales of 1.0%. During the first quarter of 2018, we opened four stores and closed five stores, resulting in a total of 235 stores and total square footage of 0.4 million at the end of the first quarter of 2018, compared to 233 stores and total square footage of 0.4 million at the end of the first quarter of 2017. On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, increased to $440 for the twelve months ended May 5, 2018, compared to $314 for the twelve months ended April 29, 2017, primarily driven by the addition of the Allen Edmonds retail stores into this metric.

Gross Profit
Gross profit increased $6.5 million, or 6.3%, to $109.7 million for the first quarter of 2018, compared to $103.2 million for the first quarter of 2017, reflecting expansion in our gross profit rate and net sales growth. In addition, the first quarter of 2017 included the incremental impact of $3.0 million ($1.9 million on an after-tax basis, or $0.04 per diluted share) in cost of goods sold related to the amortization of the inventory fair value adjustment required for purchase accounting, with no corresponding costs in the first quarter of 2018. As a percentage of net sales, our gross profit increased to 40.8% for the first quarter of 2018, compared to 38.9% for the first quarter of 2017.  Our gross profit rate for the first quarter of 2018 also benefited from the higher mix of retail versus wholesale sales and sales growth in our higher margin brands.

Selling and Administrative Expenses
Selling and administrative expenses increased $6.5 million, or 7.4%, to $95.6 million for the first quarter of 2018, compared to $89.1 million for the first quarter of 2017, primarily reflecting higher rent expense as we focus on opening stores in prominent locations. We also experienced higher warehouse costs, due in part to $2.2 million of duplicate expenses associated with our transition to a new leased distribution center in Chino, California. We expect to incur a similar amount of additional costs in the second quarter of 2018. As a percentage of net sales, selling and administrative expenses increased to 35.6% for the first quarter of 2018, compared to 33.6% for the first quarter of 2017, reflecting the above named factors.

Restructuring and Other Special Charges, Net
Restructuring and other special charges were $1.6 million and $0.8 million in the first quarter of 2018 and 2017, respectively, related to the integration and reorganization of our men's business. Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $0.8 million, or 6.2%, to $12.5 million for the first quarter of 2018, compared to $13.3 million for the first quarter of 2017. As a percentage of net sales, operating earnings decreased to 4.6% for the first quarter of 2018, compared to 5.0% in the first quarter of 2017.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $11.4 million were incurred for the first quarter of 2018, compared to $10.3 million for the first quarter of 2017, driven by higher expenses related to our cash-based director compensation plans, reflecting growth in our stock price.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	May 5, 2018	April 29, 2017	February 3, 2018
Borrowings under revolving credit agreement	$—	$85.0	$—
Long-term debt	197.6	197.1	197.5
Total debt	$197.6	$282.1	$197.5

Total debt obligations of $197.6 million at May 5, 2018 decreased $84.5 million, compared to $282.1 million at April 29, 2017, and increased $0.1 million, compared to $197.5 million at February 3, 2018. The decrease from April 29, 2017 was due to lower borrowings under our revolving credit agreement. We used our revolving credit agreement to fund the acquisition of Allen Edmonds in the fourth quarter of 2016 and paid off the remaining borrowings in the fourth quarter of 2017. As a result of lower average borrowings under our revolving credit agreement, net interest expense for the first quarter of 2018 decreased $1.2 million to $3.6 million, compared to $4.8 million for the first quarter of 2017.

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

At May 5, 2018, we had no borrowings and $10.1 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $551.7 million at May 5, 2018. We were in compliance with all covenants and restrictions under the Credit Agreement as of May 5, 2018.

$200 Million Senior Notes
On July 27, 2015, we issued $200.0 million aggregate principal amount of Senior Notes due in 2023 (the "Senior Notes").  Our Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Caleres, Inc. that is an obligor under the Credit Agreement and bear interest at 6.25%, which is payable on February 15 and August 15 of each year. The Senior Notes mature on August 15, 2023. Prior to August 15, 2018, we may redeem the Senior Notes at a redemption price equal to 100% of the principal amount plus a "make-whole" premium (as defined in the Senior Notes indenture) and accrued and unpaid interest to the redemption date. Subsequent to August 15, 2018, we may redeem some or all of the Senior Notes at various redemption prices.

The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 5, 2018, we were in compliance with all covenants and restrictions relating to the 2023 Senior Notes.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	May 5, 2018	April 29, 2017	Change
Net cash provided by operating activities	$51.3	$65.4	$(14.1)
Net cash used for investing activities	(9.4)	(12.4)	3.0
Net cash used for financing activities	(9.4)	(36.4)	27.0
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)	—
Increase in cash and cash equivalents	$32.4	$16.5	$15.9

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $14.1 million lower in the three months ended May 5, 2018 as compared to the three months ended April 29, 2017, primarily reflecting the following factors:

•
An increase in inventory in the three months ended May 5, 2018 compared to a decrease in the comparable period in 2017, driven in part by the impact of the calendar shift resulting from having a 53rd week in fiscal 2017; and

•	A smaller decrease in accounts receivable in the three months ended May 5, 2018, compared to the three months ended April 29, 2017; partially offset by

•	A smaller decrease in accounts payable in the three months ended May 5, 2018, compared to the three months ended April 29, 2017.

Cash used for investing activities was $3.0 million lower in the three months ended May 5, 2018 as compared to the three months ended April 29, 2017, primarily due to lower purchases of property and equipment during the three months ended May 5, 2018. For fiscal 2018, we expect purchases of property and equipment and capitalized software of approximately $50 million, including the initial capital required for our new leased Brand Portfolio warehouse in California.

Cash used for financing activities was $27.0 million lower for the three months ended May 5, 2018 as compared to the three months ended April 29, 2017, as we paid off the borrowings under our revolving credit agreement during the fourth quarter of 2017, which funded our Allen Edmonds acquisition. In addition, we repurchased fewer shares under our stock repurchase program during the three months ended May 5, 2018.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 5, 2018	April 29, 2017	February 3, 2018
Working capital ($ millions) (1)	$426.7	$325.9	$416.6
Current ratio (2)	1.97:1	1.71:1	1.97:1
Debt-to-capital ratio (3)	21.7%	31.2%	21.5%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Working capital at May 5, 2018 was $426.7 million, which was $100.8 million and $10.1 million higher than at April 29, 2017 and February 3, 2018, respectively. Our current ratio was 1.97 to 1 as of May 5, 2018 and February 3, 2018, compared to 1.71 to 1 at April 29, 2017. The increase in working capital and the current ratio from April 29, 2017 primarily reflects lower borrowings under our revolving credit agreement. We used our revolving credit agreement to fund the acquisition of Allen Edmonds in the fourth quarter of 2016 and paid off the remaining borrowings in the fourth quarter of 2017. The increase in working capital from February 3, 2018 was primarily due to higher cash and cash equivalents, partially offset by lower receivables. Our debt-to-capital ratio was 21.7% as of May 5, 2018, compared to 31.2% as of April 29, 2017 and 21.5% at February 3, 2018. The decrease in our debt-to-capital ratio from April 29, 2017 primarily reflects lower borrowings under our revolving credit agreement.

At May 5, 2018, we had $96.5 million of cash and cash equivalents. Approximately half of this balance represents the accumulated unremitted earnings of our foreign subsidiaries.

We declared and paid dividends of $0.07 per share in both the first quarter of 2018 and 2017. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating lease commitments, long-term debt, interest on long-term debt, minimum license commitments, financial instruments, one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations.

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to the contractual obligations identified in our Annual Report on Form 10-K for the year ended February 3, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year. For further information, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 3, 2018.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) rapidly changing fashion trends and purchasing patterns; (iii) intense competition within the footwear industry; (iv) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (v) foreign currency fluctuations; (vi) the ability to accurately forecast sales and manage inventory levels; (vii) cybersecurity threats or other major disruption to the Company’s information technology systems; (viii) customer concentration and increased consolidation in the retail industry; (ix) transitional challenges with acquisitions; (x) a disruption in the Company’s distribution centers; (xi) changes to tax laws, policies and treaties; (xii) the ability to recruit and retain senior management and other key associates; (xiii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; (xiv) the ability to secure/exit leases on favorable terms; (xv) the ability to maintain relationships with current suppliers; and (xvi) the ability to attract, retain and maintain good relationships with licensors and protect intellectual property rights.  The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 3, 2018, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended February 3, 2018.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 5, 2018, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.  There were no significant changes to internal control over financial reporting during the quarter ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 3, 2018.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2018:

			Total Number Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)

Fiscal Period

February 4, 2018 – March 3, 2018	1,559	$29.24	—	1,223,500

March 4, 2018 – April 7, 2018	202,662	31.74	100,000	1,123,500

April 8, 2018 – May 5, 2018	2,561	34.26	—	1,123,500

Total	206,782	$31.75	100,000	1,123,500

(1)
Includes shares purchased as part of our publicly announced stock repurchase program and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

(2)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 100,000 and 225,000 shares were repurchased during the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. As of May 5, 2018, there were 1,123,500 shares authorized to be repurchased under the program. Our repurchases of common stock are limited under our debt agreements.

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

CALERES, INC.

Date: June 13, 2018	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer