Form 10-Q
period 2018-08-04
CALERES INC
filed 2018-09-12
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 4, 2018

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of August 31, 2018, 43,199,345 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	August 4, 2018	July 29, 2017	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$102,884	$52,942	$64,047
Receivables, net	153,421	143,616	152,613
Inventories, net	715,705	722,005	569,379
Prepaid expenses and other current assets	62,159	36,972	60,750
Total current assets	1,034,169	955,535	846,789

Other assets	89,701	69,589	90,659
Goodwill	134,546	127,081	127,081
Intangible assets, net	227,503	214,114	212,087
Property and equipment	549,051	539,732	542,812
Allowance for depreciation	(341,325)	(321,894)	(330,013)
Property and equipment, net	207,726	217,838	212,799
Total assets	$1,693,645	$1,584,157	$1,489,415

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$—	$35,000	$—
Trade accounts payable	400,391	402,812	272,962
Other accrued expenses	195,987	170,499	157,197
Total current liabilities	596,378	608,311	430,159

Other liabilities:
Long-term debt	197,702	197,233	197,472
Deferred rent	52,396	52,227	53,071
Other liabilities	109,975	85,212	89,751
Total other liabilities	360,073	334,672	340,294

Equity:
Common stock	432	430	430
Additional paid-in capital	140,146	124,851	136,460
Accumulated other comprehensive loss	(16,769)	(28,051)	(15,170)
Retained earnings	612,044	542,499	595,769
Total Caleres, Inc. shareholders’ equity	735,853	639,729	717,489
Noncontrolling interests	1,341	1,445	1,473
Total equity	737,194	641,174	718,962
Total liabilities and equity	$1,693,645	$1,584,157	$1,489,415
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$706,612	$676,954	$1,338,754	$1,308,463
Cost of goods sold	413,511	389,493	770,731	750,094
Gross profit	293,101	287,461	568,023	558,369
Selling and administrative expenses	258,835	256,170	509,033	502,681
Restructuring and other special charges, net	2,123	2,865	3,900	3,973
Operating earnings	32,143	28,426	55,090	51,715
Interest expense, net	(3,602)	(4,375)	(7,285)	(9,184)
Other income, net	3,078	2,670	6,169	5,106
Earnings before income taxes	31,619	26,721	53,974	47,637
Income tax provision	(8,008)	(9,047)	(13,183)	(15,079)
Net earnings	23,611	17,674	40,791	32,558
Net (loss) earnings attributable to noncontrolling interests	(35)	79	(67)	61
Net earnings attributable to Caleres, Inc.	$23,646	$17,595	$40,858	$32,497

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.55	$0.41	$0.95	$0.76

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.55	$0.41	$0.94	$0.75

Dividends per common share	$0.07	$0.07	$0.14	$0.14
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net earnings	$23,611	$17,674	$40,791	$32,558
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(251)	1,820	(1,059)	1,280
Pension and other postretirement benefits adjustments	468	309	902	727
Derivative financial instruments	(921)	(402)	(1,442)	376
Other comprehensive (loss) income, net of tax	(704)	1,727	(1,599)	2,383
Comprehensive income	22,907	19,401	39,192	34,941
Comprehensive (loss) income attributable to noncontrolling interests	(92)	99	(132)	76
Comprehensive income attributable to Caleres, Inc.	$22,999	$19,302	$39,324	$34,865
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Twenty-Six Weeks Ended
($ thousands)	August 4, 2018	July 29, 2017
Operating Activities
Net earnings	$40,791	$32,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	21,911	22,874
Amortization of capitalized software	5,325	7,243
Amortization of intangible assets	2,284	2,046
Amortization of debt issuance costs and debt discount	954	864
Share-based compensation expense	8,054	5,804
Loss on disposal of property and equipment	852	471
Impairment charges for property and equipment	933	2,119
Deferred rent	(675)	1,103
Provision for doubtful accounts	124	294
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	3,619	9,211
Inventories	(140,907)	(134,465)
Prepaid expenses and other current and noncurrent assets	(4,814)	8,158
Trade accounts payable	124,882	136,108
Accrued expenses and other liabilities	28,561	19,399
Other, net	(887)	493
Net cash provided by operating activities	91,007	114,280

Investing Activities
Purchases of property and equipment	(18,559)	(24,251)
Capitalized software	(2,951)	(3,152)
Acquisition cost, net of cash received	(16,793)	—
Net cash used for investing activities	(38,303)	(27,403)

Financing Activities
Borrowings under revolving credit agreement	—	400,000
Repayments under revolving credit agreement	—	(475,000)
Dividends paid	(6,053)	(6,030)
Acquisition of treasury stock	(3,288)	(5,993)
Issuance of common stock under share-based plans, net	(4,365)	(2,490)
Net cash used for financing activities	(13,706)	(89,513)
Effect of exchange rate changes on cash and cash equivalents	(161)	246
Increase (decrease) in cash and cash equivalents	38,837	(2,390)
Cash and cash equivalents at beginning of period	64,047	55,332
Cash and cash equivalents at end of period	$102,884	$52,942
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

Impact of Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued several ASUs to clarify the implementation guidance in ASU 2014-09.  Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company adopted the ASUs in the first quarter of 2018 using the modified retrospective method, which resulted in a cumulative-effect adjustment of $4.8 million to reduce retained earnings, with a corresponding $6.4 million increase to other accrued expenses and a $1.6 million decrease to deferred tax liabilities. Adoption of the standard is not anticipated to significantly impact the statements of earnings on an ongoing basis. Refer to Note 4 to the condensed consolidated financial statements for additional information.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires recognition of the income tax effects of intercompany sales and intra-entity transfers of assets, other than inventory, when the transfer occurs. The ASU was effective for the Company at the beginning of the 2018 fiscal year. The ASU was adopted during the first quarter of 2018 using a modified retrospective approach, which resulted in a cumulative-effect adjustment to retained earnings of $10.5 million, with a corresponding $5.4 million reduction to an income tax asset and a $5.1 million increase to deferred tax liabilities.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The ASU also narrows the definition of a business by requiring a set of assets to include an input and at least one substantive process that together significantly contribute to the ability to create outputs for it to be considered a business. The guidance was effective for the Company at the beginning of the 2018 fiscal year. The Company adopted the ASU on a prospective basis during the first quarter of 2018, which had no impact on the Company's condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amended Accounting Standards Codification ("ASC") 715, Compensation — Retirement

Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net periodic benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU was effective for the Company at the beginning of the 2018 fiscal year. The Company adopted the ASU during the first quarter of 2018 on a retrospective basis using the practical expedient permitted by the ASU and reclassified $2.7 million and $5.1 million of non-service cost components of net periodic benefit income for the thirteen and twenty-six weeks ended July 29, 2017, respectively, to other income, net in the condensed consolidated statements of earnings. For the thirteen and twenty-six weeks ended August 4, 2018, $3.1 million and $6.2 million, respectively, of non-service cost components of net periodic benefit income is presented as other income. Refer to Note 12 to the condensed consolidated financial statements for additional information.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting. The ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply modification accounting if the value, vesting conditions or classification of the award changes. The ASU was effective for the Company at the beginning of the 2018 fiscal year. The Company adopted the ASU on a prospective basis in the first quarter of 2018, which had no impact on the Company's condensed consolidated financial statements.

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

Impact of Prospective Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The FASB has subsequently issued ASUs with improvements to the guidance, including ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method to adopt the new standard. Under the new optional transition method, an entity initially applies Topic 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company will adopt the ASUs in the first quarter of 2019 using the optional transition method permitted by ASU 2018-11. The Company's implementation team is developing and executing the plan to adopt the ASUs. The Company's accounting systems have been upgraded to comply with the requirements of the new standard and the Company is in the process of evaluating the impact of the standard on its leases and processes. The Company anticipates electing the package of practical expedients permitted within the ASU; however, it does not expect to elect the hindsight practical expedient. Due to the large number of retail operating leases to which the Company is a party, the Company anticipates that the impact to its condensed consolidated balance sheets upon adoption in the first quarter of 2019 will be material. The Company is still assessing the impact to the condensed consolidated statements of earnings. Impairment charges related to underperforming retail stores are expected to be greater under the new standard due to the additional required right-of-use asset associated with each asset group. As the impact of the ASU is non-cash in nature, the impact to the Company's condensed consolidated statements of cash flows is not expected to be material. Adoption of the ASU is not expected to trigger non-compliance with any covenant or other restrictions under the provisions of any of the Company’s debt obligations.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which more closely aligns the accounting for share-based payments to nonemployees with the guidance for employees. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company anticipates that the adoption of the ASU in the first quarter of 2019 will not have a material impact on the Company's condensed consolidated financial statements.

Note 3	Acquisitions

Acquisition of Blowfish, LLC
On July 6, 2018, the Company entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with Blowfish, LLC ("Blowfish", or "Blowfish Malibu"), pursuant to which the Company acquired a controlling interest in Blowfish. The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula, as specified in the Purchase Agreement. The aggregate purchase price is estimated to be $28.1 million, including approximately $9.1 million preliminarily assigned to the mandatory purchase obligation, which will be paid upon settlement in 2021. The remaining $19.0 million (or $16.8 million, net of $2.2 million of cash received) was funded with cash. The preliminary estimate of the mandatory purchase obligation, which is recorded within other liabilities on the condensed consolidated balance sheet, is presented on a discounted basis and is subject to remeasurement based on the earnings formula specified in the Purchase Agreement. Accretion of the mandatory purchase obligation and any remeasurement adjustments will be recorded as interest expense. The operating results of Blowfish since July 6, 2018 have been included in the Company's condensed consolidated financial statements within the Brand Portfolio segment.

Blowfish Malibu, which was founded in 2005, designs and sells women's and children's footwear that captures the fresh youthful spirit and casual living that is distinctively Southern California. Footwear is marketed under the "Blowfish" and Blowfish Malibu" tradenames. The acquisition allows for continued expansion of the Company's overall business and provides additional exposure to the growing sneaker and casual lifestyle segment of the market.

The Brand Portfolio segment recognized $0.5 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) in incremental cost of goods sold in the thirteen weeks ended August 4, 2018 related to the amortization of the inventory fair value adjustment required for purchase accounting. In addition, the Company incurred acquisition-related costs of $0.2 million ($0.2 million on an after-tax basis) in the thirteen weeks ended August 4, 2018, which were recorded as a component of restructuring and other special charges, net within the Other category. Refer to Note 6 to the consolidated financial statements for additional information related to the acquisition costs.

The assets and liabilities of Blowfish Malibu were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The Company has preliminarily allocated the purchase price as of the acquisition date, July 6, 2018 as follows:

($ thousands)	July 6, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,207
Receivables	4,612
Inventories	6,400
Prepaid expense and other current assets	317
Total current assets	13,536
Other assets	539
Goodwill	7,465
Intangible assets	15,800
Property and equipment	112
Total assets	$37,452

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$2,915
Other accrued expenses	5,739
Total current liabilities	8,654
Deferred income taxes	581
Other liabilities	77
Total liabilities	9,312
Net assets	$28,140

The allocation of the purchase price is based on certain preliminary valuations and analysis that have not been completed as of the date of this filing. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analysis within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. The Company’s purchase price allocation contains uncertainties because it required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements). Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies.

A third-party valuation specialist assisted the Company with its preliminary fair value estimates for inventory, intangible assets other than goodwill and the mandatory purchase obligation. The Company used all available information to make its best estimate of fair values at the acquisition date.

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

During the period from the acquisition date through August 4, 2018, Blowfish Malibu contributed $2.5 million of net sales and had an immaterial impact on the Company's earnings.

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

Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. During the thirteen and twenty-six weeks ended July 29, 2017, the Company recognized $1.9 million in cost of goods sold ($1.2 million on an after-tax basis, or $0.03 per diluted share) and $4.9 million in cost of goods sold ($3.0 million on an after-tax basis, or $0.07 per diluted share), respectively, related to the amortization of the inventory fair value adjustment required for purchase accounting. The inventory fair value adjustment was fully amortized as of July 29, 2017. As further discussed in Note 6 to the consolidated financial statements, the Company also incurred acquisition and integration costs during the twenty-six weeks ended August 4, 2018 and July 29, 2017.

Note 4	Revenues

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

The impact of the adoption of Topic 606 on the condensed balance sheet as of August 4, 2018 was as follows:

	August 4, 2018
($ thousands)	As reported	Balances without adoption of Topic 606	Effect of change Higher/(Lower)

Balance sheet
Assets
Current assets:
Receivables, net	$153,421	$148,263	$5,158
Inventories, net	715,705	719,930	(4,225)
Prepaid expenses and other current assets	62,159	55,953	6,206

Liabilities
Current liabilities:
Other accrued expenses	195,987	183,979	12,008

Equity
Retained earnings	612,044	616,913	(4,869)

Adoption of the standard also required various changes that impacted the statement of earnings. These changes generally result in either a shift in the timing of revenue recognition or the reclassification of an item from one caption on the statement of earnings to another. As disclosed above, the primary impact is related to deferring revenue at a higher rate for the Company's loyalty program. There are also reclassifications related to income received under co-op marketing arrangements with the Company's vendors and the recognition of certain sales transactions in the Company's retail stores on a net commission basis rather than recording on a gross basis. The impact of all changes related to Topic 606 to the statement of earnings for the thirteen and twenty-six weeks ended August 4, 2018 was as follows:

	For the Thirteen Weeks Ended August 4, 2018
($ thousands)	As reported	Balances without the adoption of Topic 606	Effect of change (Lower)/Higher

Statement of Earnings
Net sales	$706,612	$707,262	$(650)
Cost of goods sold	413,511	413,594	(83)
Gross profit	293,101	293,668	(567)
Selling and administrative expenses	258,835	259,462	(627)
Restructuring and other special charges, net	2,123	2,123	—
Operating earnings	$32,143	$32,083	$60

	For the Twenty-Six Weeks Ended August 4, 2018
($ thousands)	As reported	Balances without the adoption of Topic 606	Effect of change (Lower)/Higher

Statement of Earnings
Net sales	$1,338,754	$1,340,183	$(1,429)
Cost of goods sold	770,731	770,806	(75)
Gross profit	568,023	569,377	(1,354)
Selling and administrative expenses	509,033	510,250	(1,217)
Restructuring and other special charges, net	3,900	3,900	—
Operating earnings	$55,090	$55,227	$(137)

The adoption of Topic 606 had an immaterial impact on net earnings and earnings per share for the thirteen and twenty-six weeks ended August 4, 2018.

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

Disaggregation of Revenues
The following table disaggregates revenue by segment and major source for the periods ended August 4, 2018:

	For the Thirteen Weeks Ended August 4, 2018
($ thousands)	Famous Footwear	Brand Portfolio	Total

Retail stores	$401,008	$43,587	$444,595
Landed wholesale	—	164,454	164,454
First-cost wholesale	—	27,160	27,160
E-commerce	28,332	37,273	65,605
Licensing and royalty	—	4,582	4,582
Other (1)	132	84	216
Net sales	$429,472	$277,140	$706,612

	For the Twenty-Six Weeks Ended August 4, 2018
($ thousands)	Famous Footwear	Brand Portfolio	Total

Retail stores	$739,264	$86,371	$825,635
Landed wholesale	—	332,264	332,264
First-cost wholesale	—	40,565	40,565
E-commerce	53,346	78,223	131,569
Licensing and royalty	—	8,294	8,294
Other (1)	273	154	427
Net sales	$792,883	$545,871	$1,338,754
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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	August 4, 2018	February 3, 2018
Customer allowances and discounts	$21,838	$20,259
Rewards program liability	14,780	8,130
Returns reserve	10,774	8,332
Gift card liability	4,420	5,509

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented. In addition, during the twenty-six weeks ended August 4, 2018, the Rewards program liability increased $8.9 million due to purchases and $6.4 million due to the adoption of Topic 606 and decreased $8.7 million due to expirations and redemptions. The change in the balance of the returns reserve is primarily due to the impact of account reclassifications required by adoption of Topic 606 on February 4, 2018.

Note 5	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended August 4, 2018 and July 29, 2017:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
NUMERATOR
Net earnings	$23,611	$17,674	$40,791	$32,558
Net loss (earnings) attributable to noncontrolling interests	35	(79)	67	(61)
Net earnings allocated to participating securities	(673)	(490)	(1,148)	(895)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$22,973	$17,105	$39,710	$31,602

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	41,964	41,783	41,937	41,807
Dilutive effect of share-based awards	117	171	120	172
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	42,081	41,954	42,057	41,979

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.55	$0.41	$0.95	$0.76

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.55	$0.41	$0.94	$0.75

Options to purchase 16,667 shares of common stock for the thirteen and twenty-six weeks ended July 29, 2017 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive. There were no options to purchase shares excluded from the denominator for the thirteen and twenty-six weeks ended August 4, 2018.

During the twenty-six weeks ended August 4, 2018 and July 29, 2017, the Company repurchased 100,000 and 225,000 shares, respectively, under the publicly announced share repurchase program, which permits repurchases of up to 2.5 million shares. The Company did not purchase any shares during the thirteen weeks ended August 4, 2018 or July 29, 2017. As of August 4, 2018, the Company has repurchased a total of 1.4 million shares under this program.

Note 6	Restructuring and Other Initiatives

During the thirteen and twenty-six weeks ended August 4, 2018, the Company incurred integration and reorganization costs, primarily for severance, related to the men's business totaling $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) and $3.7 million ($2.7 million on an after-tax basis, or $0.07 per diluted share), respectively. Of the $1.9 million in costs presented as restructuring and other special charges, net in the condensed consolidated statements of earnings for the thirteen weeks ended August 4, 2018, $1.8 million was reflected within the Brand Portfolio segment and $0.1 million was reflected within the Other category. Of the $3.7 million in costs for the twenty-six weeks ended August 4, 2018, $3.4 million was reflected within the Brand Portfolio segment and $0.3 million was reflected within the Other category. The Company also incurred acquisition costs associated with the acquisition of Blowfish Malibu of $0.2 million during the thirteen weeks ended August 4, 2018, which is presented as restructuring and other special charges, net in the condensed consolidated statements of earnings and reflected within the Other category. Refer to further discussion of the acquisition in Note 3 to the condensed consolidated financial statements.

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

Note 7	Business Segment Information
Following is a summary of certain key financial measures for the Company’s business segments for the periods ended August 4, 2018 and July 29, 2017:

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended August 4, 2018
External sales	$429,472	$277,140	$—	$706,612
Intersegment sales	—	27,881	—	27,881
Operating earnings (loss)	33,240	13,607	(14,704)	32,143
Segment assets	650,366	860,093	183,186	1,693,645

Thirteen Weeks Ended July 29, 2017
External sales	$404,930	$272,024	$—	$676,954
Intersegment sales	—	29,850	—	29,850
Operating earnings (loss)	25,112	15,916	(12,602)	28,426
Segment assets	636,399	839,674	108,084	1,584,157

Twenty-Six Weeks Ended August 4, 2018
External sales	$792,883	$545,871	$—	$1,338,754
Intersegment sales	—	42,656	—	42,656
Operating earnings (loss)	55,097	26,094	(26,101)	55,090

Twenty-Six Weeks Ended July 29, 2017
External sales	$771,424	$537,039	$—	$1,308,463
Intersegment sales	—	44,550	—	44,550
Operating earnings (loss)	45,391	29,230	(22,906)	51,715

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Operating earnings	$32,143	$28,426	$55,090	$51,715
Interest expense, net	(3,602)	(4,375)	(7,285)	(9,184)
Other income, net	3,078	2,670	6,169	5,106
Earnings before income taxes	$31,619	$26,721	$53,974	$47,637

Note 8	Inventories
The Company's net inventory balance was comprised of the following:

($ thousands)	August 4, 2018	July 29, 2017	February 3, 2018
Raw materials	$17,697	$18,951	$17,531
Work-in-process	799	840	689
Finished goods	697,209	702,214	551,159
Inventories, net	$715,705	$722,005	$569,379

Note 9	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	August 4, 2018	July 29, 2017	February 3, 2018
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	301,788	285,988	285,988
Other	1,900	—	—
Total intangible assets	306,488	288,788	288,788
Accumulated amortization	(78,985)	(74,674)	(76,701)
Total intangible assets, net	227,503	214,114	212,087
Goodwill
Brand Portfolio	134,546	127,081	127,081
Total goodwill	134,546	127,081	127,081
Goodwill and intangible assets, net	$362,049	$341,195	$339,168

As further described in Note 3 to the condensed consolidated financial statements, the Company acquired Blowfish Malibu on July 6, 2018. The preliminary allocation of the purchase price resulted in estimated incremental intangible assets of $15.8 million, consisting of trademarks and customer relationships of $9.9 million and $5.9 million, respectively, and incremental goodwill of $7.5 million. In addition, during the thirteen and twenty-six weeks ended August 4, 2018, the Company acquired software licenses with an original cost of $0.1 million and $1.9 million, respectively, which are included in intangible assets, net of accumulated amortization, on the condensed consolidated balance sheets.

The Company's intangible assets as of August 4, 2018, July 29, 2017 and February 3, 2018 were as follows:

($ thousands)		August 4, 2018
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$175,188	$78,197	$96,991
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15-20 years	11,300	618	10,682
Software licenses	3 years	1,900	170	1,730
		$306,488	$78,985	$227,503

		July 29, 2017
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288	$74,449	$90,839
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15 years	5,400	225	5,175
		$288,788	$74,674	$214,114

		February 3, 2018
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288	$76,296	$88,992
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15 years	5,400	405	4,995
		$288,788	$76,701	$212,087

Amortization expense related to intangible assets was $1.3 million and $1.0 million for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively, and $2.3 million and $2.0 million for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The Company estimates that amortization expense related to intangible assets will be approximately $5.1 million in each of the years from 2019 through 2023.

Note 10	Shareholders’ Equity

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the twenty-six weeks ended August 4, 2018 and July 29, 2017:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 3, 2018	$717,489	$1,473	$718,962
Net earnings (loss)	40,858	(67)	40,791
Other comprehensive loss	(1,599)	(65)	(1,664)
Dividends paid	(6,053)	—	(6,053)
Acquisition of treasury stock	(3,288)	—	(3,288)
Issuance of common stock under share-based plans, net	(4,365)	—	(4,365)
Cumulative-effect adjustment from adoption of ASU 2016-16	(10,468)	—	(10,468)
Cumulative-effect adjustment from adoption of ASU 2014-09 (Topic 606)	(4,775)	—	(4,775)
Share-based compensation expense	8,054	—	8,054
Equity at August 4, 2018	$735,853	$1,341	$737,194

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2017	$613,117	$1,369	$614,486
Net earnings	32,497	61	32,558
Other comprehensive income	2,383	15	2,398
Dividends paid	(6,030)	—	(6,030)
Acquisition of treasury stock	(5,993)	—	(5,993)
Issuance of common stock under share-based plans, net	(2,490)	—	(2,490)
Cumulative-effect adjustment from adoption of ASU 2016-09	441	—	441
Share-based compensation expense	5,804	—	5,804
Equity at July 29, 2017	$639,729	$1,445	$641,174

Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended August 4, 2018 and July 29, 2017:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance at May 5, 2018	$427	$(16,738)	$246	$(16,065)
Other comprehensive loss before reclassifications	(251)	—	(825)	(1,076)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	630	(121)	509
Tax (benefit) provision	—	(162)	25	(137)
Net reclassifications	—	468	(96)	372
Other comprehensive (loss) income	(251)	468	(921)	(704)
Balance at August 4, 2018	$176	$(16,270)	$(675)	$(16,769)

Balance at April 29, 2017	$(348)	$(29,666)	$236	$(29,778)
Other comprehensive income (loss) before reclassifications	1,820	—	(295)	1,525
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	500	(164)	336
Tax (benefit) provision	—	(191)	57	(134)
Net reclassifications	—	309	(107)	202
Other comprehensive income (loss)	1,820	309	(402)	1,727
Balance at July 29, 2017	$1,472	$(29,357)	$(166)	$(28,051)

Balance February 3, 2018	$1,235	$(17,172)	$767	$(15,170)
Other comprehensive loss before reclassifications	(1,059)	—	(1,233)	(2,292)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,215	(266)	949
Tax (benefit) provision	—	(313)	57	(256)
Net reclassifications	—	902	(209)	693
Other comprehensive (loss) income	(1,059)	902	(1,442)	(1,599)
Balance August 4, 2018	$176	$(16,270)	$(675)	$(16,769)

Balance January 28, 2017	$192	$(30,084)	$(542)	$(30,434)
Other comprehensive income before reclassifications	1,280	—	458	1,738
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,179	(117)	1,062
Tax (benefit) provision	—	(452)	35	(417)
Net reclassifications	—	727	(82)	645
Other comprehensive income	1,280	727	376	2,383
Balance July 29, 2017	$1,472	$(29,357)	$(166)	$(28,051)

(1)	Amounts reclassified are included in other income, net. See Note 12 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)
Amounts reclassified are included in net sales, costs of goods sold, selling and administrative expenses and interest expense, net. See Notes 13 and 14 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 11	Share-Based Compensation

The Company recognized share-based compensation expense of $4.5 million and $3.1 million during the thirteen weeks and $8.1 million and $5.8 million during the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.

The Company issued 17,526 shares of common stock during the thirteen weeks ended August 4, 2018 and had net repurchases of 12,472 shares of common stock during the thirteen weeks ended July 29, 2017 for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement. During the twenty-six weeks ended August 4, 2018 and July 29, 2017, the Company issued 273,531 and 241,886 shares of common stock, respectively, related to these share-based plans.

Restricted Stock
The following table summarizes restricted stock activity for the periods ended August 4, 2018 and July 29, 2017:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 4, 2018			July 29, 2017
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

May 5, 2018	1,244,332	$28.80	April 29, 2017	1,217,334	$27.96
Granted	39,142	34.33	Granted	4,492	27.83
Forfeited	(750)	35.53	Forfeited	(17,500)	28.56
Vested	(76,826)	27.81	Vested	(10,000)	18.80
August 4, 2018	1,205,898	$29.04	July 29, 2017	1,194,326	$28.03

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	August 4, 2018			July 29, 2017
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

February 3, 2018	1,174,801	$27.92	January 28, 2017	1,128,049	$25.85
Granted	333,833	32.07	Granted	356,312	26.91
Forfeited	(17,300)	27.82	Forfeited	(30,000)	27.75
Vested	(285,436)	28.06	Vested	(260,035)	17.07
August 4, 2018	1,205,898	$29.04	July 29, 2017	1,194,326	$28.03

Of the 39,142 restricted shares granted during the thirteen weeks ended August 4, 2018, 3,642 shares have a cliff-vesting term of one year and 35,500 shares have a graded-vesting term of three years. Of the 333,833 restricted shares granted during the twenty-six weeks ended August 4, 2018, 3,642 shares have a cliff-vesting term of one year, 9,500 shares have a cliff-vesting term of four years, and 320,691 shares have a graded-vesting term of three years. All of the restricted shares granted during the thirteen weeks ended July 29, 2017 have a cliff-vesting term of one year. Of the 356,312 restricted shares granted during the twenty-six weeks ended July 29, 2017, 4,492 shares have a cliff-vesting term of one year, 12,000 shares have a graded-vesting term of four years and 339,820 shares have a cliff-vesting term of four years. Share-based compensation expense for cliff-vesting grants is recognized on a straight-line basis over the vesting period and expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Share Awards
During the thirteen weeks ended August 4, 2018 and July 29, 2017, the Company granted no performance share awards. During the twenty-six weeks ended August 4, 2018 and July 29, 2017, the Company granted performance share awards for a targeted 155,000 and 169,500 shares, respectively, with a weighted-average grant date fair value of $31.84 and $26.90, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period. During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value.

Stock Options
The following table summarizes stock option activity for the periods ended August 4, 2018 and July 29, 2017:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 4, 2018			July 29, 2017
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

May 5, 2018	62,042	$6.90	April 29, 2017	97,292	$6.39
Granted	—	—	Granted	—	—
Exercised	(15,875)	3.00	Exercised	(5,250)	5.93
Forfeited	—	—	Forfeited	—	—
Expired	(1,500)	5.95	Expired	—	—
August 4, 2018	44,667	$8.32	July 29, 2017	92,042	$6.42

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	August 4, 2018			July 29, 2017
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

February 3, 2018	81,042	$6.28	January 28, 2017	150,540	$9.36
Granted	—	—	Granted	—	—
Exercised	(32,375)	3.52	Exercised	(11,250)	5.74
Forfeited	—	—	Forfeited	—	—
Expired	(4,000)	5.80	Expired	(47,248)	15.94
August 4, 2018	44,667	$8.32	July 29, 2017	92,042	$6.42

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director. The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock. The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs. Expense is recognized at fair value when the dividend equivalents are granted. The Company granted 37,167 and 45,830 RSUs to non-employee directors, including 747 and 910 RSUs for dividend equivalents, during the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively, with weighted-average grant date fair values of $34.33 and $27.84, respectively. The Company granted 37,948 and 46,712 RSUs to non-employee directors, including 1,528 and 1,792 RSUs for dividend equivalents, during the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively, with weighted-average grant date fair values of $34.30 and $27.81, respectively.

Note 12	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Service cost	$2,097	$2,383	$—	$—
Interest cost	3,550	3,727	14	16
Expected return on assets	(7,272)	(6,913)	—	—
Amortization of:
Actuarial loss (gain)	1,048	996	(32)	(35)
Prior service income	(386)	(461)	—	—
Total net periodic benefit income	$(963)	$(268)	$(18)	$(19)

	Pension Benefits		Other Postretirement Benefits
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Service cost	$4,479	$4,850	$—	$—
Interest cost	7,091	7,474	29	34
Expected return on assets	(14,504)	(13,793)	—	—
Amortization of:
Actuarial loss (gain)	2,061	2,148	(62)	(73)
Prior service income	(784)	(896)	—	—
Total net periodic benefit income	$(1,657)	$(217)	$(33)	$(39)

As further discussed in Note 2 to the condensed consolidated financial statements, as a result of the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a retrospective basis during the first quarter of 2018, the non-service cost components of net periodic benefit income are included in other income, net in the condensed consolidated statements of earnings. Service cost is included in selling and administrative expenses.

Note 13	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through August 2019. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

As of August 4, 2018, July 29, 2017 and February 3, 2018, the Company had forward contracts maturing at various dates through August 2019, August 2018 and February 2019, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	August 4, 2018	July 29, 2017	February 3, 2018
Financial Instruments
Euro	$14,852	$14,725	$21,223
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	15,992	18,110	16,874
Chinese yuan	12,394	11,887	12,058
New Taiwanese dollars	526	567	596
Other currencies	391	444	415
Total financial instruments	$44,155	$45,733	$51,166

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of August 4, 2018, July 29, 2017 and February 3, 2018 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
August 4, 2018	Prepaid expenses and other current assets	$305	Other accrued expenses	$1,380
July 29, 2017	Prepaid expenses and other current assets	918	Other accrued expenses	1,083
February 3, 2018	Prepaid expenses and other current assets	1,540	Other accrued expenses	542

For the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 4, 2018		July 29, 2017
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	Loss Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings	Loss Recognized in OCL on Derivatives	Gain Reclassified from Accumulated OCL into Earnings

Net sales	$(17)	$(4)	$(8)	$6
Cost of goods sold	(283)	28	(55)	158
Selling and administrative expenses	(730)	97	(194)	—
Interest expense, net	—	—	(14)	—

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 4, 2018		July 29, 2017
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	Loss Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings	(Loss) Gain Recognized in OCL on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings

Net sales	$(42)	$(4)	$(40)	$24
Cost of goods sold	(684)	(64)	737	161
Selling and administrative expenses	(802)	334	117	(67)
Interest expense, net	—	—	(10)	(1)
All gains and losses currently included within accumulated other comprehensive loss associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 14 to the condensed consolidated financial statements.

Note 14	Fair Value Measurements

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

Restricted Stock Units for Non-Employee Directors
Under the Company’s incentive compensation plans, cash-equivalent restricted stock units (“RSUs”) of the Company may be granted at no cost to non-employee directors. The RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units, and are settled in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. The fair value of each RSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  During the fourth quarter of 2017, the Company converted 210,302 of RSUs payable in cash with a value of $6.3 million to RSUs payable in common stock. Additional information related to RSUs for non-employee directors is disclosed in Note 11 to the condensed consolidated financial statements.

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Note 13 to the condensed consolidated financial statements.

Mandatory Purchase Obligation
The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July of 2018. The fair value of the mandatory purchase obligation is based on the earnings formula specified in the Purchase Agreement (Level 3). Accretion of the mandatory purchase obligation and any fair value adjustments are recorded as interest expense. During the thirteen weeks ended August 4, 2018, an immaterial amount of accretion was recorded. The earnings projections and discount rate utilized in the estimate of the fair value of the mandatory purchase obligation require management judgment and are the assumptions to which the fair value calculation is the most sensitive. Refer to further discussion of the mandatory purchase obligation in Note 3 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 4, 2018, July 29, 2017 and February 3, 2018. The Company did not have any transfers between Level 1, Level 2 or Level 3 during the twenty-six weeks ended August 4, 2018 or July 29, 2017.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
August 4, 2018:
Cash equivalents – money market funds	$47,155	$47,155	$—	$—
Non-qualified deferred compensation plan assets	7,208	7,208	—	—
Non-qualified deferred compensation plan liabilities	(7,208)	(7,208)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,668)	(2,668)	—	—
Restricted stock units for non-employee directors	(5,107)	(5,107)	—	—
Derivative financial instruments, net	(1,075)	—	(1,075)	—
Mandatory purchase obligation - Blowfish Malibu	(9,185)	—	—	(9,185)
July 29, 2017:
Cash equivalents – money market funds	$16,163	$16,163	$—	$—
Non-qualified deferred compensation plan assets	5,637	5,637	—	—
Non-qualified deferred compensation plan liabilities	(5,637)	(5,637)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,154)	(2,154)	—	—
Restricted stock units for non-employee directors	(9,088)	(9,088)	—	—
Derivative financial instruments, net	(165)	—	(165)	—
February 3, 2018:
Cash equivalents – money market funds	$53,106	$53,106	$—	$—
Non-qualified deferred compensation plan assets	6,445	6,445	—	—
Non-qualified deferred compensation plan liabilities	(6,445)	(6,445)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,289)	(2,289)	—	—
Restricted stock units for non-employee directors	(4,343)	(4,343)	—	—
Derivative financial instruments, net	998	—	998	—

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $103.6 million and $114.6 million at August 4, 2018 and July 29, 2017, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, primarily for leasehold improvements and furniture and fixtures in the Company's retail stores, which were included in selling and administrative expenses for the respective periods.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Impairment Charges
Famous Footwear	$150	$150	$300	$300
Brand Portfolio	315	1,020	633	1,819
Total impairment charges	$465	$1,170	$933	$2,119

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	August 4, 2018		July 29, 2017		February 3, 2018
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Value	Value	Value	Value	Value	Value
Borrowings under revolving credit agreement	$—	$—	$35,000	$35,000	$—	$—
Long-term debt	197,702	205,000	197,233	209,500	197,472	210,000
Total debt	$197,702	$205,000	$232,233	$244,500	$197,472	$210,000

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 15	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The provisional income tax benefit recorded in fiscal 2017 of $0.3 million was comprised of a $24.6 million deferred tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, partially offset by a one-time tax expense on deemed repatriation of $22.9 million and $1.4 million deferred tax expense in connection with Internal Revenue Code section 162(m) and other provisions in the Act. These provisional amounts continue to represent the Company's best estimate based on current information and guidance as of August 4, 2018. As permitted by SEC Staff Accounting Bulletin 118 (“SAB 118”), the Company will continue to analyze all provisional amounts associated with the Act as a result of pending issuance of Notices and Regulations related to the Act. Any subsequent adjustment to these amounts will be recorded to the Company's income tax provision in 2018 when the analysis is complete, for a period not to exceed one year beyond the enactment date.

The Act also includes the Global Intangibles Low-taxed Income ("GILTI") provision, a new minimum tax on global intangible low-taxed income, the Base Erosion Anti-Avoidance ("BEAT") provision, a new tax for certain payments to foreign related parties, and the Foreign-Derived Intangible Income ("FDII") provision, a tax incentive to earn income from the sale, lease or license of goods and services abroad. The Company is permitted to make an accounting policy election to account for GILTI as either a period charge in the future period the tax arises or as part of deferred taxes related to the investment or subsidiary. As a result of the complexity of the GILTI provisions, the Company is still evaluating the provisions on future periods and has not yet elected an accounting policy related to its treatment of these future tax liabilities. For the thirteen weeks ended August 4, 2018, the Company has recorded a provisional amount for GILTI as a period charge in the income tax provision. The Company is also still evaluating the BEAT and FDII provisions of the Act.

The Company’s consolidated effective tax rates were 25.3% and 33.9% for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively. During the thirteen weeks ended August 4, 2018, the Company recognized discrete tax benefits of $0.2 million related to share-based compensation. If these discrete tax benefits had not been recognized during the thirteen weeks ended August 4, 2018, the Company's effective tax rate would have been 26.0%. There were no discrete tax benefits recognized during the thirteen weeks ended July 29, 2017.

For the twenty-six weeks ended August 4, 2018 and July 29, 2017, the Company's consolidated effective tax rates were 24.4% and 31.7%, respectively. The Company recognized discrete tax benefits of $0.7 million and $1.1 million during the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively, primarily related to share-based compensation. If these discrete tax benefits had not been recognized during the twenty-six weeks ended August 4, 2018 and July 29, 2017, the Company's effective tax rates would have been 25.7% and 33.9%, respectively. The Company's tax rate is lower for the thirteen and twenty-six weeks ended August 4, 2018, reflecting a reduction in the U.S. corporate tax rate following enactment of the Act.

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

The cumulative expenditures for both on-site and off-site remediation through August 4, 2018 were $30.3 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at August 4, 2018 is $9.5 million, of which $8.8 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses. Of the total $9.5 million reserve, $4.9 million is for off-site remediation and $4.6 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $14.0 million as of August 4, 2018. The Company expects to spend approximately $0.3 million in the next fiscal year, $0.1 million in each of the following four years and $13.3 million in the aggregate thereafter related to the on-site remediation.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AUGUST 4, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$14,182	$30,730	$57,972	$—	$102,884
Receivables, net	127,466	3,788	22,167	—	153,421
Inventories, net	164,595	518,024	33,086	—	715,705
Prepaid expenses and other current assets	38,183	29,274	7,240	(12,538)	62,159
Intercompany receivable – current	170	94	17,656	(17,920)	—
Total current assets	344,596	581,910	138,121	(30,458)	1,034,169
Other assets	75,790	12,621	1,290	—	89,701
Goodwill and intangible assets, net	111,728	40,937	209,384	—	362,049
Property and equipment, net	35,682	160,223	11,821	—	207,726
Investment in subsidiaries	1,375,185	—	(24,159)	(1,351,026)	—
Intercompany receivable – noncurrent	797,184	527,462	720,698	(2,045,344)	—
Total assets	$2,740,165	$1,323,153	$1,057,155	$(3,426,828)	$1,693,645

Liabilities and Equity
Current liabilities
Trade accounts payable	$165,241	$202,310	$32,840	$—	$400,391
Other accrued expenses	83,094	100,567	24,864	(12,538)	195,987
Intercompany payable – current	10,852	—	7,068	(17,920)	—
Total current liabilities	259,187	302,877	64,772	(30,458)	596,378
Other liabilities
Long-term debt	197,702	—	—	—	197,702
Other liabilities	118,125	39,124	5,122	—	162,371
Intercompany payable – noncurrent	1,429,298	93,335	522,711	(2,045,344)	—
Total other liabilities	1,745,125	132,459	527,833	(2,045,344)	360,073
Equity
Caleres, Inc. shareholders’ equity	735,853	887,817	463,209	(1,351,026)	735,853
Noncontrolling interests	—	—	1,341	—	1,341
Total equity	735,853	887,817	464,550	(1,351,026)	737,194
Total liabilities and equity	$2,740,165	$1,323,153	$1,057,155	$(3,426,828)	$1,693,645

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED AUGUST 4, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$212,252	$501,803	$64,765	$(72,208)	$706,612
Cost of goods sold	150,630	288,580	33,409	(59,108)	413,511
Gross profit	61,622	213,223	31,356	(13,100)	293,101
Selling and administrative expenses	73,587	185,510	12,838	(13,100)	258,835
Restructuring and other special charges, net	324	1,799	—	—	2,123
Operating (loss) earnings	(12,289)	25,914	18,518	—	32,143
Interest (expense) income	(3,805)	(13)	216	—	(3,602)
Other income (expense)	3,084	—	(6)	—	3,078
Intercompany interest income (expense)	2,873	(2,900)	27	—	—
(Loss) earnings before income taxes	(10,137)	23,001	18,755	—	31,619
Income tax benefit (provision)	1,900	(6,833)	(3,075)	—	(8,008)
Equity in earnings (loss) of subsidiaries, net of tax	31,883	—	(116)	(31,767)	—
Net earnings	23,646	16,168	15,564	(31,767)	23,611
Less: Net loss attributable to noncontrolling interests	—	—	(35)	—	(35)
Net earnings attributable to Caleres, Inc.	$23,646	$16,168	$15,599	$(31,767)	$23,646

Comprehensive income	$22,999	$16,158	$15,467	$(31,717)	$22,907
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(92)	—	(92)
Comprehensive income attributable to Caleres, Inc.	$22,999	$16,158	$15,559	$(31,717)	$22,999

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$411,512	$947,498	$102,157	$(122,413)	$1,338,754
Cost of goods sold	285,223	536,379	51,276	(102,147)	770,731
Gross profit	126,289	411,119	50,881	(20,266)	568,023
Selling and administrative expenses	139,930	363,396	25,973	(20,266)	509,033
Restructuring and other special charges, net	848	3,052	—	—	3,900
Operating (loss) earnings	(14,489)	44,671	24,908	—	55,090
Interest (expense) income	(7,624)	(25)	364	—	(7,285)
Other income (expense)	6,204	—	(35)	—	6,169
Intercompany interest income (expense)	5,641	(5,699)	58	—	—
(Loss) earnings before income taxes	(10,268)	38,947	25,295	—	53,974
Income tax benefit (provision)	947	(10,135)	(3,995)	—	(13,183)
Equity in earnings (loss) of subsidiaries, net of tax	50,179	—	(594)	(49,585)	—
Net earnings	40,858	28,812	20,706	(49,585)	40,791
Less: Net loss attributable to noncontrolling interests	—	—	(67)	—	(67)
Net earnings attributable to Caleres, Inc.	$40,858	$28,812	$20,773	$(49,585)	$40,858

Comprehensive income	$39,324	$28,784	$20,462	$(49,378)	$39,192
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(132)	—	(132)
Comprehensive income attributable to Caleres, Inc.	$39,324	$28,784	$20,594	$(49,378)	$39,324

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$11,317	$53,920	$25,770	$—	$91,007

Investing activities
Purchases of property and equipment	(4,339)	(13,044)	(1,176)	—	(18,559)
Capitalized software	(2,665)	(286)	—	—	(2,951)
Acquisition cost, net of cash received	9,141	—	(25,934)	—	(16,793)
Intercompany investing	141	(141)	—	—	—
Net cash provided by (used for) investing activities	2,278	(13,471)	(27,110)	—	(38,303)

Financing activities
Dividends paid	(6,053)	—	—	—	(6,053)
Acquisition of treasury stock	(3,288)	—	—	—	(3,288)
Issuance of common stock under share-based plans, net	(4,365)	—	—	—	(4,365)
Intercompany financing	(11,796)	(9,719)	21,515	—	—
Net cash (used for) provided by financing activities	(25,502)	(9,719)	21,515	—	(13,706)
Effect of exchange rate changes on cash and cash equivalents	—	—	(161)	—	(161)
(Decrease) increase in cash and cash equivalents	(11,907)	30,730	20,014	—	38,837
Cash and cash equivalents at beginning of period	26,089	—	37,958	—	64,047
Cash and cash equivalents at end of period	$14,182	$30,730	$57,972	$—	$102,884

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
JULY 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$12,712	$20,638	$19,592	$—	$52,942
Receivables, net	117,672	5,670	20,274	—	143,616
Inventories, net	174,839	516,704	30,462	—	722,005
Prepaid expenses and other current assets	23,944	14,463	7,466	(8,901)	36,972
Intercompany receivable – current	845	134	25,056	(26,035)	—
Total current assets	330,012	557,609	102,850	(34,936)	955,535
Other assets	51,273	17,432	884	—	69,589
Goodwill and intangible assets, net	112,221	40,937	188,037	—	341,195
Property and equipment, net	32,428	172,802	12,608	—	217,838
Investment in subsidiaries	1,263,829	—	(22,724)	(1,241,105)	—
Intercompany receivable – noncurrent	745,812	519,304	669,176	(1,934,292)	—
Total assets	$2,535,575	$1,308,084	$950,831	$(3,210,333)	$1,584,157

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$35,000	$—	$—	$—	$35,000
Trade accounts payable	124,675	247,169	30,968	—	402,812
Other accrued expenses	72,364	87,425	19,611	(8,901)	170,499
Intercompany payable – current	14,523	—	11,512	(26,035)	—
Total current liabilities	246,562	334,594	62,091	(34,936)	608,311
Other liabilities
Long-term debt	197,233	—	—	—	197,233
Other liabilities	91,645	40,810	4,984	—	137,439
Intercompany payable – noncurrent	1,360,406	119,152	454,734	(1,934,292)	—
Total other liabilities	1,649,284	159,962	459,718	(1,934,292)	334,672
Equity
Caleres, Inc. shareholders’ equity	639,729	813,528	427,577	(1,241,105)	639,729
Noncontrolling interests	—	—	1,445	—	1,445
Total equity	639,729	813,528	429,022	(1,241,105)	641,174
Total liabilities and equity	$2,535,575	$1,308,084	$950,831	$(3,210,333)	$1,584,157

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED JULY 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$194,305	$482,645	$63,175	$(63,171)	$676,954
Cost of goods sold	137,659	270,548	32,543	(51,257)	389,493
Gross profit	56,646	212,097	30,632	(11,914)	287,461
Selling and administrative expenses	63,042	190,444	14,598	(11,914)	256,170
Restructuring and other special charges, net	2,661	37	167	—	2,865
Operating (loss) earnings	(9,057)	21,616	15,867	—	28,426
Interest (expense) income	(4,549)	(3)	177	—	(4,375)
Other income (expense)	2,679	—	(9)	—	2,670
Intercompany interest income (expense)	2,021	(2,189)	168	—	—
(Loss) earnings before income taxes	(8,906)	19,424	16,203	—	26,721
Income tax benefit (provision)	2,926	(8,053)	(3,920)	—	(9,047)
Equity in earnings of subsidiaries, net of tax	23,575	—	271	(23,846)	—
Net earnings	17,595	11,371	12,554	(23,846)	17,674
Less: Net earnings attributable to noncontrolling interests	—	—	79	—	79
Net earnings attributable to Caleres, Inc.	$17,595	$11,371	$12,475	$(23,846)	$17,595

Comprehensive income	$19,302	$11,371	$13,302	$(24,574)	$19,401
Less: Comprehensive income attributable to noncontrolling interests	—	—	99	—	99
Comprehensive income attributable to Caleres, Inc.	$19,302	$11,371	$13,203	$(24,574)	$19,302

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$388,745	$910,184	$101,220	$(91,686)	$1,308,463
Cost of goods sold	270,510	502,334	51,073	(73,823)	750,094
Gross profit	118,235	407,850	50,147	(17,863)	558,369
Selling and administrative expenses	117,911	372,791	29,842	(17,863)	502,681
Restructuring and other special charges, net	3,769	37	167	—	3,973
Operating (loss) earnings	(3,445)	35,022	20,138	—	51,715
Interest (expense) income	(9,496)	(12)	324	—	(9,184)
Other income (expense)	5,124	—	(18)	—	5,106
Intercompany interest income (expense)	4,104	(4,513)	409	—	—
(Loss) earnings before income taxes	(3,713)	30,497	20,853	—	47,637
Income tax benefit (provision)	1,839	(11,928)	(4,990)	—	(15,079)
Equity in earnings (loss) of subsidiaries, net of tax	34,371	—	(777)	(33,594)	—
Net earnings	32,497	18,569	15,086	(33,594)	32,558
Less: Net earnings attributable to noncontrolling interests	—	—	61	—	61
Net earnings attributable to Caleres, Inc.	$32,497	$18,569	$15,025	$(33,594)	$32,497

Comprehensive income	$34,865	$18,569	$15,755	$(34,248)	$34,941
Less: Comprehensive income attributable to noncontrolling interests	—	—	76	—	76
Comprehensive income attributable to Caleres, Inc.	$34,865	$18,569	$15,679	$(34,248)	$34,865

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(15,328)	$95,828	$33,780	$—	$114,280

Investing activities
Purchases of property and equipment	(3,722)	(17,762)	(2,767)	—	(24,251)
Capitalized software	(2,686)	(466)	—	—	(3,152)
Intercompany investing	(19,894)	197,599	(177,705)	—	—
Net cash (used for) provided by investing activities	(26,302)	179,371	(180,472)	—	(27,403)

Financing activities
Borrowings under revolving credit agreement	400,000	—	—	—	400,000
Repayments under revolving credit agreement	(475,000)	—	—	—	(475,000)
Dividends paid	(6,030)	—	—	—	(6,030)
Acquisition of treasury stock	(5,993)	—	—	—	(5,993)
Issuance of common stock under share-based plans, net	(2,490)	—	—	—	(2,490)
Intercompany financing	119,856	(263,590)	143,734	—	—
Net cash provided by (used for) financing activities	30,343	(263,590)	143,734	—	(89,513)
Effect of exchange rate changes on cash and cash equivalents	—	—	246	—	246
(Decrease) increase in cash and cash equivalents	(11,287)	11,609	(2,712)	—	(2,390)
Cash and cash equivalents at beginning of period	23,999	9,029	22,304	—	55,332
Cash and cash equivalents at end of period	$12,712	$20,638	$19,592	$—	$52,942

CONDENSED CONSOLIDATING BALANCE SHEET
FEBRUARY 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$26,089	$—	$37,958	$—	$64,047
Receivables, net	124,957	3,663	23,993	—	152,613
Inventories, net	146,068	394,438	28,873	—	569,379
Prepaid expenses and other current assets	26,284	30,456	8,394	(4,384)	60,750
Intercompany receivable – current	521	74	9,250	(9,845)	—
Total current assets	323,919	428,631	108,468	(14,229)	846,789
Other assets	76,317	13,610	732	—	90,659
Goodwill and intangible assets, net	111,108	40,937	187,123	—	339,168
Property and equipment, net	35,474	165,227	12,098	—	212,799
Investment in subsidiaries	1,329,428	—	(23,565)	(1,305,863)	—
Intercompany receivable – noncurrent	774,588	520,362	704,810	(1,999,760)	—
Total assets	$2,650,834	$1,168,767	$989,666	$(3,319,852)	$1,489,415

Liabilities and Equity
Current liabilities
Trade accounts payable	$136,797	$102,420	$33,745	$—	$272,962
Other accrued expenses	65,817	74,006	21,758	(4,384)	157,197
Intercompany payable – current	5,524	—	4,321	(9,845)	—
Total current liabilities	208,138	176,426	59,824	(14,229)	430,159
Other liabilities
Long-term debt	197,472	—	—	—	197,472
Other liabilities	101,784	35,574	5,464	—	142,822
Intercompany payable – noncurrent	1,425,951	98,610	475,199	(1,999,760)	—
Total other liabilities	1,725,207	134,184	480,663	(1,999,760)	340,294
Equity
Caleres, Inc. shareholders’ equity	717,489	858,157	447,706	(1,305,863)	717,489
Noncontrolling interests	—	—	1,473	—	1,473
Total equity	717,489	858,157	449,179	(1,305,863)	718,962
Total liabilities and equity	$2,650,834	$1,168,767	$989,666	$(3,319,852)	$1,489,415

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Financial Highlights
The following is a summary of the financial highlights for the second quarter of 2018:

•
Consolidated net sales increased $29.6 million in the second quarter of 2018 with solid contribution from both of our segments. Our Famous Footwear segment reported a $24.6 million, or 6.1% increase in sales and a 2.6% increase in same-store sales. Our Brand Portfolio segment reported a $5.1 million, or 1.9%, increase in net sales.

•	Consolidated operating earnings increased $3.7 million, or 13.1%, to $32.1 million in the second quarter of 2018, compared to $28.4 million in the second quarter of 2017.

•
Consolidated net earnings attributable to Caleres, Inc. were $23.6 million, or $0.55 per diluted share, in the second quarter of 2018, compared to $17.6 million, or $0.41 per diluted share, in the second quarter of 2017.

The following items should be considered in evaluating the comparability of our second quarter results in 2018 and 2017:

•
Acquisition, integration and reorganization of men's brands – We incurred costs of $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) during the second quarter of 2018 and $2.9 million ($1.9 million on an after-tax basis, or $0.04 per diluted share) during the second quarter of 2017 related to the integration and reorganization of our men's brands, which are presented as restructuring and other special charges, net. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these costs.

•
Acquisition costs – During the second quarter of 2018, we acquired a controlling interest in Blowfish Malibu, which gives us additional exposure to the growing sneaker and casual lifestyle segment of the market. In connection with the acquisition, we incurred related acquisition costs of $0.2 million ($0.2 million on an after-tax basis) during the second quarter of 2018. We also incurred incremental cost of goods sold of $0.5 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) related to the amortization of the inventory adjustment required for purchase accounting during the second quarter of 2018. We incurred incremental cost of goods sold in the second quarter of 2017 totaling $1.9 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) related to the Allen Edmonds acquisition.

•
We adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, during the first quarter of 2018 on a retrospective basis and reclassified $2.7 million of non-service cost components of net periodic benefit income for the second quarter of 2017 to other income, net in the condensed consolidated statements of earnings. For the second quarter of 2018, $3.1 million of non-service cost components is reflected in other income, net. Refer to Note 2 and Note 12 to the condensed consolidated financial statements for additional information related to the adoption of this ASU.

•
In December 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The components of the Act resulted in significant adjustments to both our income tax provision and the income tax balances. Refer to Note 15 to the condensed consolidated financial statements for further discussion.

We delivered improvement in net sales, net earnings and earnings per share during the second quarter and maintained our strong balance sheet and cash flow. We also completed the acquisition of a controlling interest in Blowfish Malibu, providing for continued expansion and diversification of our overall business through additional exposure to the growing sneaker and casual lifestyle segment of the market. During the remainder of 2018, we anticipate continued balanced earnings contribution from both our Famous Footwear and Brand Portfolio segments, as we continue to execute our strategy and invest in the business.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions)
Net sales	$706.6	100.0%	$677.0	100.0%	$1,338.8	100.0%	$1,308.5	100.0%
Cost of goods sold	413.5	58.5%	389.5	57.5%	770.8	57.6%	750.1	57.3%
Gross profit	293.1	41.5%	287.5	42.5%	568.0	42.4%	558.4	42.7%
Selling and administrative expenses	258.9	36.7%	256.2	37.9%	509.0	38.0%	502.7	38.4%
Restructuring and other special charges, net	2.1	0.3%	2.9	0.4%	3.9	0.3%	4.0	0.3%
Operating earnings	32.1	4.5%	28.4	4.2%	55.1	4.1%	51.7	4.0%
Interest expense, net	(3.6)	(0.5)%	(4.4)	(0.6)%	(7.3)	(0.5)%	(9.2)	(0.7)%
Other income, net	3.1	0.5%	2.7	0.4%	6.2	0.4%	5.1	0.4%
Earnings before income taxes	31.6	4.5%	26.7	3.9%	54.0	4.0%	47.6	3.6%
Income tax provision	(8.0)	(1.2)%	(9.0)	(1.3)%	(13.2)	(1.0)%	(15.0)	(1.1)%
Net earnings	23.6	3.3%	17.7	2.6%	40.8	3.0%	32.6	2.5%
Net (loss) earnings attributable to noncontrolling interests	(0.0)	(0.0%)	0.1	0.0%	(0.1)	(0.0%)	0.1	0.0%
Net earnings attributable to Caleres, Inc.	$23.6	3.3%	$17.6	2.6%	$40.9	3.0%	$32.5	2.5%

Net Sales
Net sales increased $29.6 million, or 4.4%, to $706.6 million for the second quarter of 2018, compared to $677.0 million for the second quarter of 2017. Our Famous Footwear segment reported a $24.6 million, or 6.1%, increase in net sales, due in part to the calendar shift as a result of having a 53-week fiscal year in 2017. This calendar shift resulted in an additional week of sales in our high volume back-to-school season in the second quarter of 2018 compared to the second quarter of 2017. Our Brand Portfolio segment reported a $5.1 million, or 1.9%, increase in net sales, reflecting higher net sales of our Sam Edelman, Ryka and Naturalizer brands, partially offset by lower sales from our Allen Edmonds, Dr. Scholl's and Vince brands. Sales in our Brand Portfolio segment also benefited from the acquisition of the Blowfish Malibu business in July 2018, which contributed $2.5 million in net sales for the second quarter of 2018.

Net sales increased $30.3 million, or 2.3%, to $1,338.8 million for the six months ended August 4, 2018 compared to $1,308.5 million for the six months ended July 29, 2017, reflecting the same factors as those driving the second quarter increase. Our Famous Footwear segment reported a $21.5 million, or 2.8%, increase in net sales. Our Brand Portfolio segment reported an $8.9 million, or 1.6%, increase in net sales, reflecting higher net sales of our LifeStride, Franco Sarto and Sam Edelman brands, partially offset by lower sales from our Vince, Dr. Scholl's and Carlos brands.

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

Gross Profit
Gross profit increased $5.6 million, or 2.0%, to $293.1 million for the second quarter of 2018, compared to $287.5 million for the second quarter of 2017, reflecting higher sales volume, partially offset by a reduced gross profit rate.  As a percentage of net sales, gross profit decreased to 41.5% for the second quarter of 2018, compared to 42.5% for the second quarter of 2017, driven by a more competitive and promotional environment, and a higher mix of lower margin categories at Famous Footwear. Cost of goods sold for the second quarter of 2018 also includes $0.5 million related to the amortization of the inventory adjustment required by purchase accounting. Retail and wholesale net sales were 70% and 30% in both the second quarter of 2018 and 2017.

Gross profit increased $9.6 million, or 1.7%, to $568.0 million for the six months ended August 4, 2018, compared to $558.4 million for the six months ended July 29, 2017, reflecting the same factors impacting the current quarter.  As a percentage of net sales, gross profit decreased slightly to 42.4% for the six months ended August 4, 2018, compared to 42.7% for the six months ended July 29, 2017, reflecting the above factors. Retail and wholesale net sales were 70% and 30% in both the six months ended August 4, 2018 and July 29, 2017.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $2.7 million, or 1.0%, to $258.9 million for the second quarter of 2018, compared to $256.2 million for the second quarter of 2017, driven by approximately $3 million of initial start-up and duplicate expenses during the second quarter of 2018 associated with our transition in early 2018 to a new leased Brand Portfolio distribution center in California, partially offset by lower store rent and facilities costs. As a percentage of net sales, selling and administrative expenses decreased to 36.7% for the second quarter of 2018, from 37.9% for the second quarter of 2017.

Selling and administrative expenses increased $6.3 million, or 1.3%, to $509.0 million for the six months ended August 4, 2018, compared to $502.7 million for the six months ended July 29, 2017, reflecting the same factors impacting the current quarter. As a percentage of net sales, selling and administrative expenses decreased to 38.0% for the six months ended August 4, 2018, from 38.4% for the six months ended July 29, 2017.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $2.1 million ($1.6 million on an after-tax basis, or $0.03 per diluted share), primarily for the transition of Allen Edmonds' consumer-facing activities to St. Louis, were incurred in the second quarter of 2018. In addition, the Brand Portfolio segment incurred costs related to the acquisition of Blowfish Malibu in the second quarter of 2018. For the second quarter of 2017, we incurred $2.9 million ($1.9 million on an after-tax basis, or $0.04 per diluted share), reflecting professional fees and severance expense related to our men's business. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings increased $3.7 million, or 13.1%, to $32.1 million for the second quarter of 2018, compared to $28.4 million for the second quarter of 2017, primarily reflecting higher sales volume and better expense leverage at Famous Footwear. As a percentage of net sales, operating earnings increased to 4.5% for the second quarter of 2018, compared to 4.2% for the second quarter of 2017.

Operating earnings increased $3.4 million, or 6.5%, to $55.1 million for the six months ended August 4, 2018, compared to $51.7 million for the six months ended July 29, 2017, reflecting the above factors, despite additional costs related to our distribution centers for the Brand Portfolio segment. As a percentage of net sales, operating earnings increased to 4.1% for the six months ended August 4, 2018, compared to 4.0% for the six months ended July 29, 2017.

Interest Expense, Net
Interest expense, net decreased $0.8 million, or 17.7%, to $3.6 million for the second quarter of 2018, compared to $4.4 million for the second quarter of 2017, primarily reflecting lower borrowings under our revolving credit agreement, which was used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016. Obligations under the revolving credit agreement were fully paid off during the fourth quarter of 2017.

Interest expense, net decreased $1.9 million, or 20.7%, to $7.3 million for the six months ended August 4, 2018, compared to $9.2 million for the six months ended July 29, 2017, reflecting the same factors as those driving the second quarter decrease. Obligations under the revolving credit agreement were fully paid off during the fourth quarter of 2017.

Other Income, Net
During the first quarter of 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the non-service cost components of pension and other postretirement benefit income to be included in non-operating income, as further discussed in Note 2 to the condensed consolidated financial statements. As a result of the retrospective adoption of the ASU, we reclassified $2.7 million and $5.1 million of non-service cost components of net periodic benefit income for the second quarter and six months ended July 29, 2017, respectively, to other income, net in the condensed consolidated statements of earnings. Other income, net increased $0.4 million, or 15.3%, to $3.1 million for the second quarter of 2018, compared to $2.7 million for the second quarter of 2017, primarily reflecting a higher expected return on assets for our domestic pension plan. Other income, net increased $1.1 million, or 20.8%, to $6.2 million for the six months ended August 4, 2018, compared to $5.1 million for the six months ended July 29, 2017. Refer to Note 12 to the condensed consolidated financial statements for additional information related to our retirement plans.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 25.3% for the second quarter of 2018, compared to 33.9% for the second quarter of 2017. The 2018 rate is lower due to the reduction in the U.S. corporate tax rate following enactment of the Tax Cuts and Jobs Act (the "Act"). During the second quarter of 2018, we recognized discrete tax benefits of $0.2 million related to share-based compensation. If these discrete tax benefits had not been recognized during the second quarter of 2018, our effective tax rate would have been 26.0%. There were no discrete tax benefits recognized during the second quarter of 2017.

For the six months ended August 4, 2018, our consolidated effective tax rate was 24.4%, compared to 31.7% for the six months ended July 29, 2017. We recognized discrete tax benefits of $0.7 million and $1.1 million during the six months ended August 4, 2018 and July 29, 2017, respectively, primarily related to share-based compensation. If these discrete tax benefits had not been recognized, our effective tax rates would have been 25.7% and 33.9%, for the six months ended August 4, 2018 and July 29, 2017, respectively. Our tax rate for the six months ended August 4, 2018 reflects a reduction in the U.S. corporate tax rate following enactment of the Tax Cuts and Jobs Act (the "Act"). Refer to Note 15 to the condensed consolidated financial statements for further discussion of income taxes and the impact of the Act.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $23.6 million and $40.9 million for the second quarter and six months ended August 4, 2018, compared to net earnings of $17.6 million and $32.5 million for the second quarter and six months ended July 29, 2017, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$429.5	100.0%	$404.9	100.0%	$792.9	100.0%	$771.4	100.0%
Cost of goods sold	242.4	56.4%	221.6	54.7%	440.6	55.6%	420.4	54.5%
Gross profit	187.1	43.6%	183.3	45.3%	352.3	44.4%	351.0	45.5%
Selling and administrative expenses	153.9	35.9%	158.2	39.1%	297.2	37.5%	305.6	39.6%
Operating earnings	$33.2	7.7%	$25.1	6.2%	$55.1	6.9%	$45.4	5.9%

Key Metrics
Same-store sales % change	2.6%		2.8%		1.0%		1.1%
Same-store sales $ change	$10.7		$10.4		$7.9		$8.3
Sales change from new and closed stores, net	$13.8		$4.5		$13.2		$8.6
Impact of changes in Canadian exchange rate on sales	$0.1		$(0.1)		$0.4		$(0.2)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$60		$55		$110		$105
Sales per square foot, excluding e-commerce (trailing twelve months)	$227		$216		$227		$216
Square footage (thousand sq. ft.)	6,675		6,967		6,675		6,967

Stores opened	4		12		6		21
Stores closed	9		9		24		21
Ending stores	1,008		1,055		1,008		1,055

Net Sales
Famous Footwear achieved its highest net sales for any second quarter in its history. Net sales increased $24.6 million, or 6.1%, to $429.5 million for the second quarter of 2018, compared to $404.9 million for the second quarter of 2017. The increase was primarily driven by the calendar shift, which resulted in an additional week of back-to-school sales in the second quarter of 2018 compared to the second quarter of 2017. Same-store sales increased 2.6% for the second quarter of 2018. Famous Footwear experienced strong growth in e-commerce sales and reported improvement in the online conversion rate, due in part to the successful implementation of our buy online, pick up in store initiative in early 2017. During the second quarter of 2018, we opened four stores and closed nine stores, resulting in 1,008 stores and total square footage of 6.7 million at the end of the second quarter of 2018, compared to 1,055 stores and total square footage of 7.0 million at the end of the second quarter of 2017. On a trailing twelve-month basis, sales per square foot, excluding e-commerce, increased 4.9% to $227 for the twelve months ended August 4, 2018, compared to $216 for the twelve months ended July 29, 2017. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment’s sales, with approximately 77% of our net sales made to Rewards program members in the second quarter of 2018, compared to 76% in the second quarter of 2017.

Net sales increased $21.5 million, or 2.8%, to $792.9 million for the six months ended August 4, 2018, compared to $771.4 million for the six months ended July 29, 2017. The increase was driven by the calendar shift, which resulted in an additional week of back-to-school sales. Same-store sales increased 1.0% for the six months ended August 4, 2018. Famous Footwear also experienced growth in e-commerce sales, and reported improvement in both conversion rate and online customer traffic. However, the strong e-commerce sales were offset by a decline in customer traffic at our retail store locations.

Gross Profit
Gross profit increased $3.8 million, or 2.1%, to $187.1 million for the second quarter of 2018, compared to $183.3 million for the second quarter of 2017, reflecting higher net sales, partially offset by a lower gross profit rate. In the second quarter of 2018, we experienced a shift away from higher margin performance athletic products into lower margin lifestyle athletic products. As a percentage of net sales, our gross profit decreased to 43.6% for the second quarter of 2018, compared to 45.3% for the second quarter of 2017, driven by a more competitive and promotional environment, a higher mix of lower margin product and higher freight expenses due to strong growth in e-commerce sales.

Gross profit increased $1.3 million, or 0.4%, to $352.3 million for the six months ended August 4, 2018, compared to $351.0 million for the six months ended July 29, 2017. As a percentage of net sales, our gross profit decreased to 44.4% for the six months ended August 4, 2018, compared to 45.5% for the six months ended July 29, 2017, reflecting the promotional environment in the six months ended August 4, 2018.

Selling and Administrative Expenses
Selling and administrative expenses decreased $4.3 million, or 2.7%, to $153.9 million for the second quarter of 2018, compared to $158.2 million for the second quarter of 2017.  The decrease was driven by lower rent and facilities expense attributable to our smaller store base and incremental benefits from the restructuring of our retail operations completed in the fourth quarter of 2017. As a percentage of net sales, selling and administrative expenses decreased to 35.9% for the second quarter of 2018, compared to 39.1% for the second quarter of 2017, attributable in part to leveraging our expenses over the higher net sales base.

Selling and administrative expenses decreased $8.4 million, or 2.7%, to $297.2 million for the six months ended August 4, 2018, compared to $305.6 million for the six months ended July 29, 2017, reflecting the same factors impacting the quarter. As a percentage of net sales, selling and administrative expenses decreased to 37.5% for the six months ended August 4, 2018, compared to 39.6% for the six months ended July 29, 2017.

Operating Earnings
Operating earnings increased $8.1 million, or 32.4%, to $33.2 million for the second quarter of 2018, compared to $25.1 million for the second quarter of 2017. The increase primarily reflects higher net sales, partially offset by a decline in our gross profit rate. As a percentage of net sales, operating earnings increased to 7.7% for the second quarter of 2018, compared to 6.2% for the second quarter of 2017.

Operating earnings increased $9.7 million, or 21.4%, to $55.1 million for the six months ended August 4, 2018, compared to $45.4 million for the six months ended July 29, 2017. The increase primarily reflects our net sales growth, partially offset by a slight decline in our gross profit rate. As a percentage of net sales, operating earnings increased to 6.9% for the six months ended August 4, 2018, compared to 5.9% for the six months ended July 29, 2017.

BRAND PORTFOLIO
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$277.1	100.0%	$272.0	100.0%	$545.9	100.0%	$537.0	100.0%
Cost of goods sold	171.1	61.8%	167.8	61.7%	330.2	60.5%	329.6	61.4%
Gross profit	106.0	38.2%	104.2	38.3%	215.7	39.5%	207.4	38.6%
Selling and administrative expenses	90.6	32.7%	87.6	32.2%	186.2	34.1%	176.7	32.9%
Restructuring and other special charges, net	1.8	0.6%	0.7	0.2%	3.4	0.6%	1.5	0.3%
Operating earnings	$13.6	4.9%	$15.9	5.9%	$26.1	4.8%	$29.2	5.4%

Key Metrics
Wholesale/retail sales mix (%)	76%/24%		75%/25%		74%/26%		74%/26%
Change in wholesale net sales ($)	$6.0		$2.7		$6.0		$8.2
Unfilled order position at end of period	$263.3		$275.0

Same-store sales % change(1)	(1.3)%		15.8%		(1.2)%		9.2%
Same-store sales $ change(1)	$(0.6)		$4.4		$(1.1)		$5.0
Sales change from new and closed stores, net	$(0.5)		$30.9		$3.4		$68.0
Sales change from acquired Allen Edmonds retail stores(2)	N/A		$1.4		N/A		$3.1
Impact of changes in Canadian exchange rate on retail sales	$0.2		$(0.2)		$0.6		$(0.3)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$109		$108		$213		$209
Sales per square foot, excluding e-commerce (trailing twelve months) (1)	$437		$341		$437		$341
Square footage (thousands sq. ft.)	402		409		402		409

Stores opened	—		5		4		8
Stores closed	2		—		7		4
Ending stores	233		238		233		238

(1)
Because these metrics require inclusion in our results for 13 continuous months, the calculations for the 2017 periods presented exclude our Allen Edmonds business, which was acquired in December 2016.

(2)	This metric represents net sales from our 69 acquired Allen Edmonds retail stores for the thirteen and twenty-six weeks ended July 29, 2017.

Net Sales
Net sales increased $5.1 million, or 1.9%, to $277.1 million for the second quarter of 2018, compared to $272.0 million for the second quarter of 2017 driven by higher net sales of our Sam Edelman, Ryka, and Naturalizer brands, partially offset by lower sales from our Allen Edmonds, Dr. Scholl's and Vince brands. We acquired a controlling interest in Blowfish Malibu, which contributed $2.5 million of net sales, late in the second quarter of 2018. Our sport-casual product category continues to be a key trend and sales growth driver. In addition, our e-commerce business continued to strengthen. During the second quarter of 2018, we closed two stores, resulting in a total of 233 stores and total square footage of 0.4 million at the end of the second quarter of 2018, compared to 238 stores and total square footage of 0.4 million at the end of the second quarter of 2017. On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, increased to $437 for the twelve months ended August 4, 2018, compared to $341 for the twelve months ended July 29, 2017, primarily driven by the addition of the Allen Edmonds retail stores into this metric.

Our unfilled order position for our wholesale sales decreased $11.7 million, or 4.3%, to $263.3 million at August 4, 2018, compared to $275.0 million at July 29, 2017. The decrease in our backlog order levels is due, in part, to our speed-to-market initiative and our response to the continuing trend toward lower initial customer product orders.

Net sales increased $8.9 million, or 1.6%, to $545.9 million for the six months ended August 4, 2018, compared to $537.0 million for the six months ended July 29, 2017, driven by sales growth from our LifeStride, Franco Sarto and Sam Edelman brands, partially offset by lower sales from our Vince, Dr. Scholl's and Carlos brands. During the six months ended August 4, 2018, we opened four stores and closed seven stores.

Gross Profit
Gross profit increased $1.8 million, or 1.8%, to $106.0 million for the second quarter of 2018, compared to $104.2 million for the second quarter of 2017, primarily driven by strength in our Sam Edelman and Franco Sarto businesses. We also had lower incremental cost of goods sold related to purchase accounting inventory adjustments of $1.4 million, as further discussed in Overview of Management's Discussion and Analysis. As a percentage of net sales, our gross profit decreased slightly to 38.2% for the second quarter of 2018, compared to 38.3% for the second quarter of 2017.

Gross profit increased $8.3 million, or 4.0%, to $215.7 million for the six months ended August 4, 2018, compared to $207.4 million for the six months ended July 29, 2017, reflecting expansion in our gross profit rate and net sales growth. In addition, the six months ended July 29, 2017 included the incremental impact of $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) in cost of goods sold related to the amortization of the Allen Edmonds inventory fair value adjustment required for purchase accounting, which was partially offset by $0.5 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) in cost of goods sold related to the amortization of the Blowfish Malibu inventory fair value adjustment in the six months ended August 4, 2018. As a percentage of net sales, our gross profit increased slightly to 39.5% for the six months ended August 4, 2018, compared to 38.6% for the six months ended July 29, 2017.

Selling and Administrative Expenses
Selling and administrative expenses increased $3.0 million, or 3.4%, to $90.6 million for the second quarter of 2018, compared to $87.6 million for the second quarter of 2017, reflecting approximately $3 million in initial start-up and duplicate expenses associated with our transition in early 2018 to a new leased distribution center, partially offset by a decrease in rent expense attributable to our lower store base. As a percentage of net sales, selling and administrative expenses increased to 32.7% for the second quarter of 2018, compared to 32.2% for the second quarter of 2017.

Selling and administrative expenses increased $9.5 million, or 5.4%, to $186.2 million for the six months ended August 4, 2018, compared to $176.7 million for the six months ended July 29, 2017, driven by initial start-up and duplicate expenses associated with our transition to a new leased distribution center. As a percentage of net sales, selling and administrative expenses increased to 34.1% for the six months ended August 4, 2018, compared to 32.9% for the six months ended July 29, 2017.

Restructuring and Other Special Charges, Net
Restructuring and other special charges were $1.8 million and $3.4 million in the second quarter and six months ended August 4, 2018, respectively, related to the integration and reorganization of our men's business and the acquisition of Blowfish Malibu in July 2018. Restructuring and other special charges were $0.7 million and $1.5 million in the second quarter and six months ended July 29, 2017, respectively, related to the integration and reorganization of our men's business. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $2.3 million, or 14.5%, to $13.6 million for the second quarter of 2018, compared to $15.9 million for the second quarter of 2017. Despite higher sales volume, an increase in selling and administrative expenses related to our distribution centers, led to a decline in operating earnings. As a percentage of net sales, operating earnings decreased to 4.9% for the second quarter of 2018, compared to 5.9% in the second quarter of 2017.

Operating earnings decreased $3.1 million, or 10.7%, to $26.1 million for the six months ended August 4, 2018, compared to $29.2 million for the six months ended July 29, 2017. As a percentage of net sales, operating earnings decreased to 4.8% for the six months ended August 4, 2018, compared to 5.4% in the six months ended July 29, 2017.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $14.7 million were incurred for the second quarter of 2018, compared to $12.6 million for the second quarter of 2017, driven by higher expenses for our cash-equivalent restricted stock units granted to directors, reflecting growth in our stock price, as well as certain management recruiting and other transition costs.

Unallocated corporate administrative expenses and other costs and recoveries were $26.1 million for the six months ended August 4, 2018, compared to $22.9 million for the six months ended July 29, 2017. The $3.2 million increase reflects the same factors as those driving the second quarter increase.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	August 4, 2018	July 29, 2017	February 3, 2018
Borrowings under revolving credit agreement	$—	$35.0	$—
Long-term debt	197.7	197.2	197.5
Total debt	$197.7	$232.2	$197.5

Total debt obligations of $197.7 million at August 4, 2018 decreased $34.5 million, compared to $232.2 million at July 29, 2017, and increased $0.2 million, compared to $197.5 million at February 3, 2018. The decrease from July 29, 2017 reflects lower borrowings under our revolving credit agreement. We used our revolving credit agreement to fund the acquisition of Allen Edmonds in the fourth quarter of 2016 and paid off the remaining balance in the fourth quarter of 2017. As a result of lower average borrowings under our revolving credit agreement, net interest expense for the second quarter of 2018 decreased $0.8 million to $3.6 million, compared to $4.4 million for the second quarter of 2017 and decreased $1.9 million to $7.3 million, compared to $9.2 million for the six months ended August 4, 2018.

Credit Agreement
The Company maintains a revolving credit facility for working capital needs in an aggregate amount of up to $600.0 million, with the option to increase by up to $150.0 million. The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC and Allen Edmonds are each co-borrowers and guarantors under the Credit Agreement, which matures on December 18, 2019.

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

At August 4, 2018, we had no borrowings and $8.6 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $591.4 million at August 4, 2018. We were in compliance with all covenants and restrictions under the Credit Agreement as of August 4, 2018.

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

The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of August 4, 2018, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Working Capital and Cash Flow

	Twenty-Six Weeks Ended
($ millions)	August 4, 2018	July 29, 2017	Change
Net cash provided by operating activities	$91.0	$114.3	$(23.3)
Net cash used for investing activities	(38.3)	(27.4)	(10.9)
Net cash used for financing activities	(13.7)	(89.5)	75.8
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2	(0.4)
Increase in cash and cash equivalents	$38.8	$(2.4)	$41.2

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $23.3 million lower in the six months ended August 4, 2018 as compared to the six months ended July 29, 2017, primarily reflecting the following factors:

•
An increase in prepaid assets in the six months ended August 4, 2018 compared to a decrease in the comparable period in 2017, driven in part by the timing of our rent payments on our retail stores due to the impact of the calendar shift resulting from having a 53rd week in fiscal 2017; and

•	A smaller increase in trade accounts payable in the six months ended August 4, 2018, compared to the six months ended July 29, 2017.

Cash used for investing activities was $10.9 million higher in the six months ended August 4, 2018 as compared to the six months ended July 29, 2017, primarily due to the acquisition cost for Blowfish Malibu that was acquired in July 2018. For fiscal 2018, we expect purchases of property and equipment and capitalized software of approximately $50 million, including the initial capital required for our new leased Brand Portfolio warehouse in California.

Cash used for financing activities was $75.8 million lower for the six months ended August 4, 2018 as compared to the six months ended July 29, 2017. In the six months ended July 29, 2017, we made net repayments of $75 million of borrowings under our revolving credit agreement. In addition, we repurchased fewer shares under our stock repurchase program during the six months ended August 4, 2018.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 4, 2018	July 29, 2017	February 3, 2018
Working capital ($ millions) (1)	$437.8	$347.2	$416.6
Current ratio (2)	1.73:1	1.57:1	1.97:1
Debt-to-capital ratio (3)	21.1%	26.6%	21.5%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Working capital at August 4, 2018 was $437.8 million, which was $90.6 million and $21.2 million higher than at July 29, 2017 and February 3, 2018, respectively. Our current ratio was 1.73 to 1 as of August 4, 2018, compared to 1.57 to 1 at July 29, 2017 and 1.97:1 at February 3, 2018. The increase in working capital and the current ratio from July 29, 2017 primarily reflects an increase in cash and cash equivalents and lower borrowings under our revolving credit agreement, reflecting our operating cash flows over the prior twelve months. We used our revolving credit agreement to fund the acquisition of Allen Edmonds in the fourth quarter of 2016 and paid off the remaining borrowings in the fourth quarter of 2017. The increase in working capital from February 3, 2018 was primarily due to higher cash and cash equivalents and inventory, partially offset by an increase in accounts payable. Our debt-to-capital ratio was 21.1% as of August 4, 2018, compared to 26.6% as of July 29, 2017 and 21.5% at February 3, 2018. The decrease in our debt-to-capital ratio from July 29, 2017 primarily reflects lower borrowings under our revolving credit agreement.

At August 4, 2018, we had $102.9 million of cash and cash equivalents. Approximately half of this balance represents the accumulated unremitted earnings of our foreign subsidiaries.

We declared and paid dividends of $0.07 per share in both the second quarter of 2018 and 2017. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

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

As further discussed in Note 3 and Note 14 to the condensed consolidated financial statements, in conjunction with the acquisition of Blowfish Malibu in July of 2018, the Company recorded a mandatory purchase obligation of the noncontrolling interest of $9.1 million. The fair value of the mandatory purchase obligation, which was $9.2 million as of August 4, 2018, will be paid upon settlement in 2021.

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, and changes in operating lease commitments as a result of new stores, store closures and lease renewals) and the mandatory purchase obligation described above, there have been no other significant changes to the contractual obligations identified in our Annual Report on Form 10-K for the year ended February 3, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year other than the adoption of Topic 606, as further described in Note 4 to the condensed consolidated financial statements. For further information on the Company's critical accounting policies and estimates, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 3, 2018.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 4, 2018, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

On July 6, 2018, we acquired Blowfish Malibu. As a result of the acquisition, we are in the process of reviewing the internal control structure of Blowfish Malibu and, if necessary, will make appropriate internal control enhancements as we integrate the acquired business. Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our annual assessment of internal control over financial reporting will exclude Blowfish Malibu.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2018:

			Total Number Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)

Fiscal Period

May 6, 2018 - June 2, 2018	455	$35.74	—	1,123,500

June 3, 2018 - July 7, 2018	32,892	35.24	—	1,123,500

July 8, 2018 - August 4, 2018	3,519	34.88	—	1,123,500

Total	36,866	$35.21	—	1,123,500

(1)
Includes shares purchased as part of our publicly announced stock repurchase program and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

(2)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 100,000 and 225,000 shares were repurchased during the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The Company did not repurchase any shares during the thirteen weeks ended August 4, 2018 or July 29, 2018. As of August 4, 2018, there were 1,123,500 shares authorized to be repurchased under the program. Our repurchases of common stock are limited under our debt agreements.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2015.
3.2		Bylaws of the Company as amended through April 6, 2017, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 11, 2017.
10.1	†	Severance Agreement, effective June 14, 2018, between the Company and John W. Schmidt, filed herein.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	† † † † †
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

CALERES, INC.

Date: September 12, 2018	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer