Form 10-Q
period 2018-11-03
CALERES INC
filed 2018-12-12
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 3, 2018
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________
Commission File Number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (I.R.S. Employer Identification No.)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
(314) 854-4000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑

As of November 30, 2018, 42,877,545 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	November 3, 2018	October 28, 2017	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$90,491	$31,379	$64,047
Receivables, net	192,246	132,942	152,613
Inventories, net	698,265	598,365	569,379
Prepaid expenses and other current assets	63,166	40,982	60,750
Total current assets	1,044,168	803,668	846,789

Other assets	92,279	68,316	90,659
Goodwill	283,345	127,081	127,081
Intangible assets, net	370,507	213,101	212,087
Property and equipment	556,967	535,149	542,812
Allowance for depreciation	(338,864)	(320,167)	(330,013)
Property and equipment, net	218,103	214,982	212,799
Total assets	$2,008,402	$1,427,148	$1,489,415

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$350,000	$20,000	$—
Trade accounts payable	317,499	223,832	272,962
Other accrued expenses	209,479	173,487	157,197
Total current liabilities	876,978	417,319	430,159

Other liabilities:
Long-term debt	197,817	197,348	197,472
Deferred rent	51,930	50,814	53,071
Other liabilities	114,592	86,580	89,751
Total other liabilities	364,339	334,742	340,294

Equity:
Common stock	432	430	430
Additional paid-in capital	143,754	127,454	136,460
Accumulated other comprehensive loss	(16,624)	(28,122)	(15,170)
Retained earnings	638,191	573,883	595,769
Total Caleres, Inc. shareholders’ equity	765,753	673,645	717,489
Noncontrolling interests	1,332	1,442	1,473
Total equity	767,085	675,087	718,962
Total liabilities and equity	$2,008,402	$1,427,148	$1,489,415
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$775,829	$774,656	$2,114,583	$2,083,119
Cost of goods sold	465,219	457,771	1,235,950	1,207,865
Gross profit	310,610	316,885	878,633	875,254
Selling and administrative expenses	265,522	266,507	774,555	769,188
Restructuring and other special charges, net	5,340	—	9,240	3,973
Operating earnings	39,748	50,378	94,838	102,093
Interest expense, net	(4,210)	(4,046)	(11,495)	(13,230)
Other income, net	3,085	2,492	9,254	7,598
Earnings before income taxes	38,623	48,824	92,597	96,461
Income tax provision	(9,468)	(14,451)	(22,651)	(29,530)
Net earnings	29,155	34,373	69,946	66,931
Net earnings (loss) attributable to noncontrolling interests	2	(14)	(65)	47
Net earnings attributable to Caleres, Inc.	$29,153	$34,387	$70,011	$66,884

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.68	$0.80	$1.62	$1.56

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.67	$0.80	$1.62	$1.55

Dividends per common share	$0.07	$0.07	$0.21	$0.21
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net earnings	$29,155	$34,373	$69,946	$66,931
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14	(633)	(1,045)	647
Pension and other postretirement benefits adjustments	451	379	1,353	1,106
Derivative financial instruments	(320)	183	(1,762)	559
Other comprehensive income (loss), net of tax	145	(71)	(1,454)	2,312
Comprehensive income	29,300	34,302	68,492	69,243
Comprehensive (loss) income attributable to noncontrolling interests	(9)	(3)	(141)	73
Comprehensive income attributable to Caleres, Inc.	$29,309	$34,305	$68,633	$69,170
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirty-Nine Weeks Ended
($ thousands)	November 3, 2018	October 28, 2017
Operating Activities
Net earnings	$69,946	$66,931
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	33,189	34,354
Amortization of capitalized software	8,282	10,786
Amortization of intangible assets	3,880	3,059
Amortization of debt issuance costs and debt discount	1,610	1,296
Share-based compensation expense	11,615	8,394
Loss on disposal of property and equipment	1,772	1,004
Impairment charges for property and equipment	2,040	2,995
Deferred rent	(1,141)	(310)
Provision for doubtful accounts	426	352
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	(6,457)	19,826
Inventories	(57,138)	(11,541)
Prepaid expenses and other current and noncurrent assets	(9,788)	890
Trade accounts payable	17,113	(42,702)
Accrued expenses and other liabilities	21,135	26,588
Other, net	(2,074)	339
Net cash provided by operating activities	94,410	122,261

Investing Activities
Purchases of property and equipment	(35,244)	(34,364)
Capitalized software	(3,505)	(4,531)
Acquisition of Blowfish Malibu, net of cash received	(17,284)	—
Acquisition of Vionic, net of cash received	(344,942)	—
Net cash used for investing activities	(400,975)	(38,895)

Financing Activities
Borrowings under revolving credit agreement	360,000	450,000
Repayments under revolving credit agreement	(10,000)	(540,000)
Repayments of capital lease obligation	(114)	—
Dividends paid	(9,059)	(9,033)
Acquisition of treasury stock	(3,288)	(5,993)
Issuance of common stock under share-based plans, net	(4,318)	(2,477)
Net cash provided by (used for) financing activities	333,221	(107,503)
Effect of exchange rate changes on cash and cash equivalents	(212)	184
Increase (decrease) in cash and cash equivalents	26,444	(23,953)
Cash and cash equivalents at beginning of period	64,047	55,332
Cash and cash equivalents at end of period	$90,491	$31,379
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amended Accounting Standards Codification ("ASC") 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net periodic benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The ASU was effective for the Company at the beginning of the 2018 fiscal year. The Company adopted the ASU during the first quarter of 2018 on a retrospective basis using the practical expedient permitted by the ASU and reclassified $2.5 million and $7.6 million of non-service cost components of net periodic benefit income for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, to other income, net in the condensed consolidated statements of earnings. For the thirteen and thirty-nine weeks ended November 3, 2018, $3.1 million and $9.3 million, respectively, of non-service cost components of net periodic benefit income is presented as other income. Refer to Note 12 to the condensed consolidated financial statements for additional information.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted the ASU in the third quarter of 2018 on a prospective basis, which did not have a material impact on the Company's condensed consolidated financial statements.

Impact of Prospective Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The FASB has subsequently issued ASUs with improvements to the guidance, including ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method to adopt the new standard. Under the new optional transition method, an entity initially applies Topic 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company will adopt the ASUs in the first quarter of 2019 using the optional transition method permitted by ASU 2018-11. The Company's implementation team is developing and executing the plan to adopt the ASUs. The Company's accounting systems have been upgraded to comply with the requirements of the new standard and the Company is in the process of evaluating the impact of the standard on its leases and processes. The Company anticipates electing the package of practical expedients and the expedient to group lease and non-lease components as permitted within the ASU; however, it does not expect to elect the hindsight practical expedient. Due to the large number of retail operating leases to which the Company is a party, the Company anticipates that the impact to its condensed consolidated balance sheets upon adoption in the first quarter of 2019 will be material. The Company is still assessing the impact to the condensed consolidated statements of earnings. Impairment charges related to underperforming retail stores are expected to be greater under the new standard due to the additional required right-of-use asset associated with each asset group. As the impact of the ASU is non-cash in nature, the impact to the Company's condensed consolidated statements of cash flows is not expected to be material. Adoption of the ASU is not expected to trigger non-compliance with any covenant or other restrictions under the provisions of any of the Company’s debt obligations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies disclosure requirements on fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's financial statement disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20), Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance changes the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans, eliminating the requirements for certain disclosures that are no longer considered cost beneficial and requiring new disclosures that the FASB considers pertinent. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2018-14 is not expected to have a material impact on the Company's financial statement disclosures.

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

The Brand Portfolio segment recognized $0.9 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) and $1.5 million ($1.1 million on an after-tax basis, or $0.02 per diluted share) in incremental cost of goods sold in the thirteen and thirty-nine weeks ended November 3, 2018, respectively, related to the amortization of the inventory fair value adjustment required for purchase accounting. In addition, the Company incurred acquisition-related costs of $0.1 million ($0.1 million on an after-tax basis) and $0.3 million ($0.2 million on an after-tax basis, or $0.01 per diluted share) in the thirteen and thirty-nine weeks ended November 3, 2018, respectively, which were recorded as a component of restructuring and other special charges, net within the Other category. Refer to Note 6 to the condensed consolidated financial statements for additional information related to the acquisition costs.

The assets and liabilities of Blowfish Malibu were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The Company has allocated the purchase price as of the acquisition date, July 6, 2018, as follows:

($ thousands)	July 6, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,207
Receivables	4,612
Inventories	6,400
Prepaid expense and other current assets	317
Total current assets	13,536
Other assets	539
Goodwill	5,701
Intangible assets	17,600
Property and equipment	112
Total assets	$37,488

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$2,915
Other accrued expenses	5,739
Total current liabilities	8,654
Deferred income taxes	617
Other liabilities	77
Total liabilities	9,348
Net assets	$28,140

The assets and liabilities of Blowfish Malibu were recorded at their estimated fair values and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill during the second quarter of 2018. The allocation of the purchase price was based on certain preliminary valuations and analyses. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analyses within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. During the thirteen weeks ended November 3, 2018, the Company recorded a purchase price allocation adjustment of $1.8 million to intangible assets, with a corresponding adjustment to goodwill.

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

Goodwill and intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill recognized, which is deductible for tax purposes, is primarily attributable to synergies and an assembled workforce. Refer to Note 9 to the condensed consolidated financial statements for additional information regarding goodwill and intangible assets.

During the thirteen and thirty-nine weeks ended November 3, 2018, Blowfish Malibu contributed $6.4 million and $8.9 million of net sales, respectively. Blowfish Malibu experienced a net loss of approximately $0.5 million and $0.9 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively. The loss primarily reflects incremental cost of goods sold related to the amortization of the inventory fair value adjustment required for purchase accounting, which was $0.9 million and $1.5 million for the thirteen and thirty-nine weeks ended November 3, 2018. The net loss excludes the acquisition costs and incremental interest expense associated with the transaction.

Acquisition of Vionic
On October 18, 2018, the Company entered into an Equity and Asset Purchase Agreement (the "Agreement") with the equity holders of Vionic Group LLC and Vionic International LLC, and VCG Holdings Ltd., a Cayman Islands corporation (collectively, "Vionic"), pursuant to which the Company acquired all of the outstanding equity interests of Vionic Group LLC and Vionic International LLC and certain related intellectual property from VCG Holdings Ltd for $360.0 million plus adjustments for cash and indebtedness, as defined in the Agreement. The aggregate purchase price is estimated to be $360.7 million (or $352.2 million, net of $8.5 million of cash received). Of the $352.2 million, $344.9 million was funded during the thirteen weeks ended November 3, 2018 and $7.3 million was funded early in the fourth quarter. The purchase was funded with borrowings from the Company's revolving credit agreement. The operating results of Vionic since October 18, 2018 have been included in the Company's condensed consolidated financial statements within the Brand Portfolio segment.

Vionic, which was founded in 1979, brings together style and science, combining innovative biomechanics with the most coveted trends. As pioneers in foot health with a global team of experts behind the dual gender brand, Vionic brings a fresh perspective to stylish, supportive footwear, offering a vast selection of active, casual and dress styles, sandals and slippers. The acquisition of Vionic allows the Company to continue to expand its portfolio of brands and gives it additional access to the growing contemporary comfort footwear category.

The Company incurred acquisition-related costs of $4.1 million ($3.5 million on an after-tax basis, or $0.08 per diluted share) in the thirteen weeks ended November 3, 2018, which were recorded as a component of restructuring and other special charges, net within the Other category. Refer to Note 6 to the condensed consolidated financial statements for additional information related to the acquisition costs. In addition, the Brand Portfolio segment recognized $0.9 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) in incremental cost of goods sold in the thirteen weeks ended November 3, 2018 related to the amortization of the inventory fair value adjustment required for purchase accounting.

Purchase Price Allocation
The assets and liabilities of Vionic were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The Company has preliminarily allocated the purchase price as of the acquisition date, October 18, 2018, as follows:

($ thousands)	October 18, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,502
Receivables	28,930
Inventories	65,700
Prepaid expense and other current assets	1,489
Total current assets	104,621
Goodwill	148,763
Intangible assets	144,700
Property and equipment	6,864
Total assets	$404,948

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$24,085
Other accrued expenses	16,632
Total current liabilities	40,717
Other liabilities - capital lease obligation	3,541
Total liabilities	44,258
Net assets	$360,690

The allocation of the purchase price is based on certain preliminary valuations and analyses that have not been completed as of the date of this filing. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analyses within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. The Company’s purchase price allocation contains uncertainties because it required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements). Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies. A third-party valuation specialist assisted the Company with its preliminary fair value estimates for inventory and intangible assets other than goodwill. The Company used all available information to make its best estimate of fair values at the acquisition date.

Goodwill and intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill recognized, which is deductible for tax purposes, is primarily attributable to synergies and an assembled workforce. Refer to Note 9 to the condensed consolidated financial statements for additional information regarding goodwill and intangible assets.

Pro Forma Information

The table below illustrates the unaudited pro forma impact on operating results as if the acquisition had been completed as of the beginning of 2017. Prior to the acquisition, Vionic’s fiscal calendar ended on December 31 of each year. For purposes of the financial information presented, the Company has combined the operating results of the relevant fiscal quarters for Vionic with the Company’s actual fiscal quarters. For example, the information presented in the thirteen weeks ended columns includes

Vionic’s operations for the fiscal months of July through September of each respective period. The information presented in the thirty-nine weeks ended columns includes Vionic’s operations for the fiscal months of January through September for each respective period.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$814,700	$816,429	$2,252,727	$2,205,046
Net earnings attributable to Caleres, Inc.	31,181	33,408	74,680	65,603
Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.72	$0.78	$1.73	$1.53
Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.72	$0.77	$1.73	$1.52

For purposes of the pro forma disclosures, the pro forma adjustments primarily include the following:

•
The elimination of material costs from thirteen and thirty-nine weeks ended November 3, 2018 that were directly attributable to the acquisition and have no continuing impact on operating results, including:

◦	the non-cash cost of goods sold impact of $0.9 million related to the fair value adjustment to the acquired inventory, and related tax effects; and

◦	transaction costs of $4.1 million, and related tax effects.

•
Amortization of acquired intangibles of $2.0 million and $5.9 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and $2.0 million and $6.0 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

•
Estimated interest expense on additional borrowings under the Company's revolving credit agreement at the Company's current interest rate of 3.75%. Assumes no paydown of the revolving credit agreement during the thirty-nine weeks ended October 28, 2017 and gradual paydown to $285.0 million from October 29, 2017 to November 3, 2018.

•
Tax impact of the change in tax status of Vionic and the tax impact of the pro forma adjustments based on the estimated statutory tax rate in effect during the respective periods. The tax effect of the pro forma interest expense adjustments for borrowings under the Company's revolving credit agreement was calculated at 25.74% for the thirteen and thirty-nine weeks ended November 3, 2018 and at 38.9% for the thirteen and thirty-nine weeks ended October 28, 2017, reflecting the Company's effective tax rates. The tax effect of the other pro forma adjustments for the thirty-nine weeks ended November 3, 2018 and October 28, 2017 was calculated utilizing an estimated effective tax rate of 28.0% and 40.0%, respectively.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.

During the period from the acquisition date through November 3, 2018, Vionic contributed $5.8 million of net sales and reported a net loss of approximately $1.2 million, primarily associated with the incremental cost of goods sold of $0.9 million related to the amortization of the inventory fair value adjustment required for purchase accounting. The net loss excludes the Company's acquisition costs and any incremental interest expense associated with the transaction.

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

Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. During the thirty-nine weeks ended October 28, 2017, the Company recognized $4.9 million in cost of goods sold ($3.0 million on an after-tax basis, or $0.07 per diluted share) related to the amortization of the inventory fair value adjustment required for purchase accounting. The inventory fair value adjustment was fully amortized as of July 29, 2017. As further discussed in Note 6 to the consolidated financial statements, the Company also incurred acquisition and integration costs during the thirty-nine weeks ended November 3, 2018 and October 28, 2017.

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

The impact of the adoption of Topic 606 on the condensed balance sheet as of November 3, 2018 was as follows:

	November 3, 2018
($ thousands)	As reported	Balances without adoption of Topic 606	Effect of change Higher/(Lower)

Balance sheet
Assets
Current assets:
Receivables, net	$192,246	$183,542	$8,704
Inventories, net	698,265	704,655	(6,390)
Prepaid expenses and other current assets	63,166	55,018	8,148

Liabilities
Current liabilities:
Other accrued expenses	209,479	193,606	15,873

Equity
Retained earnings	638,191	643,602	(5,411)

Adoption of the standard also required various changes that impacted the statement of earnings. These changes generally result in either a shift in the timing of revenue recognition or the reclassification of an item from one caption on the statement of earnings to another. As disclosed above, the primary impact is related to deferring revenue at a higher rate for the Company's loyalty program. There are also reclassifications related to income received under co-op marketing arrangements with the Company's vendors and the recognition of certain sales transactions in the Company's retail stores on a net commission basis rather than recording on a gross basis. The impact of all changes related to Topic 606 to the statement of earnings for the thirteen and thirty-nine weeks ended November 3, 2018 was as follows:

	For the Thirteen Weeks Ended November 3, 2018
($ thousands)	As reported	Balances without the adoption of Topic 606	Effect of change (Lower)/Higher

Statement of Earnings
Net sales	$775,829	$777,254	$(1,425)
Cost of goods sold	465,219	465,126	93
Gross profit	310,610	312,128	(1,518)
Selling and administrative expenses	265,522	266,225	(703)
Restructuring and other special charges, net	5,340	5,340	—
Operating earnings	$39,748	$40,563	$(815)

	For the Thirty-Nine Weeks Ended November 3, 2018
($ thousands)	As reported	Balances without the adoption of Topic 606	Effect of change (Lower)/Higher

Statement of Earnings
Net sales	$2,114,583	$2,117,437	$(2,854)
Cost of goods sold	1,235,950	1,235,932	18
Gross profit	878,633	881,505	(2,872)
Selling and administrative expenses	774,555	776,475	(1,920)
Restructuring and other special charges, net	9,240	9,240	—
Operating earnings	$94,838	$95,790	$(952)

The adoption of Topic 606 had an immaterial impact on net earnings and earnings per share for the thirteen and thirty-nine weeks ended November 3, 2018.

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

Disaggregation of Revenues
The following table disaggregates revenue by segment and major source for the periods ended November 3, 2018:

	For the Thirteen Weeks Ended November 3, 2018
($ thousands)	Famous Footwear	Brand Portfolio	Total

Retail stores	$408,248	$43,186	$451,434
Landed wholesale	—	207,581	207,581
First-cost wholesale	—	21,345	21,345
E-commerce	40,383	51,080	91,463
Licensing and royalty	—	3,810	3,810
Other (1)	134	62	196
Net sales	$448,765	$327,064	$775,829

	For the Thirty-Nine Weeks Ended November 3, 2018
($ thousands)	Famous Footwear	Brand Portfolio	Total

Retail stores	$1,147,512	$129,557	$1,277,069
Landed wholesale	—	539,845	539,845
First-cost wholesale	—	61,910	61,910
E-commerce	93,729	129,303	223,032
Licensing and royalty	—	12,104	12,104
Other (1)	407	216	623
Net sales	$1,241,648	$872,935	$2,114,583
(1) Includes breakage revenue from unredeemed gift cards.

Retail stores
The majority of the Company's revenue is generated from retail sales where control is transferred and revenue is recognized at the point of sale. Retail sales are recorded net of estimated returns and exclude sales tax. The Company carries a returns reserve and a corresponding return asset for expected returns of merchandise.

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

E-commerce
The Company also generates revenue from sales on websites maintained by the Company that are shipped from the Company's distribution centers or retail stores directly to the consumer, picked up directly by the consumer from the Company's stores and e-commerce sales from our wholesale customers' websites that are fulfilled on a drop-ship basis (collectively referred to as "e-commerce"). The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	November 3, 2018	February 3, 2018
Customer allowances and discounts	$23,835	$20,259
Rewards program liability	16,299	8,130
Returns reserve	15,373	8,332
Gift card liability	4,169	5,509

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented. In addition, during the thirty-nine weeks ended November 3, 2018, the Rewards program liability increased $13.8 million due to purchases and $6.4 million due to the adoption of Topic 606 and decreased $12.0 million due to expirations and redemptions. The change in the balance of the returns reserve is primarily due to the impact of account reclassifications required by adoption of Topic 606 on February 4, 2018.

Note 5	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended November 3, 2018 and October 28, 2017:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
NUMERATOR
Net earnings	$29,155	$34,373	$69,946	$66,931
Net (earnings) loss attributable to noncontrolling interests	(2)	14	65	(47)
Net earnings allocated to participating securities	(800)	(949)	(1,950)	(1,841)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$28,353	$33,438	$68,061	$65,043

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	41,999	41,788	41,958	41,801
Dilutive effect of share-based awards	107	182	116	173
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	42,106	41,970	42,074	41,974

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.68	$0.80	$1.62	$1.56

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.67	$0.80	$1.62	$1.55

Options to purchase 16,667 shares of common stock for the thirteen and thirty-nine weeks ended October 28, 2017 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive. There were no options to purchase shares excluded from the denominator for the thirteen and thirty-nine weeks ended November 3, 2018.

During the thirty-nine weeks ended November 3, 2018 and October 28, 2017, the Company repurchased 100,000 and 225,000 shares, respectively, under the publicly announced share repurchase program, which permits repurchases of up to 2.5 million shares. The Company did not purchase any shares during the thirteen weeks ended November 3, 2018 or October 28, 2017. As of November 3, 2018, the Company has repurchased a total of 1.4 million shares under this program.

Note 6	Restructuring and Other Initiatives

Vionic Acquisition-Related Costs
During the thirteen and thirty-nine weeks ended November 3, 2018, the Company incurred acquisition-related costs associated with the acquisition of Vionic, primarily for professional fees, totaling $4.1 million ($3.5 million on an after-tax basis, or $0.08 per diluted share), which are reflected within the Other category and are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings. As of November 3, 2018, restructuring reserves of $1.8 million were included in other accrued expenses on the condensed consolidated balance sheet. Refer to further discussion of the acquisition in Note 3 to the condensed consolidated financial statements.

Acquisition, Integration and Reorganization of Men's Brands
During the thirteen and thirty-nine weeks ended November 3, 2018, the Company incurred integration and reorganization costs, primarily for severance and professional fees, related to the men's business totaling $1.2 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) and $4.8 million ($3.6 million on an after-tax basis, or $0.08 per diluted share), respectively. Of the $1.2 million in costs presented as restructuring and other special charges, net in the condensed consolidated statements of earnings for the thirteen weeks ended November 3, 2018, $1.1 million was reflected within the Brand Portfolio segment and $0.1 million was reflected within the Other category. Of the $4.8 million in costs for the thirty-nine weeks ended November 3, 2018, $4.4 million was reflected within the Brand Portfolio segment and $0.4 million was reflected within the Other category. As of November 3, 2018, restructuring reserves of $0.8 million were included in other accrued expenses on the condensed consolidated balance sheets, with no corresponding liability as of October 28, 2017. The Company expects all integration and reorganization costs related to the men's business to be settled by the end of fiscal 2018.

Blowfish Malibu Acquisition and Integration-Related Costs
The Company incurred acquisition and integration-related costs associated with the acquisition of Blowfish Malibu of $0.1 million ($0.1 million on an after-tax basis) and $0.3 million ($0.2 million on an after-tax basis, or $0.01 per diluted share) during the thirteen and thirty-nine weeks ended November 3, 2018, respectively, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings and reflected within the Other category. As of November 3, 2018, restructuring reserves of $1.1 million were included in other accrued expenses on the condensed consolidated balance sheet. Refer to further discussion of the acquisition in Note 3 to the condensed consolidated financial statements.

Note 7	Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended November 3, 2018 and October 28, 2017:

	Famous Footwear	Brand Portfolio
($ thousands)			Other	Total
Thirteen Weeks Ended November 3, 2018
External sales	$448,765	$327,064	$—	$775,829
Intersegment sales	—	15,968	—	15,968
Operating earnings (loss)	24,414	26,679	(11,345)	39,748
Segment assets	548,609	1,272,576	187,217	2,008,402

Thirteen Weeks Ended October 28, 2017
External sales	$473,118	$301,538	$—	$774,656
Intersegment sales	—	15,218	—	15,218
Operating earnings (loss)	33,747	24,281	(7,650)	50,378
Segment assets	544,280	781,421	101,447	1,427,148

Thirty-Nine Weeks Ended November 3, 2018
External sales	$1,241,648	$872,935	$—	$2,114,583
Intersegment sales	—	58,624	—	58,624
Operating earnings (loss)	79,511	52,773	(37,446)	94,838

Thirty-Nine Weeks Ended October 28, 2017
External sales	$1,244,542	$838,577	$—	$2,083,119
Intersegment sales	—	59,768	—	59,768
Operating earnings (loss)	79,137	53,511	(30,555)	102,093

The Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Operating earnings	$39,748	$50,378	$94,838	$102,093
Interest expense, net	(4,210)	(4,046)	(11,495)	(13,230)
Other income, net	3,085	2,492	9,254	7,598
Earnings before income taxes	$38,623	$48,824	$92,597	$96,461

Note 8	Inventories

The Company's net inventory balance was comprised of the following:

($ thousands)	November 3, 2018	October 28, 2017	February 3, 2018
Raw materials	$18,002	$19,091	$17,531
Work-in-process	496	897	689
Finished goods	679,767	578,377	551,159
Inventories, net	$698,265	$598,365	$569,379

Note 9	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	November 3, 2018	October 28, 2017	February 3, 2018
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	448,288	285,988	285,988
Total intangible assets	451,088	288,788	288,788
Accumulated amortization	(80,581)	(75,687)	(76,701)
Total intangible assets, net	370,507	213,101	212,087
Goodwill
Brand Portfolio	283,345	127,081	127,081
Total goodwill	283,345	127,081	127,081
Goodwill and intangible assets, net	$653,852	$340,182	$339,168

As further described in Note 3 to the condensed consolidated financial statements, the Company acquired Vionic on October 18, 2018. The preliminary allocation of the purchase price resulted in estimated incremental intangible assets of $144.7 million, consisting of trademarks and customer relationships of $112.4 million and $32.3 million, respectively, and incremental goodwill of $148.8 million. In addition, the Company acquired Blowfish Malibu on July 6, 2018. The preliminary allocation of the purchase price resulted in incremental intangible assets of $17.6 million, consisting of trademarks and customer relationships of $11.1 million and $6.5 million, respectively, and incremental goodwill of $5.7 million.

The Company's intangible assets as of November 3, 2018, October 28, 2017 and February 3, 2018 were as follows:

($ thousands)		November 3, 2018
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$288,788	$79,686	$209,102
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15-20 years	44,200	895	43,305
		$451,088	$80,581	$370,507

		October 28, 2017
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288	$75,372	$89,916
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15 years	5,400	315	5,085
		$288,788	$75,687	$213,101

		February 3, 2018
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288	$76,296	$88,992
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15 years	5,400	405	4,995
		$288,788	$76,701	$212,087

Amortization expense related to intangible assets was $1.8 million and $1.0 million for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively, and $3.9 million and $3.1 million for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. Based upon the Company's preliminary allocation of the purchase price, the Company estimates that amortization expense related to intangible assets will be approximately $13.1 million in 2019, $12.8 million in 2020, $12.7 million in 2021, $12.5 million in 2022 and $12.2 million in 2023.

Note 10	Shareholders’ Equity

The following tables set forth the changes in Caleres, Inc. shareholders’ equity and noncontrolling interests for the thirty-nine weeks ended November 3, 2018 and October 28, 2017:

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at February 3, 2018	$717,489	$1,473	$718,962
Net earnings (loss)	70,011	(65)	69,946
Other comprehensive loss	(1,454)	(76)	(1,530)
Dividends paid	(9,059)	—	(9,059)
Acquisition of treasury stock	(3,288)	—	(3,288)
Issuance of common stock under share-based plans, net	(4,318)	—	(4,318)
Cumulative-effect adjustment from adoption of ASU 2016-16	(10,468)	—	(10,468)
Cumulative-effect adjustment from adoption of ASU 2014-09 (Topic 606)	(4,775)	—	(4,775)
Share-based compensation expense	11,615	—	11,615
Equity at November 3, 2018	$765,753	$1,332	$767,085

($ thousands)	Caleres, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity at January 28, 2017	$613,117	$1,369	$614,486
Net earnings	66,884	47	66,931
Other comprehensive income	2,312	26	2,338
Dividends paid	(9,033)	—	(9,033)
Acquisition of treasury stock	(5,993)	—	(5,993)
Issuance of common stock under share-based plans, net	(2,477)	—	(2,477)
Cumulative-effect adjustment from adoption of ASU 2016-09	441	—	441
Share-based compensation expense	8,394	—	8,394
Equity at October 28, 2017	$673,645	$1,442	$675,087

Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended November 3, 2018 and October 28, 2017:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance at August 4, 2018	$176	$(16,270)	$(675)	$(16,769)
Other comprehensive income (loss) before reclassifications	14	—	(415)	(401)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	607	120	727
Tax benefit	—	(156)	(25)	(181)
Net reclassifications	—	451	95	546
Other comprehensive income (loss)	14	451	(320)	145
Balance at November 3, 2018	$190	$(15,819)	$(995)	$(16,624)

Balance at July 29, 2017	$1,472	$(29,357)	$(166)	$(28,051)
Other comprehensive (loss) income before reclassifications	(633)	—	258	(375)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	615	(118)	497
Tax (benefit) provision	—	(236)	43	(193)
Net reclassifications	—	379	(75)	304
Other comprehensive (loss) income	(633)	379	183	(71)
Balance at October 28, 2017	$839	$(28,978)	$17	$(28,122)

Balance February 3, 2018	$1,235	$(17,172)	$767	$(15,170)
Other comprehensive loss before reclassifications	(1,045)	—	(1,648)	(2,693)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,823	(147)	1,676
Tax (benefit) provision	—	(470)	33	(437)
Net reclassifications	—	1,353	(114)	1,239
Other comprehensive (loss) income	(1,045)	1,353	(1,762)	(1,454)
Balance November 3, 2018	$190	$(15,819)	$(995)	$(16,624)

Balance January 28, 2017	$192	$(30,084)	$(542)	$(30,434)
Other comprehensive income before reclassifications	647	—	716	1,363
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,794	(235)	1,559
Tax (benefit) provision	—	(688)	78	(610)
Net reclassifications	—	1,106	(157)	949
Other comprehensive income	647	1,106	559	2,312
Balance October 28, 2017	$839	$(28,978)	$17	$(28,122)

(1)	Amounts reclassified are included in other income, net. See Note 12 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)
Amounts reclassified are included in net sales, costs of goods sold, selling and administrative expenses and interest expense, net. See Notes 13 and 14 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 11	Share-Based Compensation

The Company recognized share-based compensation expense of $3.6 million and $2.6 million during the thirteen weeks and $11.6 million and $8.4 million during the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.

The Company issued 17,225 and 9,832 shares of common stock during the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement. During the thirty-nine weeks ended November 3, 2018 and October 28, 2017, the Company issued 290,756 and 251,718 shares of common stock, respectively, related to these share-based plans.

Restricted Stock
The following table summarizes restricted stock activity for the periods ended November 3, 2018 and October 28, 2017:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 3, 2018			October 28, 2017
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

August 4, 2018	1,205,898	$29.04	July 29, 2017	1,194,326	$28.03
Granted	45,000	33.52	Granted	25,000	27.13
Forfeited	(27,650)	29.24	Forfeited	(19,050)	31.86
Vested	—	—	Vested	(800)	22.90
November 3, 2018	1,223,248	$29.20	October 28, 2017	1,199,476	$27.95

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	November 3, 2018			October 28, 2017
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

February 3, 2018	1,174,801	$27.92	January 28, 2017	1,128,049	$25.85
Granted	378,833	32.24	Granted	381,312	26.92
Forfeited	(44,950)	28.69	Forfeited	(49,050)	29.35
Vested	(285,436)	28.06	Vested	(260,835)	17.09
November 3, 2018	1,223,248	$29.20	October 28, 2017	1,199,476	$27.95

All of the restricted shares granted during the thirteen weeks ended November 3, 2018, have a graded-vesting term of three years. Of the 378,833 restricted shares granted during the thirty-nine weeks ended November 3, 2018, 3,642 shares have a cliff-vesting term of one year, 9,500 shares have a cliff-vesting term of four years, and 365,691 shares have a graded-vesting term of three years. All of the restricted shares granted during the thirteen weeks ended October 28, 2017 have a cliff-vesting term of four years. Of the 381,312 restricted shares granted during the thirty-nine weeks ended October 28, 2017, 4,492 shares have a cliff-vesting term of one year, 12,000 shares have a graded-vesting term of four years and 364,820 shares have a cliff-vesting term of four years. Share-based compensation expense for cliff-vesting grants is recognized on a straight-line basis over the vesting period and expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Share Awards
During the thirteen weeks ended November 3, 2018 and October 28, 2017, the Company granted no performance share awards. During the thirty-nine weeks ended November 3, 2018 and October 28, 2017, the Company granted performance share awards for a targeted 155,000 and 169,500 shares, respectively, with a weighted-average grant date fair value of $31.84 and $26.90, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period. During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value.

Stock Options
The following table summarizes stock option activity for the periods ended November 3, 2018 and October 28, 2017:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 3, 2018			October 28, 2017
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

August 4, 2018	44,667	$8.32	July 29, 2017	92,042	$6.42
Granted	—	—	Granted	—	—
Exercised	—	—	Exercised	(6,000)	6.41
Forfeited	—	—	Forfeited	—	—
Expired	—	—	Expired	(1,000)	8.33
November 3, 2018	44,667	$8.32	October 28, 2017	85,042	$6.39

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	November 3, 2018			October 28, 2017
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

February 3, 2018	81,042	$6.28	January 28, 2017	150,540	$9.36
Granted	—	—	Granted	—	—
Exercised	(32,375)	3.52	Exercised	(17,250)	5.97
Forfeited	—	—	Forfeited	—	—
Expired	(4,000)	5.80	Expired	(48,248)	15.79
November 3, 2018	44,667	$8.32	October 28, 2017	85,042	$6.39

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director. The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock. The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs. Expense is recognized at fair value when the dividend equivalents are granted. The Company granted 780 and 838 RSUs for dividend equivalents, during the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively, with weighted-average grant date fair values of $35.66 and $30.68, respectively. The Company granted 38,728 and 47,550 RSUs to non-employee directors, including 2,308 and 2,630 RSUs for dividend equivalents, during the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively, with weighted-average grant date fair values of $34.33 and $27.86, respectively.

Note 12	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Service cost	$2,240	$2,426	$—	$—
Interest cost	3,546	3,736	15	17
Expected return on assets	(7,253)	(6,896)	—	—
Amortization of:
Actuarial loss (gain)	1,030	1,090	(31)	(36)
Prior service income	(392)	(439)	—	—
Curtailment cost	—	36	—	—
Total net periodic benefit income	$(829)	$(47)	$(16)	$(19)

	Pension Benefits		Other Postretirement Benefits
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Service cost	$6,717	$7,276	$—	$—
Interest cost	10,636	11,210	44	51
Expected return on assets	(21,757)	(20,689)	—	—
Amortization of:
Actuarial loss (gain)	3,092	3,238	(93)	(109)
Prior service income	(1,176)	(1,335)	—	—
Curtailment cost	—	36	—	—
Total net periodic benefit income	$(2,488)	$(264)	$(49)	$(58)

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through November 2019. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

As of November 3, 2018, October 28, 2017 and February 3, 2018, the Company had forward contracts maturing at various dates through November 2019, November 2018 and February 2019, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	November 3, 2018	October 28, 2017	February 3, 2018
Financial Instruments
Euro	$13,480	$18,815	$21,223
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	13,877	18,242	16,874
Chinese yuan	6,570	12,613	12,058
New Taiwanese dollars	530	580	596
Other currencies	388	—	415
Total financial instruments	$34,845	$50,250	$51,166

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of November 3, 2018, October 28, 2017 and February 3, 2018 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
November 3, 2018	Prepaid expenses and other current assets	$203	Other accrued expenses	$1,414
October 28, 2017	Prepaid expenses and other current assets	760	Other accrued expenses	564
February 3, 2018	Prepaid expenses and other current assets	1,540	Other accrued expenses	542

For the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 3, 2018		October 28, 2017
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	Loss Recognized in OCL on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings	(Loss) Gain Recognized in OCL on Derivatives	Gain Reclassified from Accumulated OCL into Earnings

Net sales	$(78)	$—	$(4)	$6
Cost of goods sold	(286)	26	(42)	3
Selling and administrative expenses	(152)	(146)	364	109
Interest expense, net	—	—	6	—

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 3, 2018		October 28, 2017
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	Loss Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings	(Loss) Gain Recognized in OCL on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings

Net sales	$(120)	$(4)	$(44)	$30
Cost of goods sold	(970)	(37)	695	164
Selling and administrative expenses	(955)	188	480	42
Interest expense, net	—	—	(4)	(1)

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

Restricted Stock Units for Non-Employee Directors
Under the Company’s incentive compensation plans, cash-equivalent restricted stock units (“RSUs”) of the Company were previously granted at no cost to non-employee directors. These cash-equivalent RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units, and are settled in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. The fair value of each cash-equivalent RSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  During the fourth quarter of 2017, the Company converted 210,302 of RSUs payable in cash with a value of $6.3 million to RSUs payable in common stock. Additional information related to RSUs for non-employee directors is disclosed in Note 11 to the condensed consolidated financial statements.

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

Mandatory Purchase Obligation
The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July of 2018. The fair value of the mandatory purchase obligation is based on the earnings formula specified in the Purchase Agreement (Level 3). Accretion of the mandatory purchase obligation and any fair value adjustments are recorded as interest expense. During the thirteen and thirty-nine weeks ended November 3, 2018, an immaterial amount of accretion was recorded. The earnings projections and discount rate utilized in the estimate of the fair value of the mandatory purchase obligation require management judgment and are the assumptions to which the fair value calculation is the most sensitive. Refer to further discussion of the mandatory purchase obligation in Note 3 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 3, 2018, October 28, 2017 and February 3, 2018. The Company did not have any transfers between Level 1, Level 2 or Level 3 during the thirty-nine weeks ended November 3, 2018 or October 28, 2017.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
November 3, 2018:
Cash equivalents – money market funds	$56,668	$56,668	$—	$—
Non-qualified deferred compensation plan assets	7,223	7,223	—	—
Non-qualified deferred compensation plan liabilities	(7,223)	(7,223)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,772)	(2,772)	—	—
Restricted stock units for non-employee directors	(5,395)	(5,395)	—	—
Derivative financial instruments, net	(1,211)	—	(1,211)	—
Mandatory purchase obligation - Blowfish Malibu	(9,138)	—	—	(9,138)
October 28, 2017:
Cash equivalents – money market funds	$14,967	$14,967	$—	$—
Non-qualified deferred compensation plan assets	6,000	6,000	—	—
Non-qualified deferred compensation plan liabilities	(6,000)	(6,000)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,350)	(2,350)	—	—
Restricted stock units for non-employee directors	(10,118)	(10,118)	—	—
Derivative financial instruments, net	196	—	196	—
February 3, 2018:
Cash equivalents – money market funds	$53,106	$53,106	$—	$—
Non-qualified deferred compensation plan assets	6,445	6,445	—	—
Non-qualified deferred compensation plan liabilities	(6,445)	(6,445)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,289)	(2,289)	—	—
Restricted stock units for non-employee directors	(4,343)	(4,343)	—	—
Derivative financial instruments, net	998	—	998	—

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $102.8 million and $115.8 million at November 3, 2018 and October 28, 2017, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, primarily for leasehold improvements and furniture and fixtures in the Company's retail stores, which were included in selling and administrative expenses for the respective periods.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Impairment Charges
Famous Footwear	$150	$150	$450	$450
Brand Portfolio	957	726	1,590	2,545
Total impairment charges	$1,107	$876	$2,040	$2,995

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	November 3, 2018		October 28, 2017		February 3, 2018
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Value	Value	Value	Value	Value	Value
Borrowings under revolving credit agreement	$350,000	$350,000	$20,000	$20,000	$—	$—
Long-term debt	197,817	203,500	197,348	209,000	197,472	210,000
Total debt	$547,817	$553,500	$217,348	$229,000	$197,472	$210,000

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 15	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The provisional income tax benefit recorded in fiscal 2017 of $0.3 million was comprised of a $24.6 million deferred tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, partially offset by a one-time tax expense on deemed repatriation of $22.9 million and $1.4 million deferred tax expense in connection with Internal Revenue Code section 162(m) and other provisions in the Act. These provisional amounts continue to represent the Company's best estimate based on current information and guidance as of November 3, 2018. As permitted by SEC Staff Accounting Bulletin 118 (“SAB 118”), the Company will continue to analyze all provisional amounts associated with the Act as a result of pending issuance of Notices and Regulations related to the Act. Any subsequent adjustment to these amounts will be recorded to the Company's income tax provision during the fourth quarter of 2018 when the analysis is complete.

The Act also includes the Global Intangibles Low-Taxed Income ("GILTI") provision, a new minimum tax on global intangible low-taxed income, the Base Erosion Anti-Avoidance ("BEAT") provision, a new tax for certain payments to foreign related parties, and the Foreign-Derived Intangible Income ("FDII") provision, a tax incentive to earn income from the sale, lease or license of goods and services abroad. The Company is permitted to make an accounting policy election to account for GILTI as either a period charge in the future period the tax arises or as part of deferred taxes related to the investment or subsidiary. As a result of the complexity of the GILTI provisions, the Company is still evaluating the provisions on future periods and has not yet elected an accounting policy related to its treatment of these future tax liabilities. For the thirteen and thirty-nine weeks ended November 3, 2018, the Company has recorded provisional amounts for GILTI as a period charge in the income tax provision. The Company is also still evaluating the BEAT and FDII provisions of the Act.

The Company’s consolidated effective tax rates were 24.5% and 29.6% for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively. During the thirteen weeks ended October 28, 2017, the Company recognized discrete tax benefits of $0.9 million, reflecting greater deductibility of certain 2016 expenses than originally estimated. If these discrete tax benefits had not been recognized during the thirteen weeks ended October 28, 2017, the Company's effective tax rate would have been 31.5%.

For the thirty-nine weeks ended November 3, 2018 and October 28, 2017, the Company's consolidated effective tax rates were 24.5% and 30.6%, respectively. During the thirty-nine weeks ended November 3, 2018, the Company recognized discrete tax benefits of $0.7 million, reflecting greater deductibility of certain 2017 expenses than originally estimated and share-based compensation. During the thirty-nine weeks ended October 28, 2017, the Company recognized $2.0 million of discrete tax benefits, primarily related to share-based compensation. If these discrete tax benefits had not been recognized during the thirty-nine weeks ended November 3, 2018 and October 28, 2017, the Company's effective tax rates would have been 25.4% and 32.7%, respectively. The Company's tax rate is lower for the thirteen and thirty-nine weeks ended November 3, 2018, reflecting a reduction in the U.S. corporate tax rate following enactment of the Act.

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

The cumulative expenditures for both on-site and off-site remediation through November 3, 2018 were $30.4 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at November 3, 2018 is $9.5 million, of which $8.8 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses. Of the total $9.5 million reserve, $4.9 million is for off-site remediation and $4.6 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $14.0 million as of November 3, 2018. The Company expects to spend approximately $0.3 million in the next fiscal year, $0.1 million in each of the following four years and $13.3 million in the aggregate thereafter related to the on-site remediation.

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

The Company issued senior notes, which are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under the Company's revolving credit facility ("Credit Agreement"). The following tables present the condensed consolidating financial information for each of Caleres, Inc. (“Parent”), the Guarantors, and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. Guarantors are 100% owned by the Parent. On October 31, 2018, Vionic was joined to the Credit Agreement as a guarantor. After giving effect to the joinder, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors under the Credit Agreement.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
NOVEMBER 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$4,012	$11,817	$74,662	$—	$90,491
Receivables, net	145,363	30,040	16,843	—	192,246
Inventories, net	154,706	513,448	30,111	—	698,265
Prepaid expenses and other current assets	34,621	33,869	6,020	(11,344)	63,166
Intercompany receivable – current	291	137	8,038	(8,466)	—
Total current assets	338,993	589,311	135,674	(19,810)	1,044,168
Other assets	78,640	12,330	1,309	—	92,279
Goodwill and intangible assets, net	109,441	335,419	208,992	—	653,852
Property and equipment, net	43,761	163,019	11,323	—	218,103
Investment in subsidiaries	1,576,825	—	(24,821)	(1,552,004)	—
Intercompany receivable – noncurrent	583,048	560,563	745,589	(1,889,200)	—
Total assets	$2,730,708	$1,660,642	$1,078,066	$(3,461,014)	$2,008,402

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$350,000	$—	$—	$—	$350,000
Trade accounts payable	141,012	151,127	25,360	—	317,499
Other accrued expenses	85,253	111,490	24,080	(11,344)	209,479
Intercompany payable – current	3,363	—	5,103	(8,466)	—
Total current liabilities	579,628	262,617	54,543	(19,810)	876,978
Other liabilities
Long-term debt	197,817	—	—	—	197,817
Other liabilities	119,291	42,185	5,046	—	166,522
Intercompany payable – noncurrent	1,068,219	95,440	725,541	(1,889,200)	—
Total other liabilities	1,385,327	137,625	730,587	(1,889,200)	364,339
Equity
Caleres, Inc. shareholders’ equity	765,753	1,260,400	291,604	(1,552,004)	765,753
Noncontrolling interests	—	—	1,332	—	1,332
Total equity	765,753	1,260,400	292,936	(1,552,004)	767,085
Total liabilities and equity	$2,730,708	$1,660,642	$1,078,066	$(3,461,014)	$2,008,402

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED NOVEMBER 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$240,295	$540,379	$62,672	$(67,517)	$775,829
Cost of goods sold	163,609	325,966	32,262	(56,618)	465,219
Gross profit	76,686	214,413	30,410	(10,899)	310,610
Selling and administrative expenses	64,766	195,318	16,337	(10,899)	265,522
Restructuring and other special charges, net	4,831	509	—	—	5,340
Operating earnings	7,089	18,586	14,073	—	39,748
Interest (expense) income	(4,484)	—	274	—	(4,210)
Other income (expense)	3,101	—	(16)	—	3,085
Intercompany interest income (expense)	2,976	(2,951)	(25)	—	—
Earnings before income taxes	8,682	15,635	14,306	—	38,623
Income tax provision	(3,012)	(4,122)	(2,334)	—	(9,468)
Equity in earnings (loss) of subsidiaries, net of tax	23,483	—	(662)	(22,821)	—
Net earnings	29,153	11,513	11,310	(22,821)	29,155
Less: Net earnings attributable to noncontrolling interests	—	—	2	—	2
Net earnings attributable to Caleres, Inc.	$29,153	$11,513	$11,308	$(22,821)	$29,153

Comprehensive income	$29,309	$11,451	$11,362	$(22,822)	$29,300
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(9)	—	(9)
Comprehensive income attributable to Caleres, Inc.	$29,309	$11,451	$11,371	$(22,822)	$29,309

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$651,807	$1,487,877	$164,829	$(189,930)	$2,114,583
Cost of goods sold	448,832	862,345	83,538	(158,765)	1,235,950
Gross profit	202,975	625,532	81,291	(31,165)	878,633
Selling and administrative expenses	204,696	558,714	42,310	(31,165)	774,555
Restructuring and other special charges, net	5,679	3,561	—	—	9,240
Operating (loss) earnings	(7,400)	63,257	38,981	—	94,838
Interest (expense) income	(12,108)	(25)	638	—	(11,495)
Other income (expense)	9,305	—	(51)	—	9,254
Intercompany interest income (expense)	8,617	(8,650)	33	—	—
(Loss) earnings before income taxes	(1,586)	54,582	39,601	—	92,597
Income tax provision	(2,065)	(14,257)	(6,329)	—	(22,651)
Equity in earnings (loss) of subsidiaries, net of tax	73,662	—	(1,256)	(72,406)	—
Net earnings	70,011	40,325	32,016	(72,406)	69,946
Less: Net loss attributable to noncontrolling interests	—	—	(65)	—	(65)
Net earnings attributable to Caleres, Inc.	$70,011	$40,325	$32,081	$(72,406)	$70,011

Comprehensive income	$68,633	$40,235	$31,824	$(72,200)	$68,492
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(141)	—	(141)
Comprehensive income attributable to Caleres, Inc.	$68,633	$40,235	$31,965	$(72,200)	$68,633

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$2,739	$76,601	$15,070	$—	$94,410

Investing activities
Purchases of property and equipment	(14,094)	(19,571)	(1,579)	—	(35,244)
Capitalized software	(3,077)	(428)	—	—	(3,505)
Acquisition of Blowfish Malibu, net of cash received	(17,284)	—	—	—	(17,284)
Acquisition of Vionic, net of cash received	(344,942)	—	—	—	(344,942)
Intercompany investing	2	(2)	—	—	—
Net cash used for investing activities	(379,395)	(20,001)	(1,579)	—	(400,975)

Financing activities
Borrowings under revolving credit agreement	360,000	—	—	—	360,000
Repayments under revolving credit agreement	(10,000)	—	—	—	(10,000)
Repayments of capital lease obligation	—	(114)	—	—	(114)
Dividends paid	(9,059)	—	—	—	(9,059)
Acquisition of treasury stock	(3,288)	—	—	—	(3,288)
Issuance of common stock under share-based plans, net	(4,318)	—	—	—	(4,318)
Intercompany financing	21,244	(44,669)	23,425	—	—
Net cash provided by (used for) financing activities	354,579	(44,783)	23,425	—	333,221
Effect of exchange rate changes on cash and cash equivalents	—	—	(212)	—	(212)
(Decrease) increase in cash and cash equivalents	(22,077)	11,817	36,704	—	26,444
Cash and cash equivalents at beginning of period	26,089	—	37,958	—	64,047
Cash and cash equivalents at end of period	$4,012	$11,817	$74,662	$—	$90,491

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$8,155	$7,947	$15,277	$—	$31,379
Receivables, net	116,974	3,987	11,981	—	132,942
Inventories, net	127,142	441,683	29,540	—	598,365
Prepaid expenses and other current assets	20,642	17,872	7,263	(4,795)	40,982
Intercompany receivable – current	1,597	123	20,677	(22,397)	—
Total current assets	274,510	471,612	84,738	(27,192)	803,668
Other assets	50,565	16,877	874	—	68,316
Goodwill and intangible assets, net	111,665	40,937	187,580	—	340,182
Property and equipment, net	32,684	169,604	12,694	—	214,982
Investment in subsidiaries	1,288,128	—	(23,180)	(1,264,948)	—
Intercompany receivable – noncurrent	744,127	527,670	677,419	(1,949,216)	—
Total assets	$2,501,679	$1,226,700	$940,125	$(3,241,356)	$1,427,148

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$20,000	$—	$—	$—	$20,000
Trade accounts payable	65,604	139,219	19,009	—	223,832
Other accrued expenses	64,525	95,817	17,940	(4,795)	173,487
Intercompany payable – current	12,833	—	9,564	(22,397)	—
Total current liabilities	162,962	235,036	46,513	(27,192)	417,319
Other liabilities
Long-term debt	197,348	—	—	—	197,348
Other liabilities	93,029	39,150	5,215	—	137,394
Intercompany payable – noncurrent	1,374,695	121,683	452,838	(1,949,216)	—
Total other liabilities	1,665,072	160,833	458,053	(1,949,216)	334,742
Equity
Caleres, Inc. shareholders’ equity	673,645	830,831	434,117	(1,264,948)	673,645
Noncontrolling interests	—	—	1,442	—	1,442
Total equity	673,645	830,831	435,559	(1,264,948)	675,087
Total liabilities and equity	$2,501,679	$1,226,700	$940,125	$(3,241,356)	$1,427,148

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED OCTOBER 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$226,019	$541,007	$47,765	$(40,135)	$774,656
Cost of goods sold	152,714	313,646	23,351	(31,940)	457,771
Gross profit	73,305	227,361	24,414	(8,195)	316,885
Selling and administrative expenses	61,827	197,481	15,394	(8,195)	266,507
Operating earnings	11,478	29,880	9,020	—	50,378
Interest (expense) income	(4,093)	(1)	48	—	(4,046)
Other income (expense)	2,492	—	—	—	2,492
Intercompany interest income (expense)	1,981	(2,003)	22	—	—
Earnings before income taxes	11,858	27,876	9,090	—	48,824
Income tax provision	(3,963)	(9,479)	(1,009)	—	(14,451)
Equity in earnings (loss) of subsidiaries, net of tax	26,492	—	(457)	(26,035)	—
Net earnings	34,387	18,397	7,624	(26,035)	34,373
Less: Net loss attributable to noncontrolling interests	—	—	(14)	—	(14)
Net earnings attributable to Caleres, Inc.	$34,387	$18,397	$7,638	$(26,035)	$34,387

Comprehensive income	$34,305	$18,397	$7,457	$(25,857)	$34,302
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income attributable to Caleres, Inc.	$34,305	$18,397	$7,460	$(25,857)	$34,305

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$614,764	$1,451,191	$148,985	$(131,821)	$2,083,119
Cost of goods sold	423,224	815,980	74,424	(105,763)	1,207,865
Gross profit	191,540	635,211	74,561	(26,058)	875,254
Selling and administrative expenses	179,720	570,272	45,254	(26,058)	769,188
Restructuring and other special charges, net	3,769	37	167	—	3,973
Operating earnings	8,051	64,902	29,140	—	102,093
Interest (expense) income	(13,589)	(13)	372	—	(13,230)
Other income (expense)	7,598	—	—	—	7,598
Intercompany interest income (expense)	6,085	(6,516)	431	—	—
Earnings before income taxes	8,145	58,373	29,943	—	96,461
Income tax provision	(2,124)	(21,407)	(5,999)	—	(29,530)
Equity in earnings (loss) of subsidiaries, net of tax	60,863	—	(1,234)	(59,629)	—
Net earnings	66,884	36,966	22,710	(59,629)	66,931
Less: Net earnings attributable to noncontrolling interests	—	—	47	—	47
Net earnings attributable to Caleres, Inc.	$66,884	$36,966	$22,663	$(59,629)	$66,884

Comprehensive income	$69,170	$36,966	$23,212	$(60,105)	$69,243
Less: Comprehensive income attributable to noncontrolling interests	—	—	73	—	73
Comprehensive income attributable to Caleres, Inc.	$69,170	$36,966	$23,139	$(60,105)	$69,170

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2017
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(13,179)	$97,443	$37,997	$—	$122,261

Investing activities
Purchases of property and equipment	(5,340)	(25,377)	(3,647)	—	(34,364)
Capitalized software	(4,079)	(452)	—	—	(4,531)
Intercompany investing	(20,058)	197,763	(177,705)	—	—
Net cash (used for) provided by investing activities	(29,477)	171,934	(181,352)	—	(38,895)

Financing activities
Borrowings under revolving credit agreement	450,000	—	—	—	450,000
Repayments under revolving credit agreement	(540,000)	—	—	—	(540,000)
Dividends paid	(9,033)	—	—	—	(9,033)
Acquisition of treasury stock	(5,993)	—	—	—	(5,993)
Issuance of common stock under share-based plans, net	(2,477)	—	—	—	(2,477)
Intercompany financing	134,315	(270,459)	136,144	—	—
Net cash provided by (used for) financing activities	26,812	(270,459)	136,144	—	(107,503)
Effect of exchange rate changes on cash and cash equivalents	—	—	184	—	184
Decrease in cash and cash equivalents	(15,844)	(1,082)	(7,027)	—	(23,953)
Cash and cash equivalents at beginning of period	23,999	9,029	22,304	—	55,332
Cash and cash equivalents at end of period	$8,155	$7,947	$15,277	$—	$31,379

CONDENSED CONSOLIDATING BALANCE SHEET
FEBRUARY 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$26,089	$—	$37,958	$—	$64,047
Receivables, net	124,957	3,663	23,993	—	152,613
Inventories, net	146,068	394,438	28,873	—	569,379
Prepaid expenses and other current assets	26,284	30,456	8,394	(4,384)	60,750
Intercompany receivable – current	521	74	9,250	(9,845)	—
Total current assets	323,919	428,631	108,468	(14,229)	846,789
Other assets	76,317	13,610	732	—	90,659
Goodwill and intangible assets, net	111,108	40,937	187,123	—	339,168
Property and equipment, net	35,474	165,227	12,098	—	212,799
Investment in subsidiaries	1,329,428	—	(23,565)	(1,305,863)	—
Intercompany receivable – noncurrent	774,588	520,362	704,810	(1,999,760)	—
Total assets	$2,650,834	$1,168,767	$989,666	$(3,319,852)	$1,489,415

Liabilities and Equity
Current liabilities
Trade accounts payable	$136,797	$102,420	$33,745	$—	$272,962
Other accrued expenses	65,817	74,006	21,758	(4,384)	157,197
Intercompany payable – current	5,524	—	4,321	(9,845)	—
Total current liabilities	208,138	176,426	59,824	(14,229)	430,159
Other liabilities
Long-term debt	197,472	—	—	—	197,472
Other liabilities	101,784	35,574	5,464	—	142,822
Intercompany payable – noncurrent	1,425,951	98,610	475,199	(1,999,760)	—
Total other liabilities	1,725,207	134,184	480,663	(1,999,760)	340,294
Equity
Caleres, Inc. shareholders’ equity	717,489	858,157	447,706	(1,305,863)	717,489
Noncontrolling interests	—	—	1,473	—	1,473
Total equity	717,489	858,157	449,179	(1,305,863)	718,962
Total liabilities and equity	$2,650,834	$1,168,767	$989,666	$(3,319,852)	$1,489,415

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Financial Highlights
The following is a summary of the financial highlights for the third quarter of 2018:

•
Consolidated net sales increased $1.1 million in the third quarter of 2018. Our Brand Portfolio segment drove this increase, reporting a $25.6 million, or 8.5%, increase in net sales, driven in part by our recent acquisitions. Our Famous Footwear segment experienced a $24.3 million, or 5.1%, decline in sales, driven by the retail calendar shift from having a 53-week fiscal year in 2017. The shift resulted in one less week of our high-volume back-to-school selling season in the third quarter of 2018 compared to the third quarter of 2017. However, same-store sales improved 2.8%.

•
Consolidated gross profit decreased $6.3 million, or 2.0%, to $310.6 million for the third quarter of 2018, compared to $316.9 million for the third quarter of 2017, driven by a more promotional sales environment, strong growth in the mix of e-commerce sales and incremental cost of goods sold of $1.8 million related to the amortization of the inventory adjustment required for purchase accounting for our recent acquisitions.

•	Consolidated operating earnings decreased $10.7 million, or 21.1%, to $39.7 million in the third quarter of 2018, compared to $50.4 million in the third quarter of 2017.

•
Consolidated net earnings attributable to Caleres, Inc. were $29.2 million, or $0.67 per diluted share, in the third quarter of 2018, compared to $34.4 million, or $0.80 per diluted share, in the third quarter of 2017.

The following items should be considered in evaluating the comparability of our third quarter results in 2018 and 2017:

•
Acquisition of Vionic – In October 2018, we acquired Vionic, a growing brand with strong consumer loyalty and a complementary fit to the other brands within our Brand Portfolio segment. In connection with the Vionic acquisition, we incurred acquisition-related costs of $4.1 million ($3.5 million on an after-tax basis, or $0.08 per diluted share) during the third quarter of 2018, which are presented as restructuring and other special charges, net. We also incurred incremental cost of goods sold of $0.9 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) during the third quarter of 2018 related to the amortization of the inventory adjustment required for purchase accounting. Refer to Notes 3 and 6 to the condensed consolidated financial statements for additional information related to these costs.

•
Acquisition of Blowfish Malibu – During the second quarter of 2018, we acquired a controlling interest in Blowfish Malibu, which gives us additional access to the growing sneaker and casual lifestyle segment of the market. In connection with the Blowfish Malibu acquisition, we incurred integration-related costs of $0.1 million ($0.1 million on an after-tax basis) during the third quarter of 2018. We also incurred incremental cost of goods sold of $0.9 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) related to the amortization of the inventory adjustment required for purchase accounting of Blowfish Malibu during the third quarter of 2018. Refer to Notes 3 and 6 to the condensed consolidated financial statements for additional information related to these costs.

•
Acquisition, integration and reorganization of men's brands – We incurred costs of $1.2 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) during the third quarter of 2018 related to the integration and reorganization of our men's brands, which are presented as restructuring and other special charges, net. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these costs.

•
We adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, during the first quarter of 2018 on a retrospective basis and reclassified $2.5 million of non-service cost components of net periodic benefit income for the third quarter of 2017 to other income, net in the condensed consolidated statements of earnings. For the third quarter of 2018, $3.1 million of non-service cost components is reflected in other income, net. Refer to Note 2 and Note 12 to the condensed consolidated financial statements for additional information on the adoption of this ASU.

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

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions)
Net sales	$775.8	100.0%	$774.7	100.0%	$2,114.6	100.0%	$2,083.1	100.0%
Cost of goods sold	465.2	60.0%	457.8	59.1%	1,236.0	58.4%	1,207.8	58.0%
Gross profit	310.6	40.0%	316.9	40.9%	878.6	41.6%	875.3	42.0%
Selling and administrative expenses	265.6	34.2%	266.5	34.4%	774.6	36.7%	769.2	36.9%
Restructuring and other special charges, net	5.3	0.7%	—	—%	9.2	0.4%	4.0	0.2%
Operating earnings	39.7	5.1%	50.4	6.5%	94.8	4.5%	102.1	4.9%
Interest expense, net	(4.2)	(0.5)%	(4.1)	(0.5)%	(11.5)	(0.5)%	(13.2)	(0.7)%
Other income, net	3.1	0.4%	2.5	0.3%	9.3	0.4%	7.6	0.4%
Earnings before income taxes	38.6	5.0%	48.8	6.3%	92.6	4.4%	96.5	4.6%
Income tax provision	(9.4)	(1.2)%	(14.4)	(1.9)%	(22.7)	(1.1)%	(29.6)	(1.4)%
Net earnings	29.2	3.8%	34.4	4.4%	69.9	3.3%	66.9	3.2%
Net earnings (loss) attributable to noncontrolling interests	0.0	0.0%	(0.0)	(0.0)%	(0.1)	(0.0)%	0.0	0.0%
Net earnings attributable to Caleres, Inc.	$29.2	3.8%	$34.4	4.4%	$70.0	3.3%	$66.9	3.2%

Net Sales
Net sales increased $1.1 million, or 0.2%, to $775.8 million for the third quarter of 2018, compared to $774.7 million for the third quarter of 2017. Our Brand Portfolio segment reported a $25.6 million, or 8.5%, increase in net sales, reflecting higher net sales of our Sam Edelman, Bzees and Dr. Scholl's brands, partially offset by lower sales from Allen Edmonds. Sales in our Brand Portfolio segment also benefited from the recent acquisitions of Blowfish Malibu in July 2018 and Vionic in October 2018, which contributed $6.4 million and $5.8 million in net sales, respectively, for the third quarter of 2018. Our Famous Footwear segment reported a $24.3 million, or 5.1%, decrease in net sales, due in part to the calendar shift as a result of having a 53-week fiscal year in 2017. The shift resulted in one less week of our high-volume back-to-school selling season in the third quarter of 2018 compared to the third quarter of 2017. In addition, our lower retail store base reduced sales by $7.3 million across our retail channels.

Net sales increased $31.5 million, or 1.5%, to $2,114.6 million for the nine months ended November 3, 2018 compared to $2,083.1 million for the nine months ended October 28, 2017. Our Brand Portfolio segment reported a $34.3 million, or 4.1%, increase in net sales, reflecting growth from our Sam Edelman, LifeStride and Franco Sarto brands, partially offset by lower sales from our Allen Edmonds, Vince and Carlos brands. Our newly acquired businesses, Blowfish Malibu and Vionic, also contributed $8.9 million and $5.8 million, respectively, to the net sales growth in the nine months ended November 3, 2018 of our Brand Portfolio segment. Our Famous Footwear segment reported a $2.9 million, or 0.2%, decrease in net sales.

Same-store sales changes are calculated by comparing the sales in stores that have been open at least 13 months to the comparable retail calendar weeks in the prior year. Relocated stores are treated as new stores, and closed stores are excluded from the calculation. Sales change from new and closed stores, net reflects the change in net sales due to stores that have been opened or closed during the period and are therefore excluded from the same-store sales calculation. E-commerce sales on websites that function as an extension of a retail chain are included in the same-store sales calculation.

Gross Profit
Gross profit decreased $6.3 million, or 2.0%, to $310.6 million for the third quarter of 2018, compared to $316.9 million for the third quarter of 2017, driven by a more competitive and promotional environment. As a percentage of net sales, gross profit decreased to 40.0% for the third quarter of 2018, compared to 40.9% for the third quarter of 2017, reflecting the competitive selling environment and a higher mix of e-commerce sales. Our e-commerce sales generally result in lower margins than traditional retail sales as a result of the incremental shipping and handling required. Cost of goods sold for the third quarter of 2018 also includes $1.8 million related to the amortization of the inventory adjustment required by purchase accounting for our recent acquisitions. Retail and wholesale net sales were 67% and 33%, respectively, in the third quarter of 2018 compared to 71% and 29% in the third quarter of 2017.

Gross profit increased $3.3 million, or 0.4%, to $878.6 million for the nine months ended November 3, 2018, compared to $875.3 million for the nine months ended October 28, 2017, reflecting higher sales volume, partially offset by a lower gross profit rate, reflecting strong growth in the mix of e-commerce sales. As a percentage of net sales, gross profit decreased slightly to 41.6% for the nine months ended November 3, 2018, compared to 42.0% for the nine months ended October 28, 2017. Retail and wholesale net sales were 69% and 31%, respectively, in the nine months ended November 3, 2018 compared to 70% and 30% in the nine months ended October 28, 2017.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses decreased $0.9 million, or 0.4%, to $265.6 million for the third quarter of 2018, compared to $266.5 million for the third quarter of 2017, due in part to lower rent and facilities expenses attributable to our smaller store base, partially offset by approximately $2 million of initial start-up and duplicate expenses associated with our ongoing transition to a new leased Brand Portfolio distribution center in California. As a percentage of net sales, selling and administrative expenses decreased to 34.2% for the third quarter of 2018, from 34.4% for the third quarter of 2017.

Selling and administrative expenses increased $5.4 million, or 0.7%, to $774.6 million for the nine months ended November 3, 2018, compared to $769.2 million for the nine months ended October 28, 2017, reflecting the start-up and duplicate expenses associated with the transition to a new leased Brand Portfolio distribution center. As a percentage of net sales, selling and administrative expenses decreased to 36.7% for the nine months ended November 3, 2018, from 36.9% for the nine months ended October 28, 2017.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $5.3 million ($4.4 million on an after-tax basis, or $0.10 per diluted share) for the third quarter of 2018 and $9.2 million ($7.3 million on an after-tax basis, or $0.17 per diluted share) for the nine months ended November 3, 2018 related primarily to the transition of Allen Edmonds' consumer-facing activities to St. Louis and acquisition and integration-related costs for Vionic and Blowfish Malibu. No restructuring charges were incurred in the third quarter of 2017. Restructuring and other special charges of $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share) were incurred in the nine months ended October 28, 2017 for the integration and reorganization of our men's brands. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $10.7 million, or 21.1%, to $39.7 million for the third quarter of 2018, compared to $50.4 million for the third quarter of 2017, primarily as a result of the calendar shift resulting in one less week of our high-volume back-to-school selling season in the third quarter of 2018 compared to the third quarter of 2017 and higher freight and distribution center expenses due to strong growth in e-commerce sales. As a percentage of net sales, operating earnings decreased to 5.1% for the third quarter of 2018, compared to 6.5% for the third quarter of 2017.

Operating earnings decreased $7.3 million, or 7.1%, to $94.8 million for the nine months ended November 3, 2018, compared to $102.1 million for the nine months ended October 28, 2017, driven by duplicate expenses associated with our transition to a new leased distribution center. As a percentage of net sales, operating earnings decreased to 4.5% for the nine months ended November 3, 2018, compared to 4.9% for the nine months ended October 28, 2017.

Interest Expense, Net
Interest expense, net increased $0.1 million, or 1.5%, to $4.2 million for the third quarter of 2018, compared to $4.1 million for the third quarter of 2017, primarily due to borrowings under our revolving credit agreement to fund the acquisition of Vionic in October 2018. In the third quarter of 2017, interest expense was incurred on the remaining borrowings under our revolving credit agreement to fund the acquisition of Allen Edmonds in December 2016. Obligations for the acquisition of Allen Edmonds under the revolving credit agreement were fully paid off during the fourth quarter of 2017.

Interest expense, net decreased $1.7 million, or 13.1%, to $11.5 million for the nine months ended November 3, 2018, compared to $13.2 million for the nine months ended October 28, 2017, due to lower average borrowings under the revolving credit agreement. The revolver was used to fund the acquisition of Vionic in October 2018, while the borrowings for the Allen Edmonds acquisition were outstanding for the full nine months ended October 28, 2017. We anticipate incremental interest expense year-over-year going forward until the borrowings to fund the acquisition of Vionic have been paid off.

Other Income, Net
During the first quarter of 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the non-service cost components of pension and other postretirement benefit income to be included in non-operating income, as further discussed in Note 2 to the condensed consolidated financial statements. As a result of the retrospective adoption of the ASU, we reclassified $2.5 million and $7.6 million of non-service cost components of net periodic benefit income for the third quarter and nine months ended October 28, 2017, respectively, to other income, net in the condensed consolidated statements of earnings. Other income, net increased $0.6 million, or 23.8%, to $3.1 million for the third quarter of 2018, compared to $2.5 million for the third quarter of 2017, primarily reflecting a higher expected return on assets for our domestic pension plan. Other income, net increased $1.7 million, or 21.8%, to $9.3 million for the nine months ended November 3, 2018, compared to $7.6 million for the nine months ended October 28, 2017. Refer to Note 12 to the condensed consolidated financial statements for additional information related to our retirement plans.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 24.5% for the third quarter of 2018, compared to 29.6% for the third quarter of 2017. The 2018 rate is lower due to the reduction in the U.S. corporate tax rate following enactment of the Tax Cuts and Jobs Act (the "Act"). During the third quarter of 2017, we recognized discrete tax benefits of $0.9 million, reflecting greater deductibility of certain 2016 expenses than originally estimated. If these discrete tax benefits had not been recognized during the third quarter 2017, our effective tax rate would have been 31.5%.

For the nine months ended November 3, 2018, our consolidated effective tax rate was 24.5%, compared to 30.6% for the nine months ended October 28, 2017. During the nine months ended November 3, 2018, we recognized discrete tax benefits of $0.7 million reflecting greater deductibility of certain 2017 expenses than originally estimated and share-based compensation. We recognized $2.0 million of discrete tax benefits during the nine months ended October 28, 2017, primarily related to share-based compensation. If these discrete tax benefits had not been recognized, our effective tax rates would have been 25.4% and 32.7%, for the nine months ended November 3, 2018 and October 28, 2017, respectively. Our tax rate for the nine months ended November 3, 2018 reflects a reduction in the U.S. corporate tax rate following enactment of the Act. Refer to Note 15 to the condensed consolidated financial statements for further discussion of income taxes and the impact of the Act.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $29.2 million and $70.0 million for the third quarter and nine months ended November 3, 2018, compared to net earnings of $34.4 million and $66.9 million for the third quarter and nine months ended October 28, 2017, as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$448.8	100.0%	$473.1	100.0%	$1,241.6	100.0%	$1,244.5	100.0%
Cost of goods sold	266.3	59.3%	275.0	58.1%	706.8	56.9%	695.4	55.9%
Gross profit	182.5	40.7%	198.1	41.9%	534.8	43.1%	549.1	44.1%
Selling and administrative expenses	158.1	35.3%	164.4	34.8%	455.3	36.7%	470.0	37.7%
Operating earnings	$24.4	5.4%	$33.7	7.1%	$79.5	6.4%	$79.1	6.4%

Key Metrics
Same-store sales % change	2.8%		0.9%		1.7%		1.0%
Same-store sales $ change	$11.9		$3.8		$19.8		$12.2
Impact of retail calendar shift	$(27.9)		$—		$(6.2)		$—
Sales change from new and closed stores, net	$(7.9)		$1.0		$(16.4)		$9.6
Impact of changes in Canadian exchange rate on sales	$(0.4)		$0.5		$(0.1)		$0.2

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$61		$64		$172		$169
Sales per square foot, excluding e-commerce (trailing twelve months)	$224		$217		$224		$217
Square footage (thousand sq. ft.)	6,657		6,894		6,657		6,894

Stores opened	9		12		15		33
Stores closed	10		25		34		46
Ending stores	1,007		1,042		1,007		1,042

Net Sales
Net sales decreased $24.3 million, or 5.1%, to $448.8 million for the third quarter of 2018, compared to $473.1 million for the third quarter of 2017. The decrease was primarily driven by the calendar shift, which resulted in one less week of back-to-school sales in the third quarter of 2018 compared to the third quarter of 2017, as well as a decrease in our store base, which resulted in an $7.9 million decrease in sales from new and closed stores. Same-store sales, which uses comparable retail calendar weeks from the prior year, increased 2.8%. We also experienced continued growth in e-commerce sales. Famous Footwear benefited from positive trends in sales of lifestyle athletic, boots and sandals. During the third quarter of 2018, we opened nine stores and closed 10 stores, resulting in 1,007 stores and total square footage of 6.7 million at the end of the third quarter of 2018, compared to 1,042 stores and total square footage of 6.9 million at the end of the third quarter of 2017. On a trailing twelve-month basis, sales per square foot, excluding e-commerce, increased 3.2% to $224 for the twelve months ended November 3, 2018, compared to $217 for the twelve months ended October 28, 2017. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment’s sales, with approximately 77% of our net sales made to Rewards program members in the third quarter of 2018, compared to 76% in the third quarter of 2017.

Net sales decreased $2.9 million, or 0.2%, to $1,241.6 million for the nine months ended November 3, 2018, compared to $1,244.5 million for the nine months ended October 28, 2017. Same-store sales increased 1.7% for the nine months ended November 3, 2018. Famous Footwear also experienced growth in e-commerce sales and reported improvement in both online conversion rate and online customer traffic. Our retail stores generated a higher customer conversion rate despite lower customer traffic.

Gross Profit
Gross profit decreased $15.6 million, or 7.9%, to $182.5 million for the third quarter of 2018, compared to $198.1 million for the third quarter of 2017, reflecting lower net sales and a lower gross profit rate, driven by a more competitive and promotional environment. In the third quarter of 2018, we continued to see a shift away from higher margin performance athletic products into lower margin lifestyle athletic products. As a percentage of net sales, our gross profit decreased to 40.7% for the third quarter of 2018, compared to 41.9% for the third quarter of 2017, reflecting a higher mix of lower margin product and higher freight expenses due to strong growth in e-commerce sales.

Gross profit decreased $14.3 million, or 2.6%, to $534.8 million for the nine months ended November 3, 2018, compared to $549.1 million for the nine months ended October 28, 2017. As a percentage of net sales, our gross profit decreased to 43.1% for the nine months ended November 3, 2018, compared to 44.1% for the nine months ended October 28, 2017, reflecting the same factors impacting the quarter.

Selling and Administrative Expenses
Selling and administrative expenses decreased $6.3 million, or 3.8%, to $158.1 million for the third quarter of 2018, compared to $164.4 million for the third quarter of 2017.  The decrease was driven by lower rent and facilities expense attributable to our smaller store base. Our strong growth in the mix of e-commerce sales have also driven freight and warehouse expenses higher and we expect this trend to continue in future quarters. As a percentage of net sales, selling and administrative expenses increased to 35.3% for the third quarter of 2018, compared to 34.8% for the third quarter of 2017.

Selling and administrative expenses decreased $14.7 million, or 3.1%, to $455.3 million for the nine months ended November 3, 2018, compared to $470.0 million for the nine months ended October 28, 2017, reflecting the same factors impacting the quarter. As a percentage of net sales, selling and administrative expenses decreased to 36.7% for the nine months ended November 3, 2018, compared to 37.7% for the nine months ended October 28, 2017.

Operating Earnings
Operating earnings decreased $9.3 million, or 27.7%, to $24.4 million for the third quarter of 2018, compared to $33.7 million for the third quarter of 2017. The decrease primarily reflects lower net sales as a result of the shift of one week of back-to-school sales into the second quarter of 2018 compared to the third quarter of 2017 and higher freight and distribution center expenses due to strong growth in e-commerce sales. As a percentage of net sales, operating earnings decreased to 5.4% for the third quarter of 2018, compared to 7.1% for the third quarter of 2017.

Operating earnings increased $0.4 million, or 0.5%, to $79.5 million for the nine months ended November 3, 2018, compared to $79.1 million for the nine months ended October 28, 2017. As a percentage of net sales, operating earnings remained flat at 6.4% for the nine months ended November 3, 2018 and October 28, 2017.

BRAND PORTFOLIO
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$327.1	100.0%	$301.5	100.0%	$872.9	100.0%	$838.6	100.0%
Cost of goods sold	199.0	60.8%	182.7	60.6%	529.1	60.6%	512.4	61.1%
Gross profit	128.1	39.2%	118.8	39.4%	343.8	39.4%	326.2	38.9%
Selling and administrative expenses	100.4	30.7%	94.5	31.3%	286.6	32.8%	271.2	32.3%
Restructuring and other special charges, net	1.0	0.3%	—	—%	4.4	0.5%	1.5	0.2%
Operating earnings	$26.7	8.2%	$24.3	8.1%	$52.8	6.1%	$53.5	6.4%

Key Metrics
Wholesale/retail sales mix (%)	79%/21%		75%/25%		76%/24%		75%/25%
Change in wholesale net sales ($)	$24.7		$(0.6)		$30.6		$7.7
Unfilled order position at end of period	$402.1		$302.4

Same-store sales % change(1)	1.7%		2.4%		(0.2)%		6.7%
Same-store sales $ change(1)	$0.9		$0.8		$(0.3)		$5.8
Sales change from new and closed stores, net	$0.6		$0.6		$4.0		$4.0
Sales change from acquired Allen Edmonds retail stores(2)	N/A		$35.7		N/A		$103.4
Impact of changes in Canadian exchange rate on retail sales	$(0.6)		$0.6		$0.0		$0.3

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$108		$87		$321		$245
Sales per square foot, excluding e-commerce (trailing twelve months) (1)	$441		$323		$441		$323
Square footage (thousands sq. ft.)	400		403		400		403

Stores opened	1		3		5		11
Stores closed	2		6		9		12
Ending stores	232		235		232		235

(1)
Because these metrics require inclusion in our results for 13 continuous months, the calculations for the 2017 periods presented exclude our Allen Edmonds business, which was acquired in December 2016.

(2)	This metric represents net sales from our 69 acquired Allen Edmonds retail stores for the thirteen and thirty-nine weeks ended October 28, 2017.

Net Sales
Net sales increased $25.6 million, or 8.5%, to $327.1 million for the third quarter of 2018, compared to $301.5 million for the third quarter of 2017 driven by higher net sales of our Sam Edelman, Bzees and Dr. Scholl's brands, partially offset by lower sales from Allen Edmonds. Our acquisitions of Blowfish Malibu in July 2018 and Vionic in October 2018 also contributed $6.4 million and $5.8 million, respectively, to our net sales growth in the third quarter of 2018. Boots had an outstanding quarter, contributing as a sales growth driver for several brands. In addition, our mix of e-commerce business continued to grow. During the third quarter of 2018, we opened one store and closed two stores, resulting in a total of 232 stores and total square footage of 0.4 million at the end of the third quarter of 2018, compared to 235 stores and total square footage of 0.4 million at the end of the third quarter of 2017. On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, increased to $441 for the twelve months ended November 3, 2018, compared to $323 for the twelve months ended October 28, 2017, primarily driven by the inclusion of the Allen Edmonds retail stores in this metric for 2018.

Our unfilled order position for our wholesale sales increased $99.7 million, or 33.0%, to $402.1 million at November 3, 2018, compared to $302.4 million at October 28, 2017. The increase in our backlog order levels reflects the acquisitions of Blowfish Malibu and Vionic in 2018.

Net sales increased $34.3 million, or 4.1%, to $872.9 million for the nine months ended November 3, 2018, compared to $838.6 million for the nine months ended October 28, 2017, driven by sales growth from our Sam Edelman, LifeStride and Franco Sarto brands, partially offset by lower sales from our Allen Edmonds, Vince and Carlos brands. Our newly acquired businesses, Blowfish Malibu and Vionic, also contributed $8.9 million and $5.8 million, respectively, to the net sales growth in the nine months ended November 3, 2018. During the nine months ended November 3, 2018, we opened five stores and closed nine stores.

Gross Profit
Gross profit increased $9.3 million, or 7.8%, to $128.1 million for the third quarter of 2018, compared to $118.8 million for the third quarter of 2017, primarily reflecting net sales growth. During the quarter, we recognized incremental cost of goods sold related to purchase accounting inventory adjustments of $1.8 million, as further discussed in Overview of Management's Discussion and Analysis. As a percentage of net sales, our gross profit decreased slightly to 39.2% for the third quarter of 2018, compared to 39.4% for the third quarter of 2017.

Gross profit increased $17.6 million, or 5.4%, to $343.8 million for the nine months ended November 3, 2018, compared to $326.2 million for the nine months ended October 28, 2017, due in large part to our net sales growth. In addition, the nine months ended October 28, 2017 included the incremental impact of $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) in cost of goods sold related to the amortization of the Allen Edmonds inventory fair value adjustment required for purchase accounting, which was higher compared to the $2.4 million ($1.8 million on an after-tax basis, or $0.04 per diluted share) in cost of goods sold related to the amortization of the Blowfish Malibu and Vionic inventory fair value adjustments in the nine months ended November 3, 2018. As a percentage of net sales, our gross profit increased to 39.4% for the nine months ended November 3, 2018, compared to 38.9% for the nine months ended October 28, 2017.

Selling and Administrative Expenses
Selling and administrative expenses increased $5.9 million, or 6.2%, to $100.4 million for the third quarter of 2018, compared to $94.5 million for the third quarter of 2017, reflecting approximately $2 million in duplicate expenses associated with our transition in early 2018 to a new leased distribution center, partially offset by a decrease in rent and facilities expenses attributable to our lower store base. Our strong growth in the mix of e-commerce sales have also driven freight and warehouse expenses higher and we expect this trend to continue in future quarters. As a percentage of net sales, selling and administrative expenses decreased to 30.7% for the third quarter of 2018, compared to 31.3% for the third quarter of 2017, reflecting the leveraging of our expenses over higher net sales.

Selling and administrative expenses increased $15.4 million, or 5.7%, to $286.6 million for the nine months ended November 3, 2018, compared to $271.2 million for the nine months ended October 28, 2017, reflecting the same factors impacting the quarter. As a percentage of net sales, selling and administrative expenses increased to 32.8% for the nine months ended November 3, 2018, compared to 32.3% for the nine months ended October 28, 2017.

Restructuring and Other Special Charges, Net
Restructuring and other special charges were $1.0 million and $4.4 million in the third quarter and nine months ended November 3, 2018, respectively, related to the integration and reorganization of our men's brands and acquisition and integration-related costs associated with the acquisitions of Blowfish Malibu and Vionic in July and October 2018, respectively. Restructuring and other special charges were $1.5 million in the nine months ended October 28, 2017 related to the integration and reorganization of our men's business. No restructuring and other special charges were incurred in the third quarter of 2017. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings increased $2.4 million, or 9.9%, to $26.7 million for the third quarter of 2018, compared to $24.3 million for the third quarter of 2017, driven by higher sales volume, partially offset by an increase in selling and administrative expenses. As a percentage of net sales, operating earnings increased to 8.2% for the third quarter of 2018, compared to 8.1% in the third quarter of 2017.

Operating earnings decreased $0.7 million, or 1.4%, to $52.8 million for the nine months ended November 3, 2018, compared to $53.5 million for the nine months ended October 28, 2017. As a percentage of net sales, operating earnings decreased to 6.1% for the nine months ended November 3, 2018, compared to 6.4% in the nine months ended October 28, 2017.

OTHER

The Other category includes unallocated corporate administrative expenses and other costs and recoveries. Costs of $11.3 million were incurred for the third quarter of 2018, compared to $7.7 million for the third quarter of 2017, primarily reflecting the incremental acquisition-related costs for the acquisition of Vionic in October 2018. Refer to Note 3 and Note 6 to the condensed consolidated financial statements for further discussion.

Unallocated corporate administrative expenses and other costs and recoveries were $37.4 million for the nine months ended November 3, 2018, compared to $30.6 million for the nine months ended October 28, 2017. The $6.8 million increase reflects the acquisition and integration-related costs associated with Vionic and Blowfish Malibu and higher expenses for our cash and share-based incentive compensation plans, due in part to growth in our stock price.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	November 3, 2018	October 28, 2017	February 3, 2018
Borrowings under revolving credit agreement	$350.0	$20.0	$—
Long-term debt	197.8	197.3	197.5
Total debt	$547.8	$217.3	$197.5

Total debt obligations of $547.8 million at November 3, 2018 increased $330.5 million, compared to $217.3 million at October 28, 2017, and increased $350.3 million, compared to $197.5 million at February 3, 2018. The increase from October 28, 2017 and February 3, 2018, reflects borrowings under our revolving credit agreement to fund the acquisition of Vionic in October 2018. We used our revolving credit agreement to fund the acquisition of Allen Edmonds in the fourth quarter of 2016 and the outstanding balance was paid down throughout 2017. Net interest expense for the third quarter of 2018 increased $0.1 million to $4.2 million, compared to $4.1 million for the third quarter of 2017. As a result of lower average borrowings under our revolving credit agreement, net interest expense decreased $1.7 million to $11.5 million for the nine months ended November 3, 2018, compared to $13.2 million for the nine months ended October 28, 2017.

Credit Agreement
The Company maintains a revolving credit facility for working capital needs in an aggregate amount of up to $600.0 million, with the option to increase by up to $150.0 million. The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC and Allen Edmonds are each co-borrowers and guarantors under the Credit Agreement, which matures on December 18, 2019. On October 31, 2018, Vionic was also joined to the Credit Agreement as a co-borrower and guarantor.

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

At November 3, 2018, we had $350.0 million in borrowings and $8.7 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $241.3 million at November 3, 2018. We were in compliance with all covenants and restrictions under the Credit Agreement as of November 3, 2018. We anticipate incremental interest expense year-over-year going forward until the borrowings to fund the acquisition of Vionic have been paid off.

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

The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of November 3, 2018, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Working Capital and Cash Flow

	Thirty-Nine Weeks Ended
($ millions)	November 3, 2018	October 28, 2017	Change
Net cash provided by operating activities	$94.4	$122.2	$(27.8)
Net cash used for investing activities	(401.0)	(38.9)	(362.1)
Net cash provided by (used for) financing activities	333.2	(107.5)	440.7
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2	(0.4)
Increase in cash and cash equivalents	$26.4	$(24.0)	$50.4

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $27.8 million lower in the nine months ended November 3, 2018 as compared to the nine months ended October 28, 2017, primarily reflecting the following factors:

•	A larger increase in inventory in the nine months ended November 3, 2018, compared to to the nine months ended October 28, 2017; and

•	An increase in accounts receivable in the nine months ended November 3, 2018, compared to a decrease in the comparable period in 2017, driven by an increase in net sales; partially offset by

•
An increase in trade accounts payable in the nine months ended November 3, 2018, compared to a decrease in the nine months ended October 28, 2017, driven by higher purchases of inventory in the nine months ended November 3, 2018.

Cash used for investing activities was $362.1 million higher in the nine months ended November 3, 2018 as compared to the nine months ended October 28, 2017, primarily due to the acquisition cost for Vionic in October 2018. For fiscal 2018, we expect purchases of property and equipment and capitalized software of approximately $60 million, including the capital required for our new leased Brand Portfolio warehouse in California.

Cash provided by financing activities was $440.7 million higher in the nine months ended November 3, 2018 as compared to the nine months ended October 28, 2017, primarily due to the $360.0 million of borrowings under our revolving credit agreement for the acquisition of Vionic. During 2017, we had net repayments on our revolving credit agreement for the December 2016 Allen Edmonds acquisition.

A summary of key financial data and ratios at the dates indicated is as follows:

	November 3, 2018	October 28, 2017	February 3, 2018
Working capital ($ millions) (1)	$167.2	$386.3	$416.6
Current ratio (2)	1.19:1	1.93:1	1.97:1
Debt-to-capital ratio (3)	41.7%	24.4%	21.5%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Working capital at November 3, 2018 was $167.2 million, which was $219.1 million and $249.4 million lower than at October 28, 2017 and February 3, 2018, respectively. Our current ratio was 1.19 to 1 as of November 3, 2018, compared to 1.93 to 1 at October 28, 2017 and 1.97:1 at February 3, 2018. The decrease in working capital and the current ratio from October 28, 2017 and February 3, 2018 primarily reflects higher borrowings under our revolving credit agreement to fund the acquisition of Vionic in October 2018. A significant portion of the purchase price of Vionic is attributed to noncurrent assets, such as tradenames, goodwill and other intangibles that are excluded from working capital. Our debt-to-capital ratio was 41.7% as of November 3, 2018, compared to 24.4% as of October 28, 2017 and 21.5% at February 3, 2018. The increase in our debt-to-capital ratio from October 28, 2017 also reflects higher borrowings under our revolving credit agreement.

At November 3, 2018, we had $90.5 million of cash and cash equivalents. The majority of this balance represents the accumulated unremitted earnings of our foreign subsidiaries.

We declared and paid dividends of $0.07 per share in both the third quarter of 2018 and 2017. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating and capital lease commitments, long-term debt, interest on long-term debt, minimum license commitments, financial instruments, one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations.

As further discussed in Note 3 and Note 14 to the condensed consolidated financial statements, in conjunction with the acquisition of Blowfish Malibu in July of 2018, the Company recorded a mandatory purchase obligation of the noncontrolling interest of $9.0 million. The fair value of the mandatory purchase obligation, which was $9.1 million as of November 3, 2018, will be paid upon settlement in 2021. In addition, in conjunction with the acquisition of Vionic in October of 2018, the Company assumed a capital lease obligation of $3.5 million. During the third quarter of 2018, the Company also signed an operating lease for an additional building on the campus of our wholesale distribution center in California. The lease term is approximately 10 years and requires aggregate minimum lease payments of approximately $3.4 million in 2019, $9.7 million in 2020-2021, $10.2 million in 2022-2023 and $29.7 million thereafter.

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, changes in borrowings under our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals) and the mandatory purchase obligation, capital lease obligation and new operating lease described above, there have been no other significant changes to the contractual obligations identified in our Annual Report on Form 10-K for the year ended February 3, 2018.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of November 3, 2018, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

On July 6, 2018, we acquired Blowfish Malibu. In addition, on October 18, 2018, we acquired Vionic. As a result of these acquisitions, we are in the process of reviewing the internal control structures of Blowfish Malibu and Vionic and, if necessary, will make appropriate internal control enhancements as we integrate the acquired businesses. Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our annual assessment of internal control over financial reporting will exclude Blowfish Malibu and Vionic.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2018:

			Total Number Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)

Fiscal Period

August 5, 2018 - September 1, 2018	—	$—	—	1,123,500

September 2, 2018 - October 6, 2018	—	—	—	1,123,500

October 7, 2018 - November 3, 2018	—	—	—	1,123,500

Total	—	$—	—	1,123,500

(1)
Includes shares purchased as part of our publicly announced stock repurchase program and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

(2)
On August 25, 2011, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date. Under this plan, 100,000 and 225,000 shares were repurchased during the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The Company did not repurchase any shares during the thirteen weeks ended November 3, 2018 or October 28, 2017. As of November 3, 2018, there were 1,123,500 shares authorized to be repurchased under the program. Our repurchases of common stock are limited under our debt agreements. Subsequent to quarter-end, the Company has repurchased 1,052,576 shares at an aggregate price of $31.5 million.

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

CALERES, INC.

Date: December 12, 2018	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer